Form 10-Q
period 1994-01-01
TYSON FOODS INC
filed 1994-02-15
CIK 100493

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly period ended January 1, 1994
                                    ---------------

          or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from
                                    ---------------------------------------
                                 to
                                    ---------------------------------------

     Commission File Number 0-3400
                            ------

                               TYSON FOODS, INC.
     -----------------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

               Delaware                             71-0225165
     -------------------------------   -------------------------------------
     (State or Other Jurisdiction of     (I.R.S. Employer Identification
     Incorporation or Organization)      No.)

     2210 West Oaklawn Drive, Springdale, Arkansas 72764
     -----------------------------------------------------------------------
     (Address of Principal Executive Offices and Zip Code)

                               (501) 290-4000
     -----------------------------------------------------------------------
     Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  x           No
              ---             ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                 Outstanding January 1, 1994
- ------------------------------------   -------------------------------------
Class A Common Stock, $.10 Par Value   79,047,440 Shares
Class B Common Stock, $.10 Par Value   68,455,438 Shares

                              TYSON FOODS, INC.

                                    INDEX


                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements

                Consolidated Condensed Balance Sheets
                   January 1, 1994 and October 2, 1993                      3

                Consolidated Condensed Statements of Income
                   for the Three Months Ended
                   January 1, 1994 and January 2, 1993                      4

                Consolidated Condensed Statements of Cash Flows
                   for the Three Months Ended
                   January 1, 1994 and January 2, 1993                      5

                Notes to Consolidated Condensed Financial
                   Statements                                             6-8


     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         9-11


PART II.  OTHER INFORMATION                                             12-14


SIGNATURES                                                                 15

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              TYSON FOODS, INC.
                    Consolidated Condensed Balance Sheets
                               (In Thousands)

                                              (Unaudited)
                                                January 1,         October 2,
Assets                                            1994             1993
- ------------------------------------          ------------       ------------
Current Assets:
  Cash and cash equivalents                     $   18,042         $   21,547
  Accounts receivable                              347,178            104,767
  Inventories                                      709,035            675,205
  Other current assets                              12,559             10,236
                                                ----------         ----------
Total Current Assets                             1,086,814            811,755

Net Property, Plant, and Equipment               1,438,658          1,435,298
Excess of Investments over Net Assets Acquired     918,068            924,432
Investments and Other Assets                        82,084             82,019
                                                ----------         ----------
Total Assets                                    $3,525,624         $3,253,504
                                                ==========         ==========

Liabilities and Shareholders' Equity
- ------------------------------------
Current Liabilities:
  Notes Payable                                 $   40,000         $   29,800
  Current portion of long-term debt                 74,042             73,987
  Trade accounts payable                           209,590            205,592
  Other accrued liabilities                        185,626            217,326
                                                 ---------         ----------
Total Current Liabilities                          509,258            526,705

Long-Term Debt                                   1,165,514            920,465
Deferred Income Taxes                              445,588            445,588
Shareholders' Equity:
  Common stock                                      14,814             14,814
  Capital in excess of par value                   392,727            392,693
  Retained earnings                              1,008,513            965,493
                                                ----------         ----------
                                                 1,416,054          1,373,000
  Less treasury stock                               10,122             11,359
  Less unamortized deferred compensation               668                895
                                                ----------        -----------
Total Shareholders' Equity                       1,405,264          1,360,746
                                                ----------         ----------
Total Liabilities and Shareholders' Equity      $3,525,624         $3,253,504
                                                ==========         ==========

The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
                 Consolidated Condensed Statements of Income
                    (In Thousands Except Per Share Data)

                                                          (Unaudited)
                                                       THREE MONTHS ENDED
                                                    -----------------------
                                                    January 1,   January 2,
                                                       1994         1993
                                                   -----------  -----------
                                                    c>
Sales                                               $1,152,790   $1,083,312
Cost of Sales                                          935,415      878,510
Expenses:
  Selling                                               96,273       87,099
  General and administrative                            23,398       28,306
  Amortization                                           8,165        7,547
  Interest                                              17,016       18,892
  Other income                                            (224)        (547)
                                                    ----------   ----------
Income Before Taxes on Income                           72,747       63,505
Provision for Income Taxes                              28,368       24,109
                                                    ----------   ----------
Net Income                                          $   44,379   $   39,396
                                                    ==========   ==========

Average Shares Outstanding                             148,580      148,367
                                                       =======      =======
Earnings Per Share                                       $0.30        $0.27
                                                         =====        =====

Cash Dividends Per Share:

  Class A                                              $0.0100      $0.0100
                                                       =======      =======
  Class B                                              $0.0083      $0.0083
                                                       =======      =======
















The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
               Consolidated Condensed Statements of Cash Flows
                               (In Thousands)

                                                           (Unaudited)
                                                        Three Months Ended
                                                   -------------------------
                                                   January 1,     January 2,
                                                      1994           1993
                                                   -------------------------
Cash Flows from Operating Activities:
  Net income                                      $   44,379      $  39,396
  Adjustments to reconcile net income to cash
    provided by (used for) operating activities:
      Depreciation                                    37,451         33,246
      Amortization                                     8,165          7,547
      Deferred income taxes                                0          3,527
      Loss on dispositions of property and
        equipment                                      2,415            906
      (Increase) decrease in accounts receivable    (242,411)        58,590
      Increase in inventories                        (33,830)       (39,286)
      Increase (Decrease) in trade accounts payable    3,998        (34,510)
      Net change in other current assets and
        liabilities                                  (34,023)          (221)
                                                  ----------      ---------
Cash Provided by (Used for) Operating Activities    (213,856)        69,195

Cash Flows from Investing Activities:
  Net cash paid for acquisitions                           0        (43,207)
  Additions to property, plant and equipment         (44,368)       (54,129)
  Proceeds from sale of property, plant and
    equipment                                          1,142            858
  Net increase in other assets                        (1,866)       (14,596)
                                                  ----------       --------
Cash Used for Investing Activities                   (45,092)      (111,074)

Cash Flows from Financing Activities:
  Net change in notes payable                         10,200          1,000
  Proceeds from long-term debt                       260,352        248,000
  Repayments of long-term debt                       (15,248)      (198,014)
  Dividends and other                                    139           (284)
                                                  ----------       --------
Cash Provided by Financing Activities                255,443         50,702
                                                  ----------       --------
Increase (Decrease) in Cash and Cash Equivalents      (3,505)         8,823
Cash and Cash Equivalents at Beginning of Period      21,547         27,060
                                                  ----------       --------
Cash and Cash Equivalents at End of Period        $   18,042      $  35,883
                                                  ==========      =========
Supplemental Cash Flow Information,
  Cash paid during the period for:
    Interest                                         $11,444        $10,703
    Income taxes                                     $35,726        $27,328

The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.,
            Notes to Consolidated Condensed Financial Statements
                                 (Unaudited)

1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended October 2, 1993. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of January 1, 1994 and October 2, 1993, the results of operations for the three months ended January 1, 1994, and January 2, 1993 and cash flows for the three months ended January 1, 1994 and January 2, 1993. The results of operations for the three months ended January 1, 1994 and January 2, 1993, and cash flows for the three months ended January 1, 1994 and January 2, 1993, are not necessarily indicative of the results to be expected for the full year.

The Notes to Consolidated Financial Statements for the year ended
October 2, 1993, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the three months ended January 1, 1994, except as disclosed below.

2.   Accounts Receivable

At October 2, 1993 the Company had an asset sale agreement with an unrelated financial institution which allowed the Company to sell up to $275 million of accounts receivable . As sold accounts receivable were collected, new qualifying accounts were substituted such that the outstanding balance remained at $275 million. In November 1993, the Company discontinued this asset sale agreement due to lower financing costs available through the sale of commercial paper. As a result, accounts receivable has increased by $275 million at January 1, 1994.


3.   Inventories
                                                     (In thousands)
Inventories, valued at the lower of              January 1,        October 2,
cost (first-in, first-out) or market                1994              1993
consist of the following:                       ----------        ----------
     Finished and work-in-process                 $326,328          $299,388
     Farm flocks and herds                         171,599           152,187
     Live swine                                     51,080            55,661
     Seafood related products                       41,512            53,064
     Hatchery eggs and feed                         42,558            40,110
     Supplies                                       75,958            74,795
                                                  --------          --------
     Total                                        $709,035          $675,205
                                                  ========          ========

4.   Excess of Investments over Net Assets Acquired

Excess cost over the fair value of net assets acquired generally is amortized on a straight-line basis over periods ranging from 20 to 40 years. The carrying value of excess of investments over net assets acquired will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that excess of investments over net assets acquired will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of excess of investments over net assets acquired will be reduced by the estimated shortfall of cash flows.

5.   Contingencies

The Company is involved in various lawsuits and claims made by third parties on an ongoing basis as a result of its day-to-day operations, including the following two matters relating to Arctic Alaska Fisheries Corporation ("Arctic"). The U.S. Attorney's Office in Seattle, Washington is presently conducting an investigation following the U.S. Coast Guard's referral of its investigation regarding the sinking in 1990 of one of Arctic's vessels, The Aleutian Enterprise. Also, on September 8, 1993, the State of Alaska, after conducting investigations, filed a Complaint for Forfeiture and Damages alleging that certain Arctic vessels participated in the use of certain fishing gear during 1990, 1991, and 1992. While management is not able at the present time to determine the outcome of these matters, based upon information currently available, management presently does not believe that any of these lawsuits or claims by third parties will have a material adverse effect on the Company's financial position.

6.   Income Taxes

At the beginning of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This statement supersedes Statement of Financial Accounting Standards No. 96, ("SFAS No. 96") the method previously followed by the Company. Both SFAS
No. 109 and SFAS No. 96 require the liability method be used to account for deferred income taxes. The liability method provides that deferred tax liabilities are recorded at current tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes referred to as temporary differences. The cumulative effect of adoption of SFAS No. 109 did not affect the Company's financial position or results of operations.

Significant components of the Company's deferred tax liabilities and assets as of October 2, 1993 are as follows (In thousands):

<cption>
     Deferred tax liabilities:
       Basis difference in property, plant and equipment      $205,586
       Suspended taxes from conversion to accrual method       150,162
       Other                                                   128,416
                                                              --------
       Total deferred tax liabilities                         $484,164
                                                              --------
     Deferred tax assets:
       Accrued expenses                                        (38,576)
                                                              --------
       Total deferred tax assets                               (38,576)
                                                              --------
     Net deferred tax liabilities                             $445,588
                                                              ========


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Financial Condition
- -------------------

For the three months ended January 1, 1994, net cash of $213.9 million was used by all operating activities, consisting of $90 million provided by operations, offset by $303.9 million used for net changes in receivables, inventories, payables and other items. Accounts receivable increased as a result of management's decision to discontinue an asset sale agreement due to lower financing costs available through the sale of commercial paper. See Note 2 of Notes to Consolidated Condensed Financial Statements. Inventories increased slightly from 1993 fiscal year-end. Finished inventories have increased from 1993 fiscal year-end due to increased grain costs, seasonal factors and shifts in product mix. Financing activities provided net cash of $255.4 million, mainly from the discontinuance of the sale of accounts receivable and additional long-term debt incurred by issuing commercial paper. The Company used funds generated from operating activities and financing activities to fund $44.4 million of property, plant and equipment additions. The expenditures for property, plant and equipment were related to new equipment and upgrading facilities to take advantage of market opportunities and the Company's continuing effort to increase efficiencies, reduce overall cost, and meet or exceed environmental standards.

At January 1, 1994, working capital was $577.6 million compared to $285.1 million at 1993 fiscal year-end, an increase of $292.5 million. The current ratio at the end of the first quarter of 1994 was 2.13 to 1 compared to 1.54 to 1 at 1993 fiscal year-end. The current ratio for the first quarter was impacted by management's decision to discontinue the sale of accounts receivable and increase commercial paper borrowings to achieve lower financing costs. See Note 2 to Notes to Consolidated Condensed Financial Statements.

The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities and additional credit facilities which the Company believes are available.

Long-term debt has increased $245 million since 1993 fiscal year-end. This is due to the Company's discontinuance of the sale of accounts receivable in the amount of $275 million, and the financing of this amount through the sale of commercial paper. At January 1, 1994, long-term debt was 45.3% of total capitalization compared to 40.3% at 1993 fiscal year-end. On December 17, 1993, the Company obtained a $150 million unsecured revolving credit agreement. This credit agreement plus the Company's two other unsecured revolving credit agreements totaling $850 million provide the Company access to $1 billion which supports the Company's commercial paper program. At January 1, 1994, long-term debt consisted of $590 million of commercial paper, $167 million drawn under the revolving credit facilities, $366 million of institutional notes and $42.5 million of other indebtedness.

Results of Operations
- ---------------------

Sales for the first quarter of 1994 increased 6.4% over the same quarter of 1993. This increase was mainly due to an increase in consumer poultry sales which accounted for 6.1% of the increase in 1994 total sales. The increase in consumer poultry sales is attributable to a 9.3% increase in tonnage offset slightly by a 1.1% decrease in sales prices. First quarter sales to the animal and pet food industry increased 1994 total sales by 0.2% compared to the first quarter of last year due to a 5.9% increase in tonnage and a 2.8% increase in sales prices. Beef and pork sales increased first quarter 1994 total sales by 4.2% compared to 1993. Beef and pork sales increased primarily due to production by the new pork operation in Marshall, Missouri. Seafood sales decreased first quarter 1994 total sales 2.0% due to a 22.0% decrease in tonnage and a 14.8% decrease in average sales prices. Seafood sales volumes and profit margins continue to be adversely affected by various factors including changes in product mix resulting from government fishing quotas, resource availability and fluctuations in market prices. Mexican food, prepared foods and other sales decreased first quarter 1994 total sales by 0.1%. Reduced numbers of live swine sales resulted in a decrease to 1994 total sales by 2.0% compared to first quarter 1993 swine sales. This decrease in live swine sales was primarily the result of the integration of some of the live swine production with the Company's swine processing facility.

The increase in cost of goods sold of 6.5% for the first quarter of 1994 compared to the same quarter of 1993 was mainly the result of the increase in sales plus an increase of approximately 7.1% in feed ingredient costs. As a percent of sales, cost of sales was 81.1% for both the first quarter of 1994 and the first quarter of 1993. While the Company's strategy of adding value to products through further-processing offsets a portion of the impact of higher grain costs, such increases continue to affect poultry, swine and Mexican food production cost. Additionally, management expects feed ingredient costs for poultry and swine production to increase approximately 9% during the second quarter of fiscal 1994. It is anticipated that the increase in these costs will have an adverse impact on second quarter results and will continue to have an adverse impact on operating results until such time as the market will permit these costs to be passed through to customers. The Company monitors and compares costs for labor, raw material purchases, utilities and other expenses to companies within the industry as part of its cost control measures and believes such costs are at least within industry averages.

Operating expenses increased 4% for the first quarter of 1994 over the same quarter of 1993. Selling expense, as a percent of sales, in the first quarter of 1994 was 8.4% compared to 8% in the same quarter of 1993. Selling expense increased primarily due to increases in storage and transportation expenses. General and administrative expense, as a percent of sales, decreased to 2% in the first quarter of 1994 compared to 2.6% in the same period of 1993. Certain costs which in previous years were classified as general and administrative expenses have been classified as cost of sales or selling expenses. This classification change was made primarily to assign cost based on activity, responsibility and benefit resulting in better management control. This classification change decreased general and administrative expenses 0.5% as a percent of sales. The impact on cost of sales and selling expense was not material. Costs incurred in connection with the sale of accounts receivable, which are classified as general and administrative expense, decreased 33.9% due to the discontinuance of the sale of accounts receivable. Amortization expense was 0.7% of sales for both the first quarter of 1994 and the first quarter of 1993.

Interest expense decreased 10% in the first quarter of 1994 compared to the same quarter of 1993. Short-term interest rates were lower compared to 1993, due to market conditions and the Company's use of less costly borrowing alternatives which lowered the weighted average interest rate of all Company debt to 6.2% compared to 7.4% for the same period last year. These lower rates were partially offset by a higher level of borrowing due to the discontinuance of the sale of accounts receivable, as the Company's average indebtedness increased 9% compared to the same period last year.

The effective income tax rate for the first quarter of 1994 was 39%, compared to 38% in the first quarter of 1993. The increase in the effective rate is due to the increase in the federal income tax rate during the fourth quarter of the Company's fiscal 1993. The increase in the tax provision was offset slightly by reduced state income taxes and the reduced impact of the non-deductibility of amortization of excess of investments over net assets acquired as income before income taxes increases. The income tax rate generally reflects the statutory corporate income tax rate plus the impact of the non-deductibility of amortization of excess of investments over net assets acquired.

Environmental Matters
- ---------------------

The Company has a strong financial commitment to environmental matters. During the first quarter of fiscal 1994 the Company invested approximately $1.7 million in water quality facilities, including both capital outlays to build and upgrade facilities and $7.2 million for day-to-day operations.

                         PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The following directors were elected at the annual shareholders'
        meeting held January 14, 1994:
        Directors                  Votes For           Votes Withheld
        ---------                  -----------         --------------
        Neely Cassady              744,272,658         701,589
        Lloyd V. Hackley           744,263,616         710,631
        Shelby Massey              744,268,504         705,743
        Joe F. Starr               744,262,984         711,263
        Leland Tollett             744,269,552         704,695
        Barbara Tyson              744,272,267         701,980
        Don Tyson                  744,271,343         702,904
        John H. Tyson              744,263,333         710,914
        Fred S. Vorsanger          744,262,031         712,216

        Additionally, Don Tyson, Chairman of the Board of Directors, announced the nomination of Donald E. "Buddy" Wray, Chief Operating Officer of Tyson Foods, Inc., to the Board of Directors. Mr. Wray was elected to the Board of Directors at its first meeting immediately after the adjournment of the annual meeting of shareholders. Mr. Wray has been with the Company since 1961, and has served as chief operating officer since 1989.

        The Board of Directors announced a 100 percent increase in the Company's quarterly cash dividends for both Class A and Class B common stock. The quarterly dividend for the Class A common stock increased from $0.01 to $0.02 per share and the quarterly dividend for Class B common stock increased from $0.00833 to $0.01667 per share. The increases in the quarterly dividends for Class A and Class B common stock will be payable March 15, 1994 to holders of record on March 1, 1994.

        No other items were voted upon at the annual shareholders' meeting or during the quarter ended January 1, 1994.

Item 5. Other Information:

        On January 6, 1994, the Company announced the acquisition of Gorges Foodservice, Inc. ("Gorges") of Harlingen, Texas and certain real property related to the operation of Gorges for a total cash purchase price of approximately $35.6 million. Gorges operates two primarily beef further-processing facilities in Harlingen, Texas.

        On January 24, 1994 the Company delivered to the Board of Directors of WLR Foods, Inc. ("WLR Foods") a proposal to enter into a transaction whereby the Company would acquire WLR Foods at a purchase price of $30.00 per share in cash. The proposal was conditioned on a number of factors including approval by a majority of disinterested directors of WLR Foods, the negotiation of a formal agreement and compliance with various regulatory requirements. A copy of the press release announcing the proposal is attached to this report as
        Exhibit 99(a).

        The total consideration for the transaction, based upon a cash purchase price of $30.00 per share and 10,956,856 shares of WLR Foods common stock outstanding would be approximately $328.7 million together with the assumption of approximately $71.1 million in debt. The Company anticipates it would finance the transaction with availability under its existing credit facilities, commercial paper, additional credit facilities and working capital.

        On February 6, 1994, WLR Foods announced that its Board of Directors had unanimously rejected the Company's proposal to merge with WLR Foods for $30.00 per share. Further, WLR Foods announced the adoption of a Shareholder Protection Rights Plan, (i.e. poison pill). Finally, WLR Foods initiated legal proceedings against the Company in the United States District Court in Harrisonburg, Virginia, seeking among other things, validation of WLR Foods' Shareholder Protection Rights Plan and the constitutionality of the Virginia Control Share Acquisition Act. A copy of the press release by WLR Foods as reported by Business Wire together with three letters to WLR Foods Shareholders and a summary of the WLR Foods Shareholder Protection Rights Plan is attached to this report as Exhibit 99(b). Additionally, a copy of the legal proceedings as filed with the United States District Court is attached to this report as
        Exhibit 99(c).

        The Company continues to be interested in acquiring WLR Foods, but in light of the rejection of the Company's proposal, there can be no assurance that further proposals will be made or whether any transaction on any terms will be consummated with WLR Foods. The Company has set no timetable as to when any decision concerning this matter will be made.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

        (b) Reports on Form 8-K:

            None.

                                 EXHIBIT INDEX

The following exhibits are filed with this report.

Exhibit No.                                                              Page
- -----------                                                              ----
10.        Revolving credit agreement, dated December 17, 1993,
           by and among the Company, as Borrower, Union Bank of
           Switzerland, Houston Agency and National Westminister
           Bank Plc., New York Branch as Co-Agents and Union Bank
           of Switzerland, Houston Agency as Agent.                     16-40

11.        Statement Regarding Computation of Earnings Per Share        41

99(a).     News Release on Proposal to Merge With WLR Foods, Inc.       42-45

99(b).     News Release by WLR Foods Rejecting the Company's
           Proposal to Merge and Announcing the Adoption of a
           Shareholder Rights Protection Plan Together with
           Letters to WLR Foods Shareholders.                           46-50

99(c).     Legal Proceedings by WLR Foods Against the Company as
           Filed in the United States District Court for the
           Western District of Virginia, Harrisonburg Division.         51-54


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TYSON FOODS, INC.


Date: February 15, 1994         /s/ Gerald Johnston
      -----------------         -------------------
                                Gerald Johnston
                                Executive Vice President,
                                Finance

Date: February 15, 1994        /s/ Gary Johnson
      -----------------        ----------------
                                Gary Johnson
                                Corporate Controller