Form 10-Q
period 1994-04-02
TYSON FOODS INC
filed 1994-05-13
CIK 100493

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly period ended April 2, 1994
                                    ---------------

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

          Yes  x           No
              ---             ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                 Outstanding April 2, 1994
- - ------------------------------------   -------------------------------------
Class A Common Stock, $.10 Par Value     79,142,321 Shares
Class B Common Stock, $.10 Par Value     68,455,438 Shares

                              TYSON FOODS, INC.

                                    INDEX


                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements

                Consolidated Condensed Balance Sheets
                   April 2, 1994 and October 2, 1993                        3

                Consolidated Condensed Statements of Income
                   for the Three Months and Six Months Ended
                   April 2, 1994 and April 3, 1993                          4

                Consolidated Condensed Statements of Cash Flows
                   for the Six Months Ended
                   April 2, 1994 and April 3, 1993                          5

                Notes to Consolidated Condensed Financial
                   Statements                                             6-8


     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         9-12


PART II.  OTHER INFORMATION                                             13-18


SIGNATURES                                                                 19

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                              TYSON FOODS, INC.
                    Consolidated Condensed Balance Sheets
                               (In Thousands)

                                              (Unaudited)
                                                April 2,         October 2,
Assets                                            1994               1993
- - ------------------------------------          ------------       ------------
Current Assets:
  Cash and cash equivalents                     $   32,580         $   21,547
  Accounts receivable                              397,042            104,767
  Inventories                                      751,155            675,205
  Other current assets                              27,452             10,236
                                                ----------         ----------
Total Current Assets                             1,208,229            811,755

Net Property, Plant, and Equipment               1,472,313          1,435,298
Excess of Investments over Net Assets Acquired     927,013            924,432
Investments and Other Assets                       101,064             82,019
                                                ----------         ----------
Total Assets                                    $3,708,619         $3,253,504
                                                ==========         ==========

Liabilities and Shareholders' Equity
- - ------------------------------------
Current Liabilities:
  Notes Payable                                 $  141,000         $   29,800
  Current portion of long-term debt                 42,969             73,987
  Trade accounts payable                           202,695            205,592
  Other accrued liabilities                        199,278            217,326
                                                 ---------         ----------
Total Current Liabilities                          585,942            526,705

Long-Term Debt                                   1,223,637            920,465
Deferred Income Taxes                              452,422            445,588
Shareholders' Equity:
  Common stock                                      14,815             14,814
  Capital in excess of par value                   392,831            392,693
  Retained earnings                              1,048,910            965,493
                                                ----------         ----------
                                                 1,456,556          1,373,000
  Less treasury stock                                9,496             11,359
  Less unamortized deferred compensation               442                895
                                                ----------        -----------
Total Shareholders' Equity                       1,446,618          1,360,746
                                                ----------         ----------
Total Liabilities and Shareholders' Equity      $3,708,619         $3,253,504
                                                ==========         ==========

The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
                 Consolidated Condensed Statements of Income
                    (In Thousands Except Per Share Data)
                                 (Unaudited)

                              Three Months Ended        Six Months Ended
                            ----------------------  -----------------------
                              April 2,   April 3,     April 2,     April 3,
                               1994       1993         1994         1993
                            ----------  ----------  ----------  -----------
Sales                       $1,261,903  $1,170,411  $2,414,693   $2,253,723
Cost of Sales                1,039,383     943,508   1,974,798    1,822,018
Expenses:
  Selling                      105,432      99,193     201,705      186,292
  General and administrative    21,273      28,866      44,671       57,172
  Amortization                   8,084       8,040      16,249       15,587
  Interest                      20,083      18,917      37,099       37,809
  Other expense (income)        (3,048)     (2,493)     (3,272)      (3,040)
                             ---------   ---------  ----------   ----------
Income Before Taxes on Income   70,696      74,380     143,443      137,885
Provision for Income Taxes      27,575      28,292      55,943       52,401
                             ---------   ---------  ----------   ----------
Net Income                   $  43,121   $  46,088  $   87,500   $   85,484
                             =========   =========  ==========   ==========

Average Shares Outstanding     148,544     148,515     148,496      148,457
                               =======     =======     =======      =======
Earnings Per Share               $0.29       $0.31       $0.59        $0.58
                                 =====       =====       =====        =====

Cash Dividends Per Share:

  Class A                      $0.0200     $0.0100     $0.0300      $0.0200
                               =======     =======     =======      =======
  Class B                      $0.0167     $0.0083     $0.0250      $0.0167
                               =======     =======     =======      =======















The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
               Consolidated Condensed Statements of Cash Flows
                               (In Thousands)

                                                             (Unaudited)
                                                        Six Months Ended
                                                   -------------------------
                                                   April 2,        April 3,
                                                      1994           1993
                                                   -------------------------
Cash Flows from Operating Activities:
  Net income                                      $   87,500      $  85,484
  Adjustments to reconcile net income to cash
    provided by (used for) operating activities:
      Depreciation                                    75,999         69,493
      Amortization                                    16,249         15,587
      Deferred income taxes                            6,553          7,396
      Loss on dispositions of property and
        equipment                                      1,957          1,553
      (Increase) decrease in accounts receivable    (289,120)        41,476
      Increase in inventories                        (72,741)      (104,115)
      Decrease in trade accounts payable              (4,532)       (43,944)
      Net change in other current assets and
        liabilities                                  (35,739)        14,478
                                                  ----------      ---------
Cash Provided by (Used for) Operating Activities    (213,874)        87,408

Cash Flows from Investing Activities:
  Net cash paid for acquisitions                     (33,476)       (43,377)
  Additions to property, plant and equipment        (102,370)      (115,745)
  Proceeds from sale of property, plant and
    equipment                                          3,296          4,947
  Net increase in other assets                       (22,469)       (15,007)
                                                  ----------       --------
Cash Used for Investing Activities                  (155,019)      (169,182)

Cash Flows from Financing Activities:
  Net change in notes payable                        109,400        (30,100)
  Proceeds from long-term debt                       319,545        428,000
  Repayments of long-term debt                       (47,391)      (319,897)
  Dividends and other                                 (1,628)        (1,181)
                                                  ----------       --------
Cash Provided by Financing Activities                379,926         76,822
                                                  ----------       --------
Increase (Decrease) in Cash and Cash Equivalents      11,033         (4,952)
Cash and Cash Equivalents at Beginning of Period      21,547         27,060
                                                  ----------       --------
Cash and Cash Equivalents at End of Period        $   32,580      $  22,108
                                                  ==========      =========
Supplemental Cash Flow Information,
  Cash paid during the period for:
    Interest                                         $39,465        $34,700
    Income taxes                                     $50,481        $51,818

The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.,
            Notes to Consolidated Condensed Financial Statements
                                 (Unaudited)

1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended October 2, 1993. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of April 2, 1994 and October 2, 1993, the results of operations for the three months and six months ended
April 2, 1994, and April 3, 1993 and cash flows for the six months ended April 2, 1994, and April 3, 1993. The results of operations for the three months and six months ended April 2, 1994 and April 3, 1993, and cash flows for the six months ended April 2, 1994 and April 3, 1993, are not necessarily indicative of the results to be expected for the full year.

The Notes to Consolidated Financial Statements for the year ended
October 2, 1993, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the six months ended April 2, 1994, except as disclosed below.

2.   Acquisitions

On January 6, 1994, the Company acquired a beef further-processing company and certain related assets with annual sales of approximately $55 million. These transactions have been accounted for as purchases, and the results of operations for these acquisitions have been included in the Company's consolidated results of operations since the acquisition date.

3.   Accounts Receivable

At October 2, 1993 the Company had an asset sale agreement with an unrelated financial institution which allowed the Company to sell up to $275 million of accounts receivable. As sold accounts receivable were collected, new qualifying accounts were substituted such that the outstanding balance remained at $275 million. In November 1993, the Company discontinued this asset sale agreement due to lower financing costs available through the sale of commercial paper, which resulted in an increase in accounts receivable of $275 million at April 2, 1994.

4.   Inventories
                                                     (In thousands)
Inventories, valued at the lower of                April 2,        October 2,
cost (first-in, first-out) or market                1994              1993
consist of the following:                       ----------        ----------
     Finished and work-in-process                 $361,306          $299,388
     Farm flocks and herds                         172,855           152,187
     Live swine                                     52,189            55,661
     Seafood related products                       47,783            53,064
     Hatchery eggs and feed                         41,905            40,110
     Supplies                                       75,117            74,795
                                                  --------          --------
     Total                                        $751,155          $675,205
                                                  ========          ========

5.   Excess of Investments over Net Assets Acquired

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

6.   Contingencies

The Company is involved in various lawsuits and claims made by third parties on an ongoing basis as a result of its day-to-day operations, including the following two matters relating to Arctic Alaska Fisheries Corporation ("Arctic"). On April 20, 1994, after investigations beginning as early as 1990, a Federal Grand Jury in Seattle, Washington indicted fourteen (14) former officers, directors and employees of Arctic as well as Arctic on criminal charges stemming from the sinking of the fishing vessel Aleutian Enterprise in 1991 and other matters relating to the overall operation of Arctic. The factual allegations giving rise to the forty-four (44) count indictment now pending in the United States District Court, Western District of Washington at Seattle occurred prior to the Company's acquisition of Arctic on October 5, 1992. Conviction of the individuals as well as Arctic carry penalties and fines ranging from a maximum fine or penalty per count of $500,000 and 10 years in prison. Also, on September 8, 1993, the State of Alaska, after conducting investigations, filed a Complaint for Forfeiture and Damages alleging that certain Arctic vessels participated in the use of certain fishing gear during 1990, 1991, and 1992. While management is not able at the present time to determine the outcome of these matters, based upon information currently available, management presently does not believe that any of these lawsuits or claims by third parties will have a material adverse effect on the Company's financial position.

7.   Income Taxes

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
                                                              ========

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Financial Condition
- - -------------------

For the six months ended April 2, 1994, net cash of $213.9 million was used by all operating activities, consisting of $188.3 million provided by operations, offset by $402.2 million used for net changes in receivables, inventories, payables and other items. Accounts receivable increased as a result of management's decision to discontinue an asset sale agreement due to lower financing costs available through the sale of commercial paper. See
Note 3 of Notes to Consolidated Condensed Financial Statements. Finished inventories have increased from 1993 fiscal year-end due to increased grain costs, seasonal inventory increases and shifts in product mix. Financing activities provided net cash of $379.9 million, mainly due to additional long-term debt incurred from issuing commercial paper to offset the discontinuance of the sale of accounts receivable. The Company used funds generated from operating activities and financing activities to fund $102.4 million of property, plant and equipment additions and $33.6 million for business acquisitions. The expenditures for property, plant and equipment were related to new equipment and upgrading facilities to take advantage of market opportunities and the Company's continuing effort to increase efficiencies, reduce overall cost, and meet or exceed environmental standards.

At April 2, 1994, working capital was $622.3 million compared to $285.1 million at 1993 fiscal year-end, an increase of $337.2 million. The current ratio at the end of the second quarter of 1994 was 2.1 to 1 compared to 1.5 to 1 at 1993 fiscal year-end. Working capital and the current ratio at April 2, 1994, increased compared to year-end due to management's decision to discontinue the sale of accounts receivable and increase commercial paper borrowings to achieve lower financing costs. See Note 3 to Notes to Consolidated Condensed Financial Statements.

The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities and additional credit facilities which the Company believes are available.

Long-term debt has increased $303.2 million since 1993 fiscal year-end. This is primarily due to the Company's discontinuance of the sale of accounts receivable in the amount of $275 million, and the financing of this amount through the sale of commercial paper. At April 2, 1994, long-term debt was 45.8% of total capitalization compared to 40.3% at 1993 fiscal year-end. The Company's three unsecured revolving credit agreements provide up to $1 billion of financing which supports the Company's commercial paper program. At April 2, 1994, $816.4 million was outstanding under the $1 billion of financing facilities consisting of $571.4 million of commercial paper and $245 million drawn under the three revolving credit facilities. Additional outstanding debt at April 2, 1994, consisted of $366 million of institutional notes and $41.2 million of other indebtedness.

Results of Operations
- - ---------------------

Sales for the second quarter of 1994 increased 7.8% over the same quarter of 1993. This increase was partially due to an increase in consumer poultry sales which accounted for 4.1% of the increase in 1994 total sales. The increase in consumer poultry sales is attributable to a 3.2% increase in tonnage and a 2.2% increase in sales prices. Beef and pork sales increased second quarter 1994 total sales by 4.6% compared to the second quarter of 1993. The increase in beef and pork sales was due primarily to the acquisition during the quarter of a beef further-processing company and additional production from a new pork processing facility which was not fully operational during the second quarter of 1993. Mexican food, prepared foods, live swine and other sales decreased second quarter 1994 total sales by 1.4%. Live swine sales decreased primarily as a result of the integration of some of the live swine production with the Company's pork processing facility. Seafood sales increased second quarter 1994 total sales 0.2% due to a 19.4% increase in average sales prices offset mostly by a 13.9% decrease in tonnage. Seafood sales volumes and profit margins continue to be adversely affected by various factors including changes in product mix resulting from government fishing quotas, resource availability and fluctuations in market prices. Second quarter sales to the animal and pet food industry increased 1994 total sales by 0.3% compared to the second quarter of last year due to a 11.8% increase in sales prices and a 0.7% increase in tonnage.

Sales for the first six months of 1994 increased 7.1% over the same period of 1993. This increase was mainly due to an increase in consumer poultry sales which accounted for 5.1% of the increase in 1994 total sales. The increase in consumer poultry sales is attributable to a 6.1% increase in tonnage and a 0.6% increase in sales prices. Beef and pork sales increased first six months of 1994 total sales by 4.4% compared to 1993. The increase in beef and pork sales was due primarily to the acquisition during the second quarter of a beef further-processing company and additional production from a new pork processing facility which was not fully operational during 1993.
Mexican food, prepared foods, live swine and other sales decreased sales for the first six months of 1994 by 1.8%. Seafood sales decreased first six months of 1994 total sales 0.9% due to a 17.8% decrease in tonnage offset slightly by a 4.2% increase in average sales prices. Sales to the animal and pet food industry increased first six months of 1994 total sales by 0.3% compared to the first six months of last year due to a 7.4% increase in sales prices and a 3.2% increase in tonnage.

The increase in cost of goods sold of 10.2% for the second quarter of 1994 compared to the same quarter of 1993 was mainly the result of the increase in sales plus an increase of approximately 13.1% in feed ingredient costs. As a percent of sales, cost of sales was 82.4% for the second quarter of 1994 compared to 80.6% in the second quarter of 1993. While the Company's strategy of adding value to products through further-processing offsets a portion of the impact of higher grain costs, such increases continue to affect poultry, swine and Mexican food production cost. It is anticipated that higher grain costs will have an adverse impact on third quarter operating results and will continue to have an adverse impact on operating results until such time as grain prices moderate or the market will permit these costs to be passed through to customers. The Company monitors and compares costs for labor, raw material purchases, utilities and other expenses to companies within the industry as part of its cost control measures and believes such costs are at least within industry averages.

The increase in cost of goods sold of 8.4% for the first six months of 1994 compared to the same period of 1993 was mainly the result of the increase in sales plus an increase of approximately 10.2% in feed ingredient costs. As a percent of sales, cost of sales was 81.8% for the first six months of 1994 compared to 80.8% for the first six months of 1993. While the Company's strategy of adding value to products through further-processing offsets a portion of the impact of higher grain costs, such increases continue to affect poultry, swine and Mexican food production cost.

Operating expenses decreased 1% for the second quarter of 1994 over the same quarter of 1993. Selling expense, as a percent of sales, in the second quarter of 1994 was 8.4% compared to 8.5% in the same quarter of 1993. Selling expense as a percent of sales decreased primarily due to a reduction in sales promotions offset somewhat by increases in storage and transportation expenses. General and administrative expense, as a percent of sales, decreased to 1.7% in the second quarter of 1994 compared to 2.5% in the same period of 1993. Costs incurred in connection with the sale of accounts receivable, which are classified as general and administrative expense, were zero compared to 0.2% of sales in the same period last year. This decrease was due to the discontinuance of the sale of accounts receivable. Certain other administrative costs decreased compared to the same period last year due to cost control and administrative initiatives instituted by management. Amortization expense was 0.6% of sales in the second quarter of 1994 compared to 0.7% in the same period of 1993.

Operating expenses increased 1.4% for the first six months of 1994 over the same quarter of 1993. Selling expense, as a percent of sales, in the first six months of 1994 was 8.4% compared to 8.3% in the same period of 1993. Selling expense increased primarily due to increases in storage and transportation expenses. General and administrative expense, as a percent of sales, decreased to 1.8% in the first six months of 1994 compared to 2.5% in the same period of 1993. Costs incurred in connection with the sale of accounts receivable, which are classified as general and administrative expense, were 0.1% of sales compared to 0.2% in the same period last year. Certain other administrative costs decreased compared to last year due to cost control and administrative initiatives instituted by management. Amortization expense was 0.7% of sales for both the first six months of 1994 and 1993.

Interest expense increased 6.2% in the second quarter of 1994 compared to the same quarter of 1993. Short-term interest rates were lower compared to 1993, due to market conditions and the Company's use of less costly borrowing alternatives which lowered the weighted average interest rate of all Company debt to 6.1% compared to 7.3% for the same period last year. However, these lower rates were offset by a higher level of borrowing due to the discontinuance of the sale of accounts receivable, as the Company's average indebtedness increased 28.1% compared to the same period last year.

Interest expense decreased 1.9% in the first six months of 1994 compared to the same period of 1993. Short-term interest rates were lower compared to 1993, due to market conditions and the Company's use of less costly borrowing debt to 6.1% compared to 7.3% for the same period last year. These lower rates were partially offset by a higher level of borrowing due to the discontinuance of the sale of accounts receivable, as the Company's average indebtedness increased 18.5% compared to the same period last year.

The effective income tax rate for the second quarter and first six months of 1994 was 39%, compared to 38% in the same periods of 1993. The increase in the effective rate is due to the increase in the federal income tax rate during the fourth quarter of the Company's fiscal 1993. The increase in the tax provision was offset slightly by reduced state income taxes and the reduced impact of the non-deductibility of amortization of excess of investments over net assets acquired as income before income taxes increases. The income tax rate generally reflects the statutory corporate income tax rate plus the impact of the non-deductibility of amortization of excess of investments over net assets acquired.

Environmental Matters
- - ---------------------

The Company has a strong financial commitment to environmental matters. During the first six months of fiscal 1994 the Company invested approximately $2.7 million in water quality facilities, including capital outlays to build and upgrade facilities and $15 million for day-to-day operations of these facilities.

                         PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The following directors were elected at the annual shareholders' meeting held
January 14, 1994:
Directors                  Votes For           Votes Withheld
- - ---------                  -----------         --------------
Neely Cassady              744,272,658         701,589
Lloyd V. Hackley           744,263,616         710,631
Shelby Massey              744,268,504         705,743
Joe F. Starr               744,262,984         711,263
Leland Tollett             744,269,552         704,695
Barbara Tyson              744,272,267         701,980
Don Tyson                  744,271,343         702,904
John H. Tyson              744,263,333         710,914
Fred S. Vorsanger          744,262,031         712,216

Additionally, Don Tyson, Chairman of the Board of Directors, announced the nomination of Donald E. "Buddy" Wray, Chief Operating Officer of Tyson Foods, Inc., to the Board of Directors. Mr. Wray was elected to the Board of Directors at its first meeting immediately after the adjournment of the annual meeting of shareholders. Mr. Wray has been with the Company since 1961, and has served as chief operating officer since 1991.

The Board of Directors announced a 100 percent increase in the Company's quarterly cash dividends for both Class A and Class B common stock. The quarterly dividend for the Class A common stock increased from $0.01 to $0.02 per share and the quarterly dividend for Class B common stock increased from $0.00833 to $0.01667 per share. The increases in the quarterly dividends for Class A and Class B common stock were payable March 15, 1994 to holders of record on March 1, 1994.

No other items were voted upon at the annual shareholders' meeting or during the quarter ended April 2, 1994.


Item 5.   Other Information

          (a) WLR Foods, Inc.

Proposal and Offer
- - ------------------

On January 24, 1994 the Company delivered to the Board of Directors of WLR Foods, Inc. ("WLR") a proposal to enter into a transaction whereby the Company would acquire WLR at a purchase price of $30.00 per share in cash and, in addition, indicated that the Company would be willing to negotiate other possible ways of merging if a tax-free reorganization would be more desirable for a significant number of WLR's shareholders. On February 6, 1994, WLR announced that at a meeting of WLR's Board held on February 4, 1994 (the "February 4 Board Meeting"), the Board had unanimously rejected the Company's proposal.

In connection with WLR's rejection of the Company's proposal, WLR and its Board took a number of defensive actions in apparent anticipation of a tender offer. WLR's Board adopted a Shareholder Protection Rights Plan (i.e. poison pill) and commenced litigation against the Company (see below). Although not reported until February 15, 1994, WLR's Board adopted amendments to WLR's Bylaws that purport to "clarify" the positions of Chairman and Vice Chairman of the WLR Board as being officers of the Board, rather than officers of WLR; the Chairman and Vice Chairman of the WLR Board, respectively, purported to terminate their current compensation from WLR; and two other directors resigned their long-standing positions as Senior Vice Presidents of WLR and purported to terminate their current compensation from WLR. In connection with these actions, all four of such directors, who will continue to serve as directors of WLR, were awarded individual deferred compensation agreements which provide post-retirement health insurance coverage for life for these directors and their families. Through this scheme of resignation and "clarification," these four directors (who appear to control at least 11% of the outstanding WLR shares), have attempted to become "disinterested" for the sole purpose of voting their shares at the upcoming special meeting of WLR shareholders (see below). Also at the February 4 Board Meeting, the WLR Board approved "golden parachute" severance agreements for certain top executives of WLR and adopted group severance arrangements covering all salaried and hourly clerical employees of WLR. The golden parachute contracts provide, among other things, that, the executives will be entitled to receive certain benefits, including lump sum cash payments from WLR, if they resign or are terminated following a "change in control" of WLR (including the acquisition of more than 20% of the shares).

Following WLR's rejection on February 4, 1994, of the Company's proposal, the Company began purchasing WLR shares in the open market. From
February 7, 1994, through February 24, 1994, the Company purchased 600,000 shares. On March 9, 1994, the Company, through its wholly owned subsidiary, WLR Acquisition Corp. ("Acquisition"), commenced a tender offer (the "Offer") for all of the shares of WLR at a price of $30.00 per share, net to the seller in cash. The Company has received a firm commitment from Bank of America National Trust and Savings Association to provide the total financing for the Offer in the form of a credit facility of up to $340 million. WLR reported that as of April 14, 1994, there were 10,970,878 shares issued and outstanding. The Offer is conditioned upon, among other things, (1) there being validly tendered, and not withdrawn prior to the expiration date of the Offer, that number of WLR shares which, together with the WLR shares beneficially owned by Acquisition and its affiliates, represents at least a majority of the total number of WLR Shares outstanding on a fully diluted basis on the date of purchase, (2) the poison pill rights having been redeemed by the WLR Board or Acquisition being satisfied that such rights have been invalidated or are otherwise inapplicable to the Offer and any merger between Acquisition and WLR, (3) Acquisition being satisfied that after consummation of the Offer, the restrictions contained in the Virginia Affiliated Transactions Law will not apply to any such merger, and (4) full voting rights for all WLR shares acquired by Acquisition or the Company or any of their associates pursuant to, or in contemplation of, the Offer (which would otherwise be denied voting rights under the Virginia Control Share Act) having been approved at a special meeting of shareholders of WLR or Acquisition being satisfied that the Virginia Control Share Act is inapplicable to Acquisition or Tyson or any of their associates or the acquisition of WLR shares by any of them. The Offer is also subject to other terms and conditions contained in the Offer to Purchase distributed to WLR shareholders. The Offer is currently scheduled to expire on June 3, 1994. The WLR Board has recommended that WLR's shareholders reject the Offer and not tender their shares pursuant thereto. Despite the repeated requests of the Company, the Board and management of WLR have continued to refuse to meet with the Company to discuss any proposed acquisition of WLR.

The Virginia Control Share Act referred to above will deny voting rights to WLR shares acquired by the company and its "associates" (as defined in the Act) pursuant to, or in contemplation of, the Offer, unless the granting of voting rights for such shares has been approved by the affirmative vote of the holders of a majority of outstanding WLR shares, other than "Interested Shares" (as defined in the Act). Acquisition, as a holder of in excess of 5% of the outstanding WLR shares, is entitled under the Virginia Control Share Act to require WLR to call a special meeting of shareholders to vote on the granting of voting rights to WLR shares acquired by the Company and Acquisition pursuant to, or in contemplation of, the Offer. On April 14, 1994, Acquisition requested that WLR hold a special meeting of its shareholders. Pursuant to Acquisition's request, WLR has called a special meeting of shareholders (the "Special Meeting") be held on May 21, 1994.

Litigation
- - ----------

On February 6, 1994, WLR filed a lawsuit (the "Virginia Action") in the United States District Court for the Western District of Virginia, Harrisonburg Division (Civil Action No. 94-0012(H)) naming the Company as a defendant. The Virginia Action seeks a declaratory judgment that WLR's Shareholders Protection Rights Agreement adopted on February 4, 1994, is valid and was duly adopted and, that any rights issued thereunder are valid, binding and legally enforceable under state and federal law. The Virginia Action also seeks a declaration that the Virginia Control Share Act and the Virginia Affiliated Transactions Law are constitutional under the Virginia and United States Constitutions and valid under any other applicable law. The Virginia Action also seeks a temporary, preliminary and permanent injunction enjoining the Company and Acquisition from bringing any action in any other court relating to the Company's proposal to acquire WLR.

On February 25, 1994, the Company answered WLR's complaint in the Virginia Action, and filed counterclaims against WLR and all of its directors. The Company and Acquisition filed an amended answer and counterclaims on March 21, 1994 and a supplemental counterclaim on May 4, 1994. The counterclaims allege, among other things, that on February 4, 1994, WLR's Board took a series of actions designed to erect numerous barriers that would insulate WLR from any acquisition not approved by WLR's existing Board and, that through its actions, WLR's Board attempted to impose its will on WLR's shareholders and deprive them of the benefits of an acquisition proposal from the Company or any other third party not endorsed by WLR's existing Board.

The counterclaims further allege that the Virginia Affiliated Transactions Law and the Virginia Control Share Act are unconstitutional because, among other things, each conflicts with federal law regulating tender offers, and should be declared invalid. The counterclaims seek a declaration that: (1) Virginia Affiliated Transactions Law and the Virginia Control Share Act, as well as the Virginia statutory scheme regulating mergers and acquisitions, are unconstitutional; (2) the poison pill rights and the various severance arrangements adopted by WLR's Board are invalid; (3) none of WLR's directors whose status was purported to be affected by the actions taken on February 4, 1994 will be permitted to vote their shares at the Special Meeting; and (4) WLR's directors breached their fiduciary duties to WLR's shareholders in taking the actions described in the counterclaims.

The Court has set a trial date of September 12 through 15, 1994 for the case. The Company and Acquisition have filed a motion to obtain preliminary relief barring the four directors whose statuses were purportedly altered on February 4, 1994, WLR's officers, and each of the foregoing person's "associates" (as defined in the Virginia Control Share Act) from being permitted to vote their shares at the Special Meeting. The Court has scheduled a May 26 through 27, 1994 hearing on the motion for preliminary relief that the Company has brought.

Summary
- - -------

Through the Offer and its continuing efforts in the above described litigation, the Company continues to attempt to acquire WLR; however, there can be no assurance that any transaction on any terms will be consummated with WLR or when, if at all, a transaction could be consummated. The Company is still willing to meet with the WLR Board and management and attempt to negotiate a mutually agreeable transaction.

Reference is made to the Company's Schedule 13D which was filed on March 4, 1994, as amended to date, with respect to WLR, the Company's
Schedule 14D-1 which was filed on March 9, 1994, as amended to date, with respect to the Offer, and the Company's Proxy Statement for the Special Meeting which was filed on April 22, 1994, each of which was filed electronically through the EDGAR system and are included herein as exhibits.

          (b) Trasgo, S.A. DE C.V.

On April 20, 1994 the Company announced it had acquired a majority interest in Trasgo, S.A. DE C.V.("Trasgo") the third largest Mexican poultry producer with annual sales of approximately $140 million. The Company previously held an 18% minority interest in Trasgo.

          (c) Culinary Foods, Inc.

On April 28, 1994 the Company announced that it had signed a letter of intent to acquire assets of Culinary Foods, Inc., a manufacturer and processor of value-added high quality specialty frozen foods with annual sales of approximately $70 million.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

          (b) Reports on Form 8-K:

              None.

                                        EXHIBIT INDEX

The following exhibits are filed with this report.

Exhibit No.                                                              Page
- - -----------                                                              ----
11.        Statement Regarding Computation of Earnings Per Share        20-21

99 (a)     Schedule 13D for Tyson Foods, Inc., WLR Acquisition Corp.,
           Tyson Limited Partnership and Mr. Don Tyson reporting their beneficial ownership of WLR Foods, Inc. shares previously filed on March 4, 1994 and incorporated herein by reference.

99 (b)     Schedule 14D-1 for WLR Acquisition Corp. and Tyson Foods, Inc.
           for the tender offer for all outstanding shares of common stock for WLR Foods, Inc. and Amendment No. 1 to the
           Schedule 13D previously filed on March 9, 1994 and incorporated herein by reference.

99 (c) Amendment No. 1 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 2 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on March 11, 1994 and incorporated herein by reference.

99 (d) Amendment No. 2 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 3 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on March 22, 1994 and incorporated herein by reference.

99 (e) Amendment No. 3 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 4 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on March 25, 1994 and incorporated herein by reference.

99 (f) Amendment No. 4 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 5 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on April 8, 1994 and incorporated herein by reference.

99 (g) Amendment No. 5 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 6 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on April 15, 1994 and incorporated herein by reference.

99 (h) Amendment No. 6 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 7 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on April 19, 1994 and incorporated herein by reference.


Exhibit No.                                                              Page
- - -----------                                                              ----

99 (i) Amendment No. 7 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 8 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on April 22, 1994 and incorporated herein by reference.

99 (j) Amendment No. 8 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 9 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on April 29, 1994 and incorporated herein by reference.

99 (k) Amendment No. 9 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 10 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on May 3, 1994 and incorporated herein by reference.

99 (l) Amendment No. 10 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 11 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on May 5, 1994 and incorporated herein by reference.

99 (m) Amendment No. 11 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 12 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on May 6, 1994 and incorporated herein by reference.

99 (n) Amendment No. 12 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 13 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on May 12, 1994 and incorporated herein by reference.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TYSON FOODS, INC.


Date: May 13, 1994              /s/ Gerald Johnston
      -----------------         -------------------
                                Gerald Johnston
                                Executive Vice President,
                                Finance

Date: May 13, 1994             /s/ Gary Johnson
      -----------------        ----------------
                                Gary Johnson
                                Corporate Controller