Form 10-Q
period 1994-07-02
TYSON FOODS INC
filed 1994-08-15
CIK 100493

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  Form 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly period ended July 2, 1994
                                    ---------------
     or

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

          Yes  x           No
              ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  Outstanding July 2, 1994
- ------------------------------------   -------------------------------------
Class A Common Stock, $.10 Par Value   Shares 79,227,151
Class B Common Stock, $.10 Par Value   Shares 68,455,438

                              TYSON FOODS, INC.
                                    INDEX

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets
                  July 2, 1994 and October 2, 1993                         3

                  Consolidated Condensed Statements of Operations
                  for the Three Months and Nine Months Ended
                  July 2, 1994 and July 3, 1993                            4

                  Consolidated Condensed Statements of Cash Flows
                  for the Nine Months Ended
                  July 2, 1994 and July 3, 1993                            5

                  Notes to Consolidated Condensed Financial
                  Statements                                             6-9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        10-13

PART II.  OTHER INFORMATION                                            14-19


SIGNATURES                                                                20

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              TYSON FOODS, INC.
                    Consolidated Condensed Balance Sheets
                               (In Thousands)
                                               (Unaudited)
                                                 July 2,         October 2,
Assets                                            1994               1993
- ------------------------------------          ------------       ------------
Current Assets:
  Cash and cash equivalents                     $   46,531         $   21,547
  Accounts receivable                              407,273            104,767
  Inventories                                      759,316            675,205
  Other current assets                              18,718             10,236
                                                ----------         ----------
Total Current Assets                             1,231,838            811,755

Net Property, Plant, and Equipment               1,552,935          1,435,298
Excess of Investments over Net Assets Acquired     729,557            924,432
Investments and Other Assets                        86,127             82,019
                                                ----------         ----------
Total Assets                                    $3,600,457         $3,253,504
                                                ==========         ==========
Liabilities and Shareholders' Equity
- ------------------------------------
Current Liabilities:
  Notes Payable                                 $    5,173         $   29,800
  Current portion of long-term debt                 44,500             73,987
  Trade accounts payable                           228,723            205,592
  Other accrued liabilities                        231,130            217,326
                                                 ---------         ----------
Total Current Liabilities                          509,526            526,705

Long-Term Debt                                   1,350,038            920,465
Deferred Income Taxes                              429,213            445,588
Minority Interests in Subsidiaryy                    18,002
Shareholders' Equity:
  Common stock                                      14,815             14,814
  Capital in excess of par value                   392,306            392,693
  Retained earnings                                897,785            965,493
  Cumulative translation adjustment                    804
                                                ----------         ----------
                                                 1,305,710          1,373,000
  Less treasury stock                                8,696             11,359
  Less unamortized deferred compensation             3,336                895
                                                ----------        -----------
Total Shareholders' Equity                       1,293,678          1,360,746
                                                ----------         ----------
Total Liabilities and Shareholders' Equity      $3,600,457         $3,253,504
                                                ===========
==========


The accompanying notes are an integral part of these financial statements.



                              TYSON FOODS, INC.
               Consolidated Condensed Statements of Operations
                    (In Thousands Except Per Share Data)
                                 (Unaudited)


                              Three Months Ended       Nine Months Ended
                            ----------------------  -----------------------
                              July 2,    July 3,      July 2,      July 3,
                               1994       1993         1994         1993
                            ----------  ----------  ----------  -----------
Sales                       $1,307,697  $1,216,875  $3,722,390   $3,470,598
Cost of Sales                1,050,989     977,453   3,025,787    2,799,471
Expenses:
  Selling                      109,718     100,778     311,423      287,070
  General and administrative    24,391      26,771      69,062       83,943
  Amortization                   8,053       7,842      24,302       23,429
  Special charges              213,924                 213,924
  Interest                      24,388      18,083      61,487       55,892
  Other expense (income)        (2,482)       (691)     (5,754)      (3,731)
                             ---------   ---------  ----------   ----------
Income (Loss) Before
  Taxes on Income             (121,284)     86,639      22,159      224,524
Provision for Income Taxes      27,117      32,928      83,060       85,329
                             ---------   ---------  ----------   ----------
Net Income (Loss)           ($ 148,401)  $  53,711 ($   60,901)  $  139,195
                             =========   =========  ==========   ==========

Average Shares Outstanding     147,683     148,533     147,594      148,391
                               =======     =======     =======      =======

Earnings (Loss)Per Share        ($1.00)      $0.36      ($0.41)       $0.94
                                 =====       =====       =====        =====

Cash Dividends Per Share:

Class A                        $0.0200     $0.0100     $0.0500      $0.0300
                               =======     =======     =======      =======

Class B                        $0.0167     $0.0083     $0.0417      $0.0250
                               =======     =======     =======      =======










[FN]
The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
               Consolidated Condensed Statements of Cash Flows
                               (In Thousands)

                                                          (Unaudited)
                                                       Nine Months Ended
                                                   -------------------------
                                                     July 2,        July 3,
                                                      1994           1993
                                                   -------------------------
Cash Flows from Operating Activities:
Net income (loss)                                 ($  60,901)     $ 139,195
Adjustments to reconcile net income (loss) to cash
provided by (used for) operating activities:
      Depreciation                                   116,935        108,294
      Amortization                                    24,302         23,429
      Special charges                                213,924
      Deferred income taxes                           (3,714)         7,459
      Loss on dispositions of property and
        equipment                                      2,555          1,898
      (Increase) decrease in accounts receivable    (286,764)        38,893
      Increase in inventories                        (64,343)       (90,946)
      Decrease in trade accounts payable              13,865        (34,321)
      Net change in other current assets and
      liabilities                                        481         19,768
                                                   ---------      ---------
Cash Provided by (Used for) Operating Activities     (43,660)       213,669
Cash Flows from Investing Activities:
  Net cash paid for acquisitions                     (32,378)       (43,377)
  Additions to property, plant and equipment        (174,600)      (179,823)
  Proceeds from sale of property, plant and
    equipment                                          3,569          5,875
  Net increase in other assets                       (21,647)       (15,066)
                                                   ---------      ---------
Cash Used for Investing Activities                  (225,056)      (232,391)
Cash Flows from Financing Activities:
  Net change in notes payable                        (28,355)        51,400
  Proceeds from long-term debt                       378,420        298,245
  Repayments of long-term debt                       (50,199)      (335,850)
  Dividends and other                                 (6,1667)        (2,932)
                                                   ---------      ---------
Cash Provided by Financing Activities                293,700         10,863
                                                   ---------      ---------
Increase (Decrease) in Cash and Cash Equivalents      24,984         (7,859)
Cash and Cash Equivalents at Beginning of Period      21,547         27,060
                                                   ---------      ---------
Cash and Cash Equivalents at End of Period         $  46,531      $  19,201
                                                   =========      =========
Supplemental Cash Flow Information,
Cash paid during the period for:
    Interest                                         $55,572        $76,958
    Income taxes                                     $59,174        $42,668

[FN]
 The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.,
            Notes to Consolidated Condensed Financial Statements
                                 (Unaudited)

1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended October 2, 1993. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, except for the special charges, necessary to present fairly the financial position as of July 2, 1994 and October 2, 1993, the results of operations for the three months and nine months ended July 2, 1994, and July 3, 1993 and cash flows for the nine months ended July 2, 1994, and July 3, 1993. The results of operations for the three months and nine months ended July 2, 1994 and July 3, 1993, and cash flows for the nine months ended July 2, 1994 and July 3, 1993, are not necessarily indicative of the results to be expected for the full year.

The Notes to Consolidated Financial Statements for the year ended October 2, 1993, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the nine months ended July 2, 1994, except as disclosed below.

2.   Acquisitions

On January 6, 1994, the Company acquired a beef further-processing company and certain related assets with annual sales of approximately $55 million.
On April 19, 1994, the Company increased its ownership interest to 50.1% in Trasgo, S.A. de C.V.("Trasgo"). Previously, the Company had held an 18% minority interest in Trasgo. Trasgo, with annual sales of approximately $140 million, is the third largest poultry producer and processor in Mexico, serving both retail and foodservice markets. These transactions have been accounted for as purchases, and the results of operations for these acquisitions have been included in the Company's consolidated results of operations since the acquisition dates.

Effective on July 3, 1994, the Company acquired certain assets of Culinary Foods, Inc., a manufacturer and processor of value-added specialty frozen foods with annual sales of approximately $70 million and the results of this acquisition will be included in subsequent reporting periods.







                                      6

3.   Accounts Receivable

At October 2, 1993 the Company had an asset sale agreement with an unrelated financial institution which allowed the Company to sell up to $275 million of accounts receivable. As sold accounts receivable were collected, new qualifying accounts were substituted such that the outstanding balance remained at $275 million. In November 1993, the Company discontinued this asset sale agreement due to lower financing costs available through the sale of commercial paper, which resulted in an increase in accounts receivable of $275 million.

4.   Inventories

                                                               (In thousands)
Inventories, valued at the lower of                July 2,         October 2,
cost (first-in, first-out) or market                1994              1993
consist of the following:                       ----------        ----------
     Finished and work-in-process                 $360,959          $299,388
     Farm flocks and herds                         183,295           158,092
     Live swine                                     55,154            49,756
     Seafood related products                       35,376            53,064
     Hatchery eggs and feed                         47,583            40,110
     Supplies                                       76,949            74,795
                                                  --------          --------
     Total                                        $759,316          $675,205
                                                  ========          ========

5.   Excess of Investments over Net Assets Acquired


Excess cost over the fair value of net assets acquired generally is amortized on a straight-line basis over periods ranging from 20 to 40 years. The carrying value of excess of investments over net assets acquired is reviewed at each balance sheet date to determine if the facts and circumstances suggest that it may be impaired. If this review indicates that excess of investments over net assets acquired will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of excess of investments over net assets acquired will be reduced by the estimated shortfall of cash flows.

Changes in the Company's excess of investments over net assets acquired are summarized as follows (in thousands):

     Balance at October 2, 1993                              $ 924,432
     Acquisitions                                               15,395
     Amortization                                              (19,285)
     Special Charge (Arctic Alaska Fisheries Corporation)
(190,985)
                                                              --------
     Balance at July 2, 1994                                 $ 729,557
                                                             =========

Government restrictions on fishing, intense industry competition and fluctuations in market prices have continued to adversely affect Arctic Alaska Fisheries Corporation ("Arctic"), a wholly-owned subsidiary. Based on

 Arctic's continued performance below pre-acquisition expectations, the Company has made an impairment evaluation and determined that its projected results willwould not support the future amortization of Arctic's remaining excess of investments over net assets acquired balance of approximately $191 million at July 2, 1994.

The methodology used to assess the recoverability of Arctic's excess of investments over net assets acquired involved projecting aggregate cash flows. the operating results of Arctic for six years with a terminal value at the end of the six year period. The Company's projectionforecast assumes that Arctic's sales volumes and prices will be comparable to the results for 1994. Due to government restrictions on fishing and the addition into the fishing waters of the North Pacific of new higher production capacity vessels by competitors, the Company did not assume any increases in volume for the projected cash
flows.forecasted six year period.   The aggregate undiscounted value of these
projected cash flows are sufficient only to recover a portion of the carrying value of the tangible net assets of Arctic and do not provide any recovery of the remaining $191 million of the excess of investments over net assets acquired related to Arctic. Additionally, the Company's projection indicated
that approximately        $23 million of Arctic's long-lived assets were
impaired. The Company believes that its projection, based on recent historic trends and current market conditions, are its best estimate of Arctic's future performance, although there can be no assurances that such estimates will be indicative of future results, which ultimately may be less than or greater than these estimates.then evaluated the recoverability of excess of investments over net assets acquired for Arctic on the basis of this forecast of future operations and future terminal value. Based on such forecast, Arctic's discounted cash flows including the terminal value of the business before amortization of excess of investments over net assets acquired was insufficient to recover any of the remaining balance of Arctic's excess of investments over net assets acquired. Accordingly, the Company recorded a special charge for the remaining balance of approximately $191 million in the third quarter.


Excess cost over the fair value of net assets acquired generally is amortized on a straight-line basis over periods ranging from 20 to 40 years. The carrying value of excess of investments over net assets acquired is reviewed at each balance sheet date to determine if the facts and circumstances suggest that it may be impaired. If this review indicates that excess of investments over net assets acquired will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of excess of investments over net assets acquired will be reduced by the estimated shortfall of cash flows.

6.   Contingencies

The Company is involved in various lawsuits and claims made by third parties on an ongoing basis as a result of its day-to-day operations, including the following two matters relating to Arctic Alaska Fisheries Corporation ("Arctic"). On April 20, 1994, after investigations beginning as early as 1990, a Federal Grand Jury in Seattle, Washington indicted fourteen (14) former officers, directors and employees of Arctic as well as Arctic on criminal charges stemming from the sinking of the fishing vessel Aleutian Enterprise in 1990 and other matters relating to the overall operation of Arctic. The factual allegations giving rise to the forty-four (44) count indictment now pending in the United States District Court, Western District of Washington at Seattle, occurred prior to the Company's acquisition of Arctic on October 5, 1992. Conviction of the individuals, as well as Arctic, carries penalties and fines ranging from a maximum fine or penalty per count of $500,000 and 10 years in prison. The Company anticipates that the trial of all or a portion of the defendants on the indictments will begin in the spring of 1995. Also, on September 8, 1993, the State of Alaska, after conducting investigations, filed a Complaint for Forfeiture and Damages alleging that certain Arctic vessels participated in the use of certain fishing gear during 1990, 1991, and 1992. While management is not able at the present time to determine the outcome of these matters, based upon information currently available, management presently does not believe that any of these lawsuits or claims by third parties will have a material adverse effect on the Company's financial position.

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

Significant components of the Company's deferred tax liabilities and assets as of October 2, 1993 are as follows (In thousands):

       Deferred tax liabilities:

       Basis difference in property, plant and equipment      $205,586
       Suspended taxes from conversion to accrual method (1)      150,162
       Other                                                   128,416
                                                              --------
       Total deferred tax liabilities                         $484,164
                                                              --------
       Deferred tax assets:
       Accrued expenses                                        (38,576)
                                                              --------
       Total deferred tax assets                               (38,576)
                                                              --------
       Net deferred tax liabilities                           $445,588
                                                              ========



(1)Suspended Taxes from Conversion to Accrual Method: The Omnibus Budget Reconciliation Act of 1987 required family-owned farming businesses to use the accrual method of accounting for tax purposes. Internal Revenue Ccode
Section 447(i) provides that if any family corporation is required to change its method of accounting for any taxable year, such corporation shall establish a suspense account in lieu of taking the adjustments into taxable income. The suspense account, which represents the initial catch-up adjustment to change from the cash to accrual method of accounting,. It is not currently not iincludable in the Company's taxable income and any related income taxes are deferred. However, the deferred amountIt will be included in taxable income if the business ceases to be family-owned or. It also will be included in taxable income if if gross receipts from farming activities in future years drop below certain 1987 levels. A corporation is family-owned when at least 50 percent of the total combined voting power of all classes of stock of the corporation are owned by family members of the same family.
Both of the deferral conditions relative to ownership and gross receipts continue to be met by the Company. The Company also believes that these conditions will continue to be met for the foreseeable future.

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Financial Condition
- -------------------

During the third quarter the Company recorded a special charges for the excess of investments over net assets acquired totaling approximately $191 million plus an additional $23 million for impaired long-lived assets of Arctic Alaska Fisheries Corporation ("Arctic"), a wholly-owned subsidiary. The impact of these special charges after-tax was approximately $205 million or $1.38 per share. Arctic has consistently performed below pre-acquisition expectations. The Company's management has attempted to open marketing and distribution channels for this business, initiated cost reduction and efficiency measures, and explored global expansion opportunities. Although improvements have been made, Arctic has not achieved and does not expect to achieve the sales and earnings anticipated at the time of the acquisitionthese efforts have not produced positive results for Arctic. Competition for the allowable resource of fish in the waters of the Pacific Northwest has become very intense in the past few years. More vessels with greater production capacities are now competing for the limited quotas set by government regulatory agencies. Also, recent regulations and restrictions have in effect allocated more resources toward the onshore processors or limited the fishing industry as a whole. Allocations toward onshore processing has have created a competitive disadvantage for Arctic due to its significant at-sea processing capabilities. Global expansion has failed to materialize in spite of extensive management efforts. Market prices which had risen significantly during the two years prior to acquisition have fallen back to more modest levels. These conditions have led to shorter fishing seasons, less production per vessel, significant excess production capacity and continuing losses. After continued evaluation of business opportunities for Arctic, management has concluded that there is permanent impairment of the carrying value of Arctic's intangible assets and certain other long-lived assets. See Note 5 to Notes to Consolidated Condensed Financial Statements for impairment evaluation methodology. While in management's view Arctic can survive as a going concern, it does not believe the asset base originally acquired will support future earnings success. Any future success will be achieved through substantial additional capital investment and a change toward more shore-side efforts in further-processing..

For the nine months ended July 2, 1994, net cash of $43.7 million was used by all operating activities, consisting of $293.1 million provided by operations, offset by $336.8 million used for net changes in receivables, inventories, payables and other items. Accounts receivable increased as a result of management's decision to discontinue an asset sale agreement due to lower financing costs available through the sale of commercial paper. See
Note 3 of Notes to Consolidated Condensed Financial Statements. Finished inventories have increased from 1993 fiscal year-end due to increased grain costs, seasonal inventory increases and shifts in product mix. Financing activities provided net cash of $293.7 million, mainly due to additional long-term debt incurred from issuing commercial paper to offset the discontinuance of the sale of accounts receivable. The Company used funds generated from operating activities and financing activities to fund $174.6 million of property, plant and equipment additions and $32.4 million for business acquisitions. The expenditures for property, plant and equipment were related to new equipment and upgrading facilities to take advantage of market opportunities and the Company's continuing effort to increase efficiencies, reduce overall cost, and meet or exceed environmental standards.

At July 2, 1994, working capital was $722.3 million compared to $285.1 million at 1993 fiscal year-end, an increase of $437.2 million. The current ratio at July 2, 1994 was 2.42 to 1 compared to 1.54 to 1 at October 2, 1993. Working capital and the current ratio have increased since year-end due to management's decision to discontinue the sale of accounts receivable and increase commercial paper borrowings to achieve lower financing costs. See
Note 3 of Notes to Consolidated Condensed Financial Statements.

The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities and additional credit facilities which the Company believes are available.

Long-term debt has increased $429.6 million since October 2, 1993. This is primarily due to the Company's discontinuance of the sale of accounts receivable in the amount of $275 million, and the financing of this amount through the sale of commercial paper. At July 2, 1994, long-term debt was 51.1% of total capitalization compared to 40.3% at October 2, 1993. The Company's two unsecured revolving credit agreements provide up to $1.5 billion of financing which supports the Company's commercial paper program. At July 2, 1994, $875.7 million was outstanding under the $1.5 billion of financing facilities consisting of $765.7 million of commercial paper and $110 million drawn under the revolving credit facilities. Additional outstanding debt at July 2, 1994, consisted of $366 million of institutional notes and $108.3 million of other indebtedness, including $74.7 million related to Trasgo, S.A. de C.V. ("Trasgo"), a Mexican subsidiary. See Note 2 of Notes to Consolidated Condensed Financial Statements.

Results of Operations
- ---------------------

Sales for the third quarter of 1994 increased 7.5% over the same quarter of 1993. This increase was partially due to an increase in consumer poultry sales which accounted for 6.9% of the increase in 1994 total sales. The increase in consumer poultry sales is attributable to a 5.4% increase in tonnage and a 3.6% increase in sales prices. Trasgo accounted for 71.7% of the tonnage increase in consumer poultry. Beef and pork sales increased third quarter 1994 total sales by 1.6% compared to the third quarter of 1993. The increase in beef and pork sales was due primarily to the acquisition during the second quarter of a beef further-processing company. Mexican food, prepared foods, live swine and other sales as a group decreased third quarter 1994 total sales by 0.4%. Live swine sales decreased primarily as a result of the integration of some of the live swine production with the Company's pork processing facility. Seafood sales decreased third quarter 1994 total sales 1.0% due to a 10.6% decrease in tonnage and an 8% decrease in average sales prices. Seafood sales volumes and profit margins continue to be adversely affected by various factors including government fishing regulations, intense industry competition and fluctuations in market prices. Third quarter sales to the animal and pet food industry increased 1994 total sales by 0.3% compared to the third quarter of last year due to an 8.4% increase in tonnage and a 5.9% increase in average sales prices.

Sales for the nine months of 1994 increased 7.3% over the same period of 1993. This increase was mainly due to an increase in consumer poultry sales which accounted for 5.7% of the increase in 1994 total sales. The increase in consumer poultry sales is attributable to a 5.8% increase in tonnage and a 1.7% increase in average sales prices. Trasgo accounted for 23.4% of the tonnage increase in consumer poultry. Beef and pork sales increased first nine months of 1994 total sales by 3.4% compared to 1993. The increase in beef and pork sales was due primarily to the acquisition during the second quarter of a beef further-processing company and additional production from a new pork processing facility which was not fully operational during 1993. Mexican food, prepared foods, live swine and other sales as a group decreased sales for the nine months of 1994 by 1.3%. Seafood sales decreased first nine months of 1994 total sales 0.9% due to a 15.4% decrease in tonnage and a 0.1% decrease in average sales prices. Sales to the animal and pet food industry increased nine months of 1994 total sales by 0.3% compared to the nine months of last year due to a 4.9% increase in tonnage and a 6.9% increase in average sales prices.

The increase in cost of goods sold of 7.5% for the third quarter of 1994 compared to the same quarter of 1993 was mainly the result of the increase in sales plus an increase of approximately 8.1% in feed ingredient costs. As a percent of sales, cost of sales was 80.4% for the third quarter of 1994 compared to 80.3% in the third quarter of 1993. While the Company's strategy of adding value to products through further-processing offsets a portion of the impact of higher grain costs, such increases continue to affect poultry, swine and Mexican food production cost. While grain prices are currently trending downward, it is anticipated that higher grain prices will still have an adverse effect on fourth quarter operating results as compared to the previous year. Although management is optimistic, the future of this trend in moderating grain prices is difficult to predict and is dependent upon various factors in the commodity grain market as well as the market for finished products. The Company monitors and compares costs for labor, raw material purchases, utilities and other expenses to companies within the industry as part of its cost control measures and believes such costs are at least within industry averages.

The increase in cost of goods sold of 8.1% for the nine months of 1994 compared to the same period of 1993 was mainly the result of the increase in sales plus an increase of approximately 9.3% in feed ingredient costs. As a percent of sales, cost of sales was 81.3% for the nine months of 1994 compared to 80.7% for the same period of 1993. Although grain prices are decreasing, past increases continue to affect poultry, and swine cost and Mexican food production cost.

Operating expenses increased 163% for the third quarter of 1994 over the same quarter of 1993. Special charges for Arctic accounted for 158% of this increase in operating expenses. Selling expense, as a percent of sales, in the third quarter of 1994 was 8.4% compared to 8.3% in the same quarter of 1993. Selling expense as a percent of sales increased primarily due to expenses related to the Mexican subsidiary that was acquired in the third quarter. General and administrative expense, as a percent of sales, decreased to 1.9% in the third quarter of 1994 compared to 2.2% in the same period of 1993. Costs incurred in connection with the sale of accounts receivable, which are classified as general and administrative expense, were zero compared to 0.2% of sales in the same period last year. This decrease was due to the discontinuance of the sale of accounts receivable. Certain other administrative costs decreased compared to the same period last year due to cost control and administrative initiatives instituted by management. Amortization expense was 0.6% of sales in both the third quarter of 1994 and 1993.

Operating expenses increased 56.9% for the nine months of 1994 over the same period of 1993. Special charges for Arctic accounted for 54.2% of this increase in operating expenses. Selling expense, as a percent of sales, in the nine months of 1994 was 8.4% compared to 8.3% in the same period of 1993. Selling expense increased primarily due to increases in storage and transportation expenses. General and administrative expense, as a percent of sales, decreased to 1.9% in the nine months of 1994 compared to 2.4% in the same period of 1993. Costs incurred in connection with the sale of accounts receivable, which are classified as general and administrative expense, were 0.04% of sales compared to 0.2% in the same period last year. Certain other administrative costs decreased compared to last year due to cost control and administrative initiatives instituted by management. Amortization expense was 0.7% of sales for both the nine months of 1994 and 1993.

Interest expense increased 34.9% in the third quarter of 1994 compared to the same quarter of 1993. The consolidation of Trasgo, the Company's Mexican subsidiary, accounted for 40.2% of the increase in interest expense. Short-term interest rates were slightly higher compared to 1993, which raised the weighted average interest rate of all Company debt to 7.2% compared to 6.9% for the same period last year. In addition, the Company had a higher level of borrowing due to the discontinuance of the sale of accounts receivable, as the Company's average indebtedness increased 29.3% compared to the same period last year.

Interest expense increased 10% in the nine months of 1994 compared to the same period of 1993. Short-term interest rates were lower compared to 1993, due to market conditions and the Company's use of less costly borrowing alternatives which lowered the weighted average interest rate of all Company debt to 6.4% compared to 7.2% for the same period last year. These lower rates were partially offset by a higher level of borrowing due to the discontinuance of the sale of accounts receivable, as the Company's average indebtedness increased 23.4% compared to the same period last year.

The effective income tax rate for the third quarter and nine months of 1994 was unusually high due to the non-deductibility of special charges related to Arctic's excess of investments over net assets acquired. Without special charges the effective income tax rate would have been 39% for both the quarter and nine months compared to 38% in the same periods of 1993. The increase in the effective rate from 38% to 39% is due to the increase in the federal income tax rate during the fourth quarter of the Company's fiscal 1993. The increase in the tax provision was offset slightly by reduced state income taxes and the reduced impact of the non-deductibility of amortization of excess of investments over net assets acquired as income before income taxes increases. The income tax rate generally reflects the statutory corporate income tax rate plus the impact of the non-deductibility of amortization of excess of investments over net assets acquired.

Environmental Matters
- ---------------------

The Company has a strong financial commitment to environmental matters. During the nine months of fiscal 1994 the Company invested approximately
$4.1 million in water quality facilities, including capital outlays to build and upgrade facilities, and $22.6 million for day-to-day operations of waste-waterthese facilities.

                         PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

No items were voted upon during the quarter ended July 2, 1994.

Item 5.   Other Information

(a) Proposed Acquisition of WLR Foods, Inc.

Proposal and Offer
- ------------------

On January 24, 1994, the Company delivered to the Board of Directors of WLR Foods, Inc. ("WLR") a proposal to enter into a transaction whereby the Company would acquire WLR at a purchase price of $30.00 per share in cash. On February 6, 1994, WLR announced that at a meeting of WLR's Board held on February 4, 1994, the Board had unanimously rejected the Company's proposal. In connection with WLR's rejection of the Company's proposal, WLR and its Board took a number of defensive actions in apparent anticipation of a tender offer. On March 9, 1994, the Company, through its wholly-owned subsidiary, WLR Acquisition Corp., commenced a tender offer (the "Offer") for all of the shares of WLR at a price of $30.00 per share, net to the seller in cash. The Offer was subsequently extended three separate times and terminated, without extension, at midnight, August 5, 1994. On July 21, 1994, the Company notified WLR of its intention to nominate certain persons for the open Board positions to be voted upon at the annual meeting of WLR's Shareholders in October 1994, and further, that the Company would be proposing an expansion of the WLR Board from ten (10) to fifteen (15) members and would nominate other persons for these open positions. On August 10, 1994, the Company notified WLR and announced that it was withdrawing nominations for Board positions to be voted upon at the annual meeting of WLR's Shareholders in October, 1994.

Litigation
- ----------

On February 6, 1994, WLR filed a lawsuit in the United States District Court for the Western District of Virginia, Harrisonburg Division naming the Company as a defendant (the "Virginia Action"). The Virginia Action seeks a declaratory judgment that WLR's Shareholder Protection Rights Agreement adopted on February 4, 1994, is valid and was duly adopted and, that any rights issued thereunder are valid, binding and legally enforceable under state and federal law. The Virginia Action also seeks a declaration that the Virginia Control Share Act and the Virginia Affiliated Transactions Law are constitutional under the Virginia and United States Constitutions and valid under any other applicable law. The Virginia Action also seeks a temporary, preliminary and permanent injunction enjoining the Company and Acquisition from bringing any action in any other court relating to the Company's proposal to acquire WLR.

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

The Company and Acquisition filed a motion to obtain preliminary relief barring the four directors whose statuses were purportedly altered on February 4, 1994, WLR's officers, and each of the foregoing person's "associates" (as defined in the Virginia Control Share Act) from being permitted to vote their shares at the Special Meeting. The Court held a hearing on the motion for preliminary relief that the Company brought on May 26, 1994. On June 22, 1994, the Court denied the Company's motion for preliminary relief. The Company has filed a Notice of Appeal with respect to such denial of preliminary relief.

The Company and Acquisition also filed a motion to obtain preliminary relief and declare unconstitutional the Virginia antitakeover statutory "scheme" of the Virginia Control Share Act, the Virginia Affiliated Transaction Law, the Virginia Poison Pill Statute and the Virginia Business Judgement Statute. The Court held a hearing on the motion for preliminary relief on July 7, 1994. On August 9, 1994, the Court denied the Company's motion for preliminary relief.

The Court has set a trial date of September 12 through 15, 1994 for the remaining matters in the case.

Reference is made to the Company's Schedule 13D filed on March 4, 1994, as amended to date, with respect to WLR, the Company's Schedule 14D-1, as amended to date, with respect to the Offer, and the Company's Proxy Statement for the Special Meeting of WLR shareholders held May 21, 1994, which was filed on April 22, 1994, each of which was filed electronically through the EDGAR system and are included herein as exhibits.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

None.

                                EXHIBIT INDEX

The following exhibits are filed with this report.

Exhibit No.                                                             Page
- -----------                                                             ----
11.        Statement Regarding Computation of Earnings (Loss)
           Per Share                                                    21-22

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


Exhibit No.                                                              Page
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

99 (o) Amendment No. 13 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 14 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on May 17, 1994 and incorporated herein by reference.

99 (p) Amendment No. 14 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 15 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on May 18, 1994 and incorporated herein by reference.

99 (q) Amendment No. 15 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 16 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on May 20, 1994 and incorporated herein by reference.


99 (r) Amendment No. 16 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 17 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on May 24, 1994 and incorporated herein by reference.

99 (s) Amendment No. 17 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 18 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on June 2, 1994 and incorporated herein by reference.

99 (t) Amendment No. 18 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 19 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on June 6, 1994 and incorporated herein by reference.

99 (u) Amendment No. 19 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 20 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on June 9, 1994 and incorporated herein by reference.

99 (v) Amendment No. 20 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 21 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on June 23, 1994 and incorporated herein by reference.

99 (w) Amendment No. 21 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 22 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on July 22, 1994 and incorporated herein by reference.

99 (x) Amendment No. 22 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 23 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on August 1, 1994 and incorporated herein by reference.

99 (y) Amendment No. 23 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc.
           and Amendment No. 24 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on August 4, 1994 and incorporated herein by reference.

99 (z)     Amendment No. 25 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on August 121, 1994 and incorporated herein by reference.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TYSON FOODS, INC.


Date: August 152, 1994         /s/ Gerald Johnston
      -----------------       -------------------
                              Gerald Johnston
                              Executive Vice President,
                              Finance

Date: August 152, 1994        /s/ Gary Johnson
      -----------------      ----------------
                             Gary Johnson
                             Corporate Controller