Form 10-Q/A
period 1994-07-02
TYSON FOODS INC
filed 1994-08-16
CIK 100493

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

          Yes  x           No
              ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  Outstanding July 2, 1994
- - ------------------------------------   -------------------------------------
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

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              TYSON FOODS, INC.
                    Consolidated Condensed Balance Sheets
                               (In Thousands)
                                               (Unaudited)
                                                 July 2,         October 2,
Assets                                            1994               1993
- - ------------------------------------          ------------       ------------
Current Assets:
  Cash and cash equivalents                     $   46,531         $   21,547
  Accounts receivable                              407,273            104,767
  Inventories                                      759,316            675,205
  Other current assets                              18,718             10,236
                                                ----------         ----------
Total Current Assets                             1,231,838            811,755

Net Property, Plant, and Equipment               1,552,935          1,435,298
Excess of Investments over Net Assets Acquired     729,557            924,432
Investments and Other Assets                        86,127             82,019
                                                ----------         ----------
Total Assets                                    $3,600,457         $3,253,504
                                                ==========         ==========
Liabilities and Shareholders' Equity
- - ------------------------------------
Current Liabilities:
  Notes Payable                                 $    5,173         $   29,800
  Current portion of long-term debt                 44,500             73,987
  Trade accounts payable                           228,723            205,592
  Other accrued liabilities                        231,130            217,326
                                                 ---------         ----------
Total Current Liabilities                          509,526            526,705

Long-Term Debt                                   1,350,038            920,465
Deferred Income Taxes                              429,213            445,588
Minority Interests in Subsidiary                    18,002
Shareholders' Equity:
  Common stock                                      14,815             14,814
  Capital in excess of par value                   392,306            392,693
  Retained earnings                                897,785            965,493
  Cumulative translation adjustment                    804
                                                ----------         ----------
                                                 1,305,710          1,373,000
  Less treasury stock                                8,696             11,359
  Less unamortized deferred compensation             3,336                895
                                                ----------        -----------
Total Shareholders' Equity                       1,293,678          1,360,746
                                                ----------         ----------
Total Liabilities and Shareholders' Equity      $3,600,457         $3,253,504
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

                              TYSON FOODS, INC.
               Consolidated Condensed Statements of Cash Flows
                               (In Thousands)

                                                          (Unaudited)
                                                       Nine Months Ended
                                                   -------------------------
                                                     July 2,        July 3,
                                                      1994           1993
                                                   -------------------------
Cash Flows from Operating Activities:
Net income (loss)                                 ($  60,901)     $ 139,195
Adjustments to reconcile net income (loss) to cash
provided by (used for) operating activities:
      Depreciation                                   116,935        108,294
      Amortization                                    24,302         23,429
      Special charges                                213,924
      Deferred income taxes                           (3,714)         7,459
      Loss on dispositions of property and
        equipment                                      2,555          1,898
      (Increase) decrease in accounts receivable    (286,764)        38,893
      Increase in inventories                        (64,343)       (90,946)
      Decrease in trade accounts payable              13,865        (34,321)
      Net change in other current assets and
      liabilities                                        481         19,768
                                                   ---------      ---------
Cash Provided by (Used for) Operating Activities     (43,660)       213,669
Cash Flows from Investing Activities:
  Net cash paid for acquisitions                     (32,378)       (43,377)
  Additions to property, plant and equipment        (174,600)      (179,823)
  Proceeds from sale of property, plant and
    equipment                                          3,569          5,875
  Net increase in other assets                       (21,647)       (15,066)
                                                   ---------      ---------
Cash Used for Investing Activities                  (225,056)      (232,391)
Cash Flows from Financing Activities:
  Net change in notes payable                        (28,355)        51,400
  Proceeds from long-term debt                       378,420        298,245
  Repayments of long-term debt                       (50,199)      (335,850)
  Dividends and other                                 (6,166)        (2,932)
                                                   ---------      ---------
Cash Provided by Financing Activities                293,700         10,863
                                                   ---------      ---------
Increase (Decrease) in Cash and Cash Equivalents      24,984         (7,859)
Cash and Cash Equivalents at Beginning of Period      21,547         27,060
                                                   ---------      ---------
Cash and Cash Equivalents at End of Period         $  46,531      $  19,201
                                                   =========      =========
Supplemental Cash Flow Information,
Cash paid during the period for:
    Interest                                         $55,572        $76,958
    Income taxes                                     $59,174        $42,668

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

Effective July 3, 1994, the Company acquired certain assets of Culinary Foods, Inc., a manufacturer and processor of value-added specialty frozen foods with annual sales of approximately $70 million and the results of this acquisition will be included in subsequent reporting periods.

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
                                                             =========

Government restrictions on fishing, intense industry competition and fluctuations in market prices have continued to adversely affect Arctic Alaska Fisheries Corporation ("Arctic"), a wholly-owned subsidiary. Based on

Arctic's continued performance below pre-acquisition expectations, the Company has made an impairment evaluation and determined that its projected results will not support the future amortization of Arctic's remaining excess of investments over net assets acquired balance of approximately $191 million at July 2, 1994.

The methodology used to assess the recoverability of Arctic's excess of investments over net assets acquired involved projecting aggregate cash flows. The Company's projection assumes that Arctic's sales volumes and prices will be comparable to the results for 1994. Due to government restrictions on fishing and the addition into the fishing waters of the North Pacific of new higher production capacity vessels by competitors, the Company did not assume any increases in volume for the projected cash flows. The aggregate undiscounted value of these projected cash flows are sufficient only to recover a portion of the carrying value of the tangible net assets of Arctic and do not provide any recovery of the remaining $191 million of the excess of investments over net assets acquired related to Arctic. Additionally, the Company's projection indicated that approximately
$23 million of Arctic's long-lived assets were impaired. The Company believes that its projection, based on recent historic trends and current market conditions, are its best estimate of Arctic's future performance, although there can be no assurances that such estimates will be indicative of future results, which ultimately may be less than or greater than these estimates.


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
                                                              ========

(1) The Omnibus Budget Reconciliation Act of 1987 required family-owned farming businesses to use the accrual method of accounting for tax purposes. Internal Revenue Code Section 447(i) provides that if any family corporation is required to change its method of accounting for any taxable year, such corporation shall establish a suspense account in lieu of taking the adjustments into taxable income. The suspense account, which represents the initial catch-up adjustment to change from the cash to accrual method of accounting, is not currently includable in the Company's taxable income and any related income taxes are deferred. However, the deferred amount will be included in taxable income if the business ceases to be family-owned or if gross receipts from farming activities in future years drop below certain 1987 levels. A corporation is family-owned when at least 50 percent of the total combined voting power of all classes of stock of the corporation are owned by family members of the same family. Both of the deferral conditions relative to ownership and gross receipts continue to be met by the Company. The Company also believes that these conditions will continue to be met for the foreseeable future.

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Financial Condition
- - -------------------

During the third quarter the Company recorded special charges for the excess of investments over net assets acquired totaling approximately $191 million plus an additional $23 million for impaired long-lived assets of Arctic Alaska Fisheries Corporation ("Arctic"), a wholly-owned subsidiary. The impact of these special charges after-tax was approximately $205 million or $1.38 per share. Arctic has consistently performed below pre-acquisition expectations. The Company's management has attempted to open marketing and distribution channels for this business, initiated cost reduction and efficiency measures, and explored global expansion opportunities. Although improvements have been made, Arctic has not achieved and does not expect to achieve the sales and earnings anticipated at the time of the acquisition. Competition for the allowable resource of fish in the waters of the Pacific Northwest has become very intense in the past few years. More vessels with greater production capacities are now competing for the limited quotas set by government regulatory agencies. Allocations toward onshore processing have created a competitive disadvantage for Arctic due to its significant at-sea processing capabilities. Global expansion has failed to materialize in spite of extensive management efforts. Market prices which had risen significantly during the two years prior to acquisition have fallen back to more modest levels. These conditions have led to shorter fishing seasons, less production per vessel, significant excess production capacity and continuing losses. After continued evaluation of business opportunities for Arctic, management has concluded that there is permanent impairment of the carrying value of Arctic's intangible assets and certain other long-lived assets. See
Note 5 to Notes to Consolidated Condensed Financial Statements for impairment evaluation methodology.

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

Results of Operations
- - ---------------------

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

The increase in cost of goods sold of 8.1% for the nine months of 1994 compared to the same period of 1993 was mainly the result of the increase in sales plus an increase of approximately 9.3% in feed ingredient costs. As a percent of sales, cost of sales was 81.3% for the nine months of 1994 compared to 80.7% for the same period of 1993. Although grain prices are decreasing, past increases continue to affect poultry, swine cost and Mexican food production cost.

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

Environmental Matters
- - ---------------------

The Company has a strong financial commitment to environmental matters. During the nine months of fiscal 1994 the Company invested approximately
$4.1 million in water quality facilities, including capital outlays to build and upgrade facilities, and $22.6 million for day-to-day operations of waste-water facilities.

                         PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

No items were voted upon during the quarter ended July 2, 1994.

Item 5.   Other Information

(a) Proposed Acquisition of WLR Foods, Inc.

Proposal and Offer
- - ------------------

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

99 (z)     Amendment No. 25 to the Schedule 13D by WLR Acquisition
           Corp. and Tyson Foods, Inc. previously filed on August 12, 1994 and incorporated herein by reference.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TYSON FOODS, INC.


Date: August 15, 1994         /s/ Gerald Johnston
      -----------------       -------------------
                              Gerald Johnston
                              Executive Vice President,
                              Finance

Date: August 15, 1994        /s/ Gary Johnson
      -----------------      ----------------
                             Gary Johnson
                             Corporate Controller