Form 10-K
period 1994-10-01
TYSON FOODS INC
filed 1994-12-14
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended October 1, 1994
                               ---------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                  to
                                   ------------------  ------------------
     Commission File No. 0-3400
                         ------
                             TYSON FOODS, INC.
- -------------------------------------------------------------------------
          (Exact Name of Registrant as specified in its Charter)
            Delaware                                71-0225265
- -------------------------------       -----------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

2210 West Oaklawn, Springdale, Arkansas 72762-6999
- -------------------------------------------------------------------------
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code (501) 290-4000
                                                   --------------
Securities registered  pursuant to Section 12(b) of the Act:
     Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
                   Class A Common Stock, Par Value $.10
- -------------------------------------------------------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

On October 1, 1994, the aggregate market value of the Class A
Common and Class B Common voting stock held by non-affiliates of the registrant was $1,671,325,608 and $1,353,552 respectively.

On October 1, 1994, there were outstanding 76,745,002 shares of the registrants Class A Common Stock, $.10 par value, and 68,455,438 shares of its Class B Common Stock, $.10 par value.

                            Page 1 of 102 Pages
             The Exhibit Index appears on pages 22 through 26

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of the Form 10-K: (i) pages 19-44 of registrant's Annual Report to Shareholders for fiscal year ended October 1, 1994, (the "Annual Report") which are filed as exhibit 13 to this Form 10-K and (ii) the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held January 13, 1995, as filed with the Commission on December 6, 1994 (the "Proxy Statement").


PART I

     Item 1. Business
             --------

          Pages 22-26 of registrant's Annual Report under the caption "Management Discussion and Analysis."


PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder
             -------------------------------------------------------------
             Matters
             -------

          Page 42 of the Annual Report under the caption "Price of Company's Common Stock."

     Item 6. Selected Financial Data
             -----------------------

          Pages 20-21 of the Annual Report under the caption "Eleven-Year Financial Summary."

     Item 7. Management's Discussion and Analysis of Financial Condition
             -----------------------------------------------------------
             and Results of Operations
             -------------------------

          Pages 22-26 of the Annual Report under the caption "Management Discussion and Analysis."

     Item 8. Financial Statements and Supplementary Data
             -------------------------------------------

          Pages 27-44 of the Annual Report under the captions "Consolidated Statements of Operations," "Consolidated Balance Sheets,"
     "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial
     Statements," and "Report of Independent Auditors."

Part III

     Item 10. Directors and Executive Officers of the Registrant
              --------------------------------------------------

          The information set forth under the caption "Election of Directors" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Proxy Statement.

     Item 11. Executive Compensation
              ----------------------

          The information set forth under the caption "Executive
     Compensation and Other Information" in the Proxy Statement.

     Item 12. Security Ownership of Certain Beneficial Owners and
              ---------------------------------------------------
              Management
              ----------

          The information set forth under the captions "Principal
     Shareholders" and "Security Ownership of Management" in the Proxy Statement.

     Item 13. Certain Relationships and Related Transactions
              ----------------------------------------------

          The information set forth under the caption "Certain
     Transactions" in the Proxy Statement.

                                  PART I
ITEM 1. BUSINESS
        --------

General
- -------

     Tyson Foods, Inc. and its various subsidiaries (collectively, the "Company" or "Tyson") produce, market and distribute a variety of food products consisting of value-enhanced poultry; fresh and frozen poultry; value-enhanced beef and pork products; fresh and frozen pork products; value-enhanced seafood products; fresh and frozen seafood products; and flour and corn tortillas, chips and other Mexican food-based products. Additionally, the Company has live swine, animal feed and pet food operations. The Company's integrated operations consists of breeding and rearing chickens and hogs, harvesting seafood, as well as the processing, further processing and marketing of these food products. Additionally, the Company processes and markets beef products. The Company's products are marketed and sold to national and regional grocery chains, regional grocery wholesalers, clubs and warehouse stores, military commissaries, industrial food processing companies, national and regional chain restaurants or their distributors, international export companies and domestic distributors who service restaurants, foodservice operations such as plant and school cafeterias, convenience stores, hospitals and other vendors. Sales are made by the Company's sales staffs located in Springdale, Arkansas, in regions throughout the United States and in several foreign countries. Additionally, sales to the military and a portion of sales to international markets are made through independent brokers and trading companies. The Company conducts the major portion of its business activities on a vertically integrated basis and considers its business to be one industry segment, that of "food products." The Company commenced business in 1935, was incorporated in Arkansas in 1947, and was reincorporated in Delaware in 1986.

Description
- -----------

     Originally, the Company was a producer and distributor of fresh chicken. The Company developed a strategy to insulate itself from the commodity nature of the fresh chicken business through value-enhancement. As the industry leader in value-enhanced poultry products, the Company utilizes national and regional advertising, special promotions and brand identification, and meets the varying demands of its customers through capital expenditures and strategic acquisitions. With further-processed poultry products, grain costs, as a percentage of total product costs, are reduced because of the value added to the products by cutting, deboning, cooking, packaging or freezing the poultry. As a result, management believes the Company's profitability is more dependent upon product quality, marketing and service than on grain and broiler prices.

     The Company's integrated poultry processes include genetic research, breeding, hatching, rearing, ingredient procurement, feed milling, veterinary and other technical services, and related transportation and delivery services. The Company contracts with independent growers to maintain the Company's flocks of breeder chicks which, when grown, lay the eggs which the Company transfers to its hatcheries and hatches into broiler chicks. Newly hatched broiler chicks are vaccinated and are then delivered to independent contract growers who care for and feed the broiler chicks until they reach processing weight, usually from the end of the fourth to the eighth week. During the broiler growout period, the Company provides growers with feed, vitamins and medication for the broilers, if needed, as well as supervisory and technical services. The broilers are then transported by the Company to its nearby processing plants. The Company processed approximately 3.9 billion pounds of consumer poultry during fiscal 1994.

     The Company's farrow-to-finish swine operations, which include genetic and nutritional research, breeding, farrowing and feeder pig finishing and the marketing of live swine to regional and national packers, are conducted in Alabama, Arkansas, Missouri, North Carolina, and Oklahoma. The Company sold approximately 884,000 head of market weight live swine in fiscal 1994. With the addition of pork slaughtering facilities more of the Company's live swine are being processed. The Company utilizes dedicated processing facilities to produce a variety of value-enhanced beef, pork and Mexican food-based products. The Company processed approximately 518 million pounds of consumer beef and pork during fiscal 1994.

     The Company's by-products operations converts inedible poultry by-products into high-grade pet food and animal feed.

     In the first quarter of fiscal 1993, the Company acquired Arctic Alaska Fisheries Corporation ("Arctic"), a seafood processing company and certain assets of Oscar Mayer Foods Corporation known as Louis Kemp Seafood Company ("Louis Kemp"), a seafood further-processing company.

     With the acquisition of Arctic, the Company acquired the largest catching and at-sea processing fleet in the North Pacific. These vessels harvest a wide range of species of bottomfish and shellfish year-round off the coasts of Alaska, Washington and Oregon. The catch is either processed at sea or in shore-based processing facilities into a variety of product forms, which are marketed in the Far East, primarily in Japan, and in the United States under the Arctic Ice trademark. Arctic's primary products are cleaned whole fish, crab, surimi paste, cod fillets and pollock fillets. The Company's long-term strategy for seafood products continues to be a plan of using its marketing and distribution channels to expand sales opportunities while using its research and development resources to create additional value-enhanced seafood products. The Company has integrated Arctic and Louis Kemp by supplying Louis Kemp with Arctic's products as needed.

Recent Acquisitions
- -------------------

     On January 6, 1994, the Company acquired Gorges Foodservice, Inc. ("Gorges") and certain related assets. Gorges is a beef further-processing company with annual sales of approximately $55 million. The purchase of Gorges strengthens the Company's market share in beef by expanding further-processed categories with particular emphasis on school products.

     On April 19, 1994, the Company increased its 18% ownership to 50.1% in Trasgo, S.A. de C.V.("Trasgo"). With annual sales of approximately
$140 million, Trasgo is the third largest poultry producer and processor in Mexico, serving both retail and foodservice markets. Trasgo is one of the most modern poultry operations in Mexico with significant expansion capabilities.

     Effective July 3, 1994, the Company acquired certain assets of Culinary Foods, Inc.("Culinary"), a manufacturer and processor of high quality, value-added specialty frozen foods with annual sales of approximately $70 million. Its customers include business and industry, restaurants, hotels, airlines, club stores, hospitals and caterers. The acquisition of Culinary, and its Lady Aster line of products, gives the Company capabilities for fully-prepared meat products, entrees, sauces and gravies to complement its Signature Specialties line.

     On August 18, 1994, the Company increased its 50% ownership interest to 100% in Cobb-Vantress, Inc. ("CVI"), one of the world's leading suppliers of breeding stock to the broiler industry, with annual sales of approximately $35 million, excluding sales to Tyson. Ninety percent of CVI sales, excluding sales to Tyson, are outside the United States and CVI has a major distribution outlet in the United Kingdom.

Sources of Revenue
- ------------------

     During the past fiscal year the principal revenue sources of the Company included value-enhanced poultry products, fresh and frozen poultry products, value-enhanced beef and pork products, Mexican food-based products, frozen dinner products, seafood products, live swine and related operations, animal foods, by-products, and other miscellaneous products. The following table sets forth the relative sources of the Company's revenues for the last three fiscal years.

                                      For Fiscal Year Ended
                                      ---------------------
                                        1994   1993   1992
                                        ----   ----   ----
Consumer poultry products:
  Value-enhanced poultry            (1)  65%    67%    73%
  Basic poultry                     (2)  10      8      8
                                        ---    ---    ---
Total consumer poultry                   75     75     81
Beef, pork, Mexican food-based
  products, live swine and
  other prepared foods              (3)  18     17     17
Seafood                                   5      5      0
Animal foods, by-products
  and other                               2      3      2
                                       ----   ----   ----
Total                                   100%   100%   100%

(1) Includes products such as chicken patties and nuggets, pre-cooked chicken, individually-quick-frozen chicken segments, pre-packaged and pre-priced poultry, Cornish game hens and other poultry products to which certain processes are added to enhance its value to the Company's customers.

(2) Includes fresh and frozen poultry products sold without value enhancements. The increase in this category for fiscal 1994 results from the acquisition of a controlling interest in Trasgo, which currently does not have a significant amount of value-enhanced products.

(3) Includes value-enhanced beef and pork products such as portion controlled steaks, chops and roasts, ground beef, chicken-fried steaks, meatloaf, hams, bacon and sausages; flour and corn tortillas, corn chips, taco shells and filled tortilla specialty items; premium frozen dinners and other specialty items.

Marketing and Distribution
- --------------------------

     The Company seeks to develop and increase the demand for and market share of a product or product line through concentrated national and local advertising and other promotional efforts stressing product quality, brand identification and meeting specific customer requirements. The Company's principal marketing strategy is to identify target markets for value-enhanced food products consisting primarily of poultry, beef, pork, Mexican food-based products and seafood. The Company concentrates production, sales and marketing efforts in order to appeal to and enhance the demand from those markets. The Company utilizes its national distribution system and customer support services to achieve a dominant market position for its products. The Company identifies distinct markets through trade and consumer research.

     The Company's nationwide distribution system utilizes a network of food distributors which is supported by cold storage warehouses owned or leased by the Company, by public cold storage facilities and by the Company's transportation system. The Company ships products from two Company-owned major frozen food distribution centers having a storage capacity of approximately 58 million pounds, from a network of public cold storages, from other owned or leased facilities or directly from plants. The Company has a total frozen storage capacity in excess of 125 million pounds, excluding public or outside cold storage. The Company's distribution centers facilitate accumulating frozen products so that the Company can fill and consolidate less than truckload orders into full truckloads, thereby decreasing shipping costs while increasing customer service. In addition, customers are provided with a selection of products that do not require large volume orders. The Company's distribution system enables it to supply large or small quantities of products to meet customer requirements anywhere in the continental United States.

     The Company's food products are sold primarily in three broad domestic markets consisting of foodservice, retail and wholesale club. The foodservice, retail and wholesale club markets may, in some cases, overlap. The Company's food products are also sold internationally.

     In the foodservice market, the Company sells poultry, beef, pork, seafood and tortilla products. Operators serving these products include full-service restaurants, fast-food restaurants, hotels, motels, retail, recreation, healthcare, schools, colleges, business and industry and other foodservice accounts. The Company's products are sold through foodservice and specialty distributors who deliver to the above listed operators.

     Foodservice products are sold under the following brands and trademarks: Tyson, Holly Farms, Weaver, Tastybird, Tastybasted, Honey Stung, Tyson's Pride, HoneyBest, Wing Stingers, W.W. Flyers,
Signature Specialties, Flavor-Redi, Tyson To Go, Mexican Original,

Tyson beef, Quick-to-Fix, Tyson pork, Louis Kemp, Arctic Ice,
Enterprise, Crab Delights, Lobster Delights, Ocean Master and Sure Salad.

     These products include: (a) poultry items such as individually-quick-frozen (IQF) segments, ready-to-cook and fully-cooked fried chicken, fully-cooked, breaded and glazed wings, cooked and ready-to-cook breaded and unbreaded tenderloins, cooked and ready-to-cook breaded and unbreaded patties and chunks, oven roasted chicken, stuffed breast specialties, split broilers, Cornish hens, commodity breast, flavor marinated breasts, fully-cooked diced chicken products and breaded breast and thigh pieces and strips; (b) beef items such as chicken-fried steaks, portion controlled steaks, prime rib and roasts, charbroiled beef patties, ground beef, and beef specialties such as meatballs, Salisbury steak and meatloaf; (c) pork items such as hams, ham loaf and ham patties, sausages including polish, knockwurst and bratwurst, frankfurters, bulk and pre-sliced deli-meats, fully-cooked pork specialties including rib and loin products, pork chops, pork roasts and pork ribs; (d) Mexican food-based items such as flour and corn tortillas and chips; and (e) seafood items such as surimi, snow crab, king crab, pollock, cod, and several species of flatfish.

     In the retail market the Company sells a wide variety of food products to customers that sell food products for at-home consumption. These customers include grocery store chains, independent grocery stores and grocery wholesalers.

     Retail products include: (a) frozen prepared foods consisting of separate lines of Tyson breaded chicken patties, chunks, fillets and tenders; Weaver breaded chicken tenders, nuggets, patties and fillets; Tyson premium plated dinners; Tyson flavored chicken wings; Tyson complete meal kits; Tyson premium pot pies; Tyson Healthy Portion meals; Tyson individually-quick-frozen chicken parts and breaded chicken patties and chunks; Weaver fried chicken; and Tyson pork rib and beef rib patties;(b) refrigerated prepared foods consisting of separate lines of Tyson Holly Farms roasted ready-to-eat chicken; Tyson and Weaver sliced lunch meat; Tyson, Weaver and Holly Farms hot dogs; Tyson and Weaver deli meats; Mexican Original tortillas, chips, and taco shells; and Tyson ham and specialty meats;(c) refrigerated Tyson Holly Farms chill pack poultry; (d) refrigerated Tyson case-ready pork products; (e) frozen and refrigerated Tyson Cornish game hens; and (f) seafood products which are marketed under the Louis Kemp brand of Crab Delights and Lobster Delights.

     In the wholesale club market the Company designs and markets a variety of products targeted to small foodservice operators and large families who frequent club stores. These products are aimed at both foodservice operators who buy in small quantities and want to cut costs of storage and final distribution, as well as retail consumers willing to buy larger than normal quantities to realize cost savings. The Company sells several categories of products including: IQF chicken, fresh chicken, refrigerated roasted ready-to-eat chicken, frozen value-added chicken, canned chicken; frozen value-added beef and pork products, fresh pork products; surimi, frozen pollock, cod and crab legs.

     The Company's international division markets and sells the full line of Tyson products, including beef, pork, seafood and Mexican food-based products, throughout the world. The international division exported to 43 countries in fiscal 1994. Major markets include Japan, Russia, Hong Kong, Singapore, and China. The Company also exported to Canada, Mexico, certain Middle Eastern countries, and many countries in the Caribbean. The Company's foreign sales for fiscal 1994, 1993, and 1992 totaled
$537.9 million, $352 million and $192.5 million, respectively. The increase in 1994 foreign sales was due primarily to sales on leg quarter contracts to Russia, increased sales to national foodservice accounts, primarily large U.S. chain accounts expanding in foreign markets and sales of chicken paws or feet to China and Hong Kong. Additionally, approximately 31% of the increase was due to the acquisition of Trasgo. The majority of the Company's export sales consists of commodity dark meat and wings.

     The Company has targeted China as a potential operational base in which to develop fully-integrated poultry and pork facilities. These facilities would not only service the needs of the local markets in China but will also be an export supplier to other Asian countries in conjunction with the Company's exports from the United States. CVI recently entered into a joint venture agreement with a Hong Kong company to build a 180,000 capacity breeder farm in China. The Company also has a seafood processing joint venture in Shanghai, China. This joint venture is engaged in value-added processing of seafood items.

Financial Instruments
- ---------------------

     The Company has entered into foreign exchange forward contracts to hedge some of its foreign currency exposure. Foreign exchange forward contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. The Company uses such contracts to hedge exposure to changes in foreign currency exchange rates associated with certain assets and obligations denominated in foreign currency. Gains and losses on these contracts are recognized concurrently with the transaction gains and losses from the associated exposure. At October 1, 1994, the Company had outstanding forward exchange contracts, maturing on October 31, 1994, to sell $9.1 million of foreign currency (principally Japanese yen). These forward exchange contracts hedge balance sheet and operating income currency exposures.

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At October 1, 1994, the Company does not have significant credit risk concentrations. No single group or customer represents greater than 10% of total accounts receivable.

Raw Materials and Sources of Supply
- -----------------------------------

     The major raw materials used by the Company in its poultry operations consists of feed ingredients, cooking ingredients, packaging materials and cryogenic agents. The Company believes that its sources of supply for these materials are adequate for its present needs and the Company does not anticipate any difficulty in acquiring these materials in the the future. While the Company produces substantially all of its inventory of breeder chickens, live broilers and swine, it has the capability to purchase live, ice-packed or deboned poultry to meet poultry production requirements. Raw materials for the Company's beef operations are purchased through the open market. While a substantial amount of the raw material requirements for the Company's pork operations are provided by live swine rearing operations, some requirements may be met by purchasing from other suppliers.

     In addition, raw material requirements for the Company's seafood operations are met by Arctic's vessels harvesting a wide range of species of bottomfish and shellfish year-round off the coasts of Alaska, Washington and Oregon. A large supply of bottomfish, one of the principal groups of fish harvested for human consumption, is found in the 200-mile
U.S. exclusive economic zone off the coast of Alaska. This area also provides a significant quantity of crab for commercial harvesting. Following passage of the Magnuson Fishery Conservation and Management Act of 1976, the United States extended control over the management of offshore fishing resources from a 12-mile to a 200-mile exclusive economic zone by, among other things, establishing annual catch limits and allocating the available resources between U.S. and foreign catchers and processors. As a result of these government actions the Company's ability to harvest seafood is subject to these limitations.

Patents and Trademarks
- ----------------------

     The Company has registered a number of trademarks relating to its products which either have been approved or are in the process of application. Because the Company does a significant amount of brand name and product line advertising to promote its products, it considers the protection of such trademarks to be important to its marketing efforts. The Company has also developed non-public propriety information regarding its production processes and other product-related matters. While the Company utilizes internal procedures and safeguards to protect the confidentiality of such information, it does not generally seek patent protection for the technology it utilizes.

Seasonal Demand
- ---------------

     The demand for the Company's products generally increases during the spring and summer months and generally decreases during the winter months. Because of the somewhat seasonal character of the Company's business, the Company may increase its finished product inventories during the winter months in anticipation of increased spring and summer demands.

Industry Practices
- ------------------

     Due primarily to the perishable nature of its products, industry practice and the fluctuation in demand and price for such products the Company's agreements with its customers are generally short-term, verbal agreements.

Customer Relations
- ------------------

     No single customer of the Company accounts for more than 10% of the Company's consolidated revenues, and the loss of any single customer would not have a material adverse effect on the Company's business. Although any extended discontinuance of sales to any major customer which is not replaced could have an impact on the Company's operations, the Company does not anticipate any such occurrences due to the demand for its products and its ability to obtain new customers.

Backlog of Orders
- -----------------

     There is no significant backlog of unfilled orders for the Company's products.

Competition
- -----------

     The Company's food products compete with those of other national and regional food producers and processors and certain prepared food manufacturers. Additionally, the Company's food products compete in international markets in Europe, South America, Central America and the Far East. The Company's principal marketing and competitive strategy is to identify target markets for value-enhanced products, to concentrate production, sales and marketing efforts in order to appeal to and enhance the demand from those markets and, utilizing its national distribution system and customer support services, to achieve a dominant market position for its products. Past efforts have indicated that customer demand generally can be increased and sustained through application of the Company's marketing strategy, as supported by its distribution system.

Research and Development
- ------------------------

     The Company conducts continuous research and development activities to improve the strains of primary poultry breeding stock, the genetic qualities of swine, finished product development and developing further-processed seafood products. Additionally, a separate staff of research and development personnel is maintained to develop and provide for product needs. The annual cost of such research and development programs is less than 1% of total annual sales.

Regulation
- ----------

     The Company's facilities for processing poultry and for housing live poultry and swine are subject to a variety of federal, state and local environmental protection laws and regulations, including provisions relating to the discharge of materials into the environment. The Company's poultry, beef, pork and Mexican food-based processing facilities are also subject to extensive inspection and regulation by the United States Department of Agriculture. The cost of compliance with such laws and regulations has not had a material adverse effect upon the Company's capital expenditures, earnings or competitive position and it is not anticipated to have a material adverse effect in the future.

     Fishing activities and seafood processing activities of the Company's seafood operations are closely regulated by the United States Department of Commerce and various other state and governmental agencies. These agencies establish, among other things, fishing seasons and resource depletion restrictions and regulate legal gear types. Violations of the Magnuson Act and state laws can result in substantial penalties, ranging from fines and seizure of catch and vessels. See "Legal Proceedings" under Item 3. In addition, the seafood operations are subject to various federal, state and local laws relating to protection of the environment and the health and safety of employees.

     To provide consumer reassurance of product integrity and safety, to create a quality point of difference with the competition, and to assume a position of measured industry leadership in production standards, Louis Kemp voluntarily complies with certain United States Department of Commerce regulations which enable it to show the United States Department of Commerce seal of approval (PUFI) on its primary products. Both Louis Kemp Seafood manufacturing facilities are United States Department of Commerce inspected and are participants in the government's pilot Hazard Analysis Critical Control Point (HACCP) program.

Employees and Labor Relations
- -----------------------------

     As of October 1, 1994, the Company employed approximately 55,800 persons. The Company believes that its relations with it workforce are good.


ITEM 2. PROPERTIES
        ----------

     The Company currently has production and distribution operations in the following states: Alabama, Alaska, Arkansas, Georgia, Illinois, Iowa, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington. Additionally, the Company has facilities or participates in joint venture operations in Argentina, Brazil, China, Denmark, Hong Kong, India, Indonesia, Japan, Mexico, Philippines, South Africa, Spain, United Kingdom and Venezuela. This increase in international operations and joint ventures is principally due to the Company's increased ownership in Trasgo and CVI.

     The principal poultry operations of the Company consists of 48 processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packaging, deboning or further-processing. The total slaughter capacity is approximately 30 million head per week.

     To support the above facilities the Company operates 26 feed mills, 56 broiler hatcheries, 466 breeder farms, 38 pullet farms and 372 broiler farms with sufficient capacity to meet the needs of the poultry operations. In addition, the Company has poultry cold storage facilities owned or leased with a capacity of approximately 106.7 million pounds.

     The Company's beef and pork operations consist of eight plants with a capacity to process 15.3 million pounds per week, supported by eight freezer storage facilities. The Company's swine slaughtering and processing plant processes approximately 33,000 hogs per week.

     The Company's Mexican food-based product and prepared food operations consist of five processing plants supported by four additional freezer storage facilities.

     The Company's swine operations consists of 101 swine farrowing and nursery units and 508 swine finishing units. These swine growout operations are supported by two dedicated feed mills supplemented by the production from the poultry operations' feed mills. In addition, the Company operates a grain drying and two storage facilities in support of its swine feed mill operations.

     The Company's seafood operations consist of 34 catching and at-sea processing vessels along with two freighters. The at-sea processing is supported by six shore-based processing plants, three of which are dedicated to surimi processing.

     The Company's animal feed and pet food processing operations consist of seven rendering plants with the capacity to produce 15.8 million pounds of animal protein products per week and ground pet food operations capable of producing 7.9 million pounds of product per week.

     The Company owns its major operating facilities and sea vessels with the following exceptions: three processing plants are leased under agreements expiring in 1995, 1996, and 1999, four broiler hatcheries are leased under month-to-month leases and one is leased under an agreement expiring in 1995, 254 breeder farms are leased under agreements expiring at various dates through 1999, 38 pullet farms and 21 broiler farms are leased under year-to-year renewable lease agreements, two freezer storage facilities are leased under month-to-month leases and two are leased under agreements expiring in 1996 and 1999, 52 swine farrowing and nursery units and 312 swine finishing units are leased under one to ten year renewable lease agreements.

     Management believes that the Company's present facilities are generally adequate and suitable for its current purposes. In general, the Company's facilities are fully utilized. However, seasonal fluctuations in inventories and production may occur as a reaction to market demands for certain products. The Company regularly engages in construction and other capital improvement projects intended to expand capacity and improve the efficiency of its processing and support facilities. In January 1994, the Company announced plans to build four new poultry-processing complexes to be completed over the next three years. This increase will enable the Company to meet forthcoming demand over the next three years. The first of the four complexes is being built and should be ready to start production in mid-1995. The Company is also constructing another plant for production of Mexican food-based products. At fiscal year-end, the Company had construction projects in progress that will require approximately
$151.5 million to complete.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

     The Company is involved in various lawsuits and claims made by third parties on an ongoing basis as a result of its day-to-day operations, including the following two matters relating to Arctic. In April 1994, after investigations beginning as early as 1990, a Federal Grand Jury in Seattle, Washington indicted former officers, directors and employees of Arctic as well as Arctic on criminal charges stemming from the sinking of the fishing vessel Aleutian Enterprise in 1990 and other matters relating to the overall operation of Arctic. In September 1994, the Federal Grand Jury issued superseding indictments against the former officers, directors and employees as well as Arctic on substantially identical criminal charges with two prior indictees being dismissed. The factual allegations giving rise to the fifty-three (53) count multiple indictments now pending in the United States District Court, Western District of Washington at Seattle, occurred prior to the Company's acquisition of Arctic on October 5, 1992. Conviction of the individuals, as well as Arctic, carries penalties and fines ranging from a maximum fine or penalty per count of $500,000 and 10 years in prison. The Company anticipates that a trial of a portion of the defendants on the indictments will begin in June of 1995. Also, on September 8, 1993, the State of Alaska, after conducting investigations, filed a Complaint for Forfeiture and Damages alleging that certain Arctic vessels participated in the use of certain fishing gear during 1990, 1991, and 1992. While management is not able at the present time to determine the outcome of these matters, based upon information currently available, management presently does not believe that any of these lawsuits or claims by third parties will have a material adverse effect on the Company's financial position.

     On or about November 8, 1993, Arctic Fisheries, Inc. ("AFI"), an indirect wholly owned subsidiary of the Company, agreed to settle a civil suit filed by the Environmental Protection Agency alleging various violations of the Clean Water Act from 1987 to 1990, prior to the Company's acquisition of Arctic. Under the terms of the settlement, which will be final after the applicable public comment period has expired, AFI agreed to pay $725,000, conduct additional sampling and monitoring not otherwise required by AFI's discharge permit, and stop discharging fish processing wastes in certain areas.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     Not applicable.

Executive Officers of the Company
- ---------------------------------

     Officers of the Company serve one year terms from the date of their election, or until their successors are appointed and qualified. The name, title, age and year of initial election of the Company's executive officers are listed below:

Name             Title                               Age      Year Elected
- ----             -----                               ---      ------------
Don Tyson        Chairman of the Board of Directors  64           1963

Leland Tollett   Vice Chairman of the Board of       57           1966
                 Directors, Chief Executive Officer
                 and President

Wayne Britt      Senior Vice President,              45           1977
                 International Sales and Marketing

Roy Brown        Senior Vice President,              42           1993
                 Seafood Division

Ellis Brunton    Group Vice President,               52           1993
                 Research and Quality Assurance

William Jaycox   Group Vice President,               48           1990
                 Human Resources

Gary Johnson     Corporate Controller                50           1982

Gerald Johnston  Executive Vice President, Finance   52           1972

Dennis Leatherby Treasurer                           34           1994

Greg Lee         Senior Vice President,              47           1993
                 Sales and Marketing

Bill Moeller     Group Vice President,               44           1981
                 Swine Division

David Purtle     Senior Vice President, Operations   50           1985

Mary Rush        Secretary and                       60           1982
                 Director of Investor Relations

John H. Tyson    President,                          41           1984
                 Beef and Pork Division

Donald E. Wray   Chief Operating Officer             57           1979


John H. Tyson is the son of Don Tyson. No other family relationships exist among the above officers. Messrs. Don Tyson, Johnson, Johnston, and Moeller have served the Company in essentially the indicated capacities for more than the past five years. Mr. Tollett was appointed Chief Executive Officer and President in 1991 and Vice Chairman of the Board of Directors in 1994 after serving as President and Chief Operating Officer since 1983. Mr. Britt was appointed Senior Vice President, International Sales and Marketing in 1994 after serving as Vice President, Wholesale Club Division since 1992 and Vice President, Secretary/Treasurer since 1982. Mr. Brown was appointed Senior Vice President, Seafood Division in 1993 after serving as Vice President, Sales and Marketing, International Division since 1992 and Director of Retail Sales since 1983. Mr. Brunton was appointed Group Vice President, Research and Quality Assurance in 1993 after serving as Director of Technical Services since 1989. Mr. Brunton joined the Company in July 1989 upon the acquisition of Holly for which he served as Vice President, Technical Services since 1986. Mr. Jaycox was appointed Group Vice President, Human Resources in 1990 after joining the Company in July 1989 upon the acquisition of Holly for which he served as Vice President of Personnel for Harker's, Inc. since 1986. Mr. Leatherby was appointed Treasurer in 1994 after serving as Assistant Treasurer since 1990. Mr. Lee was appointed Senior Vice President, Sales and Marketing in 1993 after serving as Division Vice President of Foodservice Sales and Marketing since 1988. Mr. Purtle was appointed Senior Vice President, Operations in 1991 after serving as Group Vice President, Operations since 1985. Ms. Rush was appointed Secretary and Director of Investor Relations in 1992 after serving as Assistant Secretary/Treasurer since 1982. Mr. John H. Tyson was appointed President, Beef and Pork Division in 1993 after serving as Vice President since 1987. Mr. Wray was appointed Chief Operating Officer in 1991 after serving as Senior Vice President, Sales and Marketing Division since 1985.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        -------------------------------------------------------------
        MATTERS
        -------

     The Company currently has issued and outstanding two classes of capital stock, Class A Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock"). The holders of Class A Stock are entitled to one vote per share and the holders of Class B Stock are entitled to ten votes per share on matters submitted to shareholders for approval. No cash dividend may be paid to the holders of Class B Stock unless a cash dividend is simultaneously paid to the holders of Class A Stock, and the per share amount of the dividend paid to the holders of Class B Stock cannot exceed 90% of the cash dividend simultaneously paid to the holders of Class A Stock. Transfer of the Class B Stock is restricted except in limited circumstances. Holders of Class B Stock may convert such stock into Class A Stock on a share for share basis.

     On October 1, 1994, there were approximately 36,030 holders of record of the Company's Class A Stock and 25 holders of record of the Company's Class B Stock, excluding holders in the security positions listings held by nominees. The Company's Class A Stock is traded on the Nasdaq stock market's National Market under the symbol "TYSNA." No public trading market currently exists for the Class B Stock. Information regarding the high and low sales prices of the Company's Class A Stock is set forth in the table on page 42 of the Annual Report under the caption "Price of Company's Common Stock," which information is incorporated herein by reference.

     The Company has paid uninterrupted quarterly dividends on its common stock each year since 1977. On January 14, 1994, the Board of Directors increased the annual dividend rate on Class A Stock to $.08 per share and fixed an annual dividend rate of $.0666 per share for the Class B Stock, effective with the quarterly dividend paid on March 15, 1994. Prior to that, quarterly dividends were paid at an annual rate of $.04 for Class A Stock and $.0333 for Class B Stock.

     During 1994, the Company initiated an open market stock repurchase program which authorized the purchase of up to 15 million shares of the Company's Class A common stock. The Company intends to utilize shares repurchased to fund existing employee benefit plans and increase treasury stock. No timetable has been set for completion of the repurchase program. As of October 1, 1994, the Company had purchased approximately 2.5 million shares under the repurchase program.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     See the information reflected under the caption "Eleven-Year Financial Summary" on pages 20-21 of the Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        -------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

     See the information reflected under the caption "Management Discussion and Analysis" on pages 22-26 of the Annual Report, which information is incorporated herein by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       -------------------------------------------

     See the information on pages 27-44 of the Annual Report under the caption "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors," which information is incorporated herein by reference. Other financial information is filed under Item 14 of
Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     Not applicable.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     Pursuant to general instruction G(3) of the instructions to Form 10-K, certain information concerning the Company's executive officers is included under the caption "Executive Officers of the Company" in Part I of this Report. See the information set forth under the caption "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     See the information included under the caption "Principal
Shareholders" and "Security Ownership of Management" in the Proxy
Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     See the information included under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

                                  PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
         ------------------------------------------------------------------
     (a)    The following documents are filed as a part of this report:
          1. The following consolidated financial statements of the registrant included on pages 27-42 in the Company's Annual Report for the fiscal year ended October 1, 1994 and the Report of Independent Auditors, on page 44 of such Annual Report are incorporated herein by reference. Page references are to page numbers in the Annual Report.

                                                         Pages
          Consolidated Statements of Operations            27
          for the three years ended
          October 1, 1994

          Consolidated Balance Sheets at                  28-29
          October 1, 1994 And October 2, 1993

          Consolidated Statements of Shareholders'        30-31
          Equity for the three years ended
          October 1, 1994

          Consolidated Statements of Cash Flows for        32
          the three years ended October 1, 1994

          Notes to Consolidated Financial                 33-42
          Statements

          Report of Independent Auditors                   44
          2. The following additional information for the years
             1994, 1993 and 1992 is submitted herewith. Page
             references are to the consecutively numbered pages
             of this report on Form 10-K:
                                                         Pages
          Report of Independent Auditors                  30

          Schedule V - Property, Plant and                31
          Equipment for the three years ended
          October 1, 1994

          Schedule VI - Accumulated Depreciation          32
          of Property, Plant and Equipment for the
          three years ended October 1, 1994

          Schedule VIII - Valuation and Qualifying        33
          Accounts and Reserves for the three
          years ended October 1, 1994

          Schedule IX - Short-Term Borrowings for         34
          the three years ended October 1, 1994

          Schedule X - Supplementary Income               35
          Statement Information for the three
          years ended October 1, 1994

All other schedules are omitted because they are neither applicable nor required. Separate parent company financial statements have been omitted since the registrant is primarily an operating company.

          3. The exhibits filed with this report are listed in the Exhibit Index at the end of this Item 14.

          4. The Company did not file any reports on Form 8-K during the quarter ended October 1, 1994.

                               EXHIBIT INDEX
                               -------------

     The following exhibits are filed with this report or are incorporated by reference to previously filed material. Page references are to the consecutively numbered pages of each attached Exhibit.

Exhibit No.                                                           Page
- ----------                                                            ----
 3(a)     Certificate of Incorporation of the Company as
          amended (previously filed as Exhibit 3(a) to the
          Company's Registration Statement on Form S-4
          filed with the Commission on July 8, 1992,
          Commission file No. 33-49368, and incorporated
          herein by reference).

 3(b)     Amended and Restated Bylaws of the Company                 36-47

 4(a) Amended and Restated Note Purchase Agreement, dated June 30, 1993, by and between the Company and various Purchasers as listed in the Purchaser
          Schedule attached to said agreement, together with the following related documents:

                      (i) Form of Series A Note

                     (ii) Form of Series D Note

          (previously filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No.
          0-3400, and incorporated herein by (reference).

 4(b)     Amended and Restated Note Agreement, dated
          June 30, 1993, by and between the Company and various Purchasers as listed in the Purchaser
          Schedule attached to said agreement, together with the following related documents:

                      (i) Form of Series E Note
                     (ii) Form of Series F Note
                    (iii) Form of Series G Note

          (previously filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No.
          0-3400, and incorporated herein by reference).

10(a) Credit Agreement, dated June 30, 1993, by and among the Company, as Borrower, Banque Nationale
          De Paris, The Chase Manhattan Bank, N.A.,
          Chemical Bank, Continental Bank, N.A., Credit
          Lyonnais, NationsBank of Texas, N.A., Cooperative
          Centrale Raiffeisen-Boerenleenbank, B.A.,
          (Rabobank Nederland), Societe Generale and

          The Toronto-Dominion bank as Co-Agents and Bank of America National Trust and Savings
          Association, as Agent (previously filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No.0-3400, and incorporated herein by reference).

10(b)     Amendment No. 1 to Credit Agreement dated
          June 8, 1994, by and among the Company, as Borrower, The Chase Manhattan Bank, N.A.,
          Chemical Bank, Continental Bank N.A., Cooperative
          Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank
          Nederland), Morgan Guaranty Trust Company of New
          York, National Westminister Bank Plc, NationsBank of Texas, N.A., and Societe Generale as Co-Agents and Bank of America National Trust and Savings
          Association, as Agent (previously filed as Exhibit 10(c) to the Company's Amendment No. 19 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc. and Amendment No. 20 to the
          Schedule 13D by WLR Acquisition Corp. and Tyson
          Foods, Inc. previously filed on June 9, 1994,
          Commission File No. 0-3400, and incorporated herein by reference).

10(c) Third Amended and Restated Credit Agreement, including all exhibits thereto, dated as of June 8, 1994, by and among the Company, as Borrower, The Chase Manhattan Bank, N.A.,
          Chemical Bank, Continental Bank N.A., Cooperative
          Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank
          Nederland), Morgan Guaranty Trust Company of New
          York, National Westminister Bank Plc, NationsBank of Texas, N.A., and Societe Generale as Co-Agents and Bank of America National Trust and Savings
          Association, as Agent (previously filed as Exhibit 10(b) to the Company's Amendment No. 19 to the Tender Offer Statement on Schedule 14D-1 for all outstanding shares of common stock for WLR Foods, Inc. and Amendment No. 20 to the
          Schedule 13D by WLR Acquisition Corp. and Tyson
          Foods, Inc. previously filed on June 9, 1994,
          Commission File No. 0-3400, and incorporated herein by reference).

10(d)     Issuing and Paying Agency Agreement dated
          July 1, 1993, between the Company and Morgan
          Guaranty Trust Company of New York, (previously filed as Exhibit 10(d) to the Quarterly Report on Form 10-Q for the period ended July 3, 1993,
          Commission File No. 0-3400, and incorporated herein by reference).

10(e)     Commercial Paper Dealer Agreement dated
          July 1, 1993, between the Company and Merrill

          Lynch Money Markets Inc. (previously filed as
          Exhibit 10(e) to the Quarterly Report on
          Form 10-Q for the period ended July 3, 1993,
          Commission File No. 0-3400, and incorporated herein by reference).

10(f)     Commercial  Paper Dealer Agreement dated
          July 1, 1993, between the Company and Toronto
          Dominion Securities (U.S.A.) Inc. (previously filed as Exhibit 10(f) to the Quarterly Report on Form 10-Q for the period ended July 3, 1993,
          Commission File No. 0-3400, and incorporated herein by reference).

10(g)     Commercial Paper Dealer Agreement dated
          July 1, 1993, between the Company and the First
          Boston Corporation (previously filed as Exhibit
          10(g)to the Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No.
          0-3400, and incorporated herein by reference).

10(h)     Commercial Paper Dealer Agreement dated
          July 1, 1993, between the Company and J.P. Morgan
          Securities, Inc. (previously filed as Exhibit
          10(h) to the Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File
          No. 0-3400, and incorporated herein by
          reference).

10(i)     Commercial Paper Dealer Agreement dated
          July 1, 1993, between the Company and Bank of
          America National Trust and Savings Association
          (previously filed as Exhibit 10(i) to the Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

10(j)     Commercial Paper Dealer Agreement dated                  48-51
          September 1, 1994, between the Company and Chase
          Securities, Inc.

10(k)     Tyson Foods, Inc. Senior Executive Performance           52-53
          Bonus Plan adopted November 18, 1994.

10(l)     Tyson Foods, Inc. Restricted Stock Bonus Plan,           54-60
          effective August 21, 1989, as amended and
          restated on April 15, 1994,; and Amendment No. 2
          to Restricted Stock Bonus Plan effective
          November 18, 1994.

10(m)     Profit Sharing Plan and Trust of Tyson Foods,
          Inc., as amended and restated effective
          April 1, 1987, (previously filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1987, Commission
          File No. 0-3400, and incorporated herein by reference).

10(n) Tyson Foods, Inc. Employee Stock Purchase Plan, effective April 1, 1979, as amended and restated effective November 1, 1986, (previously filed as
          Exhibit 10(b) to the Company's Annual Report on
          Form 10-K for the fiscal year ended
          October 3, 1987, Commission File No. 0-3400, and incorporated herein by reference).

10(o)     Tyson Foods, Inc. Incentive Stock Option Plan of
          1982, as amended and restated on
          September 5, 1987, (previously filed as Exhibit
          10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1987, Commission File No. 0-3400, and incorporated herein by reference).

10(p)     Tyson Foods, Inc. Amended and Restated                   61-69
          Nonstatutory Stock Option Plan, as amended and
          restated on November 18, 1994.

10(q) Tyson Foods, Inc. Employee Stock Ownership Plan as amended and restated on September 5, 1987, (previously filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1987, Commission
          File No. 0-3400, and incorporated herein by reference).

10(r)     Amended and Restated Employment Agreement dated          70-72
          as of July 1, 1994, between the Company and Don
          Tyson, Chairman of the Board of Directors of the
          Company.

10(s) Retirement Savings Plan of Tyson Foods, Inc., qualified under Section 401(k) of the Internal
          Revenue Code, effective October 1, 1987, and
          Trust Agreement related thereto (previously filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended
          October 3, 1987, Commission File No. 0-3400, and incorporated herein by reference).

10(t) Tyson Employee Retirement Income Savings Plan, as amended and restated effective April 1, 1987, (previously filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1987, Commission File No.
          0-3400, and incorporated herein by reference).

10(u) Indemnity Agreements dated February 27, 1987, between Tyson Foods, Inc. and certain of its officers and directors (previously filed as Exhibit 10(i) to the Company's Annual Report on
          Form 10-K for the fiscal year ended
          October 3, 1987, Commission File No. 0-3400, and incorporated herein by reference).


10(v) Plan of Reorganization and Merger, dated as of June 15, 1992, among Arctic Alaska Fisheries
          Corporation, the Company and Tyson Acquisition,
          Inc. (previously filed as Appendix I to the Company's Amendment No. 1 to Registration
          Statement on Form S-4 filed with the Commission on July 27, 1992, Commission File No. 33-49368, and incorporated herein by reference).

11        Statement Regarding Computation of Earnings Per             73
          Share.

13        Pages 19-44 of the Annual Report to Shareholders         74-99
          for the fiscal year ended October 1, 1994.

22        Subsidiaries of the Company.                               100

23        Consent of Independent Auditors.                           101

27        Financial Data Schedule.                                   102


                                SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TYSON FOODS, INC.

                           By /s/ Gerald Johnston         November 18, 1994
                              -------------------
                              Gerald Johnston
                              Executive Vice President,
                              Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Neely Cassady        Private Investor and          November 18, 1994
- --------------------    Arkansas State Senator
Neely Cassady

/s/ Lloyd V. Hackley    Chancellor, Fayetteville      November 18, 1994
- --------------------    State University
Lloyd V. Hackley

/s/ Gary Johnson        Corporate Controller          November 18, 1994
- --------------------    (Principal Accounting
Gary Johnson            Officer)

/s/Gerald Johnston      Executive Vice President,     November 18, 1994
- --------------------    Finance (Principal
Gerald Johnston         Financial Officer)

/s/ Shelby D. Massey    Private Investor              November 18, 1994
- --------------------
Shelby D. Massey

/s/ Joe F. Starr        Vice President                November 18, 1994
- --------------------
Joe F. Starr

/s/ Leland E. Tollett   Vice Chairman of the Board,   November 18, 1994
- ---------------------   Chief Executive Officer and
Leland E. Tollett       President

/s/ Barbara Tyson       Vice President                November 18, 1994
- ---------------------
Barbara Tyson

/s/ Don Tyson           Chairman of the Board         November 18, 1994
- ---------------------
Don Tyson

/s/ John H. Tyson       President,                    November 18, 1994
- ---------------------   Beef and Pork Division
John H. Tyson

/s/ Fred S. Vorsanger   Vice President(Emeritus)      November 18, 1994
- ---------------------   University of Arkansas
Fred S. Vorsanger       and Private Investor

/s/ Donald E. Wray      Chief Operating Officer       November 18, 1994
- ---------------------
Donald E. Wray

                       FINANCIAL STATEMENT SCHEDULES

                      REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Tyson Foods, Inc. as of October 1, 1994 and October 2, 1993, and for each of the three years in the period ended October 1, 1994, and have issued our report thereon dated November 14, 1994. Our audits also included the financial statement schedules listed in Item 14(a) in this annual report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP
- ---------------------
    ERNST & YOUNG LLP
    November 14, 1994
    Little Rock, Arkansas

                             TYSON FOODS, INC.
                                SCHEDULE V
                       PROPERTY, PLANT AND EQUIPMENT
                     THREE YEARS ENDED OCTOBER 1, 1994
                          (Dollars in Thousands)
                      Balance at     (2)                Changes  Balance at
                      Beginning   Additions               Add        End
Classification        of Period    at Cost  Retirements (Deduct)  of Period
- --------------        ----------  --------- ----------- --------  ---------
1994
- ----
Land                 $   40,144  $  16,279  $     295    $   0   $   56,128
Buildings & Leasehold
  Improvements          562,526    116,133      2,539        0      676,120
Machinery & Equipment 1,277,956    210,292     36,092        0    1,452,156
Vessels                 119,654      4,726     12,636        0      111,744
Land Improvements
  and Other              62,669      8,033        157        0       70,545
Buildings & Equipment
  Under Construction    123,195     19,955          0        0      143,150
                      ---------    -------    -------     -----   ---------
Total                $2,186,144  $ 375,418  $  51,719    $   0   $2,509,843
1993                  =========    =======    =======     =====   =========
- ----
Land                 $   38,180  $   2,006  $      42    $   0   $   40,144
Buildings & Leasehold
  Improvements          525,704     39,111      2,289        0      562,526
Machinery & Equipment 1,080,644    214,056     16,744        0    1,277,956
Vessels                       0    119,654          0        0      119,654
Land Improvements
  and Other              59,949      3,152        432        0       62,669
Buildings & Equipment
  Under Construction     53,980     69,215          0        0      123,195
                      ---------    -------     ------     ----    ---------
Total                $1,758,457  $ 447,194  $  19,507    $   0   $2,186,144
1992                  =========    =======     ======     ====    =========
- ----
Land                 $   37,519  $     711  $      50    $   0   $   38,180
Buildings & Leasehold
  Improvements          510,382     19,463        203   (3,938)(1)  525,704
Machinery & Equipment   998,310    104,140     25,744    3,938 (1)1,080,644
Land Improvements
  and Other              54,594      5,869        513        0       59,949
Buildings & Equipment
  Under Construction     76,173    (22,193)         0        0       53,980
                      ---------    --------    ------     ----    ---------
Total                $1,676,978  $ 107,990  $  26,510    $   0   $1,758,457
                      =========    ========    ======     ====    =========

(1)   Reclassification.
(2) Includes $143.3 million during 1994 for the acquisition of Gorges Foodservice, Inc., Culinary Foods, Inc., Cobb-Vantress International, and Trasgo S.A. de C.V. Includes $221.9 million during 1993 for the acquisition of Arctic Alaska Fisheries Corporation and Brandywine Foods, Inc.

                             TYSON FOODS, INC.
                                SCHEDULE VI
         ACCUMULATED DEPRECIATION OF PROPERTY, PLANT, AND EQUIPMENT
                     Three Years Ended October 1, 1994
                          (Dollars in Thousands)
                            Additions                    Other
              Balance at     Charged                    Changes   Balance at
             Beginning of    to Costs                     Add        End
Description     Period     and Expenses   Retirements   (Deduct)  of Period
- -----------  ------------  ------------   -----------   --------  ----------
1994
- ----
Buildings &
  Leasehold
  Improvements  $ 140,533    $  19,955      $  1,663   $4,230 (2) $ 163,055
Machinery &
  Equipment       583,682      130,924        17,681    5,635 (2)   702,560
Vessels             4,866        4,925            57        0         9,734
Land
  Improvements &
  Other            21,765        2,807            93       18 (2)    24,497
                  -------      -------        ------    -----       -------
Total           $ 750,846    $ 158,611      $ 19,494   $9,883     $ 899,846
                  =======      =======        ======    =====       =======

1993
- ----
Buildings &
  Leasehold
  Improvements  $ 122,350    $  18,012      $     29     $200 (1) $ 140,533
Machinery &
  Equipment       474,433      120,412        10,963     (200)(1)   583,682
Vessels                 0        4,866             0        0         4,866
Land
  Improvements &
  and Other        19,487        2,466           188        0        21,765
                  -------      -------        ------    -----       -------
Total           $ 616,270    $ 145,756      $ 11,180   $    0     $ 750,846
                  =======      =======        ======    =====       =======
1992
- ----
Buildings &
  Leasehold
  Improvements  $ 106,169    $  16,598      $    129    $(288)(1) $ 122,350
Machinery &
  Equipment       391,460      100,410        17,725      288 (1)   474,433
Land
  Improvements
  and Other        17,397        2,355           265        0        19,487
                  -------      -------        ------    -----       -------
Total           $ 515,026    $ 119,363      $ 18,119   $    0     $ 616,270
                  =======      =======        ======    =====       =======

(1)   Reclassification.
(2)   Other Adjustments.

                              TYSON FOODS, INC.
                               SCHEDULE VIII
              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     Three Years Ended October 1, 1994
                          (Dollars in Thousands)

                  Balance at  Charged to   Charged                 Balance
                  Beginning   Costs and   to Other  Additions      at End
Description       of Period    Expenses   Accounts (Deductions)   of Period
- -----------       ----------  ---------   --------  -----------   ---------

Allowance for
  Doubtful Accounts

1994                 2,597       1,120        0        (453)         3,264

1993                 2,512         952        0        (867)         2,597

1992                 3,224       1,669        0       (2,381)        2,512

(1)  Uncollectible accounts written-off.

                             TYSON FOODS, INC.
                                SCHEDULE IX
                           SHORT-TERM BORROWINGS
                     Three Years Ended October 1, 1994
                          (Dollars in Thousands)


Category of    Balance  Weighted     Maximum      Average       Weighted
Aggregate      End of    Average      Amount       Amount       Average
Short-term     Period   Interest   Outstanding   Outstanding    Interest
Borrowings                Rate      During the   During the    During the
                                      Period       Period        Period
- -----------    -------  --------   ------------  -----------   ----------

1994
Banks          $ 49,360   5.03%    $  212,000      $  66,970       3.66%
Other             -         -            -               -           -
All Categories $ 49,360   5.03%    $  212,000      $  66,970       3.66%

1993

Banks          $ 29,800   3.11%    $  140,000      $  74,637       3.54%
Other             -         -            -               -           -
All Categories $ 29,800   3.11%    $  140,000      $  74,637       3.54%

1992

Banks             -         -      $   92,800      $  27,270       4.30%
Other             -         -            -               -           -
All Categories                     $   92,800      $  27,270       4.30%

(1) The average borrowings were determined based on the daily amounts outstanding.

(2) The weighted average interest rate during the period was computed by dividing actual interest expense by weighted average short-term borrowings.

                             TYSON FOODS, INC.
                                SCHEDULE X
                SUPPLEMENTARY INCOME STATEMENT INFORMATION
                     Three Years Ended October 1, 1994
                          (Dollars in Thousands)


                                   Charged to Costs and Expenses
                                   -----------------------------
Item                               1994         1993        1992
- ----                               ----         ----        ----
Advertising Costs and Sales
    Promotion Expenses         $  183,564    $ 193,491   $ 155,757

Repairs and Maintenance        $  125,352    $ 115,697   $  90,984

Amortization of intangible assets and amounts expended for taxes other than payroll and income taxes, and royalties were less than 1% of total sales and revenues and are not presented.