Form 10-Q
period 1994-12-31
TYSON FOODS INC
filed 1995-02-13
CIK 100493

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended December 31, 1994
                                    _________________
     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from__________________to______________________

     Commission File Number 0-3400
                            ______

                                TYSON FOODS, INC.
     ________________________________________________________________________
           (Exact name of registrant as specified in its charter)

               Delaware                             71-0225165
     _______________________________      ___________________________________
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

          2210 West Oaklawn Drive, Springdale, Arkansas 72762-6999
     ________________________________________________________________________
            (Address of principal executive offices and zip code)

                               (501) 290-4000
     ________________________________________________________________________
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  x           No
              ___             ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  Outstanding December 31, 1994
____________________________________   _____________________________________
Class A Common Stock, $.10 Par Value   Shares 75,755,704
Class B Common Stock, $.10 Par Value   Shares 68,455,238

                              TYSON FOODS, INC.
                                    INDEX

                                                                         PAGE
                                                                         ____
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets
                  December 31, 1994 and October 1, 1994                  3-4

                  Consolidated Condensed Statements of Income
                  for the Three Months Ended
                  December 31, 1994 and January 1, 1994                    5

                  Consolidated Condensed Statements of Cash Flows
                  for the Three Months Ended
                  December 31, 1994 and January 1, 1994                    6

                  Notes to Consolidated Condensed Financial
                  Statements                                             7-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9-11

PART II.  OTHER INFORMATION                                            12-13


SIGNATURES                                                                14

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              TYSON FOODS, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                               (In thousands)


                                              (Unaudited)
                                              December 31,         October 1,
ASSETS                                            1994               1994
_______________________________________       ____________        ___________

Current Assets:
  Cash and cash equivalents                     $   57,815         $   27,020
  Accounts receivable                              394,906            444,216
  Inventories                                      763,225            754,190
  Other current assets                              30,678             35,841
                                                __________         __________

Total Current Assets                             1,246,624          1,261,267

Net Property, Plant, and Equipment               1,634,420          1,609,997

Excess of Investments over Net Assets Acquired     738,162            741,626

Investments and Other Assets                        75,095             55,110
                                                __________         __________

Total Assets                                    $3,694,301         $3,668,000
                                                ==========         ==========





















The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS

               (Dollars in thousands except per share amounts)


                                              (Unaudited)
                                              December 31,         October 1,
LIABILITIES AND SHAREHOLDERS' EQUITY              1994               1994
_______________________________________       ____________         __________

Current Liabilities:
  Notes Payable                                 $   12,228         $   49,360
  Current portion of long-term debt                 22,361             24,177
  Trade accounts payable                           247,464            258,589
  Other accrued liabilities                        219,790            207,657
                                                __________         __________

Total Current Liabilities                          501,843            539,783

Long-Term Debt                                   1,422,757          1,381,481

Deferred Income Taxes                              437,278            440,546

Minority Interests in Subsidiaries                  13,236             16,767

Shareholders' Equity:
  Common stock ($.10 par value):
    Class A-Authorized 900,000,000 shares;
      issued 79,686,409 shares at 12-31-94
      and 79,686,153 shares at 10-1-94               7,969              7,969
    Class B-Authorized 900,000,000 shares;
      issued 68,455,238 shares at 12-31-94
      and 68,455,438 shares at 10-1-94               6,846              6,846
  Capital in excess of par value                   390,636            391,358
  Retained earnings                              1,003,379            953,840
  Currency translation adjustment                    5,431              1,180
                                                __________         __________

                                                 1,414,261          1,361,193
  Less treasury stock-3,930,705 shares at
    12-31-94 and 2,941,151 shares at
    10-1-94, at cost                                92,054             68,700
  Less unamortized deferred compensation             3,020              3,070
                                                __________         __________

Total Shareholders' Equity                       1,319,187          1,289,423
                                                __________         __________

Total Liabilities and Shareholders' Equity      $3,694,301         $3,668,000
                                                ==========         ==========




The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                    (In thousands except per share data)
                                 (Unaudited)



                                                      Three Months Ended
                                                   ________________________
                                                   December 31,  January 1,
                                                      1994            1994
                                                   ___________   __________

Sales                                               $1,326,357   $1,152,790
Cost of Sales                                        1,057,471      935,415
Expenses:
  Selling                                              116,964       96,273
  General and administrative                            30,721       23,398
  Amortization                                           6,502        8,165
  Interest                                              25,359       17,016
  Other expense (income)                                 5,073         (224)
                                                    __________   __________

Income Before Taxes on Income                           84,267       72,747
Provision for Income Taxes                              32,032       28,368
                                                    __________   __________

Net Income                                          $   52,235   $   44,379
                                                    ==========   ==========

Average Shares Outstanding                             145,045      148,580
                                                       =======      =======

Earnings Per Share                                       $0.36        $0.30
                                                         =====        =====

Cash Dividends Per Share:

Class A                                                $0.0200      $0.0100
                                                       =======      =======

Class B                                                $0.0167      $0.0083
                                                       =======      =======











The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                               (In thousands)
                                                        (Unaudited)
                                                     Three Months Ended
                                                 __________________________
                                                 December 31,    January 1,
                                                     1994           1994
                                                  __________     _________
Cash Flows from Operating Activities:
Net income                                         $  52,235     $  44,379
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
      Depreciation                                    42,645         37,451
      Amortization                                     6,502          8,165
      Deferred income taxes                           (3,268)             0
      Loss on dispositions of property and
        equipment                                      1,130          2,415
      (Increase) decrease in accounts receivable      49,310       (242,411)
      Increase in inventories                         (9,035)       (33,830)
      Increase (decrease) in trade accounts payable  (11,125)         3,998
      Net change in other current assets and
      liabilities                                     17,296        (34,023)
                                                   _________       ________
Cash Provided by (Used for) Operating Activities     145,690       (213,856)
Cash Flows from Investing Activities:
  Additions to property, plant and equipment         (78,193)       (44,368)
  Proceeds from sale of property, plant and
    equipment                                          1,967          1,142
  Net increase in other assets                       (24,554)        (1,866)
                                                   _________       ________
Cash Used for Investing Activities                  (100,780)       (45,092)
Cash Flows from Financing Activities:
  Net change in notes payable                        (37,132)        10,200
  Proceeds from long-term debt                        55,759        260,352
  Repayments of long-term debt                       (16,299)       (15,248)
  Purchase of treasury shares                        (24,813)          (991)
  Dividends                                           (2,696)        (1,359)
  Other                                               11,066          2,489
                                                   _________      _________
Cash Provided by (Used for) Financing Activities     (14,115)       255,443
                                                   _________      _________
Increase (Decrease) in Cash and Cash Equivalents      30,795         (3,505)
Cash and Cash Equivalents at Beginning of Period      27,020         21,547
                                                   _________      _________

Cash and Cash Equivalents at End of Period         $  57,815      $  18,042
                                                   =========      =========
Supplemental Cash Flow Information,
Cash paid during the period for:
    Interest                                         $18,073        $11,444
    Income taxes                                     $31,827        $35,726


The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended October 1, 1994. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of December 31, 1994 and October 1, 1994, the results of operations and cash flows for the three months ended December 31, 1994, and January 1, 1994. The results of operations and cash flows for the three months ended December 31, 1994 and January 1, 1994, are not necessarily indicative of the results to be expected for the full year.

The Notes to Consolidated Financial Statements for the year ended
October 1, 1994, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the three months ended December 31, 1994, except as disclosed below.


2.   Inventories

                                                       (In thousands)
Inventories, valued at the lower of            December 31,       October 1,
cost (first-in, first-out) or market              1994              1994
consist of the following:                      ___________        __________

     Finished and work-in-process                 $361,093          $346,846
     Live poultry and hogs                         252,943           255,904
     Seafood related products                       31,071            36,494
     Hatchery eggs and feed                         43,016            44,048
     Supplies                                       75,102            70,898
                                                  ________          ________

     Total                                        $763,225          $754,190
                                                  ========          ========

                              TYSON FOODS, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


3.   Contingencies

The Company is involved in various lawsuits and claims made by third parties on an ongoing basis as a result of its day-to-day operations, including the following two matters relating to Arctic Alaska Fisheries Corporation (Arctic). In April 1994, after investigations beginning as early as 1990, a Federal Grand Jury in Seattle, Washington indicted former officers, directors and employees of Arctic as well as Arctic on criminal charges stemming from the sinking of the fishing vessel Aleutian Enterprise in 1990 and other matters relating to the overall operation of Arctic. In September 1994, the Federal Grand Jury issued superseding indictments against the former officers, directors and employees as well as Arctic on substantially identical criminal charges with two prior indictees being dismissed. In December 1994, the Federal Grand Jury issued a second superseding indictment against the former officers, directors and employees as well as Arctic on substantially identical criminal charges with three prior indictees being charged with misdemeanors rather than felonies. The factual allegations giving rise to the multiple indictments now pending in the United States District Court, Western District of Washington at Seattle, occurred prior to the Company's acquisition of Arctic on October 5, 1992. Conviction of the individuals, as well as Arctic, carries penalties and fines ranging from a maximum fine or penalty per count of $500,000 and 10 years in prison. The Company anticipates that the trial of a portion of the defendants on the indictments will begin in June 1995. Also, on September 8, 1993, the State of Alaska, after conducting investigations, filed a Complaint for Forfeiture and Damages alleging that certain Arctic vessels participated in the use of certain fishing gear during 1990, 1991, and 1992. While management is not able at the present time to determine the outcome of these matters, based upon information currently available, management presently does not believe that any of these lawsuits or claims by third parties will have a material adverse effect on the Company's financial position.

                              TYSON FOODS, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations


FINANCIAL CONDITION

For the three months ended December 31, 1994, net cash of $145.7 million was provided by all operating activities, consisting of $99.2 million provided by operations and $46.5 million provided by net changes in receivables, inventories, payables and other items. Finished inventories have increased from 1994 fiscal year-end due to seasonal inventory increases and shifts in product mix. Financing activities used net cash of $14.1 million, mainly due to the purchase during the first quarter of 1995 of 1.1 million treasury shares under the Company's 15 million share buyback program. The Company primarily used funds generated from operating activities to fund
$78.2 million of property, plant and equipment additions. The expenditures for property, plant and equipment were related to new equipment and upgrading facilities to take advantage of market opportunities and the Company's continuing effort to increase efficiencies, reduce overall cost, and meet or exceed environmental standards.

At December 31, 1994, working capital was $744.8 million compared to $721.5 million at 1994 fiscal year-end, an increase of $23.3 million. The current ratio at December 31, 1994 was 2.48 to 1 compared to 2.34 to 1 at October 1, 1994. Working capital and the current ratio have increased since year-end due to a shift in total debt from short-term borrowings to long-term debt. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities and additional credit facilities which the Company believes are available.

Long-term debt has increased $41.3 million since October 1, 1994. At
December 31, 1994, long-term debt was 51.9% of total capitalization compared to 51.7% at October 1, 1994. The Company's two unsecured revolving credit agreements provide up to $1.5 billion of financing which supports the Company's commercial paper program. At December 31, 1994, $963.7 million was outstanding under, or supported by the $1.5 billion financing facilities consisting of $728.7 million of commercial paper and $235 million drawn under the revolving credit facilities. Additional outstanding long-term debt at December 31, 1994, consisted of $348.7 million of institutional notes, $30 million of bank notes and $80.3 million of other indebtedness.


RESULTS OF OPERATIONS

Sales for the first quarter of 1995 increased 15.1% over the same quarter of 1994. This increase was partially due to an increase in consumer poultry sales which increased 1995 first quarter total sales by 10.3%. The increase in consumer poultry sales is attributable to a 15.8% increase in tonnage offset somewhat by a 2% decrease in average sales prices. Trasgo S.A. de C.V. (Trasgo), the Company's 50.1% owned Mexican subsidiary which was acquired in the third quarter of fiscal 1994, accounted for 28.7% of the increase in

                              TYSON FOODS, INC.


consumer poultry. Beef and pork sales increased 1995 first quarter total sales by 0.7% compared to the same quarter of 1994. The increase in beef and pork sales was due to an 18.2% increase in tonnage offset by a 10% decrease in average sales prices. The increase in beef and pork tonnage is mainly due to the acquisition of Gorges Foodservice, Inc. in the second quarter of fiscal 1994. Sales of Mexican food and prepared foods as a group increased 1995 first quarter total sales by 2.8%. Culinary Foods, acquired by the Company in the fourth quarter of fiscal 1994, accounted for 72.5% of the increase in prepared foods. Seafood sales increased 1995 first quarter total sales 0.5% due to an 8.2% increase in tonnage and a 6% increase in average sales prices. First quarter sales of animal foods, by-products, live swine and other sales as a group increased 1995 first quarter total sales by 0.8% compared to the same quarter of last year due to a 13.3% increase in tonnage and a 3.6% increase in average sales prices. Extremely low market prices, which were below rearing costs, adversely affected both sales and profit margins for live swine during the first quarter of 1995. The Company's pork processing operations were also adversely affected as competitors were able to buy their raw materials at lower prices while the Company's integrated operations provided higher cost raw materials. Market prices for live swine have trended upward during the second quarter. Although increased live swine prices are expected to improve this division's results, management cannot predict when the Company's integrated pork operations will achieve expected performance goals.

The increase in cost of goods sold of 13% for the first quarter of 1995 compared to the same quarter of 1994 was mainly the result of the increase in sales offset by a decrease of approximately 11.3% in feed ingredient costs. As a percent of sales, cost of sales was 79.7% for the first quarter of 1995 compared to 81.1% in the first quarter of 1994. The Company monitors and compares costs for labor, raw material purchases, utilities and other expenses to companies within the industry as part of its cost control measures and believes such costs are at least within industry averages.

Operating expenses increased 20.6% for the first quarter of 1995 over the same quarter of 1994. Increased storage and distribution costs, a portion of which is related to increases in international sales, have contributed to increased selling expenses. In addition, acquisitions since the first quarter of last year have added to increased selling expense when expressed as a percent of sales. Selling expense, as a percent of sales, in the first quarter of 1995 was 8.8% compared to 8.4% in the same quarter of 1994. The Company's recent acquisitions, which have higher general and administrative expenses as a percent of sales than normal Company target levels, have contributed to higher overall general and administrative expenses. Temporary increases in legal costs have also had an impact on general and administrative expenses. General and administrative expense, as a percent of sales, was 2.3% in the first quarter of 1995 compared to 2% in the same period of 1994. Amortization expense was 0.5% of sales in the first quarter of 1995 compared to 0.7% in 1994.

                              TYSON FOODS, INC.


The recent devaluation of the Mexican peso adversely affected Trasgo's fiscal 1995 first quarter operating results, which reduced Tyson's after-tax operating results by $2.2 million. Management will continue to evaluate the effect of exchange rates on Trasgo's operating results to determine its impact, if any, on the Company's future operating results.

Interest expense increased 49% in the first quarter of 1995 compared to the same quarter of 1994. Trasgo accounted for 24.8% of the increase in interest expense. Short-term interest rates were approximately 75% higher than the same period last year, which raised the weighted average interest rate of all Company debt to 7.3% compared to 6.2% for the same period last year. In addition, the Company had a higher level of borrowing as a result of acquisitions and the consolidation of Trasgo's debt which increased the Company's average indebtedness by 27.4% over the same period last year.

The effective income tax rate for the first quarter of 1995 was 38% compared to 39% in the same period of 1994. The decrease in the effective tax rate is due to reduced state income taxes and the reduced impact of the non-deductibility of amortization of excess of investments over net assets acquired as income before income taxes increases plus an increase in items deductible for income tax purposes that are not deductible for financial statement purposes.


ENVIRONMENTAL MATTERS

The Company has a strong financial commitment to environmental matters. During the first three months of fiscal 1995 the Company invested approximately $9.3 million in water quality facilities, including capital outlays to build and upgrade facilities, and $8.6 million for day-to-day operations of waste-water facilities.

                              TYSON FOODS, INC.

                         PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The following directors were elected at the annual shareholders' meeting held January 13, 1995:

DIRECTORS                     VOTES FOR           VOTES WITHHELD
________________              ___________         ______________

Neely Cassady                 745,139,649         675,993
Lloyd V. Hackley              745,129,210         686,432
Shelby Massey                 745,139,992         675,650
Joe F. Starr                  745,126,731         688,911
Leland Tollett                745,145,866         669,776
Barbara Tyson                 745,140,905         674,737
Don Tyson                     745,135,555         680,087
John H. Tyson                 745,138,611         677,031
Fred S. Vorsanger             745,132,638         683,004
Donald E. Wray                745,151,802         663,840


Additionally, Don Tyson, Chairman of the Board of Directors of the Company, announced that effective April 21, 1995, he would step down as Chairman of the Board of Directors and serve as Senior Chairman of the Board of Directors. Don Tyson was elected Senior Chairman of the Board of Directors at its meeting prior to the annual shareholders meeting. The Board of Directors also elected Leland Tollett, currently President and Chief Executive Officer, to succeed Don Tyson as Chairman of the Board of Directors effective
April 21, 1995.

Shareholders also approved (1) the adoption of the Senior Executive Performance Bonus Plan with 737,233,361 votes for approval, 4,300,727 votes against, 933,582 votes abstaining and 3,347,972 nonvotes and (2) Amendments to the Amended and Restated Nonstatutory Stock Option Plan with 728,678,413 votes for approval, 2,785,174 votes against, 1,061,483 votes abstaining and 13,290,572 nonvotes.

No other items were voted upon at the annual shareholders' meeting or during the quarter ended December 31, 1994.


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

None.

                              TYSON FOODS, INC.

                                EXHIBIT INDEX

The following exhibits are filed with this report.

Exhibit No.                                                              Page
___________                                                              ____

10(a)     Amendment Agreement, dated November 1, 1994, to Amended       15-22
          and Restated Note Purchase Agreements, dated June 30, 1993, by and between the Company and various Purchasers as listed in the Purchaser Schedule attached to said agreement, together with the following related documents:

               (i) Form of Series A Note

              (ii) Form of Series D Note


10(b)     Amendment Agreement, dated November 1, 1994, to Amended       23-30
          and Restated Note Agreements, dated June 30, 1993, by and between the Company and various Purchasers as listed in the Purchaser Schedule attached to said agreement, together with the following related documents:

               (i) Form of Series E Note

              (ii) Form of Series F Note

             (iii) Form of Series G Note


10(c)     Master Shelf Agreement dated January 13, 1995, between        31-84
          the Company and the Prudential Insurance Company of America.

11        Statement Regarding Computation of Earnings Per Share            85

27        Financial Data Schedule                                          86

                              TYSON FOODS, INC.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TYSON FOODS, INC.


Date: February 10, 1995       /s/ Gerald Johnston
      _________________       _________________________

                              Gerald Johnston
                              Executive Vice President,
                              Finance

Date: February 10, 1995       /s/ Gary Johnson
      _________________       _________________________

                              Gary Johnson
                              Corporate Controller