Form 10-Q
period 1995-04-01
TYSON FOODS INC
filed 1995-05-16
CIK 100493

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended April 1, 1995
                                    _____________
     OR

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

Class                                  Outstanding April 1, 1995
____________________________________   _____________________________________
Class A Common Stock, $.10 Par Value   Shares 75,735,869
Class B Common Stock, $.10 Par Value   Shares 68,454,738

                              TYSON FOODS, INC.
                                    INDEX

                                                                         PAGE
                                                                         ____
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets
                  April 1, 1995 and October 1, 1994                      3-4

                  Consolidated Condensed Statements of Income
                  for the Three Months and Six Months Ended
                  April 1, 1995 and April 2, 1994                          5

                  Consolidated Condensed Statements of Cash Flows
                  for the Six Months Ended
                  April 1, 1995 and April 2, 1994                          6

                  Notes to Consolidated Condensed Financial
                  Statements                                             7-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9-12

PART II.  OTHER INFORMATION                                            13-15


SIGNATURES                                                                16

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              TYSON FOODS, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                               (In thousands)


                                              (Unaudited)
                                                April 1,          October 1,
ASSETS                                            1995               1994
_______________________________________       ____________        ___________

Current Assets:
  Cash and cash equivalents                     $   39,701         $   27,020
  Accounts receivable                              436,962            444,216
  Inventories                                      819,462            754,190
  Other current assets                              37,123             35,841
                                                __________         __________

Total Current Assets                             1,333,248          1,261,267

Net Property, Plant, and Equipment               1,664,731          1,609,997

Excess of Investments over Net Assets Acquired     732,630            741,626

Investments and Other Assets                        70,776             55,110
                                                __________         __________

Total Assets                                    $3,801,385         $3,668,000
                                                ==========         ==========





















The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                    (In thousands except per share data)


                                              (Unaudited)
                                                 April 1,         October 1,
LIABILITIES AND SHAREHOLDERS' EQUITY              1995               1994
_______________________________________       ____________         __________

Current Liabilities:
  Notes Payable                                 $   68,792         $   49,360
  Current portion of long-term debt                 30,099             24,177
  Trade accounts payable                           223,129            258,589
  Other accrued liabilities                        212,868            207,657
                                                __________         __________

Total Current Liabilities                          534,888            539,783

Long-Term Debt                                   1,458,603          1,381,481

Deferred Income Taxes                              444,253            440,546

Minority Interests in Subsidiaries                   7,556             16,767

Shareholders' Equity:
  Common stock ($.10 par value):
    Class A-Authorized 900,000,000 shares;
      issued 79,686,965 shares at 4-1-95
      and 79,686,153 shares at 10-1-94               7,969              7,969
    Class B-Authorized 900,000,000 shares;
      issued 68,454,738 shares at 4-1-95
      and 68,455,438 shares at 10-1-94               6,846              6,846
  Capital in excess of par value                   389,870            391,358
  Retained earnings                              1,051,129            953,840
  Currency translation adjustment                   (4,112)             1,180
                                                __________         __________

                                                 1,451,702          1,361,193
  Less treasury stock-3,951,096 shares at
    4-1-95 and 2,941,151 shares at
    10-1-94, at cost                                92,647             68,700
  Less unamortized deferred compensation             2,970              3,070
                                                __________         __________

Total Shareholders' Equity                       1,356,085          1,289,423
                                                __________         __________

Total Liabilities and Shareholders' Equity      $3,801,385         $3,668,000
                                                ==========         ==========




The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                    (In thousands except per share data)
                                 (Unaudited)



                                 Three Months Ended        Six Months Ended
                                ______________________ ______________________
                                 April 1,    April 2,    April 1,    April 2,
                                   1995        1994        1995        1994
                                __________  __________ __________  __________

Sales                           $1,343,092  $1,261,903 $2,669,449  $2,414,693
Cost of Sales                    1,073,035   1,039,383  2,130,506   1,974,798
                                __________  __________ __________  __________
Gross Profit                       270,057     222,520    538,943     439,895
Expenses:
  Selling                          119,239     105,432    236,203     201,705
  General and administrative        28,730      21,273     59,451      44,671
  Amortization                       6,391       8,084     12,893      16,249
                                __________  __________ __________  __________
Operating Income                   115,697      87,731    230,396     177,270
Other Expense (Income):
  Interest                          28,105      20,083     53,464      37,099
  Foreign Currency Exchange Loss    14,083                 19,880
  Other                              1,212      (3,048)     1,846      (3,272)
                                __________  __________ __________  __________
Income Before Taxes on Income
  and Minority Interest             72,297      70,696    155,206     143,443
Provision for Income Taxes          27,404      27,575     59,436      55,943
Minority Interest in Net Loss
  of Consolidated Subsidiary         5,550                  6,908
                                __________  __________ __________  __________

Net Income                      $   50,443  $   43,121 $  102,678  $   87,500
                                ==========  ========== ==========  ==========

Average Shares Outstanding         145,009     148,544    145,019     148,496
                                   =======     =======    =======     =======

Earnings Per Share                   $0.35       $0.29      $0.71       $0.59
                                     =====       =====      =====       =====

Cash Dividends Per Share:

Class A                            $0.0200     $0.0200    $0.0400     $0.0300
                                   =======     =======    =======     =======

Class B                            $0.0167     $0.0167    $0.0333     $0.0250
                                   =======     =======    =======     =======



The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                        (Unaudited)
                                                     Six Months Ended
                                                   ________________________
                                                   April 1,       April 2,
                                                     1995           1994
                                                   _________      _________
Cash Flows from Operating Activities:
Net income                                         $ 102,678      $  87,500
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
      Depreciation                                    86,313         75,999
      Amortization                                    12,893         16,249
      Deferred income taxes                            3,707          6,553
      Foreign currency exchange loss                  19,880
      Minority interest in consolidated subsidiary    (6,908)
      Loss on dispositions of property and equipment   3,424          1,957
      (Increase) decrease in accounts receivable       1,915       (289,120)
      Increase in inventories                        (74,030)       (72,741)
      Decrease in trade accounts payable             (29,161)        (4,532)
      Net change in other current assets and
      liabilities                                      1,291        (35,739)
                                                   _________      _________
Cash Provided by (Used for) Operating Activities     122,002       (213,874)
Cash Flows from Investing Activities:
  Net cash paid for acquisitions                                    (33,476)
  Additions to property, plant and equipment        (181,483)      (102,370)
  Proceeds from sale of property, plant and
    equipment                                          6,147          3,296
  Net increase in other assets and liabilities       (15,576)       (22,469)
                                                   _________      _________
Cash Used for Investing Activities                  (190,912)      (155,019)
Cash Flows from Financing Activities:
  Net change in notes payable                         19,432        109,400
  Proceeds from long-term debt                       122,320        319,545
  Repayments of long-term debt                       (25,748)       (47,391)
  Purchase of treasury shares                        (26,855)        (1,173)
  Dividends                                           (5,389)        (4,083)
  Other                                                2,835          3,628
                                                   _________      _________
Cash Provided by Financing Activities                 86,595        379,926
Effect of Exchange Rate Change on Cash                (5,004)
                                                   _________      _________
Increase in Cash and Cash Equivalents                 12,681         11,033
Cash and Cash Equivalents at Beginning of Period      27,020         21,547
                                                   _________      _________

Cash and Cash Equivalents at End of Period         $  39,701      $  32,580
                                                   =========      =========
Supplemental Cash Flow Information,
Cash paid during the period for:
    Interest                                         $51,904        $39,465
    Income taxes                                     $54,590        $50,481

The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended October 1, 1994. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of April 1, 1995 and October 1, 1994, the results of operations for the three months and six months ended
April 1, 1995, and April 2, 1994 and cash flows for the six months ended April 1, 1995 and April 2, 1994. The results of operations for the three months and six months ended April 1, 1995 and April 2, 1994, and cash flows for the six months ended April 1, 1995 and April 2, 1994, are not necessarily indicative of the results to be expected for the full year.

The Notes to Consolidated Financial Statements for the year ended
October 1, 1994, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the six months ended April 1, 1995, except as disclosed below.


2.   Inventories

                                                       (In thousands)
Inventories, valued at the lower of             April 1,         October 1,
cost (first-in, first-out) or market              1995              1994
consist of the following:                      ___________        __________

     Finished and work-in-process                 $387,161          $346,846
     Live poultry and hogs                         260,854           255,904
     Seafood related products                       52,664            36,494
     Hatchery eggs and feed                         45,031            44,048
     Supplies                                       73,752            70,898
                                                  ________          ________

     Total                                        $819,462          $754,190
                                                  ========          ========

                              TYSON FOODS, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


3.   Contingencies

The Company is involved in two matters relating to Arctic Alaska Fisheries Corporation (Arctic). In April 1994, after investigations beginning as early as 1990, a Federal Grand Jury in Seattle, Washington indicted former officers, directors and employees of Arctic as well as Arctic on criminal charges stemming from the sinking of the fishing vessel Aleutian Enterprise in 1990 and other matters relating to the overall operation of Arctic. In September 1994, the Federal Grand Jury issued superseding indictments against the former officers, directors and employees as well as Arctic on substantially identical criminal charges with two prior indictees being dismissed. In December 1994, the Federal Grand Jury issued a second superseding indictment against the former officers, directors and employees as well as Arctic on substantially identical criminal charges with three prior indictees being charged with misdemeanors rather than felonies. The factual allegations giving rise to the multiple indictments in the United States District Court, Western District of Washington at Seattle, occurred prior to the Company's acquisition of Arctic on October 5, 1992. Arctic reached a settlement with the U.S. Attorney's office in Seattle, Washington whereby Arctic plead guilty on May 2, 1995, to two felony charges: one count of conspiracy to defraud the federal government (18 USC 1001) and one count of negligently causing a death at sea (18 USC 1115), resulting in an aggregate fine not to exceed $1 million. All other charges against Arctic have been dismissed. Accordingly, Management believes that the final resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

Also, on September 8, 1993, the State of Alaska, after conducting investigations, filed a Complaint for Forfeiture and Damages alleging that certain Arctic vessels participated in the use of certain fishing gear during 1990, 1991, and 1992. While management is not able at the present time to determine the outcome of this matter, based upon information currently available, the Company believes that the probability is remote that its resolution will have a material adverse effect on the Company's financial position or results of operations.

                              TYSON FOODS, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations


FINANCIAL CONDITION

For the six months ended April 1, 1995, net cash of $122.0 million was provided by all operating activities, consisting of $222.0 million provided by operations and $100.0 million used for net changes in receivables, inventories, payables and other items. Finished inventories have increased from 1994 fiscal year-end due to seasonal inventory fluctuations, as well as more volume from expansion and competitive pressures from increased supplies of poultry and alternative red meats in the market place. Financing activities provided net cash of $86.6 million, mainly due to debt borrowings during the first six months of fiscal 1995. The Company primarily used funds generated from operating and financing activities to fund $181.5 million of property, plant and equipment additions. The expenditures for property, plant and equipment were related to expansion of processing capabilities, acquiring new equipment and upgrading facilities to take advantage of market opportunities. Additionally, the Company makes a continuing effort to increase efficiencies, reduce overall cost and meet or exceed environmental standards.

At April 1, 1995, working capital was $798.4 million compared to $721.5 million at 1994 fiscal year-end, an increase of $76.9 million. The current ratio at April 1, 1995 was 2.49 to 1 compared to 2.34 to 1 at October 1, 1994. Working capital and the current ratio have increased since year-end primarily due to increases in inventories. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities and additional credit facilities which the Company believes are available. On March 22, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission covering the sale from time to time of up to $500,000,000 of debt securities (the "Debt Securities"). Upon the effectiveness of the Registration Statement, the Debt Securities may be offered to the public on terms determined by market conditions at the time of sale. The net proceeds from the sale of the Debt Securities, will be used by the Company to refinance existing indebtedness, to finance acquisitions, as opportunities may arise, and for other general corporate purposes.

Long-term debt has increased $77.1 million since October 1, 1994. At
April 1, 1995, long-term debt was 51.8% of total capitalization compared to 51.7% at October 1, 1994. The Company's two unsecured revolving credit agreements provide up to $1.5 billion of financing which supports the Company's commercial paper program. At April 1, 1995, $982.4 million was outstanding under, or supported by, the $1.5 billion financing facilities consisting of $937.4 million of commercial paper and $45.0 million drawn under the revolving credit facilities. Additional outstanding long-term debt at April 1, 1995, consisted of $348.7 million of institutional notes, $55.0 million of bank notes and $72.5 million of other indebtedness.

                              TYSON FOODS, INC.

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1995 increased 6.4% over the same quarter of fiscal 1994. This increase was largely due to an increase in consumer poultry sales which increased fiscal 1995 second quarter total sales by 5.3%. The increase in consumer poultry sales is attributable to an 11.5% increase in tonnage offset somewhat by a 3.9% decrease in average sales prices. Trasgo S.A. de C.V. (Trasgo), the Company's 50.1% owned Mexican subsidiary, which was acquired in the third quarter of fiscal 1994, accounted for 30% of the increase in consumer poultry sales. Lower average sales prices for consumer poultry primarily resulted from an increased supply of poultry and alternative red meats in the market. Until consumer demand increases or poultry and alternative protein supplies subside, consumer poultry sales prices may remain pressured. These price pressures are expected to adversely affect third quarter consumer poultry operations. Further, Management is unable to predict when market corrections in demand or supply will occur. Beef and pork sales decreased fiscal 1995 second quarter total sales by 1.6% compared to the same quarter of fiscal 1994. The decrease in beef and pork sales was due to a 4.5% decrease in tonnage and a 9.9% decrease in average sales prices. Sales of Mexican food and prepared foods as a group increased fiscal 1995 second quarter total sales by 1.9%. Culinary Foods, Inc., acquired by the Company in the fourth quarter of fiscal 1994, accounted for 80.6% of the increase in this group. Seafood sales decreased fiscal 1995 second quarter total sales 0.1% due to an 11.3% decrease in tonnage offset by an 11.9% increase in average sales prices. Second quarter sales of animal foods, by-products, live swine and other sales as a group increased fiscal 1995 second quarter total sales by 0.9% compared to the same quarter of last year due to an 8.3% increase in tonnage and a 13.4% increase in average sales prices.

Low market prices, which were below the Company's rearing costs, adversely affected both sales and profit margins for live swine during the second quarter and first six months of fiscal 1995. As a result, the Company's integrated pork processing operations suffered a cost disadvantage against non-integrated pork processors, who were able to source their raw materials at lower costs. While the impact of lower market prices for live swine improved during the second quarter as compared to the first quarter, the Company's live swine and integrated pork processing operations continue to be affected by this market condition as well as from an excess supply of processed pork in the market place. The Company's live swine and pork operations reported an after-tax loss for the second quarter and first six months of fiscal 1995 of $4.6 million and $9.0 million, respectively. These losses were partially offset by contributions from other lines in the beef and pork division.

Until demand increases beyond supply, or pork and alternative protein supplies subside, market prices will remain low and future operating results of the Company's live swine and pork processing operations are expected to be adversely impacted. However, management continues to believe that its strategy of pursuing fully integrated swine operations, which provide relatively consistent raw material costs, will result in improved long-term performance as market conditions change over time. However, it is impossible to predict when market changes will result in positive operating results in the Company's pork operations.

                              TYSON FOODS, INC.

Sales for the first six months of fiscal 1995 increased 10.6% over the same period of fiscal 1994. This increase was mainly due to an increase in consumer poultry sales which increased fiscal 1995 first six months total sales by 7.7%. The increase in consumer poultry sales is attributable to a 13.6% increase in tonnage offset somewhat by a 2.9% decrease in average sales prices. Trasgo accounted for 29.1% of the increase in consumer poultry sales. Beef and pork sales decreased fiscal 1995 first six months total sales by 0.5% compared to the same period of fiscal 1994. The decrease in beef and pork sales was due to a 10.0% decrease in average sales prices offset somewhat by a 6.2% increase in tonnage. The increase in beef and pork tonnage is mainly due to the acquisition of Gorges Foodservice, Inc. in the second quarter of fiscal 1994. Sales of Mexican food and prepared foods as a group increased fiscal 1995 first six months total sales by 2.4%. Culinary Foods, Inc. accounted for 71.9% of the increase in prepared foods. Seafood sales increased fiscal 1995 first six months total sales 0.2% due to a 7.5% increase in average sales prices offset somewhat by a 2.4% decrease in tonnage. First six months sales of animal foods, by-products, live swine and other sales as a group increased fiscal 1995 first six months total sales by 0.8% compared to the same period of last year due to a 10.8% increase in tonnage and an 8.5% increase in average sales prices.

The increase in cost of goods sold of 3.2% for the second quarter of fiscal 1995 compared to the same quarter of fiscal 1994 was mainly the result of the increase in sales offset by a decrease of approximately 18.2% in cost of feed for live poultry and swine. As a percent of sales, cost of sales was 79.9% for the second quarter of fiscal 1995 compared to 82.4% in the second quarter of fiscal 1994. The Company monitors and compares costs for labor, raw material purchases, utilities and other expenses to companies within the industry as part of its cost control measures and believes such costs are at least within industry averages.

The increase in cost of goods sold of 7.9% for the first six months of fiscal 1995 compared to the same period of fiscal 1994 was mainly the result of the increase in sales offset by a decrease of approximately 15.0% in the cost of feed for live poultry and swine. As a percent of sales, cost of sales was 79.8% for the first six months of fiscal 1995 compared to 81.8% in the first six months of fiscal 1994.

Operating expenses increased 14.5% for the second quarter of fiscal 1995 over the same quarter of fiscal 1994. Acquisitions during the last six months of fiscal 1994 accounted for 38.2% of the increase in operating expenses. Selling expense, as a percent of sales, in the second quarter of fiscal 1995 was 8.9% compared to 8.4% in the same quarter of fiscal 1994. Increased storage and distribution costs, a portion of which is related to increases in international sales, have contributed to increased selling expenses. General and administrative expense, as a percent of sales, was 2.1% in the second quarter of fiscal 1995 compared to 1.7% in the same period of fiscal 1994. Increases in legal costs continue to have an impact on general and administrative expenses. Amortization expense was 0.5% of sales in the second quarter of fiscal 1995 compared to 0.6% in fiscal 1994.

                              TYSON FOODS, INC.

Operating expenses increased 17.5% for the first six months of fiscal 1995 over the same period of fiscal 1994. Acquisitions during the last six months of fiscal 1994 accounted for 39.2% of the increase in operating expenses. Selling expense, as a percent of sales, in the first six months of fiscal 1995 was 8.9% compared to 8.4% in the same period of fiscal 1994. Increased storage and distribution costs, a portion of which is related to increases in international sales, have contributed to increased selling expenses. General and administrative expense, as a percent of sales, was 2.2% in the first six months of fiscal 1995 compared to 1.8% in the same period of fiscal 1994. Amortization expense was 0.5% of sales in the first six months of fiscal 1995 compared to 0.7% in fiscal 1994.

The devaluation of the Mexican peso adversely affected Trasgo's fiscal 1995 second quarter and first six months operating results. The Company's share of Trasgo's net loss reduced the Company's consolidated net income by $5.7 million ($0.4 per share) and $7.0 million ($0.5 per share), respectively. Management will continue to evaluate the effect of exchange rates on Trasgo's operating results to determine its impact, if any, on the Company's future operating results.

Interest expense increased 39.9% in the second quarter of fiscal 1995 compared to the same quarter of fiscal 1994. Trasgo accounted for 24.7% of the increase in interest expense. The Company's short-term interest rates were approximately 90% higher than the same period last year, which raised the weighted average interest rate of all Company debt to 7.9% compared to 6.1% for the same period last year. In addition, the Company had a higher level of borrowing as a result of acquisitions and the consolidation of Trasgo's debt which increased the Company's average indebtedness by 8.8% over the same period last year.

Interest expense increased 44.1% in the first six months of fiscal 1995 compared to the same period of fiscal 1994. Trasgo accounted for 24.8% of the increase in interest expense. The Company's short-term interest rates were approximately 70% higher than the same period last year, which raised the weighted average interest rate of all Company debt to 7.5% compared to 6.1% for the same period last year. In addition, the Company had a higher level of borrowing as a result of acquisitions and the consolidation of Trasgo's debt which increased the Company's average indebtedness by 18.5% over the same period last year.

The effective income tax rate for the second quarter and first six months of fiscal 1995 was 37.9% and 38.3%, respectively, compared to 39% in the same periods of fiscal 1994. The decrease in the effective tax rate is due to reduced state income taxes and the reduced impact of the non-deductibility of amortization of excess of investments over net assets acquired as income before income taxes increases plus an increase in items deductible for income tax purposes that are not deductible for financial statement purposes.

ENVIRONMENTAL MATTERS

The Company has a strong financial commitment to environmental matters. During the first six months of fiscal 1995 the Company invested approximately $19.0 million in water quality facilities, including capital outlays to build and upgrade facilities, and $17.1 million for day-to-day operations of waste-water facilities.

                              TYSON FOODS, INC.

                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On April 13, 1995, a purported shareholder's derivative action (the "Action") was filed by a single shareholder on the Company's behalf in the Court of Chancery of Delaware against the directors and principal shareholders of the Company. The Action alleges that such persons breached their fiduciary duties to the Company as a result of their approval and/or participation in certain transactions in fiscal year 1994 between the Company and various officers and directors or their affiliates, including certain lease, poultry supply, poultry grow-out, wastewater treatment and research and development service arrangements (such transactions being more fully described under the caption "Certain Transactions" in the Company's Proxy Statement for its 1995 Annual Meeting). Additionally, the Action alleges that the compensation and expense reimbursements paid to the Company's Senior Chairman in fiscal year 1994, and the expense reimbursements paid to him in fiscal year 1993, were excessive. The Action seeks various remedies, including (i) voiding of the challenged transactions and an accounting of profits derived therefrom, (ii) damages resulting from the challenged transactions and (iii) costs, expenses and attorney fees. The Company is named as a nominal defendant in the Action, but no claim has been asserted against it.

On May 10, 1995, the defendants filed a Motion to Dismiss the Action claiming failure by the plaintiff to (i) make a pre-suit demand for action by the directors of the Company, (ii) obtain personal jurisdiction over certain shareholder defendants and (iii) state a claim upon which relief can be granted. The motion is currently pending before the Court of Chancery.

Since the Action purports to be a shareholder's derivative suit, any recovery (except attorneys fees or other costs and expenses, if allowed) would not be paid to the plaintiff, but rather would be paid directly to the Company. The Company has undertaken to advance certain expenses of the director defendants and, if applicable, may be required to satisfy certain indemnification obligations with respect to such individuals. However, Management does not believe that the Action or such indemnification obligations will have a material adverse effect on the Company's financial position or results of operations.

See Note 3 of Notes to Consolidated Condensed Financial Statements with respect to certain contingencies related to Arctic.

                              TYSON FOODS, INC.

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

No other items were voted upon at the annual shareholders' meeting or during the quarter ended April 1, 1995.


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

3(b) Amended and Restated Bylaws of the Company (previously filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission file No. 0-3400, and incorporated herein by reference).

11        Statement Regarding Computation of Per Share Earnings         17-18

12        Statements Regarding Computation of Ratios                       19

27        Financial Data Schedule                                          20

                              TYSON FOODS, INC.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TYSON FOODS, INC.


Date: May 15, 1995        /s/ Gerald Johnston
      ____________            _________________________

                              Gerald Johnston
                              Executive Vice President,
                              Finance

Date: May 15, 1995        /s/ Gary Johnson
      ____________            __________________________

                              Gary Johnson
                              Corporate Controller