Form 10-Q
period 1995-07-01
TYSON FOODS INC
filed 1995-08-14
CIK 100493

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 1, 1995
                                    ____________
     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from__________________to______________________

     Commission File Number 0-3400
                            ______

                                TYSON FOODS, INC.
     ________________________________________________________________________
           (Exact name of registrant as specified in its charter)

               Delaware                             71-0225165
     _______________________________     ____________________________________
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

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

Class                                  Outstanding July 1, 1995
____________________________________   _____________________________________
Class A Common Stock, $.10 Par Value   76,265,037 Shares
Class B Common Stock, $.10 Par Value   68,454,738 Shares

                              TYSON FOODS, INC.
                                    INDEX

                                                                         PAGE
                                                                         ____
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets
                  July 1, 1995 and October 1, 1994                       3-4

                  Consolidated Condensed Statements of Operations
                  for the Three Months and Nine Months Ended
                  July 1, 1995 and July 2, 1994                            5

                  Consolidated Condensed Statements of Cash Flows
                  for the Nine Months Ended
                  July 1, 1995 and July 2, 1994                            6

                  Notes to Consolidated Condensed Financial
                  Statements                                             7-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9-13

PART II.  OTHER INFORMATION                                            14-17


SIGNATURES                                                                18

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              TYSON FOODS, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                               (In thousands)


                                               (Unaudited)
                                                 July 1,           October 1,
ASSETS                                            1995                1994
_______________________________________        ___________         __________

Current Assets:
  Cash and cash equivalents                     $   32,843         $   27,020
  Accounts receivable                              433,368            444,216
  Inventories                                      850,181            754,190
  Other current assets                              30,388             35,841
                                                __________         __________

Total Current Assets                             1,346,780          1,261,267

Net Property, Plant, and Equipment               1,729,160          1,609,997

Excess of Investments over Net Assets Acquired     738,234            741,626

Investments and Other Assets                        80,942             55,110
                                                __________         __________

Total Assets                                    $3,895,116         $3,668,000
                                                ==========         ==========





















The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                    (In thousands except per share data)


                                                (Unaudited)
                                                  July 1,          October 1,
LIABILITIES AND SHAREHOLDERS' EQUITY               1995               1994
_______________________________________         __________         __________

Current Liabilities:
  Notes Payable                                 $   23,447         $   49,360
  Current portion of long-term debt                 35,692             24,177
  Trade accounts payable                           231,892            258,589
  Other accrued liabilities                        239,453            207,657
                                                __________         __________

Total Current Liabilities                          530,484            539,783

Long-Term Debt                                   1,498,747          1,381,481

Deferred Income Taxes                              445,302            440,546

Minority Interests in Subsidiaries                   8,673             16,767

Shareholders' Equity:
  Common stock ($.10 par value):
    Class A-Authorized 900,000,000 shares;
      issued 79,686,965 shares at 7-1-95
      and 79,686,153 shares at 10-1-94               7,969              7,969
    Class B-Authorized 900,000,000 shares;
      issued 68,454,738 shares at 7-1-95
      and 68,455,438 shares at 10-1-94               6,846              6,846
  Capital in excess of par value                   379,178            391,358
  Retained earnings                              1,106,140            953,840
  Currency translation adjustment                   (4,484)             1,180
                                                __________         __________

                                                 1,495,649          1,361,193
  Less treasury stock-3,421,928 shares at
    7-1-95 and 2,941,151 shares at
    10-1-94, at cost                                80,767             68,700
  Less unamortized deferred compensation             2,972              3,070
                                                __________         __________

Total Shareholders' Equity                       1,411,910          1,289,423
                                                __________         __________

Total Liabilities and Shareholders' Equity      $3,895,116         $3,668,000
                                                ==========         ==========




The accompanying notes are an integral part of these financial statements.

                              TYSON FOODS, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (In thousands except per share data)
                                 (Unaudited)

                                 Three Months Ended       Nine Months Ended
                               ______________________  ______________________
                                 July 1,     July 2,     July 1,     July 2,
                                  1995        1994        1995        1994
                               __________  __________  __________  __________

Sales                          $1,362,263  $1,307,697  $4,031,712  $3,722,390
Cost of Sales                   1,094,465   1,050,989   3,224,971   3,025,787
                               __________  __________  __________  __________
Gross Profit                      267,798     256,708     806,741     696,603
Expenses:
  Selling                         115,633     109,718     351,836     311,423
  General and administrative       25,347      24,391      84,798      69,062
  Amortization                      6,356       8,053      19,249      24,302
  Write-down of excess of
  investments over net assets
  acquired and long-lived assets              213,924                 213,924
                               __________  __________  __________  __________
Operating Income (Loss)           120,462     (99,378)    350,858      77,892
Other Expense (Income):
  Interest                         30,558      24,388      84,022      61,487
  Foreign Currency Exchange        (4,085)                 15,795
  Other                              (536)     (2,482)      1,310      (5,754)
                               __________  __________  __________  __________
Income (Loss) Before
  Taxes on Income
  and Minority Interest            94,525    (121,284)    249,731      22,159
Provision for Income Taxes         35,915      27,117      95,351      83,060
Minority Interest in Net
  (Income)Loss of
  Consolidated Subsidiary            (900)                  6,008
                               __________  __________  __________  __________

Net Income (Loss)              $   57,710  $ (148,401) $  160,388  $ (60,901)
                               ==========  ==========  ==========  ==========

Average Shares Outstanding        145,062     148,515     144,716    148,392
                                  =======     =======     =======    =======

Earnings (Loss) Per Share           $0.40      $(1.00)      $1.11     $(0.41)
                                    =====      ======       =====     ======
Cash Dividends Per Share:

Class A                           $0.0200     $0.0200     $0.0600    $0.0500
                                  =======     =======     =======    =======

Class B                           $0.0167     $0.0167     $0.0501    $0.0417
                                  =======     =======     =======    =======


The accompanying notes are an integral part of these financial statements.

                                TYSON FOODS, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                          (Unaudited)
                                                       Nine Months Ended
                                                     ________________________
                                                      July 1,         July 2,
                                                       1995            1994
                                                     _________       ________
Cash Flows from Operating Activities:
  Net income (loss)                                  $ 160,388     $ (60,901)
  Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities:
    Depreciation                                       130,875       116,935
    Amortization                                        19,249        24,302
    Write-down of excess of investments over net
      assets acquired and long-lived assets                          213,924
    Deferred income taxes                                4,726        (3,714)
    Foreign currency exchange loss                      15,795
    Minority interest in consolidated subsidiaries      (5,490)
    Loss on dispositions of property and equipment       5,135         2,555
    (Increase) decrease in accounts receivable          10,336      (286,764)
    Increase in inventories                            (93,472)      (64,343)
    Increase (decrease) in trade accounts payable      (19,875)       13,865
    Net change in other current assets and
      liabilities                                       37,342           481
                                                     _________     _________
Cash Provided by (Used for) Operating Activities       265,009      ( 43,660)
Cash Flows from Investing Activities:
  Net cash paid for acquisitions                       (48,054)      (32,378)
  Additions to property, plant and equipment          (270,559)     (174,600)
  Proceeds from sale of property, plant and
    equipment                                           14,801         3,569
  Net increase in other assets and liabilities         (31,971)      (21,647)
                                                     _________     _________
Cash Used for Investing Activities                    (335,783)     (225,056)
Cash Flows from Financing Activities:
  Net change in notes payable                          (25,913)      (28,355)
  Proceeds from long-term debt                         272,421       378,420
  Repayments of long-term debt                        (135,069)      (50,199)
  Purchase of treasury shares                          (31,097)       (1,956)
  Dividends                                             (8,088)       (6,807)
  Other                                                  8,595         2,597
                                                     _________     _________
Cash Provided by Financing Activities                   80,849       293,700
Effect of Exchange Rate Change on Cash                  (4,252)
                                                     _________     _________
Increase in Cash and Cash Equivalents                    5,823        24,984
Cash and Cash Equivalents at Beginning of Period        27,020        21,547
                                                     _________     _________

Cash and Cash Equivalents at End of Period           $  32,843     $  46,531
                                                     =========     =========
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                           $73,789       $55,572
    Income taxes                                       $61,213       $59,174

The accompanying notes are an integral part of these financial statements.
                              TYSON FOODS, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)
1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended October 1, 1994. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of July 1, 1995 and October 1, 1994, the results of operations for the three months and nine months ended
July 1, 1995 and July 2, 1994 and cash flows for the nine months ended July 1, 1995 and July 2, 1994. The results of operations for the three months and nine months ended July 1, 1995 and July 2, 1994, and cash flows for the nine months ended July 1, 1995 and July 2, 1994, are not necessarily indicative of the results to be expected for the full year.

The Notes to Consolidated Financial Statements for the year ended October 1, 1994, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the nine months ended July 1, 1995, except as disclosed below.

2.   Acquisitions

On June 26, 1995, the Company completed the purchase of Multifoods Seafood, Inc. and JAC Creative Foods, Inc. from International Multifoods Corporation. Sales for these companies were approximately $65 million last year. The acquisition has been accounted for by the purchase method of accounting, and the net assets are included in the Company's Consolidated Condensed Balance Sheets as of July 1, 1995, based upon their estimated fair values at the transaction's effective date. The Company's Consolidated Statements of Operations will not include the revenues and expenses of the acquired companies until the fourth quarter of fiscal 1995.

On July 14, 1995, the Company signed a letter of intent with Cargill, Incorporated of Minneapolis, Minnesota ("Cargill") to acquire Cargill's U.S. broiler operations located in Georgia and Florida. The total processing capability of the acquired plants is approximately 2.6 million birds per week. The purchase is subject to the execution of a definitive purchase agreement with an estimated closing date of September 1, 1995. The purchase price will include cash and the exchange of the Company's swine processing plant located in Marshall, Missouri.

On July 27, 1995, the Company signed a letter of intent to acquire all of the outstanding stock of McCarty Farms, Inc., an integrated poultry company with all of its operations in Mississippi and the capacity to process approximately 2.4 million birds per week. The purchase is subject to regulatory approvals and the execution of a definitive purchase agreement.

                              TYSON FOODS, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3.   Inventories

                                                        (In thousands)
Inventories, valued at the lower of                July 1,         October 1,
cost (first-in, first-out) or market                1995              1994
consist of the following:                        _________         _________

     Finished and work-in-process                 $403,764          $346,846
     Live poultry and hogs                         272,723           255,904
     Seafood related products                       52,843            36,494
     Hatchery eggs and feed                         45,718            44,048
     Supplies                                       75,133            70,898
                                                  ________          ________

     Total                                        $850,181          $754,190
                                                  ========          ========

4.   Contingencies

On September 8, 1993, the State of Alaska, after conducting investigations, filed a Complaint for Forfeiture and Damages alleging that certain Arctic Alaska Fisheries Corporation ("Arctic") vessels participated in the use of certain fishing gear during 1990, 1991, and 1992. While management is not able at the present time to determine the outcome of this matter, based upon information currently available, the Company believes that the probability is remote that its resolution will have a material adverse effect on the Company's financial position or results of operations.

                              TYSON FOODS, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations


FINANCIAL CONDITION

For the nine months ended July 1, 1995, net cash of $265 million was provided by all operating activities, consisting of $330.7 million provided by operations and $65.7 million used for net changes in receivables, inventories, payables and other items. Finished inventories have increased from 1994 fiscal year-end due to seasonal inventory fluctuations and acquisitions, as well as more volume from expansion and competitive pressures from increased supplies of poultry and alternative red meats in the market place. Financing activities provided net cash of $80.8 million, mainly due to additional debt borrowings during the first nine months of fiscal 1995. The Company primarily used funds generated from operating and financing activities to fund $270.6 million of property, plant and equipment additions and $48.1 million for acquisitions. The expenditures for property, plant and equipment were related to expansion of processing capabilities, acquiring new equipment and upgrading facilities to take advantage of market opportunities. Additionally, the Company makes a continuing effort to increase efficiencies, reduce overall cost and meet or exceed environmental standards.

At   July   1,   1995,  working  capital  was  $816.3  million  compared   to
$721.5 million at 1994 fiscal year-end, an increase of $94.8 million. The current ratio at July 1, 1995 was 2.54 to 1 compared to 2.34 to 1 at October 1, 1994. Working capital and the current ratio have increased since year-end primarily due to increases in inventories. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities and additional credit facilities which the Company believes are available. On March 22, 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission covering the sale from time to time of up to $500 million of debt securities (the "Debt
Securities"). On June 7, 1995, the Company issued $150 million Debt Securities in the form of 6.75% Notes due June 1, 2005 (the "6.75% Notes"). The net proceeds of the 6.75% Notes were used to repay a portion of the Company's borrowings under its commercial paper program. On July 20, 1995, the Company commenced a program for the offer of Debt Securities in the form of Medium-Term Notes due from nine months to thirty years from the date of issuance (the "Medium-Term Notes") in the aggregate principal amount of up to $350 million. As of August 10, 1995, no sales of Meduim-Term Notes had occurred, however, such Medium-Term Notes, along with other forms of Debt Securities, may be offered to the public by the Company from time to time on terms determined by market conditions at the time of sale. The net proceeds from the sale of the Medium-Term Notes or other forms of Debt Securities will be used by the Company to refinance existing indebtedness, to finance acquisitions, as opportunities may arise, and for other general corporate purposes.

Long-term debt has increased $117.3 million since October 1, 1994. At July 1, 1995, long-term debt was 51.5% of total capitalization compared to 51.7% at October 1, 1994. The Company's two unsecured revolving credit facilities provide up to $1.5 billion of financing which supports the Company's commercial paper program. At July 1, 1995, $878 million was

                              TYSON FOODS, INC.

outstanding under, or supported by, such credit facilities which consisted of $813 million of commercial paper and $65 million drawn under the revolving credit facilities. Additional outstanding long-term debt at July 1, 1995, consisted of $150 million of 6.75% notes, $348.7 million of institutional notes, $54.8 million of bank notes and $67.2 million of other indebtedness.


RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1995 increased 4.2% over the same quarter of fiscal 1994. This increase was largely due to an increase in consumer poultry sales which increased fiscal 1995 third quarter total sales by 3.0%. The increase in consumer poultry sales is attributable to an 11.5% increase in tonnage offset somewhat by a 6.8% decrease in average sales prices. Lower average sales prices for consumer poultry primarily resulted from an increased supply of poultry and alternative red meats in the market. Until consumer demand increases or poultry and alternative protein supplies subside, consumer poultry sales prices may remain pressured. These price pressures are expected to adversely affect fourth quarter consumer poultry operations. Further, management is unable to predict when increases in market demand or reduced supply will occur. Beef and pork sales decreased fiscal 1995 third quarter total sales by 2.3% compared to the same quarter of fiscal 1994. The decrease in beef and pork sales was due to a 11.0% decrease in tonnage and a 10.4% decrease in average sales prices. Sales of Mexican food and prepared foods as a group increased fiscal 1995 third quarter total sales by 2.0%. Culinary Foods, Inc., acquired by the Company in the fourth quarter of fiscal 1994, accounted for 78.9% of the increase in this group. Seafood sales increased fiscal 1995 third quarter total sales 0.3% due to a 9.7% increase in tonnage offset by a 1.3% decrease in average sales prices. Third quarter sales of live swine, animal foods, by-products, and other sales as a group increased fiscal 1995 third quarter total sales by 1.2% compared to the same quarter of last year. This increase was due to a 7.0% increase in tonnage and a 28.1% increase in average sales prices.

Low market prices, which were below the Company's rearing costs, adversely affected both sales and profit margins for live swine during the third quarter and first nine months of fiscal 1995. As a result, the Company's integrated pork processing operations suffered a cost disadvantage against non-integrated pork processors, who were able to source their raw materials at lower costs. While the impact of lower market prices for live swine was diminished during the third quarter as compared to the first and second quarters, the Company's live swine and integrated pork processing operations continue to be affected by this market condition as well as from an excess supply of processed pork in the market place. The Company's live swine and pork operations reported an after-tax loss for the third quarter and first nine months of fiscal 1995 of $5.6 million and $14.6 million, respectively. These losses were partially offset by contributions from other lines in the beef and pork division.

                              TYSON FOODS, INC.

Market prices for live swine have improved in the fourth quarter as compared to the third quarter which has improved results for the Company's live swine operations. When the Marshall, Missouri pork processing facility is transferred as part of the purchase price for the acquisition of additional broiler capacity from Cargill (See Note 2 of Notes to Consolidated Condensed Financial Statements), processed pork sales will decrease significantly in the future. However, the decrease in processed pork sales will be substantially offset by an increase in live swine sales as the Company's pork operations cease to be fully integrated.

Sales for the first nine months of fiscal 1995 increased 8.3% over the same period of fiscal 1994. This increase was mainly due to an increase in consumer poultry sales which increased fiscal 1995 first nine months total sales by 6.0%. The increase in consumer poultry sales is attributable to a 12.9% increase in tonnage offset somewhat by a 4.3% decrease in average sales prices. Trasgo S.A. de C.V. (Trasgo), the Company's 50.1% owned Mexican subsidiary, which was acquired in the third quarter of fiscal 1994, accounted for 20.7% of the increase in consumer poultry sales. Beef and pork sales decreased fiscal 1995 first nine months total sales by 1.2% compared to the same period of fiscal 1994. The decrease in beef and pork sales was due to a 10.2% decrease in average sales prices offset slightly by a 0.2% increase in tonnage. The increase in beef and pork tonnage is mainly due to the acquisition of Gorges Foodservice, Inc. in the second quarter of fiscal 1994. Sales of Mexican food and prepared foods as a group increased fiscal 1995 first nine months total sales by 2.2%. Culinary Foods, Inc. accounted for 74.1% of the increase in prepared foods. Seafood sales increased fiscal 1995 first nine months total sales 0.3% due to a 4.0% increase in average sales prices and a 1.9% increase in tonnage. First nine months sales of live swine, animal foods, by-products, and other sales as a group increased fiscal 1995 first nine months total sales by 1.0% compared to the same period of last year due to a 9.6% increase in tonnage and a 14.4% increase in average sales prices.

The increase in cost of goods sold of 4.1% for the third quarter of fiscal 1995 compared to the same quarter of fiscal 1994 was mainly the result of the increase in sales offset by a decrease of approximately 12.1% in cost of feed for live poultry and swine. Feed costs are anticipated to increase during the remainder of this fiscal year and into next fiscal year. The impact of rising feed cost on the Company's operations is difficult to predict. This impact is dependent upon various factors in the commodity grain market as well as the market for finished products. The Company's emphasis on adding value to its products through further-processing helps to offset a portion of the impact of increased feed costs. However, until such time as these rising costs are passed through to the consumer or until rising feed costs subside, operations may be negatively impacted. As a percent of sales, cost of sales was 80.3% for the third quarter of fiscal 1995 compared to 80.4% in the third quarter of fiscal 1994. The Company monitors and compares costs for labor, raw material purchases, utilities and other expenses to companies within the industry as part of its cost control measures and believes such costs are at least within industry averages.

                              TYSON FOODS, INC.

The increase in cost of goods sold of 6.6% for the first nine months of fiscal 1995 compared to the same period of fiscal 1994 was mainly the result of the increase in sales offset by a decrease of approximately 13.9% in the cost of feed for live poultry and swine. As a percent of sales, cost of sales was 80.0% for the first nine months of fiscal 1995 compared to 81.3% in the first nine months of fiscal 1994.

Operating expenses decreased 58.6% for the third quarter of fiscal 1995 over the same quarter of fiscal 1994. This percentage decrease is primarily the result of the $213.9 million write-down of excess of investments over net assets acquired and certain long-lived assets in the third quarter of fiscal 1994. Selling expense, as a percent of sales, in the third quarter of fiscal 1995 was 8.5% compared to 8.4% in the same quarter of fiscal 1994. Increased storage and distribution costs, a portion of which is related to international sales, have contributed to increased selling expenses. General and administrative expense, as a percent of sales, was 1.9% in the third quarter of fiscal 1994 and fiscal 1995. Amortization expense was 0.5% of sales in the third quarter of fiscal 1995 compared to 0.6% in fiscal 1994.

Operating expenses decreased 26.3% for the first nine months of fiscal 1995 over the same period of fiscal 1994. This percentage decrease is primarily the result of the $213.9 million write-down of excess of investments over net assets acquired and certain long-lived assets in the third quarter of fiscal 1994. Selling expense, as a percent of sales, in the first nine months of fiscal 1995 was 8.7% compared to 8.4% in the same period of fiscal 1994. Increased storage and distribution costs, a portion of which is related to international sales, have contributed to increased selling expenses. General and administrative expense, as a percent of sales, was 2.1% in the first nine months of fiscal 1995 compared to 1.9% in the same period of fiscal 1994. Amortization expense was 0.5% of sales in the first nine months of fiscal 1995 compared to 0.7% in fiscal 1994.

The devaluation of the Mexican peso adversely affected Trasgo's fiscal 1995 first nine months operating results, but was slightly offset by increased third quarter results. The Company's share of Trasgo's net loss for the first nine months of fiscal 1995 reduced the Company's consolidated net income by $6 million ($0.04 per share). The Company's share of Trasgo's net income for the third quarter of fiscal 1995 was $1.0 million ($0.01 per share). Management will continue to evaluate the effect of exchange rates on Trasgo's results to determine its impact, if any, on the Company's future results.

Interest expense increased 25.3% in the third quarter of fiscal 1995 compared to the same quarter of fiscal 1994. The Company's short-term interest rates were approximately 52.9% higher than the same period last year, which raised the weighted average interest rate of all Company debt to 8.1% compared to 7.2% for the same period last year. In addition, the Company had a higher level of borrowing as a result of acquisitions which increased the Company's average indebtedness by 12.8% over the same period last year.

Interest expense increased 36.7% in the first nine months of fiscal 1995 compared to the same period of fiscal 1994. Trasgo accounted for 21.4% of the increase in interest expense. The Company's short-term interest rates were approximately 71.3% higher than the same period last year, which raised the

                              TYSON FOODS, INC.

weighted average interest rate of all Company debt to 7.7% compared to 6.4% for the same period last year. In addition, the Company had a higher level of borrowing as a result of acquisitions and the consolidation of Trasgo's debt which increased the Company's average indebtedness by 15.7% over the same period last year.

The effective income tax rate for the third quarter and first nine months of fiscal 1995 was 38.0% and 38.2%, respectively, compared to 39% in the same periods of fiscal 1994, before the write-down of excess of investments over net assets acquired and certain long-lived assets. The decrease in the effective tax rate is due to reduced state income taxes and the reduced impact of the non-deductibility of amortization of excess of investments over net assets acquired as income before income taxes increases plus an increase in items deductible for income tax purposes that are not deductible for financial statement purposes.


ENVIRONMENTAL MATTERS

The  Company  has  a  strong financial commitment to  environmental  matters.
During   the   first  nine  months  of  fiscal  1995  the  Company   invested
approximately $28.4 million in water quality facilities, including capital outlays of $3.4 million to build and upgrade facilities, and $25 million for day-to-day operations of waste-water facilities.

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

On May 10, 1995, the defendants filed a Motion to Dismiss the Action claiming failure by the plaintiff to (i) make a pre-suit demand for action by the directors of the Company, (ii) obtain personal jurisdiction over certain shareholder defendants and (iii) state a claim upon which relief can be granted. On July 6, 1995, The Court of Chancery entered a stipulated order dismissing the Action without prejudice as to certain of the non-director defendants. The motion to dismiss as to the remaining defendants is currently pending before the Court of Chancery.

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

See Note 4 of Notes to Consolidated Condensed Financial Statements with respect to a contingency related to Arctic.

Item 4.   Submission of Matters to a Vote of Security Holders

No items were voted upon during the quarter ended July 1, 1995.

                              TYSON FOODS, INC.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

On July 20, 1995, the Company filed a Current Report on Form 8-K related to the offer of Medium-Term Notes due from nine months to thirty years from the date of issuance in the principal amount of up to $350 million.

                              TYSON FOODS, INC.

                                EXHIBIT INDEX

The following exhibits are filed with this report.

Exhibit No.                                                             Page
___________                                                             _____

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

4(a) Form of Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee relating to the issuance of up to $500 million of Debt Securities (previously filed as Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-3, filed with the Commission on May 8, 1995, Registration No. 33-58177, and incorporated herein by reference).

4(b)      Form of 6.75% $150 million Note due June 1, 2005              19-24

4(c)      Form of Fixed Rate Medium-Term Note (previously filed as
          Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Commission on July 20, 1995, Commission File No. 0-3400, and incorporated herein by reference).

4(d) Form of Floating Rate Medium-Term Note (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the Commission on July 20, 1995, Commission
          File No. 0-3400, and incorporated herein by reference).

4(e)      Form of Calculation Agent Agreement (previously filed as
          Exhibit 4.4 to the Company's Current Report on Form 8-K, filed with the Commission on July 20, 1995, Commission File No. 0-3400, and incorporated herein by reference).

4(f)      Fourth Amended and Restated Credit Agreement, including      25-102
          all exhibits thereto, dated as of May 26, 1995, by and among the Company, as Borrower, The Chase Manhattan Bank,
          N.A., Chemical Bank, Continental Bank N.A., Cooperative
          Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank Nederland), Morgan Guaranty Trust Company of New York, National
          Westminister Bank Plc, Nationsbank of Texas, N.A., and
          Societe Generale as Co-Agents and Bank of America National
          Trust and Savings Association, as Agent.

                              TYSON FOODS, INC.

4(g)      First Amended and Restated Credit Agreement, dated          103-184
          May 26, 1995, by and among the Company, as Borrower, Banque Nationale De Paris, The Chase Manhattan Bank, N.A.,
          Chemical Bank, Continental Bank, N.A., Credit Lyonnais,
          NationsBank of Texas, N.A. Cooperative Centrale Raiffeisen-Boerenleenbank, B.A., (Rabobank Nederland), Societe
          Generale and The Toronto-Dominion Bank as Co-Agents and
          Bank of America National Trust and Savings Association, as Agent.

11        Statement Regarding Computation of Per Share Earnings       185-186

27        Financial Data Schedule                                         187

                              TYSON FOODS, INC.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TYSON FOODS, INC.


Date: August 11, 1995        /s/ Gerald Johnston
      _______________            _________________________

                                 Gerald Johnston
                                 Executive Vice President,
                                 Finance

Date: August 11, 1995        /s/ Gary Johnson
      _______________            __________________________

                                 Gary Johnson
                                 Corporate Controller