Form 10-K405
period 1995-09-30
TYSON FOODS INC
filed 1995-12-01
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended September 30, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________________ to ________________

     Commission File No. 0-3400

                             TYSON FOODS, INC.
          (Exact Name of Registrant as specified in its Charter)

            Delaware                                71-0225165
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

2210 West Oaklawn Drive, Springdale, Arkansas      72762-6999
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (501) 290-4000

Securities registered pursuant to Section 12(b) of the Act:
     Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
                   Class A Common Stock, Par Value $.10
                             (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

On September 30, 1995, the aggregate market value of the Class A
Common and Class B Common voting stock held by non-affiliates of the registrant was $1,862,645,029 and $1,487,478 respectively.

On September 30, 1995, there were outstanding 76,335,669 shares of the registrants Class A Common Stock, $.10 par value, and 68,454,388 shares of its Class B Common Stock, $.10 par value.


                            Page 1 of 64 Pages
             The Exhibit Index appears on pages 19 through 24

                    DOCUMENTS INCORPORATED BY REFERENCE

The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of the Form 10-K: (i) pages 20-43 of registrant's Annual Report to Shareholders for fiscal year ended September 30, 1995 (the "Annual Report") which are filed as Exhibit 13 to this Form 10-K and (ii) the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held January 12, 1996 (the "Proxy Statement").


                                  PART I

     Item 1.  Business


          Pages 23-25, 27 and 31 of registrant's Annual Report under the caption "Management's Discussion and Analysis."


                                  PART II


     Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters

          Page 33 and 41 of the Annual Report under the caption
     "Capital Stock" and "Price of Company's Common Stock."


     Item 6.  Selected Financial Data

          Pages 20-21 of the Annual Report under the caption "Eleven-Year Financial Summary."


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Pages 23-25, 27 and 31 of the Annual Report under the caption "Management's Discussion and Analysis."


     Item 8.  Financial Statements and Supplementary Data

          Pages 22, 26, 28-30, 32-41 and 43 of the Annual Report under the captions "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors."

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


     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management

          The information set forth under the captions "Principal
     Shareholders" and "Security Ownership of Management" in the Proxy Statement.


     Item 13.  Certain Relationships and Related Transactions

          The information set forth under the caption "Certain
     Transactions" in the Proxy Statement.

                                  PART I
ITEM 1.  BUSINESS

General

     Tyson Foods, Inc. and its various subsidiaries (collectively, the "Company") produce, market and distribute a variety of food products consisting of value-enhanced poultry; fresh and frozen poultry; value-enhanced beef and pork products; fresh and frozen pork products; value-enhanced seafood products; fresh and frozen seafood products; and flour and corn tortillas, chips and other Mexican food-based products. Additionally, the Company has live swine, animal feed and pet food operations. The Company's integrated operations consists of breeding and rearing chickens and hogs, harvesting seafood, as well as the processing, further processing and marketing of these food products. The Company's products are marketed and sold to national and regional grocery chains, regional grocery wholesalers, clubs and warehouse stores, military commissaries, industrial food processing companies, national and regional chain restaurants or their distributors, international export companies and domestic distributors who service restaurants, foodservice operations such as plant and school cafeterias, convenience stores, hospitals and other vendors. Sales are made by the Company's sales staffs located in Springdale, Arkansas, in regions throughout the United States and in several foreign countries. Additionally, sales to the military and a portion of sales to international markets are made through independent brokers and trading companies. The Company conducts the major portion of its business activities on a vertically integrated basis and considers its business to be one industry segment, that of "food products." The Company commenced business in 1935, was incorporated in Arkansas in 1947, and was reincorporated in Delaware in 1986.

Description

     Originally, the Company was a producer and distributor of fresh chicken. The Company developed a strategy to insulate itself from the commodity nature of the fresh chicken business through value-enhancement. As the industry leader in value-enhanced poultry products, the Company utilizes national and regional advertising, special promotions and brand identification, and meets the varying demands of its customers through capital expenditures and strategic acquisitions. With further-processed poultry products, grain costs as a percentage of total product costs are reduced because of the value added to the products by cutting, deboning, cooking, packaging or freezing the poultry. As a result, although fluctuations in grain prices impact the Company's operations, management believes the Company's profitability is more dependent upon product quality, marketing and service than on grain and broiler prices.

     The Company's integrated poultry processes include genetic research, breeding, hatching, rearing, ingredient procurement, feed milling, veterinary and other technical services, and related transportation and delivery services. The Company contracts with independent growers to maintain the Company's flocks of breeder chicks which, when grown, lay the eggs which the Company transfers to its hatcheries and hatch into broiler chicks. Newly hatched broiler chicks are vaccinated and are then delivered to independent contract growers who care for and feed the broiler chicks until they reach processing weight, usually from the end of the fourth to the eighth week. During the broiler growout period, the Company provides growers with feed, vitamins and medication for the broilers, if needed, as well as supervisory and technical services. The broilers are then transported by the Company to its nearby processing plants. The Company processed approximately 4.4 billion pounds of consumer poultry during fiscal 1995.

     The Company's farrow to finish swine operations, which include genetic and nutritional research, breeding, farrowing and feeder pig finishing and the marketing of live swine to regional and national packers, are conducted in Arkansas, North Carolina, Oklahoma, Missouri and Alabama. The Company sold approximately 987 thousand head of market weight live swine in fiscal 1995. In the fourth quarter of fiscal 1995, the Company exchanged its pork processing facility as part of the consideration for additional broiler operations from Cargill, Incorporated. The Company processed approximately 478 million pounds of consumer beef and pork during fiscal 1995.

     The Company's by-products operations convert inedible poultry by-products into high-grade pet food and animal feed.

     The Company is the leading manufacturer, marketer and distributor of branded surimi-based seafood offerings including analog crabmeat, lobster, shrimp and scallops. Additionally, the Company's seafood operations consist of the largest catching and at-sea processing fleet in the North Pacific. These vessels harvest a wide range of species of bottomfish and shellfish year-round off the coasts of Alaska, Washington and Oregon. The catch is either processed at sea or in shore-based processing facilities into a variety of product forms. The Company's long-term strategy for seafood products continues to be a plan of using its marketing and distribution channels to expand sales opportunities while using its research and development resources to create additional value-enhanced seafood products.

Sources of Revenue

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

                                      For Fiscal Year Ended
                                      ---------------------
                                        1995   1994   1993
                                        ----   ----   ----
Consumer poultry products:
  Value-enhanced poultry            (1)  64%    65%    67%
  Basic poultry                     (2)  11     10      8
                                        ---    ---    ---
Total consumer poultry                   75     75     75
Beef and pork                       (3)   9     11     10
Mexican food-based products
  and other prepared foods          (4)   7      5      5
Seafood                                   5      5      5
Animal foods, by-products,
  live swine and other                    4      4      5
                                        ---    ---    ---
Total                                   100%   100%   100%

(1) Includes products such as chicken patties and nuggets, pre-cooked chicken, individually-quick-frozen chicken segments, pre-packaged and pre-priced poultry, cornish game hens and other poultry products to which certain processes are added to enhance its value to the Company's customers.

(2) Includes fresh and frozen poultry products sold without value enhancements. The increase in this category for fiscal 1995 and 1994 results from the acquisition of a controlling interest in Trasgo, S.A. de C.V. (Trasgo) in April 1994. Trasgo currently does not have a significant amount of value-enhanced products.

(3) Includes value-enhanced beef and pork products such as portion controlled steaks, chops and roasts, ground beef, chicken-fried steaks, meatloaf, hams, bacon and sausages.

(4) Includes flour and corn tortillas, corn chips, taco shells and filled tortilla specialty items; premium frozen dinners and other specialty items.

Marketing and Distribution

     The Company seeks to develop and increase the demand for and market share of a product or product line through concentrated national and local advertising and other promotional efforts stressing product quality, brand identification and meeting specific customer requirements. The Company's principal marketing strategy is to identify target markets for value-enhanced food products consisting primarily of poultry, beef, pork, Mexican food-based and seafood. The Company concentrates production, sales and marketing efforts in order to appeal to and enhance the demand from those markets. The Company utilizes its national distribution system and customer support services to achieve a dominant market position for its products. The Company identifies distinct markets through trade and consumer research.

     The Company's nationwide distribution system utilizes a network of food distributors which is supported by cold storage warehouses owned or leased by the Company, by public cold storage facilities and by the Company's transportation system. The Company ships products from two Company-owned major frozen food distribution centers having a storage capacity of approximately 58 million pounds, from a network of public cold storages, from other owned or leased facilities or directly from plants. The Company has a total frozen storage capacity in excess of 120 million pounds, excluding public or outside cold storage. The Company's distribution centers facilitate accumulating frozen products so that the Company can fill and consolidate less-than-truckload orders into full truckloads, thereby decreasing shipping costs while increasing customer service. In addition, customers are provided with a selection of products that do not require large volume orders. The Company's distribution system enables it to supply large or small quantities of products to meet customer requirements anywhere in the continental United States.

     The Company's food products are sold primarily in three broad domestic markets consisting of foodservice, retail and wholesale clubs. The foodservice, retail and wholesale club markets may, in some cases, overlap. The Company's food products are also sold internationally.

     In the foodservice market, the Company sells poultry, beef, pork, seafood and tortilla products. Operators serving these products include full service restaurants, fast-food restaurants, hotels/motels, retail/recreation, healthcare, schools/colleges, business and industry and other foodservice accounts. The Company's products are sold through foodservice and specialty distributors who deliver to the above listed operators.

     Foodservice products are sold under the following brands and registered trademarks: Tyson, Holly Farms, Weaver, Tastybird Tastybasted, Honey Stung, Tyson's Pride, HoneyBest, Wing Stingers, W.W. Flyers, Signature Specialties, Flavor-Redi, Mexican Original, Tyson beef, Quick-to-Fix, Tyson pork, Louis Kemp, Arctic Ice, Enterprise, Crab Delights, Lobster Delights, Ocean Master and Sure Salad.

     Foodservice products include: (a) poultry items such as individually-quick-frozen segments (IQF), ready-to-cook and fully-cooked fried chicken, fully-cooked breaded and glazed wings, cooked and ready-to-cook breaded and unbreaded tenderloins, breaded and unbreaded patties and chunks (cooked and ready-to-cook), oven roasted chicken, stuffed breast specialties, split broilers, Cornish hens, commodity breast, flavor marinated breasts, fully-cooked diced chicken products and breaded breast and thigh pieces and strips; (b) beef items such as country-fried steaks, portion-controlled steaks, prime rib and roasts, charbroiled beef patties, ground beef, and beef specialties such as meatballs, Salisbury steaks and meatloaf; (c) pork items such as hams, ham loaf and ham patties, sausages including polish, knockwurst and bratwurst, frankfurters, bulk and pre-sliced deli-meats, fully-cooked pork specialties including rib and loin products, pork chops, pork roasts and pork ribs; (d) tortilla items such as flour and corn tortillas and chips; and (e) seafood items such as surimi, snow crab, king crab, pollock, cod and several species of flatfish.

     In the retail market the Company sells a wide variety of food products to customers that sell food products for at-home consumption. These customers include grocery store chains, independent grocery stores and grocery wholesalers.

     Tyson, Weaver, Healthy Portion, Tyson Holly Farms, Mexican Original, Louis Kemp, Crab Delights, Lobster Delights, JAC Creative Foods, Captain JAC and Seafest are registered trademarks under which the Company sells retail products.

     Retail products include: (a) frozen prepared foods consisting of separate lines of Tyson breaded chicken patties, chunks, fillets and tenders; Weaver breaded chicken tenders, nuggets, patties and fillets; Tyson premium plated dinners; Tyson flavored chicken wings; Tyson complete meal kits; Tyson premium pot pies; Tyson Healthy Portion meals; Tyson individually-quick-frozen chicken parts and breaded chicken patties and chunks; Weaver fried chicken; and Tyson pork rib and beef rib patties;(b) refrigerated prepared foods consisting of separate lines of Tyson Holly Farms roasted and rotisserie ready-to-eat chicken; Tyson and Weaver sliced lunch meat; Tyson, Weaver and Holly Farms hot dogs; Tyson and Weaver deli meats; Mexican Original tortillas, chips, and taco shells; and Tyson ham and specialty meats;(c) refrigerated Tyson Holly Farms chill pack poultry;
(d) frozen and refrigerated Tyson Cornish game hens; and (e) seafood products which are marketed under the Louis Kemp brand of Crab Delights and Lobster Delights, as well as the JAC Creative Foods brands of Captain JAC and Seafest.

     In the wholesale club market the Company designs and markets a variety of products targeted to small foodservice operators and large families who frequent club stores. These products are aimed at both foodservice operators who buy in small quantities and want to cut costs of storage and final distribution, as well as retail consumers willing to buy larger than normal quantities to realize cost savings. The Company sells several categories of products including: IQF chicken, fresh chicken, refrigerated roasted ready-to-eat chicken, frozen value-added chicken and canned chicken; frozen value-added beef and pork products; surimi, frozen pollock, cod and crab legs.

     The Company's international division markets and sells the full line of Tyson products, including poultry, beef, pork, Mexican food-based products and seafood, throughout the world. The international division exported to 43 countries in fiscal 1995. Major markets include Japan, Russia, Hong Kong, Singapore and China. The Company also exported to Canada, Mexico, certain Middle Eastern countries, and many countries in the Caribbean.

     The Company continues to feel that China has tremendous potential in terms of developing fully-integrated poultry facilities. Several existing Chinese operations are currently being researched to determine feasibility. Meanwhile, the Company's existing operation in Mexico has grown under the economically difficult period caused by the sudden devaluation of the peso.

The Company has also entered into a joint venture in Russia to open an office in Moscow allowing the Company to develop more direct contact with its customers. Cobb-Vantress, Inc., a wholly-owned subsidiary, has entered into a joint venture agreement with a Hong Kong company to build a 180 thousand capacity breeder farm in China. The Company also has a seafood processing joint venture in Shanghai, China. This joint venture is engaged in value-added processing of seafood items.

     A new venture has been undertaken in 1995 with the creation of a wholly-owned subsidiary of the Company's International Division called "World Resource, Inc.". This venture is a trading company which will handle the acquisition, certification and transporting of primarily agricultural goods worldwide.

Raw Materials and Sources of Supply

     The primary raw materials used by the Company in its poultry operations consists of feed ingredients, cooking ingredients, packaging materials and cryogenic agents. The Company believes that its sources of supply for these materials are adequate for its present needs and the Company does not anticipate any difficulty in acquiring these materials in the future. While the Company produces substantially all of its inventory of breeder chickens, live broilers and swine, it has the capability to purchase live, ice-packed or deboned poultry to meet poultry production requirements. Raw materials for the Company's beef and pork operations are purchased through the open market.

     In addition, raw material requirements for the Company's seafood operations are met by either purchasing in the open market or by the Company's vessels harvesting a wide range of species of bottomfish and shellfish year-round off the coasts of Alaska, Washington and Oregon. A large supply of bottomfish, one of the principal groups of fish harvested for human consumption, is found in the 200-mile U.S. exclusive economic zone off the coast of Alaska. This area also provides a significant quantity of crab for commercial harvesting; however, crab quotas have been severly limited in recent years. Following passage of the Magnuson Fishery Conservation and Management Act of 1976 (the "Magnuson Act"), the United States extended control over the management of offshore fishing resources from a 12-mile to a 200-mile exclusive economic zone by, among other things, establishing annual catch limits and allocating the available resources between U.S. and foreign catchers and processors. As a result of these government actions, the Company's ability to harvest seafood is subject to these limitations.

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

Industry Practices

     The Company's agreements with its customers are generally short-term, verbal agreements due primarily to the perishable nature of its products, industry practice and the fluctuation in demand and price for such products.

Customer Relations

     No single customer of the Company accounts for more than ten percent of the Company's consolidated revenues, and the loss of any single customer would not have a material adverse effect on the Company's business. Although any extended discontinuance of sales to any major customer could, if not replaced, have an impact on the Company's operations, the Company does not anticipate any such occurrences due to the demand for its products and its ability to obtain new customers.

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

Research and Development

     The Company conducts continuous research and development activities to improve the strains of primary poultry breeding stock, the genetic qualities of swine, and finished product development. Additionally, a separate staff of research and development personnel is maintained to develop and provide for product needs. The annual cost of such research and development programs is less than one percent of total consolidated annual sales.

Regulation

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

     Fishing activities and seafood processing activities of the Company's seafood operations are closely regulated by the United States Department of Commerce and various other state and governmental agencies. These agencies, among other things, establish fishing seasons and resource depletion restrictions and regulate legal gear types. Violations of the Magnuson Act and state laws can result in substantial penalties, ranging from fines to seizure of catch and vessels. See "Legal Proceedings" under item 3. In addition, the seafood operations are subject to various federal, state and local laws relating to protection of the environment and the health and safety of employees.

     To provide consumer reassurance of product integrity and safety, to create a quality point of difference with the competition, and to assume a position of measured industry leadership in production standards, the Company's seafood operation voluntarily complies with certain United States Department of Commerce regulations which enable it to show the United States Department of Commerce seal of approval (PUFI) on its primary products. Four of the Company's seafood manufacturing facilities are United States Department of Commerce inspected and are participants in the government's pilot Hazard Analysis Critical Control Point (HACCP) program.

Employees and Labor Relations

     As of September 30, 1995, the Company employed approximately
64,000 persons. The Company believes that its relations with its workforce are good.

ITEM 2.  PROPERTIES

     The Company currently has production and distribution operations in the following states: Alabama, Alaska, Arkansas, Florida, Georgia, Illinois, Iowa, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington. Additionally, the Company, either directly or through its subsidiaries, has facilities in or participates in joint venture operations in Argentina, Brazil, Canada, China, Denmark, Hong Kong, India, Indonesia, Japan, Mexico, the Philippines, Russia, South Africa, Spain, the United Kingdom and Venezuela.

     The principal poultry operations of the Company consists of 58 processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packaging, deboning or further-processing. The total slaughter capacity is approximately 38 million head per week.

     To support the above facilities the Company operates 29 feed mills and 57 broiler hatcheries with sufficient capacity to meet the needs of the poultry growout operations. In addition, the Company has poultry cold storage facilities owned or leased with a capacity of approximately 103.7 million pounds.

     The Company's beef and pork operations consist of six plants with a capacity to process 7.5 million pounds per week, supported by six freezer storage facilities.

     The Company's Mexican food-based products and prepared foods consists of six processing plants supported by four additional freezer storage facilities.

     The Company's seafood operations consist of 32 catching and at-sea processing vessels along with two freighters. The at-sea processing is supported by nine shore-based processing plants, five of which are dedicated to surimi processing.

     The Company's animal feed and pet food processing operations consist of six rendering plants with the capacity to produce 18.5 million pounds of animal protein products per week. Twelve ground pet food processing operations in connection with poultry processing plants are capable of producing 6.9 million pounds of product per week.

     The Company's live swine operations consists of 118 swine farrowing and nursery units and 575 swine finishing units. These swine growout operations are supported by three dedicated feed mills supplemented by the production from the poultry operations' feed mills. In addition, the Company operates a grain drying and two storage facilities in support of its swine feed mill operations.

     The Company owns its major operating facilities and vessels with the following exceptions: three poultry processing plants are leased under agreements expiring in 1996 and 2002 and one poultry emulsified operation facility is leased until 1996, four broiler hatcheries are leased under agreements expiring in 1998, 257 breeder farms are leased under agreements expiring at various dates through 1999, 38 pullet farms and 91 broiler farms are leased under year-to-year leases, four freezer storage facilities are leased under agreements expiring in 1996, 1997, 1998 and 1999, 52 swine farrowing and nursery units and 378 swine finishing units are leased under one to ten year renewable lease agreements and one seafood processing plant is leased under an agreement expiring in 1996.

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

ITEM 3.  LEGAL PROCEEDINGS

     On September 8, 1993, the State of Alaska, after conducting investigations, filed a Complaint for Forfeiture and Damages alleging that certain Arctic Alaska Fisheries Corporation vessels participated in the use of certain fishing gear during 1990, 1991, and 1992. While management is not able at the present time to determine the outcome of these matters, based upon information currently available, management presently believes that the probability is remote that its resolution will have a material adverse effect on the Company's financial position or results of operations.

     On April 13, 1995, a purported shareholder's derivative action was filed by a single shareholder on the Company's behalf in the Court of Chancery of Delaware against the directors and principal shareholders of the Company (the "Action"). The Action alleges that such persons breached their fiduciary duties to the Company as a result of their approval and/or participation in certain transactions in fiscal year 1994 between the Company and various officers and directors or their affiliates, including certain lease, poultry supply, poultry grow-out, wastewater treatment and research and development service arrangements (such transactions being more fully described under the caption "Certain Transactions" in the Company's Proxy Statement for its 1995 Annual Meeting). Additionally, the Action alleges that the compensation and expense reimbursements paid to the Company's Senior Chairman in fiscal year 1994, and the expense reimbursements paid to him in fiscal year 1993, were excessive. The Action seeks various remedies, including (i) voiding of the challenged transactions and an accounting of profits derived therefrom, (ii) damages resulting from the challenged transactions and (iii) costs, expenses and attorney fees. The Company is named as a nominal defendant in the Action, but no claim has been asserted against it.

     On May 10, 1995, the defendants filed a Motion to Dismiss the Action claiming failure by the plaintiff to (i) make a pre-suit demand for action by the directors of the Company, (ii) obtain personal jurisdiction over certain shareholder defendants, and (iii) state a claim upon which relief can be granted. On July 6, 1995, the Court of Chancery entered a stipulated order dismissing the Action without prejudice as to certain of the non-director defendants. The Motion to Dismiss as to the remaining defendants is currently pending before the Court of Chancery. By Stipulation Order of said Court dated October 18, 1995, and pursuant to agreement of the parties, said Motion to Dismiss is being held in abeyance while settlement discussions occur.

     Since the Action purports to be a shareholder's derivative suit, any recovery (except attorneys' fees or other costs and expenses, if allowed) would not be paid to the plaintiff, but rather would be paid directly to the Company. The Company has undertaken to advance certain expenses of the director defendants and, if applicable, may be required to satisfy certain indemnification obligations with respect to such individuals. However, management does not believe that the Action or such indemnification obligations will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Executive Officers of the Company

Officers of the Company serve one year terms from the date of their election, or until their successors are appointed and qualified. The name, title, age and year of initial election of the Company's executive officers are listed below:

                                                                      Year
Name              Title                                       Age    Elected
----              -----                                       ---    -------
Don Tyson         Senior Chairman of the Board of Directors   65     1963

Leland E. Tollett Chairman of the Board of Directors and      58     1966
                  Chief Executive Officer

Donald E. Wray    President and Chief Operating Officer       58     1979

Wayne Britt       Senior Vice President,                      46     1977
                  International Sales, Marketing and
                  Operations

Roy Brown         Senior Vice President,                      43     1993
                  Seafood Division

William Jaycox    Senior Vice President,                      49     1990
                  Human Resources

Gary Johnson      Corporate Controller                        51     1982

Gerald Johnston   Executive Vice President, Finance           53     1972

Dennis Leatherby  Treasurer                                   35     1994

Greg Lee          Executive Vice President, Sales,            48     1993
                  Marketing and Technical Services

David Purtle      Executive Vice President, Operations,       51     1985
                  Transportation and Warehousing

Mary Rush         Secretary and Director of Investor          61     1982
                  Relations

John H. Tyson     President, Beef and Pork Division           42     1984

John H. Tyson is the son of Don Tyson. No other family relationships exist among the above officers. Messrs. Johnson and Johnston have served the Company in essentially the indicated capacities for more than the past five years. Mr. Tyson was appointed Senior Chairman of the Board of Directors in 1995 after serving as Chairman of the Board. Mr. Tollett was appointed Chief Executive Officer and Chairman of the Board of Directors in 1995 after serving as Chief Executive Officer and President since 1991, Vice Chairman of the Board of Directors since 1994, and President and Chief Operating Office since 1983. Mr. Wray was appointed President and Chief Operating Officer in 1995 after serving as Chief Operating Officer since 1991 and Senior Vice President, Sales and Marketing Division since 1985. Mr. Britt was appointed Senior Vice President, International Sales and Marketing in 1994 after serving as Vice President, Wholesale Club Division since 1992 and Vice President, Secretary/Treasurer since 1982. Mr. Brown was appointed Senior Vice President, Seafood Division in 1993 after serving as Vice President, Sales and Marketing, International Division since 1992. Mr. Jaycox was appointed Senior Vice President, Human Resources in 1995 after serving as Group Vice President, Human Resources since 1990. Mr. Leatherby was appointed Treasurer in 1994 after serving as Assistant Treasurer since 1990. Mr. Lee was appointed Executive Vice President, Sales, Marketing and Technical Services in 1995 after serving as Senior Vice President, Sales and Marketing since 1993 and Division Vice President of Foodservice Sales and Marketing since 1988. Mr. Purtle was appointed Executive Vice President, Operations, Transportation and Warehousing in 1995 after serving as Senior Vice President, Operations since 1991 and Group Vice President, Operations since 1985. Ms. Rush was appointed Secretary and Director of Investor Relations in 1992 after serving as Assistant Secretary/Treasurer since 1982. Mr. John H. Tyson was appointed President, Beef and Pork Division in 1993 after serving as Vice President since 1987.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company currently has issued and outstanding two classes of capital stock, Class A Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock"). Information regarding the voting rights and dividend restrictions are set forth on page 33 of the Annual Report under the caption "Capital Stock," which information is incorporated herein by reference.

     On September 30, 1995, there were approximately 35,163 holders of record of the Company's Class A Stock and 24 holders of record of the Company's Class B Stock, excluding holders in the security positions listings held by nominees. The Company's Class A Stock is traded on the Nasdaq stock market's National Market System under the symbol "TYSNA." No public trading market currently exists for the Class B Stock. Information regarding the high and low sales prices of the Company's Class A Stock is set forth in the table on page 41 of the Annual Report under the caption "Price of Company's Common Stock," which information is incorporated herein by reference.

     The Company has paid uninterrupted quarterly dividends on its common stock each year since 1977. On November 20, 1995 the Board of Directors increased the annual dividend rate on Class A Stock to $.12 per share and fixed an annual dividend rate of $.108 per share for the Class B Stock, effective with the quarterly dividend to be paid on December 15, 1995. Prior to that, quarterly dividends were paid at an annual rate of $.08 for Class A Stock and $.0667 for Class B Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     See the information reflected under the caption "Eleven-Year Financial Summary" at pages 20-21 of the Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information reflected under the caption "Management's Discussion and Analysis" at pages 23-25, 27 and 31 of the Annual Report, which information is incorporated herein by reference.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information on pages 22, 26, 28-30, 32-41 and 43 of the Annual Report under the caption "Consolidated Statements of Operations,"
"Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors," which information is incorporated herein by reference. Other financial information is filed under Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to general instruction G(3) of the instructions to Form 10-K, certain information concerning the Company's executive officers is included under the caption "Executive Officers of the Company" in Part I of this Report. See the information set forth under the caption "Executive Compensation and Other Information" in the Proxy Statement, which information is incorporated herein by reference.

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

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a)    The following documents are filed as a part of this report:

            1. The following consolidated financial statements of the registrant included on pages 22, 26, 28-30, 32-41 in the Company's Annual Report for the fiscal year ended
                September 30, 1995 and the Report of Independent Auditors, on page 43 of such Annual Report are incorporated herein by reference. Page references set forth in the index below are to page numbers in Exhibit 13 of this Form 10-K.

                                                                 Pages
          Consolidated Statements of Operations                     37
          for the three years ended September 30, 1995

          Consolidated Balance Sheets at                            42
          September 30, 1995 And October 1, 1994

          Consolidated Statements of Shareholders' Equity        44-45
          for the three years ended September 30, 1995

          Consolidated Statements of Cash Flows                     46
          for the three years ended September 30, 1995

          Notes to Consolidated Financial Statements             48-57

          Report of Independent Auditors                            59

            2. The following additional information for the years 1995, 1994 and 1993 is submitted herewith. Page references are to the consecutively numbered pages of this Report on Form 10-K:

                                                                 Pages
          Report of Independent Auditors                           28

          Schedule VIII - Valuation and Qualifying                 29
          Accounts and Reserves for the three years ended
          September 30, 1995

     All other schedules are omitted because they are neither applicable nor required.

            3.  The exhibits filed with this report are listed in the
                Exhibit Index at the end of this Item 14.

            4. On July 20, 1995, the Company filed a Current Report on Form 8-K related to the offer of medium-term notes due from nine months to thirty years from the date of issuance in the principal amount of up to $350 million.

                               EXHIBIT INDEX

     The following exhibits are filed with this report or are incorporated by reference to previously filed material. Page references are to the cover page preceding each attached Exhibit.

Exhibit No.                                                           Page
-----------                                                           ----
3(a)       Certificate of Incorporation of the Company as
           amended (previously filed as Exhibit 3(a) to the
           Company's Registration Statement on Form S-4
           filed with the Commission on July 8, 1992,
           Commission File No. 33-49368, and incorporated
           herein by reference).

3(b)       Amended and Restated Bylaws of the Company
           (previously filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission
           File No. 0-3400, and incorporated herein by reference).

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

4(b)       Form of 6.75% $150 million Note due June 1, 2005
           (previously filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 1995, Commission File No.
           0-3400, and incorporated herein by reference).

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


4(f) Amended and Restated Note Purchase Agreement, dated June 30, 1993, by and between the Company and various Purchasers as listed in the Purchaser
           Schedule attached to said agreement, together with the following documents:

                      (i) Form of Series A Note

                     (ii) Form of Series D Note

           (previously filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No.
           0-3400, and incorporated herein by reference).

4(g)       Amendment Agreement, dated November 1, 1994, to
           Amended and Restated Note Purchase Agreements, dated June 30, 1993, by and between the Company and various Purchasers as listed in the Purchaser
           Schedule attached to said agreement (previously filed as Exhibit 10(a) to the Company's Quarterly
           Report on Form 10-Q for the period ended December
           31, 1994, Commission File No. 0-3400, and incorporated herein by reference).

4(h)       Amended and Restated Note Agreement, dated June
           30, 1993, by and between the Company and various
           Purchasers as listed in the Purchaser Schedule attached to said agreement, together with the following related documents:

                      (i) Form of Series E Note

                     (ii) Form of Series F Note

                    (iii) Form of Series G Note

           (previously filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No.
           0-3400, and incorporated herein by reference).

4(i)       Amendment Agreement, dated November 1, 1994, to
           Amended and Restated Note Agreement, dated
           June 30, 1993, by and between the Company and various Purchasers as listed in the Purchaser
           Schedule attached to said agreement
           (previously filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994, Commission File
           No. 0-3400, and incorporated herein by
           reference).

10(a) Master Shelf Agreement dated January 13, 1995, between the Company and the Prudential Insurance
           Company of America (previously filed as Exhibit
           10(c) to the Company's Quarterly Report on Form

           10-Q for the period ended December 31, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10(b) First Amended and Restated Credit Agreement, dated May 26, 1995, by and among the Company, as Borrower, The Chase Manhattan Bank N.A., Chemical
           Bank, Cooperative Centrale Raiffeisen
           Boerenleenbank B.A. (Rabobank Nederland), Morgan
           Guaranty Trust Company of New York, National
           Westminister Bank Plc, Nationsbank of Texas,
           N.A., and Societe Generale, as Co-Agents, and
           Bank of America National Trust and Savings
           Association, as Agent (previously filed as Exhibit 4(g) to the Company's Quarterly Report on
           Form 10-Q for the period ended July 1, 1995,
           Commission File No. 0-3400, and incorporated herein by reference).

10(c) Fourth Amended and Restated Credit Agreement, including all exhibits thereto, dated as of May 26, 1995, by and among the Company, as Borrower, The Chase Manhattan Bank N.A., Chemical
           Bank, Cooperative Centrale Raiffeisen-
           Boerenleenbank B.A. (Rabobank Nederland), Morgan
           Guaranty Trust Company of New York, National
           Westminister Bank Plc, Nationsbank of Texas,
           N.A., and Societe Generale, as Co-Agents, and
           Bank of America National Trust and Savings
           Association, as Agent (previously filed as Exhibit 4(f) to the Company's Quarterly Report on
           Form 10-Q for the period ended July 1, 1995,
           Commission File No. 0-3400, and incorporated herein by reference).

10(d)      Issuing and Paying Agency Agreement dated July 1,
           1993, between the Company and Morgan Guaranty
           Trust Company of New York, (previously filed as
           Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

10(e)      Commercial Paper Dealer Agreement dated July 1,
           1993, between the Company and Merrill Lynch Money
           Markets, Inc. (previously filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission
           File No. 0-3400, and incorporated herein by reference).

10(f)      Commercial Paper Dealer Agreement dated July 1,
           1993, between the Company and the First Boston
           Corporation (previously filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File
           No. 0-3400, and incorporated herein by
           reference).

10(g)      Commercial Paper Dealer Agreement dated July 1,
           1993, between the Company and J.P. Morgan
           Securities, Inc. (previously filed as Exhibit
           10(h) to the Company's Quarterly Report on Form
           10-Q for the period ended July 3, 1993,
           Commission File No. 0-3400, and incorporated herein by reference).

10(h)      Commercial Paper Dealer Agreement dated July 1,
           1993, between the Company and Bank of America
           National Trust and Savings Association
           (previously filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No.
           0-3400, and incorporated herein by reference).

10(i)      Commercial Paper Dealer Agreement dated September
           1, 1994, between the Company and Chase
           Securities, Inc. (previously filed as Exhibit
           10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10(j)      Tyson Foods, Inc. Senior Executive Performance
           Bonus Plan adopted November 18, 1994 (previously filed as Exhibit 10(k) to the Company's Annual
           Report on Form 10-K for the fiscal year ended
           October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10(k) Tyson Foods, Inc. Restricted Stock Bonus Plan, effective August 21, 1989, as amended and restated on April 15, 1994; and Amendment to Restricted Stock Bonus Plan effective November
           18, 1994 (previously filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission
           File No. 0-3400, and incorporated herein by reference).

10(l)      Profit Sharing Plan and Trust of Tyson Foods,
           Inc., as amended and restated effective
           April 1, 1987, (previously filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1987, Commission
           File No. 0-3400, and incorporated herein by reference).

10(m) Tyson Foods, Inc. Employee Stock Purchase Plan, effective April 1, 1979, as amended and restated effective November 1, 1986, (previously filed as
           Exhibit 10(b) to the Company's Annual Report on
           Form 10-K for the fiscal year ended October 3, 1987, Commission File No. 0-3400, and incorporated herein by reference).


10(n)      Tyson Foods, Inc. Incentive Stock Option Plan of
           1982, as amended and restated on September 5, 1987, (previously filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1987, Commission
           File No. 0-3400, and incorporated herein by reference).

10(o) Tyson Foods, Inc. Nonstatutory Stock Option Plan, as amended and restated on November 18, 1994, (previously filed as Exhibit 99 to the Company's
           Registration Statement on Form
           S-8 filed with the Commission on January 30, 1995, Commission File No. 33-54716, and incorporated herein by reference).

10(p) Tyson Foods, Inc. Employee Stock Ownership Plan as amended and restated on September 5, 1987, (previously filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1987, Commission
           File No. 0-3400, and incorporated herein by reference).

10(q)      Amended and Restated Employment Agreement dated
           July 1, 1994, between the Company and Don Tyson,
           Senior Chairman of the Board of Directors of the Company (previously filed as Exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission
           File No. 0-3400, and incorporated herein by reference).

10(r) Retirement Savings Plan of Tyson Foods, Inc., qualified under Section 401(k) of the Internal
           Revenue Code, effective October 1, 1987, and
           Trust Agreement related thereto (previously filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1987, Commission File No. 0-3400, and incorporated herein by reference).

10(s) Tyson Employee Retirement Income Savings Plan, as amended and restated effective April 1, 1987, (previously filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1987, Commission
           File No. 0-3400, and incorporated herein by reference).

10(t)      Form of Indemnity Agreement between Tyson Foods,        30-33
           Inc. and its directors and certain of its
           executive officers.

11         Statement Regarding Computation of Earnings Per            34
           Share.


13         Pages 20-43 of the Annual Report to Shareholders        35-61
           for the fiscal year ended September 30, 1995.

21         Subsidiaries of the Company.                               62

23         Consent of Independent Auditors.                           63

27         Financial Data Schedule.                                   64

                                SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TYSON FOODS, INC.

                           By /s/ Gerald Johnston         November 20, 1995
                              -------------------
                              Gerald Johnston
                              Executive Vice President,
                              Finance

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Neely Cassady        Private Investor and          November 20, 1995
--------------------    Arkansas State Senator
Neely Cassady

/s/ Lloyd V. Hackley    President, North Carolina     November 20, 1995
--------------------    Community College System
Lloyd V. Hackley

/s/ Gary Johnson        Corporate Controller          November 20, 1995
--------------------    (Principal Accounting
Gary Johnson            Officer)

/s/Gerald Johnston      Executive Vice President,     November 20, 1995
--------------------    Finance (Principal
Gerald Johnston         Financial Officer)

/s/ Shelby D. Massey    Private Investor              November 20, 1995
--------------------
Shelby D. Massey

/s/ Joe F. Starr        Vice President                November 20, 1995
--------------------
Joe F. Starr

/s/ Leland E. Tollett   Chairman of the Board of      November 20, 1995
---------------------   Directors and Chief
Leland E. Tollett       Executive Officer

/s/ Barbara Tyson       Vice President                November 20, 1995
---------------------
Barbara Tyson

/s/ Don Tyson           Senior Chairman of the        November 20, 1995
---------------------   Board of Directors
Don Tyson

/s/ John H. Tyson       President,                    November 20, 1995
---------------------   Beef and Pork Division
John H. Tyson

/s/ Fred S. Vorsanger   Vice President(Emeritus)      November 20, 1995
---------------------   University of Arkansas
Fred S. Vorsanger       and Private Investor

/s/ Donald E. Wray      President and Chief           November 20, 1995
---------------------   Operating Officer
Donald E. Wray

                     FINANCIAL STATEMENT SCHEDULES

                      REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Tyson Foods, Inc. as of September 30, 1995 and October 1, 1994, and for each of the three years in the period ended September 30, 1995, and have issued our report thereon dated November 13, 1995. Our audits also included the financial statement schedule listed in Item 14(a) in this annual report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ERNST & YOUNG LLP
--------------------
   ERNST & YOUNG LLP
   Little Rock, Arkansas

   November 13, 1995

                             TYSON FOODS, INC.
                              SCHEDULE VIII
              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Three Years Ended September 30, 1995

                           (Dollars in Millions)

                  Balance at  Charged to  Charged                  Balance
                  Beginning   Costs and   to Other  Additions      at End
Description       of Period    Expenses   Accounts (Deductions)   of Period
-----------       ----------  ---------   --------  -----------   ---------

Allowance for
  Doubtful Accounts

1995                $3.3        $1.1          0        ($0.8)        $3.6

1994                $2.6        $1.1          0        ($0.4)        $3.3

1993                $2.5        $1.0          0        ($0.9)        $2.6