Form 10-Q
period 1995-12-30
TYSON FOODS INC
filed 1996-02-09
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 30, 1995
                                    _________________
     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_________________to__________________

     Commission File Number 0-3400

                             TYSON FOODS, INC.
          (Exact name of registrant as specified in its charter)

                 Delaware                           71-0225165
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)

         2210 West Oaklawn Drive, Springdale, Arkansas 72762-6999
           (Address of principal executive offices and zip code)

                              (501) 290-4000
           (Registrant's telephone number, including area code)


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

Class                                 Outstanding December 30, 1995
____________________________________  _____________________________

Class A Common Stock, $.10 Par Value        76,486,392 Shares
Class B Common Stock, $.10 Par Value        68,454,388 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                       PAGE
                                                                       ____
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets
                  December 30, 1995 and September 30, 1995              3-4

                  Consolidated Condensed Statements of Income
                  for the Three Months Ended December 30, 1995 and
                  December 31, 1994                                       5

                  Consolidated Condensed Statements of Cash Flows
                  for the Three Months Ended December 30, 1995 and
                  December 31, 1994                                       6

                  Notes to Consolidated Condensed Financial Statements  7-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        9-11

PART II.  OTHER INFORMATION                                           12-14

SIGNATURES                                                               15

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              TYSON FOODS, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In millions)

                                              (Unaudited)
                                              December 30,    September 30,
ASSETS                                           1995             1995
_______________________________________       ___________     ____________
Current Assets:
  Cash and cash equivalents                     $   24.2        $   33.1
  Accounts receivable                              490.1           494.7
  Inventories:
      Finished and work-in-process                 468.4           417.6
      Live poultry and hogs                        343.2           321.0
      Seafood related products                      62.7            75.1
      Hatchery eggs and feed                        61.4            58.6
      Supplies                                      82.3            77.1
                                                ________        ________
  Total inventories                              1,018.0           949.4
  Other current assets                              39.4            42.6
                                                ________        ________

Total Current Assets                             1,571.7         1,519.8

Net Property, Plant, and Equipment               2,019.8         2,013.5

Excess of Investments over Net Assets Acquired     801.3           808.1

Investments and Other Assets                       104.8           102.9
                                                ________        ________

Total Assets                                    $4,497.6        $4,444.3
                                                ========        ========















The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions except per share data)
                                              (Unaudited)
                                              December 30,    September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY             1995             1995
_______________________________________       ___________     ____________
Current Liabilities:
  Notes payable                                 $   79.9        $   95.2
  Current portion of long-term debt                 76.8           269.0
  Trade accounts payable                           273.4           274.7
  Other accrued liabilities                        225.0           226.9
                                                ________        ________

Total Current Liabilities                          655.1           865.8

Long-Term Debt                                   1,848.1         1,620.5

Deferred Income Taxes                              479.5           479.7

Other Liabilities                                    6.8            10.6

Shareholders' Equity:
  Common stock ($.10 par value):
    Class A-Authorized 900 shares;
      issued 79.7 shares at
      12-30-95 and 9-30-95                           8.0             8.0
    Class B-Authorized 900 shares;
      issued 68.5 shares at
      12-30-95 and 9-30-95                           6.8             6.8
  Capital in excess of par value                   375.5           377.9
  Retained earnings                              1,201.3         1,162.3
  Currency translation adjustment                   (5.1)           (5.2)
                                                ________        ________

                                                 1,586.5         1,549.8
  Less treasury stock, at cost-
     3.2 shares at 12-30-95 and
     3.4 shares at 9-30-95                          75.6            79.2
  Less unamortized deferred compensation             2.8             2.9
                                                ________        ________

Total Shareholders' Equity                       1,508.1         1,467.7
                                                ________        ________

Total Liabilities and Shareholders' Equity      $4,497.6        $4,444.3
                                                ========        ========





The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                                       (Unaudited)
                                                   Three Months Ended
                                                   __________________

                                              December 30,     December 31,
                                                  1995             1994
                                              ___________      ___________
Sales                                           $1,546.8         $1,326.3
Cost of Sales                                    1,279.7          1,057.4
                                                ________         ________
Gross Profit                                       267.1            268.9
Expenses:
  Selling                                          129.2            117.0
  General and administrative                        25.6             30.7
  Amortization                                       6.9              6.5
                                                ________         ________
Operating Income                                   105.4            114.7
Other Expense (Income):
  Interest                                          35.0             25.3
  Foreign currency exchange                         10.7              5.8
  Other                                             (3.1)              .7
                                                ________         ________
Income Before Taxes on Income
  and Minority Interest                             62.8             82.9
Provision for Income Taxes                          23.2             32.1
Minority Interest in Net Loss
  of Consolidated Subsidiary                         3.7              1.4
                                                ________         ________

Net Income                                       $  43.3          $  52.2
                                                 =======          =======

Average Shares Outstanding                         145.4            145.0
                                                   =====            =====

Earnings Per Share                                 $0.30            $0.36
                                                   =====            =====
Cash Dividends Per Share:

  Class A                                         $0.030          $0.0200
                                                  ======          =======

  Class B                                         $0.027          $0.0167
                                                  ======          =======





The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                                          (Unaudited)
                                                      Three Months Ended
                                                      __________________
                                                December 30,   December 31,
                                                   1995           1994
                                                ___________    ___________
Cash Flows from Operating Activities:
  Net income                                        $43.3          $52.2
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation                                     51.4           42.6
    Amortization                                      6.9            6.5
    Deferred income taxes                             (.2)          (3.3)
    Foreign currency exchange loss                   10.7            5.8
    Minority interest                                (3.7)          (1.4)
    Loss on dispositions of property and equipment    1.0            1.1
    Decrease in accounts receivable                   2.9           49.3
    Increase in inventories                         (70.9)          (9.0)
    Decrease in trade accounts payable               (4.5)         (11.1)
    Net change in other current assets and
      liabilities                                     2.3           13.0
                                                   ______         ______
Cash Provided by Operating Activities                39.2          145.7
Cash Flows from Investing Activities:
  Additions to property, plant and equipment        (69.9)         (78.2)
  Proceeds from sale of property, plant and
    equipment                                         1.1            2.0
  Net change in other assets and liabilities          2.0          (24.6)
                                                   ______         ______
Cash Used for Investing Activities                  (66.8)        (100.8)
Cash Flows from Financing Activities:
  Net change in notes payable                       (15.3)         (37.1)
  Proceeds from long-term debt                      334.0           55.7
  Repayments of long-term debt                     (295.0)         (16.3)
  Purchase of treasury shares                        (1.2)         (24.8)
  Other                                              (2.2)           8.4
                                                   ______         ______
Cash Provided by (Used for) Financing Activities     20.3          (14.1)
Effect of Exchange Rate Change on Cash               (1.6)
                                                   ______         ______
Increase(Decrease) in Cash and Cash Equivalents      (8.9)          30.8
Cash and Cash Equivalents at Beginning of Period     33.1           27.0
                                                   ______         ______
Cash and Cash Equivalents at End of Period          $24.2          $57.8
                                                    =====          =====
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                        $28.1          $18.1
    Income taxes                                     $2.5          $31.8

The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended September 30, 1995. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of December 30, 1995 and September 30, 1995, the results of operations and cash flows for the three months ended December 30, 1995 and December 31, 1994. The results of operations and cash flows for the three months ended December 30, 1995 and December 31, 1994, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the December 31, 1994 consolidated condensed financial statements have been reclassified to conform with the December 30, 1995 presentation.

The Notes to Consolidated Financial Statements for the year ended September 30, 1995, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the three months ended December 30, 1995, except as disclosed below.


2.  Contingencies

The Company is involved in various lawsuits and claims made by third parties on an ongoing basis as a result of its day-to-day operations, including the following matter relating to Arctic Alaska Fisheries Corporation ("Arctic"). On September 8, 1993, the State of Alaska (the "State"), after conducting investigations, filed a Complaint for Forfeiture and Damages alleging that certain Arctic vessels participated in the use of certain fishing gear during 1990, 1991, and 1992, all of which arose prior to the Company's acquisition of Arctic. On February 2, 1996, Arctic and the State agreed to settle the matter by Arctic agreeing to make future payments to the State. The total of such payments will not have a material adverse effect on the Company's financial condition or results of operations.


3.  Accounting Change

Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or sale. Impairment losses for assets to be held or used in operations will be based on the excess of the carrying amount of the asset over the asset's fair value. Assets held for disposal, except for discontinued operations, will be carried at the lower of carrying amount or fair value less cost to sell. The effect of adopting SFAS No. 121 was not material.

                             TYSON FOODS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

For the three months ended December 30, 1995, net cash of $39.2 million was provided by all operating activities, consisting of $109.4 million provided by operations offset by $70.2 million used for net changes in receivables, inventories, payables and other items. Finished inventories have increased from 1995 fiscal year-end due to increased grain costs, more volume from expansion and other general inventory increases.

Financing activities provided net cash of $20.3 million, mainly due to additional debt borrowings during the first three months of fiscal 1996. The Company primarily used funds generated from operating and financing activities to fund $69.9 million of property, plant and equipment additions. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities. Additionally, the Company makes a continuing effort to increase efficiencies, reduce overall cost and meet or exceed environmental standards.

At December 30, 1995, working capital was $916.6 million compared to $654 million at 1995 fiscal year-end, an increase of $262.6 million. The current ratio at December 30, 1995 was 2.40 to 1 compared to 1.76 to 1 at September 30, 1995. Working capital and the current ratio have increased since year-end primarily due to increases in inventories and a decrease in current portion of long-term debt. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available.

Long-term debt has increased $227.6 million since September 30, 1995. In October 1995, the Company issued $200 million in medium-term notes, including $50 million in the form of 6.39-6.41% medium-term notes due October 10, 2000 and $150 million in the form of 6.625% medium-term notes due October 17, 2005. Proceeds from these medium-term notes were used to repay a portion of the Company's borrowings under its commercial paper program. At December 30, 1995, long-term debt was 55.1% of total capitalization compared to 52.5% at September 30, 1995.

The Company has unsecured revolving credit facilities totaling $1.5 billion which supports the Company's commercial paper program. The $1 billion facility expires in May 2000. At December 30, 1995, $1 billion was outstanding under this facility consisting of $785 million in commercial paper and $215 million drawn under the revolver. The $500 million facility expires in May 1996. At December 30, 1995, the Company had $499 million available under this revolving credit facility. Additional outstanding long-term debt at December 30, 1995, consisted of $348.2 million of public debt, $297.7 million of institutional notes, $35 million of bank notes and $167.3 million of other indebtedness.

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1996 increased 16.6% over the same quarter of fiscal 1995. This increase was largely due to an increase in consumer poultry sales which increased fiscal 1996 first quarter total sales by 16.3%. The tonnage volume of consumer poultry sales increased 30.6% offset by a decrease in average sales prices of 6.8%. The decrease in average sales prices for consumer poultry is mainly due to the acquisitions in September 1995 of two poultry operations which changed the overall product mix toward more lower priced products. Another contributing factor to the decrease in average sales prices for consumer poultry was the devaluation of the Mexican peso, which substantially lowered average sales prices of the Company's 50.1% owned Mexican poultry subsidiary, Trasgo S.A. de C.V. ("Trasgo").

Beef and pork sales decreased fiscal 1996 first quarter total sales by 3.7% compared to the same quarter of fiscal 1995. The decrease in beef and pork sales was due to a 53.7% decrease in tonnage partially offset by a 38.2% increase in average sales prices. The decrease in tonnage is mainly due to the sale in the fourth quarter of fiscal 1995 of the Company's swine slaughter facility. In addition, the sale of this swine slaughter facility eliminated lower priced fresh pork from the product mix which accounts for the significant increase in average sales prices.

Sales of Mexican food-based products and prepared foods as a group decreased fiscal 1996 first quarter total sales by 0.1%. This decrease was primarily due to a 2.6% decrease in average sales prices as well as a change in product mix, partially offset by a 1.6% increase in tonnage. Seafood sales increased fiscal 1996 first quarter total sales 0.5% due to an 11.3% increase in tonnage and a 2.3% increase in average sales prices. The increase in seafood tonnage is mainly due to acquisitions at the end of the third quarter of fiscal 1995. Although management expects the Company's seafood operations to be profitable in fiscal year 1996, the seafood operations continue to be affected by reduced quotas and other regulations which limit its source of supply. First quarter sales of live swine, animal foods, by-products, and other as a group increased fiscal 1996 first quarter total sales by 3.6% compared to the same quarter of last year.

The increase in cost of goods sold of 21.0% for the first quarter of fiscal 1996 compared to the same quarter of fiscal 1995 was mainly the result of the increase in sales and a significant increase in the cost of grain used in the Company's operations. Increases in the cost of ingredients used in feed for poultry and swine and the ingredients used in Mexican food-based operations are estimated to have increased cost of sales by $45 million during the first quarter of fiscal 1996. Higher ingredient costs are anticipated to continue for a period of time and the effect on the Company's cost of sales will significantly increase as these costs pass through inventories. Therefore, the impact on the second quarter of fiscal 1996 will be significantly greater than the impact on the first quarter of fiscal 1996. The impact of high ingredient costs on the Company's operations is difficult to predict and is dependent upon various factors in the commodity grain market as well as the market for finished products. The Company's emphasis on adding value to its products through further-processing helps to offset a portion of the impact of increased ingredient costs. Further, the Company is making an effort to recover a portion of increased grain costs through increased sales prices. However, because of the current excess supply of poultry and alternative red meats in the market place there can be no assurance that such costs can be passed on to the consumer in the future through higher sales prices. Until such time as ingredient costs subside, results of operations will be negatively impacted. As a percent of sales, cost of sales was 82.7% for the first quarter of fiscal 1996 compared to 79.7% in the first quarter of fiscal 1995.

Operating expenses increased 4.9% for the first quarter of fiscal 1996 over the same quarter of fiscal 1995. While selling expense has increased as sales volume has increased, selling expense as a percent of sales decreased to 8.4% for the first quarter of fiscal 1996 as compared to 8.8% for the first quarter of fiscal 1995. General and administrative expense, as a percent of sales, was 1.7% in the first quarter of fiscal 1996 compared to 2.3% in the same period last year. The reduction in general and administrative expense was primarily the result of a decrease in legal costs and various cost reduction initiatives instituted by management. Amortization expense was 0.4% of sales in the first quarter of fiscal 1996 compared to 0.5% of sales in the first quarter of fiscal 1995.

The devaluation of the Mexican peso adversely affected Trasgo's first three months of fiscal 1996 operating results. The Company's share of Trasgo's net loss for the first three months of fiscal 1996 reduced the Company's consolidated net income by $3.7 million ($0.025 per share). Management can not predict the effect of exchange rates on Trasgo's future operating results.

Interest expense increased 38.3% in the first quarter of fiscal 1996 compared to the same quarter of fiscal 1995. The Company had a higher level of borrowing, mainly to fund acquisitions, which increased the Company's average indebtedness by 39.7% over the same period last year. In addition, the Company's short-term interest rates were approximately 20.1% higher than the same period last year, which raised the weighted average interest rate of all Company debt to 7.5% compared to 7.3% for the same period last year.

The effective income tax rate for the first quarter of fiscal 1996 was 37% compared to 38.7% in the same period of fiscal 1995. In addition to reduced state income taxes, the tax rate was impacted by an adjustment to the liability for deferred income taxes to reflect the Company's current assessment of tax contingencies provided for in prior years.

ENVIRONMENTAL MATTERS

The Company has a strong financial commitment to environmental matters. During the first three months of fiscal 1996 the Company invested approximately $11.7 million in water quality facilities, including capital outlays of $1.8 million to build and upgrade facilities, and $9.9 million for day-to-day operations of waste-water facilities.

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

See Note 2 of Notes to Consolidated Condensed Financial Statements with respect to a contingency related to Arctic.

Item 4.   Submission of Matters to a Vote of Security Holders

The following directors were elected at the annual shareholders' meeting held January 12, 1996:

DIRECTORS                            VOTES FOR           VOTES WITHHELD
_________                            _________           ______________
Neely Cassady                       745,266,220              715,169
Lloyd V. Hackley                    745,244,495              736,894
Shelby Massey                       745,243,285              738,104
Joe F. Starr                        745,286,431              694,958
Leland Tollett                      745,288,650              692,739
Barbara Tyson                       745,286,949              694,440
Don Tyson                           745,287,620              693,769
John H. Tyson                       745,277,609              703,780
Fred S. Vorsanger                   745,262,065              719,324
Donald E. Wray                      745,291,379              690,010

No other items were voted upon at the annual shareholders' meeting or during the quarter ended December 30, 1995.


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended
December 30, 1995.

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

11        Statement Regarding Computation of Per Share Earnings        16

27        Financial Data Schedule

                             TYSON FOODS, INC.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TYSON FOODS, INC.

Date: February 9, 1996       /s/ Gerald Johnston
      ________________       ________________________
                             Gerald Johnston
                             Executive Vice President,
                             Finance

Date: February 9, 1996       /s/ Gary Johnson
      ________________       ________________
                             Gary Johnson
                             Corporate Controller