Form 10-Q
period 1996-03-30
TYSON FOODS INC
filed 1996-05-14
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 30, 1996
                                    ______________
     OR

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

Class                                 Outstanding March 30, 1996
____________________________________  __________________________

Class A Common Stock, $.10 Par Value        76,490,768 Shares
Class B Common Stock, $.10 Par Value        68,454,388 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                       PAGE
                                                                       ____
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets
                  March 30, 1996 and September 30, 1995                 3-4

                  Consolidated Condensed Statements of Income
                  for the Three Months and Six Months Ended
                  March 30, 1996 and April 1, 1995                        5

                  Consolidated Condensed Statements of Cash Flows
                  for the Six Months Ended March 30, 1996 and
                  April 1, 1995                                           6

                  Notes to Consolidated Condensed Financial Statements  7-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        9-12

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                      13

         Item 2.  Changes in Securities                                  13

         Item 3.  Defaults Upon Senior Securities                        13

         Item 4.  Submission of Matters to a Vote of Security Holders    14

         Item 5.  Other Information                                      14

         Item 6.  Exhibits and Reports on Form 8-K                    14-15

SIGNATURES                                                               16

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              TYSON FOODS, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In millions)


                                               (Unaudited)
                                                March  30,    September 30,
ASSETS                                             1996           1995
_______________________________________         __________    ____________
Current Assets:
  Cash and cash equivalents                     $   33.2        $   33.1
  Accounts receivable                              555.7           494.7
  Inventories:
      Finished and work-in-process                 516.2           417.6
      Live poultry and hogs                        349.3           321.0
      Seafood related products                      79.1            75.1
      Hatchery eggs and feed                        67.0            58.6
      Supplies                                      78.4            77.1
                                                ________        ________
  Total inventories                              1,090.0           949.4
  Other current assets                              36.2            42.6
                                                ________        ________

Total Current Assets                             1,715.1         1,519.8

Net Property, Plant, and Equipment               2,011.0         2,013.5

Excess of Investments over Net Assets Acquired     796.7           808.1

Investments and Other Assets                       101.1           102.9
                                                ________        ________

Total Assets                                    $4,623.9        $4,444.3
                                                ========        ========















The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions except per share data)

                                              (Unaudited)
                                                March 30,     September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY              1996            1995
_______________________________________         _________     ____________
Current Liabilities:
  Notes payable                                 $   51.2        $   95.2
  Current portion of long-term debt                218.2           269.0
  Trade accounts payable                           276.2           274.7
  Other accrued liabilities                        224.7           226.9
                                                ________        ________

Total Current Liabilities                          770.3           865.8

Long-Term Debt                                   1,853.4         1,620.5

Deferred Income Taxes                              473.5           479.7

Other Liabilities                                    8.3            10.6

Shareholders' Equity:
  Common stock ($.10 par value):
    Class A-Authorized 900 shares;
      issued 79.7 shares at
      3-30-96 and 9-30-95                            8.0             8.0
    Class B-Authorized 900 shares;
      issued 68.5 shares at
      3-30-96 and 9-30-95                            6.8             6.8
  Capital in excess of par value                   375.4           377.9
  Retained earnings                              1,211.6         1,162.3
  Currency translation adjustment                   (5.1)           (5.2)
                                                ________        ________

                                                 1,596.7         1,549.8
  Less treasury stock, at cost-
     3.2 shares at 3-30-96 and
     3.4 shares at 9-30-95                          75.6            79.2
  Less unamortized deferred compensation             2.7             2.9
                                                ________        ________

Total Shareholders' Equity                       1,518.4         1,467.7
                                                ________        ________

Total Liabilities and Shareholders' Equity      $4,623.9        $4,444.3
                                                ========        ========




The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                (Unaudited)

                                  Three Months Ended     Six Months Ended
                                  __________________     ________________

                                  March 30,   April 1,  March 30,  April 1,
                                    1996        1995      1996       1995
                                  _________   _______   ________   _______
Sales                             $1,587.7   $1,343.1   $3,134.5   $2,669.4
Cost of Sales                      1,358.4    1,073.0    2,638.1    2,130.5
                                   _______    _______    _______    _______
Gross Profit                         229.3      270.1      496.4      538.9
Expenses:
  Selling                            140.1      119.2      269.3      236.2
  General and administrative          27.1       28.8       52.7       59.4
  Amortization                         6.9        6.4       13.8       12.9
                                   _______    _______    _______    _______
Operating Income                      55.2      115.7      160.6      230.4
Other Expense (Income):
  Interest                            33.1       28.1       68.1       53.5
  Foreign currency exchange           (1.7)      14.1        9.0       19.9
  Other                                 .3        1.2       (2.8)       1.8
                                   _______    _______    _______    _______
Income Before Taxes on Income
  and Minority Interest               23.5       72.3       86.3      155.2
Provision for Income Taxes             8.7       27.4       31.9       59.4
Minority Interest in Net Loss(Income)
  of Consolidated Subsidiary           (.4)       5.6        3.3        6.9
                                   _______    _______    _______    _______

Net Income                         $  14.4    $  50.5    $  57.7    $ 102.7
                                   =======    =======    =======    =======

Average Shares Outstanding           145.3      145.0      145.3      145.0
                                     =====      =====      =====      =====

Earnings Per Share                   $0.10      $0.35      $0.40      $0.71
                                     =====      =====      =====      =====
Cash Dividends Per Share:

  Class A                          $0.0300    $0.0200    $0.0600    $0.0400
                                   =======    =======    =======    =======

  Class B                          $0.0270    $0.0167    $0.0540    $0.0334
                                   =======    =======    =======    =======




The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)
                                                     Six Months Ended
                                                     _________________
                                                  March 30,      April 1,
                                                    1996           1995
                                                  _________      ________
Cash Flows from Operating Activities:
  Net income                                      $  57.7        $ 102.7
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation                                    106.0           86.3
    Amortization                                     13.8           12.9
    Deferred income taxes                            (6.2)           3.7
    Foreign currency exchange loss                    9.0           19.9
    Minority interest                                (3.3)          (6.9)
    Loss on dispositions of property and equipment    1.4            3.4
    Decrease in accounts receivable                 (62.6)           1.9
    Increase in inventories                        (142.4)         (74.0)
    Decrease in trade accounts payable               (1.8)         (29.2)
    Net change in other current assets and
      liabilities                                     6.2            1.3
                                                   ______         ______
Cash Provided by Operating Activities               (22.2)         122.0
Cash Flows from Investing Activities:
  Additions to property, plant and equipment       (119.1)        (181.5)
  Proceeds from sale of property, plant and
    equipment                                         5.5            6.2
  Net change in other assets and liabilities          3.5          (15.6)
                                                   ______         ______
Cash Used for Investing Activities                 (110.1)        (190.9)
Cash Flows from Financing Activities:
  Net change in notes payable                       (44.0)          19.4
  Proceeds from long-term debt                      489.3          122.3
  Repayments of long-term debt                     (305.7)         (25.7)
  Purchase of treasury shares                        (1.3)         (26.9)
  Other                                              (6.4)          (2.5)
                                                   ______         ______
Cash Provided by (Used for) Financing Activities    131.9           86.6
Effect of Exchange Rate Change on Cash                 .5           (5.0)
                                                   ______         ______
Increase (Decrease) in Cash and Cash Equivalents       .1           12.7
Cash and Cash Equivalents at Beginning of Period     33.1           27.0
                                                   ______         ______
Cash and Cash Equivalents at End of Period          $33.2          $39.7
                                                    =====          =====
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                        $64.2          $51.9
    Income taxes                                    $39.4          $54.6

The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended September 30, 1995. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions.
These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of March 30, 1996 and September 30, 1995, the results of operations for the three months and six months ended March 30, 1996 and April 1, 1995 and cash flows for the six months ended March 30, 1996 and April 1, 1995. The results of operations for the three months and six months ended March 30, 1996 and April 1, 1995, and cash flows for the six months ended March 30, 1996 and April 1, 1995, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the April 1, 1995 consolidated condensed financial statements have been reclassified to conform with the March 30, 1996 presentation.

The Notes to Consolidated Financial Statements for the year ended September 30, 1995, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the six months ended March 30, 1996, except as disclosed below.

2.   Change in Accounting Principle

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

                             TYSON FOODS, INC.

3.   Stock-Based Compensation

The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"(APB 25).

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"(SFAS 123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share in its annual report as if the fair-value-based method of accounting had been applied. SFAS 123 will be effective for the Company's fiscal year ending September 1997. The Company intends to continue to account for stock-based compensation using the intrinsic value method, and accordingly, this pronouncement will not have an effect on the Company's financial position or results of operations.

                             TYSON FOODS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

For the six months ended March 30, 1996, net cash totaling $22.2 million was used for all operating activities. Operations provided $178.5 million in cash offset by $200.7 million used for net changes in receivables, inventories, payables and other items. Accounts receivable have increased from 1995 fiscal year-end due to increased export sales and an increase in total sales. Finished inventories have increased from 1995 fiscal year-end due to increased grain costs, more volume from expansion and other general inventory increases.

Financing activities provided net cash of $131.9 million, mainly due to additional debt borrowings during the first six months of fiscal 1996. The Company primarily used funds generated from financing activities to fund $119.1 million of property, plant and equipment additions. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities. Additionally, the Company makes a continuing effort to increase efficiencies, reduce overall cost and meet or exceed environmental standards.

At March 30, 1996, working capital was $944.8 million compared to $654 million at 1995 fiscal year-end, an increase of $290.8 million. The current ratio at March 30, 1996 was 2.2 to 1 compared to 1.8 to 1 at September 30, 1995. Working capital and the current ratio have increased since year-end primarily due to increases in accounts receivable and inventories and a decrease in notes payable and current portion of long-term debt. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available. Long-term debt has increased $232.9 million since September 30, 1995. At March 30, 1996, long-term debt was 55% of total capitalization compared to 52.5% at September 30, 1995.

The Company has unsecured revolving credit facilities totaling $1.5 billion which supports the Company's commercial paper program. The $1 billion facility expires in May 2000. At March 30, 1996, $1 billion was outstanding under this facility consisting of $780 million in commercial paper and $220 million drawn under the revolver. The $500 million facility expires in May 1996. At March 30, 1996, the Company had $363.1 million available under this revolving credit facility. Additional outstanding long-term debt at March 30, 1996, consisted of $348.2 million of public debt, $297.7 million of institutional notes, $35 million of bank notes and $172.5 million of other indebtedness.

                             TYSON FOODS, INC.

RESULTS OF OPERATIONS

Record high grain prices had a significant impact on our second quarter earnings. Additionally, earnings were impacted by the oversupply of all meats on the market and the recent uncertainty about sales of chicken to Russia.

Sales for the second quarter of fiscal 1996 increased 18.2% over the same quarter of fiscal 1995. This increase was largely due to an increase in consumer poultry sales which increased fiscal 1996 second quarter total sales by 17.6%. The tonnage volume of consumer poultry sales increased 28.3% offset slightly by a decrease in average sales prices of 3.5%. The decrease in average sales prices for consumer poultry is mainly due to the acquisition in September 1995 of two poultry operations which changed the overall product mix toward more lower priced products.

Beef and pork sales decreased fiscal 1996 second quarter total sales by 3.9% compared to the same quarter of fiscal 1995. The decrease in beef and pork sales was due to a 55.7% decrease in tonnage partially offset by a 31.6% increase in average sales prices. The decrease in tonnage is mainly due to the sale in the fourth quarter of fiscal 1995 of the Company's swine slaughter facility. In addition, the sale of this swine slaughter facility eliminated lower priced fresh pork from the product mix which accounts for the significant increase in average sales prices. On April 24, 1996, the Company announced its intention to sell its beef further-processing operations with plants in Texas and Iowa, as well as its pork further-processing facility in Holland, Michigan. (See Part II. Item 5. Other Information.)

Sales of Mexican food-based products and prepared foods as a group decreased fiscal 1996 second quarter total sales by 0.1%. This decrease was primarily due to a 4.3% decrease in average sales prices as well as a change in product mix, partially offset by a 2.4% increase in tonnage. Seafood sales increased fiscal 1996 second quarter total sales 0.7% due to a 20.3% increase in tonnage offset by a 5.7% decrease in average sales prices. The increase in seafood tonnage is mainly due to acquisitions at the end of the third quarter of fiscal 1995. The seafood operations continue to be affected by reduced quotas and other regulations which limit its source of supply. Second quarter sales of live swine, animal foods, by-products, and other as a group increased fiscal 1996 second quarter total sales by 3.9% compared to the same quarter of last fiscal year.

Sales for the first six months of fiscal 1996 increased 17.4% over the same period of fiscal 1995. This increase was largely due to an increase in consumer poultry sales which increased fiscal 1996 first six months total sales by 17.0%. The tonnage volume of consumer poultry sales increased 29.4% offset somewhat by a decrease in average sales prices of 5.2%. The decrease in average sales prices for consumer poultry is mainly due to the acquisitions in September 1995 of two poultry operations which changed the overall product mix toward more lower priced products. Another contributing factor to the decrease in average sales prices for consumer poultry was the devaluation of the Mexican peso, which substantially lowered average sales prices of the Company's Mexican poultry subsidiary, Trasgo S.A. de C.V. ("Trasgo").

                             TYSON FOODS, INC.

Beef and pork sales decreased fiscal 1996 first six months total sales by 3.9% compared to the same period of fiscal 1995. The decrease in beef and pork sales was due to a 54.6% decrease in tonnage partially offset by a 35.1% increase in average sales prices. The decrease in tonnage is mainly due to the sale in the fourth quarter of fiscal 1995 of the Company's swine slaughter facility. In addition, the sale of this swine slaughter facility eliminated lower priced fresh pork from the product mix which accounts for the significant increase in average sales prices.

Sales of Mexican food-based products and prepared foods as a group decreased fiscal 1996 first six months total sales by 0.1%. This decrease was primarily due to a 3.5% decrease in average sales prices as well as a change in product mix, partially offset by a 2.0% increase in tonnage. Seafood sales increased fiscal 1996 first six months total sales 0.6% due to a 15.8% increase in tonnage partially offset by a 1.8% decrease in average sales prices. The increase in seafood tonnage is mainly due to acquisitions at the end of the third quarter of fiscal 1995. Sales of live swine, animal foods, by-products, and other as a group increased fiscal 1996 first six months total sales by 3.8% compared to the same period of last year.

The increase in cost of goods sold of 26.6% for the second quarter of fiscal 1996 compared to the same quarter of fiscal 1995 was mainly the result of a significant increase in the cost of grain used in the Company's operations. Increases in the cost of ingredients used in feed for poultry and swine and the ingredients used in Mexican food-based operations are estimated to have increased cost of sales by $98 million during the second quarter of fiscal 1996. Higher ingredient costs are anticipated to continue for a period of time and the effect on the Company's cost of sales will continue to be significant as these costs pass through inventories. The impact of high ingredient costs on the Company's operations is difficult to predict and is dependent upon various factors in the commodity grain market as well as the market for finished products. The Company's emphasis on adding value to its products through further-processing helps to offset a portion of the impact of increased ingredient costs. Further, the Company is making an effort to recover a portion of increased grain costs through increased sales prices. However, because of the current excess supply of poultry and alternative red meats in the market place there can be no assurance that such costs can be passed on to the consumer in the future through higher sales prices. As a percent of sales, cost of sales was 85.6% for the second quarter of fiscal 1996 compared to 79.9% in the second quarter of fiscal 1995.

The increase in cost of goods sold of 23.8% for the first six months of fiscal 1996 compared to the same period of fiscal 1995 was mainly the result of the increase in sales and a significant increase in the cost of grain used in the Company's operations. As a percent of sales, cost of sales was 84.2% for the first six months of fiscal 1996 compared to 79.8% in the same period of fiscal 1995.

Operating expenses increased 12.8% for the second quarter of fiscal 1996 over the same quarter of fiscal 1995. While selling expense has increased as sales volume has increased, selling expense as a percent of sales decreased to 8.8% for the second quarter of fiscal 1996 as compared to 8.9% for the second quarter of fiscal 1995. General and administrative expense,

                             TYSON FOODS, INC.

as a percent of sales, was 1.7% in the second quarter of fiscal 1996 compared to 2.1% in the same period last year. The reduction in general and administrative expense was primarily the result of a decrease in legal costs and various cost reduction initiatives instituted by management. Amortization expense was 0.4% of sales in the second quarter of fiscal 1996 compared to 0.5% of sales in the second quarter of fiscal 1995.

Operating expenses increased 8.8% for the first six months of fiscal 1996 over the same period of fiscal 1995. Selling expense as a percent of sales decreased to 8.6% for the first six months of fiscal 1996 as compared to 8.8% for the same period of fiscal 1995. General and administrative expense, as a percent of sales, was 1.7% in the first six months of fiscal 1996 compared to 2.2% in the same period last year. Amortization expense was 0.4% of sales in the first six months of fiscal 1996 compared to 0.5% of sales in the same period of fiscal 1995.

Interest expense increased 17.8% in the second quarter of fiscal 1996 compared to the same quarter of fiscal 1995. The Company had a higher level of borrowing, mainly to fund acquisitions, which increased the Company's average indebtedness by 37.5% over the same period last year. The Company's short-term interest rates were approximately 9.6% lower than the same period last year, which lowered the weighted average interest rate of all Company debt to 7.2% compared to 7.9% for the same period last year.

Interest expense increased 27.3% in the first six months of fiscal 1996 compared to the same period of fiscal 1995. The Company had a higher level of borrowing with the Company's average indebtedness increasing by 35% over the same period last year. The Company's short-term interest rates were approximately 3.7% higher than the same period last year, however the weighted average interest rate of all Company debt decreased to 7.3% compared to 7.5% for the same period last year.

The effective income tax rate for the second quarter and first six months of fiscal 1996 was 37%, compared to 37.9% and 38.3% in the same periods of fiscal 1995. In addition to reduced state income taxes, the tax rate was impacted by an adjustment to the liability for deferred income taxes to reflect the Company's current assessment of tax contingencies provided for in prior years.

Trasgo's results of operations for the second quarter increased the Company's consolidated net income by $0.4 million. The devaluation of the Mexican peso adversely affected Trasgo's first six months of fiscal 1996 operating results. The Company's share of Trasgo's net loss for the first six months of fiscal 1996 reduced the Company's consolidated net income by $3.3 million ($0.02 per share). Management cannot predict the effect of exchange rates on Trasgo's future operating results.

ENVIRONMENTAL MATTERS

The Company has a strong financial commitment to environmental matters. During the first six months of fiscal 1996 the Company invested approximately $22 million in water quality facilities, including capital outlays of $3 million to build and upgrade facilities, and $19 million for day-to-day operations of waste-water facilities.

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


Item 2.    Changes in Securities

           Not Applicable


Item 3.    Defaults Upon Senior Securities

           Not Applicable

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

No other items were voted upon at the annual shareholders' meeting or during the quarter ended March 30, 1996.


Item 5.    Other Information

On April 24, 1996, the Company announced its intention to sell its beef and pork further-processing operations. The beef further-processing operations include four plants located in Harlingen, Texas; Garland, Texas; Sioux Center, Iowa and Orange City, Iowa. The pork further-processing operations include one plant located in Holland, Michigan. The investment banking firm of CS First Boston Corporation was retained as financial advisor to assist the Company in pursuing the sale of these operations. To date no agreement has been reached for the sale of these operations and there can be no assurance if and when a sale will be consummated.


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended
March 30, 1996.

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

10(a)     Retirement Savings Plan of Tyson Foods, Inc. qualified      17-81
          under Section 401(k) of the Internal Revenue Code of
          1986, as amended, originally effective as of October 3, 1987, as amended and restated through January 1, 1993; and Amendment Nos. 1-5 thereto.

10(b)     Profit Sharing Plan and Trust of Tyson Foods, Inc.,        82-107
          as amended and restated through April 1, 1993;
          Amendment No. 1 thereto, effective April 1, 1995;
          and terminating resolution, effective March 31, 1996.

10(c)     Tyson Foods, Inc. Employee Stock Ownership Plan, as       108-138
          amended and restated through April 1, 1993; and terminating resolution, effective March 31, 1996.

10(d)     Tyson Foods, Inc. Employee Stock Purchase Plan, as        139-151
          amended and restated through April 1, 1993; and Amendment Nos. 1 and 2 thereto, effective
          April 1, 1996.

10(e)     Executive Savings Plan of Tyson Foods, Inc.               152-166
          effective April 1, 1991; and Amendment No. 1 thereto, effective April 1, 1996.

11        Statement Regarding Computation of Per Share Earnings     167-168

27        Financial Data Schedule

                             TYSON FOODS, INC.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TYSON FOODS, INC.

Date: May 13, 1996           /s/ Gerald Johnston
      ____________           ________________________
                             Gerald Johnston
                             Executive Vice President,
                             Finance

Date: May 13, 1996           /s/ James G. Ennis
      ____________           __________________
                             James G. Ennis
                             Corporate Controller