Form 10-Q
period 1996-06-29
TYSON FOODS INC
filed 1996-08-09
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 29, 1996

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from___________________to_________________

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

          Yes   X         No
               ---            ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding June 29, 1996
- ------------------------------------         -------------------------
Class A Common Stock, $.10 Par Value             76,495,057 Shares
Class B Common Stock, $.10 Par Value             68,453,876 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                      PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          June 29, 1996 and September 30, 1995                         3-4

          Consolidated Condensed Statements of Income
          for the Three Months and Nine Months Ended
          June 29, 1996 and July 1, 1995                                 5

          Consolidated Condensed Statements of Cash Flows
          for the Nine Months Ended June 29, 1996 and July 1, 1995       6

          Notes to Consolidated Condensed Financial Statements         7-8

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    9-13

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                         13

     Item 2.  Changes in Securities                                     13

     Item 3.  Defaults Upon Senior Securities                           13

     Item 4.  Submission of Matters to a Vote of Security Holders       13

     Item 5.  Other Information                                         13

     Item 6.  Exhibits and Reports on Form 8-K                       13-14

SIGNATURES                                                              15

                             TYSON FOODS, INC.

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In millions)


                                             (Unaudited)
                                               June 29,     September 30,
ASSETS                                           1996           1995
_______________________________________      ___________    ____________
Current Assets:
     Cash and cash equivalents                 $17.6            $33.1
     Accounts receivable                       582.3            494.7
     Inventories:
         Finished and work-in-process          495.9            417.6
         Live poultry and hogs                 357.9            321.0
         Seafood related products               66.6             75.1
         Hatchery eggs and feed                 65.9             58.6
         Supplies                               74.1             77.1
                                             _______          _______
     Total inventories                       1,060.4            949.4
     Other current assets                       29.2             42.6
                                             _______          _______
Total Current Assets                         1,689.5          1,519.8

Net Property, Plant, and Equipment           1,956.7          2,013.5

Excess of Investments over
     Net Assets Acquired                       795.0            808.1

Investments and Other Assets                   121.4            102.9
                                            ________         ________
                                            $4,562.6         $4,444.3
                                            ========         ========













The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions except per share data)

                                             (Unaudited)
                                               June 29,     September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY             1996           1995
_________________________________________    __________     ____________
Current Liabilities:
     Notes payable                              $70.6           $95.2
     Current portion of long-term debt          184.6           269.0
     Trade accounts payable                     280.4           274.7
     Other accrued liabilities                  220.2           226.9
                                              _______         _______
Total Current Liabilities                       755.8           865.8

Long-Term Debt                                1,791.1         1,620.5

Deferred Income Taxes                           482.2           479.7

Other Liabilities                                 3.4            10.6

Shareholders' Equity:
  Common stock ($.10 par value):
   Class A-Authorized 900 shares;
     issued 79.7 shares at
     6-29-96 and 9-30-95                          8.0             8.0
   Class B-Authorized 900 shares;
     issued 68.5 shares at
     6-29-96 and 9-30-95                          6.8             6.8
  Capital in excess of par value                375.4           377.9
  Retained earnings                           1,222.0         1,162.3
  Currency translation adjustment                (3.9)           (5.2)
                                              _______         _______
                                              1,608.3         1,549.8
Less treasury stock, at cost-
  3.2 shares at 6-29-96 and
  3.4 shares at 9-30-95                          75.5            79.2
Less unamortized deferred compensation            2.7             2.9
                                             ________        ________
Total Shareholders' Equity                    1,530.1         1,467.7
                                             ________        ________
Total Liabilities and Shareholders' Equity   $4,562.6        $4,444.3
                                             ========        ========








The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                (Unaudited)

                                   Three Months Ended  Nine Months Ended
                                   __________________  _________________

                                   June 29,   July 1,  June 29,   July 1,
                                     1996      1995      1996      1995
                                   _______    ______   _______    ______
Sales                             $1,628.2  $1,362.3  $4,762.7  $4,031.7
Cost of Sales                      1,398.9   1,094.5   4,037.0   3,225.0
                                  ________  ________  ________  ________
Gross Profit                         229.3     267.8     725.7     806.7
Expenses:
  Selling                            141.0     115.6     410.3     351.8
  General and administrative          25.0      25.4      77.7      84.8
  Amortization                         6.9       6.4      20.7      19.3
                                   _______   _______   _______   _______
Operating Income                      56.4     120.4     217.0     350.8
Other Expense (Income):
  Interest                            32.9      30.5     101.0      84.0
  Foreign currency exchange                     (4.1)      9.0      15.8
  Other                                0.3      (0.5)     (2.5)      1.3
                                   _______   _______   _______   _______
Income Before Taxes on Income
  and Minority Interest               23.2      94.5     109.5     249.7
Provision for Income Taxes             8.6      35.9      40.5      95.3
Minority Interest in Net (Income)
  Loss of Consolidated Subsidiary               (0.9)      3.3       6.0
                                   _______   _______   _______   _______
Net Income                           $14.6     $57.7     $72.3    $160.4
                                   =======   =======   =======   =======
Average Shares Outstanding           145.3     145.1     145.3     144.7
                                   =======   =======   =======   =======
Earnings Per Share                   $0.10     $0.40     $0.50     $1.11
                                   =======   =======   =======   =======
Cash Dividends Per Share:
  Class A                          $0.0300   $0.0200   $0.0900   $0.0600
                                   =======   =======   =======   =======
  Class B                          $0.0270   $0.0167   $0.0810   $0.0501
                                   =======   =======   =======   =======









The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                                          (Unaudited)
                                                       Nine Months Ended

                                                       June 29,   July 1,
                                                         1996      1995
                                                       _______    _______
Cash Flows from Operating Activities:
  Net income                                             $72.3     $160.4
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation                                         159.1      130.9
    Amortization                                          20.7       19.3
    Deferred income taxes                                 (2.5)       4.7
    Foreign currency exchange loss                         9.0       15.8
    Minority interest                                     (3.3)      (5.5)
    Loss on dispositions of property and equipment         3.2        5.1
    (Increase)decrease in accounts receivable           (102.1)      10.3
    Increase in inventories                             (128.3)     (93.5)
    Increase(decrease) in trade accounts payable           5.9      (19.9)
    Net change in other current assets and liabilities     8.9       37.4
                                                        ______     ______
Cash Provided by Operating Activities                     42.9      265.0
Cash Flows from Investing Activities:
  Net cash paid for acquisitions                                    (48.0)
  Additions to property, plant and equipment            (167.0)    (270.6)
  Proceeds from sale of property, plant and equipment      8.9       14.8
  Net change in other assets and liabilities             (27.0)     (32.0)
                                                        ______     ______
Cash Used for Investing Activities                      (185.1)    (335.8)
Cash Flows from Financing Activities:
  Net change in notes payable                            (24.6)     (25.9)
  Proceeds from long-term debt                           489.3      272.4
  Repayments of long-term debt                          (325.2)    (135.1)
  Purchase of treasury shares                             (1.3)     (31.1)
  Other                                                  (12.0)       0.5
                                                        ______     ______
Cash Provided by Financing Activities                    126.2       80.8
Effect of Exchange Rate Change on Cash                      .5       (4.2)
                                                        ______     ______
Increase (Decrease) in Cash and Cash Equivalents         (15.5)       5.8
Cash and Cash Equivalents at Beginning of Period          33.1       27.0
                                                        ______     ______
Cash and Cash Equivalents at End of Period               $17.6      $32.8
                                                        ======     ======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                             $95.2      $73.8
    Income taxes                                         $40.9      $61.2

The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended September 30, 1995. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of June 29, 1996 and September 30, 1995, the results of operations for the three months and nine months ended June 29, 1996 and July 1, 1995 and cash flows for the nine months ended June 29, 1996 and July 1, 1995. The results of operations for the three months and nine months ended June 29, 1996 and July 1, 1995, and cash flows for the nine months ended June 29, 1996 and July 1, 1995, are not necessarily indicative of the results to be expected for the full year.

The Notes to Consolidated Financial Statements for the year ended September 30, 1995, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the nine months ended June 29, 1996, except as disclosed below.

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

                             TYSON FOODS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

For the nine months ended June 29, 1996, net cash totaling $42.9 million was provided by all operating activities. Operations provided $258.5 million in cash offset by $215.6 million used for net changes in receivables, inventories, payables and other items. Accounts receivable have increased from 1995 fiscal year-end due to increased export sales and an increase in total sales. Finished inventories have increased from 1995 fiscal year-end due to increased grain costs, more volume from expansion and other general inventory increases.

Financing activities provided net cash of $126.2 million, mainly due to additional debt borrowings during the nine months of fiscal 1996. The Company primarily used funds generated from financing activities and operations to fund $167.0 million of property, plant and equipment additions. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities. Additionally, the Company makes a continuing effort to increase efficiencies, reduce overall cost and meet or exceed environmental standards.

At June 29, 1996, working capital was $933.7 million compared to $654 million at 1995 fiscal year-end, an increase of $279.7 million. The current ratio at June 29, 1996 was 2.2 to 1 compared to 1.8 to 1 at September 30, 1995. Working capital and the current ratio have increased since year-end primarily due to increases in accounts receivable and inventories and decreases in notes payable and current portion of long-term debt. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available. Long-term debt has increased $170.6 million since September 30, 1995. At June 29, 1996, long-term debt was 53.9% of total capitalization compared to 52.5% at September 30, 1995.

The Company has unsecured revolving credit facilities totaling $1.5 billion which support the Company's commercial paper program. In May 1996, the maturity date of the $1 billion facility was extended to May 2001 and the maturity date of the $500 million facility was extended to May 1997. At June 29, 1996, $1 billion was outstanding under the $1 billion facility consisting of $835 million in commercial paper and $165 million drawn under the revolver. At June 29, 1996, the Company had $376.9 million available under the $500 million facility. Additional outstanding long-term debt at June 29, 1996, consisted of $348.2 million of public debt, $297.7 million of institutional notes and $145.2 million of other indebtedness.

                             TYSON FOODS, INC.

RESULTS OF OPERATIONS

Record high grain prices had a significant impact on third quarter and nine months earnings. Additionally, earnings were impacted by the oversupply of competing meats on the market.

Sales for the third quarter of fiscal 1996 increased 19.5% over the same quarter of fiscal 1995. This increase was largely due to an increase in consumer poultry sales which increased fiscal 1996 third quarter total sales by 17.6%. The tonnage volume of consumer poultry sales increased 27.0% offset slightly by a decrease in average sales prices of 3.1%. The increase in tonnage volume and the decrease in average sales prices for consumer poultry is mainly due to the acquisition in September 1995 of two poultry operations which changed the overall product mix toward lower priced products.

Beef and pork sales decreased fiscal 1996 third quarter total sales by 3.5% compared to the same quarter of fiscal 1995. The decrease in beef and pork sales was due to a 52.0% decrease in tonnage partially offset by a 26.8% increase in average sales prices. The decrease in tonnage is mainly due to the sale in the fourth quarter of fiscal 1995 of the Company's swine slaughter facility. In addition, the sale of this swine slaughter facility eliminated lower priced fresh pork from the product mix which accounts for the significant increase in average sales prices. On April 24, 1996, the Company announced its intention to sell its beef further-processing operations with plants in Texas and Iowa, as well as its pork further-processing facility in Holland, Michigan. (See Part II. Item 5. Other Information.)

Sales of Mexican food-based products and prepared foods as a group decreased fiscal 1996 third quarter total sales by 0.5%. This decrease was primarily due to a 4.6% decrease in average sales prices as well as a change in product mix, and a 3.1% decrease in tonnage. Seafood sales increased fiscal 1996 third quarter total sales 1.5% due to a 34.1% increase in tonnage and a 1.5% increase in average sales prices. The increase in seafood tonnage is mainly due to acquisitions at the end of the third quarter of fiscal 1995. The seafood operations continue to be affected by the availability of some species of fish as well as reduced pricing on some products and other regulations which limit its source of supply. Management previously expected a net contribution in fiscal 1996 from the Company's seafood operations. However, the nine month results have not met management's expectations and the results for the 1996 fiscal year likewise will not meet management's expectation of being profitable. Third quarter sales of live swine, animal foods, by-products, and other as a group increased fiscal 1996 third quarter total sales by 4.4% compared to the same quarter of fiscal 1995. Sales of live swine accounts for 72.2% of the increase in this group due to the sale in the fourth quarter of fiscal 1995 of the Company's swine slaughter facility located in Marshall, Missouri.

Sales for the nine months of fiscal 1996 increased 18.1% over the same period of fiscal 1995. This increase was largely due to an increase in consumer poultry sales which increased fiscal 1996 nine months total sales by 17.2%. The tonnage volume of consumer poultry sales increased 28.6%

                             TYSON FOODS, INC.

offset somewhat by a decrease in average sales prices of 4.4%. The increase in tonnage volume and the decrease in average sales prices for consumer poultry is mainly due to the acquisitions in September 1995 of two poultry operations which changed the overall product mix toward lower priced products.

Beef and pork sales decreased fiscal 1996 nine months total sales by 3.7% compared to the same period of fiscal 1995. The decrease in beef and pork sales was due to a 53.8% decrease in tonnage partially offset by a 32.4% increase in average sales prices. The decrease in tonnage is mainly due to the sale in the fourth quarter of fiscal 1995 of the Company's swine slaughter facility. In addition, the sale of this swine slaughter facility eliminated lower priced fresh pork from the product mix which accounts for the significant increase in average sales prices.

Sales of Mexican food-based products and prepared foods as a group decreased fiscal 1996 nine months total sales by 0.3%. This decrease was primarily due to a 3.8% decrease in average sales prices as well as a change in product mix, partially offset by a 0.2% increase in tonnage. Seafood sales increased fiscal 1996 nine months total sales 0.9% due to a 22.7% increase in tonnage partially offset by a 1.4% decrease in average sales prices. The increase in seafood tonnage is mainly due to acquisitions at the end of the third quarter of fiscal 1995. Sales of live swine, animal foods, by-products, and other as a group increased fiscal 1996 nine months total sales by 4.0% compared to the same period of fiscal 1995. Sales of live swine accounts for 76.7% of the increase in this group due to the sale in the fourth quarter of fiscal 1995 of the Company's swine slaughter facility located in Marshall, Missouri.

The increase in cost of goods sold of 27.8% for the third quarter of fiscal 1996 compared to the same quarter of fiscal 1995 was mainly the result of a significant increase in the cost of grain used in the Company's operations. Increases in the cost of ingredients used in feed for poultry and swine and the ingredients used in Mexican food-based operations are estimated to have increased cost of sales by $129 million during the third quarter of fiscal 1996. Higher ingredient costs are anticipated to continue for a period of time and the effect on the Company's cost of sales will continue to be significant as these costs pass through inventories. The impact of high ingredient costs on the Company's operations is difficult to predict and is dependent upon various factors in the commodity grain market as well as the market for finished products. The Company's emphasis on adding value to its products through further-processing helps to offset a portion of the impact of increased ingredient costs. Further, the Company is making an effort to recover a portion of increased grain costs through increased sales prices. However, because of the current excess supply of poultry and alternative red meats in the market place there can be no assurance that such costs can be passed on to the consumer in the near future through higher sales prices. As a percent of sales, cost of sales was 85.9% for the third quarter of fiscal 1996 compared to 80.3% in the third quarter of fiscal 1995.

The increase in cost of goods sold of 25.2% for the nine months of fiscal 1996 compared to the same period of fiscal 1995 was mainly the result of the increase in sales and a significant increase in the cost of grain used in the Company's operations. Increases in the cost of ingredients used in

                             TYSON FOODS, INC.

feed for poultry and swine and the ingredients used in Mexican food-based operations are estimated to have increased cost of sales by $272 million during the nine months of fiscal 1996. As a percent of sales, cost of sales was 84.8% for the nine months of fiscal 1996 compared to 80% in the same period of fiscal 1995.

Operating expenses increased 17.3% for the third quarter of fiscal 1996 over the same quarter of fiscal 1995. Selling expense, as a percent of sales, increased to 8.7% for the third quarter of fiscal 1996 as compared to 8.5% for the third quarter of fiscal 1995. General and administrative expense, as a percent of sales, was 1.5% in the third quarter of fiscal 1996 compared to 1.9% in the same period last year. The reduction in general and administrative expense was primarily the result of a decrease in legal costs and various cost reduction initiatives instituted by management. Amortization expense was 0.4% of sales in the third quarter of fiscal 1996 compared to 0.5% of sales in the third quarter of fiscal 1995.

Operating expenses increased 11.6% for the nine months of fiscal 1996 over the same period of fiscal 1995. Selling expense, as a percent of sales, decreased to 8.6% for the nine months of fiscal 1996 as compared to 8.7% for the same period of fiscal 1995. General and administrative expense, as a percent of sales, was 1.6% in the nine months of fiscal 1996 compared to 2.1% in the same period last year. Amortization expense was 0.4% of sales in the nine months of fiscal 1996 compared to 0.5% of sales in the same period of fiscal 1995.

Interest expense increased 7.9% for the third quarter of fiscal 1996 compared to the same quarter of fiscal 1995. The Company had a higher level of borrowing, mainly to fund acquisitions, which increased the Company's average indebtedness by 31.7% over the same period last year. The Company's short-term interest rates were approximately 14.7% lower than the same period last year, which lowered the weighted average interest rate of all Company debt to 6.8% compared to 8.0% for the same period last year.

Interest expense increased 20.2% for the nine months of fiscal 1996 compared to the same period of fiscal 1995. The Company had a higher level of borrowing with the Company's average indebtedness increasing by 36.0% over the same period last year. The Company's short-term interest rates were approximately 1.8% lower than the same period last year, which lowered the weighted average interest rate of all Company debt to 7.0% compared to 7.7% for the same period last year.

The effective income tax rate for the third quarter and nine months of fiscal 1996 was 37.1% and 37.0%, respectively, compared to 38.0% and 38.2% in the same periods of fiscal 1995. In addition to reduced state income taxes, the tax rate was impacted by an adjustment to the liability for deferred income taxes to reflect the Company's current assessment of tax contingencies provided for in prior years.

Trasgo's results of operations for the third quarter increased the Company's net income by $0.8 million. The devaluation of the Mexican peso adversely affected Trasgo's nine months of fiscal 1996 operating results. The Company's share of Trasgo's net loss for the nine months of fiscal 1996 reduced the Company's net income by $2.5 million ($0.02 per share). Management cannot predict the effect of exchange rates on Trasgo's future operating results.

                             TYSON FOODS, INC.

ENVIRONMENTAL MATTERS

The Company has a strong financial commitment to environmental matters. During the nine months of fiscal 1996 the Company invested approximately $33.5 million in water quality facilities, including capital outlays of $4.6 million to build and upgrade facilities, and $28.9 million for day-to-day operations of waste-water facilities.


                        PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           Not Applicable

Item 2.    Changes in Securities

           Not Applicable

Item 3.    Defaults Upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           Not Applicable

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

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended
June 29, 1996.

                             TYSON FOODS, INC.

                               EXHIBIT INDEX


The following exhibits are filed with this report.

Exhibit No.                                                           Page
_________                                                             ____
3(a) Certificate of Incorporation of the Company as amended
     (previously filed as Exhibit 3(a) to the Company's
     Registration Statement on Form S-4 filed with the
     Commission on July 8, 1992, Commission File No. 33-49368,
     and incorporated herein by reference).

3(b) Amended and Restated Bylaws of the Company (previously filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

4(a) Amendment No. 1 to First Amended and Restated Credit            16-36
     Agreement, dated as of May 24, 1996, by and among the
     Company, as Borrower, the banks party thereto, The Chase
     Manhatten Bank, N.A., Chemical Bank, Cooperative Centrale
     Raiffeisen-Boerenleenbank, B.A. (Rabobank Nederland), Morgan
     Guaranty Trust Company of New York, National Westminister
     Bank Plc, Nationsbank of Texas, N.A., and Societe Generale
     as Co-Agents, and Bank of America National Trust and Savings
     Association, as Agent.

4(b) Amendment No. 1 to Fourth Amended and Restated Credit           37-57
     Agreement, dated as of May 24, 1996, by and among the
     Company, as Borrower, the banks party thereto, The Chase
     Manhattan Bank, N.A., Chemical Bank, Cooperative Centrale
     Raiffeisen-Boerenleenbank, B.A.(Rabobank Nederland), Morgan
     Guaranty Trust Company of New York, National Westminister
     Bank Plc, Nationsbank of Texas, N.A., and Societe Generale
     as Co-Agents, and Bank of America National Trust and Savings
     Association, as Agent.

11   Statement Regarding Computation of Per Share Earnings           58-59

27   Financial Data Schedule


                             TYSON FOODS, INC.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TYSON FOODS, INC.

Date:     August 9, 1996           /s/ Wayne Britt
                                   -------------------------
                                   Wayne Britt
                                   Executive Vice President,
                                   Finance

Date:     August 9, 1996           /s/ James G. Ennis
                                   -------------------------
                                   James G. Ennis
                                   Corporate Controller