Form 10-K405
period 1996-09-28
TYSON FOODS INC
filed 1996-12-16
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended September 28, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

On September 28, 1996, the aggregate market value of the Class A
Common and Class B Common voting stock held by non-affiliates of the registrant was $1,884,943,737 and $1,287,954 respectively.

On September 28, 1996, there were outstanding 76,505,849 shares of the registrants Class A Common Stock, $.10 par value, and 68,446,742 shares of its Class B Common Stock, $.10 par value.


                            Page 1 of 88 Pages
             The Exhibit Index appears on pages 19 through 24

                    DOCUMENTS INCORPORATED BY REFERENCE

The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of the Form 10-K: (i) pages 26-48 of registrant's Annual Report to Shareholders for fiscal year ended September 28, 1996 (the "Annual Report") which are filed as Exhibit 13 to this Form 10-K and (ii) the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held January 10, 1997 (the "Proxy Statement").

                                  PART I

     Item 1.  Business


          Pages 29, 30, 33 and 35 of registrant's Annual Report under the caption "Management's Discussion and Analysis."


                                  PART II


     Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters

          Pages 37 and 48 of the Annual Report under the caption
     "Capital Stock" and "Price of Company's Common Stock."


     Item 6.  Selected Financial Data

          Pages 26-27 of the Annual Report under the caption "Eleven-Year Financial Summary."


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Pages 29, 30, 33 and 35 of the Annual Report under the caption "Management's Discussion and Analysis."

     Item 8.  Financial Statements and Supplementary Data

          Pages 28, 31, 32, 34, 36-44 and 46 of the Annual Report under the captions "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors."

                                 Part III

     Item 10.  Directors and Executive Officers of the Registrant

          The information set forth under the caption "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.


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

                                  PART I
ITEM 1.  BUSINESS

General

     Tyson Foods, Inc. and its various subsidiaries (collectively, the "Company") produce, market and distribute a variety of food products consisting of value-enhanced poultry; fresh and frozen poultry; value-enhanced seafood products; fresh and frozen seafood products and Mexican Original products such as flour and corn tortillas and chips. Additionally, the Company has live swine, animal feed and pet food operations. The Company's integrated operations consist of breeding and rearing chickens, harvesting seafood, as well as the processing, further-processing and marketing of these food products. The Company's products are marketed and sold to national and regional grocery chains, regional grocery wholesalers, clubs and warehouse stores, military commissaries, industrial food processing companies, national and regional chain restaurants or their distributors, international export companies and domestic distributors who service restaurants, foodservice operations such as plant and school cafeterias, convenience stores, hospitals and other vendors. Sales are made by the Company's sales staffs located in Springdale, Arkansas, in regions throughout the United States and in several foreign countries. Additionally, sales to the military and a portion of sales to international markets are made through independent brokers and trading companies. The Company conducts the major portion of its business activities on a vertically integrated basis and considers its business to be one industry segment, that of "food products." The Company commenced business in 1935, was incorporated in Arkansas in 1947, and was reincorporated in Delaware in 1986.

Description

     Originally, the Company was a producer and distributor of fresh chicken. The Company developed a strategy to reduce the impact of the commodity market of the fresh chicken business through value-enhancement. As the industry leader in value-enhanced poultry products, the Company utilizes national and regional advertising, special promotions and brand identification, and meets the varying demands of its customers through capital expenditures and strategic acquisitions. With further-processed poultry products, grain costs as a percentage of total product costs are reduced because of the value added to the products by cutting, deboning, cooking, packaging or freezing the poultry.

     The Company's integrated poultry processes include genetic research, breeding, hatching, rearing, ingredient procurement, feed milling, veterinary and other technical services, and related transportation and delivery services. The Company contracts with independent growers to maintain the Company's flocks of breeder chicks which, when grown, lay the eggs which the Company transfers to its hatcheries and hatch into broiler chicks. Newly hatched broiler chicks are vaccinated and are then delivered to independent contract growers who care for and feed the broiler chicks until they reach processing weight, usually from the end of the fourth to the eighth week. During the broiler growout period, the Company provides growers with feed, vitamins and medication for the broilers, if needed, as well as supervisory and technical services. The broilers are then transported by the Company to its nearby processing plants. The Company processed approximately 5.5 billion pounds of consumer poultry during fiscal 1996.

     The Company's farrow to finish swine operations, which include genetic and nutritional research, breeding, farrowing and feeder pig finishing and the marketing of live swine to regional and national packers, are conducted in Arkansas, North Carolina, Oklahoma, Missouri and Alabama. The Company sold approximately 1.6 million head of market weight live swine in fiscal 1996. In addition to its live swine operations, the Company historically was engaged in the further-processing of beef and pork. The Company processed approximately 233 million pounds of consumer beef and pork during fiscal 1996. On April 24, 1996, the Company announced plans to sell its beef and pork further-processing operations. The beef further-processing operations included plants located in Harlingen, Texas; Garland, Texas; Sioux Center and Orange City, Iowa. The pork further-processing operations consisted of one plant located in Holland, Michigan. On November 25, 1996, the Company sold its beef further-processing operations. Additionally, on December 13, 1996 the Company closed its pork further-processing plant and anticipates that it will be sold in 1997. Accordingly, the assets of these operations have been classified as a current asset at September 28, 1996. The net proceeds from the dispositions will collectively exceed the current carrying values. The Company intends to use net proceeds from the sale of these operations primarily to fund capital expenditures and reduce debt.

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

The Company's Mexican Original operations produce flour and corn tortilla products for Mexican restaurants and other major customers.

The Company's by-products operations convert inedible poultry by-products into high-grade pet food and animal feed.

Sources of Revenue

     The principal revenue sources of the Company included value-enhanced poultry products, fresh and frozen poultry products, value-enhanced beef and pork products, Mexican Original products, frozen dinner products, seafood products, live swine and related operations, animal foods, by-products, and other miscellaneous products. The following table sets forth the relative sources of the Company's revenues for the last three fiscal years.

                                      For Fiscal Year Ended
                                      ---------------------
                                        1996   1995   1994
                                        ----   ----   ----
Consumer poultry products:
  Value-enhanced poultry            (1)  63%    64%    65%
  Basic poultry                     (2)  15     11     10
                                        ---    ---    ---
Total consumer poultry                   78     75     75
Beef and pork                       (3)   5      9     11
Mexican Original products
  and other prepared foods          (4)   5      7      5
Seafood                             (5)   5      5      5
Animal foods, by-products,
  live swine and other                    7      4      4
                                        ---    ---    ---
Total                                   100%   100%   100%


(1) Includes products such as chicken patties and nuggets, pre-cooked chicken, individually-quick-frozen chicken segments, pre-packaged and pre-priced poultry, Cornish game hens and other poultry products to which certain processes are added to enhance its value to the Company's customers.

(2) Includes fresh and frozen poultry products sold without value enhancements. The increase in this category for fiscal 1996 results from the acquisition of the U.S. broiler business of Cargill, Incorporated and McCarty Farms, Inc., in September 1995.

(3) Included value-enhanced beef and pork products such as portion controlled steaks, chops and roasts, ground beef, chicken-fried steaks, meatloaf, hams, bacon and sausages. The previously described sale of the beef further-processing operations and closure of the pork further-processing operations will result in a discontinuance of these products during the first quarter of fiscal 1997.

(4) Includes flour and corn tortillas, corn chips, taco shells and filled tortilla specialty items; premium frozen dinners and other specialty items.

(5) Includes surimi-based products as well as breaded and battered seafood, fillets and crab.

Marketing and Distribution

     The Company seeks to develop and increase the demand for and market share of a product or product line through concentrated national and local advertising and other promotional efforts stressing product quality and brand identification and meeting specific customer requirements. The Company's principal marketing strategy is to identify target markets for value-enhanced food products consisting primarily of poultry, Mexican Original and seafood. The Company concentrates production, sales and marketing efforts in order to appeal to and enhance the demand from those markets. The Company utilizes its national distribution system and customer support services to achieve a dominant market position for its products and identifies distinct markets through trade and consumer research.

     The Company's nationwide distribution system utilizes a network of food distributors which is supported by cold storage warehouses owned or leased by the Company, by public cold storage facilities and by the Company's transportation system. The Company ships products from two Company-owned major frozen food distribution centers having a storage capacity of approximately 58 million pounds, from a network of public cold storages, from other owned or leased facilities or directly from plants. The Company has a total frozen storage capacity in excess of 126 million pounds, excluding public or outside cold storage. The Company's distribution centers facilitate accumulating frozen products so that it can fill and consolidate less-than-truckload orders into full truckloads, thereby decreasing shipping costs while increasing customer service. In addition, customers are provided with a selection of products that do not require large volume orders. The Company's distribution system enables it to supply large or small quantities of products to meet customer requirements anywhere in the continental United States.

     The Company's food products are sold primarily in three broad domestic markets consisting of foodservice, retail and wholesale clubs. The foodservice, retail and wholesale club markets may, in some cases, overlap. The Company's food products are also sold internationally.

     In the foodservice market, the Company sells poultry, seafood and tortilla products. Operators serving these products include commercial restaurants, business/industry, colleges/universities, national/regional chains, hotels/lodging, primary/secondary schools, health/elderly care and other foodservice accounts. The Company's products are sold through foodservice and specialty distributors who deliver to the above listed operators.

     Foodservice products are sold under the following brands and registered trademarks: Tyson, Holly Farms, Weaver, Tastybird Tastybasted, Honey Stung, Tyson's Pride, HoneyBest, Wing Stingers, W.W. Flyers, Signature Specialties, Flavor-Redi, Mexican Original, Louis Kemp, Arctic Ice, Enterprise, Crab Delights, Lobster Delights, Ocean Master and Sure Salad.

     Foodservice products include: (a) poultry items such as individually-quick-frozen segments (IQF), ready-to-cook and fully cooked fried chicken, fully cooked breaded and glazed wings, cooked and ready-to-cook breaded and unbreaded tenderloins, breaded and unbreaded patties and chunks (cooked and ready-to-cook), oven roasted chicken, stuffed breast specialties, split broilers, Cornish hens, commodity breast, flavor marinated breasts, fully cooked diced chicken products, breaded breast and thigh pieces and strips; (b) tortilla items such as flour and corn tortillas and chips; and
(c) seafood items such as surimi, snow crab, king crab, pollock, cod and several species of flatfish.

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

     Retail products include: (a) frozen prepared foods consisting of separate lines of Tyson breaded chicken patties, chunks, fillets and tenders; Weaver breaded chicken tenders, nuggets, patties and fillets; Tyson premium plated dinners; Tyson flavored chicken wings; Tyson complete meal kits; Tyson premium pot pies; Tyson Healthy Portion meals; Tyson individually-quick-frozen chicken parts and breaded chicken patties and chunks; and Weaver fried chicken; (b) refrigerated prepared foods consisting of separate lines of Tyson Holly Farms roasted and rotisserie ready-to-eat chicken; Tyson and Weaver sliced lunch meat; Tyson, Weaver and Holly Farms hot dogs; Tyson and Weaver deli meats; and Mexican Original tortillas, chips, and taco shells;(c) refrigerated Tyson Holly Farms chill pack poultry; (d) frozen and refrigerated Tyson Cornish game hens; and (e) seafood products which are marketed under the Louis Kemp brand of Crab Delights and Lobster Delights, as well as the JAC Creative Foods brands of Captain JAC and SeaFest.

     In the wholesale club market the Company designs and markets a variety of products targeted to small foodservice operators and consumers who frequent club stores. These products are aimed at both foodservice operators who buy in small quantities and want to cut costs of storage and final distribution, as well as retail consumers willing to buy larger than normal quantities to realize cost savings. The Company sells several categories of products including: IQF chicken, fresh chicken, refrigerated roasted ready-to-eat chicken, frozen value-added chicken and canned chicken; surimi-based seafood products, frozen pollock, cod and crab legs.

     The Company's international division markets and sells the full line of Tyson products, including poultry, Mexican Original products and seafood, throughout the world. The international division exported to 71 countries in fiscal 1996. Major markets include Japan, Russia, Hong Kong, Singapore and China. The Company also exported to Canada, Mexico, certain Middle Eastern countries, and many countries in the Caribbean.

     The Company continues to believe that Southeast Asia offers tremendous potential in terms of developing fully-integrated poultry facilities. Several existing Chinese, Indonesian and Philippine operations are currently being researched to determine feasibility. Meanwhile, the Company's joint venture operation in Mexico has grown under the economically difficult period caused by the sudden devaluation of the peso. The Company has also entered into a joint venture in Russia and opened an office in Moscow allowing the Company to develop more direct contact with its customers. Cobb-Vantress, Inc., a wholly-owned subsidiary, has entered into a joint venture agreement with a Hong Kong company to build a 180 thousand capacity breeder farm in China. The Company also has a seafood processing joint venture in Shanghai, China. This joint venture is engaged in the value-added processing of seafood items.

     A new venture was undertaken in 1995 with the creation of a wholly-owned subsidiary of the Company's International Division called "World Resource, Inc." This venture is a trading company which handles the acquisition, certification and transportation of primarily agricultural goods worldwide.

Raw Materials and Sources of Supply

     The primary raw materials used by the Company in its poultry operations consists of feed ingredients, cooking ingredients, packaging materials and cryogenic agents. The Company believes that its sources of supply for these materials are adequate for its present needs and the Company does not anticipate any difficulty in acquiring these materials in the future. While the Company produces substantially all of its inventory of breeder chickens and live broilers, it has the capability to purchase live, ice-packed or deboned poultry to meet poultry production requirements.

     In addition, raw material requirements for the Company's seafood operations are met by either purchasing in the open market or by the Company's vessels harvesting a wide range of species of bottomfish and shellfish year-round off the coasts of Alaska, Washington and Oregon. A large supply of bottomfish, one of the principal groups of fish harvested for human consumption, is found in the 200-mile U.S. exclusive economic zone off the coast of Alaska. This area also provides a significant quantity of crab for commercial harvesting; however, crab quotas have been severely limited in recent years. Following passage of the Magnuson Fishery Conservation and Management Act of 1976 (the "Magnuson Act"), the United States extended control over the management of offshore fishing resources from a 12-mile to a 200-mile exclusive economic zone by, among other things, establishing annual catch limits and allocating the available resources between U.S. and foreign catchers and processors. As a result of these government actions, the Company's ability to harvest seafood is subject to these limitations.

Patents and Trademarks

     The Company has registered a number of trademarks relating to its products which either have been approved or are in the process of application. Because the Company does a significant amount of brand name and product line advertising to promote its products, it considers the protection of such trademarks to be important to its marketing efforts. The Company has also developed non-public proprietary information regarding its production processes and other product-related matters. The Company utilizes internal procedures and safeguards to protect the confidentiality of such information, and where appropriate, seeks patent protection for the technology it utilizes.

Seasonal Demand

     The demand for the Company's products generally increases during the spring and summer months and generally decreases during the winter months.

Because of the somewhat seasonal character of the Company's business, the Company may increase its finished product inventories during the winter months in anticipation of increased spring and summer demands.

Industry Practices

     The Company's agreements with its customers are generally short-term, verbal agreements due primarily to the nature of its products, industry practice and the fluctuation in demand and price for such products.

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

Regulation

     The Company's facilities for processing poultry and for housing live poultry and swine are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of its employees. The Company's poultry and Mexican

Original processing facilities are also subject to extensive inspection and regulation by the United States Department of Agriculture. The cost of compliance with such laws and regulations has not had a material adverse effect upon the Company's capital expenditures, earnings or competitive position and it is not anticipated to have a material adverse effect in the future.

     Fishing activities and seafood processing activities of the Company's seafood operations are closely regulated by the United States Department of Commerce and various other state and governmental agencies. These agencies, among other things, establish fishing seasons and resource depletion restrictions and regulate legal gear types. Violations of the Magnuson Act and state laws can result in substantial penalties, ranging from fines to seizure of catch and vessels. In addition, the seafood operations are subject to various federal, state and local laws relating to the protection of the environment and the health and safety of its employees.

     To provide consumer reassurance of product integrity and safety, to create a quality point of difference with the competition, and to assume a position of measured industry leadership in production standards, the Company's seafood operation voluntarily complies with certain United States Department of Commerce regulations which enable it to show the United States Department of Commerce seal of approval (PUFI) on its primary products. Three of the Company's seafood manufacturing facilities are United States Department of Commerce inspected and are participants in the government's pilot Hazard Analysis Critical Control Point (HACCP) program.

Employees and Labor Relations

     As of September 28, 1996, the Company employed approximately 58,300 persons. The Company believes that its relations with its workforce are good.

       CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
            FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
              PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company and its representatives may from time to time make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

     Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) changes in the availability and relative costs of labor, including contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins, all of which may impact the Company's pricing power; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to make effective acquisitions and to successfully integrate newly acquired businesses into existing operations; (vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety laws, and laws regulating fishing and seafood processing activities; (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (ix) the effect of, or changes in, general economic conditions.

ITEM 2.  PROPERTIES

     The Company currently has production and distribution operations in the following states: Alabama, Alaska, Arkansas, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington. Additionally, the Company, either directly or through its subsidiaries, has facilities in or participates in joint venture operations in Argentina, Brazil, Canada, China, Denmark, Hong Kong, India, Indonesia, Japan, Mexico, the Philippines, Russia, South Africa, Spain, the United Kingdom and Venezuela.

     The principal poultry operations of the Company consist of 57 processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packaging, deboning or further-processing. The total slaughter capacity is approximately 36 million head per week.

     To support the above facilities the Company operates 31 feed mills and 58 broiler hatcheries with sufficient capacity to meet the needs of the poultry growout operations. In addition, the Company has poultry cold storage facilities owned or leased with a capacity of approximately 109.3 million pounds.
     The Company's Mexican Original products and prepared foods operations consist of four processing plants supported by three additional freezer storage facilities.

     The Company's seafood operations consist of 30 catching and at-sea processing vessels along with two freighters. The at-sea processing is supported by nine shore-based processing plants, four of which are dedicated to surimi processing.

     The Company's animal feed and pet food processing operations consist of six rendering plants with the capacity to produce 18.5 million pounds of animal protein products per week. Thirteen ground pet food processing operations in connection with poultry processing plants are capable of producing 7.4 million pounds of product per week.

     The Company's live swine operations consist of 163 swine farrowing and nursery units and 383 swine finishing units. These swine growout operations are supported by three dedicated feed mills supplemented by the production from the poultry operations' feed mills. In addition, the Company operates a grain drying and two storage facilities in support of its swine feed mill operations.
     The Company owns its major operating facilities and vessels with the following exceptions: two poultry processing plants are leased under agreements expiring in 1997 and 2002 and one poultry emulsified operation facility is leased month to month, four broiler hatcheries are leased under agreements expiring in 1998, 290 breeder farms are leased under agreements expiring at various dates through 1999, two freezer storage facilities are leased under agreements expiring in 1997 and 1998, 64 swine farrowing and nursery units and 316 swine finishing units are leased under one to ten year renewable lease agreements and two seafood processing plants are leased under agreements expiring in 1996 and 1998.

     Management believes that the Company's present facilities are generally adequate and suitable for its current purposes. In general, the Company's facilities are fully utilized. However, seasonal fluctuations in inventories and production may occur as a reaction to market demands for certain products. In 1996, management initiated a seven percent cut in production in response to market conditions. The Company regularly engages in construction and other capital improvement projects intended to expand capacity and improve the efficiency of its processing and support facilities.

ITEM 3.   LEGAL PROCEEDINGS

     On April 13, 1995, a purported shareholder's derivative action (the "Action") was filed by a single shareholder on the Company's behalf in the Court of Chancery of Delaware against the directors and principal shareholders of the Company. The Action alleges that such persons breached their fiduciary duties to the Company as a result of their approval and/or participation in certain transactions in fiscal year 1994 between the Company and various officers and directors or their affiliates, including certain lease, poultry supply, poultry grow-out, wastewater treatment and research and development service arrangements (such transactions being more fully described under the caption "Certain Transactions" in the Company's Proxy Statement for its 1995 Annual Meeting). Additionally, the Action alleges that the compensation and expense reimbursements paid to the Company's Senior Chairman in fiscal year 1994, and the expense reimbursements paid to him in fiscal year 1993, were excessive. The Action seeks various remedies, including (i) voiding of the challenged transactions and an accounting of profits derived therefrom, (ii) damages resulting from the challenged transactions, and (iii) costs, expenses and attorney fees. The Company is named as a nominal defendant in the Action, but no claim has been asserted against it.
     On May 10, 1995, the defendants filed a Motion to Dismiss the Action claiming failure by the plaintiff to (i) make a pre-suit demand for action by the directors of the Company, (ii) obtain personal jurisdiction over certain shareholder defendants, and (iii) state a claim upon which relief can be granted. On July 6, 1995, the Court of Chancery entered a stipulated order dismissing the Action without prejudice as to certain of the non-director defendants. The Motion to Dismiss as to the remaining defendants is currently pending before the Court of Chancery. By Stipulation Order of said Court dated October 18, 1995, and pursuant to agreement of the parties, said Motion to Dismiss is being held in abeyance while settlement discussions occur.
     Since the Action purports to be a shareholder's derivative suit, any recovery (except attorneys fees or other costs and expenses, if allowed) would not be paid to the plaintiff, but rather would be paid directly to the Company. The Company has undertaken to advance certain expenses of the director defendants and, if applicable, may be required to satisfy certain indemnification obligations with respect to such individuals. However, Management does not believe that the Action or such indemnification obligations will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Executive Officers of the Company

Officers of the Company serve one year terms from the date of their election, or until their successors are appointed and qualified. The name, title, age and year of initial election of the Company's executive officers are listed below:

                                                                     Year
Name               Title                                       Age  Elected
-------            -----                                       ---   -----
Don Tyson          Senior Chairman of the Board of Directors   66    1963

Leland E. Tollett  Chairman of the Board of Directors and      59    1966
                   Chief Executive Officer

Donald E. Wray     President and Chief Operating Officer       59    1979

John H. Tyson      President, Beef and Pork Division           43    1984

Wayne Britt        Executive Vice President and                47    1977
                   Chief Financial Officer

Greg Lee           Executive Vice President, Sales,            49    1993
                   Marketing and Technical Services

David Purtle       Executive Vice President, Operations,       52    1985
                   Transportation and Warehousing

Roy Brown          Senior Vice President,                      44    1993
                   Seafood Division

William Jaycox     Senior Vice President,                      50    1990
                   Human Resources

William Kuckuck    Senior Vice President, International        42    1996
                   Sales, Marketing and Operations

James Ennis        Vice President, Controller and              51    1996
                   Chief Accounting Officer

Dennis Leatherby   Treasurer                                   36    1994

Mary Rush          Secretary and Director of Investor          62    1982
                   Relations


John H. Tyson is the son of Don Tyson. No other family relationships exist among the above officers. Mr. Tyson was appointed Senior Chairman of the Board of Directors in 1995 after serving as Chairman of the Board. Mr. Tollett was appointed Chief Executive Officer and Chairman of the Board of Directors in 1995 after serving as Chief Executive Officer and President since 1991, Vice Chairman of the Board of Directors since 1994, and President and Chief Operating Officer since 1983. Mr. Wray was appointed President and Chief Operating Officer in 1995 after serving as Chief
Operating Officer since 1991. Mr. John H. Tyson was appointed President,
Beef and Pork Division in 1993 after serving as Vice President since 1987.
Mr. Britt was appointed Executive Vice President and Chief Financial
Officer in 1996 after serving as Senior Vice President, International Sales and Marketing since 1994, Vice President, Wholesale Club Division since
1992 and Vice President, Secretary/Treasurer since 1982. Mr. Lee was appointed Executive Vice President, Sales, Marketing and Technical Services in 1995 after serving as Senior Vice President, Sales and Marketing since
1993 and Division Vice President of Foodservice Sales and Marketing since 1988. Mr. Purtle was appointed Executive Vice President, Operations, Transportation and Warehousing in 1995 after serving as Senior Vice
President, Operations since 1991. Mr. Brown was appointed Senior Vice President, Seafood Division in 1993 after serving as Vice President, Sales and Marketing, International Division since 1992. Mr. Jaycox was appointed Senior Vice President, Human Resources in 1995 after serving as Group Vice President, Human Resources since 1990. Mr. Kuckuck was appointed Senior
Vice President, International Sales, Marketing and Operations in 1996 after serving as Vice President and Managing Director of Southeast Asia since he joined the Company in 1995. Prior to joining the Company, Mr. Kuckuck was Vice President and Chief Operations Officer for Ralston-Purina's International Division since 1991. Mr. Ennis was appointed Vice President, Controller and Chief Accounting Officer in 1996 after serving as Corporate Tax Manager since 1986. Mr. Leatherby was appointed Treasurer in 1994 after serving as Assistant Treasurer since 1990. Ms. Rush was appointed Secretary and
Director of Investor Relations in 1992 after serving as Assistant Secretary/Treasurer since 1982.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company currently has issued and outstanding two classes of capital stock, Class A Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock"). Information regarding the voting rights and dividend restrictions are set forth on page 37 of the Annual Report under the caption "Capital Stock," which information is incorporated herein by reference.

     On September 28, 1996, there were approximately 36,857 holders of record of the Company's Class A Stock and 22 holders of record of the Company's Class B Stock, excluding holders in the security position listings held by nominees. The Company's Class A Stock is traded on the Nasdaq stock market's National Market System under the symbol "TYSNA." No public trading market currently exists for the Class B Stock. Information regarding the high and low sales prices of the Company's Class A Stock is set forth in the table on page 48 of the Annual Report under the caption "Price of Company's Common Stock," which information is incorporated herein by reference.

     The Company has paid uninterrupted quarterly dividends on its common stock each year since 1977. On November 20, 1995, the Board of Directors increased the annual dividend rate on Class A Stock to $.12 per share and fixed an annual dividend rate of $.108 per share for the Class B Stock, effective with the quarterly dividend paid on December 15, 1995. The Company has continued to pay quarterly dividends at the same rates through fiscal 1996.

ITEM 6.  SELECTED FINANCIAL DATA

     See the information reflected under the caption "Eleven-Year Financial Summary" on pages 26-27 of the Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information reflected under the caption "Management's Discussion and Analysis" on pages 29, 30, 33 and 35 of the Annual Report, which information is incorporated herein by reference.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information on pages 28, 31, 32, 34, 36-44 and 46 of the Annual Report under the caption "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Auditors," which information is incorporated herein by reference. Other financial information is filed under Item 14 of Part IV of this report.

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

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a)    The following documents are filed as a part of this report:

            1. The following consolidated financial statements of the registrant included on pages 28, 31, 32, 34 and 36-44 in the Company's Annual Report for the fiscal year ended September 28, 1996, and the Report of Independent Auditors, on page 46 of such Annual Report are incorporated herein by reference. Page references set forth in the index below are to page numbers in Exhibit 13 of this Form 10-K.
                                                                 Pages
                                                                 -----
       Consolidated Statements of Operations                        59
       for the three years ended September 28, 1996

       Consolidated Statements of Shareholders' Equity for          63
       the three years ended September 28, 1996

       Consolidated Balance Sheets at                               64
       September 28, 1996 and September 30, 1995

       Consolidated Statements of Cash Flows                        67
       for the three years ended September 28, 1996

       Notes to Consolidated Financial Statements                70-80

       Report of Independent Auditors                               82

            2. The following additional information for the years 1996, 1995 and 1994 is submitted herewith. Page references are to the consecutively numbered pages of this Report on Form 10-K:

                                                                 Pages
                                                                 -----
       Report of Independent Auditors                              27

       Schedule VIII - Valuation and Qualifying                    28
       Accounts and Reserves for the three years ended
       September 28, 1996

     All other schedules are omitted because they are neither applicable nor required.

            3.  The exhibits filed with this report are listed in the
                Exhibit Index at the end of this Item 14.

            4. The Company did not file any reports on Form 8-K during the fiscal year ended September 28, 1996.

                               EXHIBIT INDEX

     The following exhibits are filed with this report or are incorporated by reference to previously filed material. Page references are to the cover page preceding each attached Exhibit.

Exhibit No.                                                           Page
-----------                                                           ----
3.1        Certificate of Incorporation of the Company as amended
           (previously filed as Exhibit 3(a) to the Company's
           Registration Statement on Form S-4 filed with the
           Commission on July 8, 1992, Commission File
           No. 33-49368, and incorporated herein by reference).

3.2        Amended and Restated Bylaws of the Company                 29-41

4.1        Form of Indenture between the Company and The Chase
           Manhattan Bank, N.A., as Trustee relating to the issuance of up to $500 million of Debt Securities
           (previously filed as Exhibit 4 to Amendment No. 1 to
           Registration Statement on Form S-3, filed with the Commission on May 8, 1995, Registration No. 33-58177, and incorporated herein by reference).

4.2        Form of 6.75% $150 million Note due June 1, 2005
           (previously filed as Exhibit 4(b) to the Company's
           Quarterly Report on Form 10-Q for the period ended
           July 1, 1995, Commission File No. 0-3400, and incorporated herein by reference).

4.3 Form of Fixed Rate Medium-Term Note (previously filed as Exhibit 4.2 to the Company's Current Report on Form
           8-K, filed with the Commission on July 20, 1995,
           Commission File No. 0-3400, and incorporated herein by reference).

4.4 Form of Floating Rate Medium-Term Note (previously filed as Exhibit 4.3 to the Company's Current
           Report on Form 8-K, filed with the Commission on July 20, 1995, Commission File No. 0-3400, and incorporated herein by reference).

4.5 Form of Calculation Agent Agreement (previously filed as Exhibit 4.4 to the Company's Current Report on Form
           8-K, filed with the Commission on July 20, 1995,
           Commission File No. 0-3400, and incorporated herein by reference).

4.6        Amended and Restated Note Purchase Agreement, dated
           June 30, 1993, by and between the Company and various
           Purchasers as listed in the Purchaser Schedule attached to said agreement, together with the following documents:
                      (a) Form of Series A Note

                      (b) Form of Series D Note

           (previously filed as Exhibit 4(a) to the Company's
           Quarterly Report on Form 10-Q for the period ended
           July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

4.7        Amendment Agreement, dated November 1, 1994, to
           Amended and Restated Note Purchase Agreements, dated
           June 30, 1993, by and between the Company and various Purchasers as listed in the Purchaser
           Schedule attached to said agreement (previously filed as Exhibit 10(a) to the Company's Quarterly Report on
           Form 10-Q for the period ended December 31, 1994,
           Commission File No. 0-3400, and incorporated herein by reference).

4.8        Second Amendment Agreement, dated as of June 29, 1996,     42-48
           to Amended and Restated Note Purchase Agreements,
           dated June 30, 1993, by and between the Company and
           various Purchasers as listed in the Purchaser Schedule
           attached to said agreement.

4.9        Amended and Restated Note Agreement, dated
           June 30, 1993, by and between the Company and various Purchasers as listed in the Purchaser
           Schedule attached to said agreement, together with the following related documents:

                      (a) Form of Series E Note

                      (b) Form of Series F Note

                      (c) Form of Series G Note

           (previously filed as Exhibit 4(b) to the Company's
           Quarterly Report on Form 10-Q for the period ended
           July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

4.10       Amendment Agreement, dated November 1, 1994, to
           Amended and Restated Note Agreement, dated
           June 30, 1993, by and between the Company and various Purchasers as listed in the Purchaser
           Schedule attached to said agreement (previously filed as Exhibit 10(b) to the Company's Quarterly
           Report on Form 10-Q for the period ended
           December 31, 1994, Commission File No. 0-3400, and incorporated herein by reference).

4.11       Second Amendment Agreement, dated as of June 29, 1996,     49-55
           to Amended and Restated Note Agreement, dated
           June 30, 1993, by and between the Company and
           various Purchasers as listed in the Purchaser
           Schedule attached to said agreement.

10.1 Master Shelf Agreement dated January 13, 1995, between the Company and the Prudential Insurance Company of America (previously filed as Exhibit 10(c) to the

           Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.2       First Amended and Restated Credit Agreement, dated
           May 26, 1995, by and among the Company, as Borrower, The Chase Manhattan Bank N.A., Chemical Bank,
           Cooperative Centrale Raiffeisen Boerenleenbank
           B.A.(Rabobank Nederland), Morgan Guaranty Trust
           Company of New York, National Westminister Bank Plc,
           Nationsbank of Texas, N.A., and Societe Generale, as
           Co-Agents, and Bank of America National Trust and
           Savings Association, as Agent (previously filed as
           Exhibit 4(g) to the Company's Quarterly Report on
           Form 10-Q for the period ended July 1, 1995,
           Commission File No. 0-3400, and incorporated herein by reference).

10.3       Amendment No. 1 to First Amended and Restated Credit
           Agreement, dated as of May 24, 1996, by and among the Company, as Borrower, the banks party thereto, The
           Chase Manhatten Bank, N.A., Chemical Bank, Cooperative
           Centrale Raiffeisen-Boerenleenbank, B.A. (Rabobank
           Nederland), Morgan Guaranty Trust Company of New York,
           National Westminister Bank Plc, Nationsbank of Texas,
           N.A., and Societe Generale as Co-Agents and Bank of
           America National Trust and Savings Association, as
           Agent (previously filed as Exhibit 4(a) to the Company's Form 10-Q for the quarter ended
           June 29, 1996, Commission File No. 0-3400, and incorporated herein by reference).

10.4 Fourth Amended and Restated Credit Agreement, including all exhibits thereto, dated as of May 26, 1995, by and among the Company, as Borrower, The Chase Manhattan Bank N.A., Chemical Bank,
           Cooperative Centrale Raiffeisen-Boerenleenbank B.A.
           (Rabobank Nederland), Morgan Guaranty Trust Company of
           New York, National Westminister Bank Plc, Nationsbank of Texas, N.A., and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings
           Association, as Agent (previously filed as Exhibit
           4(f) to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 1995, Commission File
           No. 0-3400, and incorporated herein by reference).

10.5       Amendment No. 1 to Fourth Amended and Restated Credit
           Agreement, dated as of May 24, 1996, by and among the Company, as Borrower, the banks party thereto, The
           Chase Manhatten Bank, N.A., Chemical Bank, Cooperative
           Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank
           Nederland), Morgan Guaranty Trust Company of New York,
           National Westminister Bank Plc, Nationsbank of Texas,
           N.A., and Societe Generale as Co-Agents and Bank of
           America National Trust and Savings Association, as
           Agent (previously filed as Exhibit 4(b) to the Company's Form 10-Q for the quarter ended

           June 29, 1996, Commission File No. 0-3400, and incorporated herein by reference).

10.6       Issuing and Paying Agency Agreement dated
           July 1, 1993, between the Company and Morgan
           Guaranty Trust Company of New York, (previously filed as Exhibit 10(d) to the Company's Quarterly
           Report on Form 10-Q for the period ended
           July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

10.7 Commercial Paper Dealer Agreement dated July 1, 1993, between the Company and Merrill Lynch Money Markets,
           Inc. (previously filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

10.8 Commercial Paper Dealer Agreement dated July 1, 1993, between the Company and the First Boston Corporation
           (previously filed as Exhibit 10(g) to the Company's
           Quarterly Report on Form 10-Q for the period ended
           July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).


10.9 Commercial Paper Dealer Agreement dated July 1, 1993, between the Company and J.P. Morgan Securities, Inc.
           (previously filed as Exhibit 10(h) to the Company's
           Quarterly Report on Form 10-Q for the period ended
           July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

10.10 Commercial Paper Dealer Agreement dated July 1, 1993, between the Company and Bank of America National Trust and Savings Association (previously filed as Exhibit
           10(i) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File
           No. 0-3400, and incorporated herein by reference).

10.11      Commercial Paper Dealer Agreement dated
           September 1, 1994, between the Company and Chase
           Securities, Inc. (previously filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File
           No. 0-3400, and incorporated herein by reference).

10.12      Tyson Foods, Inc. Senior Executive Performance Bonus
           Plan adopted November 18, 1994 (previously filed as
           Exhibit 10(k) to the Company's Annual Report on
           Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.13 Tyson Foods, Inc. Restricted Stock Bonus Plan, effective August 21, 1989, as amended and restated on April 15, 1994; and Amendment to Restricted Stock

           Bonus Plan effective November 18, 1994 (previously filed as Exhibit 10(l) to the Company's Annual
           Report on Form 10-K  for the fiscal year ended
           October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.14 Profit Sharing Plan and Trust of Tyson Foods, Inc., as amended and restated through April 1, 1993;
           Amendment No.1 thereto, effective April 1, 1995; and terminating resolution, effective March 31, 1996
           (previously filed as Exhibit 10(b) to the Company's
           Form 10-Q for the quarter ended March 30, 1996,
           Commission File No. 0-3400, and incorporated herein by reference).

10.15 Tyson Foods, Inc. Employee Stock Purchase Plan, as amended and restated through April 1, 1993; and Amendment Nos. 1 and 2 thereto, effective
           April 1, 1996 (previously filed as Exhibit 10(d) to the Company's Form 10-Q for the quarter ended
           March 30, 1996, Commission File No. 0-3400, and incorporated herein by reference).

10.16 Tyson Foods, Inc. Incentive Stock Option Plan of 1982, as amended and restated on September 5, 1987, (previously filed as Exhibit 10(c) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           October 3, 1987, Commission File No. 0-3400, and incorporated herein by reference).

10.17 Tyson Foods, Inc. Nonstatutory Stock Option Plan, as amended and restated on November 18, 1994, (previously filed as Exhibit 99 to the Company's Registration
           Statement on Form S-8 filed with the Commission on January 30, 1995, Commission File No. 33-54716, and incorporated herein by reference).

10.18 Tyson Foods, Inc. Employee Stock Ownership Plan as amended and restated through April 1, 1993; and terminating resolution, effective March 31, 1996
           (previously filed as Exhibit 10(c) to the Company's
           Form 10-Q for the quarter ended March 30, 1996,
           Commission File No. 0-3400, and incorporated herein by reference).

10.19      Amended and Restated Employment Agreement dated
           July 1, 1994, between the Company and Don Tyson,
           Senior Chairman of the Board of Directors of the Company (previously filed as Exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File
           No. 0-3400, and incorporated herein by reference).

10.20 Retirement Savings Plan of Tyson Foods, Inc., qualified under Section 401(k) of the Internal Revenue
           Code of 1986, as amended, originally effective as of October 3, 1987, as amended and restated through

           January 1, 1993; and Amendments Nos. 1-5 thereto
           (previously filed as Exhibit 10(a) to the Company's
           Form 10-Q for the quarter ended March 30, 1996,
           Commission File No. 0-3400, and incorporated herein by reference).

10.21 Tyson Employee Retirement Income Savings Plan, as amended and restated effective April 1, 1987, (previously filed as Exhibit 10(h) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           October 3, 1987, Commission File No. 0-3400, and incorporated herein by reference).

10.22      Executive Savings Plan of Tyson Foods, Inc. effective
           April 1, 1991; and Amendment No.1 thereto, effective
           April 1, 1996 (previously filed and exhibit 10(e) to the Company's Form 10-Q for the quarter ended
           March 30, 1996, Commission File No. 0-3400, and incorporated herein by reference).

10.23      Form of Indemnity Agreement between Tyson Foods, Inc.
           and its directors and certain of its executive officers.

11         Statement Regarding Computation of Earnings Per Share.        56

13         Pages 26-48 of the Annual Report to Shareholders for       57-85
           the fiscal year ended September 28, 1996.

21         Subsidiaries of the Company.                               86-87

23         Consent of Independent Auditors.                              88

27         Financial Data Schedule.                                      89

                                SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TYSON FOODS, INC.

                           By /s/ Wayne Britt         December 13, 1996
                              -------------------
                              Wayne Britt
                              Executive Vice President
                              and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Wayne Britt         Executive Vice President and  December 13, 1996
--------------------    Chief Financial Officer
Wayne Britt

/s/ Neely Cassady       Private Investor and          December 13, 1996
--------------------    Arkansas State Senator
Neely Cassady

/s/ James G. Ennis      Vice President, Controller    December 13, 1996
--------------------    and Chief Accounting Officer
James G. Ennis

/s/ Lloyd V. Hackley    President, North Carolina     December 13, 1996
--------------------    Community College System
Lloyd V. Hackley

/s/ Gerald Johnston     Private Investor              December 13, 1996
--------------------
Gerald Johnston

/s/ Shelby D. Massey    Private Investor              December 13, 1996
--------------------
Shelby D. Massey

/s/ Joe F. Starr        Private Investor              December 13, 1996
--------------------
Joe F. Starr

/s/ Leland E. Tollett   Chairman of the Board of      December 13, 1996
---------------------   Directors and Chief
Leland E. Tollett       Executive Officer

/s/ Barbara Tyson       Vice President                December 13, 1996
---------------------
Barbara Tyson

/s/ Don Tyson           Senior Chairman of the        December 13, 1996
---------------------   Board of Directors
Don Tyson

/s/ John H. Tyson       President,                    December 13, 1996
---------------------   Beef and Pork Division
John H. Tyson

/s/ Fred S. Vorsanger   Vice President (Emeritus),    December 13, 1996
---------------------   University of Arkansas
Fred S. Vorsanger       and Private Investor

/s/ Donald E. Wray      President and Chief           December 13, 1996
---------------------   Operating Officer
Donald E. Wray

                     FINANCIAL STATEMENT SCHEDULES

                      REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Tyson Foods, Inc. as of September 28, 1996 and September 30, 1995, and for each of the three years in the period ended September 28, 1996, and have issued our report thereon dated November 15, 1996. Our audits also included the financial statement schedule listed in Item 14(a) in this annual report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ERNST & YOUNG LLP
--------------------
   ERNST & YOUNG LLP
   Little Rock, Arkansas

   November 15, 1996

                             TYSON FOODS, INC.
                              SCHEDULE VIII
              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Three Years Ended September 28, 1996

                           (Dollars in Millions)

                  Balance at  Charged to  Charged                  Balance
                  Beginning   Costs and   to Other   Additions     at End
Description       of Period    Expenses   Accounts (Deductions)   of Period
-----------       ----------  ---------   --------  -----------   ---------

Allowance for
  Doubtful Accounts

1996                $3.6        $1.9          0        ($2.0)        $3.5

1995                $3.3        $1.1          0        ($0.8)        $3.6

1994                $2.6        $1.1          0        ($0.4)        $3.3
