Form 10-Q
period 1996-12-28
TYSON FOODS INC
filed 1997-02-11
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 28, 1996

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

Class                                        Outstanding December 28, 1996
Class A Common Stock, $.10 Par Value              76,526,111 Shares
Class B Common Stock, $.10 Par Value              68,446,742 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                      PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          December 28, 1996 and September 28, 1996                     3-4

          Consolidated Condensed Statements of Income
          for the Three Months Ended December 28, 1996
          and December 30, 1995                                          5

          Consolidated Condensed Statements of Cash Flows
          for the Three Months Ended December 28, 1996
          and December 30, 1995                                          6

          Notes to Consolidated Condensed Financial Statements           7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    8-10

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                      10-11

     Item 2.  Changes in Securities                                     11

     Item 3.  Defaults Upon Senior Securities                           11

     Item 4.  Submission of Matters to a Vote of Security Holders       12

     Item 5.  Other Information                                         12

     Item 6.  Exhibits and Reports on Form 8-K                       12-13

SIGNATURES                                                              14

                             TYSON FOODS, INC.

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In millions)


                                           (Unaudited)
                                           December 28,    September 28,
ASSETS                                         1996            1996
_______________________________________    ___________     ____________
Current Assets:
     Cash and cash equivalents              $  116.4         $   36.6
     Accounts receivable                       495.1            547.1
     Inventories:
         Finished and work-in-process          480.4            481.1
         Live poultry and hogs                 337.9            362.2
         Seafood related products               41.6             51.4
         Hatchery eggs and feed                 58.1             63.8
         Supplies                               70.5             68.9
                                             _______          _______
     Total inventories                         988.5          1,027.4
     Assets held for sale                       17.8            155.5
     Other current assets                       26.3             43.7
                                             _______          _______
Total Current Assets                         1,644.1          1,810.3

Net Property, Plant, and Equipment           1,856.5          1,869.2

Excess of Investments over
     Net Assets Acquired                       725.7            731.5

Investments and Other Assets                   137.8            133.1
                                            ________         ________
Total Assets                                $4,364.1         $4,544.1
                                            ========         ========












The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions except per share data)

                                             (Unaudited)
                                             December 28,   September 28,
LIABILITIES AND SHAREHOLDERS' EQUITY            1996            1996
_________________________________________    __________     ____________
Current Liabilities:
     Notes payable                           $    5.2        $   39.5
     Current portion of long-term debt           34.7           129.2
     Trade accounts payable                     236.6           269.7
     Other accrued liabilities                  294.8           247.4
                                              _______         _______
Total Current Liabilities                       571.3           685.8

Long-Term Debt                                1,699.4         1,806.4

Deferred Income Taxes                           495.5           495.6

Other Liabilities                                14.5            14.6

Shareholders' Equity:
  Common stock ($.10 par value):
   Class A-Authorized 900 shares;
     issued 79.7 shares at
     12-28-96 and 9-28-96                         8.0             8.0
   Class B-Authorized 900 shares;
     issued 68.4 shares at 12-28-96
     and 68.5 shares at 9-28-96                   6.8             6.8
  Capital in excess of par value                375.3           375.4
  Retained earnings                           1,272.7         1,232.4
  Currency translation adjustment                (1.9)           (2.8)
                                              _______         _______
                                              1,660.9         1,619.8
Less treasury stock, at cost-
  3.2 shares at 12-28-96 and 9-28-96             74.9            75.4
Less unamortized deferred compensation            2.6             2.7
                                             ________        ________
Total Shareholders' Equity                    1,583.4         1,541.7
                                             ________        ________
Total Liabilities and Shareholders' Equity   $4,364.1        $4,544.1
                                             ========        ========









The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                (Unaudited)

                                                  Three Months Ended
                                                  __________________

                                          December 28,       December 30,
                                              1996               1995
                                          ____________       ____________
Sales                                       $1,527.9            $1,546.8
Cost of Sales                                1,279.5             1,279.7
                                            ________            ________
Gross Profit                                   248.4               267.1
Expenses:
  Selling                                      125.1               129.2
  General and administrative                    23.5                25.6
  Amortization                                   6.8                 6.9
                                             _______             _______
Operating Income                                93.0               105.4
Other Expense (Income):
  Interest                                      28.9                35.0
  Foreign currency exchange                                         10.7
  Other                                        (41.5)               (3.1)
                                             _______             _______
Income Before Taxes on Income
  and Minority Interest                        105.6                62.8
Provision for Income Taxes                      61.0                23.2
Minority Interest in Net Loss
  of Consolidated Subsidiary                                         3.7
                                             _______             _______
Net Income                                   $  44.6             $  43.3
                                             =======             =======
Average Shares Outstanding                     146.2               145.4
                                             =======             =======
Earnings Per Share                             $0.31               $0.30
                                             =======             =======
Cash Dividends Per Share:
  Class A                                     $0.030              $0.030
                                             =======             =======
  Class B                                     $0.027              $0.027
                                             =======             =======









The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)
                                                    Three Months Ended
                                                    __________________
                                                  December 28, December 30,
                                                      1996         1995
                                                  ___________  ___________
Cash Flows from Operating Activities:
  Net income                                        $  44.6      $  43.3
   Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation                                       51.1         51.4
    Amortization                                        6.8          6.9
    Deferred income taxes                              (0.1)        (0.2)
    Foreign currency exchange loss                                  10.7
    Minority interest                                               (3.7)
    (Gain)Loss on dispositions of
       property and equipment                         (41.4)         1.0
    Decrease in accounts receivable                    52.0          2.9
    (Increase)decrease in inventories                  38.9        (70.9)
    Decrease in trade accounts payable                (33.1)        (4.5)
    Net change in other current assets
       and liabilities                                 63.8          2.3
                                                     ______       ______
Cash Provided by Operating Activities                 182.6         39.2
Cash Flows from Investing Activities:
  Additions to property, plant and equipment          (44.6)       (69.9)
  Proceeds from sale of property, plant and equipment 186.5          1.1
  Net change in other assets and liabilities           (5.5)         2.0
                                                     ______       ______
Cash Provided by (Used for) Investing Activities      136.4        (66.8)
Cash Flows from Financing Activities:
  Net change in notes payable                         (34.3)       (15.3)
  Proceeds from long-term debt                         19.4        334.0
  Repayments of long-term debt                       (221.1)      (295.0)
  Purchase of treasury shares                                       (1.2)
  Other                                                (2.9)        (2.2)
                                                     ______       ______
Cash Provided by (Used for) Financing Activities     (238.9)        20.3
Effect of Exchange Rate Change on Cash                 (0.3)        (1.6)
                                                     ______       ______
Increase (Decrease) in Cash and Cash Equivalents       79.8         (8.9)
Cash and Cash Equivalents at Beginning of Period       36.6         33.1
                                                     ______       ______
Cash and Cash Equivalents at End of Period           $116.4        $24.2
                                                     ======       ======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                          $25.2         $28.1
    Income taxes                                       $1.3          $2.5

The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended September 28, 1996. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of December 28, 1996 and September 28, 1996 and the results of operations and cash flows for the three months ended December 28, 1996 and December 30, 1995. The results of operations and cash flows for the three months ended December 28, 1996 and December 30, 1995, are not necessarily indicative of the results to be expected for the full year.

The Notes to Consolidated Financial Statements for the year ended September 28, 1996, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the three months ended December 28, 1996, except as disclosed below.

2.   Disposition of Assets

During 1996 the Company announced its intention to sell its beef and pork further-processing operations in its effort to return to its core business. On November 25, 1996, the Company sold its beef further-processing operations, known as Gorges/Quik-to-Fix Foods, resulting in a pre-tax gain of $41.0 million which has been recorded in other income. The Company is still in the process of selling its pork further-processing plant in Holland, Michigan and anticipates that this plant will be sold in fiscal 1997.

                             TYSON FOODS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

For the three months ended December 28, 1996, net cash totaling $182.6 million was provided by all operating activities. Operations provided $61.0 million in cash and $121.6 million was provided by net changes in receivables, inventories, payables and other items.
Additionally, the Company used funds generated from operations and proceeds from the sale of the beef division assets to pay down debt by $235.8 million. The Company primarily used funds generated from operations to fund $44.6 million of property, plant and equipment additions. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.

At December 28, 1996, working capital was $1,072.8 million compared to $1,124.5 million at 1996 fiscal year-end, a decrease of $51.7 million. The current ratio at December 28, 1996 was 2.9 to 1 compared to 2.6 to 1 at September 28, 1996. Working capital has decreased since year-end primarily due to decreases in inventories and assets held for sale offset somewhat by decreases in the current portion of long-term debt and trade and notes payable. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available. Long-term debt has decreased $107.0 million while total debt has decreased $235.8 million since September 28, 1996. At December 28, 1996, long-term debt was 51.8% of total capitalization compared to 54.0% at September 28, 1996.

The Company has two unsecured revolving credit agreements totaling $1.5 billion which support the Company's commercial paper program. The $1 billion facility expires in May 2001. At December 28, 1996, $893.6 million was outstanding under the $1 billion facility consisting of $778.6 million in commercial paper and $115.0 million drawn under the revolver. The $500 million facility expires in May 1997. At December 28, 1996, all of the $500 million facility was available. Additional outstanding long-term debt at December 28, 1996 consisted of $348.5 million of public debt, $259.6 million of institutional notes, $141.0 million in leveraged equipment loans and $56.7 million of other indebtedness.

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1997 decreased 1.2% over the same quarter of fiscal 1996. This decrease is largely attributable to the sale of the Company's beef and pork further-processing operations during the quarter and the discontinuance of consolidation of Trasgo, the Company's Mexican joint venture, at the end of the second quarter of fiscal 1996. Excluding sales related to these operations, total sales for the first quarter of fiscal 1997 increased 6.6% over last year's comparable sales for the same quarter. Consumer poultry sales increased fiscal 1997 first quarter total sales by 3.3% compared to the same quarter of fiscal 1996. This increase was mainly due to an 8.8% increase in average sales prices offset by a 4.2% decrease in tonnage.

                             TYSON FOODS, INC.

Sales of Mexican Original products and prepared foods as a group decreased fiscal 1997 first quarter total sales by 0.4%. This decrease was primarily due to a 5.2% decrease in tonnage and a 1.9% decrease in average sales prices. Seafood sales increased fiscal 1997 first quarter total sales 0.1% due to a 14.5% increase in tonnage offset by a 9.4% decrease in average sales prices. The seafood operations continue to be affected by the availability of some species of fish as well as reduced pricing on some products and other regulations which limit its source of supply. First quarter sales of live swine, animal foods, by-products, and other as a group increased fiscal 1997 first quarter total sales by 1.5% compared to the same quarter of fiscal 1996.

Cost of goods sold for the first quarter of fiscal 1997 was comparable to the same quarter of fiscal 1996, which in part is attributable to the sale of the Company's beef and pork further-processing operations and the discontinuance of consolidation of Trasgo. Excluding cost of sales related to these operations, total cost of sales for the first quarter of fiscal 1997 increased 8.2% over last year's comparable cost of sales for the same quarter. Increases in the cost of ingredients used in feed for poultry and swine and the ingredients used in Mexican Original operations were significant during the first quarter of fiscal 1997. However, management anticipates that ingredient costs will be more favorable than last year for the balance of fiscal 1997. As a percent of sales, cost of sales was 83.7% for the first quarter of fiscal 1997 compared to 82.7% in the first quarter of fiscal 1996.

Operating expenses decreased 3.9% for the first quarter of fiscal 1997 over the same quarter of fiscal 1996. Selling expense, as a percent of sales, decreased to 8.2% for the first quarter of fiscal 1997 as compared to 8.4% for the first quarter of fiscal 1996. General and administrative expense, as a percent of sales, was 1.5% in the first quarter of fiscal 1997 compared to 1.7% in the same period last year. Amortization expense, as a percent of sales, was 0.4% in the first quarter of fiscal 1997 and 1996.

Interest expense decreased 17.4% for the first quarter of fiscal 1997 compared to the same quarter of fiscal 1996. The Company had a lower level of borrowing which decreased the Company's average indebtedness by 6.0% over the same period last year due to paying down debt with funds generated from operations and proceeds from the sale of the beef division assets. The Company's short-term interest rates were approximately 12.7% lower than the same period last year, which lowered the weighted average interest rate of all Company debt to 6.7% compared to 7.5% for the same period last year.

Other income includes the $41.0 million pre-tax gain from the sale of the beef division assets.

The effective income tax rate for the first quarter of fiscal 1997 was 57.8% compared to 37.0% for the first quarter of fiscal 1996. The current period effective tax rate was impacted by the taxes on the gain from the sale of the beef division assets. Certain costs were allocated to the beef division which are not deductible for tax purposes, resulting in a higher effective tax rate. The 1996 effective tax rate included reduced state income taxes, and the tax rate was impacted by an adjustment to the liability for deferred income taxes to reflect the Company's current assessment of tax contingencies provided for in prior years.

                             TYSON FOODS, INC.

ENVIRONMENTAL MATTERS

The Company has a strong financial commitment to environmental matters. During the first quarter of fiscal 1997 the Company invested approximately $8.5 million in water quality facilities, including capital outlays to build and upgrade facilities and day-to-day operations of waste-water facilities.

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

Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) changes in the availability and relative costs of labor, including contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins, all of which may impact the Company's pricing power; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations;
(vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety laws, and laws regulating fishing and seafood processing activities; (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (ix) the effect of, or changes in, general economic conditions.


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

                             TYSON FOODS, INC.

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

On May 10, 1995, the defendants filed a Motion to Dismiss the Action claiming failure by the plaintiff to (i) make a pre-suit demand for action by the directors of the Company, (ii) obtain personal jurisdiction over certain shareholder defendants, and (iii) state a claim upon which relief can be granted. On July 6, 1995, the Court of Chancery entered a stipulated order dismissing the Action without prejudice as to certain of the non-director defendants. The Motion to Dismiss as to the remaining defendants is currently pending before the Court of Chancery. By Stipulation Order of said Court dated October 18, 1995, and pursuant to agreement of the parties, said Motion to Dismiss is being held in abeyance while settlement discussions occur. These settlement discussions have culminated in the parties executing a Stipulation and Agreement of Compromise, Settlement and Release dated February 5, 1997 (the "Settlement") which proposes to settle the Action. The Settlement is subject to the approval by said Court after the shareholders of the Company have received notice of said Settlement and have been given an opportunity to be heard concerning the Settlement's fairness at a hearing which the Company expects will be held later this year.

Since the Action purports to be a shareholder's derivative suit, any recovery (except attorneys' fees or other costs and expenses, if allowed) would not be paid to the plaintiff, but rather would be paid directly to the Company. The Company has undertaken to advance certain expenses of the director defendants and, if applicable, may be required to satisfy certain indemnification obligations with respect to such individuals. However, Management does not believe that the Action, the Settlement, or such indemnification obligations will have a material adverse effect on the Company's financial position or results of operations.


Item 2.    Changes in Securities

           Not Applicable


Item 3.    Defaults Upon Senior Securities

           Not Applicable

                             TYSON FOODS, INC.

Item 4.    Submission of Matters to a Vote of Security Holders

The following directors were elected at the annual meeting of shareholders held January 10, 1997:

DIRECTORS                     VOTES FOR            VOTES WITHHELD
_________                     _________            ______________
Neely Cassady                 746,716,651                985,804
Lloyd V. Hackley              746,708,529                993,926
Gerald M. Johnston            745,709,487              1,992,968
Shelby Massey                 746,714,722                987,733
Joe F. Starr                  746,711,300                991,155
Leland Tollett                746,710,444                992,011
Barbara Tyson                 746,637,065              1,065,390
Don Tyson                     746,706,874                995,581
John Tyson                    746,628,210              1,074,245
Fred S. Vorsanger             746,716,353                986,102
Donald E. Wray                746,709,960                992,495

Also, the shareholders voted to approve an amendment to the Company's Amended and Restated Non-Statutory Stock Option Plan which increased the Class A Common Stock authorized for issuance thereunder by 4,000,000 shares. There were 731,042,506 votes for this amendment, 3,700,644 votes against and 414,065 votes abstained.

No other items were voted on at the annual meeting of shareholders or during the quarter ended December 28, 1996.

Item 5.    Other Information

The Board of Directors announced a 3-for-2 stock split in the form of a stock dividend effective February 15, 1997 for shareholders of record on February 1, 1997. Additionally, the Board of Directors increased the post-split quarterly cash dividend to $.025 per share for Class A Common Stock and $.0225 per share of Class B Common Stock, payable March 15, 1997 to holders of record on March 1, 1997.

The Board of Directors announced the appointment of Director John Tyson, son of Senior Chairman Don Tyson, to Vice Chairman of the Board.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended
December 28, 1996.

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

3(b) Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, Commission File No. 0-3400, and incorporated herein by reference).

11   Statement Regarding Computation of Per Share Earnings         15

27   Financial Data Schedule

                             TYSON FOODS, INC.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TYSON FOODS, INC.

Date:     February 10, 1997        /s/ Wayne Britt
                                   ------------------------------
                                   Wayne Britt
                                   Executive Vice President and
                                     Chief Financial Officer

Date:     February 10, 1997        /s/ James G. Ennis
                                   ------------------------------
                                   James G. Ennis
                                   Vice President, Controller and
                                     Chief Accounting Officer