Form 10-Q
period 1997-03-29
TYSON FOODS INC
filed 1997-05-13
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 29, 1997

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

          Yes   X         No
               ---            ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding March 29, 1997
------------------------------------         --------------------------
Class A Common Stock, $.10 Par Value         113,585,666 Shares
Class B Common Stock, $.10 Par Value         102,670,113 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                      PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          March 29, 1997 and September 28, 1996                        3-4

          Consolidated Condensed Statements of Income
          for the Three Months and Six Months Ended
          March 29, 1997 and March 30, 1996                              5

          Consolidated Condensed Statements of Cash Flows
          for the Six Months Ended March 29, 1997
          and March 30, 1996                                             6

          Notes to Consolidated Condensed Financial Statements         7-8

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    9-13

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                      13-14

     Item 2.  Changes in Securities                                     14

     Item 3.  Defaults Upon Senior Securities                           14

     Item 4.  Submission of Matters to a Vote of Security Holders    14-15

     Item 5.  Other Information                                         15

     Item 6.  Exhibits and Reports on Form 8-K                       15-16

SIGNATURES                                                              17

                             TYSON FOODS, INC.

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In millions)


                                           (Unaudited)
                                             March 29,    September 28,
ASSETS                                         1997           1996
_______________________________________    ___________    _____________
Current Assets:
     Cash and cash equivalents              $  100.4         $   36.6
     Accounts receivable                       507.5            547.1
     Inventories:
         Finished and work-in-process          505.6            481.1
         Live poultry and hogs                 349.4            362.2
         Seafood related products               48.2             51.4
         Hatchery eggs and feed                 62.2             63.8
         Supplies                               69.9             68.9
                                             _______          _______
     Total inventories                       1,035.3          1,027.4
     Assets held for sale                       17.4            155.5
     Other current assets                       34.7             43.7
                                             _______          _______
Total Current Assets                         1,695.3          1,810.3

Net Property, Plant, and Equipment           1,878.1          1,869.2

Excess of Investments over
     Net Assets Acquired                       720.0            731.5

Investments and Other Assets                   167.9            133.1
                                            ________         ________
Total Assets                                $4,461.3         $4,544.1
                                            ========         ========











The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In millions except per share data)

                                             (Unaudited)
                                              March 29,     September 28,
LIABILITIES AND SHAREHOLDERS' EQUITY            1997            1996
_________________________________________    __________     ____________
Current Liabilities:
     Notes payable                           $    1.0        $   39.5
     Current portion of long-term debt           37.5           129.2
     Trade accounts payable                     277.9           269.7
     Other accrued liabilities                  287.3           247.4
                                              _______         _______
Total Current Liabilities                       603.7           685.8

Long-Term Debt                                1,751.1         1,806.4

Deferred Income Taxes                           491.9           495.6

Other Liabilities                                14.4            14.6

Shareholders' Equity:
  Common stock ($.10 par value):
   Class A-Authorized 900 million shares;
     issued 119.5 million shares at
     3-29-97 and 9-28-96                         12.0             8.0
   Class B-Authorized 900 million shares;
     issued 102.7 million shares at
     3-29-97 and 9-28-96                         10.3             6.8
  Capital in excess of par value                375.3           375.4
  Retained earnings                           1,308.2         1,232.4
  Currency translation adjustment                (2.7)           (2.8)
                                              _______         _______
                                              1,703.1         1,619.8
Less treasury stock, at cost-
  6.0 million shares at 3-29-97 and
  4.8 million shares at 9-28-96                 100.3            75.4
Less unamortized deferred compensation            2.6             2.7
                                             ________        ________
Total Shareholders' Equity                    1,600.2         1,541.7
                                             ________        ________
Total Liabilities and Shareholders' Equity   $4,461.3        $4,544.1
                                             ========        ========







The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                (Unaudited)

                                 Three Months Ended     Six Months Ended
                                 ___________________   __________________
                                 March 29,  March 30,  March 29, March 30,
                                   1997       1996       1997      1996
                                 ________   ________   ________  ________
Sales                           $1,574.3    $1,587.7   $3,102.2  $3,134.5
Cost of Sales                    1,312.1     1,358.4    2,591.6   2,638.1
                                ________    ________   ________  ________
Gross Profit                       262.2       229.3      510.6     496.4
Expenses:
  Selling                          125.2       140.1      250.3     269.3
  General and administrative        25.3        27.1       48.8      52.7
  Amortization                       6.9         6.9       13.7      13.8
                                ________    ________   ________  ________
Operating Income                   104.8        55.2      197.8     160.6
Other Expense (Income):
  Interest                          26.2        33.1       55.1      68.1
  Foreign currency exchange                     (1.7)                 9.0
  Other                              2.1         0.3      (39.4)     (2.8)
                                ________    ________   ________  ________
Income Before Taxes on Income
  and Minority Interest             76.5        23.5      182.1      86.3
Provision for Income Taxes          28.3         8.7       89.3      31.9
Minority Interest in Net Loss
  of Consolidated Subsidiary                    (0.4)                 3.3
                                ________    ________   ________  ________
Net Income                      $   48.2    $   14.4   $   92.8  $   57.7
                                ========    ========   ========  ========
Average Shares Outstanding         219.0       218.0      219.2     218.0
                                   =====       =====      =====     =====
Earnings Per Share                 $0.22       $0.07      $0.42     $0.26
                                   =====       =====      =====     =====
Cash Dividends Per Share:
  Class A                        $0.0250     $0.0200    $0.0450   $0.0400
                                 =======     =======    =======   =======
  Class B                        $0.0225     $0.0180    $0.0405   $0.0360
                                 =======     =======    =======   =======









The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)
                                                       Six Months Ended
                                                    March 29,   March 30,
                                                      1997        1996
                                                    _________   _________
Cash Flows from Operating Activities:
  Net income                                         $ 92.8       $ 57.7
  Adjustments to reconcile net income to cash
   provided by (used for) operating activities:
    Depreciation                                      101.5        106.0
    Amortization                                       13.7         13.8
    Deferred income taxes                              (3.7)        (6.2)
    Foreign currency exchange loss                                   9.0
    Minority interest                                               (3.3)
    (Gain)Loss on dispositions of assets              (39.0)         1.4
    (Increase)decrease in accounts receivable          39.6        (62.6)
    Increase in inventories                            (7.9)      (142.4)
    Increase(decrease)in trade accounts payable         8.2         (1.8)
    Net change in other current assets
       and liabilities                                 47.9          6.2
                                                      _____       ______
Cash Provided by (Used for) Operating Activities      253.1        (22.2)
Cash Flows from Investing Activities:
  Additions to property, plant and equipment         (121.9)      (119.1)
  Proceeds from sale of property, plant and equipment 189.1          5.5
  Net change in other assets and liabilities          (36.9)         3.5
                                                      _____       ______
Cash Provided by (Used for) Investing Activities       30.3       (110.1)
Cash Flows from Financing Activities:
  Net change in notes payable                         (38.5)       (44.0)
  Proceeds from long-term debt                         79.4        489.3
  Repayments of long-term debt                       (226.4)      (305.7)
  Purchase of treasury shares                         (25.8)        (1.3)
  Other                                                (8.5)        (6.4)
                                                      _____       ______
Cash Provided by (Used for) Financing Activities     (219.8)       131.9
Effect of Exchange Rate Change on Cash                  0.2          0.5
                                                      _____       ______
Increase in Cash and Cash Equivalents                  63.8          0.1
Cash and Cash Equivalents at Beginning of Period       36.6         33.1
                                                     ______       ______
Cash and Cash Equivalents at End of Period           $100.4        $33.2
                                                     ======       ======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                          $64.4        $64.2
    Income taxes                                      $72.4        $39.4

 The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended September 28, 1996. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of March 29, 1997 and September 28, 1996 and the results of operations for the three months and six months ended March 29, 1997 and March 30, 1996, and cash flows for the six months ended March 29, 1997 and March 30, 1996. The results of operations for the three months and six months ended March 29, 1997 and March 30, 1996, and cash flows for the six months ended March 29, 1997 and March 30, 1996, are not necessarily indicative of the results to be expected for the full year.

The Notes to Consolidated Financial Statements for the year ended September 28, 1996, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the six months ended March 29, 1997, except as disclosed in notes 2 and 3 below.


2.   Common Stock Split

On January 10, 1997, the Company's Board of Directors authorized a three-for-two stock split in the form of a stock dividend effective February 15, 1997 for shareholders of record on February 1, 1997. All references to numbers of shares, per share amounts and average shares outstanding in the Consolidated Condensed Financial Statements have been restated.

                             TYSON FOODS, INC.


3.   Disposition of Assets

During 1996 the Company announced its intention to sell its beef and pork further-processing operations in its effort to return to its core business. On November 25, 1996, the Company sold its beef further-processing operations, known as Gorges/Quik-to-Fix Foods, resulting in a pre-tax gain of $41.0 million which has been recorded in other income. The Company is still in the process of selling its pork further-processing plant in Holland, Michigan and accordingly these assets have been classified as current assets in the Consolidated Condensed Balance Sheets.


4.   Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The impact will not change primary earnings per share for the second quarter or six months ended March 29, 1997 and March 30, 1996.

                             TYSON FOODS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

For the six months ended March 29, 1997, net cash totaling $253.1 million was provided by all operating activities. Operations provided $165.3 million in cash and $87.8 million was provided by net changes in receivables, inventories, payables and other items. Additionally, the Company used cash from operations and proceeds from the sale of the beef
division   assets  to  pay  down  debt  by  $185.5  million  and  to   fund
$121.9 million of property, plant and equipment additions. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.

At March 29, 1997, working capital was $1,091.6 million compared to $1,124.5 million at 1996 fiscal year-end, a decrease of $32.9 million. The current ratio at March 29, 1997 was 2.8 to 1 compared to 2.6 to 1 at September 28, 1996. Working capital has decreased since year-end primarily due to decreases in accounts receivable and assets held for sale offset somewhat by decreases in the current portion of long-term debt and trade and notes payable. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available. Long-term debt has decreased $55.3 million while total debt has decreased $185.5 million since September 28, 1996. At March 29, 1997, long-term debt was 52.3% of total capitalization compared to 54.0% at September 28, 1996.

The   Company  has  two  unsecured  revolving  credit  agreements  totaling
$1.5 billion which support the Company's commercial paper program. The $1 billion facility expires in May 2001. At March 29, 1997, $949.4 million was outstanding under the $1 billion facility consisting of $794.4 million in commercial paper and $155.0 million drawn under the revolver. The $500 million facility expires in May 1997. The Company anticipates extending this debt facility to May 1998. At March 29, 1997, all of the $500 million facility was available. Additional outstanding long-term debt at March 29, 1997 consisted of $348.5 million of public debt, $259.6 million of institutional notes, $138.7 million in leveraged equipment loans and $54.9 million of other indebtedness.

In January 1997, the Company re-instituted its stock repurchase program which authorizes the purchase of up to 22.5 million shares (on a post-split basis) of the Company's Class A common stock in open market or privately negotiated transactions. The Company intends to utilize shares repurchased under the program to fund benefit plans and increase treasury stock. No timetable has been set for completion of the repurchase program. During the second quarter of fiscal 1997 and to date in the third quarter of fiscal 1997, the Company purchased approximately 1.225 million and 525 thousand shares, respectively, in the open market under the repurchase program.

                             TYSON FOODS, INC.

In 1996, the Company announced it was terminating the Tyson Foods, Inc. Employee Stock Ownership Plan (the "ESOP") and the Tyson Foods, Inc. Profit Sharing Plan and Trust (the "Profit Sharing Plan"), each of which holds shares of the Company's Class A common stock. During the third quarter of fiscal 1997, in addition to the open market purchases, the Company purchased 187,038 shares from the ESOP participants (subject to the election of participants in the ESOP); however, the Company believes, based on elections made to date by ESOP participants, that the Company will purchase less than 100,000 additional shares from the ESOP and/or its participants. The purchase price of these shares has been and will be based upon their fair market value as quoted on the Nasdaq National Market. In addition to these possible purchases from the ESOP and/or its participants and continued open market repurchases, the Company also anticipates purchasing during the third quarter of fiscal 1997 approximately
2.25 million shares of Class A common stock from the Profit Sharing Plan. The purchase price of these shares will be based upon their fair market value as quoted on the Nasdaq National Market.


RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1997 decreased 0.8% from the same quarter of fiscal 1996. This decrease is largely attributable to the sale of the Company's beef and pork further-processing operations during the first quarter of fiscal 1997 and the discontinuance of consolidation of Trasgo, the Company's Mexican joint venture, at the end of the second quarter of fiscal 1996. Excluding sales related to these operations, total sales for the second quarter of fiscal 1997 increased 6.1% over last year's comparable sales for the same quarter. The Company has experienced intermittent disruption in its Russian markets. Disruption of shipments to or temporary loss of this market could result in inventory accumulations. Despite these disruptions, consumer poultry sales accounted for an increase of 3.5% of the total change in sales for the second quarter of fiscal 1997 as compared to the same quarter of fiscal 1996. This increase was mainly due to a 7.6% increase in average sales prices offset somewhat by a 2.9% decrease in tonnage.

Mexican Original products and prepared foods sales as a group accounted for a decrease of 0.4% of the total change in sales for the second quarter of fiscal 1997 as compared to the same quarter of fiscal 1996. This decrease was primarily due to a 4.8% decrease in tonnage and a 2.8% decrease in average sales prices. Seafood sales accounted for a decrease of 0.1% of the change in total sales for the second quarter of fiscal 1997 as compared to the same quarter of fiscal 1996. This decrease was due to a 16.7% decrease in average sales prices mostly offset by a 18.9% increase in tonnage. The seafood operations continue to be affected by the availability of some species of fish as well as reduced pricing on some products and other regulations which limit its source of supply. Sales of live swine, animal foods, by-products, and other as a group accounted for a decrease of 0.8% of the change in total sales for the second quarter of fiscal 1997 as compared to the same quarter of fiscal 1996.

Sales for the first six months of fiscal 1997 decreased 1.0% from the same period of fiscal 1996. This decrease is largely attributable to the sale of the Company's beef and pork further-processing operations during the first

                             TYSON FOODS, INC.

quarter of fiscal 1997 and the discontinuance of consolidation of Trasgo. Excluding sales related to these operations, total sales for the first six months of fiscal 1997 increased 6.4% over last year's comparable sales for the same period. This increase was largely due to consumer poultry sales which accounted for an increase of 3.4% of the change in total sales for the first six months of fiscal 1997 as compared to the same period of fiscal 1996. This increase in consumer poultry sales was primarily due to an increase in average sales prices of 8.2% offset somewhat by a decrease in tonnage of 3.6%.

Mexican Original products and prepared foods sales as a group accounted for a decrease of 0.4% of the change in total sales for the first six months of fiscal 1997 as compared to the same period of fiscal 1996. This decrease was primarily due to a 5.0% decrease in tonnage as well as a 2.4% decrease in average sales prices. Seafood sales accounted for an increase of 0.1% of the change in total sales for the first six months of fiscal 1997 as compared to the same period of fiscal 1996. This increase was due to a 16.7% increase in tonnage partially offset by a 13.5% decrease in average sales prices. Sales of live swine, animal foods, by-products, and other as a group accounted for a decrease of 0.2% of the change in total sales for the first six months of fiscal 1997 as compared to the same period of last year.

Cost of goods sold for the second quarter of fiscal 1997 decreased 3.4% compared to the same quarter of fiscal 1996, which in part is attributable to the sale of the Company's beef and pork further-processing operations and the discontinuance of consolidation of Trasgo. Excluding cost of sales related to these operations, total cost of sales for the second quarter of fiscal 1997 increased 3.5% over last year's comparable cost of sales for the same quarter. The cost of ingredients used in feed for poultry and swine and the ingredients used in Mexican Original operations during the second quarter of fiscal 1997 decreased in comparison with the same quarter of last fiscal year. However, these costs did not moderate as much as management had anticipated. As a percent of sales, cost of sales was 83.3% for the second quarter of fiscal 1997 compared to 85.6% in the second quarter of fiscal 1996.

Cost of goods sold decreased 1.8% for the first six months of fiscal 1997 compared to the same period of fiscal 1996, which in part is attributable to the sale of the Company's beef and pork further-processing operations and the discontinuance of consolidation of Trasgo. Excluding cost of sales related to these operations, total cost of sales for the first six months of fiscal 1997 increased 5.8% over last year's comparable cost of sales for the same period. This increase is mainly the result of the increase in sales and significant increases in the cost of ingredients used in feed for poultry and swine and the ingredients used in Mexican Original operations during the first six months of fiscal 1997. As a percent of sales, cost of sales was 83.5% for the first six months of fiscal 1997 compared to 84.2% in the same period of fiscal 1996.

Operating expenses decreased 9.5% for the second quarter of fiscal 1997 from the same quarter of fiscal 1996. This decrease is mostly due to the sale of the beef division assets in the first quarter of fiscal 1997 and the discontinuance of consolidation of Trasgo. Selling expense, as a percent of sales, decreased to 8.0% for the second quarter of fiscal 1997

                             TYSON FOODS, INC.

as compared to 8.8% for the second quarter of fiscal 1996. General and administrative expense, as a percent of sales, was 1.6% in the second quarter of fiscal 1997 compared to 1.7% in the same period last year. Amortization expense, as a percent of sales, was 0.4% in the second quarter of fiscal 1997 and 1996.

Operating expenses decreased 6.8% for the first six months of fiscal 1997 from the same period of fiscal 1996. This decrease in expenses for the first six months is also mainly due to the sale of the beef division assets in the first quarter of fiscal 1997 and the discontinuance of consolidation of Trasgo. Selling expense, as a percent of sales, decreased to 8.1% for the first six months of fiscal 1997 as compared to 8.6% for the same period of fiscal 1996. General and administrative expense, as a percent of sales, was 1.6% in the first six months of fiscal 1997 compared to 1.7% in the same period last year. Amortization expense was 0.4% of sales in the first six months of fiscal 1997 and 1996.

Interest expense decreased 20.8% for the second quarter of fiscal 1997 compared to the same quarter of fiscal 1996. The Company had a lower level of borrowing which decreased the Company's average indebtedness by 11.6% over the same period last year due to paying down debt with funds generated from operations and proceeds from the sale of the beef division assets. The weighted average interest rate of all Company debt decreased to 6.7% compared to 7.2% for the same period last year.

Interest expense decreased 19.1% in the first six months of fiscal 1997 compared to the same period of fiscal 1996. The Company had a lower level of borrowing which decreased the Company's average indebtedness by 7.2% from the same period last year. The weighted average interest rate of all Company debt decreased to 6.7% compared to 7.3% for the same period last year.

Other income includes the $41.0 million pre-tax gain from the sale of the beef division assets.

The effective income tax rate for the second quarter and first six months of fiscal 1997 was 37% and 49%, respectively, compared to 37% for the same periods of fiscal 1996. The first six months effective tax rate was impacted by the taxes on the gain from the sale of the beef division assets. Certain costs were allocated to the beef division which are not deductible for tax purposes, resulting in a higher effective tax rate. The 1996 effective tax rate included reduced state income taxes, and the tax rate was impacted by an adjustment to the liability for deferred income taxes to reflect the Company's current assessment of tax contingencies provided for in prior years.

ENVIRONMENTAL MATTERS

The  Company  has  a strong financial commitment to environmental  matters.
During the first six months of fiscal 1997 the Company invested approximately $17.2 million in water quality facilities, including capital outlays to build and upgrade facilities and day-to-day operations of waste-water facilities.

                             TYSON FOODS, INC.

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

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

On April 13, 1995, a purported shareholder's derivative action (the "Action") was filed by a single shareholder on the Company's behalf in the Court of Chancery of Delaware against the directors and principal shareholders of the Company. The Action alleged that such persons breached their fiduciary duties to the Company as a result of their approval and/or participation in certain transactions in fiscal year 1994 between the Company and various officers and directors or their affiliates, including certain lease, poultry supply, poultry grow-out, wastewater treatment and research and development service arrangements (such transactions being more fully described under the caption "Certain Transactions" in the Company's Proxy Statement for its 1995 Annual Meeting). Additionally, the Action alleged that the compensation and expense reimbursements paid to the
Company's Senior Chairman in fiscal year 1994, and the expense reimbursements paid to him in fiscal year 1993, were excessive. The Action sought various remedies, including (i) voiding of the challenged transactions and an accounting of profits derived therefrom, (ii) damages resulting from the challenged transactions, and (iii) costs, expenses and attorney fees. The Company was named as a nominal defendant in the Action, but no claim was asserted against it.

                             TYSON FOODS, INC.

On May 10, 1995, the defendants filed a Motion to Dismiss the Action claiming failure by the plaintiff to (i) make a pre-suit demand for action by the directors of the Company, (ii) obtain personal jurisdiction over certain shareholder defendants, and (iii) state a claim upon which relief can be granted. On July 6, 1995, the Court of Chancery entered a stipulated order dismissing the Action without prejudice as to certain of the non-director defendants. The Motion to Dismiss as to the remaining defendants was held in abeyance while settlement discussions occurred. These settlement discussions culminated in the parties executing a Stipulation and Agreement of Compromise, Settlement and Release dated February 5, 1997 (the "Settlement") which proposed to settle the Action. The terms of the settlement included, among other things, that the Company form a committee of outside directors who will review, at least annually, the terms and fairness of all transactions between the Company, on the one hand, and its directors, officers or their affiliates, on the other, which are to be disclosed in the Company's proxy statements pursuant to Securities and Exchange Commission regulations. The Court of Chancery approved the Settlement by Order dated April 14, 1997 after the Company's shareholders had received notice of the Settlement and were given an opportunity to be heard concerning the Settlement's fairness.

Management  does  not  believe that the Settlement  will  have  a  material
adverse   effect  on  the  Company's  financial  position  or  results   of
operations.


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

                             TYSON FOODS, INC.

Also, the shareholders voted to approve an amendment to the Company's Amended and Restated Non-Statutory Stock Option Plan which increased the Class A Common Stock authorized for issuance thereunder by 4,000,000 shares. There were 731,042,506 votes for this amendment, 3,700,644 votes against and 414,065 votes abstained.

No other items were voted on at the annual meeting of shareholders or during the quarter ended March 29, 1997.

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

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended
March 29, 1997.

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

11   Statement Regarding Computation of Per Share Earnings        18-19

27   Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TYSON FOODS, INC.

Date:     May 12, 1997         /s/ Wayne Britt
          ------------            ------------------------------
                                  Wayne Britt
                                  Executive Vice President and
                                    Chief Financial Officer

Date:     May 12, 1997         /s/ James G. Ennis
          ------------            ------------------------------
                                  James G. Ennis
                                  Vice President, Controller and
                                    Chief Accounting Officer