Form 10-Q
period 1997-06-28
TYSON FOODS INC
filed 1997-08-12
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 28, 1997

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

          Yes   X         No
               ---            ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding June 28, 1997
------------------------------------         -------------------------
Class A Common Stock, $.10 Par Value          112,807,465 Shares
Class B Common Stock, $.10 Par Value          102,670,113 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                      PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          June 28, 1997 and September 28, 1996                           3

          Consolidated Condensed Statements of Income
          for the Three Months and Nine Months Ended
          June 28, 1997 and June 29, 1996                                4

          Consolidated Condensed Statements of Cash Flows
          for the Nine Months Ended June 28, 1997
          and June 29, 1996                                              5

          Notes to Consolidated Condensed Financial Statements         6-7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    8-11

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                         12

     Item 2.  Changes in Securities                                     12

     Item 3.  Defaults Upon Senior Securities                           12

     Item 4.  Submission of Matters to a Vote of Security Holders       13

     Item 5.  Other Information                                         13

     Item 6.  Exhibits and Reports on Form 8-K                       13-14

SIGNATURES                                                              15

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  (In millions except per share amounts)
                                            (Unaudited)
                                           June 28, 1997 September 28, 1996
ASSETS
Current Assets:
  Cash and cash equivalents                      $   37.8       $   36.6
  Accounts receivable                               539.4          547.1
  Inventories                                       999.8        1,027.4
  Assets held for sale                               17.4          155.5
  Other current assets                               24.6           43.7
                                                  _______        _______
Total Current Assets                              1,619.0        1,810.3
Net Property, Plant, and Equipment                1,911.0        1,869.2
Excess of Investments over Net Assets Acquired      714.2          731.5
Investments and Other Assets                        175.9          133.1
                                                 ________       ________
Total Assets                                     $4,420.1       $4,544.1
                                                 ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                  $   80.9       $   39.5
  Current portion of long-term debt                  47.5          129.2
  Trade accounts payable                            280.0          269.7
  Other accrued liabilities                         297.4          247.4
                                                  _______        _______
Total Current Liabilities                           705.8          685.8
Long-Term Debt                                    1,588.6        1,806.4
Deferred Income Taxes                               484.7          495.6
Other Liabilities                                    15.6           14.6
Shareholders' Equity:
  Common stock ($.10 par value):
   Class A-Authorized 900 million shares;
     issued 119.5 million shares at
     6-28-97 and 9-28-96                             12.0            8.0
   Class B-Authorized 900 million shares;
     issued 102.7 million shares at
     6-28-97 and 9-28-96                             10.3            6.8
  Capital in excess of par value                    375.2          375.4
  Retained earnings                               1,348.2        1,232.4
  Currency translation adjustment                    (2.2)          (2.8)
                                                  _______        _______
                                                  1,743.5        1,619.8
Less treasury stock, at cost-
  6.7 million shares at 6-28-97 and
  4.8 million shares at 9-28-96                     115.6           75.4
Less unamortized deferred compensation                2.5            2.7
                                                 ________       ________
Total Shareholders' Equity                        1,625.4        1,541.7
                                                 ________       ________
Total Liabilities and Shareholders' Equity       $4,420.1       $4,544.1
                                                 ========       ========
The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                (Unaudited)

                                 Three Months Ended     Nine Months Ended
                                 ___________________    _________________

                                 June 28,  June 29,     June 28, June 29,
                                   1997      1996         1997     1996
                                 ________  ________     ________ ________
Sales                           $1,591.2    $1,628.2   $4,693.4  $4,762.7
Cost of Sales                    1,323.2     1,398.9    3,914.8   4,037.0
                                ________    ________   ________  ________
Gross Profit                       268.0       229.3      778.6     725.7

Expenses:
  Selling                          136.1       141.0      386.4     410.3
  General and administrative        25.1        25.0       73.9      77.7
  Amortization                       6.9         6.9       20.6      20.7
                                ________    ________   ________  ________
Operating Income                    99.9        56.4      297.7     217.0
Other Expense (Income):
  Interest                          28.1        32.9       83.2     101.0
  Foreign currency exchange                                           9.0
  Other                                          0.3      (39.4)     (2.5)
                                ________    ________   ________  ________
Income Before Taxes on Income
  and Minority Interest             71.8        23.2      253.9     109.5
Provision for Income Taxes          26.6         8.6      115.9      40.5
Minority Interest in Net Loss
  of Consolidated Subsidiary                                          3.3
                                ________    ________   ________  ________
Net Income                      $   45.2    $   14.6   $  138.0  $   72.3
                                ========    ========   ========  ========

Average Shares Outstanding         217.5       218.0      218.6     218.0
                                   =====       =====      =====     =====
Earnings Per Share                 $0.21       $0.07      $0.63     $0.33
                                   =====       =====      =====     =====
Cash Dividends Per Share:

  Class A                        $0.0250     $0.0200    $0.0700   $0.0600
                                 =======     =======    =======   =======
  Class B                        $0.0225     $0.0180    $0.0630   $0.0540
                                 =======     =======    =======   =======






The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)
                                                      Nine Months Ended
                                                      _________________

                                                    June 28,     June 29,
                                                      1997         1996
                                                    _________    _________
Cash Flows from Operating Activities:
  Net income                                         $138.0        $72.3
  Adjustments to reconcile net income to cash
   provided by (used for) operating activities:
    Depreciation                                      151.7        159.1
    Amortization                                       20.6         20.7
    Deferred income taxes                             (10.9)        (2.5)
    Foreign currency exchange loss                                   9.0
    Minority interest                                               (3.3)
    (Gain)Loss on dispositions of assets              (42.0)         3.2
    (Increase)decrease in accounts receivable           7.7       (102.1)
    (Increase)decrease in inventories                  27.6       (128.3)
    Increase in trade accounts payable                 10.3          5.9
    Net change in other current assets
       and liabilities                                 68.2          8.9
                                                      _____       ______
Cash Provided by Operating Activities                 371.2         42.9
Cash Flows from Investing Activities:
  Additions to property, plant and equipment         (219.4)      (167.0)
  Proceeds from sale of property, plant and equipment 206.6          8.9
  Net change in other assets and liabilities          (44.9)       (27.0)
                                                      _____       ______
Cash Used for Investing Activities                    (57.7)      (185.1)
Cash Flows from Financing Activities:
  Net change in notes payable                          41.4        (24.6)
  Proceeds from long-term debt                        102.4        489.3
  Repayments of long-term debt                       (401.9)      (325.2)
  Purchase of treasury shares                         (41.6)        (1.3)
  Other                                               (12.7)       (12.0)
                                                      _____       ______
Cash Provided by (Used for) Financing Activities     (312.4)       126.2
Effect of Exchange Rate Change on Cash                  0.1          0.5
                                                      _____       ______
Increase(decrease) in Cash and Cash Equivalents         1.2        (15.5)
Cash and Cash Equivalents at Beginning of Period       36.6         33.1
                                                     ______       ______
Cash and Cash Equivalents at End of Period            $37.8        $17.6
                                                     ======       ======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                         $108.0        $95.2
    Income taxes                                      $94.8        $40.9
The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended September 28, 1996. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of June 28, 1997 and September 28, 1996 and the results of operations for the three months and nine months ended June 28, 1997 and June 29, 1996, and cash flows for the nine months ended June 28, 1997 and June 29, 1996. The results of operations for the three months and nine months ended June 28, 1997 and June 29, 1996, and cash flows for the nine months ended June 28, 1997 and June 29, 1996, are not necessarily indicative of the results to be expected for the full year.

The Notes to Consolidated Financial Statements for the fiscal year ended September 28, 1996, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the nine months ended June 28, 1997, except as disclosed in notes below.


2.   Common Stock Split

On January 10, 1997, the Company's Board of Directors authorized a three-for-two stock split in the form of a stock dividend effective February 15, 1997 for shareholders of record on February 1, 1997. All references to numbers of shares, per share amounts and average shares outstanding in the consolidated condensed financial statements have been restated.

                             TYSON FOODS, INC.

3.   Acquisitions

On August 1, 1997, the Company acquired Mallard's Food Products, Inc. for a combination of Company Class A common stock and cash. See Part II Item 2 Changes in Securities.


4.   Disposition of Assets

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


5.   Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of the following:
                                                   (In millions)
                                             June 28,     September 28,
                                               1997            1996
                                             ________     ____________

     Finished and work-in-process             $492.9           $481.1
     Live poultry and hogs                     350.9            362.2
     Seafood related products                   23.8             51.4
     Hatchery eggs and feed                     62.5             63.8
     Supplies                                   69.7             68.9
                                              ______         ________
     Total                                    $999.8         $1,027.4
                                              ======         ========


6.   Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The impact of adopting Statement No. 128 will not change primary earnings per share for the third quarters ended June 28, 1997 and June 29, 1996. Primary earnings per share for the nine months ended
June 28, 1997 would increase to $0.64 and the nine months ended June 29, 1996 would remain unchanged.

                             TYSON FOODS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

For the nine months ended June 28, 1997, net cash totaling $371.2 million was provided by all operating activities. Operations provided $257.4 million in cash and $113.8 million was provided by net changes in receivables, inventories, payables and other items. Additionally, the Company used cash from operations and proceeds from the sale of the beef division assets to pay down debt by $258.1 million and to fund $219.4 million of property, plant and equipment additions. The expenditures for property, plant and equipment were related to acquiring new equipment, upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.

At June 28, 1997, working capital was $913.2 million compared to $1,124.5 million at 1996 fiscal year-end, a decrease of $211.3 million. The current ratio at June 28, 1997 was 2.3 to 1 compared to 2.6 to 1 at September 28, 1996. Working capital has decreased since year-end primarily due to decreases in inventories and assets held for sale offset somewhat by a decrease in the current portion of long-term debt. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available. Long-term debt has decreased $217.8 million while total debt has decreased $258.1 million since September 28, 1996. At June 28, 1997, total debt was 51.4% of total capitalization compared to 56.2% at September 28, 1996.

The Company has two unsecured revolving credit agreements totaling $1.25 billion which support the Company's commercial paper program. The $1 billion facility expires in May 2002. At June 28, 1997, $776.4 million was outstanding under the $1 billion facility consisting of $556.4 million in commercial paper and $220.0 million drawn under the revolver. The $250 million facility expires in May 1998. At June 28, 1997, all of the $250 million facility was available. Additional outstanding long-term debt at June 28, 1997 consisted of $348.6 million of public debt, $259.6 million of institutional notes, $150.7 million in leveraged equipment loans and $53.3 million of other indebtedness.

In January 1997, the Company re-instituted its stock repurchase program which authorizes the purchase of up to 17 million shares (on a post-split basis) of the Company's Class A common stock in open market or privately negotiated transactions. The Company intends to utilize shares repurchased under the program to fund benefit plans, increase treasury stock and offset treasury stock issued pursuant to the acquisition of Mallard's Food Products, Inc. (See Part II Item 2 Changes in Securities). No timetable has been set for completion of the repurchase program. To date in fiscal 1997 the Company has purchased approximately 2.1 million shares in the open market under the repurchase program.

                             TYSON FOODS, INC.

In 1996, the Company announced it was terminating the Tyson Foods, Inc. Employee Stock Ownership Plan (the "ESOP") and the Tyson Foods, Inc. Profit Sharing Plan and Trust (the "Profit Sharing Plan"), each of which holds shares of the Company's Class A common stock. During the third quarter of fiscal 1997, in addition to open market purchases, the Company purchased 281,269 shares from the ESOP participants. The purchase price of these shares has been based upon their fair market value as quoted on the Nasdaq National Market. In addition, the Company also anticipates purchasing approximately 2.25 million shares of Class A common stock from the Profit Sharing Plan prior to the end of the calendar year. The purchase price of these shares will be based upon their fair market value as quoted on the Nasdaq National Market.

RESULTS OF OPERATIONS

The Company has previously experienced intermittent disruptions in its Russian markets and lower than expected prices for leg quarters and related dark meat products. Although shipments to Russia are currently moving at acceptable levels, such lower prices together with tariffs, custom regulations and other increased costs associated with these exports have diminished net returns. The Company is unable to predict when such returns will improve. Further disruptions of shipments to or the temporary loss of these markets could also result in inventory accumulations.

Sales for the third quarter of fiscal 1997 decreased 2.3% from the same quarter of fiscal 1996. This decrease is largely attributable to the sale of the Company's beef and pork further-processing operations during the first quarter of fiscal 1997. Excluding sales related to these operations, total sales for the third quarter of fiscal 1997 increased 2.4% over last year's comparable sales for the same quarter. Consumer poultry sales accounted for an increase of 2.2% of the total change in sales for the third quarter of fiscal 1997 as compared to the same quarter of fiscal 1996. This increase was mainly due to a 2.5% increase in average sales prices and a 0.3% increase in tonnage.

Mexican Original products and prepared foods sales as a group accounted for an increase of 0.1% of the total change in sales for the third quarter of fiscal 1997 as compared to the same quarter of fiscal 1996. This increase was primarily due to a 2.3% increase in tonnage partially offset by a 0.1% decrease in average sales prices. Seafood sales accounted for a decrease of 1.3% of the change in total sales for the third quarter of fiscal 1997 as compared to the same quarter of fiscal 1996. This decrease was due to an 18.4% decrease in tonnage and a 9.0% decrease in average sales prices. The seafood operations continue to be affected by the availability of some species of fish as well as reduced pricing on some products and other regulations which limit its source of supply. Sales of live swine, animal foods, by-products, and other as a group accounted for an increase of 1.2% of the change in total sales for the third quarter of fiscal 1997 as compared to the same quarter of fiscal 1996.

Sales for the first nine months of fiscal 1997 decreased 1.5% from the same period of fiscal 1996. This decrease is largely attributable to the sale of the Company's beef and pork further-processing operations during the first quarter of fiscal 1997 and the discontinuance of consolidation of Trasgo, the Company's Mexican joint venture, at the end of the second quarter of

                             TYSON FOODS, INC.

fiscal 1996. Excluding sales related to these operations, total sales for the first nine months of fiscal 1997 increased 5.0% over last year's comparable sales for the same period. This increase was largely due to consumer poultry sales which accounted for an increase of 3.0% of the change in total sales for the first nine months of fiscal 1997 as compared to the same period of fiscal 1996. This increase in consumer poultry sales was primarily due to an increase in average sales prices of 6.2% offset somewhat by a decrease in tonnage of 2.2%.

Mexican Original products and prepared foods sales as a group accounted for a decrease of 0.2% of the change in total sales for the first nine months of fiscal 1997 as compared to the same period of fiscal 1996. This decrease was primarily due to a 2.6% decrease in tonnage as well as a 1.7% decrease in average sales prices. Seafood sales accounted for a decrease of 0.4% of the change in total sales for the first nine months of fiscal 1997 as compared to the same period of fiscal 1996. This decrease was due to a 10.8% decrease in average sales prices partially offset by a 2.1% increase in tonnage. Sales of live swine, animal foods, by-products, and other as a group accounted for an increase of 0.3% of the change in total sales for the first nine months of fiscal 1997 as compared to the same period of last year.

Cost of goods sold for the third quarter of fiscal 1997 decreased 5.4% compared to the same quarter of fiscal 1996, which in part is attributable to the sale of the Company's beef and pork further-processing operations. Excluding cost of sales related to these operations, total cost of sales for the third quarter of fiscal 1997 decreased 0.9% over last year's comparable cost of sales for the same quarter. The cost of ingredients used in feed for poultry and swine and the ingredients used in Mexican Original operations during the third quarter of fiscal 1997 decreased in comparison with the same quarter of last fiscal year. However, these costs did not moderate as much as management had anticipated. As a percent of sales, cost of sales was 83.2% for the third quarter of fiscal 1997 compared to 85.9% in the third quarter of fiscal 1996.

Cost of goods sold decreased 3.0% for the first nine months of fiscal 1997 compared to the same period of fiscal 1996, which in part is attributable to the sale of the Company's beef and pork further-processing operations and the discontinuance of consolidation of Trasgo. Excluding cost of sales related to these operations, total cost of sales for the first nine months of fiscal 1997 increased 3.4% over last year's comparable cost of sales for the same period. This increase is mainly the result of the increase in sales and significant increases in the cost of ingredients used in feed for poultry and swine and the ingredients used in Mexican Original operations during the first nine months of fiscal 1997. As a percent of sales, cost of sales was 83.4% for the first nine months of fiscal 1997 compared to 84.8% in the same period of fiscal 1996.

Operating expenses decreased 2.8% for the third quarter of fiscal 1997 from the same quarter of fiscal 1996. This decrease is mostly due to the sale of the beef division assets in the first quarter of fiscal 1997. Selling expense, as a percent of sales, decreased to 8.6% for the third quarter of fiscal 1997 as compared to 8.7% for the third quarter of fiscal 1996.

                             TYSON FOODS, INC.

General and administrative expense, as a percent of sales, was 1.6% in the third quarter of fiscal 1997 compared to 1.5% in the same period last year. Amortization expense, as a percent of sales, was 0.4% in the third quarter of fiscal 1997 and 1996.

Operating expenses decreased 5.5% for the first nine months of fiscal 1997 from the same period of fiscal 1996. This decrease in expenses for the first nine months is also due to the sale of the beef division assets in the first quarter of fiscal 1997 and the discontinuance of consolidation of Trasgo. Selling expense, as a percent of sales, decreased to 8.2% for the first nine months of fiscal 1997 as compared to 8.6% for the same period of fiscal 1996. General and administrative expense, as a percent of sales, was 1.6% in the first nine months of fiscal 1997 and 1996. Amortization expense was 0.4% of sales in the first nine months of fiscal 1997 and 1996.

Interest expense decreased 14.6% for the third quarter of fiscal 1997 compared to the same quarter of fiscal 1996. The Company had a lower level of borrowing which decreased the Company's average indebtedness by 12.9% over the same period last year due to paying down debt with funds generated from operations and proceeds from the sale of the beef division assets. The weighted average interest rate of all Company debt increased to 6.9% compared to 6.8% for the same period last year.

Interest expense decreased 17.6% in the first nine months of fiscal 1997 compared to the same period of fiscal 1996. The Company had a lower level of borrowing which decreased the Company's average indebtedness by 11.3% from the same period last year. The weighted average interest rate of all Company debt decreased to 6.8% compared to 7.0% for the same period last year.

Other income includes the $41.0 million pre-tax gain from the sale of the beef division assets.

The effective income tax rate for the third quarter and first nine months of fiscal 1997 was 37.0% and 45.6%, respectively, compared to 37.1% and 37% for the same periods of fiscal 1996. The first nine months effective tax rate was impacted by the taxes on the gain from the sale of the beef division assets. Certain costs were allocated to the beef division which are not deductible for tax purposes, resulting in a higher effective tax rate. The 1996 effective tax rate included reduced state income taxes, and the tax rate was impacted by an adjustment to the liability for deferred income taxes to reflect the Company's current assessment of tax contingencies provided for in prior years.


ENVIRONMENTAL MATTERS

The  Company  has  a strong financial commitment to environmental  matters.
During the first nine months of fiscal 1997 the Company invested approximately $26.0 million in water quality facilities, including capital outlays to build and upgrade facilities and day-to-day operations of waste-water facilities.

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

Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) changes in the availability and relative costs of labor and contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins, all of which may impact the Company's pricing power; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations;
(vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety laws, and laws regulating fishing and seafood processing activities; (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (ix) the effect of, or changes in, general economic conditions.


                        PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           Not Applicable

Item 2.    Changes in Securities

On August 1, 1997, the Company acquired Mallard's Food Products, Inc. ("Mallard's") for a combination of Company Class A common stock and cash. The Company issued 1,058,518 shares of Class A common stock and paid $4,000,000 in cash to the Mallard's shareholders. The Company relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Act"), in issuing the shares without registration under the Act. Mallard's, with annual sales of approximately $40 million, is the nation's third largest producer of refrigerated gourmet pasta and sauce products and has two processing plants located in Modesto, California.


Item 3.    Defaults Upon Senior Securities

           Not Applicable

                             TYSON FOODS, INC.


Item 4.    Submission of Matters to a Vote of Security Holders

           Not Applicable

Item 5.    Other Information

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended
June 28, 1997.

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

4(a) Amendment No. 2 to First Amended and Restated Credit         16-47
     Agreement, dated as of May 23, 1997, by and among the Company, as Borrower, the banks party thereto, The Chase
     Manhattan Bank, N.A., Chemical Bank, Cooperative Centrale
     Raiffeisen-Boerenleenbank, B.A. (Rabobank Nederland),
     Morgan Guaranty Trust Company of New York, National
     Westminster Bank Plc, NationsBank of Texas, N.A., and
     Societe Generale as Co-Agents and Bank of America
     National Trust and Savings Association, as Agent.

4(b) Amendment No. 2 to Fourth Amended and Restated Credit        48-84
     Agreement, dated as of May 23, 1997, by and among the Company, as Borrower, the banks party thereto, The Chase
     Manhattan Bank, N.A., Chemical Bank, Cooperative Centrale
     Raiffeisen-Boerenleenbank, B.A. (Rabobank Nederland),
     Morgan Guaranty Trust Company of New York, National
     Westminster Bank Plc, NationsBank of Texas, N.A., and
     Societe Generale as Co-Agents and Bank of America
     National Trust and Savings Association, as Agent.

11   Statement Regarding Computation of Per Share Earnings        85-86

27   Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TYSON FOODS, INC.

Date:     August 11, 1997         /s/ Wayne Britt
          ---------------         ------------------------------
                                  Wayne Britt
                                  Executive Vice President and
                                    Chief Financial Officer

Date:     August 11, 1997         /s/ James G. Ennis
          ---------------         ------------------------------
                                  James G. Ennis
                                  Vice President, Controller and
                                    Chief Accounting Officer