Form 10-K405
period 1997-09-27
TYSON FOODS INC
filed 1997-12-10
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended September 27, 1997

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

Registrant's telephone number, including area code: (501) 290-4000

Securities Registered Pursuant to Section 12(b) of the Act:
     Title of Each Class      Name of Each Exchange on Which Registered
     -------------------      -----------------------------------------
     Class A Common Stock,         New York Stock Exchange, Inc.
      Par Value $.10

Securities Registered Pursuant to Section 12(g) of the Act:
     Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

On September 27, 1997, the aggregate market value of the Class A Common and Class B Common voting stock held by non-affiliates of the registrant was $2,343,655,485 and $1,659,135, respectively.

On September 27, 1997, there were outstanding 110,774,912 shares of the registrant's Class A Common Stock, $.10 par value, and 102,670,113 shares of its Class B Common Stock, $.10 par value.

                            Page 1 of 71 Pages
             The Exhibit Index appears on pages 22 through 28

                    DOCUMENTS INCORPORATED BY REFERENCE

The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of this Annual Report on Form 10-K: (i) pages 26-48 and back cover of the registrant's Annual Report to Shareholders for fiscal year ended September 27, 1997 (the "Annual Report") which are filed as Exhibit 13 to this Form 10-K and (ii) the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held January 9, 1998 (the "Proxy Statement").

                                  PART I

     Item 1.  Business


       Pages 28 through 31 of the Annual Report under the caption "Management's Discussion and Analysis."


                                  PART II


       Item   5.   Market  for  Registrant's  Common  Equity  and   Related
Stockholder Matters

     Pages 37 and 48 of the Annual Report under the caption "Capital Stock" and "Price of Company's Common Stock."


     Item 6.  Selected Financial Data

      Page 27 of the Annual Report under the caption "Eleven-Year Financial Summary."


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Pages 28 through 31 of the Annual Report under the caption "Management's Discussion and Analysis."

     Item 8.  Financial Statements and Supplementary Data

      Pages 32 through 46 of the Annual Report under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors."

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

                                  PART I
ITEM 1.  BUSINESS

General

      Tyson Foods, Inc. and its various subsidiaries (collectively, the "Company") produce, market and distribute a variety of food products consisting of value-enhanced poultry; fresh and frozen poultry; value-enhanced seafood products; fresh and frozen seafood products and prepared foods and other products such as flour and corn tortillas and chips. Additionally, the Company has live swine, animal feed and pet food ingredients operations. The Company's integrated operations consist of breeding and rearing chickens, harvesting seafood, as well as the processing, further-processing and marketing of these food products. The Company's products are marketed and sold to national and regional grocery chains, regional grocery wholesalers, clubs and warehouse stores, military commissaries, industrial food processing companies, national and regional chain restaurants or their distributors, international export companies and domestic distributors who service restaurants, foodservice operations such as plant and school cafeterias, convenience stores, hospitals and other vendors. Sales are made by the Company's sales staffs located in
Springdale, Arkansas, in regions throughout the United States and in several foreign countries. Additionally, sales to the military and a portion of sales to international markets are made through independent brokers and trading companies. The Company conducts the major portion of its business activities on a vertically integrated basis and considers its business to be one industry segment, that of "food products." The Company commenced business in 1935, was incorporated in Arkansas in 1947, and was reincorporated in Delaware in 1986.

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

      The Company's integrated poultry processes include genetic research, breeding, hatching, rearing, ingredient procurement, feed milling, veterinary and other technical services, and related transportation and delivery services. The Company contracts with independent growers to maintain the Company's flocks of breeder chicks which, when grown, lay the eggs which the Company transfers to its hatcheries and hatch into broiler chicks. Newly hatched broiler chicks are vaccinated and are then delivered to independent contract growers who care for and feed the broiler chicks until they reach processing weight, usually from the end of the fourth to the eighth week. During the broiler growout period, the Company provides growers with feed, vitamins and medication for the broilers, if needed, as well as supervisory and technical services. The broilers are then transported by the Company to its nearby processing plants. The Company processed approximately 5.6 billion pounds of consumer poultry during fiscal 1997.

     The Company's farrow to finish swine operations, which include genetic and nutritional research, breeding, farrowing and feeder pig finishing and the marketing of live swine to regional and national packers, are conducted in Arkansas, North Carolina, Oklahoma, Missouri and Alabama. The Company sold approximately 1.8 million head of market weight live swine in fiscal 1997.

     The Company is the leading manufacturer, marketer and distributor of branded surimi-based seafood offerings including analog crabmeat, lobster, shrimp and scallops. Additionally, the Company's seafood operations consist of one of the largest catching and at-sea processing fleets in the North Pacific. These vessels harvest a wide range of species of bottomfish and shellfish year-round off the coasts of Alaska, Washington and Oregon. The catch is either processed at sea or in shore-based processing facilities into a variety of product forms. The Company's long-term strategy for seafood products continues to be a plan of using its marketing and distribution channels to expand sales opportunities while using its research and development resources to create additional value-enhanced seafood products.

     The Company's Mexican Original operations produce flour and corn tortilla products for Mexican restaurants and other major customers.

     Mallard's Food Products, Inc., which was acquired in August 1997, and Culinary Foods, Inc., produce specialty pasta and meat dishes. These products are included in the other prepared foods category.

     The Company's by-products operations convert inedible poultry by-products into high-grade pet food and animal feed ingredients.

Sources of Revenue

      The principal revenue sources of the Company include value-enhanced poultry products, fresh and frozen poultry products, Mexican Original products, frozen dinner products, seafood products, live swine operations, animal foods, by-products, and other products. In the first quarter of 1997, the Company sold the beef further-processing plants and closed the pork further-processing plant. Revenue for 1996 and 1995 include value-enhanced beef and pork products. The following table sets forth the relative sources of the Company's revenues for the last three fiscal years.

                                                    For Fiscal Year Ended
                                                    ---------------------
                                                     1997   1996   1995
                                                     ----   ----   ----
Consumer poultry products:
  Value-enhanced poultry (1)                          69%    63%    64%
  Basic poultry (2)                                   14     15     11
                                                     ---    ---    ---
Total consumer poultry                                83     78     75
Beef and pork (3)                                      0      5      9
Mexican Original products and other prepared foods(4)  5      5      7
Seafood (5)                                            4      5      5
Animal foods, by-products, live swine and other        8      7      4
                                                     ---    ---    ---
Total                                                100%   100%   100%
                                                     ===    ===    ===

(1) Includes products such as chicken patties and nuggets, pre-cooked chicken, individually-quick-frozen chicken segments, pre-packaged and pre-priced poultry, Cornish game hens and other poultry products to which certain processes are added to enhance their value to the Company's customers.

(2) Includes fresh and frozen poultry products sold without value enhancements. The increase in this category for fiscal 1996 results from the acquisition of the U.S. broiler business of Cargill, Incorporated and McCarty Farms, Inc., in September 1995.

(3) Previously included value-enhanced beef and pork products such as portion controlled steaks, chops and roasts, ground beef, chicken-fried steaks, meatloaf, hams, bacon and sausages. These products have been discontinued due to the sale of the Company's beef further-processing facilities and closure of the Company's pork further-processing operations in the first quarter of fiscal 1997.

(4) Includes flour and corn tortillas, corn chips, taco shells and filled tortilla specialty items; premium frozen dinners and other specialty items.

(5) Includes surimi-based products as well as breaded and battered seafood, fillets and crab.


Marketing and Distribution

      The Company seeks to develop and increase the demand for and market share of a product or product line through concentrated national and local advertising and other promotional efforts, stressing product quality and brand identification and meeting specific customer requirements. The Company's principal marketing strategy is to identify target markets for value-enhanced food products consisting primarily of poultry, Mexican Original and seafood. The Company concentrates production, sales and marketing efforts in order to appeal to and enhance the demand from those markets. The Company utilizes its national distribution system and customer support services to achieve a dominant market position for its products and identifies distinct markets through trade and consumer research.

      The Company's nationwide distribution system utilizes a network of food distributors which is supported by cold storage warehouses owned or leased by the Company, by public cold storage facilities and by the
Company's transportation system. The Company ships products from two Company-owned major frozen food distribution centers having a storage capacity of approximately 58 million pounds, from a network of public cold storages, from other owned or leased facilities or directly from plants. The Company has a total frozen storage capacity in excess of 118 million pounds, excluding public or outside cold storage. The Company's distribution centers facilitate accumulating frozen products so that it can fill and consolidate less-than-truckload orders into full truckloads, thereby decreasing shipping costs while increasing customer service. In addition, customers are provided with a selection of products that do not require large volume orders. The Company's distribution system enables it to supply large or small quantities of products to meet customer requirements anywhere in the continental United States.

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

       Foodservice products are sold under the following brands and registered trademarks: Tyson, Holly Farms, Weaver, Tastybird Tastybasted, Honey Stung, Tyson's Pride, HoneyBest, Wing Stingers, W.W. Flyers,
Signature Specialties, Flavor-Redi, Lady Aster, Quality Cuisine, Our Finest, Mexican Original, Louis Kemp, Arctic Ice, Enterprise, Crab Delights, Lobster Delights, Ocean Master and Sure Salad.

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

      Tyson, Weaver, Tyson Holly Farms, Mexican Original, Louis Kemp, Crab Delights, Lobster Delights, JAC Creative Foods, Captain JAC, SeaFest and Mallard's are registered trademarks under which the Company sells retail products.

      Retail products include: (a) frozen prepared foods consisting of separate lines of Tyson breaded chicken patties, chunks, fillets and tenders; Weaver breaded chicken tenders, nuggets, patties and fillets; Tyson premium plated dinners; Tyson and Weaver flavored chicken wings; Tyson complete meal kits; Tyson premium pot pies; Tyson and Mallard's meals; Tyson individually-quick-frozen chicken parts and breaded chicken patties and chunks; (b) refrigerated prepared foods consisting of separate lines of Tyson Holly Farms roasted ready-to-eat chicken; Tyson and Weaver sliced lunch meat; Tyson, Weaver and Holly Farms hot dogs; Tyson and Weaver deli meats; and Mexican Original tortillas and chips;(c) refrigerated Tyson Holly Farms chill pack poultry; (d) frozen and refrigerated Tyson Cornish game hens; and (e) seafood products which are marketed under the Louis Kemp brand of Crab Delights and Lobster Delights, as well as the JAC Creative Foods brands of Captain JAC and SeaFest.

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

      The Company's international division markets and sells throughout the world the full line of Tyson products, including poultry, Mexican Original products and seafood. The international division exported to 61 countries in fiscal 1997. Major markets include Russia, Japan, China/Hong Kong, Puerto Rico, Singapore, South Africa and Mexico. The Company also exported to Canada, certain Middle Eastern countries and many countries in the Caribbean.

     The Company continues to believe that Southeast Asia offers tremendous potential in terms of developing fully-integrated poultry facilities. A memorandum of understanding has been signed with the Kuok Group to develop up to ten poultry production and processing complexes in China. The Company has also established a joint venture called Fil-Am Foods, Inc. with Aboitiz Equity Ventures, Inc. and PM Nutrition Company, Inc., a subsidiary of Purina Mills, Inc., to create a commercial feed and swine operation in the Philippines. Meanwhile, the Company's joint venture operation in Mexico has grown under economically difficult conditions. The Company has also entered into a distribution agreement for the sale of products in Russia and opened an office in Moscow allowing the Company to develop more direct contact with its customers. Cobb-Vantress, Inc., a wholly-owned subsidiary, has entered into a joint venture agreement with a Hong Kong company to build a 180 thousand capacity breeder farm in China. The Company also has a seafood processing joint venture in Shanghai, China. This joint venture is engaged in the value-added processing of seafood items.

      In 1995, the Company's International Division created a wholly-owned subsidiary called "World Resource, Inc." This subsidiary acts as a trading company which handles the acquisition, certification and transportation of primarily agricultural goods worldwide.

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

      In addition, raw material requirements for the Company's seafood operations are met by either purchasing in the open market or by the
Company's vessels harvesting a wide range of species of bottomfish and shellfish off the coasts of Alaska, Washington and Oregon. A large supply of bottomfish, one of the principal groups of fish harvested for human consumption, is found in the 200-mile U.S. exclusive economic zone off the coast of Alaska. This area also provides a significant quantity of crab for commercial harvesting; however, crab quotas have been severely limited in recent years. Following passage of the Magnuson Fishery Conservation and Management Act of 1976 (the "Magnuson Act"), the United States extended control over the management of offshore fishing resources from a 12-mile to a 200-mile exclusive economic zone by, among other things, establishing annual catch limits and allocating the available resources between U.S. and foreign catchers and processors. As a result of these government actions, the Company's ability to harvest seafood is subject to these limitations.

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

Regulation

      The Company's facilities for processing poultry and for housing live poultry and swine are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of its employees. The Company's poultry and Mexican Original processing and distribution facilities are also subject to extensive inspection and regulation by the United States Department of Agriculture. The cost of compliance with such laws and regulations has not had a material adverse effect upon the Company's capital expenditures, earnings or competitive position and it is not anticipated to have a material adverse effect in the future.

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

      To provide consumer reassurance of product integrity and safety, to create a quality point of difference from the competition, and to assume a position of measured industry leadership in production standards, the Company's seafood operation voluntarily complies with certain United States Department of Commerce regulations which enable it to show the United States Department of Commerce seal of approval (PUFI) on its primary products. Three of the Company's seafood manufacturing facilities are

United States Department of Commerce inspected and are participants in the government's pilot Hazard Analysis Critical Control Point (HACCP) program.

Employees and Labor Relations

      As of September 27, 1997, the Company employed approximately 59,400 persons. The Company believes that its relations with its workforce are good.

Set forth below is a listing of the Company facilities which have employees subject to a collective bargaining agreement together with the name of the union party to the collective bargaining agreement, the number of employees at the facility subject thereto and the expiration date of the collective bargaining agreement currently in effect.

Location                   Union      No. of People      Expiration Date
--------                   -----      -------------      ---------------
Chicago, IL                UFCW           1100          August 31, 1997 (1)
Gadsden/Blountsville, AL   Teamsters        28          March 31, 1998
Dardanelle, AR             UFCW           1003          October 31, 1998
Wilkesboro, NC             Teamsters      1507          November 1, 1998
Glen Allen, VA             UFCW            858          November 1, 1998
Gadsden, AL                RWDSU          1130          November 8, 1998
Jacksonville, FL           Teamsters       662          December 31, 1998
Ashland, AL                UFCW            887          February 24, 1999
Pine Bluff, AR             UFCW            247          October 10, 1999
Shelbyville, TN            RWDSU           950          November 13, 1999
Jackson, MS                UFCW           1069          December 31, 1999
Center, TX                 UFCW            983          February 5, 2000
Buena Vista, GA            RWDSU          1204          November 1, 2000
Carthage, TX               UFCW            819          November 8, 2000

The Company has not experienced any strike or work stoppage which had a material impact on operations.

(1) Prior to August 31, 1997, an election was held in which the Chicago Truck Drivers Union was elected to represent the employees of the Company's Chicago, Illinois facility. The UFCW has protested the results of that election to the National Labor Relations Board ("NLRB"). The Company anticipates that, upon a final determination of the matter by the NLRB, the Company will enter into a new collective bargaining agreement with either the UFCW or the Chicago Truck Drivers Union.

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

ITEM 2.  PROPERTIES

      The Company currently has production and distribution operations in the following states: Alabama, Alaska, Arkansas, California, Florida, Georgia, Illinois, Indiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington. Additionally, the Company, either directly or through its subsidiaries, has facilities in or participates in joint venture operations in Argentina, Brazil, Canada, China, Denmark, France, Hong Kong, India, Indonesia, Ireland, Japan, Mexico, the Philippines, Poland, South Africa, Spain, the United Kingdom and Venezuela.

      The principal poultry operations of the Company consist of 55 processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packaging, deboning or further-processing. The total slaughter capacity is approximately 37 million head per week.

     To support the above facilities the Company operates 31 feed mills and 58 broiler hatcheries with sufficient capacity to meet the needs of the poultry growout operations. In addition, the Company owns poultry cold storage facilities with a capacity of approximately 112.3 million pounds.

      The Company's Mexican Original products and prepared foods operations consist of eight processing plants, including two Mallard's Food Products, Inc., facilities located in Modesto, California acquired in August 1997. These operations are supported by five additional freezer storage facilities.

      The Company's seafood operations consist of 27 catching and at-sea processing vessels along with two freighters. The at-sea processing is supported by nine shore-based processing plants, five of which are dedicated to surimi processing.

      The Company's animal feed and pet food processing operations consist of seven rendering plants with the capacity to produce 19.5 million pounds of animal protein products per week supported by three freezer facilities. Thirteen ground pet food processing operations in connection with poultry processing plants are capable of producing 7.4 million pounds of product per week.

     The Company's live swine operations consist of 158 swine farrowing and nursery units and 389 swine finishing units. These swine growout operations are supported by three dedicated feed mills supplemented by the production from the poultry operations' feed mills. In addition, the Company operates a grain drying and two storage facilities in support of its swine feed mill operations.

      The Company owns its major operating facilities and vessels with the following exceptions: one poultry processing plant is leased under an agreement expiring in 2002 and one poultry emulsified operation facility and one poultry emulsified plant are leased month to month, 283 breeder farms are leased under agreements expiring at various dates through 1999, one freezer storage facility is leased under an agreement expiring in 1997, 64 swine farrowing and nursery units and 318 swine finishing units are leased under one to ten year renewable lease agreements and two seafood processing plants are leased under agreements expiring in 1998 and 2001.

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


ITEM 3.   LEGAL PROCEEDINGS

      As previously announced on June 20, 1997, the Company was notified that it was a target of the Office of Independent Counsel's (OIC) investigation of former Secretary of Agriculture Alphonso Michael Espy. No charges have been filed against the Company related to this investigation. The Company and its legal counsel are unable to estimate the amount or likelihood of potential loss, if any, that may result from the OIC's investigation or any subsequent proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Executive Officers of the Company

Officers of the Company serve one year terms from the date of their election, or until their successors are appointed and qualified. The name, title, age and year of initial election of the Company's executive officers are listed below:
                                                                      Year
Name                 Title                                    Age    Elected
----                 -----                                    ---    -------
Don Tyson            Senior Chairman of the                   67     1963
                     Board of Directors

Leland E. Tollett    Chairman of the Board of Directors       60     1966
                     and Chief Executive Officer

Donald E. Wray       President and Chief Operating Officer    60     1979


John H. Tyson        Vice Chairman of the                     44     1984
                     Board of Directors

Wayne Britt          Executive Vice President and             48     1977
                     Chief Financial Officer

Greg Lee             Executive Vice President, Sales,         50     1993
                     Marketing and Technical Services

David Purtle         Executive Vice President, Operations,    53     1985
                     Transportation and Warehousing

Gerard Dowd          Senior Vice President,                   46     1994
                     Foodservice Sales and Marketing

Steven Hankins       Senior Vice President,                   39     1997
                     Financial Planning and Shared Services

William Jaycox       Senior Vice President,                   51     1990
                     Human Resources

Roy Brown            President,                               45     1993
                     Seafood Division

William Kuckuck      President,                               43     1996
                     International Division

James Ennis          Vice President, Controller and           52     1996
                     Chief Accounting Officer

Dennis Leatherby     Vice President and Treasurer             37     1990

William Whitfield    Vice President,                          45     1997
                     Business Development and Analysis

Mary Rush            Secretary and Director of                63     1982
                     Investor Relations

David L. Van Bebber  Assistant Secretary                      41     1990

John H. Tyson is the son of Don Tyson. No other family relationships exist among the above officers. Mr. Don Tyson was appointed Senior Chairman of the Board of Directors in 1995 after previously serving as Chairman of the Board and Chief Executive Officer. Mr. Tollett was appointed Chief Executive Officer and Chairman of the Board of Directors in 1995 after serving as Chief Executive Officer and President since 1991 and Vice Chairman of the Board of Directors since 1994. Mr. Wray was appointed President and Chief Operating Officer in 1995 after serving as Chief Operating Officer since 1991. Mr. John H. Tyson was appointed Vice Chairman of the Board of Directors in 1997 after serving as President, Beef and Pork Division since 1993 and Vice President since 1987. Mr. Britt was appointed Executive Vice President and Chief Financial Officer in 1996 after serving as Senior Vice President, International Sales and Marketing since 1994 and Vice President, Wholesale Club Division since 1992. Mr. Lee was appointed Executive Vice President, Sales, Marketing and Technical Services in 1995 after serving as Senior Vice President, Sales and Marketing since 1993 and Division Vice President of Foodservice Sales and Marketing since 1988. Mr. Purtle was appointed Executive Vice President, Operations, Transportation and Warehousing in 1995 after serving as Senior Vice President, Operations since 1991. Mr. Dowd was appointed Senior Vice President, Foodservice Sales and Marketing in 1994 after serving as Vice President, Foodservice Sales and Marketing since 1993 and Vice President, Foodservice Sales since 1988. Mr. Hankins was appointed Senior Vice President, Financial Planning and Shared Services in 1997 after serving as Vice President, Management Information Systems since 1993 and Director of Data Processing since 1991. Mr. Jaycox was appointed Senior Vice President, Human Resources in 1995 after serving as Group Vice President, Human Resources since 1990. Mr. Brown was appointed President, Seafood Division in 1997 after serving as Senior Vice President, Seafood Division since 1993 and Vice President, Sales and Marketing, International Division since 1992. Mr. Kuckuck was appointed President, International Division in 1997 after serving as Senior Vice President, International Sales, Marketing and Operations since 1996 and Vice President and Managing Director of Southeast Asia since he joined Tyson in 1995. Prior to joining Tyson, Mr. Kuckuck was Vice President and Chief Operations Officer for Ralston-Purina's International Division since 1991. Mr. Ennis was appointed Vice President, Controller and Chief
Accounting  Officer in 1996 after serving as Corporate  Tax  Manager  since
1986. Mr. Leatherby was appointed Vice President and Treasurer in 1997 after serving as Treasurer since 1994 and Assistant Treasurer since 1990. Mr. Whitfield was appointed Vice President, Business Development and Analysis in 1997 after serving as Director of Accounting Operations since 1994 and Assistant Controller since 1982. Ms. Rush was appointed Secretary and Director of Investor Relations in 1992. Mr. Van Bebber was appointed Assistant Secretary in 1990.

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

      On September 27, 1997, there were approximately 35,199 holders of record of the Company's Class A Stock and 20 holders of record of the Company's Class B Stock, excluding holders in the security position listings held by nominees. The Company's Class A Stock is traded on the New York Stock Exchange under the symbol "TSN." No public trading market currently exists for the Class B Stock. Information regarding the high and low sales prices of the Company's Class A Stock is set forth in the table on page 48 of the Annual Report under the caption "Price of Company's Common Stock," which information is incorporated herein by reference.

      The Company has paid uninterrupted quarterly dividends on its common stock each year since 1977. On January 10, 1997, the Board of Directors increased the post-split annual dividend rate on Class A Stock to $.10 per share and fixed an annual dividend rate of $.09 per share for the Class B Stock, effective with the quarterly dividend paid on March 15, 1997. The Company has continued to pay quarterly dividends at the same rates through fiscal 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     See the information reflected under the caption "Eleven-Year Financial Summary" on page 27 of the Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       See the information reflected under the caption "Management's Discussion and Analysis" on pages 28 through 31 of the Annual Report, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      Market risks relating to the Company's operations result primarily from changes in interest rates, foreign exchange rates and commodity prices, as well as credit risk concentrations. To address these risks the Company enters into various hedging transactions as described below. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Foreign Currency and Interest Rate Risks

       The Company periodically enters into foreign exchange forward contracts and option contracts to hedge some of its foreign currency exposure. The Company uses such contracts to hedge exposure to changes in foreign currency foreign currency exchange rates, primarily Japanese yen, associated with sales denominated in foreign currency. Gains and losses on these contracts are deferred and recognized as an adjustment of the subsequent transaction when it occurs. Forward and option contracts generally have maturities not exceeding twelve months.

      The Company also hedges exposure to changes in interest rates on certain of its financial instruments. Under the terms of various leveraged equipment loans, the Company enters into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings. The maturity dates of these leveraged equipment loans range from 2005 to 2008 with interest rates ranging from 4.9% to 6.0%.

      As of September 27, 1997 and September 28, 1996, the stated or notional amounts of the Company's outstanding foreign currency and interest rate derivative financial instruments were as follows:

                                                 (IN MILLIONS)
------------------------------------------------------------------

                                             1997           1996

------------------------------------------------------------------
Interest rate swaps                         $147.7         $113.7
Foreign currency options                      42.5
Foreign forward exchange contracts                            0.5
==================================================================

Credit Risks

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. One customer located in Russia accounts for approximately 11% of total accounts receivable. No other single group or customer represents greater than 10% of total accounts receivable.

The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. The table presents for the Company's debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates or strike rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                         Interest Rate Sensitivity
             Principal (Notional) Amount by Expected Maturity
                       Average Interest (Swap) Rate
___________________________________________________________________________
(dollars in millions)    1998  1999  2000  2001  2002  There-  Total  Fair
                                                       after          Value
                                                                    9/27/97
___________________________________________________________________________
Liabilities

Long-term Debt, including Current Portion

 Fixed Rate             $94.6 $72.6 $77.4 $124.5 $31.4 $454.6 $855.1 $855.1
 Average Interest Rate   9.42% 9.46% 9.48% 8.27%  7.97%  6.70%  7.76%

 Variable Rate           -     -     -      -   $768.7  $29.0 $797.7 $797.7
 Average Interest Rate   -     -     -      -     5.68%  4.25%  5.63%

Interest Rate Derivative Financial Instruments Related to Debt

Interest Rate Swaps

  Pay Fixed             $13.6 $24.7 $15.8  $16.9 $18.0  $58.7 $147.7 $146.4
  Average Pay Rate       6.75% 6.87% 6.76%  6.73% 6.77%  6.69%  6.69%
  Average Receive Rate - USD 6 Month Libor.
===========================================================================

The following table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted-average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

                 Exposures Related to Derivative Contracts
               with United States Dollar Functional Currency
             Principal (Notional) Amount by Expected Maturity
   Average Forward Foreign Currency Exchange Rate (USD/Foreign Currency)
                           (dollars in millions)
___________________________________________________________________________

                     1998  1999  2000  2001  2002  There-  Total    Fair
                                                   after            Value
                                                                   9/27/97
___________________________________________________________________________
Related Forward Contracts to Sell Foreign Currencies for US$
Japanese Yen
   Notional Amount   -      -     -     -     -      -       -       -
   Average Contract
      Rate           -      -     -     -     -      -       -       -

Purchased Option Contracts to Sell Foreign Currencies for US$
Japanese Yen
  Notional Amount  $ 36.0  $ 6.5  -     -     -      -     $42.5    $38.8
  Weighted Average
     Strike Price  113.87 109.48  -     -     -     -        -       -
============================================================================

Commodities Risk

      The Company is a purchaser of certain commodities, primarily corn and soybeans. The Company uses commodity futures and purchased options for hedging purposes to reduce the effect of changing commodity prices on a portion of its commodity purchases. The contracts that effectively meet risk reductions and correlation criteria are recorded using hedge accounting. Gains and losses on hedge transactions are recorded as a component of the underlying inventory purchase.

The following table provides information about the Company's corn, soybean meal and other feed ingredient inventory and futures contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at September 27, 1997. For the futures contracts the table presents the notional amounts in bushels, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs one year from the reporting date. Contract amounts are used to calculate the contractual payments and quantity of corn and soybean meal to be exchanged under the futures contracts.

---------------------------------------------------------------------------
(In millions)                        Carrying amount     Fair value
---------------------------------------------------------------------------

On Balance Sheet Commodity Position
    and Related Derivatives
Corn, Soybean Meal and Other Feed
    Ingredient Inventory                $  28.4           $ 28.4

Corn Futures Contracts
  Contract Volumes
     (bushels)                        3,810,000               -
  Weighted Average Price
     (Per bushel)                       $  2.65               -
  Contract Amount
     ($US in millions)                  $  10.1           $  9.9

Soybean Meal Futures Contracts
  Contract Volumes (tons)                32,900               -
  Weighted Average Price
     (Per ton)                          $ 215.0               -
  Contract Amount
     ($US in millions)                  $   7.1           $  6.5
==========================================================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the information on pages 32 through 46 of the Annual Report under the caption "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors," which information is incorporated herein by reference. Other financial information is filed under Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      Pursuant to general instruction G(3) of the instructions to Annual Report on Form 10-K, certain information concerning the Company's executive officers is included under the caption "Executive Officers of the Company" in Part I of this Report. See the information set forth under the caption "Executive Compensation and Other Information" in the Proxy Statement, which information is incorporated herein by reference.

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

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a)    The following documents are filed as a part of this report:

            1. The following consolidated financial statements of the registrant included on pages 32 through 45 in the Company's Annual Report for the fiscal year ended September 27, 1997, and the Report of Independent Auditors, on page 46 of such Annual Report are incorporated herein by reference. Page references set forth in the index below are to page numbers in
                Exhibit 13 of this Form 10-K.
                                                                 Pages
                                                                 -----
       Consolidated Statements of Income                          47
       for the three years ended September 27, 1997

       Consolidated Balance Sheets at                             48
       September 27, 1997 and September 28, 1996

       Consolidated Statements of Shareholders' Equity for        49
       the three years ended September 27, 1997

       Consolidated Statements of Cash Flows                      50
       for the three years ended September 27, 1997

       Notes to Consolidated Financial Statements              51-63

       Report of Independent Auditors                             65

           2. The following additional information for the years 1997, 1996, and 1995 is submitted herewith. Page references are to the consecutively numbered pages of this Report on Form 10-K:

                                                                Pages
                                                                -----
       Report of Independent Auditors                             31

       Schedule VIII - Valuation and Qualifying                   32
       Accounts and Reserves for the three years ended
       September 27, 1997

     All other schedules are omitted because they are neither applicable nor required.

            3.  The exhibits filed with this report are listed in the
                Exhibit Index at the end of this Item 14.


            4. On September 9, 1997, the Company filed a Current Report on Form 8-K related to the definitive agreement and plan of merger with Hudson Foods, Inc.

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

3.2 Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, Commission File No. 0-3400, and incorporated herein by reference).

4.1 Form of Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee relating to the issuance of Debt Securities (previously filed as Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-3, filed with the Commission on May 8, 1995, Registration No. 33-58177, and incorporated herein by reference).

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

4.8 Second Amendment Agreement, dated as of June 29, 1996, to Amended and Restated Note Purchase Agreements, dated June 30, 1993, by and between the Company and various Purchasers as listed in the Purchaser Schedule attached to said agreement (previously filed as
           Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, Commission File No. 0-3400, and incorporated herein by reference).

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

4.11 Second Amendment Agreement, dated as of June 29, 1996, to Amended and Restated Note Agreement, dated June 30, 1993, by and between the Company and Purchasers as listed in the Purchaser Schedule attached to said agreement (previously filed as
           Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, Commission File No. 0-3400, and incorporated herein by reference).

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

10.4 Amendment No. 2 to First Amended and Restated Credit Agreement, dated as of May 23, 1997, by and among the Company, as Borrower, the banks party thereto, The Chase Manhatten Bank, N.A., Chemical Bank, Cooperative Centrale Raiffeisen-Boerenleenbank, B.A. (Rabobank Nederland), Morgan Guaranty Trust Company of New York, National Westminister Bank Plc, Nationsbank of Texas, N.A., and Societe Generale as Co-Agents and Bank of America National Trust and Savings Association, as Agent (previously filed as Exhibit 4(a) to the Company's Form 10-Q for the quarter ended June 28, 1997, Commission File No. 0-3400, and incorporated herein by reference).

10.5 Fourth Amended and Restated Credit Agreement, including all exhibits thereto, dated as of May 26, 1995, by and among the Company, as Borrower, The Chase Manhattan Bank N.A., Chemical Bank, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank Nederland), Morgan Guaranty Trust Company of New York, National Westminister Bank Plc, Nationsbank of Texas, N.A., and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Agent (previously filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.6 Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 24, 1996, by and among the Company, as Borrower, the banks party thereto, The Chase Manhatten Bank, N.A., Chemical Bank, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank Nederland), Morgan Guaranty Trust Company of New York, National Westminister Bank Plc, Nationsbank of Texas, N.A., and Societe Generale as Co-Agents and Bank of America National Trust and Savings Association, as Agent (previously filed as Exhibit 4(b) to the Company's Form 10-Q for the quarter ended June 29, 1996, Commission File No. 0-3400, and incorporated herein by reference).

10.7 Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of May 23, 1997, by and among the Company, as Borrower, the banks party thereto, The Chase Manhatten Bank, N.A., Chemical Bank, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank Nederland), Morgan Guaranty Trust Company of New York, National Westminister Bank Plc, Nationsbank of Texas, N.A., and Societe Generale as Co-Agents and Bank of America National Trust and Savings Association, as Agent (previously filed as Exhibit 4(b) to the Company's Form 10-Q for the quarter ended June 28, 1997, Commission File No. 0-3400, and incorporated herein by reference).

10.8 Issuing and Paying Agency Agreement dated July 1, 1993, between the Company and Morgan Guaranty Trust Company of New York, (previously filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

10.9 Commercial Paper Dealer Agreement dated July 1, 1993, between the Company and Merrill Lynch Money Markets, Inc. (previously filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

10.10 Commercial Paper Dealer Agreement dated July 1, 1993, between the Company and the First Boston Corporation (previously filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the period ended
           July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).


10.11 Commercial Paper Dealer Agreement dated July 1, 1993, between the Company and J.P. Morgan Securities, Inc. (previously filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the period ended
           July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

10.12 Commercial Paper Dealer Agreement dated July 1, 1993, between the Company and Bank of America National Trust and Savings Association (previously filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

10.13      Commercial     Paper    Dealer     Agreement     dated
           September 1, 1994, between the Company and Chase Securities, Inc. (previously filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.14 Tyson Foods, Inc. Senior Executive Performance Bonus Plan adopted November 18, 1994 (previously filed as
           Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

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

10.16 Profit Sharing Plan and Trust of Tyson Foods, Inc., as amended and restated through April 1, 1993; Amendment No.1 thereto, effective April 1, 1995; and terminating resolution, effective March 31, 1996 (previously filed as Exhibit 10(b) to the Company's Form 10-Q for the quarter ended March 30, 1996, Commission File No. 0-3400, and incorporated herein by reference).

10.17 Tyson Foods, Inc. Employee Stock Purchase Plan, as amended and restated through April 1, 1993; and Amendment Nos. 1 and 2 thereto, effective April 1, 1996 (previously filed as Exhibit 10(d) to the Company's Form 10-Q for the quarter ended March 30, 1996, Commission File No. 0-3400, and incorporated herein by reference).

10.18 Tyson Foods, Inc. Incentive Stock Option Plan of 1982, as amended and restated on September 5, 1987, (previously filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1987, Commission File No. 0-3400, and incorporated herein by reference).

10.19 Tyson Foods, Inc. Nonstatutory Stock Option Plan, as amended and restated on November 18, 1994, (previously filed as Exhibit 99 to the Company's Registration Statement on Form S-8 filed with the Commission on January 30, 1995, Commission File No. 33-54716, and incorporated herein by reference).

10.20 Tyson Foods, Inc. Employee Stock Ownership Plan as amended and restated through April 1, 1993; and terminating resolution, effective March 31, 1996 (previously filed as Exhibit 10(c) to the Company's Form 10-Q for the quarter ended March 30, 1996, Commission File No. 0-3400, and incorporated herein by reference).

10.21      Second Amended and Restated Employment Agreement dated     33-35
           August  1,  1997, between the Company and  Don  Tyson,
           Senior Chairman of the Board of Directors of the Company.

10.22 Retirement Savings Plan of Tyson Foods, Inc., qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, originally effective as of October 3, 1987, as amended and restated through January 1, 1993; and Amendments Nos. 1-5 thereto (previously filed as Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 30, 1996, Commission File No. 0-3400, and incorporated herein by reference).

10.23 Tyson Employee Retirement Income Savings Plan, as amended and restated effective April 1, 1987, (previously filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1987, Commission File No. 0-3400, and incorporated herein by reference).

10.24 Executive Savings Plan of Tyson Foods, Inc. effective April 1, 1991; and Amendment No.1 thereto, effective April 1, 1996 (previously filed and exhibit 10(e) to the Company's Form 10-Q for the quarter ended March 30, 1996, Commission File No. 0-3400, and incorporated herein by reference).

10.25 Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain of its executive officers (previously filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-3400, and incorporated herein by reference).

11         Statement Regarding Computation of Earnings Per Share.        36

12         Ratio of Earnings to Fixed Charges.                           37

13         Pages  26-48  and back cover of the Annual  Report  to     38-68
           Shareholders    for    the    fiscal    year     ended
           September 27, 1997.

21         Subsidiaries of the Company.                               69-70

23         Consent of Independent Auditors.                              71

27         Financial Data Schedule.

                                SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TYSON FOODS, INC.

                           By /s/ Wayne Britt         December 10, 1997
                              -------------------
                              Wayne Britt
                              Executive Vice President
                              and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Wayne Britt         Executive Vice President and   December 10, 1997
--------------------    Chief Financial Officer
Wayne Britt

/s/ Neely Cassady       Private Investor and           December 10, 1997
--------------------    Arkansas State Senator
Neely Cassady

/s/ James G. Ennis      Vice President, Controller     December 10, 1997
--------------------    and Chief Accounting Officer
James G. Ennis

/s/ Lloyd V. Hackley    President and CEO of Lloyd V.  December 10, 1997
--------------------    Hackley and Associates, Inc.
Lloyd V. Hackley

/s/ Gerald Johnston     Private Investor               December 10, 1997
--------------------
Gerald Johnston

/s/ Shelby D. Massey    Private Investor               December 10, 1997
--------------------
Shelby D. Massey

/s/ Joe F. Starr        Private Investor               December 10, 1997
--------------------
Joe F. Starr

/s/ Leland E. Tollett   Chairman of the Board of       December 10, 1997
---------------------   Directors and Chief
Leland E. Tollett       Executive Officer

/s/ Barbara Tyson       Vice President                 December 10, 1997
---------------------
Barbara Tyson

/s/ Don Tyson           Senior Chairman of the         December 10, 1997
---------------------   Board of Directors
Don Tyson

/s/ John H. Tyson       Vice Chairman of the           December 10, 1997
---------------------   Board of Directors
John H. Tyson

/s/ Fred S. Vorsanger   Vice President(Emeritus)       December 10, 1997
---------------------   University of Arkansas
Fred S. Vorsanger       and Private Investor

/s/ Donald E. Wray      President and Chief            December 10, 1997
---------------------   Operating Officer
Donald E. Wray

                     FINANCIAL STATEMENT SCHEDULE

                      REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Tyson Foods, Inc. as of September 27, 1997 and September 28, 1996, and for each of the three years in the period ended September 27, 1997, and have issued our report thereon dated November 14, 1997. Our audits also included the financial statement schedule listed in Item 14(a) in this annual report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



 Little Rock, Arkansas                              /s/ERNST & YOUNG LLP
 November 14, 1997                                  --------------------
                                                       ERNST & YOUNG LLP

                             TYSON FOODS, INC.
                              SCHEDULE VIII
              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Three Years Ended September 27, 1997

                           (Dollars in Millions)

                  Balance at  Charged to  Charged                  Balance
                  Beginning   Costs and   to Other   Additions     at End
Description       of Period    Expenses   Accounts (Deductions)   of Period
-----------       ----------  ---------   --------  -----------   ---------


Allowance for
  Doubtful Accounts

1997                $3.5        $2.0          0        ($1.1)        $4.4

1996                $3.6        $1.9          0        ($2.0)        $3.5

1995                $3.3        $1.1          0        ($0.8)        $3.6