Form 10-Q
period 1997-12-27
TYSON FOODS INC
filed 1998-02-10
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 27, 1997

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from__________________to_________________

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

          Yes   X         No
               ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding December 27, 1997
------------------------------------         -----------------------------
Class A Common Stock, $.10 Par Value           110,549,981 Shares
Class B Common Stock, $.10 Par Value           102,670,113 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                      PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          December 27, 1997 and September 27, 1997                       3

          Consolidated Condensed Statements of Income
          for the Three Months Ended
          December 27, 1997 and December 28, 1996                        4

          Consolidated Condensed Statements of Cash Flows
          for the Three Months Ended
          December 27, 1997 and December 28, 1996                        5

          Notes to Consolidated Condensed Financial Statements         6-8

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    8-11

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                      11-12

     Item 2.  Changes in Securities                                     12

     Item 3.  Defaults Upon Senior Securities                           12

     Item 4.  Submission of Matters to a Vote of Security Holders       12

     Item 5.  Other Information                                         12

     Item 6.  Exhibits and Reports on Form 8-K                       12-14

SIGNATURES                                                              15

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  (In millions except per share amounts)
                                                 (Unaudited)
                                                December 27,  September 27,
ASSETS                                              1997          1997
Current Assets:
  Cash and cash equivalents                      $   24.2     $   23.6
  Accounts receivable                               589.7        617.8
  Inventories                                       914.5        886.1
  Assets held for sale                                6.2          6.2
  Other current assets                               30.7         38.8
                                                  _______      _______
Total Current Assets                              1,565.3      1,572.5
Net Property, Plant, and Equipment                1,920.5      1,924.8
Excess of Investments over Net Assets Acquired      725.3        731.1
Investments and Other Assets                        193.1        182.6
                                                 ________     ________
Total Assets                                     $4,404.2     $4,411.0
                                                 ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                  $  138.8     $   37.3
  Current portion of long-term debt                  60.3         94.6
  Trade accounts payable                            269.0        290.3
  Other accrued liabilities                         280.8        298.8
                                                  _______      _______
Total Current Liabilities                           748.9        721.0
Long-Term Debt                                    1,491.7      1,558.2
Deferred Income Taxes                               502.7        506.1
Other Liabilities                                     4.2          4.2
Shareholders' Equity:
  Common stock ($.10 par value):
   Class A-Authorized 900 million shares;
     issued 119.5 million shares at
     12-27-97 and 9-27-97                            11.9         11.9
   Class B-Authorized 900 million shares;
     issued 102.7 million shares at
     12-27-97 and 9-27-97                            10.3         10.3
  Capital in excess of par value                    379.1        379.1
  Retained earnings                               1,430.6      1,390.8
  Currency translation adjustment                    (2.2)        (2.5)
                                                  _______      _______
                                                  1,829.7      1,789.6
  Less treasury stock, at cost-
   9.0 million shares at 12-27-97 and
   8.8 million shares at 9-27-97                    170.6        165.6
  Less unamortized deferred compensation              2.4          2.5
                                                 ________     ________
Total Shareholders' Equity                        1,656.7      1,621.5
                                                 ________     ________
Total Liabilities and Shareholders' Equity       $4,404.2     $4,411.0
                                                 ========     ========

The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                (Unaudited)

                                                   Three Months Ended
                                                   __________________

                                            December 27,       December 28,
                                                1997               1996
                                            ____________       ____________

Sales                                       $1,520.8           $1,527.9
Cost of Sales                                1,260.1            1,279.5
                                             -------            --------
Gross Profit                                   260.7              248.4
Expenses:
  Selling                                      125.6              125.1
  General and administrative                    31.3               23.5
  Amortization                                   5.9                6.8
                                             -------             -------
Operating Income                                97.9               93.0
Other Expense (Income):
  Interest                                      27.2               28.9
  Other                                         (0.6)             (41.5)
                                             -------             -------

Income Before Taxes on Income                   71.3              105.6
Provision for Income Taxes                      26.4               61.0
                                             -------             -------
Net Income                                     $44.9              $44.6
                                             =======             =======
Basic Average Shares Outstanding               213.3              217.4
                                               =====              =====
Basic Earnings Per Share                       $0.21              $0.21
                                               =====              =====
Diluted Average Shares Outstanding             215.0              219.4
                                               =====              =====
Diluted Earnings Per Share                     $0.21              $0.20
                                               =====              =====
Cash Dividends Per Share:

  Class A                                    $0.0250            $0.0200
  Class B                                    $0.0225            $0.0180












The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)
                                                    Three Months Ended
                                                    __________________
                                                 December 27,  December 28,
                                                     1997          1996
                                                 ____________  ____________
Cash Flows from Operating Activities:
  Net income                                          $44.9        $44.6
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation                                       51.7         51.1
    Amortization                                        5.9          6.8
    Deferred income taxes                              (3.4)        (0.1)
    (Gain)Loss on dispositions of assets                0.6        (41.4)
    Decrease in accounts receivable                    28.1         52.0
    (Increase)decrease in inventories                 (28.4)        38.9
    Decrease in trade accounts payable                (21.3)       (33.1)
    Net change in other current assets
       and liabilities                                 (9.9)        63.8
                                                      _____       ______
Cash Provided by Operating Activities                  68.2        182.6
Cash Flows from Investing Activities:
  Additions to property, plant and equipment          (50.3)       (44.6)
  Proceeds from sale of property, plant and equipment   2.4        186.5
  Net change in other assets and liabilities          (10.6)        (5.5)
                                                      _____       ______
Cash (Used for)Provided by Investing Activities       (58.5)       136.4
Cash Flows from Financing Activities:
  Net change in notes payable                         101.5        (34.3)
  Proceeds from long-term debt                         20.4         19.4
  Repayments of long-term debt                       (121.2)      (221.1)
  Purchases of treasury shares                         (5.5)
  Other                                                (4.2)        (2.9)
                                                      _____       ______
Cash Used for Financing Activities                     (9.0)      (238.9)
Effect of Exchange Rate Change on Cash                 (0.1)        (0.3)
                                                      _____       ______
Increase in Cash and Cash Equivalents                   0.6         79.8
Cash and Cash Equivalents at Beginning of Period       23.6         36.6
                                                     ______       ______
Cash and Cash Equivalents at End of Period            $24.2       $116.4
                                                     ======       ======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                          $45.8        $48.1
    Income taxes                                       $2.1         $1.3







The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended September 27, 1997. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of December 27, 1997 and September 27, 1997 and the results of operations and cash flows for the three months ended December 27, 1997 and December 28, 1996. The results of operations and cash flows for the three months ended December 27, 1997 and December 28, 1996, are not necessarily indicative of the results to be expected for the full year.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The Notes to Consolidated Financial Statements for the fiscal year ended September 27, 1997, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the three months ended December 27, 1997, except as disclosed in these notes.

2.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
                                                Quarter Ended
                                                 (In million)
                                      December 27,       December 28,
                                          1997               1996
                                      ------------       ------------
Numerator:
   Net Income                             $44.9              $44.6
                                          =====              =====
Denominator:
   Denominator for basic
     earnings per share-
     weighted average shares              213.3              217.4

   Effect of dilutive securities:
     Employee stock options                 1.7                2.0
                                          -----              -----
   Denominator for diluted
      earnings per share-
      adjusted weighted average
      shares and assumed conversions      215.0              219.4
                                          =====              =====
Basic earnings per share                  $0.21              $0.21
                                          =====              =====
Diluted earnings per share                $0.21              $0.20
                                          =====              =====

3.   Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of the following:
                                                  (In millions)
                                         December 27,    September 27,
                                            1997             1997
                                         -----------     ------------
     Finished and work-in-process           $401.1          $366.1
     Live poultry and hogs                   343.7           353.4
     Seafood related products                 39.8            39.5
     Hatchery eggs and feed                   59.3            57.8
     Supplies                                 70.6            69.3
                                            ______          ______
     Total                                  $914.5          $886.1
                                            ======          ======

4.   Acquisitions

On January 9, 1998, the Company completed the acquisition of Hudson Foods, Inc. ("Hudson") pursuant to which Hudson merged with and into a wholly-owned subsidiary of the Company (the "Hudson Acquisition"). At the effective time of merger the Class A and Class B shareholders of Hudson received an aggregate of approximately 18.4 million shares of the Company's Class A common stock and approximately $257.4 million in cash. On January 9, 1998, the Company borrowed $318 million under its commercial paper program to finance the $257.4 million cash portion of the Hudson

Acquisition and repay approximately $61 million under Hudson's revolving credit facilities. Reference is made to the Company's Current Report on Form 8-K, dated January 15, 1998 for a more detailed description of Hudson and the Hudson Acquisition, including certain pro forma financial information giving effect to the Hudson Acquisition.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

For the three months ended December 27, 1997, net cash totaling $68.2 million was provided by all operating activities. Operations provided $99.7 million in cash and $31.5 million was used by net changes in receivables, inventories, payables and other items. The Company used cash from operations to fund $50.3 million of property, plant and equipment additions. The expenditures for property, plant and equipment were related to acquiring new equipment, upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.

At December 27, 1997, working capital was $816.4 million compared to $851.5 million at 1997 fiscal year-end, a decrease of $35.1 million. The current ratio at December 27, 1997 was 2.09 to 1 compared to 2.18 to 1 at September 27, 1997. Working capital has decreased since year-end primarily due to a decrease in accounts receivable and an increase in notes payable. Although notes payable increased $101.5 million, long-term debt has decreased $66.5 million, and total debt increased $700 thousand since
September 27, 1997. At December 27, 1997, total debt was 50.5% of total capitalization compared to 51.0% at September 27, 1997. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available.

The Company has two unsecured revolving credit agreements totaling $1.25 billion which support the Company's commercial paper program. The $1 billion facility expires in May 2002. At December 27, 1997, $691.4 million was outstanding under the $1 billion facility consisting of $569.4 million in commercial paper and $122.0 million drawn under the revolver. The $250 million facility expires in May 1998. At December 27, 1997, all of the $250 million facility was available. Additional outstanding long-term debt at December 27, 1997 consisted of $348.7 million of public debt, $221.5 million of institutional notes, $182.6 million in leveraged equipment loans and $47.5 million of other indebtedness. On January 9, 1998, the Company borrowed approximately $318 million under its commercial paper program, the proceeds of which were used to (i) finance the $257.4 million cash portion of the Hudson Acquisition and (ii) repay approximately $61 million under Hudson's revolving credit facilities. On January 21, 1998 the Company issued in two separate series $150 million 6% Notes due January 15, 2003 and $150 million 7% Notes due January 15, 2028. On February 4, 1998, the Company issued $100 million 6.08% Mandatory Par Put Remarketed SecuritiesSM ("MOPPRSSM") due February 1, 2010 and $50 million Floating Rate MOPPRS due February 1, 2010. The net proceeds from these debt offerings will be used by the Company to repay a portion of the borrowings under its commercial paper program. The Company may use funds borrowed under its revolving credit facilities, commercial paper program or through the issuance of additional debt securities from time to time in the future to repay additional indebtedness of Hudson assumed by the Company as a result of the Hudson Acquisition, finance acquisitions as opportunities may arise, refinance other indebtedness or capital leases of the Company, and other general corporate purposes.

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1998 decreased 0.5% from the same quarter of fiscal 1997. This decrease is mainly due to a 4.6% decrease in average sales prices mostly offset by a 4.3% increase in total volume. Consumer poultry sales accounted for a decrease of 1.2% of the total change in sales for the first quarter of fiscal 1998 as compared to the same quarter of fiscal 1997. This decrease was due to a 7.0% decrease in average sales prices offset by a 6.1% increase in tonnage.

Mexican Original, Culinary Foods and Mallards Food sales as a group accounted for an increase of 0.4% of the total change in sales for the first quarter of fiscal 1998 as compared to the same quarter of fiscal 1997. This increase was primarily due to a 14.6% increase in average sales prices partially offset by a 2.6% decrease in tonnage. Seafood sales accounted for a decrease of 0.8% of the change in total sales for the first quarter of fiscal 1998 as compared to the same quarter of fiscal 1997. This decrease was due to a 30.5% decrease in tonnage slightly offset by a 13.3% increase in average sales prices. The seafood operations continue to be affected by the availability of some species of fish as well as reduced pricing on some products and other regulations which limit its source of supply. Sales of live swine, animal foods, by-products, and other, as a group accounted for an increase of 1.1% of the change in total sales for the first quarter of fiscal 1998 as compared to the same quarter of fiscal 1997.

The Company recognizes that conducting business in or selling products into foreign countries, including but not limited to Russia and certain Asian countries, entails inherent risks including various political, credit, inventory and currency risks. The Company, however, is continually monitoring its international business practices and, whenever possible, will attempt to minimize the Company's financial exposure to these risks.

Cost  of  goods  sold for the first quarter of fiscal 1998  decreased  1.5%
compared to the same quarter of fiscal 1997. The cost of ingredients used in feed for poultry and swine and the ingredients used in Mexican Original operations during the first quarter of fiscal 1998 decreased in comparison with the same quarter of fiscal 1997. However, these costs did not moderate as much as management had anticipated. As a percent of sales, cost of sales was 82.9% for the first quarter of fiscal 1998 compared to 83.7% in the first quarter of fiscal 1997.

Operating expenses increased 4.8% for the first quarter of fiscal 1998 from the same quarter of fiscal 1997. Selling expense, as a percent of sales, increased to 8.3% for the first quarter of fiscal 1998 as compared to 8.2% for the first quarter of fiscal 1997. General and administrative expense, as a percent of sales, was 2.1% in the first quarter of fiscal 1998 compared to 1.5% in the same period last year. Included in general and administrative expense for the first quarter of fiscal 1998 is a charge of $6 million for penalties and costs associated with the plea agreement by the Company with respect to the investigation by the Office of Independent

Counsel in connection with former Secretary of Agriculture Michael Espy. (See Part II. Item 1- Legal Proceedings.) Amortization expense, as a percent of sales, was 0.4% in the first quarter of fiscal 1998 and 1997.

Interest expense decreased 5.9% for the first quarter of fiscal 1998 compared to the same quarter of fiscal 1997. The Company had a lower level of borrowing which decreased the Company's average indebtedness by 9.8% over the same period last year due to paying down debt with funds generated from operations. The weighted average interest rate of all Company debt increased to 6.42% compared to 6.14% for the same period last year.

The effective income tax rate for the first three months of fiscal 1998 was 37.0% compared to 57.7% for the same period of fiscal 1997. The effective income tax rate for the first quarter of fiscal 1997 was impacted by the taxes on the gain from the sale of the beef division assets. Certain costs were allocated to the beef division, which are not deductible for tax purposes, resulting in a higher effective tax rate.


IMPACT OF YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to modify or replace limited portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 Issues based upon presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project by December 31, 1998, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is not expected to have a material effect on the Company's results of operations.

ENVIRONMENTAL MATTERS

The Company has a strong financial commitment to environmental matters. During the first three months of fiscal 1998 the Company invested approximately $16.6 million in water quality facilities, including capital outlays to build and upgrade facilities and day-to-day operations of waste-water facilities.


CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties, which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) changes in the availability and relative costs of labor and contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins, all of which may impact the Company's pricing power; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations;
(vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety laws, and laws regulating fishing and seafood processing activities; (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (ix) the effect of, or changes in, general economic conditions.


                        PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

On  December  22,  1997, the Company entered into a plea  agreement  ("Plea
Agreement") with the United States whereby the Company agreed to plead guilty to one (1) count of Gratuity to a Public Official in violation of 18 U.S.C. 201(c)(1)(A). Pursuant to said Plea Agreement, the Company agreed to (i) pay a fine of Four Million and No/100 Dollars ($4,000,000.00), (ii) pay Two Million and No/100 Dollars ($2,000,000.00) to be applied to the costs of the investigation of the Office of the Independent Counsel ("OIC"), and (iii) enter into a Compliance Agreement among the Company, the United States Department of Agriculture ("USDA") and the OIC. The USDA, as the lead agency for purposes of suspension and debarment, has determined that the terms and conditions of the Plea Agreement provide adequate assurance that the Company's future dealings with the federal government will be conducted with the high degree of integrity that the federal government expects of its business partners and that suspension, debarment, or action under the Federal Meat Inspection Act, the Poultry Products Inspection Act, and the Agricultural Marketing Act of 1946 is not necessary to protect its interests. On January 12, 1998 the United States District Court for the District of Columbia entered judgement against the Company enforcing the terms and conditions of the Plea Agreement and also placing the Company on probation for a term of four (4) years.



Item 2.    Changes in Securities

           Not Applicable

Item 3.    Defaults Upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

The following directors were elected at the annual meeting of shareholders held January 9, 1998:

DIRECTORS                      VOTES FOR           VOTES WITHHELD
_________                      _________           ______________

Neely Cassady                 1,116,580,621             1,065,743
Lloyd V. Hackley              1,116,586,506             1,059,858
Gerald M. Johnston            1,116,564,775             1,081,589
Shelby Massey                 1,116,583,375             1,062,989
Joe F. Starr                  1,098,077,490            19,568,874
Leland Tollett                1,116,564,870             1,081,494
Barbara Tyson                 1,116,551,502             1,094,862
Don Tyson                     1,116,549,525             1,096,839
John Tyson                    1,116,538,276             1,108,088
Fred S. Vorsanger             1,116,580,921             1,065,443
Donald E. Wray                1,116,565,329             1,081,035


No other items were voted on at the annual meeting of shareholders or during the quarter ended December 27, 1997.

Item 5.    Other Information

           Not Applicable


Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

On December 16, 1997, January 5, 1998 and January 15, 1998, the Company filed Current Reports on Form 8-K related to the definitive agreement and plan of merger with Hudson Foods, Inc.

On January 27, 1998, the Company filed a Current Report on Form 8-K related to the Company's First Quarter Fiscal 1998 Operating Results.

On February 4, 1998, the Company filed a Current Report on Form 8-K related to Remarketing Agreements dated January 28, 1998 between the Company and Merrill Lynch, Pierce, Fenner & Smith, Incorporated with respect to the Company's issuance of $100 million of 6.08% MOPPRS due February 1, 2010 and $50 million of Floating Rate MOPPRS due February 1, 2010.

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

4.1  Form of $150 million 6% Note due January 15, 2003.             16-22

4.2  Form of $150 million 7% Note due January 15, 2028.             23-29

4.3  Form of $100 million 6.08% MOPPRS, due February 1, 2010.       30-41

4.4 Remarketing Agreement dated January 28, 1998 between the Company and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, relating to the 6.08% MOPPRS due
     February 1, 2010 (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 1998 and incorporated herein by reference).

4.5  Form of $50 million Floating Rate MOPPRS, due
     February 1, 2010.                                              42-55

4.6 Remarketing Agreement date January 28, 1998 between the Company and Merrell Lynch, Pierce, Fenner & Smith, Incorporated, relating to the Floating Rate MOPPRS due February 1, 2010 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 1998 and incorporated herein by reference).

 12  Ratio of Earnings to Fixed Charges                                56

 27  Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TYSON FOODS, INC.

Date:     February 10, 1998        /s/ Wayne Britt
          -----------------        ------------------------------
                                   Wayne Britt
                                   Executive Vice President and
                                     Chief Financial Officer


Date:     February 10, 1998        /s/ James G. Ennis
          -----------------        ------------------------------
                                   James G. Ennis
                                   Vice President, Controller and
                                     Chief Accounting Officer