Form 10-Q
period 1998-03-28
TYSON FOODS INC
filed 1998-05-12
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 28, 1998

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

          Yes   X         No
               ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding March 28, 1998
------------------------------------         --------------------------
Class A Common Stock, $.10 Par Value            128,749,411 Shares
Class B Common Stock, $.10 Par Value            102,645,513 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                      PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          March 28, 1998 and September 27, 1997                          3

          Consolidated Condensed Statements of Income
          for the Three Months and Six Months Ended
          March 28, 1998 and March 29, 1997                              4

          Consolidated Condensed Statements of Cash Flows
          for the Six Months Ended
          March 28, 1998 and March 29, 1997                              5

          Notes to Consolidated Condensed Financial Statements         6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     8-13

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risks                                           13-15

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                         16

     Item 2.  Changes in Securities                                     16

     Item 3.  Defaults Upon Senior Securities                           16

     Item 4.  Submission of Matters to a Vote of Security Holders       17

     Item 5.  Other Information                                         17

     Item 6.  Exhibits and Reports on Form 8-K                       17-18

SIGNATURES                                                              19

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  (In millions except per share amounts)
                                               (Unaudited)
                                                 March 28,   September 27,
ASSETS                                             1998          1997
Current Assets:
  Cash and cash equivalents                         $34.4        $23.6
  Accounts receivable                               769.9        617.8
  Inventories                                     1,151.6        886.1
  Assets held for sale                              125.2          6.2
  Other current assets                               53.8         38.8
                                                  _______      _______
Total Current Assets                              2,134.9      1,572.5
Net Property, Plant, and Equipment                2,389.5      1,924.8
Excess of Investments over Net Assets Acquired    1,032.2        731.1
Investments and Other Assets                        238.2        182.6
                                                 ________     ________
Total Assets                                     $5,794.8     $4,411.0
                                                 ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                     $56.3        $37.3
  Current portion of long-term debt                  57.9         94.6
  Trade accounts payable                            342.6        290.3
  Other accrued liabilities                         467.4        298.8
                                                  _______      _______
Total Current Liabilities                           924.2        721.0
Long-Term Debt                                    2,249.9      1,558.2
Deferred Income Taxes                               553.1        506.1
Other Liabilities                                    33.6          4.2
Shareholders' Equity:
  Common stock ($.10 par value):
   Class A-Authorized 900 million shares;
     issued 138.0 million shares at 3-28-98
        and 119.5 million shares at 9-27-97          13.8         11.9
   Class B-Authorized 900 million shares;
     issued 102.6 million shares at 3-28-98
        and 102.7 million shares at 9-27-97          10.3         10.3
  Capital in excess of par value                    740.7        379.1
  Retained earnings                               1,448.3      1,390.8
  Currency translation adjustment                    (2.1)        (2.5)
                                                  _______      _______
                                                  2,211.0      1,789.6
  Less treasury stock, at cost-
    9.2 million shares at 3-28-98 and
    8.8 million shares at 9-27-97                   174.7        165.6
  Less unamortized deferred compensation              2.3          2.5
                                                 ________     ________
Total Shareholders' Equity                        2,034.0      1,621.5
                                                 ________     ________
Total Liabilities and Shareholders' Equity       $5,794.8     $4,411.0
                                                 ========     ========

The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                (Unaudited)

                              Three Months Ended        Six Months Ended
                              __________________        ________________

                            March 28,    March 29,    March 28,   March 29,
                              1998         1997         1998        1997
                            ________     ________     ________    ________

Sales                       $1,870.8     $1,574.3     $3,391.6    $3,102.2
Cost of Sales                1,602.0      1,312.1      2,862.1     2,591.6
                             -------      -------      -------     -------
Gross Profit                   268.8        262.2        529.5       510.6
Expenses:
  Selling                      155.2        125.2        280.8       250.3
  General and administrative    33.6         25.3         64.9        48.8
  Amortization                   8.3          6.9         14.2        13.7
                             -------      -------      -------     -------
Operating Income                71.7        104.8        169.6       197.8
Other Expense (Income):
  Interest                      38.0         26.2         65.2        55.1
  Other                         (3.2)         2.1         (3.8)      (39.4)
                             -------      -------      -------     -------

Income Before Taxes on Income   36.9         76.5        108.2       182.1
Provision for Income Taxes      13.6         28.3         40.0        89.3
                             -------      -------      -------     -------
Net Income                     $23.3        $48.2        $68.2       $92.8
                             =======      =======      =======     =======

Basic Average
  Shares Outstanding           231.5        216.9        222.4       217.2
                               =====        =====        =====       =====
Basic Earnings Per Share       $0.10        $0.22        $0.31       $0.43
                               =====        =====        =====       =====
Diluted Average
   Shares Outstanding          232.4        219.0        223.4       219.2
                               =====        =====        =====       =====
Diluted Earnings Per Share     $0.10        $0.22        $0.31       $0.42
                               =====        =====        =====       =====
Cash Dividends Per Share:

  Class A                      $0.0250      $0.0250      $0.0500     $0.0450
  Class B                      $0.0225      $0.0225      $0.0450     $0.0405









The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)
                                                      Six Months Ended
                                                      ________________
                                                    March 28,   March 29,
                                                      1998        1997
                                                    _________   _________
Cash Flows from Operating Activities:
  Net income                                          $68.2        $92.8
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation                                      114.0        101.5
    Amortization                                       14.2         13.7
    Deferred income taxes                             (23.9)        (3.7)
    Gain on dispositions of assets                     (4.0)       (39.0)
    (Increase)decrease in accounts receivable         (48.3)        39.6
    Increase in inventories                           (56.2)        (7.9)
    Increase in trade accounts payable                  1.6          8.2
    Net change in other current assets
       and liabilities                                 88.9         47.9
                                                      _____       ______
Cash Provided by Operating Activities                 154.5        253.1
Cash Flows from Investing Activities:
  Net cash paid for acquisitions                     (257.4)
  Additions to property, plant and equipment         (150.5)      (121.9)
  Proceeds from sale of property, plant and equipment  12.1        189.1
  Net change in other assets and liabilities          (23.1)       (36.9)
                                                      _____       ______
Cash (Used for)Provided by Investing Activities      (418.9)        30.3
Cash Flows from Financing Activities:
  Net change in notes payable                         (66.0)       (38.5)
  Proceeds from long-term debt                        780.2         79.4
  Repayments of long-term debt                       (419.6)      (226.4)
  Purchases of treasury shares                         (9.8)       (25.8)
  Other                                                (9.4)        (8.5)
                                                      _____       ______
Cash Provided by (Used for) Financing Activities      275.4       (219.8)
Effect of Exchange Rate Change on Cash                 (0.2)         0.2
                                                      _____       ______
Increase in Cash and Cash Equivalents                  10.8         63.8
Cash and Cash Equivalents at Beginning of Period       23.6         36.6
                                                     ______       ______
Cash and Cash Equivalents at End of Period            $34.4       $100.4
                                                     ======       ======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                          $67.2        $64.4
    Income taxes                                      $26.8        $72.4






The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended September 27, 1997. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of March 28, 1998 and September 27, 1997 and the results of operations for the three and six months ended March 28, 1998 and March 29, 1997, and cash flows for the six months ended March 28, 1998 and March 29, 1997. The results of operations for the three and six months ended March 28, 1998 and March 29, 1997, and cash flows for the six months ended March 28, 1998 and March 29, 1997, are not necessarily indicative of the results to be expected for the full year.

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

The Notes to Consolidated Financial Statements for the fiscal year ended September 27, 1997, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the six months ended March 28, 1998, except as disclosed in these notes.

2.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended:

                                                 (In millions)
                                   Three Months Ended    Six Months Ended
                                    March 28, March 29, March 28, March 29,
                                      1998      1997      1998      1997
                                    --------  --------  --------  --------
Numerator:
   Net Income                        $23.3     $48.2      $68.2      $92.8
                                     =====     =====      =====      =====
Denominator:
   Denominator for basic
     earnings per share-
     weighted average shares         231.5     216.9      222.4      217.2

   Effect of dilutive securities:
     Employee stock options            0.9       2.1        1.0        2.0
                                     -----     -----      -----      -----
   Denominator for diluted
     earnings per share-
     adjusted weighted average
     shares and assumed conversions  232.4     219.0      223.4      219.2
                                     =====     =====      =====      =====
Basic earnings per share             $0.10     $0.22      $0.31      $0.43
                                     =====     =====      =====      =====
Diluted earnings per share           $0.10     $0.22      $0.31      $0.42
                                     =====     =====      =====      =====

3.   Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of the following:
                                                (In millions)
                                          March 28,      September 27,
                                            1998             1997
                                          ---------      ------------
     Finished and work-in-process         $  526.5          $366.1
     Live poultry and hogs                   413.6           353.4
     Seafood related products                 49.5            39.5
     Hatchery eggs and feed                   80.7            57.8
     Supplies                                 81.3            69.3
                                          ________          ______
     Total                                $1,151.6          $886.1
                                          ========          ======

4.   Acquisitions and Dispositions

On January 9, 1998, the Company completed the acquisition of Hudson Foods, Inc. ("Hudson") pursuant to which Hudson merged with and into a wholly-owned subsidiary of the Company (the "Hudson Acquisition"). At the effective time of merger the Class A and Class B shareholders of Hudson received an aggregate of approximately 18.4 million shares of the Company's Class A common stock and approximately $257.4 million in cash. On
January 9, 1998, the Company borrowed $318 million under its commercial paper program to finance the $257.4 million cash portion of the
Hudson Acquisition and repay approximately $61 million under Hudson's revolving credit facilities. Reference is made to the Company's Current Report on Form 8-K, dated January 15, 1998 for a more detailed description of Hudson and the Hudson Acquisition, including certain pro forma financial information giving effect to the Hudson Acquisition. The Hudson Acquisition has been accounted for as a purchase and the excess of investment over net assets acquired is being amortized straight-line over forty years. The Company's consolidated results of operations include the operations of Hudson since the acquisition date. The following unaudited pro forma information shows the results of operations as though the purchase of Hudson had been made at the beginning of fiscal 1997.


                               (In millions, except per share data)
                                         Six Months Ended

                                    March 28,        March 29,
                                      1998             1997
                                    --------------------------
        Net sales                    $3,808.5        $3,898.6
        Net income                       60.4            97.5
        Basic Earnings Per Share         0.26            0.41
        Diluted Earnings Per Share       0.26            0.41


The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of 1997, or the results which may occur in the future.

On April 10, 1998, Hudson, a wholly owned subsidiary of the Company, and Fresh Foods of North Carolina, LLC ("Fresh Foods"), a wholly owned subsidiary of WSMP, Inc., signed a definitive asset purchase agreement for Fresh Foods to acquire the core business of Pierre Foods from Hudson. Pierre Foods, based in Cincinnati, Ohio and part of the Hudson Acquisition, is primarily engaged in producing and distributing packaged, precooked food products to the foodservice industry. The terms of the purchase agreement call for WSMP to pay $122 million in cash and to assume Pierre Foods' liabilities. The transaction is expected to be finalized by mid-June. The related net assets of Pierre Foods have been classified as "assets held for sale" in the Consolidated Condensed Balance Sheets.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

For the six months ended March 28, 1998, net cash totaling $154.5 million was provided by all operating activities. Operations provided $168.5 million in cash and $14.0 million was used by net changes in receivables, inventories, payables and other items. The Company used cash from operations to fund $150.5 million of property, plant and equipment additions. The expenditures for property, plant and equipment were related to acquiring new equipment, upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.

At March 28, 1998, working capital was $1,210.7 million compared to $851.5 million at 1997 fiscal year-end, an increase of $359.2 million. The current ratio at March 28, 1998 was 2.3 to 1 compared to 2.2 to 1 at September 27, 1997. Working capital has increased since year-end primarily due to increases in accounts receivable, inventories and assets held for sale, offset slightly by an increase in notes payable, accounts payable and other current liabilities primarily due to the Hudson Acquisition. The increase in assets held for sale consists of Pierre Foods' core business net assets (See Note 4 of Notes to Consolidated Condensed Financial Statements). At March 28, 1998, total debt was 53.8% of total capitalization compared to 51.0% at September 27, 1997. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available.

The Company has an unsecured revolving credit agreement totaling $1 billion which supports the Company's commercial paper program. This $1 billion facility expires in May 2002. At March 28, 1998, $981.6 million was outstanding under this $1 billion facility consisting of $812.6 million in commercial paper and $169.0 million drawn under the revolver. The Company's $250 million facility was terminated effective May 4, 1998. Additional outstanding long-term debt at March 28, 1998 consisted of $790.6 million of public debt, $221.6 million of institutional notes, $181.9 million in leveraged equipment loans and $74.2 million of other indebtedness. On January 9, 1998, the Company borrowed approximately $318 million under its commercial paper program, the proceeds of which were used to (i) finance the $257.4 million cash portion of the Hudson Acquisition and (ii) repay approximately $61 million under Hudson's revolving credit facilities. Subsequent to the Hudson Acquisition, the Company refinanced $269.7 million in outstanding long-term debt assumed pursuant to the Hudson Acquisition with commercial paper. On January 21, 1998 the Company issued, in two separate series, $150 million 6% Notes due January 15, 2003 and $150 million 7% Notes due January 15, 2028. On February 4, 1998, the Company issued $100 million 6.08% Mandatory Par Put Remarketed SecuritiesSM ("MOPPRSSM") due February 1, 2010 and $50 million Floating Rate MOPPRSSM due February 1, 2010. On April 28, 1998, the Company issued debt securities in the form of $240 million 7% Notes due May 1, 2018. The net proceeds from these debt offerings were used by the Company to repay a portion of the borrowings under its commercial paper program. The Company may use funds borrowed under its revolving credit facilities, commercial paper program or through the issuance of additional debt securities from time to time in the future to repay additional indebtedness of Hudson assumed by the Company as a result of the Hudson Acquisition, to finance acquisitions as opportunities may arise, to refinance other indebtedness or capital leases of the Company, and for other general corporate purposes.


RESULTS OF OPERATIONS

The operating results for the second quarter of fiscal 1998 were impacted by the excess supply of all meat proteins, weakness in the export markets and the quality of the Hudson Foods sales mix the Company inherited. Sales for the second quarter of fiscal 1998 increased 18.8% from the same quarter of fiscal 1997. This increase is mainly due to a 27.3% increase in total volume partially offset by a 6.7% decrease in average sales prices. Consumer poultry sales, excluding turkey, accounted for an increase of

12.8% of the total change in sales for the second quarter of fiscal 1998 as compared to the same quarter of fiscal 1997. This increase was due to a 31.8% increase in tonnage offset by a 12.4% decrease in average sales prices. A significant portion of the increase in total sales and consumer poultry sales for the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 is due to the Hudson Acquisition.

Mexican Original, Culinary Foods and Mallards Food sales as a group accounted for an increase of 0.7% of the total change in sales for the second quarter of fiscal 1998 as compared to the same quarter of fiscal 1997. This increase was primarily due to a 17.7% increase in average sales prices and a 4.1% increase in tonnage, largely due to the acquisition of Mallards Food in August 1997. Seafood sales accounted for a decrease of 1.8% of the change in total sales for the second quarter of fiscal 1998 as compared to the same quarter of fiscal 1997. This decrease was due to a 34.7% decrease in tonnage slightly offset by a 0.1% increase in average sales prices. The seafood operations continue to be affected by the availability of some species of fish as well as reduced pricing on some products and other regulations which limit its source of supply. Sales of Hudson's Pierre Foods, turkey and miscellaneous as a group accounted for an increase of 6.2% of the change in total sales for the second quarter of fiscal 1998 as compared to the same quarter of fiscal 1997. Sales of live swine, animal foods, by-products, and other, as a group accounted for an increase of 0.9% of the change in total sales for the second quarter of fiscal 1998 as compared to the same quarter of fiscal 1997.

Sales for the first six months of fiscal 1998 increased 9.3% over the same period of fiscal 1997. This increase was largely due to consumer poultry sales, excluding turkey, which accounted for an increase of 5.9% of the change in total sales for the first six months of fiscal 1998 as compared to the same period of fiscal 1997. This increase in consumer poultry sales was primarily due to an increase in tonnage of 19.0% offset somewhat by a decrease in average sales prices of 10.0%. A significant portion of the increase in total sales and consumer poultry sales for the first six months of fiscal 1998 compared to the same period of fiscal 1997 is due to the Hudson Acquisition.

Mexican Original, Culinary Foods and Mallards Food sales as a group accounted for an increase of 0.6% of the change in total sales for the first six months of fiscal 1998 as compared to the same period of fiscal 1997. This increase was primarily due to a 16.1% increase in average sales prices as well as a 0.6% increase in tonnage, largely due to the acquisition of Mallards Food in August 1997. Seafood sales accounted for a decrease of 1.3% of the change in total sales for the first six months of fiscal 1998 as compared to the same period of fiscal 1997. This decrease was due to a 32.7% decrease in tonnage partially offset by a 5.3% increase in average sales prices. Sales of Hudson's Pierre Foods, turkey and miscellaneous as a group accounted for an increase of 3.1% of the change in total sales for the first six months of fiscal 1998 as compared to the same period of last year. Sales of live swine, animal foods, by-products, and other as a group accounted for an increase of 1.0% of the change in total sales for the first six months of fiscal 1998 as compared to the same period of last year.

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

Cost of goods sold increased 22.1% for the second quarter of fiscal 1998 as compared to the same quarter of fiscal 1997. This increase is mainly the result of the increase in sales. The cost of ingredients used in feed for poultry and swine and the ingredients used in Mexican Original operations during the second quarter of fiscal 1998 decreased in comparison with the same quarter of fiscal 1997. As a percent of sales, cost of sales was 85.6% for the second quarter of fiscal 1998 compared to 83.3% in the second quarter of fiscal 1997.

Cost of goods sold increased 10.4% for the first six months of fiscal 1998 compared to the same period of fiscal 1997. This increase is mainly the result of the increase in sales. As a percent of sales, cost of sales was 84.4% for the first six months of fiscal 1998 compared to 83.5% in the same period of fiscal 1997.

Operating expenses increased 25.2% for the second quarter of fiscal 1998 over the same quarter of fiscal 1997 mostly due to the Hudson Acquisition. Selling expense, as a percent of sales, increased to 8.3% for the second quarter of fiscal 1998 as compared to 8.0% for the second quarter of fiscal 1997. General and administrative expense, as a percent of sales, was 1.8% in the second quarter of fiscal 1998 compared to 1.6% in the same period last year. Amortization expense, as a percent of sales, was 0.4% in the second quarter of fiscal 1998 and 1997.

Operating expenses increased 15.1% for the first six months of fiscal 1998 from the same period of fiscal 1997 mostly due to the Hudson Acquisition. Selling expense, as a percent of sales, increased to 8.3% for the first six months of fiscal 1998 as compared to 8.1% for the same period of fiscal 1997. General and administrative expense, as a percent of sales, was 1.9% in the first six months of fiscal 1998 compared to 1.6% in the same period last year. Included in general and administrative expense for the first six months of fiscal 1998 is a charge of $6 million for penalties and costs associated with the plea agreement by the Company with respect to the investigation by the Office of Independent Counsel in connection with former Secretary of Agriculture Michael Espy. (See Part II. Item 1- Legal Proceedings.) Amortization expense, as a percent of sales, was 0.4% in the first six months of fiscal 1998 and 1997.

Interest expense increased 45.0% for the second quarter of fiscal 1998 compared to the same quarter of fiscal 1997 primarily as a result of a 28.4% increase in the Company's average indebtedness over the same period last year. The weighted average interest rate of all Company debt increased to 6.7% compared to 5.9% for the same period last year.

Interest expense increased 18.3% in the first six months of fiscal 1998 compared to the same period of fiscal 1997. The Company had a higher level of borrowing which increased the Company's average indebtedness by 8.8% from the same period last year. The weighted average interest rate of all Company debt increased to 6.6% compared to 6.0% for the same period last year.

The effective income tax rate for the second quarter and first six months of fiscal 1998 was 36.9% and 37.0%, respectively compared to 37.0% and 49.0% for the same periods of fiscal 1997. The first six months of fiscal 1997 effective tax rate was impacted by the taxes on the gain from the sale of the beef division assets. Certain costs were allocated to the beef division which are not deductible for tax purposes, resulting in a higher effective tax rate.

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

ENVIRONMENTAL MATTERS

The  Company  has  a strong financial commitment to environmental  matters.
During the first six months of fiscal 1998 the Company invested approximately $20.2 million in water quality facilities, including capital outlays to build and upgrade facilities and day-to-day operations of waste-water facilities.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties, including those related to the Company's ability to effectively assimilate Hudson, which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) changes in the availability and relative costs of labor and contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins, all of which may impact the Company's pricing power; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses, including Hudson, into existing operations; (vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety laws, and laws regulating fishing and seafood processing activities; (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (ix) the effect of, or changes in, general economic conditions.

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

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

Foreign Currency and Interest Rate Risks

The Company periodically enters into foreign exchange forward contracts and option contracts to hedge some of its foreign currency exposure. The Company uses such contracts to hedge exposure to changes in foreign currency exchange rates, primarily Japanese yen, associated with sales denominated in foreign currency. Gains and losses on these contracts are deferred and recognized as an adjustment of the subsequent transaction when it occurs. Forward and option contracts generally have maturities not exceeding twelve months.
The Company also hedges exposure to changes in interest rates on certain ofits financial instruments. Under the terms of various leveraged equipment loans, the Company enters into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings. The maturity dates of these leveraged equipment loans range from 2005 to 2008 with interest rates ranging from 4.7% to 6.0%.

As  of  March  28, 1998,  the  stated or  notional amounts of the Company's
outstanding  foreign  currency  and  interest  rate  derivative   financial
instruments were as follows:
                                              (In millions)
------------------------------------------------------------------

                                                 March 28,
                                                   1998
------------------------------------------------------------------
Interest rate swaps                              $150.3
Foreign currency purchased options to sell         33.6
Foreign currency sold options to sell              37.9
==================================================================

The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. The table presents the Company's debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates or strike rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.


                         Interest Rate Sensitivity
             Principal (Notional) Amount by Expected Maturity
                       Average Interest (Swap) Rate
___________________________________________________________________________
(dollars in millions)1998  1999  2000  2001  2002  There-  Total   Fair
                                                   after           Value
                                                                    3/28/98
___________________________________________________________________________
Liabilities
Long-term Debt, including Current Portion

 Fixed Rate       $57.9 $227.9 $128.1 $74.6 $177.8 $605.9 $1,272.2 $1,272.2
 Average Interest
    Rate          8.98%  6.28%  8.59% 9.46%  6.20%  6.75%   7.36%

 Variable Rate       -     -     -      -   $981.6  $54.0 $1,035.6 $1,035.6
 Average Interest
    Rate             -     -     -      -    5.72%  3.87%   5.62%

Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps

  Pay Fixed         $7.2 $16.0  $17.2  $18.4 $19.6  $71.9   $150.3    $3.6
  Average Pay Rate 6.60% 6.71%  6.71%  6.69% 6.73%  6.63%
  Average Receive Rate- USD 6 Month Libor.
===========================================================================

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

                 Exposures Related to Derivative Contracts
               with United States Dollar Functional Currency
             Principal (Notional) Amount by Expected Maturity
   Average Forward Foreign Currency Exchange Rate (USD/Foreign Currency)
                           (dollars in millions)
___________________________________________________________________________
                     1998  1999  2000  2001  2002  There-  Total    Fair
                                                   after            Value
                                                                   3/28/98
___________________________________________________________________________
Sold Option Contracts to Sell Foreign Currencies for US$
Japanese Yen
  Notional Amount   $31.4  $ 6.5   -     -    -      -     $37.9    $ 0
  Weighted Average
     Strike Price  113.03 109.48   -     -     -      -       -       -

Purchased Option Contracts to Sell Foreign Currencies for US$
Japanese Yen
  Notional Amount  $ 28.0  $ 5.6   -     -     -      -    $33.6   $1.6
  Weighted Average
     Strike Price  126.84 126.69   -     -     -     -        -       -
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

The following table provides information about the Company's corn, soybean meal and other feed ingredient inventory and futures contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at March 28, 1998. For the futures contracts the table presents the notional amounts in bushels, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs four months from the reporting date. Contract amounts are used to calculate the contractual payments and quantity of corn and soybean meal to be exchanged under the futures contracts.
---------------------------------------------------------------------------
(In millions)                        Carrying amount     Fair value
---------------------------------------------------------------------------
On Balance Sheet Commodity Position
    and Related Derivatives
Corn, Soybean Meal and Other Feed
    Ingredient Inventory                 $  39.7           $ 39.7
Corn Futures Contracts
  Contract Volumes
     (bushels)                        3,130,000               -
  Weighted Average Price
     (Per bushel)                       $  2.69               -
  Contract Amount
     ($US in millions)                  $   8.4           $  8.1
==========================================================================

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

On July 28, 1997, Hudson received notice from the United States Department of Justice ("DOJ") that it was prepared to bring an action against Hudson for the alleged violation of the Clean Water Act at Hudson's Berlin, Maryland poultry processing facility. The DOJ alleged that over the past five years, Hudson had repeatedly discharged pollutants in quantities in excess of its National Pollutant Discharge Elimination System ("NPDES") permit limits, violated monitoring and sampling requirements of its NPDES permit and failed to provide notice of NPDES violations. On September 19, 1997, Hudson entered into an agreement in principle with the DOJ for the settlement of these claims. On May 8, 1998, a Consent Decree between the United States, Hudson and the Company was filed with the United States District Court together with a Complaint alleging these violations. Upon expiration of a thirty (30) day comment period, it is anticipated that the District Court will approve and enter the Consent Decree, at which time the Consent Decree will become effective. The Consent Decree, while stating that Hudson denies the violations alleged in the Complaint, provides for the payment to the United States of $4.0 million and the expenditure of $2.0 million in supplemental environmental projects (SEP's).

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


No other items were voted on at the annual meeting of shareholders or during the quarter ended March 28, 1998.

Item 5.    Other Information

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

On January 5, 1998 and January 15, 1998, the Company filed Current Reports on Form 8-K related to the definitive agreement and plan of merger with Hudson Foods, Inc.

On January 27, 1998, the Company filed a Current Report on Form 8-K related to the Company's First Quarter Fiscal 1998 Operating Results.

On February 4, 1998, the Company filed a Current Report on Form 8-K related to Remarketing Agreements dated January 28, 1998 between the Company and Merrill Lynch, Pierce, Fenner & Smith, Incorporated with respect to the Company's issuance of $100 million of 6.08% MOPPRSSM due February 1, 2010 and $50 million of Floating Rate MOPPRSSM due February 1, 2010.

On April 27, 1998, the Company filed a Current Report on Form 8-K related to the Company's Second Quarter and First Six Months of Fiscal 1998 Operating Results.

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

4.1  Form of 7.0% $200 million Note due May 1, 2018              20-25

4.2  Form of 7.0% $40 million Note due May 1, 2018               26-31

12   Ratio of Earnings to Fixed Charges                             32

27.1 Financial Data Schedule

27.2 Restated Financial Data Schedule for the 3 months ended
     December 28, 1996

27.3 Restated Financial Data Schedule for the 6 months ended
     March 29, 1997

27.4 Restated Financial Data Schedule for the 9 months ended
     June 28, 1997

27.5 Restated Financial Data Schedule for the 12 months ended
     September 27, 1997

27.6 Restated Financial Data Schedule for the 12 months ended
     September 28, 1996

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TYSON FOODS, INC.

Date:     May 12,1998               /s/ Wayne Britt
          -----------              ----------------
                                   Wayne Britt
                                   Executive Vice President and
                                     Chief Financial Officer


Date:     May 12,1998               /s/ James G. Ennis
          -----------               ------------------
                                    James G. Ennis
                                      Vice President, Controller and
                                      Chief Accounting Officer