Form 10-Q
period 1998-06-27
TYSON FOODS INC
filed 1998-08-07
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 27, 1998

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

          Yes   X         No
               ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding June 27, 1998
------------------------------------         -------------------------
Class A Common Stock, $.10 Par Value            128,508,302 Shares
Class B Common Stock, $.10 Par Value            102,645,513 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                      PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          June 27, 1998 and September 27, 1997                           3

          Consolidated Condensed Statements of Income
          for the Three Months and Nine Months Ended
          June 27, 1998 and June 28, 1997                                4

          Consolidated Condensed Statements of Cash Flows
          for the Nine Months Ended
          June 27, 1998 and June 28, 1997                                5

          Notes to Consolidated Condensed Financial Statements         6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     8-13

     Item 2a. Quantitative and Qualitative Disclosure About
              Market Risks                                           13-16

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                         16

     Item 2.  Changes in Securities                                     17

     Item 3.  Defaults Upon Senior Securities                           17

     Item 4.  Submission of Matters to a Vote of Security Holders       17

     Item 5.  Other Information                                         17

     Item 6.  Exhibits and Reports on Form 8-K                       17-18

SIGNATURES                                                              19

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  (In millions except per share amounts)
                                               (Unaudited)
                                                 June 27,   September 27,
ASSETS                                             1998          1997
Current Assets:                                  --------   -------------
  Cash and cash equivalents                      $   29.6     $   23.6
  Accounts receivable                               701.3        617.8
  Inventories                                     1,080.1        886.1
  Assets held for sale                               12.8          6.2
  Other current assets                               48.9         38.8
                                                 ________     ________
Total Current Assets                              1,872.7      1,572.5
Net Property, Plant, and Equipment                2,380.4      1,924.8
Excess of Investments over Net Assets Acquired      989.7        731.1
Investments and Other Assets                        224.8        182.6
                                                 ________     ________
Total Assets                                     $5,467.6     $4,411.0
                                                 ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                  $   45.1     $   37.3
  Current portion of long-term debt                  57.5         94.6
  Trade accounts payable                            348.8        290.3
  Other accrued liabilities                         432.6        298.8
                                                 ________     ________
Total Current Liabilities                           884.0        721.0
Long-Term Debt                                    1,993.6      1,558.2
Deferred Income Taxes                               489.2        506.1
Other Liabilities                                    31.6          4.2
Shareholders' Equity:
  Common stock ($.10 par value):
   Class A-Authorized 900 million shares;
     issued 137.9 million shares at 6-27-98
        and 119.5 million shares at 9-27-97          13.8         11.9
   Class B-Authorized 900 million shares;
     issued 102.7 million shares at 6-27-98
        and 102.7 million shares at 9-27-97          10.3         10.3
  Capital in excess of par value                    740.5        379.1
  Retained earnings                               1,489.4      1,390.8
  Currency translation adjustment                    (2.5)        (2.5)
                                                 ________     ________
                                                  2,251.5      1,789.6
  Less treasury stock, at cost-
    9.4 million shares at 6-27-98 and
    8.8 million shares at 9-27-97                   180.0        165.6
  Less unamortized deferred compensation              2.3          2.5
                                                 ________     ________
Total Shareholders' Equity                        2,069.2      1,621.5
                                                 ________     ________
Total Liabilities and Shareholders' Equity       $5,467.6     $4,411.0
                                                 ========     ========

The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                (Unaudited)

                              Three Months Ended        Nine Months Ended
                              __________________        _________________

                             June 27,    June 28,     June 27,    June 28,
                              1998         1997         1998        1997
                            ________     ________     ________    ________

Sales                       $1,953.6     $1,591.2     $5,345.2    $4,693.4
Cost of Sales                1,645.2      1,323.2      4,507.3     3,914.8
                            --------     --------     --------    --------
Gross Profit                   308.4        268.0        837.9       778.6
Expenses:
  Selling                      156.0        136.1        436.8       386.4
  General and administrative    36.5         25.1        101.4        73.9
  Amortization                   8.3          6.9         22.5        20.6
                            --------     --------     --------    --------
Operating Income               107.6         99.9        277.2       297.7
Other Expense (Income):
  Interest                      37.6         28.1        102.8        83.2
  Other                         (4.0)                     (7.8)      (39.4)
                            --------     --------     --------    --------

Income Before Taxes on Income   74.0         71.8        182.2       253.9
Provision for Income Taxes      27.4         26.6         67.4       115.9
                            --------     --------     --------    --------
Net Income                  $   46.6     $   45.2     $  114.8    $  138.0
                            ========     ========     ========    ========

Basic Average
   Shares Outstanding          231.9         215.5       225.1        216.6
                               =====        =====        =====       =====
Basic Earnings Per Share       $0.20        $0.21        $0.51       $0.64
                               =====        =====        =====       =====
Diluted Average
   Shares Outstanding          232.5        217.5        226.4       218.6
                               =====        =====        =====       =====
Diluted Earnings Per Share     $0.20        $0.21        $0.51       $0.63
                               =====        =====        =====       =====
Cash Dividends Per Share:

  Class A                      $0.0250      $0.0250      $0.0750     $0.070
  Class B                      $0.0225      $0.0225      $0.0675     $0.063









The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)
                                                      Nine Months Ended
                                                     __________________
                                                     June 27,   June 28,
                                                      1998        1997
                                                    _________   _________
Cash Flows from Operating Activities:
  Net income                                       $  114.8     $  138.0
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation                                      175.3        151.7
    Amortization                                       22.5         20.6
    Deferred income taxes                             (61.3)       (10.9)
    Gain on dispositions of assets                     (3.2)       (42.0)
    Decrease in accounts receivable                    20.3          7.7
    Decrease in inventories                            15.3         27.7
    Increase in trade accounts payable                  7.9         10.2
    Net change in other current assets
       and liabilities                                 61.2         68.2
                                                    _______      _______
Cash Provided by Operating Activities                 352.8        371.2
Cash Flows from Investing Activities:
  Net cash paid for acquisitions                     (257.4)
  Additions to property, plant and equipment         (203.1)      (219.4)
  Proceeds from disposition of net assets             130.6        206.6
  Net change in other assets and liabilities          (12.9)       (44.9)
                                                    _______      _______
Cash Used for Investing Activities                   (342.8)       (57.7)
Cash Flows from Financing Activities:
  Net change in notes payable                         (77.2)        41.4
  Proceeds from long-term debt                      1,091.9        102.4
  Repayments of long-term debt                       (987.9)      (401.9)
  Purchases of treasury shares                        (16.4)       (41.6)
  Other                                               (14.3)       (12.7)
                                                    _______      _______
Cash Used for Financing Activities                     (3.9)      (312.4)
Effect of Exchange Rate Change on Cash                 (0.1)         0.1
                                                    _______      _______
Increase in Cash and Cash Equivalents                   6.0          1.2
Cash and Cash Equivalents at Beginning of Period       23.6         36.6
                                                   ________     ________
Cash and Cash Equivalents at End of Period         $   29.6     $   37.8
                                                   ========     ========
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                         $119.0       $108.0
    Income taxes                                     $ 62.4       $ 94.8






The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended September 27, 1997. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of June 27, 1998 and September 27, 1997 and the results of operations for the three and nine months ended June 27, 1998 and June 28, 1997, and cash flows for the nine months ended June 27, 1998 and June 28, 1997. The results of operations for the three and nine months ended June 27, 1998 and June 28, 1997, and cash flows for the nine months ended June 27, 1998 and June 28, 1997, are not necessarily indicative of the results to be expected for the full year.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been restated where necessary to conform to the Statement 128 requirements.

The Notes to Consolidated Financial Statements for the fiscal year ended September 27, 1997, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the nine months ended June 27, 1998, except as disclosed in these notes.

2.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                 (In millions)
                                    Three Months Ended   Nine Months Ended
                                     June 27,  June 28,  June 27,  June 28,
                                      1998       1997      1998      1997
                                    --------  --------  --------  --------
Numerator:
   Net Income                        $46.6     $45.2     $114.8     $138.0
                                     =====     =====     ======     ======
Denominator:
   Denominator for basic
     earnings per share-
     weighted average shares         231.9     215.5      225.1      216.6

   Effect of dilutive securities:
     Employee stock options            0.6       2.0        1.3        2.0
                                     -----     -----      -----      -----
   Denominator for diluted
     earnings per share-
     adjusted weighted average
     shares and assumed conversions  232.5     217.5      226.4      218.6
                                     =====     =====      =====      =====
Basic earnings per share             $0.20     $0.21      $0.51      $0.64
                                     =====     =====      =====      =====
Diluted earnings per share           $0.20     $0.21      $0.51      $0.63
                                     =====     =====      =====      =====

3.   Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of the following:
                                                (In millions)
                                          June 27,      September 27,
                                            1998             1997
                                          ---------      ------------
     Finished and work-in-process         $  500.1          $366.1
     Live poultry and hogs                   394.9           353.4
     Seafood related products                 34.5            39.5
     Hatchery eggs and feed                   68.8            57.8
     Supplies                                 81.8            69.3
                                          ________          ______
     Total                                $1,080.1          $886.1
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

                               (In millions, except per share data)
                                         Nine Months Ended

                                     June 27,        June 28,
                                      1998             1997
                                    --------------------------
        Net sales                    $5,762.1        $5,925.2
        Net income                      107.0            47.2
        Basic Earnings Per Share         0.46            0.52
        Diluted Earnings Per Share       0.46            0.52


The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of 1997, or the results which may occur in the future.

On June 9, 1998, Hudson and Pierre Foods, LLC ("Pierre"), a wholly owned subsidiary of Fresh Foods, Inc. completed an asset purchase agreement for Pierre to acquire the Pierre Foods division from Hudson. The Pierre Foods division, based in Cincinnati, Ohio and acquired as part of the Hudson Acquisition, is primarily engaged in producing and distributing packaged, precooked food products to the foodservice industry. Under the terms of the purchase agreement, Pierre paid $122 million in cash and assumed certain liabilities. The Company recognized no gain or loss on the sale of these assets. In addition, no pro forma information is provided as the operations of the Pierre Foods division was not significant to the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

For the nine months ended June 27, 1998, net cash totaling $352.8 million was provided by all operating activities. Operations provided $248.1 million in cash and $104.7 million was provided by net changes in receivables, inventories, payables and other items. As a result of a tax settlement, the Company reclassed $71 million of deferred taxes to current taxes payable. The Company used cash from operations to fund $203.1 million of property, plant and equipment additions. The expenditures for property, plant and equipment were related to acquiring new equipment, upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.

At June 27, 1998, working capital was $988.7 million compared to $851.5 million at 1997 fiscal year-end, an increase of $137.2 million. The current ratio at June 27, 1998 was 2.1 to 1 compared to 2.2 to 1 at September 27, 1997. Working capital has increased since year-end primarily due to increases in accounts receivable and inventories, offset slightly by increases in notes payable, accounts payable and other current liabilities, primarily due to the Hudson Acquisition. At June 27, 1998, total debt was 50.3% of total capitalization compared to 51.0% at September 27, 1997. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available.

The Company has an unsecured revolving credit agreement totaling $1 billion which supports the Company's commercial paper program. This $1 billion facility expires in May 2002. At June 27, 1998, $496.4 million was outstanding under this $1 billion facility consisting of $451.4 million in commercial paper and $45 million drawn under the revolver. The Company's $250 million facility was terminated effective May 4, 1998. Additional outstanding long-term debt at June 27, 1998 consisted of $1,027.4 million of public debt, $221.6 million of institutional notes, $175.0 million in leveraged equipment loans and $73.2 million of other indebtedness. On January 9, 1998, the Company borrowed approximately $318 million under its commercial paper program, the proceeds of which were used to (i) finance the $257.4 million cash portion of the Hudson Acquisition and (ii) repay approximately $61 million under Hudson's revolving credit facilities. Subsequent to the Hudson Acquisition, the Company refinanced $269.7 million in outstanding long-term debt assumed pursuant to the Hudson Acquisition with commercial paper. On January 21, 1998 the Company issued, in two separate series, $150 million 6% Notes due January 15, 2003 and $150 million 7% Notes due January 15, 2028. On February 4, 1998, the Company issued $100 million 6.08% Mandatory Par Put Remarketed SecuritiesSM ("MOPPRSSM") due February 1, 2010 and $50 million Floating Rate MOPPRSSM due February 1, 2010. On April 28, 1998, the Company issued debt securities in the form of $240 million 7% Notes due May 1, 2018. The net proceeds from these debt offerings were used by the Company to repay a portion of the borrowings under its commercial paper program. The Company may use funds borrowed under its revolving credit facilities, commercial paper program or through the issuance of additional debt securities from time to time in the future to finance acquisitions as opportunities may arise, to refinance other indebtedness or capital leases of the Company, and for other general corporate purposes.

RESULTS OF OPERATIONS

The operating results for the third quarter of fiscal 1998 were impacted by the excess supply of all meat proteins, weakness in the export markets and the quality of the Hudson Foods sales mix the Company acquired. Sales for the third quarter of fiscal 1998 increased 22.8% from the same quarter of fiscal 1997. This increase is mainly due to a 23.5% increase in total volume slightly offset by a 0.6% decrease in average sales prices. Consumer poultry sales, excluding turkey, accounted for an increase of 16.0% of the total change in sales for the third quarter of fiscal 1998 as compared to the same quarter of fiscal 1997. This increase was due to a 28.6% increase in tonnage partially offset by a 7.4% decrease in average sales prices. A significant portion of the increase in total sales and consumer poultry sales for the third quarter of fiscal 1998 compared to the same quarter of fiscal 1997 is due to the Hudson Acquisition.

Mexican Original, Culinary Foods and Mallards Food sales as a group accounted for an increase of 0.8% of the total change in sales for the third quarter of fiscal 1998 as compared to the same quarter of fiscal 1997. This increase was primarily due to a 22.1% increase in average sales prices slightly offset by a 0.5% decrease in tonnage, largely due to the acquisition of Mallards Food in August 1997 and new contracts that focus on higher priced products. Seafood sales accounted for a decrease of 0.2% of the change in total sales for the third quarter of fiscal 1998 as compared to the same quarter of fiscal 1997. This decrease was due to a 15.3% decrease in tonnage mostly offset by a 12.4% increase in average sales prices. Decreased seafood volume was mainly due to weakness in the surimi business caused by the Asian economic crisis. However, this is partially offset by improvements in the analog business. The seafood operations continue to be affected by the availability of some species of fish as well as other regulations which limit its source of supply. Sales of live swine, animal foods, by-products, and other, as a group accounted for an increase of 6.2% of the change in total sales for the third quarter of fiscal 1998 as compared to the same quarter of fiscal 1997.

Sales for the first nine months of fiscal 1998 increased 13.9% over the same period of fiscal 1997. This increase was largely due to consumer poultry sales, excluding turkey, which accounted for an increase of 9.3% of the change in total sales for the first nine months of fiscal 1998 as compared to the same period of fiscal 1997. This increase in consumer poultry sales was primarily due to an increase in tonnage of 22.4% offset somewhat by a decrease in average sales prices of 9.2%. A significant portion of the increase in total sales and consumer poultry sales for the first nine months of fiscal 1998 compared to the same period of fiscal 1997 is due to the Hudson Acquisition.

Mexican Original, Culinary Foods and Mallards Food sales as a group accounted for an increase of 0.6% of the change in total sales for the first nine months of fiscal 1998 as compared to the same period of fiscal 1997. This increase was primarily due to a 18.2% increase in average sales prices as well as a 0.2% increase in tonnage, largely due to the acquisition of Mallards Food in August 1997. Seafood sales accounted for a decrease of 0.9% of the change in total sales for the first nine months of fiscal 1998 as compared to the same period of fiscal 1997. This decrease was due to a 26.9% decrease in tonnage partially offset by a 7.0% increase in average sales prices. Sales of live swine, animal foods, by-products, and other as a group accounted for an increase of 4.9% of the change in total sales for the first nine months of fiscal 1998 as compared to the same period of last year.

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

Cost of goods sold increased 24.3% for the third quarter of fiscal 1998 as compared to the same quarter of fiscal 1997. This increase is mainly the result of the increase in sales. Although the cost of ingredients used in feed for poultry and swine and the ingredients used in Mexican Original operations during the third quarter of fiscal 1998 decreased in comparison with the same quarter of fiscal 1997, these benefits will not be realized until future quarters. As a percent of sales, cost of sales was 84.2% for the third quarter of fiscal 1998 compared to 83.2% in the third quarter of fiscal 1997.

Cost of goods sold increased 15.1% for the first nine months of fiscal 1998 compared to the same period of fiscal 1997. This increase is mainly the result of the increase in sales. As a percent of sales, cost of sales was 84.3% for the first nine months of fiscal 1998 compared to 83.4% in the same period of fiscal 1997.

Operating expenses increased 19.5% for the third quarter of fiscal 1998 over the same quarter of fiscal 1997 mostly due to the Hudson Acquisition. Selling expense, as a percent of sales, decreased to 8.0% for the third quarter of fiscal 1998 as compared to 8.6% for the third quarter of fiscal 1997. General and administrative expense, as a percent of sales, was 1.9% in the third quarter of fiscal 1998 compared to 1.6% in the same period last year. Amortization expense, as a percent of sales, was 0.4% in the third quarter of fiscal 1998 and 1997.

Operating expenses increased 16.6% for the first nine months of fiscal 1998 from the same period of fiscal 1997 mostly due to the Hudson Acquisition. Selling expense, as a percent of sales, was 8.2% for the first nine months of fiscal 1998 and fiscal 1997. General and administrative expense, as a percent of sales, was 1.9% in the first nine months of fiscal 1998 compared to 1.6% in the same period last year. Amortization expense, as a percent of sales, was 0.4% in the first nine months of fiscal 1998 and 1997.

Interest expense increased 33.8% for the third quarter of fiscal 1998 compared to the same quarter of fiscal 1997 primarily as a result of a 29.2% increase in the Company's average indebtedness over the same period last year. The weighted average interest rate of all Company debt increased to 6.5% compared to 6.3% for the same period last year.

Interest expense increased 23.6% in the first nine months of fiscal 1998 compared to the same period of fiscal 1997. The Company had a higher level of borrowing which increased the Company's average indebtedness by 15.5% from the same period last year. The weighted average interest rate of all Company debt increased to 6.5% compared to 6.1% for the same period last year.

The effective income tax rate for the third quarter and first nine months of fiscal 1998 was 37.0% compared to 37.0% and 45.6%, respectively for the same periods of fiscal 1997. The effective tax rate for the first nine months of fiscal 1997 was impacted by the taxes on the gain from the sale of the beef division assets. Certain costs were allocated to the beef division which are not deductible for tax purposes, resulting in a higher effective tax rate.

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

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 Issues based upon presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely or would not have an adverse effect on the Company's systems.

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

RESTRUCTURING

The Company has commenced a study of restructuring certain of its operations. The exact size and composition of the restructuring have not yet been fully determined. The study is expected to be completed in time to allow submission of a formal plan to the Company's Board of Directors for approval at its regular fourth quarter meeting, and, if approved, will result in certain restructuring and other miscellaneous one-time charges during the fourth quarter of fiscal 1998. Such charges are currently expected to aggregate approximately $200 million on a pre-tax basis.

The restructuring is in furtherance of the Company's previously stated objective to focus on its core business, chicken. The recent acquisition of Hudson Foods, Inc. and the assimilation of Hudson's facilities and operations into the Company's business have permitted the Company to review and rationalize the productive capabilities and cost structure of its core business. The restructuring contemplates, among other things, the closure of certain Company plants and resulting work force reductions, the writedown of goodwill allocated to certain facilities that may be closed and the reconfiguration of various production facilities. In addition, the Company plans to divest non-core businesses whose financial results do not meet management's expectations.

ENVIRONMENTAL MATTERS

The  Company  has  a strong financial commitment to environmental  matters.
During the first nine months of fiscal 1998 the Company invested approximately $32.2 million in water quality facilities, including capital outlays to build and upgrade facilities and day-to-day operations of waste-water facilities.

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

Item 2a.  Quantitative and Qualitative Disclosure About Market Risks

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

As  of  June  27,  1998, the stated or notional amounts  of  the  Company's
outstanding  foreign  currency  and  interest  rate  derivative   financial
instruments were as follows:
                                                (In millions)
------------------------------------------------------------------

                                                  June 27,
                                                    1998
------------------------------------------------------------------
Interest rate swaps                                $147.1
Foreign currency purchased options to sell           33.6
Foreign currency sold options to sell                37.9
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

                         Interest Rate Sensitivity
             Principal (Notional) Amount by Expected Maturity
                       Average Interest (Swap) Rate
___________________________________________________________________________
(dollars in millions)1998   1999  2000   2001  2002  There-  Total   Fair
                                                     after          Value
                                                                    6/27/98
___________________________________________________________________________
Liabilities
Long-term Debt, including Current Portion

 Fixed Rate       $57.5 $223.8 $126.9 $74.4 $178.1 $838.9 $1,499.6 $1,537.8
 Average Interest
    Rate           8.80%  6.29%  8.30% 9.45%  6.20%  6.83%    7.28%

 Variable Rate       -      -     -   $496.4   -    $54.0    $550.4  $550.4
 Average Interest
    Rate             -      -     -    5.68%   -     3.63%    5.48%

Interest Rate Derivative Financial Instruments Related to Debt
Interest Rate Swaps

  Pay Fixed         $4.0   $16.0  $17.2  $18.4  $19.6  $71.9 $147.1   $4.0
  Average Pay Rate 6.34%   6.71%  6.71%  6.69%  6.73%  6.63%
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

                 Exposures Related to Derivative Contracts
               with United States Dollar Functional Currency
             Principal (Notional) Amount by Expected Maturity
   Average Forward Foreign Currency Exchange Rate (USD/Foreign Currency)
                           (dollars in millions)
___________________________________________________________________________

                     1998  1999  2000  2001  2002  There-  Total    Fair
                                                   after            Value
                                                                   6/27/98
___________________________________________________________________________
Sold Option Contracts to Sell Foreign Currencies for US$
Japanese Yen
  Notional Amount   $31.4   $6.5   -     -     -     -     $37.9      $0
  Weighted Average
     Strike Price  113.03 109.48   -     -     -     -       -         -

Purchased Option Contracts to Sell Foreign Currencies for US$
Japanese Yen
  Notional Amount   $28.0   $5.6   -     -     -     -     $33.6      $1.1
  Weighted Average
     Strike Price  126.84 126.69   -     -     -     -       -         -
===========================================================================

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

The following table provides information about the Company's corn, soybean meal and other feed ingredient inventory and futures contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at June 27, 1998. For the futures contracts the table presents the notional amounts in bushels, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs four months from the reporting date. Contract amounts are used to calculate the contractual payments and quantity of corn and soybean meal to be exchanged under the futures contracts.

----------------------------------------------------------------------------
(In millions)                        Carrying amount     Fair value
----------------------------------------------------------------------------
On Balance Sheet Commodity Position
    and Related Derivatives
Corn, Soybean Meal and Other Feed
    Ingredient Inventory                  $32.9             $32.9
Corn Futures Contracts
  Contract Volumes
     (bushels)                         3,795,000
  Weighted Average Price
     (Per bushel)                         $2.57            $2.51
  Contract Amount
     ($US in millions)                    $9.7             $9.5
==========================================================================


                        PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

On July 28, 1997, Hudson received notice from the United States Department of Justice ("DOJ") that it was prepared to bring an action against Hudson for the alleged violation of the Clean Water Act at Hudson's Berlin, Maryland poultry processing facility. The DOJ alleged that over the past five years, Hudson had repeatedly discharged pollutants in quantities in excess of its National Pollutant Discharge Elimination System ("NPDES") permit limits, violated monitoring and sampling requirements of its NPDES permit and failed to provide notice of NPDES violations. On September 19, 1997, Hudson entered into an agreement in principle with the DOJ for the settlement of these claims. On May 8, 1998, a Consent Decree between the United States, Hudson and the Company was filed with the United States District Court together with a Complaint alleging these violations. The thirty (30) day comment period has expired and it is anticipated that the DOJ will advise the District Court on or before August 14, 1998 of its position regarding said comments. The Consent Decree, while stating that Hudson denies the violations alleged in the Complaint, provides for the payment to the United States of $4.0 million and the expenditure of $2.0 million in supplemental environmental projects (SEP's).

On or about July 23, 1998, the Maryland Department of the Environment ("MDE") filed a Complaint for Injunctive Relief and Civil Penalty (the "Complaint") against the Company in the Circuit Court of Worcester County, Maryland for the alleged violation of certain Maryland water pollution control laws with respect to the Company's land application of sludge to Company owned agricultural land near Berlin, Maryland. The Company operates a poultry processing and rendering facility in Berlin that was acquired by the Company in the Hudson Acquisition. The MDE seeks, in addition  to  injunctive and equitable relief, civil  penalties  of  up  to
$10,000 per day for each day the Company had allegedly operated in violation of the Maryland water pollution control laws. The Company has only recently received the Complaint, is reviewing and researching the factual matters asserted therein, and intends to vigorously defend against the same. The Company does not believe any penalties, if imposed, would have a material adverse effect on the Company's results of operations or financial condition.

Item 2.    Changes in Securities

           Not Applicable


Item 3.    Defaults Upon Senior Securities

           Not Applicable


Item 4.    Submission of Matters to a Vote of Security Holders

           Not Applicable


Item 5.    Other Information

Effective June 29, 1998, the Securities and Exchange Commission amended Rule 14a-4(c) under the Securities Exchange Act of 1934 (the "1934 Act") which governs a company's use of discretionary proxy voting authority with respect to shareholder proposals that are not being included in the company's proxy solicitation materials pursuant to Rule 14a-8 of the 1934 Act. New Rule 14a-4(c)(1) provides that if a proponent fails to notify the Company at least 45 days prior to the month and day of mailing of the prior years' proxy statement (or by an earlier or later date established by an overriding advance notice provision contained in the company's charter or bylaws), then the management proxies named in the form of proxy distributed in connection with the company's proxy statement would be allowed to use their discretionary voting authority to address the matter submitted by the proponent, without discussion of the matter in the proxy statement. The Company's bylaws contain an advance notice provision which provides that a matter may not be brought before an annual meeting by a proponent stockholder (the "Proponent") unless the Proponent has provided, delivered or mailed notice thereof in writing to the Secretary of the
Company (and such notice has been received by the Secretary) at the principal executive office of the Company), not less than 75 days nor more than 100 days prior to the date of the annual meeting. For this provision to be effective, the Company must have provided notice to stockholders or otherwise publicly disclosed the date of the annual meeting at least 85 days in advance thereof. If no notice or public disclosure is made by the Company within that time frame, the Proponent's notice, to be timely received must be received not later than the close of business on the 10th day following the day on which such actual notice of the meeting was mailed to stockholders or public disclosure of the meeting date was made. The Company's 1999 annual meeting is currently scheduled for January 8, 1999. Accordingly, for any business to be brought before the 1999 Annual Meeting by a Proponent, written notice thereof must be provided to the Secretary by October 26, 1998.


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

12   Ratio of Earnings to Fixed Charges                            20

27   Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TYSON FOODS, INC.

Date:     August 7, 1998           /s/ Wayne Britt
          --------------           ----------------------------
                                   Wayne Britt
                                   Executive Vice President and
                                     Chief Financial Officer


Date:     August 7, 1998           /s/ James G. Ennis
          --------------           ----------------------------
                                   James G. Ennis
                                    Vice President, Controller and
                                     Chief Accounting Officer