Form 10-K
period 1998-10-03
TYSON FOODS INC
filed 1998-12-16
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended October 3, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On October 3, 1998, the aggregate market value of the Class A Common and Class B Common voting stock held by non-affiliates of the registrant was $2,508,274,106 and $2,146,223,295, respectively.

On October 3, 1998, there were outstanding 128,296,821 shares of the registrant's Class A Common Stock, $.10 par value, and 102,645,423 shares of its Class B Common Stock, $.10 par value.

                            Page 1 of 91 Pages
            The Exhibit Index appears on pages 23 through 29

                    DOCUMENTS INCORPORATED BY REFERENCE

The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of this Annual Report on Form 10-K: (i) pages 14-44 and back cover of the registrant's Annual Report to Shareholders for fiscal year ended October 3, 1998 (the "Annual Report") which are filed as Exhibit 13 to this Form 10-K and (ii) the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held January 8, 1999 (the "Proxy Statement").

                                  PART I

     Item 1.  Business


       Pages 16 through 23 of the Annual Report under the caption "Management's Discussion and Analysis."


                                  PART II


       Item   5.   Market  for  Registrant's  Common  Equity  and   Related
Stockholder Matters

      Pages 14 and 15, 29 and 44 of the Annual Report under the captions "Eleven-Year Financial Summary", "Capital Stock" and "Closing Price of Company's Common Stock."


     Item 6.  Selected Financial Data

      Pages 14 and 15 of the Annual Report under the caption "Eleven-Year Financial Summary."


      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Pages 16 through 23 of the Annual Report under the caption "Management's Discussion and Analysis."


     Item 8.  Financial Statements and Supplementary Data

      Pages 24 through 41 of the Annual Report under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors."

                                 Part III

     Item 10.  Directors and Executive Officers of the Registrant

      The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting" in the Proxy Statement.


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

Description

      Originally, the Company was a producer and distributor of fresh chicken. The Company developed a strategy to reduce the impact of the commodity market of the fresh chicken business through value-enhancement. As the industry leader in value-enhanced poultry products, the Company utilizes national and regional advertising, special promotions and brand identification, and meets the varying demands of its customers through capital expenditures and strategic acquisitions. With further-processed poultry products, grain costs as a percentage of total product costs are reduced because of the value added to the products by cutting, deboning, cooking, packaging and/or freezing the poultry.

      The Company's integrated poultry processes include genetic research, breeding, hatching, rearing, ingredient procurement, feed milling, veterinary and other technical services, and related transportation and delivery services. The Company contracts with independent growers to maintain the Company's flocks of breeder chicks which, when grown, lay the eggs which the Company transfers to its hatcheries and hatch into broiler chicks. Newly hatched broiler chicks are vaccinated and then delivered to independent contract growers who care for and feed the broiler chicks until they reach processing weight, usually from the end of the fourth to the eighth week. During the broiler growout period, the Company provides growers with feed, vitamins and medication for the broilers, if needed, as well as supervisory and technical services. The broilers are then transported by the Company to its nearby processing plants. The Company processed approximately 6.4 billion pounds of consumer poultry during fiscal 1998.

     The Company's farrow to finish swine operations, which include genetic and nutritional research, breeding, farrowing and feeder pig finishing and the marketing of live swine to regional and national packers, are conducted in Alabama, Arkansas, Missouri, North Carolina and Oklahoma. The Company sold approximately 2.0 million head of market weight live swine in fiscal 1998.

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

     The Company's prepared foods group, consisting of Mexican Original, Culinary Foods and Mallard's Food, produce flour and corn tortilla products and specialty pasta and meat dishes, for restaurants, airlines and other major customers.

     The Company's by-products operations convert inedible poultry by-products into high-grade pet food and animal feed ingredients.

Sources of Revenue

      The principal revenue sources of the Company include value-enhanced poultry products, fresh and frozen poultry products, prepared food products, frozen dinner products, seafood products, live swine operations, animal foods, by-products, and other products. In the first quarter of 1997, the Company sold its beef further-processing plants and closed its pork further-processing plant. Revenue for 1996 includes value-enhanced beef and pork products. The following table sets forth the relative sources of the Company's revenues for the last three fiscal years.

                                                    For Fiscal Year Ended
                                                    ---------------------
                                                     1998   1997   1996
                                                     ----   ----   ----
Consumer Poultry(1)                                   82%    83%    78%
Prepared Foods(2)                                      4      4      5
Seafood (3)                                            3      4      5
Live Swine and Other                                  11      9     12
                                                     ---    ---    ---
Total                                                100%   100%   100%
                                                     ===    ===    ===

(1) Includes products such as chicken patties and nuggets, pre-cooked chicken, individually-quick-frozen chicken segments, pre-packaged and pre-priced poultry, Cornish game hens and other poultry products to which certain processes are added to enhance their value to the Company's customers. Also includes fresh and frozen poultry products sold without value enhancements.

(2) Includes flour and corn tortillas, corn chips, taco shells and filled tortilla specialty items; premium frozen dinners and other specialty items.

(3) Includes surimi-based products as well as breaded and battered seafood, fillets and crab.

Marketing and Distribution

      The Company seeks to develop and increase the demand for and market share of a product or product line through concentrated national and local advertising and other promotional efforts, stressing product quality and brand identification and meeting specific customer requirements. The Company's principal marketing strategy is to identify target markets for value-enhanced food products consisting primarily of poultry, tortilla products and seafood. The Company concentrates production, sales and marketing efforts in order to appeal to and enhance the demand from those markets. The Company utilizes its national distribution system and customer support services to achieve a dominant market position for its products and identifies distinct markets through trade and consumer research.

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

The Company has a total frozen storage capacity in excess of 132.5 million pounds, excluding public or outside cold storage. The Company's distribution centers facilitate accumulating frozen products so that it can fill and consolidate less-than-truckload orders into full truckloads, thereby decreasing shipping costs while increasing customer service. In addition, customers are provided with a selection of products that do not require large volume orders. The Company's distribution system enables it to supply large or small quantities of products to meet customer requirements anywhere in the continental United States.

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

       Foodservice products are sold under the following brands and registered trademarks: Tyson, Honey Stung, Tyson's Pride, HoneyBest, Wing Stingers, W.W. Flyers, Signature Specialties, Flavor-Redi, Lady Aster, Quality Cuisine, Our Finest, Mexican Original, McCarty Foods, Louis Kemp, Arctic Ice, Enterprise, Crab Delights, Lobster Delights, Ocean Master and Sure Salad.

      Foodservice products include: (a) poultry items such as individually-quick-frozen segments (IQF), ready-to-cook and fully cooked fried chicken, fully cooked breaded and glazed wings, cooked and ready-to-cook breaded and unbreaded tenderloins, breaded and unbreaded patties and chunks (cooked and ready-to-cook), oven roasted chicken, stuffed breast specialties, Cornish hens, flavor marinated breasts, fully cooked diced, pulled and shredded chicken products, breaded breast and thigh pieces, bites and strips; fast food cut-up chicken and marinated deli-chicken; (b) tortilla items such as flour and corn tortillas and chips; and (c) seafood items such as surimi, snow crab, king crab, pollock, cod and several species of flatfish.

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

      Retail products include: (a) frozen prepared foods consisting of separate lines of Tyson breaded chicken patties, chunks, fillets and tenders; Weaver breaded chicken tenders, nuggets, patties and fillets; Tyson premium plated dinners; Tyson and Weaver flavored chicken wings; Tyson complete meal kits; Tyson premium pot pies; Tyson and Mallard's meals; Tyson individually-quick-frozen chicken parts and breaded chicken patties and chunks; (b) refrigerated prepared foods consisting of separate lines of Tyson roasted ready-to-eat chicken; Tyson and Weaver sliced lunch meat; Weaver hot dogs; Tyson and Weaver deli meats; and Mexican Original tortillas and chips;(c) refrigerated Tyson Holly Farms fresh tray pack chicken; (d) frozen and refrigerated Tyson Cornish game hens; and (e) seafood products which are marketed under the Louis Kemp brand of Crab Delights and Lobster Delights, as well as the JAC Creative Foods brands of Captain JAC and SeaFest.

     In the wholesale club market the Company designs and markets a variety of products targeted to small foodservice operators and consumers who frequent club stores. These products are aimed at both foodservice operators who buy in small quantities and want to cut costs of storage and final distribution, as well as retail consumers willing to buy larger than normal quantities to realize cost savings. The Company sells several categories of products including: IQF chicken, fresh tray pack chicken, refrigerated roasted ready-to-eat chicken, frozen value-added chicken, canned chicken and surimi-based seafood products.

      The Company's international division markets and sells throughout the world the full line of Tyson products, including poultry, prepared food products and seafood. The international division exported to 56 countries in fiscal 1998. Major markets include Canada, China, Georgia, Guatemala, Japan, Puerto Rico, Russia and Singapore as well as certain Middle Eastern countries and countries in the Caribbean.

      The Company continues to believe that Asia offers potential in terms of developing fully-integrated poultry facilities. A memorandum of understanding has been signed with the Kuok Group to explore development of poultry production and processing complexes in China. The Company has also established a joint venture called Fil-Am Foods, Inc. with Aboitiz Equity Ventures, Inc. and PM Nutrition Company, Inc., a subsidiary of Purina Mills, Inc., to create a commercial feed and swine operation in the Philippines. Meanwhile, the Company's joint venture operation in Mexico continues to grow rapidly under improving economic conditions. Cobb-Vantress, Inc., a wholly-owned subsidiary, has entered into a joint venture agreement with a company to build a 180 thousand capacity breeder farm in China.

Raw Materials and Sources of Supply

      The primary raw materials used by the Company in its poultry operations consist of feed ingredients, cooking ingredients, packaging materials and cryogenic agents. The Company believes that its sources of supply for these materials are adequate for its present needs and the Company does not anticipate any difficulty in acquiring these materials in the future. While the Company produces substantially all of its inventory of breeder chickens and live broilers, it has the capability to purchase live, ice-packed or deboned poultry to meet poultry production requirements.

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

Regulation

      The Company's facilities for processing poultry and for housing live poultry and swine are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of its employees. The Company's poultry and Mexican Original processing and distribution facilities are also subject to extensive inspection and regulation by the United States Department of Agriculture. Additionally, the Company's poultry processing facilities are participants in the government's pilot Hazardous Analysis Critical Control Point (HACCP) program. The cost of compliance with such laws and regulations has not had a material adverse effect upon the Company's capital expenditures, earnings or competitive position and it is not anticipated to have a material adverse effect in the future.

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

      To provide consumer reassurance of product integrity and safety, to create a quality point of difference from the competition, and to assume a position of measured industry leadership in production standards, the Company's seafood operation voluntarily complies with certain United States Department of Commerce regulations which enable it to show the United States Department of Commerce seal of approval (PUFI) on its primary products. Three of the Company's seafood manufacturing facilities are United States Department of Commerce inspected and are participants in the HACCP program.

Employees and Labor Relations

As of October 3, 1998, the Company employed approximately 70,500 persons. The Company believes that its relations with its workforce are good.

Set forth below is a listing of the Company facilities which have employees subject to a collective bargaining agreement together with the name of the union party to the collective bargaining agreement, the number of employees at the facility subject thereto and the expiration date of the collective bargaining agreement currently in effect.

Location                   Union      No. of People      Expiration Date
--------                   -----      -------------      ---------------
Albert Lea, MN              UFCW           350           January 24, 1999
Albertville, AL             UFCW           900           December 31, 1998
Ashland, AL                 UFCW           750           February 24, 1999
Berlin, MD                  UFCW           450           December 31, 2001
Berlin, MD                Teamsters        100           December 16, 2001
Buena Vista, GA            RWDSU         1,300           November 4, 2000
Carthage, TX                UFCW           700           November 11, 2000
Center, TX                  UFCW         1,025           November 4, 2000
Chicago, IL             Truck Drivers    1,100           October 6, 2001
Cleveland, MS              RWDSU           475           February 20, 2000
Corydon, IN                 UFCW           375           December 4, 1998
Corydon, IN             Steelworkers        75           October 10, 1999
Dardanelle, AR              UFCW         1,000           November 3, 2001
Gadsden/Blountsville, AL  Teamsters         23           March 31, 2001
Gadsden, AL                RWDSU         1,200           November 8, 2001
Glen Allen, VA              UFCW           850           November 3, 2001
Henderson, KY               UFCW         1,150           April 21, 2001
Hope, AR                    UFCW         1,400           March 3, 1999
Jackson, MS                 UFCW         1,050           December 31, 1999
Jacksonville, FL          Teamsters        650           December 31, 1999
Noel, MO                    UFCW         1,225           April 25, 2000
Pine Bluff, AR              UFCW           250           October 10, 1999
Shelbyville, TN            RWDSU           950           November 12, 1999
Shelbyville, TN           Teamsters         35           July 14, 2001
Social Circle, GA         GMPPAW           200           November 30, 1998
Wilkesboro, NC            Teamsters         35           November 4, 2001
Wilkesboro, NC            Teamsters         25           November 4, 2001
Wilkesboro, NC            Teamsters        125           November 4, 2001

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

     Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs; (ii) changes in the availability and relative costs of labor and contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to make effective acquisitions and to successfully integrate newly acquired businesses into existing operations; (vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety laws, and laws regulating fishing and seafood processing activities; (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (ix) the effect of, or changes in, general economic conditions.

ITEM 2.  PROPERTIES

      The Company currently has production and distribution operations in the following states: Alabama, Alaska, Arkansas, California, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Minnesota, Mississippi, Missouri, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington. Additionally, the Company, either directly or through its subsidiaries, has facilities in or participates in joint venture operations in Argentina, Brazil, Canada, China, Denmark, France, India, Indonesia, Ireland, Japan, Mexico, the Philippines, Poland, South Africa, Spain, the United Kingdom and Venezuela.

      The principal poultry operations of the Company consist of 58 processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packaging, deboning or further-processing. The total slaughter capacity is approximately 43 million head per week.

     To support the above facilities the Company operates 37 feed mills and 65 broiler hatcheries with sufficient capacity to meet the needs of the poultry growout operations. In addition, the Company owns poultry cold storage facilities with a capacity of approximately 126.8 million pounds.

      The  Company's prepared foods operations consist of eight  processing
plants.   These operations are supported by five additional freezer storage facilities.

      The Company's seafood operations consist of 23 catching and at-sea processing vessels along with two freighters. The at-sea processing is supported by nine shore-based processing plants, five of which are dedicated to surimi processing.

      The Company's animal feed and pet food processing operations consist of eleven rendering plants with the capacity to produce 26.6 million pounds of animal protein products per week supported by three freezer facilities. Fourteen ground pet food processing operations in connection with poultry processing plants are capable of producing 7.3 million pounds of product per week.

     The Company's live swine operations consist of 158 swine farrowing and nursery units and 385 swine finishing units. These swine growout operations are supported by three dedicated feed mills supplemented by the production from the poultry operations' feed mills. In addition, the Company operates a grain drying and two storage facilities in support of its swine feed mill operations.

      The Company owns its major operating facilities and vessels with the following exceptions: one poultry emulsified operation facility and one poultry emulsified plant are leased month to month, 355 breeder farms are leased under agreements expiring at various dates through 1999, 52 swine farrowing and nursery units and 318 swine finishing units are leased under one to ten year renewable lease agreements and two seafood processing plants are leased under agreements expiring in 2000 and 2001.

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


ITEM 3.   LEGAL PROCEEDINGS

           On December 29, 1997, the Company entered into a plea agreement resolving the Office of Independent Counsel's (OIC) investigation of the Company in connection with its investigation of former Secretary of Agriculture Michael Espy. The Company entered a guilty plea to a single count of violating the illegal gratuity statute, 18 U.S.C. 201(c)(1). The Company was sentenced on January 12, 1998 to pay a fine of $4 million, costs of prosecution of $2 million and was placed on probation for four years. At the time of its plea, the Company also entered a Compliance Agreement with OIC and the U.S. Department of Agriculture requiring it to implement a compliance program.

           Following the entry of its guilty plea, the Company and others were named as defendants in a putative class action suit brought on behalf of all individuals who sold beef cattle to beef packers for processing between certain dates in 1993 and 1998. This action, captioned Wayne Newton, et al. v. Tyson Foods, Inc., et al., U.S. District Court, Northern District of Iowa, Civil Action No. 98-30, asserts claims under the Racketeer Influenced and Corrupt Organizations statute as well as a common -law claim for intentional interference with prospective economic advantage. Plaintiffs allege that the gratuities which were the subject of the Company's plea resulted in a competitive advantage for poultry products vis-a-vis beef products. Plaintiffs request trebled damages in excess of $3 billion, plus attorney's fees and costs. While management is not able at the present time to determine the outcome of this matter, based upon information currently available, management presently does not believe that this lawsuit has merit and will not have a material adverse effect on the Company's financial position or its results of operations.

On July 28, 1997, Hudson received notice from the U.S. Department of Justice (DOJ) that it was prepared to bring an action against Hudson for the alleged violation of the Clean Water Act at Hudson's Berlin, Md., poultry processing facility. The DOJ alleged that over the past five years, Hudson had repeatedly discharged pollutants in quantities in excess of its National Pollutant Discharge Elimination System (NPDES) permit limits, violated monitoring and sampling requirements of its NPDES permit and failed to provide notice of NPDES violations. On September 19, 1997, Hudson entered into an agreement in principle with the DOJ for the settlement of these claims. On May 8, 1998, a Consent Decree between the United States, Hudson and the Company was filed with the U.S. District Court together with a Complaint alleging these violations. On October 6, 1998, the U.S. District Court approved and entered the Consent Decree. The Consent Decree, while stating that Hudson denies the violations alleged in the Complaint, provides for the payment to the United States of $4 million and the expenditure of $2 million in supplemental environmental projects
(SEPs).

On or about July 23, 1998, the Maryland Department of the Environment (MDE) filed a Complaint for Injunctive Relief and Civil Penalty (the Complaint) against the Company in the Circuit Court of Worcester County, Md. for the alleged violation of certain Maryland water pollution control laws with respect to the Company's land application of sludge to Company owned agricultural land near Berlin, Md. The MDE seeks, in addition to injunctive and equitable relief, civil penalties of up to $10,000 per day for each day the Company had allegedly operated in violation of the Maryland water pollution control laws. The Company has only recently received the Complaint, is reviewing and researching the factual matters asserted therein, and intends to vigorously defend against the same. The Company does not believe any penalties, if imposed, would have a material adverse effect on the Company's results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Executive Officers of the Company

Officers of the Company serve one year terms from the date of their election, or until their successors are appointed and qualified. The name, title, age and year of initial election to executive office of the Company's executive officers are listed below:
                                                                      Year
Name                      Title                               Age    Elected
----                      -----                               ---    -------
Don Tyson                 Senior Chairman of the              68     1963
                          Board of Directors

John H. Tyson             Chairman of the                     45     1984
                          Board of Directors

Wayne Britt               Chief Executive Officer             49     1977

Donald E. Wray            President and Chief Operating       61     1979
                          Officer

Greg Lee                  Executive Vice President, Sales,    51     1993
                          Marketing and Technical Services

David Purtle              Executive Vice President,           54     1985
                          Operations, Transportation and
                          Warehousing

Steven Hankins            Executive Vice President and        40     1997
                          Chief Financial Officer

Dennis Leatherby          Senior Vice President,              38     1990
                          Finance and Treasurer

James G. Ennis            Vice President, Controller and      53     1996
                          Chief Accounting Officer

David L. Van Bebber       Vice President and                  42     1990
                          Director of Legal Services

R. Read Hudson            Secretary                           40     1998


Louis C. Gottsponer, Jr.  Assistant Secretary and             34     1998
                          Director of Investor Relations

John H. Tyson is the son of Don Tyson. No other family relationships exist among the above officers. Mr. Don Tyson was appointed Senior Chairman of the Board of Directors in 1995 after previously serving as Chairman of the Board and Chief Executive Officer. Mr. John H. Tyson was appointed Chairman of the Board of Directors in 1998 after serving as Vice Chairman of the Board of Directors since 1997 and President, Beef and Pork Division since 1993. Mr. Britt was appointed Chief Executive Officer in 1998 after serving as Executive Vice President and Chief Financial Officer since 1996, Senior Vice President, International Sales and Marketing since 1994 and Vice President, Wholesale Club Division since 1992. Mr. Wray was appointed
President and Chief Operating Officer in 1995 after serving as Chief Operating Officer since 1991. Mr. Lee was appointed Executive Vice President, Sales, Marketing and Technical Services in 1995 after serving as Senior Vice President, Sales and Marketing since 1993. Mr. Purtle was appointed Executive Vice President, Operations, Transportation and Warehousing in 1995 after serving as Senior Vice President, Operations since 1991. Mr. Hankins was appointed Chief Financial Officer in 1998 after serving as Senior Vice President, Financial Planning and Shared Services since 1997 and Vice President, Management Information Systems since 1993. Mr. Leatherby was appointed Senior Vice President, Finance and Treasurer in 1998 after serving as Vice President and Treasurer since 1997, Treasurer since 1994 and Assistant Treasurer since 1990. Mr. Ennis was appointed Vice President, Controller and Chief Accounting Officer in 1996 after serving as Corporate Tax Manager since 1986. Mr. Van Bebber was appointed Vice President and Director of Legal Services in 1998 after serving as Assistant Secretary since 1990. Mr. Hudson was appointed Secretary in 1998 after serving as Corporate Counsel since 1992. Mr. Gottsponer was appointed Assistant Secretary and Director of Investor Relations in 1998 after serving as Corporate Finance Manager since 1996 and Cash Manager since 1993.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The Company currently has issued and outstanding two classes of capital stock, Class A Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock"). Information regarding the voting rights and dividend restrictions are set forth on page 29 of the Annual Report under the caption "Capital Stock," which information is incorporated herein by reference.

      On October 3, 1998, there were approximately 33,683 holders of record of the Company's Class A Stock and 17 holders of record of the Company's Class B Stock, excluding holders in the security position listings held by nominees. The Class A Stock is traded on the New York Stock Exchange under the symbol "TSN." No public trading market currently exists for the Class B Stock. Information regarding the high and low closing prices of the Class A Stock is set forth on pages 14 and 15 and in the table on page 44 of the Annual Report under the captions "Eleven-Year Financial Summary" and
"Closing Price of Company's Common Stock," which information is incorporated herein by reference.

      The Company has paid uninterrupted quarterly dividends on its common stock each year since 1977. On January 10, 1997, the Board of Directors increased the post-split annual dividend rate on Class A Stock to $.10 per share and fixed an annual dividend rate of $.09 per share for the Class B Stock, effective with the quarterly dividend paid on March 15, 1997. The Company has continued to pay quarterly dividends at the same rates through fiscal 1998.

ITEM 6.  SELECTED FINANCIAL DATA

     See the information reflected under the caption "Eleven-Year Financial Summary" on pages 14 and 15 of the Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       See the information reflected under the caption "Management's Discussion and Analysis" on pages 16 through 23 of the Annual Report, which information is incorporated herein by reference.

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

Commodities Risk

      The Company is a purchaser of certain commodities, primarily corn and soybeans. The Company periodically uses commodity futures and purchased options for hedging purposes to reduce the effect of changing commodity prices and as a mechanism to procure the grains. The contracts that effectively meet risk reductions and correlation criteria are recorded using hedge accounting. Gains and losses on closed hedge transactions are recorded as a component of the underlying inventory purchase.

The following table provides information about the Company's corn, soybean oil and other feed ingredient inventory and futures contracts that are sensitive to changes in commodity prices. The table presents the carrying amounts and fair values at October 3, 1998. Additionally, for the futures contracts, the latest which matures 15 months from the reporting date, the table presents the notional amounts in units of purchase, the weighted average contract prices and the total dollar contract amounts. Contract amounts are used to calculate the contractual payments and quantity of corn and soybean oil to be exchanged under the futures contracts.

(dollars and volume in millions, except per unit amounts)
---------------------------------------------------------------------------
                         Volume  Contract/  Weighted      Fair   Weighted
                                Book Value Average Price  Value   Average
                                             Per Unit            Price Per
                                                                    Unit
---------------------------------------------------------------------------
Commodity Inventory        -       $36.0     $  -         $36.0   $ -

Corn Futures Contracts
(volume in bushels)
Long (Buy) Positions      7.5       17.4       2.33        17.0     2.27
Short (Sell) Positions    9.7       20.5       2.11        20.2     2.08

Soybean Oil Futures Contracts
(volume in cwt)
Long (Buy) Positions      0.1        2.1      24.24         2.1    24.05
Short (Sell) Positions    0.1        1.5      24.40         1.5    24.06
===========================================================================


Foreign Currency and Interest Rate Risks

       The Company periodically enters into foreign exchange forward contracts and option contracts to hedge some of its foreign currency exposure. The Company uses such contracts to hedge exposure to changes in foreign currency exchange rates, primarily Japanese Yen, associated with sales denominatedin foreign currency. Gains and losses on these contracts are recognized as an adjustment of the subsequent transaction when it occurs. Forward and option contracts generally have maturities not exceeding 12 months.

      The Company also hedges exposure to changes in interest rates on certain of its financial instruments. Under the terms of various leveraged equipment loans, the Company enters into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings. The maturity dates of these leveraged equipment loans range from 2005 to 2008 with interest rates ranging from 4.7% to 6%.

The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. The table presents for the Company's debt obligations, principal cash flows, related weighted-average interest rates by expected maturity dates and fair values. For interest rate swaps, the table presents notional amounts, weighted-average interest rates or strike rates by contractual maturity dates and fair values. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                         Interest Rate Sensitivity
             Principal (Notional) Amount by Expected Maturity
                       Average Interest (Swap) Rate
___________________________________________________________________________
(dollars in millions)1999  2000  2001  2002  2003  There-   Total  Fair
                                                   after           Value
                                                                  10/3/98
___________________________________________________________________________
Liabilities

Long-term Debt,
  including
  Current Portion

Fixed Rate         $73.6 $226.7 $125.2 $31.4 $178.5 $823.3 $1,458.7 $1,533.7
 Average Interest
      Rate          9.37% 6.39%  8.25% 7.88% 6.20%  6.79%   6.93%

 Variable Rate       $4.0 $24.6    -  $506.9   -     $50.0   $585.5   $585.5
 Average Interest
      Rate          4.15% 7.67%    -   5.57%   -    3.73%   5.49%

Interest Rate
 Derivative Financial
 Instruments Related
 to Debt
Interest Rate Swaps

  Pay Fixed          $16.1  $17.2  $18.4 $19.6 $20.2  $50.2 $141.7   ($8.1)
  Average Pay Rate    6.71%  6.71%  6.69% 6.73% 6.74% 6.59%  6.67%
  Average Receive Rate- USD 6 Month Libor.
===========================================================================

The following table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates. The table presents the notional amounts, weighted-average exchange rates by expected (contractual) maturity dates and fair values. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

                 Exposures Related to Derivative Contracts
               with United States Dollar Functional Currency
             Principal (Notional) Amount by Expected Maturity
   Average Forward Foreign Currency Exchange Rate (USD/Foreign Currency)
                           (dollars in millions)
___________________________________________________________________________

                     1999    2000 - 2003         There-   Total    Fair
                                                 after             Value
                                                                  10/3/98
___________________________________________________________________________

Sold Option Contracts
 to Sell Foreign
 Currencies for US$
Japanese Yen
   Notional  Amount    $6.5      -                         $6.5      -
   Weighted Average
     Strike Price   Y109.48
Purchased Option
 Contracts to Sell
 Foreign Currencies
 for US$
Japanese Yen
  Notional Amount      $5.6      -                         $5.6    $0.4
  Weighted Average
     Strike Price   Y126.69
===========================================================================


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the information on pages 24 through 41 of the Annual Report under the caption "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors," which information is incorporated herein by reference. Other financial information is filed under Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      Pursuant to general instruction G(3) of the instructions to Annual Report on Form 10-K, certain information concerning the Company's executive officers is included under the caption "Executive Officers of the Company" in Part I of this Report. See the information set forth under the captions "Executive Compensation and Other Information" and "Report of Compensation Committee" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       See   the   information  included  under  the  captions   "Principal
Shareholders"  and  "Security  Ownership  of  Management"  in   the   Proxy
Statement, which information is incorporated herein by reference.

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

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a)    The following documents are filed as a part of this report:

            1. The following consolidated financial statements of the registrant included on pages 24 through 40 in the Company's Annual Report for the fiscal year ended
                October 3, 1998, and the Report of Independent
                Auditors, on page 41 of such Annual Report are incorporated herein by reference. Page references set forth in the index below are to page numbers in
                Exhibit 13 of this Form 10-K.
                                                                    Pages
                                                                    ------
       Consolidated Statements of Income                               62
       for the three years ended October 3, 1998

       Consolidated Balance Sheets at                                  63
       October 3, 1998 and September 27, 1997

       Consolidated Statements of Shareholders' Equity                 64
       for the three years ended October 3, 1998

       Consolidated Statements of Cash Flows                           65
       for the three years ended October 3, 1998

       Notes to Consolidated Financial Statements                   66-81

       Report of Independent Auditors                                  83

           2. The following additional information for the years 1998, 1997, and 1996 is submitted herewith. Page references are to the consecutively numbered pages of this Report on
                Form 10-K:

                                                                    Pages
                                                                    -----
       Report of Independent Auditors                                  32

       Schedule VIII Valuation and Qualifying                          33
       Accounts and Reserves for the three years ended October
       3, 1998

     All other schedules are omitted because they are neither applicable nor required.

            3.  The exhibits filed with this report are listed in the
                Exhibit Index at the end of this Item 14.


            4. On September 4, 1998, the Company filed a Current Report on Form 8-K related to the Board of Directors' approval of a combined financial program.

                               EXHIBIT INDEX

      The following exhibits are filed with this report or are incorporated by reference to previously filed material. Page references are to the cover page preceding each attached Exhibit.

Exhibit No.                                                           Pages
-----------                                                           -----
2.1        Agreement and Plan of Merger dated September  4,  1997
           by  and  among the Company, HFI Acquisition Sub,  Inc.
           and  Hudson  Foods, Inc. (previously filed as  Exhibit
           2.1 to the Company's  Registration  Statement on  Form
           S-4, filed with the Securities and Exchange Commission on December 10, 1997, Registration No. 333-41887, and incorporated herein by reference).

3.1        Restated Certificate of Incorporation of the Company       34-43

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

4.12 Form of $150 million 6% Note due January 15, 2003 (previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 27, 1997, Commission File No. 0-3400, and incorporated herein by reference).

4.13 Form of $150 million 7% Note due January 15, 2028 (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 27, 1997, Commission File No. 0-3400, and incorporated herein by reference).

4.14 Form of $100 million 6.08% MOPPRS, due February 1, 2010 (previously filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 27, 1997, Commission File No. 0-3400, and incorporated herein by reference).

4.15 Remarketing Agreement dated January 28, 1998 between the Company and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, relating to the 6.08% MOPPRS due February 1, 2010 (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 1998 and incorporated herein by reference).

4.16 Form of $50 million Floating Rate MOPPRS, due February 1, 2010 (previously filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 27, 1997, Commission File No. 0-3400, and incorporated herein by reference).

4.17 Remarketing Agreement dated January 28, 1998 between the Company and Merrell Lynch, Pierce, Fenner & Smith, Incorporated, relating to the Floating Rate MOPPRS due February 1, 2010 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 1998 and incorporated herein by reference).

4.18       Form  of  7.0%  $200  million Note  due  May  1,  2018
           (previously  filed as  Exhibit 4.1  to  the  Company's

           Quarterly Report on Form 10-Q for the period ended
           March 28, 1998, Commission File No. 0-3400, and incorporated herein by reference).

4.19 Form of 7.0% $40 million Note due May 1, 2018 (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1998, Commission File No. 0-3400, and incorporated herein by reference).

10.1 Fourth Amended and Restated Credit Agreement, including all exhibits thereto, dated as of May 26, 1995, by and among the Company, as Borrower, The Chase Manhattan Bank N.A., Chemical Bank, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank Nederland), Morgan Guaranty Trust Company of New York, National Westminister Bank Plc, Nationsbank of Texas, N.A., and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Agent (previously filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.2 Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 24, 1996, by and among the Company, as Borrower, the banks party thereto, The Chase Manhatten Bank, N.A., Chemical Bank, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank Nederland), Morgan Guaranty Trust Company of New York, National Westminister Bank Plc, Nationsbank of Texas, N.A., and Societe Generale as Co-Agents and Bank of America National Trust and Savings Association, as Agent (previously filed as Exhibit 4(b) to the Company's Form 10-Q for the quarter ended June 29, 1996, Commission File No. 0-3400, and incorporated herein by reference).

10.3 Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of May 23, 1997, by and among the Company, as Borrower, the banks party thereto, The Chase Manhatten Bank, N.A., Chemical Bank, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank Nederland), Morgan Guaranty Trust Company of New York, National Westminister Bank Plc, Nationsbank of Texas, N.A., and Societe Generale as Co-Agents and Bank of America National Trust and Savings Association, as Agent (previously filed as Exhibit 4(b) to the Company's Form 10-Q for the quarter ended June 28, 1997, Commission File No. 0-3400, and incorporated herein by reference).

10.4 Issuing and Paying Agency Agreement dated July 1, 1993, between the Company and Morgan Guaranty Trust Company of New York, (previously filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

10.5 Commercial Paper Dealer Agreement dated July 1, 1993, between the Company and Merrill Lynch Money Markets, Inc. (previously filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

10.6 Commercial Paper Dealer Agreement dated July 1, 1993, between the Company and the First Boston Corporation (previously filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the period ended
           July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

10.7 Commercial Paper Dealer Agreement dated July 1, 1993, between the Company and J.P. Morgan Securities, Inc. (previously filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the period ended
           July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

10.8 Commercial Paper Dealer Agreement dated July 1, 1993, between the Company and Bank of America National Trust and Savings Association (previously filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

10.9       Commercial     Paper    Dealer     Agreement     dated
           September 1, 1994, between the Company and Chase Securities, Inc. (previously filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.10 Tyson Foods, Inc. Senior Executive Performance Bonus Plan adopted November 18, 1994 (previously filed as
           Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.11 Tyson Foods, Inc. Restricted Stock Bonus Plan, effective August 21, 1989, as amended and restated on April 15, 1994; and Amendment to Restricted Stock
           Bonus Plan effective November 18, 1994 (previously filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended
           October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.12 Profit Sharing Plan and Trust of Tyson Foods, Inc., as amended and restated through April 1, 1993; Amendment No.1 thereto, effective April 1, 1995; and terminating resolution, effective March 31, 1996 (previously filed as Exhibit 10(b) to the Company's Form 10-Q for the
           quarter ended March 30, 1996, Commission File No.    0-
           3400, and incorporated herein by reference).

10.13 Tyson Foods, Inc. Employee Stock Purchase Plan, as amended and restated through April 1, 1993; and Amendment Nos. 1 and 2 thereto, effective April 1, 1996 (previously filed as Exhibit 10(d) to the Company's Form 10-Q for the quarter ended March 30, 1996, Commission File No. 0-3400, and incorporated herein by reference).

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

10.16 Second Amended and Restated Employment Agreement dated August 1, 1997, between the Company and Don Tyson, Senior Chairman of the Board of Directors of the
           Company (previously filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended September 27, 1997, Commission File No. 0-3400, and incorporated herein by reference).

10.17 Retirement Savings Plan of Tyson Foods, Inc., qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended, originally effective as of October 3, 1987, as amended and restated through January 1, 1993; and Amendments Nos. 1-5 thereto (previously filed as Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 30, 1996, Commission File No. 0-3400, and incorporated herein by reference).

10.18 Tyson Employee Retirement Income Savings Plan, as amended and restated effective April 1, 1987, (previously filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1987, Commission File No. 0-3400, and incorporated herein by reference).

10.19 Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain of its executive officers (previously filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.20      Senior Executive Employment Agreement dated November      44-45
           20, 1998 between the Company and Leland E. Tollett.

10.21      Senior Executive Employment Agreement dated November      46-47
           20, 1998 between the Company and Donald E. Wray.

12         Ratio of Earnings to Fixed Charges.                          48

13         Pages  14-44  and back cover of the Annual  Report  to    49-88
           Shareholders for the fiscal year ended October 3, 1998.

21         Subsidiaries of the Company.                              89-90

23         Consent of Independent Auditors.                             91

27         Financial Data Schedule.

                                SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TYSON FOODS, INC.

                           By /s/ Steven Hankins      December 16, 1998
                              -------------------
                              Steven Hankins
                              Executive Vice President
                                and Chief Financial Officer

         Pursuant  to the requirements of the Securities  Exchange  Act  of
1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Wayne Britt           Chief Executive Officer      December 16, 1998
--------------------           and Director
Wayne Britt

/s/ Neely Cassady                 Director             December 16, 1998
--------------------
Neely Cassady

/s/ James G. Ennis        Vice President, Controller   December 16, 1998
--------------------     and Chief Accounting Officer
James G. Ennis

/s/ Lloyd V. Hackley              Director             December 16, 1998
--------------------
Lloyd V. Hackley

/s/ Steven Hankins      Executive Vice President and   December 16, 1998
--------------------       Chief Financial Officer
Steven Hankins

/s/ Gerald Johnston               Director             December 16, 1998
--------------------
Gerald Johnston

/s/ Shelby D. Massey              Director             December 16, 1998
--------------------
Shelby D. Massey

/s/ Joe F. Starr                  Director             December 16, 1998
--------------------
Joe F. Starr

/s/ Leland E. Tollett             Director             December 16, 1998
---------------------
Leland E. Tollett

/s/ Barbara Tyson         Vice President and Director  December 16, 1998
---------------------
Barbara Tyson

/s/ Don Tyson               Senior Chairman of the     December 16, 1998
---------------------         Board of Directors
Don Tyson

/s/ John H. Tyson               Chairman of the        December 16, 1998
---------------------          Board of Directors
John H. Tyson

/s/ Fred S. Vorsanger              Director            December 16, 1998
---------------------
Fred S. Vorsanger

/s/ Donald E. Wray        President, Chief Operating   December 16, 1998
---------------------        Officer and Director
Donald E. Wray

                     FINANCIAL STATEMENT SCHEDULE

                      REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Tyson Foods, Inc. as of October 3, 1998 and September 27, 1997, and for each of the three years in the period ended October 3, 1998, and have issued our report thereon dated November 20, 1998. Our audits also included the financial statement schedule listed in Item 14(a) in this annual report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



 Tulsa, Oklahoma                                    /s/ERNST & YOUNG LLP
 November 20, 1998                                    --------------------
                                                       ERNST & YOUNG LLP

                             TYSON FOODS, INC.
                              SCHEDULE VIII
              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Three Years Ended October 3, 1998

                           (Dollars in Millions)

                  Balance at  Charged to  Charged                  Balance
                  Beginning   Costs and   to Other   Additions     at End
Description       of Period    Expenses   Accounts (Deductions)   of Period
-----------       ----------  ---------   --------  -----------   ---------


Allowance for
  Doubtful Accounts

1998                $4.4        $2.2          0        $78.7(1)     $85.3

1997                $3.5        $2.0          0        ($1.1)        $4.4

1996                $3.6        $1.9          0        ($2.0)        $3.5


(1) Includes $48.4 million reserve for international currency devaluation.