Form 10-Q
period 1999-01-02
TYSON FOODS INC
filed 1999-02-16
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 2, 1999

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

          Yes   X         No
               ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding January 2, 1999
------------------------------------         ---------------------------
Class A Common Stock, $.10 Par Value             128,056,701 Shares
Class B Common Stock, $.10 Par Value             102,645,423 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                      PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          January 2, 1999 and October 3, 1998                            3

          Consolidated Condensed Statements of Income
          for the Three Months Ended
          January 2, 1999 and December 27, 1997                          4

          Consolidated Condensed Statements of Cash Flows
          for the Three Months Ended
          January 2, 1999 and December 27, 1997                          5

          Notes to Consolidated Condensed Financial Statements         6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     8-12

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risks                                           12-15

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                         15

     Item 2.  Changes in Securities                                     16

     Item 3.  Defaults Upon Senior Securities                           16

     Item 4.  Submission of Matters to a Vote of Security Holders       16

     Item 5.  Other Information                                         16

     Item 6.  Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                              18

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  (In millions except per share amounts)
                                               (Unaudited)
                                                January 2,    October 3,
ASSETS                                             1999          1998
Current Assets:
  Cash and cash equivalents                      $   53.6     $   46.5
  Accounts receivable                               633.6        631.0
  Inventories                                     1,008.9        984.1
  Assets held for sale                                8.6         65.2
  Other current assets                               31.9         38.3
                                                  _______      _______
Total Current Assets                              1,736.6      1,765.1
Net Property, Plant, and Equipment                2,275.7      2,256.5
Excess of Investments over Net Assets Acquired    1,046.4      1,035.8
Investments and Other Assets                        189.8        185.1
                                                 ________     ________
Total Assets                                     $5,248.5     $5,242.5
                                                 ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                  $  119.7     $   84.7
  Current portion of long-term debt                  74.1         77.6
  Trade accounts payable                            385.6        330.6
  Other accrued liabilities                         375.9        338.1
                                                  _______      _______
Total Current Liabilities                           955.3        831.0
Long-Term Debt                                    1,823.5      1,966.6
Deferred Income Taxes                               411.1        434.4
Other Liabilities                                    42.4         40.1
Shareholders' Equity:
  Common stock ($.10 par value):
   Class A-Authorized 900 million shares;
     issued 137.9 million shares at
     1-2-99 and 10-3-98                              13.8         13.8
   Class B-Authorized 900 million shares;
     issued 102.7 million shares at
     1-2-99 and 10-3-98                              10.3         10.3
  Capital in excess of par value                    740.4        740.5
  Retained earnings                               1,444.5      1,394.2
  Currency translation adjustment                                 (1.0)
                                                  _______      _______
                                                  2,209.0      2,157.8
  Less treasury stock, at cost-
    9.9 million shares at 1-2-99 and
    9.7 million shares at 10-3-98                   190.6        185.1
  Less unamortized deferred compensation              2.2          2.3
                                                 ________     ________
Total Shareholders' Equity                        2,016.2      1,970.4
                                                 ________     ________
Total Liabilities and Shareholders' Equity       $5,248.5     $5,242.5
                                                 ========     ========

The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                (Unaudited)

                                                   Three Months Ended
                                                   __________________

                                            January 2,         December 27,
                                              1999                1997
                                            __________         ___________

Sales                                       $1,824.7           $1,520.8
Cost of Sales                                1,519.4            1,260.1
                                             -------            --------
Gross Profit                                   305.3              260.7
Expenses:
  Selling                                      145.7              125.6
  General and administrative                    32.6               31.3
  Amortization                                   8.6                5.9
                                             -------             -------
Operating Income                               118.4               97.9
Other Expense (Income):
  Interest                                      31.3               27.2
  Foreign currency exchange                     (1.7)
  Other                                         (2.8)              (0.6)
                                             -------             -------
Income Before Taxes on Income                   91.6               71.3
Provision for Income Taxes                      32.8               26.4
Minority Interest                                3.0
                                             -------             -------
Net Income                                  $   55.8           $   44.9
                                             =======             =======
Basic Average Shares Outstanding               230.8              213.3
                                               =====             =====
Basic Earnings Per Share                       $0.24              $0.21
                                               =====              =====
Diluted Average Shares Outstanding             232.1              215.0
                                               =====              =====
Diluted Earnings Per Share                     $0.24              $0.21
                                               =====           =====
Cash Dividends Per Share:

  Class A                                    $0.0250            $0.0250
  Class B                                    $0.0225            $0.0225











The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)
                                                      Three Months Ended
                                                      __________________
                                                   January 2,  December 27,
                                                     1999         1997
                                                   _________   ___________
Cash Flows from Operating Activities:
  Net income                                        $  55.8      $  44.9
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation                                       64.9         51.7
    Amortization                                        8.6          5.9
    Foreign currency exchange                          (1.7)
    Deferred income taxes                             (23.3)        (3.4)
    (Gain)loss on dispositions of assets               (0.9)         0.6
    Decrease in accounts receivable                    43.9         28.1
    Increase in inventories                           (24.8)       (28.4)
    Increase(decrease) in trade accounts payable       54.4        (21.3)
    Net change in other current assets
       and liabilities                                 44.1         (9.9)
                                                      _____       ______
Cash Provided by Operating Activities                 221.0         68.2
Cash Flows from Investing Activities:
  Additions to property, plant and equipment         (107.8)       (50.3)
  Proceeds from sale of property, plant and equipment  19.1          2.4
  Net change in other assets and liabilities           (3.6)       (10.6)
                                                      _____       ______
Cash Used for Investing Activities                    (92.3)       (58.5)
Cash Flows from Financing Activities:
  Net change in notes payable                          34.9        101.5
  Proceeds from long-term debt                         14.2         20.4
  Repayments of long-term debt                       (160.8)      (121.2)
  Purchases of treasury shares                         (6.1)        (5.5)
  Other                                                (2.2)        (4.2)
                                                      _____       ______
Cash Used for Financing Activities                   (120.0)        (9.0)
Effect of Exchange Rate Change on Cash                 (1.6)        (0.1)
                                                      _____       ______
Increase in Cash and Cash Equivalents                   7.1          0.6
Cash and Cash Equivalents at Beginning of Period       46.5         23.6
                                                     ______       ______
Cash and Cash Equivalents at End of Period          $  53.6      $  24.2
                                                     ======       ======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                          $29.9        $45.8
    Income taxes                                      $27.7         $2.1






The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended October 3, 1998. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of January 2, 1999 and October 3, 1998 and the results of operations and cash flows for the three months ended January 2, 1999 and December 27, 1997. The results of operations and cash flows for the three months ended January 2, 1999 and December 27, 1997 are not necessarily indicative of the results to be expected for the full year.

The Notes to Consolidated Financial Statements for the fiscal year ended October 3, 1998, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the three months ended January 2, 1999, except as disclosed in these notes.

2.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                               Quarter Ended
                                   (In millions except per share amounts)

                                       January 2,        December 27,
                                         1999               1997
                                       ---------         -----------
Numerator:
   Net Income                             $55.8              $44.9
                                          =====              =====
Denominator:
   Denominator for basic
     earnings per share-
     weighted average shares              230.8              213.3

   Effect of dilutive securities:
     Employee stock options                 1.3                1.7
                                          -----              -----
   Denominator for diluted
      earnings per share-
      adjusted weighted average
      shares and assumed conversions      232.1              215.0
                                          =====              =====
Basic earnings per share                  $0.24              $0.21
                                          =====              =====
Diluted earnings per share                $0.24              $0.21
                                          =====              =====

3.   Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of the following:
                                                (In millions)
                                          January 2,      October 3,
                                            1999             1998
                                          ---------       ----------
     Finished and work-in-process         $ 434.6           $410.4
     Live poultry and hogs                  385.5            374.2
     Seafood related products                38.6             49.2
     Hatchery eggs and feed                  65.6             71.5
     Supplies                                84.6             78.8
                                          ________          ______
     Total                                $1,008.9          $984.1
                                          ========          ======

4.   Assets held for sale

Effective December 31, 1998, the Company sold Willow Brook Foods, its integrated turkey production and processing business, and its Albert Lea, Minn., processing facility which primarily produced the Schweigert brand of sausages, lunch and deli meats, to PLF Meats, Inc., a subsidiary of MCMI Food, Inc. of San Antonio, Texas (collectively, the "Willow Brook Sale"). In addition, on December 31, 1998, the Company sold its National Egg

Products Company operations in Social Circle, Ga. to Rose Acre Farms, Inc. of Seymour, Indiana (the "NEPCO Sale"). These facilities were sold for amounts which approximated their carrying values. These operations, which were reflected in assets held for sale at October 3, 1998, were acquired as part of the acquisition of Hudson Foods, Inc. ("Hudson") in January 1998
(the "Hudson Acquisition"). The remaining balance of assets held for sale at January 2, 1999 relates to facilities identified for closing under the Company's restructuring program which are expected to be disposed of within the next twelve months.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

For the three months ended January 2, 1999, net cash totaling $221 million was provided by all operating activities. Operations provided $103.4 million in cash and $117.6 million was provided by net changes in receivables, inventories, payables and other items. The Company used cash from operations to fund $107.8 million of property, plant and equipment additions and pay down debt by $160.8 million. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.

At January 2, 1999, working capital was $781.3 million compared to $934.1 million at 1998 fiscal year-end, a decrease of $152.8 million. The current ratio at January 2, 1999 was 1.82 to 1 compared to 2.12 to 1 at October 3, 1998. Working capital has decreased since year-end primarily due to a decrease in assets held for sale and increases in notes payable, accounts payable and other current liabilities. The decrease in assets held for sale is mainly due to completion of the Willow Brook Sale and the NEPCO Sale effective December 31, 1998. At January 2, 1999, total debt was 50% of total capitalization compared to 51.9% at October 3, 1998. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available.

The Company has an unsecured revolving credit agreement totaling $1 billion which supports the Company's commercial paper program. This $1 billion facility expires in May 2002. At January 2, 1999, $372.5 million was outstanding under this $1 billion facility consisting of $242.5 million in commercial paper and $130 million drawn under the revolver. Additional outstanding long-term debt at January 2, 1999 consisted of $1,028.4 million of public debt, $221.6 million of institutional notes, $181.9 million in leveraged equipment loans and $93.2 million of other indebtedness. The Company may use funds borrowed under its revolving credit facilities, commercial paper program or through the issuance of additional debt securities from time to time in the future to finance acquisitions as opportunities may arise, to refinance other indebtedness or capital leases of the Company and for other general corporate purposes.

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 1999 increased 20% from the same period of fiscal 1998. This increase is mainly due to an increase in total volume. Consumer poultry sales, excluding turkey, accounted for an increase of 15.5% of the total change in sales for the first quarter of fiscal 1999 as compared to the same period of fiscal 1998. This increase was due to a 28% increase in tonnage offset somewhat by a 7.3% decrease in average sales prices. A significant portion of the increase in total sales and consumer poultry sales for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 is due to volume gained from the Hudson Acquisition and the inclusion of Tyson de Mexico on a consolidated basis.

The prepared foods group sales accounted for an increase of 0.6% of the total change in sales for the first quarter of fiscal 1999 as compared to the same period of fiscal 1998. This increase was primarily due to a 15.5% increase in average sales prices slightly offset by a 1.3% decrease in tonnage. Seafood sales accounted for an increase of 1% of the change in total sales for the first quarter of fiscal 1999 as compared to the same period of fiscal 1998. This increase was due to a 49.4% increase in tonnage mostly offset by a 9.6% decrease in average sales prices. The seafood operations continue to be affected by the availability of some species of fish as well as reduced pricing on some products and other regulations which limit its source of supply. Sales of live swine and other as a group accounted for an increase of 2.9% of the change in total sales for the first quarter of fiscal 1999 as compared to the same period of fiscal 1998.

The live swine business experienced a significant decrease in market prices in the first quarter of fiscal 1999 compared to the same quarter last year, resulting in a live swine group net loss of $.06 per share. Management cannot predict future market prices for live swine, but anticipates continued losses at least through the second quarter of fiscal 1999.

In fiscal 1998, the Company announced a strategy of focusing on its core business - producing and marketing chicken and poultry based food products
- while reviewing the possibility of divesting other non-core assets. On January 18, 1999, the Company announced that it is exploring the possibility of divesting its live swine and seafood assets. The Company is in the early stages of this process but has received indications of interest on certain of these assets. During this process, the Company intends to manage these operations in a manner that maximizes value, regardless of whether the live swine and seafood assets are sold or continue to be part of the Company.

Cost of goods sold increased 20.6% for the first quarter of fiscal 1999 as compared to the same period of fiscal 1998. This increase is mainly the result of the increase in sales. As a percent of sales, cost of sales was 83.3% for the first quarter of fiscal 1999 compared to 82.9% for the first quarter of fiscal 1998.

Operating expenses increased 14.8% for the first quarter of fiscal 1999 over the same quarter of fiscal 1998 mostly due to the Hudson Acquisition. Selling expense, as a percent of sales, decreased to 8% for the first quarter of fiscal 1999 as compared to 8.3% for the first quarter of fiscal 1998. General and administrative expense, as a percent of sales, was 1.8% in the first quarter of fiscal 1999 compared to 2.1% in the same quarter last year. Included in general and administrative expense for the first quarter of fiscal 1998 is a charge of $6 million for penalties and costs associated with the plea agreement by the Company with respect to the investigation by the Office of Independent Counsel in connection with former Secretary of Agriculture Michael Espy. Amortization expense, as a percent of sales, was 0.5% in the first quarter of fiscal 1999 and 0.4% in the first quarter of fiscal 1998. The increase in amortization expense is mainly due to additional amortization related to the Hudson Acquisition.

Interest expense increased 15.1% for the first quarter of fiscal 1999 compared to the same quarter of fiscal 1998 primarily as a result of a 17.2% increase in the Company's average indebtedness over the same period last year. The net average effective interest rate of all Company debt decreased to 6.3% compared to 6.4% for the same period last year.

The effective income tax rate for the first quarter of fiscal 1999 was 35.8% compared to 37% for the same period of fiscal 1998 due in part to foreign subsidiary earnings being taxed at their applicable foreign rate.


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

Because of the nature of the Year 2000 issue, older software is more likely to have issues with Year 2000 readiness, while newer software is more likely to be Year 2000 compliant. The Company has replaced its entire computer software applications portfolio since 1990. Nonetheless, the Company has been working on testing and ensuring application readiness since 1996. Many of the applications that are used to support core business processes have been taken to offsite computer testing facilities to ensure their Year 2000 readiness. This includes core application functionality as well as interfaces to other applications and outside partners.

In addition to the testing that has been done, the Company has been in contact with the providers of packaged software applications to ensure that these packages are also Year 2000 ready. To this point, all suppliers of software have provided some approach for the Company to ensure readiness, either through upgrades or new products. Most of these solutions have already been implemented. Those remaining will be completed by March 31, 1999.

In certain instances, software has been purchased to provide new functionality for the Company replacing software that was not compliant. These purchases were not predicated by the Year 2000 issue; however, the result is that the new systems are compliant and non-compliant systems are ultimately retired. An example of this is the implementation of new accounting software from SAP that the Company installed at the beginning of the 1999 fiscal year.

Because many of the systems were already compliant, did not require significant modifications to make them compliant, or were replaced for other business reasons, the costs incurred specifically to address Year 2000 readiness are not material to the Company. Since 1996, the expenses that resulted from Year 2000 readiness activities have been absorbed through the annual Management Information Systems operational budget and funded from internally generated funds. These costs can be primarily described as personnel costs and have increased each year since 1996 because of increased activity from testing. The costs incurred since 1996 are approximately $1.4 million and are anticipated to be less than $720,000 in 1999. No projects under consideration by the Company have been deferred because of Year 2000 efforts.

Because of the rapid pace of change in technology, especially in the area of hardware, the Company regularly upgrades and replaces hardware platforms such as database and application servers. Consequently, all of the servers are Year 2000 ready. More than 90 percent of the personal computers have been certified as being Year 2000 ready with the remainder to be completed by mid year or replaced.

The telephone systems in use by the Company have also been surveyed. There are more than 170 of these systems currently in use. Three of these systems currently have Year 2000 issues that need to be resolved. It is expected that these systems will be addressed by March 31, 1999.

The embedded technology in the production environment, such as programmable logic controllers, computer-controlled valves and other equipment, has been inventoried and the Company has contacted the vendors who supplied this technology with respect to their Year 2000 readiness. While not all of the responses have been received, those that have responded have given a positive response to their Year 2000 readiness. Based on current evidence, the Company believes there to be no significant exposure with regard to production equipment.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost, which is not expected to have a material effect on the Company's results of operations, includes the estimated costs and time associated with the impact of third party Year 2000 issues based upon presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely or would not have an adverse effect on the Company's systems.

To date, the Company has not established a contingency plan for possible Year 2000 issues. The Company will establish contingency plans, if needed, based on its actual testing experience with its supplier base and assessment of outside risks.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risks

Market risks relating to the Company's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To address these risks the Company enters into various hedging transactions as described below. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Commodities Risk

The Company is a purchaser of certain commodities, primarily corn and soybean oil. The Company periodically uses commodity futures and purchased options for hedging purposes to reduce the effect of changing commodity prices and as a mechanism to procure the commodities. The contracts that effectively meet risk reduction and correlation criteria are recorded using hedge accounting. Gains and losses on closed hedge transactions are recorded as a component of the underlying inventory purchase.

The following table provides information about the Company's corn, soybean oil and other feed ingredient inventory and futures contracts that are sensitive to changes in commodity prices. The table presents the carrying amounts and fair values at January 2, 1999. Additionally, for the futures contracts, the latest which matures 12 months from the reporting date, the table presents the notional amounts in units of purchase, the weighted average contract prices and the total dollar contract amounts. Contract amounts are used to calculate the contractual payments and quantity of corn and soybean oil to be exchanged under the futures contracts.

(dollars and volume in millions, except per unit amounts)
---------------------------------------------------------------------------
                         Volume  Contract/  Weighted      Fair   Weighted
                                Book Value Average Price  Value   Average
                                             Per Unit            Price Per
                                                                    Unit
---------------------------------------------------------------------------
Commodity Inventory         -     $29.9      $  -       $29.9      $  -

Corn Futures Contracts
(volume in bushels)
Long (Buy) Positions      6.9     $15.9      $2.30      $15.7      $2.27
Short (Sell) Positions    7.5     $16.8      $2.24      $16.6      $2.21
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

                         Interest Rate Sensitivity
             Principal (Notional) Amount by Expected Maturity
                       Average Interest (Swap) Rate
___________________________________________________________________________
(dollars in millions)1999   2000   2001  2002  2003  There-  Total  Fair
                                                     after          Value
                                                                    1/2/99
___________________________________________________________________________
Liabilities

Long-term Debt,
  including
  Current Portion

Fixed Rate         $74.1 $277.3 $74.4 $27.3 $178.8 $818.6 $1,450.5 $1,497.0
  Average Interest 9.36%  6.40% 9.48% 7.31%  6.19%  6.80%    6.93%
      Rate

Variable Rate         -   $24.6   -  $372.5   -    $50.0   $447.1   $447.1
  Average Interest    -   7.38%   -   5.65%   -    4.15%    5.58%
      Rate

Interest Rate
  Derivative Financial
  Instruments Related
  to Debt
Interest Rate Swaps
  Pay Fixed         $12.2  $17.2  $18.4  $19.6  $21.6  $50.2 $139.2 ($6.8)
  Average Pay Rate   6.59%  6.71%  6.69%  6.73%  6.73%  6.59%  6.66%
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

                 Exposures Related to Derivative Contracts
               with United States Dollar Functional Currency
             Principal (Notional) Amount by Expected Maturity
   Average Forward Foreign Currency Exchange Rate (USD/Foreign Currency)
                           (dollars in millions)
____________________________________________________________________________
                        1999       2000 - 2003      There-   Total    Fair
                                                    after             Value
                                                                      1/2/99
____________________________________________________________________________
Sold Option Contracts
 to Sell Foreign
 Currencies for US$
Japanese Yen
   Notional  Amount      $6.5             -                    $6.5      -
   Weighted Average
     Strike Price (Yen)109.48
Purchased Option
 Contracts to Sell
 Foreign Currencies
 for US$
Japanese Yen
  Notional Amount        $5.6             -                    $5.6      -
  Weighted Average
     Strike Price (Yen)126.69
Foreign Forward
 Exchange Contracts
Japanese Yen
  Notional Amount       $10.0             -                   $10.0  $(0.4)
  Weighted Average
     Strike Price (Yen)116.21
============================================================================


                        PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

On December 16, 1998, Hudson, Michael Gregory, Hudson's former Director of Customer Relations and Quality Control, and Brent Wolke, the former plant manager of Hudson's Columbus, Nebraska facility, were indicted by a federal grand jury in Omaha, Nebraska on two counts-making false statements to the USDA and conspiracy to make such statements-in connection with the August 1997 recall of Hudson beef products suspected of containing E-coli 0157:H7. The charges arise out of presentations made on behalf of Hudson between August 12 and August 20, 1997 (prior to the Hudson Acquisition) to USDA FSIS officials during Hudson's cooperation with the government in attempting to identify potentially contaminated product. The government has conceded that the contamination did not originate in the Hudson plant and it does not appear that any statements at issue in the indictment resulted in or are alleged to have resulted in any illnesses. All defendants have entered not guilty pleas and intend to vigorously defend the case at trial which will be held in the federal courthouse in Lincoln, Nebraska on a date yet to be determined by the court. According to the government, the potential penalty for Hudson is a fine of up to $500,000 and the individual defendants each face the possibility of up to 5 years imprisonment and fines of up to $250,000.

Item 2.    Changes in Securities

           Not Applicable

Item 3.    Defaults Upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

The following directors were elected at the annual meeting of shareholders held January 8, 1999:

DIRECTORS                      VOTES FOR           VOTES WITHHELD
_________                      _________           ______________

Wayne Britt                   1,129,222,245            1,828,539
Neely Cassady                 1,129,217,062            1,833,722
Lloyd V. Hackley              1,129,203,161            1,847,623
Gerald M. Johnston            1,129,207,135            1,843,649
Shelby Massey                 1,129,202,589            1,848,195
Joe F. Starr                  1,129,195,168            1,855,616
Leland Tollett                1,129,198,484            1,852,300
Barbara Tyson                 1,129,203,725            1,847,059
Don Tyson                     1,129,193,529            1,857,255
John Tyson                    1,129,192,575            1,858,209
Fred S. Vorsanger             1,129,193,297            1,857,487
Donald E. Wray                1,129,209,003            1,841,781


No other items were voted on at the annual meeting of shareholders or during the quarter ended January 2, 1999.

Item 5.    Other Information

The Company recently announced a new organizational structure which will realign the Company into groups designed around the marketplace and the Company's customers and consumers. The groups, each of which will have a Group President reporting to the Company's Chief Executive Officer, are:
(1) Tyson Foodservice Group, (2) Tyson Consumer Products Group, (3) Tyson Prepared Foods Group, and (4) Tyson International Group. Each Group will be aligned with specific plants and will have profit and loss responsibility. Additionally, the various administrative and support functions of the Company have been realigned in six functional areas with an Executive Vice President in charge of each area also reporting to the Company's Chief Executive Officer. The Company believes that these changes will better align its personnel, products and assets with customer demands. This new organizational structure is not anticipated to have any material costs in its initial implementation.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K for the quarter ended January 2, 1999.


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

                                    TYSON FOODS, INC.

Date: February 16, 1999            /s/ Steven Hankins
      -----------------            ----------------------------
                                   Steven Hankins
                                   Executive Vice President and
                                     Chief Financial Officer


Date: February 16, 1999            /s/ James G. Ennis
      -----------------            ----------------------------
                                   James G. Ennis
                                    Vice President, Controller and
                                     Chief Accounting Officer