Form 10-Q
period 1999-04-03
TYSON FOODS INC
filed 1999-05-11
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 3, 1999

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to_________________

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

          Yes   X         No
               ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding April 3, 1999
------------------------------------         -------------------------
Class A Common Stock, $.10 Par Value           127,701,326 Shares
Class B Common Stock, $.10 Par Value           102,645,423 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          April 3, 1999 and October 3, 1998                              3

          Consolidated Condensed Statements of Income
          for the Three Months and Six Months Ended
          April 3, 1999 and March 28, 1998                               4

          Consolidated Condensed Statements of Cash Flows
          for the Six Months Ended
          April 3, 1999 and March 28, 1998                               5

          Notes to Consolidated Condensed Financial Statements         6-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     9-14

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risks                                           14-16

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                         16

     Item 2.  Changes in Securities and Use of Proceeds                 16

     Item 3.  Defaults Upon Senior Securities                           16

     Item 4.  Submission of Matters to a Vote of Security Holders       17

     Item 5.  Other Information                                         17

     Item 6.  Exhibits and Reports on Form 8-K                       17-18

     SIGNATURES                                                         19

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  (In millions except per share amounts)
                                               (Unaudited)
                                                 April 3,     October 3,
ASSETS                                             1999          1998
ASSETS                                           ________     _________
Current Assets:
  Cash and cash equivalents                      $   48.1     $   46.5
  Accounts receivable                               634.9        631.0
  Inventories                                     1,055.5        984.1
  Assets held for sale                                4.8         65.2
  Other current assets                               38.0         38.3
                                                  _______      _______
Total Current Assets                              1,781.3      1,765.1
Net Property, Plant, and Equipment                2,299.5      2,256.5
Excess of Investments over Net Assets Acquired    1,036.4      1,035.8
Investments and Other Assets                        215.5        185.1
                                                 ________     ________
Total Assets                                     $5,332.7     $5,242.5
                                                 ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                  $   67.6     $   84.7
  Current portion of long-term debt                 223.6         77.6
  Trade accounts payable                            377.3        330.6
  Other accrued liabilities                         460.3        338.1
                                                  _______      _______
Total Current Liabilities                         1,128.8        831.0
Long-Term Debt                                    1,724.3      1,966.6
Deferred Income Taxes                               362.5        434.4
Other Liabilities                                    50.7         40.1
Shareholders' Equity:
  Common stock ($.10 par value):
   Class A-Authorized 900 million shares;
     issued 137.9 million shares at
     4-3-99 and 10-3-98                              13.8         13.8
   Class B-Authorized 900 million shares;
     issued 102.7 million shares at
     4-3-99 and 10-3-98                              10.3         10.3
  Capital in excess of par value                    740.5        740.5
  Retained earnings                               1,503.6      1,394.2
  Other accumulated comprehensive income             (1.8)        (1.0)
                                                  _______      _______
                                                  2,266.4      2,157.8
  Less treasury stock, at cost-
    10.3 million shares at 4-3-99 and
    9.7 million shares at 10-3-98                   197.8        185.1
  Less unamortized deferred compensation              2.2          2.3
                                                 ________     ________
Total Shareholders' Equity                        2,066.4      1,970.4
                                                 ________     ________
Total Liabilities and Shareholders' Equity       $5,332.7     $5,242.5
                                                 ========     ========
The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                (Unaudited)

                                 Three Months Ended      Six Months Ended
                                 __________________      ________________

                                 April 3,   March 28,   April 3,  March 28,
                                   1999       1998        1999      1998
                                 ________   ________    _______   ________

Sales                           $1,841.3    $1,870.8   $3,666.0   $3,391.6
Cost of Sales                    1,519.1     1,602.0    3,038.5    2,862.1
                                 -------     -------    -------    -------
Gross Profit                       322.2       268.8      627.5      529.5
Expenses:
  Selling                          146.0       155.2      291.7      280.8
  General and administrative        33.1        33.6       65.7       64.9
  Amortization                       8.9         8.3       17.5       14.2
                                 -------     -------    -------    -------
Operating Income                   134.2        71.7      252.6      169.6
Other Expense (Income):
  Interest                          31.9        38.0       63.2       65.2
  Foreign currency exchange         (2.3)                  (4.0)
  Other                              0.1        (3.2)      (2.7)      (3.8)
                                  -------    -------    -------    -------
Income Before Taxes on Income      104.5        36.9      196.1      108.2
Provision for Income Taxes          37.0        13.6       69.8       40.0
Minority Interest                    2.9                    5.9
                                  -------    -------    -------    -------
Net Income                      $   64.6    $   23.3   $  120.4   $   68.2
                                  =======    =======    =======    =======
Basic Average Shares Outstanding    230.5      231.5      230.6      222.4
                                    =====      =====      =====      =====
Basic Earnings Per Share            $0.28      $0.10      $0.52      $0.31
                                    =====      =====      =====      =====
Diluted Average Shares Outstanding  231.6      232.4      231.9      223.4
                                    =====      =====      =====      =====
Diluted Earnings Per Share          $0.28      $0.10      $0.52      $0.31
                                    =====      =====      =====      =====
Cash Dividends Per Share:

  Class A                         $0.0250    $0.0250    $0.0500    $0.0500
  Class B                         $0.0225    $0.0225    $0.0450    $0.0450











The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)
                                                      Six Months Ended
                                                      ________________

                                                   April 3,      March 28,
                                                     1999          1998
                                                   _______       ________
Cash Flows from Operating Activities:
  Net income                                         $120.4        $68.2
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation                                      126.0        114.0
    Amortization                                       17.5         14.2
    Foreign currency exchange                          (4.0)         -
    Deferred income taxes                             (71.9)       (23.9)
    Gain on dispositions of assets                                   -(4.0)
    Decrease(increase) in accounts receivable          10.7        (48.3)
    Increase in inventories                           (71.4)       (56.2)
    Increase in trade accounts payable                 46.7          1.6
    Net change in other current assets
       and liabilities                                116.6         88.9
                                                      _____       ______
Cash Provided by Operating Activities                 290.6        154.5
Cash Flows from Investing Activities:
  Net cash paid for acquisitions                        -         (257.4)
  Additions to property, plant and equipment         (179.2)      (150.5)
  Proceeds from sale of property, plant and equipment  54.6         12.1
  Net change in other assets and liabilities          (23.3)       (23.1)
                                                      _____       ______
Cash Used for Investing Activities                   (147.9)      (418.9)
Cash Flows from Financing Activities:
  Net change in notes payable                         (17.1)       (66.0)
  Proceeds from long-term debt                         73.5        780.2
  Repayments of long-term debt                       (169.8)      (419.6)
  Purchases of treasury shares                        (14.1)        (9.8)
  Other                                                (6.3)        (9.4)
                                                      _____       ______
Cash (Used for) Provided by Financing Activities     (133.8)       275.4
Effect of Exchange Rate Change on Cash                 (7.3)        (0.2)
                                                      _____       ______
Increase in Cash and Cash Equivalents                   1.6         10.8
Cash and Cash Equivalents at Beginning of Period       46.5         23.6
                                                     ______       ______
Cash and Cash Equivalents at End of Period            $48.1        $34.4
                                                     ======       ======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                          $64.5        $67.2
    Income taxes                                      $60.5        $26.8




The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended October 3, 1998. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of April 3, 1999 and October 3, 1998 and the results of operations for the three months and six months ended April 3, 1999 and March 28, 1998 and cash flows for the six months ended April 3, 1999 and March 28, 1998. The results of operations for the three months and six months ended and cash flows for the six months ended April 3, 1999 and March 28, 1998 are not necessarily indicative of the results to be expected for the full year.

Effective for fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
130). The provisions of SFAS No. 130 require companies to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and capital in excess of par value in the consolidated financial statements. The only difference between total comprehensive income and net income reported on the Consolidated Condensed Statements of Income arises from foreign currency translation adjustment. The Company's total comprehensive income for the three months ended April 3, 1999 and March 28, 1998 was $66.4 million and $22.9 million, respectively. The Company's total comprehensive income for the six months ended April 3, 1999 and March 28, 1998 was $121.2 million and $67.8 million, respectively.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) requires public business enterprises to report financial and descriptive information about its reportable segments. SFAS No. 131 is effective for fiscal 1999, but need not be applied to interim financial statements in the initial year of adoption. The Company recently announced a new organizational structure which will realign the Company into groups designed around the marketplace  and  the  Company's customers and consumers.  The  groups  are
Foodservice Group, Consumer Products Group, Prepared Foods Group and International Group. Management is currently evaluating its new organizational structure to determine its reportable segments.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The provisions of SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 establishes "special accounting" for fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations.
Derivatives  that  are not hedges must be adjusted to  fair  value  through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of this statement will be on the earnings and financial position of the Company when it becomes effective for fiscal 2000.

The Notes to Consolidated Financial Statements for the fiscal year ended October 3, 1998, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the six months ended April 3, 1999, except as disclosed in these notes.

2.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended:


                                    (In millions except per share amounts)
                                    Three Months Ended   Six Months Ended

                                     April 3, March 28,  April 3, March 28,
                                       1999     1998       1999     1998
                                     -------  --------   -------  --------
Numerator:   Net Income               $64.6     $23.3    $120.4     $68.2
                                      =====     =====    ======     =====
Denominator:
   Denominator for basic
     earnings per share-
     weighted average shares          230.5     231.5     230.6     222.4

   Effect of dilutive securities:
     Employee stock options             1.1       0.9       1.3       1.0
                                      -----     -----     -----     -----
   Denominator for diluted
      earnings per share-
      adjusted weighted average
      shares and assumed conversions  231.6     232.4     231.9     223.4
                                      =====     =====     =====     =====
Basic earnings per share              $0.28     $0.10     $0.52     $0.31
                                      =====     =====     =====     =====
Diluted earnings per share            $0.28     $0.10     $0.52     $0.31
                                      =====     =====     =====     =====

3.   Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of the following:
                                                (In millions)
                                          April 3,       October 3,
                                            1999            1998
                                         ---------       ----------
     Finished and work-in-process        $  503.3           $410.4
     Live poultry and hogs                  370.9            374.2
     Seafood related products                31.8             49.2
     Hatchery eggs and feed                  69.0             71.5
     Supplies                                80.5             78.8
                                         _________          ______
     Total                               $1,055.5           $984.1
                                         =========          ======

4.   Assets held for sale

Effective December 31, 1998, the Company sold Willow Brook Foods, its integrated turkey production and processing business, and its Albert Lea, Minn., processing facility which primarily produced the Schweigert brand of sausages, lunch and deli meats, to PLF Meats, Inc., a subsidiary of MCMI Food, Inc. of San Antonio, Texas (collectively, the "Willow Brook Sale"). In addition, on December 31, 1998, the Company sold its National Egg

Products Company operations in Social Circle, Ga. to Rose Acre Farms, Inc. of Seymour, Indiana (the "NEPCO Sale"). These facilities were sold for amounts which approximated their carrying values. These operations, which were reflected in assets held for sale at October 3, 1998, were acquired as part of the acquisition of Hudson Foods, Inc. ("Hudson") in January 1998
(the "Hudson Acquisition"). The remaining balance of assets held for sale at April 3, 1999 relates to facilities identified for closing under the Company's restructuring program which are expected to be disposed of within the next twelve months.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

For the six months ended April 3, 1999 net cash totaling $290.6 million was provided by all operating activities. Operations provided $188 million in cash and $102.6 million was provided by net changes in receivables, inventories, payables and other items. The Company used cash from operations to fund $179.2 million of property, plant and equipment additions and pay down debt by $113.4 million. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.

At April 3, 1999, working capital was $652.5 million compared to $934.1 million at 1998 fiscal year-end, a decrease of $281.6 million. The current ratio at April 3, 1999 was 1.58 to 1 compared to 2.12 to 1 at October 3,
1998.  Working  capital  has  decreased since  year-end  primarily  due  to increases in current liabilities. Assets held for sale decreased due to completion of the Willow Brook Sale and the NEPCO Sale effective December 31, 1998. The increase in other current liabilities includes income taxes payable from the sale of Willow Brook and NEPCO that were previously provided for and reclassed from deferred income taxes payable. Finished inventories have increased since year end mainly due to seasonal demand during the summer months. The increase in current portion of long-term debt relates to timing of debt payments. Total debt, including current portion of long-term debt, has decreased since year end. At April 3, 1999, total debt was 49.4% of total capitalization compared to 51.9% at October 3, 1998. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available.

The Company has an unsecured revolving credit agreement totaling $1 billion which supports the Company's commercial paper program. This $1 billion facility expires in May 2002. At April 3, 1999, $432.5 million was outstanding under this $1 billion facility consisting of $412.5 million in commercial paper and $20 million drawn under the revolver. Additional outstanding long-term debt at April 3, 1999 consisted of $878.7 million of public debt, $164.8 million of institutional notes, $162.6 million in leveraged equipment loans and $85.7 million of other indebtedness. The Company may use funds borrowed under its revolving credit facilities, commercial paper program or through the issuance of additional debt securities from time to time in the future to finance acquisitions as opportunities may arise, to refinance other indebtedness or capital leases of the Company and for other general corporate purposes.


RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1999 decreased 1.6% from the same period of fiscal 1998. This decrease is mainly due to the sale of non-core businesses prior to the second quarter of fiscal 1999. Excluding sales of these non-core businesses and Tyson de Mexico, which was not consolidated in the second quarter of fiscal 1998, comparable sales from continuing operations increased 1.5% over the second quarter of fiscal 1998. Consumer poultry sales accounted for an increase of 2.9% of the total change in sales for the second quarter of fiscal 1999 as compared to the same period of fiscal 1998. This increase was due to a 14.2% increase in tonnage offset somewhat by a 9.2% decrease in average sales prices.

The prepared foods group sales accounted for an increase of 0.1% of the total change in sales for the second quarter of fiscal 1999 as compared to the same period of fiscal 1998. This increase was primarily due to a 9.8% increase in average sales prices mostly offset by a 6.9% decrease in tonnage. Seafood sales accounted for an increase of 1.3% of the change in total sales for the second quarter of fiscal 1999 as compared to the same period of fiscal 1998. This increase was due to a 40.8% increase in tonnage and a 4.1% increase in average sales prices. While tonnage and sales prices increased for the quarter, the seafood operations continue to be affected by the availability of some species of fish as well as reduced pricing on some products and other regulations which limit its source of supply. Sales of live swine and other as a group accounted for a decrease of 5.9% of the change in total sales for the second quarter of fiscal 1999 as compared to the same period of fiscal 1998.

In fiscal 1998, the Company announced a strategy of focusing on its core business - producing and marketing chicken and poultry based food products
- while reviewing the possibility of divesting other non-core assets. On January 18, 1999, the Company announced that it is exploring the possibility of divesting its live swine and seafood assets. The Company has received indications of interest on certain of these assets. During this process, the Company intends to manage these operations in a manner that maximizes value, regardless of whether the live swine and seafood assets are sold or continue to be operated by the Company.

Sales for the first six months of fiscal 1999 increased 8.1% from the same period of fiscal 1998. This increase is mainly due to volume gained from the Hudson Acquisition, and the inclusion of Tyson de Mexico on a consolidated basis. Consumer poultry sales accounted for an increase of 8.7% of the total change in sales for the first six months of fiscal 1999 as compared to the same period of fiscal 1998. This increase was due to a 20.4% increase in tonnage offset somewhat by a 8.1% decrease in average sales prices.

The prepared foods group sales accounted for an increase of 0.3% of the total change in sales for the first six months of fiscal 1999 as compared to the same period of fiscal 1998. This increase was primarily due to a 12.7% increase in average sales prices mostly offset by a 4% decrease in tonnage. Seafood sales accounted for an increase of 1.2% of the change in total sales for the first six months of fiscal 1999 as compared to the same period of fiscal 1998. This increase was due to a 45.1% increase in tonnage slightly offset by a 2.6% decrease in average sales prices. Sales of live swine and other as a group accounted for a decrease of 2.1% of the change in total sales for the first six months of fiscal 1999 as compared to the same period of fiscal 1998.

The live swine business experienced a significant decrease in market prices for the first six months of fiscal 1999 compared to the first six months of fiscal 1998, resulting in a live swine group net loss of $0.03 per share for the second quarter and $0.09 per share for the first six months of fiscal 1999. Management cannot predict future market prices for live swine, but anticipates continued losses from its live swine business at least through the fourth quarter of fiscal 1999.

Cost of goods sold decreased 5.2% for the second quarter of fiscal 1999 as compared to the same period of fiscal 1998. This decrease is mainly the result of lower grain costs. As a percent of sales, cost of sales was 82.5% for the second quarter of fiscal 1999 compared to 85.6% for the second quarter of fiscal 1998.

Cost of goods sold increased 6.2% for the first six months of fiscal 1999 as compared to the same period of fiscal 1998. This increase is mainly the result of the increase in sales offset somewhat by lower grain costs. As a percent of sales, cost of sales was 82.9% for the first six months of fiscal 1999 compared to 84.4% for the first six months of fiscal 1998.

Operating expenses decreased 4.6% for the second quarter of fiscal 1999 over the same quarter of fiscal 1998. Selling expense, as a percent of sales, decreased to 7.9% for the second quarter of fiscal 1999 as compared to 8.3% for the second quarter of fiscal 1998 largely due to the sale of non-core businesses prior to the second quarter of fiscal 1999. General and administrative expense, as a percent of sales, was 1.8% in the second quarter of fiscal 1999 and fiscal 1998. Amortization expense, as a percent of sales, was 0.5% in the second quarter of fiscal 1999 and 0.4% in the second quarter of fiscal 1998. The increase in amortization expense is mainly due to additional amortization related to the Hudson Acquisition.

Operating expenses increased 4.2% for the first six months of fiscal 1999 over the same period of fiscal 1998 mostly due to the Hudson Acquisition. Selling expense, as a percent of sales, decreased to 8.0% for the first six months of fiscal 1999 as compared to 8.3% for the first six months of fiscal 1998. General and administrative expense, as a percent of sales, was 1.8% for the first six months of fiscal 1999 compared to 1.9% for the same period last year. Amortization expense, as a percent of sales, was 0.5% for the first six months of fiscal 1999 and 0.4% for the first six months of fiscal 1998.

Interest expense decreased 16.1% for the second quarter of fiscal 1999 compared to the same quarter of fiscal 1998 primarily as a result of a 11.6% decrease in the Company's average indebtedness over the same period last year. Additionally, the net average effective interest rate of all Company debt for the second quarter of fiscal 1999 decreased to 6.3% compared to 6.7% for the same period last year primarily as a result of lower short-term borrowing costs.

Interest expense decreased 3.2% for the first six months of fiscal 1999 compared to the first six months of fiscal 1998 as a result of lower short-term average borrowing costs compared to the same period last year. Although the Company's average indebtedness increased slightly by 0.7% over the same period one year ago, the net average effective interest rate of all Company debt for the first six months of fiscal 1999 decreased to 6.2% compared to 6.4% for the same period last year.

The effective income tax rate for the second quarter of fiscal 1999 was 35.4% compared to 36.9% for the same period of fiscal 1998. The effective income tax rate for the first six months of fiscal 1999 was 35.6% compared to 37% for the same period of fiscal 1998. The decrease in the effective income tax rate for the second quarter and first six months of fiscal 1999 is due in part to foreign subsidiary earnings being taxed at their applicable foreign rate.


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

Because many of the systems were already compliant, did not require significant modifications to make them compliant, or were replaced for other business reasons, the costs incurred specifically to address Year 2000 readiness are not material to the Company. Since 1996, the expenses that resulted from Year 2000 readiness activities have been absorbed through the annual Management Information Systems operational budget and funded from internally generated funds. These costs can be primarily described as personnel costs and have increased each year since 1996 because of increased activity from testing. The costs incurred since 1996 are approximately $1.5 million and are anticipated to be less than $720,000 in 1999. No projects under consideration by the Company have been deferred because of Year 2000 efforts.

Because of the rapid pace of change in technology, especially in the area of hardware, the Company regularly upgrades and replaces hardware platforms such as database and application servers. Consequently, all of the servers are Year 2000 ready. More than 90 percent of the personal computers have been certified as being Year 2000 ready with the remainder to be replaced.

The telephone systems in use by the Company have also been surveyed. There are more than 170 of these systems currently in use. Three of these systems currently have Year 2000 issues that need to be resolved. It is expected that these systems will be addressed by the end of fiscal 1999.

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

To date, the Company has completed 100 percent of the assessment phase and approximately 98 percent of the remediation phase. The Company is currently working on the testing phase and anticipates continuing this phase up to December 31, 1999. The Company has not established a contingency plan for possible Year 2000 issues. The Company will establish contingency plans, if needed, based on its actual testing experience with its supplier base and assessment of outside risks.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following:
(i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) changes in the availability and relative costs of labor and contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins, all of which may impact the Company's pricing power; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety laws, and laws regulating fishing and seafood processing activities;
(viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (x) the effect of, or changes in, general economic conditions.

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

Commodities Risk

The Company is a purchaser of certain commodities, primarily corn, soybean meal and soybean oil. The Company periodically uses commodity futures and purchased options for hedging purposes to reduce the effect of changing commodity prices and as a mechanism to procure the commodities. The contracts that effectively meet risk reduction and correlation criteria are recorded using hedge accounting. Gains and losses on closed hedge transactions are recorded as a component of the underlying inventory purchase.

The following table provides information about the Company's commodity inventory and futures contracts for corn, soybean meal and soybean oil that are sensitive to changes in commodity prices. The table presents the carrying amounts and fair values at April 3, 1999. Additionally, for the
futures   contracts,   the  latest   which   matures  9  months  from   the
reporting date, the table presents the notional amounts in units of purchase, the weighted average contract prices and the total dollar contract amounts. Contract amounts are used to calculate the contractual payments and quantity of corn, soybean meal and soybean oil to be exchanged under the futures contracts.

(dollars and volume in millions, except per unit amounts)
---------------------------------------------------------------------------
                       Volume     Contract/   Weighted     Fair    Weighted
                                 Book Value Average Price  Value   Average
                                              Per Unit            Price Per
                                                                     Unit
---------------------------------------------------------------------------
Commodity Inventory         -     $32.9      $  -        $32.9     $  -

Futures Contracts

Corn (volume in bushels)
Long (Buy) Positions      1.2      $2.8      $2.24        $2.8    $2.24
Short (Sell) Positions    0.2      $0.5      $2.18        $0.5    $2.24

Soybean Meal
Long (Buy) Positions      -        $2.8     $126.6        $3.0  $137.87

Soybean Oil
Long (Buy) Positions      -        $0.6     $20.75        $0.6   $19.71
=========================================================================

Foreign Currency and Interest Rate Risks

The Company periodically enters into foreign exchange forward contracts and option contracts to hedge some of its foreign currency exposure. The Company uses such contracts to hedge exposure to changes in foreign currency exchange rates, primarily Japanese Yen, associated with sales denominated in foreign currency. Gains and losses on these contracts are recognized as an adjustment of the subsequent transaction when it occurs. Forward and option contracts generally have maturities not exceeding 12 months. At April 3, 1999, the Company did not have any reportable transactions that are sensitive to foreign currency exchange rates.

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

                         Interest Rate Sensitivity
             Principal (Notional) Amount by Expected Maturity
                       Average Interest (Swap) Rate
___________________________________________________________________________
(dollars in millions)1999  2000   2001   2002  2003  There-   Total   Fair
                                                     after           Value
                                                                     4/3/99
___________________________________________________________________________
Liabilities

Long-term Debt,
  including
  Current Portion

Fixed Rate        $223.6 $126.7 $74.4 $177.6 $29.0 $814.0 $1,445.3 $1,516.1
 Average Interest
   Rate            6.29%  8.22% 9.46%  6.20%  7.14%  6.81%   6.92%

Variable Rate        -    $20.1   -   $432.5   -    $50.0   $502.6   $502.6
 Average Interest
   Rate              -    7.27%   -    5.05%   -     3.10%   4.94%

Interest Rate
  Derivative Financial
  Instruments Related
  to Debt
Interest Rate Swaps
  Pay Fixed         $8.5  $17.2  $18.4  $19.6  $21.6 $50.2  $135.5 $(4.5)
  Average Pay Rate  6.70%  6.71%  6.69%  6.73% 6.73%  6.59%   6.67%
  Average Receive Rate- USD 6 Month Libor.
===========================================================================


                        PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           Not Applicable

Item 2.    Changes in Securities and Use of Proceeds

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

No other items were voted on at the annual meeting of shareholders or during the quarter ended April 3, 1999.

Item 5.    Other Information

During the second quarter of fiscal 1999, the Company experienced s strike at its Corydon, Indiana facility by members of the United Food & Commercial Workers International Union (UFCW). The strike was settled during the quarter and did not materially adversely impact the operations of the Company. The Company has 23 facilities which have employees subject to a collective bargaining agreement, 13 of which are with the UFCW. These collective bargaining agreements expire on various dates from October 10, 1999 to February 24, 2002. Although the Company believes that relations with its workforce are generally good, there can be no assurance that union related activities, including work stoppages or other strikes will not occur in the future.

On May 7, 1999, the Company announced the election of an additional director and an increase in its quarterly dividend for the dividend to be paid September 15, 1999. A copy of a related press release is attached hereto as Exhibit 99.


Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K for the quarter ended April 3, 1999.

EXHIBIT INDEX

The following exhibits are filed with this report.

Exhibit No.                                                       Page
-----------                                                       ----

3.1  Restated Certificate of Incorporation of the Company
     (previously filed as Exhibit 3.1 to the Company's
     Annual Report on Form 10-K for the fiscal year ended
     October 3, 1998, Commission File No. 0-3400, and incorporated herein by reference).

3.2 Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, Commission File No. 0-3400, and incorporated herein by reference).


27   Financial Data Schedule

99   Press Release, dated May 7, 1999, of Tyson Foods, Inc.      20-21

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TYSON FOODS, INC.

Date: May 10, 1999                 /s/ Steven Hankins
      ------------                 ----------------------------
                                   Steven Hankins
                                   Executive Vice President and
                                     Chief Financial Officer


Date: May 10, 1999                 /s/ James G. Ennis
      ------------                 ----------------------------
                                   James G. Ennis
                                   Vice President, Controller and
                                     Chief Accounting Officer