Form 10-Q
period 1999-07-03
TYSON FOODS INC
filed 1999-08-17
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 3, 1999

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

          Yes   X         No
               ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding July 3, 1999
------------------------------------         -------------------------
Class A Common Stock, $.10 Par Value            126,939,806 Shares
Class B Common Stock, $.10 Par Value            102,645,423 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          July 3, 1999 and October 3, 1998                               3

          Consolidated Condensed Statements of Income
          for the Three Months and Nine Months Ended
          July 3, 1999 and June 27, 1998                                 4

          Consolidated Condensed Statements of Cash Flows
          for the Nine Months Ended
          July 3, 1999 and June 27, 1998                                 5

          Notes to Consolidated Condensed Financial Statements         6-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     9-14

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risks                                           14-16

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                         17

     Item 2.  Changes in Securities and Use of Proceeds                 17

     Item 3.  Defaults Upon Senior Securities                           17

     Item 4.  Submission of Matters to a Vote of Security Holders       17

     Item 5.  Other Information                                         18

     Item 6.  Exhibits and Reports on Form 8-K                          18

     SIGNATURES                                                         19

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  (In millions except per share amounts)
                                               (Unaudited)
                                                 July 3,     October 3,
                                                  1999          1998
ASSETS                                           ________     _________
Current Assets:
  Cash and cash equivalents                      $   55.0     $   46.5
  Accounts receivable                               612.0        631.0
  Inventories                                     1,027.2        984.1
  Assets held for sale                              184.8         65.2
  Other current assets                               46.8         38.3
                                                  _______      _______
Total Current Assets                              1,925.8      1,765.1
Net Property, Plant, and Equipment                2,211.1      2,256.5
Excess of Investments over Net Assets Acquired    1,014.3      1,035.8
Investments and Other Assets                        209.4        185.1
                                                 ________     ________
Total Assets                                     $5,360.6     $5,242.5
                                                 ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                  $   82.3     $   84.7
  Current portion of long-term debt                 226.7         77.6
  Trade accounts payable                            365.4        330.6
  Other accrued liabilities                         527.3        338.1
                                                  _______      _______
Total Current Liabilities                         1,201.7        831.0
Long-Term Debt                                    1,640.1      1,966.6
Deferred Income Taxes                               357.7        434.4
Other Liabilities                                    52.8         40.1
Shareholders' Equity:
  Common stock ($.10 par value):
   Class A-Authorized 900 million shares;
     issued 137.9 million shares at
     7-3-99 and 10-3-98                              13.8         13.8
   Class B-Authorized 900 million shares;
     issued 102.7 million shares at
     7-3-99 and 10-3-98                              10.3         10.3
  Capital in excess of par value                    740.2        740.5
  Retained earnings                               1,566.6      1,394.2
  Other accumulated comprehensive income             (4.1)        (1.0)
                                                  _______      _______
                                                  2,326.8      2,157.8
  Less treasury stock, at cost-
    11.1 million shares at 7-3-99 and
    9.7 million shares at 10-3-98                   216.4        185.1
  Less unamortized deferred compensation              2.1          2.3
                                                 ________     ________
Total Shareholders' Equity                        2,108.3      1,970.4
                                                 ________     ________
Total Liabilities and Shareholders' Equity       $5,360.6     $5,242.5
                                                 ========     ========
The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                 __________________      _________________

                                 July 3,    June 27,    July 3,   June 27,
                                  1999        1998       1999       1998
                                 ________   ________    _______   ________

Sales                           $1,881.3    $1,953.6   $5,547.3   $5,345.2
Cost of Sales                    1,531.1     1,645.2    4,569.6    4,507.3
                                 -------     -------    -------    -------
Gross Profit                       350.2       308.4      977.7      837.9
Expenses:
  Selling                          150.2       156.0      441.9      436.8
  General and administrative        34.2        36.5       99.9      101.4
  Loss on sale of seafood assets    16.6         -         16.6        -
  Amortization                       9.2         8.3       26.7       22.5
                                 -------     -------    -------    -------
Operating Income                   140.0       107.6      392.6      277.2
Other Expense (Income):
  Interest                          30.5        37.6       93.7      102.8
  Foreign currency exchange         (0.5)                  (4.5)
  Other                             (2.2)       (4.0)      (4.9)      (7.8)
                                  -------    -------    -------    -------
Income Before Taxes on Income      112.2        74.0      308.3      182.2
Provision for Income Taxes          40.7        27.4      110.5       67.4
Minority Interest                    3.1                    9.0
                                  -------    -------    -------    -------
Net Income                      $   68.4    $   46.6   $  188.8  $   114.8
                                  =======    =======    =======    =======
Basic Average Shares Outstanding    229.5      230.7      230.3      225.1
                                    =====      =====      =====      =====
Basic Earnings Per Share            $0.30      $0.20      $0.82      $0.51
                                    =====      =====      =====      =====
Diluted Average Shares Outstanding  230.7      232.5      231.5      226.4
                                    =====      =====      =====      =====
Diluted Earnings Per Share          $0.30      $0.20      $0.82      $0.51
                                    =====      =====      =====      =====
Cash Dividends Per Share:

  Class A                         $0.0250    $0.0250    $0.0750    $0.0750
  Class B                         $0.0225    $0.0225    $0.0675    $0.0675










The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)
                                                      Nine Months Ended
                                                      _________________

                                                     July 3,       June 27,
                                                      1999           1998
                                                     _______       _______
Cash Flows from Operating Activities:
  Net income                                         $188.8       $114.8
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation                                      191.7        175.3
    Amortization                                       26.7         22.6
    Loss on sale of seafood assets                     16.6          -
    Foreign currency exchange                          (4.5)         -
    Deferred income taxes                             (76.2)       (61.4)
    Gain on dispositions of assets                     (0.3)        (3.2)
    (Increase) decrease in accounts receivable         (1.8)        20.3
    (Increase) decrease in inventories                (74.4)        15.3
    Increase in trade accounts payable                 43.2          7.9
    Net change in other current assets
       and liabilities                                169.0         61.2
                                                      _____       ______
Cash Provided by Operating Activities                 478.8        352.8
Cash Flows from Investing Activities:
  Net cash paid for acquisitions                        -         (257.4)
  Additions to property, plant and equipment         (279.8)      (203.1)
  Proceeds from sale of property, plant and equipment  60.0        130.6
  Net change in other assets and liabilities          (25.8)       (12.9)
                                                      _____       ______
Cash Used for Investing Activities                   (245.6)      (342.8)
Cash Flows from Financing Activities:
  Net change in notes payable                          (2.4)       (77.2)
  Proceeds from long-term debt                         73.5      1,091.9
  Repayments of long-term debt                       (250.9)      (987.9)
  Purchases of treasury shares                        (34.8)       (16.4)
  Other                                               (11.6)       (14.3)
                                                      _____       ______
Cash Used for Financing Activities                   (226.2)        (3.9)
Effect of Exchange Rate Change on Cash                  1.5         (0.1)
                                                      _____       ______
Increase in Cash and Cash Equivalents                   8.5          6.0
Cash and Cash Equivalents at Beginning of Period       46.5         23.6
                                                     ______       ______
Cash and Cash Equivalents at End of Period            $55.0        $29.6
                                                     ======       ======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                          $94.0       $119.0
    Income taxes                                      $67.1       $ 62.4



The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


1.   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended October 3, 1998. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of July 3, 1999 and October 3, 1998 and the results of operations for the three months and nine months ended July 3, 1999 and June 27, 1998 and cash flows for the nine months ended July 3, 1999 and June 27, 1998. The results of operations for the three months and nine months ended and cash flows for the nine months ended July 3, 1999 and June 27, 1998 are not necessarily indicative of the results to be expected for the full year.

Effective for fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
130). The provisions of SFAS No. 130 require companies to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and capital in excess of par value in the consolidated financial statements. The only difference between total comprehensive income and net income reported on the Consolidated Condensed Statements of Income arises from foreign currency translation adjustment. The Company's total comprehensive income for the three months ended July 3, 1999 and June 27, 1998 was $66.1 million and $46.2 million, respectively. The Company's total comprehensive income for the nine months ended July 3, 1999 and June 27, 1998 was $185.7 million and $114.8 million, respectively.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The provisions of SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 establishes "special accounting" for fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations.
Derivatives  that  are not hedges must be adjusted to  fair  value  through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of this statement will be on the earnings and financial position of the Company when it becomes effective for fiscal 2001.

The Notes to Consolidated Financial Statements for the fiscal year ended October 3, 1998, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the nine months ended July 3, 1999, except as disclosed in these notes.

2.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended:

                                    (In millions except per share amounts)
                                    Three Months Ended   Nine Months Ended

                                     July 3,  June 27,   July 3,  June 27,
                                       1999     1998       1999     1998
                                     -------  --------   -------  --------
Numerator:   Net Income               $68.4     $46.6    $188.8    $114.8
                                      =====     =====    ======    ======
Denominator:
   Denominator for basic
     earnings per share-
     weighted average shares          229.5     230.7     230.3     225.1

   Effect of dilutive securities:
     Employee stock options             1.2       1.8       1.2       1.3
                                      -----     -----     -----     -----
   Denominator for diluted
      earnings per share-
      adjusted weighted average
      shares and assumed conversions  230.7     232.5     231.5     226.4
                                      =====     =====     =====     =====
Basic earnings per share              $0.30     $0.20     $0.82     $0.51
                                      =====     =====     =====     =====
Diluted earnings per share            $0.30     $0.20     $0.82     $0.51
                                      =====     =====     =====     =====

3.   Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of the following:
                                                (In millions)
                                          July 3,         October 3,
                                           1999             1998
                                         ---------        ----------
     Finished and work-in-process        $  520.7           $410.4
     Live poultry and hogs                  357.7            374.2
     Seafood related products                 -               49.2
     Hatchery eggs and feed                  61.0             71.5
     Supplies                                87.8             78.8
                                         _________          ______
     Total                               $1,027.2           $984.1
                                         =========          ======

4.   Dispositions

Effective July 17, 1999, the Company completed the sale of the assets in its seafood division, Tyson Seafood Group, in two separate transactions. The analog business was sold to Bumble Bee Seafoods, Inc., a wholly owned subsidiary of International Home Foods, Inc. of Parsippany, New Jersey.
The remaining seafood assets, which includes vessels, associated fishing rights and shoreside processing plants, were sold to TT Acquisition, Inc., a wholly owned subsidiary of Trident Seafoods Corporation of Seattle,

Washington. Under the terms of both agreements, the Company received proceeds of approximately $180 million, which will be used to reduce indebtedness. The Company recognized a loss of approximately $16.6 million ($10.5 million after-tax) on the sale of these assets.

5.   Assets held for sale

Effective December 31, 1998, the Company sold Willow Brook Foods, its integrated turkey production and processing business, and its Albert Lea, Minn., processing facility which primarily produced the Schweigert brand of sausages, lunch and deli meats, to PLF Meats, Inc., a subsidiary of MCMI Food, Inc. of San Antonio, Texas (collectively, the "Willow Brook Sale"). In addition, on December 31, 1998, the Company sold its National Egg Products Company operations in Social Circle, Ga. to Rose Acre Farms, Inc. of Seymour, Indiana (the "NEPCO Sale"). These facilities were sold for amounts which approximated their carrying values. These operations, which were reflected in assets held for sale at October 3, 1998, were acquired as part of the acquisition of Hudson Foods, Inc. ("Hudson") in January 1998
(the "Hudson Acquisition"). The remaining balance of assets held for sale at July 3, 1999 relates to facilities identified for closing under the Company's restructuring program which are expected to be disposed of within the next twelve months and the seafood assets which were sold subsequent to July 3, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

For the nine months ended July 3, 1999 net cash totaling $478.8 million was provided by all operating activities. Operations provided $342.8 million in cash and $136 million was provided by net changes in receivables, inventories, payables and other items. The Company used cash from operations to fund $279.8 million of property, plant and equipment additions and pay down debt, net of borrowings, by $179.8 million. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.

At July 3, 1999, working capital was $724.1 million compared to $934.1 million at 1998 fiscal year-end, a decrease of $210 million. The current ratio at July 3, 1999 was to 1.60 to 1 compared to 2.12 to 1 at October 3, 1998. Working capital has decreased since year-end primarily due to increases in current liabilities. The increase in other current liabilities includes income taxes payable from the Willow Brook Sale and the NEPCO Sale that were previously provided for and reclassed from deferred income taxes payable. The increase in current portion of long-term debt relates to timing of debt payments. Finished inventories have increased since year end mainly due to seasonal demand during the summer months. Assets held for sale have increased since year end due to $180 million of seafood assets sold subsequent to July 3, 1999. Total debt, including current portion of long-term debt, has decreased since year end. At July 3, 1999, total debt was 48% of total capitalization compared to 51.9% at October 3, 1998. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available.

The Company has an unsecured revolving credit agreement totaling $1 billion which supports the Company's commercial paper program. This $1 billion facility expires in May 2002. At July 3, 1999, $357.8 million was outstanding under this $1 billion facility consisting of $337.8 million in commercial paper and $20 million drawn under the revolver. Additional outstanding long-term debt at July 3, 1999 consisted of $879.1 million of public debt, $164.8 million of institutional notes, $158.5 million in leveraged equipment loans and $79.9 million of other indebtedness. The Company may use funds borrowed under its revolving credit facilities, commercial paper program or through the issuance of additional debt securities from time to time in the future to finance acquisitions as opportunities may arise, to refinance other indebtedness or capital leases of the Company and for other general corporate purposes.


RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1999 decreased 3.7% from the same period of fiscal 1998. This decrease is mainly due to the sale of non-core businesses prior to the third quarter of fiscal 1999 offset somewhat by the inclusion of Tyson de Mexico on a consolidated basis. Third quarter sales were also impacted by an industry-wide over supply of chicken and other meats which affected sales prices. This over supply is expected to continue in the near future and as a result, the Company anticipates cutting back chicken production. Consumer poultry sales accounted for an increase of 2.9% of the total change in sales for the third quarter of fiscal 1999 as compared to the same period of fiscal 1998. This increase was due to an 8.5% increase in tonnage offset somewhat by a 4.5% decrease in average sales prices.

The prepared foods group sales accounted for an increase of 0.3% of the total change in sales for the third quarter of fiscal 1999 as compared to the same period of fiscal 1998. This increase was primarily due to a 6.1% increase in tonnage and a 2.7% increase in average sales prices. Seafood sales accounted for a decrease of 0.5% of the change in total sales for the third quarter of fiscal 1999 as compared to the same period of fiscal 1998. This decrease was due to a 21.6% decrease in tonnage offset slightly by a 3.3% increase in average sales prices. Sales of live swine and other as a group accounted for a decrease of 6.4% of the change in total sales for the third quarter of fiscal 1999 as compared to the same period of fiscal 1998. This decrease is mainly due to the Willow Brook Sale and the Nepco Sale at the end of the first quarter of fiscal 1999.


Sales for the first nine months of fiscal 1999 increased 3.8% from the same period of fiscal 1998. This increase is mainly due to volume gained from the Hudson Acquisition and the inclusion of Tyson de Mexico on a consolidated basis. Consumer poultry sales accounted for an increase of 7.1% of the total change in sales for the first nine months of fiscal 1999 as compared to the same period of fiscal 1998. This increase was due to a 16.1% increase in tonnage offset somewhat by a 6.3% decrease in average sales prices.

The prepared foods group sales accounted for an increase of 0.3% of the total change in sales for the first nine months of fiscal 1999 as compared to the same period of fiscal 1998. This increase was primarily due to a 9% increase in average sales prices slightly offset by a 0.4% decrease in tonnage. Seafood sales accounted for an increase of 0.6% of the change in total sales for the first nine months of fiscal 1999 as compared to the same period of fiscal 1998. This increase was due to a 19.4% increase in tonnage with average sales prices remaining steady. Sales of live swine and other as a group accounted for a decrease of 4.2% of the change in total sales for the first nine months of fiscal 1999 as compared to the same period of fiscal 1998.

The live swine business experienced a significant decrease in market prices for the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998, resulting in a live swine group net loss for the third quarter and for the nine months of fiscal 1999. Management cannot predict future market prices for live swine, but anticipates continued losses from its live swine business into fiscal 2000. In addition, management is pursuing alternative courses of action for this business which includes closure of some production facilities and the possible divestiture of the remaining swine group assets.

Cost of goods sold decreased 6.9% for the third quarter of fiscal 1999 as compared to the same period of fiscal 1998. This decrease is a result of the decrease in sales and lower grain costs. As a percent of sales, cost of sales was 81.4% for the third quarter of fiscal 1999 compared to 84.2% for the third quarter of fiscal 1998.

Cost of goods sold increased 1.4% for the first nine months of fiscal 1999 as compared to the same period of fiscal 1998. This increase is mainly the result of the increase in sales offset somewhat by lower grain costs. As a percent of sales, cost of sales was 82.4% for the first nine months of fiscal 1999 compared to 84.3% for the first nine months of fiscal 1998.

Operating expenses increased 4.7% for the third quarter of fiscal 1999 over the same quarter of fiscal 1998 mainly due to the loss on sale of seafood assets. Selling expense, as a percent of sales, was 8% for the third quarter of fiscal 1999 and fiscal 1998. General and administrative expense, as a percent of sales, decreased to 1.8% in the third quarter of fiscal 1999 from 1.9% in the third quarter of fiscal 1998. Amortization expense, as a percent of sales, was 0.5% in the third quarter of fiscal 1999 and 0.4% in the third quarter of fiscal 1998. The increase in amortization expense is mainly due to additional amortization related to the Hudson Acquisition.


Operating expenses increased 4.4% for the first nine months of fiscal 1999 over the same period of fiscal 1998 mostly due to the Hudson Acquisition and the loss on sale of seafood assets. Selling expense, as a percent of sales, decreased to 8.0% for the first nine months of fiscal 1999 as compared to 8.2% for the first nine months of fiscal 1998. General and administrative expense, as a percent of sales, was 1.8% for the first nine months of fiscal 1999 compared to 1.9% for the same period last year. Amortization expense, as a percent of sales, was 0.5% for the first nine months of fiscal 1999 and 0.4% for the first nine months of fiscal 1998.

Interest expense decreased 18.9% for the third quarter of fiscal 1999 compared to the same quarter of fiscal 1998 primarily as a result of a 14% decrease in the Company's average indebtedness over the same period last year. Additionally, the net average effective interest rate of all Company debt for the third quarter of fiscal 1999 decreased to 6.1% compared to 6.5% for the same period last year primarily as a result of lower short-term borrowing costs.

Interest  expense decreased 8.9% for the first nine months of  fiscal  1999 compared  to  the first nine months of fiscal 1998 as a result  of  a  3.7%
decrease in the Company's average indebtedness over the same period last year. Additionally, the net average effective interest rate of all Company debt for the first nine months of fiscal 1999 decreased to 6.2% compared to 6.5% for the same period last year.

The effective income tax rate for the third quarter of fiscal 1999 was 36.3% compared to 37% for the same period of fiscal 1998. The effective income tax rate for the first nine months of fiscal 1999 was 35.8% compared to 37% for the same period of fiscal 1998. The decrease in the effective income tax rate for the third quarter and first nine months of fiscal 1999 is due in part to foreign subsidiary earnings being taxed at their applicable foreign rate.


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

Because of the rapid pace of change in technology, especially in the area of hardware, the Company regularly upgrades and replaces hardware platforms such as database and application servers. Consequently, all of the servers are Year 2000 ready. More than 99 percent of the personal computers have been certified as being Year 2000 ready with the remainder to be replaced.

The telephone systems in use by the Company have also been surveyed. There are more than 170 of these systems currently in use. One of these systems currently has a Year 2000 issue that needs to be resolved. It is expected that this system will be addressed by the end of fiscal 1999.

The embedded technology in the production environment, such as programmable logic controllers, computer-controlled valves and other equipment, has been inventoried and the Company has contacted the vendors who supplied this technology with respect to their Year 2000 readiness. While not all of the responses have been received, those that have responded have given a positive response as to their Year 2000 readiness. Based on current evidence, the Company believes there to be no significant exposure with regard to production equipment.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Tyson has received responses from approximately 10,000 vendors, and less than 0.5% of the responses received have identified any type of non-compliance issues which need to be addressed further. The Company has initiated a second inquiry to the remaining vendors and expects all responses to be completed by September 30, 1999.

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

To date, the Company has completed 100 percent of the assessment phase and approximately 98 percent of the remediation phase. The Company is currently testing various applications and anticipates continuing this testing up to December 31, 1999. The Company has not established a contingency plan for possible Year 2000 issues. The Company will establish contingency plans, if needed, based on its actual testing experience with its supplier base and assessment of outside risks.


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


Item 3.  Quantitative and Qualitative Disclosure About Market Risks

Market risks relating to the Company's operations result primarily from changes in commodity prices and interest rates. To address these risks the Company enters into various hedging transactions as described below. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

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

The  following  table  provides information about the  Company's  commodity inventory and futures contracts for corn and soybean meal that are sensitive to changes in commodity prices. The table presents the carrying amounts and fair values at July 3, 1999. Additionally, for the futures contracts, the latest which matures 9 months from the reporting date, the table presents the notional amounts in units of purchase, the weighted average contract prices and the total dollar contract amounts. Contract amounts are used to calculate the contractual payments and quantity of corn and soybean meal to be exchanged under the futures contracts.

(dollars and volume in millions, except per unit amounts)
---------------------------------------------------------------------------
                       Volume     Contract/   Weighted      Fair   Weighted
                                 Book Value Average Price  Value   Average
                                              Per Unit            Price Per
                                                                     Unit
---------------------------------------------------------------------------
Commodity Inventory         -     $25.7       $  -       $25.7     $  -

Futures Contracts

Corn (in bushels)
  Long (Buy) Positions   25.9     $59.4      $2.30       $57.6    $2.23
  Short (Sell) Positions  0.4      $0.9      $2.13        $0.9    $2.11

Soybean Meal
  Long (Buy) Positions    -        $5.8     $136.7        $5.8   $136.6

Puts/Calls

Corn (in bushels)
  Short Put               5.0      $0.2      $0.045       $0.6    $0.12
=========================================================================

Interest Rate Risks

The Company hedges exposure to changes in interest rates on certain of its financial instruments. Under the terms of various leveraged equipment loans, the Company enters into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings. The maturity dates of these leveraged equipment loans range from 2005 to 2008 with interest rates ranging from 4.7% to 6%.

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


                         Interest Rate Sensitivity
             Principal (Notional) Amount by Expected Maturity
                       Average Interest (Swap) Rate
___________________________________________________________________________
(dollars in millions)1999  2000   2001   2002  2003  There-   Total   Fair
                                                     after           Value
                                                                     7/3/99
___________________________________________________________________________
Liabilities

Long-term Debt,
  including
  Current Portion

Fixed Rate        176.4  125.3   73.4  177.4  29.0  809.0 1,390.5  1,395.7
 Average Interest
   Rate            6.84%  8.20%  9.44%  6.18% 7.10%  6.82%  7.01%

Variable Rate      68.5    -    357.8    -     -     50.0   476.3    476.3
 Average Interest
   Rate            5.73%   -     5.13%   -     -     3.65%  5.06%

Interest Rate
  Derivative Financial
  Instruments Related
  to Debt
Interest Rate Swaps
  Pay Fixed         4.8   17.2   18.4   19.6  21.6   50.2   131.7    (1.6)
  Average Pay Rate 6.55%  6.71%  6.69%  6.73% 6.73%  6.59%   6.66%
  Average Receive Rate- USD 6 Month Libor.
===========================================================================

                        PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

On June 22, 1999, eleven current and/or former employees of the Company filed the case of "M.H. Fox, et al. v. Tyson Foods, Inc." in the United States District Court for the Northern District of Alabama claiming that the Company has violated the requirements of the Fair Labor Standards Act. The suit alleges that the Company has failed to pay employees for all hours worked and/or has improperly paid them for overtime hours. The suit alleges that employees should be paid for the time it takes them to put on and take off certain working supplies at the beginning and end of their shifts and breaks. The suit also alleges that the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs purport to represent themselves and a class of all similarly situated current and former employees of the Company. A total of 159 consents were filed with the complaint on behalf of persons to join the lawsuit and, to date, approximately 850 consents have been filed with the court. This case is in the preliminary stages and the Company is presently required to file a response to the complaint on August 17, 1999. The Company believes it has substantial defenses to the claims made in this case and intends to vigorously defend the case. However, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.


Item 2.    Changes in Securities and Use of Proceeds

           Not Applicable


Item 3.    Defaults Upon Senior Securities

           Not Applicable


Item 4.    Submission of Matters to a Vote of Security Holders

           Not Applicable

Item 5.    Other Information

2000 Annual Meeting

The Company's 2000 Annual Meeting is currently scheduled for January 14, 2000. Accordingly, pursuant to the Company's bylaws, for any business to be brought before the 2000 Annual Meeting by a proponent shareholder, written notice (in proper form as required by the Company's Bylaws) must be provided to R. Read Hudson, the Company's Secretary, at 2210 West Oaklawn Drive, Springdale, Arkansas 72762-6999, no later than October 31, 1999 and no earlier than October 6, 1999.

Mallard's Sale

Effective July 19, 1999, the Company signed a letter of intent for the sale of Mallard's Food Products, a division of the Company's Prepared Foods Group. The Company is still involved in negotiations concerning assumption of liabilities and reimbursable expenses which will be included in a definitive agreement. The sale is expected to be finalized in the fourth quarter of fiscal 1999.


Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K for the quarter ended July 3, 1999.



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

                                    TYSON FOODS, INC.

Date: August 17, 1999              /s/ Steven Hankins
      ---------------              ----------------------------
                                   Steven Hankins
                                   Executive Vice President and
                                     Chief Financial Officer


Date: August 17, 1999              /s/ James G. Ennis
      ---------------              ----------------------------
                                   James G. Ennis
                                    Vice President, Controller and
                                     Chief Accounting Officer