Form 10-K405
period 1999-10-02
TYSON FOODS INC
filed 1999-12-17
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended October 2, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

On October 2, 1999, the aggregate market value of the Class A Common and Class B Common voting stock held by non-affiliates of the registrant was $1,909,174,285 and $767,382, respectively.

On October 2, 1999, there were outstanding 125,933,717 shares of the registrant's Class A Common Stock, $.10 par value, and 102,645,423 shares of its Class B Common Stock, $.10 par value.

                             Page 1 of 170 Pages
            The Exhibit Index appears on pages 24 through 30

                    DOCUMENTS INCORPORATED BY REFERENCE

The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of this Annual Report on Form 10-K: (i) pages 24-60 and inside back cover of the registrant's Annual Report to Shareholders for fiscal year ended October 2, 1999 (the "Annual Report") which are filed as Exhibit 13 to this Form 10-K and (ii) the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held January 14, 2000 (the "Proxy Statement").

                                  PART I

     Item 1.  Business


       Pages 26 through 37 of the Annual Report under the caption "Management's Discussion and Analysis."

      Pages 53 through 55 of the Annual Report under the caption "Notes to Consolidated Financial Statements, Note 16: Segment Reporting."

                                  PART II


       Item   5.   Market  for  Registrant's  Common  Equity  and   Related
Stockholder Matters

      Pages 24 and 25, 43 and 60 of the Annual Report under the captions "Eleven-Year Financial Summary," "Capital Stock" and "Closing Price of Company's Common Stock."


     Item 6.  Selected Financial Data

      Pages 24 and 25 of the Annual Report under the caption "Eleven-Year Financial Summary."


      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Pages 26 through 37 of the Annual Report under the caption "Management's Discussion and Analysis."

     Item 8.  Financial Statements and Supplementary Data

      Pages 38 through 57 of the Annual Report under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors."

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

                                  PART I

ITEM 1.  BUSINESS

     Tyson Foods, Inc. (collectively, with its various subsidiaries, the "Company"), a fully integrated producer, processor and marketer of food products, commenced business in 1935, was incorporated in Arkansas in 1947, and was reincorporated in Delaware in 1986.

Financial Information about Segments

     The Company identifies business segments based on the products offered and the nature of customers. The five reported business segments in fiscal 1999 were Food Service, Consumer Products, International, Swine and
Seafood. The information required by Item 1 relating to segments is incorporated herein by reference to Note 16 of the Company's Notes to Consolidated Financial Statements appearing on pages 53, 54 and 55 of the Annual Report and attached as Exhibit 13 to this Report.

General Description of Business

     The Company is a fully integrated producer, processor and marketer of a variety of food products consisting of value-enhanced chicken; fresh and frozen chicken; and prepared foods and other products such as flour and corn tortillas and chips. Additionally, the Company has animal feed and pet food ingredients operations. The Company's integrated operations consist of breeding and rearing chickens, as well as the processing, further processing and marketing of these food products. The Company's products are marketed and sold to national and regional grocery chains, regional grocery wholesalers, warehouse stores, military commissaries, industrial food processing companies, national and regional chain restaurants or their distributors, international export companies and domestic distributors who service restaurants, food service operations such as plant and school cafeterias, convenience stores, hospitals and other vendors. Sales are made by the Company's sales staff as well as through independent brokers and trading companies.

     Originally, the Company was a producer and distributor of fresh chicken. The Company developed a strategy to reduce the impact of the commodity market of the fresh chicken business through value-enhancement. As the industry leader in value-enhanced chicken products, the Company utilizes national and regional advertising, special promotions and brand identification, and meets the varying demands of its customers through capital expenditures and strategic acquisitions. With further-processed chicken products, grain costs as a percentage of total product costs are reduced because of the value added to the products by cutting, deboning, cooking, packaging and/or freezing the chicken.

The Company's integrated chicken processes include genetic research, breeding, hatching, rearing, ingredient procurement, feed milling, veterinary and other technical services, and related transportation and delivery services. The Company contracts with independent growers to maintain the Company's flocks of breeder chicks which, when grown, lay the eggs which the Company transfers to its hatcheries and hatch into broiler chicks. Newly hatched broiler chicks are vaccinated and then delivered to independent contract growers who care for and feed the broiler chicks until they reach processing weight, usually from the end of the fourth to the eighth week. During the broiler growout period, the Company provides growers with feed, vitamins and medication for the broilers, if needed, as well as supervisory and technical services. The broilers are then transported by the Company to its nearby processing plants. The Company processed approximately 7.2 billion pounds of consumer chicken during fiscal 1999.

     The Company's chicken business consists of the Food Service, Consumer Products and International segments. Food Service includes fresh, frozen and value-enhanced chicken products sold through food service and specialty distributors who deliver to restaurants, schools and other accounts. Consumer Products include fresh, frozen and value-enhanced chicken products sold through retail markets for at-home consumption and through wholesale club markets targeted to small food service operators, individuals and small businesses. The Company's International segment markets and sells the full line of Tyson chicken products.

     The Company's farrow to finish swine operations, which include genetic and nutritional research, breeding, farrowing and feeder pig finishing and the marketing of live swine to regional and national packers and processors, are conducted in Alabama, Arkansas, Missouri, North Carolina and Oklahoma. The Company sold approximately 2 million head of feeder pigs and market weight live swine in fiscal 1999.

      On September 28, 1999, the Company signed a letter of intent to sell its wholly-owned subsidiary, The Pork Group, Inc. to Smithfield Foods, Inc. This transaction was subject to the successful negotiation of a definitive agreement. On December 6, 1999, the Company announced that both parties were unable to reach a definitive agreement and negotiations were mutually terminated. The Company intends to explore all options related to the pork operations, which may include discussions with other potential buyers. Certain assets of The Pork Group with a fair value of approximately $70 million are classified as assets held for sale at Oct. 2, 1999. Additionally, at Oct. 2, 1999, the Company accrued expenses related to the closure of certain assets not part of the Smithfield transaction. The operating results for the fiscal year ended Oct. 2, 1999, include a pretax charge of $35.2 million related to the anticipated loss and closure of these assets.

      The Company's seafood business, which was sold on July 17, 1999, included branded surimi-based seafood offerings, such as analog crabmeat, lobster, shrimp and scallops marketed both domestically and internationally. Note 2: Dispositions and Assets Held for Sale on pages 43 and 44 of the Notes to Consolidated Financial Statements of the Annual Report describes the sale of the seafood business and is incorporated herein by reference.

     The Company's other segment includes the Prepared Foods group, consisting of Mexican Original, Culinary Foods and Mallard's Food Products. Mexican Original produces flour and corn tortilla products. Culinary Foods and Mallard's Food Products produce specialty pasta and meat dishes, for restaurants, airlines and other major customers. Additionally, the other segment includes the Company's wholly-owned subsidiaries involved in supplying chicken breeding stock and trading agricultural goods worldwide, the Company's turkey and egg products facilities which were sold on December 31, 1998, as well as the Company's by-products operations which convert inedible chicken by-products into high-grade pet food and animal feed ingredients.

Sources of Revenue

      The information required by Item 1 with respect to the amount or percentage of total revenue contributed by any class of similar products or services which account for 10% or more of consolidated revenue in any of the last three fiscal years is incorporated herein by reference to Note 16 of the Company's Notes to Consolidated Financial Statements appearing on pages 53, 54 and 55 of the Annual Report pursuant to rule 14a-3(b) and attached as Exhibit 13 to this report.

Marketing and Distribution

      The Company seeks to develop and increase the demand for and market share of a product or product line through concentrated national and local advertising and other promotional efforts, stressing product quality and brand identification and meeting specific customer requirements. The Company's principal marketing strategy is to identify target markets for value-enhanced food products consisting primarily of chicken and tortilla products. The Company concentrates production, sales and marketing efforts in order to appeal to and enhance the demand from those markets. The Company utilizes its national distribution system and customer support services to achieve a dominant market position for its products and identifies distinct markets through trade and consumer research.

      The Company's nationwide distribution system utilizes a network of food distributors which is supported by cold storage warehouses owned or leased by the Company, by public cold storage facilities and by the Company's transportation system. The Company ships products from two Company-owned major frozen food distribution centers having a storage capacity of approximately 58 million pounds, from a network of public cold storages and from other owned or leased facilities or directly from plants.

     The Company has a total frozen storage capacity in excess of 141.4 million pounds, excluding public or outside cold storage. The Company's distribution centers accumulate frozen products so that they can fill and consolidate less-than-truckload orders into full truckloads, thereby decreasing shipping costs while increasing customer service. In addition, customers are provided with a selection of products that do not require large volume orders. The Company's distribution system enables it to supply large or small quantities of products to meet customer requirements anywhere in the continental United States.

     Operators serving chicken products in the food service market include commercial restaurants, business and industry, colleges and universities, national and regional chains, hotels and lodging, primary and secondary schools, health and elderly care and other food service accounts. The Company's products are sold through food service and specialty distributors who deliver to the above listed operators.

     Food Service products are sold under the following brands and registered trademarks: Tyson, Tastybird, McCarty Foods, Tyson's Pride, Honey Stung, Hot Wings, Wings of Fire, Signature Specialties and Lady Aster.

     Food Service chicken products include individually-quick-frozen segments (IQ*F), ready-to-cook and fully cooked fried chicken, fully cooked breaded and glazed wings, cooked and ready-to-cook breaded and unbreaded tenderloins, breaded and unbreaded patties and chunks (cooked and ready-to-cook), oven roasted chicken, stuffed breast specialties, Cornish hens, flavor marinated breasts, fully cooked, diced, pulled and shredded chicken products, breaded breast and thigh pieces, bites and strips, fast food cut-up chicken and marinated deli-chicken.

      In the consumer products market the Company sells a wide variety of food products to customers that sell food products for at-home consumption. These customers include grocery chains, independent grocery stores, grocery wholesalers, wholesale clubs and military commissaries. Tyson, Weaver, Tyson Holly Farms, Delightful Farms, Gold Leaf and Tastybird are registered trademarks under which the Company sells consumer products.

     Consumer Products include frozen prepared foods consisting of separate lines of Tyson breaded chicken patties, chunks, fillets and tenders, Weaver breaded chicken tenders, nuggets, patties and fillets, Tyson and Weaver flavored chicken wings, Tyson complete meal kits, individually-quick-frozen chicken parts and breaded chicken patties and chunks, refrigerated prepared foods consisting of separate lines of Tyson roasted ready-to-eat chicken, Weaver deli meats, refrigerated Tyson Holly Farms fresh tray pack chicken and frozen and refrigerated Tyson Cornish game hens.

      The Company's International division markets and sells the full line of Tyson products, including chicken and prepared food products. The International division exported to 75 countries in fiscal 1999. Major markets include China, Georgia, Guatemala, Japan, Puerto Rico, Russia and Singapore as well as certain Middle Eastern and Caribbean countries.

      The Company continues to believe that Asia offers potential in terms of developing fully integrated chicken facilities. A memorandum of understanding has been signed with the Kuok Group to explore development of chicken production and processing complexes in China. The Company's joint venture, to create a commercial feed and swine operation in the
Philippines, called Fil-Am Foods, Inc., with Aboitiz Equity Ventures, Inc. and PM Nutrition Company, Inc., a subsidiary of Purina Mills, Inc is now operational. Meanwhile, the Company's subsidiary in Mexico continues to grow rapidly under improving economic conditions. Additionally, Cobb-Vantress, Inc., a wholly-owned subsidiary, has entered into a joint venture agreement with a company to build a 180 thousand capacity breeder farm in China.

Raw Materials and Sources of Supply

      The primary raw materials used by the Company in its chicken operations consist of feed ingredients, cooking ingredients, packaging materials and cryogenic agents. The Company believes that its sources of supply for these materials are adequate for its present needs and the Company does not anticipate any difficulty in acquiring these materials in the future. While the Company produces substantially all of its inventory of breeder chickens and live broilers, it has the capability to purchase live, ice-packed or deboned chicken to meet production requirements.

Intellectual Property

      The Company has registered a number of trademarks relating to its products which either have been approved or are in the process of application. Because the Company does a significant amount of brand name and product line advertising to promote its products, it considers the protection of such trademarks to be important to its marketing efforts. The Company has also developed non-public proprietary information regarding its growout procedures, production processes and other product-related matters. The Company utilizes internal procedures and safeguards to protect the confidentiality of such information, and where appropriate, seeks patent protection for the technology it develops.

Seasonal Demand

      The demand for the Company's products generally increases during the spring and summer months and generally decreases during the winter months. Because of the somewhat seasonal character of the Company's business, the Company may increase its finished product inventories during the winter months in anticipation of increased spring and summer demands.

Industry Practices

      The Company's agreements with its customers are generally short-term due primarily to industry practice and fluctuations in both industry supply and consumer demand for such products.

Customer Relations

      No single customer of the Company accounts for more than ten percent of the Company's consolidated revenues, and the loss of any single customer would not have a material adverse effect on the Company's business. However, two customers represent approximately 23% of the Food Service segment's net sales and three customers represent approximately 47% of the Consumer Products segment's net sales. Although any extended discontinuance of sales to any major customer could, if not replaced, have an impact on the Company's operations, the Company does not anticipate any such occurrences due to the demand for its products and its ability to obtain new customers.

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

Research and Development

The Company conducts continuous research and development activities to improve the strains of primary chicken breeding stock, the genetic qualities of swine, and finished product development, and is continually engaged in experiments to determine the most cost effective means of raising healthy and wholesome chickens. The annual cost of such research and development programs is less than one percent of total consolidated annual sales.

Regulation

      The Company's facilities for processing chicken and for housing live chicken and swine are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of its employees. The Company's chicken and Mexican Original processing and distribution facilities are also subject to extensive inspection and regulation by the United States Department of Agriculture. Additionally, the Company's chicken processing facilities are participants in the government's Hazardous Analysis Critical Control Point (HACCP) program. The cost of compliance with such laws and regulations has not had a material adverse effect upon the Company's capital expenditures, earnings or competitive position and it is not anticipated to have a material adverse effect in the future.

Employees and Labor Relations

     As of October 2, 1999, the Company employed approximately 69,000 persons. The Company believes that its relations with its workforce are generally good.

     Set forth below is a listing of the Company's facilities which have employees subject to a collective bargaining agreement together with the name of the union party to the collective bargaining agreement, the number of employees at the facility subject thereto and the expiration date of the collective bargaining agreement currently in effect.

Location                   Union      No. of People      Expiration Date
--------                   -----      -------------      ---------------
Albertville, AL             UFCW           900           December 31, 2001
Ashland, AL                 UFCW           750           February 24, 2002
Berlin, MD                  UFCW           450           December 21, 2001
Berlin, MD                Teamsters        100           December 16, 2001
Buena Vista, GA            RWDSU         1,300           November 4, 2000
Carthage, TX                UFCW           700           November 11, 2000
Center, TX                  UFCW         1,025           February 4, 2000
Chicago, IL             Truck Drivers    1,100           October 6, 2001
Cleveland, MS              RWDSU           475           February 20, 2000
Corydon, IN                 UFCW           375           January 26, 2002
Corydon, IN             Steelworkers        75           October 12, 2002
Dardanelle, AR              UFCW         1,000           November 3, 2001
Gadsden/Blountsville, AL  Teamsters         23           March 31, 2001
Gadsden, AL                RWDSU         1,200           November 8, 2001
Glen Allen, VA              UFCW           850           November 1, 2001
Henderson, KY               UFCW         1,150           April 21, 2001
Hope, AR                    UFCW         1,400           March 3, 2000
Jackson, MS                 UFCW         1,050           December 31, 1999
Jacksonville, FL          Teamsters        650           December 31, 1999
Noel, MO                    UFCW         1,225           January 25, 2000
Pine Bluff, AR              UFCW           250           October 12, 2002
Shelbyville, TN            RWDSU           950           November 12, 2002
Shelbyville, TN           Teamsters         35           July 14, 2001
Wilkesboro, NC            Teamsters         35           November 4, 2001
Wilkesboro, NC            Teamsters         25           November 4, 2001
Wilkesboro, NC            Teamsters        125           November 4, 2001

United Food and Commercial Workers Union (UFCW)
Retail, Wholesale, Department Store Union (RWDSU)

     The Company has not experienced any strike or work stoppage which had a material impact on operations; however, there can be no assurance that union related activities, including work stoppages or strikes will not occur in the future.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This annual report and other written reports or oral statements made from time to time by the Company and its representatives may contain forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. In light of these risks, uncertainties and assumptions, the Company wishes to caution readers not to place undue reliance on any forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

     Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs; (ii) changes in the availability and relative costs of labor and contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to make effective acquisitions and to successfully integrate newly acquired businesses into existing operations; (vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) changes in regulations and laws, including changes in accounting standards, environmental laws, and occupational, health and safety laws; (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (ix) the effect of, or changes in, general economic conditions.

ITEM 2.  PROPERTIES

      The Company currently has production and distribution operations in the following states: Alabama, Arkansas, California, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, and
Virginia. Additionally, the Company, either directly or through its subsidiaries, has facilities in or participates in joint venture operations in Argentina, Brazil, Canada, China, Denmark, France, India, Indonesia, Ireland, Japan, Mexico, the Philippines, Poland, South Africa, Spain, the United Kingdom and Venezuela.

      The principal chicken operations of the Company consist of 58 processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packaging, deboning or further-processing. The total slaughter capacity is approximately 47.6 million head per week.

     To support the above facilities the Company operates 43 feed mills and 68 broiler hatcheries with sufficient capacity to meet the needs of the chicken growout operations. In addition, the Company owns chicken cold storage facilities with a capacity of approximately 135.7 million pounds.

      The Company's other operations consist of eight processing plants supported by five additional freezer storage facilities. Additionally, other operations include eleven rendering plants with the capacity to produce 26.6 million pounds of animal protein products per week supported by three freezer facilities. Nineteen ground pet food processing operations in connection with chicken processing plants are capable of producing 7.7 million pounds of product per week.

      The Company's swine operations consist of 158 swine farrowing and nursery units and 385 swine finishing units. These swine growout operations are supported by three dedicated feed mills supplemented by the production from the chicken operations' feed mills. In addition, the Company operates a grain drying and two storage facilities in support of its swine feed mill operations.

      The Company owns its major operating facilities with the following exceptions: two chicken slaughter facilities are leased until 2003, one chicken emulsified plant is leased month to month, two poultry feedmills and two hatcheries are leased until 2003, 355 breeder farms are leased under agreements expiring at various dates, 52 swine farrowing and nursery units and 318 swine finishing units are leased under one to ten year renewable lease agreements, some of which are related parties.

       Management believes that the Company's present facilities are generally adequate and suitable for its current purposes. In general, the Company's facilities are fully utilized. However, seasonal fluctuations in inventories and production may occur as a reaction to market demands for certain products. Due to the current oversupply of meat proteins and depressed market conditions and to bring our production and market demand in balance, the Company has planned a reduction in the production of live birds beginning in the first quarter of fiscal 2000. The Company regularly engages in construction and other capital improvement projects intended to expand capacity and improve the efficiency of its processing and support facilities.


ITEM 3.   LEGAL PROCEEDINGS

      On  June  22,  1999, eleven current and/or former  employees  of  the
Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. in the United States District Court for the Northern District of Alabama claiming that the Company has violated the requirements of the Fair Labor Standards Act. The suit alleges that the Company has failed to pay employees for all hours worked and/or has improperly paid them for overtime hours. The suit alleges that employees should be paid for the time it takes them to put on and take off certain working supplies at the beginning and end of their shifts and breaks. The suit also alleges that the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs purport to represent themselves and a class of all similarly situated current and former employees of the Company. A total of 159 consents were filed with the complaint on behalf of persons to join the lawsuit and, to date, approximately 3,100 consents have been filed with the court. This case is still in the preliminary stages. The Company believes it has substantial defenses to the claims made in this case and intends to vigorously defend the case. However, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

      On February 20, 1998, the Company and others were named as defendants in a putative class action suit brought on behalf of all individuals who sold beef cattle to beef packers for processing between certain dates in 1993 and 1998. This action, captioned Wayne Newton, et al. v. Tyson Foods, Inc., et al., U.S. District Court, Northern District of Iowa, Civil Action No. 98-30, asserts claims under the Racketeer Influenced and Corrupt Organizations statute as well as a common-law claim for intentional interference with prospective economic advantage. Plaintiffs allege that the gratuities which were the subject of a prior plea agreement by the Company resulted in a competitive advantage for chicken products vis-a-vis beef products. Plaintiffs request trebled damages in excess of $3 billion, plus attorney's fees and costs. The United States District Court for the Northern District of Iowa granted the Company's Motion to Dismiss on March 26, 1999, holding that plaintiffs lacked standing to sue. Plaintiffs timely appealed to the United States Court of Appeals for the Eighth Circuit. The Company is vigorously contesting this case. Briefing of the appeal was completed in August 1999, but no date has been set for oral argument.

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

     On December 16, 1998, Hudson Foods, Inc., Michael Gregory, Hudson's former Director of Customer Relations and Quality Control, and Brent Wolke, the former plant manager of Hudson's Columbus, Nebraska facility, were indicted by a federal grand jury in Omaha, Nebraska on two counts - making false statements to the U.S. Department of Agriculture and conspiracy to make such statements - in connection with the August 1997 recall of Hudson beef products suspected of containing E-Coli 0157:H7. The charges arose out of presentations made on behalf of Hudson between Food Safety Inspection Service officials during Hudson's cooperation with the government in attempting to identify potentially contaminated product. The government has conceded that the contamination did not originate in the Hudson plant and it does not appear that any statements at issue in the indictment resulted in or are alleged to have resulted in any illnesses. On November 30, 1999, the Court granted the defendants' motion for acquittal on the conspiracy charges and additionally granted Mr. Wolke's motion for acquittal on his false statement charge. On December 2, 1999, Hudson and Mr. Gregory were acquitted on all remaining charges.

     The Company has received notice from the Environmental Crimes Section of the Department of Justice and the United States Attorney's Office for the Southern District of Mississippi indicating that McCarty Farms, Inc.
(McCarty), a former subsidiary of the Company which has been merged into the Company, may be pursued for alleged violations of the Federal Clean Water Act arising out of its partial ownership of Central Industries, Inc. (Central), which operates a rendering plant in Forest, Mississippi. The allegations arose from the alleged discharge of pollutants from Central's rendering facility in Forest, Mississippi in the summer of 1995, which was prior to the Company's purchase of McCarty in September 1995. Neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Executive Officers of the Company
Officers of the Company serve one year terms from the date of their election, or until their successors are appointed and qualified. The name, title, age and year of initial election to executive office of the Company's executive officers are listed below:
                                                                  Executive
Name                Title                                 Age   Officer Since
----                -----                                 ---   -------------
Don Tyson           Senior Chairman of the                69        1963
                    Board of Directors

John H. Tyson       Chairman of the                       46        1984
                    Board of Directors

Wayne Britt         Chief Executive Officer               50        1977

Donald E. Wray      President                             62        1979

Greg Lee            Chief Operating Officer               52        1993

Steven Hankins      Executive Vice President and          41        1997
                    Chief Financial Officer

Bill Lovette        President, International Group        39        1999

Wayne Butler        President, Prepared Foods Group       45        1999

Mike Baker          President, Production Service         44        1999

Carl G. Johnson     Executive Vice President,             46        1999
                    Administrative Services

Les Baledge         Executive Vice President and          42        1999
                    Associate General Counsel

John D. Copeland    Executive Vice President,             49        1999
                    Ethics, Food Safety and
                    Environmental Compliance

John S. Lea         Executive Vice President and          46        1999
                    Chief Marketing Officer

Donnie Smith        Executive Vice President,             40        1999
                    Supply Chain Management

Dennis Leatherby    Senior Vice President,                39        1990
                    Finance and Treasurer

James G. Ennis      Vice President, Controller and        54        1996
                    Chief Accounting Officer

David L. Van Bebber Vice President and                    43        1990
                    Director of Legal Services

R. Read Hudson      Secretary                             41        1998

Louis C.            Assistant Secretary and               35        1998
Gottsponer, Jr.     Director of Investor Relations

John H. Tyson is the son of Don Tyson. No other family relationships exist among the above officers. Mr. Don Tyson was appointed Senior Chairman of the Board of Directors in 1995 after previously serving as Chairman of the Board and Chief Executive Officer. Mr. John H. Tyson was appointed Chairman of the Board of Directors in 1998 after serving as Vice Chairman of the Board of Directors since 1997 and President, Beef and Pork Division since 1993. Mr. Britt was appointed Chief Executive Officer in 1998 after serving as Executive Vice President and Chief Financial Officer since 1996 and Senior Vice President, International Sales and Marketing since 1994. Mr. Wray was appointed President in 1999 pending his retirement in 2000, after serving as President and Chief Operating Officer since 1995 and Chief Operating Officer since 1991. Mr. Lee was appointed Chief Operating Officer in 1999 after serving as President of the Food Service Group since 1999, Executive Vice President, Sales, Marketing and Technical Services since 1995 and Senior Vice President, Sales and Marketing since 1993. Mr. Hankins was appointed Executive Vice President and Chief Financial Officer in 1998 after serving as Senior Vice President, Financial Planning and Shared Services since 1997 and Vice President, Management Information Systems since 1993. Mr. Lovette was appointed President, International Group in 1999 after serving as Vice President, Operations since 1995 and Vice President, Distribution since 1992. Mr. Butler was appointed President, Prepared Foods Group in 1998 after serving as President, Mexican Original since 1997 and Complex Manager since 1994. Mr. Baker was appointed President, Production Services in 1999 after serving as Division Vice President since 1995 and Manager of Pork Operations since 1994. Mr. Johnson was appointed Executive Vice President, Administrative Services in 1999 after serving as Vice President, Assets and Risk Management since 1994. Mr. Baledge was appointed Executive Vice President and Associate General Counsel in 1999 upon joining the Company, prior to which he was engaged in the private practice of law. Mr. Copeland was appointed Executive Vice President, Ethics, Food Safety and Environmental Compliance in 1999 after serving as Director of Corporate Ethics and Compliance since 1998, prior to which he served as a professor of law at the University of Arkansas School of Law. Mr. Lea was appointed Executive Vice President and Chief Marketing Officer in 1999 after serving as Vice President, Retail Sales and Marketing since 1995 and Vice President, Food Service Sales since 1993. Mr. Smith was appointed Executive Vice President, Supply Chain Management in 1999 after serving as Vice President, Purchasing since 1995 and Director of Commodity Purchasing since 1992. Mr. Leatherby was appointed Senior Vice President, Finance and Treasurer in 1998 after serving  as  Vice  President and Treasurer since 1997 and  Treasurer  since
1994.  Mr.  Ennis  was  appointed  Vice  President,  Controller  and  Chief
Accounting  Officer in 1996 after serving as Corporate  Tax  Manager  since
1986. Mr. Van Bebber was appointed Vice President and Director of Legal Services in 1998 after serving as Assistant Secretary since 1990. Mr. Hudson was appointed Secretary in 1998 and has served as Corporate Counsel since 1992. Mr. Gottsponer was appointed Assistant Secretary and Director of Investor Relations in 1998 after serving as Corporate Finance Manager since 1996 and Cash Manager since 1993.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The Company currently has issued and outstanding two classes of capital stock, Class A Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock"). Information regarding the voting rights and dividend restrictions are set forth on page 43 of the Annual Report under the caption "Capital Stock," which information is incorporated herein by reference.

      On October 2, 1999, there were approximately 34,828 holders of record of the Company's Class A Stock and 17 holders of record of the Company's Class B Stock, excluding holders in the security position listings held by nominees. The Class A Stock is traded on the New York Stock Exchange under the symbol "TSN." No public trading market currently exists for the Class B Stock. Information regarding the high and low closing prices of the Class A Stock is set forth on pages 24 and 25 and in the table on page 60 of the Annual Report under the captions "Eleven-Year Financial Summary" and
"Closing Price of Company's Common Stock," which information is incorporated herein by reference.

      The Company has paid uninterrupted quarterly dividends on its common stock each year since 1977. On May 7, 1999, the Board of Directors increased the annual dividend rate on Class A Stock to $0.16 per share and fixed an annual dividend rate of $0.144 per share for the Class B Stock, effective with the quarterly dividend payable on September 15, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

     See the information reflected under the caption "Eleven-Year Financial Summary" on pages 24 and 25 of the Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       See the information reflected under the caption "Management's Discussion and Analysis" on pages 26 through 37 of the Annual Report, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      Market risks relating to the Company's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address these risks the Company enters into various hedging transactions as described below. The Company seldom uses financial instruments which do not qualify for hedge accounting. In those situations, in which instruments do not qualify for hedge accounting, the Company marks the instruments to fair value and recognizes the gains or losses currently in earnings.

Commodities Risk

      The Company is a purchaser of certain commodities, primarily corn and soybeans. The Company periodically uses commodity futures and options for hedging purposes to reduce the effect of changing commodity prices and as a mechanism to procure the grains. The contracts that effectively meet risk reductions and correlation criteria are recorded using hedge accounting. Gains and losses on closed hedge transactions are recorded as a component of the underlying inventory purchase.

The following table provides information about the Company's corn, soybean and other feed ingredient inventory and financial instruments that are sensitive to changes in commodity prices. The table presents the carrying amounts and fair values at October 2, 1999 and October 3, 1998. Additionally, for puts and futures contracts, the latest which expires or matures 15 months from the reporting date, the table presents the notional amounts in units of purchase and the weighted average contract prices.

(volume and dollars in millions, except per unit amounts)
---------------------------------------------------------------------------
                                        Volume        Weighted        Fair
                                                   Average Strike     Value
                                                   Price Per Unit
---------------------------------------------------------------------------
As of October 2, 1999
Recorded Balance Sheet Commodity Position:
Commodity Inventory (book value $33.8)     -          $  -           $33.8

Hedging Positions
 Corn Futures Contracts
  (volume in bushels)
 Long (Buy) Positions                     84.4           2.21         (7.7)
 Short (Sell) Positions                    1.4           2.32          0.3

 Soybean Meal Futures Contracts
  (volume in tons)
 Long (Buy) Positions                      0.1         143.14          0.4

Trading Positions
 Corn Puts Sold (volume in bushels)       27.5           2.10         (2.5)

As of October 3, 1998
Recorded Balance Sheet Commodity Position:
Commodity Inventory (book value $36.0)     -          $  -           $36.0

Hedging Positions:
 Corn Futures Contracts
  (volume in bushels)
  Long (Buy) Positions                     7.5           2.33         (0.4)
  Short (Sell) Positions                   9.7           2.11          0.3

 Soybean Oil Futures Contracts
  (volume in cwt)
  Long (Buy) Positions                     0.1          24.24           -
  Short (Sell) Positions                   0.1          24.40           -
===========================================================================

Interest Rate and Foreign Currency Risks

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

     The Company also periodically enters into foreign exchange forward contracts and option contracts to hedge some of its foreign currency exposure. In 1999, the Company used such contracts to hedge exposure to changes in foreign currency exchange rates, primarily Mexican Peso, associated with debt denominated in U.S. dollars held by Tyson de Mexico. In 1998, the Company used such contracts to hedge exposure to changes in foreign currency exchange rates, primarily Japanese Yen, associated with sales denominated in foreign currency. Gains and losses on these contracts are recognized as an adjustment of the subsequent transaction when it occurs. Forward and option contracts generally have maturities or expirations not exceeding 12 months.

       The   following  table  provides  information  about  the  Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. The table presents for the Company's debt obligations, principal cash flows, related weighted-average interest rates by expected maturity dates and fair values. For interest rate swaps, the table presents notional amounts, weighted-average interest rates or strike rates by contractual maturity dates and fair values. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.
                                                       dollars in millions
__________________________________________________________________________
                     2000  2001  2002  2003  2004  There-   Total  Fair
                                                   after           Value
                                                                  10/2/99
___________________________________________________________________________
As of October 2, 1999
Liabilities
Long-term Debt,
  including
  Current Portion
 Fixed Rate        $172.5 $125.7  $30.5 $177.8 $29.2 $794.3 $1,330.0 $1,299.1
 Average Interest
      Rate           6.82%  8.18%  7.83%  6.18% 7.08%  6.78%    6.87%

 Variable Rate      $50.2  $17.2 $290.5    -     -    $50.0   $407.9   $407.9
 Average Interest
      Rate           5.51%  7.67%  5.85%   -     -     3.90%    5.65%
Interest Rate
  Derivative Financial
  Instruments Related
  to Debt
Interest Rate Swaps
  Pay Fixed           $17.2  $18.4  $19.6  $21.6  $21.1  $29.2  $127.1  ($0.7)
  Average Pay Rate    6.71%  6.69%  6.73%  6.73%  6.71%  6.50%  6.66%
  Average Receive Rate- USD 6 Month LIBOR.
===========================================================================
                                                       dollars in millions
___________________________________________________________________________
                      1999  2000  2001  2002  2003  There-   Total  Fair
                                                    after           Value
                                                                   10/3/98
___________________________________________________________________________
As of October 3, 1998
Liabilities

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

                                                        dollars in millions
___________________________________________________________________________
                                2000     2001-2004   There-   Total   Fair
                                                     after           Value
                                                                    10/2/99
___________________________________________________________________________
As of October 2, 1999
Forward exchange contracts to sell
   foreign currencies for US$

Mexican Peso
  Notional Amount                $7.3       -        -       $7.3   $(0.6)
  Weighted average strike price 10.13

===========================================================================
                                                      dollars in millions
___________________________________________________________________________
                             1999     2000-2003     There-   Total    Fair
                                                    after            Value
                                                                   10/3/98
___________________________________________________________________________
As of October 3, 1998
Sold Option Contracts
 to Sell Foreign
 Currencies for US$
Japanese Yen
   Notional  Amount           $6.5      -        -       $6.5        -
   Weighted Average
      Strike Price          109.48
Purchased Option
 Contracts to Sell
 Foreign Currencies
 for US$
Japanese Yen
  Notional Amount             $5.6      -        -       $5.6      $0.4
  Weighted Average
     Strike Price           126.69
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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the information on pages 38 through 57 of the Annual Report under the caption "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors," which information is incorporated herein by reference. Other financial information is filed under Item 14 of Part IV of this report.

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

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a)    The following documents are filed as a part of this report:

            1. The following consolidated financial statements of the registrant included on pages 38 through 55 in the Company's Annual Report for the fiscal year ended
                October 2, 1999, and the Report of Independent
                Auditors, on page 57 of such Annual Report are incorporated herein by reference. Page references set forth in the index below are to page numbers in
                Exhibit 13 of this Form 10-K.
                                                                    Pages
                                                                    ------
       Consolidated Statements of Income                             136
       for the three years ended October 2, 1999

       Consolidated Balance Sheets at                                137
       October 2, 1999 and October 3, 1998

       Consolidated Statements of Shareholders' Equity           138-139
       for the three years ended October 2, 1999

       Consolidated Statements of Cash Flows                         140
       for the three years ended October 2, 1999

       Notes to Consolidated Financial Statements                141-157

       Report of Independent Auditors                                159

           2. The following additional information for the years 1999, 1998 and 1997 is submitted herewith. Page references are to the consecutively numbered pages of this Report on
                Form 10-K:

                                                                    Pages
                                                                    -----
       Report of Independent Auditors                                 34

       Schedule VIII Valuation and Qualifying
       Accounts and Reserves for the three years ended
       October 2, 1999                                                35

     All other schedules are omitted because they are neither applicable nor required.

            3.  The exhibits filed with this report are listed in the
                Exhibit Index at the end of this Item 14.


            4. On December 15, 1999, the Company filed a current report on Form 8-K related to the termination of negotiations on the sale of the Pork Group with Smithfield Foods, Inc.

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

4.17 Remarketing Agreement dated January 28, 1998 between the Company and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, relating to the Floating Rate MOPPRS due February 1, 2010 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 1998 and incorporated herein by reference).

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

10.1 Fourth Amended and Restated Credit Agreement, including all exhibits thereto, dated as of May 26, 1995, by and among the Company, as Borrower, The Chase Manhattan Bank N.A., Chemical Bank, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank Nederland), Morgan Guaranty Trust Company of New York, National Westminster Bank Plc, NationsBank of Texas, N.A., and Societe Generale, as Co-Agents, and Bank of America National Trust and Savings Association, as Agent (previously filed as Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.2 Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of May 24, 1996, by and among the Company, as Borrower, the banks party thereto, The Chase Manhattan Bank, N.A., Chemical Bank, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank Nederland), Morgan Guaranty Trust Company of New York, National Westminster Bank Plc, NationsBank of Texas, N.A., and Societe Generale as Co-Agents and Bank of America National Trust and Savings Association, as Agent (previously filed as Exhibit 4(b) to the Company's Form 10-Q for the quarter ended June 29, 1996, Commission File No. 0-3400, and incorporated herein by reference).

10.3 Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of May 23, 1997, by and among the Company, as Borrower, the banks party thereto, The Chase Manhattan Bank, N.A., Chemical Bank, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank Nederland), Morgan Guaranty Trust Company of New York, National Westminster Bank Plc, NationsBank of Texas, N.A., and Societe Generale as Co-Agents and Bank of America National Trust and Savings Association, as Agent (previously filed as Exhibit 4(b) to the Company's Form 10-Q for the quarter ended June 28, 1997, Commission File No. 0-3400, and incorporated herein by reference).

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

10.12      Tyson  Foods, Inc. Amended and Restated Employee Stock      36-47
           Purchase Plan dated as of December 13, 1999.

10.13 Second Amended and Restated Employment Agreement dated August 1, 1997, between the Company and Don Tyson, Senior Chairman of the Board of Directors of the
           Company (previously filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended September 27, 1997, Commission File No. 0-3400, and incorporated herein by reference).

10.14      Amended and Restated Retirement Savings Plan of  Tyson      48-98
           Foods, Inc., qualified under Section 401(k) of the Internal Revenue Code of 1986, dated as of December
           13, 1999.

10.15      Amended and Restated Executive Savings Plan of Tyson       99-118
           Foods, Inc. effective October 1, 1997, and First
           Amendment to the Amended and Restated Executive
           Savings Plan of Tyson Foods, Inc. effective December
           31, 1998.

10.16 Tyson Foods, Inc. Non-statutory Stock Option Plan, as amended and restated on November 18, 1994, (previously filed as Exhibit 99 to the Company's Registration Statement on Form S-8 filed with the Commission on January 30, 1995, Commission File No. 33-54716, and incorporated herein by reference).

10.17      Form  of Indemnity Agreement between Tyson Foods, Inc.
           and   its  directors  and  certain  of  its  executive
           officers (previously filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal
           year ended September 30, 1995, Commission File No.   0-
           3400, and incorporated herein by reference).

10.18 Senior Executive Employment Agreement dated November 20, 1998 between the Company and Leland E. Tollett (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10K for the fiscal year ended October 3, 1998, Commission File No. 0-3400, and incorporated herein by reference).

10.19 Senior Executive Employment Agreement dated November 20, 1998 between the Company and Donald E. Wray (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10K for the fiscal year ended October 3, 1998, Commission File No. 0-3400, and incorporated herein by reference).

13         Pages 24-60 and inside back cover of the Annual Report    119-166
           to Shareholders for the fiscal year ended October 2, 1999.

21         Subsidiaries of the Company.                              167-168

23         Consent of Independent Auditors.                              169

27         Financial Data Schedule.

                                SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TYSON FOODS, INC.

                           By /s/ Steven Hankins      December 17, 1999
                              -------------------
                              Steven Hankins
                              Executive Vice President
                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Wayne Britt           Chief Executive Officer      December 17, 1999
--------------------           and Director
Wayne Britt

/s/ Neely Cassady                 Director             December 17, 1999
--------------------
Neely Cassady

/s/ James G. Ennis        Vice President, Controller   December 17, 1999
--------------------     and Chief Accounting Officer
James G. Ennis

/s/ Lloyd V. Hackley              Director             December 17, 1999
--------------------
Lloyd V. Hackley

/s/ Steven Hankins       Executive Vice President and  December 17, 1999
--------------------        Chief Financial Officer
Steven Hankins

/s/ Gerald Johnston               Director             December 17, 1999
--------------------
Gerald Johnston

/s/ Jim Kever                     Director             December 17, 1999
--------------------
Jim Kever

/s/ Shelby D. Massey              Director             December 17, 1999
--------------------
Shelby D. Massey

/s/ Joe F. Starr                  Director             December 17, 1999
--------------------
Joe F. Starr

/s/ Leland E. Tollett             Director             December 17, 1999
---------------------
Leland E. Tollett

/s/ Barbara Tyson         Vice President and Director  December 17, 1999
---------------------
Barbara Tyson

/s/ Don Tyson               Senior Chairman of the     December 17, 1999
---------------------         Board of Directors
Don Tyson

/s/ John H. Tyson               Chairman of the        December 17, 1999
---------------------          Board of Directors
John H. Tyson

/s/ Fred S. Vorsanger              Director            December 17, 1999
---------------------
Fred S. Vorsanger

/s/ Donald E. Wray           President and Director    December 17, 1999
---------------------
Donald E. Wray

                     FINANCIAL STATEMENT SCHEDULE

                      REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Tyson Foods, Inc. as of October 2, 1999 and October 3, 1998, and for each of the three years in the period ended October 2, 1999, and have issued our report thereon dated November 18, 1999. Our audits also included the financial statement schedule listed in Item 14(a) in this annual report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



 Tulsa, Oklahoma                                    /s/ERNST & YOUNG LLP
 November 18, 1999                                    --------------------
                                                       ERNST & YOUNG LLP

                             TYSON FOODS, INC.
                              SCHEDULE VIII
              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Three Years Ended October 2, 1999

                           (Dollars in Millions)

                  Balance at  Charged to  Charged                  Balance
                  Beginning   Costs and   to Other   Additions     at End
Description       of Period    Expenses   Accounts (Deductions)   of Period
-----------       ----------  ---------   --------  -----------   ---------


Allowance for
  Doubtful Accounts

1999               $85.3       $15.2(1)       0       ($78.7)(2)    $21.8

1998                $4.4        $2.2          0        $78.7 (3)    $85.3

1997                $3.5        $2.0          0        ($1.1)        $4.4



(1) Includes $11.9 million reserve for international operations.
(2) Write off of receivables against reserve related to 1998 allowance.
(3) Includes $48.4 million reserve for international currency devaluation.