Form 10-Q
period 2000-01-01
TYSON FOODS INC
filed 2000-02-15
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 1, 2000

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

          Yes   X         No
               ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding January 29, 2000
------------------------------------         ----------------------------
Class A Common Stock, $.10 Par Value         123,740,540 Shares
Class B Common Stock, $.10 Par Value         102,645,423 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          January 1, 2000 and October 2, 1999                            3

          Consolidated Condensed Statements of Income
          for the Three Months Ended
          January 1, 2000 and January 2, 1999                            4

          Consolidated Condensed Statements of Cash Flows
          for the Three Months Ended
          January 1, 2000 and January 2, 1999                            5

          Notes to Consolidated Condensed Financial Statements        6-10

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    10-13

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risks                                              13

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                      14-15

     Item 2.  Changes in Securities and Use of Proceeds                 15

     Item 3.  Defaults Upon Senior Securities                           15

     Item 4.  Submission of Matters to a Vote of Security Holders       16

     Item 5.  Other Information                                         16

     Item 6.  Exhibits and Reports on Form 8-K                          16

     EXHIBIT INDEX                                                      17

     SIGNATURES                                                         18

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  (In millions except per share amounts)
                                               (Unaudited)
                                                 January 1,   October 2,
                                                   2000          1999
ASSETS                                           ________     _________
Current Assets:
  Cash and cash equivalents                      $   59.0     $   30.3
  Accounts receivable                               579.8        602.5
  Inventories                                     1,028.9        989.4
  Assets held for sale                                2.4         74.5
  Other current assets                               13.8         30.2
                                                  _______      _______
Total Current Assets                              1,683.9      1,726.9
Net Property, Plant, and Equipment                2,180.0      2,184.5
Excess of Investments over Net Assets Acquired      954.9        962.5
Investments and Other Assets                        212.5        208.8
                                                 ________     ________
Total Assets                                     $5,031.3     $5,082.7
                                                 ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                  $   63.7     $   65.9
  Current portion of long-term debt                 272.4        222.7
  Trade accounts payable                            347.6        351.9
  Other accrued liabilities                         367.6        346.5
                                                  _______      _______
Total Current Liabilities                         1,051.3        987.0
Long-Term Debt                                    1,387.4      1,515.2
Deferred Income Taxes                               394.9        398.0
Other Liabilities                                    55.6         54.5
Shareholders' Equity:
  Common stock ($.10 par value):
   Class A-Authorized 900 million shares;
     issued 137.9 million shares at
     1-1-00 and 10-2-99                              13.8         13.8
   Class B-Authorized 900 million shares;
     issued 102.7 million shares at
     1-1-00 and 10-2-99                              10.3         10.3
  Capital in excess of par value                    739.9        740.0
  Retained earnings                               1,647.2      1,599.0
  Other accumulated comprehensive income             (3.8)        (1.5)
                                                  _______      _______
                                                  2,407.4      2,361.6
  Less treasury stock, at cost-
    14 million shares at 1-1-00 and
    12 million shares at 10-2-99                    263.8        232.0
  Less unamortized deferred compensation              1.5          1.6
                                                 ________     ________
Total Shareholders' Equity                        2,142.1      2,128.0
                                                 ________     ________
Total Liabilities and Shareholders' Equity       $5,031.3     $5,082.7
                                                 ========     ========
The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                (Unaudited)

                                                Three Months Ended
                                                __________________

                                            January 1,        January 2,
                                              2000              1999
                                            __________        __________

Sales                                       $1,778.7           $1,824.7
Cost of Sales                                1,465.6            1,519.4
                                             -------            --------
Gross Profit                                   313.1              305.3
Expenses:
  Selling                                      146.0              145.7
  General and administrative                    35.7               32.6
  Amortization                                   8.5                8.6
                                             -------             -------
Operating Income                               122.9              118.4
Other Expense (Income):
  Interest                                      28.7               31.3
  Foreign currency exchange                      0.6               (1.7)
  Other                                          1.6               (2.8)
                                             -------             -------
Income Before Taxes on Income                   92.0               91.6
Provision for Income Taxes                      32.8               32.8
Minority Interest                                2.2                3.0
                                             -------             -------
Net Income                                  $   57.0           $   55.8
                                             =======             =======
Basic Average Shares Outstanding               227.8              230.8
                                               =====             =====
Basic Earnings Per Share                       $0.25              $0.24
                                               =====              =====
Diluted Average Shares Outstanding             228.4              232.1
                                               =====              =====
Diluted Earnings Per Share                     $0.25              $0.24
                                               =====           =====
Cash Dividends Per Share:

  Class A                                    $0.0400            $0.0250
  Class B                                    $0.0360            $0.0225











The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)
                                                    Three Months Ended
                                                    __________________

                                                   January 1,  January 2,
                                                     2000         1999
                                                   _________   ___________
Cash Flows from Operating Activities:
  Net income                                        $  57.0      $  55.8
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation                                       63.0         64.9
    Amortization                                        8.5          8.6
    Foreign currency exchange                           0.6         (1.7)
    Minority interest                                   2.2          3.0
    Deferred income taxes                              (3.1)       (23.3)
    (Gain)loss on dispositions of assets                2.1         (0.9)
    Decrease in accounts receivable                    22.7         43.9
    (Increase)decrease in inventories                  19.1        (24.8)
    Increase(decrease) in trade accounts payable       (4.3)        54.4
    Net change in other current assets
       and liabilities                                 37.5         41.1
                                                      _____       ______
Cash Provided by Operating Activities                 205.3        221.0
Cash Flows from Investing Activities:
  Additions to property, plant and equipment          (49.0)      (107.8)
  Proceeds from sale of property, plant and equipment   0.9         19.1
  Net change in other assets and liabilities           (5.7)        (3.6)
                                                      _____       ______
Cash Used for Investing Activities                    (53.8)       (92.3)
Cash Flows from Financing Activities:
  Net change in notes payable                          (2.2)        34.9
  Proceeds from long-term debt                          -           14.2
  Repayments of long-term debt                        (78.7)      (160.8)
  Purchases of treasury shares                        (33.2)        (6.1)
  Other                                                (7.5)        (2.2)
                                                      _____       ______
Cash Used for Financing Activities                   (121.6)      (120.0)
Effect of Exchange Rate Change on Cash                 (1.2)        (1.6)
                                                      _____       ______
Increase in Cash and Cash Equivalents                  28.7          7.1
Cash and Cash Equivalents at Beginning of Period       30.3         46.5
                                                     ______       ______
Cash and Cash Equivalents at End of Period          $  59.0      $  53.6
                                                     ======       ======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                          $25.2        $29.9
    Income taxes                                       $0.9        $27.7




The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1:   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended October 2, 1999. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of January 1, 2000 and October 2, 1999 and the results of operations for the three months ended
January 1, 2000 and January 2, 1999 and cash flows for the three months ended January 1, 2000 and January 2, 1999. The results of operations and cash flows for the three months ended January 1, 2000 and January 2, 1999 are not necessarily indicative of the results to be expected for the full year.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("FAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. In May 1999, the FASB voted to delay the effective date of FAS No. 133 by one year. The Company will be required to adopt FAS No. 133 in the first quarter of fiscal year 2001. This statement establishes accounting and reporting standards which requires that all derivative instruments be recorded on the balance sheet at fair value. This statement also establishes "special accounting" for fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its financial position and results of operations.

The Notes to Consolidated Financial Statements for the fiscal year ended October 2, 1999, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the three months ended January 1, 2000, except as disclosed in these notes.

Note 2:   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended:


                                             Quarter Ended
                                   (In millions except per share amounts)

                                       January 1,        January 2,
                                         2000              1999
                                       ---------         ----------
Numerator:
   Net Income                             $57.0              $55.8
                                          =====              =====
Denominator:
   Denominator for basic
     earnings per share-
     weighted average shares              227.8              230.8

   Effect of dilutive securities:
     Employee stock options                 0.6                1.3
                                          -----              -----
   Denominator for diluted
      earnings per share-
      adjusted weighted average
      shares and assumed conversions      228.4              232.1
                                          =====              =====
Basic earnings per share                  $0.25              $0.24
                                          =====              =====
Diluted earnings per share                $0.25              $0.24
                                          =====              =====

The Company had approximately 3.5 million option shares outstanding at January 1, 2000, that were not included in the dilutive earnings per share calculation because they would have been antidilutive.


Note 3:   Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of the following:
                                                (In millions)
                                          January 1,       October 2,
                                            2000              1999
                                         ----------        ----------
     Finished and work-in-process        $  530.2           $549.2
     Live poultry                           296.7            290.8
     Hogs                                   58.4               -
     Hatchery eggs and feed                  66.9             67.4
     Supplies                                76.7             82.0
                                         _________          ______
     Total                               $1,028.9           $989.4
                                         =========          ======

Note 4:   Assets held for sale

On September 28, 1999, the Company signed a letter of intent to sell its wholly-owned subsidiary, The Pork Group, Inc. ("Pork Group") to Smithfield Foods, Inc. ("Smithfield"). As a result, the Pork Group's swine assets valued at approximately $70 million were included in assets held for sale at October 2, 1999. On December 6, 1999, the Company and Smithfield ceased negotiations for the sale of the Pork Group. Therefore, the swine assets at January 1, 2000, have been reclassified to inventory and net property, plant and equipment. At this time, the Company has not developed a formal alternative plan to actively market the Pork Group and/or its assets. The balance of assets held for sale at January 1, 2000, relates to facilities identified for closing under the Company's restructuring program which are expected to be disposed of within the next twelve months.

Note 5:   Segments

The Company is a fully integrated producer, processor and marketer of a variety of food products. The Company identifies segments based on the products offered and the nature of customers which results in four reported business segments: Food Service, Consumer Products, International and Swine. Food Service includes fresh, frozen and value-enhanced poultry products sold through foodservice and specialty distributors who deliver to restaurants, schools and other accounts. Consumer Products include fresh, frozen and value-enhanced poultry products sold through retail markets for at-home consumption and through wholesale club markets targeted to small foodservice operators, individuals and small businesses. International markets and sells the full line of Tyson chicken products throughout the world. Swine includes feeder pig finishing and marketing of swine to regional and national packers. The Company's seafood business, which was sold on July 17, 1999, is also listed as a business segment for fiscal 1999. The majority of revenue included in the Other category is derived from the Company's Specialty Products and Prepared Foods groups, the Company's wholly-owned subsidiaries involved in supplying poultry breeding stock and trading agricultural goods worldwide, as well as the Company's turkey and egg products facilities which were sold on December 31, 1998. Sales between reportable segments are recorded at cost. Total assets for each segment at January 1, 2000 approximate those at October 2, 1999.

Net Sales by operating segment were as follows:  (in millions)


                                              Three Months Ended
                                            January 1,    January 2,
                                               2000          1999
                                            ----------    ----------

Food Service                               $  824.8       $  824.9
Consumer Products                             537.7          521.4
International                                 187.6          151.0
Swine                                          32.1           21.6
Seafood                                         -             60.7
Other                                         196.5          245.1
                                           ________       ________

Total Net Sales                            $1,778.7       $1,824.7
                                           ========       ========

The Company measures segment profit as gross profit less selling expenses. Segment profit and a reconciliation to income before taxes on income and minority interest are as follows: (in millions)


                                                   Three Months Ended
                                                January 1,     January 2,
                                                   2000           1999
                                                ----------     ----------

Food Service                                     $ 69.6         $ 95.6
Consumer Products                                  53.1           60.1
International                                      24.3            5.9
Swine                                              (1.0)         (21.9)
Seafood                                              -             3.8
Other                                              21.1           16.1
                                                  ______        ______

Total Gross Profit less Selling Expense           167.1          159.6

Other Operating Expenses                           44.2           41.2

Other Expense (Income)                             30.9           26.8
                                                  _____          _____
Income Before Taxes on Income
    and Minority Interest                        $ 92.0         $ 91.6
                                                 ======         ======

Note 6:   Comprehensive Income

The only difference between total comprehensive income and net income reported on the Consolidated Condensed Statements of Income arises from foreign currency translation adjustment. The Company's total comprehensive income for the three months ended January 1, 2000 and January 2, 1999 was $54.7 million and $56.8 million, respectively.


Note 7:   Subsequent Event

On January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe") filed for reorganization in Delaware under Chapter 11 of the federal Bankruptcy Code. AmeriServe is the nation's largest supplier to restaurants. Currently, the Company has approximately $25 million in trade credit extended to AmeriServe, with approximately $3.9 million resulting from sales prior to January 1, 2000. At January 1, 2000, the Company had approximately $21.9 million in trade credit extended to AmeriServe, of which approximately $18 million has been collected to date. Management believes the allowance for doubtful accounts reserve at January 1, 2000 is sufficient to cover the remaining $3.9 million uncollected receivable balance at January 1, 2000. The Company is evaluating the impact of this event on results of operations and financial condition and cannot estimate at the date of this filing if a partial amount or any of the $25 million receivable will be collected.

Subsequent to quarter end, weather related conditions have temporarily shut down 403 of the Company's 19,185 independent contract grower breeder and broiler houses. The Company estimates total losses, not including the cost of lost production (which can not currently be determined), of approximately $4.5 million due to this weather related incident.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

For the three months ended January 1, 2000, net cash totaling $205.3 million was provided by operating activities. Operations provided $130.3 million in cash and $75 million was provided by net changes in receivables, inventories, payables and other items. The Company used cash from operations to fund $49 million of property, plant and equipment additions, to pay down total debt by $78.7 million and to repurchase $33.2 million of the Company's Class A common stock in the open market. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.

On January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe") filed for reorganization in Delaware under Chapter 11 of the federal Bankruptcy Code. AmeriServe is the nation's largest supplier to restaurants. Currently, the Company has approximately $25 million in trade credit extended to AmeriServe, with approximately $3.9 million resulting from sales prior to January 1, 2000. At January 1, 2000, the Company had approximately $21.9 million in trade credit extended to AmeriServe, of which approximately $18 million has been collected to date. Management believes the allowance for doubtful accounts reserve at January 1, 2000 is sufficient to cover the remaining $3.9 million uncollected receivable balance at January 1, 2000. The Company is evaluating the impact of this event on results of operations and financial condition and cannot estimate at the date of this filing if a partial amount or any of the $25 million receivable will be collected.

At January 1, 2000, working capital was $632.6 million compared to $739.9 million at 1999 fiscal year-end, a decrease of $107.3 million. The current ratio at January 1, 2000 was 1.6 to 1 compared to 1.7 to 1 at October 2, 1999. Working capital has decreased since year-end primarily due to a decrease in other current assets and an increase in the current portion of long-term debt. The decrease in other current assets is due to the timing of certain prepaid assets. The increase in current portion of long-term debt relates to the timing of debt payments. Total debt, including current portion of long-term debt, has decreased since fiscal year end. At January 1, 2000, total debt was 44.6% of total capitalization compared to 45.9% at October 2, 1999. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available.

The Company has an unsecured revolving credit agreement totaling $1 billion which supports the Company's commercial paper program. This $1 billion facility expires in May 2002. At January 1, 2000, $230.5 million in commercial paper was outstanding under this $1 billion facility. Additional outstanding long-term debt at January 1, 2000 consisted of $830.0 million of public debt, $107.3 million of institutional notes, $150.2 million in leveraged equipment loans and $69.4 million of other indebtedness. The Company may use funds borrowed under its revolving credit facilities, commercial paper program or through the issuance of additional debt securities from time to time in the future to finance acquisitions as opportunities may arise, to refinance other indebtedness or capital leases of the Company and for other general corporate purposes.

RESULTS OF OPERATIONS

Sales for the first quarter of fiscal 2000 decreased 2.5% from the same period of fiscal 1999. This decrease is mainly due to the sale of the seafood group on July 17, 1999 and other divested businesses which were a part of Hudson Foods, Inc. ("Hudson"). Comparable sales for the quarter increased 4.1% on a volume increase of 5.2% compared to the same period last year. The oversupply of chicken in the market has negatively impacted sales prices. The Company has initiated a 3% reduction in future production in an attempt to reduce some of the oversupply of chicken. Additionally, subsequent to quarter end, weather related conditions have temporarily shut down 403 of the Company's 19,185 independent contract grower breeder and broiler houses. The Company estimates total losses, not including the cost of lost production (which can not currently be determined), of approximately $4.5 million due to this weather related incident.

Food Service first quarter sales were comparable to the same period last year, with a 3.5% increase in volume offset by a 3.4% decrease in average sales prices. Segment profit for Food Service, defined as gross profit less selling expenses, decreased $26 million from the same period last year due primarily to lower market prices resulting from an oversupply of chicken.

Consumer Products first quarter sales increased 3.1% over the same period last year, with a 0.7% increase in volume and a 2.5% increase in average sales prices. Consumer Products segment profit decreased $7 million from the same period last year, as product mix improvements were offset by low market prices.

International first quarter sales increased 24.2% over the same period last year, with a 23.1% increase in volume and a 1% increase in average sales prices. International segment profit increased $18.4 million over the same period last year due to the increase in volume as well as a shift in the product sales mix toward value added products.

Swine first quarter sales increased 48.6% over the same period last year, with a 75.7% increase in average sales prices offset somewhat by a 15.5% decrease in volume. Swine segment loss improved $20.9 million over the same period last year due to the increase in average sales prices.

Other first quarter sales decreased 19.8% from the same period last year mostly due to the sale of certain non-core businesses at the end of the first quarter of fiscal year 1999. Other segment profit increased $5 million over the same period last year.

Cost of goods sold decreased 3.5% for the first quarter of fiscal 2000 as compared to the same period last year. This decrease is mainly the result of the decrease in sales. As a percent of sales, cost of sales was 82.4% for the first quarter of fiscal 2000 compared to 83.3% for the same period last year.

Operating expenses increased 1.8% for the first quarter of fiscal 2000 over the same period last year. Selling expense, as a percent of sales, was 8.2% for the first quarter of fiscal 2000 and 8.0% for the first quarter of fiscal 1999. Total selling expense dollars were comparable to the same period last year. General and administrative expense, as a percent of sales, was 2.0% in the first quarter of fiscal 2000 and 1.8% in the first quarter of fiscal 1999. The increase in general and administrative expenses is mostly due to professional fees related to litigation costs. Amortization expense, as a percent of sales, was 0.5% in the first quarter of fiscal 2000 and fiscal 1999.

Interest expense decreased 8.3% for the first quarter of fiscal 2000 compared to the same period last year primarily as a result of an 11.8%
decrease in the Company's average indebtedness over the same period last year. Although short-term rates were slightly higher than last year, the overall weighted average borrowing rate decreased to 6.7% compared to 6.8% primarily as a result of paying off more expensive long-term debt.

The effective income tax rate for the first quarter of fiscal 2000 was 35.7% compared to 35.8% for the same period last year. The Company's foreign subsidiary earnings are taxed at the applicable foreign rate.

IMPACT OF YEAR 2000

The Company has completed its Year 2000 Project as scheduled. As of February 15, 2000, the Company's products, computing, and communications infrastructure systems have operated without Year 2000 related problems and appear to be Year 2000 ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Year 2000 related problems.

The Company believes all its critical systems are Year 2000 ready. However, there is no guarantee that the Company has discovered all possible failure points including all systems, non-ready third parties whose systems and operations impact the Company, and other uncertainties.

Because many of the systems were already compliant, did not require significant modifications to make them compliant, or were replaced for other business reasons, the costs incurred specifically to address Year 2000 readiness are not material to the Company. Since 1996, the expenses that resulted from Year 2000 readiness activities have been absorbed through the annual Management Information Systems operational budget and funded from internally generated funds. These costs can be primarily described as personnel costs and have increased each year since 1996 because of increased activity from testing. The costs incurred since 1996 are approximately $1.5 million. No projects under consideration by the Company have been deferred because of Year 2000 efforts. In certain instances, software was purchased to provide new functionality for the Company replacing software that was not compliant. An example of this is the implementation of new accounting software from SAP that the Company installed at the beginning of fiscal year 1999. These purchases were not predicated by the Year 2000 issue; however, the result is that the new systems are compliant and non-compliant systems were ultimately retired.

FUTURE ACCOUNTING REQUIREMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("FAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. In May 1999, the FASB voted to delay the effective date of FAS No. 133 by one year. The Company will be required to adopt FAS No. 133 in the first quarter of fiscal year 2001. This statement establishes accounting and reporting standards which requires that all derivative instruments be recorded on the balance sheet at fair value. This statement also establishes "special accounting" for fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its financial position and results of operations.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following:
(i) fluctuations in the cost and availability of raw materials, such as feed grain costs in relation to historical levels; (ii) changes in the availability and relative costs of labor and contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins, all of which may impact the Company's pricing power; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety laws; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (x) the effect of, or changes in, general economic conditions.


Item 3.  Quantitative and Qualitative Disclosure About Market Risks

There have been no significant changes in market risk or market risk factors since the 1999 annual report to shareholders.

                        PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

On June 22, 1999, eleven current and/or former employees of the Company filed the case of "M.H. Fox, et al. v. Tyson Foods, Inc." in the United States District Court for the Northern District of Alabama (Fox v. Tyson) claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit generally alleges that (i) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (ii) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company. At filing 159 current and/or former employees consented to join the lawsuit and, to date, approximately 4,500 consents have been filed with the court. Discovery in this case is in initial stages. A hearing is set for March 6, 2000 to consider the plaintiff's request for collective action certification and court-supervised notice. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case. However, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

Substantially similar suits have been filed against three other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v. Tyson and the other lawsuits.

On February 9, 2000 the U.S. Department of Labor (DOL) began a nationwide audit of wage and hour practices in the poultry industry. The DOL began this audit at 17 poultry plants, five of which are Company owned facilities, and expects to audit 51 poultry plants in total. The DOL audit is examining pay practices relating to both processing plant and catching crew employees and includes practices which are the subject of Fox v. Tyson discussed above.

On February 20, 1998, the Company and others were named as defendants in a putative class action suit brought on behalf of all individuals who sold beef cattle to beef packers for processing between certain dates in 1993 and 1998. This action, captioned "Wayne Newton, et al. v. Tyson Foods, Inc., et al.", U.S. District Court, Northern District of Iowa, Civil Action No. 98-30, asserts claims under the Racketeer Influenced and Corrupt Organizations statute as well as a common-law claim for intentional interference with prospective economic advantage. Plaintiffs allege that the gratuities which were the subject of a prior plea agreement by the Company resulted in a competitive advantage for poultry products vis-a-vis beef products. Plaintiffs' request trebled damages in excess of $3 billion, plus attorney's fees and costs. The U.S. District Court for the Northern District of Iowa granted the Company's Motion to Dismiss on March 26, 1999, holding that plaintiffs lacked standing to sue. Plaintiffs timely appealed to the U.S. Court of Appeals for the Eighth circuit. The Company is vigorously contesting the case. Briefing of the appeal was completed in August 1999, oral argument was completed in January 2000 and the Company is currently awaiting the ruling of the Court of Appeals. Based on the current status of the matter, the Company does not believe any significant exposure exists.

On January 20, 2000, McCarty Farms, Inc. (McCarty), a former subsidiary of the Company which has been merged into the Company, was indicted in the United States District Court for the Southern District of Mississippi, Jackson Division, for conspiracy to violate the federal Clean Water Act. The alleged conspiracy arises out of McCarty's partial ownership of Central Industries, Inc. (Central), which operates a rendering plant in Forest, Mississippi. Also indicted were Central, the other shareholders of Central and a former chairman of Central. In addition to the conspiracy count, the indictment alleges (although not with respect to McCarty) (i) knowing violations of Central's wastewater discharge permit, (ii) negligent discharge of pollutants and (iii) knowing violations of Central's permitted wastewater volumes. All allegations arose from the operation of Central's rendering plant during the summer of 1995, prior to the Company's purchase of McCarty in September of 1995. Neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.


Item 2.    Changes in Securities and Use of Proceeds

           Not Applicable


Item 3.    Defaults Upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

The following directors were elected at the annual meeting of shareholders held January 14, 2000:

DIRECTORS                      VOTES FOR           VOTES WITHHELD
_________                      _________           ______________

Wayne Britt                   1,126,827,308            2,549,572
Neely Cassady                 1,126,862,994            2,560,255
Lloyd V. Hackley              1,126,876,477            2,546,772
Gerald M. Johnston            1,126,851,869            2,571,380
Jim Kever                     1,126,754,541            2,668,708
Shelby Massey                 1,126,869,974            2,553,275
Joe F. Starr                  1,126,834,574            2,588,675
Leland Tollett                1,126,871,539            2,551,710
Barbara Tyson                 1,126,825,833            2,597,416
Don Tyson                     1,126,836.894            2,586,355
John Tyson                    1,126,827,308            2,595,941
Fred S. Vorsanger             1,126,859,787            2,563,462
Donald E. Wray                1,126,855,765            2,567,484

A shareholder proposal to recapitalize the Company's equity structure to result in one share, one vote for all outstanding stock failed by a vote of 54,729,451 votes for the proposal, 1,052,383,619 votes against the proposal and 21,814,369 non-votes.

No other items were voted on at the annual meeting of shareholders or during the quarter ended January 1, 2000.


Item 5.    Other Information


Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

On December 15, 1999, the Company filed a current report on Form 8-K related to the termination of negotiations on the sale of the Pork Group with Smithfield Foods, Inc.

On February 7, 2000, the Company filed a current report on Form 8-K related to the bankruptcy filing of the Company's customer, AmeriServe Food Distribution, Inc.

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

3.2  Second Amended and Restated Bylaws of the Company           19-31


27   Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TYSON FOODS, INC.

Date: February 15, 2000            /s/ Steven Hankins
      -----------------            ----------------------------
                                   Steven Hankins
                                   Executive Vice President and
                                     Chief Financial Officer


Date: February 15, 2000            /s/ James G. Ennis
      -----------------            ----------------------------
                                   James G. Ennis
                                    Vice President, Controller and
                                     Chief Accounting Officer