Form 10-Q
period 2000-04-01
TYSON FOODS INC
filed 2000-05-09
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 1, 2000

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

          Yes   X         No
               ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding April 1, 2000
------------------------------------         -------------------------
Class A Common Stock, $.10 Par Value            122,812,876 Shares
Class B Common Stock, $.10 Par Value            102,645,423 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          April 1, 2000 and October 2, 1999                              3

          Consolidated Condensed Statements of Income
          for the Three Months and Six Months Ended
          April 1, 2000 and April 3, 1999                                4

          Consolidated Condensed Statements of Cash Flows
          for the Six Months Ended
          April 1, 2000 and April 3, 1999                                5

          Notes to Consolidated Condensed Financial Statements         6-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    10-14

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risks                                              14

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                         15

     Item 2.  Changes in Securities and Use of Proceeds                 16

     Item 3.  Defaults Upon Senior Securities                           16

     Item 4.  Submission of Matters to a Vote of Security Holders       16

     Item 5.  Other Information                                         16

     Item 6.  Exhibits and Reports on Form 8-K                          16

     EXHIBIT INDEX                                                      17

     SIGNATURES                                                         18

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  (In millions except per share amounts)
                                               (Unaudited)
                                                 April 1,     October 2,
                                                   2000         1999
ASSETS                                           ________     _________
Current Assets:
  Cash and cash equivalents                      $   31.3     $   30.3
  Accounts receivable, net of allowance
      for doubtful accounts                         506.2        602.5
  Inventories                                     1,045.7        989.4
  Assets held for sale                                2.4         74.5
  Other current assets                               13.1         30.2
                                                  _______      _______
Total Current Assets                              1,598.7      1,726.9
Net Property, Plant, and Equipment                2,161.9      2,184.5
Excess of Investments over Net Assets Acquired      947.4        962.5
Investments and Other Assets                        208.8        208.8
                                                 ________     ________
Total Assets                                     $4,916.8     $5,082.7
                                                 ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                  $   22.0     $   65.9
  Current portion of long-term debt                 122.4        222.7
  Trade accounts payable                            309.5        351.9
  Other accrued liabilities                         346.7        346.5
                                                  _______      _______
Total Current Liabilities                           800.6        987.0
Long-Term Debt                                    1,525.9      1,515.2
Deferred Income Taxes                               379.6        398.0
Other Liabilities                                    58.2         54.5
Shareholders' Equity:
  Common stock ($.10 par value):
   Class A-Authorized 900 million shares;
     issued 137.9 million shares at
     4-1-00 and 10-2-99                              13.8         13.8
   Class B-Authorized 900 million shares;
     issued 102.7 million shares at
     4-1-00 and 10-2-99                              10.3         10.3
  Capital in excess of par value                    739.9        740.0
  Retained earnings                               1,674.3      1,599.0
  Other accumulated comprehensive income(loss)       (3.2)        (1.5)
                                                  _______      _______
                                                  2,435.1      2,361.6
  Less treasury stock, at cost-
    15.1 million shares at 4-1-00 and
    12.0 million shares at 10-2-99                  281.3        232.0
  Less unamortized deferred compensation              1.3          1.6
                                                 ________     ________
Total Shareholders' Equity                        2,152.5      2,128.0
                                                 ________     ________
Total Liabilities and Shareholders' Equity       $4,916.8     $5,082.7
                                                 ========     ========
The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                (Unaudited)

                                 Three Months Ended      Six Months Ended
                                 __________________      ________________

                                 April 1,   April 3,    April 1,  April 3,
                                   2000       1999        2000      1999
                                 ________   ________    _______   ________

Sales                           $1,790.8    $1,841.3   $3,569.5   $3,666.0
Cost of Sales                    1,493.5     1,519.1    2,959.1    3,038.5
                                 -------     -------    -------    -------
Gross Profit                       297.3       322.2      610.4      627.5
Expenses:
  Selling                          140.9       146.0      286.9      291.7
  General and administrative        56.5        33.1       92.2       65.7
  Amortization                       8.6         8.9       17.1       17.5
                                  -------    -------    -------    -------
Operating Income                    91.3       134.2      214.2      252.6
Other Expense (Income):
  Interest                          29.8        31.9       58.5       63.2
  Foreign currency exchange         (0.8)       (2.3)      (0.2)      (4.0)
  Other                              1.1         0.1        2.7       (2.7)
                                  -------    -------    -------    -------
Income Before Taxes on Income       61.2       104.5      153.2      196.1
Provision for Income Taxes          21.8        37.0       54.6       69.8
Minority Interest                    3.7         2.9        5.9        5.9
                                  -------    -------    -------    -------
Net Income                      $   35.7    $   64.6   $   92.7   $  120.4
                                  =======    =======    =======    =======
Basic Average Shares Outstanding    225.7      230.5      226.8      230.6
                                    =====      =====      =====      =====
Basic Earnings Per Share            $0.16      $0.28      $0.41      $0.52
                                    =====      =====      =====      =====
Diluted Average Shares Outstanding  225.7      231.6      227.0      231.9
                                    =====      =====      =====      =====
Diluted Earnings Per Share          $0.16      $0.28      $0.41      $0.52
                                    =====      =====      =====      =====
Cash Dividends Per Share:

  Class A                         $0.0400    $0.0250    $0.0800    $0.0500
  Class B                         $0.0360    $0.0225    $0.0720    $0.0450











The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)
                                                      Six Months Ended
                                                      ________________

                                                    April 1,     April 3,
                                                      2000         1999
                                                    _______      ________
Cash Flows from Operating Activities:
  Net income                                        $  92.7      $ 120.4
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation                                      126.7        126.0
    Amortization                                       17.1         17.5
    Foreign currency exchange                          (0.2)        (4.0)
    Minority Interest                                   5.9          5.9
    Deferred income taxes                             (18.4)       (71.9)
    Gain on dispositions of assets                     3.0
    Decrease in accounts receivable, net               96.3         10.7
    Decrease(Increase) in inventories                   1.2        (71.4)
    (Decrease)Increase in trade accounts payable      (42.4)        46.7
    Net change in other current assets
       and liabilities                                 17.0        110.7
                                                      _____       ______
Cash Provided by Operating Activities                 298.9        290.6
Cash Flows from Investing Activities:
  Additions to property, plant and equipment          (94.3)      (179.2)
  Proceeds from sale of property, plant and equipment   1.7         54.6
  Net change in other assets and liabilities           (4.1)       (23.3)
                                                      _____       ______
Cash Used for Investing Activities                    (96.7)      (147.9)
Cash Flows from Financing Activities:
  Net change in notes payable                         (43.9)       (17.1)
  Additions to long-term debt                          82.9         73.5
  Repayments of long-term debt                       (172.2)      (169.8)
  Purchases of treasury shares                        (50.5)       (14.1)
  Other                                               (16.4)        (6.3)
                                                      _____       ______
Cash Used for Financing Activities                   (200.1)      (133.8)
Effect of Exchange Rate Change on Cash                 (1.1)        (7.3)
                                                      _____       ______
Increase in Cash and Cash Equivalents                   1.0          1.6
Cash and Cash Equivalents at Beginning of Period       30.3         46.5
                                                     ______       ______
Cash and Cash Equivalents at End of Period          $  31.3      $  48.1
                                                     ======       ======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                          $55.1        $64.5
    Income taxes                                      $47.0        $60.5




The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1:   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended October 2, 1999. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of April 1, 2000 and October 2, 1999 and the results of operations for the three months and six months ended April 1, 2000 and April 3, 1999 and cash flows for the six months ended April 1, 2000 and April 3, 1999. The results of operations for the three months and six months ended and cash flows for the six months ended April 1, 2000 and April 3, 1999 are not necessarily indicative of the results to be expected for the full year.

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

The Notes to Consolidated Financial Statements for the fiscal year ended October 2, 1999, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the six months ended April 1, 2000, except as disclosed in these notes.

Note 2:   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended:


                                    (In millions except per share amounts)
                                    Three Months Ended   Six Months Ended

                                     April 1, April 3,  April 1,   April 3,
                                       2000     1999      2000      1999
                                     -------  --------  -------    --------
Numerator:   Net Income               $35.7     $64.6     $92.7     $120.4
                                      =====     =====     =====     ======
Denominator:
   Denominator for basic
     earnings per share-
     weighted average shares          225.7     230.5     226.8      230.6

   Effect of dilutive securities:
     Employee stock options              -        1.1       0.2        1.3
                                      -----     -----     -----      -----
   Denominator for diluted
      earnings per share-
      adjusted weighted average
      shares and assumed conversions  225.7     231.6     227.0      231.9
                                      =====     =====     =====      =====
Basic earnings per share              $0.16     $0.28     $0.41      $0.52
                                      =====     =====     =====      =====
Diluted earnings per share            $0.16     $0.28     $0.41      $0.52
                                      =====     =====     =====      =====


The Company had approximately 11.6 million option shares outstanding at April 1, 2000, that were not included in the dilutive earnings per share calculation because they would have been antidilutive.


Note 3:   Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of the following:
                                                (In millions)
                                          April 1,       October 2,
                                            2000            1999
                                         ---------       ----------
     Finished and work-in-process        $  535.0           $549.2
     Live poultry and hogs                  359.0            290.8
     Hatchery eggs and feed                  75.4             67.4
     Supplies                                76.3             82.0
                                         ________           ______
     Total                               $1,045.7           $989.4
                                         ========           ======

Note 4:   Assets held for sale

On September 28, 1999, the Company signed a letter of intent to sell its wholly-owned subsidiary, The Pork Group, Inc. ("Pork Group") to Smithfield Foods, Inc. ("Smithfield"). As a result, the Pork Group's swine assets valued at approximately $70 million were included in assets held for sale at October 2, 1999. On December 6, 1999, the Company and Smithfield ceased negotiations for the sale of the Pork Group. Therefore, the swine assets at April 1, 2000, have been reclassified to inventory and net property, plant and equipment. The Company has no plan to actively market the Pork Group and/or its assets at this time. The balance of assets held for sale at April 1, 2000, relates to facilities identified for closing under the Company's restructuring program which are expected to be disposed of within the next twelve months.


Note 5:   Segments

The Company is a fully integrated producer, processor and marketer of a variety of food products. The Company identifies segments based on the products offered and the nature of customers which results in four reported business segments: Food Service, Consumer Products, International and Swine. Food Service includes fresh, frozen and value-enhanced poultry products sold through foodservice and specialty distributors who deliver to restaurants, schools and other accounts. Consumer Products include fresh, frozen and value-enhanced poultry products sold through retail markets for at-home consumption and through wholesale club markets targeted to small foodservice operators, individuals and small businesses. International markets and sells the full line of Tyson chicken products throughout the world. Swine includes feeder pig finishing and marketing of swine to regional and national packers. The Company's seafood business, which was sold on July 17, 1999, is also listed as a business segment for fiscal 1999. The majority of revenue included in the Other category is derived from the Company's Specialty Products and Prepared Foods groups, the Company's wholly-owned subsidiaries involved in supplying poultry breeding stock and trading agricultural goods worldwide, as well as the Company's turkey and egg products facilities which were sold on December 31, 1998. Sales between reportable segments are recorded at cost. Total assets for each segment at April 1, 2000 approximate those at October 2, 1999.

Net Sales by operating segment were as follows:  (in millions)

                              Three Months Ended        Six Months Ended
                             April 1,     April 3,     April 1,    April 3,
                               2000         1999         2000        1999
                             _______      _______      _______     _______

Food Service                $  813.1     $  813.1     $1,637.9     $1,638.0
Consumer Products              562.7        577.1      1,100.4      1,098.5
International                  171.1        167.1        358.7        318.1
Swine                           38.3         24.7         70.4         46.3
Seafood                           -          77.4           -         138.1
Other                          205.6        181.9        402.1        427.0
                            ________     ________      _______      _______

Total Net Sales             $1,790.8     $1,841.3     $3,569.5     $3,666.0
                            ========     ========     ========     ========

The Company measures segment profit as gross profit less selling expenses. Segment profit and a reconciliation to income before taxes on income and minority interest are as follows: (in millions)


                               Three Months Ended        Six Months Ended
                              April 1,     April 3,    April 1,    April 3,
                                2000         1999        2000        1999
                              _______      _______     _______     _______

Food Service                  $ 49.9       $ 68.6       $119.5      $164.2
Consumer Products               39.3         65.0         92.4       125.1
International                   19.8         12.4         44.1        18.3
Swine                            6.5        (12.9)         5.5       (34.8)
Seafood                           -          14.9           -         18.7
Other                           40.9         28.2         62.0        44.3
                               _____        _____        _____       _____

Total Gross Profit
  less Selling Expense        $156.4       $176.2       $323.5      $335.8

Other Operating Expenses        65.1         42.0        109.3        83.2

Other Expense (Income)          30.1         29.7         61.0        56.5
                               _____        _____        _____       _____
Income Before Taxes on Income
    and Minority Interest     $ 61.2       $104.5       $153.2      $196.1
                              ======       ======       ======      ======


Note 6:   Comprehensive Income

The only difference between total comprehensive income and net income reported on the Consolidated Condensed Statements of Income arises from foreign currency translation adjustment. The Company's total comprehensive income for the three months ended April 1, 2000 and April 3, 1999 was $36.3 million and $62.8 million, respectively. The Company's total comprehensive income for the six months ended April 1, 2000 and April 3, 1999 was $91.0 million and $119.6 million, respectively.


Note 7:   Bad Debt Reserve

On January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe"), a significant distributor of products to fast food and casual dining restaurant chains, filed for reorganization in Delaware under Chapter 11 of the federal Bankruptcy Code. Tyson is a major supplier to several AmeriServe customers. All current sales to these customers are either direct billed or made through another distributor. The Company recorded a $24.2 million bad debt reserve in the second quarter of fiscal 2000, to fully reserve the AmeriServe receivable. At April 1, 2000 and October 2, 1999, allowance for doubtful accounts was $50.2 million and $21.8 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

For the six months ended April 1, 2000 net cash totaling $298.9 million was provided by operating activities. Operations provided $226.8 million in cash and $72.1 million was provided by net changes in receivables, inventories, payables and other items. The Company used cash from operations to fund $94.3 million of property, plant and equipment additions, to pay down debt by $133.2 million and to repurchase $50.5 million of the Company's Class A common stock in the open market. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.

At April 1, 2000, working capital was $798.1 million compared to $739.9 million at 1999 fiscal year-end, an increase of $58.2 million. The current ratio at April 1, 2000 was 2 to 1 compared to 1.7 to 1 at October 2, 1999. Working capital has increased since year-end primarily due to decreases in notes payable, current portion of long-term debt and trade payables. Net accounts receivable has decreased since year-end mainly due to the AmeriServe Food Distribution, Inc. ("AmeriServe") reserve and improved collections. Total debt, including current portion of long-term debt, has decreased 7.4% since year end. At April 1, 2000, total debt was 43.7% of total capitalization compared to 45.9% at October 2, 1999. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available.

The Company has an unsecured revolving credit agreement totaling $1 billion which supports the Company's commercial paper program. This $1 billion facility expires in May 2002. At April 1, 2000, $373.5 million in commercial paper was outstanding under this $1 billion facility. Additional outstanding long-term debt at April 1, 2000 consisted of $830.5 million of public debt, $107.3 million of institutional notes, $146.2 million in leveraged equipment loans and $68.4 million of other indebtedness. The Company may use funds borrowed under its revolving credit facilities, commercial paper program or through the issuance of additional debt securities from time to time in the future to finance acquisitions as opportunities may arise, to refinance other indebtedness or capital leases of the Company and for other general corporate purposes.


RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 2000 decreased 2.7% from the same period of fiscal 1999. This decrease is mainly due to the sale of the seafood group on July 17, 1999. Comparable sales for the quarter increased 1.5% on a volume decrease of 0.7% compared to the same period last year. Second quarter operating results were negatively impacted by increased reserves resulting from the bankruptcy filing by AmeriServe and a weak domestic market for poultry. The Company initiated a 3% production cut in an attempt to reduce some of the oversupply of chicken.

Food Service second quarter sales were comparable to the same period last year, with a 2.1% increase in volume offset by a 2.1% decrease in average sales prices. Segment profit for Food Service, defined as gross profit less selling expenses, decreased $18.7 million from the same period last year due primarily to low market prices from an oversupply of chicken and product mix changes.

Consumer Products second quarter sales decreased 2.5% over the same period last year, with a 2.7% decrease in volume and a 0.2% increase in average sales prices. Consumer Products segment profit decreased $25.7 million from the same period last year due primarily to lower market prices from an oversupply of chicken, which more than offset the improved product mix .

International second quarter sales increased 2.4% over the same period last year, with a 15.9% increase in average sales prices mostly offset by an 11.6% decrease in volume. International segment profit increased $7.4 million over the same period last year as price improvements for leg quarters and continued improvements by Tyson de Mexico more than offset the decreased volume that resulted from last year's aggressive inventory reductions.

Swine second quarter sales increased 55.1% over the same period last year, with a 57.4% increase in average sales prices offset slightly by a 1.6% decrease in volume. Swine segment profit improved $19.4 million over the same period last year due to the increase in average sales prices.

Other second quarter sales increased 13% from the same period last year mostly due to the prepared foods group and the poultry breeding stock group. Other segment profit increased $12.7 million over the same period last year mostly due to the sales increase in prepared foods and the poultry breeding stock group.

Cost of goods sold decreased 1.7% for the second quarter of fiscal 2000 as compared to the same period last year. This decrease is mainly the result of the decrease in sales. As a percent of sales, cost of sales was 83.4% for the second quarter of fiscal 2000 compared to 82.5% for the same period last year. Cost of goods sold was impacted by the depressed poultry market and the increased costs associated with the Company's production cut.

Operating expenses increased 9.6% for the second quarter of fiscal 2000 over the same period last year. Selling expense, as a percent of sales, was 7.9% for the second quarter of fiscal 2000 and fiscal 1999. General and administrative expense, as a percent of sales, was 3.2% for the second quarter of fiscal 2000 and 1.8% in the second quarter of fiscal 1999. The increase in general and administrative expenses is primarily due to $24.2 million ($0.07 per share) in bad debt reserve recorded in the second quarter of fiscal 2000 resulting from the bankruptcy filing by AmeriServe. Amortization expense, as a percent of sales, was 0.5% in the second quarter of fiscal 2000 and fiscal 1999.

Interest expense decreased 6.6% for the second quarter of fiscal 2000 compared to the same period last year primarily as a result of an 14.7%
decrease in the Company's average indebtedness over the same period last year. Although short-term rates were slightly higher than last year, the overall weighted average borrowing rate remained comparable at 6.9%, primarily as a result of paying off more expensive long-term debt.

The  effective  income tax rate for the second quarter of fiscal  2000  was

35.6% compared to 35.4% for the same period last year. The Company's foreign subsidiary earnings are taxed at the applicable foreign rate.

Sales for the first six months of fiscal 2000 decreased 2.6% from the same period of fiscal 1999. This decrease is mainly due to the sale of the seafood group on July 17, 1999 and other divested non-core businesses. Comparable sales for the first six months increased 2.8% on a volume increase of 2.2% compared to the same period last year.

Food Service first six months sales were comparable to the same period last year, with a 2.8% increase in volume offset by a 2.7% decrease in average sales prices. Segment profit for Food Service, defined as gross profit less selling expenses, decreased $44.7 million from the same period last year due primarily to low market prices from an oversupply of chicken and product mix changes.

Consumer Products first six months sales were comparable to the same period last year, with a 1.1% decrease in volume offset by a 1.3% increase in average sales prices. Consumer Products segment profit decreased $32.7 million from the same period last year due primarily to lower market prices from an oversupply of chicken, which more than offset the improved product mix.

International first six months sales increased 12.8% over the same period last year, with a 3.9% increase in volume and an 8.5% increase in average sales prices. International segment profit increased $25.8 million over the same period last year due to price improvements on leg quarters, volume increases that resulted from inventory reductions in the first quarter, a shift in the product sales mix toward value added products and continued improvements by Tyson de Mexico.

Swine first six months sales increased 52.1% over the same period last year, with a 67.3% increase in average sales prices offset somewhat by a 9.2% decrease in volume. Swine segment profit improved $40.3 million over the same period last year due to the increase in average sales prices.

Other first six months sales decreased 5.8% from the same period last year mostly due to non-core businesses sold during fiscal 1999. Other segment profit increased $17.7 million over the same period last year mostly due to prepared foods and the poultry breeding stock groups.

Cost of goods sold decreased 2.6% for the first six months of fiscal 2000 as compared to the same period last year. This decrease is mainly the result of the decrease in sales. As a percent of sales, cost of sales was 82.9% for the first six months of fiscal 2000 and fiscal 1999. Cost of goods sold was impacted by the depressed poultry market and increased costs associated with the Company's production cut.

Operating expenses increased 5.7% for the first six months of fiscal 2000 over the same period last year. Selling expense, as a percent of sales, was 8% for the first six months of fiscal 2000 and fiscal 1999. General and administrative expense, as a percent of sales, was 2.6% for the first six months of fiscal 2000 and 1.8% for the first six months of fiscal 1999. The increase in general and administrative expenses is primarily due to $24.2 million ($0.07 per share) in bad debt reserve recorded in the second quarter of fiscal 2000 resulting from the bankruptcy filing by AmeriServe . Amortization expense, as a percent of sales, was 0.5% in the first six months of fiscal 2000 and fiscal 1999.

Interest expense decreased 7.4% for the first six months of fiscal 2000 compared to the same period last year primarily as a result of an 14.8%
decrease in the Company's average indebtedness over the same period last year. Although the weighted average effective rate increased to 6.8% compared to 6.7%, interest expense decreased primarily as a result of paying off more expensive long-term debt.

The effective income tax rate for the first six months of fiscal 2000 and fiscal 1999 was 35.6%.

IMPACT OF YEAR 2000

The Company has completed its Year 2000 Project as scheduled. As of May 8, 2000, the Company's products, computing, and communications infrastructure systems have operated without Year 2000 related problems and appear to be Year 2000 ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Year 2000 related problems.

The Company believes all its critical systems are Year 2000 ready. However, there is no guarantee that the Company has discovered all possible failure points including all systems, non-ready third parties whose systems and operations impact the Company, and other uncertainties.

Because many of the systems were already compliant, did not require significant modifications to make them compliant, or were replaced for other business reasons, the costs incurred specifically to address Year 2000 readiness are not material to the Company. Since 1996, the expenses that resulted from Year 2000 readiness activities have been absorbed through the annual Management Information Systems operational budget and funded from internally generated funds. These costs can be primarily described as personnel costs and have increased each year since 1996 because of increased activity from testing. The costs incurred since 1996 are approximately $1.5 million. No projects under consideration by the Company have been deferred because of Year 2000 efforts. In certain instances, software was purchased to provide new functionality for the Company, replacing software that was not compliant. An example of this is the implementation of new accounting software from SAP that the Company installed at the beginning of fiscal year 1999. These purchases were not predicated by the Year 2000 issue; however, the result is that the new systems are compliant and non-compliant systems were ultimately retired.

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

                        PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

On June 22, 1999, eleven current and/or former employees of the Company filed the case of "M.H. Fox, et al. v. Tyson Foods, Inc." in the United States District Court for the Northern District of Alabama (Fox v. Tyson) claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit generally alleges that (i) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (ii) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company. At filing 159 current and/or former employees consented to join the lawsuit and, to date, approximately 4,600 consents have been filed with the court. Discovery in this case is on-going. A hearing was held on March 6, 2000 to consider the plaintiff's request for collective action certification and court-supervised notice. No decision has been rendered. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case. However, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

Substantially similar suits have been filed against other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v. Tyson and the other lawsuits.

On February 20, 1998, the Company and others were named as defendants in a putative class action suit brought on behalf of all individuals who sold beef cattle to beef packers for processing between certain dates in 1993 and 1998. This action, captioned "Wayne Newton, et al. v. Tyson Foods, Inc., et al.", U.S. District Court, Northern District of Iowa, Civil Action No. 98-30, asserts claims under the Racketeer Influenced and Corrupt Organizations statute as well as a common-law claim for intentional interference with prospective economic advantage. Plaintiffs allege that the gratuities which were the subject of a prior plea agreement by the Company resulted in a competitive advantage for poultry products vis-a-vis beef products. Plaintiffs' request trebled damages in excess of $3 billion, plus attorney's fees and costs. The U.S. District Court for the Northern District of Iowa granted the Company's Motion to Dismiss on March 26, 1999, holding that plaintiffs lacked standing to sue. Plaintiffs timely appealed to the U.S. Court of Appeals for the Eighth circuit. Briefing of the appeal was completed in August 1999, oral argument was completed in January 2000 and on March 13, 2000, the Court of Appeals affirmed the decision of the District Court to dismiss. Based on the current status of the matter, the Company does not believe any significant exposure exists.

The Company's Sedalia, Missouri facility is currently under investigation by the United States Attorney's office of the Western District of Missouri for possible violations of environmental laws or regulations. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this investigation can be determined at this time.

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

A shareholder proposal to recapitalize the Company's equity structure to result in one share, one vote for all outstanding stock failed by a vote of 54,729,451 votes for the proposal, 1,052,383,619 votes against the proposal, 21,814,369 broker non-votes and 495,810 abstained votes.

No other items were voted on at the annual meeting of shareholders or during the quarter ended April 1, 2000.

Item 5.    Other Information

On  April  12,  2000,  Wayne  Britt announced his  retirement  as  CEO  and
President and resignation from the Board of Directors of the Company. On that date, John Tyson, the Company's chairman, assumed the duties of CEO and President.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

On February 7, 2000, the Company filed a current report on Form 8-K relating to the bankruptcy filing of AmeriServe Food Distribution, Inc.

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

3.2 Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 1, 2000, Commission File No. 0-3400, and incorporated herein by reference).


10   Senior Executive Employment Agreement dated April 12, 2000      19-20
     between the Company and Wayne Britt.

27   Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TYSON FOODS, INC.

Date: May 8, 2000                  /s/ Steven Hankins
      -----------                  ----------------------------
                                   Steven Hankins
                                   Executive Vice President and
                                     Chief Financial Officer


Date: May 8, 2000                  /s/ James G. Ennis
      -----------                  ----------------------------
                                   James G. Ennis
                                   Vice President, Controller and
                                     Chief Accounting Officer