Form 10-Q
period 2000-07-01
TYSON FOODS INC
filed 2000-08-11
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 1, 2000

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

          Yes   X         No
               ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding July 29, 2000
------------------------------------         -------------------------
Class A Common Stock, $.10 Par Value          122,476,177 Shares
Class B Common Stock, $.10 Par Value          102,645,273 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets
          July 1, 2000 and October 2, 1999                               3

          Consolidated Condensed Statements of Income
          for the Three Months and Nine Months Ended
          July 1, 2000 and July 3, 1999                                  4

          Consolidated Condensed Statements of Cash Flows
          for the Nine Months Ended
          July 1, 2000 and July 3, 1999                                  5

          Notes to Consolidated Condensed Financial Statements         6-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    10-14

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risks                                              14

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                      15-16

     Item 2.  Changes in Securities and Use of Proceeds                 16

     Item 3.  Defaults Upon Senior Securities                           16

     Item 4.  Submission of Matters to a Vote of Security Holders       16

     Item 5.  Other Information                                         16

     Item 6.  Exhibits and Reports on Form 8-K                          16

     EXHIBIT INDEX                                                      17

     SIGNATURES                                                         18

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  (In millions except per share amounts)
                                               (Unaudited)
                                                 July 1,     October 2,
                                                   2000         1999
ASSETS                                           ________     _________
Current Assets:
  Cash and cash equivalents                      $   22.9     $   30.3
  Accounts receivable, net of allowance
      for doubtful accounts                         543.0        602.5
  Inventories                                     1,014.4        989.4
  Assets held for sale                                1.9         74.5
  Other current assets                               14.2         30.2
                                                  _______      _______
Total Current Assets                              1,596.4      1,726.9
Net Property, Plant, and Equipment                2,150.4      2,184.5
Excess of Investments over Net Assets Acquired      944.4        962.5
Investments and Other Assets                        206.6        208.8
                                                 ________     ________
Total Assets                                     $4,897.8     $5,082.7
                                                 ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                  $   26.4     $   65.9
  Current portion of long-term debt                 122.7        222.7
  Trade accounts payable                            320.1        351.9
  Other accrued liabilities                         319.1        346.5
                                                  _______      _______
Total Current Liabilities                           788.3        987.0
Long-Term Debt                                    1,459.3      1,515.2
Deferred Income Taxes                               430.6        398.0
Other Liabilities                                    50.2         54.5
Shareholders' Equity:
  Common stock ($.10 par value):
   Class A-Authorized 900 million shares;
     issued 137.9 million shares at
     7-1-00 and 10-2-99                              13.8         13.8
   Class B-Authorized 900 million shares;
     issued 102.7 million shares at
     7-1-00 and 10-2-99                              10.3         10.3
  Capital in excess of par value                    734.7        740.0
  Retained earnings                               1,706.2      1,599.0
  Other accumulated comprehensive income(loss)       (6.4)        (1.5)
                                                  _______      _______
                                                  2,458.6      2,361.6
  Less treasury stock, at cost-
    15.2 million shares at 7-1-00 and
    12.0 million shares at 10-2-99                  276.9        232.0
  Less unamortized deferred compensation             12.3          1.6
                                                 ________     ________
Total Shareholders' Equity                        2,169.4      2,128.0
                                                 ________     ________
Total Liabilities and Shareholders' Equity       $4,897.8     $5,082.7
                                                 ========     ========
The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In millions except per share data)
                                (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                 __________________      _________________

                                 July 1,    July 3,     July 1,    July 3,
                                  2000       1999        2000       1999
                                 _______    _______     _______    _______

Sales                           $1,807.1    $1,881.3   $5,376.6   $5,547.3
Cost of Sales                    1,538.3     1,531.1    4,497.4    4,569.6
                                 -------     -------    -------    -------
Gross Profit                       268.8       350.2      879.2      977.7
Expenses:
  Selling                          138.9       150.2      425.8      441.9
  General and administrative        33.7        34.2      125.9       99.9
  Loss on sale of seafood assets     -          16.6        -         16.6
  Amortization                       8.4         9.2       25.5       26.7
                                  -------    -------    -------    -------
Operating Income                    87.8       140.0      302.0      392.6
Other Expense (Income):
  Interest                          28.8        30.5       87.3       93.7
  Foreign currency exchange          1.8        (0.5)       1.6       (4.5)
  Other                              2.8        (2.2)       5.5       (4.9)
                                  -------    -------    -------    -------
Income Before Taxes and
   Minority Interest                54.4       112.2      207.6      308.3
Provision for Income Taxes          19.6        40.7       74.2      110.5
Minority Interest                   (5.7)        3.1        0.2        9.0
                                  -------    -------    -------    -------
Net Income                      $   40.5    $   68.4  $   133.2   $  188.8
                                  =======    =======    =======    =======
Basic Average Shares Outstanding    224.6      229.5      226.1      230.3
                                    =====      =====      =====      =====
Basic Earnings Per Share            $0.18      $0.30      $0.59      $0.82
                                    =====      =====      =====      =====
Diluted Average Shares Outstanding  225.0      230.7      226.4      231.5
                                    =====      =====      =====      =====
Diluted Earnings Per Share          $0.18      $0.30      $0.59      $0.82
                                    =====      =====      =====      =====
Cash Dividends Per Share:

  Class A                         $0.0400    $0.0250    $0.1200    $0.0750
  Class B                         $0.0360    $0.0225    $0.1080    $0.0675









The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)
                                                      Nine Months Ended
                                                      _________________

                                                    July 1,      July 3,
                                                     2000         1999
                                                    _______      _______
Cash Flows from Operating Activities:
  Net income                                       $  133.2      $ 188.8
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation                                      192.1        191.7
    Amortization                                       25.5         26.7
    Loss on sale of seafood assets                                    16.6
    Foreign currency exchange                           1.6         (4.5)
    Minority interest                                   0.2          9.0
    Deferred income taxes                              32.6        (76.2)
    Loss(Gain) on dispositions of assets               3.4          (0.3)
    Decrease(increase) in accounts receivable, net     59.5         (1.8)
    Decrease(Increase) in inventories                  34.7        (74.4)
    (Decrease)Increase in trade accounts payable      (33.7)        43.2
    Net change in other current assets
       and liabilities                                (10.9)       160.0
                                                      _____       ______
Cash Provided by Operating Activities                 438.2        478.8
Cash Flows from Investing Activities:
  Additions to property, plant and equipment         (141.3)      (279.8)
  Proceeds from sale of property, plant and equipment   3.0         60.0
  Net change in other assets and liabilities          (21.2)       (25.8)
                                                      _____       ______
Cash Used for Investing Activities                   (159.5)      (245.6)
Cash Flows from Financing Activities:
  Net change in notes payable                         (39.5)        (2.4)
  Additions to long-term debt                          20.3         73.5
  Repayments of long-term debt                       (177.8)      (250.9)
  Purchases of treasury shares                        (62.4)       (34.8)
  Other                                               (24.9)       (11.6)
                                                      _____       ______
Cash Used for Financing Activities                   (284.3)      (266.2)
Effect of Exchange Rate Change on Cash                 (1.8)         1.5
                                                      _____       ______
(Decrease)Increase in Cash and Cash Equivalents        (7.4)         8.5
Cash and Cash Equivalents at Beginning of Period       30.3         46.5
                                                     ______       ______
Cash and Cash Equivalents at End of Period          $  22.9      $  55.0
                                                     ======       ======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                          $55.1        $94.0
    Income taxes                                      $47.0        $67.1



The accompanying notes are an integral part of these financial statements.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1:   Accounting Policies

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended October 2, 1999. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of the management of the Company, the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position as of July 1, 2000 and October 2, 1999 and the results of operations for the three months and nine months ended July 1, 2000 and July 3, 1999 and cash flows for the nine months ended July 1, 2000 and July 3, 1999. The results of operations for the three months and nine months ended and cash flows for the nine months ended July 1, 2000 and July 3, 1999 are not necessarily indicative of the results to be expected for the full year.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("FAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by FAS No. 138 in June 2000. In May
1999,  the  FASB voted to delay the effective date of FAS No.  133  by  one year. The Company will be required to adopt FAS No. 133 in the first quarter of fiscal year 2001. This statement establishes accounting and reporting standards, which requires that all derivative instruments be recorded on the balance sheet at fair value. This statement also establishes "special accounting" for fair value hedges, cash flow hedges, and  hedges  of  foreign currency exposures of net investments  in  foreign operations. The Company has determined the business processes related to hedging activities mainly consist of grain procurement and certain financing activities. Management has not completed its determination of the impact of the adoption of this new accounting standard on its financial position and results of operations.

The Notes to Consolidated Financial Statements for the fiscal year ended October 2, 1999, reflect the significant accounting policies, debt provisions, borrowing arrangements, dividend restrictions, contingencies and commitments of the Company. There were no material changes in such items during the nine months ended July 1, 2000, except as disclosed in these notes.

Note 2:   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended:

                                    (In millions except per share amounts)
                                    Three Months Ended   Nine Months Ended

                                     July 1,   July 3,   July 1,   July 3,
                                      2000      1999      2000      1999
                                     -------   -------   ------    -------
Numerator:   Net Income               $40.5     $68.4     $133.2    $188.8
                                      =====     =====     =====     ======
Denominator:
   Denominator for basic
     earnings per share-
     weighted average shares          224.6     229.5     226.1      230.3

   Effect of dilutive securities:
     Employee stock options              -        1.2        -         1.2
     Restricted stock                   0.4        -        0.3         -
                                      -----     -----     -----      -----
   Denominator for diluted
      earnings per share-
      adjusted weighted average
      shares and assumed conversions  225.0     230.7     226.4      231.5
                                      =====     =====     =====      =====
Basic earnings per share              $0.18     $0.30     $0.59      $0.82
                                      =====     =====     =====      =====
Diluted earnings per share            $0.18     $0.30     $0.59      $0.82
                                      =====     =====     =====      =====

The Company had approximately 7 million option shares outstanding at July 1, 2000, that were not included in the dilutive earnings per share calculation because they would have been antidilutive.

On May 4, 2000 approximately 4.3 million stock option shares were cancelled and exchanged for approximately 1 million restricted shares of Class A common stock. The restriction expires over periods through December 1, 2003. The unamortized portion of the restricted stock is classified on the Consolidated Balance Sheets as unamortized deferred compensation in shareholders' equity and charged to operations over the vesting period.

Note 3:   Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of the following:
                                                (In millions)
                                          July 1,        October 2,
                                           2000             1999
                                          -------        ----------
     Finished and work-in-process        $  517.8           $549.2
     Live poultry and hogs                  354.7            290.8
     Hatchery eggs and feed                  65.2             67.4
     Supplies                                76.7             82.0
                                         ________           ______
     Total                               $1,014.4           $989.4
                                         ========           ======

Note 4:   Assets held for sale

On September 28, 1999, the Company signed a letter of intent to sell its wholly-owned subsidiary, The Pork Group, Inc. ("Pork Group") to Smithfield Foods, Inc. ("Smithfield"). As a result, the Pork Group's swine assets valued at approximately $70 million were included in assets held for sale at October 2, 1999. On December 6, 1999, the Company and Smithfield ceased negotiations for the sale of the Pork Group. Therefore, in the first quarter of fiscal 2000, the swine assets were reclassified to inventory and net property, plant and equipment. The Company has no plan to actively market the Pork Group and/or its assets at this time. The balance of assets held for sale at July 1, 2000, relates to facilities identified for closing under the Company's restructuring program which are expected to be disposed of within the next twelve months.


Note 5:   Segments

The Company is a fully integrated producer, processor and marketer of a variety of food products. The Company identifies segments based on the products offered and the nature of customers which results in four reported business segments: Food Service, Consumer Products, International and Swine. Food Service includes fresh, frozen and value-enhanced poultry products sold through foodservice and specialty distributors who deliver to restaurants, schools and other accounts. Consumer Products include fresh, frozen and value-enhanced poultry products sold through retail markets for at-home consumption and through wholesale club markets targeted to small foodservice operators, individuals and small businesses. International markets and sells the full line of Tyson chicken products throughout the world. Swine includes feeder pig finishing and marketing of swine to regional and national packers. The Company's seafood business, which was sold on July 17, 1999, is also listed as a business segment for fiscal 1999. The majority of revenue included in the Other category is derived from the Company's Specialty Products and Prepared Foods groups, the Company's wholly-owned subsidiaries involved in supplying poultry breeding stock and trading agricultural goods worldwide, as well as the Company's turkey and egg products facilities which were sold on December 31, 1998. Sales between reportable segments are recorded at cost. Total assets for each segment at July 1, 2000 approximate those at October 2, 1999.

Net Sales by operating segment were as follows:  (in millions)

                              Three Months Ended        Nine Months Ended
                             July 1,      July 3,      July 1,     July 3,
                              2000         1999         2000        1999
                             _______      _______      _______     _______

Food Service                $  836.8     $  872.4     $2,474.7     $2,510.4
Consumer Products              580.0        583.6      1,680.4      1,682.1
International                  141.9        157.3        500.6        475.4
Swine                           47.9         33.0        118.3         79.3
Seafood                           -          45.3           -         183.4
Other                          200.5        189.7        602.6        616.7
                            ________     ________      _______      _______

Total Net Sales             $1,807.1     $1,881.3     $5,376.6     $5,547.3
                            ========     ========     ========     ========

The Company measures segment profit as gross profit less selling expenses. Segment profit and a reconciliation to income before taxes and minority interest are as follows: (in millions)


                               Three Months Ended       Nine Months Ended
                              July 1,      July 3,     July 1,     July 3,
                               2000         1999        2000        1999
                              _______      _______     _______     _______

Food Service                  $ 48.9       $ 80.2       $168.4      $244.4
Consumer Products               31.7         63.7        124.1       188.8
International                   (1.0)        24.1         43.1        42.4
Swine                            9.6        (16.7)        15.1       (51.5)
Seafood                           -           3.2           -         21.9
Other                           40.7         45.5        102.7        89.8
                               _____        _____        _____       _____

Total Gross Profit
  less Selling Expense        $129.9       $200.0       $453.4      $535.8

Other Operating Expenses        42.1         60.0        151.4       143.2

Other Expense                   33.4         27.8         94.4        84.3
                               _____        _____        _____       _____
Income Before Taxes
  and Minority Interest       $ 54.4       $112.2       $207.6      $308.3
                              ======       ======       ======      ======


Note 6:   Comprehensive Income

The only difference between total comprehensive income and net income reported on the Consolidated Condensed Statements of Income arises from foreign currency translation adjustment. The Company's total comprehensive income for the three months ended July 1, 2000 and July 3, 1999 was $37.3 million and $66.1 million, respectively. The Company's total comprehensive income for the nine months ended July 1, 2000 and July 3, 1999 was $128.3 million and $185.7 million, respectively.


Note 7:   Bad Debt Reserve

On January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe"), a significant distributor of products to fast food and casual dining restaurant chains, filed for reorganization in Delaware under Chapter 11 of the federal Bankruptcy Code. Tyson is a major supplier to several AmeriServe customers. All current sales to these customers are either direct billed or made through another distributor. The Company recorded a $24.2 million bad debt reserve in the second quarter of fiscal 2000, to fully reserve the AmeriServe receivable. At July 1, 2000 and October 2, 1999, allowance for doubtful accounts was $46.1 million and $21.8 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

For the nine months ended July 1, 2000 net cash totaling $438.2 million was provided by operating activities. Operations provided $388.6 million in cash and $49.6 million was provided by net changes in receivables, inventories, payables and other items. The Company used cash from operations to fund $141.3 million of property, plant and equipment additions, to pay down debt by $197 million and to repurchase $62.4 million of the Company's Class A common stock in the open market. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.

At July 1, 2000, working capital was $808.1 million compared to $739.9 million at 1999 fiscal year-end, an increase of $68.2 million. The current ratio at July 1, 2000 was 2 to 1 compared to 1.7 to 1 at October 2, 1999. Working capital has increased since year-end primarily due to an increase in inventories and decreases in notes payable, current portion of long-term debt, trade payables and other accrued liabilities. Net accounts receivable has decreased since year-end mainly due to the AmeriServe Food Distribution, Inc. ("AmeriServe") reserve and improved collections. Total debt, including current portion of long-term debt, has decreased 10.8%
since   year-end.   At  July  1,  2000,  total  debt  was  42.6%  of  total
capitalization compared to 45.9% at October 2, 1999. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available.

The Company has an unsecured revolving credit agreement totaling $1 billion which supports the Company's commercial paper program. This $1 billion facility expires in May 2002. At July 1, 2000, $303.5 million in commercial paper was outstanding under this $1 billion facility. Additional outstanding long-term debt at July 1, 2000 consisted of $830.9 million of public debt, $107.3 million of institutional notes, $141.8 million in leveraged equipment loans and $75.8 million of other indebtedness. The Company may use funds borrowed under its revolving credit facilities, commercial paper program or through the issuance of additional debt securities from time to time in the future to finance acquisitions as opportunities may arise, to refinance other indebtedness or capital leases of the Company and for other general corporate purposes.


RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 2000 decreased 3.9% from the same period of fiscal 1999. This decrease is mainly due to the sale of the seafood group on July 17, 1999. Comparable sales, which exclude the Company's seafood business sold in the fourth quarter of last year, decreased 1.6% on a volume decrease of 2.3%. Third quarter sales were negatively impacted by a weak domestic market for poultry and reduced volume by the Company's Mexican subsidiary. In response to the oversupply of chicken, the Company has continued its 3% cut in the number of chickens produced.

Food Service third quarter sales decreased 4.1% compared to the same period last year, with a 2.4% decrease in volume and a 1.7% decrease in average sales prices. Segment profit, defined as gross profit less selling expenses, for Food Service decreased $31.3 million from the same period last year due primarily to low market prices which more than offset an improved product mix, and higher grain costs.

Consumer Products third quarter sales decreased 0.6% over the same period last year, with a 0.5% decrease in volume and a 0.2% decrease in average sales prices. Segment profit for Consumer Products decreased $32 million from the same period last year due primarily to low market prices which more than offset an improved product mix, and higher grain costs.

International third quarter sales decreased 9.8% over the same period last year, with an 11.1% decrease in volume offset slightly by a 1.5% increase in average sales prices. International segment profit decreased $25.1 million over the same period last year mostly due to losses incurred by the Company's Mexican subsidiary resulting from the outbreak of Exotic
Newcastle disease and substantial decreases in production during the quarter.

Swine third quarter sales increased 45.2% over the same period last year, with a 54.5% increase in average sales prices offset slightly by a 6% decrease in volume. Swine segment profit improved $26.3 million over the same period last year due to the increase in average sales prices.

Other third quarter sales increased 5.7% from the same period last year mostly due to the Company's poultry breeding stock subsidiary. Other segment profit decreased $4.8 million over the same period last year.

Cost of goods sold increased 0.5% for the third quarter of fiscal 2000 as compared to the same period last year. As a percent of sales, cost of sales was 85.1% for the third quarter of fiscal 2000 compared to 81.4% for the same period last year. The increase in cost of goods sold as a percent of sales was impacted by the weak domestic market and the reduction in volume associated with the Company's ongoing production cut.

Operating expenses decreased 13.9% for the third quarter of fiscal 2000 over the same period last year. Selling expense, as a percent of sales, was 7.7% for the third quarter of fiscal 2000 and 8% for the third quarter of fiscal 1999. General and administrative expense, as a percent of sales, was 1.9% for the third quarter of fiscal 2000 and 1.8% in the third quarter of fiscal 1999. Amortization expense, as a percent of sales, was 0.5% for the third quarter of fiscal 2000 and fiscal 1999.

Interest  expense  decreased  5.6% for the third  quarter  of  fiscal  2000 compared  to  the same period last year primarily as a result  of  a  17.2%
decrease in the Company's average indebtedness over the same period last year. Although the overall weighted average borrowing rate increased slightly to 7.1% compared to 6.6%, interest expense decreased primarily as a result of paying off more expensive long-term debt with strong positive cash flows.

The effective income tax rate for the third quarter of fiscal 2000 was 36% compared to 36.3% for the same period last year.

Sales for the nine months of fiscal 2000 decreased 3.1% from the same period of fiscal 1999. This decrease is mainly due to the sale of the seafood group on July 17, 1999 and other divested non-core businesses. Comparable sales for the nine months increased 1.3% on a volume increase of 0.6% compared to the same period last year.

Food Service nine months sales decreased 1.4% compared to the same period last year, with a 1% increase in volume which was more than offset by a 2.4% decrease in average sales prices. Segment profit for Food Service decreased $76 million from the same period last year due primarily to low market prices which more than offset an improved product mix, and higher grain costs.

Consumer Products nine months sales were comparable to the same period last year, with a 0.9% decrease in volume mostly offset by a 0.8% increase in average sales prices. Segment profit for Consumer Products decreased $64.7 million from the same period last year due primarily to low market prices which more than offset an improved product mix, and higher grain costs.

International nine months sales increased 5.3% over the same period last year, with a 6.6% increase in average sales prices offset by a 1.2% decrease in volume. International segment profit increased $0.7 million over the same period last year.

Swine nine months sales increased 49.1% over the same period last year, with a 62.4% increase in average sales prices offset somewhat by an 8.2% decrease in volume. Swine segment profit improved $66.6 million over the same period last year due to the increase in average sales prices.

Other nine months sales decreased 2.3% from the same period last year mostly due to non-core businesses sold during fiscal 1999. Other segment profit increased $12.9 million over the same period last year mostly due to the prepared foods group and the Company's poultry breeding stock subsidiary.

Cost of goods sold decreased 1.6% for the nine months of fiscal 2000 as compared to the same period last year. This decrease is mainly the result of the decrease in sales. As a percent of sales, cost of sales was 83.6% for the nine months of fiscal 2000 and 82.4% for the nine months of fiscal 1999. The increase in cost of goods sold as a percent of sales was impacted by the weak domestic market and the reduction in volume associated with the Company's ongoing production cut.

Operating expenses decreased 1.4% for the nine months of fiscal 2000 over the same period last year. Selling expense, as a percent of sales, was 7.9% for the nine months of fiscal 2000 and 8% for the nine months of fiscal 1999. General and administrative expense, as a percent of sales, was 2.3% for the nine months of fiscal 2000 and 1.8% for the nine months of fiscal 1999. The increase in general and administrative expenses is primarily due to $24.2 million ($0.07 per share) in bad debt reserve recorded in the second quarter of fiscal 2000 resulting from the bankruptcy filing by AmeriServe. Amortization expense, as a percent of sales, was 0.5% for the nine months of fiscal 2000 and fiscal 1999.

Interest expense decreased 6.8% for the nine months of fiscal 2000 compared to the same period last year primarily as a result of a 15.5% decrease in the Company's average indebtedness over the same period last year. Although the overall weighted average borrowing rate increased slightly to 6.9% compared to 6.7%, interest expense decreased primarily as a result of paying off more expensive long-term debt with strong positive cash flows.

The effective income tax rate for the nine months of fiscal 2000 and fiscal 1999 was 35.7% and 35.8%, respectively.

IMPACT OF YEAR 2000

The Company has completed its Year 2000 Project as scheduled. As of August 11, 2000, the Company's products, computing, and communications infrastructure systems have operated without Year 2000 related problems and appear to be Year 2000 ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Year 2000 related problems.

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

FUTURE ACCOUNTING REQUIREMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("FAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by FAS No. 138 in June 2000. In May
1999,  the  FASB voted to delay the effective date of FAS No.  133  by  one year. The Company will be required to adopt FAS No. 133 in the first quarter of fiscal year 2001. This statement establishes accounting and reporting standards which requires that all derivative instruments be recorded on the balance sheet at fair value. This statement also establishes "special accounting" for fair value hedges, cash flow hedges, and  hedges  of  foreign currency exposures of net investments  in  foreign operations. The Company has determined the business processes related to hedging activities mainly consist of grain procurement and certain financing activities. Management has not completed its determination of the impact of the adoption of this new accounting standard on its financial position and results of operations.


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

                        PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings


      On  June  22,  1999, eleven current and/or former  employees  of  the
Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. in the United States District Court for the Northern District of Alabama (Fox v. Tyson) claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit generally alleges that (i) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (ii) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company. At filing 159 current and/or former employees consented to join the lawsuit and, to date, approximately 4,900 consents have been filed with the court. Discovery in this case is on-going. A hearing was held on March 6, 2000 to consider the plaintiff's request for collective action certification and court-supervised notice. No decision has been rendered. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case. However, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

      Substantially similar suits have been filed against other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v. Tyson and the other lawsuits.

      On or about July 23, 1998, the Maryland Department of the Environment
(MDE) filed a Complaint for Injunctive Relief and Civil Penalty (the Complaint) against the Company in the Circuit Court of Worcester County, Maryland. for the alleged violation of certain Maryland water pollution control laws with respect to the Company's land application of sludge to Company owned agricultural land near Berlin, Maryland. The MDE sought, in addition to injunctive and equitable relief, civil penalties of up to
$10,000 per day for each day the Company had allegedly operated in violation of the Maryland water pollution control laws. On July 7, 2000, a consent decree was entered in which the Company agreed, in settlement of all claims by the MDE, to (i) make certain improvements to its Berlin wastewater treatment facility, (ii) deed approximately 100 acres and pay $20,000 to The Nature Conservancy, and (iii) pay $80,000 in penalties to the MDE. Furthermore, the consent decree stipulated a time frame for operational compliance by the wastewater treatment facility upon completion of the aforementioned improvements.

      On January 20, 2000, McCarty Farms, Inc. (McCarty), a former subsidiary of the Company which has been merged into the Company, was indicted in the United States District Court for the Southern District of Mississippi, Jackson Division, for conspiracy to violate the federal Clean Water Act. The alleged conspiracy arises out of McCarty's partial ownership of Central Industries, Inc. (Central), which operates a rendering plant in Forest, Mississippi. Also indicted were Central, the other shareholders of Central and a former chairman of Central. In addition to the conspiracy count, the indictment alleges (although not with respect to McCarty) (i) knowing violations of Central's wastewater discharge permit, (ii) negligent discharge of pollutants and (iii) knowing violations of Central's permitted wastewater volumes. All allegations arose from the operation of Central's rendering plant during the summer of 1995, prior to the Company's purchase of McCarty in September of 1995. The trial of the alleged violations is scheduled to begin on October 31, 2000 in Jackson, Mississippi. Neither the likelihood of unfavorable outcome nor the amount of ultimate liability if any, with respect to this case can be determined at this time.


Item 2.    Changes in Securities and Use of Proceeds

Not Applicable

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.    Other Information

2001 Annual Meeting

The Company's 2001 Annual Meeting is currently scheduled for January 12, 2001. Accordingly, pursuant to the Company's bylaws, for any business to be brought before the 2001 Annual Meeting by a proponent shareholder, written notice (in proper form as required by the Company's Bylaws) must be provided to R. Read Hudson, the Company's Secretary, at 2210 West Oaklawn Drive, Springdale, Arkansas 72762-6999, no later than October 29, 2000 and no earlier than October 4, 2000.

On August 11, 2000, the Company announced the election of an additonal director. A copy of the related press release is attached hereto as
Exhibit 99.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K for the quarter ended July 1, 2000.

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

3.2  Second Amended and Restated Bylaws of the Company
     (previously filed as Exhibit 3.2 to the Company's
     Quarterly Report on Form 10-Q for the period ended
     January 1, 2000, Commission File No. 0-3400, and incorporated herein by reference).

27   Financial Data Schedule


99   Press Release, dated August 11, 2000, of Tyson Foods, Inc.       19

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TYSON FOODS, INC.

Date: August 11, 2000              /s/ Steven Hankins
      ---------------              ----------------------------
                                   Steven Hankins
                                   Executive Vice President and
                                     Chief Financial Officer


Date: August 11, 2000              /s/ James G. Ennis
      ---------------              ----------------------------
                                   James G. Ennis
                                    Vice President, Controller and
                                     Chief Accounting Officer