Form 10-K
period 2000-09-30
TYSON FOODS INC
filed 2000-12-08
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended September 30, 2000

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
     Class A Common Stock,         New York Stock Exchange, Inc.
       Par Value $0.10

Securities Registered Pursuant to Section 12(g) of the Act:
     Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On September 30, 2000, the aggregate market value of the Class A Common and Class B Common voting stock held by non-affiliates of the registrant was $1,124,625,160 and $464,880, respectively.

On September 30, 2000, there were outstanding 121,899,309 shares of the registrant's Class A Common Stock, $0.10 par value, and 102,645,048 shares of its Class B Common Stock, $0.10 par value.

                             Page 1 of 94 Pages
            The Exhibit Index appears on pages 19 through 24

                    DOCUMENTS INCORPORATED BY REFERENCE

The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of this Annual Report on Form 10-K: (i) pages 20-52 of the registrant's Annual Report to Shareholders for fiscal year ended September 30, 2000 (the "Annual Report") which are filed as Exhibit 13 to this Form 10-K and (ii) the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held January 12, 2001 (the "Proxy Statement").

                                  PART I

     Item 1.  Business


       Pages 20 through 28 of the Annual Report under the caption "Management's Discussion and Analysis."


                                  PART II


       Item   5.   Market  for  Registrant's  Common  Equity  and   Related
Stockholder Matters

      Pages 34, 48 and 51 of the Annual Report under the captions "Capital Stock", "Eleven-Year Financial Summary" and "Closing Price of Company's Common Stock."


     Item 6.  Selected Financial Data

     Pages 48 of the Annual Report under the caption "Eleven-Year Financial Summary."


      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Pages 20 through 28 of the Annual Report under the caption "Management's Discussion and Analysis."

     Item 7A.  Quantitative and Qualitative Disclosure About Market Risks

     Pages 25 through 27 of the Annual Report under the caption "Market
Risk."

     Item 8.  Financial Statements and Supplementary Data

      Pages 29 through 45 and 47 of the Annual Report under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors."

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

                                  PART I

ITEM 1.  BUSINESS

General

      Tyson Foods, Inc. and its various subsidiaries (collectively, the "Company") produce, distribute and market chicken, Mexican foods, prepared foods, animal and pet food ingredients and live swine. Tyson has strengthened its focus on its core business, chicken. The Company's goal is to be the undisputed world leader in growing, processing and marketing chicken and chicken-based food products. Tyson is a totally integrated poultry company. As the owner of Cobb-Vantress, the number-one breeding stock supplier in the world, Tyson invests in breeding stock research and development. This allows the Company to breed into its flocks the natural characteristics found to be most desirable. The Company's integrated operations consist of breeding and rearing chickens, as well as the processing, further-processing and marketing of these food products. The Company's products are marketed and sold to national and regional grocery chains, regional grocery wholesalers, clubs and warehouse stores, military commissaries, industrial food processing companies, national and regional chain restaurants or their distributors, international export companies and domestic distributors who service restaurants, foodservice operations such as plant and school cafeterias, convenience stores, hospitals and other vendors. Sales are made by the Company's sales staffs located in
Springdale, Arkansas, in regions throughout the United States and in several foreign countries. Additionally, sales to the military and a portion of sales to international markets are made through independent brokers and trading companies. The Company is a fully-integrated producer, processor and marketer of a variety of food products. The Company presently identifies segments based on the products offered and the nature of customers, resulting in four reported business segments: Food Service, Consumer Products, International and Swine. The Company commenced business in 1935, was incorporated in Arkansas in 1947, and was reincorporated in Delaware in 1986.

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

      The Company's vertically-integrated chicken process begins with the grandparent breeder flocks. Breeder farms specialize in producing the generations of male and female strains, with the broiler being the final progeny. The breeder flocks are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. The fertile eggs are incubated at the grandparent hatchery and produce male and female pullets (i.e., the parents). The pullets are sent to breeder houses, and the resulting eggs are sent to Company hatcheries. Once the chicks have hatched, they are sent to broiler farms. There, contract growers care for and raise the chicks according to Company standards and under the supervision of Company technical service personnel until the broilers have reached the desired processing weight. The adult chickens are caught and hauled to processing plants. The finished products are sent to distribution centers and then transported to customers. Vertically-
integrated  poultry  companies operate their  own  feed  mills  to  produce scientifically-formulated feeds. Corn and soybean meal are major production costs in the poultry industry, representing roughly 70-75% of the cost of growing a chicken. The Company processed approximately 7 billion pounds of consumer chicken during fiscal 2000.

     The Company's chicken business consists of the Food Service, Consumer Products and International segments. Food Service provides a full range of products from raw to fully-cooked, marinated, breaded, glazed or portioned. Food Service products are sold across the country to restaurants, institutional, industrial and supermarket deli customers. This group is responsible for almost half the Company's total sales and is the cornerstone of Tyson's value-added strategy. By selling more value-added products, Tyson somewhat insulates itself from the price volatility of commodity poultry, better meets its customers' needs and positions itself for sales growth. Consumer Products is composed of retail, club store and military commissary divisions. Tyson sells to every national grocery store chain and every wholesale club chain in the United States and to every U.S. military commissary in the world. Retail customers purchase Tyson products for the at-home consumption market. These customers include national and regional grocery chains and grocery wholesalers. Club stores offer products aimed at the consumer willing to buy in larger quantities to realize cost savings and to foodservice operators who prefer to purchase in smaller quantities from a club store rather than from a distributor. The Company's International segment is focused on growing from an exporter of low-valued products to a market-oriented, globalized division, building value through long-term brand establishment and value-added products. Exported value-added products include breaded, fully-cooked chicken, prepared meals and product lines created for specific foodservice and retail customers. Commodity chicken products include dark meat segments such as drumsticks, thighs and items with low domestic value such as feet, wing tips and necks. The international division exported to 73 countries in fiscal 2000. Major markets include China, Hong Kong, Japan, Mexico, Puerto Rico and Russia.

     The Company's farrow to finish swine operations, which include genetic and nutritional research, breeding, farrowing and feeder pig finishing and the marketing of live swine to regional and national packers, are conducted in Arkansas, Missouri, North Carolina and Oklahoma. The Company sold approximately 2 million head of feeder pigs and market weight live swine in fiscal 2000.

     The Company's other groups include Mexican Original, Culinary Foods and Mallard's Food Products which produce flour and corn tortilla products and specialty pasta and meat dishes, for restaurants, airlines and other major customers. The Company's wholly owned subsidiary, Cobb-Vantress, supplies chicken breeding stock. The Company's World Resources subsidiary trades agricultural goods worldwide. Additionally, the Company's by-products operations convert inedible chicken by-products into high-grade pet food and animal feed ingredients.

Sources of Revenue

      The following table sets forth the relative sources of the Company's sales by segment for the last three fiscal years.

                                            For Fiscal Year Ended
                                            ---------------------
                                       2000         1999          1998
                                       ----         ----          ----
Food Service(1)                       $3,312       $3,354        $3,329
Consumer Products(2)                   2,250        2,252         2,074
International(3)                         657          645           593
Swine(4)                                 157          110           160
Seafood(5)                                -           189           214
Other (6)                                782          813         1,044
                                      ------       ------        ------
Total                                 $7,158       $7,363        $7,414
                                      ======       ======        ======

(1) Includes products such as chicken patties and nuggets, pre-cooked chicken, individually-quick-frozen chicken segments, pre-packaged and pre-priced chicken, Cornish game hens and other chicken products to which certain processes are added to enhance their value to the Company's customers. Also includes fresh and frozen chicken products sold without value enhancements. These products are sold through domestic foodservice, specialty and commodity distributors who deliver to restaurants, schools and other foodservice accounts. Food Service products are sold under the following brands and registered trademarks: Tyson, Honey Stung, Tyson's Pride, HoneyBest, Wing Stingers, W.W. Flyers, Signature Specialties, Flavor-Redi, Lady Aster, Quality Cuisine, Our Finest, Mexican Original and McCarty Foods.

(2) Includes products such as chicken patties and nuggets, pre-cooked chicken, individually-quick-frozen chicken segments, pre-packaged and pre-priced chicken, Cornish game hens and other chicken products to which certain processes are added to enhance their value to the Company's customers. Also includes fresh and frozen chicken products sold without value enhancements. These products are sold through domestic retail markets for at-home consumption and through wholesale club markets targeted to small foodservice operators, individuals and small businesses. Tyson, Weaver, Tyson Holly Farms, Mexican Original and Mallard's are registered trademarks under which the Company sells Consumer Products.

(3) Includes the complete line of chicken products, including leg quarters, sold throughout the world.

(4) Includes feeder pig finishing and marketing of live swine to regional and national packers.

(5) Includes surimi-based products as well as breaded and battered seafood, filets and crab. The seafood business was sold on July 17, 1999.

(6) Other includes Mexican Original, Culinary Foods, Mallard's Food Products, the Company's wholly owned Cobb-Vantress and World Resources subsidiaries, as well as the Company's turkey and egg products facilities which were sold on December 31, 1998.

Marketing and Distribution

      The Company seeks to develop and increase the demand for and market share of a product or product line through concentrated national and local advertising and other promotional efforts. These coordinated activities stress the quality and value proposition of the products while supporting and building brand awareness. The Company's principal marketing strategy is to identify target markets for value-enhanced food products consisting primarily of chicken based food products. The Company identifies distinct markets and business opportunities through extensive consumer and market research. The Company concentrates production, sales and marketing efforts in order to appeal to and enhance the demand from those markets. The Company utilizes its national distribution system and customer support services to achieve a dominant market position for its products.

      The Company's nationwide distribution system utilizes a network of food distributors which is supported by cold storage warehouses owned or leased by the Company, by public cold storage facilities and by the
Company's transportation system. The Company ships products from two Company-owned consolidated frozen food distribution centers having a storage capacity of approximately 58 million pounds, from a network of public cold storages, from other owned or leased facilities or directly from plants. The Company has a total frozen storage capacity in excess of 142 million pounds, excluding public or outside cold storage. The Company's distribution centers facilitate accumulating frozen products so that it can fill and consolidate less-than-truckload orders into full truckloads, thereby decreasing shipping costs while increasing customer service. In addition, customers are provided with a selection of products that do not require large volume orders. The Company's distribution system enables it to supply large or small quantities of products to meet customer requirements anywhere in the continental United States.

      The Company continues to believe that Asia offers potential in terms of developing processing facilities. The Company recently entered into a joint venture in China to further process U.S. produced meat. The Company's joint venture, to create a commercial feed and swine operation in the Philippines, called Fil-Am Foods, Inc., with Aboitiz Equity Ventures, Inc. and PM Nutrition Company, Inc., a subsidiary of Purina Mills, Inc., has been operational since 1999. Meanwhile, the Company's subsidiary in Mexico continues to grow rapidly under improving economic conditions. The Mexico subsidiary suffered from an outbreak of the Exotic Newcastle disease during the year, reducing its sales and profits. By year end the disease had been eradicated from the Company's facilities and production volumes had recovered to normal levels. The Company has entered into a technical service agreement with Grupo Melo in Panama to assist Grupo Melo with the production of further processed products and allowing them to license the Tyson brand. Additionally, Cobb-Vantress, Inc., a wholly-owned subsidiary, has entered into a joint venture agreement with a company to build a 180 thousand capacity breeder farm in China.

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

Customer Relations

      No single customer of the Company accounts for more than ten percent of the Company's consolidated revenues. However, two customers represent approximately 19% of the Food Service segment's sales, three customers represent approximately 49% of the Consumer Products segment's sales and two customers represent approximately 59% of Swine sales. The Company believes the loss of any single customer would not have a material adverse effect on the Company's business. Although any extended discontinuance of sales to any major customer could, if not replaced, have an impact on the Company's operations, the Company does not anticipate any such occurrences due to the demand for its products and its ability to obtain new customers.

Backlog of Orders

     There is no significant backlog of unfilled orders for the Company's products.

Competition

      The Company's food products compete with those of other national and regional food producers and processors and certain prepared food manufacturers. Additionally, the Company's food products compete in international markets around the world. The Company's principal marketing and competitive strategy is to identify target markets for value-enhanced products, to concentrate production, sales and marketing efforts in order to appeal to and enhance the demand from those markets and, utilizing its national distribution system and customer support services, to achieve a dominant market position for its products. Past efforts have indicated that customer demand generally can be increased and sustained through application of the Company's marketing strategy, as supported by its distribution system.

Research and Development

     The Company conducts continuous research and development activities to improve the strains of primary chicken breeding stock, the genetic qualities of swine, and finished product development. Additionally, a separate staff of research and development personnel is maintained to develop and provide for product needs. The annual cost of such research and development programs is less than one percent of total consolidated annual sales.

Regulation

      The Company's facilities for processing chicken and for housing live chicken and swine are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of its employees. The Company's chicken and Mexican Original processing and distribution facilities are also subject to extensive inspection and regulation by the United States Department of Agriculture. Additionally, the Company's chicken processing facilities are participants in the government's pilot Hazardous Analysis Critical Control Point (HACCP) program. The cost of compliance with such laws and regulations has not had a material adverse effect upon the Company's capital expenditures, earnings or competitive position and it is not anticipated to have a material adverse effect in the future.

Employees and Labor Relations

     As of September 30, 2000, the Company employed approximately 68,000 persons. The Company believes that its relations with its workforce are good.

Set forth below is a listing of the Company facilities which have employees subject to a collective bargaining agreement together with the name of the union party to the collective bargaining agreement, the number of employees at the facility subject thereto and the expiration date of the collective bargaining agreement currently in effect.

Location                   Union      No. of People      Expiration Date
--------                   -----      -------------      ---------------
Albertville, AL             UFCW           750           December 31, 2001
Ashland, AL                 UFCW           775           February 24, 2002
Berlin, MD                  UFCW           250           December 21, 2001
Berlin, MD                Teamsters        250           December 16, 2001
Buena Vista, GA            RWDSU         1,225           November 1, 2003
Carthage, TX                UFCW           700           November 8, 2003
Center, TX                  UFCW         1,000           February 1, 2003
Chicago, IL             Truck Drivers      900           October 6, 2001
Cleveland, MS              RWDSU           450           February 22, 2004
Corydon, IN                 UFCW           400           January 26, 2002
Corydon, IN             Steelworkers        50           October 12, 2002
Dardanelle, AR              UFCW         1,075           November 3, 2001
Gadsden/Blountsville, AL  Teamsters         25           March 31, 2001
Gadsden, AL                RWDSU         1,000           November 8, 2001
Glen Allen, VA              UFCW           975           November 1, 2001
Robards, KY                 UFCW           800           April 21, 2001
Hope, AR                    UFCW         1,350           March 2, 2003
Jackson, MS                 UFCW           775           December 28, 2002
Jacksonville, FL          Teamsters        750           December 31, 2002
Noel, MO                    UFCW         1,425           December 2, 2002
Pine Bluff, AR              UFCW           300           October 12, 2002
Shelbyville, TN            RWDSU           975           November 15, 2002
Shelbyville, TN           Teamsters         25           August 4, 2001
Wilkesboro, NC            Teamsters         50           November 4, 2001
Wilkesboro, NC            Teamsters         75           November 4, 2001
Wilkesboro, NC            Teamsters        100           November 4, 2001

UFCW - United Food and Commercial Workers Union
RWDSU - Retail, Wholesale, Department Store Union

The Company has not experienced any strike or work stoppage which had a material impact on operations.


CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Company and its representatives from time to time make written or oral forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

     Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs; (ii) changes in the availability and relative costs of labor and contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to make effective acquisitions and to successfully integrate newly acquired businesses into existing operations; (vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) risks associated with effectively evaluating derivatives and hedging activities (viii) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety laws; (ix) adverse results from on-going litigation; (x) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (xi) the effect of, or changes in, general economic conditions.


ITEM 2.  PROPERTIES

      The Company currently has production and distribution operations in the following states: Alabama, Arkansas, California, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Mississippi, Missouri, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas and Virginia. Additionally, the Company, either directly or through its subsidiaries, has facilities in or participates in joint venture operations in Argentina, Brazil, China, Denmark, Indonesia, Japan, Korea, Malaysia, Mexico, the Philippines, Puerto Rico, Russia, Spain, the United Kingdom and Venezuela.

      The principal chicken operations of the Company consist of 61 processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packaging, deboning or further-processing. The total slaughter capacity is approximately 49 million head per week.

     To support the above facilities the Company operates 38 feed mills and 77 broiler hatcheries with sufficient capacity to meet the needs of the chicken growout operations. In addition, the Company owns chicken cold storage facilities with a capacity of approximately 142 million pounds.

     The Company's swine operations consist of 176 swine farrowing and nursery units and 554 swine finishing units. These swine growout operations are supported by 3 dedicated feed mills supplemented by the production from the chicken operations' feed mills. In addition, the Company operates a grain drying and 2 storage facilities in support of its swine feed mill operations.

      The Company's other operations consist of 8 processing plants supported by 5 additional freezer storage facilities. Additionally, other operations include 12 rendering plants with the capacity to produce 28 million pounds of animal protein products per week supported by 3 freezer facilities. The Company also has 18 ground pet food processing operations in connection with chicken processing plants capable of producing 8 million pounds of product per week, as well as 2 blending mill operations.

      The Company owns its major operating facilities with the following exceptions: 2 chicken primary processing plants are leased until 2003, 1 chicken emulsified plant is leased month to month, 1 distribution center is leased until 2003 and 1 distribution center is leased year to year, 2 feedmills and 2 hatcheries are leased until 2003, 386 breeder farm houses are leased under agreements expiring at various dates through 2003 and four breeder farm houses are leased month to month, 82 swine farrowing and nursery units and 269 swine finishing units are leased under one to ten year renewable lease agreements, with the majority expiring in 2002.

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

ITEM 3.   LEGAL PROCEEDINGS

     On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox v. Tyson) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit generally alleges that
(i) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and
(ii) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company. At filing 159 current and/or former employees consented to join the lawsuit and, to date, approximately 4,900 consents have been filed with the court. Discovery in this case is ongoing. A hearing was held on March 6, 2000, to consider the plaintiff's request for collective action certification and court-supervised notice. No decision has been rendered. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case; however, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

     Substantially similar suits have been filed against other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v Tyson and the other lawsuits.

     On February 9, 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) began an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of the
Company's   processing  facilities.   The  Company  has  begun  preliminary
discussions with the DOL regarding its investigation to discuss a resolution of potential claims that might be asserted by the DOL.

     The Company has been advised of an investigation by the Immigration and Naturalization Service (INS) and the U.S. Attorney's Office for the Eastern District of Tennessee into possible violations of the Immigration and Naturalization Act at several of the Company's locations. On October 5, 2000, the Company was advised that, in addition to a number of its employees, the Company itself is a subject of the investigation. The outcome of the investigation and any potential liability on the part of the Company cannot be determined at this time.

     On January 20, 2000, McCarty Farms, Inc. (McCarty), a former subsidiary of the Company which has been merged into the Company, was indicted in the U.S. District Court for the Southern District of Mississippi, Jackson Division, for conspiracy to violate the federal Clean Water Act. The alleged conspiracy arose out of McCarty's partial ownership of Central Industries, Inc. (Central), which operates a rendering plant in Forest, Miss. On November 3, 2000, Central pled to 25 counts of knowing violations  of  the  Act and one count of conspiracy  pursuant  to  a  plea agreement, which resulted in a $14 million fine against Central payable over five years. The conspiracy indictment against McCarty and other Central shareholders was dismissed. A related civil proceeding by the United States arising from the same circumstances, and a state environmental administrative complaint were also fully resolved and dismissed as a part of Central's Plea Agreement.

     The Company's Sedalia, Mo., facility is currently under investigation by the U.S. Attorney's office of the Western District of Missouri for possible violations of environmental laws or regulations. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this investigation can be determined at this time.

     On October 17, 2000, a Washington County (Arkansas) Chancery Court jury awarded the Company approximately $20 million in its lawsuit against ConAgra, Inc. and ConAgra Poultry Company. In its suit, the Company alleged that ConAgra, Inc. and ConAgra Poultry Company violated the Arkansas Trade Secrets Act when they improperly obtained and implemented Tyson's confidential feed nutrient profile. On December 4, 2000, as a result of an Arkansas Supreme Court opinion issued subsequent to the Chancery Court's October ruling, the Chancery Court reversed the $20 million judgement and dismissed the case with prejudice. The Company plans to appeal the Chancery Court's decision.

     Additionally, the Company is involved in various lawsuits and claims made by third parties on an ongoing basis as a result of its day-to-day operations. Although the outcome of such items cannot be determined with certainty, the Company's general counsel and management are of the opinion that the final outcome should not have a material effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Executive Officers of the Company

Officers of the Company serve one year terms from the date of their election, or until their successors are appointed and qualified. The name, title, age and year of initial election to executive office of the Company's executive officers are listed below:
                                                                       Year
Name                     Title                                  Age   Elected
----                     -----                                  ---   -------
Don Tyson                Senior Chairman of the                 70    1963
                         Board of Directors

John H. Tyson            Chairman of the Board of Directors,    47    1984
                         President and Chief Executive Officer

Greg Lee                 Chief Operating Officer                53    1993

Mike Baker               President, Production Services         45    1999

Wayne Butler             President, Prepared Foods Group        46    1999

Greg Huett               President, International Group         39    2000

William W. Lovette       President, Food Service Group          40    1999

Les Baledge              Executive Vice President and           43    1999
                         General Counsel

John D. Copeland         Executive Vice President,              50    1999
                         Ethics and
                         Environmental Compliance

Steven Hankins           Executive Vice President and           42    1997
                         Chief Financial Officer

Carl G. Johnson          Executive Vice President,              47    1999
                         Administrative Services

John S. Lea              Executive Vice President and           47    1999
                         Chief Marketing Officer

Donnie Smith             Executive Vice President,              41    1999
                         Supply Chain Management

Dennis Leatherby         Senior Vice President,                 40    1990
                         Finance and Treasurer

David L. Van Bebber      Senior Vice President,                 44    1990
                         Legal Services

Rodney S. Pless          Vice President, Controller and         39    2000
                         Chief Accounting Officer

R. Read Hudson           Secretary and Corporate Counsel        42    1998

Louis C. Gottsponer, Jr. Assistant Secretary and                36    1998
                         Director of Investor Relations

John H. Tyson is the son of Don Tyson. No other family relationships exist among the above officers. Mr. Don Tyson was appointed Senior Chairman of the Board of Directors in 1995. Mr. John H. Tyson was appointed President and Chief Executive Officer in 2000 and Chairman of the Board of Directors in 1998 after serving as Vice Chairman of the Board of Directors since 1997 and President, Beef and Pork Division since 1993. Mr. Lee was appointed Chief Operating Officer in 1999 after serving as President of the Foodservice Group since 1998 and Executive Vice President, Sales, Marketing and Technical Services since 1995. Mr. Baker was appointed President, Production Services in 1999 after serving as Division Vice President since 1995. Mr. Butler was appointed President, Prepared Foods Group in 1998 after serving as President, Mexican Original since 1997 and Complex Manager since 1994. Mr. Huett was appointed President, International Group in 2000 after serving as Senior Vice President and General Manager, Club Stores since 1999, Vice President, Sales and Marketing, Wholesale Clubs since 1996 and Director, General Mexico Business Unit since 1994. Mr. Lovette was appointed President, Food Service Group in 2000 after serving as President, International Group since 1999 and Vice President, Operations since 1995. Mr. Baledge was appointed Executive Vice President and General Counsel in 2000 after serving as Executive Vice President and Associate General Counsel since 1999 upon joining Tyson. Prior to joining Tyson, Mr. Baledge was of counsel to the law firm of Kutak Rock LLP and a partner with the Rose Law Firm. Mr. Copeland was appointed Executive Vice President, Ethics and Environmental Compliance in 1999 after serving as Director of Corporate Ethics and Compliance since 1998. Mr. Hankins was appointed Executive Vice President and Chief Financial Officer in 1998 after serving as Senior Vice President, Financial Planning and Shared Services since 1997 and Vice President, Management Information Systems since 1993. Mr. Johnson was appointed Executive Vice President, Administrative Services in 1999 after serving as Vice President, Assets and Risk Management since 1994. Mr. Lea was appointed Executive Vice President and Chief Marketing Officer in 1999 after serving as Vice President, Retail Sales and Marketing since 1995. Mr. Smith was appointed Executive Vice President, Supply Chain Management in 1999 after serving as Vice President, Purchasing since 1995. Mr. Leatherby was appointed Senior Vice President, Finance and Treasurer in 1998 after serving as Vice President and Treasurer since 1997 and Treasurer since 1994. Mr. Van Bebber was appointed Senior Vice President, Legal
Services in 2000 after serving as Vice President and Director of Legal Services since 1998 and Assistant Secretary since 1990. Mr. Pless was appointed Vice President, Controller and Chief Accounting Officer in 2000 upon joining Tyson. Prior to joining Tyson, Mr. Pless was Vice President, Controller and Chief Accounting Officer for TransMontaigne. Mr. Hudson was appointed Secretary and Corporate Counsel in 1998 after serving as Corporate Counsel since 1992. Mr. Gottsponer was appointed Assistant Secretary and Director of Investor Relations in 1998 after serving as Corporate Finance Manager since 1996 and Cash Manager since 1993.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The Company currently has issued and outstanding two classes of capital stock, Class A Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock"). Information regarding the voting rights and dividend restrictions are set forth on page 34 of the Annual Report under the caption "Capital Stock," which information is incorporated herein by reference.

      On September 30, 2000, there were approximately 36,079 holders of record of the Company's Class A Stock and 17 holders of record of the Company's Class B Stock, excluding holders in the security position listings held by nominees. The Class A Stock is traded on the New York Stock Exchange under the symbol "TSN." No public trading market currently exists for the Class B Stock. Information regarding the high and low closing prices of the Class A Stock is set forth on pages 48 and 51 of the Annual Report under the captions "Eleven-Year Financial Summary" and
"Closing Price of Company's Common Stock," which information is incorporated herein by reference.

      The Company has paid uninterrupted quarterly dividends on its common stock each year since 1977. The annual dividend rate for Class A Stock is $0.16 per share and the annual dividend rate for Class B Stock is $0.144 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     See the information reflected under the caption "Eleven-Year Financial Summary" on page 48 of the Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information reflected under the caption "Management's Discussion and Analysis" on pages 20 through 28 of the Annual Report, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     See the information reflected under the caption "Market Risk" on pages 25 through 27 of the Annual Report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information on pages 29 through 45 and 47 of the Annual Report under the caption "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors," which information is incorporated herein by reference. Other financial information is filed under Item 14 of Part IV of this report.

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

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a)    The following documents are filed as a part of this report:

            1. The following consolidated financial statements of the registrant included on pages 29 through 45 in the Company's Annual Report for the fiscal year ended September 30, 2000, and the Report of Independent Auditors, on page 47 of such Annual Report are incorporated herein by reference. Page references set forth in the index below are to page numbers in
                Exhibit 13 of this Form 10-K.
                                                                     Pages
                                                                     -----
       Consolidated Statements of Income
       for the three years ended September 30, 2000                   58

       Consolidated Balance Sheets at
       September 30, 2000 and October 2, 1999                         59

       Consolidated Statements of Shareholders' Equity
       for the three years ended September 30, 2000                60-61

       Consolidated Statements of Cash Flows
       for the three years ended September 30, 2000                   62

       Notes to Consolidated Financial Statements                  63-78

       Report of Independent Auditors                                 80

           2. The following additional information for the years 2000, 1999 and 1998 is submitted herewith. Page references are to the consecutively numbered pages of this Report on
                Form 10-K:
                                                                     Pages
                                                                     -----
       Report of Independent Auditors                                  28

       Schedule II Valuation and Qualifying                            29
       Accounts for the three years ended
       September 30, 2000

       All other schedules are omitted because they are neither applicable nor required.

           3.   The exhibits filed with this report are listed in the
                Exhibit Index at the end of this Item 14.

           4. The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2000.

                               EXHIBIT INDEX

      The following exhibits are filed with this report or are incorporated by reference to previously filed material. Page references are to the cover page preceding each attached Exhibit.

Exhibit No.                                                           Pages
-----------                                                           -----
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

4.12 Form of 7.0% $200 million Note due May 1, 2018 (previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1998, Commission File No. 0-3400, and incorporated herein by reference).

4.13 Form of 7.0% $40 million Note due May 1, 2018 (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1998, Commission File No. 0-3400, and incorporated herein by reference).

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

10.12 Tyson Foods, Inc. Amended and Restated Employee Stock Purchase Plan, dated as of December 13, 1999 (previously filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 0-3400, and incorporated herein by reference).

10.13 Second Amended and Restated Employment Agreement dated August 1, 1997, between the Company and Don Tyson, Senior Chairman of the Board of Directors of the
           Company (previously filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended September 27, 1997, Commission File No. 0-3400, and incorporated herein by reference).

10.14 Amended and Restated Retirement Savings Plan of Tyson Foods, Inc., qualified under Section 401(k) of the Internal Revenue Code of 1986, dated as of December 13, 1999, (previously filed as Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 0-3400, and incorporated herein by reference).

10.15 Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective October 1, 1997, and First Amendment to the Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective December 31, 1998 (previously filed as exhibit 10.15 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 0-3400, and incorporated herein by reference).

10.16 Tyson Foods, Inc. Non-statutory Stock Option Plan of 1982, as amended and restated on November 18, 1994, (previously filed as Exhibit 99 to the Company's Registration Statement of Form S-8 filed with the Commission on January 30, 1995, Commission File No. 33-54716, and incorporated herein by reference).

10.17      Form  of Indemnity Agreement between Tyson Foods, Inc.
           and   its  directors  and  certain  of  its  executive
           officers (previously filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal
           year ended September 30, 1995, Commission File No.   0-
           3400, and incorporated herein by reference).

10.18 Senior Executive Employment Agreement dated April 12, 2000 between the Company and Wayne Britt (previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.19      Tyson Foods, Inc. 2000 Stock Incentive Plan dated
           August 11, 2000.                                          30-45

13         Pages 20 through 52 of the Annual Report to
           Shareholders for the fiscal year ended
           September 30, 2000.                                       46-90

21         Subsidiaries of the Company.                              91-92

23         Consent of Independent Auditors.                             93

27         Financial Data Schedule.

                                SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TYSON FOODS, INC.

                           By /s/ Steven Hankins      December 8, 2000
                              -------------------
                              Steven Hankins
                              Executive Vice President
                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Barbara Allen                Director                December 8, 2000
---------------------
Barbara Allen

/s/ Neely Cassady                Director                December 8, 2000
---------------------
Neely Cassady

/s/ Lloyd V. Hackley             Director                December 8, 2000
---------------------
Lloyd V. Hackley

/s/ Steven Hankins      Executive Vice President and     December 8, 2000
---------------------       Chief Financial Officer
Steven Hankins

/s/ Gerald Johnston              Director                December 8, 2000
---------------------
Gerald Johnston

/s/ David Jones                  Director                December 8, 2000
---------------------
David Jones

/s/ Jim Kever                    Director                December 8, 2000
---------------------
Jim Kever

/s/ Shelby D. Massey             Director                December 8, 2000
---------------------
Shelby D. Massey

/s/ Rodney S. Pless      Vice President, Controller and  December 8, 2000
---------------------        Chief Accounting Officer
Rodney S. Pless

/s/ Joe F. Starr                 Director                December 8, 2000
---------------------
Joe F. Starr

/s/ Leland E. Tollett            Director                December 8, 2000
---------------------
Leland E. Tollett

/s/ Barbara Tyson        Vice President and Director     December 8, 2000
---------------------
Barbara Tyson

/s/ Don Tyson              Senior Chairman of the        December 8, 2000
---------------------         Board of Directors
Don Tyson

/s/ John H. Tyson              Chairman of the           December 8, 2000
---------------------          Board of Directors,
John H. Tyson                   President and
                            Chief Executive Officer

/s/ Fred S. Vorsanger             Director               December 8, 2000
---------------------
Fred S. Vorsanger

/s/ Donald E. Wray                Director               December 8, 2000
---------------------
Donald E. Wray

                      REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Tyson Foods, Inc. as of September 30, 2000 and October 2, 1999, and for each of the three years in the period ended September 30, 2000, and have issued our report thereon dated November 13, 2000. Our audits also included the financial statement schedule listed in Item 14(a) in this annual report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



 Little Rock, Arkansas                        /s/ERNST & YOUNG LLP
 November 13, 2000                            --------------------
                                                 ERNST & YOUNG LLP

                     FINANCIAL STATEMENT SCHEDULE

                             TYSON FOODS, INC.
                                SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS
                  Three Years Ended September 30, 2000

                           (Dollars in Millions)

                  Balance at  Charged to  Charged                  Balance
                  Beginning   Costs and   to Other   Additions     at End
Description       of Period    Expenses   Accounts (Deductions)   of Period
-----------       ----------  ---------   --------  -----------   ---------


Allowance for
  Doubtful Accounts

2000                $22          $25(1)       0       $(30)(1)      $17

1999                $85          $16(2)       0       $(79)(3)      $22

1998                 $4           $2          0        $79 (4)      $85




(1) Includes $24 million reserve related to the January 31, 2000, bankruptcy filing by AmeriServe Food Distribution, Inc.
(2)  Includes $12 million reserve for international operations.
(3)  Write off of receivables against reserve related to 1998 allowance.
(4)  Includes $48 million reserve for international currency devaluation.