Form 10-Q
period 2000-12-30
TYSON FOODS INC
filed 2001-02-13
CIK 100493

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 30, 2000
                                    -----------------
     OR

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

          Yes   X         No
               ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding January 27, 2001
-------------------------------------        -----------------------------
Class A Common Stock, $0.10 Par Value        119,663,716 Shares
Class B Common Stock, $0.10 Par Value        102,645,048 Shares

                             TYSON FOODS, INC.
                                   INDEX

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Statements of Income
          for the Three Months Ended
          December 30, 2000 and January 1, 2000                          3

          Consolidated Condensed Balance Sheets
          December 30, 2000 and September 30, 2000                       4

          Consolidated Condensed Statements of Cash Flows
          for the Three Months Ended
          December 30, 2000 and January 1, 2000                          5

          Notes to Consolidated Condensed Financial Statements        6-14

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   15-19

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risks                                              19

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                         20

     Item 2.  Changes in Securities and Use of Proceeds                 20

     Item 3.  Defaults Upon Senior Securities                           20

     Item 4.  Submission of Matters to a Vote of Security Holders       20

     Item 5.  Other Information                                         20

     Item 6.  Exhibits and Reports on Form 8-K                          21

     EXHIBIT INDEX                                                      22

     SIGNATURES                                                         23

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             TYSON FOODS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (In millions except per share amounts)
                                (Unaudited)

                                                Three Months Ended
                                                __________________

                                            December 30,      January 1,
                                                2000             2000
                                            ___________       __________

Sales                                         $1,743            $1,779
Cost of Sales                                  1,482             1,466
                                              ------            ------
                                                 261               313
Operating Expenses:
  Selling                                        141               146
  General and administrative                      44                36
  Amortization                                     8                 8
                                              ------            ------
Operating Income                                  68               123
Other Expense (Income):
  Interest                                        26                29
  Foreign currency exchange                        1                 1
  Other                                            -                 1
                                              ------            ------
Income Before Taxes on Income
  and Minority Interest                           41                92
Provision for Income Taxes                        14                33
Minority Interest                                  -                 2
                                              ------            ------
Net Income                                    $   27            $   57
                                              ======            ======
Basic Average Shares Outstanding                 223               228
                                              ======            ======
Basic Earnings Per Share                      $ 0.12            $ 0.25
                                              ======            ======
Diluted Average Shares Outstanding               224               228
                                              ======            ======
Diluted Earnings Per Share                    $ 0.12            $ 0.25
                                              ======            ======
Cash Dividends Per Share:

  Class A                                     $0.040            $0.040
  Class B                                     $0.036            $0.036


See accompanying notes.

                             TYSON FOODS, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  (In millions except per share amounts)
                                               (Unaudited)
                                               December 30,  September 30,
                                                  2000           2000
ASSETS                                         ___________   ____________
Current Assets:
  Cash and cash equivalents                      $   33         $   43
  Accounts receivable                               506            520
  Inventories                                       984            965
  Other current assets                               43             48
                                                  _____          _____
Total Current Assets                              1,566          1,576
Net Property, Plant, and Equipment                2,101          2,141
Excess of Investments over Net Assets Acquired      929            937
Other Assets                                        203            200
                                                 ______         ______
Total Assets                                     $4,799         $4,854
                                                 ======         ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                  $   50         $   62
  Current portion of long-term debt                  73            123
  Trade accounts payable                            326            346
  Accrued compensation and benefits                 138            104
  Other current liabilities                         254            251
                                                  _____          _____
Total Current Liabilities                           841            886
Long-Term Debt                                    1,342          1,357
Deferred Income Taxes                               389            385
Other Liabilities                                    51             51
Shareholders' Equity:
  Common stock ($.10 par value):
   Class A-Authorized 900 million shares;
     issued 138 million shares at
     December 30, 2000 and September 30, 2000        14             14
   Class B-Authorized 900 million shares;
     issued 103 million shares at
     December 30, 2000 and September 30, 2000        10             10
  Capital in excess of par value                    735            735
  Retained earnings                               1,734          1,715
  Accumulated other comprehensive loss              (6)            (5)
                                                 _______        ______
                                                  2,487          2,469
Less treasury stock, at cost-
    18 million shares at December 30, 2000 and
    16 million shares at September 30, 2000         303            284
  Less unamortized deferred compensation              8             10
                                                 ______         ______
Total Shareholders' Equity                        2,176          2,175
                                                 ______         ______
Total Liabilities and Shareholders' Equity       $4,799         $4,854
                                                 ======         ======

See accompanying notes.

                             TYSON FOODS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)
                                                    Three Months Ended
                                                    __________________
                                                   December 30,  January 1,
                                                       2000         2000
                                                   ___________   _________
Cash Flows from Operating Activities:
  Net income                                         $ 27          $ 57
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation                                       65            63
    Amortization                                        8             8
    Amortization of deferred compensation               2             -
    Deferred income taxes                              (2)           (3)
    Minority interest                                   -             2
    Foreign currency exchange                           1             1
    Loss on dispositions of assets                      -             2
    Decrease in accounts receivable                    14            23
    (Increase)decrease in inventories                 (19)           19
    Decrease in trade accounts payable                (20)          (29)
    Increase in accrued compensation
       and benefits                                    34            12
    Net change in other current assets
       and other current liabilities                   13            50
                                                    _____         _____
Cash Provided by Operating Activities                 123           205
Cash Flows from Investing Activities:
  Additions to property, plant and equipment          (47)          (49)
  Proceeds from disposition of assets                  21             1
  Net change in other assets and other liabilities     (5)           (6)
                                                    _____         _____
Cash Used for Investing Activities                    (31)          (54)
Cash Flows from Financing Activities:
  Net change in notes payable                         (12)           (2)
  Repayments of long-term debt                        (65)          (79)
  Purchases of treasury shares                        (19)          (33)
  Dividends                                            (8)           (8)
  Other                                                (1)            1
                                                    _____         _____
Cash Used for Financing Activities                   (105)         (121)
Effect of Exchange Rate Change on Cash                  3            (1)
                                                    _____         _____
(Decrease)Increase in Cash and Cash Equivalents       (10)           29
Cash and Cash Equivalents at Beginning of Period       43            30
                                                    _____         _____
Cash and Cash Equivalents at End of Period          $  33         $  59
                                                    =====         =====
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest                                          $30          $25
    Income taxes                                       $8           $1

See accompanying notes.

                             TYSON FOODS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1:   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report for the fiscal year ended September 30, 2000. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management  believes  the  accompanying  consolidated  condensed  financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of December 30, 2000 and September 30, 2000 and the results of operations and cash flows for the three months ended December 30, 2000 and January 1, 2000. The results of operations and cash flows for the three months ended December 30, 2000 and January 1, 2000 are not necessarily indicative of the results to be expected for the full year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission. SAB 101A was released on March 24, 2000, and delayed for one fiscal quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999, and March 15, 2000. Since the issuance of SAB 101 and SAB 101A, the staff has continued to receive requests from a number of groups asking for additional time to determine the effect, if any, on registrant's revenue recognition practices. SAB 101B issued June 26, 2000 further delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes the adoption of SAB 101 in fiscal 2001 will not have a material impact on its financial position or results of operations.

In September 2000, the Emerging Issues Task Force (EITF) released Issue 00-10-Accounting for Shipping and Handling Fees and Costs, which provides guidance on the classification of amounts billed and incurred for shipping and handling in the income statement. The Task Force concluded that all shipping and handling billings to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, should be classified as revenue. The EITF concluded that significant shipping and handling costs not included in cost of sales should be disclosed as to amount of such costs and where classified on the income statement. The issue requires implementation in the fourth quarter of a registrant's fiscal year beginning after December 15, 1999.

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods to conform to current presentations.

Note 2:   ACQUISITIONS

On December 4, 2000, the Company announced an offer to acquire all outstanding common stock of IBP, inc. (IBP) through transaction in which IBP shareholders would receive $26.00 for each share of IBP common stock, with 50% of the consideration in cash and 50% in Tyson Class A common stock. On December 12, 2000, the Company commenced a formal cash tender offer for 50.1% of IBP common stock at $26.00 per share. On December 28, 2000, the Company announced that it had increased its offer to acquire IBP to $27.00 per share. The Company also announced that it was prepared to commence an exchange offer for all shares not purchased in the cash tender offer promptly after the Company signed a merger agreement with IBP. The cash tender offer was scheduled to expire on January 10, 2001.

On January 1, 2001, the Company announced it had signed a definitive merger agreement with IBP pursuant to which IBP shareholders would receive $30.00 for each share of IBP common stock. The Company also announced that it would commence the exchange offer pursuant to which it would offer to exchange, for each outstanding IBP share not owned by Tyson after completion of the cash tender offer, a number of shares of Tyson Class A common stock having a value of $30.00, so long as the average per share price of Tyson Class A common stock during the fifteen trading day period ending on the second trading day before the expiration date of the exchange offer is at least $12.60 and no more than $15.40. This $30.00 value is subject to change if the average per share price of Tyson Class A common stock is not in that range and the value that an IBP shareholder would receive would be proportionately changed. Assuming the average per share price is less than or equal to $12.60, the Company will issue approximately 126 million shares of Tyson Class A common stock in the transaction. Assuming the average per share price is more than or equal to $15.40, the Company will issue approximately 103 million shares of Tyson Class A common stock in the transaction. The total consideration to be paid to IBP shareholders in cash and Tyson Class A common stock is approximately $3.2 billion with an additional assumption of approximately $1.5 billion in IBP debt.

IBP is a leading beef and pork producer headquartered in Dakota Dunes, South Dakota which had sales of approximately $14 billion for the fiscal year ended December 25, 1999 and approximately $12 billion for the nine months ended September 23, 2000.

Note 3:   DERIVATIVE FINANCIAL INSTRUMENTS

On October 1, 2000, the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Other Comprehensive Income (OCI) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings.

The adoption of SFAS No. 133 on October 1, 2000, resulted in the pretax cumulative effect of an accounting change of approximately $9 million loss being charged to OCI.

The Company uses derivatives to moderate the financial and commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to forward basis contracts to procure grain. The Company also enters into interest rate swap agreements to adjust the proportion of total long-term debt and leveraged equipment loans that are subject to variable interest rates. Under these interest rate swaps, Tyson agrees to pay a fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount. These interest rate swaps are considered to be a hedge against changes in the amount of future cash flows associated with Tyson's variable rate interest payments.

All of the Company's derivatives that are designated as hedges at December 30, 2000, are designated as cash flow hedges (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk). The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for commodity hedges when the chickens that consumed the hedged grain are sold and for interest rate swaps as the underlying debt is paid down). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. No ineffectiveness was recognized on cash flow hedges during the first quarter of fiscal 2001. The Company expects that the losses, net of gains, totaling approximately $0.7 million recorded in OCI at December 30, 2000, related to commodity hedges, will be recognized within the next twelve months. The Company expects that the loss totaling approximately $1.7 million recorded in OCI at December 30, 2000, associated with interest rate swaps, that will be recognized within the next twelve months will not be significant, however the amount will be recognized by September 2007, which coincides with when the related debt matures.

Derivative liabilities totaling approximately $1.7 million related to interest rate swap agreements, with a notional amount of $106 million, are recorded in other current liabilities on the Consolidated Condensed Balance Sheets at December 30, 2000. The fair value of interest rate swaps is based on individual market values as calculated monthly using a published forward curve for the floating portion and the agreed upon fixed rate for the fixed portion of the interest rate swap agreement.

Derivative assets relating to commodity hedges totaling approximately $4.9 million are recorded in other current assets on the Consolidated Condensed Balance Sheets at December 30, 2000. Fair values for these contracts are based on quoted market prices. Fair values of other items recorded as assets at December 30, 2000 totaled approximately $0.2 million.

Commodity contracts held by the Company at December 30, 2000 consisted of long positions in corn with a notional amount of 27.6 million bushels and fair value of $3.7 million; short positions in corn with a notional amount of 2 million bushels and fair value that was a liability totaling $0.1 million; long positions in soybean oil with a notional amount of 26.6 million cwt and fair value that was a liability totaling $0.1 million; long positions in soybean meal with a notional amount of 0.1 million tons and fair value of $1.4 million. The hedging positions expire at various dates through September 2001. Commodity contracts held by the Company at September 30, 2000, consisted of long positions in corn with a notional amount of 17.1 million bushels and fair value that was a liability totaling $9 million. The Company had interest rate swap agreements with a notional amount of $110 million and fair value of $0.5 million at September 30, 2000.


Note 4:   INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of the following:
                                                   (In millions)
                                            December 30,   September 30,
                                               2000            2000
                                            ___________    ____________

     Dressed and further-processed products    $472            $460
     Live chickens                              303             291
     Live swine                                  73              75
     Hatchery eggs and feed                      62              67
     Supplies                                    74              72
                                               ____            ____
     Total Inventory                           $984            $965
                                               ====            ====

Note 5:   PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows:
                                                        (In millions)
                                                 December 30, September 30,
                                                    2000    2000
                                                 ___________  ____________

Land                                              $   61         $   61
Buildings and leasehold improvements               1,294          1,291
Machinery and equipment                            2,244          2,219
Land improvements and other                          112            110
Buildings and equipment under construction            85            103
                                                  ______         ______
                                                   3,796          3,784

Less accumulated depreciation                      1,695          1,643
                                                  ______         ______
Net property, plant and equipment                 $2,101         $2,141
                                                  ======         ======

Note 6:   LONG-TERM DEBT

The major components of long-term debt are as follows:

                                                    (In millions)
                                             December 30,   September 30,
                                                 2000           2000
                                             ___________    ____________

Commercial paper
  (7.8% effective rate at December 30, 2000
   and 6.7% effective rate at
   September 30, 2000)                         $  234          $  260
Revolver
  (7.5% effective rate at December 30, 2000)       20               -
Debt securities:
    6.75%  notes                                  149             149
    6.625% notes                                  149             149
    6% notes                                      149             149
    7% notes                                      147             147
    7% notes                                      237             237
Institutional notes:
   10.84% notes                                    50              50
   11.375% notes                                    -               4
Leveraged equipment loans
   (rates ranging from 4.7% to 6.0%)              133             138
Other                                              74              74
                                               ______          ______
Total long-term debt                           $1,342          $1,357
                                               ======          ======

The revolving credit agreement and notes contain various covenants, the more restrictive of which require maintenance of a minimum net worth, current ratio, cash flow coverage of interest and a maximum total debt-to-capitalization ratio. The Company is in compliance with these covenants at December 30, 2000.

Effective January 12, 2001, the Company entered into a new 364-day revolving credit agreement which provides for an aggregate financing commitment of up to $2.5 billion. This new facility, when combined with the Company's existing $1 billion revolving credit facility described above, will support the issuance of a total of up to $3.5 billion in commercial paper. The combined additional financing availability provided by these facilities will be used to fund the approximately $1.8 billion cash purchase price for the Company's acquisition of IBP and to repay certain of IBP's indebtedness.

Note 7:   CONTINGENCIES

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

On February 9, 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) began an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of the Company's processing facilities. The Company is having discussions with the DOL regarding its investigation and the possible resolution of potential claims that might be asserted by the DOL.

On August 22, 2000, 7 employees of the Company filed the case of De Asencio
v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox V. Tyson in that the employees claim violations of the Fair Labor Standards Act for allededly failing to pay for time taken to put on, take off, and sanitize certain working
supplies.   Plaintiffs  seek to  represent  themselves  and  all  similarly situated current and former employees of the poultry processing plants in New Holland, Pennsylvania. Currently, there are 89 additional current or former employees who have filed consents to join the lawsuit. The Court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities, but the class has not been ordered certified. The Company believes it has substantial defenses to the claims made and intends to defend the case vigorously; however, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

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

On October 17, 2000, a Washington County (Arkansas) Chancery Court awarded the Company approximately $20 million in its lawsuit alleging trade secret misappropriation by ConAgra, Inc. and ConAgra Poultry Company. Subsequently, on December 4, 2000, as a result of an opinion issued by the Arkansas Supreme Court, the Chancery Court reversed its finding that the Company's nutrient profile was a trade secret and reversed the jury's $20 million verdict against the ConAgra entities. On January 3, 2001, the Company filed a notice of appeal appealing the Chancery Court's reversal of the trade secret determination and of the jury verdict.

Note 8:   COMPREHENSIVE INCOME
The components of comprehensive income are as follows:
                                                       (In millions)
                                                     Three Months Ended
                                                     __________________
                                                  December 30,   January 1,
                                                     2000           2000
                                                  ___________    _________
Net Income                                          $   27        $   57
Other Comprehensive Income -
 net of tax of $(0.7) million at December 30, 2000
  and $(0.6) million at January 1, 2000
   Currency Translation Adjustment                       1            (2)
   Cumulative Effect of SFAS. 133 Adoption              (6)            -
   Derivative Unrealized Gain                            3             -
   Derivative Loss Recognized in
     Cost of Sales                                       1             -
                                                    ______        ______
Total Comprehensive Income                          $   26        $   55
                                                    ======        ======

Note 9:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
                                  (In millions except per share amounts)

                                             Three Months Ended
                                             __________________

                                        December 30,        January 1,
                                           2000                2000
                                        ___________         _________
Numerator:
   Net Income                             $  27              $  57
                                          =====              =====
Denominator:
   Denominator for basic
     earnings per share-
     weighted average shares                223                228

   Effect of dilutive securities:
     Restricted stock                         1                  -
                                           ____               ____
   Denominator for diluted
     earnings per share-
     adjusted weighted average
     shares and assumed conversions         224                228
                                          =====              =====
Basic earnings per share                  $0.12              $0.25
                                          =====              =====
Diluted earnings per share                $0.12              $0.25
                                          =====              =====

The Company had approximately seven million option shares outstanding at December 30, 2000, that were not included in the dilutive earnings per share calculation because they would have been antidilutive.


Note 10:   SEGMENT REPORTING

The Company presently identifies segments based on the products offered and the nature of customers, resulting in four reported business segments: Food Service, Consumer Products, International and Swine. Food Service includes fresh, frozen and value-added chicken products sold through domestic foodservice, specialty and commodity distributors who deliver to restaurants, schools and other accounts. Consumer Products include fresh, frozen and value-added chicken products sold through domestic retail markets for at-home consumption and through wholesale club markets targeted to small foodservice operators, individuals and small businesses. The Company's International segment markets and sells the full line of Tyson chicken products throughout the world. The Company's Swine segment includes feeder pig finishing and marketing of swine to regional and national packers. Other consists primarily of the Specialty Products group, the Prepared Foods group, the chicken breeding stock subsidiary and other corporate operating activities. Sales between reportable segments are recorded at cost. The Company measures segment profit as gross profit less selling expenses. Corporate overhead adjustments were included in the measurement of segment profit at December 30, 2000, but were not included in the measurement of segment profit at January 1, 2000. Total assets for each segment at December 30, 2000 approximate those at September 30, 2000.

Information on segments and a reconciliation to income before taxes on income and minority interest are as follows:

                                                 (In millions)
                                              Three Months Ended
                                              __________________
                                           December 30,   January 1,
                                              2000           2000
Sales:                                     ____________   __________

Food Service                                $  802         $  825
Consumer Products                              529            538
International                                  187            188
Swine                                           38             32
Other                                          187            196
                                            ______         ______

Total Sales                                 $1,743         $1,779
                                            ======         ======

Segment Profit:

Food Service                                 $  37          $  70
Consumer Products                               38             53
International                                    2             24
Swine                                            -             (1)
Other                                           43             21
                                              ____           ____
Total Segment Profit                           120            167

Other Operating Expenses                        52             44

Other Expense (Income)                          27             31
                                             _____          _____
Income Before Taxes on Income
    and Minority Interest                    $  41          $  92
                                             =====          =====

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations

RESULTS OF OPERATIONS

Earnings for the first quarter of fiscal 2001 were $27 million or $0.12 per share compared to $57 million or $0.25 per share for the first quarter of fiscal 2000.

First Quarter Fiscal 2001 vs. First Quarter Fiscal 2000

Sales for the first quarter of fiscal 2001 decreased 2% from the same period of fiscal 2000, with a 4.9% decrease in volume. The decreases in price and volume were partially offset by an improved product mix. The oversupply of chicken in the market has continued to negatively impact sales prices. In November 1999, in response to the oversupply of chicken, the Company initiated a 3% cut in the number of chickens produced and since then has maintained a reduced production level.

Breast meat commodity market prices continue to be pressured by an oversupply of chicken and average prices for the quarter ended December 30, 2000, were 12% lower than the same quarter last year. This situation not only continues to adversely affect the average sales prices and margins of many of the Company's core value-added products, but also offsets much of the benefits of the Company's focused shift to value-added products targeted to reduce the amount of raw material being sold to non-integrated further processors.

Food Service first quarter sales decreased $23 million or 2.8% from the same period last year, with a 7.9% decrease in volume partially offset by a 5.6% increase in average sales prices due to product mix changes. Segment profit for Food Service, defined as gross profit less selling expenses, decreased $33 million from the same period last year primarily due to lower market prices and product mix changes.

Consumer Products first quarter sales decreased $9 million or 1.7% from the same period last year, with a 3.4% decrease in average sales prices partially offset by a 1.8% increase in volume. Consumer Products segment profit decreased $15 million from the same period last year primarily due to lower market prices.

International first quarter sales were comparable to the same period last year, with a 15.5% decrease in volume primarily offset by an 18.2% increase in average sales prices. International segment profit decreased $22 million from the same period last year with $9 million related to the lingering effect of Exotic Newcastle disease on Tyson de Mexico and the remainder due to lower volumes and a change in product mix. International sales volume was negatively impacted by severe weather that slowed movement of product to port, the loading and shipment of product at the port and the production of product at Company locations.

Swine first quarter sales increased $6 million or 18.8% over the same period last year, with a 17.9% increase in average sales prices and a 0.6% increase in volume. Swine segment profit improved slightly over the same period last year due to the increase in average sales prices.

Other first quarter sales decreased $9 million or 4.6% from the same period last year primarily due to a decrease in Prepared Foods sales. Other consists primarily of the Specialty Products group, the Prepared Foods group, the chicken breeding stock subsidiary and other corporate operating activities.

Cost of sales increased 1.2% for the first quarter of fiscal 2001 as compared to the same period last year. As a percent of sales, cost of sales was 85.0% for the first quarter of fiscal 2001 compared to 82.4% for the same period last year. The increase in cost of sales, as a percent of sales, is primarily due to lower market prices, product mix changes and higher grain costs.

Operating expenses increased 1.3% for the first quarter of fiscal 2001 over the same period last year. Selling expense, as a percent of sales, was 8.1% for the first quarter of fiscal 2001 and 8.2% for the first quarter of fiscal 2000. Total selling expenses have decreased primarily due to decreased storage costs resulting from reduced inventories from the same period last year. General and administrative expense, as a percent of sales, was 2.5% in the first quarter of fiscal 2001 and 2.0% in the first quarter of fiscal 2000. The increase in general and administrative expense is primarily due to litigation costs related to ongoing employee practice matters and other corporate overhead costs. Amortization expense, as a percent of sales, was 0.5% in the first quarter of fiscal 2001 and fiscal 2000.

Interest  expense  decreased  7.6% for the first  quarter  of  fiscal  2001 compared  to  the same period last year primarily as a result  of  a  13.6%
decrease in the Company's average indebtedness over the same period last year. Short-term rates were slightly higher than last year and the overall weighted average borrowing rate increased to 7.0% compared to 6.6% last year.

The effective income tax rate for the first quarter of fiscal 2001 was 34.8% compared to 35.6% for the same period last year primarily due to a decrease in foreign subsidiary earnings effective tax rate.


FINANCIAL CONDITION

For  the  three  months  ended December 30, 2000, net  cash  totaling  $123 million was provided by operating activities. Operations provided $101 million in cash and $22 million was provided by net changes in receivables, inventories, payables and other items. The Company used cash from operations and proceeds of $21 million from asset disposals to fund $47 million of property, plant and equipment additions, to pay down total debt by $77 million and to repurchase $18 million of the Company's Class A common stock in the open market. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities. Capital spending for fiscal 2001 is expected to be in the range of $230-250 million.

At December 30, 2000, working capital was $725 million compared to $690 million at 2000 fiscal year-end, an increase of $35 million. The current ratio at December 30, 2000 was 1.9 to 1 compared to 1.8 to 1 at September 30, 2000. Working capital and the current ratio have increased since year-end primarily due to a decrease in current portion of long-term debt. At December 30, 2000, total debt was 40.2% of total capitalization compared to 41.5% at September 30, 2000. The Company's foreseeable cash needs for operations and capital expenditures will continue to be met through cash flows from operations and borrowings supported by existing credit facilities as well as additional credit facilities which the Company believes are available.

The Company has an unsecured revolving credit agreement totaling $1 billion which supports the Company's commercial paper program. This $1 billion facility expires in May 2002. At December 30, 2000, $234 million in commercial paper and $20 million of revolver was outstanding under this $1 billion facility. Additional outstanding debt at December 30, 2000, consisted of $830 million of public debt, $107 million of institutional notes, $150 million in leveraged equipment loans, $50 million of short-term notes payable and $74 million of other indebtedness. The Company may use funds borrowed under its revolving credit facilities, commercial paper program or through the issuance of additional debt securities from time to time in the future to finance acquisitions as opportunities may arise, to refinance other indebtedness or capital leases of the Company and for other general corporate purposes. The revolving credit agreement and notes contain various covenants, the more restrictive of which require maintenance of a minimum net worth, current ratio, cash flow coverage of interest and a maximum total debt-to-capitalization ratio. The Company is in compliance with these covenants at December 30, 2000.

On December 4, 2000, the Company announced an offer to acquire all outstanding common stock of IBP, inc. (IBP) through transaction in which IBP shareholders would receive $26.00 for each share of IBP common stock, with 50% of the consideration in cash and 50% in Tyson Class A common stock. On December 12, 2000, the Company commenced a formal cash tender offer for 50.1% of IBP common stock at $26.00 per share. On December 28, 2000, the Company announced that it had increased its offer to acquire IBP to $27.00 per share. The Company also announced that it was prepared to commence an exchange offer for all shares not purchased in the cash tender offer promptly after the Company signed a merger agreement with IBP. The cash tender offer was scheduled to expire on January 10, 2001.

On January 1, 2001, the Company announced it had signed a definitive merger agreement with IBP pursuant to which IBP shareholders would receive $30.00 for each share of IBP common stock. The Company also announced that it would commence the exchange offer pursuant to which it would offer to exchange, for each outstanding IBP share not owned by Tyson after completion of the cash tender offer, a number of shares of Tyson Class A common stock having a value of $30.00, so long as the average per share price of Tyson Class A common stock during the fifteen trading day period ending on the second trading day before the expiration date of the exchange offer is at least $12.60 and no more than $15.40. This $30.00 value is subject to change if the average per share price of Tyson Class A common stock is not in that range and the value that an IBP shareholder would receive would be proportionately changed. Assuming the average per share price is less than or equal to $12.60, the Company will issue approximately 126 million shares of Tyson Class A common stock in the transaction.

Assuming the average per share price is more than or equal to $15.40, the Company will issue approximately 103 million shares of Tyson Class A common stock in the transaction. The total consideration to be paid to IBP shareholders in cash and Tyson Class A common stock is approximately $3.2 billion with an additional assumption of approximately $1.5 billion in IBP debt.

IBP is a leading beef and pork producer headquartered in Dakota Dunes, South Dakota which had sales of approximately $14 billion for the fiscal year ended December 25, 1999 and approximately $12 billion for the nine months ended September 23, 2000.

Effective January 12, 2001, the Company entered into a new 364-day revolving credit agreement which provides for an aggregate financing commitment of up to $2.5 billion. This new facility, when combined with the Company's existing $1 billion revolving credit facility described above, will support the issuance of a total of up to $3.5 billion in commercial paper. The combined additional financing availability provided by these facilities will be used to fund the approximately $1.8 billion cash purchase price for the Company's acquisition of IBP and to repay certain of IBP's indebtedness. It is currently anticipated that the Company will seek to refinance all or a portion of the commercial paper borrowings supported by this facility through the issuance of public debt securities. However, the decision whether or not to effect such refinancing and the timing of such refinancing will depend on a number of factors, including market conditions, interest rates and interest rate spreads and the availability of alternative financing.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following:
(i) fluctuations in the cost and availability of raw materials, such as feed grain costs; (ii) changes in the availability and relative costs of labor and contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) risks associated with effectively evaluating derivatives and hedging activities; (viii) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety laws; (ix) adverse results from ongoing litigation; (x) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (xi) the effect of, or changes in, general economic conditions.

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

There have been no significant changes in market risk or market risk factors since the 2000 annual report to shareholders.

                        PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           Refer to information under Part I., Item 1. Notes to
           Consolidated Condensed Financial Statements,
           Note 7: Contingencies.


Item 2.    Changes in Securities and Use of Proceeds

           Not Applicable


Item 3.    Defaults Upon Senior Securities

           Not Applicable


Item 4.    Submission of Matters to a Vote of Security Holders

The following directors were elected at the annual meeting of shareholders held January 12, 2001:

DIRECTORS                      VOTES FOR           VOTES WITHHELD
_________                      _________           ______________

Barbara Allen                 1,125,769,979            4,158,764
Lloyd V. Hackley              1,125,895,965            4,032,778
Gerald M. Johnston            1,125,898,381            4,030,362
David A. Jones                1,125,775,144            4,153,599
Jim Kever                     1,125,774,734            4,154,009
Shelby D. Massey              1,120,761,637            9,167,106
Joe F. Starr                  1,125,880,546            4,048,197
Leland E. Tollett             1,125,897,039            4,031,704
Barbara A. Tyson              1,120,051,380            9,877,363
Don Tyson                     1,121,931,252            7,997,491
John H. Tyson                 1,120,035,177            9,893,566
Donald E. Wray                1,125,896,689            4,032,054

A shareholder proposal by the General Board of Pension and Health Benefits of the United Methodist Church was defeated by a vote of 8,395,963 votes for the proposal and 1,086,242,053 votes against the proposal and 4,942,266 abstentions.

A Company proposal to approve the 2000 Stock Incentive Plan was passed by a vote of 1,081,335,542 votes for the proposal and 17,828,985 votes against the proposal and 415,755 abstentions.

No other items were voted on at the annual meeting of shareholders or during the quarter ended December 30, 2000.


Item 5.    Other Information

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

The Company did not file any Current Reports on Form 8-K for the quarter ended December 30, 2000.

                               EXHIBIT INDEX
The following exhibits are filed with this report.

Exhibit No.                                                          Page
-----------                                                          ----
2.1      Agreement and Plan of Merger dated as of January 1,  2001
         among  the  Company,  IBP,  inc.  and  Lasso  Acquisition
         Corporation.                                                24-94

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

10.1     Credit  Agreement, including all exhibits thereto,  dated
         as  of  January  12, 2001, by and among the  Company,  as
         Borrower,   The   Chase   Manhattan   Bank    N.A.,    as
         Administrative Agent, Merrill Lynch Capital  Corporation,
         as   Syndication   Agent,  Suntrust   Banks,   Inc.,   as
         Documentation Agent, and other banks party thereto.         95-194

10.2     Issuing  and Paying Agency Agreement dated as of  January
         12,  2001,  between the Company and The  Chase  Manhattan
         Bank N.A.                                                  195-203

10.3     Commercial  Paper Dealer Agreement dated  as  of  January
         12,  2001,  between  the  Company  and  Banc  of  America
         Securities LLC.                                            204-225

10.4     Commercial  Paper Dealer Agreement dated  as  of  January
         12,  2001,  between the Company and Credit  Suisse  First
         Boston Corporation.                                        226-247

10.5     Commercial  Paper Dealer Agreement dated  as  of  January
         12,  2001,  between the Company and Merrill  Lynch  Money
         Markets Inc., as Dealer for Notes with maturities  up  to
         270 days, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer for Notes with maturities over
         270 days up to 365 days.                                   248-270

10.6     Commercial  Paper Dealer Agreement dated  as  of  January
         12,  2001,  between  the Company and  SunTrust  Equitable
         Securities Corporation.                                    271-293

10.7     Commercial  Paper Dealer Agreement dated  as  of  January
         12,   2001,   between  the  Company   and   J.P.   Morgan
         Securities, Inc.                                           294-311

10.8     Commercial  Paper Dealer Agreement dated  as  of  January
         12, 2001, between the Company and Chase Securities Inc.    312-329

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TYSON FOODS, INC.

Date: February 13, 2001            /s/ Steven Hankins
      -----------------            ----------------------------
                                   Steven Hankins
                                   Executive Vice President and
                                     Chief Financial Officer


Date: February 13, 2001            /s/ Rodney S. Pless
      -----------------            ----------------------------
                                   Rodney S. Pless
                                   Vice President, Controller and
                                    Chief Accounting Officer