Form 10-Q
period 2001-03-31
TYSON FOODS INC
filed 2001-05-08
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

        OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _________to________

 0-3400
(Commission File Number)

TYSON FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-0225165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2210 West Oaklawn Drive, Springdale, Arkansas	72762-6999
(Address of principal executive offices)	(Zip Code)

(501) 290-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes [X]      No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
March 31, 2001.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value	119,471,236
Class B Common Stock, $0.10 Par Value	102,645,048

TYSON FOODS, INC.
INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Income for the Three Months and Six Months Ended March 31, 2001 and April 1, 2000	3

Consolidated Condensed Balance Sheets March 31, 2001 and September 30, 2000	4

Consolidated Condensed Statements of Cash Flows for the Six Months Ended March 31, 2001 and April 1, 2000	5

Notes to Consolidated Condensed Financial Statements	6-14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 3. Quantitative and Qualitative Disclosure About Market Risks	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Changes in Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	21

EXHIBIT INDEX	22

SIGNATURES	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2001	2000	2001	2000

Sales	$1,827.5	$1,790.8	$3,570.8	$3,569.5
Cost of Sales	1,611.2	1,493.5	3,093.7	2,959.1
	216.3	297.3	477.1	610.4
Operating Expenses:
Selling	139.1	140.9	279.8	286.9
General and administrative	45.7	56.5	89.3	92.2
Amortization	8.5	8.6	16.9	17.1
Operating Income	23.0	91.3	91.1	214.2
Other Expense (Income):
Interest	28.8	29.8	55.3	58.5
Foreign currency exchange	(0.1)	(0.8)	0.9	(0.2)
Other	4.3	1.1	4.1	2.7
Income (Loss) Before Income Taxes And Minority Interest	(10.0)	61.2	30.8	153.2
Provision (Benefit) for Income Taxes	(3.5)	21.8	10.7	54.6
Minority Interest	(0.5)	3.7	(0.8)	5.9
Net Income (Loss)	$ (6.0)	$ 35.7	$ 20.9	$ 92.7
	===	===	===	===

Basic Average Shares Outstanding	221.4	225.7	222.2	226.8
	====	====	====	====
Basic Earnings (Loss) Per Share	$(0.03)	$0.16	$0.09	$0.41
	====	====	====	====
Diluted Average Shares Outstanding	221.4	225.7	222.6	227.0
	====	====	====	====
Diluted Earnings (Loss) Per Share	$(0.03)	$0.16	$0.09	$0.41
	====	====	====	====
Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.080	$0.080
Class B	$0.036	$0.036	$0.072	$0.072

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions except per share amounts)
	March 31,	September 30,
	2001	2000
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$ 83.5	$ 42.9
Accounts receivable, net of allowance	502.5	508.0
Inventories	958.5	965.1
Other current assets	58.6	47.3
Total Current Assets	1,603.1	1,563.3
Net Property, Plant, and Equipment	2,092.3	2,140.9
Excess of Investments over Net Assets Acquired	921.6	936.8
Other Assets	254.0	200.0
Total Assets	$4,871.0	$4,841.0
	======	=====
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 81.8	$ 61.6
Current portion of long-term debt	73.1	122.7
Trade accounts payable	327.4	333.3
Accrued compensation and benefits	121.6	103.7
Other current liabilities	266.0	251.5
Total Current Liabilities	869.9	872.8
Long-Term Debt	1,447.6	1,356.8
Deferred Income Taxes	366.7	384.8
Other Liabilities	48.1	51.1
Shareholders' Equity:
Common stock ($.10 par value):
Class A-Authorized 900 million shares;
issued 138 million shares at
March 31, 2001 and September 30, 2000	13.8	13.8
Class B-Authorized 900 million shares;
issued 103 million shares at
March 31, 2001 and September 30, 2000	10.3	10.3
Capital in excess of par value	734.6	734.6
Retained earnings	1,719.6	1,715.7
Accumulated other comprehensive loss	(17.6)	(4.7)
	2,460.7	2,469.7
Less treasury stock, at cost-
18 million shares at March 31, 2001 and
16 million shares at September 30, 2000	314.6	284.5
Less unamortized deferred compensation	7.4	9.7
Total Shareholders' Equity	2,138.7	2,175.5
Total Liabilities and Shareholders' Equity	$4,871.0	$4,841.0
	=====	=====

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)
	Six Months Ended
	March 31,	April 1,
	2001	2000
Cash Flows from Operating Activities:
Net income	$ 20.9	$ 92.7
Adjustments to reconcile net income to cash
Provided by operating activities:
Depreciation	130.8	126.7
Amortization	16.9	17.1
Amortization of deferred compensation	2.3	-
Provision for doubtful accounts	0.7	28.4
Foreign currency exchange	0.9	(0.2)
Minority interest	(0.8)	5.9
Deferred income taxes	(15.9)	(18.4)
Loss on dispositions of assets	3.9	3.0
Decrease in accounts receivable	5.9	67.9
Decrease in inventories	0.6	1.2
Decrease in trade accounts payable	(5.9)	(53.4)
Increase in accrued compensation and benefits	17.9	8.5
Net change in other current assets
and other current liabilities	(6.6)	19.5
Cash Provided by Operating Activities	171.6	298.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(106.8)	(94.3)
Proceeds from disposition of assets	24.3	1.7
Investment in note receivable	(66.5)	-
Net change in other assets and other liabilities	4.2	(4.1)
Cash Used for Investing Activities	(144.8)	(96.7)
Cash Flows from Financing Activities:
Net change in notes payable	20.2	(43.9)
Proceeds from long-term debt	109.2	82.9
Repayments of long-term debt	(69.0)	(172.2)
Purchases of treasury shares	(30.1)	(50.5)
Dividends	(17.0)	(17.4)
Other	-	1.0
Cash Provided by (Used for) Financing Activities	13.3	(200.1)
Effect of Exchange Rate Change on Cash	0.5	(1.1)
Increase in Cash and Cash Equivalents	40.6	1.0
Cash and Cash Equivalents at Beginning of Period	42.9	30.3
Cash and Cash Equivalents at End of Period	$ 83.5	$ 31.3
See accompanying notes.	====	====

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1:   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended September 30, 2000. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2001 and September 30, 2000, the results of operations for the three months and six months ended March 31, 2001 and April 1, 2000 and cash flows for the six months ended March 31, 2001 and April 1, 2000. The results of operations for the three months and six months ended and cash flows for the six months ended March 31, 2001 and April 1, 2000 are not necessarily indicative of the results to be expected for the full year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission. SAB 101A was released on March 24, 2000, and delayed for one fiscal quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999, and March 15, 2000. Since the issuance of SAB 101 and SAB 101A, the staff received requests from a number of groups asking for additional time to determine the effect, if any, on registrant's revenue recognition practices. SAB 101B, issued June 26, 2000, further delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management believes the adoption of SAB 101 in fiscal 2001 will not have a material impact on its financial position or results of operations.

In September 2000, the Emerging Issues Task Force (EITF) released Issue 00-10, Accounting for Shipping and Handling Fees and Costs, which provides guidance on the classification of amounts billed and incurred for shipping and handling in the income statement. The Task Force concluded that all shipping and handling billings to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, should be classified as revenue. The EITF concluded that significant shipping and handling costs not included in cost of sales should be disclosed as to amount of such costs and classification on the income statement. The issue requires implementation in the fourth quarter of a registrant's fiscal year beginning after December 15, 1999. Management is currently evaluating the effect of this release on the Company's financial statement presentation.

In April 2001, the EITF released Issue 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which provides guidance on the classification of payments such as slotting fees and cooperative advertising in the income statement. The Task Force concluded these payments to be a reduction to the selling prices of the vendor's products and, therefore, should be classified as a reduction of revenue in the vendor's income statement, instead of as an expense. The issue is effective for fiscal quarters beginning after December 15, 2001. Management is currently evaluating the effect of this release on the Company's financial statement presentation.

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods to conform to current presentations.

Note 2:   DERIVATIVE FINANCIAL INSTRUMENTS

On October 1, 2000, the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings.

The adoption of SFAS No. 133 on October 1, 2000, resulted in the cumulative effect of an accounting change loss of approximately $5.5 million after-tax ($8.6 million pre-tax) being charged to other comprehensive income (loss).

The Company uses derivatives to moderate the financial and commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. The Company also enters into interest rate swap agreements to adjust the proportion of total long-term debt and leveraged equipment loans that are subject to variable interest rates. Under these interest rate swaps, the Company agrees to pay a fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times the same notional principal amount. These interest rate swaps are considered to be a hedge against changes in the amount of future cash flows associated with the Company's variable rate interest payments.

All of the Company's derivatives that are designated as hedges at March 31, 2001, are designated as cash flow hedges (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk). The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for commodity hedges when the chickens that consumed the hedged grain are sold and for interest rate swaps as the underlying debt is paid down). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. No ineffectiveness was recognized on cash flow hedges during the second quarter or six months of fiscal 2001. The Company expects that the after-tax losses, net of gains, totaling approximately $6.9 million recorded in other comprehensive income (loss) at March 31, 2001, related to commodity hedges, will be recognized within the next twelve months. The Company expects that the after-tax loss totaling approximately $2.3 million recorded in other comprehensive income (loss) at March 31, 2001, associated with interest rate swaps, that will be recognized within the next twelve months will not be significant; however, the amount will be recognized by September 2007, which coincides with when the related debt matures.

Derivative liabilities totaling approximately $3.6 million related to interest rate swap agreements, with a notional amount of $101.4 million, are recorded in other current liabilities on the Consolidated Condensed Balance Sheets at March 31, 2001. The fair value of interest rate swaps is based on individual market values as calculated monthly using a published forward curve for the floating portion and the agreed upon fixed rate for the fixed portion of the interest rate swap agreement.

Derivative assets and derivative liabilities relating to commodity hedges are recorded in other current assets and other current liabilities on the Consolidated Condensed Balance Sheets at March 31, 2001. Fair values for these contracts are based on quoted market prices. Hedged commodity contracts held by the Company at March 31, 2001, consisted of long positions in corn with a notional amount of 44.6 million bushels and fair value that was a derivative liability of $5.4 million; long positions in soybean oil with a notional amount of 17.0 million cwt and fair value that was a derivative asset of $0.1 million; long positions in soybean meal with a notional amount of 24.4 thousand tons and fair value that was a derivative liability of $0.2 million. These hedging positions expire at various dates through August 2001.

Commodity contracts held by the Company at September 30, 2000, consisted of long positions in corn with a notional amount of 17.1 million bushels and fair value totaling $9.1 million. The Company had interest rate swap agreements with a notional amount of $110 million and fair value of $0.5 million at September 30, 2000.

The Company holds certain commodity futures contracts in the regular course of business to manage its exposure against commodity price fluctuations on anticipated purchases of raw materials. The contracts are generally for short durations of nine months or less. Although these instruments are economic hedges, the Company did not designate these contracts as hedges for accounting purposes. As a result, the Company marks these contracts to market and recognizes the change through earnings in accordance with accounting literature. At March 31, 2001, derivatives that were not designated as hedges consisted of long positions in corn with a notional amount of 47.0 million bushels, resulting in a second quarter mark to market charge to cost of sales of $4.6 million and the recognition of a derivative liability of $4.6 million.

Note 3:   SUPPLEMENTAL INFORMATION

The following table sets forth supplemental cash flow information for the six months ended (in millions):

	March 31,	April 1,
	2001	2000
Cash paid during the period for:
Interest	$56.0	$55.1
Income Taxes	$40.8	$47.0

Note 4:   INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of the following (in millions):

	March 31,	September 30,
	2001	2000

Dressed and further-processed products	$432.5	$460.0
Live chickens	313.1	291.1
Live swine	70.3	75.0
Hatchery eggs and feed	69.2	67.1
Supplies	73.4	71.9
Total Inventory	$958.5	$965.1
	=====	=====

Note 5:   PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows
(in millions):

	March 31,	September 30,
	2001	2000

Land	$ 62.1	$ 61.3
Buildings and leasehold improvements	1,297.7	1,290.7
Machinery and equipment	2,268.8	2,218.9
Land improvements and other	112.6	110.5
Buildings and equipment under construction	92.3	103.0
	3,833.5	3,784.4
Less accumulated depreciation	1,741.2	1,643.5
Net property, plant and equipment	$2,092.3	$2,140.9
	=====	=====

Note 6:   LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	March 31,	September 30,
	2001	2000

Commercial paper	$ 362.9	$ 260.0
(5.5% effective rate at March 31, 2001 and
6.7% effective rate at September 30, 2000)
Debt securities:
6.75% notes	149.5	149.4
6.625% notes	149.6	149.6
6.39-6.41% notes	-	50.0
6% notes	148.2	147.7
7% notes	146.5	146.3
7% notes	236.6	236.5
Institutional notes:
10.61% notes	53.1	53.1
10.84% notes	50.0	50.0
11.375% notes	4.2	8.5
Leveraged equipment loans	146.2	154.5
(rates ranging from 4.7% to 6.0%)
Other	73.9	73.9
Total debt	$1,520.7	$1,479.5
Less current maturities	(73.1)	(122.7)
Total long-term debt	$1,447.6	$1,356.8
	=====	=====

Additionally, the Company had short-term notes payable totaling $81.8 million and $61.6 million at March 31, 2001 and September 30, 2000, respectively.

The revolving credit agreement and notes contain various covenants, the more restrictive of which require maintenance of a minimum net worth, current ratio, cash flow coverage of interest and a maximum total debt-to-capitalization ratio. The Company is in compliance with these covenants at March 31, 2001.

On January 12, 2001, the Company, in connection with the then pending acquisition of IBP, entered into a new 364-day revolving credit agreement which provided for an aggregate financing commitment of up to $2.5 billion. Subsequently, this agreement terminated on March 30, 2001 and is no longer effective.

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

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox v. Tyson) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit generally alleges that (i) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (ii) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company. At filing 159 current and/or former employees consented to join the lawsuit and, to date, approximately 5,000 consents have been filed with the court. Discovery in this case is ongoing. A hearing was held on March 6, 2000, to consider the plaintiff's request for collective action certification and court-supervised notice. No decision has been rendered. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case; however, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

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

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox v. Tyson in that the employees claim violations of the Fair Labor Standards Act for allegedly failing to pay for time taken to put on, take off, and sanitize certain working supplies. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plants in New Holland, Pennsylvania. Currently, there are approximately 400 additional current or former employees who have filed consents to join the lawsuit. The Court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities, but the class has not been ordered certified. The Company believes it has substantial defenses to the claims made and intends to defend the case vigorously; however, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

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

On October 17, 2000, a Washington County (Arkansas) Chancery Court awarded the Company approximately $20 million in its lawsuit alleging trade secret misappropriation by ConAgra, Inc. and ConAgra Poultry Company. Subsequently, on December 4, 2000, as a result of an opinion issued by the Arkansas Supreme Court, the Chancery Court reversed its finding that the Company's nutrient profile was a trade secret and reversed the jury's $20 million verdict against the ConAgra entities. On January 3, 2001, the Company filed a notice of appeal appealing the Chancery Court's reversal of the trade secret determination and of the jury verdict. This appeal is still pending.

Tyson vs. IBP

On January 1, 2001, the Company announced it had signed a definitive merger agreement (the "Merger Agreement") with IBP, inc. (IBP) pursuant to which the Company would acquire all of the outstanding shares of IBP. On March 29, 2001, the Company filed an action in the Arkansas Chancery Court of Washington County (the "Arkansas Court") against IBP alleging that IBP had fraudulently induced the Company to enter into the Merger Agreement and seeking rescission thereof. On March 30, 2001, IBP answered an amended complaint in the Delaware Court of Chancery (the "Delaware Court") brought by IBP shareholders alleging breaches of fiduciary duty by IBP directors. In its answer, IBP also asserted cross claims against the Company for specific performance and a declaratory judgment that the Company was not entitled to rescind or terminate the Merger Agreement. On March 30, 2001, the Delaware Court set a trial date of May 14, 2001 and ordered an expedited discovery schedule. On April 2, 2001, IBP amended its answer to add another cross claim against the Company for alleged breach of a confidentiality agreement dated as of December 4, 2000 (the "Confidentiality Agreement").

On April 5, 2001, Tyson amended its complaint in the Arkansas Court to add a count requesting a declaratory judgment on the following points: (i) IBP fraudulently induced Tyson to enter into the Merger Agreement; (ii) IBP engaged in constructive fraud concerning its financial condition; (iii) the Merger Agreement is not valid or enforceable; (iv) the Merger Agreement should be rescinded; (v) IBP has breached representations and warranties in the Merger Agreement; and (vi) Tyson has validly terminated the Merger Agreement.

On April 16, 2001, Tyson amended its complaint in the Arkansas Court a second time to add a count against IBP for breach of contract. On April 16, 2001, the Arkansas Court set a trial date of May 14, 2001 and ordered that discovery be expedited.

On April 18, 2001, the Delaware Court denied the Company's motion to dismiss or stay IBP's cross claims in favor of the Company's action in the Arkansas Court. On April 20, 2001, the Delaware Court entered an order temporarily restraining Tyson from prosecuting or proceeding with its action in the Arkansas Court. On April 23, 2001, the Company answered IBP's cross claims and filed a counterclaim (the "Counterclaim") against IBP in the Delaware Court. The Counterclaim alleges numerous claims against IBP, including the following: (i) Tyson was fraudulently induced to enter into the Merger Agreement, which should be rescinded; (ii) IBP would be unjustly enriched if it were allowed to retain funds advanced by Tyson for IBP to pay a related termination fee to a management group; and (iii) IBP has breached the Merger Agreement, and Tyson properly terminated the Merger Agreement because of IBP's breaches.  On May 3, 2001, the Company amended its Counterclaim in the Delaware Court to add claims against IBP for negligent misrepresentation, material misrepresentation and mistake of contract.

Expedited discovery is ongoing in both actions. The Company intends to prosecute vigorously its own claims against IBP and to defend itself against IBP's cross claims.

Note 8:   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2000	2000	2001	2000
Net Income (Loss)	$ (6.0)	$35.7	$20.9	$92.7
Other Comprehensive Income (Loss)
Currency Translation Adjustment	(1.6)	0.6	(0.8)	(1.7)
Unrealized Gain (Loss) on Investments	(2.9)	-	(2.9)	-
Cumulative Effect of SFAS No. 133
Adoption	-	-	(5.5)	-
Derivative Unrealized Gain (Loss)	(9.0)	-	(5.6)	-
Derivative Loss Recognized in Cost of Sales	1.3	-	1.9	-
Total Comprehensive Income (Loss)	$(18.2)	$36.3	$ 8.0	$91.0
	====	====	====	====

Other comprehensive income (loss) is net of tax expense (benefit) of $(6.6) million and $0.2 million for the three months and $(7.2) million and $(0.6) million for the six months ended March 31, 2001 and April 1, 2000, respectively.

Note 9:   EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2001	2000	2001	2000
Numerator:
Net income (loss)	$(6.0)	$35.7	$20.9	$92.7
	====	====	====	====
Denominator:
Denominator for basic earnings (loss) per share-
Weighted average shares	221.4	225.7	222.2	226.8
Effect of dilutive securities:
Restricted stock	-	-	0.4	0.2
Denominator for diluted earnings (loss) per share-
Adjusted weighted average shares
and assumed conversions	221.4	225.7	222.6	227.0
	====	====	====	====
Basic earnings (loss) per share	$(0.03)	$0.16	$0.09	$0.41
	====	====	====	====
Diluted earnings (loss) per share	$(0.03)	$0.16	$0.09	$0.41
	====	====	====	====

The Company's option shares outstanding at March 31, 2001, that were antidilutive were not included in the dilutive earnings (loss) per share calculation for the second quarter and six months. Additionally, the Company's restricted shares outstanding at March 31, 2001, that were antidilutive were not included in the dilutive earnings (loss) per share calculation for the second quarter.

Note 10:   SEGMENT REPORTING

The Company presently identifies segments based on the products offered and the nature of customers, resulting in four reported business segments: Food Service, Consumer Products, International and Swine. Food Service includes fresh, frozen and value-added chicken products sold through domestic foodservice, specialty and commodity distributors who deliver to restaurants, schools and other accounts. Consumer Products include fresh, frozen and value-added chicken products sold through domestic retail markets for at-home consumption and through wholesale club markets targeted to small foodservice operators, individuals and small businesses. The Company's International segment markets and sells the full line of Tyson chicken products throughout the world. The Company's Swine segment includes feeder pig finishing and marketing of swine to regional and national packers. Other consists primarily of the Specialty Products group, the Prepared Foods group, the chicken breeding stock subsidiary and other corporate operating activities. Sales between reportable segments are recorded at cost. The Company measures segment profit as gross profit less selling expenses. Certain corporate overhead adjustments were included in the measurement of segment profit at March 31, 2001, but were not included in the measurement of segment profit at April 1, 2000. Total assets for each segment at March 31, 2001 approximate those at September 30, 2000.

Information on segments and a reconciliation to income (loss) before income taxes and minority interest are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2001	2000	2001	2000
Sales:
Food Service	$ 819.9	$ 813.1	$1,621.9	$1,637.9
Consumer Products	582.1	562.7	1,110.8	1,100.4
International	181.7	171.1	369.1	358.7
Swine	39.5	38.3	77.6	70.4
Other	204.3	205.6	391.4	402.1
Total Sales	$1,827.5	$1,790.8	$3,570.8	$3,569.5
	=======	======	======	======
Segment Profit:

Food Service	$ 18.0	$ 49.9	$ 54.8	$119.5
Consumer Products	14.0	39.3	52.1	92.4
International	(0.4)	19.8	2.1	44.1
Swine	1.9	6.5	1.9	5.5
Other	43.7	40.9	86.4	62.0
Total Segment Profit	$ 77.2	$156.4	$197.3	$323.5

Other Operating Expenses	54.2	65.1	106.2	109.3
Other Expense	33.0	30.1	60.3	61.0
Income (Loss) Before Income Taxes and Minority Interest	$(10.0)	$ 61.2	$ 30.8	$153.2
	====	===	===	====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Second Quarter of Fiscal 2001 vs. Second Quarter of Fiscal 2000

Results for the second quarter of fiscal 2001 were a net loss of $6.0 million or $0.03 loss per diluted share compared to net income of $35.7 million or $0.16 earnings per diluted share for the second quarter of fiscal 2000.

Sales for the second quarter of fiscal 2001 increased 2.0% from the same period of fiscal 2000, with a 2.1% increase in volume and a 0.1% decrease in price. The oversupply of chicken in the market has continued to negatively impact sales prices. In November 1999, in response to the oversupply of chicken, the Company initiated a 3% cut in the number of chickens produced and since then has maintained a reduced production level.

Food Service second quarter sales increased $6.8 million or 0.8% from the same period last year, with a 9.4% increase in average sales prices primarily due to a change in product mix offset by a 7.8% decrease in volume. The Company defines segment profit as gross profit less selling expenses. Segment profit for Food Service decreased $31.9 million from the same period last year primarily due to weather-related effects combined with higher grain and energy costs and product mix changes .

Consumer Products second quarter sales increased $19.4 million or 3.4% from the same period last year, with a 2.6% increase in average sales prices and a 0.8% increase in volume. Consumer Products segment profit decreased $25.3 million from the same period last year primarily due to weather-related effects combined with higher grain and energy costs and product mix changes. In addition, this segment experienced operating inefficiencies and inventory losses related to the previously announced product recall.

International second quarter sales increased $10.6 million or 6.2% from the same period last year, with a 12.2% increase in volume partially offset by a 5.3% decrease in average sales prices. International segment profit decreased $20.2 million from the same period last year due to weather-related effects combined with higher grain and energy costs and product mix changes. Included in the $20.2 million decrease is $12.0 million related to Tyson de Mexico, which in addition to higher energy costs, experienced operating inefficiencies following last year's outbreak of Exotic Newcastle disease.

Swine second quarter sales increased $1.2 million or 3.1% over the same period last year, with a 4.5% increase in volume partially offset by a 1.1% decrease in average sales prices. Swine segment profit decreased $4.6 million from the same period last year due to market changes.

Other second quarter sales decreased $1.3 million or 0.6% from the same period last year primarily due to a decrease in Prepared Foods sales. Other consists primarily of the Specialty Products group, the Prepared Foods group, the chicken breeding stock subsidiary and other corporate operating activities.

Cost of sales increased 7.9% for the second quarter of fiscal 2001 as compared to the same period last year. As a percent of sales, cost of sales was 88.2% for the second quarter of fiscal 2001 compared to 83.4% for the same period last year. The increase in cost of sales, as a percent of sales, is primarily due to weather-related effects, higher grain and energy costs, lower market prices and product mix changes.

Operating expenses decreased 6.2% for the second quarter of fiscal 2001 over the same period last year. Selling expense, as a percent of sales, was 7.6% for the second quarter of fiscal 2001 and 7.9% for the second quarter of fiscal 2000. Total selling expenses have decreased primarily due to decreased storage costs resulting from reduced inventories from the same period last year, as well as decreased sales promotions. General and administrative expense, as a percent of sales, was 2.5% in the second quarter of fiscal 2001 and 3.2% in the second quarter of fiscal 2000. The decrease in general and administrative expense is primarily due to $24.2 million in bad debt reserve recorded in the second quarter of fiscal 2000 resulting from the bankruptcy filing by AmeriServe partially offset by $8.5 million in costs recorded in the second quarter of fiscal 2001 related to the terminated acquisition of IBP. Amortization expense, as a percent of sales, was 0.5% in the second quarter of fiscal 2001 and fiscal 2000.

Interest expense decreased 3.4% for the second quarter of fiscal 2001 compared to the same period last year primarily as a result of a decrease in the Company's average indebtedness by $125.9 million over the same period last year. Short-term rates were slightly higher than last year and the overall weighted-average borrowing rate increased to 7.2% compared to 6.9% last year.

Other expense for the second quarter of fiscal 2001 includes a $3.8 million loss related to the sale of certain swine assets.

The effective income tax rate for the second quarter of fiscal 2001 was 35.4% compared to 35.6% for the same period last year primarily due to an decrease in foreign subsidiary earnings effective tax rate.

Six Months of Fiscal 2001 vs. Six Months of Fiscal 2000

Results for the six months ended March 31, 2001 were net income of $20.9 million or $0.09 earnings per diluted share compared to net income of $92.7 million or $0.41 earnings per diluted share for the six months ended April 1, 2000.

Sales for the six months of fiscal 2001 were comparable to the same period of fiscal 2000, with a 1.4% increase in average sales prices offset by a 1.4% decrease in volume. Breast meat commodity market prices continue to be pressured by an oversupply of chicken and average prices for the six months ended March 31, 2001, were 7.3% lower than the same period last year. This situation not only continues to adversely affect the average sales prices and margins of many of the Company's core value-added products, but also offsets much of the benefit of the Company's focused shift to value-added products targeted to reduce the amount of raw material being sold to non-integrated further processors.

Food Service six months sales decreased $16.0 million or 1.0% from the same period last year, with a 7.9% decrease in volume offset by a 7.5% increase in average sales prices primarily due to a change in product mix. The Company defines segment profit as gross profit less selling expenses. Segment profit for Food Service decreased $64.7 million from the same period last year primarily due to weather-related effects combined with higher grain and energy costs and product mix changes .

Consumer Products six months sales increased $10.4 million or 0.9% from the same period last year, with a 1.3% increase in volume partially offset by a 0.3% decrease in average sales prices. Consumer Products segment profit decreased $40.3 million from the same period last year primarily due to weather-related effects combined with higher grain and energy costs and product mix changes. In addition, this segment experienced operating inefficiencies and inventory losses related to the previously announced product recall.

International six months sales increased $10.4 million or 2.9% compared to the same period last year, with a 5.5% increase in average sales prices partially offset by a 2.5% decrease in volume. International segment profit decreased $42.0 million from the same period last year due to weather-related effects combined with higher grain and energy costs and product mix changes. Included in the $42.0 million decrease is $21.2 million related to Tyson de Mexico, which in addition to higher energy costs, experienced operating inefficiencies following last year's outbreak of Exotic Newcastle disease.

Swine six months sales increased $7.2 million or 10.2% over the same period last year, with a 7.6% increase in average sales prices and a 2.5% increase in volume. Swine segment profit decreased $3.6 million from the same period last year primarily due to market changes.

Other six months sales decreased $10.7 million or 2.7% from the same period last year primarily due to a decrease in Prepared Foods sales. Other consists primarily of the Specialty Products group, the Prepared Foods group, the chicken breeding stock subsidiary and other corporate operating activities.

Cost of sales increased 4.5% for the six months of fiscal 2001 as compared to the same period last year. As a percent of sales, cost of sales was 86.6% for the six months of fiscal 2001 compared to 82.9% for the same period last year. The increase in cost of sales, as a percent of sales, is primarily due to weather-related effects, higher grain and energy costs, lower market prices and product mix changes.

Operating expenses decreased 2.6% for the six months of fiscal 2001 over the same period last year. Selling expense, as a percent of sales, was 7.8% for the six months of fiscal 2001 and 8.0% for the six months of fiscal 2000. Total selling expenses have decreased primarily due to decreased storage costs resulting from reduced inventories from the same period last year, as well as decreased sales promotions. General and administrative expense, as a percent of sales, was 2.5% for the six months of fiscal 2001 and 2.6% for the six months of fiscal 2000. The decrease in general and administrative expense is primarily due to $24.2 million in bad debt reserve recorded in the second quarter of fiscal 2000 resulting from the bankruptcy filing by AmeriServe partially offset by increased litigation costs related to ongoing employee practice matters in the first quarter of fiscal 2001 and costs related to the terminated acquisition of IBP recorded in the second quarter of fiscal 2001. Amortization expense, as a percent of sales, was 0.5% for the six months of fiscal 2001 and fiscal 2000.

Interest expense decreased 5.5% for the six months of fiscal 2001 compared to the same period last year primarily as a result of a decrease in the Company's average indebtedness by $182.0 million from the same period last year. Short-term rates were slightly higher than last year and the overall weighted-average borrowing rate increased to 7.2% compared to 6.8% last year.

Other expense for the six months of fiscal 2001 includes a $3.8 million loss related to the sale of certain swine assets.

The effective income tax rate for the six months of fiscal 2001 was 34.7% compared to 35.6% for the same period last year primarily due to an decrease in foreign subsidiary earnings effective tax rate.

FINANCIAL CONDITION

For the six months ended March 31, 2001, net cash totaling $171.6 million was provided by operating activities. Operations provided $159.7 million in cash and $11.9 million was provided by net changes in working capital items. The Company used cash provided by operating activities and proceeds of $24.3 million from asset dispositions to fund $106.8 million of property, plant and equipment additions, to pay approximately $85 million in IBP related investments and expenses and to repurchase $30.1 million of the Company's Class A common stock in the open market. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities. Capital spending for fiscal 2001 is expected to be in the range of $230 to $250 million.

At March 31, 2001, working capital was $733.2 million compared to $690.5 million at 2000 fiscal year-end, an increase of $42.7 million. The current ratio at March 31, 2001 and September 30, 2000 was 1.8 to 1. Working capital has increased since year-end primarily due to an increase in cash and cash equivalents and a decrease in current portion of long-term debt. At March 31, 2001, total debt was 42.8% of total capitalization compared to 41.5% at September 30, 2000.

The Company has an unsecured revolving credit agreement totaling $1 billion which supports the Company's commercial paper program. This $1 billion facility expires in May 2002. At March 31, 2001, $362.9 million in commercial paper was outstanding under this $1 billion facility. Additional outstanding debt at March 31, 2001, consisted of $830.4 million of public debt, $107.3 million of institutional notes, $146.2 million in leveraged equipment loans, $81.8 million of short-term notes payable and $73.9 million of other indebtedness. The revolving credit agreement and notes contain various covenants, the more restrictive of which require maintenance of a minimum net worth, current ratio, cash flow coverage of interest and a maximum total debt-to-capitalization ratio. The Company is in compliance with these covenants at March 31, 2001. On January 12, 2001, the Company, in connection with the then pending acquisition of IBP, entered into a new 364-day revolving credit agreement which provided for an aggregate financing commitment of up to $2.5 billion. Subsequently, this agreement terminated on March 30, 2001 and is no longer effective.

The Company's foreseeable cash needs for operations, capital expenditures and future acquisitions are expected to continue to be met through cash flows provided by operating activities, borrowings supported by existing credit facilities, as well as additional credit facilities which the Company believes are available and through the issuance of additional debt securities from time to time.

Tyson vs. IBP

On January 1, 2001, the Company announced it had signed a definitive merger agreement (the "Merger Agreement") with IBP, inc. (IBP) pursuant to which the Company would acquire all of the outstanding shares of IBP. On March 29, 2001, the Company filed an action in the Arkansas Chancery Court of Washington County (the "Arkansas Court") against IBP alleging that IBP had fraudulently induced the Company to enter into the Merger Agreement and seeking rescission thereof. On March 30, 2001, IBP answered an amended complaint in the Delaware Court of Chancery (the "Delaware Court") brought by IBP shareholders alleging breaches of fiduciary duty by IBP directors. In its answer, IBP also asserted cross claims against the Company for specific performance and a declaratory judgment that the Company was not entitled to rescind or terminate ther Merger agreement. On March 30, 2001, the Delaware Court set a trial date of May 14, 2001 and ordered an expedited discovery schedule. On April 2, 2001, IBP amended its answer to add another cross claim against the Company for alleged breach of a confidentiality agreement dated as of December 4, 2000 (the "Confidentiality Agreement").

On April 5, 2001, Tyson amended its complaint in the Arkansas Court to add a count requesting a declaratory judgment on the following points: (i) IBP fraudulently induced Tyson to enter into the Merger Agreement; (ii) IBP engaged in constructive fraud concerning its financial condition; (iii) the Merger Agreement is not valid or enforceable; (iv) the Merger Agreement should be rescinded; (v) IBP has breached representations and warranties in the Merger Agreement; and (vi) Tyson has validly terminated the Merger Agreement.

On April 16, 2001, Tyson amended its complaint in the Arkansas Court a second time to add a count against IBP for breach of contract. On April 16, 2001, the Arkansas Court set a trial date of May 14, 2001 and ordered that discovery be expedited.

On April 18, 2001, the Delaware Court denied the Company's motion to dismiss or stay IBP's cross claims in favor of the Company's action in the Arkansas Court. On April 20, 2001, the Delaware Court entered an order temporarily restraining Tyson from prosecuting or proceeding with its action in the Arkansas Court. On April 23, 2001, the Company answered IBP's cross claims and filed a counterclaim (the "Counterclaim") against IBP in the Delaware Court. The Counterclaim alleges numerous claims against IBP, including the following: (i) Tyson was fraudulently induced to enter into the Merger Agreement, which should be rescinded; (ii) IBP would be unjustly enriched if it were allowed to retain funds advanced by Tyson for IBP to pay a related termination fee to a management group; and (iii) IBP has breached the Merger Agreement, and Tyson properly terminated the Merger Agreement because of IBP's breaches.  On May 3, 2001, the Company amended its Counterclaim in the Delaware Court to add claims against IBP for negligent misrepresentation, material misrepresentation and mistake of contract.

Expedited discovery is ongoing in both actions. The Company intends to prosecute vigorously its own claims against IBP and to defend itself against IBP's cross claims.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as feed grain costs; (ii) changes in the availability and relative costs of labor and contract growers; (iii) market conditions for finished products, including the supply and pricing of alternative proteins; (iv) effectiveness of advertising and marketing programs; (v) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (vi) risks associated with leverage, including cost increases due to rising interest rates; (vii) risks associated with effectively evaluating derivatives and hedging activities; (viii) changes in regulations and laws, including changes in accounting standards, environmental laws, occupational, health and safety laws; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) adverse results from ongoing litigation; (xi) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (xii) the effect of, or changes in, general economic conditions.

Item 3.   Quantitative and Qualitative Disclosure About Market Risks

Please refer to the Company's market risk disclosures set forth in the 2000 Annual Report filed on Form 10-K for a more detailed discussion of quantitative and qualitative disclosures about market risk. Except as discussed above, the Company's market risk disclosures have not changed significantly from the 2000 Annual Report.

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

No other items were voted on during the quarter ended March 31, 2001.

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.

EXHIBIT INDEX

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description	Page

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

TYSON FOODS, INC.

Date: May 8, 2001	/s/ Steven Hankins
Steven Hankins
Executive Vice President and
Chief Financial Officer

Date: May 8, 2001	/s/ Rodney S. Pless
Rodney S. Pless
Vice President, Controller and
Chief Accounting Officer