Form 10-Q
period 2001-06-30
TYSON FOODS INC
filed 2001-08-14
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value	118,017,114
Class B Common Stock, $0.10 Par Value	102,645,048

TYSON FOODS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Statements of Income for the Three Months and Nine Months Ended June 30, 2001 and July 1, 2000	3

Consolidated Condensed Balance Sheets June 30, 2001 and September 30, 2000	4

Consolidated Condensed Statements of Cash Flows for the Three Months and Nine Months Ended June 30, 2001 and July 1, 2000	5

Notes to Consolidated Condensed Financial Statements	6-18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19-25

Item 3. Quantitative and Qualitative Disclosure About Market Risks	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 2. Changes in Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits and Reports on Form 8-K	26

EXHIBIT INDEX	27
SIGNATURES	28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Sales	$1,894.0	$1,807.1	$5,464.8	$5,376.6
Cost of Sales	1,614.4	1,538.3	4,708.1	4,497.4
	279.6	268.8	756.7	879.2
Operating Expenses:
Selling	162.2	138.9	442.0	425.8
General and administrative	51.6	33.7	140.9	125.9
Amortization	8.4	8.4	25.3	25.5
Operating Income	57.4	87.8	148.5	302.0
Other Expense (Income):
Interest	25.8	28.8	81.1	87.3
Foreign currency exchange	(1.4)	1.8	(0.5)	1.6
Other	0.1	2.8	4.2	5.5
Income Before Income Taxes and Minority Interest	32.9	54.4	63.7	207.6
Provision for Income Taxes	11.6	19.6	22.3	74.2
Minority Interest	1.9	(5.7)	1.1	0.2
Net Income	$ 19.4	$ 40.5	$ 40.3	$ 133.2
	=====	=====	=====	=====

Basic Average Shares Outstanding	220.7	224.6	221.7	226.1
	====	====	====	====
Basic Earnings Per Share	$0.09	$0.18	$0.18	$0.59
	====	====	====	====

Diluted Average Shares Outstanding	221.7	225.0	222.3	226.4
	====	====	====	====
Diluted Earnings Per Share	$0.09	$0.18	$0.18	$0.59
	====	====	====	====
Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.120	$0.120
Class B	$0.036	$0.036	$0.108	$0.108

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions except per share amounts)
(Unaudited)

	June 30,	September 30,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$ 71.2	$ 42.9
Accounts receivable, net of allowance	527.8	508.0
Inventories	972.4	965.1
Other current assets	48.9	47.3
Total Current Assets	1,620.3	1,563.3
Net Property, Plant, and Equipment	2,127.7	2,140.9
Excess of Investments over Net Assets Acquired	930.2	936.8
Investments and Other Assets	311.2	200.0
Total Assets	$4,989.4	$4,841.0
	======	======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable	$ 29.5	$ 61.6
Current portion of long-term debt	16.4	122.7
Trade accounts payable	331.4	333.3
Accrued compensation and benefits	144.1	106.3
Other current liabilities	263.1	248.9
Total Current Liabilities	784.5	872.8
Long-Term Debt	1,614.0	1,356.8
Deferred Income Taxes	367.8	384.8
Other Liabilities	78.6	51.1
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-Authorized 900 million shares;
issued 138 million shares at June 30, 2001 and September 30, 2000	13.8	13.8
Class B-Authorized 900 million shares;
issued 103 million shares at June 30, 2001 and September 30, 2000	10.3	10.3
Capital in excess of par value	734.8	734.6
Retained earnings	1,730.5	1,715.7
Accumulated other comprehensive loss	(8.2)	(4.7)
	2,481.2	2,469.7
Less treasury stock, at cost-
20 million shares at June 30, 2001 and
16 million shares at September 30, 2000	330.3	284.5
Less unamortized deferred compensation	6.4	9.7
Total Shareholders' Equity	2,144.5	2,175.5
Total Liabilities and Shareholders' Equity	$4,989.4	$4,841.0
	=====	=====

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000
Cash Flows from Operating Activities:
Net income	$ 19.4	$ 40.5	$ 40.3	$ 133.2
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	66.0	65.4	196.8	192.1
Amortization	8.4	8.4	25.3	25.5
Provision for doubtful accounts	(1.4)	(4.2)	(0.7)	24.2
Minority interest	1.9	(5.7)	1.1	0.2
Deferred income taxes	(8.8)	51.0	(24.7)	32.6
Other	(1.5)	2.2	5.6	5.0
Net changes in working capital	19.8	(18.3)	31.7	25.4
Cash Provided by Operating Activities	103.8	139.3	275.4	438.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(50.7)	(47.0)	(157.5)	(141.3)
Proceeds from disposition of assets	3.2	1.3	27.5	3.0
Acquisitions of property, plant and equipment	(33.0)	(13.9)	(33.0)	(13.9)
Investment in IBP stock and note receivable	-	-	(79.4)	-
Purchase of Tyson de Mexico minority interest	(14.5)	-	(14.5)	-
Net changes in investment in commercial paper	(32.6)	(1.7)	(9.4)	(0.9)
Net changes in other assets and other liabilities	(20.4)	(1.5)	(26.5)	(6.4)
Cash Used for Investing Activities	(148.0)	(62.8)	(292.8)	(159.5)
Cash Flows from Financing Activities:
Net changes in notes payable	(52.3)	4.4	(32.1)	(39.5)
Proceeds from long-term debt	178.0	7.3	287.2	150.3
Repayments of long-term debt	(66.8)	(75.5)	(135.8)	(307.8)
Purchases of treasury shares	(16.5)	(11.9)	(45.6)	(62.4)
Dividends	(8.5)	(8.5)	(25.5)	(25.9)
Other	0.9	-	(0.1)	1.0
Cash Provided by (Used for) Financing Activities	34.8	(84.2)	48.1	(284.3)
Effect of Exchange Rate Change on Cash	(2.9)	(0.7)	(2.4)	(1.8)
Increase (Decrease) in Cash and Cash Equivalents	(12.3)	(8.4)	28.3	(7.4)
Cash and Cash Equivalents at Beginning of Period	83.5	31.3	42.9	30.3
Cash and Cash Equivalents at End of Period	$ 71.2	$ 22.9	$ 71.2	$ 22.9
	=====	=====	=====	=====

See accompanying notes.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1:   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended September 30, 2000. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2001 and September 30, 2000, and the results of operations and cash flows for the three months and nine months ended June 30, 2001 and July 1, 2000. The results of operations and cash flows for the three months and nine months ended June 30, 2001 and July 1, 2000 are not necessarily indicative of the results to be expected for the full year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission. SAB 101A was released on March 24, 2000, and delayed for one fiscal quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999, and March 15, 2000. Since the issuance of SAB 101 and SAB 101A, the staff received requests from a number of groups asking for additional time to determine the effect, if any, on registrant's revenue recognition practices. SAB 101B, issued June 26, 2000, further delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management believes the adoption of SAB 101 will not have a material impact on its financial position or results of operations. The Company will implement SAB 101 in the fourth quarter of fiscal 2001.

In September 2000, the Emerging Issues Task Force (EITF) released Issue 00-10, Accounting for Shipping and Handling Fees and Costs, which provides guidance on the classification of amounts billed and incurred for shipping and handling in the income statement. The Task Force concluded that all shipping and handling billings to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, should be classified as revenue. The EITF concluded that significant shipping and handling costs not included in cost of sales should be disclosed as to amount of such costs and classification on the income statement. This issue requires implementation in the fourth quarter of a registrant's fiscal year beginning after December 15, 1999. Management is currently evaluating the effect of this issue on the Company's financial statement presentation. The Company will implement this issue in the fourth quarter of fiscal 2001.

In May 2000, the EITF reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. This issue involves the accounting and income statement classification for sales subject to rebates and revenue sharing arrangements as well as coupons and discounts. The EITF concluded that sales incentives offered to customers to buy a product should be classified as a reduction of sales. This issue is effective for fiscal quarters beginning after December 15, 2001. Management is currently evaluating the effect of this issue on the Company's financial statement presentation. The Company anticipates implementing this issue in the second quarter of fiscal 2002.

In April 2001, the EITF released Issue 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which provides guidance on the classification of payments such as slotting fees and cooperative advertising in the income statement. The EITF concluded these payments to be a reduction to the selling prices of the vendor's products and, therefore, should be classified as a reduction of revenue in the vendor's income statement, instead of as an expense. This issue is effective for fiscal quarters beginning after December 15, 2001. Management is currently evaluating the effect of this issue on the Company's financial statement presentation. The Company anticipates implementing this issue in the second quarter of fiscal 2002.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires any business combination completed after June 30, 2001 to be accounted for by the purchase method. Additionally, SFAS No. 141 changes the criteria to recognize intangible assets apart from goodwill. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and other indefinite lived intangible assets acquired after June 30, 2001, will not be amortized. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. The Company anticipates early adopting SFAS No. 142 for its 2002 fiscal year beginning September 30, 2001. At that time goodwill will no longer be amortized.

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods to conform to current presentations.

Note 2: IBP TRANSACTION

In June 2001, the Company and IBP, inc. (IBP) agreed to a revised merger agreement under a Stipulation and Order of the Delaware Chancery Court (See Note 10: Contingencies) whereby the Company will acquire all outstanding shares of IBP on the same economic terms provided by the original merger agreement. The Company will pay $30.00 in cash for 50.1% of IBP's common shares pursuant to a cash tender offer commenced on July 5, 2001 and completed on August 3, 2001. The acquisition of IBP will be completed in a merger of IBP into a wholly owned subsidiary of the Company. In the merger, each remaining IBP share (other than shares owned by the Company or any of its subsidiaries or by IBP as treasury stock, all of which will be canceled) will be converted into the right to receive $30.00 of Company Class A common stock if, during the 15 consecutive trading days ending on the fifth trading day preceding the effective time of the merger, the average closing price per share of Company Class A common stock is between $12.60 and $15.40. If the average closing price per share of Company Class A common stock is above $15.40, each IBP share will be converted into the right to receive 1.948 Company Class A common shares. If the average closing price per share of Company Class A common stock is below $12.60, each IBP share will be converted into the right to receive 2.381 shares of Company Class A common stock. Assuming the average per share price is less than or equal to $12.60, the Company will issue approximately 126 million shares of Company Class A common stock in the transaction. The merger will occur no later than November 15, 2001. The total consideration to be paid to IBP shareholders in cash and Company Class A common stock is approximately $2.9 billion with an additional assumption of approximately $1.7 billion in IBP debt.

IBP is one of the world's largest manufacturers of fresh meats and frozen and refrigerated food products, with 2000 annual sales of approximately $17 billion. The acquisition of IBP will allow the Company to expand its business to include the processing and marketing of beef and pork products.

Subsequent to June 30, 2001, the Company completed financing for the acquisition of IBP, by entering into the following two bridge revolving credit facilities on August 3, 2001: (1) a senior unsecured bridge credit agreement which provides for aggregate borrowings up to $2.5 billion (the Bridge Facility) and (2) a senior unsecured receivables bridge credit agreement which provides for aggregate borrowings up to $350 million (the Receivables Bridge Facility). The Bridge Facility matures on January 30, 2002 and the Receivables Bridge Facility matures on November 1, 2001. Both facilities bear interest at rates which will vary based on the type of borrowing thereunder. The initial interest rate for borrowings of Eurodollar loans under the facilities is equal to an adjusted LIBOR rate plus 1.10% per annum. The interest rate on the Bridge Facility is subject to further adjustment if the facility remains outstanding for more than 120 days or the Company's credit ratings change. At the date of initial funding the average interest rate was 4.87% on the Bridge Facility and the Receivables Bridge Facility.

As of August 10, 2001, the Company had combined borrowings under the Bridge Facility and Receivables Bridge Facility of $2.6 billion, of which approximately $1.6 billion was used to fund the cash purchase price for the Company's acquisition of the IBP shares purchased in the tender offer plus related fees and expenses and approximately $1.0 billion was used to repay certain IBP indebtedness. The Company intends to refinance the Bridge Facility through the issuance of up to $2.5 billion of senior unsecured notes of the Company and intends to refinance the Receivables Bridge Facility with an asset backed receivables facility of up to $750 million. However, the timing and nature of such refinancings will depend on a number of factors, including, market conditions, interest rates and interest rate spreads and the availability of alternative financing.

In addition, the Company has entered into a commitment letter with respect to a 364-day senior unsecured credit facility in an aggregate principal amount of $500 million (the 364-Day Facility) and a five-year senior unsecured credit facility in an aggregate principal amount of $500 million (the Five-Year Facility). The proceeds from the 364-Day Facility and the Five-Year Facility will be used to refinance the Company's existing $1 billion senior credit facility, for working capital and, if necessary, to complete the merger with IBP, including the payment of certain fees and expenses incurred in connection with the tender offer and merger. The 364-Day Facility will expire and the borrowings thereunder will mature on the date that is 364 days after the date of the execution of definitive documentation for the facility. The Five-Year Facility will expire and the borrowings thereunder will mature on the fifth anniversary of the execution of definitive documentation for the facility. Interest on borrowings under the 364-Day Facility and the Five-Year Facility will vary based on the type of borrowing. The interest rate for Eurodollar loans will be equal to an adjusted LIBOR rate plus a spread to be determined based upon the Company's credit ratings, which spread initially will be 1.325% per annum for the 364-Day Facility and 1.30% per annum for the Five-Year Facility.

Note 3:   ACQUISITIONS

In May 2001, the Company increased its ownership in Tyson de Mexico, S.A. de C.V. (TdM) by acquiring common shares of TdM from existing minority shareholders for cash and by a non-cash transaction whereby TdM exchanged minority shareholders' common stock for $45.4 million of TdM redeemable preferred stock with an 8% coupon. This transaction increased the Company's ownership to approximately 95% of the common shares of TdM. The Company has entered into a call agreement with the holders of converted TdM redeemable preferred stock which allows the Company to purchase the converted redeemable preferred stock over five years. The purchase price was allocated based upon the estimated fair market values at the date of purchase.

Additionally, in May 2001, TdM purchased the poultry assets of Nochistongo S.P.R. de R.L., a fully-integrated broiler production operation which markets products under the Kory brand. The purchase price was allocated based upon the estimated fair market values at the date of purchase.

Note 4:   DERIVATIVE FINANCIAL INSTRUMENTS

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

The adoption of SFAS No. 133 on October 1, 2000, resulted in a cumulative effect of approximately $5.5 million after-tax ($8.6 million pre-tax) being charged to other comprehensive income (loss).

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

All of the Company's derivatives that are designated as hedges at June 30, 2001, are designated as cash flow hedges (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk). The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for commodity hedges when the chickens that consumed the hedged grain are sold and for interest rate swaps as the underlying debt is paid down). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. No ineffectiveness was recognized on cash flow hedges during the third quarter or nine months of fiscal 2001. The Company expects that the after-tax losses, net of gains, totaling approximately $0.8 million recorded in other comprehensive income (loss) at June 30, 2001, related to commodity hedges, will be recognized within the next twelve months. The Company expects that the after-tax loss totaling approximately $2.0 million recorded in other comprehensive income (loss) at June 30, 2001, associated with interest rate swaps, that will be recognized within the next twelve months will not be significant; however, the amount will be recognized by September 2007, which coincides with when the related debt matures.

Derivative liabilities totaling approximately $3.1 million related to interest rate swap agreements, with a notional amount of $97.6 million, are recorded in other current liabilities on the Consolidated Condensed Balance Sheet at June 30, 2001. The fair value of interest rate swaps is based on individual market values as calculated monthly using a published forward curve for the floating portion and the agreed upon fixed rate for the fixed portion of the interest rate swap agreement.

Derivative assets and derivative liabilities relating to commodity hedges are recorded in other current assets and other current liabilities on the Consolidated Condensed Balance Sheets at June 30, 2001. Fair values for these contracts are based on quoted market prices. Hedged commodity contracts held by the Company at June 30, 2001, consisted of long positions in corn with a notional amount of 5.0 million bushels and fair value that was a derivative liability of $1.5 million; long positions in soybean oil with a notional amount of 18.6 million cwt. and fair value of approximately zero; long positions in soybean meal with a notional amount of 23 thousand tons and fair value that was a derivative asset of $0.5 million. These hedging positions expire at various dates through September 2001.

Commodity contracts held by the Company at September 30, 2000, consisted of long positions in corn with a notional amount of 17.1 million bushels and fair value totaling $9.1 million. The Company had interest rate swap agreements with a notional amount of $110 million and fair value of $0.5 million at September 30, 2000.

The Company holds certain commodity futures contracts in the regular course of business to manage its exposure against commodity price fluctuations on anticipated purchases of raw materials. The contracts are generally for short durations of less than one year. Although these instruments are economic hedges, the Company did not designate these contracts as hedges for accounting purposes. As a result, the Company marks these contracts to market and recognizes the change through earnings in accordance with accounting literature. At June 30, 2001, derivatives that were not designated as hedges consisted of long positions in corn with a notional amount of 4.4 million bushels and put options for corn with a notional amount of 11.8 million bushels, resulting in a third quarter mark to market charge to cost of sales of $1.2 million and the recognition of a derivative liability of $6.9 million and a derivative asset of $1.2 million.

Note 5:   SUPPLEMENTAL INFORMATION

The following table sets forth supplemental cash flow information for the three and nine months ended (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Cash paid during the period for:
Interest	$27.1	$30.8	$83.1	$85.9
Income Taxes	$ 6.0	$ 9.3	$46.8	$56.3

Note 6:   INVENTORIES

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of the following (in millions):

	June 30, 2001	September 30, 2000

Dressed and further-processed products	$442.7	$460.0
Live chickens	313.6	291.1
Live swine	74.0	75.0
Hatchery eggs and feed	64.7	67.1
Supplies	77.4	71.9
Total Inventory	$972.4	$965.1
	=====	=====

Note 7:   PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	June 30,	September 30,
	2001	2000

Land	$ 65.4	$ 61.3
Buildings and leasehold improvements	1,319.9	1,290.7
Machinery and equipment	2,310.2	2,218.9
Land improvements and other	112.5	110.5
Buildings and equipment under construction	119.7	103.0
	3,927.7	3,784.4
Less accumulated depreciation	1,800.0	1,643.5
Net property, plant and equipment	$2,127.7	$2,140.9
	=====	=====

Note 8:   LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	June 30,	September 30,
	2001	2000

Commercial paper	$ 540.8	$ 260.0
(4.1% effective rate at June 30, 2001 and
6.7% effective rate at September 30, 2000)
Debt securities:
6.75% notes	149.5	149.4
6.625% notes	149.7	149.6
6.39-6.41% notes	-	50.0
6% notes	148.4	147.7
7% notes	146.6	146.3
7% notes	236.7	236.5
Institutional notes:
10.61% notes	-	53.1
10.84% notes	50.0	50.0
11.375% notes	-	8.5
Leveraged equipment loans	141.8	154.5
(rates ranging from 4.7% to 6.0%)
Other	66.9	73.9
Total debt	$1,630.4	$1,479.5
Less current maturities	16.4	122.7
Total long-term debt	$1,614.0	$1,356.8
	=====	=====

Additionally, the Company had short-term notes payable totaling $29.5 million and $61.6 million at June 30, 2001 and September 30, 2000, respectively.

The revolving credit agreement and notes contain various covenants, the more restrictive of which require maintenance of a minimum net worth, current ratio, cash flow coverage of interest and a maximum total debt-to-capitalization ratio. The Company is in compliance with these covenants at June 30, 2001.

Note 9:   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2000	2000	2001	2000

Net income	$19.4	$40.5	$40.3	$133.2
Other comprehensive income (loss)
Currency translation adjustment	(0.6)	(3.4)	(1.4)	(4.1)
Unrealized gain (loss) on investments	3.6	0.2	0.7	(0.8)
Cumulative effect of SFAS No. 133 adoption	-	-	(5.5)	-
Derivative unrealized gain (loss)	2.9	-	(2.7)	-
Derivative loss recognized in cost of sales	3.5	-	5.4	-
Total comprehensive income	$28.8	$37.3	$36.8	$128.3
	====	====	====	=====

Other comprehensive income (loss) is net of tax expense (benefit) of $5.6 million and $(1.2) million for the three months and $(1.6) million and $(1.8) million for the nine months ended June 30, 2001 and July 1, 2000, respectively.

Note 10:   CONTINGENCIES

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

Substantially similar suits have been filed against several other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v. Tyson and the other lawsuits.

On February 9, 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) began an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of the Company's processing facilities. The Company has had discussions with the DOL regarding its investigation and the possible resolution of potential claims that might be asserted by the DOL.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox v. Tyson in that the employees claim violations of the Fair Labor Standards Act for allegedly failing to pay for time taken to put on, take off, and sanitize certain working supplies. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plants in New Holland, Pennsylvania. Currently, there are approximately 500 additional current or former employees who have filed consents to join the lawsuit. The Court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities, but the class has not been ordered certified. The Company believes it has substantial defenses to the claims made and intends to defend the case vigorously; however, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On August 8, 2000, the Company was served with a complaint filed in the United States District Court for the District of Arizona styled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Alcon Laboratories, et al., CIV00-0661 PHX PGR. The plaintiff sued the Company, along with approximately 100 other defendants in the food, beverage, drug, cosmetic and tobacco industries, claiming that the defendants infringed various patents held by the Foundation. The alleged patent infringement is based on the defendants' use of the Foundation's automatic identification patents that relate to the use of bar coding and/or the Foundation's patents that relate to machine vision. The Foundation seeks treble damages for the defendants' alleged infringement. The case is currently stayed pending the resolution of related litigation.

The Company has been advised of an investigation by the Immigration and Naturalization Service (INS) and the U.S. Attorney's Office for the Eastern District of Tennessee into possible violations of the Immigration and Naturalization Act at several of the Company's locations. On October 5, 2000, the Company was advised that, in addition to a number of its employees, the Company itself is a subject of the investigation. This investigation is ongoing. The outcome of this matter and any potential liability on the part of the Company cannot be determined at this time.

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

IBP Stockholder and Merger Agreement Litigation

Between October 2 and November 1, 2000 fourteen class actions were filed in the Delaware Court of Chancery (the Delaware Court) against IBP, inc. (IBP) and the members of the IBP Board of Directors. On November 13, 2000, these actions were consolidated as In re IBP, inc. Shareholders Litigation, C.A. No. 18373 (the Consolidated Action).

On March 29, 2001, the Company filed an action in the Chancery Court of Washington County, Arkansas, entitled Tyson Foods, Inc. et al. v. IBP, inc., Case No. E 2001-749-4 (the Arkansas Lawsuit), alleging that the Company had been inappropriately induced to enter into the Merger Agreement dated January 1, 2001 (the Merger Agreement) and that IBP was in breach of various representations and warranties made in the Merger Agreement.

On March 30, 2001, IBP filed an answer to the amended consolidated complaint and a cross-claim (amended on April 2, 2001) against the Company in the Consolidated Action. As amended, IBP's cross-claim sought a declaration that the Company could not rescind or terminate the Merger Agreement, specific enforcement of the Merger Agreement and damages for breach of a Confidentiality Agreement. On April 2, 2001, IBP filed amended cross-claims against the Company to add an alternative claim for damages and a claim for breach of said Confidentiality Agreement. On April 19, 2001, the Delaware Court issued a temporary restraining order in the Consolidated Action prohibiting the Company from proceeding with the Arkansas Lawsuit.

On April 23, 2001, the Company filed an answer and affirmative defenses in the Consolidated Action, denying the material allegations against it and asserting counterclaims (amended on May 3, 2001) against IBP. As amended, the counterclaims asserted claims for fraud, constructive fraud, negligent misrepresentation, material misrepresentation and mistake in connection with the inducement of the Merger Agreement, for breach of representations and warranties in the Merger Agreement, and related declaratory relief. On April 27, 2001, plaintiffs filed a second consolidated and amended complaint in the Consolidated Action seeking declaratory relief and specific performance of the Company's alleged obligation to consummate the previously commenced and terminated cash tender offer (the Terminated Cash Tender Offer) and asserting a derivative claim against IBP's directors in connection with IBP's payment of the Rawhide termination fee. Following expedited discovery, the Delaware Court conducted a nine day trial, beginning on May 14, 2001, on IBP's and the plaintiffs' claims for specific performance with respect to the Terminated Cash Tender Offer and the Merger Agreement and the Company's counterclaims. On June 15, 2001, following expedited post-trial briefing, the Delaware Court issued a memorandum opinion, which was issued in revised form on June 18, 2001 (the Post-Trial Opinion), in which the Delaware Court concluded, among other things, that (1) the Merger Agreement is a valid and enforceable contract that was not induced by any material misrepresentation or omission, (2) the Company did not breach the Merger Agreement or any duty to IBP's stockholders by failing to close the Terminated Cash Tender Offer, (3) the Company did not have a basis to terminate the Merger Agreement under its terms, and (4) specific performance of the Merger Agreement was the only method by which to adequately redress the harm threatened to IBP and its stockholders.

Thereafter, counsel for plaintiffs in the Consolidated Action negotiated with the Company and IBP in an effort to reach a settlement of the class and derivative claims in the Consolidated Action. Negotiations also took place between IBP and the Company concerning their respective claims against each other. As a result of these negotiations and in accordance with the Post-Trial Opinion, the Company and IBP presented an Order, Judgment and Decree to the Delaware Court, entered on June 27, 2001, requiring the Company and its affiliates to specifically perform the Merger Agreement as modified by, and subject to the conditions contained in, the Stipulation, including making this Offer and effecting the Merger.

On August 3, 2001, the Delaware Court entered an order approving the settlement of the Consolidated Action and extinguished all claims that were or could have been asserted in the Consolidated Action in exchange for, among other things, the acceleration of the closing of a new Cash Tender Offer to August 3, 2001.

Tyson Stockholder Derivative Litigation

On June 19, 2001, a purported Company stockholder, commenced a derivative action in the Delaware Court entitled Alan Shapiro v. Barbara R. Allen, et al., C.A. No. 18967-NC seeking monetary damages on behalf of the Company, a nominal defendant, from the members of the Company's Board of Directors. The complaint alleges that the directors violated their fiduciary duties by attempting to terminate the Merger Agreement. The defendants intend to vigorously defend these claims and, on July 17, 2001, moved to dismiss the complaint. A briefing schedule for that motion has not yet been set.

IBP Stockholder Securities Litigation Against Tyson

Between June 22 and July 20, 2001, various plaintiffs commenced actions against the Company, Don Tyson, John Tyson and Les Baledge in the United States District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP stock or traded in certain IBP options from March 29, 2001, when the Company announced its intention to terminate the merger agreement with IBP, and June 15, 2001, when the Delaware Court rendered its post-trial opinion in the Consolidated Action. The actions, entitled Meyer v. Tyson Foods, Inc., et al., C.A. No. 01-425 SLR, Banyan Equity Mgt. v. Tyson Foods, Inc. et al., C.A. No. 01-426 GMS, Steiner v. Tyson Foods, Inc., et al., C.A. No. 01-462 GMS, Aetos Corp. et al. v. Tyson, et al., C.A. No. 01-463 GMS, Meyers, et al. v. Tyson Foods, Inc., et al., C.A. No. 01-489, Binsky v. Tyson Foods, Inc., et al., C.A. No. 01-495, and Management Risk Trading LP v. Tyson Foods, Inc., et al., C.A. No. 01-496 allege that the defendants violated federal securities laws by making, or causing to be made, false and misleading statements in connection with the Company's attempted termination of the merger agreement. The plaintiffs allege that, as a result of the defendants' alleged conduct, the purported class members were harmed. The defendants intend to vigorously defend these claims.

Note 11:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000
Numerator:
Net income	$19.4	$40.5	$40.3	$133.2
	====	====	====	=====
Denominator:
Denominator for basic earnings per share-
Weighted average shares	220.7	224.6	221.7	226.1
Effect of dilutive securities:
Restricted stock and stock options	1.0	0.4	0.6	0.3
Denominator for diluted earnings per share-
Adjusted weighted average shares and	_____	_____	_____	_____
assumed conversions	221.7	225.0	222.3	226.4
	====	====	====	====
Basic earnings per share	$0.09	$0.18	$0.18	$0.59
	====	====	====	====
Diluted earnings per share	$0.09	$0.18	$0.18	$0.59
	====	====	====	====

Approximately 6.3 million shares of the Company's option shares outstanding at June 30, 2001 were antidilutive and were not included in the dilutive earnings per share calculation for the third quarter and nine months.

Note 12:   SEGMENT REPORTING

The Company presently identifies segments based on the products offered and the nature of customers, resulting in four reported business segments: Food Service, Consumer Products, International and Swine. Food Service includes fresh, frozen and value-added chicken products sold through domestic foodservice, specialty and commodity distributors who deliver to restaurants, schools and other accounts. Consumer Products include fresh, frozen and value-added chicken products sold through domestic retail markets for at-home consumption and through wholesale club markets targeted to small foodservice operators, individuals and small businesses. The Company's International segment markets and sells the full line of Tyson chicken products throughout the world. The Company's Swine segment includes feeder pig finishing and marketing of swine to regional and national packers. Other consists primarily of the Specialty Products group, the Prepared Foods group, the chicken breeding stock subsidiary and other corporate operating activities. Sales between reportable segments are recorded at cost. The Company measures segment profit as gross profit less selling expenses. Certain corporate overhead adjustments were included in the measurement of segment profit at June 30, 2001, but were not included in the measurement of segment profit at July 1, 2000. Total assets for each segment at June 30, 2001 approximate those at September 30, 2000.

Information on segments and a reconciliation to income before income taxes and minority interest are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000
Sales:

Food Service	$ 853.6	$ 836.8	$2,475.5	$2,474.7
Consumer Products	579.7	580.0	1,690.5	1,680.4
International	219.9	141.9	589.0	500.6
Swine	32.4	47.9	110.0	118.3
Other	208.4	200.5	599.8	602.6
Total Sales	$1,894.0	$1,807.1	$5,464.8	$5,376.6
	======	======	======	======
Segment Profit:

Food Service	$ 42.6	$ 48.9	$ 97.4	$ 168.4
Consumer Products	22.2	31.7	74.3	124.1
International	15.4	(1.0)	17.5	43.1
Swine	1.9	9.6	3.8	15.1
Other	35.3	40.7	121.7	102.7
Total Segment Profit	$ 117.4	$ 129.9	$ 314.7	$ 453.4

Other Operating Expenses	60.0	42.1	166.2	151.4
Other Expense	24.5	33.4	84.8	94.4
Income Before Income Taxes and Minority Interest	$ 32.9	$ 54.4	$ 63.7	$ 207.6
	=====	=====	=====	=====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Third Quarter of Fiscal 2001 vs. Third Quarter of Fiscal 2000

Results for the third quarter of fiscal 2001 were net income of $19.4 million or $0.09 earnings per diluted share compared to net income of $40.5 million or $0.18 earnings per diluted share for the third quarter of fiscal 2000. Sales for the third quarter of fiscal 2001 increased 4.8% compared to the same period of fiscal 2000, with a 3.0% increase in average sales prices and a 1.8% increase in volume.

Food Service third quarter sales increased $16.8 million or 2.0% compared to the same period last year, with an 8.1% increase in average sales prices primarily due to a change in product mix partially offset by a 5.6% decrease in volume. The Company defines segment profit as gross profit less selling expenses. Segment profit for Food Service decreased $6.3 million over the same period last year primarily due to increased sales promotional expenditures.

Consumer Products third quarter sales were comparable to the same period last year, with a 0.7% increase in average sales prices offset by a 0.7% decrease in volume. Segment profit for Consumer Products decreased $9.5 million from the same period last year primarily due to product mix changes.

International third quarter sales increased $78.0 million or 55.0% compared to the same period last year, with a 37.1% increase in average sales prices and a 13.1% increase in volume. Both the increase in average sales prices and volume were primarily due to bulk leg quarters as well as the outbreak of Exotic Newcastle disease in the third quarter of last year at Tyson de Mexico, which reduced sales and volume compared to the current year. The majority of the $16.4 million increase in the segment profit was due to the improvement at Tyson de Mexico.

Swine third quarter sales decreased $15.5 million or 32.4% compared to the same period last year, with an 18.5% decrease in volume and a 17.1% decrease in average sales prices. The decrease in volume is primarily due to the sale in the second quarter of fiscal 2001 of the North Carolina swine operations and decreased head marketed. Segment profit for Swine decreased $7.7 million from the same period last year.

Other third quarter sales increased $7.9 million or 3.9% compared to the same period last year primarily due to an increase in Prepared Foods sales. Other consists primarily of the Specialty Products group, the Prepared Foods group, the chicken breeding stock subsidiary and other corporate operating activities.

Cost of sales increased 4.9% for the third quarter of fiscal 2001 compared to the same period last year due to the increase in sales. As a percent of sales, cost of sales was 85.2% for the third quarter of fiscal 2001 compared to 85.1% for the same period last year.

Operating expenses increased 22.8% for the third quarter of fiscal 2001 over the same period last year. Selling expense, as a percent of sales, was 8.6% for the third quarter of fiscal 2001 and 7.7% for the third quarter of fiscal 2000. Total selling expenses have increased primarily due to increased sales promotions and freight. General and administrative expense, as a percent of sales, was 2.7% in the third quarter of fiscal 2001 and 1.9% in the third quarter of fiscal 2000. Total general and administrative expenses have increased primarily due to IBP related costs. Amortization expense, as a percent of sales, was 0.4% in the third quarter of fiscal 2001 and 0.5% in the third quarter of fiscal 2000.

Interest expense decreased 10.4% for the third quarter of fiscal 2001 compared to the same period last year primarily as a result of a decrease in short-term interest rates. The overall weighted-average borrowing rate decreased to 6.4% compared to 7.1% last year. In addition, the Company's average indebtedness decreased by $17.8 million from the same period last year.

The effective income tax rate for the third quarter of fiscal 2001 was 35.3% compared to 36.0% for the same period last year primarily due to a decrease in foreign subsidiary earnings effective tax rate.

Nine Months of Fiscal 2001 vs. Nine Months of Fiscal 2000

Results for the nine months ended June 30, 2001 were net income of $40.3 million or $0.18 earnings per diluted share compared to net income of $133.2 million or $0.59 earnings per diluted share for the nine months ended July 1, 2000.

Sales for the nine months of fiscal 2001 increased $88.2 million compared to the same period of fiscal 2000, with a 2.0% increase in average sales prices partially offset by a 0.3% decrease in volume. Breast meat commodity market prices continue to be pressured by an oversupply of chicken. This situation not only continues to adversely affect the average sales prices and margins of many of the Company's core value-added products, but also offsets much of the benefit of the Company's focused shift to value-added products targeted to reduce the amount of raw material being sold to non-integrated further processors.

Food Service nine months sales were comparable to the same period last year, with a 7.7% increase in average sales prices offset by a 7.1% decrease in volume primarily due to a change in product mix. The Company defines segment profit as gross profit less selling expenses. Segment profit for Food Service decreased $71.0 million from the same period last year primarily due to increased production costs and sales promotional expenditures.

Consumer Products nine months sales increased $10.1 million or 0.6% compared to the same period last year, with a 0.6% increase in volume and a slight increase in average sales prices. Segment profit for Consumer Products decreased $49.8 million from the same period last year primarily due to increased production costs and product mix changes as well as operating inefficiencies and inventory losses related to the previously announced product recall.

International nine months sales increased $88.4 million or 17.7% compared to the same period last year, with a 15.0% increase in average sales prices and a 2.3% increase in volume. Both the increase in average sales prices and volume were primarily due to bulk leg quarters and Tyson de Mexico. Segment profit for International decreased $25.6 million from the same period last year.

Swine nine months sales decreased $8.3 million or 7.0% compared to the same period last year, with a 4.4% decrease in volume and a 2.7% decrease in average sales prices. The decrease in volume is primarily due to the sale in the second quarter of fiscal 2001 of the North Carolina swine operations and decreased head marketed. Segment profit for Swine decreased $11.3 million from the same period last year.

Other nine months sales decreased $2.8 million or 0.5% compared to the same period last year. Other consists primarily of the Specialty Products group, the Prepared Foods group, the chicken breeding stock subsidiary and other corporate operating activities.

Cost of sales increased 4.7% for the nine months of fiscal 2001 as compared to the same period last year. As a percent of sales, cost of sales was 86.2% for the nine months of fiscal 2001 compared to 83.6% for the same period last year. The increase in cost of sales, as a percent of sales, is primarily due to weather-related effects, higher grain and energy costs, lower market prices and product mix changes.

Operating expenses increased 5.4% for the nine months of fiscal 2001 over the same period last year. Selling expense, as a percent of sales, was 8.1% for the nine months of fiscal 2001 and 7.9% for the nine months of fiscal 2000. Total selling expenses have increased primarily due to increased sales promotions and freight. General and administrative expense, as a percent of sales, was 2.6% for the nine months of fiscal 2001 and 2.3% for the nine months of fiscal 2000. The increase in general and administrative expenses is primarily due to IBP related costs and increased litigation costs related to ongoing employee practice matters partially offset by $24.2 million in bad debt reserve recorded in fiscal 2000 resulting from the bankruptcy filing by AmeriServe. Amortization expense, as a percent of sales, was 0.5% for the nine months of fiscal 2001 and fiscal 2000.

Interest expense decreased 7.1% for the nine months of fiscal 2001 compared to the same period last year primarily as a result of a decrease in the Company's average indebtedness by $127.3 million from the same period last year. Short-term rates were slightly higher than last year and the overall weighted-average borrowing rate remained flat at 6.9%.

The effective income tax rate for the nine months of fiscal 2001 was 35.0% compared to 35.7% for the same period last year primarily due to a decrease in foreign subsidiary earnings effective tax rate.

FINANCIAL CONDITION

For the third quarter of fiscal 2001, net cash totaling $103.8 million was provided by operating activities. Operations provided $84.0 million in cash and $19.8 million was provided by net changes in working capital items. The Company used cash provided by operating activities to primarily fund $50.7 million of property, plant and equipment additions, $47.5 million for acquisitions and the repurchase of $16.5 million of the Company's Class A common stock in the open market.

For the nine months ended June 30, 2001, net cash totaling $275.4 million was provided by operating activities. Operations provided $243.7 million in cash and $31.7 million was provided by net changes in working capital items. The Company used cash provided by operating activities, additional debt of $119.3 million and proceeds of $27.5 million from asset dispositions to primarily fund $157.5 million of property, plant and equipment additions, $79.4 million in IBP related investments and expenses, $47.5 million for acquisitions, $25.5 million in dividends and repurchase $45.6 million of the Company's Class A common stock in the open market. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities. Capital spending for fiscal 2001 is expected to be in the range of $210 to $230 million.

At June 30, 2001, working capital was $835.8 million compared to $690.5 million at 2000 fiscal year-end, an increase of $145.3 million. The current ratio was 2.1 to 1 at June 30, 2001 and 1.8 to 1 at September 30, 2000. Working capital has increased since year-end primarily due to an increase in cash and cash equivalents and a decrease in notes payable and current portion of long-term debt. At June 30, 2001, total debt was 43.6% of total capitalization compared to 41.5% at September 30, 2000.

The Company has an unsecured revolving credit agreement totaling $1 billion which supports the Company's commercial paper program. This $1 billion facility expires in May 2002. At June 30, 2001, $540.8 million in commercial paper was outstanding under this $1 billion facility. Additional outstanding debt at June 30, 2001, amounted to $1,119.1 million of public debt, institutional notes, leveraged equipment loans and other indebtedness. The revolving credit agreement and notes contain various covenants, the more restrictive of which require maintenance of a minimum net worth, current ratio, cash flow coverage of interest and a maximum total debt-to-capitalization ratio. The Company is in compliance with these covenants at June 30, 2001. However, as a result of a debt rating adjustment the Company's ability to issue commercial paper will be reduced.

Subsequent to June 30, 2001, the Company completed financing for the acquisition of IBP, by entering into the following two bridge revolving credit facilities on August 3, 2001: (1) a senior unsecured bridge credit agreement which provides for aggregate borrowings up to $2.5 billion (the Bridge Facility) and (2) a senior unsecured receivables bridge credit agreement which provides for aggregate borrowings up to $350 million (the Receivables Bridge Facility). The Bridge Facility matures on January 30, 2002 and the Receivables Bridge Facility matures on November 1, 2001. Both facilities bear interest at rates which will vary based on the type of borrowing thereunder. The initial interest rate for borrowings of Eurodollar loans under the facilities is equal to an adjusted LIBOR rate plus 1.10% per annum. The interest rate on the Bridge Facility is subject to further adjustment if the facility remains outstanding for more than 120 days or the Company's credit ratings change. At the date of initial funding the average interest rate was 4.87% on the Bridge Facility and the Receivables Bridge Facility.

As of August 10, 2001, the Company had combined borrowings under the Bridge Facility and Receivables Bridge Facility of $2.6 billion, of which approximately $1.6 billion was used to fund the cash purchase price for the Company's acquisition of the IBP shares purchased in the tender offer plus related fees and expenses and approximately $1.0 billion was used to repay certain IBP indebtedness. The Company intends to refinance the Bridge Facility through the issuance of up to $2.5 billion of senior unsecured notes of the Company and intends to refinance the Receivables Bridge Facility with an asset backed receivables facility of up to $750 million. However, the timing and nature of such refinancings will depend on a number of factors, including, market conditions, interest rates and interest rate spreads and the availability of alternative financing.

In addition, the Company has entered into a commitment letter with respect to a 364-day senior unsecured credit facility in an aggregate principal amount of $500 million (the 364-Day Facility) and a five-year senior unsecured credit facility in an aggregate principal amount of $500 million (the Five-Year Facility). The proceeds from the 364-Day Facility and the Five-Year Facility will be used to refinance the Company's existing $1 billion senior credit facility, for working capital and, if necessary, to complete the merger agreement with IBP, including the payment of certain fees and expenses incurred in connection with the tender offer and merger. The 364-Day Facility will expire and the borrowings thereunder will mature on the date that is 364 days after the date of the execution of definitive documentation for the facility. The Five-Year Facility will expire and the borrowings thereunder will mature on the fifth anniversary of the execution of definitive documentation for the facility. Interest on borrowings under the 364-Day Facility and the Five-Year Facility which will vary based on the type of borrowing. The interest rate for Eurodollar loans will be equal to an adjusted LIBOR rate plus a spread to be determined based upon the Company's credit ratings, which spread initially will be 1.325% per annum for the 364-Day Facility and 1.30% per annum for the Five-Year Facility.

The Company's foreseeable cash needs for operations, capital expenditures and future acquisitions are expected to continue to be met through cash flows provided by operating activities, borrowings supported by existing credit facilities, as well as additional credit facilities which the Company believes are available and through the issuance of additional debt securities from time to time.

IBP Stockholder and Merger Agreement Litigation

Between October 2 and November 1, 2000 fourteen class actions were filed in the Delaware Court of Chancery (the Delaware Court) against IBP, inc. (IBP) and the members of the IBP Board of Directors. On November 13, 2000, these actions were consolidated as In re IBP, inc. Shareholders Litigation, C.A. No. 18373 (the Consolidated Action).

On March 29, 2001, the Company filed an action in the Chancery Court of Washington County, Arkansas, entitled Tyson Foods, Inc. et al. v. IBP, inc., Case No. E 2001-749-4 (the Arkansas Lawsuit), alleging that the Company had been inappropriately induced to enter into the Merger Agreement dated January 1, 2001 (the Merger Agreement) and that IBP was in breach of various representations and warranties made in the Merger Agreement.

On March 30, 2001, IBP filed an answer to the amended consolidated complaint and a cross-claim (amended on April 2, 2001) against the Company in the Consolidated Action. As amended, IBP's cross-claim sought a declaration that the Company could not rescind or terminate the Merger Agreement, specific enforcement of the Merger Agreement and damages for breach of a Confidentiality Agreement. On April 2, 2001, IBP filed amended cross-claims against the Company to add an alternative claim for damages and a claim for breach of said Confidentiality Agreement. On April 19, 2001, the Delaware Court issued a temporary restraining order in the Consolidated Action prohibiting the Company from proceeding with the Arkansas Lawsuit.

On April 23, 2001, the Company filed an answer and affirmative defenses in the Consolidated Action, denying the material allegations against it and asserting counterclaims (amended on May 3, 2001) against IBP. As amended, the counterclaims asserted claims for fraud, constructive fraud, negligent misrepresentation, material misrepresentation and mistake in connection with the inducement of the Merger Agreement, for breach of representations and warranties in the Merger Agreement, and related declaratory relief. On April 27, 2001, plaintiffs filed a second consolidated and amended complaint in the Consolidated Action seeking declaratory relief and specific performance of the Company's alleged obligation to consummate the previously commenced and terminated cash tender offer (the Terminated Cash Tender Offer) and asserting a derivative claim against IBP's directors in connection with IBP's payment of the Rawhide termination fee. Following expedited discovery, the Delaware Court conducted a nine day trial, beginning on May 14, 2001, on IBP's and the plaintiffs' claims for specific performance with respect to the Terminated Cash Tender Offer and the Merger Agreement and the Company's counterclaims. On June 15, 2001, following expedited post-trial briefing, the Delaware Court issued a memorandum opinion, which was issued in revised form on June 18, 2001 (the Post-Trial Opinion), in which the Delaware Court concluded, among other things, that (1) the Merger Agreement is a valid and enforceable contract that was not induced by any material misrepresentation or omission, (2) the Company did not breach the Merger Agreement or any duty to IBP's stockholders by failing to close the Terminated Cash Tender Offer, (3) the Company did not have a basis to terminate the Merger Agreement under its terms, and (4) specific performance of the Merger Agreement was the only method by which to adequately redress the harm threatened to IBP and its stockholders.

Thereafter, counsel for plaintiffs in the Consolidated Action negotiated with the Company and IBP in an effort to reach a settlement of the class and derivative claims in the Consolidated Action. Negotiations also took place between IBP and the Company concerning their respective claims against each other. As a result of these negotiations and in accordance with the Post-Trial Opinion, the Company and IBP presented an Order, Judgment and Decree to the Delaware Court, entered on June 27, 2001, requiring the Company and its affiliates to specifically perform the Merger Agreement as modified by, and subject to the conditions contained in, the Stipulation, including making this Offer and effecting the Merger.

On August 3, 2001, the Delaware Court entered an order approving the settlement of the Consolidated Action and extinguished all claims that were or could have been asserted in the Consolidated Action in exchange for, among other things, the acceleration of the closing of a new Cash Tender Offer to August 3, 2001.

Tyson Stockholder Derivative Litigation

On June 19, 2001, a purported Company stockholder, commenced a derivative action in the Delaware Court entitled Alan Shapiro v. Barbara R. Allen, et al., C.A. No. 18967-NC seeking monetary damages on behalf of the Company, a nominal defendant, from the members of the Company's Board of Directors. The complaint alleges that the directors violated their fiduciary duties by attempting to terminate the Merger Agreement. The defendants intend to vigorously defend these claims and, on July 17, 2001, moved to dismiss the complaint. A briefing schedule for that motion has not yet been set.

IBP Stockholder Securities Litigation Against Tyson

Between June 22 and July 20, 2001, various plaintiffs commenced actions against the Company, Don Tyson, John Tyson and Les Baledge in the United States District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP stock or traded in certain IBP options from March 29, 2001, when the Company announced its intention to terminate the merger agreement with IBP, and June 15, 2001, when the Delaware Court rendered its post-trial opinion in the Consolidated Action. The actions, entitled Meyer v. Tyson Foods, Inc., et al., C.A. No. 01-425 SLR, Banyan Equity Mgt. v. Tyson Foods, Inc. et al., C.A. No. 01-426 GMS, Steiner v. Tyson Foods, Inc., et al., C.A. No. 01-462 GMS, Aetos Corp. et al. v. Tyson, et al., C.A. No. 01-463 GMS, Meyers, et al. v. Tyson Foods, Inc., et al., C.A. No. 01-489, Binsky v. Tyson Foods, Inc., et al., C.A. No. 01-495, and Management Risk Trading LP v. Tyson Foods, Inc., et al., C.A. No. 01-496 allege that the defendants violated federal securities laws by making, or causing to be made, false and misleading statements in connection with the Company's attempted termination of the merger agreement. The plaintiffs allege that, as a result of the defendants' alleged conduct, the purported class members were harmed. The defendants intend to vigorously defend these claims.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Refer to information under Part I., Item 1. Notes to Consolidated Condensed Financial Statements, Note 10: Contingencies.

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

(b) Reports on Form 8-K:

On June 19, 2001, the Company filed a current report on Form 8-K related to the decision of the Delaware Court that the Company and IBP, inc. will continue to work toward completing a merger of the two companies on financial terms identical to those previously agreed.

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

10.1

Credit Agreement among the Company, The Chase Manhattan Bank, Merrill Lynch Capital Corporation, and SunTrust Bank dated as of August 3, 2001 (previously filed as Exhibit (b)(3) to Amendment No. 6 to the Schedule TO of Purchaser and the Company filed on July 30, 2001, Commission File No. 0-3400, and incorporated herein by reference).

10.2

Receivables Bridge Credit Agreement among the Company and The Chase Manhattan Bank dated as of August 3, 2001 (previously filed as Exhibit (b)(4) to Amendment No. 6 to the Schedule TO of Purchaser and the Company filed on July 30, 2001, Commission File No. 0-3400, and incorporated herein by reference).

99.1

Press Release dated August 7, 2001 (previously filed as Exhibit (a)(19) to Amendment No. 7 to the Schedule TO of Purchaser and the Company filed on August 7, 2001, Commission File No. 0-3400, and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 13, 2001	/s/ Steven Hankins
Steven Hankins
Executive Vice President and
Chief Financial Officer

Date: August 13, 2001	/s/ Rodney S. Pless
Rodney S. Pless
Vice President, Controller and
Chief Accounting Officer