Form 10-K
period 2001-09-29
TYSON FOODS INC
filed 2001-12-21
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended September 29, 2001

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ________________ to ________________

         Commission File No. 0-3400

TYSON FOODS, INC.
(Exact Name of Registrant as specified in its Charter)

Delaware	71-0225165
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2210 West Oaklawn Drive, Springdale, Arkansas	72762-6999
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(501) 290-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, Par Value $0.10	New York Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On October 31, 2001, the aggregate market value of the Class A Common and Class B Common voting stock held by non-affiliates of the registrant was $2,340,459,420 and $450,712, respectively.

On October 31, 2001, there were outstanding 247,330,014 shares of the registrant's Class A Common Stock, $0.10 par value, and 101,644,598 shares of its Class B Common Stock, $0.10 par value.

Page 1 of 420 Pages

The Exhibit Index appears on pages 22 through 27

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of this Annual Report on Form 10-K: (i) pages 22-60 of the registrant's Annual Report to Shareholders for fiscal year ended September 29, 2001 (the "Annual Report") which are filed as Exhibit 13 to this Form 10-K and (ii) the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held February 1, 2002 (the "Proxy Statement").

PART I

        Item 1. Business

        Pages 22 through 30 under the caption "Management's Discussion and Analysis" and pages 48 and 49 under Note 16: Segment Reporting under the caption "Notes to Consolidated Financial Statements" of the Annual Report.

PART II

        Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Pages 36, 57 and 60 of the Annual Report under the captions "Capital Stock", "Eleven-Year Financial Summary" and "Closing Price of Company's Common Stock."

        Item 6. Selected Financial Data

        Pages 57 of the Annual Report under the caption "Eleven-Year Financial Summary."

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Pages 22 through 30 of the Annual Report under the caption "Management's Discussion and Analysis."

        Item 7A. Quantitative and Qualitative Disclosure About Market Risks

        Pages 27 through 29 of the Annual Report under the caption "Market Risk."

        Item 8. Financial Statements and Supplementary Data

        Pages 31 through 55 of the Annual Report under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors."

Part III

        Item 10. Directors and Executive Officers of the Registrant

        The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

PART I

ITEM 1. BUSINESS

General
Tyson Foods, Inc. and its subsidiaries (collectively, the Company or Tyson) produce, distribute and market beef, chicken, pork, prepared foods and related allied products. The Company commenced business in 1935, was incorporated in Arkansas in 1947, and was reincorporated in Delaware in 1986. One of the Company's greatest strengths has been its position as the world's number one producer, processor and marketer of chicken. During the fourth quarter of fiscal 2001, the Company acquired IBP, inc. (IBP). Headquartered in Dakota Dunes, South Dakota, IBP is the world's largest manufacturer of premium fresh beef and pork products. With the addition of IBP, Tyson is now the world's largest processor and marketer of beef, chicken and pork products. The Company's goal is to be the primary protein provider for its customers.

        Tyson is a totally integrated poultry company. Through its wholly owned subsidiary, Cobb-Vantress, Tyson is the number one breeding stock supplier in the world. Tyson invests in breeding stock research and development. This allows the Company to breed into its flocks the natural characteristics found to be most desirable. The Company's integrated operations consist of breeding and rearing chickens, as well as the processing, further-processing and marketing of these food products and related allied products, including animal and pet food ingredients.

        With the addition of IBP, the Company is now involved in the slaughter of live fed cattle and hogs and fabrication of dressed beef and pork carcasses into primal and sub-primal meat cuts and case-ready products. In addition, the Company derives value from allied products such as hides and variety meats for sales to further processors. Through a wholly owned subsidiary, the Company also produces and markets a wide range of value-added, frozen and refrigerated food products.

        The Company's products are marketed and sold to national and regional grocery chains, regional grocery wholesalers, meat distributors, clubs and warehouse stores, military commissaries, industrial food processing companies, national and regional chain restaurants or their distributors, international export companies and domestic distributors who service restaurants, foodservice operations such as plant and school cafeterias, convenience stores, hospitals and other vendors. Sales are made by the Company's sales staffs located in Springdale, Arkansas, in regions throughout the United States and in several foreign countries. Additionally, sales to the military and a portion of sales to international markets are made through independent brokers and trading companies.

Description
As a result of the IBP acquisition, the Company became the world's largest protein provider which resulted in a change in the composition of the Company's reportable segments. The Company operates in five business segments: Beef, Chicken, Pork, Prepared Foods and Other.

Beef  The Company's beef operations are primarily involved in the slaughter of live fed cattle and fabrication of dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. Throughout production, edible beef and allied products, such as variety meat items, are segregated and prepared for shipment or further refinement. Inedible beef products derived from processing operations are used in the manufacture of pet foods, technical products, pharmaceuticals and cosmetics.

        Nine of IBP's fed beef plants include hide treatment facilities. The uncured hides from IBP's other fed beef plants are transported to these facilities, which include brine curing operations and, in four locations, chrome hide tanneries. The chrome tanning process produces a semi-finished product that is shipped to leather good manufacturers worldwide. Brine-cured hides are sold to other tanneries. IBP is the largest chrome tanner of cattle hides in the United States.

Chicken  Originally, the Company was a producer and distributor of fresh chicken. The Company developed a strategy to reduce the impact of the commodity market of the fresh chicken business through value-enhancement. As the industry leader in value-enhanced chicken products, the Company utilizes national and regional advertising, special promotions and brand identification, and meets the varying demands of its customers through capital expenditures and strategic acquisitions. With further-processed chicken products, grain costs as a percentage of total product costs are reduced because of the value added to the products by cutting, deboning, cooking, packaging and/or freezing the chicken.

        The Company's chicken business provides a full range of products from raw to fully-cooked, marinated, breaded, glazed or portioned. In addition to producing products for human consumption, the chicken segment also converts inedible chicken allied products into high-grade pet food and animal feed ingredients.

Pork  With the addition of IBP, the Company's pork operations now involve the slaughter of live hogs and the fabrication of pork and allied products. The Company's pork facilities produce fresh boxed pork and case-ready products for shipment to customers, as well as pork bellies, hams and boneless picnic meat for shipment to customers who further process the pork into bacon, cooked hams, luncheon meats and sausage items. Throughout production, edible pork and allied products, such as variety meat items, are segregated and prepared for shipment or further refinement. Inedible pork products derived from processing operations are used in the manufacture of pet foods, technical products, pharmaceuticals and cosmetics. Two of IBP's pork production facilities also have skinning operations.

        Additionally, the Company has farrow to finish swine operations, which include genetic and nutritional research, breeding, farrowing and feeder pig finishing and the marketing of live swine to regional and national packers, that are conducted in Arkansas, Missouri and Oklahoma.

Prepared Foods  The Company's Prepared Foods segment includes Mexican Original, Culinary Foods and Mallard's Food Products along with most of IBP's previously reported Foodbrands America group. These operations process fresh beef, fresh pork, and other raw materials into pizza toppings, branded and processed meats, appetizers, hors d'oeuvres, desserts, ethnic foods, soups, sauces, side dishes and pizza crusts and produce flour and corn tortilla products and specialty pasta and meat dishes, for restaurants, airlines and other major customers

Other  The Company's Other segment primarily includes the supply chain management facilities, which include fresh and frozen distribution systems and the Company's transportation systems, and other corporate groups not identified with specific protein groups.

Raw Materials and Sources of Supply
Beef  The primary raw material used by the Company in its beef operations is live cattle. The Company does not have facilities of its own to raise cattle in the United States. However, the Company has entered into various risk-sharing and procurement arrangements with producers that help secure a supply of livestock for daily start-up operations at its facilities. The Company's Canadian subsidiary, Lakeside, primarily has cattle feeding facilities and a beef carcass production and boxed beef processing facility. In 2001, Lakeside's feedlots provided approximately 22% of that facility's fed cattle needs. The Company's primary supply of live cattle is purchased on a daily basis by buyers who are trained to select high quality animals.

Chicken  The primary raw materials used by the Company in its chicken operations consist of live chickens that are raised primarily by independent contract growers. The Company's vertically-integrated chicken process begins with the grandparent breeder flocks. Breeder farms specialize in producing the generations of male and female strains, with the broiler being the final progeny. The breeder flocks are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. The fertile eggs are incubated at the grandparent hatchery and produce male and female pullets (i.e., the parents). The pullets are sent to breeder houses, and the resulting eggs are sent to Company hatcheries. Once the chicks have hatched, they are sent to broiler farms. There, contract growers care for and raise the chicks according to Company standards and under the supervision of Company technical service personnel until the broilers have reached the desired processing weight. The adult chickens are caught and hauled to processing plants. The finished products are sent to distribution centers and then transported to customers. Vertically-integrated poultry companies operate their own feed mills to produce scientifically-formulated feeds. Corn and soybean meal are major production costs in the poultry industry, representing roughly 40% of the cost of growing a chicken. In addition to feed ingredients to grow the chickens, the Company uses cooking ingredients, packaging materials and cryogenic agents. The Company believes that its sources of supply for these materials are adequate for its present needs and the Company does not anticipate any difficulty in acquiring these materials in the future. While the Company produces substantially all of its inventory of breeder chickens and live broilers, it may also purchase live, ice-packed or deboned chicken to meet production requirements.

Pork  The primary raw material used by the Company in its pork operations is live swine. Prior to the acquisition of IBP, the Company raised live swine to sell to outside processors. With the acquisition of IBP, the Company supplied a minimal amount of its live swine for its processing needs. The majority of the Company's live swine supply is obtained through various procurement arrangements with producers that help secure a supply for daily start-up operations at its facilities. The Company also employs buyers who purchase hogs on a daily basis, generally a few days before the animals are required for processing.

Prepared Foods  The primary raw materials used by the Company in its prepared foods operations are typically commodity based raw materials, including fresh and frozen beef, chicken and pork, corn, flour and frozen vegetables that can be purchased from numerous suppliers and manufacturers of these raw materials.

Seasonal Demand
The demand for the Company's chicken and beef products generally increases during the spring and summer months and generally decreases during the winter months. The Company's pork products experience increased demand during the winter months due to the holiday season and decreased demand during the spring and summer months. The Company's prepared foods products do not experience seasonal fluctuations.

Customer Relations
No single customer of the Company accounts for more than ten percent of the Company's consolidated revenues. However, five customers represent approximately 19% of the Beef segment's sales, five customers represent approximately 29% of the Chicken segment's sales, three customers represent approximately 26% of Pork segment's sales and three customers represent approximately 32% of the Prepared Foods segment's sales. The Company believes the loss of any single customer would not have a material adverse effect on the Company's business. Although any extended discontinuance of sales to any major customer could, if not replaced, have an impact on the Company's operations, the Company does not anticipate any such occurrences due to the demand for its products and its ability to obtain new customers.

Backlog of Orders
There is no significant backlog of unfilled orders for the Company's products.

Competition
The Company's food products compete with those of other national and regional food producers and processors and certain prepared food manufacturers, namely, ConAgra Inc., Pilgrims Pride Corp., Cargill Inc., Sanderson Farms Inc., Smithfield Foods Inc. and Hormel Foods Corp. Additionally, the Company's food products compete in international markets around the world. The Company's principal marketing and competitive strategy is to identify target markets for value-enhanced products, to concentrate production, sales and marketing efforts in order to appeal to and enhance the demand from those markets and, utilizing its national distribution system and customer support services, to achieve a dominant market position for its products. Past efforts have indicated that customer demand generally can be increased and sustained through application of the Company's marketing strategy, as supported by its distribution system. The principal competitive elements are brand identification, price, product quality, and customer service.

International
The Company exported to over 100 foreign countries in fiscal 2001. Major export markets include Canada, China, Japan, Mexico, Puerto Rico, Russia and South Korea.

        The Company continues to believe that Asia offers potential in terms of developing processing facilities. The Company recently entered into a joint venture in China to further process U.S. produced chicken. The Company's joint venture, to create a commercial feed and swine operation in the Philippines, called Fil-Am Foods, Inc., with Aboitiz Equity Ventures, Inc. and PM Nutrition Company, Inc., a subsidiary of Purina Mills, Inc., has been operational since 1999. Meanwhile, the Company's subsidiary in Mexico continues to grow rapidly under improving economic conditions. The Company has entered into a technical service agreement with Grupo Melo in Panama to assist Grupo Melo with the production of further processed chicken products and allowing them to license the Tyson brand. Additionally, Cobb-Vantress, Inc., a wholly owned subsidiary, has entered into a joint venture agreement with a company to build a 180 thousand capacity chicken breeder farm in China. With the acquisition of IBP, the Company now has two other joint ventures in China, including one that processes pork casings and one that is a pork processing plant. The Company also has an equity interest in a Russian meat processing plant and a cooked meats facility in Ireland.

Research and Development
The Company conducts continuous research and development activities to improve the strains of primary chicken breeding stock, the genetic qualities of swine, and finished product development. Additionally, the Company strives to develop ways to automate manual processes in its processing plants and growout operations. The annual cost of such research and development programs is less than one percent of total consolidated annual sales.

Regulation
The Company's facilities for processing beef, chicken, pork and prepared foods and for housing live chicken and swine are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of its employees. The Company's beef, chicken, pork and prepared foods processing and distribution facilities are also subject to extensive inspection and regulation by the United States Department of Agriculture. Additionally, the Company's beef, chicken and pork processing facilities are participants in the government's Hazardous Analysis Critical Control Point (HACCP) program. The cost of compliance with such laws and regulations has not had a material adverse effect upon the Company's capital expenditures, earnings or competitive position and it is not anticipated to have a material adverse effect in the future. In 2001, the Company incurred expenses of approximately $68 million to maintain compliance with such regulations. These expenditures relate principally to the normal operation and maintenance of wastewater treatment facilities ("Waste Treatment Facilities"), where the Company biologically treats these wastes, and the associated land application of wastes generated at these treatment facilities. Except as disclosed in Item 3, the Company believes that it is in substantial compliance with such applicable laws and regulations and the Company is not aware of any violations of, or pending changes in, such laws and regulations that are likely to result in material penalties or material increases in compliance costs. The Company incurred $9 million in capital expenditures, primarily related to its Wastewater Treatment Facilities, in fiscal 2001 and anticipates capital expenditures of approximately $45 million in fiscal 2002 for environmental projects primarily related to the Wastewater Treatment Facilities.

Employees and Labor Relations
As of November 30, 2001, the Company employed approximately 124,000 persons. The Company believes that its relations with its workforce are good.

        Set forth below is a listing of the Company facilities which have employees subject to a collective bargaining agreement together with the name of the union party to the collective bargaining agreement, the number of employees at the facility subject thereto and the expiration date of the collective bargaining agreement currently in effect.

Location	Union	No. of People	Expiration Date

Albertville, AL	UFCW	781	February 2002
Albuquerque, NM	UFCW	278	January 2005
Amarillo, TX	Teamsters	3,042	November 2002
Ashland, AL	UFCW	539	February 2002
Augusta, ME	UFCW	139	December 2004
Berlin, MD	UFCW	297	(1)
Berlin, MD	Teamsters	182	January 2002
Berlin, MD	Teamsters	54	July 2002
Buena Vista, GA	RWDSU	762	November 2003
Buffalo, NY	IUOE	20	June 2006
Carthage, TX	UFCW	593	November 2003
Center, TX	UFCW	976	February 2003
Cherokee, IA	UFCW	637	March 2004
Chicago, IL	Truck Drivers	519	January 2002
Chicago, IL	UFCW	225	July 2003
Chicago, IL	Teamsters	3	April 2006
Cleveland, MS	RWDSU	414	February 2004
Concordia, MO	UFCW	183	June 2005
Corydon, IN	Steelworkers	36	October 2002
Corydon, IN	UFCW	408	January 2005
Dakota City, NE	UFCW	3,645	August 2004
Dakota City, NE	Teamsters	33	April 2005
Dardanelle, AR	UFCW	886	November 2004
Detroit, MI	Teamsters	3	August 2004
Detroit, MI	UFCW	539	August 2004
Gadsden/Blountsville, AL	Teamsters	16	April 2004
Gadsden, AL	RWDSU	942	November 2004
Glen Allen, VA	UFCW	1,001	November 2004
Grand Rapids, MI	Teamsters	437	August 2003
Grand Rapids, MI	Teamsters	7	February 2004
Henderson, KY	UFCW	1,155	November 2003
Holly Ridge, NC	UFCW	21	August 2003
Holly Ridge, NC	UFCW	419	April 2004
Hope, AR	UFCW	1,261	March 2003
Jackson, MS	UFCW	750	December 2002
Jacksonville, FL	Teamsters	534	December 2002
Jefferson, WI	UFCW	471	June 2002
8

Joslin, IL	Teamsters	15	June 2002
Joslin, IL	UFCW	2,098	March 2006
Logansport, IN	UFCW	1,696	October 2003
Manchester, NH	Teamsters	10	December 2003
Manchester, NH	UFCW	335	December 2004
Newark, NJ	UFCW	133	March 2004
Noel, MO	UFCW	1,104	December 2002
Norfolk, NE	UFCW	1,299	September 2005
North Richland Hills, TX	UFCW	303	August 2004
Pasco, WA	Teamsters	1,553	May 2004
Perry, IA	UFCW	930	April 2003
Pine Bluff, AR	UFCW	268	October 2002
Ponca City, OK	UFCW	572	March 2004
Rialto, CA	UFCW	22	May 2004
Rialto, CA	Teamsters	2	September 2004
Riverside, CA	UFCW	419	May 2004
Shelbyville, TN	RWDSU	1,249	November 2002
Shelbyville, TN	Teamsters	31	August 2004
Waterloo, IA	UFCW	2,120	June 2002
Wilkesboro, NC	Teamsters	29	November 2004
Wilkesboro, NC	Teamsters	59	November 2004
Wilkesboro, NC	Teamsters	79	November 2004

UFCW - United Food and Commercial Workers Union
RWDSU - Retail, Wholesale, Department Store Union
IUOE - International Union of Electrical Workers
(1) Indefinite (seven day notice by either party of contract expiration)

The Company has not experienced any strike or work stoppage that has had a material impact on operations.

Marketing and Distribution
The Company's principal marketing objective is to be the primary protein provider for our customers. The Company identifies distinct markets and business opportunities through extensive consumer and market research. The company's national branding strategy focuses on the Tyson (chicken) and Thomas E. Wilson (red meat) brands. Additionally, a number of strong regional brands are also supported. All communications stress the quality and value proposition of the products while supporting and building brand awareness. Communications efforts utilize a fully integrated and coordinated mix of activities designed to connect with customers and consumers on both a rational and emotional level. The Company utilizes its national distribution system and customer support services to achieve a dominant market position for its products.

        The Company's nationwide distribution system utilizes a network of food distributors which is supported by cold storage warehouses owned or leased by the Company, by public cold storage facilities and by the Company's transportation system. The Company ships products from Company-owned consolidated frozen food distribution centers, from a network of public cold storages, from other owned and leased facilities and directly from plants. The Company's distribution centers facilitate accumulating frozen products so that it can fill and consolidate less-than-truckload orders into full truckloads, thereby decreasing shipping costs while increasing customer service. In addition, customers are provided with a selection of products that do not require large volume orders. The Company's distribution system enables it to supply large or small quantities of products to meet customer requirements anywhere in the continental United States.

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

This report and other written reports and oral statements made from time to time by the Company and its representatives contain forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties that could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Tyson undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

        Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as live cattle, live swine or feed grain costs; (ii) changes in the availability and relative costs of labor and contract growers; (iii) operating efficiencies of facilities; (iv) market conditions for finished products, including the supply and pricing of alternative proteins; (v) effectiveness of advertising and marketing programs; (vi) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (vii) risks associated with leverage, including cost increases due to rising interest rates; (viii) risks associated with effectively evaluating derivatives and hedging activities; (ix) changes in regulations and laws (both domestic and foreign), including changes in accounting standards, environmental laws and occupational, health and safety laws; (x) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xi) adverse results from ongoing litigation; (xii) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (xiii) the effect of, or changes in, general economic conditions.

ITEM 2. PROPERTIES

The Company currently has production and distribution operations in the following states: Alabama, Arkansas, California, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Mississippi, Missouri, Nebraska, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. Additionally, the Company, either directly or through its subsidiaries, has facilities in or participates in joint venture operations in Argentina, Brazil, Canada, China, Denmark, India, Indonesia, Ireland, Japan, Mexico, Panama, the Philippines, Russia, Spain, the United Kingdom and Venezuela.

Beef  The Company's beef operations consist of 14 beef production facilities and a Canadian cattle feeding operation. These facilities slaughter live cattle, fabricate beef products and treat and tan hides. In addition, one of the beef facilities contains a tallow refinery and one facility shares operations with the Pork segment. The carcass facilities reduce live cattle to dressed carcass form. Fed beef consists primarily of young steers and heifers specifically raised for beef consumption. The processing facilities conduct fabricating operations to produce boxed beef and manufacture allied products such as pet foods, technical products, pharmaceuticals and cosmetics. The processing facilities operated in 2001 at approximately 87% of their production capacities. The total slaughter capacity is approximately 240,000 head per week.

Chicken  The Company's chicken operations consist of 62 processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packaging, deboning or further-processing. The total slaughter capacity is approximately 49 million head per week. In addition, the Company owns 13 rendering plants with the capacity to produce 28 million pounds of animal protein products per week and 18 ground pet food processing operations in connection with chicken processing plants capable of producing 8 million pounds of product per week. In addition, there are two blending mill operations, 39 feed mills and 76 broiler hatcheries with sufficient capacity to meet the needs of the chicken growout operations. During 2001, the feed mills operated at 75% of capacity and the hatcheries operated at 85% of capacity. In general, the remaining processing plants are fully utilized.

Pork  The Company's pork operations consist of seven pork production facilities that slaughter live hogs, fabricate pork products and manufacture allied products such as pet foods, technical products, pharmaceuticals and cosmetics. One of these facilities is shared with the Beef segment. The processing facilities operated in 2001 at approximately 82% of their production capacities. The total slaughter capacity of these facilities is approximately 410,000 head per week. In addition, the Company has swine growout operations that consist of 150 swine farrowing and nursery units and 261 swine finishing units. The Company also purchases live swine from contract growers. The swine growout operations are supported by one dedicated feed mill supplemented by the production from the chicken operations' feed mills.

Prepared Foods  The Company's prepared foods operations consist of 45 processing plants which process fresh beef, pork, chicken and other raw materials into pizza toppings, branded and processed meats, appetizers, hors d'oeuvres, desserts, ethnic foods, soups, sauces, side dishes and pizza crusts, flour and corn tortilla products and specialty pasta and meat dishes. These processing plants have the capacity to produce approximately 60 million pounds per week and operated in 2001 at approximately 77% of capacity.

Other  The Company's other operations consist of two warehouses and 11 freezers used by the beef and pork divisions, 43 cold storage facilities at chicken processing plants, three cold storage facilities at chicken rendering plants, five cold storage facilities used by prepared foods plants, five distribution centers used by the chicken division and five distribution centers used by the prepared foods division with a total capacity of approximately 300 million pounds.

        The Company owns its major operating facilities with the following exceptions: one chicken primary processing plant is leased until 2003, one chicken emulsified plant is leased month to month, one chicken distribution center is leased until 2003, one feedmill and three hatcheries are leased until 2003, one hatchery is leased month to month, 386 chicken breeder farm houses are leased under agreements expiring at various dates through 2003 and four chicken breeder farm houses are leased month to month, 30 broiler farms are leased year to year, 68 swine farrowing and nursery units and 210 swine finishing units are leased, with the majority expiring in 2002, one prepared foods distribution center is leased month to month, two prepared foods further processing facilities are leased until 2004 and 2005, and two prepared foods appetizer manufacturing facilities are leased until 2003 and 2013.

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

Wage and Hour/ Labor Matters  On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox v. Tyson) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit generally alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company. At filing 159 current and/or former employees consented to join the lawsuit and, to date, approximately 5,000 consents have been filed with the court. Discovery in this case is ongoing. A hearing was held on March 6, 2000, to consider the plaintiff's request for collective action certification and court-supervised notice. No decision has been rendered. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case; however, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

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

        On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox v. Tyson in that the employees claim violations of the Fair Labor Standards Act for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plants in New Holland, Pennsylvania. Currently, there are approximately 500 additional current or former employees who have filed consents to join the lawsuit. The court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities, but the class has not been ordered certified. The Company believes it has substantial defenses to the claims made and intends to defend the case vigorously; however, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

        On November 5, 2001, a lawsuit entitled Maria Chavez, et.al. vs. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. was filed in the U.S. District Court for the Eastern District of Washington against IBP and Tyson by several employees of IBP's Pasco, Washington, beef slaughter and processing facility alleging various violations of both the Fair Labor Standards Act, 29 U.S.C. Sections 201 - 219 (FLSA) claims, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage

Deductions-Contribution-Rebates Act, RCW chapter 49.52. The lawsuit alleges IBP and/or Tyson required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege that similar prior litigation entitled Alvarez et. al. vs. IBP which resulted in a $3.1 million final judgment against IBP, supports a claim of collateral estoppel and/or is res judicata as to the issues raised in this new litigation.

        On January 26, 2000, a lawsuit entitled Jose Jairo Gutierrez, et. al. vs. Specialty Brands, Inc. and Foodbrands America, Inc. was filed in the U.S. District Court for the District of New Mexico by 14 employees at the Specialty Brands' Albuquerque facility alleging violations of both the FLSA and the New Mexico wage and hour statutes. Initially, these plaintiffs sought to certify a class of all Foodbrands and Specialty Brands employees, but were allowed by the court to certify only a class of hourly production employees in Albuquerque. The complaint alleges that Specialty Brands failed to compensate employees for walking to and from their work stations and putting on and taking off protective clothing such as smocks, hard hats, hairnets and earplugs.

Environmental Matters  On January 15, 1997, the Illinois EPA brought suit in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division against IBP at its Joslin, Illinois, facility alleging that IBP's operations at its Joslin, Illinois, facility are violating the "odor nuisance" regulations enacted in the State of Illinois. IBP has already completed additional improvements at its Joslin facility to further reduce odors from this operation, but denies Illinois EPA's contention that its operations at any time amounted to a "nuisance". IBP is in the midst of discussions aimed at a complete resolution of these issues, and reports this issue solely because of a recent determination that the penalties have the potential to exceed $100,000.

        On January 12, 2000, The U.S. Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA), filed a lawsuit against IBP in U.S. District Court for the District of Nebraska, alleging violations of various environmental laws at IBP's Dakota City facility. This action alleges, among other things, violations of: (1) the Clean Air Act; (2) the Clean Water Act; (3) the Resource, Conservation and Recovery Act (RCRA); (4) the Comprehensive Environmental Response Compensation and Liability Act (CERCLA); and (5) the Emergency Planning and Community Right to Know Act (EPCRA). IBP determined to reserve $3.5 million during 1999 for the claims raised in this lawsuit based upon the evaluation of a confidential settlement demand received from the DOJ, and review and evaluation of the resolution of comparable claims, in light of the company's assessment of the facts as known to the company and the legal theories advanced by the DOJ. On October 12, 2001, a Second and Final Partial Consent Decree was lodged with the U.S. District Court, which, combined with a Partial Consent Decree entered on May 19, 2000, would fully and finally resolve all allegations raised in this lawsuit for a total civil penalty of $4.1 million. In addition, pursuant to the Second and Final Partial Consent Decree, IBP agreed to make additional wastewater improvements at its Dakota City facility including the installation of a full nitrification system. On the same date, an amended complaint was filed adding Clean Water Act and RCRA allegations involving IBP's former Palestine, Texas, facility, Clean Water Act allegations involving IBP's Gibbon, Nebraska, facility, as well as EPCRA/CERCLA alleged violations for other IBP facilities located in Region VII. These issues are fully resolved in the Second and Final Partial Consent Decree proposed to the court. Also on the same date, a separate administrative consent agreement with EPA was entered resolving alleged EPCRA/CERCLA claims at IBP's Joslin, Illinois, facility for a $200,000 civil penalty. Notice of the Second and Final Partial Consent Decree was published in the Federal Register on November 15, 2001, for a 30-day comment period. After completion of the comment period, it is anticipated that the Second and Final Partial Consent Decree will be approved and entered by the U.S. District Court in Nebraska, which will end this litigation.

        On October 23, 2001, a putative class action lawsuit was filed in the District Court for Mayes County, Oklahoma, against Tyson Foods, Inc. by R. Lynn Thompson and Deborah S. Thompson on behalf of all owners of Grand Lake O' the Cherokee's littoral (lake front) property. The suit alleges that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake. On November 1, 2001, the suit was removed to the U.S. District Court for the Northern District of Oklahoma. To date, the court has taken no action. The Company believes that the allegations in the complaint are unfounded and intends to vigorously defend the case.

        The Company has been advised by the U.S. Attorney's office for the Western District of Missouri that the government intends to seek an indictment of the Company for alledged violations of the Clean Water Act related to activities at its Sedalia, Missouri, facility. The Company is presently discussing the possible resolution of this matter but neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this matter can be determined at this time.

Securities Matters  In February 2000, several lawsuits were filed against IBP by certain shareholders in the U.S. District Court for the District of Nebraska seeking to certify a class of all persons who purchased IBP stock between March 25, 1999, and January 12, 2000. The complaints allege that IBP violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about the company's compliance with environmental laws in order to inflate the company's stock price. On February 14, 2001, lead plaintiffs filed a motion for leave to amend the amended consolidated complaint to add additional claims on behalf of all persons who purchased IBP stock between March 25, 1999, to January 25, 2001. The proposed new claims are substantially similar to those alleged in the South Dakota and New York actions described below under the heading Securities Litigation re: Earnings Restatement, alleging that IBP violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and rule 10b-5 thereunder. On May 21, 2001, the Magistrate Judge issued two opinions recommending (1) the denial of plaintiffs request to amend the amended consolidated complaint, and (2) dismissal of the complaint in its entirety for failure to state a claim. Plaintiffs' appeal to the District Court judge was denied, and a final judgment was entered dismissing the case. Plaintiffs appealed the decision, but on November 7, 2001, signed a Stipulation of Dismissal of Appeal, dismissing their appeal, with prejudice.

        Between January and March 2001, a number of lawsuits were filed by certain shareholders in the U.S. District Court for the District of South Dakota and one suit filed in the U.S. District Court for the Southern District of New York seeking to certify a class of all persons who purchased IBP stock between February 7, 2000, and January 25, 2001. The plaintiff in the New York action has voluntarily dismissed and refiled its complaint in South Dakota. The complaints, seeking unspecified damages, allege that IBP and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about the company's financial results in order to inflate the company's stock price. IBP intends to vigorously contest these claims.

        On or about June 6, 2001, IBP was advised the SEC has commenced a formal investigation of IBP related to the restatement of earnings made by IBP in March 2001. The investigation appears to relate primarily to certain improprieties in the financial statements of its DFG subsidiary which resulted in this restatement.

IBP Stockholder and Merger Agreement Related Litigation  Between October 2 and November 1, 2000, 14 class actions were filed in the Delaware Court of Chancery (the Delaware Court) against IBP, inc. (IBP) and the members of the IBP Board of Directors. On November 13, 2000, these actions were consolidated as In re IBP, inc. Shareholders Litigation, C.A. No. 18373 (the Consolidated Action).

        On March 29, 2001, the Company filed an action in the Chancery Court of Washington County, Arkansas, entitled Tyson Foods, Inc. et al. v. IBP, inc., Case No. E 2001-749-4 (the Arkansas Lawsuit), alleging that the Company had been inappropriately induced to enter into the Merger Agreement dated January 1, 2001, (the Merger Agreement) and that IBP was in breach of various representations and warranties made in the Merger Agreement.

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

        After negotiations and in accordance with the Post-Trial Opinion, the Company and IBP presented an Order, Judgment and Decree to the Delaware Court, entered on June 27, 2001, requiring the Company and its affiliates to specifically perform the Merger Agreement as modified by, and subject to the conditions contained in, the Stipulation, including making this Offer and effecting the Merger.

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

        Between June 22 and July 20, 2001, various plaintiffs commenced actions against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP stock or traded in certain IBP options from March 29, 2001, when the Company announced its intention to terminate the Merger Agreement with IBP, and June 15, 2001, when the Delaware Court rendered its Post-Trial Opinion in the Consolidated Action. The actions, entitled Meyer v. Tyson Foods, Inc., et al., C.A. No. 01-425 SLR; Banyan Equity Mgt. v. Tyson Foods, Inc. et al., C.A. No. 01-426 GMS; Steiner v. Tyson Foods, Inc., et al., C.A. No. 01-462 GMS; Aetos Corp. et al. v. Tyson, et al., C.A. No. 01-463 GMS; Meyers, et al. v. Tyson Foods, Inc., et al., C.A. No. 01-489; Binsky v. Tyson Foods, Inc., et al., C.A. No. 01-495; Management Risk Trading LP v. Tyson Foods, Inc., et al., C.A. No. 01-496; and Stark Investments, L.P. et al. v. Tyson et al., C.A. No. 01-565 allege that the defendants violated federal securities laws by making, or causing to be made, false and misleading statements in connection with the Company's attempted termination of the Merger Agreement. The plaintiffs allege that, as a result of the defendants' alleged conduct, the purported class members were harmed. The defendants intend to vigorously defend these claims.

General Matters  In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the District Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The District Court approved this narrower class in April 1999. The 11th Circuit Court of Appeals reversed the District Court decision to certify a class, on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. The plaintiffs then filed pleadings seeking to certify an amended class. The Court denied the plaintiffs' motion on October 17, 2000. Plaintiffs' motion for reconsideration of the judge's decision was denied, and plaintiffs now seek to certify a class of cattle producers who have sold exclusively to IBP on a cash market basis. This motion, as well as the company's motions for summary judgment on both liability and damages, is now pending. Management continues to believe that the company has acted properly and lawfully in its dealings with cattle producers.

        On August 8, 2000, the Company was served with a complaint filed in the U.S. District Court for the District of Arizona styled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Alcon Laboratories, et al., CIV00-0661 PHX PGR. The plaintiff sued the Company, along with approximately 100 other defendants in the food, beverage, drug, cosmetic and tobacco industries, claiming that the defendants infringed various patents held by the Foundation. The alleged patent infringement is based on the defendants' use of the Foundation's automatic identification patents that relate to the use of bar coding and/or the Foundation's patents that relate to machine vision. The Foundation seeks treble damages for the defendants' alleged infringement. The case is currently stayed pending the resolution of related litigation.

        The Company has been indicted in the Eastern District of Tennessee for alleged violations of the Immigration and Naturalization Act at several of the Company's locations. We intend to vigorously defend this matter and believe we have meritorious defenses to the government's theories of recovery. However, the outcome of this matter and any potential liability on the part of the Company cannot be determined at this time.

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

Executive Officers of the Company
Officers of the Company serve one year terms from the date of their election, or until their successors are appointed and qualified. The name, title, age and year of initial election to executive office of the Company's executive officers are listed below:

Name	Title	Age	Year Elected

John Tyson	Chairman of the Board of Directors	48	1984
	and Chief Executive Officer

Richard L. Bond	Co-Chief Operating Officer and Group President,	53	2001
	Fresh Meats and Retail

Greg Lee	Co-Chief Operating Officer and Group President,	54	1993
	Food Service and International

Les Baledge	Executive Vice President and	44	1999
	General Counsel

Steven Hankins	Executive Vice President and	43	1997
	Chief Financial Officer

Eugene D. Leman	Senior Group Vice President, Fresh Meats	59	2001

Dennis Leatherby	Senior Vice President,	41	1990
	Finance and Treasurer

Rodney S. Pless	Senior Vice President, Controller and	40	2000
	Chief Accounting Officer

        No family relationships exist among the above officers. Mr. John Tyson was appointed Chairman of the Board of Directors and Chief Executive Officer in 2001 after serving as Chairman of the Board of Directors, President and Chief Executive Officer since 2000, Chairman of the Board of Directors since 1998, Vice Chairman of the Board of Directors since 1997 and President, Beef and Pork Division since 1993. Mr. Bond was appointed Co-Chief Operating Officer and Group President, Fresh Meats and Retail in 2001 after serving as President and Chief Operating Officer of IBP, inc. from March 1997 until the merger of IBP into a wholly owned subsidiary of the Company on September 28, 2001, and as President, IBP Fresh Meats from 1995 to 1997. Mr. Lee was appointed Co-Chief Operating Officer and Group President, Food Service and International in 2001 after serving as Chief Operating Officer since 1999, as President of the Foodservice Group since 1998 and Executive Vice President, Sales, Marketing and Technical Services since 1995. Mr. Baledge was appointed Executive Vice President and General Counsel in 2000 after serving as Executive Vice President and Associate General Counsel since 1999 upon joining Tyson. Prior to joining Tyson, Mr. Baledge was of counsel to the law firm of Kutak Rock LLP and a partner with the Rose Law Firm. Mr. Hankins was appointed Executive Vice President and Chief Financial Officer in 1998 after serving as Senior Vice President, Financial Planning and Shared Services since 1997 and Vice President, Management Information Systems since 1993. Mr. Leman was appointed Senior Group Vice President, Fresh Meats in 2001 after serving as IBP's President of Fresh Meats since 1997 until the merger of IBP into a wholly owned subsidiary of the Company on September 28, 2001, and as President of IBP's Allied Group since 1995. Mr. Leatherby was appointed Senior Vice President, Finance and Treasurer in 1998 after serving as

Vice President and Treasurer since 1997 and Treasurer since 1994. Mr. Pless was elected Senior Vice President, Controller and Chief Accounting Officer in 2001 after serving as Vice President, Controller and Chief Accounting Officer since 2000. Prior to joining Tyson, Mr. Pless was Vice President, Controller and Chief Accounting Officer for TransMontaigne.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company currently has issued and outstanding two classes of capital stock, Class A Common Stock (the "Class A Stock") and Class B Common Stock (the "Class B Stock"). Information regarding the voting rights and dividend restrictions are set forth on page 36 of the Annual Report under the caption "Capital Stock," which information is incorporated herein by reference.

        On October 31, 2001, there were approximately 37,700 holders of record of the Company's Class A Stock and 18 holders of record of the Company's Class B Stock, excluding holders in the security position listings held by nominees. The Class A Stock is traded on the New York Stock Exchange under the symbol "TSN." No public trading market currently exists for the Class B Stock. Information regarding the high and low closing prices of the Class A Stock is set forth on pages 57 and 60 of the Annual Report under the captions "Eleven-Year Financial Summary" and "Closing Price of Company's Common Stock," which information is incorporated herein by reference.

        The Company has paid uninterrupted quarterly dividends on its common stock each year since 1977. The annual dividend rate for Class A Stock is $0.16 per share and the annual dividend rate for Class B Stock is $0.144 per share.

ITEM 6. SELECTED FINANCIAL DATA

See the information reflected under the caption "Eleven-Year Financial Summary" on page 57 of the Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See the information reflected under the caption "Management's Discussion and Analysis" on pages 22 through 30 of the Annual Report, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

See the information reflected under the caption "Market Risk" on pages 27 through 29 of the Annual Report, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the information on pages 31 through 55 of the Annual Report under the caption "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors," which information is incorporated herein by reference. Other financial information is filed under Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference.

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

1.  The following consolidated financial statements of the registrant included on pages 31 through 54 in the Company's Annual Report for the fiscal year ended September 29, 2001, and the Report of Independent Auditors on page 55 of such Annual Report are incorporated herein by reference. Page references set forth in the index below are to page numbers in Exhibit 13 of this Form 10-K.

	Consolidated Statements of Income	Pages
	For the three years ended September 29, 2001	384

	Consolidated Balance Sheets at	385
	September 29, 2001 and September 30, 2000

	Consolidated Statements of Shareholders' Equity	386
	for the three years ended September 29, 2001

20

	Consolidated Statements of Cash Flows	387
	for the three years ended September 29, 2001

	Notes to Consolidated Financial Statements	388-407

	Report of Independent Auditors	408

	2. The following additional information for the years 2001, 2000 and 1999 is submitted herewith. Page references are to the consecutively numbered pages of this Report on Form 10-K:

	Report of Independent Auditors	31

	Schedule II Valuation and Qualifying	32
	Accounts for the three years ended
	September 29, 2001

	All other schedules are omitted because they are neither applicable nor required.

	3. The exhibits filed with this report are listed in the Exhibit Index at the end of the Item 14.

(b)	Reports on Form 8-K

	Report on Form 8-K, dated August 4, 2001, with respect to the Company's acquisition of IBP, inc.

	Report on Form 8-K/A, dated August 4, 2001, with respect to the Company's acquisition of IBP, inc.

	Report on Form 8-K, dated September 4, 2001, with respect to the Company's intention to offer private placement of $2.0 to $2.5 billion of its Senior Notes under its existing indenture.

	Report on Form 8-K, dated September 25, 2001, with respect to the Company's anticipated higher fourth quarter earnings.

	Report on Form 8-K, dated September 27, 2001, with respect to the Company's intention to sell $2.25 billion of its Senior Notes in a private placement.

EXHIBIT INDEX
Exhibit No.	Pages
2.1

Agreement and Plan of Merger dated as of January 1, 2001 among the Company, IBP, inc. and Lasso Acquisition Corporation (previously filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

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

4.1

Form of Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee (the "Company Indenture") relating to the issuance of Debt Securities (previously filed as Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-3, filed with the Commission on May 8, 1995, Registration No. 33-58177, and incorporated herein by reference).

4.2

Form of 6.75% $150 million Note due June 1, 2005 issued under the Company Indenture (previously filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 1995, Commission File No. 0-3400, and incorporated herein by reference).

4.3

Form of Fixed Rate Medium-Term Note issued under the Company Indenture (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Commission on July 20, 1995, Commission File No. 0-3400, and incorporated herein by reference).

4.4

Form of Floating Rate Medium-Term Note issued under the Company Indenture (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the Commission on July 20, 1995, Commission File No. 0-3400, and incorporated herein by reference).

4.5

Form of Calculation Agent Agreement relating to the Medium Term Notes issued under the Company Indenture (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K, filed with the Commission on July 20, 1995, Commission File No. 0-3400, and incorporated herein by reference).

4.6

Amended and Restated Note Purchase Agreement, dated June 30, 1993, by and between the Company and various Purchasers as listed in the Purchaser Schedule attached to said agreement, together with the following documents (all purchasers and series issued under this agreement have been repaid except the Series G Notes with John Hancock Mutual Life Insurance Company):

(a) Form of Series G Note

22

(previously filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993, Commission File No. 0-3400, and incorporated herein by reference).

4.7

Amendment Agreement, dated November 1, 1994, to Amended and Restated Note Purchase Agreements, dated June 30, 1993, by and between the Company and various Purchasers as listed in the Purchaser Schedule attached to said agreement (John Hancock Mutual Life Insurance Company is only remaining Purchaser with notes outstanding) (previously filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994, Commission File No. 0-3400, and incorporated herein by reference).

4.8

Second Amendment Agreement, dated as of June 29, 1996, to Amended and Restated Note Purchase Agreements, dated June 30, 1993, by and between the Company and various Purchasers as listed in the Purchaser Schedule attached to said agreement (John Hancock Mutual Life Insurance Company is only remaining Purchaser with notes outstanding) (previously filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, Commission File No. 0-3400, and incorporated herein by reference).

4.9

Third Amendment Agreement dated as of May 2, 2001, to Amended and Restated Note Purchase Agreements, dated June 30, 1993, by and between the Company and John Hancock Mutual Life Insurance Company (attached).

33-35

4.10

Form of 7.0% $200 million Note due May 1, 2018 issued under the Company Indenture (previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1998, Commission File No. 0-3400, and incorporated herein by reference).

4.11

Form of 7.0% $40 million Note due May 1, 2018 issued under the Company Indenture (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1998, Commission File No. 0-3400, and incorporated herein by reference).

4.12

Supplemental Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee, dated as of October 1, 2004, supplementing the Company Indenture and relating to the issuance of the Company's $500 million 6.625% Notes due 2004, together with form of 6.625% Note (attached).

36-61

4.13

Supplemental Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee, dated as of October 2, 2001, supplementing the Company Indenture and relating to the issuance of the Company's $750 million 7.250% Notes due 2006, together with form of 7.250% Note (attached).

62-91

4.14

Supplemental Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee, dated as of October 2, 2001, supplementing the Company Indenture and relating to the issuance of the Company's $1 billion 8.250% Notes due 2011, together with form of 8.250% Note (attached).

92-118

23

4.15

Indenture, dated January 26, 1996, between IBP, inc. ("IBP") and The Bank of New York (the "IBP Indenture") (previously filed as Exhibit 4 to IBP's Registration Statement on Form S-3, filed with the Commission on November 20, 1995, Commission File No. 33-64459, and incorporated herein by reference).

4.16

Form of Senior Note issued under the IBP Indenture for the issuance of (a) $100 million 6.125% Senior Notes due February 1, 2006, (b) $100 million 7.125% Senior Notes due February 1, 2026 and (c) $300 million 7.95% Senior Notes due February 1, 2010 (attached).

119-124

4.17	Form of $125 million 7.45% Senior Note due June 1, 2007 issued under the IBP Indenture (attached).	125-135

4.18

First Supplemental Indenture, dated as of September 28, 2001, among the Company, Lasso Acquisition Corporation and The Bank of New York, pursuant to which the Company guaranteed the Notes issued under the IBP Indenture (attached).

136-140

10.1

364 Day Credit Agreement dated as of September 24, 2001 by and among the Company, as Borrower, The Chase Manhattan Bank, as Administrative Agent, Merrill Lynch Capital Corporation, as Syndication Agent, Suntrust Bank, as Documentation Agent, Mizuho Financial Group and Rabobank International, as Co-Documentation Agents and certain lenders parties thereto (attached).

141-224

10.2

Five-Year Credit Agreement, dated as of September 24, 2001, by and among the Company, as Borrower, The Chase Manhattan Bank, as Administrative Agent, Merrill Lynch Capital Corporation, as Syndication Agent, Suntrust Bank, as Documentation Agent, Mizuho Financial Group and Rabobank International, as Co-Documentation Agents and certain lenders parties thereto (attached).

225-304

10.3

Issuing and Paying Agency Agreement dated as of January 12, 2001 between the Company and The Chase Manhattan Bank (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.4

Commercial Paper Dealer Agreement dated as of January 12, 2001 between the Company and Banc of America Securities LLC (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.5

Commercial Paper Dealer Agreement dated as of January 12, 2001 between the Company and Credit Suisse First Boston Corporation (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.6

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and Merill Lynch Money Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

24

10.7

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and SunTrust Equitable Securities Corporation (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.8

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and J.P. Morgan Securities, Inc. (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.9

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and Chase Securities Inc. (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.10	Senior Advisor Agreement, dated October 19, 2001, by and between Don Tyson and the Company (attached).	305-307

10.11	Senior Advisor Agreement, dated October 1, 2001, by and between Robert L. Peterson and the Company (attached).	308-312

10.12	Employment Agreement, dated as of October 1, 2001, by and between John Tyson and the Company (attached).	313-324

10.13	Employment Agreement, dated as of September 28, 2001 by and between Richard Bond and the Company (attached).	325-348

10.14	Employment Agreement, dated as of October 1, 2001, by and between Greg Lee and the Company (attached).	349-361

10.15	Form of Employment Agreement used for all other Executive Officers of the Company, including named executive officers whose contracts are not specifically referenced above (attached).	362-374

10.16

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

25

10.19

Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective October 1, 1997, and First Amendment to the Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective December 31, 1998 (previously filed as exhibit 10.15 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 0-3400, and incorporated herein by reference).

10.20

Tyson Foods, Inc. Non-statutory Stock Option Plan of 1982, as amended and restated on November 18, 1994, (previously filed as Exhibit 99 to the Company's Registration Statement of Form S-8 filed with the Commission on January 30, 1995, Commission File No. 33-54716, and incorporated herein by reference).

10.21

Tyson Foods, Inc. 2000 Stock Incentive Plan dated August 11, 2000 (previously filed as exhibit 10.19 to the Company's Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.22	IBP 1987 Stock Option Plan (previously filed as Exhibit No. 28(a) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-19441 and incorporated herein by reference).

10.23

IPB Officer Long-Term Stock Plan (previously filed as Exhibit No. 10.5.3 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

10.24

IBP Directors Stock Option Plan (previously filed as Exhibit No. 10.5.4 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

10.25

IBP 1993 Stock Option Plan (previously filed as Exhibit No. 10.5.5 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

10.26

1996 Officer Long-Term Stock Plan (previously filed as Exhibit No. 10.5.6 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).

10.27	IBP 1996 Stock Option Plan (previously filed as Exhibit 10.5.7 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).

10.28

Text of Retirement Income Plan of IBP, inc. (as amended and Restated Effective as of January 1, 1992), as amended (previously filed as Exhibit No. 10.28 to IBP's Annual Report on Form 10-K for the fiscal year ended December 26, 1992, File No. 1-6085 and incorporated herein by reference).

10.29

Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain of its executive officers (previously filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.30

Form of IBP's Indemnification Agreement with officers and directors (previously filed as Exhibit No. 10.8 to IBP's Registration Statement on Form S-1, dated August 19, 1987, File No. 1-6085 and incorporated hereby by reference).

26

13	Pages 22 through 60 of the Annual Report to Shareholders for the fiscal year ended September 29, 2001.	375-413

21	Subsidiaries of the Company.	414-419

23	Consent of Independent Auditors.	420

27

SIGNATURES

        Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Steven Hankins	December 21, 2001
Steven Hankins
Executive Vice President
and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Barbara Allen	Director	December 21, 2001
Barbara Allen

/s/ Richard L. Bond	Director, Co-Chief Operating	December 21, 2001
Richard L. Bond	Officer and Group President,
Fresh Meats and Retail

/s/ Lloyd V. Hackley	Director	December 21, 2001
Lloyd V. Hackley

/s/ Steven Hankins	Executive Vice President and	December 21, 2001
Steven Hankins	Chief Financial Officer

/s/ Gerald Johnston	Director	December 21, 2001
Gerald Johnston

/s/ David A. Jones	Director	December 21, 2001
David A. Jones

/s/ Jim Kever	Director	December 21, 2001
Jim Kever

/s/ Shelby D. Massey	Director	December 21, 2001
Shelby D. Massey

/s/ Robert L. Peterson	Director	December 21, 2001
Robert L. Peterson

/s/ Rodney S. Pless	Senior Vice President, Controller and	December 21, 2001
Rodney S. Pless	Chief Accounting Officer

/s/ Jo Ann R. Smith	Director	December 21, 2001
Jo Ann R. Smith

/s/ Joe F. Starr	Director	December 21, 2001
Joe F. Starr

/s/ Leland E. Tollett	Director	December 21, 2001
Leland E. Tollett

/s/ Barbara A. Tyson	Vice President and Director	December 21, 2001
Barbara A. Tyson

/s/ Don Tyson	Director	December 21, 2001
Don Tyson

29

/s/ John H. Tyson	Chairman of the Board of Directors	December 21, 2001
John H. Tyson	and Chief Executive Officer

/s/ Donald E. Wray	Director	December 21, 2001
Donald E. Wray

30

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Tyson Foods, Inc. as of September 29, 2001 and September 30, 2000, and for each of the three years in the period ended September 29, 2001, and have issued our report thereon dated November 12, 2001. Our audits also included the financial statement schedule listed in Item 14(a) in this annual report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Little Rock, Arkansas	/s/ERNST & YOUNG LLP
November 12, 2001	ERNST & YOUNG LLP

FINANCIAL STATEMENT SCHEDULE

TYSON FOODS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended September 29, 2001

dollars in millions

	Balance	Charged to	Charged to		Balance
	at Beginning	Costs and	Other	Additions	at End
Description	of Period	Expenses	Accounts	(Deductions)	of Period

Allowance for
Doubtful Accounts

2001	$17	$2		$0	$8	(1)	$27

2000	$22	$25	(2)	$0	$(30)	(2)	$17

1999	$85	$16	(3)	$0	$(79)	(4)	$22

(1) Includes $14 million reserve due to IBP acquisition.
(2) Includes $24 million reserve related to the January 31, 2000 bankruptcy filing by AmeriServe Food Distribution, Inc.
(3) Includes $12 million reserve for international operations.
(4) Write off of receivables against reserve related to 1998 allowance.