Form 10-Q
period 2001-12-29
TYSON FOODS INC
filed 2002-01-30
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2001

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

(479) 290-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes [X]      No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
December 29, 2001.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value	252,277,867
Class B Common Stock, $0.10 Par Value	101,645,598

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions except per share data)
(Unaudited)

	Three Months Ended

	December 29, 2001	December 30, 2000

Sales	$5,865	$1,769
Cost of Sales	5,355	1,587

	510	182
Selling, General and Administrative	237	114

Operating Income	273	68
Other Expense:
Interest	79	26
Other	-	1

	79	27

Income Before Income Taxes	194	41
Provision for Income Taxes	67	14

Net Income	$127	$27

Weighted Average Shares Outstanding:
Basic	348	223
Diluted	355	224
Earnings Per Share:
Basic	$0.36	$0.12
Diluted	$0.36	$0.12

Cash Dividends Per Share:
Class A	$0.040	$0.040
Class B	$0.036	$0.036

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	(Unaudited)

	December 29, 2001	September 29, 2001

Assets
Current Assets:
Cash and cash equivalents	$92	$70
Accounts receivable, net	1,121	1,199
Inventories	1,907	1,911
Other current assets	56	110

Total Current Assets	3,176	3,290
Net Property, Plant and Equipment	4,088	4,085
Goodwill	2,756	2,756
Other Assets	423	501

Total Assets	$10,443	$10,632

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$453	$760
Trade accounts payable	820	799
Other current liabilities	940	857

Total Current Liabilities	2,213	2,416
Long-Term Debt	3,895	4,016
Deferred Income Taxes	625	609
Other Liabilities	237	237
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: issued 268 million shares at December 29, 2001 and 267 million shares September 29, 2001	27	27
Class B-authorized 900 million shares: issued 102 million shares at December 29, 2001 and 103 million shares at September 29, 2001	10	10
Capital in excess of par value	1,884	1,920
Retained earnings	1,884	1,770
Accumulated other comprehensive loss	(31)	(35)

	3,774	3,692
Less treasury stock, at cost- 15 million shares at December 29, 2001 and 21 million shares at September 29, 2001	254	333
Less unamortized deferred compensation	47	5

Total Shareholders' Equity	3,473	3,354

Total Liabilities and Shareholders' Equity	$10,443	$10,632

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended

	December 29, 2001	December 30, 2000

Cash Flows From Operating Activities:
Net income	$127	$27
Net changes in working capital	203	22
Depreciation and amortization	117	75
Deferred income taxes and other	60	(1)

Cash Provided by Operating Activities	507	123

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(108)	(47)
Proceeds from sale of assets	-	21
Net change in investment in commercial paper	94	2
Net change in other assets and liabilities	(23)	(7)

Cash Used for Investing Activities	(37)	(31)

Cash Flows From Financing Activities:
Net change in debt	(428)	(77)
Purchase of treasury shares	(6)	(18)
Dividends and other	(13)	(9)

Cash Used for Financing Activities	(447)	(104)

Effect of Exchange Rate Change on Cash	(1)	2

Increase (Decrease) in Cash and Cash Equivalents	22	(10)
Cash and Cash Equivalents at Beginning of Period	70	43

Cash and Cash Equivalents at End of Period	$92	$33

See accompanying notes.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1:   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended September 29, 2001. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of December 29, 2001 and September 29, 2001, and the results of operations and cash flows for the three months ended December 29, 2001 and December 30, 2000. The results of operations and cash flows for the three months ended December 29, 2001 and December 30, 2000 are not necessarily indicative of the results to be expected for the full year.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company has elected to early adopt the provisions of SFAS 142 and has discontinued the amortization of its goodwill balances and intangible assets with indefinite useful lives effective September 30, 2001. Had the provisions of SFAS 142 been in effect during the three months ended December 30, 2000, a reduction in amortization expense and an increase to net income of $7 million or $.03 per share, would have been recorded.

In accordance with the guidance provided in Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives", and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", beginning in the first quarter of fiscal 2002, the Company classifies the costs associated with sales incentives provided to retailers and payments such as slotting fees and cooperative advertising to vendors as a reduction in sales. These costs were previously included in selling, general and administrative expense. This reclassification resulted in an approximate $40 million reduction to sales and selling, general and administrative expense; and had no impact on reported income before income taxes, net income or earnings per share amounts for the three months ended December 30, 2000.

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods to conform to current presentations.

Note 2:   ACQUISITIONS

During the fourth quarter of fiscal 2001, the Company acquired IBP, inc. (IBP). Headquartered in Dakota Dunes, South Dakota, IBP is the world's largest supplier of premium fresh beef and pork products, with more than 60 production sites in North America, joint venture operations in China, Ireland and Russia and sales offices throughout the world.

In August 2001, the Company acquired 50.1% of IBP by paying $1.7 billion in cash. In September 2001, the Company issued 129 million shares of Class A common stock, with a fair value of $1.2 billion, to acquire the remaining IBP shares, and assumed $1.7 billion of IBP debt. The total acquisition cost of $4.6 billion was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." Accordingly, the tangible and identifiable intangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price recorded as goodwill. The allocation of the purchase price has been completed.

The pro forma unaudited results of operations for the three months ended December 30, 2000, assuming the purchase of IBP had been consummated as of October 1, 2000, follows. Pro forma adjustments have been made to reflect additional interest from debt associated with the acquisition and additional common shares issued.

	in millions, except per share data

	December 29, 2001 (Actual)	December 30, 2000 (Pro forma)

Sales	$5,865	$6,154
Net income (loss)	127	(6)
Earnings (loss) per share:
Basic	0.36	(0.02)
Diluted	0.36	(0.02)

The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of fiscal 2000, or the results that may occur in the future.

In May 2001, the Company increased its ownership in Tyson de Mexico, S.A. de C.V. (TdM) by acquiring common shares of TdM from existing minority shareholders for cash and by a non-cash transaction whereby TdM exchanged minority shareholders' common stock for $45 million of TdM redeemable preferred stock with an 8% coupon. In September 2001, the Company acquired the remaining common shares of TdM held by minority shareholders. Upon completion of these transactions, the Company now owns 100% of the common shares of TdM. The Company has entered into a call agreement with the holders of converted TdM redeemable preferred stock which allows the Company to purchase the converted redeemable preferred stock over five years. Additionally, in May 2001, TdM purchased the poultry assets of Nochistongo S.P.R. de R.L., a fully integrated broiler production operation that markets products under the "Kory" brand. The purchase price of both transactions was allocated based upon the estimated fair market values at the date of purchase.

Note 3:   INVENTORIES

Processed products, livestock (excluding breeders) and supplies and other are valued at the lower of cost (first-in, first-out) or market. Breeders are stated at cost less amortization. Livestock includes live cattle, live chicken and live swine. Live chicken consists of broilers and breeders. Total inventory consists of the following (in millions):

	December 29, 2001	September 29, 2001

Processed products	$1,114	$1,095
Livestock	537	561
Supplies and other	256	255

Total inventory	$1,907	$1,911

Note 4:   PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	December 29, 2001	September 29, 2001

Land	$115	$114
Buildings and leasehold improvements	2,112	2,085
Machinery and equipment	3,269	3,218
Land improvements and other	175	174
Buildings and equipment under construction	403	379

	6,074	5,970
Less accumulated depreciation	1,986	1,885

Net property, plant and equipment	$4,088	$4,085

Note 5:  OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	December 29, 2001	September 29, 2001

Accrued salaries, wages and benefits	$291	$270
Income taxes payable	141	109
Self insurance reserves	204	189
Property and other taxes	52	63
Other	252	226

Total other current liabilites	$940	$857

Note 6:   LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	December 29, 2001	September 29, 2001

Commercial paper (4.01% effective rate at 9/29/01)	2002	$-	$210
Revolver (4.05% effective rate at 9/29/01)	2006	-	500
Bridge Facility (4.01% effective rate at 9/29/01)	2002	-	2,300
Senior notes and notes (rates ranging from 6% to 8.25%)	2001-2028	3,663	1,456
Accounts Receivable Securitization Debt (2.55% effective rate at 12/29/01)	2002	390	-
Institutional notes (10.84% effective rate at 12/29/01 and 9/29/01)	2001-2006	50	50
Leveraged equipment loans (rates ranging from 4.7% to 6.0%)	2005-2008	135	138
Other	Various	110	122

Total debt		4,348	4,776
Less current debt		453	760

Total long-term debt		$3,895	$4,016

The revolving credit agreement, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company is in compliance with these covenants at December 29, 2001.

In October 2001, the Company refinanced the $2.3 billion outstanding under the Bridge Facility through the issuance of $2.25 billion of notes offered in three tranches consisting of $500 million of 6.625% notes due October 2004, $750 million of 7.25% notes due October 2006 and $1 billion of 8.25% notes due October 2011.

In October 2001, the Company entered into a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables. The receivables purchase agreement has an interest rate based on commercial paper issued by the co-purchasers. Funds from the receivables purchase agreement were used to repay $710 million outstanding under the $1 billion revolving credit agreements. Under this agreement, substantially all of the Company's accounts receivable were sold to a special purpose entity, Tyson Receivable Corporation (TRC), which is a wholly owned consolidated subsidiary of the Company. TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to TRC's equity holders.

The Company has fully and unconditionally guaranteed $588 million of senior notes issued by IBP, a wholly owned subsidiary of the Company.

The following condensed consolidating financial information is provided for the Company, as guarantor, and for IBP, as issuer, as an alternative to providing separate financial statements for the issuer.

Condensed Consolidating Statement of Income (unaudited) for the three months ended December 29, 2001

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Sales	$1,892	$3,981	$(8)	$5,865
Cost of Sales	1,621	3,742	(8)	5,355

	271	239	-	510
Selling, General and Administrative	131	106	-	237

Operating Income	140	133	-	273
Interest and Other Expense	58	21	-	79

Income Before Income Taxes	82	112	-	194
Provision for Income Taxes	25	42	-	67

Net Income	$57	$70	$-	$127

Condensed Consolidating Balance Sheet (unaudited) as of December 29, 2001

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$53	$39	$-	$92
Accounts receivable, net	1,264	632	(775)	1,121
Inventories	1,063	844	-	1,907
Other current assets	14	89	(47)	56

Total Current Assets	2,394	1,604	(822)	3,176
Net Property, Plant and Equipment	2,105	1,983	-	4,088
Goodwill	925	1,831	-	2,756
Other Assets	3,087	241	(2,905)	423

Total Assets	$8,511	$5,659	$(3,727)	$10,443

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	449	4	-	453
Trade accounts payable	326	494	-	820
Other current liabilities	632	2,822	(2,514)	940

Total Current Liabilities	1,407	3,320	(2,514)	2,213
Long-Term Debt	3,273	622	-	3,895
Deferred Income Taxes	364	261	-	625
Other Liabilities	75	162	-	237
Shareholders' Equity	3,392	1,294	(1,213)	3,473

Total Liabilities and Shareholders' Equity	$8,511	$5,659	$(3,727)	$10,443

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended December 29, 2001

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$57	$70	$-	$127
Net changes in working capital	246	(43)	-	203
Depreciation and amortization	70	47	-	117
Deferred income taxes and other	36	24	-	60

Cash Provided by Operating Activities	409	98	-	507

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(61)	(47)	-	(108)
Net change in investment in commercial paper	94	-	-	94
Net change in other assets and liabilities	(29)	6	-	(23)

Cash Provided by (Used for) Investing Activities	4	(41)	-	(37)

Cash Flows From Financing Activities:
Net change in debt	(391)	(37)	-	(428)
Purchase of treasury shares	(6)	-	-	(6)
Dividends and other	(9)	(4)	-	(13)

Cash Used for Financing Activities	(406)	(41)	-	(447)

Effect of Exchange Rate Change on Cash	(1)	-	-	(1)

Increase in Cash and Cash Equivalents	6	16	-	22
Cash and Cash Equivalents at Beginning of Period	47	23	-	70

Cash and Cash Equivalents at End of Period	$53	$39	$-	$92

Note 7:   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended

	December 29, 2001	December 30, 2000

Net income	$127	$27
Other comprehensive income (loss)
Currency translation adjustment	3	1
Unrealized loss on investments	(1)	-
Cumulative effect of SFAS No. 133 adoption	-	(6)
Derivative unrealized gain	1	3
Derivative gain recognized in cost of sales	1	1

Total comprehensive income	$131	$26

Other comprehensive income is net of tax benefit of $0.1 million and $0.9 million for the three months ended December 29, 2001 and December 30, 2000, respectively.

Note 8:   CONTINGENCIES

Wage and Hour/ Labor Matters  On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox v. Tyson) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company. At filing 159 current and/or former employees consented to join the lawsuit and, to date, approximately 5,000 consents have been filed with the court. Discovery in this case is ongoing. A hearing was held on March 6, 2000, to consider the plaintiff's request for collective action certification and court-supervised notice. No decision has been rendered. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case; however, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

Substantially similar suits have been filed against several other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v. Tyson and the other lawsuits.

On February 9, 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) began an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of the Company's processing facilities. The Company has had discussions with the DOL regarding its investigation and the possible resolution of potential claims relating thereto.

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

On November 5, 2001, a lawsuit entitled Maria Chavez, et.al. vs. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. was filed in the U.S. District Court for the Eastern District of Washington against IBP and Tyson by several employees of IBP's Pasco, Washington, beef slaughter and processing facility alleging various violations of both the Fair Labor Standards Act, 29 U.S.C. Sections 201 - 219 (FLSA) claims, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The lawsuit alleges IBP and/or Tyson required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege that similar prior litigation entitled Alvarez et. al. vs. IBP, which resulted in a $3.1 million final judgment against IBP, supports a claim of collateral estoppel and/or is res judicata as to the issues raised in this new litigation.  IBP filed a timely Notice of Appeal and will vigorously pursue reversal of the Alvarez judgment before the Ninth Circuit Court of Appeals.

On January 26, 2000, a lawsuit entitled Jose Jairo Gutierrez, et. al. vs. Specialty Brands, Inc. and Foodbrands America, Inc. was filed in the U.S. District Court for the District of New Mexico by 14 employees at the Specialty Brands' Albuquerque facility alleging violations of both the FLSA and the New Mexico wage and hour statutes. Initially, these plaintiffs sought to certify a class of all Foodbrands and Specialty Brands employees, but were allowed by the court to certify only a class of hourly production employees in Albuquerque. The complaint alleges that Specialty Brands failed to compensate employees for walking to and from their work stations and putting on and taking off protective clothing such as smocks, hard hats, hairnets and earplugs.  On January 14, 2002, the Court granted the Defendants' Motion for Summary Judgment dismissing the claims made pursuant to the FSLA with prejudice and dismissed without prejudice those remaining New Mexico wage and hour claims.

Environmental Matters  On January 15, 1997, the Illinois EPA brought suit in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division against IBP at its Joslin, Illinois, facility alleging that IBP's operations at its Joslin, Illinois, facility are violating the "odor nuisance" regulations enacted in the State of Illinois. IBP has already completed additional improvements at its Joslin facility to further reduce odors from this operation, but denies Illinois EPA's contention that its operations at any time amounted to a "nuisance."  IBP is in discussions to resolve these issues.

On January 12, 2000, The U.S. Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA), filed a lawsuit against IBP in U.S. District Court for the District of Nebraska (the "Nebraska Court"), alleging violations of various environmental laws at IBP's Dakota City facility. This action alleges, among other things, violations of: (1) the Clean Air Act; (2) the Clean Water Act; (3) the Resource, Conservation and Recovery Act (RCRA); (4) the Comprehensive Environmental Response Compensation and Liability Act (CERCLA); and (5) the Emergency Planning and Community Right to Know Act (EPCRA). IBP reserved $3.5 million in 1999 for the claims raised in this lawsuit. On October 12, 2001, a Second and Final Partial Consent Decree was filed with the Nebraska Court, which, combined with a Partial Consent Decree entered May 19, 2000, fully resolves all allegations raised in this lawsuit for a civil penalty of $4.1 million. In addition, pursuant to the Second and Final Partial Consent Decree, IBP agreed to make additional wastewater improvements at its Dakota City facility including a full nitrification system. On the same date, an amended complaint was filed adding Clean Water Act and RCRA allegations at IBP's former Palestine, Texas, facility, Clean Water Act allegations at IBP's Gibbon, Nebraska, facility and alleged EPCRA/CERCLA claims at other IBP facilities located in Region VII. These issues are fully resolved in the Second and Final Partial Consent Decree proposed to the court. Also on the same date, a separate administrative consent agreement with EPA was entered resolving alleged EPCRA/CERCLA claims at IBP's Joslin, Illinois facility for a $200,000 civil penalty. Notice of the Second and Final Partial Consent Decree was published in the Federal Register on November 15, 2001, for a 30-day comment period. After completion of the comment period, it is anticipated that the Second and Final Partial Consent Decree will be approved by the Nebraska Court, ending this litigation.

On October 23, 2001, a putative class action lawsuit was filed in the District Court for Mayes County, Oklahoma, against Tyson Foods, Inc. by R. Lynn Thompson and Deborah S. Thompson on behalf of all owners of Grand Lake O' the Cherokee's littoral (lake front) property. The suit alleges that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake. On November 1, 2001, the suit was removed to the U.S. District Court for the Northern District of Oklahoma. To date, the court has taken no action. The Company believes the complaint allegations are unfounded and intends to vigorously defend the case.

The Company has been advised by the U.S. Attorney's office for the Western District of Missouri that the government intends to seek indictment of the Company for alledged violations of the Clean Water Act related to activities at its Sedalia, Missouri facility. The Company is presently discussing the possible resolution of this matter but neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this matter can be determined at this time.

On December 10, 2001, the City of Tulsa, Oklahoma and the Tulsa Metropolitan Utility Authority filed in the United States District Court for the Northern District of Oklahoma the case styled The City of Tulsa and the Tulsa Municipal Utility Authority v. Tyson Foods, Inc., et al. against the Company, Cobb-Vantress, Inc., a wholly owned subsidiary of the Company, four other fully integrated poultry companies and the City of Decatur, Arkansas.  With respect to the Company and Cobb-Vantress, Inc., the suit alleges that degradation of the Tulsa water supply is attributable to the non point source run-off from the land application of poultry litter in the watershed feeding the lakes that act as the City of Tulsa's water supply and that the Company and Cobb-Vantress, Inc. are responsible for the alleged over application of poultry litter in the watershed.  The Company believes that the allegations in the complaint are unfounded and intends to vigorously defend the case.

Securities Matters  Between January and March 2001, a number of lawsuits were filed by certain shareholders in the U.S. District Court for the District of South Dakota and one suit filed in the U.S. District Court for the Southern District of New York seeking to certify a class of all persons who purchased IBP stock between February 7, 2000, and January 25, 2001. The plaintiff in the New York action has voluntarily dismissed and refiled its complaint in South Dakota, where the suits have been consolidated under the name In re IBP, inc. Securities Litigation.  The complaints, seeking unspecified damages, allege that IBP and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about IBP's financial results in order to inflate its stock price. IBP filed a Motion to Dismiss on December 21, 2001.  IBP intends to vigorously contest these claims.

On or about June 6, 2001, IBP was advised the SEC had commenced a formal investigation related to the restatement of earnings made by IBP in March 2001, including matters relating to certain improprieties in the financial statements of DFG, a wholly-owned subsidiary.  IBP is cooperating with this investigation.

IBP Stockholder and Merger Agreement Related Litigation  Between October 2 and November 1, 2000, 14 class actions were filed in the Delaware Court of Chancery (the Delaware Court) against IBP, inc. (IBP) and the members of the IBP Board of Directors. On November 13, 2000, these actions were consolidated as In re IBP, inc. Shareholders Litigation, C.A. No. 18373 (the Consolidated Action).

On March 29, 2001, the Company filed an action in the Chancery Court of Washington County, Arkansas, entitled Tyson Foods, Inc. et al. v. IBP, inc., Case No. E 2001-749-4 (the Arkansas Lawsuit), alleging that the Company had been inappropriately induced to enter into the Merger Agreement dated January 1, 2001 (the Merger Agreement), and that IBP was in breach of various representations and warranties made in the Merger Agreement.

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

After negotiations and in accordance with the Post-Trial Opinion, the Company and IBP presented an Order, Judgment and Decree to the Delaware Court, entered on June 27, 2001, requiring the Company and its affiliates to specifically perform the Merger Agreement as modified by, and subject to the conditions contained in, the Stipulation, including making a cash tender offer for 50.1% of IBP's shares and effecting the merger with IBP.

On August 3, 2001, the Delaware Court entered an order approving the settlement of the Consolidated Action and extinguished all claims that were or could have been asserted in the Consolidated Action in exchange for, among other things, the acceleration of the closing of a new Cash Tender Offer to August 3, 2001.

On January 7, 2002, the Company filed a motion in the Delaware Court asking that court to vacate its Post-Trial Opinion on grounds of mootness or, in the alternative, to enter final judgment so that an appeal could be taken.  This motion is pending.

On June 19, 2001, a purported Company stockholder, commenced a derivative action in the Delaware Court entitled Alan Shapiro v. Barbara R. Allen, et al., C.A. No. 18967-NC seeking monetary damages on behalf of the Company, a nominal defendant, from the members of the Company's Board of Directors. The complaint alleges the directors violated their fiduciary duties by attempting to terminate the Merger Agreement. The defendants intend to vigorously defend these claims and, on July 17, 2001, moved to dismiss the complaint. A briefing schedule for that motion has not yet been set.

Between June 22 and July 20, 2001, various plaintiffs commenced actions against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP stock or traded in certain IBP options from March 29, 2001, when the Company announced its intention to terminate the Merger Agreement with IBP, and June 15, 2001, when the Delaware Court rendered its Post-Trial Opinion in the Consolidated Action. The actions, entitled Meyer v. Tyson Foods, Inc., et al., C.A. No. 01-425 SLR; Banyan Equity Mgt. v. Tyson Foods, Inc. et al., C.A. No. 01-426 GMS; Steiner v. Tyson Foods, Inc., et al., C.A. No. 01-462 GMS; Aetos Corp. et al. v. Tyson, et al., C.A. No. 01-463 GMS; Meyers, et al. v. Tyson Foods, Inc., et al., C.A. No. 01-489; Binsky v. Tyson Foods, Inc., et al., C.A. No. 01-495; Management Risk Trading LP v. Tyson Foods, Inc., et al., C.A. No. 01-496; and Stark Investments, L.P. et al. v. Tyson et al., C.A. No. 01-565 allege that the defendants violated federal securities laws by making, or causing to be made, false and misleading statements in connection with the Company's attempted termination of the Merger Agreement. The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation.  On December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint.  The plaintiffs allege that, as a result of the defendants' alleged conduct, the purported class members were harmed. On January 22, 2002, the Defendants filed a motion to dismiss the consolidated complaint.  This motion is pending.  The defendants intend to vigorously defend these claims.

In December 2001, two shareholder derivative lawsuits were filed, respectively, in the Court of Chancery of the state of Delaware and in the Circuit Court of Arkansas, against the Company's Board of Directors and, nominally the Company.  The complaints concern the alleged violations of immigration laws that are the subject of the indictment by the United States Department of Justice.  In general, the complaints allege that the members of the Company's Board failed to exercise reasonable control and supervision over the Company's employees and processes, implement adequate internal controls, adequately inform themselves, or take adequate and good faith remedial actions with respect to the Company's immigration practices and matters giving rise to the indictment.  The complaints seek unspecified damages against the individual Board members; no relief is sought against the Company.  The Company and members of its Board have not yet filed response to the complaints, but intend to vigorously defend these claims.

General Matters  In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The Court approved this narrower class in April 1999. The 11th Circuit Court of Appeals reversed the District Court decision to certify a class, on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. The plaintiffs then filed pleadings seeking to certify an amended class. The Court denied the plaintiffs' motion on October 17, 2000. Plaintiffs' motion for reconsideration of the judge's decision was denied, and plaintiffs then asked the Court to certify a class of cattle producers who have sold exclusively to IBP on a cash market basis, which the Court granted in December 2001.  In January 2002, IBP filed a petition with the 11th Circuit Court of Appeals seeking permission to appeal the class certification decision. The petition asks the 11th Circuit to permit an appeal to (i) enforce the 11th Circuit's earlier directive to the District Court as to the proper standards for evaluating conflicts between plaintiffs and class members, (ii) establish the standards the plaintiffs must meet when plaintiffs claim they can prove a classwide case with expert testimony, and (iii) define the requirements for providing individual notice to potential class members. This petition for appeal, as well as IBP's motions for summary judgment on both liability and damages filed with the District Court, are now pending. Management believes IBP has acted properly and lawfully in its dealings with cattle producers.  However, the outcome of this matter and any potential liability on the part of IBP cannot be determined at this time.

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

In December 2001 the Company, two current employees and four former employees were indicted in the U.S. District Court in the Eastern District of Tennessee.  The indictment alleges these six employees conspired to violate and did violate immigration laws involving approximately 15 named individuals at one of the Company's poultry processing facilities.  The indictment also alleges that the Company utilized the services of temporary employment agencies in furtherance of the alleged conspiracy.  The indictment seeks fines and forfeiture of amounts not specified.  Trial for this matter is expected in February, 2003.  The Company intends to vigorously defend this indictment and believes it has meritorious defenses to the government's theories of recovery; however, the outcome of this matter and any potential liability on the part of the Company cannot be determined at this time.

On October 17, 2000, a Washington County (Arkansas) Chancery Court awarded the Company approximately $20 million in its lawsuit alleging trade secret misappropriation by ConAgra, Inc. and ConAgra Poultry Company. On December 4, 2000, due to an intervening opinion issued by the Arkansas Supreme Court, the Chancery Court reversed its finding that the Company's nutrient profile was a trade secret and reversed the jury's $20 million verdict. On January 3, 2001, the Company appealed the Chancery Court's reversal of the trade secret determination and of the jury verdict. This appeal is pending.

Other Matters The Company is subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of its business.  While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

Note 9:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions except per share data):

	Three Months Ended

	December 29, 2001	December 30, 2000

Numerator:
Net income	$127	$27

Denominator:
Denominator for basic earnings per share-
Weighted average shares	348	223
Effect of dilutive securities:
Stock options and restricted stock	7	1
Denominator for diluted earnings per share-
Adjusted weighted average shares and
assumed conversions	355	224

Basic earnings per share	$0.36	$0.12

Diluted earnings per share	$0.36	$0.12

Approximately 11 million shares of the Company's option shares outstanding at December 29, 2001 were antidilutive and were not included in the dilutive earnings per share calculation for the first quarter.

Note 10:   SEGMENT REPORTING

In connection with the IBP acquisition, the Company became the world's largest protein provider and as a result the composition of its reportable segments changed. The Company operates in five business segments: Beef, Chicken, Pork, Prepared Foods and Other. The Company measures segment profit as operating income.

Beef segment is primarily involved in the slaughter of live fed cattle and fabrication of dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. It also involves deriving value from allied products such as hides and variety meats for sales to further processors and others. The Beef segment markets its products to food retailers, distributors, wholesalers, restaurants and hotel chains and other food processors in domestic and international markets. Allied products are also marketed to manufacturers of pharmaceuticals and technical products.

Chicken segment includes fresh, frozen and value-added chicken products sold through domestic food service, domestic retail markets for at-home consumption, wholesale club markets targeted to small foodservice operations, small businesses and individuals, as well as specialty and commodity distributors who deliver to restaurants, schools and international markets throughout the world. The Chicken segment also includes sales from allied products and the chicken breeding stock subsidiary.

Pork segment represents the Company's live swine group, hog slaughter and fabrication operations, case-ready products and related allied product processing activities. The Pork segment markets its products to food retailers, distributors, wholesalers, restaurants and hotel chains and other food processors in domestic and international markets. It also sells allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork processors.

Prepared Foods segment includes the Company's operations that manufactures and markets frozen and refrigerated food products. Products include pepperoni, beef and pork toppings, pizza crusts, flour and corn tortilla products, appetizers, hors d'oeuvres, desserts, prepared meals, ethnic foods, soups, sauces, side dishes, specialty pasta and meat dishes as well as branded and processed meats.

Other segment includes the logistics group and other corporate groups not identified with specific protein groups.

Information on segments and a reconciliation to income before taxes on income are as follows, with prior periods reclassified to conform to the Company's new segment reporting (in millions):

	Three Months Ended

	December 29, 2001	December 30, 2000

Sales:
Beef	$2,548	$-
Chicken	1,773	1,659
Pork	689	38
Prepared Foods	836	61
Other	19	11

Total Sales	$5,865	$1,769

Operating income:
Beef	49	-
Chicken	138	66
Pork	47	-
Prepared Foods	31	1
Other	8	1

Total Operating income	273	68

Other expense	79	27

Income before income taxes	$194	$41

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings for the first quarter of fiscal 2002 were $127 million or $0.36 per share compared to $27 million or $0.12 per share for the first quarter of fiscal 2001. This earnings increase is due largely to the IBP acquisition and increases in the chicken segment that resulted from decreases in operating costs, an increase in sales volume of core value-added products and price improvements.

First Quarter of Fiscal 2002 vs. First Quarter of Fiscal 2001

Sales increased 231.6%, with a 168.1% increase in volume and a 23.7% increase in price. The increase in sales is due primarily to the inclusion of IBP's sales in 2002.

Selling, general and administrative expenses increased $123 million.  This resulted primarily from additional costs related to IBP, an increase in on-going employment related litigation and sales promotions.  As a percentage of sales, selling, general and administrative expenses decreased to 4.0% from 6.4%.

Interest expense increased $53 million from the same period last year.  This increase resulted from an increase in average outstanding debt of $3.1 billion, due primarily to funding the IBP acquisition and assumption of IBP debt.  The net average interest rate decreased to 6.8% from 7.1%.

Beef segment sales were $2.5 billion, including case-ready sales of $160 million and international beef sales of $352 million. Beef segment operating income totaled $49 million. The Beef segment resulted from the acquisition of IBP in the fourth quarter of fiscal 2001.

Chicken segment first quarter sales increased $114 million or 6.9% from the same period last year, with a 2.2% increase in average sale prices and a 4.6% increase in volume. Foodservice channel sales increased 3.9%, retail channel sales increased 3.3% and international channel sales including Tyson de Mexico increased 27.1%. Operating income for Chicken increased $72 million or 109.2% from the same period last year primarily due to decreases in operating costs, an increase in sales volume of core value-added products and price improvements.

Pork segment first quarter sales were $689 million compared to $38 million for the same period last year, with current year case-ready sales of $49 million and international pork sales of $69 million. Pork segment operating income increased $47 million from the same period last year. The increase in both Pork segment sales and operating income is primarily due to the inclusion of IBP results.

Prepared Foods segment first quarter sales increased $775 million from the same period last year. The Prepared Foods segment operating income increased $30 million from the same period last year. The increase in both the Prepared Foods segment sales and segment operating income is primarily due to the inclusion of IBP results.

FINANCIAL CONDITION

For the three months ended December 29, 2001, net cash totaling $507 million was provided by operating activities. Operations provided $304 million in cash and the remaining $203 million was provided by net changes in receivables, inventories, payables and other working capital items. The Company used cash from operations to fund $108 million of property, plant and equipment additions, to pay down total debt by $428 million and to repurchase $6 million of the Company's Class A common stock in the open market. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities. Capital spending for fiscal 2002 is expected to be in the range of $400-$450 million.

At December 29, 2001, working capital was $963 million compared to $874 million at 2001 fiscal year end, an increase of $89 million. The current ratio at December 29, 2001 and September 29, 2001 was 1.4 to 1. Working capital has increased since year end primarily due to a decrease in current portion of long-term debt. At December 29, 2001, total debt was 55.6% of total capitalization compared to 58.7% at September 29, 2001.

Total debt at December 29, 2001, was $4.3 billion, a decrease of $428 million from September 29, 2001. The Company has unsecured revolving credit agreements totaling $1 billion that support the Company's commercial paper program. These $1 billion in facilities consist of $500 million that expires in September 2002, and $500 million that expires in September 2006. At December 29, 2001, there were no amounts outstanding under these facilities. Outstanding debt at December 29, 2001 consisted of $3.7 billion of debt securities, $390 million issued under accounts receivable securitization debt and other indebtedness of $295 million.

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company is in compliance with these covenants at December 29, 2001.

In October 2001, the Company refinanced the $2.3 billion outstanding under a bridge financing facility through the issuance of $2.25 billion of notes offered in three tranches consisting of $500 million of 6.625% notes due October 2004, $750 million of 7.25% notes due October 2006 and $1 billion of 8.25% notes due October 2011.

In October 2001, the Company entered into a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables. The receivables purchase agreement has an interest rate based on commercial paper issued by the co-purchasers. Funds from the receivables purchase agreement were used to repay $710 million outstanding under the $1 billion revolving credit agreements. Under this agreement, substantially all of the Company's accounts receivable were sold to a special purpose entity, Tyson Receivable Corporation (TRC), which is a wholly owned consolidated subsidiary of the Company. TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to TRC's equity holders.

The Company's foreseeable cash needs for operations and capital expenditures are expected to continue to be met through cash flows provided by operating activities, borrowings supported by existing credit facilities, as well as additional credit facilities which the Company believes are available and through the issuance of additional debt securities from time to time.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risks

Please refer to the Company's market risk disclosures set forth in the 2001 Annual Report filed on Form 10-K for a more detailed discussion of quantitative and qualitative disclosures about market risk. The Company's market risk disclosures have not changed significantly from the 2001 Annual Report.

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

Not Applicable

Item 5.   Other Information

Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibit filed with this report is listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

On October 3, 2001, the Company filed a current report on Form 8-K related to the completion of the merger between the Company and IBP, inc.

EXHIBIT INDEX

The following exhibit is filed with this report.

Exhibit No.	Exhibit Description	Page
99	Press Release, dated January 28, 2002, of Tyson Foods, Inc.	25-31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: January 30, 2002	/s/ Steven Hankins
Steven Hankins
Executive Vice President and
Chief Financial Officer

Date: January 30, 2002	/s/ Rodney S. Pless
Rodney S. Pless
Senior Vice President, Controller and
Chief Accounting Officer