Form 10-Q
period 2002-03-30
TYSON FOODS INC
filed 2002-04-30
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes [X]      No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
March 30, 2002.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value	251,815,840
Class B Common Stock, $0.10 Par Value	101,644,598

TYSON FOODS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions except per share data)
(Unaudited)
	Three Months Ended		Six Months Ended

	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001

Sales	$5,839	$1,857	$11,704	$3,626
Cost of Sales	5,442	1,720	10,797	3,307

	397	137	907	319
Selling, General and Administrative	218	114	455	228

Operating Income	179	23	452	91
Other Expense:
Interest	76	29	155	55
Other	-	4	-	5

	76	33	155	60

Income (Loss) Before Income Taxes
and Minority Interest	103	(10)	297	31
Provision (Benefit) for Income Taxes	38	(3)	105	11
Minority Interest	-	(1)	-	(1)

Net Income (Loss)	$65	$(6)	$192	$21

Weighted Average Shares Outstanding: Outstanding:
Basic	348	221	348	222
Diluted	355	221	355	223
Earnings (Loss) Per Share:
Basic	$0.19	$(0.03)	$0.55	$0.09
Diluted	$0.18	$(0.03)	$0.54	$0.09

Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.080	$0.080
Class B	$0.036	$0.036	$0.072	$0.072

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)
	(Unaudited)

	March 30, 2002	September 29, 2001

Assets
Current Assets:
Cash and cash equivalents	$50	$70
Accounts receivable, net	1,112	1,199
Inventories	1,945	1,911
Other current assets	57	110

Total Current Assets	3,164	3,290
Net Property, Plant and Equipment	4,115	4,085
Goodwill	2,619	2,618
Other Assets	576	639

Total Assets	$10,474	$10,632

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$526	$760
Trade accounts payable	743	799
Other current liabilities	1,051	857

Total Current Liabilities	2,320	2,416
Long-Term Debt	3,775	4,016
Deferred Income Taxes	618	609
Other Liabilities	236	237
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: issued 267 million shares at March 30, 2002 and 267 million shares at September 29, 2001	27	27
Class B-authorized 900 million shares: issued 102 million shares at March 30, 2002 and 103 million shares at September 29, 2001	10	10
Capital in excess of par value	1,881	1,920
Retained earnings	1,934	1,770
Accumulated other comprehensive loss	(25)	(35)

	3,827	3,692
Less treasury stock, at cost- 16 million shares at March 30, 2002 and 21 million shares at September 29, 2001	259	333
Less unamortized deferred compensation	43	5

Total Shareholders' Equity	3,525	3,354

Total Liabilities and Shareholders' Equity	$10,474	$10,632

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)
	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Cash Flows Operating Activities:
Net income (loss)	$65	$(6)	$192	$21
Net changes in working capital	4	(10)	207	12
Depreciation and amortization	115	75	232	150
Deferred taxes	(4)	(14)	56	(16)
Other	2	4	2	5

Cash Provided by Operating Activities	182	49	689	172

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(132)	(60)	(240)	(107)
Proceeds from sale of assets	2	3	2	24
Investment in note receivable	-	(67)	-	(67)
Net change in investment in commercial paper	-	21	94	23
Net changes in other assets and liabilities	(30)	(11)	(53)	(18)

Cash Used for Investing Activities	(160)	(114)	(197)	(145)

Cash Flows From Financing Activities:
Net change in debt	(47)	137	(475)	60
Purchases of treasury shares	(4)	(12)	(10)	(30)
Dividends and other	(16)	(8)	(29)	(17)

Cash Provided by (Used for) Financing Activities	(67)	117	(514)	13

Effect of Exchange Rate Change on Cash	3	(1)	2	1

Increase (Decrease) in Cash and Cash Equivalents	(42)	51	(20)	41

Cash and Cash Equivalents at Beginning of Period	92	33	70	43

Cash and Cash Equivalents at End of Period	$50	$84	$50	$84

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

Management believes the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of March 30, 2002 and September 29, 2001, and the results of operations and cash flows for the three months and six months ended March 30, 2002 and March 31, 2001. The results of operations and cash flows for the three months and six months ended March 30, 2002 and March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company elected to early adopt the provisions of SFAS 142 and discontinued the amortization of its goodwill balances and intangible assets with indefinite useful lives effective September 30, 2001. The Company assessed its goodwill for impairment upon adoption, and will test for impairment at least annually thereafter. The Company's transitional impairment test did not indicate any impairment losses. Had the provisions of SFAS 142 been in effect during the three and six months ended March 31, 2001, a reduction in amortization expense and an increase to net income of $5 million or $.02 per diluted share and $9 million or $.04 per diluted share respectively, would have been recorded.

In accordance with the guidance provided in Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives", and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", beginning in the first quarter of fiscal 2002, the Company classifies the costs associated with sales incentives provided to retailers and payments such as slotting fees and cooperative advertising to vendors as a reduction in sales. These costs were previously included in selling, general and administrative expense. These reclassifications resulted in a reduction to sales and selling, general and administrative expense of approximately $36 million and $77 million for the three and six months ended March 31, 2001, respectively; and had no impact on reported income before income taxes and minority interest, net income, or earnings per share amounts.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement requires the Company to recognize the fair value of a liability associated with the cost the Company would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt this standard at the beginning of its fiscal 2003. The Company has not yet completed its assessment of the anticipated adoption impact, if any, of SFAS No. 143.

Additionally, in October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of ABP Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The Company intends to adopt this standard at the beginning of its fiscal 2003. The Company has not yet completed its assessment of the anticipated adoption impact, if any, of SFAS No. 144.

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

The pro forma unaudited results of operations, assuming the purchase of IBP had been consummated as of October 1, 2000, follows. Pro forma adjustments have been made to reflect additional interest from debt associated with the acquisition and additional common shares issued.

	in millions, except per share data

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002 (Actual)	2001 (Pro forma)	2002 (Actual)	2001 (Pro forma)

Sales	$5,839	$5,959	$11,704	$12,113
Net income (loss) before extraordinary item	65	(13)	192	8
Net income (loss)	65	(14)	192	7
Earnings (loss) per share before
extraordinary item:	0.19	(0.04)	0.55	0.02
Basic	0.18	(0.04)	0.54	0.02
Diluted
Earnings (loss) per share:	0.19	(0.04)	0.55	0.02
Basic	0.18	(0.04)	0.54	0.02
Diluted

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

Note 3:   INVENTORIES

Processed products, livestock (excluding breeders) and supplies and other are valued at the lower of cost (first-in, first-out) or market. Breeders are stated at cost less amortization. Livestock includes live cattle, live chicken and live swine. Live chicken consists of broilers and breeders. Total inventory consists of the following (in millions):

	March 30, 2002	September 29, 2001

Processed products	$1,126	$1,095
Livestock	565	561
Supplies and other	254	255

Total inventory	$1,945	$1,911

Note 4:   PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	March 30, 2002	September 29, 2001

Land	$114	$114
Buildings and leasehold improvements	2,148	2,085
Machinery and equipment	3,374	3,218
Land improvements and other	176	174
Buildings and equipment under construction	392	379

	6,204	5,970
Less accumulated depreciation	2,089	1,885

Net property, plant and equipment	$4,115	$4,085

Note 5:   OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	March 30, 2002	September 29, 2001

Accrued salaries, wages and benefits	$299	$270
Income taxes payable	172	109
Self insurance reserves	206	189
Property and other taxes	57	63
Other	317	226

Total other current liabilities	$1,051	$857

Note 6:   LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	March 30, 2002	September 29, 2001

Commercial paper (2.95% effective rate at 3/30/02	2002	$89	$210
and 4.01% effective rate at 9/29/01)
Revolver (4.05% effective rate at 9/29/01)	2006	-	500
Bridge Facility (4.01% effective rate at 9/29/01)	2002	-	2,300
Senior notes and Notes (rates ranging from 6% to 8.25%)	2001-2028	3,609	1,456
Accounts Receivable Securitization Debt (2.42% effective rate at 3/30/02)	2002	330	-
Institutional notes (10.84% effective rate at 3/30/02 and 9/29/01)	2001-2006	50	50
Leveraged equipment loans (rates ranging from 4.7% to 6.0%)	2005-2008	129	138
Other	Various	94	122

Total debt		4,301	4,776
Less current debt		526	760

Total long-term debt		$3,775	$4,016

The revolving credit agreement, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company is in compliance with these covenants at March 30, 2002.

In October 2001, the Company refinanced the $2.3 billion outstanding under a bridge financing facility through the issuance of $2.25 billion of notes offered in three tranches consisting of $500 million of 6.625% notes due October 2004, $750 million of 7.25% notes due October 2006 and $1 billion of 8.25% notes due October 2011.

In October 2001, the Company entered into a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables. The receivables purchase agreement has an interest rate based on commercial paper issued by the co-purchasers. Funds from the receivables purchase agreement were used to repay $710 million outstanding under the $1 billion revolving credit agreements. Under this agreement, substantially all of the Company's accounts receivable were sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly owned consolidated subsidiary of the Company. TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to TRC's equity holders.

The Company has fully and unconditionally guaranteed $545 million of senior notes issued by IBP, a wholly owned subsidiary of the Company.

The following condensed consolidating financial information is provided for the Company, as guarantor, and for IBP, as issuer, as an alternative to providing separate financial statements for the issuer.

Condensed Consolidating Statement of Income (unaudited) for the three months ended March 30, 2002

	(in millions)

	Tyson	IBP	Reclasses	Consolidated

Sales	$1,915	$3,930	$(6)	$5,839
Cost of Sales	1,688	3,760	(6)	5,442

	227	170	-	397
Selling, General and Administrative	122	96	-	218

Operating Income	105	74	-	179
Interest and Other Expense	57	19	-	76

Income Before Income Taxes	48	55	-	103
Provision for Income Taxes	18	20	-	38

Net Income	$30	$35	$-	$65

Condensed Consolidating Statement of Income (unaudited) for the six months ended March 30, 2002

	(in millions)

	Tyson	IBP	Reclasses	Consolidated

Sales	$3,807	$7,911	$(14)	$11,704
Cost of Sales	3,309	7,502	(14)	10,797

	498	409	-	907
Selling, General and Administrative	253	202	-	455

Operating Income	245	207	-	452
Interest and Other Expense	115	40	-	155

Income Before Income Taxes	130	167	-	297
Provision for Income Taxes	43	62	-	105

Net Income	$87	$105	$-	$192

Condensed Consolidating Balance Sheet (unaudited) as of March 30, 2002

	(in millions)

	Tyson	IBP	Reclasses	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$34	$16	$-	$50
Accounts receivable, net	1,286	648	(822)	1,112
Inventories	1,076	869	-	1,945
Other current assets	16	100	(59)	57

Total Current Assets	2,412	1,633	(881)	3,164
Net Property, Plant and Equipment	2,119	1,996	-	4,115
Goodwill	927	1,692	-	2,619
Other Assets	3,109	372	(2,905)	576

Total Assets	$8,567	$5,693	$(3,786)	$10,474

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$523	$3	$-	$526
Trade accounts payable	307	436	-	743
Other current liabilities	696	2,928	(2,573)	1,051

Total Current Liabilities	1,526	3,367	(2,573)	2,320
Long-Term Debt	3,196	579	-	3,775
Deferred Income Taxes	358	260	-	618
Other Liabilities	78	158	-	236
Shareholders' Equity	3,409	1,329	(1,213)	3,525

Total Liabilities and Shareholders' Equity	$8,567	$5,693	$(3,786)	$10,474

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended March 30, 2002

	(in millions)

	Tyson	IBP	Reclasses	Consolidated

Cash Flows From Operating Activities:
Net income	$30	$35	$	$65
Net changes in working capital	1	3		4
Depreciation and amortization	77	38		115
Deferred income taxes and other	(2)	-		(2)

Cash Provided by Operating Activities	106	76		182

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(84)	(48)		(132)
Net change in other assets and liabilities	(21)	(7)		(28)

Cash Provided by (Used for) Investing Activities	(105)	(55)		(160)

Cash Flows From Financing Activities:
Net change in debt	(3)	(44)		(47)
Purchase of treasury shares	(4)	-		(4)
Dividends and other	(17)	1		(16)

Cash Used for Financing Activities	(24)	(43)		(67)

Effect of Exchange Rate Change on Cash	4	(1)		3

Increase in Cash and Cash Equivalents	(19)	(23)		(42)
Cash and Cash Equivalents at Beginning of Period	53	39		92

Cash and Cash Equivalents at End of Period	$34	$16	$	$50

11

Condensed Consolidating Statement of Cash Flows (unaudited) for the six months ended March 30, 2002

	(in millions)

	Tyson	IBP	Reclasses	Consolidated

Cash Flows From Operating Activities:
Net income	$87	$105	$	$192
Net changes in working capital	247	(40)		207
Depreciation and amortization	147	85		232
Deferred income taxes and other	34	24		58

Cash Provided by Operating Activities	515	174		689

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(145)	(95)		(240)
Net change in investment in commercial paper	94	-		94
Net change in other assets and liabilities	(50)	(1)		(51)

Cash Provided by (Used for) Investing Activities	(101)	(96)		(197)

Cash Flows From Financing Activities:
Net change in debt	(394)	(81)		(475)
Purchase of treasury shares	(10)	-		(10)
Dividends and other	(26)	(3)		(29)

Cash Used for Financing Activities	(430)	(84)		(514)

Effect of Exchange Rate Change on Cash	3	(1)		2

Increase in Cash and Cash Equivalents	(13)	(7)		(20)
Cash and Cash Equivalents at Beginning of Period	47	23		70

Cash and Cash Equivalents at End of Period	$34	$16	$	$50

Note 7:   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Net income (loss)	$65	$(6)	$192	$21
Other comprehensive income (loss)
Currency translation adjustment	4	(1)	7	(1)
Unrealized gain (loss) on investments	-	(3)	(1)	(3)
Cumulative effect of SFAS No. 133 adoption	-	-	-	(5)
Derivative unrealized gain (loss)	1	(9)	2	(6)
Derivative gain recognized in cost of sales	1	1	2	2

Total comprehensive income (loss)	$71	$(18)	$202	$8

Other comprehensive income (loss) is net of tax benefit (expense) of $(1.0) million and $6.6 million for the three months and $(0.9) million and $7.2 million for the six months ended March 30, 2002 and March 31, 2001, respectively.

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

On November 5, 2001, a lawsuit entitled Maria Chavez, et al. vs. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. was filed in the U.S. District Court for the Eastern District of Washington against IBP and Tyson by several employees of IBP's Pasco, Washington, beef slaughter and processing facility alleging various violations of the Fair Labor Standards Act, 29 U.S.C. Sections 201 - 219 (FLSA) claims, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The lawsuit alleges IBP and/or Tyson required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege that similar prior litigation entitled Alvarez, et al. vs. IBP, which resulted in a $3.1 million final judgment against IBP, supports a claim of collateral estoppel and/or is res judicata as to the issues raised in this new litigation. IBP filed a timely Notice of Appeal and will vigorously pursue reversal of the Alvarez judgment before the Ninth Circuit Court of Appeals.

Environmental Matters  On January 15, 1997, the Illinois EPA brought suit in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division against IBP alleging that IBP's operations at its Joslin, Illinois, facility are violating the "odor nuisance" regulations enacted in the State of Illinois. IBP has already completed additional improvements at its Joslin facility to further reduce odors from this operation, but denies Illinois EPA's contention that its operations at any time amounted to a "nuisance." IBP is attempting to discuss these issues with the State of Illinois in an effort to reach a settlement.

On January 12, 2000, The U.S. Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA), filed a lawsuit against IBP in U.S. District Court for the District of Nebraska (the "Nebraska Court"), alleging violations of various environmental laws at IBP's Dakota City facility. This action alleges, among other things, violations of: (1) the Clean Air Act; (2) the Clean Water Act; (3) the Resource, Conservation and Recovery Act (RCRA); (4) the Comprehensive Environmental Response Compensation and Liability Act (CERCLA); and (5) the Emergency Planning and Community Right to Know Act (EPCRA). IBP reserved $3.5 million in 1999 for the claims raised in this lawsuit. On October 12, 2001, a Second and Final Partial Consent Decree was filed with the Nebraska Court, which, combined with a Partial Consent Decree entered May 19, 2000, fully resolves all allegations raised in this lawsuit for a civil penalty of $4.1 million. In addition, pursuant to the Second and Final Partial Consent Decree, IBP agreed to make additional wastewater improvements at its Dakota City facility including a full nitrification system. On the same date, an amended complaint was filed adding Clean Water Act and RCRA allegations at IBP's former Palestine, Texas, facility, Clean Water Act allegations at IBP's Gibbon, Nebraska, facility and alleged EPCRA/CERCLA claims at other IBP facilities located in Region VII. These issues are fully resolved in the Second and Final Partial Consent Decree proposed to the court. Also on the same date, a separate administrative consent agreement with EPA was entered resolving alleged EPCRA/CERCLA claims at IBP's Joslin, Illinois facility for a $200,000 civil penalty. Notice of the Second and Final Partial Consent Decree was published in the Federal Register on November 15, 2001, for a 30-day comment period. Motions for entry of the Second and Final Partial Consent Decree have been filed by the DOJ and IBP. It is anticipated that the Second and Final Partial Consent Decree will be approved by the Nebraska Court, ending this litigation.

On October 23, 2001, a putative class action lawsuit was filed in the District Court for Mayes County, Oklahoma, against the Company by R. Lynn Thompson and Deborah S. Thompson on behalf of all owners of Grand Lake O' the Cherokee's littoral (lake front) property. The suit alleges that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake. The Company believes the complaint allegations are unfounded and intends to vigorously defend the case.

The Company has been advised by the U.S. Attorney's office for the Western District of Missouri that the government intends to seek indictment of the Company for alleged violations of the Clean Water Act related to activities at its Sedalia, Missouri, facility. The Company is presently discussing the possible resolution of this matter but neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this matter can be determined at this time.

On December 10, 2001, the City of Tulsa, Oklahoma and the Tulsa Metropolitan Utility Authority filed in the United States District Court for the Northern District of Oklahoma the case styled the The City of Tulsa and the Tulsa Municipal Utility Authority v. Tyson Foods, Inc., et al. against the Company, Cobb-Vantress, Inc., a wholly owned subsidiary of the Company, four other fully integrated poultry companies and the City of Decatur, Arkansas. With respect to the Company and Cobb-Vantress, Inc., the suit alleges that degradation of the Tulsa water supply is attributable, in whole or in part, to the non-point source run-off from the land application of poultry litter in the watershed feeding the lakes that act as the City of Tulsa's water supply, and that the Company and Cobb-Vantress, Inc. are, together with the other defendants named in the lawsuit, jointly and severally responsible for the alleged over application of poultry litter in the watershed. The Company believes that the allegations in the complaint are unfounded and intends to vigorously defend the case.

Securities Matters  Between January and March 2001, a number of lawsuits were filed by certain stockholders in the U.S. District Court for the District of South Dakota and one suit filed in the U.S. District Court for the Southern District of New York seeking to certify a class of all persons who purchased IBP stock between February 7, 2000, and January 25, 2001. The plaintiff in the New York action has voluntarily dismissed and refiled its complaint in South Dakota, where the suits have been consolidated under the name In re IBP, inc. Securities Litigation. The complaints, seeking unspecified damages, allege that IBP and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about IBP's financial results in order to inflate its stock price. IBP filed a Motion to Dismiss on December 21, 2001, which is now fully briefed and pending before the Court. IBP intends to vigorously contest these claims.

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

On March 29, 2001, the Company filed an action in the Chancery Court of Washington County, Arkansas, entitled Tyson Foods, Inc., et al. v. IBP, inc., Case No. E 2001-749-4, alleging that the Company had been inappropriately induced to enter into a Merger Agreement with IBP dated January 1, 2001 (the Merger Agreement), and that IBP was in breach of various representations and warranties made in the Merger Agreement.

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

After negotiations and in accordance with the Post-Trial Opinion, the Company and IBP presented an Order, Judgment and Decree to the Delaware Court, entered on June 27, 2001, requiring the Company and its affiliates to specifically perform the Merger Agreement as modified by, and subject to the conditions contained in, a Stipulation between the Company and IBP, including making a cash tender offer for 50.1% of IBP's shares and effecting the merger with IBP.

On August 3, 2001, the Delaware Court entered an order approving the settlement of the Consolidated Action and extinguished all claims that were or could have been asserted by the IBP stockholders in the Consolidated Action in exchange for, among other things, the acceleration of the closing of a new Cash Tender Offer to August 3, 2001.

On January 7, 2002, the Company filed a motion in the Delaware Court asking that court to vacate its Post-Trial Opinion on grounds of mootness or, in the alternative, to enter final judgment so that an appeal could be taken. The Delaware Court denied this motion on February 11, 2002, and the Company has appealed that decision, as well as the Post-Trial Opinion and certain earlier rulings by the Delaware Court, to the Delaware Supreme Court. Certain of the plaintiffs in the Delaware Federal Actions discussed below have filed a motion to dismiss the Company's appeal as untimely as to all matters except the Delaware Court's denial of the motion to vacate the Post-Trial Opinion, and that motion is pending.

On June 19, 2001, a purported Company stockholder commenced a derivative action in the Delaware Court entitled Alan Shapiro v. Barbara R. Allen, et al., C.A. No. 18967-NC seeking monetary damages on behalf of the Company, a nominal defendant, from the members of the Company's Board of Directors. The complaint alleges the directors violated their fiduciary duties by attempting to terminate the Merger Agreement. The defendants intend to vigorously defend these claims and, on July 17, 2001, moved to dismiss the complaint, which motion is pending.

Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP stock or traded in certain IBP options from March 29, 2001, when the Company announced its intention to terminate the Merger Agreement with IBP, and June 15, 2001, when the Delaware Court rendered its Post-Trial Opinion in the Consolidated Action. The actions, entitled Meyer v. Tyson Foods, Inc., et al., C.A. No. 01-425 SLR; Banyan Equity Mgt. v. Tyson Foods, Inc., et al., C.A. No. 01-426 GMS; Steiner v. Tyson Foods, Inc., et al., C.A. No. 01-462 GMS; Aetos Corp., et al. v. Tyson, et al., C.A. No. 01-463 GMS; Meyers, et al. v. Tyson Foods, Inc., et al., C.A. No. 01-480; Binsky v. Tyson Foods, Inc., et al., C.A. No. 01-495; Management Risk Trading LP v. Tyson Foods, Inc., et al., C.A. No. 01-496; and Stark Investments, L.P., et al. v. Tyson et al., C.A. No. 01-565 allege that the defendants violated federal securities laws by making, or causing to be made, false and misleading statements in connection with the Company's attempted termination of the Merger Agreement. The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation. On December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint. The plaintiffs allege that, as a result of the defendants' alleged conduct, the purported class members were harmed. On January 22, 2002, the Defendants filed a motion to dismiss the consolidated complaint. A hearing on this motion is scheduled for June 3, 2002. The defendants intend to vigorously defend these claims.

In December 2001, two stockholder derivative lawsuits were filed, respectively, in the Court of Chancery of the state of Delaware and in the Circuit Court of Arkansas, against the Company's Board of Directors and, nominally the Company. The complaints concern the alleged violations of immigration laws that are the subject of the indictment by the United States Department of Justice (see below). In general, the complaints allege that the members of the Company's Board failed to exercise reasonable control and supervision over the Company's employees and processes, implement adequate internal controls, adequately inform themselves, or take adequate and good faith remedial actions with respect to the Company's immigration practices and matters giving rise to the indictment. The complaints seek unspecified damages against the individual Board members; no relief is sought against the Company. The Company and members of its Board, which have filed a motion to stay or dismiss the complaint in the Circuit Court of Arkansas, and have filed a motion to dismiss in the Chancery Court of Delaware, intend to vigorously defend these claims.

General Matters  In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The Court approved this narrower class in April 1999. The 11th Circuit Court of Appeals reversed the District Court decision to certify a class, on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. The plaintiffs then filed pleadings seeking to certify an amended class. The Court denied the plaintiffs' motion on October 17, 2000. Plaintiffs' motion for reconsideration of the judge's decision was denied, and plaintiffs then asked the Court to certify a class of cattle producers who have sold exclusively to IBP on a cash market basis, which the Court granted in December 2001. In January 2002, IBP filed a petition with the 11th Circuit Court of Appeals seeking permission to appeal the class certification decision, which the Circuit Court of Appeals denied on March 5, 2002. The District Court has set a schedule for completing the format of the class notice mailing. No trial date has been set. IBP has filed motions for summary judgment on both liability and damages filed with the District Court, which are now pending. Management believes IBP has acted properly and lawfully in its dealings with cattle producers. However, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

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

In December 2001 the Company, two current employees and four former employees were indicted in the U. S. District Court in the Eastern District of Tennessee. The indictment alleges these six employees conspired to violate and did violate immigration laws involving approximately 15 named individuals at one of the Company's poultry processing facilities. The indictment also alleges that the Company utilized the services of temporary employment agencies in furtherance of the alleged conspiracy. The indictment seeks fines and forfeiture of amounts not specified. Trial for this matter is expected in February 2003. The Company intends to vigorously defend this indictment and believes it has meritorious defenses to the government's theories of recovery; however, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On October 17, 2000, a Washington County (Arkansas) Chancery Court awarded the Company approximately $20 million in its lawsuit alleging trade secret misappropriation by ConAgra, Inc. and ConAgra Poultry Company. On December 4, 2000, due to an intervening opinion issued by the Arkansas Supreme Court, the Chancery Court reversed its finding that the Company's nutrient profile was a trade secret and reversed the jury's $20 million verdict. On January 3, 2001, the Company appealed the Chancery Court's reversal of the trade secret determination and of the jury verdict. Oral arguments before the Arkansas Supreme Court are set for May 30, 2002.

On or around February 15, 2002, the Company learned that a processing facility owned by Zemco Industries, Inc., a subsidiary of IBP, is the subject of an investigation by the U.S. Attorney's office in Bangor, Maine, into allegedly improper testing and recording practices. The Company acquired Zemco as part of the Company's acquisition of IBP on September 28, 2001. Zemco has responded to grand jury subpoenas and is cooperating fully with the U.S. Attorney's office. Because no charges have been filed, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this matter can be determined at this time.

Other Matters The Company is subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of its business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

Note 9:   EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions except per share data):

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Numerator:
Net income (loss)	$65	$(6)	$192	$21

Denominator:
Denominator for basic earnings per share-
Weighted average shares	348	221	348	222
Effect of dilutive securities:
Stock options and restricted stock	7	-	7	1
Denominator for diluted earnings per share-
Adjusted weighted average shares and
Assumed conversions	355	221	355	223

Basic earnings (loss) per share	$ 0.19	$ (0.03)	$ 0.55	$ 0.09

Diluted earnings (loss) per share	$ 0.18	$ (0.03)	$ 0.54	$ 0.09

Approximately 6 million shares of the Company's option shares outstanding at March 30, 2002 were antidilutive and were not included in the dilutive earnings per share calculation for the second quarter and six months.

Note 10:   SEGMENT REPORTING

In connection with the IBP acquisition, the Company became the world's largest protein provider. The Company operates in five business segments: Beef, Chicken, Pork, Prepared Foods and Other. The Company measures segment profit as operating income.

Beef segment is primarily involved in the slaughter of live fed cattle and fabrication of dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. It also involves deriving value from allied products such as hides and variety meats for sale to further processors and others. The Beef segment markets its products to food retailers, distributors, wholesalers, restaurants and hotel chains and other food processors in domestic and international markets. Allied products are also marketed to manufacturers of pharmaceuticals and technical products.

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

Prepared Foods segment includes the Company's operations that manufacture and market frozen and refrigerated food products. Products include pepperoni, beef and pork toppings, pizza crusts, flour and corn tortilla products, appetizers, hors d'oeuvres, desserts, prepared meals, ethnic foods, soups, sauces, side dishes, specialty pasta and meat dishes as well as branded and processed meats.

Other segment includes the logistics group and other corporate groups not identified with specific protein groups.

Information on segments and a reconciliation to income before taxes on income are as follows, with the prior period reclassified to conform to the Company's new segment reporting (in millions):

	Three Months Ended		Six Months Ended

	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Sales:
Beef	$2,595	$-	$5,143	$-
Chicken	1,796	1,743	3,570	3,402
Pork	698	40	1,386	78
Prepared Foods	732	68	1,568	129
Other	18	6	37	17

Total Sales	$5,839	$1,857	$11,704	$3,626

Operating income:
Beef	14	-	63	-
Chicken	114	25	252	91
Pork	10	-	56	-
Prepared Foods	35	5	67	6
Other	6	(7)	14	(6)

Total Operating income	179	23	452	91

Other expense	76	33	155	60

Income (loss) before income taxes and minority interest	$103	$(10)	$297	$31

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings for the second quarter of fiscal 2002 were $65 million or $0.18 per diluted share compared to a loss of $6 million or a $0.03 loss per diluted share for the second quarter of fiscal 2001. Earnings for the six months of fiscal 2002 were $192 million or $0.54 per diluted share compared to $21 million or $0.09 per diluted share for the same period last year. These increases are due primarily to the improved performance of the chicken segment and the IBP acquisition.

Second Quarter of Fiscal 2002 vs. Second Quarter of Fiscal 2001

Sales increased 214.3%, with a 149.4% increase in volume and a 26.0% increase in price. The increase in sales is due primarily to the inclusion of IBP's sales in 2002.

Selling, general and administrative expenses increased $104 million. This resulted primarily from additional costs related to IBP. As a percentage of sales, selling, general and administrative expenses decreased to 3.7% from 6.1%.

Interest expense increased $47 million from the same period last year. This increase resulted from an increase in average outstanding debt of $2.7 billion, due primarily to funding the IBP acquisition and assumption of IBP debt. The net average interest rate decreased to 7.1% from 7.3%.

The effective income tax rate for the second quarter of fiscal 2002 was 36.4% compared to 35.4% for the same period last year. The current year effective tax rate has increased due primarily to lower fiscal 2002 estimated foreign sales benefit compared to fiscal 2001.

Beef segment sales were $2.6 billion, including beef case ready sales of $174 million and international beef sales of $331 million. Beef segment operating income totaled $14 million. The Beef segment resulted from the acquisition of IBP in the fourth quarter of fiscal 2001. Seasonally weak domestic sales, poor demand from Japan and significantly lower values of allied products negatively impacted operating income.

Chicken segment second quarter sales increased $53 million or 3.1% from the same period last year, with a 2.9% increase in average sale prices and a slight increase in volume. Foodservice chicken sales increased 5.4%, retail chicken sales increased 2.2% and international chicken sales decreased slightly. International markets continue to be impacted by import restrictions and political pressures. Operating income for Chicken increased $89 million from the same period last year due primarily to decreases in live and production costs along with improvements in price and product mix. Prior year costs were adversely impacted by weather-related effects combined with higher grain and energy costs.

Pork segment second quarter sales were $698 million compared to $40 million for the same period last year, with current year pork case ready sales of $51 million and international pork sales of $69 million. Pork segment operating income increased $10 million from the same period last year. The increase in both sales and operating income is due to the inclusion of the IBP pork processing results, partially offset by negative earnings in the live swine operation.

Prepared Foods segment second quarter sales increased $664 million from the same period last year. The Prepared Foods segment operating income increased $30 million from the same period last year. The increase in both sales and operating income is due to the inclusion of IBP results. Operating income was positively affected by improved product mix, lower operating costs and decreased raw material costs.

Six Month of Fiscal 2002 vs. Six Months of Fiscal 2001

Sales increased 222.8%, with a 158.4% increase in volume and a 24.9% increase in price. The increase in sales is due primarily to the inclusion of IBP's sales in 2002.

Selling, general and administrative expenses increased $227 million. This resulted primarily from additional costs related to IBP. As a percentage of sales, selling, general and administrative expenses decreased to 3.9% from 6.3%.

Interest expense increased $100 million from the same period last year. This increase resulted from an increase in average outstanding debt of $2.9 billion, due primarily to funding the IBP acquisition and assumption of IBP debt. The net average interest rate decreased to 6.9% from 7.2%.

The effective income tax rate for the first six months of fiscal 2002 was 35.3% compared to 34.7% for fiscal 2001. The current year effective tax rate has increased due primarily to lower fiscal 2002 estimated foreign sales benefit compared to fiscal 2001.

Beef segment sales were $5.1 billion, including beef case ready sales of $334 million and international beef sales of $684 million. Beef segment operating income totaled $63 million. The Beef segment resulted from the acquisition of IBP in the fourth quarter of fiscal 2001.

Chicken segment six months sales increased $168 million or 4.9% from the same period last year, with a 2.6% increase in average sale prices and a 2.3% increase in volume. Foodservice chicken sales increased 4.7%, retail chicken sales increased 2.8% and international chicken sales increased 13.3%.  International chicken sales increased due primarily to the acquisition of a production facility in Mexico in the third quarter of 2001, partially offset by weak Asian sales demand. Operating income for Chicken increased $161 million from the same period last year due primarily to decreases in live and production costs along with improvements in price and product mix. Prior year costs were adversely impacted by weather-related effects combined with higher grain and energy costs.

Pork segment six months sales were $1.4 billion compared to $78 million for the same period last year, with current year pork case ready sales of $100 million and international pork sales of $138 million. Pork segment operating income increased $56 million from the same period last year. The increase in both sales and operating income is due to the inclusion of the IBP pork processing results.

Prepared Foods segment six months sales increased $1.4 billion from the same period last year. The Prepared Foods segment operating income increased $61 million from the same period last year. The increase in both sales and operating income is due to the inclusion of IBP results. Operating income was positively affected by improved product mix, lower operating costs and decreased raw material costs.

FINANCIAL CONDITION

For the second quarter of fiscal 2002, net cash totaling $182 million was provided by operating activities. The Company used cash from operations to fund property, plant and equipment additions, to pay down debt and to repurchase additional shares of the Company's Class A common stock in the open market.

For the six months ended March 30, 2002, net cash totaling $689 million was provided by operating activities. The Company used cash from operations to fund additions, to pay down debt by and to repurchase additional shares of the Company's Class A common stock in the open market. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities. Capital spending for fiscal 2002 is expected to be approximately $450 million, excluding strategic asset acquisitions.

At March 30, 2002, working capital was $844 million compared to $874 million at 2001 fiscal year end, a decrease of $30 million. The current ratio at March 30, 2002 and September 29, 2001 was 1.4 to 1.

Total debt at March 30, 2002 was $4.3 billion, a decrease of $475 million from September 29, 2001. The Company has unsecured revolving credit agreements totaling $1 billion that support the Company's commercial paper program. These $1 billion in facilities consist of $500 million that expires in September 2002, and $500 million that expires in September 2006. At March 30, 2002, $89 million was outstanding under these facilities. Additional outstanding debt at March 30, 2002 consisted of $3.6 billion of debt securities, $330 million issued under accounts receivable securitization debt and other indebtedness of $273 million.

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company is in compliance with these covenants at March 30, 2002.

In October 2001, the Company refinanced the $2.3 billion outstanding under a bridge financing facility through the issuance of $2.25 billion of notes offered in three tranches consisting of $500 million of 6.625% notes due October 2004, $750 million of 7.25% notes due October 2006 and $1 billion of 8.25% notes due October 2011.

In October 2001, the Company entered into a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables. The receivables purchase agreement has an interest rate based on commercial paper issued by the co-purchasers. Funds from the receivables purchase agreement were used to repay $710 million outstanding under the $1 billion revolving credit agreements. Under this agreement, substantially all of the Company's accounts receivable were sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly owned consolidated subsidiary of the Company. TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to TRC's equity holders.

The Company's foreseeable cash needs for operations and capital expenditures are expected to continue to be met through cash flows provided by operating activities, borrowings supported by existing credit facilities, as well as additional credit facilities which the Company believes are available and through the issuance of additional debt securities from time to time.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting policies considered critical by the Company.

Revenue recognition The Company recognizes revenue from product sales upon delivery to customers. The Company records estimated reductions to revenues and additions to selling, general and administrative expenses for various types of customer incentive offerings including coupons, special pricing agreements, special promotions and other volume-based programs. Adjustments to revenue and / or expense may be required based on the actual utilization of these programs as compared to the estimates used by management.

Financial instruments The Company uses derivative financial instruments to manage its exposure to various market risks, including certain livestock, interest rates and grain and feed costs. The Company may hold positions as economic hedges for which hedge accounting is not applied.

Contingent liabilities The Company is subject to lawsuits, investigations and other claims related to environmental, labor, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after considerable analysis of each individual issue. These reserves may change in the future due to changes in the Company's assumptions, the effectiveness of strategies, or other factors beyond the Company's control.

Accrued self insurance Insurance expense for casualty claims and employee-related health care benefits are estimated using historical experience and actuarial estimates. The assumptions used to arrive at periodic expenses are reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

Impairment of long-lived assets The Company is required to assess potential impairments to its long-lived assets, which is primarily property, plant and equipment. If impairment indicators are present, the Company must measure the fair value of the assets in accordance with SFAS 121 to determine if adjustments are to be recorded.

Goodwill and Intangible Asset Impairment In assessing the recoverability of the Company's goodwill and other intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, the Company may be required to record impairment charges not previously recorded. On September 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and was required to assess its goodwill for impairment issues upon adoption, and then at least annually thereafter. The Company did not record any impairment losses as a result of the initial assessment.

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

Item 2.   Changes in Securities and Use of Proceeds

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

The following directors were elected at the annual meeting of stockholders held February 1, 2002:

Directors	Votes For	Votes Withheld

Don Tyson	1,189,493,492	11,195,996
John Tyson	1,167,505,022	33,184,466
Joe F. Starr	1,192,368,853	8,320,635
Leland E. Tollett	1,164,558,772	36,130,766
Shelby D. Massey	1,194,822,754	5,866,734
Jim Kever	1,194,833,878	5,855,610
Barbara A. Tyson	1,164,643,606	36,045,882
Lloyd V. Hackley	1,194,885,192	5,834,296
Donald E. Wray	1,194,796,666	5,892,822
Gerald M. Johnston	1,192,413,215	8,276,273
David A. Jones	1,194,823,522	5,865,966
Barbara Allen	1,194,831,638	5,857,850
Robert L. Peterson	1,194,810,532	5,878,956
Richard L. Bond	1,166,961,087	33,728,401
Jo Ann Smith	1,194,849,409	5,840,079

A Company proposal to approve an amendment to the Tyson Foods, Inc. 2000 Stock Incentive Plan was passed by a vote of 1,121,002,727 votes for the proposal and 23,077,108 votes against the proposal and 818,355 abstentions.

No other items were voted on during the quarter ended March 30, 2002.

Item 5.   Other Information

Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

On March 11, 2002 the Company filed a current report on Form 8-K under item 5 (Other Items) related to the ratio of earnings to fixed charges.

EXHIBIT INDEX

The following exhibit is filed with this report.

Exhibit No.	Exhibit Description	Page
10

Amendment Agreement, dated as of April 3, 2002 to the Company's Five-Year Credit Agreement, dated as of September 24, 2001, by and among the Company, as Borrower, The Chase Manhattan Bank, as Administrative Agent, Merrill Lynch Capital Corporation, as Syndication Agent, Suntrust Bank, as Documentation Agent, Mizuho Financial Group and Rabobank International, as Co-Documentation Agents and certain lenders parties thereto.

28-117

99	Press Release, dated April 29, 2002 of Tyson Foods, Inc.	118-125

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: April 29, 2002	/s/ Steven Hankins
Steven Hankins
Executive Vice President and
Chief Financial Officer

Date: April 29, 2002	/s/ Rodney S. Pless
Rodney S. Pless
Senior Vice President, Controller and
Chief Accounting Officer