Form 10-Q
period 2002-06-29
TYSON FOODS INC
filed 2002-07-30
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 29, 2002.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value	251,520,108
Class B Common Stock, $0.10 Par Value	101,636,348

TYSON FOODS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions except per share data)
(Unaudited)
	Three Months Ended		Nine Months Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Sales	$5,902	$1,917	$17,606	$5,543
Cost of Sales	5,438	1,719	16,235	5,026

	464	198	1,371	517
Selling, General and Administrative	217	140	672	368

Operating Income	247	58	699	149
Other Expense (Income):
Interest	76	26	231	81
Other	4	(1)	4	4

	80	25	235	85

Income Before Income Taxes
and Minority Interest	167	33	464	64
Provision for Income Taxes	60	12	165	23
Minority Interest	-	2	-	1

Net Income	$107	$19	$299	$40

Weighted Average Shares Outstanding: Outstanding:
Basic	348	221	348	222
Diluted	355	222	355	222
Earnings Per Share:
Basic	$0.31	$0.09	$0.86	$0.18
Diluted	$0.30	$0.09	$0.84	$0.18

Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.120	$0.120
Class B	$0.036	$0.036	$0.108	$0.108

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)
	(Unaudited)

	June 29, 2002	September 29, 2001

Assets
Current Assets:
Cash and cash equivalents	$48	$70
Accounts receivable, net	1,232	1,199
Inventories	1,878	1,911
Other current assets	72	110

Total Current Assets	3,230	3,290
Net Property, Plant and Equipment	4,151	4,085
Goodwill	2,633	2,618
Other Assets	580	639

Total Assets	$10,594	$10,632

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$493	$760
Trade accounts payable	790	799
Other current liabilities	1,065	857

Total Current Liabilities	2,348	2,416
Long-Term Debt	3,765	4,016
Deferred Income Taxes	638	609
Other Liabilities	231	237
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: issued 268 million shares at June 29, 2002 and 267 million shares at September 29, 2001	27	27
Class B-authorized 900 million shares: issued 102 million shares at June 29, 2002 and 103 million shares at September 29, 2001	10	10
Capital in excess of par value	1,880	1,920
Retained earnings	2,027	1,770
Accumulated other comprehensive loss	(29)	(35)

	3,915	3,692
Less treasury stock, at cost: 16 million shares at June 29, 2002 and 21 million shares at September 29, 2001	263	333
Less unamortized deferred compensation	40	5
Total Shareholders' Equity	3,612	3,354

Total Liabilities and Shareholders' Equity	$10,594	$10,632

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)
	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Cash Flows Operating Activities:
Net income	$107	$19	$299	$40
Net changes in working capital	13	20	220	32
Depreciation and amortization	124	72	356	222
Deferred taxes	(1)	(9)	55	(25)
Other	7	1	9	6

Cash Provided by Operating Activities	250	103	939	275

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(126)	(51)	(366)	(158)
Proceeds from sale of assets	6	4	8	28
Acquisitions of property, plant and equipment	(73)	(33)	(73)	(33)
Purchase of Tyson de Mexico minority interest	-	(15)	-	(15)
Investment in IBP stock and note receivable	-	(12)	-	(79)
Net change in investment in commercial paper	-	(32)	94	(9)
Net changes in other assets and liabilities	(1)	(9)	(54)	(27)

Cash Used for Investing Activities	(194)	(148)	(391)	(293)

Cash Flows From Financing Activities:
Net change in debt	(46)	59	(521)	119
Purchases of treasury shares	(5)	(16)	(15)	(46)
Dividends and other	(14)	(8)	(43)	(25)

Cash Provided by (Used for) Financing Activities	(65)	35	(579)	48

Effect of Exchange Rate Change on Cash	7	(3)	9	(2)

Increase (Decrease) in Cash and Cash Equivalents	(2)	(13)	(22)	28

Cash and Cash Equivalents at Beginning of Period	50	84	70	43

Cash and Cash Equivalents at End of Period	$48	$71	$48	$71

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

Management believes the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of June 29, 2002 and September 29, 2001, and the results of operations and cash flows for the three months and nine months ended June 29, 2002 and June 30, 2001. The results of operations and cash flows for the three months and nine months ended June 29, 2002 and June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company elected to early adopt the provisions of SFAS 142 and discontinued the amortization of its goodwill balances and intangible assets with indefinite useful lives effective September 30, 2001. The Company assessed its goodwill for impairment upon adoption, and will test for impairment at least annually thereafter. The Company's transitional impairment test did not indicate any impairment losses. Had the provisions of SFAS 142 been in effect during the three and nine months ended June 30, 2001, a reduction in amortization expense and an increase to net income of $7 million or $0.03 per diluted share and $22 million or $0.10 per diluted share respectively, would have been recorded.

In accordance with the guidance provided in Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives", and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", beginning in the first quarter of fiscal 2002, the Company classifies the costs associated with sales incentives provided to retailers and payments such as slotting fees and cooperative advertising to vendors as a reduction in sales. These costs were previously included in selling, general and administrative expense. These reclassifications resulted in a reduction to sales and selling, general and administrative expense of approximately $43 million and $120 million for the three and nine months ended June 30, 2001 respectively, and had no impact on reported income before income taxes and minority interest, net income, or earnings per share amounts.

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

	in millions, except per share data

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002 (Actual)	2001 (Pro forma)	2002 (Actual)	2001 (Pro forma)

Sales	$5,902	$6,249	$17,606	$18,362
Net income before extraordinary item	107	38	299	19
Net income	107	38	299	18
Earnings per share before
Extraordinary item:
Basic	0.31	0.11	0.86	0.05
Diluted	0.30	0.11	0.84	0.05
Earnings per share:
Basic	0.31	0.11	0.86	0.05
Diluted	0.30	0.11	0.84	0.05

The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of fiscal 2001, or the results that may occur in the future.

Note 3:   INVENTORIES

Processed products, livestock (excluding breeders) and supplies and other are valued at the lower of cost (first-in, first-out) or market. Breeders are stated at cost less amortization. Livestock includes live cattle, live chicken and live swine. Live chicken consists of broilers and breeders. Total inventory consists of the following (in millions):

	June 29, 2002	September 29, 2001

Processed products	$1,114	$1,095
Livestock	506	561
Supplies and other	258	255

Total inventory	$1,878	$1,911

Note 4:   PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	June 29, 2002	September 29, 2001

Land	$114	$114
Buildings and leasehold improvements	2,149	2,085
Machinery and equipment	3,405	3,218
Land improvements and other	175	174
Buildings and equipment under construction	478	379

	6,321	5,970
Less accumulated depreciation	2,170	1,885

Net property, plant and equipment	$4,151	$4,085

Note 5:   OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	June 29, 2002	September 29, 2001

Accrued salaries, wages and benefits	$308	$270
Income taxes payable	208	109
Self insurance reserves	217	189
Property and other taxes	61	63
Other	271	226

Total other current liabilities	$1,065	$857

Note 6:   LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	June 29, 2002	September 29, 2001

Commercial paper (2.37% effective rate at 6/29/02	2002	$86	$210
and 4.01% effective rate at 9/29/01)
Revolver (4.05% effective rate at 9/29/01)	2003, 2005, 2006	-	500
Bridge Facility (4.01% effective rate at 9/29/01)	2002	-	2,300
Senior notes and Notes (rates ranging from 6% to 8.25%)	2001-2028	3,625	1,456
Accounts Receivable Securitization Debt (2.40% effective rate at 6/29/02)	2002	300	-
Institutional notes (10.84% effective rate at 6/29/02 and 9/29/01)	2001-2006	50	50
Leveraged equipment loans (rates ranging from 4.7% to 6.0%)	2005-2008	124	138
Other	Various	73	122

Total debt		4,258	4,776
Less current debt		493	760

Total long-term debt		$3,765	$4,016

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company is in compliance with these covenants at June 29, 2002.

During the third quarter of fiscal 2002 the revolving credit agreements were restructured. The $500 million 364 day facility was restructured into a $300 million three year facility and a $200 million 364 day facility.

In October 2001, the Company refinanced the $2.3 billion outstanding under a bridge financing facility through the issuance of $2.25 billion of notes offered in three tranches consisting of $500 million of 6.625% notes due October 2004, $750 million of 7.25% notes due October 2006 and $1 billion of 8.25% notes due October 2011.

In October 2001, the Company entered into a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables. The receivables purchase agreement has an interest rate based on commercial paper issued by the co-purchasers.  Under this agreement, substantially all of the Company's accounts receivable are typically sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly owned consolidated subsidiary of the Company. TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to TRC's equity holders.

The Company has fully and unconditionally guaranteed $545 million of senior notes issued by IBP, a wholly owned subsidiary of the Company.

The following condensed consolidating financial information is provided for the Company, as guarantor, and for IBP, as issuer, as an alternative to providing separate financial statements for the issuer.

Condensed Consolidating Statement of Income (unaudited) for the three months ended June 29, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Sales	$2,039	$3,882	$(19)	$5,902
Cost of Sales	1,799	3,658	(19)	5,438

	240	224	-	464
Selling, General and Administrative	120	97	-	217

Operating Income	120	127	-	247
Interest and Other Expense	66	14	-	80

Income Before Income Taxes	54	113	-	167
Provision for Income Taxes	17	43	-	60

Net Income	$37	$70	$-	$107

Condensed Consolidating Statement of Income (unaudited) for the nine months ended June 29, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Sales	$5,846	$11,793	$(33)	$17,606
Cost of Sales	5,108	11,160	(33)	16,235

	738	633	-	1,371
Selling, General and Administrative	373	299	-	672

Operating Income	365	334	-	699
Interest and Other Expense	181	54	-	235

Income Before Income Taxes	184	280	-	464
Provision for Income Taxes	60	105	-	165

Net Income	$124	$175	$-	$299

Condensed Consolidating Balance Sheet (unaudited) as of June 29, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$27	$21	$-	$48
Accounts receivable, net	1,191	697	(656)	1,232
Inventories	1,066	812	-	1,878
Other current assets	14	90	(32)	72

Total Current Assets	2,298	1,620	(688)	3,230
Net Property, Plant and Equipment	2,160	1,991	-	4,151
Goodwill	941	1,692	-	2,633
Other Assets	3,112	373	(2,905)	580

Total Assets	$8,511	$5,676	$(3,593)	$10,594

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$492	$1	$-	$493
Trade accounts payable	306	484	-	790
Other current liabilities	674	2,771	(2,380)	1,065

Total Current Liabilities	1,472	3,256	(2,380)	2,348
Long-Term Debt	3,186	579	-	3,765
Deferred Income Taxes	366	272	-	638
Other Liabilities	69	162	-	231
Shareholders' Equity	3,418	1,407	(1,213)	3,612

Total Liabilities and Shareholders' Equity	$8,511	$5,676	$(3,593)	$10,594

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended June 29, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$37	$70	$-	$107
Net changes in working capital	106	(93)	-	13
Depreciation and amortization	87	37	-	124
Deferred income taxes and other	(17)	23	-	6

Cash Provided by Operating Activities	213	37	-	250

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(89)	(37)	-	(126)
Acquisitions of property, plant and equipment	(73)	-	-	(73)
Net change in other assets and liabilities	5	-	-	5

Cash Provided by (Used for) Investing Activities	(157)	(37)	-	(194)

Cash Flows From Financing Activities:
Net change in debt	(43)	(3)	-	(46)
Purchase of treasury shares	(5)	-	-	(5)
Dividends and other	(13)	(1)	-	(14)

Cash Used for Financing Activities	(61)	(4)	-	(65)

Effect of Exchange Rate Change on Cash	(2)	9	-	7

Increase in Cash and Cash Equivalents	(7)	5	-	(2)
Cash and Cash Equivalents at Beginning of Period	34	16	-	50

Cash and Cash Equivalents at End of Period	$27	$21	$-	$48

Condensed Consolidating Statement of Cash Flows (unaudited) for the nine months ended June 29, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$124	$175	$-	$299
Net changes in working capital	353	(133)	-	220
Depreciation and amortization	234	122	-	356
Deferred income taxes and other	17	47	-	64

Cash Provided by Operating Activities	728	211	-	939

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(234)	(132)	-	(366)
Acquisitions of property, plant, and equipment	(73)	-	-	(73)
Net change in investment in commercial paper	94	-	-	94
Net change in other assets and liabilities	(45)	(1)	-	(46)

Cash Provided by (Used for) Investing Activities	(258)	(133)	-	(391)

Cash Flows From Financing Activities:
Net change in debt	(437)	(84)	-	(521)
Purchase of treasury shares	(15)	-	-	(15)
Dividends and other	(39)	(4)	-	(43)

Cash Used for Financing Activities	(491)	(88)	-	(579)

Effect of Exchange Rate Change on Cash	1	8	-	9

Increase in Cash and Cash Equivalents	(20)	(2)	-	(22)
Cash and Cash Equivalents at Beginning of Period	47	23	-	70

Cash and Cash Equivalents at End of Period	$27	$21	$-	$48

Note 7:   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net income	$107	$19	$299	$40
Other comprehensive income (loss)
Currency translation adjustment	(4)	-	3	(1)
Unrealized gain (loss) on investments	-	4	(1)	1
Cumulative effect of SFAS No. 133 adoption	-	-	-	(5)
Derivative unrealized gain (loss)	(1)	3	1	(3)
Derivative gain recognized in cost of sales	1	3	3	5

Total comprehensive income	$103	$29	$305	$37

Other comprehensive income (loss) is net of tax expense (benefit) of $0.2 million and $5.6 million for the three months and $1.1 million and $(1.6) million for the nine months ended June 29, 2002 and June 30, 2001, respectively.

Note 8:   CONTINGENCIES

Wage and Hour/ Labor Matters  In 2000, the Wage and Hour Division of the U.S. Department of  Labor  (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage  and  hour issues.   As  part  of  this investigation, the DOL  inspected  14  of  the Company's   processing  facilities.   On May 9, 2002, the Secretary of Labor filed a civil complaint against the Company in the United States District Court for the Northern District of Alabama.  The complaint alleges that the Company violated the overtime provisions of the federal Fair Labor Standards Act at the Company's chicken-processing facility in Blountsville, Alabama.  The complaint does not contain a definite statement of what acts constituted alleged violations of the statute.  The Secretary seeks back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the Complaint, an additional amount in liquidated damages, and an injunction against future violations at that facility and all other facilities operated by the Company.  The Company has filed its initial answer and discovery has commenced.  The Company believes it  has substantial defenses to the claims made in this case and intends to vigorously defend the case.  However, neither the  likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to  this case can be determined at this time.

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

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox v. Tyson in that the employees claim violations of the Fair Labor Standards Act for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plants in New Holland, Pennsylvania. Currently, there are approximately 500 additional current or former employees who have filed consents to join the lawsuit. The court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities. On July 17, 2002, the court granted the Plaintiffs' motion to certify the state law claims. The Company believes it has substantial defenses to the claims made and intends to defend the case vigorously; however, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

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

On January 12, 2000, The U.S. Department of Justice (DOJ), on behalf of the Environmental Protection Agency (EPA), filed a lawsuit against IBP in U.S. District Court for the District of Nebraska (the "Nebraska Court"), alleging violations of various environmental laws at IBP's Dakota City facility. This action alleges, among other things, violations of: (1) the Clean Air Act; (2) the Clean Water Act; (3) the Resource, Conservation and Recovery Act (RCRA); (4) the Comprehensive Environmental Response Compensation and Liability Act (CERCLA); and (5) the Emergency Planning and Community Right to Know Act (EPCRA). IBP reserved $3.5 million in 1999 for the claims raised in this lawsuit. On October 12, 2001, a Second and Final Partial Consent Decree was filed with the Nebraska Court, which, combined with a Partial Consent Decree entered May 19, 2000, fully resolves all allegations raised in this lawsuit for a civil penalty of $4.1 million. In addition, pursuant to the Second and Final Partial Consent Decree, IBP agreed to make additional wastewater improvements at its Dakota City facility including a full nitrification system. On the same date, an amended complaint was filed adding Clean Water Act and RCRA allegations at IBP's former Palestine, Texas, facility, Clean Water Act allegations at IBP's Gibbon, Nebraska, facility and alleged EPCRA/CERCLA claims at other IBP facilities located in Region VII. These issues are fully resolved in the Second and Final Partial Consent Decree proposed to the court. Also on the same date, a separate administrative consent agreement with EPA was entered resolving alleged EPCRA/CERCLA claims at IBP's Joslin, Illinois facility for a $200,000 civil penalty. Notice of the Second and Final Partial Consent Decree was published in the Federal Register on November 15, 2001, for a 30-day comment period. After motions for entry of the Second and Final partial Consent Decree were filed by the DOJ and IBP, the court approved and entered the Second and Final Consent Decree on May 16, 2002, thus ending this litigation.

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

On January 7, 2002, the Company filed a motion in the Delaware Court asking that court to vacate its Post-Trial Opinion on grounds of mootness or, in the alternative, to enter final judgment so that an appeal could be taken. The Delaware Court denied this motion on February 11, 2002, and the Company has appealed that decision, as well as the Post-Trial Opinion and certain earlier rulings by the Delaware Court, to the Delaware Supreme Court. Certain of the plaintiffs in the Delaware Federal Actions discussed below have filed a motion to dismiss the Company's appeal as untimely as to all matters except the Delaware Court's denial of the motion to vacate the Post-Trial Opinion. On July 24, 2002 the Delaware Supreme Court granted that partial motion to dismiss and directed that the balance of the appeal to go forward.

On June 19, 2001, a purported Company stockholder commenced a derivative action in the Delaware Court entitled Alan Shapiro v. Barbara R. Allen, et al., C.A. No. 18967-NC seeking monetary damages on behalf of the Company, a nominal defendant, from the members of the Company's Board of Directors. The complaint alleges the directors violated their fiduciary duties by attempting to terminate the Merger Agreement. The defendants intend to vigorously defend these claims and, on July 17, 2001, moved to dismiss the complaint. The plaintiffs have advised the defendants and the Court that they intend to amend the complaint.

Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP stock or traded in certain IBP options from March 29, 2001, when the Company announced its intention to terminate the Merger Agreement with IBP, and June 15, 2001, when the Delaware Court rendered its Post-Trial Opinion in the Consolidated Action. The actions, entitled Meyer v. Tyson Foods, Inc., et al., C.A. No. 01-425 SLR; Banyan Equity Mgt. v. Tyson Foods, Inc., et al., C.A. No. 01-426 GMS; Steiner v. Tyson Foods, Inc., et al., C.A. No. 01-462 GMS; Aetos Corp., et al. v. Tyson, et al., C.A. No. 01-463 GMS; Meyers, et al. v. Tyson Foods, Inc., et al., C.A. No. 01-480; Binsky v. Tyson Foods, Inc., et al., C.A. No. 01-495; Management Risk Trading LP v. Tyson Foods, Inc., et al., C.A. No. 01-496; and Stark Investments, L.P., et al. v. Tyson et al., C.A. No. 01-565 allege that the defendants violated federal securities laws by making, or causing to be made, false and misleading statements in connection with the Company's attempted termination of the Merger Agreement. The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation. On December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint. The plaintiffs allege that, as a result of the defendants' alleged conduct, the purported class members were harmed. On January 22, 2002, the Defendants filed a motion to dismiss the consolidated complaint. A hearing on this motion was held on June 3, 2002, and the motion is pending. The defendants intend to vigorously defend these claims.

In December 2001, two stockholder derivative lawsuits were filed, respectively, in the Court of Chancery of the state of Delaware and in the Circuit Court of Arkansas, against the Company's Board of Directors and, nominally the Company. The complaints concern the alleged violations of immigration laws that are the subject of the indictment by the United States Department of Justice (see below). In general, the complaints allege that the members of the Company's Board failed to exercise reasonable control and supervision over the Company's employees and processes, implement adequate internal controls, adequately inform themselves, or take adequate and good faith remedial actions with respect to the Company's immigration practices and matters giving rise to the indictment. The complaints seek unspecified damages against the individual Board members; no relief is sought against the Company. The Company and members of its Board have filed a motion to stay or dismiss the complaint in the Circuit Court of Arkansas, and the motion was granted and the case was dismissed without prejudice. The Company and members of its Board have also filed a motion to dismiss in the Chancery Court of Delaware and intend to vigorously defend these claims.

General Matters  On or around February 15, 2002, the Company learned that a processing facility owned by Zemco Industries, Inc., a subsidiary of IBP, is the subject of an investigation by the U.S. Attorney's office in Bangor, Maine, into allegedly improper testing and recording practices. The Company acquired Zemco as part of the Company's acquisition of IBP on September 28, 2001. Zemco has responded to grand jury subpoenas and is cooperating fully with the U.S. Attorney's office. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this matter can be determined at this time.

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

Consistent with the forfeiture theory advanced in the indictment referred to above, private plaintiffs filed the following three lawsuits.

On April 10, 2002, plaintiffs filed Trollinger, et al. vs. Tyson Foods, Inc., No. 4:02-cv-23 (E.D. Tenn.) in the United States District Court for the Eastern District of Tennessee (Winchester Division), a purported class-action lawsuit against Tyson, on behalf of all current and former employees of 15 named Tyson facilities who had been legally authorized to work in the United States. The complaint in that action asserts a claim against Tyson under the Racketeer Influence and Corrupt Organizations (RICO) statute. The complaint alleges that Tyson engaged in a scheme to depress its employees' wages by hiring illegal aliens and seeks unspecified trebled-damages. The Company has moved to dismiss the complaint. On July 17, 2002, the court granted the Company's Motion to Dismiss the case for failure to state a claim upon which relief could be granted.

On March 6, 2002, plaintiffs filed Baker, et al.. vs. IBP, inc., C.A. No. 02-4019 (C.D. Ill) in the United States District Court for the Central District of Illinois (Rock Island Division), a purported class-action lawsuit, on behalf of all current and former employees of IBP's Joslin, Illinois, facility who had been legally authorized to work in the United States. The complaint asserts a claim against IBP under the RICO statute. The complaint alleges that IBP engaged in a scheme to depress its employees' wages by hiring illegal aliens and seeks unspecified trebled-damages. The Company has moved to dismiss the complaint. As of this date, briefing on those motions has been completed, but the Court has not yet ruled or requested oral argument. The Company intends to vigorously defend these claims; however, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On April 17, 2002, plaintiff Cynthia Cruz filed Cruz vs. Tyson Foods, Inc., C.A. No. 02 C 2761 (N.D. Ill.), a purported class-action lawsuit against Tyson, and others on behalf of all persons with Hispanic surnames whose identities and social security numbers were allegedly "stolen" and misused by the named defendants. The complaint asserts a claim under the RICO statute, a claim for violation of the federal civil rights statute, and common-law claims for defamation, violation of privacy and property rights, fraud, and tortious interference with contract. As of this date, the Company has moved to dismiss this action, but the Court has not yet set a schedule for briefing or argument of that motion because all of the individual co-defendants have not yet been served. The Company intends to vigorously defend these claims; however, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The Court approved this narrower class in April 1999. The 11th Circuit Court of Appeals reversed the District Court decision to certify a class, on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. The plaintiffs then filed pleadings seeking to certify an amended class. The Court denied the plaintiffs' motion on October 17, 2000. Plaintiffs' motion for reconsideration of the judge's decision was denied, and plaintiffs then asked the Court to certify a class of cattle producers who have sold exclusively to IBP on a cash market basis, which the Court granted in December 2001. In January 2002, IBP filed a petition with the 11th Circuit Court of Appeals seeking permission to appeal the class certification decision, which the Circuit Court of Appeals denied on March 5, 2002. The District Court has set a schedule for completing the format of the class notice mailing. No trial date has been set. IBP has filed motions for summary judgment on both liability and damages filed with the District Court, which are now pending. Plaintiffs have filed an expert report claiming damages is in the case in excess of $500,000,000. Management believes IBP has acted properly and lawfully in its dealings with cattle producers and intends to vigorously defend this case. However, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

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

On October 17, 2000, a Washington County (Arkansas) Chancery Court awarded the Company approximately $20 million in its lawsuit alleging trade secret misappropriation by ConAgra, Inc. and ConAgra Poultry Company. On December 4, 2000, due to an intervening opinion issued by the Arkansas Supreme Court, the Chancery Court reversed its finding that the Company's nutrient profile was a trade secret and reversed the jury's $20 million verdict. On January 3, 2001, the Company appealed the Chancery Court's reversal of the trade secret determination and of the jury verdict. On June 27, 2002, the Arkansas Supreme Court denied the Company's appeal.

Other Matters The Company is subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of its business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

Note 9:   EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions except per share data):

	Three Months Ended		Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Numerator:
Net income	$107	$19	$299	$40

Denominator:
Denominator for basic earnings per share-
Weighted average shares	348	221	348	222
Effect of dilutive securities:
Stock options and restricted stock	7	1	7	-
Denominator for diluted earnings per share-
Adjusted weighted average shares and
Assumed conversions	355	222	355	222

Basic earnings per share	$0.31	$0.09	$0.86	$0.18

Diluted earnings per share	$0.30	$0.09	$0.84	$0.18

Approximately 6 million shares of the Company's option shares outstanding at June 29, 2002 were antidilutive and were not included in the dilutive earnings per share calculation for the third quarter and nine months.

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

Chicken segment includes fresh, frozen and value-added chicken products sold through domestic food service, domestic retail markets for at-home consumption, wholesale club markets targeted to small foodservice operations, small businesses and individuals, as well as specialty and commodity distributors who deliver to restaurants, schools and international markets throughout the world. The Chicken segment also includes sales from allied products and the Company's chicken breeding stock subsidiary.

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

Information on segments and a reconciliation to income before taxes on income are as follows, with the prior period reclassified to conform to the Company's new segment reporting (in millions):

	Three Months Ended		Nine Months Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Sales:
Beef	$2,703	$-	$7,846	$-
Chicken	1,858	1,795	5,428	5,197
Pork	552	32	1,938	110
Prepared Foods	766	78	2,334	207
Other	23	12	60	29

Total Sales	$5,902	$1,917	$17,606	$5,543

Operating income (loss):
Beef	63	-	126	-
Chicken	105	63	357	154
Pork	(8)	2	48	2
Prepared Foods	52	2	119	8
Other	35	(9)	49	(15)

Total Operating income	247	58	699	149

Other expense	80	25	235	85

Income before income taxes and minority interest	$167	$33	$464	$64

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings for the third quarter of fiscal 2002 were $107 million or $0.30 per diluted share compared to $19 million or $0.09 per diluted share for the third quarter of fiscal 2001. Earnings for the nine months of fiscal 2002 were $299 million or $0.84 per diluted share compared to $40 million or $0.18 per diluted share for the same period last year. These increases are due primarily to the improved performance of the chicken segment and the IBP acquisition, and include approximately $0.05 diluted earnings per share from the partial settlement of approximately $30 million related to ongoing vitamin antitrust litigation. This amount is reflected in the income statement as a reduction to cost of sales.

Third Quarter of Fiscal 2002 vs. Third Quarter of Fiscal 2001

Sales increased 207.9%, with a 157.1% increase in volume and a 19.8% increase in price. The increase in sales is due primarily to the inclusion of IBP's sales in 2002.

Selling, general and administrative expenses increased $77 million. This resulted primarily from additional costs related to IBP. As a percentage of sales, selling, general and administrative expenses decreased to 3.7% from 7.3%.

Interest expense increased $50 million from the same period last year. This increase resulted from an increase in average outstanding debt of $2.7 billion, due primarily to funding the IBP acquisition and assumption of IBP debt. The net average interest rate increased to 6.9% from 6.3%.

The effective income tax rate for the third quarter of fiscal 2002 was 36.0% compared to 35.3% for the same period last year. The current year effective tax rate has increased due to nondeductible expenses and a reduction in the fiscal 2002 estimated foreign sales benefit.

Beef segment sales were $2.7 billion, including beef case-ready sales of $181 million and international beef sales of $344 million. Beef segment operating income totaled $63 million. The Beef segment resulted from the acquisition of IBP in the fourth quarter of fiscal 2001. Beef results improved substantially from the second quarter even though demand from the Far East created difficult market conditions.

Chicken segment third quarter sales increased $63 million or 3.5% from the same period last year, with a 1.9% increase in average sale prices and a 1.6% increase in volume. Foodservice chicken sales increased 7.2%, retail chicken sales increased 4.3% and international chicken sales decreased 16.9%. Third quarter sales of the Company's Mexican subsidiary increased 24.9% from the same period last year. This increase was more than offset by decreases in other international sales demand as markets continue to be impacted by import restrictions and political pressures primarily in Russia and China. Operating income for Chicken increased $42 million from the same period last year primarily due to decreases in live and production costs along with improvements in price and growth in value added product mix.

Pork segment third quarter sales including IBP's pork processing revenues were $552 million compared to $32 million for the same period last year including current quarter pork case-ready sales of $55 million and international pork sales of $62 million. Pork segment operating income decreased $10 million from the same period last year. Pork processing operating income was more than offset by negative live swine operations which resulted from lower live hog prices and an inventory devaluation of approximately $16 million.

Prepared Foods segment third quarter sales increased $688 million from the same period last year. The Prepared Foods segment operating income increased $50 million from the same period last year. The increase in both sales and operating income is due to the inclusion of IBP results. Operating income was positively affected by slightly lower and more stable raw material costs, improved product mix and lower operating costs.

Other segment operating income increased $44 million primarily due to the partial settlement of approximately $30 million related to ongoing vitamin antitrust litigation.

Nine Months of Fiscal 2002 vs. Nine Months of Fiscal 2001

Sales increased 217.6%, with a 158.0% increase in volume and a 23.1% increase in price. The increase in sales is due primarily to the inclusion of IBP's sales in 2002.

Selling, general and administrative expenses increased $304 million. This resulted primarily from additional costs related to IBP. As a percentage of sales, selling, general and administrative expenses decreased to 3.8% from 6.6%.

Interest expense increased $150 million from the same period last year. This increase resulted from an increase in average outstanding debt of $2.9 billion, due primarily to funding the IBP acquisition and assumption of IBP debt. The net average interest rate increased slightly to 6.9%.

The effective income tax rate for the first nine months of fiscal 2002 was 35.6% compared to 35.0% for fiscal 2001. The current year effective tax rate has increased due to nondeductible expenses and a reduction in the fiscal 2002 estimated foreign sales benefit compared to fiscal 2001.

Beef segment sales were $7.8 billion, including beef case-ready sales of $533 million and international beef sales of $1.0 billion. Beef segment operating income totaled $126 million. The Beef segment resulted from the acquisition of IBP in the fourth quarter of fiscal 2001.

Chicken segment nine months sales increased $231 million or 4.4% from the same period last year, with a 2.3% increase in average sale prices and a 2.1% increase in volume. Foodservice chicken sales increased 5.5%, retail chicken sales increased 3.3% and international chicken sales increased 2.1%. International chicken sales increased primarily due to the acquisition of a production facility in Mexico in the third quarter of 2001. However, this increase was partially offset by decreases in other international sales demand as markets continue to be impacted by import restrictions and political pressures primarily in Russia and China. Operating income for Chicken increased $203 million from the same period last year primarily due to decreases in live and production costs along with improvements in price and growth in value added product mix.

Pork segment nine months sales were $1.9 billion compared to $110 million for the same period last year, with current year pork case-ready sales of $158 million and international pork sales of $200 million. Pork segment operating income increased $46 million from the same period last year. The increase in both sales and operating income is due to the inclusion of the IBP pork processing results.

Prepared Foods segment nine months sales increased $2.1 billion from the same period last year. The Prepared Foods segment operating income increased $111 million from the same period last year. The increase in both sales and operating income is due to the inclusion of IBP results. Operating income was positively affected by slightly lower and more stable raw material costs, improved product mix and lower operating costs.

Other segment operating income increased $64 million primarily due to the partial settlement of approximately $30 million related to ongoing vitamin antitrust litigation combined with prior year IBP merger related expenses of $19 million.

FINANCIAL CONDITION

For the third quarter of fiscal 2002, net cash totaling $250 million was provided by operating activities. The Company used cash from operations to fund an asset acquisition, property, plant and equipment additions, to pay down debt and to repurchase additional shares of the Company's Class A common stock in the open market.

For the nine months ended June 29, 2002, net cash totaling $939 million was provided by operating activities. The Company used cash from operations to fund additions, to pay down debt and to repurchase additional shares of the Company's Class A common stock in the open market. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities. Capital spending for fiscal 2002 is expected to be approximately $450 million, excluding strategic asset acquisitions.

At June 29, 2002, working capital was $882 million compared to $874 million at 2001 fiscal year end, an increase of $8 million. The current ratio at June 29, 2002 and September 29, 2001 was 1.4 to 1.

Total debt at June 29, 2002 was $4.3 billion, a decrease of $518 million from September 29, 2001. The Company has unsecured revolving credit agreements totaling $1 billion that support the Company's commercial paper program. The $500 million 364 day facility was restructured into a $300 million 3 year facility and a $200 million 364 day facility. These $1 billion in facilities consist of $200 million that expires in June 2003, $300 million that expires in June 2005 and $500 million that expires in September 2006. At June 29, 2002, there were no amounts outstanding under these facilities. Additional outstanding debt at June 29, 2002 consisted of $3.6 billion of debt securities, $300 million issued under accounts receivable securitization debt, $86 million of commercial paper and other indebtedness of $247 million.

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company is in compliance with these covenants at June 29, 2002.

In October 2001, the Company refinanced the $2.3 billion outstanding under a bridge financing facility through the issuance of $2.25 billion of notes offered in three tranches consisting of $500 million of 6.625% notes due October 2004, $750 million of 7.25% notes due October 2006 and $1 billion of 8.25% notes due October 2011.

In October 2001, the Company entered into a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables. The receivables purchase agreement has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of the Company's accounts receivable are typically sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly owned consolidated subsidiary of the Company. TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to TRC's equity holders.

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

Goodwill and Intangible Asset Impairment In assessing the recoverability of the Company's goodwill and other intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, the Company may be required to record impairment charges not previously recorded. On September 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and was required to assess its goodwill for impairment issues upon adoption, and then at least annually thereafter. The Company did not record any impairment losses as a result of the initial assessment. The annual test of goodwill and intangible assets for impairment will be performed during the fourth quarter.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Refer to information under Part I., Item 1. Notes to Consolidated Condensed Financial Statements,
Note 8: Contingencies.

Item 2.   Changes in Securities and Use of Proceeds

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

The Company's 2003 Annual Meeting is currently scheduled for February 7, 2003. Accordingly, pursuant to the Company's bylaws, for any business to be brought before the 2003 Annual meeting by a proponent shareholder, written notice (in proper form as required by the Company's Bylaws) must be provided to R. Read Hudson, the Company's Secretary, at 2210 West Oaklawn Drive, Springdale, Arkansas 72762-6999, no later than November 25, 2002 and no earlier than October 31, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibit filed with this report is listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

None

EXHIBIT INDEX

The following exhibit is filed with this report.

Exhibit No.	Exhibit Description	Page

10.1

Amended and Restated 364-Day Credit Agreement dated as of June 12, 2002, among Tyson Foods, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Capital Corporation, as Syndication Agent, SunTrust Bank, Mizuho Financial Group and Rabobank International, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent.

31-112

10.2

Three-Year Credit Agreement dated as of June 12, 2002, among Tyson Foods, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Capital Corporation, as Syndication Agent, SunTrust Bank, Mizuho Financial Group and Rabobank International, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent

113-201

10.3

"Amendment, dated June 12, 2002 to Five Year Five-Year Credit Agreement dated as of September 24, 2001, among Tyson Foods, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Capital Corporation, as Syndication Agent, SunTrust Bank, as Documentation Agent, Mizuho Financial Group and Rabobank International, as Co-Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent."

202-206

99	Press Release, dated July 29, 2002 of Tyson Foods, Inc.	207-214

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: July 30, 2002	/s/ Steven Hankins
Steven Hankins
Executive Vice President and
Chief Financial Officer

Date: July 30, 2002	/s/ Rodney S. Pless
Rodney S. Pless
Senior Vice President, Controller and
Chief Accounting Officer