Form 10-K
period 2002-09-28
TYSON FOODS INC
filed 2002-11-27
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended September 28, 2002

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________________ to ________________

         Commission File No. 0-3400

TYSON FOODS, INC.
 (Exact Name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0225165 (I.R.S. Employer Identification No.)
2210 West Oaklawn Drive, Springdale, Arkansas (Address of principal executive offices)	72762-6999 (Zip Code)
Registrant's telephone number, including area code:	(479) 290-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class Class A Common Stock, Par Value $0.10	Name of Each Exchange on Which Registered New York Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On October 31, 2002, the aggregate market value of the Class A Common and Class B Common voting stock held by non-affiliates of the registrant was $2,663,795,365 and $418,313, respectively.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

On March 29, 2002, the aggregate market value of the Class A Common and Class B Common voting stock held by non-affiliates of the registrant was $3,011,755,881 and $574,554, respectively.

On October 31, 2002, there were outstanding 251,178,675 shares of the registrant's Class A Common Stock, $0.10 par value, and 101,636,348 shares of its Class B Common Stock, $0.10 par value.

Page 1 of 277 Pages
The Exhibit Index appears on pages 65 through 71

INCORPORATION BY REFERENCE

        The following indicated portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held February 7, 2003 (the "Proxy Statement") are incorporated by reference into the indicated portions of this Annual Report on Form 10-K:

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

        Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information set forth under the captions "Principal Shareholders" and "Security Ownership of Management" in the Proxy Statement.

        Item 13. Certain Relationships and Related Transactions

        The information set forth under the caption "Certain Transactions" in the Proxy Statement.

TABLE OF CONTENTS
	PART I
		Page
Item 1.	Business..........................................................................................................................................................................................	4
Item 2.	Properties.........................................................................................................................................................................................	11
Item 3.	Legal Proceedings..........................................................................................................................................................................	12
Item 4.	Submission of Matters to a Vote of Security Holders..............................................................................................................	17

	PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.........................................................................	19
Item 6.	Selected Financial Data.................................................................................................................................................................	20
Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations..............................................	23
Item 7a.	Quantitative and Qualitative Disclosure About Market Risks...............................................................................................	30
Item 8.	Financial Statements and Supplementary Data.........................................................................................................................	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................	63

	PART III
Item 10.	Directors and Executive Officers of Registrant.........................................................................................................................	63
Item 11.	Executive Compensation...............................................................................................................................................................	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.........................	63
Item 13.	Certain Relationships and Related Transactions......................................................................................................................	63

	PART IV
Item 14.	Controls and Procedures...............................................................................................................................................................	64
Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K....................................................................................	64

PART I

ITEM 1. BUSINESS

GENERAL
 Tyson Foods, Inc. and its subsidiaries (collectively, the Company or Tyson) produce, distribute and market beef, chicken, pork, prepared foods and related allied products. The Company commenced business in 1935, was incorporated in Arkansas in 1947, and was reincorporated in Delaware in 1986. One of the Company's greatest strengths is its position as the world's number one producer, processor and marketer of chicken. As a result of the acquisition of IBP, inc. (IBP) in the fourth quarter of fiscal 2001, the Company is now the world's largest processor and marketer of beef, chicken and pork products.

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

        The Company is also involved in the slaughter of live fed cattle and hogs and fabrication of dressed beef and pork carcasses into primal and sub-primal meat cuts, case-ready products and fully-cooked beef and pork products. In addition, the Company derives value from allied products such as hides and variety meats for sales to further processors. The Company also produces and markets a wide range of value-added, frozen and refrigerated food products.

        The Company's products are marketed and sold to national and regional grocery chains, regional grocery wholesalers, meat distributors, clubs and warehouse stores, military commissaries, industrial food processing companies, national and regional chain restaurants or their distributors, international export companies and domestic distributors who service restaurants, foodservice operations such as plant and school cafeterias, convenience stores, hospitals and other vendors. Sales are made by the Company's sales staffs located in Springdale, Arkansas, and Dakota Dunes, South Dakota, as well as in various regions throughout the United States and in several foreign countries. Additionally, sales to the military and a portion of sales to international markets are made through independent brokers and trading companies.

FINANCIAL INFORMATION OF BUSINESS SEGMENTS
 The Company operates in five business segments: Beef, Chicken, Pork, Prepared Foods and Other. The contribution of each business segment to net sales and operating income, and the identifiable assets attributable to each business segment are set forth in Note 17, "Segment Reporting" of the Consolidated Financial Statements included herein at pages 54 through 55.

DESCRIPTION OF BUSINESS SEGMENTS

Beef  The Company's beef operations are primarily involved in the slaughter of live fed cattle and fabrication of dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. Throughout production, edible beef and allied products, such as hides and variety meat items, are segregated and prepared for shipment or further refinement. Inedible beef products derived from processing operations are used in the manufacture of pet foods, technical products, pharmaceuticals and cosmetics.

        Eight of the Company's 14 fed beef plants include hide treatment facilities. The uncured hides from the Company's other fed beef plants are transported to these facilities, which include brine curing operations and, in four locations, chrome hide tanneries. The chrome tanning process produces a semi-finished product that is shipped to leather good manufacturers worldwide. Brine-cured hides are sold to other tanneries. Tyson is the largest chrome tanner of cattle hides in the United States.

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

Pork  The Company's pork operations involve the slaughter of live hogs and the fabrication of pork and allied products. The Company's pork facilities produce fresh boxed pork and case-ready products for shipment to customers, as well as pork bellies, hams and boneless picnic meat for shipment to customers who further process the pork into bacon, cooked hams, luncheon meats and sausage items. Throughout production, edible pork and allied products, such as variety meat items, are segregated and prepared for shipment or further refinement. Inedible pork products derived from processing operations are used by further processing to manufacture pet foods, technical products, pharmaceuticals and cosmetics. One pork production facility also has a skinning operation.

        Additionally, the Company has farrow to finish swine operations, which include genetic and nutritional research, breeding, farrowing and feeder pig finishing and the marketing of live swine to regional and national packers that are conducted in Arkansas, Missouri and Oklahoma. In August of 2002, the Company announced its decision to restructure the live swine operation. The restructuring will result in the closure of company-owned and leased feeder pig finishing farms in Arkansas and eastern Oklahoma. The Company will retain a limited number of breeding and nursery operations in Oklahoma and northwest Arkansas as well as some feeder pig finishing operations in north central Missouri. The restructuring is expected to be completed in the Company's second quarter of fiscal 2003.

Prepared Foods  The Company's prepared foods operations process fresh beef, fresh pork, and other raw materials into pizza toppings, branded and processed meats, appetizers, hors d'oeuvres, desserts, ethnic foods, soups, sauces, side dishes and pizza crusts and produce flour and corn tortilla products and specialty pasta and meat dishes for restaurants, airlines and other major customers.

Other  The Company's other segment primarily includes the logistics group, which includes fresh and frozen distribution systems, the Company's transportation systems and other corporate groups not identified with specific protein groups.

RAW MATERIALS AND SOURCES OF SUPPLY

Beef  The primary raw material used by the Company in its beef operations is live cattle. The Company does not have facilities of its own to raise cattle in the United States. However, the Company has entered into various risk-sharing and procurement arrangements with producers that help secure a supply of livestock for daily start-up operations at its facilities. The Company's Canadian subsidiary, Lakeside Farm Industries LTD (Lakeside), primarily has cattle feeding facilities and a beef carcass production and boxed beef processing facility. In 2002, Lakeside's feedlots provided approximately 19% of that facility's fed cattle needs. The Company's primary supply of live cattle is purchased on a daily basis by buyers who are trained to select high quality animals.

Chicken  The primary raw materials used by the Company in its chicken operations consist of live chickens that are raised primarily by independent contract growers. The Company's vertically-integrated chicken process begins with the grandparent breeder flocks. Breeder farms specialize in producing the generations of male and female strains, with the broiler being the final progeny. The breeder flocks are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. The fertile eggs are incubated at the grandparent hatchery and produce male and female pullets (i.e., the parents). The pullets are sent to breeder houses, and the resulting eggs are sent to Company hatcheries. Once the chicks have hatched, they are sent to broiler farms. There, contract growers care for and raise the chicks according to Company standards and under the supervision of Company technical service personnel until the broilers have reached the desired processing weight. The adult chickens are caught and hauled to processing plants. The finished products are sent to distribution centers and then transported to customers. Vertically-integrated poultry companies operate their own feed mills to produce scientifically-formulated feeds. Corn and soybean meal are major production costs in the poultry industry, representing roughly 39% of the cost of growing a chicken. In addition to feed ingredients to grow the chickens, the Company uses cooking ingredients, packaging materials and cryogenic agents. The Company believes that its sources of supply for these materials are adequate for its present needs and the Company does not anticipate any difficulty in acquiring these materials in the future. While the Company produces substantially all of its inventory of breeder chickens and live broilers, it may also purchase live, ice-packed or deboned chicken to meet production requirements.

Pork  The primary raw material used by the Company in its pork operations is live swine. The Company raises live swine to sell to outside processors and supplies a minimal amount of live swine for its own processing needs. The majority of the Company's live swine supply is obtained through various procurement arrangements with producers that help secure a supply for daily start-up operations at its facilities. The Company also employs buyers who purchase hogs on a daily basis, generally a few days before the animals are required for processing.

Prepared Foods  The primary raw materials used by the Company in its prepared foods operations are typically commodity based raw materials, including fresh and frozen beef, chicken and pork, corn, flour and frozen vegetables. Some of these raw materials are provided by the beef, chicken and pork segments and can also be purchased from numerous suppliers and manufacturers.

SEASONAL DEMAND
 The demand for the Company's chicken and beef products generally increases during the spring and summer months and generally decreases during the winter months. The Company's pork and prepared foods products generally experience increased demand during the winter months due to the holiday season and decreased demand during the spring and summer months.

CUSTOMERS
 No single customer of the Company accounts for more than ten percent of the Company's consolidated revenues. Additionally, no segment is dependent on a single customer or group of customers, the loss of which would have a material adverse effect on that segment. Although any extended discontinuance of sales to any major customer could, if not replaced, have an impact on the Company's operations, the Company does not anticipate any such occurrences due to the demand for its products and its ability to obtain new customers, and its overall market share.

BACKLOG OF ORDERS
 There is no significant backlog of unfilled orders for the Company's products.

COMPETITION
 The Company's food products compete with those of other national and regional food producers and processors and certain prepared food manufacturers, namely, ConAgra Inc., Hormel Foods Corp., Swift and Company, Cargill Inc., Smithfield Foods Inc., Pilgrims Pride Corp. and Sanderson Farms Inc. Additionally, the Company's food products compete in international markets around the world. The Company's principal marketing and competitive strategy is to identify target markets for value-enhanced products, to concentrate production, sales and marketing efforts in order to appeal to and enhance the demand from those markets and, utilizing its national distribution system and customer support services, to achieve a dominant market position for its products. Past efforts have indicated that customer demand generally can be increased and sustained through application of the Company's marketing strategy, as supported by its distribution system. The principal competitive elements are brand identification, price, product quality, and customer service.

INTERNATIONAL
 The Company exported to more than 80 foreign countries in fiscal 2002. Major export markets include Canada, China, European Union, Japan, Mexico, Puerto Rico, Russia, Taiwan and South Korea.

        The Company continues to believe that Asia offers potential in terms of developing processing facilities. The Company's joint venture in China to produce further processed poultry products began operations in January 2002. Meanwhile, the Company's subsidiary in Mexico continues to grow rapidly under improving economic conditions. During the fiscal year the Company completed construction of the first fully-cooked line in Mexico as the market for further processed items continues to expand. The Company has entered into a technical service agreement with Grupo Melo in Panama to assist Grupo Melo with the production of further processed chicken products and to allow it to license the Tyson brand. The Company also has two other joint ventures in China, including one that processes pork casings and one that is a pork processing plant. The Company also has an equity interest in a Russian meat processing plant and a cooked meats facility in Ireland.

RESEARCH AND DEVELOPMENT
 The Company conducts continuous research and development activities to improve the strains of primary chicken breeding stock and finished product development. Additionally, the Company strives to develop ways to automate manual processes in its processing plants and growout operations. The annual cost of such research and development programs is less than one percent of total consolidated annual sales.

REGULATION AND FOOD SAFETY
 The Company's facilities for processing beef, chicken, pork and prepared foods and for housing live chicken and swine are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of its employees., The Company's beef, chicken and pork processing facilities are participants in the government's Hazardous Analysis Critical Control Point (HACCP) program. The cost of compliance with such laws and regulations has not had a material adverse effect upon the Company's capital expenditures, earnings or competitive position and it is not anticipated to have a material adverse effect in the future. In 2002, the Company incurred expenses of approximately $83 million to maintain compliance with such regulations. These expenditures relate principally to the normal operation and maintenance of wastewater treatment facilities ("Waste Treatment Facilities"), where the Company biologically treats these wastes, and the associated land application of wastes generated at these treatment facilities. Except as disclosed in Item 3, the Company believes that it is in substantial compliance with such applicable laws and regulations and the Company is not aware of any violations of, or pending changes in, such laws and regulations that are likely to result in material penalties or material increases in compliance costs. The Company incurred $23 million in capital expenditures, primarily related to its Wastewater Treatment Facilities, in fiscal 2002 and anticipates capital expenditures of approximately $24 million in fiscal 2003 for environmental projects primarily related to the Wastewater Treatment Facilities.

The Company works to ensure its products meet high standards of food quality and safety. The Company's beef, chicken, pork and prepared foods products are subject to inspection prior to distribution, primarily by the United States Department of Agriculture. Notwithstanding these efforts, food producers are at risk that their products may contain pathogens unless the product has been properly produced, handled and cooked.

The Company incurs risk if its products are determined to be contaminated or cause illness or injury. This risk includes (1) cost of, and negative consumer reaction associated with, adverse publicity and product recalls; (2) exposure to related civil litigation; and (3) regulatory administrative penalties, which can include injunctive relief and other civil remedies, including plant closings.

EMPLOYEES AND LABOR RELATIONS
 As of October 31, 2002, the Company employed approximately 120,000 persons. The Company believes that its relations with its workforce are good.

        Set forth below is a listing of the Company facilities which have employees subject to a collective bargaining agreement together with the name of the union party to the collective bargaining agreement, the number of employees at the facility subject thereto and the expiration date of the collective bargaining agreement currently in effect.

Location	Union	No. of People		Expiration Date

Albertville, AL	UFCW	816		November 2004
Albuquerque, NM	UFCW	278		January 2005
Amarillo, TX	Teamsters	3,154		November 2007
Ashland, AL	RWDSU	388		November 2005
Augusta, ME	UFCW	130		December 2004
Berlin, MD	UFCW	304		December 2004
Berlin, MD	Teamsters	169		December 2004
Berlin, MD	Teamsters	71		July 2004
Buena Vista, GA	RWDSU	777		December 2003
7
Buffalo, NY	IUOE	31		June 2006
Carthage, TX	UFCW	514		November 2003
Center, TX	UFCW	1,051		February 2003
Cherokee, IA	UFCW	592		March 2004
Chicago, IL	Truck Drivers	1,040		May 2005
Chicago, IL	UFCW	120		July 2003
Chicago, IL	Teamsters	2		April 2006
Concordia, MO	UFCW	203		June 2005
Corydon, IN	Steelworkers	42		April 2005
Corydon, IN	UFCW	399		January 2005
Dakota City, NE	UFCW	3,817		August 2004
Dakota City, NE	Teamsters	34		April 2005
Dardanelle, AR	UFCW	870		November 2004
Gadsden/Blountsville, AL	Teamsters	12		April 2004
Gadsden, AL	RWDSU	938		November 2004
Glen Allen, VA	UFCW	964		November 2004
Hope, AR	UFCW	1,285		March 2003
Jackson, MS	UFCW	746		December 2002
Jacksonville, FL	Teamsters	536		December 2002
Jefferson, WI	UFCW	459	(1)	June 2002
Joslin, IL	Teamsters	16		March 2006
Joslin, IL	UFCW	2,080		March 2006
Logansport, IN	UFCW	1,696		October 2003
Manchester, NH	UFCW	458		December 2004
Manchester, NH	Teamsters	10		December 2003
Noel, MO	UFCW	1,068		December 2002
Norfolk, NE	UFCW	1,280		September 2005
North Richland Hills, TX	UFCW	303		August 2004
Pasco, WA	Teamsters	1,632		May 2004
Perry, IA	UFCW	942		April 2003
Pine Bluff, AR	UFCW	244	(1)	October 2002
Ponca City, OK	UFCW	572		March 2004
Robards, KY	UFCW	1,101		November 2003
Shelbyville, TN	RWDSU	1,083		November 2007
Shelbyville, TN	Teamsters	29		August 2004
Waterloo, IA	UFCW	2,220		December 2006
Wilkesboro, NC	Teamsters	29		November 2004
Wilkesboro, NC	Teamsters	59		November 2004
Wilkesboro, NC	Teamsters	79		November 2004
Gomez Palacio, Durango	CTM	3,540		February 2003
Gomez Palacio, Durango	CTM	45		April 2003
Monterrey, Neuvo Leon	FNCSI	52		June 2003
Torreon, Coahuila	CROM	54		February 2003
Parras de la Fuenta, Coahuila	CROM	113		February 2003
Mexico, Districto Federal	CROC	48		March 2003

UFCW - United Food and Commercial Workers Union
RWDSU - Retail, Wholesale, Department Store Union
IUOE - International Union of Electrical Workers
CTM - Confederacion de Trabajadores de Mexico
FNCSI - Sindicato Industrial de Trabajadores de Nuevo Leon
CROM - Confederacion Reginal Obrera de Mexico
CROC - Confederacion Reginal de Obreros y Campesinos
(1) Contracts are currently under negotiations

The Company has not experienced any strike or work stoppage that has had a material impact on operations.

MARKETING AND DISTRIBUTION
 The Company's principal marketing objective is to be the primary provider of beef, chicken, pork and prepared foods products for our customers. The Company identifies distinct markets and business opportunities through extensive consumer and market research. In fiscal 2002, the Company's national branding strategy focused on the Tyson (chicken) and Thomas E. Wilson (red meat) brands, as well as a number of regional brands. In the fourth quarter of fiscal 2002 the Company made the decision to capitalize on the strong recognition of the Tyson brand by expanding the Tyson brand to beef and pork. Thus, the Tyson brand will replace the Thomas E. Wilson brand in a process that is expected to be completed over the next six months. All communications stress the quality and value proposition of the products while supporting and building brand awareness. Communications efforts utilize a fully integrated and coordinated mix of activities designed to connect with customers and consumers on both a rational and emotional level. The Company utilizes its national distribution system and customer support services to achieve a dominant market position for its products.

        The Company has the ability to produce and ship fresh, frozen and refrigerated products. The Company's nationwide distribution system utilizes a network of food distributors which is supported by cold storage warehouses owned or leased by the Company, by public cold storage facilities and by the Company's transportation system. The Company ships products from Company-owned consolidated frozen food distribution centers, from a network of public cold storages, from other owned and leased facilities and directly from plants. The Company's distribution centers facilitate accumulating frozen products so that it can fill and consolidate less-than-truckload orders into full truckloads, thereby decreasing shipping costs while increasing customer service. In addition, customers are provided with a selection of products that do not require large volume orders. The Company's distribution system enables it to supply large or small quantities of products to meet customer requirements anywhere in the continental United States.

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

INDUSTRY PRACTICES
 The Company's agreements with its customers are generally short-term, verbal agreements due primarily to the nature of its products, industry practice and the fluctuation in demand and price for such products. In certain instances where the Company is selling further processed products to large customers, the Company may enter into written agreements whereby the Company will act as the exclusive or preferred supplier to the customer for periods ranging from 2 to 5 years and on pricing terms which may be either be fixed or variable.

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

ITEM 2. PROPERTIES

The Company currently has sales offices and production and distribution operations in the following states: Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Mississippi, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington and Wisconsin. Additionally, the Company, either directly or through its subsidiaries, has facilities in or participates in joint venture operations in Argentina, Brazil, Canada, China, Denmark, India, Indonesia, Ireland, Japan, Mexico, Panama, the Philippines, Russia, Spain, the United Kingdom and Venezuela.

Beef  The Company's beef operations consist of 14 beef production facilities and a Canadian cattle feeding operation. These facilities slaughter live cattle, fabricate beef products and treat and tan hides. In addition, one of the beef facilities contains a tallow refinery and two facilities share operations with the pork segment. The carcass facilities reduce live cattle to dressed carcass form. Fed beef consists primarily of steers and heifers specifically raised for beef consumption. The processing facilities conduct fabricating operations to produce boxed beef and allied products. The processing facilities operated in 2002 at approximately 82% of their production capacities. The total slaughter capacity is approximately 240,000 head per week.

Chicken  The Company's chicken operations consist of 61 processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packaging, deboning or further-processing. The total slaughter capacity is approximately 49 million head per week. In addition, the Company owns 13 rendering plants with the capacity to produce 28 million pounds of animal protein products per week and 18 ground pet food processing operations in connection with chicken processing plants capable of producing 8 million pounds of product per week. In addition, there are two blending mill operations, 40 feed mills and 74 broiler hatcheries with sufficient capacity to meet the needs of the chicken growout operations. During 2002, the feed mills operated at 74% of capacity and the hatcheries operated at 88% of capacity. In general, the remaining processing plants are fully utilized.

Pork  The Company's pork operations consist of eight pork production facilities that slaughter live hogs, fabricate pork products and allied products. Two of these facilities are shared with the beef segment. The processing facilities operated in 2002 at approximately 86% of their production capacities. The total slaughter capacity of these facilities is approximately 420,000 head per week. Upon completion of the restructuring of the live swine operations the Company expects to have 71 swine farrowing and nursery units and 21 swine finishing units. This process is expected to be completed in the second quarter of fiscal 2003. The Company also purchases live swine from contract growers. The swine growout operations are supported by one dedicated feed mill supplemented by the production from the chicken operations' feed mills.

Prepared Foods  The Company's prepared foods operations consist of 34 processing plants which process fresh beef, pork, chicken and other raw materials into pizza toppings, branded and processed meats, appetizers, hors d'oeuvres, desserts, ethnic foods, soups, sauces, side dishes and pizza crusts, flour and corn tortilla products and specialty pasta and meat dishes. These processing plants have the capacity to produce approximately 58 million pounds per week and operated in 2002 at approximately 79% of capacity.

Other  The Company's other operations consist of three warehouses and 11 freezers used by the beef and pork divisions, 44 cold storage facilities at chicken processing plants, three cold storage facilities at chicken rendering plants, five cold storage facilities used by prepared foods plants, three distribution centers used by the chicken division and five distribution centers used by the prepared foods division with a total capacity of approximately 300 million pounds.

        The Company owns its major operating facilities with the following exceptions: one chicken primary processing plant is leased until 2003, one chicken emulsified plant is leased month to month, one chicken distribution center is leased until 2003, one feedmill and two hatcheries are leased until 2003, one hatchery is leased month to month, 422 chicken breeder farm houses are leased under agreements expiring at various dates through 2005 and 31 chicken breeder farm houses are leased month to month, 30 broiler farms are leased year to year. Upon completion of the restructuring of the live swine operations the Company expects to have 16 units leased, with the majority expiring in 2003, one prepared foods distribution center is leased month to month, two prepared foods further processing facilities are leased until 2004 and 2005, and one prepared foods appetizer manufacturing facility is leased until 2013.

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

ITEM 3. LEGAL PROCEEDINGS

Wage and Hour/ Labor Matters  In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of the Company's processing facilities. On May 9, 2002, the Secretary of Labor filed a civil complaint against the Company in the U.S. District Court for the Northern District of Alabama. The complaint alleges that the Company violated the overtime provisions of the federal Fair Labor Standards Act at the Company's chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute. The Secretary seeks back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the Complaint, an additional amount in liquidated damages, and an injunction against future violations at that facility and all other facilities operated by the Company. The Company has filed its initial answer and discovery has commenced. The Company believes it has substantial defenses to the claims made in this case and intends to vigorously defend the case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox v. Tyson) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company. At filing 159 current and/or former employees consented to join the lawsuit and, to date, approximately 5,000 consents have been filed with the court. Discovery in this case is ongoing. A hearing was held on March 6, 2000, to consider the plaintiff's request for collective action certification and court-supervised notice. No decision has been rendered. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

Substantially similar suits have been filed against several other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v. Tyson and the other lawsuits.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox v. Tyson in that the employees claim violations of the Fair Labor Standards Act for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plants in New Holland, Pennsylvania. Currently, there are approximately 500 additional current or former employees who have filed consents to join the lawsuit. The court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities. On July 17, 2002, the court granted the plaintiffs' motion to certify the state law claims. The Company believes it has substantial defenses to the claims made and intends to defend the case vigorously; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On November 5, 2001, a lawsuit entitled Maria Chavez, et al. vs. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. was filed in the U.S. District Court for the Eastern District of Washington against IBP and Tyson by several employees of IBP's Pasco, Washington, beef slaughter and processing facility alleging various violations of the Fair Labor Standards Act, 29 U.S.C. Sections 201 -

219 (FLSA), as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The lawsuit alleges IBP and/or Tyson required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege that similar prior litigation entitled Alvarez, et al. vs. IBP, which resulted in a $3.1 million final judgment against IBP, supports a claim of collateral estoppel and/or is res judicata as to the issues raised in this new litigation. IBP filed a timely Notice of Appeal and will vigorously pursue reversal of the Alvarez judgment before the Ninth Circuit Court of Appeals. Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but on May 24, 2002, plaintiffs filed a motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23. On October 28, 2002, the U.S. District Court for the Eastern District of Washington granted plaintiffs' motion (Rule 23 Order), asserting supplemental jurisdiction over the state law wage and hour claims, and certifying the class. On November 6, 2002, IBP and Tyson timely filed a motion with the Ninth Circuit Court of Appeals seeking leave to appeal the District Court's Rule 23 Order.

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

The Company has been advised by the U.S. Attorney's office for the Western District of Missouri that the government intends to seek indictment of the Company for alleged violations of the Clean Water Act related to activities at its Sedalia, Missouri facility. The Company is presently in negotiations for a possible resolution of this matter. Although the amount of ultimate liability with respect to this matter cannot be determined at this time, the Company does not expect any material adverse effect on its consolidated financial position or results or operations.

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

On December 10, 2001, the City of Tulsa, Oklahoma and the Tulsa Metropolitan Utility Authority filed in the U.S. District Court for the Northern District of Oklahoma the case styled the The City of Tulsa and the Tulsa Municipal Utility Authority v. Tyson Foods, Inc., et al. against the Company, Cobb-Vantress, Inc., a wholly owned subsidiary of the Company, four other fully integrated poultry companies and the City of Decatur, Arkansas. With respect to the Company and Cobb-Vantress, Inc., the suit alleges that degradation of the Tulsa water supply is attributable, in whole or in part, to the non-point source run-off from the land application of poultry litter in the watershed feeding the lakes that act as the City of Tulsa's water supply, and that the Company and Cobb-Vantress, Inc. are, together with the other defendants named in the lawsuit, jointly and severally responsible for the alleged over application of poultry litter in the watershed. The Company believes that the allegations in the complaint are unfounded and intends to vigorously defend the case.

Securities Matters  Between January and March 2001, a number of lawsuits were filed by certain stockholders in the U.S. District Court for the District of South Dakota and one suit filed in the U.S. District Court for the Southern District of New York seeking to certify a class of all persons who purchased IBP stock between February 7, 2000 and January 25, 2001. The plaintiff in the New York action has voluntarily dismissed and refiled its complaint in South Dakota, where the suits have been consolidated under the name In re IBP, inc. Securities Litigation. The complaints, seeking unspecified damages, allege that IBP and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about IBP's financial results in order to inflate its stock price. IBP filed a Motion to Dismiss on December 21, 2001, which is now fully briefed and pending before the Court. IBP intends to vigorously contest these claims.

On or about June 6, 2001, IBP was advised the SEC had commenced a formal investigation related to the restatement of earnings made by IBP in March 2001, including matters relating to certain improprieties in the financial statements of DFG, a wholly-owned subsidiary.

The Company has been informed that three former employees of DFG received a so-called "Wells" notice advising them that the SEC had determined to recommend the initiation of an enforcement action and providing them an opportunity to provide their arguments against such an enforcement action. IBP is cooperating with this investigation.

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

On January 7, 2002, the Company filed a motion in the Delaware Court asking that court to vacate its Post-Trial Opinion on grounds of mootness or, in the alternative, to enter final judgment so that an appeal could be taken. The Delaware Court denied this motion on February 11, 2002, and the Company has appealed that decision, as well as the Post-Trial Opinion and certain earlier rulings by the Delaware Court, to the Delaware Supreme Court. Certain of the plaintiffs in the Delaware Federal Actions discussed below have filed a motion to dismiss the Company's appeal as untimely as to all matters except the Delaware Court's denial of the motion to vacate the Post-Trial Opinion. On July 24, 2002, the Delaware Supreme Court granted that partial motion to dismiss and directed that the balance of the appeal to go forward. Oral argument on the balance of the appeal has been scheduled for December 12, 2002.

On June 19, 2001, a purported Company stockholder commenced a derivative action in the Delaware Court entitled Alan Shapiro v. Barbara R. Allen, et al., C.A. No. 18967-NC seeking monetary damages on behalf of the Company, a nominal defendant, from the members of the Company's Board of Directors. The complaint alleges the directors violated their fiduciary duties by attempting to terminate the Merger Agreement. On July 17, 2001, the defendants moved to dismiss the complaint. On August 16, 2002, the plaintiff filed an Amended Complaint, and on September 3, 2002, the defendants renewed their motion to dismiss. A hearing on the defendants' motion to dismiss has been scheduled for December 17, 2002. The defendants intend to vigorously defend these claims.

Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP stock or traded in certain IBP options from March 29, 2001, when the Company announced its intention to terminate the Merger Agreement with IBP, and June 15, 2001, when the Delaware Court rendered its Post-Trial Opinion in the Consolidated Action. The actions, entitled Meyer v. Tyson Foods, Inc., et al., C.A. No. 01-425 SLR; Banyan Equity Mgt. v. Tyson Foods, Inc., et al., C.A. No. 01-426 GMS; Steiner v. Tyson Foods, Inc., et al., C.A. No. 01-462 GMS; Aetos Corp., et al. v. Tyson, et al., C.A. No. 01-463 GMS; Meyers, et al. v. Tyson Foods, Inc., et al., C.A. No. 01-480; Binsky v. Tyson Foods, Inc., et al., C.A. No. 01-495; Management Risk Trading LP v. Tyson Foods, Inc., et al., C.A. No. 01-496; and Stark Investments, L.P., et al. v. Tyson et al., C.A. No. 01-565 allege that the defendants violated federal securities laws by making, or causing to be made, false and misleading statements in connection with the Company's attempted termination of the Merger Agreement. The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation. On December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint. The plaintiffs allege that, as a result of the defendants' alleged conduct, the purported class members were harmed. On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint. By memorandum order dated October 23, 2002, the court granted in part and denied in part the defendants' motion to dismiss. The defendants intend to vigorously defend the remaining claims.

In December 2001, a stockholder derivative lawsuit was filed in the Court of Chancery of the state of Delaware against the Company's Board of Directors and nominally, the Company. The complaint concerns the alleged violations of immigration laws that are the subject of the indictment by the U.S. Department of Justice (see below). In general, the complaint alleges that the members of the Company's Board failed to exercise reasonable control and supervision over the Company's employees and processes, implement adequate internal controls, adequately inform themselves, or take adequate and good faith remedial actions with respect to the Company's immigration practices and matters giving rise to the indictment. The complaint seeks unspecified damages against the individual Board members; no relief is sought against the Company. The Company and members of its Board have filed a motion to dismiss in the Chancery Court of Delaware and intend to vigorously defend these claims.

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

In December 2001, the Company, two current employees and four former employees were indicted in the U. S. District Court in the Eastern District of Tennessee. The indictment alleges these six employees conspired to violate and did violate immigration laws involving approximately 15 named individuals at one of the Company's poultry processing facilities. The indictment also alleges that the Company utilized the services of temporary employment agencies in furtherance of the alleged conspiracy. The indictment seeks fines and forfeiture of amounts not specified. Trial for this matter is expected in February 2003. The Company intends to vigorously defend this indictment and believes it has meritorious defenses to the government's theories of recovery; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

Consistent with the forfeiture theory advanced in the indictment referred to above, private plaintiffs filed the following three lawsuits.

On April 10, 2002, plaintiffs filed Trollinger, et al. vs. Tyson Foods, Inc., No. 4:02-cv-23 (E.D. Tenn.) in the U.S. District Court for the Eastern District of Tennessee (Winchester Division), a purported class-action lawsuit against Tyson, on behalf of all current and former employees of 15 named Tyson facilities who had been legally authorized to work in the United States. The complaint in that action asserts a claim against Tyson under the Racketeer Influence and Corrupt Organizations (RICO) statute. The complaint alleges that Tyson engaged in a scheme to depress its employees' wages by hiring illegal aliens and seeks unspecified trebled-damages. The Company has moved to dismiss the complaint. On July 17, 2002, the court granted the Company's Motion to Dismiss the case for failure to state a claim upon which relief could be granted. Plaintiffs have filed a Notice of Appeal. The Company intends to vigorously defend these claims; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On March 6, 2002, plaintiffs filed Baker, et al. vs. IBP, inc., C.A. No. 02-4019 (C.D. Ill) in the U.S. District Court for the Central District of Illinois (Rock Island Division), a purported class-action lawsuit, on behalf of all current and former employees of IBP's Joslin, Illinois, facility who had been legally authorized to work in the United States. The complaint asserts a claim against IBP under the RICO statute. The complaint alleges that IBP engaged in a scheme to depress its employees' wages by hiring illegal aliens and seeks unspecified trebled-damages. The Company has moved to dismiss the complaint. On October 21, 2002, the court granted the Company's Motion to Dismiss the case for failure to state a claim upon which relief could be granted. Plaintiffs have filed a Notice of Appeal. The Company intends to vigorously defend these claims; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On April 17, 2002, plaintiff Cynthia Cruz filed Cruz vs. Tyson Foods, Inc., C.A. No. 02 C 2761 (N.D. Ill.), a purported class-action lawsuit against Tyson and others on behalf of all persons with Hispanic surnames whose identities and social security numbers were allegedly "stolen" and misused by the named defendants. The complaint asserts a claim under the RICO statute, a claim for violation of the federal civil rights statute, and common-law claims for defamation, violation of privacy and property rights, fraud, and tortious interference with contract. As of this date, the Company has moved to dismiss this action, with briefing to be completed during December 2002. The Company intends to vigorously defend these claims; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The Court approved this narrower class in April 1999. The 11th Circuit Court of Appeals reversed the District Court decision to certify a class on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. The plaintiffs then filed pleadings seeking to certify an amended class. The Court denied the plaintiffs' motion on October 17, 2000. Plaintiffs' motion for reconsideration of the judge's decision was denied, and plaintiffs then asked the Court to certify a class of cattle producers who have sold exclusively to IBP on a cash market basis, which the Court granted in December 2001. In January 2002, IBP filed a petition with the 11th Circuit Court of Appeals seeking permission to appeal the class certification decision, which the Circuit Court of Appeals denied on March 5, 2002. The District Court has set a schedule for completing the format of the class notice mailing. No trial date has been set. IBP has filed motions for summary judgment on both liability and damages filed with the District Court, which are now pending. Plaintiffs have claimed damages in the case in excess of $500,000,000. Management believes IBP has acted properly and lawfully in its dealings with cattle producers and intends to vigorously defend this case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On August 8, 2000, the Company was served with a complaint filed in the U.S. District Court for the District of Arizona styled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Alcon Laboratories, et al., CIV00-0661 PHX PGR. The plaintiff sued the Company, along with approximately 100 other defendants in the food, beverage, drug, cosmetic and tobacco industries, claiming that the defendants infringed various patents held by the Foundation. The alleged patent infringement is based on the defendants' alleged use of the Foundation's automatic identification patents that relate to the use of bar coding and/or the Foundation's patents that relate to machine vision. The Foundation seeks treble damages for the defendants' alleged infringement. The case is currently stayed pending the resolution of related litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On September 12, 2002, 82 individual plaintiffs filed Michael Archer, et al. v. Tyson Foods, Inc. and The Pork Group, Inc., CIV 2002-497, in the Circuit Court of Pope County, Arkansas. On August 18, 2002, the Company announced a restructuring of its live swine operations which, among other things, will result in the discontinuance of relationships with 132 contract hog producers, including the plaintiffs. In their complaint, the plaintiffs allege that the Company committed fraud and should be promissorily estopped from terminating the parties' relationship. The plaintiffs seek compensatory and punitive damages in an unspecified amount. The Company has filed a motion to Stay All Proceedings and Compel Arbitration. The plaintiffs have responded to the Motion to Compel. Discovery has not begun. The Company intends to vigorously defend these claims; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

The Company is pursuing various antitrust claims relating to vitamins, methionine and choline. In the third quarter of 2002 the Company received approximately $30 million in partial settlement of these claims. The Company has received, or expects to receive under signed settlement arrangements, further settlements of approximately $26 million in the first quarter of 2003. Additional settlements are anticipated. Amounts received for these claims are recorded as income only upon receipt of settlement proceeds.

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

EXECUTIVE OFFICERS OF THE COMPANY

Officers of the Company serve one year terms from the date of their election, or until their successors are appointed and qualified. The name, title, age and year of initial election to executive office of the Company's executive officers are listed below:

Name	Title	Age	Year Elected

John Tyson	Chairman of the Board of Directors and Chief Executive Officer	49	1984
Richard L. Bond	Co-Chief Operating Officer and Group President, Fresh Meats and Retail	54	2001
Greg Lee	Co-Chief Operating Officer and Group President, Food Service and International	55	1993
Les Baledge	Executive Vice President and General Counsel	45	1999
Steven Hankins	Executive Vice President and Chief Financial Officer	44	1997
Eugene D. Leman	Senior Group Vice President, Fresh Meats	60	2001
Dennis Leatherby	Senior Vice President, Finance and Treasurer	42	1990
Rodney S. Pless	Senior Vice President, Controller and Chief Accounting Officer	41	2000

No family relationships exist among the above officers. Mr. John Tyson was appointed Chairman of the Board of Directors and Chief Executive Officer in 2001 after serving as Chairman of the Board of Directors, President and Chief Executive Officer since 2000, Chairman of the Board of Directors since 1998, Vice Chairman of the Board of Directors since 1997 and President, Beef and Pork Division since 1993. Mr. Bond was appointed Co-Chief Operating Officer and Group President, Fresh Meats and Retail in 2001 after serving as President and Chief Operating Officer of IBP from March 1997 until the merger of IBP into a wholly owned subsidiary of the Company on September 28, 2001, and as President, IBP Fresh Meats from 1995 to 1997. Mr. Lee was appointed Co-Chief Operating Officer and Group President, Food Service and International in 2001 after serving as Chief Operating Officer since 1999, as President of the Foodservice Group since 1998 and Executive Vice President, Sales, Marketing and Technical Services since 1995. Mr. Baledge was appointed Executive Vice President and General Counsel in 2000 after serving as Executive Vice President and Associate General Counsel since 1999 upon joining Tyson. Prior to joining Tyson, Mr. Baledge was of counsel to the law firm of Kutak Rock LLP and a partner with the Rose Law Firm. Mr. Hankins was appointed Executive Vice President and Chief Financial Officer in 1998 after serving as Senior Vice President, Financial Planning and Shared Services since 1997 and Vice President, Management Information Systems since 1993. Mr. Leman was appointed Senior Group Vice President, Fresh Meats in 2001 after serving as IBP's President of Fresh Meats since 1997 until the merger of IBP into a wholly owned subsidiary of the Company on September 28, 2001, and as President of IBP's Allied Group since 1995. Mr. Leatherby was appointed Senior Vice President, Finance and Treasurer in 1998 after serving as Vice President and Treasurer since 1997 and Treasurer since 1994. Mr. Pless was elected Senior Vice President, Controller and Chief Accounting Officer in 2001 after serving as Vice President, Controller and Chief Accounting Officer since 2000. Prior to joining Tyson, Mr. Pless was Vice President, Controller and Chief Accounting Officer for TransMontaigne.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company currently has issued and outstanding two classes of capital stock, Class A Common Stock (Class A stock) and Class B Common Stock (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. On October 31, 2002, there were approximately 41,000 holders of record of the Company's Class A stock and 17 holders of record of the Company's Class B stock, excluding holders in the security position listings held by nominees.

DIVIDENDS

Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. The Company has paid uninterrupted quarterly dividends on its common stock each year since 1977. The annual dividend rate for Class A stock is $0.16 per share and the annual dividend rate for Class B stock is $0.144 per share.

MARKET INFORMATION

The Class A stock is traded on the New York Stock Exchange under the symbol "TSN." No public trading market currently exists for the Class B stock. The high and low sales prices of the Company's Class A stock for each quarter of fiscal 2002 and 2001 are represented in the table below.

	Fiscal Year 2002		Fiscal Year 2001
	High	Low	High	Low
First Quarter	12.13	8.75	14.19	9.62
Second Quarter	13.05	11.28	13.80	10.70
Third Quarter	15.56	12.20	13.90	8.69
Fourth Quarter	15.18	10.06	10.71	8.35

ITEM 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY
in millions, except per share and ratio data

	2002	2001	2000	1999	1998	1997

Summary of Operations
Sales	$23,367	$10,563	$7,268	$7,621	$7,414	$6,356
Cost of sales	21,550	9,660	6,453	6,470	6,260	5,318
Gross profit	1,817	903	815	1,151	1,154	1,038
Operating income	887	316	349	487	204	400
Interest expense	305	144	116	124	139	110
Provision for income taxes	210	58	83	129	46	144
Net income (loss)	$383	$88	$151	$230	$25	$186
Year end shares outstanding	353	349	225	229	231	213
Diluted average shares outstanding	355	222	226	231	228	218
Diluted earnings (loss) per share	$1.08	$0.40	$0.67	$1.00	$0.11	$0.85
Basic earnings (loss) per share	1.10	0.40	0.67	1.00	0.11	0.86
Dividends per share:
Class A	0.160	0.160	0.160	0.115	0.100	0.095
Class B	0.144	0.144	0.144	0.104	0.090	0.086
Depreciation and amortization	$467	$335	$294	$291	$276	$230

Balance Sheet Data
Capital expenditures	$433	$261	$196	$363	$310	$291
Total assets	10,372	10,632	4,841	5,083	5,242	4,411
Net property, plant and equipment	4,038	4,085	2,141	2,185	2,257	1,925
Total debt	3,987	4,776	1,542	1,804	2,129	1,690
Shareholders' equity	$3,662	$3,354	$2,175	$2,128	$1,970	$1,621

Other Key Financial Measures
Return on sales	1.6%	0.8%	2.0%	3.0%	0.3%	2.9%
Annual sales growth (decline)	121.2%	45.3%	(4.6)%	2.8%	16.7%	(1.5)%
Gross margin	7.8%	8.5%	11.2%	15.1%	15.6%	16.3%
Return on beginning shareholders' equity	11.4%	4.0%	7.1%	11.7%	1.5%	12.1%
Effective tax rate	35.5%	35.4%	35.6%	34.9%	64.7%	43.6%
Total debt to capitalization	52.1%	58.7%	41.5%	45.9%	51.9%	51.0%
Book value per share	$10.37	$9.61	$9.67	$9.31	$8.53	$7.60
Closing stock price high	15.56	14.19	18.00	25.38	24.44	23.63
Closing stock price low	$8.75	$8.35	$8.56	$15.00	$16.50	$17.75

ELEVEN-YEAR FINANCIAL SUMMARY
in millions, except per share and ratio data

	1996	1995	1994	1993	1992

Summary of Operations
Sales	$6,454	$5,511	$5,110	$4,707	$4,169
Cost of sales	5,506	4,423	4,149	3,797	3,390
Gross profit	948	1,088	961	911	779
Operating income	269	472	195	376	332
Interest expense	133	115	86	73	77
Provision for income taxes	49	131	121	129	101
Net income (loss)	$87	$219	$(2)	$180	$161
Year end shares outstanding	217	217	218	221	206
Diluted average shares outstanding	218	218	222	223	208
Diluted earnings (loss) per share	$0.40	$1.01	$(0.01)	$0.81	$0.77
Basic earnings (loss) per share	0.40	1.01	(0.01)	0.82	0.78
Dividends per share:
Class A	0.080	0.053	0.047	0.027	0.027
Class B	0.072	0.044	0.039	0.022	0.022
Depreciation and amortization	$239	$205	$188	$177	$149

Balance Sheet Data
Capital expenditures	$214	$347	$232	$225	$108
Total assets	4,544	4,444	3,668	3,254	2,618
Net property, plant and equipment	1,869	2,014	1,610	1,435	1,142
Total debt	1,975	1,985	1,455	1,024	826
Shareholders' equity	$1,542	$1,468	$1,289	$1,361	$980

Other Key Financial Measures
Return on sales	1.4%	4.0%	0.0%	3.8%	3.9%
Annual sales growth (decline)	17.1%	7.9%	8.6%	12.9%	6.3%
Gross margin	14.7%	19.7%	18.8%	19.4%	18.7%
Return on beginning shareholders' equity	5.9%	17.0%	(0.2)%	18.4%	19.5%
Effective tax rate	37.0%	38.1%	101.8%	41.8%	38.5%
Total debt to capitalization	56.2%	57.5%	53.0%	42.9%	45.7%
Book value per share	$7.09	$6.76	$5.92	$6.16	$4.75
Closing stock price high	18.58	18.17	16.67	18.08	15.08
Closing stock price low	$13.83	$13.83	$12.50	$12.83	$10.17

Notes to Eleven-Year Financial Summary

1.

The results for 2002 include a $27 million pretax charge related to the identifiable intangible asset write-down of the Thomas E. Wilson brand, $26 million pretax charge for live swine restructuring charge, $22 million pretax gain related to the sale of Specialty Brands and $30 million pretax gain related to a vitamin antitrust litigation partial settlement.

2.	Certain costs for 2001 and 2000 have been reclassified as the result of the application of EITF 00-14 and EITF 00-25. See Note 1 to the Consolidated Financial Statements.
3.	The results for 2001 include $26 million in pretax charges for expenses related to the IBP acquisition, loss on sale of swine assets, and product recall losses.
4.

The results for 2000 include a $24 million pretax charge for bad debt writeoff related to the January 2000 bankruptcy filing of AmeriServe Food Distribution, Inc. and a $9 million pretax charge related to Tyson de Mexico losses.

5.	The results for 1999 include a $77 million pretax charge for loss on sale of assets and impairment write-downs.
6.

Significant business combinations accounted for as purchases: IBP, inc., Hudson Foods, Inc. and Arctic Alaska Fisheries Corporation in August 2001 and September 2001, January 1998 and October 1992, respectively. See Note 2 to the Consolidated Financial Statements for acquisitions during the three-year period ended September 28, 2002.

7.	The results for 1998 include a $215 million pretax charge for asset impairment and other charges.
8.	The results for 1997 include a $41 million pretax gain ($4 million after tax) from the sale of the beef division assets.
9.	The results for 1994 include a $214 million pretax charge ($205 million after tax) due to the write-down of certain long-lived assets of Arctic Alaska Fisheries Corporation.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
 Earnings for fiscal 2002 were $383 million or $1.08 per diluted share compared to $88 million or $0.40 per diluted share in fiscal 2001. Fiscal 2002 earnings were positively affected by the addition of IBP, inc.'s (IBP) beef, pork and prepared foods operations, improved performance of the chicken segment, a continued growth in value-added businesses, and reduced operating costs. Additionally, the Company recognized a gain from the sale of its Specialty Brands subsidiary and received a partial settlement related to ongoing antitrust vitamin litigation. Earnings were adversely affected by charges related to the discontinuation of the Thomas E. Wilson brand, from the restructuring of the Company's live swine operation, an increase in interest expense and decreases in the international markets which were influenced by import restrictions and political pressures.

On August 3, 2001, the Company acquired 50.1% ownership of IBP and acquired the remaining 49.9% on September 28, 2001. Accordingly, fiscal 2002 earnings include 52 weeks of IBP's results of operations, while fiscal 2001 fourth quarter and 12 months results include 50.1% of IBP's results for the nine weeks ended September 29, 2001. This information should be considered when comparing to previous years' results of operations.

The Company's accounting cycle resulted in a 52-week year for fiscal years 2002, 2001 and 2000.

In accordance with the provisions issued in Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived assets are no longer amortized. The effect on current year results was an increase of approximately 20 cents per diluted share.

In accordance with the guidance provided in Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," beginning in the first quarter of fiscal 2002, the Company classifies the costs associated with sales incentives provided to retailers and payments such as slotting fees and cooperative advertising to vendors as a reduction in sales. These costs were previously included in selling, general and administrative expense. These reclassifications resulted in a reduction to sales and selling, general and administrative expense of approximately $188 million and $142 million for fiscal years 2001 and 2000, respectively, and had no impact on reported income before income taxes and minority interest, net income, or earnings per share amounts.

2002 vs. 2001

Certain reclassifications have been made to prior periods to conform to current presentations.

Sales increased 121.2%, with a 98.9% increase in volume and an 11.2% increase in price. The increase in sales volume and price is primarily due to the inclusion of IBP's sales in fiscal 2002. Despite lower commodity prices, sales prices increased due to product mix changes as the Company continues to grow its value-added businesses.

Cost of sales increased 123.1%, primarily due to the inclusion of IBP's cost of sales in fiscal 2002. As a percent of sales, cost of sales was 92.2% for 2002 compared to 91.5% for 2001.

Operating expenses increased 58.4%, primarily due to the inclusion of IBP's operations in fiscal 2002. Also included in operating expenses are $53 million in charges related to the discontinuation of the Thomas E. Wilson brand and the restructuring of the Company's live swine operation. As a percent of sales, operating expenses were 4.0% for 2002 compared to 5.6% in 2001. In its effort to integrate, restructure and reorganize, the Company improved efficiencies and lowered plant operating costs. These costs were also reduced through other cost-containment efforts and improved sales expense management.

Interest expense increased 111.8% compared to 2001. As a percent of sales, interest expense was 1.3% compared to 1.4% for 2001. The Company's average indebtedness increased by 109.7% over the same period last year due to debt incurred to purchase IBP. The Company's short-term interest rates decreased to 3.3% in fiscal 2002 as compared to 5.1% in fiscal 2001. The net average effective interest rate on total debt was 7.0% for 2002 compared to 6.9% for 2001.

Other income increased in the current year due to a gain of $22 million from the sale of the Specialty Brands, Inc. subsidiary.

The effective tax rate was 35.5% in 2002 compared to 35.4% in 2001. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (FAS 142), at the beginning of 2002. Under FAS 142 the Company no longer amortized goodwill which resulted in a decrease in the effective tax rate for 2002, offset primarily by a reduction in the foreign sales benefit.

Segment Information

Tyson Foods operates in five business segments: Beef, Chicken, Pork, Prepared Foods and Other. The Company measures segment profit as operating income. For the periods ending September 28, 2002, and September 29, 2001, the following information includes 100% of IBP results for 52 weeks and nine weeks, respectively. Information on segments is as follows.

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

Pork segment represents the Company's live swine group, hog slaughter and fabrication operations, case-ready products and related allied product processing activities. The Pork segment markets its products to food retailers, distributors, wholesalers, restaurants and hotel chains and other food processors in domestic and international markets. It also sells allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork processors and producers.

Prepared Foods segment includes the Company's operations that manufacture and market frozen and refrigerated food products. Products include pepperoni, beef and pork toppings, pizza crusts, flour and corn tortilla products, appetizers, hors d'oeuvres, desserts, prepared meals, ethnic foods, soups, sauces, side dishes, specialty pasta and meat dishes as well as branded and processed meats.

Other segment includes the logistics group and other corporate groups not identified with specific protein groups.

Sales by Segment		in millions

	2002	2001	Change

Beef	$10,488	$2,027	$8,461
Chicken	7,222	7,057	165
Pork	2,503	619	1,884
Prepared Foods	3,072	818	2,254
Other	82	42	40

Total	$23,367	$10,563	$12,804

Operating Income (Loss) by Segment		in millions

	2002	2001	Change

Beef	$220	$32	$188
Chicken	428	250	178
Pork	25	27	(2)
Prepared Foods	158	15	143
Other	56	(8)	64

Total	$887	$316	$571

Beef segment sales were $10.5 billion, including beef case-ready sales of $689 million and international beef sales of $1.4 billion. Beef segment operating income totaled $220 million. The beef segment resulted from the acquisition of IBP in the fourth quarter of fiscal 2001.

Chicken segment sales increased $165 million or 2.3% from the same period last year, with a 1.1% increase in average sale prices and a 1.2% increase in volume. Foodservice chicken sales increased 4.9%, retail chicken sales increased 2.0% and international chicken sales decreased 6.3%. In fiscal 2002, the Company's Mexican subsidiary sales increased 36.1% from the same period last year due to the acquisition of a production facility in Mexico in the third quarter of 2001. This increase was more than offset by decreases in other international sales demand as markets continue to be impacted by import restrictions and political pressures primarily in Russia and China. Operating income for Chicken increased $178 million from the same period last year primarily due to decreases in live and production costs along with improvements in price and growth in value added product mix. Additionally, prior year costs were negatively impacted by weather related effects and higher grain and energy costs.

Pork segment sales including IBP's pork processing revenues were $2.5 billion compared to $619 million for the same period last year, including current year pork case-ready sales of $212 million and international pork sales of $248 million. Pork segment operating income decreased $2 million from the same period last year. Sales and operating income were positively affected by the inclusion of the IBP pork processing results in fiscal 2002. However both were impacted by the negative results of the live swine operation. Operating income was also affected by the restructuring charge related to the Company's live swine operation of approximately $26 million in the fourth quarter of fiscal 2002.

Prepared Foods segment sales increased $2.3 billion from the same period last year. The prepared foods segment operating income increased $143 million from the same period last year. The increase in both sales and operating income is primarily due to the inclusion of IBP results. Operating income was also influenced by lower and more stable raw material prices and improvement in product mix. These increases were partially offset by the Thomas E. Wilson write-down adjustment of $27 million related to the discontinuation of the brand.

Other segment operating income increased $64 million primarily due to the partial settlement of approximately $30 million received in the third quarter of fiscal 2002 related to ongoing vitamin antitrust litigation combined with prior year IBP merger related expenses of $19 million.

ACQUISITIONS
 In August 2001, the Company acquired 50.1% of IBP by paying approximately $1.7 billion in cash. In September 2001, the Company issued approximately 129 million shares of Class A stock, with a fair value of approximately $1.2 billion, to acquire the remaining IBP shares, and assumed approximately $1.7 billion of IBP debt. The total acquisition cost of approximately $4.6 billion was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." Accordingly, the tangible and identifiable intangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price recorded as goodwill. The allocation of the purchase price has been completed.

In May 2002, the Company acquired the assets of Millard Processing Services, a bacon processing operation, for approximately $73 million in cash. The acquisition has been accounted for as a purchase and goodwill of approximately $14 million has been recorded.

DISPOSITION
 In September 2002, the Company completed the sale of its Specialty Brands, Inc. subsidiary. The subsidiary had been acquired with the IBP acquisition and its results of operations were included in the Company's prepared foods segment. The Company received cash proceeds of approximately $131 million which were used to reduce indebtedness and recognized a pretax gain of $22 million. Specialty Brand, Inc.'s sales and operating income for the year ended September 28, 2002, were $244 million and $2 million respectively.

2001 vs. 2000

Certain reclassifications have been made to prior periods to conform to current presentations.

Sales increased 45.3%, with a 29.8% increase in volume and a 12.0% increase in price. The increase in sales is primarily due to the inclusion of nine weeks of IBP's sales in 2001. Comparable sales increased 3.4% on a volume increase of 1.1%. Breast meat commodity market prices were pressured by an oversupply of chicken for much of the fiscal year causing an adverse effect on the average sales prices and margins of many of the Company's core value-added products. During the fourth quarter of 2001, the Company experienced improved pricing of value-added products and seasonal price increases.

Cost of sales increased 49.7%, primarily due to the added cost of sales for nine weeks of IBP's operations. As a percent of sales, cost of sales was 91.5% for 2001 compared to 88.8% for 2000. Excluding IBP, comparable cost of sales as a percent of sales was 90.0%. The increase in comparable cost of sales, as a percent of sales, was primarily due to weather-related effects combined with higher grain and energy costs, lower market prices and product mix changes.

Operating expenses increased 26.0%, primarily due to the inclusion of nine weeks of IBP's operations in 2001. As a percent of sales, operating expenses were 5.6% for 2001 compared to 6.4% in 2000. Excluding IBP, comparable operating expenses as a percent of sales were 8.1% for 2001. The increase is primarily due to an increase in sales promotional expenses and litigation costs related to the acquisition of IBP and ongoing employee practice matters. Included in the 2000 operating expenses was $24 million in bad debt reserve resulting from the bankruptcy filing by AmeriServe Food Distribution, Inc. (AmeriServe).

Interest expense increased 24.1% compared to 2000. As a percent of sales, interest expense was 1.4% compared to 1.6% for 2000. The Company's average indebtedness increased by 24.3% over the 2000 amount as a result of the IBP acquisition. The Company's short-term interest rates were slightly lower than the same period last year, and the net average effective interest rate on total debt was 6.9% for 2001 and 2000.

The effective tax rate was 35.4% in 2001 compared to 35.6% in 2000.

Segment Information

The following information includes nine weeks results for the period ending September 29, 2001, related to the IBP acquisition, stated prior to adjustments for minority interest.

Sales by Segment		in millions

	2001	2000	Change

Beef	$2,027	$-	$2,027
Chicken	7,057	6,767	290
Pork	619	157	462
Prepared Foods	818	292	526
Other	42	52	(10)

Total	$10,563	$7,268	$3,295

Operating Income (Loss) by Segment	in millions

	2001	2000	Change

Beef	$32	$-	$32
Chicken	250	316	(66)
Pork	27	23	4
Prepared Foods	15	7	8
Other	(8)	3	(11)

Total	$316	$349	$(33)

Beef segment sales, which include only the nine weeks of IBP results, were $2 billion, including case-ready sales of $116 million. Beef segment operating income totaled $32 million. Beef sales and operating income are derived solely from the operations acquired from IBP, and as such have no comparative data since the Company did not have a beef group prior to the IBP acquisition.

Chicken segment sales increased $290 million or 4.3% compared to 2000, with a 3.2% increase in average sales prices and a 1.0% increase in volume. Foodservice channel sales increased 1.0%, retail channel sales increased 1.2% and international channel sales including Tyson de Mexico increased 26.9%. Operating income for chicken decreased $66 million or 20.9% from 2000 primarily due to increased production costs and sales promotional expenses which more than offset increases in bulk leg quarter prices and certain other products.

Pork segment sales were $619 million compared to $157 million last year, with current year case-ready sales of $43 million. Pork segment operating profit increased $4 million from the same period last year. The increase in both pork segment sales and operating income is primarily due to the inclusion of nine weeks results for IBP.

Prepared Foods segment sales totaled $818 million compared to $292 million last year. The prepared foods segment operating income increased $8 million from the same period last year. The increase in both the prepared foods segment sales and segment operating income is primarily due to the inclusion of nine weeks results related to IBP.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations continues to be the Company's primary source of funds to finance operating requirements and capital expenditures. In 2002, net cash of $1,174 million was provided by operating activities, an increase of $663 million from 2001. The primary sources of the change are increases in net income of $295 million, depreciation and amortization of $132 million, and working capital of $165 million. The Company's foreseeable cash needs for operations and capital expenditures are expected to continue to be met through cash flows provided by operating activities Additionally at September 28, 2002, the Company had borrowing capacity of $1.5 billion consisting of $806 million available under its $1 billion unsecured revolving credit agreements and $675 million under its $750 million accounts receivable securitization. At September 28, 2002, the Company had construction projects in progress that will require approximately $137 million to complete.

Cash Provided by Operating Activities	in millions

	2002	2001	2000

	$1,174	$511	$587

Total debt at September 28, 2002, was $3,987 million, a decrease of approximately $789 million from September 29, 2001. The Company has unsecured revolving credit agreements totaling $1 billion that support the Company's commercial paper program. These $1 billion in facilities consist of $200 million that expires in June 2003, $300 million that expires in June 2005 and $500 million that expires in September 2006. At September 28, 2002, there were no borrowings outstanding under these facilities. Additional outstanding debt at September 28, 2002, consisted of $3.6 billion of debt securities, $75 million issued under accounts receivable securitization debt, $24 million of commercial paper and other indebtedness of $281 million.

Total Capitalization	in millions

	2002	2001	2000

Debt	$3,987	$4,776	$1,542
Equity	3,662	3,354	2,175

The revolving credit agreement, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company is in compliance with these covenants at fiscal year end.

In October 2001, the Company refinanced $2.3 billion outstanding under a bridge financing facility through the issuance of $2.25 billion of notes offered in three tranches consisting of $500 million of 6.625% notes due October 2004, $750 million of 7.25% notes due October 2006 and $1 billion of 8.25% notes due October 2011.

In October 2001, the Company entered into a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of the Company's accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly owned consolidated subsidiary of the Company. TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to TRC's equity holders.

RECENTLY ISSUED ACCOUNTING STANDARDS
 In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company elected to early adopt the provisions of SFAS 142 and discontinued the amortization of its goodwill balances and intangible assets with indefinite useful lives effective September 30, 2001. The Company assessed its goodwill for impairment upon adoption, and completed its required annual test for impairment in the fourth quarter of fiscal 2002. Neither impairment test indicated any impairment losses. Had the provisions of SFAS 142 been in effect during fiscal years 2001 and 2000, a reduction in amortization expense and an increase to net income of $30 million or $0.14 per diluted share and $29 million or $0.13 per diluted share respectively, would have been recorded.

In accordance with the guidance provided in Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," beginning in the first quarter of fiscal 2002, the Company classifies the costs associated with sales incentives provided to retailers and payments such as slotting fees and cooperative advertising to vendors as a reduction in sales. These costs were previously included in selling, general and administrative expense. These reclassifications resulted in a reduction to sales and selling, general and administrative expense of approximately $188 million and $142 million for fiscal years 2001 and 2000, respectively, and had no impact on reported income before income taxes and minority interest, net income, or earnings per share amounts.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires the Company to recognize the fair value of a liability associated with the cost the Company would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt this standard at the beginning of its fiscal 2003. The Company believes the adoption of SFAS No. 143 will not have a material impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of ABP Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The Company intends to adopt this standard at the beginning of its fiscal 2003. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on its financial position or results of operations.

CRITICAL ACCOUNTING ESTIMATES
 The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Company.

Financial instruments The Company uses derivative financial instruments to manage its exposure to various market risks, including certain livestock, interest rates and grain and feed costs. The Company may hold positions as economic hedges for which hedge accounting is not applied. See Item 7A. Quantitative and Qualitative Disclosure About Market Risks.

Contingent liabilities The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, cattle procurement, securities, environmental, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after considerable analysis of each individual issue. These reserves may change in the future due to changes in the Company's assumptions, the effectiveness of strategies, or other factors beyond the Company's control. See Note 20 to the Consolidated Financial Statements.

Accrued self insurance Insurance expense for casualty claims and employee-related health care benefits are estimated using historical experience and actuarial estimates. The assumptions used to arrive at periodic expenses are reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized. See Note 1 to the Consolidated Financial Statements.

Impairment of long-lived assets The Company is required to assess potential impairments to its long-lived assets, which is primarily property, plant and equipment. If impairment indicators are present, the Company must measure the fair value of the assets in accordance with SFAS 121 to determine if adjustments are to be recorded. See Note 1 to the Consolidated Financial Statements.

Goodwill and Intangible Asset Impairment In assessing the recoverability of the Company's goodwill and other intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, the Company may be required to record impairment charges not previously recorded. On September 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and was required to assess its goodwill for impairment issues upon adoption, and then at least annually thereafter. See Note 1 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

MARKET RISK
 Market risks relating to the Company's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates as well as credit risk concentrations. To address certain of these risks, the Company enters into various derivative transactions as described below. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument's change in fair value will be immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings. Additionally, the Company held certain positions, primarily in grain and livestock futures and options, for which it does not apply hedge accounting, but instead marks these positions to fair value through earnings at each reporting date.

In fiscal 2002, the Company changed its market risk disclosure type from a tabular presentation to a sensitivity analysis presentation. Due to the acquisition of IBP, the Company's commodity market risk became more diverse. As a result of a more complex risk profile, the Company believes a sensitivity analysis provides a clearer understanding of the risks associated with the Company's positions. The sensitivity analyses presented below are the measures of potential losses of fair value resulting from hypothetical changes in market prices related to commodities and hypothetical changes in exchange rates related to interest rates. Sensitivity analyses do not consider the actions management may take to mitigate the Company's exposure to changes, nor do they consider the effects that such hypothetical adverse changes may have on overall economic activity. Actual changes in market prices may differ from hypothetical changes.

Commodities Risk The Company is a purchaser of certain commodities, primarily corn, soybeans and livestock. The Company periodically uses commodity futures and options for hedging purposes to reduce the effect of changing commodity prices and as a mechanism to procure grains and livestock. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 28, 2002, and September 29, 2001, respectively, on fair value of open positions. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The underlying commodities hedged have a high inverse correlation to price changes of the derivative positions.

Effect of 10% change in fair value	dollars in millions

	2002	2001

Livestock:
Cattle	$12	$14
Hogs	5	3

Grain	$14	$4

Interest Rate Risk The Company has exposure to changes in interest rates on the company's fixed-rate, long-term debt. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates, and amounts to approximately $75 million at September 28, 2002. The fair values of the Company's long-term debt were estimated using discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

The Company hedges exposure to changes in interest rates on certain of its financial instruments. Under the terms of various leveraged equipment loans, the Company enters into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings. The maturity dates of these leveraged equipment loans range from 2005 to 2008 with interest rates ranging from 4.7% to 6.0%. Because of the positions taken with respect to these swap agreements an increase in interest rates would have a minimal effect on the fair value for fiscal years 2002 and 2001.

Foreign Currency Risk The Company also periodically enters into foreign exchange forward contracts to hedge some of its foreign currency exposure. The Company enters into forward contracts to hedge exposure to United States currency fluctuations inherent in its receivables and purchase commitments. The fair value of these contracts was not significant at September 28, 2002, and September 29, 2001. Foreign forward contracts generally have maturities or expirations not exceeding 12 months. A 10% change in the exchange rate of the currencies hedged would change the fair value of the contracts by $4 million at both September 28, 2002, and September 29, 2001.

Concentrations of Credit Risk The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At September 28, 2002, approximately 10.8% of the Company's total accounts receivable balance was due from one customer. No other single customer or customer group represents greater than 10% of total accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME
	in millions, except per share data

Three years ended September 28, 2002	2002	2001	2000

Sales	$23,367	$10,563	$7,268
Cost of Sales	21,550	9,660	6,453

	1,817	903	815
Operating Expenses:
Selling, general and administrative	877	587	466
Other charges	53	-	-

Operating Income	887	316	349
Other Expense (Income):
Interest	305	144	116
Other	(11)	7	(1)

	294	151	115

Income Before Income Taxes and Minority Interest	593	165	234
Provision for Income Taxes	210	58	83
Minority Interest	-	19	-

Net Income	$383	$88	$151

Weighted Average Shares Outstanding:
Basic	348	221	225
Diluted	355	222	226
Earnings Per Share:
Basic	$1.10	$0.40	$0.67
Diluted	$1.08	$0.40	$0.67

See accompanying notes

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS
	in millions, except per share data

September 28, 2002 and September 29, 2001	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$51	$70
Accounts receivable, net	1,101	1,199
Inventories	1,885	1,911
Other current assets	107	110

Total Current Assets	3,144	3,290
Net Property, Plant and Equipment	4,038	4,085
Goodwill	2,633	2,618
Other Assets	557	639

Total Assets	$10,372	$10,632

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$254	$760
Trade accounts payable	755	799
Other current liabilities	1,084	857

Total Current Liabilities	2,093	2,416
Long-Term Debt	3,733	4,016
Deferred Income Taxes	643	609
Other Liabilities	241	237
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: Issued 267 million shares in 2002 and 2001	27	27
Class B-authorized 900 million shares: Issued 102 million shares in 2002 and 103 million shares in 2001	10	10
Capital in excess of par value	1,879	1,920
Retained earnings	2,097	1,770
Accumulated other comprehensive loss	(49)	(35)

	3,964	3,692
Less treasury stock, at cost- 16 million shares in 2002 and 21 million shares in 2001	265	333
Less unamortized deferred compensation	37	5

Total Shareholders' Equity	3,662	3,354

Total Liabilities and Shareholders' Equity	$10,372	$10,632

See accompanying notes

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
		in millions

Three years ended September 28, 2002

	Common Stock
	Class A		Class B		Capital
					In Excess Of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings

Balance-October 2, 1999	138	$14	103	$10	$740	$1,599
Comprehensive Income:
Net income						151
Other comprehensive income (loss)
Currency translation adjustment
Total Comprehensive income
Purchase of Treasury Shares
Exercise of Options
Restricted Shares Issued					(5)
Dividends Paid						(35)
Amortization of Deferred Compensation

Balance-September 30, 2000	138	14	103	10	735	1,715
Comprehensive Income:
Net income						88
Other comprehensive income (loss) net of tax
of $(11) million
Cumulative effect of SFAS 133 adoption
Derivative loss recognized in cost of sales
Derivative unrealized loss
Unrealized gain on investments
Currency translation adjustment
Total Comprehensive income
Purchase of Treasury Shares
Restricted Shares Cancelled
Shares Issued in IBP Acquisition	129	13			1,185
Dividends Paid						(33)
Amortization of Deferred Compensation

Balance-September 29, 2001	267	27	103	10	1,920	1,770
Comprehensive Income:
Net income						383
Other comprehensive income (loss) net of tax
of $(5) million
Derivative loss recognized in cost of sales
Derivative unrealized loss
Unrealized gain on investments
Currency translation adjustment
Additional pension liability
Total Comprehensive income
Purchase of Treasury Shares
Restricted Shares Issued					(41)
Restricted Shares Cancelled					2
Dividends Paid						(56)
Amortization of Deferred Compensation
Other			(1)		(2)

Balance-September 28, 2002	267	$27	102	$10	$1,879	$2,097

See accompanying notes

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		in millions

Three years ended September 28, 2002

				Accumulated
	Treasury Stock		Unamortized	Other	Total
			Deferred	Comprehensive	Shareholders'
	Shares	Amount	Compensation	Income (Loss)	Equity

Balance-October 2, 1999	12	$(232)	$(2)	$(1)	$2,128
Comprehensive Income:
Net income					151
Other comprehensive income (loss)
Currency translation adjustment				(4)	(4)

Total Comprehensive income					147

Purchase of Treasury Shares	5	(69)			(69)
Exercise of Options		1			1
Restricted Shares Issued	(1)	16	(11)		-
Dividends Paid					(35)
Amortization of Deferred Compensation			3		3

Balance-September 30, 2000	16	(284)	(10)	(5)	2,175
Comprehensive Income:
Net income					88
Other comprehensive income (loss) net of tax
of $(11) million
Cumulative effect of SFAS 133 adoption				(6)	(6)
Derivative loss recognized in cost of sales				(5)	(5)
Derivative unrealized loss				(10)	(10)
Unrealized gain on investments				2	2
Currency translation adjustment				(11)	(11)

Total Comprehensive income					58

Purchase of Treasury Shares	5	(48)			(48)
Restricted Shares Cancelled		(1)			(1)
Shares Issued in IBP Acquisition					1,198
Dividends Paid					(33)
Amortization of Deferred Compensation			5		5

Balance-September 29, 2001	21	(333)	(5)	(35)	3,354
Net income					383
Other comprehensive income (loss) net of tax
of $(5) million
Derivative loss recognized in cost of sales				5	5
Derivative unrealized loss				(2)	(2)
Unrealized gain on investments				(2)	(2)
Currency translation adjustment				(7)	(7)
Additional pension liability				(8)	(8)

Total Comprehensive income					369

Purchase of Treasury Shares	1	(19)			(19)
Restricted Shares Issued	(6)	90	(50)		(1)
Restricted Shares Cancelled		(3)	3		2
Dividends Paid					(56)
Amortization of Deferred Compensation			15		15
Other					(2)

Balance-September 28, 2002	16	$(265)	$(37)	$(49)	$3,662

See accompanying notes

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
in millions

Three years ended September 28, 2002	2002	2001	2000

Cash Flows From Operating Activities:
Net income	$383	$88	$151
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation	431	294	257
Amortization	36	41	37
Write-down of intangible asset	27	-	-
Gain on sale of subsidiary	(22)	-	-
Deferred taxes	22	(47)	47
Other	16	19	29
(Increase) decrease in accounts receivable	48	(43)	57
(Increase) decrease in inventories	(4)	(15)	84
Increase (decrease) in trade accounts payable	(30)	89	(46)
Net change in other current assets and liabilities	267	85	(29)

Cash Provided by Operating Activities	1,174	511	587

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(433)	(261)	(196)
Proceeds from sale of assets	14	33	4
Proceeds from sale of subsidiary	131	-	-
Net cash paid for IBP acquisition	-	(1,670)	-
Acquisitions of property, plant and equipment	(73)	(33)	-
Purchase of Tyson de Mexico minority interest	-	(19)	-
Net change in investment in commercial paper	94	(23)	(2)
Net change in other assets and liabilities	(61)	(45)	(12)

Cash Used for Investing Activities	(328)	(2,018)	(206)

Cash Flows From Financing Activities:
Net change in debt	(789)	1,584	(263)
Purchase of treasury shares	(19)	(48)	(69)
Proceeds from exercise of IBP stock options	-	34	-
Dividends and other	(58)	(35)	(34)

Cash Provided by (Used for) Financing Activities	(866)	1,535	(366)

Effect of Exchange Rate Change on Cash	1	(1)	(2)

Increase (Decrease) in Cash and Cash Equivalents	(19)	27	13
Cash and Cash Equivalents at Beginning of Year	70	43	30

Cash and Cash Equivalents at End of Year	$51	$70	$43

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Tyson Foods, Inc., founded in 1935 with headquarters in Springdale, Arkansas, is the world's largest processor and marketer of beef, chicken and pork. Tyson Foods produces a wide variety of brand name protein-based and prepared food products marketed in the United States and more than 80 countries around the world. Tyson Foods is the recognized market leader in the retail and foodservice markets it serves. The Company has approximately 120,000 team members and 300 facilities and offices in 29 states and 22 countries.

Consolidation: The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company utilizes a 52- or 53-week accounting period that ends on the Saturday closest to September 30.

Reclassifications: Certain reclassifications have been made to prior periods to conform to current presentations.

Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative cash balances. Checks outstanding in excess of related cash balances totaling approximately $292 million at September 28, 2002, and $265 million at September 29, 2001, are included in trade accounts payable and accrued salaries, wages and benefits.

Inventories: Processed products, livestock (excluding breeders) and supplies and other are valued at the lower of cost (first-in, first-out) or market. Breeders are stated at cost less amortization. Livestock includes live cattle, live chicken and live swine. Live chicken consists of broilers and breeders.

Total inventory consists of:
		in millions

	2002	2001

Processed products	$1,112	$1,095
Livestock	505	561
Supplies and other	268	255

Total inventory	$1,885	$1,911

Depreciation: Depreciation is provided primarily by the straight-line method using estimated lives for buildings and leasehold improvements of 10 to 39 years, machinery and equipment of three to 12 years and other of three to 20 years.

Long-lived assets: The Company reviews the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. The Company measures impairment using discounted cash flows of future operating results based upon a rate that corresponds to the Company's cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Goodwill: Goodwill and indefinite lived intangible assets are recorded at fair values and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. For fiscal years 2001 and 2000, goodwill arising prior to the IBP transaction has been amortized on a straight-line basis over periods ranging from 15 to 40 years. At September 28, 2002, and September 29, 2001, the accumulated amortization of goodwill was $286 million.

Amount of goodwill by segment at September 28, 2002, and September 29, 2001, was as follows:

		in millions

	2002	2001

Beef	$1,306	$1,306
Chicken	917	916
Pork	350	350
Prepared Foods	60	46

Total	$2,633	$2,618

The increase in goodwill in the prepared foods segment results from the acquisition of the assets of Millard Processing Services.

Goodwill has been allocated to reporting units based on fair value of identifiable assets. This goodwill is not deductible for income tax purposes.

Accrued self insurance Insurance expense for casualty claims and employee-related health care benefits are estimated using historical experience and actuarial estimates.

Capital Stock: Holders of Class B common stock (Class B stock) may convert such stock into Class A common stock (Class A stock) on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. The Company pays quarterly cash dividends to Class A and Class B shareholders. The Company paid Class A dividends per share of $0.16 and Class B dividends per share of $0.144 in fiscal years 2002, 2001 and 2000.

Stock-Based Compensation: Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per share impacts are provided as if the fair value method had been applied.

Financial Instruments: Periodically, the Company uses derivative financial instruments to reduce its exposure to various market risks. The Company does not regularly engage in speculative transactions, nor does the Company regularly hold or issue financial instruments for trading purposes. However, the Company does periodically hold positions as economic hedges for which hedge accounting is not applied. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of an instrument's change in fair value will be immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings. The Company generally does not hedge anticipated transactions beyond 12 months.

Revenue Recognition: The Company recognizes revenue from product sales upon delivery to customers.

Freight Expense: Freight expense associated with products shipped to customers is recognized in cost of products sold.

Advertising and Promotion Expenses: Advertising and promotion expenses are charged to operations in the period incurred. Advertising and promotion expenses for fiscal 2002, 2001 and 2000 were $396 million, $337 million and $280 million, respectively.

Minority Interest: The results of operations of IBP for the nine weeks ended September 29, 2001, are included in the Company's consolidated results of operations. Minority interest primarily consists of the 49.9% of IBP that was acquired on September 28, 2001.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company elected to early adopt the provisions of SFAS 142 and discontinued the amortization of its goodwill balances and intangible assets with indefinite useful lives effective September 30, 2001. The Company assessed its goodwill for impairment upon adoption, and completed its required annual test for impairment in the fourth quarter of fiscal 2002. Neither impairment test indicated any impairment losses. Had the provisions of SFAS 142 been in effect during fiscal years 2001 and 2000, a reduction in amortization expense and an increase to net income of $30 million or $0.14 per diluted share and $29 million or $0.13 per diluted share respectively, would have been recorded.

In accordance with the guidance provided in Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," beginning in the first quarter of fiscal 2002, the Company classifies the costs associated with sales incentives provided to retailers and payments such as slotting fees and cooperative advertising to vendors as a reduction in sales. These costs were previously included in selling, general and administrative expense. These reclassifications resulted in a reduction to sales and selling, general and administrative expense of approximately $188 million and $142 million for fiscal years 2001 and 2000, respectively, and had no impact on reported income before income taxes and minority interest, net income, or earnings per share amounts.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires the Company to recognize the fair value of a liability associated with the cost the Company would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The standard is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt this standard at the beginning of its fiscal 2003. The Company believes the adoption of SFAS No. 143 will not have a material impact on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of ABP Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The Company intends to adopt this standard at the beginning of its fiscal 2003. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on its financial position or results of operations.

NOTE 2: ACQUISITION

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

The transaction was accounted for using the purchase method of accounting required by SFAS 141. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by SFAS 142. The allocation of the purchase price to specific assets and liabilities was based, in part, upon an outside appraisal of IBP's long-lived assets. The allocation of the purchase price has been completed.

Fair value of assets acquired and liabilities assumed at August 3, 2001:

in millions

Cash and cash equivalents	$37
Accounts receivable	641
Inventories	937
Other current assets	112
Property, plant and equipment	1,968
Goodwill	1,692
Other assets	385

Total Assets	$5,772

Accounts payable and accruals	$836
Other liabilities	227
Long-term debt	1,651
Deferred income taxes	221
Shareholders' Equity	2,837

Total Liabilities and Shareholders' Equity	$5,772

Identifiable intangible assets of $242 million consist of trademarks of $138 million, patents of $87 million and $17 million of supply contracts (all of which are included in other assets). The amounts associated with trademarks are not subject to amortization as management believes their useful lives to be indefinite. The amounts associated with patents and supply contracts are being amortized over 15 and five years, respectively.

In August 2001, the company completed the financing for the acquisition of IBP by entering into two bridge revolving credit facilities consisting of a senior unsecured bridge credit agreement which provided for aggregate borrowings up to $2.5 billion (the Bridge Facility) and a senior unsecured receivables bridge credit agreement which provided for aggregate borrowings up to $350 million (the Receivables Bridge Facility). Subsequent to September 29, 2001, the Company refinanced both facilities.

The pro forma unaudited results of operations for the years ended September 29, 2001, and September 30, 2000, assuming the purchase of IBP had been consummated as of October 1, 1999, follows. Pro forma adjustments have been made to reflect additional interest from debt associated with the acquisition and additional common shares issued.

in millions, except per share data

	2001	2000
	Pro Forma	Pro Forma

Sales	$24,975	$24,085
Net income before extraordinary items	82	314
Net income	82	297
Earnings per share before extraordinary items:
Basic	0.24	0.89
Diluted	0.24	0.89
Earnings per share:
Basic	0.23	0.84
Diluted	0.23	0.84

The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of fiscal 2000, or the results that may occur in the future.

In May 2001, the Company increased its ownership in Tyson de Mexico, S.A. de C.V. (TdM) by acquiring common shares of TdM from existing minority shareholders for cash and by a non-cash transaction whereby TdM exchanged minority shareholders' common stock for $45 million of TdM redeemable preferred stock with an 8% coupon. In September 2001, the Company acquired the remaining common shares of TdM held by minority shareholders. Upon completion of these transactions, the Company now owns 100% of the common shares of TdM. The Company has entered into a call agreement with the holders of converted TdM redeemable preferred stock which allows the Company to purchase the converted redeemable preferred stock over 5 years. Additionally, in May 2001, TdM purchased the poultry assets of Nochistongo S.P.R. de R.L., a fully integrated broiler production operation that markets products under the "Kory" brand. The purchase price of both transactions was allocated based upon the estimated fair market values at the date of purchase. As of September 28, 2002, the Company had purchased $11 million of the convertible redeemable preferred stock.

In May 2002, the Company acquired Millard Processing Services, a bacon processing operation, for approximately $73 million in cash. The acquisition has been accounted for as a purchase and goodwill of approximately $14 million has been recorded.

NOTE 3: DISPOSITION

In September 2002, the Company completed the sale of its Specialty Brands, Inc. subsidiary. The subsidiary had been acquired with the IBP acquisition and its results of operations were included in the Company's prepared foods segment. The Company received cash proceeds of approximately $131 million, which were used to reduce indebtedness, and recognized a pretax gain of $22 million which is included in other income on the consolidated statement of income.

NOTE 4: OTHER CHARGES

In August 2002, the Company announced its decision to restructure the live swine operation. The restructuring will result in the closure of company-owned and leased feeder pig finishing farms in Arkansas and eastern Oklahoma. The Company will retain a limited number of breeding operations in Oklahoma and northwest Arkansas as well as some feeder pig finishing operations in north central Missouri. As a result of this decision, the Company recorded a live swine restructuring accrual of $26 million in the fourth quarter of fiscal 2002. This amount is reflected in the pork segment as a reduction to operating income and included on the consolidated statement of income in other charges.

In August 2002, the Company made the decision to capitalize on the strong recognition of the Tyson brand by expanding the Tyson brand to beef and pork. Thus, in the fourth quarter of fiscal 2002 the Company recorded a write-down of $27 million related to the discontinuation of the Thomas E. Wilson brand. This amount is reflected in the prepared foods segment as a reduction to operating income and included on the consolidated statement of income in other charges.

NOTE 5: ALLOWANCE FOR DOUBTFUL ACCOUNTS

At September 28, 2002, and September 29, 2001, the allowance for doubtful accounts was $26 million and $27 million, respectively. In fiscal 2000, AmeriServe Food Distribution, Inc. (AmeriServe), a significant distributor of products to fast food and casual dining restaurant chains, filed for reorganization in Delaware under Chapter 11 of the Federal Bankruptcy Code. The Company is a major supplier to several AmeriServe customers. In the second quarter of fiscal 2000, the Company recorded a $24 million bad debt reserve to fully reserve the AmeriServe receivable.

NOTE 6: FINANCIAL INSTRUMENTS

In October 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) as amended. This statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings.

The adoption of SFAS 133 in October 2000, resulted in a cumulative effect of approximately $6 million after-tax ($9 million pre-tax) being charged to other comprehensive income (loss).

At September 28, 2002, and September 29, 2001, the Company had derivative related balances totaling $1 million and $5 million recorded in other current assets and $19 million and $20 million recorded in other current liabilities, respectively.

Cash flow hedges: The Company uses derivatives to moderate the financial and commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. The Company also enters into interest rate swap agreements to adjust the proportion of total long-term debt and leveraged equipment loans that are subject to variable interest rates. Under these interest rate swaps, the Company agrees to pay a fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. These interest rate swaps are considered to be a hedge against changes in the amount of future cash flows associated with the Company's variable rate interest payments.

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for commodity hedges when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. No ineffectiveness was recognized on cash flow hedges during fiscal 2002 or 2001. The Company expects that the after tax losses, net of gains, totaling approximately $2 million recorded in other comprehensive income (loss) at September 28, 2002, related to cash flow hedges, will be recognized within the next 12 months. The Company generally does not hedge cash flows related to commodities beyond 12 months.

Fair value hedges: The Company designates certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter. The Company also enters into foreign currency forward contracts to hedge changes in fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness recorded related to the Company's fair value hedges was not significant during fiscal 2002 or 2001.

Undesignated positions: The Company holds certain commodity futures contracts in the regular course of business to manage its exposure against commodity price fluctuations on anticipated purchases of raw materials and anticipated sales of finished inventories. The contracts are generally for short durations of less than one year. Although these instruments are economic hedges, the Company does not designate these contracts as hedges for accounting purposes. As a result, the Company marks these contracts to market and recognizes the change through earnings. At September 28, 2002, and September 29, 2001, these contracts had a fair value liability of $11 million recorded on the consolidated balance sheet.

Fair Values of Financial Instruments:	in millions

	2002	2001

Commodity derivative positions	$(12)	$(8)
Interest-rate derivative positions	(6)	(6)
Foreign currency derivative positions	-	(1)
Total debt	$4,397	$4,740

Fair values are based on quoted market prices or published forward interest rate curves. All other financial instruments' fair values approximate recorded values at September 28, 2002, and September 29, 2001.

Concentrations of Credit Risk: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At September 28, 2002, approximately 10.8% of the Company's total accounts receivable balance was due from one customer. No other customer or customer group represents greater than 10% of total accounts receivable.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows:

in millions

	2002	2001

Land	$111	$114
Buildings and leasehold improvements	2,154	2,085
Machinery and equipment	3,419	3,218
Land improvements and other	185	174
Buildings and equipment under construction	414	379

	6,283	5,970
Less accumulated depreciation	2,245	1,885

Net property, plant and equipment	$4,038	$4,085

The Company capitalized interest costs of $9 million in 2002, $3 million in 2001 and $2 million in 2000 as part of the cost of major asset construction projects. Approximately $137 million will be required to complete construction projects in progress at September 28, 2002.

NOTE 8: OTHER CURRENT LIABILITIES

Other current liabilities at September 28, 2002, and September 29, 2001, include:

		in millions

	2002	2001

Accrued salaries, wages and benefits	$308	$270
Self insurance reserves	225	189
Income taxes payable	202	109
Property and other taxes	52	63
Other	297	226

Total other current liabilities	$1,084	$857

NOTE 9: COMMITMENTS

The Company leases certain farms and other properties and equipment for which the total rentals thereon approximated $105 million in 2002, $76 million in 2001 and $66 million in 2000. Most farm leases have terms ranging from one to 10 years with various renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.

Minimum lease commitments under non-cancelable leases at September 28, 2002, total $197 million composed of $72 million for 2003, $41 million for 2004, $31 million for 2005, $25 million for 2006, $17 million for 2007 and $11 million for later years. These future commitments are expected to be offset by future minimum lease payments to be received under subleases of approximately $5 million.

The Company assists certain of its swine and chicken growers in obtaining financing for growout facilities by providing the growers with extended growout contracts and conditional operation of the facilities should a grower default under their growout or loan agreement. The Company also guarantees debt of outside third parties of $66 million.

The Company enters into various future purchase commitments for finished live cattle and hogs. These purchase commitments are at a market-derived price at the time of delivery or were fully hedged if the price was determined at an earlier date. The commitments deliverable in any year is less than the operating requirements of that year.

NOTE 10: LONG-TERM DEBT

The Company has unsecured revolving credit agreements totaling $1 billion that support the Company's commercial paper program, letters of credit and other short-term funding needs. These facilities were restructured during the third quarter of fiscal 2002. The $500 million 364 day facility was restructured into a $300 million 3 year facility and a $200 million 364 day facility. These $1 billion in facilities consist of $200 million that expires in June 2003, $300 million that expires in June 2005 and $500 million that expires in September 2006. At September 28, 2002, there were no amounts outstanding under these facilities.

In October 2001, the Company refinanced the $2.3 billion outstanding under a bridge financing facility through the issuance of $2.25 billion of notes offered in three tranches consisting of $500 million of 6.625% notes due October 2004, $750 million of 7.25% notes due October 2006 and $1 billion of 8.25% notes due October 2011.

In October 2001, the Company entered into a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of the Company's accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly owned consolidated subsidiary of the Company. TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to TRC's equity holders

At September 28, 2002, the Company had outstanding letters of credit totaling approximately $287 million issued primarily in support of workers' compensation insurance programs, industrial revenue bonds and the leveraged equipment loans. There were no draw downs under these letters of credit at September 28, 2002.

Under the terms of the leveraged equipment loans, the Company had restricted cash totaling approximately $52 million, which is included in other assets at September 28, 2002. Under these leveraged loan agreements, the Company entered into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings.

Annual maturities of long-term debt for the five years subsequent to September 28, 2002, are: 2003-$254 million; 2004-$42 million; 2005-$719 million; 2006-$286 million and 2007-$909 million.

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company is in compliance with these covenants at fiscal year end.

Industrial revenue bonds are secured by facilities with a net book value of $64 million at September 28, 2002. The weighted average interest rate on all outstanding short-term borrowing was 3.3% at September 28, 2002, and 5.1% at September 29, 2001.

Long-term debt consists of the following:
			in millions

	Maturity	2002	2001

Commercial paper (2.17% effective rate at 9/28/02 and 4.01% effective rate at 9/29/01)	2002	$24	210
Revolver (4.05% effective rate at 9/29/01)	2003, 2005, 2006	-	500
Bridge Facility (4.01% effective rate at 9/29/01)	2002	-	2,300
Senior notes and Notes (rates ranging from 6% to 8.25%)	2002-2028	3,607	1,456
Accounts Receivable Securitization Debt (2.35% effective rate at 9/28/02)	2002	75	-
Institutional notes (10.84% effective rate at 9/28/02 and 9/29/01)	2002-2006	50	50
Leveraged equipment loans (rates ranging from 4.7% to 6.0%)	2005-2008	124	138
Other	Various	107	122

Total debt		3,987	4,776
Less current debt		254	760

Total long-term debt		$3,733	$4,016

Included in current debt are short-term notes payable totaling $37 million and $18 million at September 28, 2002, and September 29, 2001, respectively.

The Company has fully and unconditionally guaranteed $541 million of senior notes issued by IBP, a wholly-owned subsidiary of the Company.

The following condensed consolidating financial information is provided for the Company, as guarantor, and for IBP, as issuer, as an alternative to providing separate financial statements for the issuer.

Financial results of the live swine operations, as well as interest expense related to the IBP acquisition are included in the Tyson amounts.

Condensed Consolidating Statement of Income for the year ended September 28, 2002				in millions

	Tyson	IBP	Adjustments	Consolidated

Sales	$7,848	$15,563	$(44)	$23,367
Cost of Sales	6,900	14,694	(44)	21,550

	948	869	-	1,817
Operating Expenses:
Selling, general and administrative	509	368		877
Other charges	26	27		53

Operating Income	413	474		887
Interest and Other Expense	243	51		294

Income Before Income Taxes
and Minority Interest	170	423		593
Provision for Income Taxes	53	157		210
Minority Interest				-

Net Income	$117	$266	$-	$383

Condensed Consolidating Statement of Income for the year ended September 29, 2001				in millions

	Tyson	IBP	Adjustments	Consolidated

Sales	$7,520	$3,048	$(5)	$10,563
Cost of Sales	6,764	2,901	(5)	9,660

	756	147	-	903
Selling, General and Administrative	510	77		587

Operating Income	246	70		316
Interest and Other Expense	135	16		151

Income Before Income Taxes
and Minority Interest	111	54		165
Provision for Income Taxes	40	18		58
Minority Interest	1	18		19

Net Income	$70	$18	$-	$88

Condensed Consolidating Balance Sheet as of September 28, 2002				in millions

	Tyson	IBP	Adjustments	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$42	$9	$	$51
Accounts receivable, net	896	610	(405)	1,101
Inventories	1,078	807		1,885
Other current assets	28	79		107

Total Current Assets	2,044	1,505	(405)	3,144
Net Property, Plant and Equipment	2,138	1,900		4,038
Goodwill	941	1,692		2,633
Other Assets	3,118	345	(2,906)	557

Total Assets	$8,241	$5,442	$(3,311)	$10,372

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$253	$1	$	$254
Trade accounts payable	352	403		755
Other current liabilities	635	2,546	(2,097)	1,084

Total Current Liabilities	1,240	2,950	(2,097)	2,093
Long-Term Debt	3,160	573		3,733
Deferred Income Taxes	378	265		643
Other Liabilities	70	171		241
Shareholders' Equity	3,393	1,483	(1,214)	3,662

Total Liabilities and Shareholders' Equity	$8,241	$5,442	$(3,311)	$10,372

Condensed Consolidating Balance Sheet as of September 29, 2001				in millions

	Tyson	IBP	Adjustments	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$47	$23	$-	$70
Accounts receivable, net	1,413	701	(915)	1,199
Inventories	1,007	912	(8)	1,911
Other current assets	26	85	(1)	110

Total Current Assets	2,493	1,721	(924)	3,290
Net Property, Plant and Equipment	2,105	1,756	224	4,085
Goodwill	926	802	890	2,618
Other Assets	3,161	309	(2,831)	639

Total Assets	$8,685	$4,588	$(2,641)	$10,632

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$755	$5	$-	$760
Trade accounts payable	367	1,339	(907)	799
Other current liabilities	419	436	2	857

Total Current Liabilities	1,541	1,780	(905)	2,416
Long-Term Debt	3,359	686	(29)	4,016
Deferred Income Taxes	368	11	230	609
Other Liabilities	75	149	13	237
Shareholders' Equity	3,342	1,962	(1,950)	3,354

Total Liabilities and Shareholders' Equity	$8,685	$4,588	$(2,641)	$10,632

Condensed Consolidating Statement of Cash Flows for year ended September 28, 2002				in millions

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$117	$266	$-	$383
Net changes in working capital	680	(399)		281
Depreciation and amortization	295	172		467
Write-down of intangible asset	-	27		27
Gain on sale of subsidiary		(22)		(22)
Deferred taxes	(19)	41		22
Other	7	9		16

Cash Provided by Operating Activities	1,080	94		1,174

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(272)	(161)		(433)
Proceeds from sale of assets	12	2		14
Proceeds from sale of subsidiary	-	131		131
Acquisitions of property, plant and equipment	(73)	-		(73)
Net change in investment in commercial paper	94	-		94
Net change in other assets and liabilities	(73)	12		(61)

Cash Used for Investing Activities	(312)	(16)		(328)

Cash Flows From Financing Activities:
Net change in debt	(701)	(88)		(789)
Purchase of treasury shares	(19)	-		(19)
Dividends and other	(54)	(4)		(58)

Cash Used for Financing Activities	(774)	(92)		(866)

Effect of Exchange Rate Change on Cash	1	-		1

Decrease in Cash and Cash Equivalents	(5)	(14)		(19)
Cash and Cash Equivalents at Beginning of Year	47	23		70

Cash and Cash Equivalents at End of Year	$42	$9	$-	$51

Condensed Consolidating Statement of Cash Flows for year ended September 29, 2001				in millions

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$70	$18	$-	$88
Net changes in working capital	130	(14)		116
Depreciation and amortization	303	32		335
Deferred taxes	(73)	26		(47)
Other	4	15		19

Cash Provided by Operating Activities	434	77		511

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(214)	(47)		(261)
Proceeds from sale of assets	32	1		33
Net cash paid for IBP acquisition	(1,707)	37		(1,670)
Purchase of Tyson de Mexico minority interest	(19)	-		(19)
Net change in other assets and liabilities	(95)	(6)		(101)

Cash Used for Investing Activities	(2,003)	(15)		(2,018)

Cash Flows From Financing Activities:
Net change in debt	1,656	(72)		1,584
Purchase of treasury shares	(48)	-		(48)
Proceeds from exercise of IBP stock options	-	34		34
Dividends and other	(34)	(1)		(35)

Cash Provided by (Used for) Financing Activities	1,574	(39)		1,535

Effect of Exchange Rate Change on Cash	(1)	-		(1)

Increase in Cash and Cash Equivalents	4	23		27
Cash and Cash Equivalents at Beginning of Year	43	-		43

Cash and Cash Equivalents at End of Year	$47	$23	$-	$70

NOTE 11: COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) included: foreign currency translation adjustment of $(23) million, $(16) million, and $(5) million for 2002, 2001, and 2000, respectively; unrealized hedging gains (losses), net of taxes, of $(18) million, (21) million, and $0 for 2002, 2001, and 2000, respectively; unrealized gain (loss) on investments, net of taxes, of $0, $2 million and $0 for 2002, 2001, and 2000, respectively; and minimum pension liability adjustment, net of taxes, of $(8) million for 2002.

NOTE 12: STOCK OPTIONS AND RESTRICTED STOCK

The shareholders approved the 2000 Stock Incentive Plan (Incentive Plan) in January 2001. The Incentive Plan is administered by the Compensation Subcommittee of the Board of Directors and permits awards of shares of Class A stock, awards of derivative securities related to the value of Class A stock and tax reimbursement payments to eligible persons. The Incentive Plan provides for the award of a variety of equity-based incentives such as incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Incentive Plan provides for granting incentive stock options for shares of Class A stock at a price not less than the fair market value at the date of grant. Nonqualified stock options may be granted at a price equal to, less than or more than the fair market value of Class A stock on the date that the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over three to eight years from the date of grant and must be exercised within 10 years from the date of grant.

In May 2000, the Company cancelled approximately four million option shares and granted approximately one million restricted shares of Class A stock. The restriction expires over periods through December 1, 2003. At September 28, 2002, the Company had outstanding approximately six million restricted shares of Class A stock with restrictions expiring over periods through July 1, 2020. The unearned portion of the restricted stock is classified on the Consolidated Balance Sheets as deferred compensation in shareholders' equity

A summary of the Company's stock option activity is as follows:

	Shares under option	Weighted average exercise price per share

Outstanding, October 2, 1999	12,086,332	$15.74
Exercised	(88,332)	14.23
Canceled	(5,199,995)	15.17

Outstanding, September 30, 2000	6,798,005	16.19
Exercised	-	-
Canceled	(689,520)	15.57
Granted	4,291,650	11.50
Options assumed with IBP acquisition	5,918,068	8.70

Outstanding, September 29, 2001	16,318,203	12.27
Exercised	(800,596)	9.50
Canceled	(997,816)	12.97
Granted	2,509,695	9.45

Outstanding, September 28, 2002	17,029,486	$12.01

The number of options exercisable was as follows: September 28, 2002-9,373,360; September 29, 2001-9,644,323 and September 30, 2000-2,926,980. The remainder of the options outstanding at September 28, 2002, are exercisable ratably through October 2006. The number of shares available for future grants was 10,536,763 and 2,742,800 at September 28, 2002, and September 29, 2001, respectively.

The following table summarizes information about stock options outstanding at September 28, 2002:

	Options outstanding			Options exercisable

Range of exercise prices	Shares outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Shares exercisable	Weighted average exercise price

$3.43-$6.69	899,540	5.9	$5.46	899,540	$5.46
6.71-10.91	3,876,085	5.1	9.34	3,876,085	9.34
10.92-13.85	276,240	5.7	11.69	276,240	11.69
9.32-9.75	2,193,531	9.0	9.34	4,635	9.32
11.50	4,050,485	8.5	11.50	-	-
14.33-14.50	1,740,705	1.9	14.40	1,740,705	14.40
14.58-15.17	1,228,000	4.0	15.04	966,315	15.04
17.92-18.00	2,764,900	4.1	17.93	1,609,840	17.92

	17,029,486			9,373,360

The weighted average fair value of options granted during 2002 was approximately $3.31. The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model. Assumptions include an expected life of six years, risk-free interest rate ranging from 3.73% to 3.80%, expected volatility of 37.5% and dividend yield ranging from 1.64% to 1.72% in 2002.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans. Accordingly, no compensation expense was recognized for its stock option plans. Had compensation cost for the employee stock option plans been determined based on the fair value method of accounting for the Company's stock option plans, the tax-effected impact would be as follows:

	in millions, except per share data

	2002	2001	2000

Net Income
As reported	$383	$88	$151
Pro forma	379	85	148
Earnings per share
As reported
Basic	1.10	0.40	0.67
Diluted	1.08	0.40	0.67
Pro forma
Basic	1.09	0.38	0.66
Diluted	1.07	0.38	0.65

Pro forma net income reflects only options granted after fiscal 1995. Additionally, the pro forma disclosures are not likely to be representative of the effects on net income for future years.

NOTE 13: BENEFIT PLANS

The Company has defined contribution retirement and incentive benefit programs for various groups of Company personnel. Company contributions totaled $50 million, $35 million and $32 million in 2002, 2001 and 2000, respectively.

NOTE 14: TRANSACTIONS WITH RELATED PARTIES

The Company has operating leases for farms, equipment and other facilities with the former Senior Chairman of the Board of Directors of the Company and certain members of his family, as well as a trust controlled by him, for rentals of $9 million in 2002, $9 million in 2001 and $7 million in 2000. Other facilities have been leased from other officers and directors for rentals totaling $2 million in 2002, $2 million in 2001 and $3 million in 2000.

Certain officers and directors are engaged in chicken and swine growout operations with the Company whereby these individuals purchase animals, feed, housing and other items to raise the animals to market weight. The total value of these transactions amounted to $10 million in 2002, $10 million in 2001 and $11 million in 2000.

NOTE 15: INCOME TAXES

Detail of the provision for income taxes consists of:

in millions

	2002	2001	2000

Federal	$173	$50	$73
State	17	5	5
Foreign	20	3	5

	$210	$58	$83

Current	$188	$105	$36
Deferred	22	(47)	47

	$210	$58	$83

The reasons for the difference between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	2002	2001	2000

U.S. federal income tax rate	35.0%	35.0%	35.0%
Amortization of goodwill	-	6.5	4.3
State income taxes	3.0	2.1	1.4
Foreign sales corporation benefit	(1.4)	(6.2)	(5.2)
Other	(1.1)	(2.0)	0.1

	35.5%	35.4%	35.6%

The Company follows the liability method in accounting for deferred income taxes which provides that deferred tax liabilities are recorded at current tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes referred to as temporary differences.

The tax effects of major items recorded as deferred tax assets and liabilities are:

in millions

	2002		2001

	Deferred Tax		Deferred Tax

	Assets	Liabilities	Assets	Liabilities

Property, plant and equipment	$5	$417	$9	$412
Suspended taxes from conversion
to accrual method	-	114	-	114
Intangible assets	1	64	-	90
Inventory	5	78	9	67
Accrued expenses	122	2	146	13
Acquired net operating loss carryforwards	69	-	71	-
All other	137	179	71	109

	$339	$854	$306	$805

Valuation allowance	(49)		(48)
Net deferred tax liability		$564		$547

Net deferred tax liabilities are included in other current liabilities and deferred income taxes on the Consolidated Balance Sheets.

The suspended taxes from conversion to accrual method represents the 1987 change from the cash to accrual method of accounting and will be paid down by 2017.

The valuation allowance totaling $49 million consists of $13 million state tax carryforwards, which have been fully reserved, and $36 million for net operating loss carryforwards. The state tax credit carryforwards expire in the years 2004 through 2008. At September 28, 2002, after considering utilization restrictions, the Company's acquired tax loss carryforwards approximated $173 million. The net operating loss carryforwards, which are subject to utilization limitations due to ownership changes, may be utilized to offset future taxable income. These carryforwards expire during the years 2003 through 2021.

NOTE 16: EARNINGS PER SHARE

The weighted average common shares used in the computation of basic and diluted earnings per share were as follows:

in millions, except per share data

	2002	2001	2000

Numerator:
Net Income	$383	$88	$151

Denominator:
Denominator for basic earnings per
share - weighted average shares	348	221	225
Effect of dilutive securities:
Stock options and restricted stock	7	1	1
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversions	355	222	226

Basic earnings per share	$1.10	$0.40	$0.67

Diluted earnings per share	$1.08	$0.40	$0.67

Approximately 6 million shares of the Company's option shares outstanding at September 28, 2002, were antidilutive and were not included in the dilutive earnings per share calculation for the year ended September 28, 2002. On September 28, 2001, the Company issued approximately 129 million shares for the remaining IBP shares. These shares were excluded from the fiscal 2001 weighted average share calculation along with the dilutive effect of acquired stock options and restricted shares.

NOTE 17: SEGMENT REPORTING

The Company operates in five business segments: Beef, Chicken, Pork, Prepared Foods and Other. The Company measures segment profit as operating income. The following information includes 52 weeks and nine weeks of IBP's operating results for the periods ending September 28, 2002, and September 29, 2001, respectively.

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

in millions

	Beef	Chicken	Pork	Prepared Foods	Other	Consolidated

Fiscal year ended September 28, 2002
Sales	$10,488	$7,222	$2,503	$3,072	$82	$23,367
Operating income (loss)	220	428	25	158	56	887
Other expense						294
Income before income taxes
and minority interest						593
Depreciation	80	226	26	48	51	431
Total assets	3,234	4,221	834	1,261	822	10,372
Additions to property, plant and equipment	82	229	19	53	50	433

Fiscal year ended September 29, 2001
Sales	$2,027	$7,057	$619	$818	$42	$10,563
Operating income (loss)	32	250	27	15	(8)	316
Other expense						151
Income before income taxes
and minority interest						165
Depreciation	15	214	5	22	38	294
Total assets	3,203	4,084	944	1,406	995	10,632
Additions to property, plant and equipment	19	176	4	26	36	261

Fiscal year ended September 30, 2000
Sales	$-	$6,767	$157	$292	$52	$7,268
Operating income	-	316	23	7	3	349
Other expense						115
Income before income taxes
and minority interest						234
Depreciation	-	209	3	14	31	257
Total assets	-	4,016	101	180	544	4,841
Additions to property, plant and equipment	-	139	-	8	49	196

The majority of the Company's operations are domiciled in the United States. Approximately 94.0% of sales to external customers for fiscal 2002 were sourced from the United States and 97% were sourced from the United States in fiscal years ending 2001 and 2000. Approximately $6.5 billion, $6.6 billion and $3.0 billion of long-lived assets were located in the United States at fiscal years ended 2002, 2001 and 2000, respectively. Approximately $193 million, $204 million and $74 million of long-lived assets were located in foreign countries, primarily Mexico and Canada, at fiscal years ended 2002, 2001 and 2000, respectively.

The Company sells certain of its products in foreign markets, primarily Canada, China, European Union, Japan, Mexico, Puerto Rico, Russia, Taiwan and South Korea. The Company's export sales for 2002, 2001 and 2000 totaled $2.0 billion, $1.2 billion and $550 million, respectively. Substantially all of the Company's export sales are transacted through unaffiliated brokers, marketing associations and foreign sales staffs. Foreign sales were less than 10% of total consolidated sales for 2002, 2001 and 2000, respectively.

NOTE 18: SUPPLEMENTAL INFORMATION
in millions

	2002	2001	2000

Cash paid during the period for:
Interest	$208	$140	$116
Income taxes	90	54	73

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)
in millions, except per share data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Sales	$5,865	$5,839	$5,902	$5,761
Gross profit	510	397	464	446
Operating income	273	179	247	188
Net income	127	65	107	84
Basic earnings per share	0.36	0.19	0.31	0.24
Diluted earnings per share	0.36	0.18	0.30	0.24

2001
Sales	$1,769	$1,857	$1,917	$5,020
Gross profit	182	137	198	386
Operating income	68	23	58	167
Net income (loss)	27	(6)	19	48
Basic earnings (loss) per share	0.12	(0.03)	0.09	0.22
Diluted earnings (loss) per share	0.12	(0.03)	0.09	0.22

The quarterly financial data above has been reclassified for the applications of EITF 00-14 and EITF 00-25 for fiscal 2001.

Third quarter 2002 gross profit includes $30 million received as partial settlement from ongoing vitamin antitrust litigation. Fourth quarter 2002 operating income includes a $22 million gain related to the sale of Specialty Brands and charges of $27 million and $26 million related to the Thomas E. Wilson brand write-down and live swine restructuring, respectively.

NOTE 20: CONTINGENCIES

Wage and Hour/ Labor Matters In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of the Company's processing facilities. On May 9, 2002, the Secretary of Labor filed a civil complaint against the Company in the U.S. District Court for the Northern District of Alabama. The complaint alleges that the Company violated the overtime provisions of the federal Fair Labor Standards Act at the Company's chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute. The Secretary seeks back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the Complaint, an additional amount in liquidated damages, and an injunction against future violations at that facility and all other facilities operated by the Company. The Company has filed its initial answer and discovery has commenced. The Company believes it has substantial defenses to the claims made in this case and intends to vigorously defend the case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox v. Tyson) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company. At filing 159 current and/or former employees consented to join the lawsuit and, to date, approximately 5,000 consents have been filed with the court. Discovery in this case is ongoing. A hearing was held on March 6, 2000, to consider the plaintiff's request for collective action certification and court-supervised notice. No decision has been rendered. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

Substantially similar suits have been filed against several other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v. Tyson and the other lawsuits.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox v. Tyson in that the employees claim violations of the Fair Labor Standards Act for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plants in New Holland, Pennsylvania. Currently, there are approximately 500 additional current or former employees who have filed consents to join the lawsuit. The court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities. On July 17, 2002, the court granted the plaintiffs' motion to certify the state law claims. The Company believes it has substantial defenses to the claims made and intends to defend the case vigorously; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On November 5, 2001, a lawsuit entitled Maria Chavez, et al. vs. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. was filed in the U.S. District Court for the Eastern District of Washington against IBP and Tyson by several employees of IBP's Pasco, Washington, beef slaughter and processing facility alleging various violations of the Fair Labor Standards Act, 29 U.S.C. Sections 201 - 219 (FLSA), as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The lawsuit alleges IBP and/or Tyson required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege that similar prior litigation entitled Alvarez, et al. vs. IBP, which resulted in a $3.1 million final judgment against IBP, supports a claim of collateral estoppel and/or is res judicata as to the issues raised in this new litigation. IBP filed a timely Notice of Appeal and will vigorously pursue reversal of the Alvarez judgment before the Ninth Circuit Court of Appeals. Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but on May 24, 2002, plaintiffs filed a motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23. On October 28, 2002, the U.S. District Court for the Eastern District of Washington granted plaintiffs' motion (Rule 23 Order), asserting supplemental jurisdiction over the state law wage and hour claims, and certifying the class. On November 6, 2002, IBP and Tyson timely filed a motion with the Ninth Circuit Court of Appeals seeking leave to appeal the District Court's Rule 23 Order.

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

The Company has been advised by the U.S. Attorney's office for the Western District of Missouri that the government intends to seek indictment of the Company for alleged violations of the Clean Water Act related to activities at its Sedalia, Missouri facility. The Company is presently in negotiations for a possible resolution of this matter. Although the amount of ultimate liability with respect to this matter cannot be determined at this time, the Company does not expect any material adverse effect on its consolidated financial position or results of operations..

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

On December 10, 2001, the City of Tulsa, Oklahoma and the Tulsa Metropolitan Utility Authority filed in the U.S. District Court for the Northern District of Oklahoma the case styled the The City of Tulsa and the Tulsa Municipal Utility Authority v. Tyson Foods, Inc., et al. against the Company, Cobb-Vantress, Inc., a wholly owned subsidiary of the Company, four other fully integrated poultry companies and the City of Decatur, Arkansas. With respect to the Company and Cobb-Vantress, Inc., the suit alleges that degradation of the Tulsa water supply is attributable, in whole or in part, to the non-point source run-off from the land application of poultry litter in the watershed feeding the lakes that act as the City of Tulsa's water supply, and that the Company and Cobb-Vantress, Inc. are, together with the other defendants named in the lawsuit, jointly and severally responsible for the alleged over application of poultry litter in the watershed. The Company believes that the allegations in the complaint are unfounded and intends to vigorously defend the case.

Securities Matters  Between January and March 2001, a number of lawsuits were filed by certain stockholders in the U.S. District Court for the District of South Dakota and one suit filed in the U.S. District Court for the Southern District of New York seeking to certify a class of all persons who purchased IBP stock between February 7, 2000 and January 25, 2001. The plaintiff in the New York action has voluntarily dismissed and refiled its complaint in South Dakota, where the suits have been consolidated under the name In re IBP, inc. Securities Litigation. The complaints, seeking unspecified damages, allege that IBP and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about IBP's financial results in order to inflate its stock price. IBP filed a Motion to Dismiss on December 21, 2001, which is now fully briefed and pending before the Court. IBP intends to vigorously contest these claims.

On or about June 6, 2001, IBP was advised the SEC had commenced a formal investigation related to the restatement of earnings made by IBP in March 2001, including matters relating to certain improprieties in the financial statements of DFG, a wholly-owned subsidiary. . The Company has been informed that three former employees of DFG received a so-called "Wells" notice advising them that the SEC had determined to recommend the initiation of an enforcement action and providing them an opportunity to provide their arguments against such an enforcement action. IBP is cooperating with this investigation.

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

On January 7, 2002, the Company filed a motion in the Delaware Court asking that court to vacate its Post-Trial Opinion on grounds of mootness or, in the alternative, to enter final judgment so that an appeal could be taken. The Delaware Court denied this motion on February 11, 2002, and the Company has appealed that decision, as well as the Post-Trial Opinion and certain earlier rulings by the Delaware Court, to the Delaware Supreme Court. Certain of the plaintiffs in the Delaware Federal Actions discussed below have filed a motion to dismiss the Company's appeal as untimely as to all matters except the Delaware Court's denial of the motion to vacate the Post-Trial Opinion. On July 24, 2002, the Delaware Supreme Court granted that partial motion to dismiss and directed that the balance of the appeal to go forward. Oral argument on the balance of the appeal has been scheduled for December 12, 2002.

On June 19, 2001, a purported Company stockholder commenced a derivative action in the Delaware Court entitled Alan Shapiro v. Barbara R. Allen, et al., C.A. No. 18967-NC seeking monetary damages on behalf of the Company, a nominal defendant, from the members of the Company's Board of Directors. The complaint alleges the directors violated their fiduciary duties by attempting to terminate the Merger Agreement. On July 17, 2001, the defendants moved to dismiss the complaint. On August 16, 2002, the plaintiff filed an Amended Complaint, and on September 3, 2002, the defendants renewed their motion to dismiss. A hearing on the defendants' motion to dismiss has been scheduled for December 17, 2002. The defendants intend to vigorously defend these claims.

Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP stock or traded in certain IBP options from March 29, 2001, when the Company announced its intention to terminate the Merger Agreement with IBP, and June 15, 2001, when the Delaware Court rendered its Post-Trial Opinion in the Consolidated Action. The actions, entitled Meyer v. Tyson Foods, Inc., et al., C.A. No. 01-425 SLR; Banyan Equity Mgt. v. Tyson Foods, Inc., et al., C.A. No. 01-426 GMS; Steiner v. Tyson Foods, Inc., et al., C.A. No. 01-462 GMS; Aetos Corp., et al. v. Tyson, et al.,

C.A. No. 01-463 GMS; Meyers, et al. v. Tyson Foods, Inc., et al., C.A. No. 01-480; Binsky v. Tyson Foods, Inc., et al., C.A. No. 01-495; Management Risk Trading LP v. Tyson Foods, Inc., et al., C.A. No. 01-496; and Stark Investments, L.P., et al. v. Tyson et al., C.A. No. 01-565 allege that the defendants violated federal securities laws by making, or causing to be made, false and misleading statements in connection with the Company's attempted termination of the Merger Agreement. The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation. On December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint. The plaintiffs allege that, as a result of the defendants' alleged conduct, the purported class members were harmed. On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint. By memorandum order dated October 23, 2002, the court granted in part and denied in part the defendants' motion to dismiss. The defendants intend to vigorously defend the remaining claims.

In December 2001, a stockholder derivative lawsuit was filed in the Court of Chancery of the state of Delaware against the Company's Board of Directors and nominally, the Company. The complaint concerns the alleged violations of immigration laws that are the subject of the indictment by the U.S. Department of Justice (see below). In general, the complaint alleges that the members of the Company's Board failed to exercise reasonable control and supervision over the Company's employees and processes, implement adequate internal controls, adequately inform themselves, or take adequate and good faith remedial actions with respect to the Company's immigration practices and matters giving rise to the indictment. The complaint seeks unspecified damages against the individual Board members; no relief is sought against the Company. The Company and members of its Board have filed a motion to dismiss in the Chancery Court of Delaware and intend to vigorously defend these claims.

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

In December 2001, the Company, two current employees and four former employees were indicted in the U. S. District Court in the Eastern District of Tennessee. The indictment alleges these six employees conspired to violate and did violate immigration laws involving approximately 15 named individuals at one of the Company's poultry processing facilities. The indictment also alleges that the Company utilized the services of temporary employment agencies in furtherance of the alleged conspiracy. The indictment seeks fines and forfeiture of amounts not specified. Trial for this matter is expected in February 2003. The Company intends to vigorously defend this indictment and believes it has meritorious defenses to the government's theories of recovery; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

Consistent with the forfeiture theory advanced in the indictment referred to above, private plaintiffs filed the following three lawsuits.

On April 10, 2002, plaintiffs filed Trollinger, et al. vs. Tyson Foods, Inc., No. 4:02-cv-23 (E.D. Tenn.) in the U.S. District Court for the Eastern District of Tennessee (Winchester Division), a purported class-action lawsuit against Tyson, on behalf of all current and former employees of 15 named Tyson facilities who had been legally authorized to work in the United States. The complaint in that action asserts a claim against Tyson under the Racketeer Influence and Corrupt Organizations (RICO) statute. The complaint alleges that Tyson engaged in a scheme to depress its employees' wages by hiring illegal aliens and seeks unspecified trebled-damages. The Company has moved to dismiss the complaint. On July 17, 2002, the court granted the Company's Motion to Dismiss the case for failure to state a claim upon which relief could be granted. Plaintiffs have filed a Notice of Appeal. The Company intends to vigorously defend these claims; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On March 6, 2002, plaintiffs filed Baker, et al. vs. IBP, inc., C.A. No. 02-4019 (C.D. Ill) in the U.S. District Court for the Central District of Illinois (Rock Island Division), a purported class-action lawsuit, on behalf of all current and former employees of IBP's Joslin, Illinois, facility who had been legally authorized to work in the United States. The complaint asserts a claim against IBP under the RICO statute. The complaint alleges that IBP engaged in a scheme to depress its employees' wages by hiring illegal aliens and seeks unspecified trebled-damages. The Company has moved to dismiss the complaint. On October 21, 2002, the court granted the Company's Motion to Dismiss the case for failure to state a claim upon which relief could be granted. Plaintiffs have filed a Notice of Appeal. The Company intends to vigorously defend these claims; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On April 17, 2002, plaintiff Cynthia Cruz filed Cruz vs. Tyson Foods, Inc., C.A. No. 02 C 2761 (N.D. Ill.), a purported class-action lawsuit against Tyson and others on behalf of all persons with Hispanic surnames whose identities and social security numbers were allegedly "stolen" and misused by the named defendants. The complaint asserts a claim under the RICO statute, a claim for violation of the federal civil rights statute, and common-law claims for defamation, violation of privacy and property rights, fraud, and tortious interference with contract. As of this date, the Company has moved to dismiss this action, with briefing to be completed during December 2002. The Company intends to vigorously defend these claims; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The Court approved this narrower class in April 1999. The 11th Circuit Court of Appeals reversed the District Court decision to certify a class on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. The plaintiffs then filed pleadings seeking to certify an amended class. The Court denied the plaintiffs' motion on October 17, 2000. Plaintiffs' motion for reconsideration of the judge's decision was denied, and plaintiffs then asked the Court to certify a class of cattle producers who have sold exclusively to IBP on a cash market basis, which the Court granted in December 2001. In January 2002, IBP filed a petition with the 11th Circuit Court of Appeals seeking permission to appeal the class certification decision, which the Circuit Court of Appeals denied on March 5, 2002. The District Court has set a schedule for completing the format of the class notice mailing. No trial date has been set. IBP has filed motions for summary judgment on both liability and damages filed with the District Court, which are now pending. Plaintiffs have claimed damages in the case in excess of $500,000,000. Management believes IBP has acted properly and lawfully in its dealings with cattle producers and intends to vigorously defend this case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On August 8, 2000, the Company was served with a complaint filed in the U.S. District Court for the District of Arizona styled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Alcon Laboratories, et al., CIV00-0661 PHX PGR. The plaintiff sued the Company, along with approximately 100 other defendants in the food, beverage, drug, cosmetic and tobacco industries, claiming that the defendants infringed various patents held by the Foundation. The alleged patent infringement is based on the defendants' alleged use of the Foundation's automatic identification patents that relate to the use of bar coding and/or the Foundation's patents that relate to machine vision. The Foundation seeks treble damages for the defendants' alleged infringement. The case is currently stayed pending the resolution of related litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On September 12, 2002, 82 individual plaintiffs filed Michael Archer, et al. v. Tyson Foods, Inc. and The Pork Group, Inc., CIV 2002-497, in the Circuit Court of Pope County, Arkansas. On August 18, 2002, the Company announced a restructuring of its live swine operations which, among other things, will result in the discontinuance of relationships with 132 contract hog producers, including the plaintiffs. In their complaint, the plaintiffs allege that the Company committed fraud and should be promissorily estopped from terminating the parties' relationship. The plaintiffs seek compensatory and punitive damages in an unspecified amount. The Company has filed a motion to Stay All Proceedings and Compel Arbitration. The plaintiffs have responded to the Motion to Compel. Discovery has not begun. The Company intends to vigorously defend these claims; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

The Company is pursuing various antitrust claims relating to vitamins, methionine and choline. In the third quarter of 2002 the Company received approximately $30 million in partial settlement of these claims. The Company has received, or expects to receive under signed settlement arrangements, further settlements of approximately $26 million in the first quarter of 2003. Additional settlements are anticipated. Amounts received for these claims are recorded as income only upon receipt of settlement proceeds.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information included under the captions "Principal Shareholders" and "Security Ownership of Management" in the Proxy Statement, which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth additional information as of September 28, 2002, about shares of our Class A Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval.
	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).

Equity compensation plans approved by security holders	11,977,621	$13.3724	10,536,762
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	11,977,621	$13.3724	10,536,762

(1) This table does not include 5,051,865 options, warrants or rights, with a weighted-average exercise price of $8.7816, which were assumed in connection with our acquisition of IBP, inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information included under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

        Consolidated Statements of Income
        for the three years ended September 28, 2002
        Consolidated Balance Sheets at
        September 28, 2002 and September 29, 2001
        Consolidated Statements of Shareholder's Equity
        for the three years ended September 28, 2002
        Consolidated Statements of Cash Flows
        for the three years ended September 28, 2002
        Notes to Consolidated Financial Statements
        Report of Independent Auditors
        Schedule II Valuation and Qualifying
        Accounts for the three years ended
        September 28, 2002

All other schedules are omitted because they are neither applicable nor required.
The exhibits filed with this report are listed in the Exhibit Index at the end of the Item 15.
(b)	Reports on Form 8-K
Report on Form 8-K, dated October 3, 2001, with respect to the completion of the merger between the Company and IBP, inc.
Report on Form 8-K, dated March 11, 2002, with respect to the ratio of earnings to fixed charges calculation.

       Report on Form 8-K, dated August 13, 2002, with respect to submission to the SEC sworn statements by the Chairman and Chief Executive Officer, John Tyson,
       and the Executive Vice President and Chief Financial Officer, Steven Hankins, pursuant to Securities and Exchange Commission Order No. 4-460.

EXHIBIT INDEX
Exhibit No.		Pages
2.1

Agreement and Plan of Merger dated as of January 1, 2001, among the Company, IBP, inc. and Lasso Acquisition Corporation (previously filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

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

65
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

4.9

Third Amendment Agreement dated as of May 2, 2001, to Amended and Restated Note Purchase Agreements, dated June 30, 1993, by and between the Company and John Hancock Mutual Life Insurance Company (previously filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

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

4.12

Supplemental Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee, dated as of October 1, 2004, supplementing the Company Indenture and relating to the issuance of the Company's $500 million 6.625% Notes due 2004, together with form of 6.625% Note (previously filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

4.13

Supplemental Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee, dated as of October 2, 2001, supplementing the Company Indenture and relating to the issuance of the Company's $750 million 7.250% Notes due 2006, together with form of 7.250% Note (previously filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

4.14

Supplemental Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee, dated as of October 2, 2001, supplementing the Company Indenture and relating to the issuance of the Company's $1 billion 8.250% Notes due 2011, together with form of 8.250% Note (previously filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

66
4.15

Indenture, dated January 26, 1996, between IBP, inc. ("IBP") and The Bank of New York (the "IBP Indenture") (previously filed as Exhibit 4 to IBP's Registration Statement on Form S-3, filed with the Commission on November 20, 1995, Commission File No. 33-64459, and incorporated herein by reference).

4.16

Form of Senior Note issued under the IBP Indenture for the issuance of (a) $100 million 6.125% Senior Notes due February 1, 2006, (b) $100 million 7.125% Senior Notes due February 1, 2026 and (c) $300 million 7.95% Senior Notes due February 1, 2010 (previously filed as Exhibit 4.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

4.17

Form of $125 million 7.45% Senior Note due June 1, 2007 issued under the IBP Indenture (previously filed as Exhibit 4.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

4.18

First Supplemental Indenture, dated as of September 28, 2001, among the Company, Lasso Acquisition Corporation and The Bank of New York, pursuant to which the Company guaranteed the Notes issued under the IBP Indenture (previously filed as Exhibit 4.18 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

10.1

Amended and Restated 364-Day Credit Agreement dated as of June 12, 2002, among Tyson Foods, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Capital Corporation, as Syndication Agent, SunTrust Bank, Mizuho Financial Group and Rabobank International, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.2

Five-Year Credit Agreement, dated as of September 24, 2001, by and among the Company, as Borrower, The Chase Manhattan Bank, as Administrative Agent, Merrill Lynch Capital Corporation, as Syndication Agent, Suntrust Bank, as Documentation Agent, Mizuho Financial Group and Rabobank International, as Co-Documentation Agents and certain lenders parties thereto (previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

10.3

Amendment Agreement, dated as of April 3, 2002, to the Company's Five-Year Credit Agreement, dated as of September 24, 2001, by and among the Company, as Borrower, The Chase Manhattan Bank, as Administrative Agent, Merrill Lynch Capital Corporation, as Syndication Agent, Suntrust Bank, as Documentation Agent, Mizuho Financial Group and Rabobank International, as Co-Documentation Agents and certain lenders parties thereto (previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.4

Amendment, dated June 12, 2002, to Five Year Five-Year Credit Agreement dated as of September 24, 2001, among Tyson Foods, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Capital Corporation, as Syndication Agent, SunTrust Bank, as Documentation Agent, Mizuho Financial Group and Rabobank International, as Co-Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2000, Commission File No. 0-3400, and incorporated herein by reference).

67
10.5

Three-Year Credit Agreement dated as of June 12, 2002, among Tyson Foods, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Capital Corporation, as Syndication Agent, SunTrust Bank, Mizuho Financial Group and Rabobank International, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.6

Receivables Transfer Agreement, as amended and restated as of August 16, 2002, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JP Morgan Chase Bank, as Administrative Agent and certain other persons that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents (attached).

		78-235
10.7

Receivables Purchase Agreement, executed in connection with the Receivables Transfer Agreement described in item 10.1 immediately above, among the Company and certain subsidiaries of the Company, as Sellers and Tyson Receivables Corporation, as Purchaser (attached).

		236-270
10.8

Issuing and Paying Agency Agreement dated as of January 12, 2001, between the Company and The Chase Manhattan Bank (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.9

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and Banc of America Securities LLC (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.10

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and Credit Suisse First Boston Corporation (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

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

10.14

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and Chase Securities Inc. (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

68
10.15

Senior Advisor Agreement, dated October 19, 2001, by and between Don Tyson and the Company (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

10.16

Senior Advisor Agreement, dated October 1, 2001, by and between Robert L. Peterson and the Company (previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

10.17

Employment Agreement, dated as of October 1, 2001, by and between John Tyson and the Company (previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

10.18

Employment Agreement, dated as of September 28, 2001, by and between Richard Bond and the Company (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

10.19

Employment Agreement, dated as of October 1, 2001, by and between Greg Lee and the Company (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

10.20

Form of Employment Agreement used for all other Executive Officers of the Company, including named executive officers whose contracts are not specifically referenced above (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

10.21

Senior Executive Employment Agreement dated November 20, 1998 between the Company and Leland E. Tollett (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10K for the fiscal year ended October 3, 1998, Commission File No. 0-3400, and incorporated herein by reference).

10.22

Senior Executive Employment Agreement dated November 20, 1998 between the Company and Donald E. Wray (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10K for the fiscal year ended October 3, 1998, Commission File No. 0-3400, and incorporated herein by reference).

10.23

Tyson Foods, Inc. Senior Executive Performance Bonus Plan adopted November 18, 1994 (previously filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.24

Tyson Foods, Inc. Restricted Stock Bonus Plan, effective August 21, 1989, as amended and restated on April 15, 1994; and Amendment to Restricted Stock Bonus Plan effective November 18, 1994 (previously filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.25

Tyson Foods, Inc. Amended and Restated Employee Stock Purchase Plan, dated as of December 13, 1999 (previously filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 0-3400, and incorporated herein by reference).

69
10.26

Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective October 1, 1997, and First Amendment to the Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective December 31, 1998 (previously filed as exhibit 10.15 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 0-3400, and incorporated herein by reference).

10.27

Tyson Foods, Inc. Non-statutory Stock Option Plan of 1982, as amended and restated on November 18, 1994, (previously filed as Exhibit 99 to the Company's Registration Statement of Form S-8 filed with the Commission on January 30, 1995, Commission File No. 33-54716, and incorporated herein by reference).

10.28

Tyson Foods, Inc. 2000 Stock Incentive Plan dated August 11, 2000 (previously filed as exhibit 10.19 to the Company's Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.29	IBP 1987 Stock Option Plan (previously filed as Exhibit No. 28(a) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-19441 and incorporated herein by reference).
10.30

IBP Officer Long-Term Stock Plan (previously filed as Exhibit No. 10.5.3 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

10.31

IBP Directors Stock Option Plan (previously filed as Exhibit No. 10.5.4 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

10.32

IBP 1993 Stock Option Plan (previously filed as Exhibit No. 10.5.5 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

10.33

1996 Officer Long-Term Stock Plan (previously filed as Exhibit No. 10.5.6 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).

10.34	IBP 1996 Stock Option Plan (previously filed as Exhibit 10.5.7 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).
10.35

Text of Retirement Income Plan of IBP, inc. (as amended and Restated Effective as of January 1, 1992), as amended (previously filed as Exhibit No. 10.28 to IBP's Annual Report on Form 10-K for the fiscal year ended December 26, 1992, File No. 1-6085 and incorporated herein by reference).

10.36

Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain of its executive officers (previously filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.37

Form of IBP's Indemnification Agreement with officers and directors (previously filed as Exhibit No. 10.8 to IBP's Registration Statement on Form S-1, dated August 19, 1987, File No. 1-6085 and incorporated hereby by reference).

70
21	Subsidiaries of the Company.	271-275
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	276
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	277

SIGNATURES

        Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Steven Hankins Steven Hankins Executive Vice President and Chief Financial Officer	November 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Barbara Allen Barbara Allen	Director	November 27, 2002
/s/ Richard L. Bond Richard L. Bond	Director, Co-Chief Operating Officer and Group President, Fresh Meats and Retail	November 27, 2002
/s/ Lloyd V. Hackley Lloyd V. Hackley	Director	November 27, 2002
/s/ Steven Hankins Steven Hankins	Executive Vice President and Chief Financial Officer	November 27, 2002
/s/ Gerald Johnston Gerald Johnston	Director	November 27, 2002
/s/ David A. Jones David A. Jones	Director	November 27, 2002
/s/ Jim Kever Jim Kever	Director	November 27, 2002
/s/ Shelby D. Massey Shelby D. Massey	Director	November 27, 2002
/s/ Robert L. Peterson Robert L. Peterson	Director	November 27, 2002
/s/ Rodney S. Pless Rodney S. Pless	Senior Vice President, Controller and Chief Accounting Officer	November 27, 2002
/s/ Jo Ann R. Smith Jo Ann R. Smith	Director	November 27, 2002
/s/ Joe F. Starr Joe F. Starr	Director	November 27, 2002
/s/ Leland E. Tollett Leland E. Tollett	Director	November 27, 2002
/s/ Barbara A. Tyson Barbara A. Tyson	Director	November 27, 2002
/s/ Don Tyson Don Tyson	Director	November 27, 2002
/s/ John H. Tyson John H. Tyson	Chairman of the Board of Directors and Chief Executive Officer	November 27, 2002
/s/ Donald E. Wray Donald E. Wray	Director	November 27, 2002

CERTIFICATIONS

I, John Tyson, Chairman and Chief Executive Officer of Tyson Foods, Inc., certify that:

        1. I have reviewed this annual report on Form 10-K of Tyson Foods, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ John Tyson
John Tyson
Chairman and Chief Executive Officer

I, Steven Hankins, Executive Vice President and Chief Financial Officer of Tyson Foods, Inc., certify that:

        1. I have reviewed this annual report on Form 10-K of Tyson Foods, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ Steven Hankins
Steven Hankins
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. as of September 28, 2002 and September 29, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Tyson Foods, Inc. at September 28, 2002 and September 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Little Rock, Arkansas November 11, 2002	/s/ERNST & YOUNG LLP ERNST & YOUNG LLP

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended September 28, 2002
in millions

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Additions (Deductions)		Balance at End of Period

Allowance for Doubtful Accounts

2002	$27	$2		$-	$(3)		$26

2001	$17	$2		$-	$8	(1)	$27

2000	$22	$25	(2)	$-	$(30)	(2)	$17

(1) Includes $14 million reserve due to IBP acquisition
(2) Includes $24 million reserve related to the January 31, 2000 bankruptcy filing by AmeriServe Food Distribution Inc.