Form 10-Q
period 2002-12-28
TYSON FOODS INC
filed 2003-02-03
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes [X]      No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
December 28, 2002.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value	250,006,502
Class B Common Stock, $0.10 Par Value	101,636,348

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended

	December 28, 2002	December 29, 2001

Sales	$5,802	$5,865
Cost of Sales	5,402	5,355

	400	510
Selling, General and Administrative	208	237
Other Charges	47	-

Operating Income	145	273
Other Expense:
Interest	79	79
Other	5	-

	84	79

Income Before Income Taxes	61	194
Provision for Income Taxes	22	67

Net Income	$39	$127

Weighted Average Shares Outstanding:
Basic	347	348
Diluted	354	355

Earnings Per Share:
Basic	$0.11	$0.36
Diluted	$0.11	$0.36

Cash Dividends Per Share:
Class A	$0.040	$0.040
Class B	$0.036	$0.036

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share data)

	(Unaudited)

	December 28, 2002	September 28, 2002
Assets
Current Assets:
Cash and cash equivalents	$76	$51
Accounts receivable, net	1,257	1,101
Inventories	1,876	1,885
Other current assets	137	107

Total Current Assets	3,346	3,144
Net Property, Plant and Equipment	4,020	4,038
Goodwill	2,633	2,633
Other Assets	544	557

Total Assets	$10,543	$10,372

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$276	$254
Trade accounts payable	806	755
Other current liabilities	1,100	1,084

Total Current Liabilities	2,182	2,093
Long-Term Debt	3,797	3,733
Deferred Income Taxes	641	643
Other Liabilities	246	241
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: issued 267 million shares at December 28, 2002 and September 28, 2002	27	27
Class B-authorized 900 million shares: issued 102 million shares at December 28, 2002 and September 28, 2002	10	10
Capital in excess of par value	1,878	1,879
Retained earnings	2,123	2,097
Accumulated other comprehensive loss	(48)	(49)

	3,990	3,964
Less treasury stock, at cost- 18 million shares at December 28, 2002 and 16 million shares at September 28, 2002	279	265
Less unamortized deferred compensation	34	37

Total Shareholders' Equity	3,677	3,662

Total Liabilities and Shareholders' Equity	$10,543	$10,372

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended

	December 28, 2002		December 29, 2001

Cash Flows From Operating Activities:
Net income	$39		$127
Depreciation and amortization	116		117
Plant closing-related charges	45		-
Deferred income taxes and other	(31)		60
Net changes in working capital	(124)		203

Cash Provided by Operating Activities	45		507

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(100)		(108)
Proceeds from sale of assets	7		-
Net change in investment in commercial paper	-		94
Net change in other assets and liabilities	11		(23)

Cash Used for Investing Activities	(82)		(37)

Cash Flows From Financing Activities:
Net change in debt	86		(428)
Purchase of treasury shares	(15)		(6)
Dividends and other	(15)		(13)

Cash Provided by (Used for) Financing Activities	56		(447)

Effect of Exchange Rate Change on Cash	6		(1)

Increase in Cash and Cash Equivalents	25		22
Cash and Cash Equivalents at Beginning of Period	51		70

Cash and Cash Equivalents at End of Period	$76	$	$92

See accompanying notes.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1:   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report for the fiscal year ended September 28, 2002. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of December 28, 2002 and September 28, 2002, and the results of operations and cash flows for the three months ended December 28, 2002 and December 29, 2001. The results of operations and cash flows for the three months ended December 28, 2002 and December 29, 2001 are not necessarily indicative of the results to be expected for the full year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148's amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 are effective for interim periods beginning after December 15, 2002. The Company will adopt this standard for its second quarter of fiscal year 2003. Unless the company elects to adopt the fair value recognition provisions of SFAS 123, adoption of SAS 148 will only require expanded disclosure to include the effect of stock-based compensation in interim reporting.

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods to conform to current presentations.

Note 2: OTHER CHARGES

In December 2002, the Company announced its intentions to close two poultry operations as part of its on-going plant rationalization efforts. Included in Other Charges on the consolidated condensed statement of income is an accrual of $47 million, reflecting estimated costs associated with this decision.

Note 3:   INVENTORIES

Processed products, livestock (excluding breeders) and supplies and other are valued at the lower of cost (first-in, first-out) or market. Breeders are stated at cost less amortization. Livestock includes live cattle, live chicken and live swine. Live chicken consists of broilers and breeders. Total inventory consists of the following (in millions):

	December 28, 2002	September 28, 2002

Processed products	$1,067	$1,112
Livestock	525	505
Supplies and other	284	268

Total inventory	$1,876	$1,885

Note 4:   PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	December 28, 2002	September 28, 2002

Land	$112	$111
Buildings and leasehold improvements	2,187	2,154
Machinery and equipment	3,552	3,419
Land improvements and other	187	185
Buildings and equipment under construction	330	414
	6,368	6,283
Less accumulated depreciation	2,348	2,245

Net property, plant and equipment	$4,020	$4,038

Note 5:   OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	December 28, 2002	September 28, 2002

Accrued salaries, wages and benefits	$266	$308
Self insurance reserves	228	225
Income taxes payable	234	202
Property and other taxes	69	52
Other	303	297

Total other current liabilities	$1,100	$1,084

Note 6:   LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	December 28, 2002	September 28, 2002

Commercial paper (2.00% effective rate at 12/28/02 and 2.17% effective rate at 9/28/02)	2002	$179	$24
Revolver	2003, 2005, 2006	-	-
Senior notes and Notes (rates ranging from 6% to 8.25%)	2002-2028	3,509	3,607
Accounts Receivable Securitization Debt (2.20% effective rate at 12/28/02 and 2.35% effective rate at 9/28/02)	2002	135	75
Institutional notes (10.84% effective rate at 12/28/02 and 9/28/02)	2002-2006	40	50
Leveraged equipment loans (rates ranging from 4.7% to 6.0%)	2005-2008	119	124
Other	Various	91	107

Total debt		4,073	3,987
Less current debt		276	254

Total long-term debt		$3,797	$3,733

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company is in compliance with these covenants at December 28, 2002.

In October 2001, the Company entered into a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of the Company's accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly owned consolidated subsidiary of the Company. TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to TRC's equity holders

The Company guarantees debt of outside third parties, which involve certain bank term loans, letters of credit, and grower loans, all of which are substantially collateralized by the underlying assets.  Terms of the underlying debt range from one to 12 years and the maximum potential amount of future payments as of December 28, 2002, was approximately $90 million.  The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease.  The terms of the lease maturities range from one to six years.  The maximum potential amount of the residual value guarantee is approximately $96 million, of which, approximately $24 million would be recoverable through various recourse provisions and and undeterminable recoverable amount based on the fair marked value of the underlying leased assets.  The likelihood of payments under these guarantees is not considered to be probable and accordingly, no liabilities have been recorded.

The Company has fully and unconditionally guaranteed $542 million of senior notes issued by IBP, a wholly owned subsidiary of the Company.

The following condensed consolidating financial information is provided for the Company, as guarantor, and for IBP, as issuer, as an alternative to providing separate financial statements for the issuer.

Condensed Consolidating Statement of Income (unaudited) for the three months ended December 28, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Sales	$1,977	$3,840	$(15)	$5,802
Cost of Sales	1,759	3,658	(15)	5,402

	218	182		400
Selling, General and Administrative	128	80		208
Other Charges	47	-		47

Operating Income	43	102		145
Interest and Other Expense	64	20		84

Income Before Income Taxes	(21)	82		61
Provision for Income Taxes	(8)	30		22

Net Income	$(13)	$52	$-	$39

Condensed Consolidating Statement of Income (unaudited) for the three months ended December 29, 2001

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Sales	$1,892	$3,981	$(8)	$5,865
Cost of Sales	1,621	3,742	(8)	5,355

	271	239		510
Selling, General and Administrative	131	106		237

Operating Income	140	133		273
Interest and Other Expense	58	21		79

Income Before Income Taxes	82	112		194
Provision for Income Taxes	25	42		67

Net Income	$57	$70	$-	$127

Condensed Consolidating Balance Sheet (unaudited) as of December 28, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$59	$17	$-	$76
Accounts receivable, net	953	690	(386)	1,257
Inventories	1,056	820		1,876
Other current assets	36	101		137

Total Current Assets	2,104	1,628	(386)	3,346
Net Property, Plant and Equipment	2,143	1,877		4,020
Goodwill	941	1,692		2,633
Other Assets	3,110	339	(2,905)	544

Total Assets	$8,298	$5,536	$(3,291)	$10,543

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$275	$1	$-	$276
Trade accounts payable	349	457		806
Other current liabilities	661	2,517	(2,078)	1,100

Total Current Liabilities	1,285	2,975	(2,078)	2,182
Long-Term Debt	3,225	572		3,797
Deferred Income Taxes	369	272		641
Other Liabilities	66	180		246
Shareholders' Equity	3,353	1,537	(1,213)	3,677

Total Liabilities and Shareholders' Equity	$8,298	$5,536	$(3,291)	$10,543

Condensed Consolidating Balance Sheet (unaudited) as of September 28, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$42	$9	$-	$51
Accounts receivable, net	896	610	(405)	1,101
Inventories	1,078	807		1,885
Other current assets	28	79		107

Total Current Assets	2,044	1,505	(405)	3,144
Net Property, Plant and Equipment	2,138	1,900		4,038
Goodwill	941	1,692		2,633
Other Assets	3,118	345	(2,906)	557

Total Assets	$8,241	$5,442	$(3,311)	$10,372

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$253	$1	$-	$254
Trade accounts payable	352	403		755
Other current liabilities	635	2,546	(2,097)	1,084

Total Current Liabilities	1,240	2,950	(2,097)	2,093
Long-Term Debt	3,160	573		3,733
Deferred Income Taxes	378	265		643
Other Liabilities	70	171		241
Shareholders' Equity	3,393	1,483	(1,214)	3,662

Total Liabilities and Shareholders' Equity	$8,241	$5,442	$(3,311)	$10,372

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended December 28, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$(13)	$52	$-	$39
Depreciation and amortization	72	44		116
Plant closing-related charges	45	-		45
Deferred income taxes and other	(23)	(8)		(31)
Net changes in working capital	(49)	(75)		(124)

Cash Provided by Operating Activities	32	13		45

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(79)	(21)		(100)
Proceeds from sale of assets	3	4		7
Net change in other assets and liabilities	1	10		11

Cash Used for Investing Activities	(75)	(7)		(82)

Cash Flows From Financing Activities:
Net change in debt	86	-		86
Purchase of treasury shares	(15)	-		(15)
Dividends and other	(15)	-		(15)

Cash Provided by Financing Activities	56	-		56

Effect of Exchange Rate Change on Cash	4	2		6

Increase in Cash and Cash Equivalents	17	8		25
Cash and Cash Equivalents at Beginning of Period	42	9		51

Cash and Cash Equivalents at End of Period	$59	$17	$-	$76

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended December 29, 2001

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$57	$70	$-	$127
Net changes in working capital	246	(43)		203
Depreciation and amortization	70	47		117
Deferred income taxes and other	36	24		60

Cash Provided by Operating Activities	409	98		507

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(61)	(47)		(108)
Net change in investment in commercial paper	94	-		94
Net change in other assets and liabilities	(29)	6		(23)

Cash Provided by (Used for) Investing Activities	4	(41)		(37)

Cash Flows From Financing Activities:
Net change in debt	(391)	(37)		(428)
Purchase of treasury shares	(6)	-		(6)
Dividends and other	(9)	(4)		(13)

Cash Used for Financing Activities	(406)	(41)		(447)

Effect of Exchange Rate Change on Cash	(1)	-		(1)

Increase in Cash and Cash Equivalents	6	16		22
Cash and Cash Equivalents at Beginning of Period	47	23		70

Cash and Cash Equivalents at End of Period	$53	$39	$-	$92

Note 7:   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended

	December 28, 2002	December 29, 2001

Net income	$39	$127
Other comprehensive income (loss)
Currency translation adjustment	-	3
Unrealized loss on investments	-	(1)
Derivative unrealized gain	2	1
Derivative gain (loss) recognized in cost of sales	(1)	1

Total comprehensive income	$40	$131

Other comprehensive income is net of tax benefit (expense) of $(0.8) million and $0.1 million for the three months ended December 28, 2002 and December 29, 2001, respectively.

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

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox v. Tyson in that the employees claim violations of the Fair Labor Standards Act for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plants in New Holland, Pennsylvania. Currently, there are approximately 500 additional current or former employees who have filed consents to join the lawsuit. The court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities. On July 17, 2002, the court granted the plaintiffs' motion to certify the state law claims. On September 23, 2002, the Third Circuit Court of Appeals agreed to hear the Company's petition to review the court's decision to certify the state law claims. No decision has been rendered. The Company believes it has substantial defenses to the claims made and intends to defend the case vigorously; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

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

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, Inc. and Tyson Foods, Inc., was filed in the United States District Court for the Middle District of Tennessee. Ten current and former hourly employees of IBP's case-ready facility in Goodlettsville, Tennessee filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming that the defendants have violated the overtime provisions of the FLSA. The suit alleges that the defendants have failed to pay employees for all hours worked from the plant's commencement of operations under IBP's control in April 2001. The Company acquired the plant as part of its merger with IBP. In particular, the suit alleges that employees should be paid for the time it takes to collect, assemble, and put on, take off and wash their health, safety, and production gear at the beginning and end of their shifts and during their meal period. The suit also alleges that the defendants deduct 30 minutes per day from employees' paycheck regardless of whether employees obtain a full 30-minute period for their meal. Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, an award of overtime compensation, liquidated damages, interest, litigation costs, and attorneys' fees. On January 10, 2003, another 31 employees from Tennessee filed consents to join the lawsuit as plaintiffs. On January 15, 2003, the defendants filed an answer to the complaint denying any liability. On January 14, 2003, the named plaintiffs filed a motion for expedited court-supervised notice to prospective class members. The motion seeks to conditionally certify a class of similarly situated employees at all of IBP's non-unionized facilities that have not been the subject of FLSA litigation. Defendants have not yet calculated the potential size of the class, and their opposition to the motion is not yet due. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

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

The Company has been advised by the U.S. Attorney's office for the Western District of Missouri that the government intends to seek indictment of the Company for alleged violations of the Clean Water Act related to activities at its Sedalia, Missouri facility. The Company has reached agreement "in principle" with the government to settle this matter and settlement documents are currently being negotiated. Liability with respect to this matter is expected to approximate amounts previously reserved, and thus, the Company does not expect any material adverse effect on its consolidated financial position or results or operations from this potential settlement.

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

On December 10, 2001, the City of Tulsa, Oklahoma and the Tulsa Metropolitan Utility Authority filed in the U.S. District Court for the Northern District of Oklahoma the case styled the The City of Tulsa and the Tulsa Municipal Utility Authority v. Tyson Foods, Inc., et al. against the Company, Cobb-Vantress, Inc., a wholly owned subsidiary of the Company, four other fully integrated poultry companies and the City of Decatur, Arkansas. With respect to the Company and Cobb-Vantress, Inc., the suit alleges that degradation of the Tulsa water supply is attributable, in whole or in part, to the non-point source run-off from the land application of poultry litter in the watershed feeding the lakes that act as the City of Tulsa's water supply, and that the Company and Cobb-Vantress, Inc. are, together with the other defendants named in the lawsuit, jointly and severally responsible for the alleged over application of poultry litter in the watershed. Dispositive motions have been filed by all parties which were heard by the court on January 3, 2003 and remain pending. Trial for this matter was originally scheduled to begin February 18, 2003; however, the court has continued the trial until March 24, 2003. The Company believes that the allegations in the complaint are unfounded and intends to vigorously defend the case.

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

On January 7, 2002, the Company filed a motion in the Delaware Court asking that court to vacate its Post-Trial Opinion on grounds of mootness or, in the alternative, to enter final judgment so that an appeal could be taken. The Delaware Court denied this motion on February 11, 2002, and the Company has appealed that decision, as well as the Post-Trial Opinion and certain earlier rulings by the Delaware Court, to the Delaware Supreme Court. Certain of the plaintiffs in the Delaware Federal Actions discussed below have filed a motion to dismiss the Company's appeal as untimely as to all matters except the Delaware Court's denial of the motion to vacate the Post-Trial Opinion. On July 24, 2002, the Delaware Supreme Court granted that partial motion to dismiss and directed that the balance of the appeal to go forward. Oral argument on the balance of the appeal was held on December 12, 2002, and the Court has not yet ruled.

On June 19, 2001, a purported Company stockholder commenced a derivative action in the Delaware Court entitled Alan Shapiro v. Barbara R. Allen, et al., C.A. No. 18967-NC seeking monetary damages on behalf of the Company, a nominal defendant, from the members of the Company's Board of Directors. The complaint alleges the directors violated their fiduciary duties by attempting to terminate the Merger Agreement. On July 17, 2001, the defendants moved to dismiss the complaint. On August 16, 2002, the plaintiff filed an Amended Complaint, and on September 3, 2002, the defendants renewed their motion to dismiss. A hearing on the defendants' motion to dismiss has been scheduled for March 19, 2003. The defendants intend to vigorously defend these claims.

Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP stock or traded in certain IBP options from March 29, 2001, when the Company announced its intention to terminate the Merger Agreement with IBP, and June 15, 2001, when the Delaware Court rendered its Post-Trial Opinion in the Consolidated Action. The actions, entitled Meyer v. Tyson Foods, Inc., et al., C.A. No. 01-425 SLR; Banyan Equity Mgt. v. Tyson Foods, Inc., et al., C.A. No. 01-426 GMS; Steiner v. Tyson Foods, Inc., et al., C.A. No. 01-462 GMS; Aetos Corp., et al. v. Tyson, et al., C.A. No. 01-463 GMS; Meyers, et al. v. Tyson Foods, Inc., et al., C.A. No. 01-480; Binsky v. Tyson Foods, Inc., et al., C.A. No. 01-495; Management Risk Trading LP v. Tyson Foods, Inc., et al., C.A. No. 01-496; and Stark Investments, L.P., et al. v. Tyson et al., C.A. No. 01-565 allege that the defendants violated federal securities laws by making, or causing to be made, false and misleading statements in connection with the Company's attempted termination of the Merger Agreement. The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation. On December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint. The plaintiffs allege that, as a result of the defendants' alleged conduct, the purported class members were harmed. On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint. By memorandum order dated October 23, 2002, the court granted in part and denied in part the defendants' motion to dismiss. Discovery is proceeding, and the defendants intend to vigorously defend the remaining claims.

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

In December 2001, the Company, two current employees and four former employees were indicted in the U. S. District Court in the Eastern District of Tennessee. The indictment alleges these six employees conspired to violate and did violate immigration laws involving approximately 15 named individuals at one of the Company's poultry processing facilities. The indictment also alleges that the Company utilized the services of temporary employment agencies in furtherance of the alleged conspiracy. The indictment seeks fines and forfeiture of amounts not specified. Trial for this matter is expected in February 2003. On January 17, 2003, two of the individual defendants plead guilty to one count of the 37 counts. The Company intends to vigorously defend this indictment and believes it has meritorious defenses to the government's theories of recovery; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

Consistent with the forfeiture theory advanced in the indictment referred to above, private plaintiffs filed the following three lawsuits.

On April 10, 2002, plaintiffs filed Trollinger, et al. vs. Tyson Foods, Inc., No. 4:02-cv-23 (E.D. Tenn.) in the U.S. District Court for the Eastern District of Tennessee (Winchester Division), a purported class-action lawsuit against Tyson, on behalf of all current and former employees of 15 named Tyson facilities who had been legally authorized to work in the United States. The complaint in that action asserts a claim against Tyson under the Racketeer Influence and Corrupt Organizations (RICO) statute. The complaint alleges that Tyson engaged in a scheme to depress its employees' wages by hiring illegal aliens and seeks unspecified trebled-damages. The Company has moved to dismiss the complaint. On July 17, 2002, the court granted the Company's Motion to Dismiss the case for failure to state a claim upon which relief could be granted. Plaintiffs have filed a Notice of Appeal. The matter has been fully briefed; however, no date for oral arguments has been set. The Company intends to vigorously defend these claims; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On March 6, 2002, plaintiffs filed Baker, et al. vs. IBP, inc., C.A. No. 02-4019 (C.D. Ill) in the U.S. District Court for the Central District of Illinois (Rock Island Division), a purported class-action lawsuit, on behalf of all current and former employees of IBP's Joslin, Illinois, facility who had been legally authorized to work in the United States. The complaint asserts a claim against IBP under the RICO statute. The complaint alleges that IBP engaged in a scheme to depress its employees' wages by hiring illegal aliens and seeks unspecified trebled-damages. The Company has moved to dismiss the complaint. On October 21, 2002, the court granted the Company's Motion to Dismiss the case for failure to state a claim upon which relief could be granted. Plaintiffs have filed a Notice of Appeal. The matter has been fully briefed; however, no date for oral arguments has been set. The Company intends to vigorously defend these claims; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On April 17, 2002, plaintiff Cynthia Cruz filed Cruz vs. Tyson Foods, Inc., C.A. No. 02 C 2761 (N.D. Ill.), a purported class-action lawsuit against Tyson and others on behalf of all persons with Hispanic surnames whose identities and social security numbers were allegedly "stolen" and misused by the named defendants. The complaint asserts a claim under the RICO statute, a claim for violation of the federal civil rights statute, and common-law claims for defamation, violation of privacy and property rights, fraud, and tortious interference with contract. As of this date, the Company has moved to dismiss this action. The matter has been fully briefed; however, no date for oral arguments has been set. The Company intends to vigorously defend these claims; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

In July 1996, certain cattle producers filed Henry Lee Pickett, et al vs. IBP, inc. in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The Court approved this narrower class in April 1999. The 11th Circuit Court of Appeals reversed the District Court decision to certify a class on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. The plaintiffs then filed pleadings seeking to certify an amended class. The Court denied the plaintiffs' motion on October 17, 2000. Plaintiffs' motion for reconsideration of the judge's decision was denied, and plaintiffs then asked the Court to certify a class of cattle producers who have sold exclusively to IBP on a cash market basis, which the Court granted in December 2001. In January 2002, IBP filed a petition with the 11th Circuit Court of Appeals seeking permission to appeal the class certification decision, which the Circuit Court of Appeals denied on March 5, 2002. The District Court has set a schedule for completing the format of the class notice mailing. No trial date has been set. IBP has filed motions for summary judgment on both liability and damages filed with the District Court, which are now pending. Plaintiffs have claimed damages in the case in excess of $500,000,000. Management believes IBP has acted properly and lawfully in its dealings with cattle producers and intends to vigorously defend this case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

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

On September 12, 2002, 82 individual plaintiffs filed Michael Archer, et al. v. Tyson Foods, Inc. and The Pork Group, Inc., CIV 2002-497, in the Circuit Court of Pope County, Arkansas. On August 18, 2002, the Company announced a restructuring of its live swine operations which, among other things, will result in the discontinuance of relationships with 132 contract hog producers, including the plaintiffs. In their complaint, the plaintiffs allege that the Company committed fraud and should be promissorily estopped from terminating the parties' relationship. The plaintiffs seek compensatory and punitive damages in an unspecified amount. The Company has filed a motion to Stay All Proceedings and Compel Arbitration. The plaintiffs have responded to the Motion to Compel and rejected arbitration. A hearing on the arbitration issue was held on January 23, 2003; however, no decision was rendered. Discovery has not begun. The Company intends to vigorously defend these claims; however, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

The Company is pursuing various antitrust claims relating to vitamins, methionine and choline. In the first quarter of 2003 the Company received approximately $28 million in partial settlement of these claims. In addition, the Company has received approximately $78 million in the second quarter of 2003. Additional settlements are anticipated. Amounts received for these claims are recorded as income only upon receipt of settlement proceeds.

Other Matters The Company is subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of its business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

Note 9:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended

	December 28, 2002	December 29, 2001

Numerator:
Net income	$39	$127

Denominator:
Denominator for basic earnings per share-
Weighted average shares	347	348
Effect of dilutive securities:
Stock options and restricted stock	7	7
Denominator for diluted earnings per share-
Adjusted weighted average shares and
Assumed conversions	354	355

Basic earnings per share	$0.11	$0.36

Diluted earnings per share	$0.11	$0.36

Approximately 10 million shares of the Company's option shares outstanding at December 28, 2002 were antidilutive and were not included in the dilutive earnings per share calculation for the first quarter.

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

Other segment includes the logistics group and other corporate groups not identified with specific protein groups.

Information on segments and a reconciliation to income before taxes on income are as follows, (in millions):

	Three Months Ended

	December 28, 2002	December 29, 2001
Sales:
Beef	$2,715	$2,548
Chicken	1,795	1,773
Pork	594	689
Prepared Foods	684	836
Other	14	19

Total Sales	$5,802	$5,865

Operating income:
Beef	47	49
Chicken	13	138
Pork	24	47
Prepared Foods	29	31
Other	32	8

Total Operating income	145	273

Other expense	84	79

Income before income taxes	$61	$194

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings for the first quarter of fiscal 2003 were $39 million or $0.11 per share compared to $127 million or $0.36 per share for the first quarter of fiscal 2002. First quarter fiscal 2003 earnings include $47 million of costs related to the closing of two poultry operations. Additionally, earnings were adversely affected by a sluggish U.S. economy, increased grain costs, lower market prices caused by an oversupply of all meat proteins, as well as continued pressures in international markets. These decreases were partially offset by $28 million received in connection with ongoing vitamin antitrust litigation and improvements to product mix.

First Quarter of Fiscal 2003 vs. First Quarter of Fiscal 2002

Sales decreased 1.1%, with a slight increase in volume and a 1.5% decrease in price.

Cost of sales increased $47 million or 0.9%. As a percent of sales, cost of sales increased to 93.1% from 91.3%. This increase was due largely to higher beef live costs and increases in grain costs in the chicken segment.

Selling, general and administrative expenses decreased $29 million. As a percentage of sales, selling, general and administrative expenses decreased to 3.6% from 4.0%. This resulted primarily from savings in general and administrative expenses associated with the ongoing integration of IBP and Tyson corporate functions, and the sale of Specialty Brands in the fourth quarter of fiscal 2002.

Other charges include costs associated with the announced closing of two poultry operations.

Interest expense remained flat from the same period last year. The net average interest rate increased to 7.7% from 6.8% primarily due to an increase of $6 million in interest expense as a result of bonds repurchased. Average total debt decreased $491 million.

Beef segment first quarter sales increased $167 million or 6.6% from the same period last year, with a 3.7% increase in average sales prices and a 2.7% increase in volume. Case-ready beef sales were $200 million and increased 14.3%, fresh meat beef sales increased 5.2% and international beef sales increased 10.4%. Beef segment operating income decreased $2 million. The beef segment sales increases were more than offset by higher live cattle prices, thus resulting in decreased operating income.

Chicken segment first quarter sales increased $22 million or 1.2% from the same period last year, with a slight decrease in average sales prices and a 1.3% increase in volume. Foodservice chicken sales increased 11.7%, retail chicken sales decreased 3.5% and international chicken sales decreased 25.5%. First quarter sales of the Company's Mexican subsidiary increased 16.7% from the same period last year. This increase was more than offset by decreases in other international sales demand as markets continue to be impacted by import restrictions and political pressures primarily in Russia and China. Chicken segment operating income decreased $125 million from the same period last year primarily due to increased grain costs, plant closing costs and lower market prices which continue to be impacted by an oversupply of meat.

Pork segment first quarter sales decreased $95 million or 13.8% from the same period last year, with a 12.0% decrease in average sales prices and a 2.0% decrease in volume. Case-ready pork sales were $42 million and increased 44.3%, fresh meat pork sales decreased 14.2% and international pork sales decreased 20.9%. Pork segment operating income decreased $23 million. The declines in sales and operating income are primarily due to the completion of our live swine restructuring and lower average selling prices for our finished product which were partially offset by a reduction in live hog prices.

Prepared Foods segment first quarter sales decreased $152 million or 18.1% from the same period last year with a 10.6% decrease in average sales prices and an 8.4% decrease in volume. Sales declined due to product and plant rationalization, the sale of the Company's Specialty Brands, Inc. subsidiary, which accounted for $58 million in sales last year, and the effect of lower raw material costs on pricing. Segment operating income decreased $2 million.

Other segment operating income increased $24 million primarily due to the partial settlement of $28 million received in the first quarter of fiscal 2003 related to ongoing vitamin antitrust litigation.

FINANCIAL CONDITION

For the three months ended December 28, 2002, net cash totaling $45 million was provided by operating activities. The decrease from the same period last year is due to a decrease in net income of $88 million and a net change in the working capital effect of $327 million. The Company used cash from operations and borrowings to fund $100 million of property, plant and equipment additions and to repurchase $15 million of the Company's Class A common stock in the open market. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities. Capital spending for fiscal 2003 is expected to be in the range of $400-$450 million.

At December 28, 2002, working capital was $1.2 billion compared to $1.1 billion at 2002 fiscal year end, an increase of $113 million. The current ratio at December 28, 2002 and September 28, 2002 was 1.5 to 1. At December 28, 2002, total debt was 52.6% of total capitalization compared to 52.1% at September 28, 2002.

Total debt at December 28, 2002, was $4,073 million, an increase of $86 million from September 28, 2002. The Company has unsecured revolving credit agreements totaling $1 billion that support the Company's commercial paper program. These $1 billion in facilities consist of $200 million that expires in June 2003, $300 million that expires in June 2005 and $500 million that expires in September 2006. At December 28, 2002, there were no amounts outstanding under these facilities. Outstanding debt at December 28, 2002 consisted of $3.5 billion of debt securities, $135 million issued under accounts receivable securitization debt, $179 million of commercial paper and other indebtedness of $250 million.

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company is in compliance with these covenants at December 28, 2002.

The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows provided by operating activities. Additionally at December 28, 2002, the Company had borrowing capacity of $1.3 billion consisting of $652 million available under its $1 billion unsecured revolving credit agreements and $615 million under its $750 million accounts receivable securitization.

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

Financial instruments The Company uses derivative financial instruments to manage its exposure to various market risks, including certain livestock, interest rates and grain and feed costs. The Company may hold positions as economic hedges for which hedge accounting is not applied

Contingent liabilities The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, cattle procurement, securities, environmental, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after considerable analysis of each individual issue. These reserves may change in the future due to changes in the Company's assumptions, the effectiveness of strategies, or other factors beyond the Company's control.

Accrued self insurance Insurance expense for casualty claims and employee-related health care benefits are estimated using historical experience and actuarial estimates. The assumptions used to arrive at periodic expenses are reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

Impairment of long-lived assets The Company is required to assess potential impairments to its long-lived assets, which is primarily property, plant and equipment. If impairment indicators are present, the Company must measure the fair value of the assets in accordance with SFAS 144 to determine if adjustments are to be recorded.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risks

Please refer to the Company's market risk disclosures set forth in the 2002 Annual Report filed on Form 10-K for a more detailed discussion of quantitative and qualitative disclosures about market risk. The Company's market risk disclosures have not changed significantly from the 2002 Annual Report.

Item 4.   Controls and Procedures

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

(b)     Changes in Internal Controls.

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

(b) Reports on Form 8-K:

None

EXHIBIT INDEX

The following exhibit is filed with this report.

Exhibit No.	Exhibit Description	Page
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32

99.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: January 31, 2003	/s/ Steven Hankins
Steven Hankins
Executive Vice President and
Chief Financial Officer

Date: January 31, 2003	/s/ Rodney S. Pless
Rodney S. Pless
Senior Vice President, Controller and
Chief Accounting Officer

CERTIFICATIONS

I, John Tyson, Chairman and Chief Executive Officer of Tyson Foods, Inc., certify that:

        1.        I have reviewed this quarterly report on Form 10-Q of Tyson Foods, Inc.;

        2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 31, 2003

/s/ John Tyson
John Tyson
Chairman and Chief Executive Officer

I, Steven Hankins, Executive Vice President and Chief Financial Officer of Tyson Foods, Inc., certify that:

        1.        I have reviewed this quarterly report on Form 10-Q of Tyson Foods, Inc.;

        2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 31, 2003

/s/ Steven Hankins
Steven Hankins
Executive Vice President and Chief Financial Officer