Form 10-Q
period 2003-03-29
TYSON FOODS INC
filed 2003-05-13
CIK 100493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).             Yes [X]      No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of  March 29, 2003

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value	249,127,440
Class B Common Stock, $0.10 Par Value	101,636,348

TYSON FOODS, INC.
INDEX

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Sales	$5,845	$5,839	$11,647	$11,704
Cost of Sales	5,465	5,442	10,867	10,797

	380	397	780	907
Selling, General and Administrative	197	218	405	455
Other Charges	-	-	47	-

Operating Income	183	179	328	452
Other Expense:
Interest	71	76	150	155
Other	1	-	6	-

	72	76	156	155

Income before Income Taxes	111	103	172	297
Provision for Income Taxes	39	38	61	105

Net Income	$72	$65	$111	$192

Weighted Average Shares Outstanding:
Basic	346	348	346	348
Diluted	352	355	353	355
Earnings Per Share:
Basic	$0.21	$0.19	$0.32	$0.55
Diluted	$0.20	$0.18	$0.31	$0.54

Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.080	$0.080
Class B	$0.036	$0.036	$0.072	$0.072

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share data)

	(Unaudited)

	March 29, 2003	September 28, 2002

Assets
Current Assets:
Cash and cash equivalents	$71	$51
Accounts receivable, net	1,178	1,101
Inventories	1,866	1,885
Other current assets	111	107

Total Current Assets	3,226	3,144
Net Property, Plant and Equipment	3,993	4,038
Goodwill	2,634	2,633
Intangible Assets	186	190
Other Assets	324	367

Total Assets	$10,363	$10,372

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$137	$254
Trade accounts payable	749	755
Other current liabilities	1,084	1,084

Total Current Liabilities	1,970	2,093
Long-Term Debt	3,769	3,733
Deferred Income Taxes	646	643
Other Liabilities	240	241
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: issued 267 million shares at March 29, 2003 and September 28, 2002	27	27
Class B-authorized 900 million shares: issued 102 million shares at March 29, 2003 and September 28, 2002	10	10
Capital in excess of par value	1,876	1,879
Retained earnings	2,181	2,097
Accumulated other comprehensive loss	(36)	(49)

	4,058	3,964
Less treasury stock, at cost- 18 million shares at March 29, 2003 and 16 million shares at September 28, 2002	287	265
Less unamortized deferred compensation	33	37

Total Shareholders' Equity	3,738	3,662

Total Liabilities and Shareholders' Equity	$10,363	$10,372

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Cash Flows From Operating Activities:
Net income	$72	$65	$111	$192
Depreciation and amortization	112	115	228	232
Plant closing-related charges	(23)	-	22	-
Deferred income taxes and other	31	(2)	-	58
Net changes in working capital	53	4	(71)	207

Cash Provided by Operating Activities	245	182	290	689

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(82)	(132)	(182)	(240)
Proceeds from sale of assets	4	2	11	2
Net change in investment in commercial paper	-	-	-	94
Net changes in other assets and liabilities	26	(30)	37	(53)

Cash Used for Investing Activities	(52)	(160)	(134)	(197)

Cash Flows From Financing Activities:
Net change in debt	(167)	(47)	(81)	(475)
Purchases of treasury shares	(14)	(4)	(29)	(10)
Dividends and other	(14)	(16)	(29)	(29)

Cash Used for Financing Activities	(195)	(67)	(139)	(514)

Effect of Exchange Rate Change on Cash	(3)	3	3	2

Increase (Decrease) in Cash and Cash Equivalents	(5)	(42)	20	(20)

Cash and Cash Equivalents at Beginning of Period	76	92	51	70

Cash and Cash Equivalents at End of Period	$71	$50	$71	$50

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

Management believes the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of March 29, 2003, and September 28, 2002, and the results of operations and cash flows for the three months and six months ended March 29, 2003, and March 30, 2002.  The results of operations and cash flows for the three months and six months ended March 29, 2003, and March 30, 2002 are not necessarily indicative of the results to be expected for the full year.

STOCK OPTIONS

On December 29, 2002, the Company adopted Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148).  SFAS 148, which amended FASB Statement No. 123, "Accounting for Stock-Based Compensation," does not require use of the fair value method of accounting for stock-based employee compensation.  The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans.  Accordingly, no compensation expense was recognized for its stock option plans.  Had compensation cost for the employee stock option plans been determined based on the fair value method of accounting for the Company's stock option plans, the tax-effected impact would be as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net Income
As reported	$72	$65	$111	$192
Pro forma	71	65	109	191
Earnings per share
As reported
Basic	0.21	0.19	0.32	0.55
Diluted	0.20	0.18	0.31	0.54
Pro forma
Basic	0.20	0.19	0.31	0.55
Diluted	0.20	0.18	0.31	0.54

Pro forma net income reflects only options granted after fiscal 1995.  Additionally, the pro forma disclosures are not likely to be representative of the effects on net income for the full year or future years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (the Interpretation).  The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.  The interpretation is immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of fiscal 2003 for those created prior to February 1, 2003.  The Company believes the adoption of the Interpretation will not have a material impact on its financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods to conform to current presentations.

Note 2:  OTHER CHARGES

In December 2002, the Company began the closing of two poultry operations as part of its ongoing plant rationalization efforts.  The closed poultry operations were located in Stilwell, Oklahoma and Jacksonville, Florida.  The Stilwell poultry processing facility employed approximately 400 people and produced deboned leg meat targeted primarily to international markets.  The Jacksonville poultry operation employed approximately 550 people and included a hatchery, a feed mill, live production and a processing facility.  Both the Stilwell and Jacksonville operations ceased operating in January 2003, however miscellaneous closing costs and resolution of the Company's obligations under grower contracts are continuing.  In the first quarter of fiscal 2003, the Company recorded $47 million of costs related to the closing of the plants which included estimated impairment charges for assets to be disposed of and estimated liabilities for the resolution of the Company's obligations under grower contracts, employee terminations benefits and other related costs associated with the closing of the plants.  The costs are included in Other Charges on the consolidated condensed statements of income.

Note 3:   INVENTORIES

Processed products, livestock (excluding breeders) and supplies and other are valued at the lower of cost (first-in, first-out) or market.  Livestock includes live cattle, live chicken and live swine.  Cost includes purchased raw materials, live costs, growout costs, labor, and manufacturing and production overhead which are related to the purchase and production of inventories.  Live chicken consists of broilers and breeders.  Breeders are stated at cost less amortization.  The costs associated with breeders, including breeder chicks, feed, and medicine, are accumulated up to the production stage and amortized over the life of the flock using a standard unit of production.  Total inventory consists of the following (in millions):

	March 29, 2003	September 28, 2002

Processed products	$1,069	$1,112
Livestock	515	505
Supplies and other	282	268

Total inventory	$1,866	$1,885

Note 4:   PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	March 29, 2003	September 28, 2002

Land	$112	$111
Buildings and leasehold improvements	2,211	2,154
Machinery and equipment	3,624	3,419
Land improvements and other	181	185
Buildings and equipment under construction	305	414

	6,433	6,283
Less accumulated depreciation	2,440	2,245

Net property, plant and equipment	$3,993	$4,038

Note 5:   OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	March 29, 2003	September 28, 2002

Accrued salaries, wages and benefits	$250	$308
Self insurance reserves	229	225
Income taxes payable	250	202
Property and other taxes	55	52
Other	300	297

Total other current liabilities	$1,084	$1,084

Note 6:   LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	March 29, 2003	September 28, 2002

Commercial paper (1.66% effective rate at 3/29/03 and 2.17% effective rate at 9/28/02)	2003	$133	$24
Revolving Credit Facilities	2003, 2005, 2006	-	-
Senior notes and Notes (rates ranging from 6% to 8.25%)	2004-2028	3,360	3,607
Accounts Receivable Securitization Debt (2.09% effective rate at 3/29/03 and 2.35% effective rate at 9/28/02)	2003	180	75
Institutional notes (10.84% effective rate at 3/29/03 and 9/28/02)	2003-2006	40	50
Leveraged equipment loans (rates ranging from 4.7% to 6.0%)	2005-2008	115	124
Other	Various	78	107

Total debt		3,906	3,987
Less current debt		137	254

Total long-term debt		$3,769	$3,733

The revolving credit facilities, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company is in compliance with these covenants at March 29, 2003.

The Company has entered into a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables.  The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers.  Under this agreement, substantially all of the Company's accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly owned consolidated subsidiary of the Company.  TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC's equity holder.

The Company guarantees debt of outside third parties, which involve certain bank term loans, letters of credit, and grower loans, all of which are substantially collateralized by the underlying assets.  Terms of the underlying debt range from one to 12 years and the maximum potential amount of future payments as of March 29, 2003, was $95 million.  The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to six years.  The maximum potential amount of the residual value guarantees is approximately $102 million, of which, approximately $30 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets.  The likelihood of payments under these guarantees is not considered to be probable and accordingly, no liabilities have been recorded.

The Company has fully and unconditionally guaranteed $542 million of senior notes issued by IBP, inc. (IBP), a wholly owned subsidiary of the Company.

The following condensed consolidating financial information is provided for the Company, as guarantor, and for IBP, as issuer, as an alternative to providing separate financial statements for the issuer.

Condensed Consolidating Statement of Income (unaudited) for the three months ended March 29, 2003

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Sales	$1,990	$3,858	$(3)	$5,845
Cost of Sales	1,717	3,751	(3)	5,465

	273	107		380
Selling, General and Administrative	123	74		197

Operating Income	150	33		183
Interest and Other Expense	53	19		72

Income Before Income Taxes	97	14		111
Provision for Income Taxes	35	4		39

Net Income	$62	$10	$-	$72

Condensed Consolidating Statement of Income (unaudited) for the three months ended March 30, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Sales	$1,915	$3,930	$(6)	$5,839
Cost of Sales	1,688	3,760	(6)	5,442

	227	170		397
Selling, General and Administrative	122	96		218

Operating Income	105	74		179
Interest and Other Expense	57	19		76

Income Before Income Taxes	48	55		103
Provision for Income Taxes	18	20		38

Net Income	$30	$35	$-	$65

Condensed Consolidating Statement of Income (unaudited) for the six months ended March 29, 2003

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Sales	$3,967	$7,698	$(18)	$11,647
Cost of Sales	3,476	7,409	(18)	10,867

	491	289		780
Selling, General and Administrative	251	154		405
Other Charges	47	-		47

Operating Income	193	135		328
Interest and Other Expense	117	39		156

Income Before Income Taxes	76	96		172
Provision for Income Taxes	27	34		61

Net Income	$49	$62	$-	$111

Condensed Consolidating Statement of Income (unaudited) for the six months ended March 30, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Sales	$3,807	$7,911	$(14)	$11,704
Cost of Sales	3,309	7,502	(14)	10,797

	498	409		907
Selling, General and Administrative	253	202		455

Operating Income	245	207		452
Interest and Other Expense	115	40		155

Income Before Income Taxes	130	167		297
Provision for Income Taxes	43	62		105

Net Income	$87	$105	$-	$192

Condensed Consolidating Balance Sheet (unaudited) as of March 29, 2003

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$60	$11	$-	$71
Accounts receivable, net	867	636	(325)	1,178
Inventories	1,020	846		1,866
Other current assets	19	92		111

Total Current Assets	1,966	1,585	(325)	3,226
Net Property, Plant and Equipment	2,135	1,858		3,993
Goodwill	942	1,692		2,634
Intangible Assets	-	186		186
Other Assets	3,098	131	(2,905)	324

Total Assets	$8,141	$5,452	$(3,230)	$10,363

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$136	$1	$-	$137
Trade accounts payable	360	389		749
Other current liabilities	613	2,488	(2,017)	1,084

Total Current Liabilities	1,109	2,878	(2,017)	1,970
Long-Term Debt	3,199	570		3,769
Deferred Income Taxes	380	266		646
Other Liabilities	62	178		240
Shareholders' Equity	3,391	1,560	(1,213)	3,738

Total Liabilities and Shareholders' Equity	$8,141	$5,452	$(3,230)	$10,363

Condensed Consolidating Balance Sheet (unaudited) as of September 28, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$42	$9	$-	$51
Accounts receivable, net	896	610	(405)	1,101
Inventories	1,078	807		1,885
Other current assets	28	79		107

Total Current Assets	2,044	1,505	(405)	3,144
Net Property, Plant and Equipment	2,138	1,900		4,038
Goodwill	941	1,692		2,633
Intangible Assets	-	190		190
Other Assets	3,118	155	(2,906)	367

Total Assets	$8,241	$5,442	$(3,311)	$10,372

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$253	$1	$-	$254
Trade accounts payable	352	403		755
Other current liabilities	635	2,546	(2,097)	1,084

Total Current Liabilities	1,240	2,950	(2,097)	2,093
Long-Term Debt	3,160	573		3,733
Deferred Income Taxes	378	265		643
Other Liabilities	70	171		241
Shareholders' Equity	3,393	1,483	(1,214)	3,662

Total Liabilities and Shareholders' Equity	$8,241	$5,442	$(3,311)	$10,372

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended March 29, 2003

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$62	$10	$-	$72
Depreciation and amortization	63	49		112
Plant closing-related charges	(23)	-		(23)
Deferred income taxes and other	29	2		31
Net changes in working capital	109	(56)		53

Cash Provided by Operating Activities	240	5		245

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(61)	(21)		(82)
Proceeds from sale of assets	3	1		4
Net change in other assets and liabilities	12	14		26

Cash Used for Investing Activities	(46)	(6)		(52)

Cash Flows From Financing Activities:
Net change in debt	(163)	(4)		(167)
Purchase of treasury shares	(14)	-		(14)
Dividends and other	(14)	-		(14)

Cash Used for Financing Activities	(191)	(4)		(195)

Effect of Exchange Rate Change on Cash	(2)	(1)		(3)

Increase (Decrease) in Cash and Cash Equivalents	1	(6)		(5)
Cash and Cash Equivalents at Beginning of Period	59	17		76

Cash and Cash Equivalents at End of Period	$60	$11	$-	$71

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended March 30, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$30	$35	$-	$65
Depreciation and amortization	77	38		115
Deferred income taxes and other	(2)	-		(2)
Net changes in working capital	1	3		4

Cash Provided by Operating Activities	106	76		182

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(84)	(48)		(132)
Net change in other assets and liabilities	(21)	(7)		(28)

Cash Used for Investing Activities	(105)	(55)		(160)

Cash Flows From Financing Activities:
Net change in debt	(3)	(44)		(47)
Purchase of treasury shares	(4)	-		(4)
Dividends and other	(17)	1		(16)

Cash Used for Financing Activities	(24)	(43)		(67)

Effect of Exchange Rate Change on Cash	4	(1)		3

Decrease in Cash and Cash Equivalents	(19)	(23)		(42)
Cash and Cash Equivalents at Beginning of Period	53	39		92

Cash and Cash Equivalents at End of Period	$34	$16	$-	$50

Condensed Consolidating Statement of Cash Flows (unaudited) for the six months ended March 29, 2003

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$49	$62	$-	$111
Depreciation and amortization	135	93		228
Plant closing-related charges	22	-		22
Deferred income taxes and other	6	(6)		-
Net changes in working capital	60	(131)		(71)

Cash Provided by Operating Activities	272	18		290

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(140)	(42)		(182)
Proceeds from sale of assets	6	5		11
Net change in other assets and liabilities	13	24		37

Cash Used for Investing Activities	(121)	(13)		(134)

Cash Flows From Financing Activities:
Net change in debt	(77)	(4)		(81)
Purchase of treasury shares	(29)	-		(29)
Dividends and other	(29)	-		(29)

Cash Used for Financing Activities	(135)	(4)		(139)

Effect of Exchange Rate Change on Cash	2	1		3

Increase in Cash and Cash Equivalents	18	2		20
Cash and Cash Equivalents at Beginning of Period	42	9		51

Cash and Cash Equivalents at End of Period	$60	$11	$-	$71

Condensed Consolidating Statement of Cash Flows (unaudited) for the six months ended March 30, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$87	$105	$-	$192
Depreciation and amortization	147	85		232
Deferred income taxes and other	34	24		58
Net changes in working capital	247	(40)		207

Cash Provided by Operating Activities	515	174		689

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(145)	(95)		(240)
Net change in investment in commercial paper	94	-		94
Net change in other assets and liabilities	(50)	(1)		(51)

Cash Used for Investing Activities	(101)	(96)		(197)

Cash Flows From Financing Activities:
Net change in debt	(394)	(81)		(475)
Purchase of treasury shares	(10)	-		(10)
Dividends and other	(26)	(3)		(29)

Cash Used for Financing Activities	(430)	(84)		(514)

Effect of Exchange Rate Change on Cash	3	(1)		2

Decrease in Cash and Cash Equivalents	(13)	(7)		(20)
Cash and Cash Equivalents at Beginning of Period	47	23		70

Cash and Cash Equivalents at End of Period	$34	$16	$-	$50

Note 8:   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net Income	$72	$65	$111	$192
Other comprehensive income (loss)
Currency translation adjustment	10	4	10	7
Unrealized loss on investments	-	-	-	(1)
Derivative unrealized gain	-	1	2	2
Derivative gain recognized in cost of sales	2	1	1	2

Total comprehensive income	$84	$71	$124	$202

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Income tax benefit (expense):
Currency translation adjustment	$-	$-	$-	$-
Unrealized loss on investments	-	-	-	0.7
Derivative unrealized gain	(0.3)	(0.5)	(1.4)	(0.8)
Derivative gain recognized in cost of sales	(1.1)	(0.4)	(0.8)	(0.8)

Total income tax expense	$(1.4)	$(0.9)	$(2.2)	$(0.9)

Note 9:   CONTINGENCIES

Listed below are certain claims made against the Company and its subsidiaries.  In the Company's opinion, it has made appropriate and adequate reserves and accruals where necessary; however, the ultimate liability for these matters is uncertain and if accruals and reserves are not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations of the Company.  The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

Wage and Hour/ Labor Matters   In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues.  As part of this investigation, the DOL inspected 14 of the Company's processing facilities.  On May 9, 2002, the Secretary of Labor filed a civil complaint against the Company in the U.S. District Court for the Northern District of Alabama.  The complaint alleges that the Company violated the overtime provisions of the federal Fair Labor Standards Act (FLSA) at the Company's chicken-processing facility in Blountsville, Alabama.  The complaint does not contain a definite statement of what acts constituted alleged violations of the statute.  The Secretary of Labor seeks back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the Complaint, an additional amount in liquidated damages, and an injunction against future violations at that facility and all other facilities operated by the Company.  The Company has filed its initial answer and discovery has commenced.

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox v. Tyson) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the FLSA.  The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company. At filing 159 current and/or former employees consented to join the lawsuit and, to date, approximately 5,000 consents have been filed with the court. Discovery in this case is ongoing. A hearing was held on March 6, 2000, to consider the plaintiff's request for collective action certification and court-supervised notice. No decision has been rendered.

Substantially similar suits have been filed against several other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v. Tyson and the other lawsuits.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox v. Tyson in that the employees claim violations of the FLSA for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law.  Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania. Currently, there are approximately 500 additional current or former employees who have filed consents to join the lawsuit. The court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities.  On July 17, 2002, the court granted the plaintiffs' motion to certify the state law claims.  On September 23, 2002, the Third Circuit Court of Appeals agreed to hear the Company's petition to review the court's decision to certify the state law claims.  No decision has been rendered.

On November 5, 2001, a lawsuit entitled Maria Chavez, et al. vs. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. was filed in the U.S. District Court for the Eastern District of Washington against IBP, inc. (IBP) and the Company by several employees of IBP's Pasco, Washington, beef slaughter and processing facility alleging various violations of the FLSA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The lawsuit alleges IBP and/or the Company required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege that similar prior litigation entitled Alvarez, et al. vs. IBP, which resulted in a $3.1 million final judgment against IBP, supports a claim of collateral estoppel and/or is res judicata as to the issues raised in this new litigation.  IBP filed a timely Notice of Appeal and will vigorously pursue reversal of the Alvarez judgment before the Ninth Circuit Court of Appeals.  Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but the U.S. District Court for the Eastern District of Washington granted  plaintiff's  motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23.  A trial date of September 7, 2004 has been set by the court.

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, Inc. and Tyson Foods, Inc., was filed in the United States District Court for the Middle District of Tennessee.  Ten current and former hourly employees of IBP's case-ready facility in Goodlettsville, Tennessee filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming that the defendants have violated the overtime provisions of the FLSA.  The suit alleges that the defendants have failed to pay employees for all hours worked from the plant's commencement of operations under IBP's control in April 2001.  The Company acquired the plant as part of its acquisition of IBP.  In particular, the suit alleges that employees should be paid for the time it takes to collect, assemble, and put on, take off and wash their health, safety, and production gear at the beginning and end of their shifts and during their meal period.  The suit also alleges that the defendants deduct 30 minutes per day from employees' paycheck regardless of whether employees obtain a full 30-minute period for their meal.  Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, an award of overtime compensation, liquidated damages, interest, litigation costs, and attorneys' fees.  On January 10, 2003, another 31 employees from Tennessee filed consents to join the lawsuit as plaintiffs.  On January 15, 2003, the defendants filed an answer to the complaint denying any liability. On January 14, 2003, the named plaintiffs filed a motion for expedited court-supervised notice to prospective class members.  The motion seeks to conditionally certify a class of similarly situated employees at all of IBP's non-unionized facilities that have not been the subject of FLSA litigation.  Plaintiffs seek to include all non-exempt employees that have worked at the facility since its opening on April 1, 2001.  Defendants have not filed a response to the motion.

Environmental Matters  The Company has been advised by the U.S. Attorney's office for the Western District of Missouri that the government intends to seek indictment of the Company for alleged violations of the Clean Water Act related to activities at its Sedalia, Missouri facility.  The Company has reached an agreement "in principle" with the government to settle this matter and settlement documents are currently being negotiated.  Liability with respect to this matter is expected to approximate amounts previously reserved, and thus, the Company does not expect any material adverse effect on its consolidated financial position or results of operations from this potential settlement.

On October 23, 2001, a putative class action lawsuit was filed in the District Court for Mayes County, Oklahoma, against the Company by R. Lynn Thompson and Deborah S. Thompson on behalf of all owners of Grand Lake O' the Cherokee's littoral (lake front) property. The suit alleges that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake.  Simmons Foods, Inc. ("Simmons") and Peterson Farms, Inc. have been served with an amended complaint.  The Company and Simmons are seeking leave to file a third party complaint against entities that contribute wastes and wastewater into Grand Lake.

On December 10, 2001, the City of Tulsa, Oklahoma and the Tulsa Metropolitan Utility Authority filed in the U.S. District Court for the Northern District of Oklahoma the case styled the The City of Tulsa and the Tulsa Municipal Utility Authority v. Tyson Foods, Inc., et al. against the Company, Cobb-Vantress, Inc., a wholly owned subsidiary of the Company, four other fully integrated poultry companies and the City of Decatur, Arkansas.  With respect to the Company and Cobb-Vantress, Inc., the suit alleges that degradation of the Tulsa water supply is attributable, in whole or in part, to the non-point source run-off from the land application of poultry litter in the watershed feeding the lakes that act as the City of Tulsa's water supply, and that the Company and Cobb-Vantress, Inc. are, together with the other defendants named in the lawsuit, jointly and severally responsible for the alleged over application of poultry litter in the watershed.  This lawsuit was settled by the parties on March 24, 2003 but the court has ordered that the terms remain confidential until the settlement is approved by the court.  Liability with respect to this matter is expected to approximate amounts previously reserved, and thus, the Company does not expect any material adverse effect on its consolidated financial position or results of operations from this settlement.

Securities Matters  Between January and March 2001, a number of lawsuits were filed by certain stockholders in the U.S. District Court for the District of South Dakota and one suit filed in the U.S. District Court for the Southern District of New York seeking to certify a class of all persons who purchased IBP stock between February 7, 2000 and January 25, 2001.  The plaintiff in the New York action voluntarily dismissed and refiled its complaint in South Dakota, where the suits have been consolidated under the name In re IBP, inc. Securities Litigation.  The complaints, seeking unspecified damages, allege that IBP and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about IBP's financial results in order to inflate its stock price.  IBP filed a Motion to Dismiss on December 21, 2001, which was then fully briefed.  While the motion was awaiting decision, IBP and the plaintiffs reached a tentative settlement of all claims, as reflected by a Memorandum of Understanding ("MOU") that was executed on March 19, 2003.  The MOU sets forth the essential terms of a settlement to be reflected in final settlement documents to be prepared and submitted to the court for approval, including, among other terms and conditions, the dismissal with prejudice of all claims against defendants, releases by class members, and a payment by IBP of a total amount of $8 million.  The tentative settlement is subject to various conditions, including among other things, execution of definitive documentation and receiving preliminary and final court approvals.  In light of this tentative settlement,

IBP has been permitted by the court to withdraw its pending motion to dismiss, without prejudice.  The Company does not anticipate that effectuation of the tentative settlement will have any material impact on its financial condition, especially in view of IBP's insurance coverage for the matter.

On June 19, 2001, a purported Company stockholder commenced a derivative action in the Delaware Court entitled Alan Shapiro v. Barbara R. Allen, et al., C.A. No. 18967-NC seeking monetary damages on behalf of the Company, a nominal defendant, from the members of the Company's Board of Directors. The complaint alleges the directors violated their fiduciary duties by attempting to terminate the Mergers Agreement with IBP dated January 1, 2001 (the Merger Agreement).  On July 17, 2001, the defendants moved to dismiss the complaint.  On August 16, 2002, the plaintiff filed an Amended Complaint, and on September 3, 2002, the defendants renewed their motion to dismiss.  The Delaware Court granted the defendants' motion and dismissed the Amended Complaint with prejudice at a hearing on March 19, 2003.

Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP stock or traded in certain IBP options from March 29, 2001, when the Company announced its intention to terminate the Merger Agreement with IBP, and June 15, 2001, when the Delaware Court rendered its Post-Trial Opinion in the Consolidated Action. The actions, entitled Meyer v. Tyson Foods, Inc., et al., C.A. No. 01-425 SLR; Banyan Equity Mgt. v. Tyson Foods, Inc., et al., C.A. No. 01-426 GMS; Steiner v. Tyson Foods, Inc., et al., C.A. No. 01-462 GMS; Aetos Corp., et al. v. Tyson, et al., C.A. No. 01-463 GMS; Meyers, et al. v. Tyson Foods, Inc., et al., C.A. No. 01-480; Binsky v. Tyson Foods, Inc., et al., C.A. No. 01-495; Management Risk Trading LP v. Tyson Foods, Inc., et al., C.A. No. 01-496; and Stark Investments, L.P., et al. v. Tyson et al., C.A. No. 01-565 allege that the defendants violated federal securities laws by making, or causing to be made, false and misleading statements in connection with the Company's attempted termination of the Merger Agreement.  The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation.  On December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint.  The plaintiffs allege that, as a result of the defendants' alleged conduct, the purported class members were harmed.  On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint.  By memorandum order dated October 23, 2002, the court granted in part and denied in part the defendants' motion to dismiss.  Discovery is proceeding.

In December 2001, a stockholder derivative lawsuit was filed in the Court of Chancery of the state of Delaware against the Company's Board of Directors and nominally, the Company.  The complaint concerns the alleged violations of immigration laws that were the subject of the indictment by the U.S. Department of Justice (see below).  In general, the complaint alleges that the members of the Company's Board failed to exercise reasonable control and supervision over the Company's employees and processes, implement adequate internal controls, adequately inform themselves, or take adequate and good faith remedial actions with respect to the Company's immigration practices and matters giving rise to the indictment.  The complaint seeks unspecified damages against the individual Board members; no relief is sought against the Company.  The Company and members of its Board have filed a motion to dismiss in the Chancery Court of Delaware.  The plaintiff has not filed any response but has instead stated an intention to dismiss the case.

General Matters  In December 2001, the Company, two current employees and four former employees were indicted in the U. S. District Court in the Eastern District of Tennessee.  The indictment alleged that six employees conspired to violate and did violate immigration laws involving approximately 15 named individuals at one of the Company's poultry processing facilities.  The indictment also alleges that the Company utilized the services of temporary employment agencies in furtherance of the alleged conspiracy.  The indictment sought fines and forfeiture of amounts not specified.  On January 17, 2003, two of the individual defendants plead guilty to one count of the 37 counts.  After a seven week jury trial in Chattanooga, Tennessee with Chief Judge R. Allan Edgar presiding, on March 26, 2003 the jury found all defendants, including the Company, not guilty on all remaining counts of the indictment.

In July 1996, certain cattle producers filed Henry Lee Pickett, et al vs. IBP, inc. in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The Court approved this narrower class in April 1999. The 11th Circuit Court of Appeals reversed the District Court decision to certify a class on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. The plaintiffs then filed pleadings seeking to certify an amended class. The Court denied the plaintiffs' motion on October 17, 2000. Plaintiffs' motion for reconsideration of the judge's decision was denied, and plaintiffs then asked the Court to certify a class of cattle producers who have sold exclusively to IBP on a cash market basis, which the Court granted in December 2001. In January 2002, IBP filed a petition with the 11th Circuit Court of Appeals seeking permission to appeal the class certification decision, which the Circuit Court of Appeals denied on March 5, 2002. The District Court has set a schedule for completing the class notice mailing and set a trial date of January 12, 2004.   IBP's motions for summary judgment on both liability and damages were denied on April 29, 2003.  Plaintiffs have claimed damages in the case in excess of $500,000,000.  Management believes IBP has acted properly and lawfully in its dealings with cattle producers.

On September 12, 2002, 82 individual plaintiffs filed Michael Archer, et al. v. Tyson Foods, Inc. and The Pork Group, Inc., CIV 2002-497, in the Circuit Court of Pope County, Arkansas.  On August 18, 2002, the Company announced a restructuring of its live swine operations which, among other things, will result in the discontinuance of relationships with 132 contract hog producers, including the plaintiffs.  In their complaint, the plaintiffs allege that the Company committed fraud and should be promissorily estopped from terminating the parties' relationship.  The plaintiffs seek compensatory and punitive damages in an unspecified amount.  The Company has filed a motion to Stay All Proceedings and Compel Arbitration.  The plaintiffs have responded to the Motion to Compel and rejected arbitration.  A hearing on the motion to compel arbitration was held on January 23, 2003.  On February 21, 2003, the court entered an order denying the motion to compel.  The Company filed an interlocutory appeal of the court's order denying the motion to compel arbitration on or about March 19, 2003.

The Company is pursuing various antitrust claims relating to vitamins, methionine and choline.  In partial settlement of these claims, the Company received approximately $28 million in the first quarter of 2003 and approximately $94 million in the second quarter of 2003.  In addition, the Company has received approximately $42 million in the third quarter of 2003.  Additional settlements of much lesser amounts are anticipated.  Amounts received for these claims are recorded as income only upon receipt of settlement proceeds.

Other Matters  The Company has in excess of 120,000 team members and at any time has various employment practices matters.  In the aggregate, these matters are significant to the Company and the Company devotes significant resources to handling employment issues.  Additionally, the Company is subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of its business.  While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

Note 10:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Numerator:
Net income	$72	$65	$111	$192

Denominator:
Denominator for basic earnings per share-
Weighted average shares	346	348	346	348
Effect of dilutive securities:
Stock options and restricted stock	6	7	7	7
Denominator for diluted earnings per share-
Adjusted weighted average shares and
Assumed conversions	352	355	353	355

Basic earnings per share	0.21	0.19	0.32	0.55

Diluted earnings per share	0.20	0.18	0.31	0.54

Approximately 12 million shares and 6 million shares of the Company's option shares outstanding at March 29, 2003, and March 30, 2002, respectively, were antidilutive and were not included in the dilutive earnings per share calculation for the second quarter and six months.

Note 11:   SEGMENT REPORTING

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

Other segment includes the logistics group and other corporate activities not identified with specific protein groups.  For the three and six months ended March 29, 2003, this segment also includes proceeds of $94 and $122 million respectively, received from the partial settlement related to ongoing vitamin antitrust litigation.

Information on segments and a reconciliation to income before income taxes are as follows, (in millions):

	Three Months Ended		Six Months Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Sales:
Beef	$2,790	$2,595	$5,505	$5,143
Chicken	1,828	1,796	3,623	3,570
Pork	597	698	1,191	1,386
Prepared Foods	618	732	1,302	1,568
Other	12	18	26	37

Total Sales	$5,845	$5,839	$11,647	$11,704

Operating Income:
Beef	$6	$14	$53	$63
Chicken	45	114	58	252
Pork	24	10	48	56
Prepared Foods	7	35	36	67
Other	101	6	133	14

Total Operating Income	183	179	328	452

Other Expense	72	76	156	155

Income before Income Taxes	$111	$103	$172	$297

NOTE 12:  SUBSEQUENT EVENT

In April 2003, the Company announced its intention to begin phasing out operations of a Maryland poultry operation which includes a hatchery, a feed mill, live production and a processing plant.  A letter of intent has been signed for the sale of the feed mill.  The Company expects the phase out to be completed during the first quarter of fiscal 2004.  Pre-tax charges to earnings are expected to occur in the third and fourth quarters of fiscal 2003, and range from $30 to $35 million.  This decision is part of the Company's ongoing plant rationalization efforts.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings for the second quarter of fiscal 2003 were $72 million or $0.20 per diluted share compared to $65 million or $0.18 per diluted share for the second quarter of fiscal 2002.  Earnings for the six months of fiscal 2003 were $111 million, or $0.31 per diluted share, compared to $192 million, or $0.54 per diluted share in fiscal 2002.  Included in pretax earnings for the second quarter and six months of fiscal 2003 are $94 million and $122 million, respectively, received in connection with ongoing vitamin antitrust litigation.  Also included are $47 million of costs related to the closing of two poultry operations during the first quarter of 2003.  The sluggish US economy, increased grain costs, higher live cattle prices, lower market prices in the chicken, pork and prepared foods segments, as well as pressures in international markets, continue to adversely affect earnings.

 Second Quarter of Fiscal 2003 vs. Second Quarter of Fiscal 2002

Sales increased slightly for the quarter with a 0.2% increase in volume and a 0.1% decrease in price.

Cost of sales increased $23 million or 0.4%.  As a percent of sales, cost of sales increased to 93.5% from 93.2%.  This increase was due largely to higher live cattle prices and increases in grain costs in the chicken segment.

Selling, general and administrative expenses decreased $21 million.  As a percentage of sales, selling, general and administrative expenses decreased to 3.4% from 3.7%.  This resulted primarily from savings in general and administrative expenses associated with the ongoing integration of IBP and Tyson corporate functions, and the sale of subsidiary Specialty Brands, Inc. (Specialty Brands) in the fourth quarter of fiscal 2002.

Interest expense decreased $5 million and 8.2% from the same period last year, primarily as a result of a 6.8% decrease in the Company's average indebtedness.  Short-term interest rates were lower than last year and the overall weighted average borrowing rate decreased from 7.09% to 6.98%.

Second Quarter Segment Review (In millions)
	Sales by Segment Three Months Ended		Operating Income by Segment Three Months Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Beef	$2,790	$2,595	$6	$14
Chicken	1,828	1,796	45	114
Pork	597	698	24	10
Prepared Foods	618	732	7	35
Other	12	18	101	6

Total	$5,845	$5,839	$183	$179

Beef segment second quarter sales increased $195 million or 7.5% from the same period last year, with an 8.4% increase in average sales prices and a 0.8% decrease in volume.  Case-ready beef sales were $243 million and increased 15.4%, domestic fresh meat beef sales increased 4.5% and international beef sales increased 17.4%.  Beef segment operating income decreased $8 million.  The beef segment sales increases were more than offset by an 11.6% increase in live cattle prices, thus resulting in decreased operating income.

Chicken segment second quarter sales increased $32 million or 1.8% from the same period last year, with a 3.5% decrease in average sales prices and a 5.4% increase in volume.  Retail chicken sales dollars increased 3.8%, while foodservice and international chicken sales dollars remained constant.  International sales continue to be impacted by import restrictions and political pressures, primarily in Russia and China.  Chicken segment operating income decreased $69 million from the same period last year primarily due to increased grain costs and lower market prices.

Pork segment second quarter sales decreased $101 million or 14.3% from the same period last year, with an 11.8% decrease in average sales prices and a 2.8% decrease in volume.  Case-ready pork sales were $53 million and increased 44.8%, fresh meat pork sales decreased 17.2%, live swine sales decreased 34.9% and international pork sales decreased 13.5%.  The decline in pork segment sales is primarily due to lower average selling prices for our finished product.  Pork segment operating income increased $14 million.  Operating income was positively affected by the favorable results of the restructuring of the live swine operation.

Prepared foods segment second quarter sales decreased $114 million or 15.7% from the same period last year with a 4.6% decrease in average sales prices and an 11.6% decrease in volume, or a 4.5% decrease, excluding Specialty Brands prior year volume.  Sales declined due to product and plant rationalization, the sale of Specialty Brands, which accounted for $60 million in sales for the second quarter last year, and the effect of lower raw material costs on pricing.  Additionally, sales were impacted by softened customer demand from foodservice restaurants.  Segment operating income decreased $28 million from the same period last year.

Other segment operating income increased $95 million primarily due to the partial settlement of $94 million received in the second quarter of fiscal 2003 related to ongoing vitamin antitrust litigation.

Six Months of Fiscal 2003 vs. Six Months of Fiscal 2002

Sales decreased 0.5%, with a slight increase in volume and a 0.8% decrease in price.

Cost of sales increased $70 million or 0.6%.  As a percent of sales, cost of sales increased to 93.3% from 92.3%.  This increase was due largely to higher beef live costs and increases in grain costs in the chicken segment.

Selling, general and administrative expenses decreased $50 million.  As a percentage of sales, selling, general and administrative expenses decreased to 3.5% from 3.9%.  This resulted primarily from savings in general and administrative expenses associated with the ongoing integration of IBP and Tyson corporate functions, and the sale of Specialty Brands in the fourth quarter of fiscal 2002.

Interest expense decreased $5 million and 3.6% from the same period last year, primarily as a result of an 8.8% decrease in the Company's average indebtedness.  The overall weighted average borrowing rate increased to 7.3% from 6.9%, primarily resulting from bonds repurchased in the first quarter of fiscal 2003.  Excluding the repurchase of the bonds, interest expense decreased $11 million.

Six Months Segment Review (In millions)
	Sales by Segment Six Months Ended		Operating Income by Segment Six Months Ended

	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Beef	$5,505	$5,143	$53	$63
Chicken	3,623	3,570	58	252
Pork	1,191	1,386	48	56
Prepared Foods	1,302	1,568	36	67
Other	26	37	133	14

Total	$11,647	$11,704	$328	$452

Beef segment six months sales increased $362 million or 7.1% from the same period last year, with a 6.0% increase in average sales prices and a 1.0% increase in volume.  Case-ready beef sales were $442 million and increased 14.9%, domestic fresh meat beef sales increased 5.1% and international beef sales increased 12.0%.  Beef segment operating income decreased $10 million.  The beef segment sales increases were more than offset by a 10.0% increase in live cattle prices and increased operating costs, thus resulting in decreased operating income.

Chicken segment six months sales increased $53 million or 1.5% from the same period last year, with a 1.8% decrease in average sales prices and a 3.4% increase in volume.  Foodservice chicken sales dollars increased 5.8%, retail chicken sales dollars increased slightly and international chicken sales dollars decreased 14.1%.  International sales continue to be impacted by import restrictions and political pressures, primarily in Russia and China.  Chicken segment operating income decreased $194 million from the same period last year primarily due to increased grain costs, plant closing costs and lower market prices.

Pork segment six months sales decreased $195 million or 14.1% from the same period last year, with a 12.0% decrease in average sales prices and a 2.4% decrease in volume.  Case-ready pork sales were $96 million and increased 44.6%, fresh meat pork sales decreased 15.7%, live swine sales decreased 40.3% and international pork sales decreased 17.2%.  Pork segment operating income decreased $8 million.  The declines in sales and operating income are primarily due to lower average selling prices for our finished product which were partially offset by a reduction in live hog prices, as well as improvements resulting from the completion of the restructuring of the live swine operations.

Prepared foods six months sales decreased $266 million or 17.0% from the same period last year, with a 7.8% decrease in average sales prices and a 10.0% decrease in volume, or a 3.3% decrease, excluding Specialty Brands prior year volume.  Sales declined due to product and plant rationalization, the sale of Specialty Brands, which accounted for $119 million in sales last year, and the effect of lower raw material costs on pricing.  Additionally, sales were impacted by softened customer demand from foodservice restaurants.  Segment operating income decreased $31 million from the same period last year.

Other segment operating income increased $119 million primarily due to the partial settlement of $122 million related to ongoing vitamin antitrust litigation.

FINANCIAL CONDITION

For the second quarter of fiscal 2003, net cash totaling $245 million was provided by operating activities.  The Company used cash from operations to fund property, plant and equipment additions, to pay down debt and to repurchase additional shares of the Company's Class A common stock in the open market.

For the six months ended March 29, 2003, net cash totaling $290 million was provided by operating activities.  The decrease from the same period last year is due to a decrease in net income of $81 million and a net change in the working capital effect of $278 million.  The Company used cash from operations to fund property, plant and equipment additions, to pay down debt and to repurchase additional shares of the Company's Class A common stock in the open market.  The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.  Capital spending for fiscal 2003 is expected to be in the range of $400 to $450 million.

At March 29, 2003, working capital was $1.3 billion compared to $1.1 billion at 2002 fiscal year end, an increase of $205 million.  The current ratio at March 29, 2003 was 1.6 to 1 compared to 1.5 to 1 at September 28, 2002.  At March 29, 2003, total debt was 51.1% of total capitalization compared to 52.1% at September 28, 2002.

Total debt at March 29, 2003, was $3.9 billion, a decrease of $81 million from September 28, 2002.  The Company has unsecured revolving credit agreements totaling $1 billion that support the Company's commercial paper program. These $1 billion in facilities consist of $200 million that expires in June 2003, $300 million that expires in June 2005 and $500 million that expires in September 2006. At March 29, 2003, there were no amounts outstanding under these facilities. Outstanding debt at March 29, 2003, consisted of $3.4 billion of debt securities, $180 million issued under accounts receivable securitization debt, $133 million of commercial paper and other indebtedness of $233 million.

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company is in compliance with these covenants at March 29, 2003.

The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows provided by operating activities.  Additionally at March 29, 2003, the Company had borrowing capacity of $1.2 billion consisting of $644 million available under its $1 billion unsecured revolving credit agreements and $570 million under its $750 million accounts receivable securitization.

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

Contingent liabilities  The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, cattle procurement, securities, environmental, product and other matters, and is required to assess, to the extent possible, the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.   A determination of the amount of reserves required, if any, for these contingencies are made after considerable analysis of each individual issue.  These reserves may change in the future due to changes in the Company's assumptions, the effectiveness of strategies, or other factors beyond the Company's control.

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

            The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as live cattle, live swine or feed grain costs; (ii) changes in the availability and relative costs of labor and contract growers; (iii) operating efficiencies of facilities; (iv) market conditions for finished products, including the supply and pricing of alternative proteins; (v) effectiveness of advertising and marketing programs; (vi) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (vii) risks associated with leverage, including cost increases due to rising interest rates, or changes in debt ratings or outlook; (viii) risks associated with effectively evaluating derivatives and hedging activities; (ix) changes in regulations and laws (both domestic and foreign), including changes in accounting standards, environmental laws and occupational, health and safety laws; (x) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation;  (xi) adverse results from litigation; (xii) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (xiii) the effect of, or changes in, general economic conditions.

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

Item 4.   Controls and Procedures

            (a)     Evaluation of Disclosure Controls and Procedures.

            Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

            (b)     Changes in Internal Controls.

            There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings

Refer to the discussion of certain legal proceedings pending against the Company under Part I., Item 1. Notes to Consolidated Condensed Financial Statements, Note 9: Contingencies, which discussion is incorporated herein by reference.  Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

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

On January 7, 2002, the Company filed a motion in the Delaware Court asking that court to vacate its Post-Trial Opinion on grounds of mootness or, in the alternative, to enter final judgment so that an appeal could be taken.  The Delaware Court denied this motion on February 11, 2002, and the Delaware Supreme Court subsequently affirmed the denial.

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

Consistent with the forfeiture theory advanced in the indictment against the Company, two current employees and four former employees alleging conspiracy to violate and violation of immigration laws (the "INS Matter"), private plaintiffs filed the following three lawsuits.  Because of the favorable verdict rendered in the INS Matter, the Company presently believes that future disclosure with respect to these three matters is not required.

On April 10, 2002, plaintiffs filed Trollinger, et al. vs. Tyson Foods, Inc., No. 4:02-cv-23 (E.D. Tenn.) in the U.S. District Court for the Eastern District of Tennessee (Winchester Division), a purported class-action lawsuit against Tyson, on behalf of all current and former employees of 15 named Tyson facilities who had been legally authorized to work in the United States.  The complaint in that action asserts a claim against Tyson under the Racketeer Influence and Corrupt Organizations (RICO) statute.  The complaint alleges that Tyson engaged in a scheme to depress its employees' wages by hiring illegal aliens and seeks unspecified trebled-damages.  The Company has moved to dismiss the complaint.  On July 17, 2002, the court granted the Company's Motion to Dismiss the case for failure to state a claim upon which relief could be granted.  Plaintiffs have filed a Notice of Appeal.  The matter has been fully briefed.

On March 6, 2002, plaintiffs filed Baker, et al. vs. IBP, inc., C.A. No. 02-4019 (C.D. Ill) in the U.S. District Court for the Central District of Illinois (Rock Island Division), a purported class-action lawsuit, on behalf of all current and former employees of IBP's Joslin, Illinois, facility who had been legally authorized to work in the United States.  The complaint asserts a claim against IBP under the RICO statute.  The complaint alleges that IBP engaged in a scheme to depress its employees' wages by hiring illegal aliens and seeks unspecified trebled-damages.  The Company has moved to dismiss the complaint.  On October 21, 2002, the court granted the Company's Motion to Dismiss the case for failure to state a claim upon which relief could be granted.  Plaintiffs have filed a Notice of Appeal.  The matter has been fully briefed and the matter is set for oral argument on May 30, 2003.

On April 17, 2002, plaintiff Cynthia Cruz filed Cruz vs. Tyson Foods, Inc., C.A. No. 02 C 2761 (N.D. Ill.),  a purported class-action lawsuit against Tyson and others on behalf of all persons with Hispanic surnames whose identities and social security numbers were allegedly "stolen" and misused by the named defendants.  The complaint asserts a claim under the RICO statute, a claim for violation of the federal civil rights statute, and common-law claims for defamation, violation of privacy and property rights, fraud, and tortious interference with contract.  As of this date, the Company has moved to dismiss this action. The matter has been fully briefed and the court has allowed discovery to proceed on the class certification issues

On August 8, 2000, the Company was served with a complaint filed in the U.S. District Court for the District of Arizona styled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Alcon Laboratories, et al., CIV00-0661 PHX PGR. The plaintiff sued the Company, along with approximately 100 other defendants in the food, beverage, drug, cosmetic and tobacco industries, claiming that the defendants infringed various patents held by the Foundation. The alleged patent infringement is based on the defendants' alleged use of the Foundation's automatic identification patents that relate to the use of bar coding and/or the Foundation's patents that relate to machine vision. The Foundation seeks treble damages for the defendants' alleged infringement. The case is currently stayed pending the resolution of related litigation.

Item 2.   Changes in Securities and Use of Proceeds

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

The following directors were elected at the annual meeting of stockholders held February 7, 2003:

Directors	Votes For	Votes Withheld

Don Tyson	1,216,612,139	14,926,833
John Tyson	1,190,489,614	40,419,358
Leland E. Tollett	1,218,641,959	12,267,013
Barbara A. Tyson	1,215,917,028	14,991,944
Lloyd V. Hackley	1,218,454,620	12,454,352
Jim Kever	1,218,417,847	12,491,125
David A. Jones	1,218,423,149	12,485,823
Robert L. Peterson	1,217,979,672	12,929,300
Richard L. Bond	1,191,598,908	39,310,064
Jo Ann Smith	1,218,444,327	12,464,645

No other items were voted on during the quarter ended March 29, 2003.

Item 5.   Other Information

On May 1, 2003, IBP, inc. changed its name to Tyson Fresh Meats, Inc.  For the reader's convenience, throughout this report the Company has referred to this entity as IBP, inc. or IBP.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibit filed with this report is listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

None

EXHIBIT INDEX

 The following exhibit is filed with this report.

Exhibit No.	Exhibit Description	Page
12.1	Calculation of Ratio of Earnings to Fixed Charges	39

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	40

99.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	41

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 13, 2003	/s/ Steven Hankins
Steven Hankins
Executive Vice President and
Chief Financial Officer

Date: May 13, 2003	/s/ Rodney S. Pless
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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Steven Hankins
Steven Hankins
Executive Vice President and Chief Financial Officer