Form 10-Q
period 2003-06-28
TYSON FOODS INC
filed 2003-08-12
CIK 100493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).        Yes [X]      No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of  June 28, 2003.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value	248,804,620
Class B Common Stock, $0.10 Par Value	101,636,348

TYSON FOODS, INC.

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Sales	$6,330	$5,902	$17,977	$17,606
Cost of Sales	5,892	5,438	16,759	16,235
	438	464	1,218	1,371
Selling, General and Administrative	218	217	623	672
Other Charges	19	-	66	-

Operating Income	201	247	529	699
Other Expense:
Interest	69	76	219	231
Other	9	4	15	4
	78	80	234	235

Income before Income Taxes	123	167	295	464
Provision for Income Taxes	44	60	105	165
Net Income	$79	$107	$190	$299

Weighted Average Shares Outstanding: Outstanding:
Basic	345	348	346	348
Diluted	351	355	352	355
Earnings Per Share:
Basic	$0.23	$0.31	$0.55	$0.86
Diluted	$0.23	$0.30	$0.54	$0.84

Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.120	$0.120
Class B	$0.036	$0.036	$0.108	$0.108

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share data)

	(Unaudited)
	June 28, 2003	September 28, 2002
Assets
Current Assets:
Cash and cash equivalents	$100	$51
Accounts receivable, net	1,308	1,101
Inventories	1,936	1,885
Other current assets	121	107
Total Current Assets	3,465	3,144
Net Property, Plant and Equipment	4,031	4,038
Goodwill	2,634	2,633
Intangible Assets	184	190
Other Assets	342	367
Total Assets	$10,656	$10,372

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$192	$254
Trade accounts payable	803	755
Other current liabilities	1,115	1,084
Total Current Liabilities	2,110	2,093
Long-Term Debt	3,798	3,733
Deferred Income Taxes	690	643
Other Liabilities	233	241
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: issued 267 million shares at June 28, 2003 and September 28, 2002	27	27
Class B-authorized 900 million shares: issued 102 million shares at June 28, 2003 and September 28, 2002	10	10
Capital in excess of par value	1,876	1,879
Retained earnings	2,246	2,097
Accumulated other comprehensive loss	(15)	(49)
	4,144	3,964
Less treasury stock, at cost- 19 million shares at June 28, 2003 and 16 million shares at September 28, 2002	290	265
Less unamortized deferred compensation	29	37
Total Shareholders' Equity	3,825	3,662
Total Liabilities and Shareholders' Equity	$10,656	$10,372

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002
Cash Flows From Operating Activities:
Net income	$79	$107	$190	$299
Depreciation and amortization	110	124	338	356
Plant closing-related charges	12	-	34	-
Deferred income taxes and other	48	6	48	64
Net changes in working capital	(120)	13	(191)	220

Cash Provided by Operating Activities	129	250	419	939

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(147)	(126)	(329)	(366)
Proceeds from sale of assets	12	6	23	8
Acquisitions of property, plant and equipment	-	(73)	-	(73)
Net change in investment in commercial paper	-	-	-	94
Net changes in other assets and liabilities	(30)	(1)	7	(54)

Cash Used for Investing Activities	(165)	(194)	(299)	(391)

Cash Flows From Financing Activities:
Net change in debt	84	(46)	3	(521)
Purchases of treasury shares	(3)	(5)	(32)	(15)
Dividends and other	(14)	(14)	(43)	(43)

Cash Provided by (Used for) Financing Activities	67	(65)	(72)	(579)

Effect of Exchange Rate Change on Cash	(2)	7	1	9

Increase (Decrease) in Cash and Cash Equivalents	29	(2)	49	(22)

Cash and Cash Equivalents at Beginning of Period	71	50	51	70

Cash and Cash Equivalents at End of Period	$100	$48	$100	$48

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

Management believes the accompanying consolidated condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of June 28, 2003, and September 28, 2002, and the results of operations and cash flows for the three months and nine months ended June 28, 2003, and June 29, 2002.  The results of operations and cash flows for the three months and nine months ended June 28, 2003, and June 29, 2002 are not necessarily indicative of the results to be expected for the full year.

STOCK OPTIONS

On December 29, 2002, the Company adopted Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148).  SFAS 148, which amended FASB Statement No. 123, "Accounting for Stock-Based Compensation," does not require use of the fair value method of accounting for stock-based employee compensation.  The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans.  Accordingly, no compensation expense was recognized for its stock option plans.  Had compensation cost for the employee stock option plans been determined based on the fair value method of accounting for the Company's stock option plans, the tax-effected impact would be as follows (in millions, except per data):

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002
Net Income
As reported	$79	$107	$190	$299
Pro forma	78	105	187	296
Earnings per share
As reported
Basic	0.23	0.31	0.55	0.86
Diluted	0.23	0.30	0.54	0.84
Pro forma
Basic	0.23	0.30	0.54	0.85
Diluted	0.22	0.29	0.53	0.83

Pro forma net income reflects only options granted after fiscal 1995.  Additionally, the pro forma disclosures are not likely to be representative of the effects on net income for the full year or future years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (the Interpretation).  The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.  The interpretation was immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of fiscal 2003 for those created prior to February 1, 2003.  The Company is currently in the process of evaluating the Interpretation and believes its adoption will not have a material impact on its financial position or results of operations.

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149).  SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The standard is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company believes the adoption of SFAS No. 149 will not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity."  SFAS 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities.  The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective in the fourth quarter of fiscal 2003.  The Company believes the adoption of SFAS No. 150 will not have a material impact on its financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods to conform to current presentations.

Note 2:  OTHER CHARGES

In April 2003, the Company announced its decision to close its Berlin, Maryland poultry operation as part of its ongoing plant rationalization efforts.  The Berlin poultry operation employs approximately 650 people and includes a hatchery, a feed mill, live production and a processing facility.  As a result of this decision, the Company is anticipating total costs of $29 million that includes $14 million of costs related to closing the plant and $15 million of estimated impairment charges for assets to be disposed of.  The costs related to closing the plant include $9 million for estimated liabilities for the resolution of the Company's obligations under 209 grower contracts, and $5 million of other related costs associated with the closing of the plant including plant clean-up costs and employee termination benefits.  The Company is accounting for the closing of the Berlin operations in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".  The Company recorded in the third quarter of fiscal 2003 an accrual of $19 million that includes $4 million of costs related to closing the plant and $15 million of estimated impairment charges for assets to be disposed.  This amount is reflected in the chicken segment as a reduction of operating income and included in the consolidated statements of income in other charges.  The costs related to closing the plant include $2 million for estimated liabilities for the resolution of the Company's obligations under grower contracts and $2 million of other related costs associated with the closing of the plant, including plant-clean-up costs and employee termination benefits.  The Berlin location will cease operations by the end of the calendar year 2003.  At June 28, 2003, approximately $4 million had been paid and charged against the accrual.  The Company anticipates recording additional costs of approximately $6 million in the fourth quarter of fiscal 2003 and approximately $4 million in the first quarter of fiscal 2004 related to closing the plant.

In the first quarter of fiscal 2003, the Company recorded a $47 million accrual of costs related to the closing of its Stilwell, Oklahoma and Jacksonville, Florida plants that includes $26 million of costs related to closing the plants and $21 million of estimated impairment charges for assets to be disposed of.  The costs related to closing the plants include $17 million for estimated liabilities for the resolution of the Company's obligations under grower contracts, and $9 million of other related costs associated with the closing of the plants including plant clean-up costs and employee termination benefits. The costs are reflected in the chicken segment as a reduction of operating income and included in the consolidated statements of income in other charges.  At June 28, 2003, the remaining accrual balance for closing the two poultry operations was $19 million as $15 million of obligations under grower contracts and $13 million of other closing costs had been paid. No material adjustments to the total accrual are anticipated at this time.

In the fourth quarter of fiscal 2002, Tyson recorded a $26 million accrual for restructuring its live swine operations that consists of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring including lagoon and pit closure costs and employee termination benefits.  At June 28, 2003, the remaining accrual balance was $17 million as $6 million of obligations under grower contracts and $3 million of other related costs had been paid. No material adjustments to the total accrual are anticipated at this time.

Note 3:   INVENTORIES

Processed products, livestock (excluding breeders) and supplies and other are valued at the lower of cost (first-in, first-out) or market.  Livestock includes live cattle, live chicken and live swine.  Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, contract grower pay, and catch and haul costs), labor, and manufacturing and production overhead which are related to the purchase and production of inventories.  Live chicken consists of broilers and breeders.  Breeders are stated at cost less amortization.  The costs associated with breeders, including breeder chicks, feed, and medicine, are accumulated up to the production stage and amortized to broiler inventory over the life of the flock using a standard unit of production.  Total inventory consists of the following (in millions):

	June 28, 2003	September 28, 2002
Processed products	$1,146	$1,112
Livestock	519	505
Supplies and other	271	268
Total inventory	$1,936	$1,885

Note 4:   PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	June 28, 2003	September 28, 2002
Land	$113	$111
Buildings and leasehold improvements	2,230	2,154
Machinery and equipment	3,713	3,419
Land improvements and other	181	185
Buildings and equipment under construction	328	414
	6,565	6,283
Less accumulated depreciation	2,534	2,245
Net property, plant and equipment	$4,031	$4,038

Note 5:   OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	June 28, 2003	September 28, 2002
Accrued salaries, wages and benefits	$277	$308
Self insurance reserves	233	225
Income taxes payable	263	202
Property and other taxes	53	52
Other	289	297
Total other current liabilities	$1,115	$1,084

Note 6:   LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	June 28, 2003	September 28, 2002
Commercial paper (1.60% effective rate at 6/28/03 and 2.17% effective rate at 9/28/02)	2003	$106	$24
Revolving Credit Facilities	2003, 2005, 2006	-	-
Senior notes and Notes (rates ranging from 6.13 % to 8.25%)	2004-2028	3,360	3,607
Accounts Receivable Securitization Debt (2.12% effective rate at 6/28/03 and 2.35% effective rate at 9/28/02)	2003	285	75
Institutional notes (10.84% effective rate at 6/28/03 and 9/28/02)	2003-2006	40	50
Leveraged equipment loans (rates ranging from 4.7% to 6.0%)	2005-2008	110	124
Other	Various	89	107
Total debt		3,990	3,987
Less current debt		192	254
Total long-term debt		$3,798	$3,733

The revolving credit facilities, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company is in compliance with these covenants at June 28, 2003.

Total debt at June 28, 2003, was $3,990 million, an increase of $3 million from September 28, 2002.  The Company has unsecured revolving credit agreements totaling $1 billion that support the Company's commercial paper program. These $1 billion in facilities consist of $200 million that expires in June 2004, $300 million that expires in June 2005 and $500 million that expires in September 2006. At June 28, 2003, there were no amounts outstanding under these facilities.

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

The Company guarantees debt of outside third parties, which involve certain bank term loans, letters of credit, a lease and grower loans, all of which are substantially collateralized by the underlying assets.  Terms of the underlying debt range from one to 12 years and the maximum potential amount of future payments as of June 28, 2003, was $66 million.  The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to six years.  The maximum potential amount of the residual value guarantees is approximately $104 million, of which, approximately

$32 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets.  The likelihood of payments under these guarantees is not considered to be probable and accordingly, no liabilities have been recorded.

The Company has fully and unconditionally guaranteed $542 million of senior notes issued by IBP, inc. (IBP), now known as Tyson Fresh Meats, a wholly owned subsidiary of the Company.

The following condensed consolidating financial information is provided for the Company, as guarantor, and for IBP, as issuer, as an alternative to providing separate financial statements for the issuer.

Condensed Consolidating Statement of Income (unaudited) for the three months ended June 28, 2003

	(in millions)
	Tyson	IBP	Adjustments	Consolidated
Sales	$2,039	$4,291	$-	$6,330
Cost of Sales	1,785	4,107		5,892
	254	184		438
Selling, General and Administrative	138	80		218
Other Charges	19	-		19
Operating Income	97	104		201
Interest and Other Expense	60	18		78
Income Before Income Taxes	37	86		123
Provision for Income Taxes	18	26		44
Net Income	$19	$60	$-	$79

Condensed Consolidating Statement of Income (unaudited) for the three months ended June 29, 2002

	(in millions)
	Tyson	IBP	Adjustments	Consolidated
Sales	$2,039	$3,882	$(19)	$5,902
Cost of Sales	1,799	3,658	(19)	5,438
	240	224	-	464
Selling, General and Administrative	120	97		217
Operating Income	120	127		247
Interest and Other Expense	66	14		80
Income Before Income Taxes	54	113		167
Provision for Income Taxes	17	43		60
Net Income	$37	$70	$-	$107

Condensed Consolidating Statement of Income (unaudited) for the nine months ended June 28, 2003

	(in millions)
	Tyson	IBP	Adjustments	Consolidated
Sales	$6,006	$11,989	$(18)	$17,977
Cost of Sales	5,261	11,516	(18)	16,759
	745	473	-	1,218
Selling, General and Administrative	389	234		623
Other Charges	66	-		66
Operating Income	290	239		529
Interest and Other Expense	177	57		234
Income Before Income Taxes	113	182		295
Provision for Income Taxes	45	60		105
Net Income	$68	$122	$-	$190

Condensed Consolidating Statement of Income (unaudited) for the nine months ended June 29, 2002

	(in millions)
	Tyson	IBP	Adjustments	Consolidated
Sales	$5,846	$11,793	$(33)	$17,606
Cost of Sales	5,108	11,160	(33)	16,235
	738	633	-	1,371
Selling, General and Administrative	373	299		672
Operating Income	365	334		699
Interest and Other Expense	181	54		235
Income Before Income Taxes	184	280		464
Provision for Income Taxes	60	105		165
Net Income	$124	$175	$-	$299

Condensed Consolidating Balance Sheet (unaudited) as of June 28, 2003

	(in millions)
	Tyson	IBP	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$47	$53	$-	$100
Accounts receivable, net	923	755	(370)	1,308
Inventories	1,010	926	-	1,936
Other current assets	36	85	-	121
Total Current Assets	2,016	1,819	(370)	3,465
Net Property, Plant and Equipment	2,187	1,844	-	4,031
Goodwill	942	1,692	-	2,634
Intangible Assets	-	184	-	184
Other Assets	3,124	123	(2,905)	342
Total Assets	$8,269	$5,662	$(3,275)	$10,656

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$191	$1	$-	$192
Trade accounts payable	382	421	-	803
Other current liabilities	590	2,587	(2,062)	1,115
Total Current Liabilities	1,163	3,009	(2,062)	2,110
Long-Term Debt	3,228	570	-	3,798
Deferred Income Taxes	423	267	-	690
Other Liabilities	51	182	-	233
Shareholders' Equity	3,404	1,634	(1,213)	3,825
Total Liabilities and Shareholders' Equity	$8,269	$5,662	$(3,275)	$10,656

Condensed Consolidating Balance Sheet (unaudited) as of September 28, 2002

	(in millions)
	Tyson	IBP	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$42	$9	$-	$51
Accounts receivable, net	896	610	(405)	1,101
Inventories	1,078	807		1,885
Other current assets	28	79		107
Total Current Assets	2,044	1,505	(405)	3,144
Net Property, Plant and Equipment	2,138	1,900		4,038
Goodwill	941	1,692		2,633
Intangible Assets	-	190		190
Other Assets	3,118	155	(2,906)	367
Total Assets	$8,241	$5,442	$(3,311)	$10,372

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$253	$1	$-	$254
Trade accounts payable	352	403		755
Other current liabilities	635	2,546	(2,097)	1,084
Total Current Liabilities	1,240	2,950	(2,097)	2,093
Long-Term Debt	3,160	573		3,733
Deferred Income Taxes	378	265		643
Other Liabilities	70	171		241
Shareholders' Equity	3,393	1,483	(1,214)	3,662
Total Liabilities and Shareholders' Equity	$8,241	$5,442	$(3,311)	$10,372

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended June 28, 2003

	(in millions)
	Tyson	IBP	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$19	$60	$-	$79
Depreciation and amortization	66	44		110
Plant closing-related charges	12	-		12
Deferred income taxes and other	35	13		48
Net changes in working capital	(71)	(49)		(120)
Cash Provided by Operating Activities	61	68		129
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(127)	(20)		(147)
Proceeds from sale of assets	12	-		12
Net change in other assets and liabilities	(35)	5		(30)
Cash Used for Investing Activities	(150)	(15)		(165)
Cash Flows From Financing Activities:
Net change in debt	83	1		84
Purchase of treasury shares	(3)	-		(3)
Dividends and other	(14)	-		(14)
Cash Provided by Financing Activities	66	1		67
Effect of Exchange Rate Change on Cash	10	(12)		(2)
Increase (Decrease) in Cash and Cash Equivalents	(13)	42		29
Cash and Cash Equivalents at Beginning of Period	60	11		71
Cash and Cash Equivalents at End of Period	$47	$53	$-	$100

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended June 29, 2002

	(in millions)
	Tyson	IBP	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$37	$70	$-	$107
Depreciation and amortization	87	37		124
Deferred income taxes and other	(17)	23		6
Net changes in working capital	106	(93)		13
Cash Provided by Operating Activities	213	37		250
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(89)	(37)		(126)
Acquisitions of property, plant and equipment	(73)	-		(73)
Net change in other assets and liabilities	5	-		5
Cash Used for Investing Activities	(157)	(37)		(194)
Cash Flows From Financing Activities:
Net change in debt	(43)	(3)		(46)
Purchase of treasury shares	(5)	-		(5)
Dividends and other	(13)	(1)		(14)
Cash Used for Financing Activities	(61)	(4)		(65)
Effect of Exchange Rate Change on Cash	(2)	9		7
Increase (Decrease) in Cash and Cash Equivalents	(7)	5		(2)
Cash and Cash Equivalents at Beginning of Period	34	16		50
Cash and Cash Equivalents at End of Period	$27	$21	$-	$48

Condensed Consolidating Statement of Cash Flows (unaudited) for the nine months ended June 28, 2003

	(in millions)
	Tyson	IBP	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$68	$122	$-	$190
Depreciation and amortization	201	137		338
Plant closing-related charges	34	-		34
Deferred income taxes and other	41	7		48
Net changes in working capital	(11)	(180)		(191)
Cash Provided by Operating Activities	333	86		419
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(267)	(62)		(329)
Proceeds from sale of assets	18	5		23
Net change in other assets and liabilities	(22)	29		7
Cash Used for Investing Activities	(271)	(28)		(299)
Cash Flows From Financing Activities:
Net change in debt	6	(3)		3
Purchase of treasury shares	(32)	-		(32)
Dividends and other	(43)	-		(43)
Cash Used for Financing Activities	(69)	(3)		(72)
Effect of Exchange Rate Change on Cash	12	(11)		1
Increase in Cash and Cash Equivalents	5	44		49
Cash and Cash Equivalents at Beginning of Period	42	9		51
Cash and Cash Equivalents at End of Period	$47	$53	$-	$100

Condensed Consolidating Statement of Cash Flows (unaudited) for the nine months ended June 29, 2002

	(in millions)
	Tyson	IBP	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$124	$175	$-	$299
Depreciation and amortization	234	122		356
Deferred income taxes and other	17	47		64
Net changes in working capital	353	(133)		220
Cash Provided by Operating Activities	728	211		939
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(234)	(132)		(366)
Acquisitions of property, plant and equipment	(73)	-		(73)
Net change in investment in commercial paper	94	-		94
Net change in other assets and liabilities	(45)	(1)		(46)
Cash Used for Investing Activities	(258)	(133)		(391)
Cash Flows From Financing Activities:
Net change in debt	(437)	(84)		(521)
Purchase of treasury shares	(15)	-		(15)
Dividends and other	(39)	(4)		(43)
Cash Used for Financing Activities	(491)	(88)		(579)
Effect of Exchange Rate Change on Cash	1	8		9
Decrease in Cash and Cash Equivalents	(20)	(2)		(22)
Cash and Cash Equivalents at Beginning of Period	47	23		70
Cash and Cash Equivalents at End of Period	$27	$21	$-	$48

Note 7:   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net Income	$79	$107	$190	$299
Other comprehensive income (loss)
Currency translation adjustment	22	(4)	32	3
Unrealized loss on investments	-	-	-	(1)
Derivative unrealized gain (loss)	(1)	(1)	1	1
Derivative gain recognized in cost of sales	-	1	1	3
Total comprehensive income	$100	$103	$224	$305

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002
Income tax benefit (expense):
Unrealized loss on investments	$-	$-	$-	$ 0.7
Derivative unrealized gain	(0.5)	0.2	(1.9)	(0.6)
Derivative gain recognized in cost of sales	0.1	(0.4)	(0.7)	(1.2)
Total income tax expense	$(0.4)	$(0.2)	$ (2.6)	$ (1.1)

Note 8:   CONTINGENCIES

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

Wage and Hour/ Labor Matters   In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues.  As part of this investigation, the DOL inspected 14 of the Company's processing facilities.  On May 9, 2002, the Secretary of Labor filed a civil complaint against the Company in the U.S. District Court for the Northern District of Alabama.  The complaint alleges that the Company violated the overtime provisions of the federal Fair Labor Standards Act (FSLA) at the Company's chicken-processing facility in Blountsville, Alabama.  The complaint does not contain a definite statement of what acts constituted alleged violations of the statute.  The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the Complaint, an additional amount in unspecified liquidated damages, and an injunction against future violations at that facility and all other facilities operated by the Company.  The Company has filed its initial answer and discovery has commenced.

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox v. Tyson) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the FSLA.  The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs.  At filing 159 current and/or former employees consented to join the lawsuit and, to date, approximately 5,000 consents have been filed with the court. Discovery in this case is ongoing. A hearing was held on March 6, 2000, to consider the plaintiff's request for collective action certification and court-supervised notice. No decision has been rendered.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox v. Tyson in that the employees claim violations of the FSLA for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law.  Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. Currently, there are approximately 500 additional current or former employees who have filed consents to join the lawsuit. The court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities.  On July 17, 2002, the court granted the plaintiffs' motion to certify the state law claims.  On September 23, 2002, the Third Circuit Court of Appeals agreed to hear the Company's petition to review the court's decision to certify the state law claims.  Briefing and argument has been completed before the Third Circuit Court of Appeals and no decision has been rendered.

Substantially similar suits have been filed against several other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v. Tyson and the other lawsuits.

On November 5, 2001, a lawsuit entitled Maria Chavez, et al. vs. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. was filed in the U.S. District Court for the Eastern District of Washington against IBP, inc. (IBP; now known as Tyson Fresh Meats, Inc.) and the Company by several employees of IBP's Pasco, Washington, beef slaughter and processing facility alleging various violations of the FSLA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The Chavez lawsuit alleges IBP and/or the Company required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege that similar prior litigation entitled Alvarez, et al. vs. IBP, which resulted in a $3.1 million final judgment against IBP, supports a claim of collateral estoppel and/or is res judicata as to the issues raised in this new litigation.  Plaintiffs are seeking reimbursement for an unspecified amount of damages, exemplary damages, liquidated damages, prejudgment interest, attorney fees and costs.  IBP filed a timely Notice of Appeal in Alvarez and plaintiffs filed a timely notice of Cross-Appeal. On August 5, 2003, the Ninth Circuit Court of Appeals affirmed the lower court's decision in part and reversed the lower court's decision in part, and remanded the case to the lower court for recalculation of damages.  If the ruling of the Ninth Circuit Court of Appeals is upheld in its entirety, IBP will have additional exposure in Alvarez of approximately $5 million.  IBP presently plans to file a petition for rehearing by the panel of the Ninth Circuit Court of Appeals that heard Alvarez or, in the alternative, a hearing en banc.  Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but the U.S. District Court for the Eastern District of Washington granted  plaintiff's  motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23 and notice has been sent to potential state law claim class members.  A trial date of September 7, 2004 in Chavez has been set by the court.

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, Inc. and Tyson Foods, Inc., was filed in the United States District Court for the Middle District of Tennessee.  Ten current and former hourly employees of IBP's case-ready facility in Goodlettsville, Tennessee filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming that the defendants have violated the overtime provisions of the FLSA.  The suit alleges that the defendants have failed to pay employees for all hours worked from the plant's commencement of operations under IBP's control in April 2001.  The Company acquired the plant as part of its acquisition of IBP.  In particular, the suit alleges that employees should be paid for the time it takes to collect, assemble, and put on, take off and wash their health, safety, and production gear at the beginning and end of their shifts and during their meal period.  The suit also alleges that the defendants deduct 30 minutes per day from employees' paycheck regardless of whether employees obtain a full 30-minute period for their meal.  Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs.  On January 10, 2003, another 31 employees from Tennessee filed consents to join the lawsuit as plaintiffs.  On January 15, 2003, the defendants filed an answer to the complaint denying any liability. On January 14, 2003, the named plaintiffs filed a motion for expedited court-supervised notice to prospective class members.  The motion seeks to conditionally certify a class of similarly situated employees at all of IBP's non-unionized facilities that have not been the subject of FLSA litigation.  Plaintiffs seek to include all non-exempt employees that have worked at the facility since its opening on April 1, 2001.  Defendants have filed a response to the motion and the Plaintiffs and the Company are, under the supervision of the Court, specifying the terms and conditions of the notice.

Environmental Matters  The Company was advised by the U.S. Attorney's office for the Western District of Missouri that the government intended to seek indictment of the Company for alleged violations of the Clean Water Act related to activities at its Sedalia, Missouri facility.  The Company reached agreements with the state and federal government to settle this matter for a total of $7.5 million and three years probation.  The Company also reached an agreement with the Environmental Protection Agency that debarment from government contracts would not occur if the Company agreed to take certain measures including implementation of a Environmental Management system at certain locations, Company wide Environmental Compliance Audits and other terms.

On October 23, 2001, a putative class action lawsuit was filed in the District Court for Mayes County, Oklahoma, against the Company by R. Lynn Thompson and Deborah S. Thompson on behalf of all owners of Grand Lake O' the Cherokee's littoral (lake front) property. The suit alleges that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake.  Plaintiffs are seeking injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  Simmons Foods, Inc. ("Simmons") and Peterson Farms, Inc. have been joined as defendants.  The Company and Simmons are seeking leave to file a third party complaint against entities that contribute wastes and wastewater into Grand Lake. The class certification hearing has been set in late 2003.

On December 10, 2001, the City of Tulsa, Oklahoma and the Tulsa Metropolitan Utility Authority filed in the U.S. District Court for the Northern District of Oklahoma the case styled The City of Tulsa and the Tulsa Municipal Utility Authority v. Tyson Foods, Inc., et al. against the Company, Cobb-Vantress, Inc., a wholly owned subsidiary of the Company, four other fully integrated poultry companies and the City of Decatur, Arkansas.  With respect to the Company and Cobb-Vantress, Inc., the suit alleges that degradation of the Tulsa water supply is attributable, in whole or in part, to the non-point source run-off from the land application of poultry litter in the watershed feeding the lakes that act as the City of Tulsa's water supply, and that the Company and Cobb-Vantress, Inc. are, together with the other defendants named in the lawsuit, jointly and severally responsible for the alleged over application of poultry litter in the watershed.  Settlement of this matter was approved by the Court on July 16, 2003.  A total of $1.625 million was paid on behalf of the Company and Cobb-Vantress, Inc. as part of a $7.5 settlement by all defendants.

Securities Matters  Between January and March 2001, a number of lawsuits were filed by certain stockholders in the U.S. District Court for the District of South Dakota and one suit filed in the U.S. District Court for the Southern District of New York seeking to certify a class of all persons who purchased IBP stock between February 7, 2000 and January 25, 2001.  The plaintiff in the New York action voluntarily dismissed and refiled its complaint in South Dakota, where the suits were consolidated under the name In re IBP, inc. Securities Litigation and a single, consolidated amended complaint was filed.  The complaint, seeking unspecified compensatory damages, alleges that IBP and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about IBP's financial results in order to inflate its stock price.  IBP filed a Motion to Dismiss on December 21, 2001, which was then fully briefed.  While the motion was awaiting decision, IBP and the plaintiffs reached a tentative settlement of all claims, as reflected by a Memorandum of Understanding ("MOU") that was executed on March 19, 2003.  The MOU sets forth the essential terms of a settlement to be reflected in final settlement documents to be prepared and submitted to the court for approval, including, among other terms and conditions, the dismissal with prejudice of all claims against defendants, releases by class members, and a payment by IBP of a total amount of $8 million. In July 2003, a finalized Stipulation of Settlement consistent with the MOU was executed and submitted to the court for its preliminary approval. The tentative settlement is subject to various conditions, including among other things, execution of definitive documentation and receiving preliminary and final court approvals.  In light of this tentative settlement, IBP has been permitted by the court to withdraw its pending motion to dismiss, without prejudice.  The Company does not anticipate that effectuation of the tentative settlement will have any material impact on its financial condition, especially in view of IBP's insurance coverage for the matter.

Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP stock or traded in certain IBP options from March 29, 2001, when the Company announced its intention to terminate the Merger Agreement with IBP, through June 15, 2001, when the Delaware Court rendered its Post-Trial Opinion in the Consolidated Action. The actions, entitled Meyer v. Tyson Foods, Inc., et al., C.A. No. 01-425 SLR; Banyan Equity Mgt. v. Tyson Foods, Inc., et al., C.A. No. 01-426 GMS; Steiner v. Tyson Foods, Inc., et al., C.A. No. 01-462 GMS; Aetos Corp., et al. v. Tyson, et al., C.A. No. 01-463 GMS; Meyers, et al. v. Tyson Foods, Inc., et al., C.A. No. 01-480; Binsky v. Tyson Foods, Inc., et al., C.A. No. 01-495; Management Risk Trading LP v. Tyson Foods, Inc., et al., C.A. No. 01-496; and Stark Investments, L.P., et al. v. Tyson et al., C.A. No. 01-565 alleged that the defendants violated federal securities laws by making, or causing to be made, certain false and misleading statements in connection with the Company's attempted termination of the Merger Agreement.  Plaintiffs are seeking an unspecified amount of compensatory damages, interest, attorney fees and costs.  The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation.  On December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint.  The plaintiffs allege that, as a result of the defendants' alleged conduct, the purported class members were harmed.  On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint.  By memorandum order dated October 23, 2002, the court granted in part and denied in part the defendants' motion to dismiss.  The matter of class certification is now pending before the court, with Plaintiffs having moved to have their purported class certified and defendants having filed papers opposing the motion, and discovery is proceeding.

General Matters  In July 1996, certain cattle producers filed Henry Lee Pickett, et al vs. IBP, inc. in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The Court approved this narrower class in April 1999. The 11th Circuit Court of Appeals reversed the District Court decision to certify a class on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. The plaintiffs then filed pleadings seeking to certify an amended class. The Court denied the plaintiffs' motion on October 17, 2000. Plaintiffs' motion for reconsideration of the judge's decision was denied, and plaintiffs then asked the Court to certify a class of cattle producers who have sold exclusively to IBP on a cash market basis, which the Court granted in December 2001. In January 2002, IBP filed a petition with the 11th Circuit Court of Appeals seeking permission to appeal the class certification decision, which the Circuit Court of Appeals denied on March 5, 2002. The District Court has set a schedule for completing the class notice mailing and set a trial date of January 12, 2004.   IBP's motions for summary judgment on both liability and damages were denied on April 29, 2003.  Plaintiffs seek injunctive relief, punitive damages, and compensatory damages which plaintiffs claim are in excess of $500,000,000.  Management believes IBP has acted properly and lawfully in its dealings with cattle producers.

On September 12, 2002, 82 individual plaintiffs filed Michael Archer, et al. v. Tyson Foods, Inc. and The Pork Group, Inc., CIV 2002-497, in the Circuit Court of Pope County, Arkansas.  On August 18, 2002, the Company announced a restructuring of its live swine operations which, among other things, will result in the discontinuance of relationships with 132 contract hog producers, including the plaintiffs.  In their complaint, the plaintiffs allege that the Company committed fraud and should be promissorily estopped from terminating the parties' relationship.  The plaintiffs seek an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  The Company has filed a motion to Stay All Proceedings and Compel Arbitration which was denied, and briefing has begun in the Arkansas Court of Appeals.

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

Note 9:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002
Numerator:
Net income	$79	$107	$190	$299
Denominator:
Denominator for basic earnings per share-
Weighted average shares	345	348	346	348
Effect of dilutive securities:
Stock options and restricted stock	6	7	6	7
Denominator for diluted earnings per share-
Adjusted weighted average shares and
Assumed conversions	351	355	352	355

Basic earnings per share	0.23	0.31	0.55	0.86
Diluted earnings per share	0.23	0.30	0.54	0.84

Approximately 13 million shares and 6 million shares of the Company's option shares outstanding at June 28, 2003, and June 29, 2002, respectively, were antidilutive and were not included in the dilutive earnings per share calculation for the respective three and nine months.

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

Prepared Foods segment includes the Company's operations that manufacture and market frozen and refrigerated food products.  Products include pepperoni, beef and pork toppings, pizza crusts, flour and corn tortilla products, appetizers, hors d'oeuvres, desserts, prepared meals, ethnic foods, soups, sauces, side dishes, specialty pasta and meat dishes as well as branded and processed meats.  The Prepared Foods segment markets its products to food retailers, distributors, wholesalers, restaurants and hotel chains.

Other segment includes the logistics group and other corporate activities not identified with specific protein groups.  For the three and nine months ended June 28, 2003, this segment also includes proceeds of $42 and $164 million respectively, received from the partial settlement related to ongoing vitamin antitrust litigation as compared to $30 million included in the three and nine months ended June 29, 2002.  The partial settlements were recorded as a reduction to cost of sales.

Information on segments and a reconciliation to income before income taxes are as follows, (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Sales
Beef	$3,147	$2,703	$8,652	$7,846
Chicken	1,877	1,858	5,500	5,428
Pork	631	552	1,822	1,938
Prepared Foods	658	766	1,960	2,334
Other	17	23	43	60
Total Sales	$6,330	$5,902	$17,977	$17,606

Operating Income (Loss):
Beef	$78	$63	$131	$126
Chicken	47	105	105	357
Pork	8	(8)	56	48
Prepared Foods	10	52	46	119
Other	58	35	191	49
Total Operating Income	201	247	529	699

Other Expense	78	80	234	235

Income before Income Taxes	$123	$167	$295	$464

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings for the third quarter of fiscal 2003 were $79 million or $0.23 per diluted share compared to $107 million or $0.30 per diluted share for the third quarter of fiscal 2002.  Earnings for the nine months of fiscal 2003 were $190 million, or $0.54 per diluted share, compared to $299 million, or $0.84 per diluted share in fiscal 2002.  Included in pretax earnings for the third quarter and nine months of fiscal 2003 are $42 million and $164 million, respectively, received in connection with ongoing vitamin antitrust litigation.  Also included are $47 million and $19 million of costs related to the closing of poultry operations during the first and third quarters, respectively, of fiscal 2003 and a $10 million write-down related to the impairment of an equity interest in a live swine operation recorded in the third quarter of fiscal 2003.

 Third Quarter of Fiscal 2003 vs. Third Quarter of Fiscal 2002

Sales increased $428 million or 7.3% for the quarter with a 1.9% decrease in volume and a 9.4% increase in price.

Cost of sales increased $454 million or 8.4%.  As a percent of sales, cost of sales increased to 93.1% from 92.1%.  This increase was due largely to higher live cattle prices in the beef segment and increases in grain costs in the chicken segment.

Selling, general and administrative expenses increased slightly.  As a percentage of sales, selling, general and administrative expenses decreased to 3.4% from 3.7%.  Savings were realized in general and administrative expenses associated with the ongoing integration of IBP and Tyson corporate functions, and the sale of subsidiary Specialty Brands, Inc. (Specialty Brands) in the fourth quarter of fiscal 2002.  These improvements were offset by increased professional fees and increased selling expense related to roll out of new products.

Interest expense decreased $7 million and 7.3% from the same period last year, primarily as a result of a 7.6% decrease in the Company's average indebtedness.  The overall weighted average borrowing rate increased slightly from 6.90% to 6.93%.

Other expense increased $5 million from the same period last year, primarily resulting from the $10 million write-down related to the impairment of an equity interest in a live swine operation.

Third Quarter Segment Review (In millions)
	Sales by Segment		Sales by Segment
	Three Months Ended		Three Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Beef	$3,147	$2,703	$78	$63
Chicken	1,877	1,858	47	105
Pork	631	552	8	(8)
Prepared Foods	658	766	10	52
Other	17	23	58	35
Total	$6,330	$5,902	$201	$247

Beef segment third quarter sales increased $444 million or 16.4% from the same period last year, with a 17.8% increase in average sales prices and a 1.1% decrease in volume.  Case-ready beef sales were $252 million and increased 18.3%, domestic fresh meat beef sales increased 14.6% and international beef sales increased 23.8%.  Beef segment operating income increased $15 million.  The increases in average selling prices were due to strong demand for the Company's domestic beef production caused in part by the US ban on Canadian beef.  However, these increases were partially offset by an increase in live cattle prices.

Chicken segment third quarter sales increased $19 million or 1.0% from the same period last year, with a slight decrease in average sales prices and a 1.3% increase in volume.  Foodservice chicken sales dollars increased 1.4%, retail chicken sales dollars increased 1.3%, and international chicken sales dollars remained constant.  International sales continue to be impacted by import restrictions and political pressures primarily in Russia and China.  Chicken segment operating income decreased $58 million from the same period last year primarily due to increased grain costs and plant closing costs.

Pork segment third quarter sales increased $79 million or 14.4% from the same period last year, with a 23.6% increase in average sales prices and a 7.4% decrease in volume.  Case-ready pork sales were $62 million and increased 59.0%, domestic fresh meat pork sales increased 13.3%, international pork sales increased 7.2% and live swine sales decreased 28.0%.  Pork segment operating income increased $16 million.  The increase in average sales prices was more than offset by an increase in live hog prices.  However, operating income was positively affected by the prior year restructuring of the live swine operation.

Prepared foods segment third quarter sales decreased $108 million or 14.1% from the same period last year with a 4.8% decrease in average sales prices and a 9.8% decrease in volume, or a 2.6% decrease excluding Specialty Brands prior year volume.  Sales declined due to product and plant rationalization and the sale of Specialty Brands, which accounted for $60 million in sales for the third quarter last year.  Segment operating income decreased $42 million from the same period last year resulting primarily from the current period increases in raw material prices and due to the declines in volume.  Additionally operating income was affected by the work stoppage at our Jefferson facility and by increased costs related to the roll out of new products this quarter.

Other segment operating income increased $23 million primarily due to partial settlements received in connection with the ongoing vitamin antitrust litigation.  Current period results include $42 million as compared to $30 million received in the third quarter of fiscal 2002.

Nine Months of Fiscal 2003 vs. Nine Months of Fiscal 2002

Sales increased $371 million and 2.1%, with a slight decrease in volume and a 2.5% increase in price.

Cost of sales increased $524 million or 3.2%.  As a percent of sales, cost of sales increased to 93.2% from 92.2%.  This increase was due largely to higher beef live costs and increases in grain costs in the chicken segment.

Selling, general and administrative expenses decreased $49 million.  As a percentage of sales, selling, general and administrative expenses decreased from 3.8% to 3.5%.  This resulted primarily from savings in general and administrative expenses associated with the ongoing integration of IBP and Tyson corporate functions, and the sale of Specialty Brands in the fourth quarter of fiscal 2002.

Interest expense decreased $12 million and 4.8% from the same period last year, primarily resulting from an 8.4% decrease in the Company's average indebtedness.  The overall weighted average borrowing rate increased to 7.2% from 6.9%, primarily resulting from bonds repurchased in the first quarter of fiscal 2003.  Excluding the repurchase of the bonds, interest expense decreased $18 million.

Other expense increased $11 million from the same period last year, primarily resulting from the $10 million write-down related to the impairment of an equity interest in a live swine operation.

Nine Months Segment Review (In millions)
	Sales by Segment		Sales by Segment
	Nine Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Beef	$8,652	$7,846	$131	$126
Chicken	5,500	5,428	105	357
Pork	1,822	1,938	56	48
Prepared Foods	1,960	2,334	46	119
Other	43	60	191	49
Total	$17,977	$17,606	$529	$699

Beef segment nine months sales increased $806 million or 10.3% from the same period last year, with a 10.0% increase in average sales prices and a slight increase in volume.  Case-ready beef sales were $694 million and increased 16.1%, domestic fresh meat beef sales increased 8.4% and international beef sales increased 16.0%.  Beef segment operating income increased $5 million.  The beef segment sales increases were partially offset by an increase in live cattle prices.

Chicken segment nine months sales increased $72 million or 1.3% from the same period last year, with a 1.3% decrease in average sales prices and a 2.7% increase in volume.  Foodservice chicken sales dollars increased 4.3%, retail chicken sales dollars increased slightly and international chicken sales dollars decreased 9.6%.  International sales continue to be impacted by import restrictions and political pressures primarily in Russia and China.  Chicken segment operating income decreased $252 million from the same period last year primarily due to increased grain costs, plant closing costs and lower market prices.

Pork segment nine months sales decreased $116 million or 6.0% from the same period last year, with a 2.0% decrease in average sales prices and a 4.0% decrease in volume.  Case-ready pork sales were $157 million and increased 50.0%, domestic fresh meat pork sales decreased 7.6%, international pork sales decreased 9.7% and live swine sales decreased 37.4%  Pork segment operating income increased $8 million.  The decline in sales is primarily due to declines in volume and lower average selling prices for our finished product.  However, operating income was positively affected by the prior year restructuring of the live swine operation.

Prepared foods nine months sales decreased $374 million or 16.0% from the same period last year, with a 6.8% decrease in average sales prices and a 9.9% decrease in volume, or a 2.9% decrease excluding Specialty Brands prior year volume.  Sales declined due to product and plant rationalization and the sale of Specialty Brands, which accounted for $179 million in sales last year.  Segment operating income decreased $73 million from the same period last year resulting primarily from the increases during the year in raw material prices and due to the declines in volume.  Additionally operating income was affected by the work stoppage at our Jefferson facility and increased costs related to the roll out of new products this year.

Other segment operating income increased $142 million primarily due to partial settlements received in connection with the ongoing vitamin antitrust litigation.  Current year results include $164 million as compared to $30 million received in fiscal 2002.

FINANCIAL CONDITION

For the third quarter of fiscal 2003, net cash totaling $129 million was provided by operating activities.  The decrease from the same period last year is due to a net change in working capital of $133 million and a decrease in net income of $28 million, partially offset by an increase in deferred taxes of $42 million.  The change in working capital is primarily due to increased inventory values as well as the timing of cash receipts and payments related to other working capital items.  The Company used cash from operations and additional borrowings to fund $147 million of property, plant and equipment additions, to repurchase $3 million of the Company's Class A common stock in the open market and to pay dividends of $13 million.  Of the $147 million of property, plant and equipment additions, $74 million was the result of purchasing assets at the expiration of their lease term.

For the nine months ended June 28, 2003, net cash totaling $419 million was provided by operating activities.  The decrease from the same period last year is due to a net change in the working capital effect of $411 million and a decrease in net income of $109 million.  The change in working capital is primarily due to increased accounts receivable resulting from increased sales as well as the timing of cash receipts and payments related to other working capital items.  The Company used cash from operations to fund $329 million of property, plant and equipment additions, to repurchase $32 million of the Company's Class A common stock in the open market and pay dividends of $41 million.  The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.  Capital spending for fiscal 2003 is expected to be in the range of $400 to $450 million.

At June 28, 2003, working capital was $1.4 billion compared to $1.1 billion at 2002 fiscal year end, an increase of $304 million.  The current ratio at June 28, 2003 was 1.6 to 1 compared to 1.5 to 1 at September 28, 2002.  At June 28, 2003, total debt was 51.1% of total capitalization compared to 52.1% at September 28, 2002.

Total debt at June 28, 2003, was $3,990 million, an increase of $3 million from September 28, 2002.  The Company has unsecured revolving credit agreements totaling $1 billion that support the Company's commercial paper program. These $1 billion in facilities consist of $200 million that expires in June 2004, $300 million that expires in June 2005 and $500 million that expires in September 2006. At June 28, 2003, there were no amounts outstanding under these facilities. Outstanding debt at June 28, 2003, consisted of $3.4 billion of debt securities, $285 million issued under accounts receivable securitization debt, $106 million of commercial paper and other indebtedness of $239 million.

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company is in compliance with these covenants at June 28, 2003.

The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows provided by operating activities.  Additionally at June 28, 2003, the Company had borrowing capacity of $1.1 billion consisting of $655 million available under its $1 billion unsecured revolving credit agreements and $465 million under its $750 million accounts receivable securitization.

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

Accrued self insurance   Insurance expense for casualty claims and employee-related health care benefits is estimated using historical experience and actuarial estimates.  The assumptions used to arrive at periodic expenses are reviewed regularly by management.  However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

Impairment of long-lived assets   The Company is required to assess potential impairments to its long-lived assets, which are primarily property, plant and equipment.  If impairment indicators are present, the Company must measure the fair value of the assets in accordance with SFAS 144 to determine if adjustments are to be recorded.

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

Item 4.   Controls and Procedures

            (a)     Evaluation of Disclosure Controls and Procedures.

           An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

            (b)     Changes in Internal Control over Financial Reporting.

The Company's management, including the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings

 Refer to the discussion of certain legal proceedings pending against the Company under Part I., Item 1. Notes to Consolidated Condensed Financial Statements, Note 8: Contingencies, which discussion is incorporated herein by reference.  Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

On January 15, 1997, the Illinois EPA brought suit in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division against IBP alleging that IBP's operations at its Joslin, Illinois, facility are violating the "odor nuisance" regulations enacted in the State of Illinois. IBP has already completed additional improvements at its Joslin facility to further reduce odors from this operation, but denies Illinois EPA's contention that its operations at any time amounted to a "nuisance."  The Illinois EPA has alleged a damage claim of approximately $2,000,000.  IBP is attempting to discuss these issues with the State of Illinois in an effort to reach a settlement.

On or about June 6, 2001, IBP was advised the SEC had commenced a formal investigation related to the restatement of earnings made by IBP in March 2001, including matters relating to certain improprieties in the financial statements of DFG, a wholly-owned subsidiary.  The Company has been informed that three former employees of DFG received a so-called "Wells" notice advising them that the SEC had determined to recommend the initiation of an enforcement action and providing them an opportunity to provide their arguments against such an enforcement action.  IBP is cooperating with this investigation, and to date the SEC has made no claims against the Company.

On or around February 15, 2002, the Company learned that a processing facility owned by Zemco Industries, Inc., a subsidiary of IBP, is the subject of an investigation by the U.S. Attorney's office in Bangor, Maine, into allegedly improper testing and recording practices.  The Company acquired Zemco as part of the Company's acquisition of IBP on September 28, 2001.  Zemco has responded to grand jury subpoenas, is cooperating fully with the U.S. Attorney's office, and to date there has been no claim by the U.S. Attorney against the Company.

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

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

The Company's 2004 Annual Meeting is currently scheduled for February 6, 2004.  Accordingly, pursuant to the Company's bylaws, for any business to be brought before the 2004 Annual meeting by a proponent shareholder, written notice (in proper form as required by the Company's Bylaws) must be provided to R. Read Hudson, the Company's Secretary at 2210 West Oaklawn Drive, Springdale, Arkansas 72762-6999, no later than November 24, 2003 and no earlier than October 30, 2003.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibit filed with this report is listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

On April 28, 2003, the Company furnished a current report on Form 8-K containing its earnings release for the second quarter 2003.

EXHIBIT INDEX

The following exhibit is filed with this report.

Exhibit No.	Exhibit Description	Page
10.1

Amended and Restated 364-Day Credit Agreement, dated as of June 11, 2003, among the Company, as Borrower, the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank International", New York Branch and BNP Paribas, as Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent

		36-136

10.2

Amendment, dated as of June 11, 2003, to the Company's Three-Year Credit Agreement, dated as of June 12, 2002, by and among the Company, as Borrower, the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Capital Corporation (now know as Merrill Lynch Bank USA), as Syndication Agent, SunTrust Bank, Rabobank International (now known as Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank International", New York Branch) and Mizuho Financial Group (now known as Mizuho Corporate Bank, LTD), as Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent

		137-155

10.3

Amendment, dated as of June 11, 2003, to the Company's Five-Year Credit Agreement, dated as of September 24, 2001, by and among the Company, as borrower, the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Capital Corporation (now know as Merrill Lynch Bank USA), as Syndication Agent, SunTrust Bank, as Documentation Agent, Rabobank International (now known as Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank International", New York Branch) and Mizuho Financial Group (now known as Mizuho Corporate Bank, LTD), as Co-Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent Company

		156-176

12.1	Calculation of Ratio of Earnings to Fixed Charges	177

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002	178

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002	179

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	180

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	181

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 12, 2003	/s/ Steven Hankins
Steven Hankins
Executive Vice President and
Chief Financial Officer

Date: August 12, 2003	/s/ Rodney S. Pless
Rodney S. Pless
Senior Vice President, Controller and
Chief Accounting Officer 35