Form 10-K
period 2003-09-27
TYSON FOODS INC
filed 2003-12-16
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]                Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended September 27, 2003

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

On March 29, 2003, the aggregate market value of the Class A Common and Class B Common voting stock held by non-affiliates of the registrant was $1,865,010,321 and $292,857, respectively.

On September 27, 2003, there were outstanding 251,007,530 shares of the registrant's Class A Common Stock, $0.10 par value, and 101,634,548 shares of its Class B Common Stock, $0.10 par value.

Page 1 of 70 Pages
The Exhibit Index appears on pages 60 through 66

INCORPORATION BY REFERENCE

        The following indicated portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held February 6, 2004 (the "Proxy Statement") are incorporated by reference into the indicated portions of this Annual Report on Form 10-K:

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

        Item 14. Principle Accounting Fees and Services

         The information set forth under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees," "All Other Fees" and "Pre-Approval Policies" in the Proxy Statement.

PART I

ITEM 1. BUSINESS

GENERAL

Tyson Foods, Inc. and its subsidiaries (collectively, "the Company" or "Tyson"), with world headquarters in Springdale, Arkansas, produce, distribute and market chicken, beef, pork, prepared foods and related allied products.  The Company commenced business in 1935, was incorporated in Arkansas in 1947, and was reincorporated in Delaware in 1986.  The Company has engaged in a number of acquisitions, including the acquisitions of IBP, inc. (IBP) in 2001, Hudson Foods, Inc. in 1998 and Holly Farms Corporation in 1989.  In addition to being the world's largest processor and marketer of chicken, beef and pork products, the Company is also the second largest publicly traded food company in the United States and has one of the most recognized brand names in the food industry.

        The Company is a totally integrated poultry company.  Through its wholly owned subsidiary, Cobb-Vantress, Tyson is the number one breeding stock supplier in the world.  Tyson invests in breeding stock research and development which allows the Company to breed into its flocks the natural characteristics found to be most desirable.  The Company's integrated operations consist of breeding and raising chickens, as well as the processing, further-processing and marketing of these food products and related allied products, including animal and pet food ingredients.

       The Company is also involved in the processing of live fed cattle and hogs and fabrication of dressed beef and pork carcasses into primal and sub-primal meat cuts, case-ready products and fully-cooked beef and pork products.  In addition, the Company derives value from allied products such as hides and variety meats for sale to further processors.

       The Company produces a wide range of fresh, value-added, frozen and refrigerated food products.  The Company's products are marketed and sold to national and regional grocery chains, regional grocery wholesalers, meat distributors, clubs and warehouse stores, military commissaries, industrial food processing companies, national and regional chain restaurants or their distributors, international export companies and domestic distributors who service restaurants, foodservice operations such as plant and school cafeterias, convenience stores, hospitals and other vendors.  Sales are made by the Company's sales staff located in Springdale, Arkansas, and Dakota Dunes, South Dakota, as well as in various regional offices throughout the United States and in several foreign countries.  Additionally, sales to the military and a portion of sales to international markets are made through independent brokers and trading companies.

FINANCIAL INFORMATION OF BUSINESS SEGMENTS

The Company operates in five business segments: Chicken, Beef, Pork, Prepared Foods and Other.  The contribution of each business segment to net sales and operating income, and the identifiable assets attributable to each business segment are set forth in Note 17, "Segment Reporting" of the Consolidated Financial Statements included herein at pages 51 through 52.

DESCRIPTION OF BUSINESS SEGMENTS

Chicken  The Company's chicken operations are primarily involved in the processing of live chickens into fresh, frozen and value-added chicken products sold through domestic foodservice, domestic food retailers, wholesale club markets that service small foodservice operations, small businesses and individuals, as well as specialty and commodity distributors who deliver to restaurants, schools and international markets throughout the world.  The Chicken segment also includes sales from allied products and the chicken breeding stock subsidiary.

Beef  The Company's beef operations are primarily involved in the processing of live fed cattle and fabrication of dressed beef carcasses into primal and sub-primal meat cuts and case-ready products.  It also involves deriving value from allied products such as hides and variety meats for sale to further processors and others.  The Beef segment markets its products to food retailers, distributors, wholesalers, restaurants and hotel chains and other food processors in domestic and international markets.  Allied products are also marketed to manufacturers of pharmaceuticals and technical products.

        Eight of the Company's fed beef plants include hide processing facilities.  The uncured hides from the Company's other fed beef plants are transported to these facilities, which include brine curing operations and, in four locations, chrome hide tanneries.  The chrome tanning process produces a semi-finished product that is shipped to leather good manufacturers worldwide.  Brine-cured hides are sold to other tanneries.  Tyson is the largest chrome tanner of cattle hides in the United States.

Pork  The Company's pork operations involve the processing of live hogs and the fabrication of pork and allied products. The Company's pork facilities produce fresh boxed pork and case-ready products for shipment to customers, as well as pork bellies, hams and boneless picnic meat for shipment to customers who further process the pork into bacon, cooked hams, luncheon meats and sausage items.  Throughout production, edible pork and allied products, such as variety meat items, are segregated and prepared for shipment or further refinement.  Inedible pork products derived from processing operations are used by further processing to manufacture pet foods, technical products, pharmaceuticals and cosmetics.

        Additionally, the Company has farrow-to-finish swine operations, which include genetic and nutritional research, weaned and feeder pig sales, feeder pig finishing and the marketing of live swine to regional and national packers that are conducted in Arkansas, Missouri and Oklahoma.

Prepared Foods  The Company's prepared foods operations manufacture and market frozen and refrigerated food products.  Products include pepperoni, beef and pork toppings, pizza crusts, flour and corn tortilla products, appetizers, hors d'oeuvres, desserts, prepared meals, ethnic foods, soups, sauces, side dishes, specialty pasta and meat dishes as well as branded and processed meats.  The Prepared Foods segment markets its products to food retailers, distributors, wholesalers, restaurants and hotel chains.

Other  The Company's other segment includes the logistics group and other corporate activities not identified with specific protein groups.

RAW MATERIALS AND SOURCES OF SUPPLY

Chicken  The primary raw materials used by the Company in its chicken operations consist of live chickens that are raised primarily by independent contract growers.  The Company's vertically-integrated chicken process begins with the grandparent breeder flocks.  Breeder farms specialize in producing the generations of male and female strains, with the broiler being the final progeny.  The breeder flocks are raised to maturity in grandparent growing and laying farms where fertile eggs are produced.  The fertile eggs are incubated at the grandparent hatchery and produce male and female pullets (i.e., the parents). The pullets are sent to breeder houses, and the resulting eggs are sent to Company hatcheries.  Once the chicks have hatched, they are sent to broiler farms. There, contract growers care for and raise the chicks according to Company standards while receiving advice from Company technical service personnel until the broilers have reached the desired processing weight.  The adult chickens are caught and hauled to processing plants. The finished products are sent to distribution centers and then transported to customers.  Vertically-integrated poultry companies operate their own feed mills to produce scientifically-formulated feeds.  Corn and soybean meal are major production costs in the poultry industry, representing roughly 39% of the cost of growing a chicken.  In addition to feed ingredients to grow the chickens, the Company uses cooking ingredients, packaging materials and cryogenic agents.  The Company believes that its sources of supply for these materials are adequate for its present needs and the Company does not anticipate any difficulty in acquiring these materials in the future.  While the Company produces substantially all of its inventory of breeder chickens and live broilers, it may also purchase live, ice-packed or deboned chicken to meet production requirements.

Beef  The primary raw material used by the Company in its beef operations is live cattle.  The Company does not have facilities of its own to raise cattle in the United States.  The Company has approximately 70 cattle buyers located throughout cattle producing areas who visit feed yards and buy a majority of the Company's live cattle on the open spot market.  These buyers are trained to select high quality animals and their performance is continually measured by the Company.  The Company also enters into various risk-sharing and procurement arrangements with producers that help secure a supply of livestock for daily start-up operations at its facilities.  The Company's Canadian subsidiary, Lakeside Farm Industries LTD (Lakeside), primarily has cattle feeding facilities and a beef carcass production and boxed beef processing facility.  In 2003, Lakeside's feedlots provided approximately 20% of that facility's fed cattle needs.

Pork  The primary raw material used by the Company in its pork operations is live swine.  The Company raises live swine to sell to outside processors and supplies a minimal amount of live swine for its own processing needs.  The majority of the Company's live swine supply is obtained through various procurement arrangements with producers.  The Company also employs buyers who purchase hogs on a daily basis, generally a few days before the animals are required for processing.

Prepared Foods  The primary raw materials used by the Company in its prepared foods operations are typically commodity based raw materials, including fresh and frozen chicken, beef and pork, corn, flour and frozen vegetables.  Some of these raw materials are provided by the chicken, beef and pork segments and can also be purchased from numerous suppliers and manufacturers.

SEASONAL DEMAND

The demand for the Company's chicken and beef products generally increases during the spring and summer months and generally decreases during the winter months. The Company's pork and prepared foods products generally experience increased demand during the winter months due to the holiday season and decreased demand during the spring and summer months.

CUSTOMERS

No single customer of the Company accounts for more than ten percent of the Company's consolidated revenues. However, the top three customers of each segment represent approximately 26% of the Chicken segment's sales, approximately 18% of the Beef segment's sales, approximately 22% of Pork segment's sales and approximately 23% of the Prepared Foods segment's sales. The Company believes the loss of any single customer would not have a material adverse effect on the Company's business. Although, any extended discontinuance of sales to any major customer could, if not replaced, have an impact on the Company's operations, the Company does not anticipate any such occurrences due to the demand for its products and its ability to obtain new customers.

BACKLOG OF ORDERS

There is no significant backlog of unfilled orders for the Company's products.

COMPETITION

The Company's food products compete with those of other national and regional food producers and processors and certain prepared food manufacturers, namely, Hormel Foods Corporation, Swift and Company, Cargill Incorporated, Smithfield Foods Inc., Pilgrims Pride Corp. and Sanderson Farms Inc.  Additionally, the Company's food products compete in international markets around the world.  The Company's principal marketing and competitive strategy is to identify target markets for value-enhanced products, to concentrate production, sales and marketing efforts in order to appeal to and enhance the demand from those markets and, utilizing its national distribution systems and customer support services, seek to achieve a leading market position for its products. Past efforts have indicated that customer demand generally can be increased and sustained through application of the Company's marketing strategy, as supported by its distribution systems.  The principal competitive elements are brand identification, price, product quality, and customer service.

INTERNATIONAL

The Company exported to more than 80 foreign countries in fiscal 2003. Major export markets include Canada, China, European Union, Japan, Mexico, Puerto Rico, Russia, Taiwan and South Korea.

        The Company continues to explore growth opportunities in Asia, Russia, and Brazil and believes each offers potential in terms of developing processing facilities.  The Company's subsidiary in Mexico continues to show growth with a focus on further processed chicken products.  The Company's wholly owned subsidiary, Cobb-Vantress, has operations in Argentina, Brazil, India, Indonesia, Japan, the Philippines, Spain, the United Kingdom, Venezuela and the Netherlands.  The Company also owns a majority interest in and operates a chicken processing facility in China and has equity interests in a Russian sausage processing facility and a Chinese pork processing facility.  The Company continues to be involved in a technical service agreement with Grupo Melo in Panama to assist Grupo Melo with the production of further processed chicken products and to allow it to license the Tyson brand.  Additional information regarding the Company's export sales and long-lived assets located in foreign markets is set forth in Note 17, "Segment Reporting" of the Consolidated Financial Statements included herein at pages 51 through 52.

RESEARCH AND DEVELOPMENT

The Company conducts continuous research and development activities to improve finished product development, to develop ways to automate manual processes in its processing plants and growout operations and to improve the strains of primary chicken breeding stock.  The annual cost of such research and development programs is less than one percent of total consolidated annual sales.

REGULATION AND FOOD SAFETY

The Company's facilities for processing chicken, beef, pork, prepared foods, milling feed and for housing live chicken and swine are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of its employees.  The Company's chicken, beef and pork processing facilities are participants in the government's Hazardous Analysis Critical Control Point (HACCP) program and are subject to the Public Health Security and Bioterroism Preparedness and Response Act of 2002. The cost of compliance with such laws and regulations has not had a material adverse effect upon the Company's capital expenditures, earnings or competitive position and it is not anticipated to have a material adverse effect in the future.  In 2003, the Company incurred expenses of approximately $79 million to maintain compliance with such regulations.  These expenditures relate principally to the normal operation and maintenance of wastewater treatment facilities ("Wastewater Treatment Facilities"), where the Company biologically treats these wastes, and the associated land application of wastes generated at these treatment facilities.  The Company incurred $6 million in capital expenditures, primarily related to its Wastewater Treatment Facilities, in fiscal 2003 and anticipates capital expenditures of approximately $3 million in fiscal 2004 for environmental projects primarily related to the Wastewater Treatment Facilities.  The Company believes that it is in substantial compliance with such applicable laws and regulations and the Company is not aware of any violations of, or pending changes in, such laws and regulations that are likely to result in material penalties or material increases in compliance costs, except as disclosed in Item 3.

         The Company works to ensure its products meet high standards of food quality and safety.   The Company's chicken, beef, pork and prepared foods products are subject to inspection prior to distribution, primarily by the United States Department of Agriculture.  Notwithstanding these efforts, food producers are at risk that their products may contain pathogens unless the product has been properly produced, handled and cooked.

         The Company is exposed to risk if its products are determined to be contaminated or cause illness or injury.   These risks include (1) the cost of adverse publicity and product recalls, including the associated negative consumer reaction; (2) exposure to related civil litigation; and (3) regulatory administrative penalties, which can include injunctive relief and other civil remedies, including plant closings.

EMPLOYEES AND LABOR RELATIONS

As of September 27, 2003, the Company employed approximately 120,000 persons. The Company believes that its overall relations with its workforce are good.

        Set forth below is a listing of the Company facilities which have employees subject to a collective bargaining agreement together with the name of the union party to the collective bargaining agreement, the number of employees at the facility subject thereto and the expiration date of the collective bargaining agreement currently in effect.

Location	Union		No. of People		Expiration Date
Albertville, AL	UFCW		772		November 2004
Amarillo, TX	Teamsters		3,288		November 2007
Ashland, AL	RWDSU		239		November 2005
Augusta, ME	UFCW		148		December 2004
Berlin, MD	UFCW		108		December 2004
Berlin, MD	Teamsters		109		December 2004
Berlin, MD	Teamsters		23		July 2004
Buena Vista, GA	RWDSU		566	(1)	December 2003
Buffalo, NY	IUOE		31		June 2006
Carthage, TX	UFCW		415		November 2006
Center, TX	UFCW		1,028		February 2006
Cherokee, IA	UFCW		595		March 2004

		7

Chicago, IL	Production/Maintenance		520		May 2005
Chicago, IL	UFCW		136	(1)	July 2003
Chicago, IL	Teamsters		1	(1)	April 2001
Concordia, MO	UFCW		191		June 2005
Corydon, IN	Steelworkers		37		April 2005
Corydon, IN	UFCW		385		January 2005
Dakota City, NE	UFCW		3,173		August 2004
Dakota City, NE	Teamsters		33		April 2005
Dardanelle, AR	UFCW		789		November 2004
Gadsden/Blountsville, AL	Teamsters		12		April 2004
Gadsden, AL	RWDSU		818		November 2004
Glen Allen, VA	UFCW		801		November 2004
Hope, AR	UFCW		1,041		March 2006
Jackson, MS	UFCW		728		December 2005
Jefferson, WI	UFCW		416	(2)	June 2002
Joslin, IL	Teamsters		16		June 2007
Joslin, IL	UFCW		2,077		March 2006
Logansport, IN	UFCW		1,641	(1)	October 2003
Manchester, NH	UFCW		432		December 2004
Noel, MO	UFCW		886		December 2005
Norfolk, NE	UFCW		1,254		September 2005
North Richland Hills, TX	UFCW		335		August 2004
Pasco, WA	Teamsters		1,617		May 2004
Perry, IA	UFCW		952		December 2007
Pine Bluff, AR	UFCW		247		November 2005
Ponca City, OK	UFCW		438		March 2004
Robards, KY	UFCW		1,210		November 2006
Shelbyville, TN	RWDSU		1,006		November 2007
Shelbyville, TN	Teamsters		28		August 2004
Waterloo, IA	UFCW		2,137		December 2006
Wilkesboro, NC	Teamsters		219		November 2004
Gomez Palacio, Durango	CTM		2,629		February 2005
Gomez Palacio, Durango	CTM		45		April 2005
Monterrey, Neuvo Leon	FNCSI		52		June 2005
Torreon, Coahuila	CROM		6		February 2005
Parras de la Fuenta, Coahuila	CROM		113		February 2005
Mexico, Districto Federal	CROC		48		March 2004

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

FNCSI - Sindicato Industrial de Trabajadores de Nuevo Leon

CROM - Confederacion Reginal Obrera de Mexico

CROC - Confederacion Reginal de Obreros y Campesinos

(1) Contracts are currently under negotiations

(2) The Company is currently experiencing work stoppage of its union employees at its Jefferson, Wisconsin facility, which began on February 28, 2003.  The facility continues to operate, although at less than full capacity, through the use of replacement workers hired by the Company.

MARKETING AND DISTRIBUTION

The Company's principal marketing objective is to be the primary provider of chicken, beef, pork and prepared foods products for our customers.  The Company identifies distinct markets and business opportunities through extensive consumer and market research.  The Company's branding strategy focuses on one national protein brand, the Tyson brand, as well as a number of strong regional brands.  All communications stress the quality and value proposition of the products while supporting and building brand awareness.  Communications efforts utilize a fully integrated and coordinated mix of activities designed to connect with customers and consumers on both a rational and emotional level. The Company utilizes its national distribution system and customer support services to achieve the leading market position for its products.

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

INDUSTRY PRACTICES

The Company's agreements with its customers are generally short-term, due primarily to the nature of its products, industry practice and the fluctuation in demand and price for such products.  In certain instances where the Company is selling further processed products to large customers, the Company may enter into written agreements whereby the Company will act as the exclusive or preferred supplier to the customer for periods up to 5 years and on pricing terms which are either fixed or variable.

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEBSITE

The Company maintains an internet website at www.tysonfoodsinc.com.  The Company makes available free of charge under the section "Investors" of its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission.  Also the Company's corporate governance principles, Audit Committee charter, Compensation Committee charter, Governance Committee charter and code of conduct are available under the section "Investors" on the Company's website.  The Company's corporate governance documents are available in print to any shareholder who requests them.

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

        Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as live cattle, live swine or feed grain costs; (ii) changes in the availability and relative costs of labor and contract growers; (iii) operating efficiencies of facilities; (iv) market conditions for finished products, including the supply and pricing of alternative proteins; (v) effectiveness of advertising and marketing programs; (vi) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (vii) risks associated with leverage, including, but not limited to, cost increases due to rising interest rates; (viii) risks associated with effectively evaluating derivatives and hedging activities; (ix) changes in regulations and laws (both domestic and foreign), including, but not limited to, changes in accounting standards, environmental laws and occupational, health and safety laws; (x) issues related to food safety, including, but not limited to, costs resulting from product recalls, regulatory compliance and any related claims or litigation; (xi) adverse results from ongoing litigation; (xii) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (xiii) the effect of, or changes in, general economic conditions.

ITEM 2. PROPERTIES

The Company currently has sales offices and production and distribution operations in the following states: Alabama, Arkansas, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Mississippi, Missouri, Nebraska, New Hampshire, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington and Wisconsin.  Additionally, the Company, either directly or through its subsidiaries, has facilities in or participates in joint venture operations in Argentina, Brazil, Canada, China, India, Indonesia, Ireland, Japan, Mexico, the Netherlands, Panama, the Philippines, Russia, Spain, the United Kingdom and Venezuela.

Chicken  The Company's chicken operations consist of 60 processing plants.  These plants are devoted to various phases of slaughtering, dressing, cutting, packaging, deboning or further-processing.  The total slaughter capacity is approximately 48 million head per week.  In addition, the Company owns 11 rendering plants with the capacity to produce 32 million pounds of animal protein products per week and 16 ground pet food processing operations in connection with chicken processing plants capable of producing nine million pounds of product per week.  In addition, there are two blending mill operations, 39 feed mills and 64 broiler hatcheries with sufficient capacity to meet the needs of the chicken growout operations.  During 2003, the feed mills operated at 72% of capacity, the hatcheries operated at 87% of capacity and the processing plants operated at 96% capacity.

Beef  The Company's beef operations consist of 14 beef production facilities, four of which include case-ready operations, and a Canadian cattle feeding facility.  These facilities slaughter live cattle, fabricate beef products and some treat and tan hides.  One of the beef facilities contains a tallow refinery and two of the case-ready operations share facilities with the pork segment.  The carcass facilities reduce live cattle to dressed carcass form.  Fed beef consists primarily of steers and heifers specifically raised for beef consumption.  The processing facilities conduct fabricating operations to produce boxed beef and allied products.  The processing facilities operated in 2003 at approximately 84% of their production capacities.  The total slaughter capacity is approximately 240,000 head per week.

Pork  The Company's pork operations consist of eight pork production facilities, two of which include case-ready operations.  These facilities slaughter live hogs and fabricate pork products and allied products.  The two case-ready operations share facilities with the beef segment.  The processing facilities operated in 2003 at approximately 82% of their production capacities.  The total slaughter capacity of these facilities is approximately 427,000 head per week.  Additionally the Company's live swine operations have 37 farrowing barns, 75 nursery houses and 69 finishing houses.  The Company also utilizes live swine contract growers.  The swine growout operations are supported by one dedicated feed mill supplemented by production from the chicken operations' feed mills.

Prepared Foods  The Company's prepared foods operations consist of 34 processing plants which process fresh beef, pork, chicken and other raw materials into pizza toppings, branded and processed meats, appetizers, hors d'oeuvres, desserts, ethnic foods, soups, sauces, side dishes and pizza crusts, flour and corn tortilla products and specialty pasta and meat dishes.  These processing plants have the capacity to produce approximately 61 million pounds per week and operated in 2003 at approximately 76% of capacity.

Other  The Company's other operations consist of 11 distribution centers, as well as 11 cold storage facilities used by the beef and pork divisions, 44 cold storage facilities at chicken processing plants, three cold storage facilities at chicken rendering plants and five cold storage facilities used by prepared foods plants with a total capacity of approximately 300 million pounds.

        The Company owns its major operating facilities with the following exceptions: one chicken emulsified plant is leased month to month, one hatchery is leased month to month, 422 chicken breeder farm houses are leased under agreements expiring at various dates through 2005, 31 chicken breeder farm houses are leased month to month and 30 broiler farms are leased year to year.  Additionally, the Company's live swine operation leases 20 farrowing barns, 24 nursery houses and 38 finishing houses, with the majority expiring in 2004.  One prepared foods distribution center is leased month to month and two prepared foods further processing facilities are leased until 2004 and 2005.

        Management believes the Company's present facilities are generally adequate and suitable for its current purposes;  however, seasonal fluctuations in inventories and production may occur as a reaction to market demands for certain products.  The Company regularly engages in construction and other capital improvement projects intended to expand capacity and improve the efficiency of its processing and support facilities.

ITEM 3. LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings pending against the Company under Part II., Item 8. Notes to Consolidated Condensed Financial Statements, Note 19: Contingencies, which discussion is incorporated herein by reference.  Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

In January 1997, the State of Illinois brought suit in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division against IBP alleging that IBP's operations at its Joslin, Illinois, facility are violating the "odor nuisance" regulations enacted in the State of Illinois. IBP has already completed additional improvements at its Joslin facility to further reduce odors from this operation, but denies Illinois EPA's contention that its operations at any time amounted to a "nuisance."  The Illinois EPA has alleged a damage claim of approximately $2,000,000.  IBP is attempting to discuss these issues with the State of Illinois in an effort to reach a settlement.  In May 2003, the State of Illinois attempted to add the Company as a defendant in the suit, which the court subsequently denied.  In September 2003, the State of Illinois served the Company with a complaint that had been filed in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division alleging substantially the same causes of action against the Company as had been alleged in the action against IBP.  A motion to dismiss has been filed as to all claims.

In June 2001, IBP was advised the SEC had commenced a formal investigation related to the restatement of earnings made by IBP in March 2001, including matters relating to certain improprieties in the financial statements of DFG, a wholly-owned subsidiary.  The Company has been informed that three former employees of DFG received a so-called "Wells" notice advising them that the SEC had determined to recommend the initiation of an enforcement action and providing them an opportunity to provide their arguments against such an enforcement action.  IBP is cooperating with this investigation, and to date the SEC has made no claims against the Company.

In February 2002, the Company learned that a processing facility owned by Zemco Industries, Inc., a subsidiary of IBP, is the subject of an investigation by the U.S. Attorney's office in Bangor, Maine, into allegedly improper testing and recording practices.  The Company acquired Zemco as part of the Company's acquisition of IBP on September 28, 2001.  The Company learned in November 2003 that a former Zemco employee at the processing facility has agreed to plead guilty to charges in connection with the investigation.  To date there has been no claim by the U.S. Attorney against Zemco, and Zemco will continue to cooperate with the U.S. Attorney's office.

Other Matters  The Company has approximately 120,000 team members and at any time has various employment practices matters.  In the aggregate, these matters are significant to the Company and the Company devotes significant resources to handling employment issues.  Additionally, the Company is subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of its business.  While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Officers of the Company serve one year terms from the date of their election, or until their successors are appointed and qualified. The name, title, age and year of initial election to executive office of the Company's executive officers are listed below:

Name	Title	Age	Year Elected
John Tyson	Chairman of the Board of Directors and Chief Executive Officer	50	1984
Richard L. Bond	President and Chief Operating Officer	56	2001
Greg Lee	Chief Administrative Officer and International President	56	1993
Les Baledge (1)	Executive Vice President and General Counsel	46	1999
Steven Hankins	Executive Vice President and Chief Financial Officer	45	1997
Eugene D. Leman	Senior Group Vice President, Fresh Meats	61	2001
Dennis Leatherby	Senior Vice President, Finance and Treasurer	43	1990
Rodney S. Pless	Senior Vice President, Controller and Chief Accounting Officer	42	2000

No family relationships exist among the above officers. Mr. John Tyson was appointed Chairman of the Board of Directors and Chief Executive Officer in 2001 after serving as Chairman of the Board of Directors, President and Chief Executive Officer since 2000, Chairman of the Board of Directors since 1998 and Vice Chairman of the Board of Directors since 1997.  Mr. Bond was appointed President and Chief Operating Officer in 2003, after serving as Co-Chief Operating Officer and Group President, Fresh Meats and Retail since 2001 and President and Chief Operating Officer of IBP from March 1997 until the merger of IBP into a wholly owned subsidiary of the Company on September 28, 2001.  Mr. Lee was appointed Chief Administrative Officer and International President in 2003, after serving as Co-Chief Operating Officer and Group President, Food Service and International since 2001, Chief Operating Officer since 1999 and as President of the Foodservice Group since 1998.  Mr. Baledge was appointed Executive Vice President and General Counsel in 2000 after serving as Executive Vice President and Associate General Counsel since 1999 upon joining Tyson. Prior to joining Tyson, Mr. Baledge was of counsel to the law firm of Kutak Rock LLP and a partner with the Rose Law Firm. Mr. Hankins was appointed Executive Vice President and Chief Financial Officer in 1998.  Mr. Leman was appointed Senior Group Vice President, Fresh Meats in 2001 after serving as IBP's President of Fresh Meats since 1997 until the merger of IBP into a wholly owned subsidiary of the Company on September 28, 2001.  Mr. Leatherby was appointed Senior Vice President, Finance and Treasurer in 1998.  Mr. Pless was elected Senior Vice President, Controller and Chief Accounting Officer in 2001 after serving as Vice President, Controller and Chief Accounting Officer since 2000. Prior to joining Tyson, Mr. Pless was Vice President, Controller and Chief Accounting Officer for TransMontaigne, Inc.

(1)  Les Baledge has announced his plans to retire his position as Executive Vice President and General Counsel effective January 1, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company currently has issued and outstanding two classes of capital stock, Class A Common Stock (Class A stock) and Class B Common Stock (Class B stock).  Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis.  Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval.  On October 31, 2003, there were approximately 42,000 holders of record of the Company's Class A stock and 15 holders of record of the Company's Class B stock, excluding holders in the security position listings held by nominees.

DIVIDENDS

Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock.  The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock.  The Company has paid uninterrupted quarterly dividends on its common stock each year since 1977 and expects to continue its cash dividend policy during fiscal 2004.  In fiscal 2003, the annual dividend rate for Class A stock was $0.16 per share and the annual dividend rate for Class B stock was $0.144 per share.

MARKET INFORMATION

The Class A stock is traded on the New York Stock Exchange under the symbol "TSN."  No public trading market currently exists for the Class B stock.  The high and low closing sales prices of the Company's Class A stock for each quarter of fiscal 2003 and 2002 are represented in the table below.

	Fiscal Year 2003		Fiscal Year 2002
	High	Low	High	Low
First Quarter	$ 12.77	$ 9.64	$ 12.13	$ 8.75
Second Quarter	11.85	7.28	13.05	11.28
Third Quarter	10.90	7.75	15.56	12.20
Fourth Quarter	14.42	10.62	15.18	10.06

ITEM 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	2003	2002	2001	2000	1999	1998
Summary of Operations
Sales	$24,549	$23,367	$10,563	$7,268	$7,621	$7,414
Cost of sales	22,805	21,550	9,660	6,453	6,470	6,260
Gross profit	1,744	1,817	903	815	1,151	1,154
Operating income	837	887	316	349	487	204
Interest expense	296	305	144	116	124	139
Provision for income taxes	186	210	58	83	129	46
Net income (loss)	$337	$383	$88	$151	$230	$25
Year end shares outstanding	353	353	349	225	229	231
Diluted average shares outstanding	352	355	222	226	231	228
Diluted earnings (loss) per share	$0.96	$1.08	$0.40	$0.67	$1.00	$0.11
Basic earnings (loss) per share	0.98	1.10	0.40	0.67	1.00	0.11
Dividends per share:
Class A	0.160	0.160	0.160	0.160	0.115	0.100
Class B	0.144	0.144	0.144	0.144	0.104	0.090
Depreciation and amortization	$458	$467	$335	$294	$291	$276
Balance Sheet Data
Capital expenditures	$402	$433	$261	$196	$363	$310
Total assets	10,486	10,372	10,632	4,841	5,083	5,242
Net property, plant and equipment	4,039	4,038	4,085	2,141	2,185	2,257
Total debt	3,604	3,987	4,776	1,542	1,804	2,129
Shareholders' equity	$3,954	$3,662	$3,354	$2,175	$2,128	$1,970
Other Key Financial Measures
Return on sales	1.4%	1.6%	0.8%	2.0%	3.0%	0.3%
Annual sales growth (decline)	5.1%	121.2%	45.3%	(4.6)%	2.8%	16.7%
Gross margin	7.1%	7.8%	8.5%	11.2%	15.1%	15.6%
Return on beginning shareholders' equity	9.2%	11.4%	4.0%	7.1%	11.7%	1.5%
Effective tax rate	35.5%	35.5%	35.4%	35.6%	34.9%	64.7%
Total debt to capitalization	47.7%	52.1%	58.7%	41.5%	45.9%	51.9%
Book value per share	$11.21	$10.37	$9.61	$9.67	$9.31	$8.53
Closing stock price high	14.42	15.56	14.19	18.00	25.38	24.44
Closing stock price low	$7.28	$8.75	$8.35	$8.56	$15.00	$16.50

ELEVEN-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	1997	1996	1995	1994	1993
Summary of Operations
Sales	$6,356	$6,454	$5,511	$5,110	$4,707
Cost of sales	5,318	5,506	4,423	4,149	3,797
Gross profit	1,038	948	1,088	961	911
Operating income	400	269	472	195	376
Interest expense	110	133	115	86	73
Provision for income taxes	144	49	131	121	129
Net income (loss)	$186	$87	$219	$(2)	$180
Year end shares outstanding	213	217	217	218	221
Diluted average shares outstanding	218	218	218	222	223
Diluted earnings (loss) per share	$0.85	$0.40	$1.01	$(0.01)	$0.81
Basic earnings (loss) per share	0.86	0.40	1.01	(0.01)	0.82
Dividends per share:
Class A	0.095	0.080	0.053	0.047	0.027
Class B	0.086	0.072	0.044	0.039	0.022
Depreciation and amortization	$230	$239	$205	$188	$177
Balance Sheet Data
Capital expenditures	$291	$214	$347	$232	$225
Total assets	4,411	4,544	4,444	3,668	3,254
Net property, plant and equipment	1,925	1,869	2,014	1,610	1,435
Total debt	1,690	1,975	1,985	1,455	1,024
Shareholders' equity	$1,621	$1,542	$1,468	$1,289	$1,361
Other Key Financial Measures
Return on sales	2.9%	1.4%	4.0%	0.0%	3.8%
Annual sales growth (decline)	(1.5)%	17.1%	7.9%	8.6%	12.9%
Gross margin	16.3%	14.7%	19.7%	18.8%	19.4%
Return on beginning shareholders' equity	12.1%	5.9%	17.0%	(0.2)%	18.4%
Effective tax rate	43.6%	37.0%	38.1%	101.8%	41.8%
Total debt to capitalization	51.0%	56.2%	57.5%	53.0%	42.9%
Book value per share	$7.60	$7.09	$6.76	$5.92	$6.16
Closing stock price high	23.63	18.58	18.17	16.67	18.08
Closing stock price low	$17.75	$13.83	$13.83	$12.50	$12.83

Notes to Eleven-Year Financial Summary

1.

The results for 2003 include $167 million of pretax gains related to vitamin antitrust litigation settlements received and $76 million of pretax charges related to the closing of four poultry operations.

2.

The results for 2002 include a $27 million pretax charge related to the identifiable intangible asset write-down of the Thomas E. Wilson brand, $26 million pretax charge for live swine restructuring charge, $22 million pretax gain related to the sale of Specialty Brands and $30 million pretax gain related to vitamin antitrust litigation settlements received.

3.	The results for 2001 include $26 million in pretax charges for expenses related to the IBP acquisition, loss on sale of swine assets, and product recall losses.
4.

The results for 2000 include a $24 million pretax charge for bad debt writeoff related to the January 2000 bankruptcy filing of AmeriServe Food Distribution, Inc. and a $9 million pretax charge related to Tyson de Mexico losses.

5.	Certain costs for years 1999 and prior have not been reclassified as the result of the application of EITF 00-14 and EITF 00-25.
6.	The results for 1999 include a $77 million pretax charge for loss on sale of assets and impairment write-downs.
7.

Significant business combinations accounted for as purchases:  IBP, inc., Hudson Foods, Inc. and Arctic Alaska Fisheries Corporation in August 2001 and September 2001, January 1998 and October 1992, respectively.  See Note 2 to the Consolidated Financial Statements for acquisitions during the three-year period ended September 27, 2003.

8.	The results for 1998 include a $215 million pretax charge for asset impairment and other charges.
9.	The results for 1997 include a $41 million pretax gain ($4 million after tax) from the sale of the beef division assets.
10.	The results for 1994 include a $214 million pretax charge ($205 million after tax) due to the write-down of certain long-lived assets of Arctic Alaska Fisheries Corporation.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Earnings for fiscal 2003 were $337 million or $0.96 per diluted share compared to $383 million or $1.08 per diluted share in fiscal 2002.  Fiscal 2003 pretax earnings include $167 million received in connection with vitamin antitrust litigation and $76 million of costs related to the closing of poultry operations during the first, third and fourth quarters of fiscal 2003.

The Company's accounting cycle resulted in a 52-week year for fiscal years 2003, 2002 and 2001.

2003 vs. 2002

Certain reclassifications have been made to prior periods to conform to current presentations.

Sales increased $1.2 billion or 5.1%, with a slight increase in volume and a 5.0% increase in price.

Cost of sales increased $1.3 billion or 5.8%.  As a percent of sales, cost of sales was 92.9% for 2003 compared to 92.2% for 2002.  This increase is primarily due to higher live cattle prices in the Beef segment, increases in grain costs in the Chicken segment and increased accruals related to ongoing litigation, partially offset by $167 million received in connection with vitamin antitrust litigation.

Selling, general and administrative expenses decreased $46 million or 5.4%.  As a percent of sales, selling, general and administrative expenses decreased from 3.8% to 3.4%.  The decrease is primarily due to the expense reductions of approximately $42 million related to the sale of Specialty Brands in the fourth quarter of fiscal 2002, and approximately $16 million associated with the ongoing integration of Tyson and IBP, inc. (IBP) corporate functions.  Additional decreases were due to favorable investment returns of approximately $18 million on Company owned life insurance, actuarial gains of $13 million related to changes in certain retiree medical benefit plans and decreased litigation costs of approximately $19 million resulting primarily from the reversal of certain legal accruals which are no longer required due to cases being closed.  The decreases in selling, general and administrative expenses were partially offset by increased professional fees of approximately $26 million primarily related to the Company's ongoing integration and strategic initiatives and increased sales promotions and marketing costs of approximately $45 million primarily due to the introduction and rollout of several new products.

Other charges include $76 million of plant closing costs incurred in fiscal 2003, and $53 million of charges incurred in fiscal 2002 related to the discontinuation of the Thomas E. Wilson brand and the restructuring of the Company's live swine operations.

Interest expense decreased $9 million or 2.8% compared to 2002, primarily resulting from an 8.2% decrease in the Company's average indebtedness.  As a percent of sales, interest expense was 1.2% compared to 1.3% for 2002.  The overall weighted average borrowing rate increased to 7.4% from 7.0%, primarily resulting from premiums paid on bonds repurchased in the first and fourth quarters of fiscal 2003.  Excluding the premiums paid, interest expense decreased $21 million.

Other expense increased $29 million from the same period last year, primarily resulting from the $10 million write-down related to the impairment of an equity interest in a live swine operation recorded in fiscal 2003, and the prior year gain of $22 million from the sale of the Specialty Brands, Inc. subsidiary.

The effective tax rate was 35.5% in both 2003 and 2002.  Several factors impact the effective tax rate including average state income tax rates, the tax rates for international operations and the Extraterritorial Income Exclusion (ETI) for foreign sales. Taxes on international earnings were comparable for 2003 and 2002. Average state taxes added 2.2% and 3% to the effective tax rate for 2003 compared to 2002 and ETI reduced the effective rate by 1.9% in 2003 compared to a 1.4% reduction in 2002.  Various legislative bills have been introduced in 2003 which would repeal the ETI exclusion over a period of time, and replace ETI with a partial tax exclusion for certain domestic production activities.  If the ETI exclusion is repealed and replacement legislation is not enacted, the loss of the ETI tax benefit may adversely impact the Company's effective tax rate.

Segment Information

Tyson operates in five business segments: Chicken, Beef, Pork, Prepared Foods and Other.  The Company measures segment profit as operating income.

Chicken segment is primarily involved in the processing of live chickens into fresh, frozen and value-added chicken products sold through domestic foodservice, domestic food retailers, wholesale club markets that service small foodservice operations, small businesses and individuals, as well as specialty and commodity distributors who deliver to restaurants, schools and international markets throughout the world.  The Chicken segment also includes sales from allied products and the chicken breeding stock subsidiary.

Beef segment is primarily involved in the processing of live fed cattle and fabrication of dressed beef carcasses into primal and sub-primal meat cuts and case-ready products.  It also involves deriving value from allied products such as hides and variety meats for sale to further processors and others.  The Beef segment markets its products to food retailers, distributors, wholesalers, restaurants, hotel chains and other food processors in domestic and international markets.  Allied products are also marketed to manufacturers of pharmaceuticals and technical products.

Pork segment is primarily involved in the processing of live market hogs and fabrication of pork carcasses into primal and sub-primal meat cuts and case-ready products.  This segment also represents the Company's live swine group and related allied product processing activities.  The Pork segment markets its products to food retailers, distributors, wholesalers, restaurants, hotel chains and other food processors in domestic and international markets.  It also sells allied products to pharmaceutical and technical products manufacturers, as well as live swine and weaned and feeder pigs to pork producers.

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

Other segment includes the logistics group and other corporate activities not identified with specific protein groups.

Sales by Segment		in millions
	2003	2002	Change
Chicken	$7,427	$7,222	$205
Beef	11,935	10,488	1,447
Pork	2,470	2,503	(33)
Prepared Foods	2,662	3,072	(410)
Other	55	82	(27)
Total	$24,549	$23,367	$1,182

Operating Income by Segment		in millions
	2003	2002	Change
Chicken	$158	$428	$(270)
Beef	320	220	100
Pork	75	25	50
Prepared Foods	57	158	(101)
Other	227	56	171
Total	$837	$887	$(50)

Chicken segment sales increased $205 million or 2.8%, with a slight decrease in average sales prices and a 3.3% increase in volume.  Foodservice chicken sales dollars increased 4.2%, retail chicken sales dollars increased 2.3% and international chicken sales dollars decreased 3.6%.  Chicken segment operating income decreased $270 million from the same period last year primarily due to increased grain costs and plant closing costs.

Beef segment sales increased $1.4 billion or 13.8%, with a 13.2% increase in average sales prices and a slight increase in volume.  Case-ready beef sales were $957 million and increased 20.4%, domestic fresh meat beef sales increased 11.8% and international beef sales increased 19.4%.  Beef segment operating income increased $100 million.  The Beef segment sales and operating income increases were caused by strong demand during the second half of fiscal 2003 caused in part by the U.S. ban on Canadian beef.  However, these increases were partially offset by an increase in live cattle prices.

Pork segment sales decreased $33 million or 1.3%, with a 2.9% increase in average sales prices and a 4.1% decrease in volume.  Case-ready pork sales were $221 million and increased 52.3%, domestic fresh meat pork sales decreased 3.5%, international pork sales increased 2.8% and live swine sales decreased 42.6%.  Pork segment operating income increased $50 million.  Excluding the fourth quarter 2002 live swine restructuring charge of $26 million, operating income increased $24 million.  The decline in sales is primarily due to a reduction in live swine sales as a result of the prior year live swine restructuring and lower average selling prices for our finished product.  Operating income was positively affected by the prior year restructuring of the live swine operation, partially offset by higher live hog prices.

Prepared Foods segment sales decreased $410 million or 13.4%, with a 5.9% decrease in average sales prices and an 8.0% decrease in volume.  Excluding prior year Specialty Brands sales of $244 million, segment sales declined $166 million and volume declined slightly.  Segment operating income decreased $101 million from the same period last year.  Excluding the prior year Thomas E. Wilson brand write-down of $27 million, operating income declined $128 million.  This decline results primarily from the increases during the year in raw material prices, lower average selling prices, increased costs related to the introduction of more than 75 new products this year and temporary operating inefficiencies at certain plants.

Other segment operating income increased $171 million primarily due to settlements received in connection with the vitamin antitrust litigation.  Current year results include $167 million as compared to $30 million received in fiscal 2002.  Additionally, operating income was positively affected by actuarial gains of $13 million resulting from changes to certain retiree medical benefit plans.

2002 vs. 2001

On August 3, 2001, the Company acquired 50.1% ownership of IBP and acquired the remaining 49.9% on September 28, 2001. Accordingly, fiscal 2002 earnings include 52 weeks of IBP's results of operations, while fiscal 2001 fourth quarter and 12 months results include 50.1% of IBP's results for the nine weeks ended September 29, 2001.  This information should be considered when comparing to fiscal 2001 results of operations.

Certain reclassifications have been made to prior periods to conform to current presentations.

In accordance with the provisions issued in Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets," which the Company adopted at the beginning of fiscal 2002, goodwill and indefinite lived assets are no longer amortized.  The effect on fiscal year 2001 results would have been an increase of approximately $0.14 cents per diluted share.

In accordance with the guidance provided in Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," beginning in the first quarter of fiscal 2002, the Company classifies the costs associated with sales incentives provided to retailers and payments such as slotting fees and cooperative advertising to vendors as a reduction in sales.  These costs were previously included in selling, general and administrative expense.  These reclassifications resulted in a reduction to sales and selling, general and administrative expense of approximately $188 million for fiscal year 2001, and had no impact on reported income before income taxes and minority interest, net income or earnings per share amounts.

Sales increased $13 billion or 121.2%, with a 98.9% increase in volume and an 11.2% increase in price.  The increase in sales volume and price is primarily due to the inclusion of IBP's sales in fiscal 2002.  Despite lower commodity prices, sales prices increased due to product mix changes as the Company's value-added businesses grew.

Cost of sales increased $12 billion or 123.1%, primarily due to the inclusion of IBP's cost of sales in fiscal 2002. As a percent of sales, cost of sales was 92.2% for 2002 compared to 91.5% for 2001.

Selling, general and administrative expenses increased $290 million or 49.5%, primarily due to the inclusion of IBP's operations in fiscal 2002.    As a percent of sales, operating expenses were 3.8% for 2002 compared to 5.6% in 2001.  In its effort to integrate, restructure and reorganize, the Company improved efficiencies and lowered plant operating costs.  These costs were also reduced through other cost-containment efforts and improved sales expense management.

Other charges include $27 million related to the discontinuation of the Thomas E. Wilson brand and $26 million related to the restructuring of the Company's live swine operation.

Interest expense increased 111.8% compared to 2001. As a percent of sales, interest expense was 1.3% compared to 1.4% for 2001.  The Company's average indebtedness increased by 109.7% over fiscal 2001 due to debt incurred to purchase IBP.  The Company's short-term interest rates decreased to 3.3% in fiscal 2002 as compared to 5.1% in fiscal 2001.  The overall weighted average borrowing rate on total debt was 7.0% for fiscal 2002 compared to 6.9% for fiscal 2001.

Other income increased in the current year due to a gain of $22 million from the sale of the Specialty Brands, Inc. subsidiary.

The effective tax rate was 35.5% in 2002 compared to 35.4% in 2001.  The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), at the beginning of 2002.  Under SFAS No. 142 the Company no longer amortized goodwill which resulted in a decrease in the effective tax rate for 2002, offset primarily by a reduction in the foreign sales benefit.

Segment Information

For the periods ending September 28, 2002, and September 29, 2001, the following information includes 100% of IBP results for 52 weeks and nine weeks, respectively. Information on segments is as follows:

Sales by Segment		in millions
	2002	2001	Change
Chicken	$7,222	$7,057	$165
Beef	10,488	2,027	8,461
Pork	2,503	619	1,884
Prepared Foods	3,072	818	2,254
Other	82	42	40
Total	$23,367	$10,563	$12,804

Operating Income (Loss) by Segment		in millions
	2002	2001	Change
Chicken	$428	$250	$178
Beef	220	32	188
Pork	25	27	(2)
Prepared Foods	158	15	143
Other	56	(8)	64
Total	$887	$316	$571

Chicken segment sales increased $165 million or 2.3% compared to 2001, with a 1.1% increase in average sale prices and a 1.2% increase in volume.

 Foodservice chicken sales increased 4.9%, retail chicken sales increased 2.0% and international chicken sales decreased 6.3%.  In fiscal 2002, the Company's Mexican subsidiary sales increased 36.1% due to the acquisition of a production facility in Mexico in the third quarter of 2001.  This increase was more than offset by decreases in other international sales demand as markets were impacted by import restrictions and political pressures primarily in Russia and China.  Operating income for Chicken increased $178 million as compared to 2001, primarily due to decreases in live and production costs along with improvements in price and growth in value-added product mix.  Additionally, fiscal 2001 costs were negatively impacted by weather related effects and higher grain and energy costs.

Beef segment sales were $10.5 billion, including beef case-ready sales of $795 million and international beef sales of $1.4 billion.  Beef segment operating income totaled $220 million.  The Beef segment resulted from the acquisition of IBP in the fourth quarter of fiscal 2001.

Pork segment sales including IBP's pork processing revenues were $2.5 billion compared to $619 million in 2001, including fiscal 2002 pork case-ready sales of $145 million and international pork sales of $248 million.  Pork segment operating income decreased $2 million from 2001.  Sales and operating income were positively affected by the inclusion of the IBP pork processing results in fiscal 2002.  However, both were impacted by the negative results of the live swine operation.  Operating income was also affected by the restructuring charge related to the Company's live swine operation of approximately $26 million in the fourth quarter of fiscal 2002.

Prepared Foods segment sales increased $2.3 billion compared to 2001.  The Prepared Foods segment operating income increased $143 million.  The increase in both sales and operating income is primarily due to the inclusion of IBP results.  Operating income was also influenced by lower and more stable raw material prices and improvement in product mix.  These increases were partially offset by the Thomas E. Wilson write-down of $27 million related to the discontinuation of the brand.

Other segment operating income increased $64 million primarily due to the partial settlement of approximately $30 million received in the third quarter of fiscal 2002 related to vitamin antitrust litigation combined with prior year IBP merger related expenses of $19 million.

ACQUISITIONS

In August 2001, the Company acquired 50.1% of IBP by paying approximately $1.7 billion in cash.  In September 2001, the Company issued approximately 129 million shares of Class A stock, with a fair value of approximately $1.2 billion, to acquire the remaining IBP shares, and assumed approximately $1.7 billion of IBP debt.  The total acquisition cost of approximately $4.6 billion was accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations."  Accordingly, the tangible and identifiable intangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price recorded as goodwill.  The allocation of the purchase price has been completed.

In May 2002, the Company acquired the assets of Millard Processing Services, a bacon processing operation, for approximately $73 million in cash. The acquisition has been accounted for as a purchase, and goodwill of approximately $14 million has been recorded.

DISPOSITION

In September 2002, the Company completed the sale of its Specialty Brands, Inc. subsidiary.  The subsidiary had been acquired with the IBP acquisition and its results of operations were included in the Company's Prepared Foods segment.  The Company received cash proceeds of approximately $131 million, which were used to reduce indebtedness, and recognized a pretax gain of $22 million.  Specialty Brands, Inc.'s sales and operating income for the year ended September 28, 2002, were $244 million and $2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations continues to be the Company's primary source of funds to finance operating requirements and capital expenditures. In 2003, net cash of $820 million was provided by operating activities, down $354 million from 2002.  The decrease from fiscal 2002 is primarily due to a net change in working capital of $423 million and a decrease in net income of $46 million, partially offset by an increase in deferred taxes of $91 million.  The change in working capital is primarily due to increased accounts receivable resulting from increased sales and increased inventory values, as well as the timing of cash receipts and payments related to other working capital items.  The Company's foreseeable cash needs for operations and capital expenditures are expected to continue to be met through cash flows provided by operating activities.  Additionally, at September 27, 2003, the Company had borrowing capacity of $1.5 billion consisting of $705 million available under its $1 billion unsecured revolving credit facilities and $750 million under its accounts receivable securitization.  At September 27, 2003, the Company had construction projects in progress that will require approximately $175 million to complete.  Capital spending for fiscal 2004 is expected to be in the range of $450 to $500 million, which includes spending on plant automation as well as information systems technology improvements.  Additionally, on December 5, 2003, the Company announced that in order to further improve long-term manufacturing efficiencies, it will be closing facilities in Manchester, New Hampshire, and Augusta, Maine, in early 2004.  The Company anticipates recording pretax charges related to these closings of approximately $23 to $27 million or $0.04 to $0.05 per diluted share in the first half of fiscal 2004.

Cash Provided by Operating Activities	in millions
	2003	2002	2001
	$820	$1,174	$511

Total debt at September 27, 2003, was $3,604 million, a decrease of approximately $383 million from September 28, 2002.  The Company has unsecured revolving credit facilities totaling $1 billion that support the Company's commercial paper program. These $1 billion in facilities consist of $200 million that expire in June 2004, $300 million that expire in June 2005 and $500 million that expire in September 2006. At September 27, 2003, there were no borrowings outstanding under these facilities. Additional outstanding debt at September 27, 2003, consisted of $3.3 billion of debt securities, $32 million of commercial paper and other indebtedness of $256 million.

Total Capitalization	in millions
	2003	2002	2001
Debt	$3,604	$3,987	$4,776
Equity	3,954	3,662	3,354

The revolving credit facilities, senior notes, notes and accounts receivable securitization contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company is in compliance with these covenants at fiscal year end.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that are material to its financial position or results of operations. The off-balance sheet arrangements the Company has are guarantees of debt of outside third parties involving letters of credit, a lease,  grower loans and residual value guarantees covering certain operating leases for various types of equipment. See Note 9 to the Consolidated Financial Statements for further discussions of these guarantees.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the Interpretation).  The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.  The Interpretation was originally effective immediately for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003.  However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company's first quarter of fiscal 2004.  The Company has substantially completed the process of evaluating the Interpretation and believes its adoption will not have a material impact on its financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149).  SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The standard is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company's adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150).   SFAS No. 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities.  The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective in the fourth quarter of the Company's fiscal 2003.  The Company's adoption of SFAS No. 150 did not have a material impact on its financial position or results of operations.

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

Financial instruments   The Company uses derivative financial instruments to manage its exposure to various market risks, including certain livestock, natural gas, interest rates and grain and feed costs. The Company may hold positions as economic hedges for which hedge accounting is not applied.  See Item 7A. Quantitative and Qualitative Disclosure About Market Risks.

Contingent liabilities  The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, cattle procurement, securities, environmental, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of reserves required, if any, for these contingencies are made after considerable analysis of each individual issue.  These reserves may change in the future due to changes in the Company's assumptions, the effectiveness of strategies or other factors beyond the Company's control.  See Note 19 to the Consolidated Financial Statements.

Accrued self insurance   Insurance expense for casualty claims and employee-related health care benefits are estimated using historical experience and actuarial estimates.  The assumptions used to arrive at periodic expenses are reviewed regularly by management.  However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

Impairment of Long-Lived assets   The Company is required to assess potential impairments to its long-lived assets, which are primarily property, plant and equipment.  If impairment indicators are present, the Company must measure the fair value of the assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," to determine if adjustments are to be recorded.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

MARKET RISK

Market risks relating to the Company's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates as well as credit risk concentrations. To address certain of these risks, the Company enters into various derivative transactions as described below.  If a derivative instrument is a hedge, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument's change in fair value, as defined by SFAS No. 133, as amended, will be immediately recognized in earnings as a component of cost of sales.  Instruments that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings. Additionally, the Company holds certain positions, primarily in grain and livestock futures and options, for which it does not apply hedge accounting, but instead marks these positions to fair value through earnings at each reporting date.

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

Commodities Risk The Company is a purchaser of certain commodities, such as corn, soybeans, livestock and natural gas in the course of normal operations.  The Company uses commodity futures and options for hedging purposes to reduce the effect of changing prices and as a mechanism to procure the underlying commodity.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting.  The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 27, 2003, and September 28, 2002, respectively, on fair value of open positions.  The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices.  The market risk exposure analysis includes hedge and non-hedge positions.  The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated.  The following sensitivity analysis reflects an inverse impact on earnings for changes in the fair value of open positions for livestock and natural gas and a direct impact on earnings for changes in the fair value of open positions for grain.

Effect of 10% change in fair value	in millions
	2003	2002
Livestock:
Cattle	$28	$12
Hogs	12	5

Grain	$26	$14
Natural Gas	$11	$-

Interest Rate Risk The Company has exposure to changes in interest rates on its fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates, and amounts to approximately $62 million at September 27, 2003.  The fair values of the Company's long-term debt were estimated based upon quoted market prices and or published interest rates.

The Company hedges exposure to changes in interest rates on certain of its financial instruments. Under the terms of various leveraged equipment loans, the Company enters into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings. The maturity dates of these leveraged equipment loans range from 2005 to 2008 with interest rates ranging from 4.7% to 6.0%.  Because of the positions taken with respect to these swap agreements, an increase in interest rates would have a minimal effect on the fair value for fiscal years 2003 and 2002.

Foreign Currency Risk The Company also periodically enters into foreign exchange forward contracts to hedge some of its foreign currency exposure.  The Company enters into forward contracts to hedge exposure to U.S. currency fluctuations inherent in its receivables and purchase commitments.  There were no such contracts outstanding at September 27, 2003, and the fair value of forward contracts at September 28, 2002, was not significant.  Foreign forward contracts generally have maturities or expirations not exceeding 12 months.  A 10% change in the exchange rate of the currencies hedged at September 28, 2002, would have changed the fair value of the contracts by $4 million.

Concentrations of Credit Risk The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  At September 27, 2003, approximately 10.3% of the Company's net accounts receivable balance was due from one customer.  No other single customer or customer group represents greater than 10% of net accounts receivable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three years ended September 27, 2003
	in millions, except per share data

	2003	2002	2001
Sales	$24,549	$23,367	$10,563
Cost of Sales	22,805	21,550	9,660
Operating Expenses:
	1,744	1,817	903
Selling, general and administrative	831	877	587
Other charges	76	53	-
Operating Income	837	887	316
Other Expense (Income):
Interest	296	305	144
Other	18	(11)	7
	314	294	151

Income Before Income Taxes and Minority Interest	523	593	165
Provision for Income Taxes	186	210	58
Minority Interest	-	-	19
Net Income	$337	$383	$88

Weighted Average Shares Outstanding:
Basic	346	348	221
Diluted	352	355	222
Earnings Per Share:
Basic	$0.98	$1.10	$0.40
Diluted	$0.96	$1.08	$0.40
See accompanying notes

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	September 27, 2003 and September 28, 2002
	in millions, except per share data

	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$25	$51
Accounts receivable, net	1,280	1,101
Inventories	1,994	1,885
Other current assets	72	107
Total Current Assets	3,371	3,144
Net Property, Plant and Equipment	4,039	4,038
Goodwill	2,652	2,633
Intangible Assets	182	190
Other Assets	242	367
Total Assets	$10,486	$10,372
Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$490	$254
Trade accounts payable	838	755
Other current liabilities	1,147	1,084
Total Current Liabilities	2,475	2,093
Long-Term Debt	3,114	3,733
Deferred Income Taxes	722	643
Other Liabilities	221	241
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: Issued 267 million shares in 2003 and 2002	27	27
Class B-authorized 900 million shares: Issued 102 million shares in 2003 and 2002	10	10
Capital in excess of par value	1,861	1,879
Retained earnings	2,380	2,097
Accumulated other comprehensive loss	(15)	(49)
	4,263	3,964
Less treasury stock, at cost- 16 million shares in 2003 and 2002	252	265
Less unamortized deferred compensation	57	37
Total Shareholders' Equity	3,954	3,662
Total Liabilities and Shareholders' Equity	$10,486	$10,372
See accompanying notes

 TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three years ended September 27, 2003
	in millions

	Common Stock				Capital
	Class A		Class B		In Excess Of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings
Balance-September 30, 2000	138	$14	103	$10	$735	$1,715
Comprehensive Income:
Net income						88
Other comprehensive income (loss) net of tax of $(11) million
Cumulative effect of SFAS 133 adoption (net of $(3) million tax)
Derivative loss recognized in cost of sales (net of $(3) million tax)
Derivative unrealized loss (net of $(6) million tax)
Unrealized gain on investments (net of $1 million tax)
Currency translation adjustment
Total Comprehensive income
Purchase of Treasury Shares
Restricted Shares Cancelled
Shares Issued in IBP Acquisition	129	13			1,185
Dividends Paid						(33)
Amortization of Deferred Compensation
Balance-September 29, 2001	267	27	103	10	1,920	1,770

Net income						383
Other comprehensive income (loss) net of tax of $(5) million
Derivative gain recognized in cost of sales (net of $2 million tax)
Derivative unrealized loss (net of $(1) million tax)
Unrealized loss on investments (net of $(1) million tax)
Currency translation adjustment
Additional pension liability (net of $(5) million tax
Total Comprehensive income
Purchase of Treasury Shares
Restricted Shares Issued					(41)
Restricted Shares Cancelled					2
Dividends Paid						(56)
Amortization of Deferred Compensation
Other			(1)		(2)
Balance-September 28, 2002	267	27	102	10	1,879	2,097
Comprehensive Income:
Net income						337
Other comprehensive income (loss) net of tax of $8 million
Derivative loss recognized in cost of sales (net of $(1) million tax)
Derivative unrealized gain (net of $7 million tax)
Unrealized gain on investments (net of $1 million tax)
Currency translation adjustment
Additional pension liability (net of $2 million tax)
Total Comprehensive income
Purchase of Treasury Shares
Restricted Shares Issued					(19)
Restricted Shares Cancelled					1
Dividends Paid						(54)
Amortization of Deferred Compensation
Balance-September 27, 2003	267	$27	102	$10	$1,861	$2,380
See accompanying notes

TYSON FOOD, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three years ended September 27, 2003
	in millions

				Accumulated
			Unamortized	Other	Total
	Treasury Stock		Deferred	Comprehensive	Shareholders'
	Shares	Amount	Compensation	Income (Loss)	Equity
Balance-September 30, 2000	16	$(284)	$(10)	$(5)	$2,175
Comprehensive Income:
Net income					88
Other comprehensive income (loss) net of tax of $(11) million
Cumulative effect of SFAS 133 adoption (net of $(3) million tax)				(6)	(6)
Derivative loss recognized in cost of sales (net of $(3) million tax)				(5)	(5)
Derivative unrealized loss (net of $(6) million tax)				(10)	(10)
Unrealized gain on investments (net of $1 million tax)				2	2
Currency translation adjustment				(11)	(11)
Total Comprehensive income					58
Purchase of Treasury Shares	5	(48)			(48)
Restricted Shares Cancelled		(1)			(1)
Shares Issued in IBP Acquisition					1,198
Dividends Paid					(33)
Amortization of Deferred Compensation			5		5
Balance-September 29, 2001	21	(333)	(5)	(35)	3,354
Comprehensive Income:
Net income					383
Other comprehensive income (loss) net of tax of $(5) million
Derivative gain recognized in cost of sales (net of $2 million tax)				5	5
Derivative unrealized loss (net of $(1) million tax)				(2)	(2)
Unrealized loss on investments (net of $(1) million tax)				(2)	(2)
Currency translation adjustment				(7)	(7)
Additional pension liability (net of $(5) million tax				(8)	(8)
Total Comprehensive income					369
Purchase of Treasury Shares	1	(19)			(19)
Restricted Shares Issued	(6)	90	(50)		(1)
Restricted Shares Cancelled		(3)	3		2
Dividends Paid					(56)
Amortization of Deferred Compensation			15		15
Other					(2)
Balance-September 28, 2002	16	(265)	(37)	(49)	3,662
Comprehensive Income:
Net income					337
Other comprehensive income (loss) net of tax of $8 million
Derivative loss recognized in cost of sales (net of $(1) million tax)				(2)	(2)
Derivative unrealized gain (net of $7 million tax)				11	11
Unrealized gain on investments (net of $1 million tax)				1	1
Currency translation adjustment				21	21
Additional pension liability (net of $2 million tax)				3	3
Total Comprehensive income					371
Purchase of Treasury Shares	4	(41)			(41)
Restricted Shares Issued	(4)	55	(37)		(1)
Restricted Shares Cancelled		(1)	1		1
Dividends Paid					(54)
Amortization of Deferred Compensation			16		16
Balance-September 27, 2003	16	$(252)	$(57)	$(15)	$3,954
See accompanying notes

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three years ended September 27, 2003
in millions

	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$337	$383	$88
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation	427	431	294
Amortization	31	36	41
Plant closing related charges	22	-	-
Write-down of intangible asset	-	27	-
Gain on sale of subsidiary	-	(22)	-
Deferred taxes	113	22	(47)
Other	36	20	21
(Increase) decrease in accounts receivable	(179)	44	(45)
Increase in inventories	(78)	(4)	(15)
Increase (decrease) in trade accounts payable	60	(30)	89
Net change in other current assets and liabilities	51	267	85
Cash Provided by Operating Activities	820	1,174	511
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(402)	(433)	(261)
Proceeds from sale of assets	30	14	33
Proceeds from sale of subsidiary	-	131	-
Net cash paid for IBP acquisition	-	-	(1,670)
Acquisitions of property, plant and equipment	-	(73)	(33)
Purchase of Tyson de Mexico minority interest	-	-	(19)
Net change in investment in commercial paper	4	94	(23)
Net change in other assets and liabilities	7	(61)	(45)
Cash Used for Investing Activities	(361)	(328)	(2,018)
Cash Flows From Financing Activities:
Net change in debt	(387)	(789)	1,584
Purchase of treasury shares	(41)	(19)	(48)
Proceeds from exercise of IBP stock options	-	-	34
Dividends and other	(54)	(58)	(35)
Cash Provided by (Used for) Financing Activities	(482)	(866)	1,535
Effect of Exchange Rate Change on Cash	(3)	1	(1)
Increase (Decrease) in Cash and Cash Equivalents	(26)	(19)	27
Cash and Cash Equivalents at Beginning of Year	51	70	43
Cash and Cash Equivalents at End of Year	$25	$51	$70
See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Tyson Foods, Inc. (collectively, the "Company" or "Tyson"), founded in 1935 with world headquarters in Springdale, Arkansas, is the world's largest processor and marketer of chicken, beef and pork and the second largest food company in the Fortune 500. Tyson Foods produces a wide variety of brand name protein-based and prepared food products marketed in the United States and more than 80 countries around the world. Tyson is the recognized market leader in the retail and foodservice markets it serves. The Company has approximately 120,000 team members and 300 facilities and offices in 27 states and 22 countries.

Consolidation: The consolidated financial statements include the accounts of all majority-owned and wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company utilizes a 52- or 53-week accounting period that ends on the Saturday closest to September 30.

Reclassifications: Certain reclassifications have been made to prior periods to conform to current presentations.

Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of the Company's cash management activity. The carrying values of these assets approximate their fair market values.  The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero-balance" disbursement accounts for funding of payroll, accounts payable and grower payments.  As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. Checks outstanding in excess of related book cash balances totaling approximately $313 million at September 27, 2003, and $292 million at September 28, 2002, are included in trade accounts payable and accrued salaries, wages and benefits.

Inventories: Processed products, livestock (excluding breeders) and supplies and other are valued at the lower of cost (first-in, first-out) or market. Livestock includes live cattle, live chicken and live swine.  Cost includes purchased raw materials, live purchase costs, grow-out costs (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead which are related to the purchase and production of inventories.  Live chicken consists of broilers and breeders.  Breeders are stated as cost less amortization.  The costs associated with breeders, including breeder chicks, feed and medicine, are accumulated up to the production stage and amortized to broiler inventory over the productive life of the flock using a standard unit of production.

Total inventory consists of:
		in millions
	2003	2002
Processed products	$1,167	$1,112
Livestock	532	505
Supplies and other	295	268
Total inventory	$1,994	$1,885

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

Goodwill and Other Intangible Assets: Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise, as required by SFAS No. 142.  Goodwill has been allocated to and tested for impairment by reporting unit based on fair value of identifiable assets.  This goodwill is not deductible for income tax purposes.  For fiscal year 2001, goodwill arising prior to the IBP transaction was amortized on a straight-line basis over periods ranging from 15 to 40 years.  Had the provisions of SFAS No. 142 been in effect during fiscal year 2001, a reduction in amortization expense and an increase to net income of $30 million or $0.14 per diluted share, would have been recorded.  At September 27, 2003, and September 28, 2002, the accumulated amortization of goodwill was $286 million.

Amount of goodwill by segment at September 27, 2003, and September 28, 2002, was as follows:

		in millions
	2003	2002
Chicken	$936	$917
Beef	1,306	1,306
Pork	350	350
Prepared Foods	60	60
Total	$2,652	$2,633

At September 27, 2003, the gross carrying value of intangible assets consisted of $100 million of trademarks, $87 million of patents and $13 million of supply contracts with accumulated amortization of $12 million and $6 million for patents and supply contracts, respectively.  At September 28, 2002, the gross carrying value of intangible assets consisted of $100 million of trademarks, $87 million of patents and $13 million of supply contracts with accumulated amortization of $6 million and $4 million for patents and supply contracts, respectively.  Amortization expense on combined patents and supply contracts of $8 million and $9 million was recognized during 2003 and 2002, respectively.  Amortization expense on intangible assets is estimated to be $8 million for 2004, 2005 and 2006, and $6 million for 2007 and 2008.  Patents and supply contracts are amortized using the straight-line method over their estimated period of benefit of 15 years and five years, respectively.

Investments:  The Company has investments in joint ventures and other entities.  The Company uses the cost method of accounting where its voting interests are less than 20 percent, and the equity method of accounting where its voting interests are in excess of 20 percent but not greater than 50 percent.  The Company's underlying share of each entity's equity is reported in the consolidated balance sheet in the line item Other Assets.

Accrued self insurance:   Insurance expense for casualty claims and employee-related health care benefits are estimated using historical experience and actuarial estimates.

Capital Stock: Holders of Class B common stock (Class B stock) may convert such stock into Class A common stock (Class A stock) on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. The Company pays quarterly cash dividends to Class A and Class B shareholders. The Company paid Class A dividends per share of $0.16 and Class B dividends per share of $0.144 in fiscal years 2003, 2002 and 2001.

Stock Options: On December 29, 2002, the Company adopted Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148).  SFAS No. 148, which amended FASB Statement No. 123, "Accounting for Stock-Based Compensation," does not require use of the fair value method of accounting for stock-based employee compensation.  The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans.  Accordingly, no compensation expense was recognized for its stock option plans.  Had compensation cost for the employee stock option plans been determined based on the fair value method of accounting for the Company's stock option plans, the tax-effected impact would be as follows:

	in millions, except per share data
	2003	2002	2001
Net income as reported	$337	$383	$88
Stock-based employee compensation expense included in net	16	15	5
income, net of tax
Total stock-based employee compensation expense determined
under fair value based method for all awards, net of tax	(20)	(19)	(8)
Pro forma net income	$333	$379	$85

Earnings per share
As reported
Basic	$0.98	$1.10	$0.40
Diluted	0.96	1.08	0.40
Pro forma
Basic	0.96	1.09	0.38
Diluted	$0.95	$1.07	$0.38

Pro forma net income reflects only options granted after fiscal 1995. Additionally, the pro forma disclosures are not likely to be representative of the effects on net income for future years.

Financial Instruments: The Company is a purchaser of certain commodities, such as corn, soybeans, livestock and natural gas in the course of normal operations.  The Company uses derivative financial instruments to reduce its exposure to various market risks.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended.  If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument's change in fair value will be immediately recognized in earnings as a component of cost of sales.  Instruments the Company holds as economic hedges that do not meet the criteria for hedge accounting, as defined by SFAS No. 133, as amended, are marked to fair value with unrealized gains or losses reported currently in earnings.  The Company generally does not hedge anticipated transactions beyond 12 months.

Revenue Recognition: The Company recognizes revenue when title and risk of loss are transferred to customers, which is generally upon delivery based upon terms of sale.  Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product terms.

Litigation Reserves: There are a variety of legal proceedings pending or threatened against the Company. Accruals are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, progress of each case, opinions and views of legal counsel and other advisers, the Company's experience in similar matters and management's intended response to the litigation. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment efforts progress or legal information becomes available. Accruals for legal proceedings are included in other current liabilities in the accompanying balance sheets.

Freight Expense: Freight expense associated with products shipped to customers is recognized in cost of products sold.

Advertising and Promotion Expenses: Advertising and promotion expenses are charged to operations in the period incurred. Advertising and promotion expenses for fiscal 2003, 2002 and 2001 were $504 million, $396 million and $337 million, respectively.

Minority Interest:  The results of operations of IBP for the nine weeks ended September 29, 2001, are included in the Company's consolidated results of operations.  Minority interest in fiscal 2001 primarily consisted of the 49.9% of IBP that was acquired on September 28, 2001.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards: In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the Interpretation).  The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.  The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003.  However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company's first quarter of fiscal 2004.  The Company has substantially completed the process of evaluating the Interpretation and believes its adoption will not have a material impact on its financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149).  SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The standard is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company's adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150).   SFAS No. 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities.  The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective in the fourth quarter of the Company's fiscal 2003.  The Company's adoption of SFAS No. 150 did not have a material impact on its financial position or results of operations.

NOTE 2: ACQUISITIONS

In September 2003, the Company purchased Choctaw Maid Farms, Inc. (Choctaw), an integrated poultry processor.  Since 1992, Tyson had been purchasing all of Choctaw's production under a "cost plus" supply agreement, which was scheduled to expire in 2007.  The Company had previously negotiated a purchase option with Choctaw's owners, which initially became exercisable in 2002.  The Company decided to exercise its purchase option rather than continue under the "cost plus" arrangement of the supply agreement.  The acquisition has been recorded as a purchase in accordance with SFAS No. 141, "Business Combinations."  Accordingly, the assets and liabilities have been adjusted for fair values with the remainder of the purchase price, $18 million, recorded as goodwill. The purchase price consisted of $1 million cash to exercise the purchase option in Tyson's supply agreement with Choctaw and the settlement of $85 million owed to Tyson by Choctaw. In addition the Company assumed approximately $4 million of Choctaw's debt to a third party.  In June 2003, the Company exercised a $74 million purchase option to acquire assets leased from a third party which the Company had subleased to Choctaw.  Pro forma operating results reflecting the acquisition of Choctaw would not be materially different from the Company's actual results of operations.

In May 2002, the Company acquired the assets of Millard Processing Services, a bacon processing operation, for approximately $73 million in cash. The acquisition has been accounted for as a purchase and goodwill of approximately $14 million has been recorded.

In August 2001, the Company acquired 50.1% of IBP by paying approximately $1.7 billion in cash.  In September 2001, the Company issued approximately 129 million shares of Class A stock, with a fair value of approximately $1.2 billion, to acquire the remaining IBP shares, and assumed approximately $1.7 billion of IBP debt.  The total acquisition cost of approximately $4.6 billion was accounted for as a purchase in accordance with SFAS No. 141 "Business Combinations."  Accordingly, the tangible and identifiable intangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price recorded as goodwill.  The allocation of the purchase price has been completed.

NOTE 3: DISPOSITION

In September 2002, the Company completed the sale of its Specialty Brands, Inc. subsidiary.  The subsidiary had been acquired with the IBP acquisition, and its results of operations were included in the Company's Prepared Foods segment.  The Company received cash proceeds of approximately $131 million, which were used to reduce indebtedness, and recognized a pretax gain of $22 million, which is included in other income on the consolidated statement of income of fiscal 2002.

NOTE 4: OTHER CHARGES

In April 2003, the Company announced its decision to close its Berlin, Maryland, poultry operation as part of its ongoing plant rationalization efforts.  The Berlin poultry operation employed approximately 650 people and included a hatchery, a feed mill, live production and a processing facility.  The facility ceased processing chickens November 12, 2003.  As a result of this decision, the Company is anticipating total costs of $29 million that include $14 million of costs related to closing the plant and $15 million of estimated impairment charges for assets to be disposed of.  The costs related to closing the plant include $9 million for estimated liabilities for the resolution of the Company's obligations under 209 grower contracts, and $5 million of other related costs associated with the closing of the plant including plant clean-up costs and employee termination benefits.  The Company is accounting for the closing of the Berlin operations in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  In fiscal 2003, the Company recorded accruals of $25 million ($19 million in the third quarter and $6 million in the fourth quarter) that included $10 million of costs related to closing the plant and $15 million of estimated impairment charges for assets to be disposed.  This amount is reflected in the Chicken segment as a reduction of operating income and included in the consolidated statements of income in other charges.  The costs related to closing the plant that have been accrued as of September 27, 2003, include $7 million for estimated liabilities for the resolution of the Company's obligations under grower contracts and $3 million of other related costs associated with the closing of the plant, including plant clean-up costs and employee termination benefits.  At September 27, 2003, the accrual balance was $16 million, as $4 million of obligations under grower contracts and $3 million of other closing costs had been paid, and losses related to the disposal of assets of $2 million were realized.  The Company anticipates recording additional costs of approximately $4 million in the first quarter of fiscal 2004 related to closing the plant.

In the first quarter of fiscal 2003, the Company recorded a $47 million accrual of costs related to the closing of its Stilwell, Oklahoma, and Jacksonville, Florida, plants that includes $26 million of costs related to closing the plants and $21 million of estimated impairment charges for assets to be disposed.  The costs related to closing the plants include $17 million for estimated liabilities for the resolution of the Company's obligations under grower contracts, and $9 million of other related costs associated with the closing of the plants including plant clean-up costs and employee termination benefits. The costs are reflected in the Chicken segment as a reduction of operating income and included in the consolidated statements of income in other charges.  At September 27, 2003, the remaining accrual balance for closing the two poultry operations was $2 million, as $16 million of obligations under grower contracts and $12 million of other closing costs had been paid, and losses related to the disposal of assets of $17 million were realized. No material adjustments to the total accrual are anticipated at this time.

In the fourth quarter of fiscal 2002, the Company recorded a $26 million accrual for restructuring its live swine operations that consists of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring including lagoon and pit closure costs and employee termination benefits.  At September 27, 2003, the remaining accrual balance was $16 million, as $6 million of obligations under grower contracts and $4 million of other related costs had been paid.  No material adjustments to the total accrual are anticipated at this time.

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

NOTE 5: ALLOWANCE FOR DOUBTFUL ACCOUNTS

At September 27, 2003, and September 28, 2002, the allowance for doubtful accounts was $16 million and $26 million, respectively.

NOTE 6: FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the balance sheet at fair value as required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.  Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings.

The Company had derivative related balances totaling $20 million and $1 million recorded in other current assets at September 27, 2003, and September 28, 2002, respectively, and $37 million and $19 million recorded in other current liabilities at September 27, 2003, and September 28, 2002, respectively.

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

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for commodity hedges when the chickens that consumed the hedged grain are sold).  The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change.  No ineffectiveness was recognized on cash flow hedges during fiscal 2003, 2002 or 2001. The Company expects that the after tax losses, net of gains, totaling approximately $6 million recorded in other comprehensive income (loss) at September 27, 2003, related to cash flow hedges, will be recognized within the next 12 months. The Company generally does not hedge cash flows related to commodities beyond 12 months.

Fair value hedges: The Company designates certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter and natural gas for the operation of its plants.  From time to time, the Company also enters into foreign currency forward contracts to hedge changes in fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies; however, the Company has not entered into any such contracts in fiscal years 2003 or 2002.  Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings.  Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item.  Ineffectiveness recorded related to the Company's fair value hedges was not significant during fiscal 2003, 2002 or 2001.

Undesignated positions:  The Company holds certain commodity futures contracts in the regular course of business to manage its exposure against commodity price fluctuations on anticipated purchases of raw materials and anticipated sales of finished inventories. The contracts are generally for short durations of less than one year. Although these instruments are economic hedges, the Company does not designate these contracts as hedges for accounting purposes. As a result, the Company marks these contracts to market and recognizes the change through earnings.  At September 27, 2003, these contracts had a fair value of $14 million recorded as assets on the consolidated balance sheet.  At September 28, 2002, these contracts had a fair value liability of $11 million recorded on the consolidated balance sheet.

Fair Values of Financial Instruments:
	in millions
	2003	2002
Commodity derivative positions - liability	$13	$12
Interest-rate derivative positions - liability	4	6
Total debt	$4,011	$4,397

Fair values are based on quoted market prices or published forward interest rate and natural gas curves.  All other financial instruments' fair values approximate recorded values at September 27, 2003, and September 28, 2002.

Concentrations of Credit Risk:  The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables.  The Company's cash equivalents are in high quality securities placed with major banks and financial institutions.  Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas.  The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  At September 27, 2003, approximately 10.3% of the Company's net accounts receivable balance was due from one customer.  No other customer or customer group represents greater than 10% of net accounts receivable.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation at cost, at September 27, 2003, and September 28, 2002, are as follows:

in millions
	2003	2002
Land	$113	$111
Buildings and leasehold improvements	2,293	2,154
Machinery and equipment	3,886	3,419
Land improvements and other	184	185
Buildings and equipment under construction	177	414
	6,653	6,283
Less accumulated depreciation	2,614	2,245
Net property, plant and equipment	$4,039	$4,038

The Company capitalized interest costs of $3 million in 2003, $9 million in 2002 and $3 million in 2001 as part of the cost of major asset construction projects. Approximately $175 million will be required to complete construction projects in progress at September 27, 2003.

 NOTE 8: OTHER CURRENT LIABILITIES

Other current liabilities at September 27, 2003, and September 28, 2002, include:

		in millions
	2003	2002
Accrued salaries, wages and benefits	$263	$308
Self insurance reserves	243	225
Income taxes payable	244	202
Property and other taxes	52	52
Other	345	297
Total other current liabilities	$1,147	$1,084

NOTE 9: COMMITMENTS

The Company leases certain farms and other properties and equipment for which the total rentals thereon approximated $104 million in 2003, $105 million in 2002 and $76 million in 2001. Most farm leases have terms ranging from one to 10 years with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.

Minimum lease commitments under non-cancelable leases at September 27, 2003, total $164 million composed of $61 million for fiscal 2004, $36 million for fiscal 2005, $30 million for fiscal 2006, $21 million for fiscal 2007, $11 million for fiscal 2008 and $5 million for later years.

The Company guarantees debt of outside third parties, which involve letters of credit, a lease and grower loans, all of which are substantially collateralized by the underlying assets.  Terms of the underlying debt range from one to 12 years and the maximum potential amount of future payments as of September 27, 2003, was $68 million.  The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease.  The terms of the lease maturities range from one to six years.  The maximum potential amount of the residual value guarantees is approximately $104 million, of which approximately $31 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets.  The likelihood of payments under these guarantees is not considered probable.

The Company enters into various future purchase commitments for finished live cattle and hogs at a market-derived price.  These future purchase commitments include risk sharing and procurement arrangements with certain producers that help secure a supply of livestock.  The commitments deliverable in any year are less than the operating requirements of that year.

NOTE 10: LONG-TERM DEBT

The Company has unsecured revolving credit facilities totaling $1 billion that support the Company's commercial paper program, letters of credit and other short-term funding needs.  These facilities consist of $200 million that expires in June 2004, $300 million that expires in June 2005 and $500 million that expires in September 2006.  At September 27, 2003, and September 28, 2002, there were no amounts drawn under the revolving credit facilities.

The Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consists of $375 million expiring in August 2004 and $375 million expiring in August 2005.  The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers.  Under this agreement, substantially all of the Company's accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company.  TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC's equity holder.  At September 29, 2003, and September 28, 2002, there was $0 and $75 million outstanding under the receivables purchase agreement, respectively.

At September 27, 2003, the Company had outstanding letters of credit totaling approximately $294 million issued primarily in support of workers' compensation insurance programs, industrial revenue bonds and leveraged equipment loans.  There were no draw downs under these letters of credit at September 27, 2003.

Under the terms of the leveraged equipment loans, the Company had cash deposits totaling approximately $54 million, which is included in other assets at September 27, 2003. Under these leveraged loan agreements, the Company entered into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings.

Annual maturities of long-term debt for the five fiscal years subsequent to September 27, 2003, are: 2004-$490 million; 2005-$185 million; 2006-$295 million; 2007-$899 million and 2008-$16 million.

The revolving credit facilities, senior notes, notes and accounts receivable securitization contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company is in compliance with these covenants at fiscal year end.

Industrial revenue bonds are secured by facilities with a net book value of $159 million at September 27, 2003. The weighted average interest rate on all outstanding short-term borrowing was 1.5% at September 27, 2003, and 3.3% at September 28, 2002.

Long-term debt consists of the following:
			in millions
	Maturity	2003	2002

Commercial paper (1.38% effective rate at 9/27/03 and 2.17% effective rate at 9/28/02)	2003	$32	$24
Revolving Credit Facilities	2004, 2005,	-	-
	2006
Senior notes and Notes (rates ranging from 6.13% to 8.25%)	2004-2028	3,316	3,607
Accounts Receivable Securitization Debt (2.35% effective rate at 9/28/02)	2004, 2005	-	75
Institutional notes (10.84% effective rate at 9/27/03 and 9/28/02)	2004-2006	40	50
Leveraged equipment loans (rates ranging from 4.67% to 5.99%)	2005-2008	111	124
Other	Various	105	107
Total debt		3,604	3,987
Less current debt		490	254
Total long-term debt		$3,114	$3,733

Included in current debt are short-term notes payable totaling $23 million and $37 million at September 27, 2003, and September 28, 2002, respectively.

The Company's cash payments for interest were $269 million, $208 million and $140 million in fiscal years 2003, 2002 and 2001, respectively.

The Company has fully and unconditionally guaranteed $498 million of senior notes issued by IBP, now known as Tyson Fresh Meats, Inc., a wholly-owned subsidiary of the Company.

The following condensed consolidating financial information is provided for the Company, as guarantor, and for IBP, as issuer, as an alternative to providing separate financial statements for the issuer.

Financial results of the live swine operations, as well as interest expense related to the IBP acquisition are included in the Tyson amounts.

Condensed Consolidating Statement of Income for the year ended September 27, 2003				in millions
	Tyson	IBP	Adjustments	Consolidated
Sales	$8,092	$16,477	$(20)	$24,549
Cost of Sales	7,135	15,690	(20)	22,805
	957	787	-	1,744
Operating Expenses:
Selling, general and administrative	524	307		831
Other charges	76	-		76

Operating Income	357	480		837
Interest and Other Expense	226	88		314
Income Before Income Taxes
and Minority Interest	131	392		523
Provision for Income Taxes	47	139		186
Net Income	$84	$253	$-	$337

Condensed Consolidating Statement of Income for the year ended September 28, 2002				in millions
	Tyson	IBP	Adjustments	Consolidated
Sales	$7,848	$15,563	$(44)	$23,367
Cost of Sales	6,900	14,694	(44)	21,550
	948	869	-	1,817
Operating Expenses:
Selling, general and administrative	509	368		877
Other charges	26	27		53

Operating Income	413	474		887
Interest and Other Expense	243	51		294
Income Before Income Taxes
and Minority Interest	170	423		593
Provision for Income Taxes	53	157		210
Minority Interest				-
Net Income	$117	$266	$-	$383

Condensed Consolidating Statement of Income for the year ended September 29, 2001				in millions
	Tyson	IBP	Adjustments	Consolidated
Sales	$7,520	$3,048	$(5)	$10,563
Cost of Sales	6,764	2,901	(5)	9,660
	756	147	-	903

Selling, General and Administrative	510	77		587

Operating Income	246	70		316
Interest and Other Expense	135	16		151
Income Before Income Taxes
and Minority Interest	111	54		165
Provision for Income Taxes	40	18		58
Minority Interest	1	18		19
Net Income	$70	$18	$-	$88

Condensed Consolidating Balance Sheet as of September 27, 2003				in millions
	Tyson	IBP	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$15	$10	$-	$25
Accounts receivable, net	699	747	(166)	1,280
Inventories	1,049	945		1,994
Other current assets	40	32		72
Total Current Assets	1,803	1,734	(166)	3,371
Net Property, Plant and Equipment	2,222	1,817		4,039
Goodwill	960	1,692		2,652
Intangible Assets	-	182		182
Other Assets	3,045	103	(2,906)	242
Total Assets	$8,030	$5,528	$(3,072)	$10,486
Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$487	$3	$-	$490
Trade accounts payable	401	437		838
Other current liabilities	611	2,394	(1,858)	1,147
Total Current Liabilities	1,499	2,834	(1,858)	2,475
Long-Term Debt	2,590	524		3,114
Deferred Income Taxes	486	236		722
Other Liabilities	55	166		221
Shareholders' Equity	3,400	1,768	(1,214)	3,954
Total Liabilities and Shareholders' Equity	$8,030	$5,528	$(3,072)	$10,486

Condensed Consolidating Balance Sheet as of September 28, 2002				in millions
	Tyson	IBP	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$42	$9	$-	$51
Accounts receivable, net	896	610	(405)	1,101
Inventories	1,078	807		1,885
Other current assets	28	79		107
Total Current Assets	2,044	1,505	(405)	3,144
Net Property, Plant and Equipment	2,138	1,900		4,038
Goodwill	941	1,692		2,633
Intangible Assets	-	190		190
Other Assets	3,118	155	(2,906)	367
Total Assets	$8,241	$5,442	$(3,311)	$10,372
Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$253	$1	$-	$254
Trade accounts payable	352	403		755
Other current liabilities	635	2,546	(2,097)	1,084
Total Current Liabilities	1,240	2,950	(2,097)	2,093
Long-Term Debt	3,160	573		3,733
Deferred Income Taxes	378	265		643
Other Liabilities	70	171		241
Shareholders' Equity	3,393	1,483	(1,214)	3,662
Total Liabilities and Shareholders' Equity	$8,241	$5,442	$(3,311)	$10,372

Condensed Consolidating Statement of Cash Flows for year ended September 27, 2003					in millions
	Tyson	IBP	Adjustments		Consolidated
Cash Flows From Operating Activities:
Net income	$84	$253		$-	$337
Depreciation and amortization	271	187			458
Plant closing related charges	22	-			22
Deferred taxes	82	31			113
Other	3	33			36
Net changes in working capital	265	(411)			(146)
Cash Provided by Operating Activities	727	93			820
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(316)	(86)			(402)
Proceeds from sale of assets	25	5			30
Net change in other assets and liabilities	(30)	41			11
Cash Used for Investing Activities	(321)	(40)			(361)
Cash Flows From Financing Activities:
Net change in debt	(340)	(47)			(387)
Purchase of treasury shares	(41)	-			(41)
Dividends and other	(56)	2			(54)
Cash Used for Financing Activities	(437)	(45)			(482)
Effect of Exchange Rate Change on Cash	4	(7)			(3)
Decrease in Cash and Cash Equivalents	(27)	1			(26)
Cash and Cash Equivalents at Beginning of Year	42	9			51
Cash and Cash Equivalents at End of Year	$15	$10	$	‑	$25

Condensed Consolidating Statement of Cash Flows for year ended September 28, 2002				in millions
	Tyson	IBP	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$117	$266	$-	$383
Depreciation and amortization	295	172		467
Write-down of intangible asset	-	27		27
Gain on sale of subsidiary	-	(22)		(22)
Deferred taxes	(19)	41		22
Other	7	13		20
Net changes in working capital	680	(403)		277
Cash Provided by Operating Activities	1,080	94		1,174
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(272)	(161)		(433)
Proceeds from sale of assets	12	2		14
Proceeds from sale of subsidiary	-	131		131
Acquisitions of property, plant and equipment	(73)	-		(73)
Net change in investment in commercial paper	94	-		94
Net change in other assets and liabilities	(73)	12		(61)
Cash Used for Investing Activities	(312)	(16)		(328)
Cash Flows From Financing Activities:
Net change in debt	(701)	(88)		(789)
Purchase of treasury shares	(19)	-		(19)
Dividends and other	(54)	(4)		(58)
Cash Used for Financing Activities	(774)	(92)		(866)
Effect of Exchange Rate Change on Cash	1	-		1
Decrease in Cash and Cash Equivalents	(5)	(14)		(19)
Cash and Cash Equivalents at Beginning of Year	47	23		70
Cash and Cash Equivalents at End of Year	$42	$9	$-	$51

Condensed Consolidating Statement of Cash Flows for year ended September 29, 2001				in millions
	Tyson	IBP	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$70	$18	$-	$88
Depreciation and amortization	303	32		335
Deferred taxes	(73)	26		(47)
Other	6	15		21
Net changes in working capital	128	(14)		114
Cash Provided by Operating Activities	434	77		511
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(214)	(47)		(261)
Proceeds from sale of assets	32	1		33
Net cash paid for IBP acquisition	(1,707)	37		(1,670)
Purchase of Tyson de Mexico minority interest	(19)	-		(19)
Net change in other assets and liabilities	(95)	(6)		(101)
Cash Used for Investing Activities	(2,003)	(15)		(2,018)
Cash Flows From Financing Activities:
Net change in debt	1,656	(72)		1,584
Purchase of treasury shares	(48)	-		(48)
Proceeds from exercise of IBP stock options	-	34		34
Dividends and other	(34)	(1)		(35)
Cash Provided by (Used for) Financing Activities	1,574	(39)		1,535
Effect of Exchange Rate Change on Cash	(1)	-		(1)
Increase in Cash and Cash Equivalents	4	23		27
Cash and Cash Equivalents at Beginning of Year	43	-		43
Cash and Cash Equivalents at End of Year	$47	$23	$-	$70

NOTE 11: COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) include: foreign currency translation adjustment of $(2) million, $(23) million and $(16) million for 2003, 2002 and 2001, respectively; unrealized hedging gains (losses), net of taxes, of $(9) million, $(18) million and $(21) for 2003, 2002 and 2001, respectively; unrealized gain (loss) on investments, net of taxes, of $1, $0 and $2 million for 2003, 2002 and 2001, respectively; and minimum pension liability adjustment, net of taxes, of $(5) million and $(8) million for 2003 and 2002, respectively.

NOTE 12: STOCK OPTIONS AND RESTRICTED STOCK

The shareholders approved the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) in January 2001. The Incentive Plan is administered by the Compensation Committee of the Board of Directors and permits awards of shares of Class A stock, awards of derivative securities related to the value of Class A stock and tax reimbursement payments to eligible persons. The Incentive Plan provides for the award of a variety of equity-based incentives such as incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Incentive Plan provides for granting incentive stock options for shares of Class A stock at a price not less than the fair market value at the date of grant. Nonqualified stock options may be granted at a price equal to, less than or more than the fair market value of Class A stock on the date that the option is granted.  Stock options under the Incentive Plan generally become exercisable ratably over three to eight years from the date of grant and must be exercised within 10 years from the date of grant.

In May 2000, the Company cancelled approximately four million option shares and granted approximately one million restricted shares of Class A stock. The restriction expires over periods through December 1, 2003. At September 27, 2003, the Company had outstanding approximately nine million restricted shares of Class A stock with restrictions expiring over periods through July 1, 2020. The unearned portion of the restricted stock is classified on the Consolidated Balance Sheets as unamortized deferred compensation in shareholders' equity.  The Company issues restricted stock at the market value as of the date of grant.  The weighted average fair value of restricted stock granted was $11.20 per share during 2003 $9.52 per share during 2002.

A summary of the Company's stock option activity is as follows:

	Shares under option	Weighted average exercise price per share
Outstanding, September 30, 2000	6,798,005	$16.19
Exercised	-	-
Canceled	(689,520)	15.57
Granted	4,291,650	11.50
Options assumed with IBP acquisition	5,918,068	8.70
Outstanding, September 29, 2001	16,318,203	12.27
Exercised	(800,596)	9.50
Canceled	(997,816)	12.97
Granted	2,509,695	9.45
Outstanding, September 28, 2002	17,029,486	12.01
Exercised	(775,682)	8.99
Canceled	(1,697,581)	13.38
Granted	6,316,704	11.69
Outstanding, September 27, 2003	20,872,927	$11.94

The number of options exercisable was as follows: September 27, 2003-9,135,306, September 28, 2002-9,373,360 and September 29, 2001-9,644,323.  The remainder of the options outstanding at September 27, 2003, are exercisable ratably through September 2008. The number of shares available for future grants was 21,327,929 and 10,536,763 at September 27, 2003, and September 28, 2002, respectively.

The following table summarizes information about stock options outstanding at September 27, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Shares outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Shares exercisable	Weighted average exercise price
$4.93-$6.69	665,219	4.9	$5.59	665,219	$5.59
6.71-10.91	3,275,013	4.1	9.32	3,275,013	9.32
10.92-13.85	232,206	4.7	11.71	232,206	11.71
9.30-9.75	4,194,022	8.5	9.49	44,731	9.47
11.23-11.63	4,919,286	9.6	11.45	961,548	11.50
13.33-15.17	4,950,981	7.3	13.89	1,893,069	14.77
17.92-18.00	2,636,200	3.1	17.92	2,063,520	17.92
	20,872,927			9,135,306

The weighted average fair value of options granted during 2003 was approximately $4.32. The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model. Assumptions include an expected life of six years, risk-free interest rate ranging from 2.56% to 3.30%, expected volatility ranging from 38.2% to 40.1% and dividend yield ranging from 1.20% to 1.72% in 2003

NOTE 13: BENEFIT PLANS

The Company has defined contribution retirement and incentive benefit programs for various groups of Company personnel. Company contributions totaled $48 million, $50 million and $35 million in 2003, 2002 and 2001, respectively.

NOTE 14: TRANSACTIONS WITH RELATED PARTIES

The Company has operating leases for farms, equipment and other facilities with the former Senior Chairman of the Board of Directors of the Company and certain members of his family, as well as a trust controlled by him, for rentals of $8 million in 2003, $9 million in 2002 and $9 million in 2001. Other facilities have been leased from other officers and directors for rentals totaling $2 million in fiscal years 2003, 2002 and 2001.

An entity owned by a former director that resigned from the Board of Directors during 2003 received from the sale of cattle to a subsidiary of the Company $10 million in 2003, $10 million in 2002 and $5 million in 2001.

Certain officers and directors are engaged in chicken and swine growout operations with the Company whereby these individuals purchase animals, feed, housing and other items to raise the animals to market weight. The total value of these transactions, which were discontinued during fiscal 2003, amounted to $10 million in fiscal years 2003, 2002 and 2001.

NOTE 15: INCOME TAXES

Detail of the provision for income taxes consists of:

in millions
	2003	2002	2001
Federal	$156	$173	$50
State	10	17	5
Foreign	20	20	3
	$186	$210	$58
Current	$73	$188	$105
Deferred	113	22	(47)
	$186	$210	$58

The reasons for the difference between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	2003	2002	2001
U.S. federal income tax rate	35.0%	35.0%	35.0%
Amortization of goodwill	-	-	6.5
State income taxes	2.2	3.0	2.1
Extraterritorial income exclusion (1)	(1.9)	(1.4)	(6.2)
Other	0.2	(1.1)	(2.0)
	35.5%	35.5%	35.4%

(1) Extraterritorial income exclusion for 2003 and 2002 and foreign sales corporation benefit for 2001.

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

The tax effects of major items recorded as deferred tax assets and liabilities are:

in millions
	2003		2002
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$4	$543	$5	$417
Suspended taxes from conversion
To accrual method	-	138	-	138
Intangible assets	28	28	1	64
Inventory	5	86	5	78
Accrued expenses	120	2	122	2
Net operating loss carryforwards	77	-	69	-
All other	93	190	137	155
	$327	$987	$339	$854
Valuation allowance	(49)		(49)
Net deferred tax liability		$709		$564

Net deferred tax liabilities are included in other current liabilities and deferred income taxes on the Consolidated Balance Sheets.

The deferred tax liability for suspended taxes from conversion to accrual method represents the 1987 change from the cash to accrual method of accounting and will be paid down by 2017, subject to income limitations.

The valuation allowance totaling $49 million consists of $13 million state tax carryforwards, which have been fully reserved, and $36 million for net operating loss carryforwards.  The state tax credit carryforwards expire in the years 2004 through 2008.  At September 27, 2003, after considering utilization restrictions, the Company's acquired tax loss carryforwards approximated $192 million. The net operating loss carryforwards, which are subject to utilization limitations due to ownership changes, may be utilized to offset future taxable income subject to limitations. These carryforwards expire during the years 2004 through 2022.

The Company's cash payments for income taxes were $36 million, $90 million and $54 million in fiscal years 2003, 2002 and 2001, respectively.

NOTE 16: EARNINGS PER SHARE

The weighted average common shares used in the computation of basic and diluted earnings per share were as follows:

in millions, except per share data
	2003	2002	2001
Numerator:
Net Income	$337	$383	$88
Denominator:
Denominator for basic earnings per
share - weighted average shares	346	348	221
Effect of dilutive securities:
Stock options and restricted stock	6	7	1
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversions	352	355	222
Basic earnings per share	$0.98	$1.10	$0.40
Diluted earnings per share	$0.96	$1.08	$0.40

Approximately 8 million, 6 million and 10 million of the Company's option shares outstanding at September 27, 2003, September 28, 2002, and September 29, 2001, respectively, were antidilutive and were not included in the dilutive earnings per share calculation.  On September 28, 2001, the Company issued approximately 129 million shares for the remaining IBP shares. These shares were excluded from the fiscal 2001 weighted average share calculation along with the dilutive effect of acquired stock options and restricted shares.

NOTE 17: SEGMENT REPORTING

The Company operates in five business segments: Chicken, Beef, Pork, Prepared Foods and Other. The Company measures segment profit as operating income.  The following information includes 52 weeks of IBP's operating results for the periods ending September 27, 2003, and September 28, 2002, and nine weeks for the period ending September 29, 2001.

Chicken segment is primarily involved in the processing of live chickens into fresh, frozen and value-added chicken products sold through domestic foodservice, domestic food retailers, wholesale club markets that service small foodservice operations, small businesses and individuals, as well as specialty and commodity distributors who deliver to restaurants, schools and international markets throughout the world. The Chicken segment also includes sales from allied products and the chicken breeding stock subsidiary.

Beef segment is primarily involved in the processing of live fed cattle and fabrication of dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. It also involves deriving value from allied products such as hides and variety meats for sale to further processors and others. The Beef segment markets its products to food retailers, distributors, wholesalers, restaurants, hotel chains and other food processors in domestic and international markets. Allied products are also marketed to manufacturers of pharmaceuticals and technical products.

Pork segment is primarily involved in the processing of live market hogs and fabrication of pork carcasses into primal and sub-primal cuts and case-ready products.  This segment also represents the Company's live swine group and related allied product processing activities. The Pork segment markets its products to food retailers, distributors, wholesalers, restaurants, hotel chains and other food processors in domestic and international markets. It also sells allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork processors.

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

This segment also includes proceeds of $167 million received in fiscal 2003 related to the settlement of the vitamin antitrust litigation, as compared to $30 million received in fiscal 2002.

in millions
	Chicken	Beef	Pork	Prepared Foods	Other	Consolidated
Fiscal year ended September 27, 2003
Sales	$7,427	$11,935	$2,470	$2,662	$55	$24,549
Operating income	158	320	75	57	227	837
Other expense						314
Income before income taxes and minority interest						523
Depreciation	217	90	26	54	40	427
Total assets	4,322	3,385	879	1,141	759	10,486
Additions to property, plant and equipment	286	40	9	15	52	402
Fiscal year ended September 28, 2002
Sales	$7,222	$10,488	$2,503	$3,072	$82	$23,367
Operating income	428	220	25	158	56	887
Other expense						294
Income before income taxes and minority interest						593
Depreciation	226	80	26	48	51	431
Total assets	4,221	3,234	834	1,261	822	10,372
Additions to property, plant and equipment	229	82	19	53	50	433
Fiscal year ended September 29, 2001

Sales	$7,057	$2,027	$619	$818	$42	$10,563
Operating income (loss)	250	32	27	15	(8)	316
Other expense						151
Income before income taxes and minority interest						165
Depreciation	214	15	5	22	38	294
Total assets	4,084	3,203	944	1,406	995	10,632
Additions to property, plant and equipment	176	19	4	26	36	261

The majority of the Company's operations are domiciled in the United States.  Approximately 95%, 94% and 97% of sales to external customers for fiscal years ending 2003, 2002 and 2001, respectively, were sourced from the United States.  Approximately $6.5 billion of long-lived assets were located in the United States at fiscal years ending 2003 and 2002, and $6.6 billion at fiscal year ending 2001.  Approximately $185 million, $193 million and $204 million of long-lived assets were located in foreign countries, primarily Mexico and Canada, at fiscal years ended 2003, 2002 and 2001, respectively.

The Company sells certain of its products in foreign markets, primarily Canada, China, European Union, Japan, Mexico, Puerto Rico, Russia, Taiwan and South Korea.  The Company's export sales for 2003, 2002 and 2001 totaled $2.6 billion, $2.0 billion and $1.2 billion, respectively.  Substantially all of the Company's export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs.  Foreign sales, which are sales of products produced in a country other than the United States, were less than 10% of total consolidated sales for 2003, 2002 and 2001, respectively.  Approximately 15%, 11% and 15% for 2003, 2002 and 2001, respectively, of income before taxes were from foreign operations.

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

in millions, except per share data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003
Sales	$5,802	$5,845	$6,330	$6,572
Gross profit	400	380	438	526
Operating income	145	183	201	308
Net income	39	72	79	147
Basic earnings per share	0.11	0.21	0.23	0.43
Diluted earnings per share	0.11	0.20	0.23	0.42
2002
Sales	$5,865	$5,839	$5,902	$5,761
Gross profit	510	397	464	446
Operating income	273	179	247	188
Net income	127	65	107	84
Basic earnings per share	0.36	0.19	0.31	0.24
Diluted earnings per share	0.36	0.18	0.30	0.24

First quarter 2003 gross profit includes $28 million received in connection with vitamin antitrust litigation and operating income includes charges of $47 million related to the closing of poultry operations.  Second quarter 2003 gross profit includes $94 million received in connection with vitamin antitrust litigation.  Third quarter 2003 gross profit includes $42 million received in connection with vitamin antitrust litigation and operating income includes charges of $19 million related to the closing of poultry operations.  Additionally, net income includes a pre-tax charge of $10 million related to the write-down of an equity interest in a live swine operation.  Fourth quarter 2003 gross profit includes $3 million received in connection with vitamin antitrust litigation and operating income includes $10 million of charges related to the closing of poultry operations.

Third quarter 2002 gross profit includes $30 million received in connection with vitamin antitrust litigation.  Fourth quarter 2002 operating income includes a $22 million gain related to the sale of Specialty Brands and charges of $27 million and $26 million related to the Thomas E. Wilson brand write-down and live swine restructuring, respectively.

NOTE 19: CONTINGENCIES

Listed below are certain claims made against the Company and its subsidiaries.  In the Company's opinion, it has made appropriate and adequate reserves and accruals where necessary and the Company believes the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals and reserves are not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations of the Company.  The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

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

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox v. Tyson) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the FLSA.  The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs.  At filing, 159 current and/or former employees consented to join the lawsuit and, to date, approximately 5,000 consents have been filed with the court. Discovery in this case is ongoing. A hearing was held on March 6, 2000, to consider the plaintiff's request for collective action certification and court-supervised notice. No decision has been rendered.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox v. Tyson in that the employees claim violations of the FLSA for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law.  Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. Currently, there are approximately 500 additional current or former employees who have filed consents to join the lawsuit. The court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities.  On July 17, 2002, the court granted the plaintiffs' motion to certify the state law claims.  On September 23, 2002, the Third Circuit Court of Appeals agreed to hear the Company's petition to review the court's decision to certify the state law claims.   On September 8, 2003, the Court of Appeals reversed the district court's certification of a class under the Pennsylvania Wage Payment & Collection Law, ruling that those claims could not be pursued in federal court.  The appellate court further ruled that the Company must reissue notice of their potential FLSA claims to approximately 1,500 employees who did not previously receive notice.  The Court of Appeals remanded the matter to the district court to proceed accordingly on September 30, 2003.

Substantially similar suits have been filed against several other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v. Tyson and the other lawsuits.

On November 5, 2001, a lawsuit entitled Maria Chavez, et al. vs. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. (Chavez) was filed in the U.S. District Court for the Eastern District of Washington against IBP, inc. (IBP; now known as Tyson Fresh Meats, Inc.) and the Company by several employees of IBP's Pasco, Washington, beef slaughter and processing facility alleging various violations of the FLSA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The Chavez lawsuit alleges IBP and/or the Company required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege that similar prior litigation entitled Alvarez, et al. vs. IBP (Alvarez), which resulted in a $3.1 million final judgment against IBP, supports a claim of collateral estoppel and/or is res judicata as to the issues raised in this new litigation.  Plaintiffs are seeking reimbursement for an unspecified amount of damages, exemplary damages, liquidated damages, prejudgment interest, attorney fees and costs.  IBP filed a timely Notice of Appeal in Alvarez and plaintiffs filed a timely notice of Cross-Appeal.  On August 5, 2003, the Ninth Circuit Court of Appeals affirmed the lower court's decision in part and reversed the lower court's decision in part, and remanded the case to the lower court for recalculation of damages.  If the ruling of the Ninth Circuit Court of Appeals is upheld in its entirety, IBP will have additional exposure in Alvarez of approximately $5 million.  IBP filed a petition for rehearing by the panel of the Ninth Circuit Court of Appeals that heard Alvarez or, in the alternative, a rehearing en banc, and it also filed a petition to certify state law claims to the Washington Supreme Court.  On September 23, 2003, the Court denied the petition for certification.  The petition for rehearing or rehearing en banc is pending before the Court.  Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but the U.S. District Court for the Eastern District of Washington granted  plaintiff's  motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23 and notice has been sent to potential state law claim class members.  A trial date of September 7, 2004 in Chavez has been set by the court.

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, Inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee.  Ten current and former hourly employees of IBP's case-ready facility in Goodlettsville, Tennessee filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming that the defendants have violated the overtime provisions of the FLSA.  The suit alleges that the defendants have failed to pay employees for all hours worked from the plant's commencement of operations under IBP's control in April 2001.  The Company acquired the plant as part of its acquisition of IBP.  In particular, the suit alleges that employees should be paid for the time it takes to collect, assemble, and put on, take off and wash their health, safety, and production gear at the beginning and end of their shifts and during their meal period.  The suit also alleges that the defendants deduct 30 minutes per day from employees' paycheck regardless of whether employees obtain a full 30-minute period for their meal.  Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs.  On January 10, 2003, another 31 employees from Tennessee filed consents to join the lawsuit as plaintiffs.  On January 15, 2003, the defendants filed an answer to the complaint denying any liability. On January 14, 2003, the named plaintiffs filed a motion for expedited court-supervised notice to prospective class members.   The motion  sought to conditionally certify a class of similarly situated employees at all of IBP's non-unionized facilities that have not been the subject of FLSA litigation.  Plaintiffs then withdrew a request for conditional certification of similarly situated employees at all of IBP's non-unionized facilities and rather sought to include all non-exempt employees that have worked at the Goodlettsville facility since its opening on April 1, 2001.  On November 17, 2003, the district court conditionally certified a collective action composed of similarly situated current and former employees at the Goodlettsville facility based upon clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001. The parties are, under the supervision of the court, specifying the terms and conditions of the notice.  An initial case management conference is scheduled for January 8, 2004.

Environmental Matters   On October 23, 2001, a putative class action lawsuit was filed in the District Court for Mayes County, Oklahoma, against the Company by R. Lynn Thompson and Deborah S. Thompson on behalf of all owners of Grand Lake O' the Cherokee's littoral (lake front) property. The suit alleges that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake.  Plaintiffs are seeking injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  Simmons Foods, Inc. ("Simmons") and Peterson Farms, Inc. have been joined as defendants.  The Company and Simmons are seeking leave to file a third party complaint against entities that contribute wastes and wastewater into Grand Lake. The class certification hearing  was held in October 2003, and two classes were certified on December 11, 2003.  The defendants are in the process of filing an interlocutory appeal of the class certification..

Securities Matters  Between January and March 2001, a number of lawsuits were filed by certain stockholders in the U.S. District Court for the District of South Dakota and one suit filed in the U.S. District Court for the Southern District of New York seeking to certify a class of all persons who purchased IBP stock between February 7, 2000, and January 25, 2001.  The plaintiff in the New York action voluntarily dismissed and refiled its complaint in South Dakota, where the suits were consolidated under the name In re IBP, inc. Securities Litigation and a single, consolidated amended complaint was filed.  The complaint, seeking unspecified compensatory damages, alleges that IBP and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about IBP's financial results in order to inflate its stock price.  IBP filed a Motion to Dismiss on December 21, 2001, which was then fully briefed.  While the motion was awaiting decision, IBP and the plaintiffs reached a tentative settlement of all claims, as reflected by a Memorandum of Understanding ("MOU") that was executed on March 19, 2003.  The MOU set forth the essential terms of a settlement to be reflected in final settlement documents to be prepared and submitted to the court for approval, including, among other terms and conditions, the dismissal with prejudice of all claims against defendants, releases by class members, and a payment by IBP of a total amount of $8 million. In July 2003, a finalized Stipulation of Settlement consistent with the MOU was executed and submitted to the court for its preliminary approval. The tentative settlement is subject to various conditions, including among other things, execution of definitive documentation and receiving preliminary and final court approvals.  In light of this tentative settlement, IBP was permitted by the court to withdraw its pending motion to dismiss, without prejudice.  On July 31, 2003, the court issued an order preliminarily approving the settlement, preliminarily certifying a Settlement Class of all persons who purchased IBP common stock during the period from February 7, 2000, through January 25, 2001, and approving proposed notice to the Settlement Class members.  The court also set December 8, 2003 as the date for a hearing as to whether the settlement should receive final court approval.  The Company does not anticipate that effectuation of the tentative settlement will have any material impact on its financial condition, especially in view of IBP's insurance coverage for the matter.

Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP stock or traded in certain IBP options from March 29, 2001, when the Company announced its intention to terminate the Merger Agreement with IBP, through June 15, 2001, when the Delaware Court rendered its Post-Trial Opinion in the Consolidated Action. The actions, entitled Meyer v. Tyson Foods, Inc., et al., C.A. No. 01-425 SLR; Banyan Equity Mgt. v. Tyson Foods, Inc., et al., C.A. No. 01-426 GMS; Steiner v. Tyson Foods, Inc., et al., C.A. No. 01-462 GMS; Aetos Corp., et al. v. Tyson, et al., C.A. No. 01-463 GMS; Meyers, et al. v. Tyson Foods, Inc., et al., C.A. No. 01-480; Binsky v. Tyson Foods, Inc., et al., C.A. No. 01-495; Management Risk Trading LP v. Tyson Foods, Inc., et al., C.A. No. 01-496; and Stark Investments, L.P., et al. v. Tyson et al., C.A. No. 01-565 alleged that the defendants violated federal securities laws by making, or causing to be made, certain false and misleading statements in connection with the Company's attempted termination of the Merger Agreement.  Plaintiffs are seeking an unspecified amount of compensatory damages, interest, attorney fees and costs.  The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation.  On December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint.  The plaintiffs allege that, as a result of the defendants' alleged conduct, the purported class members were harmed.  On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint.  By memorandum order dated October 23, 2002, the court granted in part and denied in part the defendants' motion to dismiss.   On October 6, 2003, the court certified the class proposed by plaintiffs.  Factual discovery in the case is in the process of concluding.

General Matters  In July 1996, certain cattle producers filed Henry Lee Pickett, et al. vs. IBP, inc. in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleged that IBP used its market power and alleged "captive supply" agreements to reduce the prices paid by IBP on purchases of cattle in the cash market in alleged violation of the Packers and Stockyards Act ("PSA").  Plaintiffs are seeking injunctive and declaratory relief, as well as actual and punitive damages. After Plaintiffs failed a number of times to get a class certified, the District Court in December 2001 certified a class of cattle producers who have sold to IBP exclusively on a cash market basis from approximately 1994 to 2002.  IBP sought permission to appeal the class certification to the 11th Circuit Court of Appeals, but the Court of Appeals denied that appeal on March 5, 2002.  IBP's motions for summary judgment on both liability and damages were denied on April 29, 2003.  On November 19, 2003, the District Court judge upheld the admissibility of an amended Plaintiffs' expert report which calculates total class damages, exclusive of pre-judgment interest, in excess of $2.1 billion.  Management believes IBP's use of marketing agreements and other contracts for the purchase of cattle do not violate the PSA and that IBP has acted properly and lawfully in its dealings with cattle producers.  The case is set for trial on January 12, 2004.

On September 12, 2002, 82 individual plaintiffs filed Michael Archer, et al. v. Tyson Foods, Inc. and The Pork Group, Inc., CIV 2002-497, in the Circuit Court of Pope County, Arkansas.  On August 18, 2002, the Company announced a restructuring of its live swine operations which, among other things, will result in the discontinuance of relationships with 132 contract hog producers, including the plaintiffs.  In their complaint, the plaintiffs allege that the Company committed fraud and should be promissorily estopped from terminating the parties' relationship.  The plaintiffs seek an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  The Company has filed a motion to Stay All Proceedings and Compel Arbitration which was denied, and briefing has begun in the Arkansas Court of Appeals.  Oral argument has not yet been set

The Company is pursuing various antitrust claims relating to vitamins, methionine and choline.  In partial settlement of these claims, the Company received approximately $167 million in 2003.  Additional settlements of much lesser amounts are anticipated in fiscal 2004.  Amounts received for these claims are recorded as income only upon receipt of settlement proceeds.

REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. as of September 27, 2003 and September 28, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 27, 2003.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Tyson Foods, Inc. at September 27, 2003, and September 28, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Little Rock, Arkansas November 19, 2003	/s/ERNST & YOUNG LLP ERNST & YOUNG LLP

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  Based upon that evaluation, the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b)        Changes in Internal Controls over Financial Reporting

            The Company's management, including the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has evaluated any changes in the company's internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the company's fourth quarter of its 2003 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

EQUITY COMPENSATION PLAN INFORMATION

See the information included under the captions "Equity Compensation Plan Information" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information included under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPLE ACCOUNTING FEES AND SERVICES

See the information included under the captions "Audit Fees," Audit-Related Fees," "Tax Fees," "All Other Fees" and "Pre-Approval Policies" in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

        Consolidated Statements of Income
            for the three years ended September 27, 2003
        Consolidated Balance Sheets at
            September 27, 2003 and September 28, 2002
        Consolidated Statements of Shareholders' Equity
            for the three years ended September 27, 2003
        Consolidated Statements of Cash Flows
            for the three years ended September 27, 2003
        Notes to Consolidated Financial Statements
        Report of Independent Auditors
        Financial Statement Schedule - Schedule II Valuation and Qualifying
           Accounts for the three years ended
           September 27, 2003

All other schedules are omitted because they are neither applicable nor required.
The exhibits filed with this report are listed in the Exhibit Index at the end of the Item 15.
(b)	Reports on Form 8-K
On July 10, 2003, the Company furnished a current report on Form 8-K announcing its expected fully diluted GAAP earnings per share for the third quarter 2003.
On July 28, 2003, the Company furnished a current report on Form 8-K containing its earnings release for the third quarter 2003.

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

60
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

61
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

10.1

Amended and Restated 364-Day Credit Agreement, dated as of June 11, 2003, among the Company, as Borrower, the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank International", New York Branch and BNP Paribas, as Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003, Commission File No. -3400, and incorporated herein by reference).

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

10.4

Amendment, dated June 12, 2002, to Five Year Five-Year Credit Agreement dated as of September 24, 2001, among Tyson Foods, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Capital Corporation, as Syndication Agent,  SunTrust Bank, as Documentation Agent, Mizuho Financial Group and Rabobank International, as Co-Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2002, Commission File No. 0-3400, and incorporated herein by reference).

10.5

Three-Year Credit Agreement dated as of June 12, 2002, among Tyson Foods, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Capital Corporation, as Syndication Agent,  SunTrust Bank, Mizuho Financial Group and Rabobank International, as Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2002, Commission File No. 0-3400, and incorporated herein by reference).

62
10.6

Amendment, dated as of June 11, 2003, to the Company's Three-Year Credit Agreement, dated as of June 12, 2002, by and among the Company, as Borrower, the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Capital Corporation (now know as Merrill Lynch Bank USA), as Syndication Agent, SunTrust Bank, Rabobank International (now known as Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank International", New York Branch) and Mizuho Financial Group (now known as Mizuho Corporate Bank, LTD), as Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.2 to the company's Quarterly report on Form 10-Q for the period ended June 28, 2003, Commission File No. 0-3400, and incorporated herein by reference).

10.7	Amendment No. 3, dated as of August 15, 2003, to the Company's Amended and Restated Receivables Transfer Agreement dated as of August 16, 2002, as originally dated October 17, 2001, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents.	71-81
10.8

Receivables Transfer Agreement, as amended and restated as of August 16, 2002, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JP Morgan Chase Bank, as Administrative Agent and certain other persons that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents (previously filed as Exhibit 10.6 to the Company's Annual report on Form 10-K for the period ended September 28, 2002, Commission File No. 0-3400, and incorporated herein by reference).

10.9

Receivables Purchase Agreement, executed in connection with the Receivables Transfer Agreement described in item 10.8 immediately above, among the Company and certain subsidiaries of the Company, as Sellers and Tyson Receivables Corporation, as Purchaser (previously filed as Exhibit 10.6 to the Company's Annual report on Form 10-K for the period ended September 28, 2002, Commission File No. 0-3400, and incorporated herein by reference).

10.10

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

63
10.15

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and J.P. Morgan Securities, Inc. (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.16

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and Chase Securities Inc. (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.17

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

10.19	Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between John Tyson and the Company	82-99
10.20	Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between Richard L. Bond and the Company	100-119
10.21	Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between Greg Lee and the Company	120-136
10.22

Form of Employment Agreement used for all other Executive Officers of the Company, including named executive officers whose contracts are not specifically referenced above (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 0-3400, and incorporated herein by reference).

10.23

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

10.26

Tyson Foods, Inc. Amended and Restated Employee Stock Purchase Plan, dated as of December 13, 1999 (previously filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 0-3400, and incorporated herein by reference).

64
10.27

Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective October 1, 1997, and First Amendment to the Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective December 31, 1998 (previously filed as exhibit 10.15 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 0-3400, and incorporated herein by reference).

10.28

Tyson Foods, Inc. Non-statutory Stock Option Plan of 1982, as amended and restated on November 18, 1994, (previously filed as Exhibit 99 to the Company's Registration Statement of Form S-8 filed with the Commission on January 30, 1995, Commission File No. 33-54716, and incorporated herein by reference).

10.29

Tyson Foods, Inc. 2000 Stock Incentive Plan dated August 11, 2000 (previously filed as exhibit 10.19 to the Company's Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 0-3400, and incorporated herein by reference).

10.30	IBP 1987 Stock Option Plan (previously filed as Exhibit No. 28(a) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-19441 and incorporated herein by reference).
10.31

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

10.34

1996 Officer Long-Term Stock Plan (previously filed as Exhibit No. 10.5.6 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).

10.35	IBP 1996 Stock Option Plan (previously filed as Exhibit 10.5.7 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).
10.36

Text of Retirement Income Plan of IBP, inc. (as amended and Restated Effective as of January 1, 1992), as amended (previously filed as Exhibit No. 10.28 to IBP's Annual Report on Form 10-K for the fiscal year ended December 26, 1992, File No. 1-6085 and incorporated herein by reference).

10.37

Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain of its executive officers (previously filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.38

Form of IBP's Indemnification Agreement with officers and directors (previously filed as Exhibit No. 10.8 to IBP's Registration Statement on Form S-1, dated August 19, 1987, File No. 1-6085 and incorporated hereby by reference).

12.1	Calculation of Ratio of Earnings to Fixed Charges.	137

65
21	Subsidiaries of the Company.	138-143
23	Consent of Ernst & Young, LLP	144
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.	145
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.	146
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	147
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	148

SIGNATURES

        Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Steven Hankins Steven Hankins Executive Vice President and Chief Financial Officer	December 15, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard L. Bond Richard L. Bond	President and Chief Operating Officer	December 15, 2003
/s/ Lloyd V. Hackley Lloyd V. Hackley	Director	December 15, 2003
/s/ Steven Hankins Steven Hankins	Executive Vice President and Chief Financial Officer	December 15, 2003
/s/ David A. Jones David A. Jones	Director	December 15, 2003
/s/ Jim Kever Jim Kever	Director	December 15, 2003
/s/ Rodney S. Pless Rodney S. Pless	Senior Vice President, Controller and Chief Accounting Officer	December 15, 2003
/s/ Jo Ann R. Smith Jo Ann R. Smith	Director	December 15, 2003
/s/ Leland E. Tollett Leland E. Tollett	Director	December 15, 2003
/s/ Barbara A. Tyson Barbara A. Tyson	Director	December 15, 2003
/s/ Don Tyson Don Tyson	Director	December 15, 2003
/s/ John H. Tyson John H. Tyson	Chairman of the Board of Directors and Chief Executive Officer	December 15, 2003

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended September 27, 2003

in millions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Additions (Deductions)		Balance at End of Period

Allowance for Doubtful Accounts

2003	$26	$19	(1)	$-	$(29)	(1)	$16

2002	$27	$4		$-	$(5)		$26

2001	$17	$2		$-	$8	(2)	$27

(1) During the year the Company fully reserved certain receivables and then wrote off the full amount against Accounts Receivable.
(2) Includes $14 million reserve due to IBP acquisition

Exhibit pages 71 through 148 are not included; however, copies of these pages may be obtained for a fee to cover administrative costs by request to the corporate office.