Form 10-K/A
period 2002-09-28
TYSON FOODS INC
filed 2004-01-08
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
Amendment 1

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

Page 1 of 82 Pages
The Exhibit Index appears on pages 67 through 73

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

EXPLANATORY NOTE

            In accordance with SEC Rule 12b-15, this Amendment No. 1 on Form 10-K/A amends certain items of the Annual Report on Form 10-K of Tyson Foods, Inc. (the "Company") for the fiscal year ended September 28, 2002 as filed with the Securities and Exchange Commission ("SEC") on November 27, 2002 (the "Annual Report") and presents in its entirety the Annual Report, as amended.   These amended items do not restate the Company's consolidated financial statements previously filed in the Annual Report.  This Form 10-K/A is in response to comments from the Staff of the SEC following their review of the Company's SEC filing.   This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report or modify or update those disclosures affected by subsequent events.   Accordingly, this Form 10-K/A should be read in conjunction with the Company's subsequent filings with the SEC.

            The changes reflected by this Form 10-K/A  are reclassifying "Intangible Assets" as a line item separate from "Other Assets" on the Consolidated Balance Sheets, adding the tax effect of the components of comprehensive income to the Consolidated Statements of Shareholders' Equity, revisions and supplemental disclosures to Item 7a Quantitative and Qualitative Disclosure about Market Risk, to Footnotes 1, 2, 4, 9,12 and 14 contained in the Financial Statements under Item 8, and to Item 13 Certain Relationships and Related Transactions, and the addition of Exhibit 12.1 Computation of Ratio of Earnings to Fixed Charges.  The Exhibit Index in Item 15 is also amended to reflect the inclusion of updated certifications of certain executive officers and an updated consent letter from Ernst & Young LLP.

TABLE OF CONTENTS
	PART I
		Page
Item 1.	Business..........................................................................................................................................................................................	4
Item 2.	Properties.........................................................................................................................................................................................	11
Item 3.	Legal Proceedings..........................................................................................................................................................................	12
Item 4.	Submission of Matters to a Vote of Security Holders..............................................................................................................	17

	PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.........................................................................	19
Item 6.	Selected Financial Data.................................................................................................................................................................	20
Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations..............................................	23
Item 7a.	Quantitative and Qualitative Disclosure About Market Risks...............................................................................................	30
Item 8.	Financial Statements and Supplementary Data.........................................................................................................................	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................	64

	PART III
Item 10.	Directors and Executive Officers of Registrant.........................................................................................................................	64
Item 11.	Executive Compensation...............................................................................................................................................................	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.........................	64
Item 13.	Certain Relationships and Related Transactions......................................................................................................................	64

	PART IV
Item 14.	Controls and Procedures...............................................................................................................................................................	65
Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K....................................................................................	65

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

FINANCIAL INFORMATION OF BUSINESS SEGMENTS
 The Company operates in five business segments: Beef, Chicken, Pork, Prepared Foods and Other. The contribution of each business segment to net sales and operating income, and the identifiable assets attributable to each business segment are set forth in Note 17, "Segment Reporting" of the Consolidated Financial Statements included herein at pages 55 through 56.

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

Commodities Risk The Company is a purchaser of certain commodities, primarily corn, soybeans and livestock. The Company periodically uses commodity futures and options for hedging purposes to reduce the effect of changing commodity prices and as a mechanism to procure grains and livestock. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 28, 2002, and September 29, 2001, respectively, on fair value of open positions. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The underlying commodities hedged have a high correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated.  The following sensitivity analysis reflects an inverse impact on earnings for changes in the fair value of open positions for livestock and a direct impact on earnings for changes in the fair value of open positions for grain.

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

See accompanying notes

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS
	in millions, except per share data

September 28, 2002 and September 29, 2001	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$51	$70
Accounts receivable, net	1,101	1,199
Inventories	1,885	1,911
Other current assets	107	110

Total Current Assets	3,144	3,290
Net Property, Plant and Equipment	4,038	4,085
Goodwill	2,633	2,618
Intangible Assets	190	241
Other Assets	367	398

Total Assets	$10,372	$10,632

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$254	$760
Trade accounts payable	755	799
Other current liabilities	1,084	857

Total Current Liabilities	2,093	2,416
Long-Term Debt	3,733	4,016
Deferred Income Taxes	643	609
Other Liabilities	241	237
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: Issued 267 million shares in 2002 and 2001	27	27
Class B-authorized 900 million shares: Issued 102 million shares in 2002 and 103 million shares in 2001	10	10
Capital in excess of par value	1,879	1,920
Retained earnings	2,097	1,770
Accumulated other comprehensive loss	(49)	(35)

	3,964	3,692
Less treasury stock, at cost- 16 million shares in 2002 and 21 million shares in 2001	265	333
Less unamortized deferred compensation	37	5

Total Shareholders' Equity	3,662	3,354

Total Liabilities and Shareholders' Equity	$10,372	$10,632

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
Other comprehensive income (loss) (net of $(11) million tax)
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
Other comprehensive income (loss) (net of $(5) million tax)
Derivative loss recognized in cost of sales (net of $2 million tax)
Derivative unrealized loss (net of $(1) million tax)
Unrealized gain on investments (net of $(1) million tax)
Currency translation adjustment
Additional pension liability (net of $(5) million tax)
Total Comprehensive income
Purchase of Treasury Shares
Restricted Shares Issued					(41)
Restricted Shares Cancelled					2
Dividends Paid						(56)
Amortization of Deferred Compensation
Other			(1)		(2)

Balance-September 28, 2002	267	$27	102	$10	$1,879	$2,097

See accompanying notes

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		in millions

Three years ended September 28, 2002

				Accumulated
	Treasury Stock		Unamortized	Other	Total
			Deferred	Comprehensive	Shareholders'
	Shares	Amount	Compensation	Income (Loss)	Equity

Balance-October 2, 1999	12	$(232)	$(2)	$(1)	$2,128
Comprehensive Income:
Net income					151
Other comprehensive income (loss)
Currency translation adjustment				(4)	(4)

Total Comprehensive income					147

Purchase of Treasury Shares	5	(69)			(69)
Exercise of Options		1			1
Restricted Shares Issued	(1)	16	(11)		-
Dividends Paid					(35)
Amortization of Deferred Compensation			3		3

Balance-September 30, 2000	16	(284)	(10)	(5)	2,175
Comprehensive Income:
Net income					88
Other comprehensive income (loss) (net of $(11) million tax)
Cumulative effect of SFAS 133 adoption (net of $(3) million tax)				(6)	(6)
Derivative loss recognized in cost of sales (net of $(3) million tax)				(5)	(5)
Derivative unrealized loss (net of $(6) million tax)				(10)	(10)
Unrealized gain on investments (net of $1 million tax)				2	2
Currency translation adjustment				(11)	(11)

Total Comprehensive income					58

Purchase of Treasury Shares	5	(48)			(48)
Restricted Shares Cancelled		(1)			(1)
Shares Issued in IBP Acquisition					1,198
Dividends Paid					(33)
Amortization of Deferred Compensation			5		5

Balance-September 29, 2001	21	(333)	(5)	(35)	3,354
Net income					383
Other comprehensive income (loss) (net of $(5) million tax)
Derivative loss recognized in cost of sales (net of $2 million tax)				5	5
Derivative unrealized loss (net of $(1) million tax)				(2)	(2)
Unrealized gain on investments (net of $(1) million tax)				(2)	(2)
Currency translation adjustment				(7)	(7)
Additional pension liability (net of $(5) million tax)				(8)	(8)

Total Comprehensive income					369

Purchase of Treasury Shares	1	(19)			(19)
Restricted Shares Issued	(6)	90	(50)		(1)
Restricted Shares Cancelled		(3)	3		2
Dividends Paid					(56)
Amortization of Deferred Compensation			15		15
Other					(2)

Balance-September 28, 2002	16	$(265)	$(37)	$(49)	$3,662

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

Cash and Cash Equivalents: The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts the funds are moved to, and several "zero-balance" disbursement accounts for funding of its payroll, accounts payable and grower payments.    As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. Checks outstanding in excess of related book cash balances totaling approximately $292 million at September 28, 2002, and $265 million at September 29, 2001, are included in trade accounts payable and accrued salaries, wages and benefits.

Inventories: Processed products, livestock (excluding breeders) and supplies and other are valued at the lower of cost (first-in, first-out) or market. Livestock includes live cattle, live chicken and live swine. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead which are related to the purchase and production of inventories.  Live chicken consists of broilers and breeders.  Breeders are stated at cost less amortization.  The costs associated with breeders, including breeder chicks, feed, and medicine, are accumulated up to the production stage and amortized to broiler inventory over the productive life of the flock using a standard unit of production.

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

At September 28, 2002, the gross carrying value of intangible assets consisted of $100 million of trademarks, $87 million of patents and $13 million of supply contracts with accumulated amortization of $7 million and $4 million for patents and supply contracts, respectively.  At September 29, 2001, the gross carrying value of intangible assets consisted  of $138 million of trademarks,  $87 million of patents and $17 million of supply contracts with accumulated amortization of $1 million each for patents and supply contracts, respectively.  Amortization expense on combined patents and supply contracts combined of $9 million and $2 million was recognized during 2002 and 2001, respectively.  Amortization expense on intangible assets is estimated to be $8 million for each of 2003, 2004, 2005 and 2006, and $6 million for 2007.

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

Revenue Recognition: The Company recognizes revenue when title and risk of loss are transferred to customers, which is upon delivery based upon terms of sale.  Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances and product returns.

Litigation Reserves: There are a variety of legal proceedings pending or threatened against the Company. Accruals are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, progress of each case, opinions and views of legal counsel and other advisers, the Company's experience in similar matters and management's intended response to the litigation. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment efforts progress or legal information becomes available.   The Company expenses amounts for administering or litigating claims as incurred.  Accruals for legal proceedings are included in other current liabilities in the accompanying balance sheets.

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

NOTE 2: ACQUISITION

In August 2001, the Company acquired 50.1% of IBP by paying $1.7 billion in cash representing $30 per share for approximately 54 million shares of IBP's common shares. In September 2001, the Company issued 129 million shares of Class A common stock, with a fair value of $1.2 billion, to acquire the remaining IBP shares, and assumed $1.7 billion of IBP debt to complete the acquisition.  The IBP shares were converted into Class A stock using an exchange ratio of 2.381 to 1. The total acquisition cost of $4.6 billion was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." Accordingly, the tangible and identifiable intangible assets and liabilities have been adjusted to fair values with the remainder of the purchase price recorded as goodwill.

IBP is the world's largest manufacturer of fresh meats and frozen and refrigerated food products, with 2000 annual sales of approximately $17 billion.  The acquisition of IBP allows the Company to expand its business to include the processing and marketing of beef and pork products.

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

Fair value of assets acquired and liabilities assumed at August 3, 2001:

in millions

Cash and cash equivalents	$37
Accounts receivable	641
Inventories	937
Other current assets	112
Property, plant and equipment	1,968
Goodwill	1,692
Intangible Assets	242
Other assets	143

Total Assets	$5,772

Accounts payable and accruals	$836
Other liabilities	227
Long-term debt	1,651
Deferred income taxes	221
Shareholders' Equity	2,837

Total Liabilities and Shareholders' Equity	$5,772

Identifiable intangible assets of $242 million at the acquisition date consist  of $138 million of trademarks,  $87 million of patents and $17 million of supply contracts. The amounts associated with trademarks are not subject to amortization as management believes their useful lives to be indefinite. The amounts associated with patents and supply contracts are being amortized over 15 and five years, respectively.

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

NOTE 4: OTHER CHARGES

In August 2002, the Company announced its decision to close certain of its live swine operations. This decision will result in the elimination of approximately 200 jobs, the closure of company-owned and leased feeder pig finishing farms in Arkansas and eastern Oklahoma, and discontinuing relationships with 132 contract hog producers. The Company will retain a limited number of breeding operations in Oklahoma and northwest Arkansas as well as some feeder pig finishing operations in north central Missouri. As a result of this decision, the Company recorded a live swine restructuring accrual of $26 million in the fourth quarter of fiscal 2002 that consists of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring including lagoon and pit closure costs and employee termination benefits.    This amount is reflected in the pork segment as a reduction to operating income and included on the consolidated statement of income in other charges.  The phase-out of operations started in August 2002 and should be complete by March 2003.  The resolution of Company obligations under producer contracts could extend beyond that date.

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

Financial results of the live swine operations, as well as interest expense related to the IBP acquisition are included in the Tyson amounts.

Condensed Consolidating Statement of Income for the year ended September 28, 2002				in millions

	Tyson	IBP	Adjustments	Consolidated

Sales	$7,848	$15,563	$(44)	$23,367
Cost of Sales	6,900	14,694	(44)	21,550

	948	869	-	1,817
Operating Expenses:
Selling, general and administrative	509	368		877
Other charges	26	27		53

Operating Income	413	474		887
Interest and Other Expense	243	51		294

Income Before Income Taxes
and Minority Interest	170	423		593
Provision for Income Taxes	53	157		210
Minority Interest				-

Net Income	$117	$266	$-	$383

Condensed Consolidating Statement of Income for the year ended September 29, 2001				in millions

	Tyson	IBP	Adjustments	Consolidated

Sales	$7,520	$3,048	$(5)	$10,563
Cost of Sales	6,764	2,901	(5)	9,660

	756	147	-	903
Selling, General and Administrative	510	77		587

Operating Income	246	70		316
Interest and Other Expense	135	16		151

Income Before Income Taxes
and Minority Interest	111	54		165
Provision for Income Taxes	40	18		58
Minority Interest	1	18		19

Net Income	$70	$18	$-	$88

Condensed Consolidating Balance Sheet as of September 28, 2002				in millions

	Tyson	IBP	Adjustments	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$42	$9	$	$51
Accounts receivable, net	896	610	(405)	1,101
Inventories	1,078	807		1,885
Other current assets	28	79		107

Total Current Assets	2,044	1,505	(405)	3,144
Net Property, Plant and Equipment	2,138	1,900		4,038
Goodwill	941	1,692		2,633
Intangible Assets	-	190		190
Other Assets	3,118	155	(2,906)	367

Total Assets	$8,241	$5,442	$(3,311)	$10,372

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$253	$1	$	$254
Trade accounts payable	352	403		755
Other current liabilities	635	2,546	(2,097)	1,084

Total Current Liabilities	1,240	2,950	(2,097)	2,093
Long-Term Debt	3,160	573		3,733
Deferred Income Taxes	378	265		643
Other Liabilities	70	171		241
Shareholders' Equity	3,393	1,483	(1,214)	3,662

Total Liabilities and Shareholders' Equity	$8,241	$5,442	$(3,311)	$10,372

Condensed Consolidating Balance Sheet as of September 29, 2001				in millions

	Tyson	IBP	Adjustments	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$47	$23	$-	$70
Accounts receivable, net	1,413	701	(915)	1,199
Inventories	1,007	912	(8)	1,911
Other current assets	26	85	(1)	110

Total Current Assets	2,493	1,721	(924)	3,290
Net Property, Plant and Equipment	2,105	1,756	224	4,085
Goodwill	926	802	890	2,618
Intangible Assets	-	241		241
Other Assets	3,161	68	(2,831)	398

Total Assets	$8,685	$4,588	$(2,641)	$10,632

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$755	$5	$-	$760
Trade accounts payable	367	1,339	(907)	799
Other current liabilities	419	436	2	857

Total Current Liabilities	1,541	1,780	(905)	2,416
Long-Term Debt	3,359	686	(29)	4,016
Deferred Income Taxes	368	11	230	609
Other Liabilities	75	149	13	237
Shareholders' Equity	3,342	1,962	(1,950)	3,354

Total Liabilities and Shareholders' Equity	$8,685	$4,588	$(2,641)	$10,632

Condensed Consolidating Statement of Cash Flows for year ended September 28, 2002				in millions

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$117	$266	$-	$383
Net changes in working capital	680	(399)		281
Depreciation and amortization	295	172		467
Write-down of intangible asset	-	27		27
Gain on sale of subsidiary		(22)		(22)
Deferred taxes	(19)	41		22
Other	7	9		16

Cash Provided by Operating Activities	1,080	94		1,174

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(272)	(161)		(433)
Proceeds from sale of assets	12	2		14
Proceeds from sale of subsidiary	-	131		131
Acquisitions of property, plant and equipment	(73)	-		(73)
Net change in investment in commercial paper	94	-		94
Net change in other assets and liabilities	(73)	12		(61)

Cash Used for Investing Activities	(312)	(16)		(328)

Cash Flows From Financing Activities:
Net change in debt	(701)	(88)		(789)
Purchase of treasury shares	(19)	-		(19)
Dividends and other	(54)	(4)		(58)

Cash Used for Financing Activities	(774)	(92)		(866)

Effect of Exchange Rate Change on Cash	1	-		1

Decrease in Cash and Cash Equivalents	(5)	(14)		(19)
Cash and Cash Equivalents at Beginning of Year	47	23		70

Cash and Cash Equivalents at End of Year	$42	$9	$-	$51

Condensed Consolidating Statement of Cash Flows for year ended September 29, 2001				in millions

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$70	$18	$-	$88
Net changes in working capital	130	(14)		116
Depreciation and amortization	303	32		335
Deferred taxes	(73)	26		(47)
Other	4	15		19

Cash Provided by Operating Activities	434	77		511

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(214)	(47)		(261)
Proceeds from sale of assets	32	1		33
Net cash paid for IBP acquisition	(1,707)	37		(1,670)
Purchase of Tyson de Mexico minority interest	(19)	-		(19)
Net change in other assets and liabilities	(95)	(6)		(101)

Cash Used for Investing Activities	(2,003)	(15)		(2,018)

Cash Flows From Financing Activities:
Net change in debt	1,656	(72)		1,584
Purchase of treasury shares	(48)	-		(48)
Proceeds from exercise of IBP stock options	-	34		34
Dividends and other	(34)	(1)		(35)

Cash Provided by (Used for) Financing Activities	1,574	(39)		1,535

Effect of Exchange Rate Change on Cash	(1)	-		(1)

Increase in Cash and Cash Equivalents	4	23		27
Cash and Cash Equivalents at Beginning of Year	43	-		43

Cash and Cash Equivalents at End of Year	$47	$23	$-	$70

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

The related tax effects allocated to components of other comprehensive income are as follows:

	in millions

	2002	2001	2000

Income tax (benefit) expense
Cumulative effect of SFAS 133 adoption	$-	$(3)	$-
Derivative loss recognized in cost of sales	2	(3)	-
Derivative unrealized loss	(1)	(6)	-
Unrealized gain on investments	(1)	1	-
Currency translation adjustment	-	-	-
Additional pension liability	(5)	-	-

Total income tax (benefit) expense	$(5)	$(11)	$-

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

In May 2000, the Company cancelled approximately four million option shares and granted approximately one million restricted shares of Class A stock. The restriction expires over periods through December 1, 2003. At September 28, 2002, the Company had outstanding approximately six million restricted shares of Class A stock with restrictions expiring over periods through July 1, 2020. The unearned portion of the restricted stock is classified on the Consolidated Balance Sheets as deferred compensation in shareholders' equity.  The Company issues restricted stock at the market value as of the date of grant.  The weighted average fair value of restricted stock granted was $9.52 per share during 2002 and $10.75 per share during 2000.

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

An entity owned by a director received from the sale of cattle to a subsidiary of the Company $10 million in 2002 and $5 million in 2001.

Certain officers and directors are engaged in chicken and swine growout operations with the Company whereby these individuals purchase animals, feed, housing and other items to raise the animals to market weight. The total value of these transactions amounted to $11 million in 2002, $11 million in 2001 and $12 million in 2000.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information included under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.  The information set forth below supplements the information incorporated by reference herein from the Proxy Statement:

In addition to those persons listed in paragraph 5 of the "Certain Transactions" section of the Proxy Statement, the following persons are also engaged in poultry growout operations whereby these persons purchase from the Company baby chicks, feed, veterinary and technical services, supplies and other related items necessary to grow these livestock to market age, at which time they are sold either to the Company or to unrelated parties.  For fiscal 2002, the sales to the Company of the above-enumerated items, which were at fair market value, by such additional persons were: Carla Tyson, daughter of Don Tyson and sister of John Tyson, $86,674, Cheryl Tyson, daughter of Don Tyson and sister of John Tyson, $64,993, entities in which Joe F. Starr and the children of Don Tyson, including John Tyson are partners or owners, $483,326, and a partnership in which children of Joe F. Starr are partners, $444,356.

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
Report on Form 8-K, dated March 11, 2002, with respect to the ratio of earnings to fixed charges calculation. 65

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

67
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

68
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

69
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

10.6

Receivables Transfer Agreement, as amended and restated as of August 16, 2002, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JP Morgan Chase Bank, as Administrative Agent and certain other persons that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, Commission File No. 0-3400, and incorporated herein by reference).

10.7

Receivables Purchase Agreement, executed in connection with the Receivables Transfer Agreement described in item 10.1 immediately above, among the Company and certain subsidiaries of the Company, as Sellers and Tyson Receivables Corporation, as Purchaser (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, Commission File No. 0-3400, and incorporated herein by reference).

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

70
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

71
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

72
12.1	Calculation of Ratio of Earnings to Fixed Charges	77
21

Subsidiaries of the Company (previously filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, Commission File No. 0-3400, and incorporated herein by reference).

23	Consent of Ernst & Young, LLP	78
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.	79
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.	80
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	81
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	82

SIGNATURES

        Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Steven Hankins Steven Hankins Executive Vice President and Chief Financial Officer	January 7, 2004

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

Exhibit pages 77 through 82 are not included: however, copies of these pages may be obtained for a fee to cover administrative costs by request to the corporate office.