Form 10-Q/A
period 2002-12-28
TYSON FOODS INC
filed 2004-01-08
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment 1

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

EXPLANATORY NOTE

            In accordance with SEC Rule 12b-15, this Amendment No. 1 on Form 10-Q/A amends certain items of the Quarterly Report on Form 10-Q of Tyson Foods, Inc. (the "Company") for the fiscal quarter ended December 28, 2002 as filed with the Securities and Exchange Commission ("SEC") on February 3, 2003, and presents in its entirety the Form 10-Q, as amended.   These amended items do not restate the Company's consolidated financial statements previously filed in the Form 10-Q.  This Form 10-Q/A is in response to comments from the Staff of the SEC following their review of the Company's SEC filing.   This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.   Accordingly, this Form 10-Q/A should be read in conjunction with the Company's subsequent filings with the SEC.

            The changes reflected by this Form 10-Q/A are reclassifying "Intangible Assets" as a line item separate from "Other Assets" on the Consolidated Balance Sheets, revisions and supplemental disclosures to the Selling, General and Administrative expense disclosure and Prepared Foods segment disclosure in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," revisions and supplemental disclosures to Footnotes 2, 3, and 7 contained in the Financial Statements, and the addition of Exhibit 12.1 Calculation of Ratio of Earnings to Fixed Charges.  The Exhibit Index in Item 6 is also amended to reflect the inclusion of updated certifications of certain executive officers.

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

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share data)

	(Unaudited)

	December 28, 2002	September 28, 2002
Assets
Current Assets:
Cash and cash equivalents	$76	$51
Accounts receivable, net	1,257	1,101
Inventories	1,876	1,885
Other current assets	137	107

Total Current Assets	3,346	3,144
Net Property, Plant and Equipment	4,020	4,038
Goodwill	2,633	2,633
Intangible Assets	188	190
Other Assets	356	367

Total Assets	$10,543	$10,372

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$276	$254
Trade accounts payable	806	755
Other current liabilities	1,100	1,084

Total Current Liabilities	2,182	2,093
Long-Term Debt	3,797	3,733
Deferred Income Taxes	641	643
Other Liabilities	246	241
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: issued 267 million shares at December 28, 2002 and September 28, 2002	27	27
Class B-authorized 900 million shares: issued 102 million shares at December 28, 2002 and September 28, 2002	10	10
Capital in excess of par value	1,878	1,879
Retained earnings	2,123	2,097
Accumulated other comprehensive loss	(48)	(49)

	3,990	3,964
Less treasury stock, at cost- 18 million shares at December 28, 2002 and 16 million shares at September 28, 2002	279	265
Less unamortized deferred compensation	34	37

Total Shareholders' Equity	3,677	3,662

Total Liabilities and Shareholders' Equity	$10,543	$10,372

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

Note 2: OTHER CHARGES

In December 2002, the Company announced its decision to close two poultry operations as part of its ongoing plant rationalization efforts.  The poultry operations to be closed are located in Stilwell, Oklahoma and Jacksonville, Florida.  The Stilwell poultry processing facility employs approximately 400 people and currently produces deboned leg meat targeted primarily to international markets.  The Jacksonville poultry operation employs approximately 550 people and includes a hatchery, a feed mill, live production and a processing facility.  As a result of this decision, the Company recorded in the first quarter of fiscal 2003 and accrual of $47 million that includes $26 million of costs related to closing the plants and $21 million of estimated impairment charges for assets to be disposed of.  This amount is reflected in the chicken segment as a reduction of operating income and included in the consolidated statement of income in other charges.  The costs related to closing the plants include $17 million of estimated liabilities for the resolution of the Company's obligations under 89 grower contracts and $9 million of other related costs associated with the closing of the plants including plant clean-up costs and employee termination benefits.  Both the Jacksonville and Stilwell operations will cease operations by the end of January 2003, although the resolution of the Company's obligations under grower contracts and other related closing costs are expected to be completed by September 2003.  At December 28, 2002, approximately $2 million had been paid and charged against the accrual.

In the fourth quarter of fiscal 2002, the Company recorded a $26 million accrual for restructuring its live swine operations that consists $21 million of estimated liabilities for resolution of Company obligation under producer contracts and $5 million of other related costs associated with restructuring including lagoon and pit closure costs and employee termination benefits.  At December 28, 2002, the remaining accrual balance was $23 million as $2 million of obligations under grower contracts and $1 million of other related costs had been paid.  No material adjustments to the total accrual are anticipated at this time.

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

Condensed Consolidating Statement of Income (unaudited) for the three months ended December 28, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Sales	$1,977	$3,840	$(15)	$5,802
Cost of Sales	1,759	3,658	(15)	5,402

	218	182		400
Selling, General and Administrative	128	80		208
Other Charges	47	-		47

Operating Income	43	102		145
Interest and Other Expense	64	20		84

Income Before Income Taxes	(21)	82		61
Provision for Income Taxes	(8)	30		22

Net Income	$(13)	$52	$-	$39

Condensed Consolidating Statement of Income (unaudited) for the three months ended December 29, 2001

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Sales	$1,892	$3,981	$(8)	$5,865
Cost of Sales	1,621	3,742	(8)	5,355

	271	239		510
Selling, General and Administrative	131	106		237

Operating Income	140	133		273
Interest and Other Expense	58	21		79

Income Before Income Taxes	82	112		194
Provision for Income Taxes	25	42		67

Net Income	$57	$70	$-	$127

Condensed Consolidating Balance Sheet (unaudited) as of December 28, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$59	$17	$-	$76
Accounts receivable, net	953	690	(386)	1,257
Inventories	1,056	820		1,876
Other current assets	36	101		137

Total Current Assets	2,104	1,628	(386)	3,346
Net Property, Plant and Equipment	2,143	1,877		4,020
Goodwill	941	1,692		2,633
Intangible Assets	-	188		188
Other Assets	3,110	151	(2,905)	356

Total Assets	$8,298	$5,536	$(3,291)	$10,543

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$275	$1	$-	$276
Trade accounts payable	349	457		806
Other current liabilities	661	2,517	(2,078)	1,100

Total Current Liabilities	1,285	2,975	(2,078)	2,182
Long-Term Debt	3,225	572		3,797
Deferred Income Taxes	369	272		641
Other Liabilities	66	180		246
Shareholders' Equity	3,353	1,537	(1,213)	3,677

Total Liabilities and Shareholders' Equity	$8,298	$5,536	$(3,291)	$10,543

Condensed Consolidating Balance Sheet (unaudited) as of September 28, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$42	$9	$-	$51
Accounts receivable, net	896	610	(405)	1,101
Inventories	1,078	807		1,885
Other current assets	28	79		107

Total Current Assets	2,044	1,505	(405)	3,144
Net Property, Plant and Equipment	2,138	1,900		4,038
Goodwill	941	1,692		2,633
Intangible Assets	-	190		190
Other Assets	3,118	155	(2,906)	367

Total Assets	$8,241	$5,442	$(3,311)	$10,372

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$253	$1	$-	$254
Trade accounts payable	352	403		755
Other current liabilities	635	2,546	(2,097)	1,084

Total Current Liabilities	1,240	2,950	(2,097)	2,093
Long-Term Debt	3,160	573		3,733
Deferred Income Taxes	378	265		643
Other Liabilities	70	171		241
Shareholders' Equity	3,393	1,483	(1,214)	3,662

Total Liabilities and Shareholders' Equity	$8,241	$5,442	$(3,311)	$10,372

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended December 28, 2002

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$(13)	$52	$-	$39
Depreciation and amortization	72	44		116
Plant closing-related charges	45	-		45
Deferred income taxes and other	(23)	(8)		(31)
Net changes in working capital	(49)	(75)		(124)

Cash Provided by Operating Activities	32	13		45

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(79)	(21)		(100)
Proceeds from sale of assets	3	4		7
Net change in other assets and liabilities	1	10		11

Cash Used for Investing Activities	(75)	(7)		(82)

Cash Flows From Financing Activities:
Net change in debt	86	-		86
Purchase of treasury shares	(15)	-		(15)
Dividends and other	(15)	-		(15)

Cash Provided by Financing Activities	56	-		56

Effect of Exchange Rate Change on Cash	4	2		6

Increase in Cash and Cash Equivalents	17	8		25
Cash and Cash Equivalents at Beginning of Period	42	9		51

Cash and Cash Equivalents at End of Period	$59	$17	$-	$76

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended December 29, 2001

	(in millions)

	Tyson	IBP	Adjustments	Consolidated

Cash Flows From Operating Activities:
Net income	$57	$70	$-	$127
Net changes in working capital	246	(43)		203
Depreciation and amortization	70	47		117
Deferred income taxes and other	36	24		60

Cash Provided by Operating Activities	409	98		507

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(61)	(47)		(108)
Net change in investment in commercial paper	94	-		94
Net change in other assets and liabilities	(29)	6		(23)

Cash Provided by (Used for) Investing Activities	4	(41)		(37)

Cash Flows From Financing Activities:
Net change in debt	(391)	(37)		(428)
Purchase of treasury shares	(6)	-		(6)
Dividends and other	(9)	(4)		(13)

Cash Used for Financing Activities	(406)	(41)		(447)

Effect of Exchange Rate Change on Cash	(1)	-		(1)

Increase in Cash and Cash Equivalents	6	16		22
Cash and Cash Equivalents at Beginning of Period	47	23		70

Cash and Cash Equivalents at End of Period	$53	$39	$-	$92

Note 7:   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended

	December 28, 2002	December 29, 2001

Net income	$39	$127
Other comprehensive income (loss)
Currency translation adjustment	-	3
Unrealized loss on investments	-	(1)
Derivative unrealized gain	2	1
Derivative gain (loss) recognized in cost of sales	(1)	1

Total comprehensive income	$40	$131

Other comprehensive income for the three months ended December 28, 2002 is net of tax benefit (expense) of $(1.1) million for the Derivative unrealized gain and $.3 million for the Derivative loss recognized in cost of sales and for the three months ended December 29, 2001, is net of tax benefit (expense) of $.7 million for Unrealized loss on investments, $(.3) million for the Derivative unrealized gain and $(.4) million for the Derivative gain recognized in cost of sales.

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

Selling, general and administrative expenses decreased $29 million. As a percentage of sales, selling, general and administrative expenses decreased to 3.6% from 4.0%.  The decrease is primarily due to the expense reductions of approximately $10 million related to the sale of Specialty Brands in the fourth quarter of fiscal 2002, approximately $6 million associated with the ongoing integration of Tyson and IBP, inc. (IBP) corporate functions and approximately $5 million decrease in litigation costs.

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

Prepared Foods segment first quarter sales decreased $152 million or 18.1% from the same period last year with a 10.6% decrease in average sales prices and an 8.4% decrease in volume. Sales declined primarily due to the sale of the Company's Specialty Brands, Inc. subsidiary, which accounted for $58 million in sales last year, and the effect of lower raw material costs on pricing. Segment operating income decreased $2 million.

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

(b) Reports on Form 8-K:

None

EXHIBIT INDEX

The following exhibit is filed with this report.

Exhibit No.	Exhibit Description	Page
12.1	Calculation of Ratio of Earnings to Fixed Charges	32

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002	33

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002	34

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	35

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: January 7, 2004	/s/ Steven Hankins
Steven Hankins
Executive Vice President and
Chief Financial Officer

Date: January 7, 2004	/s/ Rodney S. Pless
Rodney S. Pless
Senior Vice President, Controller and
Chief Accounting Officer