Form 10-Q/A
period 2003-03-29
TYSON FOODS INC
filed 2004-01-08
CIK 100493

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

EXPLANATORY NOTE

            In accordance with SEC Rule 12b-15, this Amendment No. 1 on Form 10-Q/A amends certain items of the Quarterly Report on Form 10-Q of Tyson Foods, Inc. (the "Company") for the fiscal quarter ended March 29, 2003 as filed with the Securities and Exchange Commission ("SEC") on May 13, 2003, and presents in its entirety the Form 10-Q, as amended.   These amended items do not restate the Company's consolidated financial statements previously filed in the Form 10-Q.  This Form 10-Q/A is in response to comments from the Staff of the SEC following their review of the Company's SEC filing.   This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.   Accordingly, this Form 10-Q/A should be read in conjunction with the Company's subsequent filings with the SEC.

            The changes reflected by this Form 10-Q/A are revisions and supplemental disclosures to the Selling, General and Administrative expense disclosure and Prepared Foods segment disclosure in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and revisions and supplemental disclosures to Footnotes 2, 3, and 9 contained in the Financial Statements.  The Exhibit Index in Item 6 is also amended to reflect the inclusion of updated certifications of certain executive officers.

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

Note 2:  OTHER CHARGES

In the first quarter of fiscal 2003, the Company recorded a $47 million accrual of costs related to the closing of its Stilwell, Oklahoma and Jacksonville, Florida plants that includes $26 million of costs related to closing the plants and $21 million of estimated impairment charges for assets to be disposed of.  The costs related to closing the plants include $17 million for estimated liabilities for the resolution of the Company's obligation under 89 grower contracts, and $9 million of other related costs associated with the closing closing of the plants including plant clean-up costs and employee termination benefits.  The costs are reflected in the chicken segment as a reduction of operating income and included in the consolidated statements of a reduction of operating income and included in the consolidated statements of income in other charges.  At March 29, 2003, the remaining accrual balance for closing the two poultry operations was $22 million as $14 million of obligations under grower contracts and $11 million of other closing costs had been paid.  No material adjustments to the total accrual are anticipated at this time.

In the fourth quarter of fiscal 2002, the Company recorded a $26 million accrual for restructuring its live swine operations that consists of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with restructuring including lagoon and pit closure costs and employee termination benefits.  At March 29, 2003, the remaining accrual balance was $18 million as $6 million of obligations under grower contracts and $2 million of other related costs had been paid.  No material adjustments to the total accrual are anticipated at this time.

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

Note 9:   CONTINGENCIES

Listed below are certain claims made against the Company and its subsidiaries.  In the Company's opinion, it has made appropriate and adequate reserves and accruals where necessary and the Company believes the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain and if accruals and reserves are not adequate, an adverse outcome could have a material effect on the financial condition or results of operations of the Company.  The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

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

Selling, general and administrative expenses decreased $21 million.  As a percentage of sales, selling, general and administrative expenses decreased to 3.4% from 3.7%.  The decrease is primarily due to the expense reductions of approximately $12 million related to the sale of Specialty Brands in the fourth quarter of fiscal 2002, approximately $2 million associated with the ongoing integration of Tyson and IBP, inc. (IBP) corporate functions and approximately $7 million in litigation costs primarily resulting from the reversal of approximately $10 million of certain legal accruals with are no longer required due to cases being closed during the quarter.  The decreases in selling, general and administrative expenses were partially offset by increased professional fees of approximately $10 million primarily related to the Company's ongoing integration and strategic initiatives.

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

Prepared foods segment second quarter sales decreased $114 million or 15.7% from the same period last year with a 4.6% decrease in average sales prices and an 11.6% decrease in volume, or a 4.5% decrease, excluding Specialty Brands prior year volume.  Sales declined primarily due to the sale of Specialty Brands, which accounted for $60 million in sales for the second quarter last year, and the effect of lower raw material costs on pricing.  Additionally, sales were impacted by softened customer demand from foodservice restaurants.  Segment operating income decreased $28 million from the same period last year.

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

Selling, general and administrative expenses decreased $50 million.  As a percentage of sales, selling, general and administrative expenses decreased to 3.5% from 3.9%.   The decrease is primarily due to the expense reductions of approximately $22 million related to the sale of Specialty Brands in the fourth quarter of fiscal 2002, approximately $8 million associated with the ongoing integration of Tyson and IBP corporate functions and approximately $12 million in litigation costs primarily resulting from the reversal of approximately $10 million of certain legal accruals with are no longer required due to cases being closed during the quarter.  The decreases in selling, general and administrative expenses were partially offset by increased professional fees of approximately $10 million primarily related to the Company's ongoing integration and strategic initiatives.

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

Prepared foods six months sales decreased $266 million or 17.0% from the same period last year, with a 7.8% decrease in average sales prices and a 10.0% decrease in volume, or a 3.3% decrease, excluding Specialty Brands prior year volume.  Sales declined primarily due to the sale of Specialty Brands, which accounted for $119 million in sales last year, and the effect of lower raw material costs on pricing.  Additionally, sales were impacted by softened customer demand from foodservice restaurants.  Segment operating income decreased $31 million from the same period last year.

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
12.1

Calculation of Ratio of Earnings to Fixed Charges (previously filed as Exhibit 12.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2003, Commission File No. 0-3400, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002	38

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002	39

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	40

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	41

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