Form 10-Q/A
period 2003-06-28
TYSON FOODS INC
filed 2004-01-08
CIK 100493

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

EXPLANATORY NOTE

            In accordance with SEC Rule 12b-15, this Amendment No. 1 on Form 10-Q/A amends certain items of the Quarterly Report on Form 10-Q of Tyson Foods, Inc. (the "Company") for the fiscal quarter ended June 28, 2003 as filed with the Securities and Exchange Commission ("SEC") on August 12, 2003, and presents in its entirety the Form 10-Q, as amended.   These amended items do not restate the Company's consolidated financial statements previously filed in the Form 10-Q.  This Form 10-Q/A is in response to comments from the Staff of the SEC following their review of the Company's SEC filing.   This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.   Accordingly, this Form 10-Q/A should be read in conjunction with the Company's subsequent filings with the SEC.

            The changes reflected by this Form 10-Q/A are revisions and supplemental disclosures to the Selling, General and Administrative expense disclosure and Prepared Foods segment disclosure in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and supplemental disclosures to Footnote 8 contained in the Financial Statements.  The Exhibit Index in Item 6 is also amended to reflect the inclusion of updated certifications of certain executive officers.

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

In the first quarter of fiscal 2003, the Company recorded a $47 million accrual of costs related to the closing of its Stilwell, Oklahoma and Jacksonville, Florida plants that includes $26 million of costs related to closing the plants and $21 million of estimated impairment charges for assets to be disposed of.  The costs related to closing the plants include $17 million for estimated liabilities for the resolution of the Company's obligations under 89 grower contracts, and $9 million of other related costs associated with the closing of the plants including plant clean-up costs and employee termination benefits. The costs are reflected in the chicken segment as a reduction of operating income and included in the consolidated statements of income in other charges.  At June 28, 2003, the remaining accrual balance for closing the two poultry operations was $19 million as $15 million of obligations under grower contracts and $13 million of other closing costs had been paid. No material adjustments to the total accrual are anticipated at this time.

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

Selling, general and administrative expenses increased slightly.  As a percentage of sales, selling, general and administrative expenses decreased to 3.4% from 3.7%.  Certain selling, general and administrative expense decreases were realized during the quarter, primarily the expense reductions of approximately $11 million related to the sale of Specialty Brands in the fourth quarter of fiscal 2002, approximately $3 million associated with the ongoing integration of Tyson and IBP, inc. (IBP) corporate functions, approximately $2 million in litigation costs and approximately $7 million due to favorable investment returns on Company owned life insurance.  The decreases in selling, general and administrative expenses were partially offset by increased professional fees of approximately $14 million primarily related to the Company's ongoing integration and strategic initiatives and increased sales promotions and marketing costs of approximately $10 million primarily due to the introduction  and rollout of several new products.

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

28

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

Selling, general and administrative expenses decreased $49 million.  As a percentage of sales, selling, general and administrative expenses decreased from 3.8% to 3.5%.  The decrease is primarily due to the expense reductions of approximately $33 million related to the sale of Specialty Brands in the fourth quarter of fiscal 2002, approximately $11 million associated with the ongoing integration of Tyson and IBP corporate functions, approximately $14 million in litigation costs primarily resulting from the reversal of approximately $10 million of certain legal accruals in the 2nd quarter of 2003 which are no longer required due to cases being closed during the quarter and $13 million due to favorable investment returns on Company owned life insurance.  The decreases in selling, general and administrative expenses were partially offset by increased professional fees of approximately $24 million primarily related to the Company's ongoing integration and strategic initiatives and increased sales promotions and marketing costs of approximately $28 million primarily due to the introduction and rollout of several new products.

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

Prepared foods nine months sales decreased $374 million or 16.0% from the same period last year, with a 6.8% decrease in average sales prices and a 9.9% decrease in volume, or a 2.9% decrease excluding Specialty Brands prior year volume.  Sales declined primarily due to the sale of Specialty Brands, which accounted for $179 million in sales last year.  Segment operating income decreased $73 million from the same period last year resulting primarily from the increases during the year in raw material prices and due to the declines in volume.  Additionally operating income was affected by the work stoppage at our Jefferson facility and increased costs related to the roll out of new products this year.

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

10.3

Amendment, dated as of June 11, 2003, to the Company's Five-Year Credit Agreement, dated as of September 24, 2001, by and among the Company, as borrower, the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Capital Corporation (now know as Merrill Lynch Bank USA), as Syndication Agent, SunTrust Bank, as Documentation Agent, Rabobank International (now known as Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank International", New York Branch) and Mizuho Financial Group (now known as Mizuho Corporate Bank, LTD), as Co-Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent Company (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003, Commission File No. 0-3400, and incorporated herein by reference).

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
Chief Accounting Officer 37