Form 10-K/A
period 2003-09-27
TYSON FOODS INC
filed 2004-01-08
CIK 100493

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

Page 1 of 69 Pages
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

        Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement.

        Equity Compensation Plan Information

        The information set forth under the caption "Equity Compensation Plan Information" in the Proxy Statement

         Item 13. Certain Relationships and Related Transactions

        The information set forth under the caption "Certain Transactions" in the Proxy Statement.

        Item 14. Principle Accounting Fees and Services

         The information set forth under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees" and  "All Other Fees" in the Proxy Statement.

EXPLANATORY NOTE

            In accordance with SEC Rule 12b-15, this Amendment No. 1 on Form 10-K/A amends certain items of the Annual Report on Form 10-K of Tyson Foods, Inc. (the "Company") for the fiscal year ended September 27, 2003 as filed with the Securities and Exchange Commission on December 16, 2003 (the "Annual Report") and presents in its entirety the Annual Report, as amended.   These amended items do not restate the Company's consolidated financial statements previously filed in the Annual Report.  This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report or modify or update those disclosures affected by subsequent events

            The changes reflected by this Form 10-K/A are to revise the references to the definitive Proxy statement in Items 12 and 13 of Part III, and to revise disclosures in Footnotes 1 and 14 contained in the Financial Statements under Item 8.  The Exhibit Index in Item 15 is also amended to reflect the inclusion of updated certifications of certain executive officers and an updated consent letter from Ernst & Young LLP.

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

Certain officers and directors are engaged in chicken and swine growout operations with the Company whereby these individuals purchase animals, feed, housing and other items to raise the animals to market weight. The total value of these transactions, which were discontinued during fiscal 2003, amounted to $11 million in fiscal years 2003, 2002 and 2001.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement, which information is incorporated herein by reference.

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

ITEM 14. PRINCIPLE ACCOUNTING FEES AND SERVICES

See the information included under the captions "Audit Fees," Audit-Related Fees," "Tax Fees" and  "All Other Fees" in the Proxy Statement, which information is incorporated herein by reference.

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

10.7	Amendment No. 3, dated as of August 15, 2003, to the Company's Amended and Restated Receivables Transfer Agreement dated as of August 16, 2002, as originally dated October 17, 2001, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission file No. 0-3400, and incorporated herein by reference).
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

10.19

Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between John Tyson and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission file No. 0-3400, and incorporated herein by reference).

10.20

Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between Richard L. Bond and the Company (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission file No. 0-3400, and incorporated herein by reference).

10.21

Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between Greg Lee and the Company (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission file No. 0-3400, and incorporated herein by reference).

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

12.1

Calculation of Ratio of Earnings to Fixed Charges (previously filed as Exhibit 12.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission file No. 0-3400, and incorporated herein by reference).

65
21

Subsidiaries of the Company (previously filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission file No. 0-3400, and incorporated herein by reference).

23	Consent of Ernst & Young, LLP	70
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.	71
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.	72
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	73
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	74

SIGNATURES

        Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Steven Hankins Steven Hankins Executive Vice President and Chief Financial Officer	January 7, 2004

INANCIAL STATEMENT SCHEDULE
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
(2) Includes $14 million reserve due to IBP acquisition

Exhibit pages 70 through 74 are not included; however, copies of these pages may be obtained for a fee to cover administrative costs by request to the corporate office.