Form 10-Q
period 2003-12-27
TYSON FOODS INC
filed 2004-02-09
CIK 100493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]  No [  ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of  December 27, 2003.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value	250,944,943
Class B Common Stock, $0.10 Par Value	101,634,548

TYSON FOODS, INC.
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 27, 2003	December 28, 2002
Sales	$6,505	$5,802
Cost of Sales	6,111	5,402
	394	400
Selling, General and Administrative	208	208
Other Charges	25	47

Operating Income	161	145
Other Expense:
Interest	69	79
Other	3	5
	72	84

Income Before Income Taxes	89	61
Provision for Income Taxes	32	22
Net Income	$57	$39

Weighted Average Shares Outstanding:
Basic	345	347
Diluted	356	354
Earnings Per Share:
Basic	$0.17	$0.11
Diluted	$0.16	$0.11

Cash Dividends Per Share:
Class A	$0.040	$0.040
Class B	$0.036	$0.036

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share data)

	(Unaudited)
	December 27, 2003	September 27, 2003
Assets
Current Assets:
Cash and cash equivalents	$40	$25
Accounts receivable, net	1,266	1,280
Inventories	1,977	1,994
Other current assets	97	72
Total Current Assets	3,380	3,371
Net Property, Plant and Equipment	4,051	4,039
Goodwill	2,561	2,652
Intangible Assets	180	182
Other Assets	247	242
Total Assets	$10,419	$10,486

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$408	$490
Trade accounts payable	991	838
Other current liabilities	1,024	1,147
Total Current Liabilities	2,423	2,475
Long-Term Debt	3,082	3,114
Deferred Income Taxes	676	722
Other Liabilities	225	221
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: issued 267 million shares at December 27, 2003 and September 27, 2003	27	27
Class B-authorized 900 million shares: issued 102 million shares at December 27, 2003 and September 27, 2003	10	10
Capital in excess of par value	1,860	1,861
Retained earnings	2,423	2,380
Accumulated other comprehensive loss	-	(15)
	4,320	4,263
Less treasury stock, at cost- 16 million shares at December 27, 2003 and September 27, 2003	253	252
Less unamortized deferred compensation	54	57
Total Shareholders' Equity	4,013	3,954
Total Liabilities and Shareholders' Equity	$10,419	$10,486

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 27, 2003	December 28, 2002
Cash Flows From Operating Activities:
Net income	$57	$39
Depreciation and amortization	119	116
Plant closing-related charges	22	45
Deferred income taxes and other	(65)	(31)
Net changes in working capital	128	(124)
Cash Provided by Operating Activities	261	45

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(124)	(100)
Proceeds from sale of assets	3	7
Net change in other assets and liabilities	2	11
Cash Used for Investing Activities	(119)	(82)

Cash Flows From Financing Activities:
Net change in debt	(114)	86
Purchase of treasury shares	(9)	(15)
Dividends and other	(7)	(15)
Cash Provided by (Used for) Financing Activities	(130)	56
Effect of Exchange Rate Change on Cash	3	6

Increase in Cash and Cash Equivalents	15	25
Cash and Cash Equivalents at Beginning of Period	25	51
Cash and Cash Equivalents at End of Period	$40	$76

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1:   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the Company), and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Although the management of the Company believes that the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the fiscal year ended September 27, 2003.  The preparation of consolidated condensed financial statements requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management believes the accompanying consolidated condensed financial statements contain all adjustments, including normal recurring accruals, adjustments related to plant closings as disclosed in note 2 and bovine spongiform encephalopathy (BSE) related charges as disclosed in note 3, necessary to present fairly the financial position as of December 27, 2003, and the results of operations and cash flows for the three months ended December 27, 2003 and December 28, 2002.  The results of operations and cash flows for the three months ended December 27, 2003 and December 28, 2002 are not necessarily indicative of the results to be expected for the full year.

STOCK OPTIONS

On December 29, 2002, the Company adopted Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148).  SFAS 148, which amended FASB Statement No. 123, "Accounting for Stock-Based Compensation," does not require use of the fair value method of accounting for stock-based employee compensation.  The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans.  Accordingly, no compensation expense was recognized for its stock option plans.  Had compensation cost for the employee stock option plans been determined based on the fair value method of accounting for the Company's stock option plans, the tax-affected impact would be as follows (in millions, except per data):

	Three Months Ended
	December 27, 2003	December 28, 2002
Net income as reported	$57	$39
Stock-based employee compensation expense included in net income, net of tax	4	4
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5)	(5)
Pro forma net income	$56	$38
Earnings per share
As reported
Basic	$0.17	$0.11
Diluted	0.16	0.11
Pro forma
Basic	0.16	0.11
Diluted	$0.16	$0.11

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132).  The revision of SFAS No. 132 requires expanded disclosures for defined benefit plans.  The standard's revisions are effective for fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003.  The Company has substantially completed the process of evaluating the standard's requirements and believes it will not have a material impact on its consolidated financial statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed.  The Act allows a possible subsidy to retirement health plan sponsors to help offset the costs of participant prescription drug benefits.  In January 2004, the FASB issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Act" (the Position).  The Position is effective for interim or annual periods ending after December 7, 2003.  The Position allows plan sponsors to recognize or defer recognizing the effects of the Act in its financial statements.  Specific accounting guidance for this federal subsidy is pending and when issued could require the Company to change previously reported information.  The Company's accumulated postretirement benefit obligation and net periodic pension cost do not reflect the effects of this Act.  The Company has elected to defer accounting for the Act and has estimated any future effect on its consolidated financial statements will not be material.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the Interpretation).  The Interpretation requires the consolidation of variable interest entities (VIE) in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.  In December 2003, the FASB issued a revision of the Interpretation (the Revised Interpretation 46).  Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation's provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes  a variable interest.  Under the new guidance, application of the Revised Interpretation 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003, and for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004.  The Company has no unconsolidated special-purpose entities and has substantially completed the process of evaluating the Revised Interpretation 46 for all other types of variable interest entities and believes its adoption in the second quarter of fiscal 2004 will not have a material impact on its financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods to conform to current presentations.

Note 2:  OTHER CHARGES

In December 2003, the Company announced its decision to close its Manchester, New Hampshire, and Augusta, Maine, Prepared Foods operations to further improve long-term manufacturing efficiencies.  The Manchester operation employs approximately 550 people and primarily produces sandwich meat for foodservice customers.  The Augusta facility employs approximately 170 people and produces hot dogs, sausages, boneless hams and deli turkey products.  As a result of this decision, the Company is anticipating total costs of $26 million that includes $6 million of costs related to closing the plants and $20 million of estimated impairment charges for assets to be disposed.  The costs related to closing the plants include $2 million of employee termination benefits and $4 million of other plant closing related costs.  The Company is accounting for the closing of the Manchester and Augusta operations in accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146) and Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).  The Company recorded in the first quarter of fiscal 2004 costs of $21 million that includes $1 million of employee termination benefits and $20 million of estimated impairment charges for assets to be disposed.  This amount is reflected in the Prepared Foods segment as a reduction of operating income and included in the consolidated statements of income in other charges.  The Manchester and Augusta locations will cease operations by March 1, 2004.  At December 27, 2003, no amounts had been paid and charged against the accrual.  The Company anticipates recording additional costs of approximately $5 million in the second quarter of fiscal 2004 related to closing the plants.

In April 2003, the Company announced its decision to close its Berlin, Maryland, poultry operation as part of its ongoing plant rationalization efforts.  The Berlin poultry operation employed approximately 650 people and included a hatchery, a feed mill, live production and a processing facility.  The facility ceased processing chickens November 12, 2003.  As a result of this decision, the Company has recorded total costs of $29 million ($4 million in the first quarter of fiscal 2004 and $25 million in fiscal 2003) that include $14 million related to closing the plant and $15 million of estimated impairment charges for assets to be disposed.  This amount is reflected in the Chicken segment as a reduction of operating income and included in the consolidated statements of income in other charges. The costs related to closing the plant include $9 million for estimated liabilities for the resolution of the Company's obligations under 209 grower contracts, and $5 million of other related costs associated with the closing of the operation including plant clean-up costs and employee termination benefits.  The Company is accounting for the closing of the Berlin operation in accordance with SFAS No. 146 and SFAS No. 144.  At December 27, 2003, the accrual balance was $18 million, as $6 million of obligations under grower contracts and $3 million of other closing costs had been paid, and losses related to the disposal of assets of $2 million were realized.  No material adjustments to the total accrual are anticipated at this time.

In the first quarter of fiscal 2003, the Company recorded $47 million of costs related to the closing of its Stilwell, Oklahoma, and Jacksonville, Florida, plants that includes $26 million of costs related to closing the plants and $21 million of estimated impairment charges for assets to be disposed.  The costs related to closing the plants include $17 million for estimated liabilities for the resolution of the Company's obligations under grower contracts, and $9 million of other related costs associated with the closing of the plants including plant clean-up costs and employee termination benefits. The Company is accounting for the closing of the Stilwell, Oklahoma and Jacksonville, Florida operations in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (EITF 94-3) and SFAS No. 144.  The costs are reflected in the Chicken segment as a reduction of operating income and included in the consolidated statements of income in other charges.  At December 27, 2003, the remaining accrual balance for closing the two poultry operations was $2 million, as $16 million of obligations under grower contracts and $12 million of other closing costs had been paid, and losses related to the disposal of assets of $17 million were realized. No material adjustments to the total accrual are anticipated at this time.

In the fourth quarter of fiscal 2002, the Company recorded $26 million of costs related to the restructuring its live swine operations that consists of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring, including lagoon and pit closure costs and employee termination benefits.  At December 27, 2003, the remaining accrual balance was $15 million, as $6 million of obligations under grower contracts and $5 million of other related costs had been paid.  The Company is accounting for the restructuring of its live swine operations in accordance with EITF 94-3 and Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", thus the total accrual of $26 million was recorded in the fourth quarter of fiscal year 2002 and there was no effect on the Company's results of operations in fiscal years 2004 and 2003.  No material adjustments to the total accrual are anticipated at this time.

Note 3:    BSE RELATED CHARGES

On December 23, 2003, the United States Department of Agriculture (USDA) announced that a single case of BSE had been diagnosed in a Washington State dairy cow.  The effect on the Company's Beef segment caused by that announcement along with the decision of various countries to restrict imports of U.S. beef products resulted in the Company recording BSE related pretax charges of approximately $61 million in the first quarter of 2004.  These charges were included in costs of sales and primarily relate to finished product inventory destined for international markets, whether in-transit, located at the shipping ports, or located within domestic storage, live cattle inventory and open futures positions.

Finished product inventory was valued based on the Company's judgment of estimated net realizable value for the product.  This judgment took into account a number of factors including subsequent sales of product, alternate markets for products, import restrictions by certain countries, and recent and anticipated future market demand.  The Company's judgment is based on its evaluation of facts at time of filing this report.  However, due to the large degree of uncertainty surrounding the BSE situation, actual net realizable value for the finished product inventory could vary significantly from the Company's estimates.  The Company estimates the additional potential loss related to finished inventory on hand at December 27, 2003, to be in the range of zero to $30 million pretax dollars: however, due to the uncertainty described above, the probability of such additional loss is presently undeterminable.

Note 4:   INVENTORIES

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

	December 27, 2003	September 27, 2003
Processed products	$1,110	$1,167
Livestock	570	532
Supplies and other	297	295
Total inventory	$1,977	$1,994

Note 5:   PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	December 27, 2003	September 27, 2003
Land	$115	$113
Buildings and leasehold improvements	2,326	2,293
Machinery and equipment	3,874	3,886
Land improvements and other	190	184
Buildings and equipment under construction	240	177
	6,745	6,653
Less accumulated depreciation	2,694	2,614
Net property, plant and equipment	$4,051	$4,039

Note 6:   OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	December 27, 2003	September 27, 2003
Accrued salaries, wages and benefits	$234	$263
Self insurance reserves	243	243
Income taxes payable	148	244
Property and other taxes	51	52
Other	348	345
Total other current liabilities	$1,024	$1,147

Note 7:   LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	December 27, 2003	September 27, 2003

Commercial paper (1.30% effective rate at 12/27/03 and 1.38% effective rate at 9/27/03)	2004	$5	$32
Revolving Credit Facilities	2004, 2005, 2006	-	-
Senior notes and Notes (rates ranging from 6.13% to 8.25%)	2004-2028	3,259	3,316
Accounts Receivable Securitization	2004, 2005	-	-
Institutional notes (10.84% effective rate at 12/27/03 and 9/27/03)	2004-2006	30	40
Leveraged equipment loans (rates ranging from 4.67% to 5.99%)	2005-2008	105	111
Other	Various	91	105
Total debt		3,490	3,604
Less current debt		408	490
Total long-term debt		$3,082	$3,114

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company was in compliance with these covenants at December 27, 2003.

The Company has unsecured revolving credit facilities totaling $1 billion that support the Company's commercial paper program, letters of credit and other short-term funding needs.  These facilities consist of $200 million that expire in June 2004, $300 million that expire in June 2005 and $500 million that expire in September 2006.  At December 27, 2003, and September 27, 2003, there were no amounts drawn under the revolving credit facilities.

The Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consists of $375 million expiring in August 2004 and $375 million expiring in August 2005.  The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers.  Under this agreement, substantially all of the Company's accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company.  TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC's equity holder.  At December 27, 2003, and September 27, 2003, there were no amounts drawn under the receivables purchase agreement.

The Company guarantees debt of outside third parties, which involve letters of credit, a lease and grower loans, all of which are substantially collateralized by the underlying assets.  Terms of the underlying debt range from one to 12 years and the maximum potential amount of future payments as of December 27, 2003, was $66 million.  The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to six years.  The maximum potential amount of the residual value guarantees is approximately $110 million, of which, approximately $28 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets.  The likelihood of payments under these guarantees is not considered to be probable.  At December 27, 2003, no liabilities for guarantees have been recorded.

The Company has fully and unconditionally guaranteed $498 million of senior notes issued by Tyson Fresh Meats, Inc. (TFM; formerly known as IBP, inc.), a wholly-owned subsidiary of the Company.

The following condensed consolidating financial information is provided for the Company, as guarantor, and for TFM, as issuer, as an alternative to providing separate financial statements for the issuer.

Condensed Consolidating Statement of Income (unaudited) for the three months ended December 27, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$2,124	$4,385	$(4)	$6,505
Cost of Sales	1,848	4,267	(4)	6,111
	276	118	-	394
Selling, General and Administrative	134	74		208
Other Charges	4	21		25
Operating Income	138	23		161
Interest and Other Expense	58	14		72
Income Before Income Taxes	80	9		89
Provision for Income Taxes	28	4		32
Net Income	$52	$5	$-	$57

Condensed Consolidating Statement of Income (unaudited) for the three months ended December 28, 2002

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$1,977	$3,840	$(15)	$5,802
Cost of Sales	1,759	3,658	(15)	5,402
	218	182	-	400
Selling, General and Administrative	128	80		208
Other Charges	47	-		47
Operating Income	43	102		145
Interest and Other Expense	64	20		84
Income (Loss) Before Income Taxes	(21)	82		61
Provision for Income Taxes	(8)	30		22
Net Income	$(13)	$52	$-	$39

Condensed Consolidating Balance Sheet (unaudited) as of December 27, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$20	$20	$-	$40
Accounts receivable, net	657	670	(61)	1,266
Inventories	1,040	937		1,977
Other current assets	53	44		97
Total Current Assets	1,770	1,671	(61)	3,380
Net Property, Plant and Equipment	2,259	1,792		4,051
Goodwill	959	1,602		2,561
Intangible Assets	-	180		180
Other Assets	3,041	112	(2,906)	247
Total Assets	$8,029	$5,357	$(2,967)	$10,419

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$405	$3	$-	$408
Trade accounts payable	420	571		991
Other current liabilities	710	2,067	(1,753)	1,024
Total Current Liabilities	1,535	2,641	(1,753)	2,423
Long-Term Debt	2,559	523		3,082
Deferred Income Taxes	440	236		676
Other Liabilities	51	174		225
Shareholders' Equity	3,444	1,783	(1,214)	4,013
Total Liabilities and Shareholders' Equity	$8,029	$5,357	$(2,967)	$10,419

Condensed Consolidating Balance Sheet (unaudited) as of September 27, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$15	$10	$-	$25
Accounts receivable, net	699	747	(166)	1,280
Inventories	1,049	945		1,994
Other current assets	40	32		72
Total Current Assets	1,803	1,734	(166)	3,371
Net Property, Plant and Equipment	2,222	1,817		4,039
Goodwill	960	1,692		2,652
Intangible Assets	-	182		182
Other Assets	3,045	103	(2,906)	242
Total Assets	$8,030	$5,528	$(3,072)	$10,486

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$487	$3	$-	$490
Trade accounts payable	401	437		838
Other current liabilities	611	2,394	(1,858)	1,147
Total Current Liabilities	1,499	2,834	(1,858)	2,475
Long-Term Debt	2,590	524		3,114
Deferred Income Taxes	486	236		722
Other Liabilities	55	166		221
Shareholders' Equity	3,400	1,768	(1,214)	3,954
Total Liabilities and Shareholders' Equity	$8,030	$5,528	$(3,072)	$10,486

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended December 27, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$52	$5	$-	$57
Depreciation and amortization	71	48		119
Plant closing-related charges	22	-		22
Deferred income taxes and other	(41)	(24)		(65)
Net changes in working capital	133	(5)		128
Cash Provided by Operating Activities	237	24		261
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(106)	(18)		(124)
Proceeds from sale of assets	3	-		3
Net change in other assets and liabilities	(2)	4		2
Cash Used for Investing Activities	(105)	(14)		(119)
Cash Flows From Financing Activities:
Net change in debt	(113)	(1)		(114)
Purchase of treasury shares	(9)	-		(9)
Dividends and other	(7)	-		(7)
Cash Used for Financing Activities	(129)	(1)		(130)
Effect of Exchange Rate Change on Cash	2	1		3
Increase in Cash and Cash Equivalents	5	10		15
Cash and Cash Equivalents at Beginning of Period	15	10		25
Cash and Cash Equivalents at End of Period	$20	$20	$-	$40

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended December 28, 2002

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(13)	$52	$-	$39
Depreciation and amortization	72	44		116
Plant-closing related charges	45	-		45
Deferred income taxes and other	(23)	(8)		(31)
Net changes in working capital	(49)	(75)		(124)
Cash Provided by Operating Activities	32	13		45
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(79)	(21)		(100)
Proceeds from sale of assets	3	4		7
Net change in other assets and liabilities	1	10		11
Cash Used for Investing Activities	(75)	(7)		(82)
Cash Flows From Financing Activities:
Net change in debt	86	-		86
Purchase of treasury shares	(15)	-		(15)
Dividends and other	(15)	-		(15)
Cash Provided by Financing Activities	56	-		56
Effect of Exchange Rate Change on Cash	4	2		6
Increase in Cash and Cash Equivalents	17	8		25
Cash and Cash Equivalents at Beginning of Period	42	9		51
Cash and Cash Equivalents at End of Period	$59	$17	$-	$76

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

Wage and Hour/ Labor Matters   In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues.  As part of this investigation, the DOL inspected 14 of the Company's processing facilities.  On May 9, 2002, the Secretary of Labor filed a civil complaint against the Company in the U.S. District Court for the Northern District of Alabama.  The complaint alleges that the Company violated the overtime provisions of the federal Fair Labor Standards Act (FLSA) at the Company's chicken-processing facility in Blountsville, Alabama.  The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor has indicated in discovery that the case seeks to require the Company to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods.  The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the Complaint, an additional amount in unspecified liquidated damages, and an injunction against future violations at that facility and all other chicken processing facilities operated by the Company.  The parties are in the process of concluding discovery.  Trial is scheduled to commence on May 4, 2004, although the Company anticipates that this date will be postponed by the Court based upon the Secretary of Labor's motion to extend certain case deadlines.

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox v. Tyson) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the FLSA.  The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs.  At filing, 159 current and/or former employees consented to join the lawsuit and, to date, approximately 5,100 consents have been filed with the court. Plaintiff's motion for conditional collective treatment and court-supervised notice to additional putative class members is pending following a March 6, 2000 hearing to consider the motion.  Discovery in this case is largely completed.  No trial date has been set.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox v. Tyson in that the employees claim violations of the FLSA for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law.  Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. Currently, there are approximately 500 additional current or former employees who have filed consents to join the lawsuit. The court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities.  On July 17, 2002, the court granted the plaintiffs' motion to certify the state law claims.  On September 23, 2002, the Third Circuit Court of Appeals agreed to hear the Company's petition to review the court's decision to certify the state law claims.   On September 8, 2003, the Court of Appeals reversed the district court's certification of a class under the Pennsylvania Wage Payment & Collection Law, ruling that those claims could not be pursued in federal court.  The appellate court further ruled that the Company must reissue notice of their potential FLSA claims to approximately 1,500 employees who did not previously receive notice.  The Court of Appeals remanded the matter to the district court to proceed accordingly on September 30, 2003. There have been no further proceedings in the district court to date.

Substantially similar suits have been filed against several other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v. Tyson and the other lawsuits.

On November 5, 2001, a lawsuit entitled Maria Chavez, et al. vs. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. (Chavez). was filed in the U.S. District Court for the Eastern District of Washington against TFM and the Company by several employees of TFM's Pasco, Washington, beef slaughter and processing facility alleging various violations of the FLSA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The Chavez lawsuit alleges TFM and/or the Company required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege that similar prior litigation entitled Alvarez, et al. vs. IBP (Alvarez), which resulted in a $3.1 million final judgment against TFM, supports a claim of collateral estoppel and/or is res judicata as to the issues raised in this new litigation.  Plaintiffs are seeking reimbursement for an unspecified amount of damages, exemplary damages, liquidated damages, prejudgment interest, attorney fees and costs.  TFM filed a timely Notice of Appeal in Alvarez and plaintiffs filed a timely notice of Cross-Appeal.  On August 5, 2003, the Ninth Circuit Court of Appeals affirmed the lower court's decision in part and reversed the lower court's decision in part, and remanded the case to the lower court for recalculation of damages.  If the ruling of the Ninth Circuit Court of Appeals is upheld in its entirety, TFM will have additional exposure in Alvarez of approximately $5 million.  TFM filed a petition for rehearing by the panel of the Ninth Circuit Court of Appeals that heard Alvarez or, in the alternative, a rehearing en banc, which was denied on December 2, 2003.  It also filed a petition to certify state law claims to the Washington Supreme Court which was denied on September 23, 2003.  On December 5, 2003, TFM filed a Petition to Stay the Mandate indicating that it will be filing a Petition for a Certiorari with the U.S. Supreme Court seeking the Court's review of the Ninth Circuit's adverse opinion.  A Stay of the Mandate was ordered by the Ninth Circuit on December 10, 2003.  Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but the U.S. District Court for the Eastern District of Washington granted plaintiff's motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23 and notice has been sent to potential state law claim class members.  The state-law class is now closed and contains approximately 3,900 class members, including approximately 1,200 on the federal claim.  A trial date of September 7, 2004 in Chavez has been set by the court.

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, Inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee.  Ten current and former hourly employees of TFM's case-ready facility in Goodlettsville, Tennessee filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming that the defendants have violated the overtime provisions of the FLSA.  To date, approximately 100 other current and/or former employees have consented to the suit.  The suit alleges that the Company has failed to pay employees for all hours worked from the plant's commencement of operations under TFM's control in April 2001.  The Company acquired the plant as part of its acquisition of TFM.  In particular, the suit alleges that employees should be paid for the time it takes to collect, assemble, and put on, take off and wash their health, safety, and production gear at the beginning and end of their shifts and during their meal period.  The suit also alleges that the Company deducts 30 minutes per day from employees' paychecks regardless of whether employees obtain a full 30-minute period for their meal.  Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs.  On January 10, 2003, another 31 employees from Tennessee filed consents to join the lawsuit as plaintiffs.  On January 15, 2003, the Company filed an answer to the complaint denying any liability. On January 14, 2003, the named plaintiffs filed a motion for expedited court-supervised notice to prospective class members.   The motion sought to conditionally certify a class of similarly situated employees at all of TFM's non-unionized facilities that have not been the subject of FLSA litigation.  Plaintiffs then withdrew a request for conditional certification of similarly situated employees at all of TFM's non-unionized facilities and rather sought to include all non-exempt employees that have worked at the Goodlettsville facility since its opening on April 1, 2001.  On June 9, 2003, the Company filed a Motion for Summary Judgment seeking the applicability of the injunction entered by the U.S. District Court for the District of Kansas and affirmed by the U.S. Court of Appeals for the Tenth Circuit (Metzler v. IBP, inc. 127 F. 3rd 959, 10th Cir. 1997), which the Company contends has a preclusive effect as to plaintiff's claims based on pre- and post-shift activities.  The Plaintiffs are conducting discovery limited to that issue in order to respond to said Motion by April 7, 2004.  On

November 17, 2003, the district court conditionally certified a collective action composed of similarly situated current and former employees at the Goodlettsville facility based upon clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001.  Class Notices to approximately 4,500 prospective class members were mailed on January 21, 2004.

Environmental Matters   On October 23, 2001, a putative class action lawsuit was filed in the District Court for Mayes County, Oklahoma, against the Company by R. Lynn Thompson and Deborah S. Thompson on behalf of all owners of Grand Lake O' the Cherokee's littoral (lake front) property. The suit alleges that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake.  Plaintiffs are seeking injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  Simmons Foods, Inc. ("Simmons") and Peterson Farms, Inc. ("Peterson") have been joined as defendants.  The Company and Simmons are seeking leave to file a third party complaint against entities that contribute wastes and wastewater into Grand Lake. The class certification hearing was held in October 2003.  On December 11, 2003 the trial court entered an order which granted class certification. On January 12, 2004, the Company, Simmons and Peterson filed a Petition in Error (the "Petition") in the Oklahoma Supreme Court which challenges and seeks appellate level review of the trial court's certification order.   The Oklahoma Supreme Court has not yet scheduled proceedings on the Petition.

Securities Matters  Between January and March 2001, a number of lawsuits were filed by certain stockholders in the U.S. District Court for the District of South Dakota and one suit filed in the U.S. District Court for the Southern District of New York seeking to certify a class of all persons who purchased TFM stock between February 7, 2000, and January 25, 2001.  The plaintiff in the New York action voluntarily dismissed and refiled its complaint in South Dakota, where the suits were consolidated under the name In re IBP, inc. Securities Litigation and a single, consolidated amended complaint was filed.  The complaint, seeking unspecified compensatory damages, alleges that TFM and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims TFM issued materially false statements about TFM's financial results in order to inflate its stock price.  TFM filed a Motion to Dismiss on December 21, 2001, which was then fully briefed.  While the motion was awaiting decision, TFM and the plaintiffs reached a tentative settlement of all claims, as reflected by a Memorandum of Understanding ("MOU") that was executed on March 19, 2003.  The MOU set forth the essential terms of a settlement to be reflected in final settlement documents to be prepared and submitted to the court for approval, including, among other terms and conditions, the dismissal with prejudice of all claims against defendants, releases by class members, and a payment by TFM of a total amount of $8 million. In July 2003, a finalized Stipulation of Settlement consistent with the MOU was executed and submitted to the court for its preliminary approval. The tentative settlement is subject to various conditions, including among other things, execution of definitive documentation and receiving preliminary and final court approvals.  In light of this tentative settlement, TFM was permitted by the court to withdraw its pending motion to dismiss, without prejudice.  On July 31, 2003, the court issued an order preliminarily approving the settlement, preliminarily certifying a Settlement Class of all persons who purchased TFM common stock during the period from February 7, 2000, through January 25, 2001, and approving proposed notice to the Settlement Class members.  A class notice was subsequently provided by plaintiffs to class members, informing them, among other things, of the tentative settlement and of their ability to file objections within a required period.  No objections to the settlement were filed by class members.  On December 8, 2003, the court held a hearing regarding whether the settlement should receive final court approval.  At the hearing, the court orally expressed approval of the settlement provisions but reserved entering any order pending further briefing and resolution of certain issues pertaining to the allocation of settlement proceeds among class members.  The Company does not anticipate that effectuation of the tentative settlement will have any material impact on its financial condition, especially in view of TFM's insurance coverage for the matter.

Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold TFM stock or traded in certain TFM options from March 29, 2001, when the Company announced its intention to terminate the Merger Agreement with TFM, through June 15, 2001, when the Delaware Court rendered its Post-Trial Opinion in the Consolidated Action. The actions, entitled Meyer v. Tyson Foods, Inc., et al., C.A. No. 01-425 SLR; Banyan Equity Mgt. v. Tyson Foods, Inc., et al., C.A. No. 01-426 GMS; Steiner v. Tyson Foods, Inc., et al., C.A. No. 01-462 GMS; Aetos Corp., et al. v. Tyson, et al., C.A. No. 01-463 GMS; Meyers, et al. v. Tyson Foods, Inc., et al., C.A. No. 01-480; Binsky v. Tyson Foods, Inc., et al., C.A. No. 01-495; Management Risk Trading LP v. Tyson Foods, Inc., et al., C.A. No. 01-496; and Stark Investments, L.P., et al. v. Tyson et al., C.A. No. 01-565 alleged that the defendants violated federal securities laws by making, or causing to be made, certain false and misleading statements in connection with the Company's attempted termination of the Merger Agreement.  Plaintiffs sought an unspecified amount of compensatory damages, interest, attorney fees and costs.  The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation.  On December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint.  The plaintiffs allege that, as a result of the defendants' alleged conduct, the purported class members were harmed.  On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint.  By memorandum order dated October 23, 2002, the court granted in part and denied in part the defendants' motion to dismiss.   On October 6, 2003, the court certified the class proposed by plaintiffs.  Discovery in the case, including expert depositions, is in the process of concluding.  The court has established a schedule for the filing of summary judgment motions and, in the event summary judgment is not granted, set a trial date of August 11, 2004.

General Matters  In July 1996, certain cattle producers filed Henry Lee Pickett, et al. vs. IBP, inc. in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleged that TFM used its market power and alleged "captive supply" agreements to reduce the prices paid by TFM on purchases of cattle in the cash market in alleged violation of the Packers and Stockyards Act ("PSA").  Plaintiffs are seeking injunctive and declaratory relief, as well as actual and punitive damages. After Plaintiffs failed a number of times to get a class certified, the District Court in December 2001 certified a class of cattle producers who have sold to TFM exclusively on a cash market basis from approximately 1994 to 2002.  TFM sought permission to appeal the class certification to the 11th Circuit Court of Appeals, but the Court of Appeals denied that appeal on March 5, 2002.  TFM's motions for summary judgment on both liability and damages were denied on April 29, 2003.  On November 19, 2003, the District Court judge upheld the admissibility of an amended Plaintiffs' expert report which calculates total class damages, exclusive of pre-judgment interest, in excess of $2.1 billion.  Management believes TFM's use of marketing agreements and other contracts for the purchase of cattle do not violate the PSA and that TFM has acted properly and lawfully in its dealings with cattle producers.  Trial of the matter began on January 12, 2004.

On September 12, 2002, 82 individual plaintiffs filed Michael Archer, et al. v. Tyson Foods, Inc. and The Pork Group, Inc., CIV 2002-497, in the Circuit Court of Pope County, Arkansas.  On August 18, 2002, the Company announced a restructuring of its live swine operations which, among other things, resulted in the discontinuance of relationships with approximately 130 contract hog producers, including the plaintiffs.  In their complaint, the plaintiffs allege that the Company committed fraud and should be promissorily estopped from terminating the parties' relationship.  The plaintiffs seek an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  The

Company has filed a motion to Stay All Proceedings and Compel Arbitration which was denied.  Briefing is complete and the case is lodged in the Arkansas Supreme Court.  Oral argument has been set for February 5, 2004.

Note 9:   DEFERRED COMPENSATION

In July 2003, the Compensation Committee authorized the Company to award performance based shares of the Company's Class A Common Stock to certain senior executive officers on the first business day of each of the Company's 2004, 2005 and 2006 fiscal years having a maximum aggregate value of $4.4 million on the date of each award.  The vesting of the performance based shares for the 2004 and 2005 awards is over three years and the vesting of the 2006 award is over two and one-half years, each award being subject to the attainment of Company goals determined by the Compensation Committee prior to the date of the award.  In the first quarter of fiscal 2004, those goals were not attained, therefore no accrual was required.

Note 10:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 27, 2003	December 28, 2002
Numerator:
Net income	$57	$39

Denominator:
Denominator for basic earnings per share-
Weighted average shares	345	347
Effect of dilutive securities:
Stock options and restricted stock	11	7
Denominator for diluted earnings per share-
Adjusted weighted average shares and
Assumed conversions	356	354

Basic earnings per share	$0.17	$0.11

Diluted earnings per share	$0.16	$0.11

Approximately 4 million and 10 million of the Company's option shares outstanding at December 27, 2003, and December 28, 2002, respectively, were antidilutive and were not included in the dilutive earnings per share calculation for the first quarter.

Note 11:   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended
	December 27, 2003	December 28, 2002

Net income

	$57	$39
Other comprehensive income (loss)
Currency translation adjustment	9	-
Derivative unrealized gain	1	2
Derivative gain (loss) recognized in cost of sales	4	(1)
Total comprehensive income	$71	$40

Other comprehensive income for the three months ended December 27, 2003 is net of tax benefit (expense) of $(.8) million for the derivative unrealized gain and $(2.7) million for the derivative gain recognized in cost of sales and for the three months ended December 28, 2002, is net of tax benefit (expense) of $(1.1) million for the derivative unrealized gain and $.3 million for the derivative loss recognized in cost of sales.

Note 12.   SUPPLEMENTAL CASH FLOW INFORMATION

The following non-cash transaction is excluded from the statement of cash flows. The $91 million change in goodwill from September 27, 2003 and a corresponding change in other current liabilities is due to an adjustment of pre-acquisition tax liabilities assumed as part of the TFM acquisition.  The Company received formal approval during the quarter from The Joint Committee on Taxation of the U.S. Congress for issues relating to certain pre-acquisition years.  As a result of this approval, the accrual of $91 million of pre-acquisition tax liability was no longer needed.

Note 13:   SEGMENT REPORTING

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

Information on segments and a reconciliation to income before taxes on income are as follows,

(in millions):

	Three Months Ended
	December 27, 2003		December 28, 2002
Sales
Chicken	$1,911		$1,795
Beef	3,135		2,715
Pork	736		594
Prepared Foods	710		684
Other	13		14
Total Sales	$6,505		$5,802

Operating income:
Chicken	116	(a)	13	(d)
Beef	(29)	(b)	47
Pork	49		24
Prepared Foods	6	(c)	29
Other	19		32	(e)
Total Operating income	161		145

Interest and Other expense	72		84

Income before income taxes	$89		$61

      a.  Includes $4 million of pretax charges related to the closing of the Berlin, Maryland, poultry operation.
b.  Includes $61 million of pretax BSE related charges.
c.  Includes $21 million of pretax charges related to the closing of the Manchester, New Hampshire, and Augusta, Maine, facilities.
d.  Includes $47 million of pretax charges related to the closing of the Stilwell, Oklahoma, and Jacksonville, Florida, poultry operations.
e.  Includes $28 million of pretax gains related to vitamin antitrust litigation settlements received.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The Company produces, distributes and markets chicken, beef, pork and prepared foods and related allied products. It is the world's largest processor and marketer of chicken, beef and pork products, and is also the second largest publicly traded food company in the United States and has one of the most recognized brand names in the food industry. The Company's primary operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors that influence the Company's business are market prices for the Company's chicken, beef and pork products, customer demand for products the Company produces, the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace, accessibility to international markets, the prices to purchase live cattle and hogs, raw materials and grain and operating efficiencies of the Company's facilities.

Earnings for the first quarter of fiscal 2004 were $57 million or $0.16 per diluted share compared to $39 million or $0.11 per diluted share for the first quarter of fiscal 2003.  Pretax earnings for the first quarter of fiscal 2004 include $25 million of costs, or $.05 per diluted share, related to prepared foods and poultry plant closings.  Additionally, pretax earnings include approximately $61 million, or $.11 per diluted share of BSE related charges.  Pretax earnings for the first quarter of fiscal 2003 include charges of $47 million or $0.09 per diluted share related to the costs to close poultry operations, which were partially offset by $28 million or $0.05 per diluted share, received in connection with vitamin antitrust litigation.

 Operations for the quarter benefited from improved average sales prices due to strong demand, improved mix of value-added products, increased sales volumes in the Chicken and Pork segments and operational efficiencies, partially offset by charges recorded in the Beef segment as a result of the discovery of a single case of BSE and costs to close certain prepared foods and poultry production facilities.

 On December 23, 2003, the USDA announced that a single case of BSE had been diagnosed in a Washington state dairy cow.  The effect on the Company's Beef segment caused by that announcement along with the decision of various countries to restrict imports of U.S. beef products resulted in the Company recording BSE related pretax charges of approximately $61 million in the first quarter of 2004.  These charges were included in costs of sales and primarily relate to finished product inventory destined for international markets, whether in-transit, located at the shipping ports, or located within domestic storage, live cattle inventory and open futures positions.

Finished product inventory was valued based on the Company's judgment of estimated net realizable value for the product.  This judgment took into account a number of factors including subsequent sales of product, alternate markets for products, import restrictions by certain countries, and recent and anticipated future market demand.  The Company's judgment is based on its evaluation of facts at time of filing this report.  However, due to the large degree of uncertainty surrounding the BSE situation, actual net realizable value for the finished product inventory could vary significantly from the Company's estimates.  The Company estimates the additional potential loss related to finished inventory on hand at December 27, 2003, to be in the range of zero to $30 million pretax dollars; however, due to the uncertainty described above, the probability of such additional loss is presently undeterminable.

First Quarter of Fiscal 2004 vs. First Quarter of Fiscal 2003

Sales increased $703 million and 12.1%, with a 15.8% increase in price and a 3.1% decrease in volume.

Cost of sales increased $709 million or 13.1%.  As a percent of sales, cost of sales increased to 93.9% from 93.1%.  This increase was due primarily to BSE related charges and higher live cattle prices in the Beef segment and increases in grain costs in the Chicken segment, partially offset by increased operational efficiencies in the Chicken segment.

Selling, general and administrative expenses remained constant.  As a percentage of sales, selling, general and administrative expenses decreased to 3.2% from 3.6%.

Other charges include plant closing costs of $25 million and $47 million recorded in first quarters of fiscal years 2004 and 2003, respectively.

Interest expense decreased $10 million or 13.1%, primarily resulting from a 14.4% decrease in the Company's average indebtedness.  The overall weighted average borrowing rate decreased from 7.7% to 7.5%.

Segment Results

Information on segments is as follows (in millions):

	Three Months Ended
	Sales Dec. 27, 2003	Sales Dec. 28, 2002	Sales Change	Sales Percentage Change	Volume Change	Average Sales Price Change
Chicken	$1,911	$1,795	$116	6.4%	3.6%	2.7%
Beef	3,135	2,715	420	15.5%	(12.2%)	31.5%
Pork	736	594	142	24.1%	4.2%	19.0%
Prep Foods	710	684	26	3.8%	(2.7%)	6.6%
Other	13	14	(1)	(5.7%)	N/A	N/A
Total	$6,505	$5,802	$703	12.1%	(3.1%)	15.8%

	Three Months Ended
	Operating Income (Loss) Dec. 27, 2003	Operating Income (Loss) Dec. 28, 2002	Operating Income (Loss) Change	Operating Margin Dec. 27, 2003	Operating Margin Dec. 28, 2002
Chicken	$116	$13	$103	6.1%	0.7%
Beef	(29)	47	(76)	(0.9%)	1.7%
Pork	49	24	25	6.7%	4.0%
Prep Foods	6	29	(23)	0.8%	4.2%
Other	19	32	(13)	N/A	N/A
Total	$161	$145	$16	2.5%	2.5%

Chicken segment sales increased in the first quarter of fiscal 2004, compared to the same period last year  as retail chicken sales increased 13.6%, international chicken sales increased 20.6% and foodservice chicken sales decreased slightly.  Operating income increased $60 million excluding $4 million of accruals related to the Berlin, Maryland, plant closing recorded in the first quarter of fiscal 2004, and $47 million related to the Stilwell, Oklahoma, and Jacksonville, Florida, plant closings recorded in the first quarter of fiscal 2003.  The increase is primarily due to higher average selling prices and increased volumes, along with improvements in operational efficiencies and our mix of value-added products, which were partially offset by increased grain costs.

Beef segment sales increased in the first quarter of fiscal 2004, compared to the same period last year as case-ready beef sales were $267 million and increased 33.8%, domestic fresh meat beef sales increased 15.8% and international beef sales increased 6.8%.  The impact on the Beef segment operating income from the sales increases was more than offset by higher live cattle prices and the BSE related charges of $61 million.

The Company believes that domestic customer demand for beef will remain strong; however, there will likely be difficulty in obtaining normal beef margins if the international trade restrictions are not lifted.  The Company is working to manage margins and sales of production without the availability of the export markets.

Pork segment sales increased in the first quarter of fiscal 2004, compared to the same period last year as case-ready pork sales were $56 million and increased 33.3%, domestic fresh meat pork sales increased 21.0%, international pork sales increased 62.7% and live swine sales decreased 37.4%.  The increase in the Pork segment's operating income is primarily due to higher average selling prices and record volumes that resulted in improved production efficiencies.

Prepared Foods segment sales increased in the first quarter of fiscal 2004, compared to the same period last year as foodservice prepared foods sales increased 9.9%, international prepared foods sales increased 61.8% and retail prepared foods sales decreased 4.9%.    The decrease in the Prepared Foods segment operating income is primarily due to the plant closing costs of $21 million recorded in the first quarter of fiscal 2004 related to closing the Company's Manchester, New Hampshire, and Augusta, Maine, facilities. These facilities were closed and the majority of production will be transferred to other Company locations to further improve long-term segment operational efficiencies. .  Additionally, the increase in sales prices were offset by increased costs of raw materials.

Other segment operating income decreased primarily due to the settlements received in the first quarter of fiscal 2003 related to ongoing vitamin antitrust litigation.

FINANCIAL CONDITION

For the three months ended December 27, 2003, net cash totaling $261 million was provided by operating activities.  The increase in cash provided by operating activities from the same period last year is due to a net change in the working capital effect of $252 million and an increase in net income of $18 million.  The change in working capital is primarily due to changes in accounts receivable and accounts payable balances caused by the timing of cash receipts and disbursements.  The Company used cash from operations to fund $124 million of property, plant and equipment additions, to pay dividends of $14 million and to repurchase $9 million of the Company's Class A common stock in the open market.  The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.  Capital spending for fiscal 2004 is expected to be in the range of $450-$500 million, which includes spending on plant automation as well as information systems technology improvements.

Working capital was $957 million at December 27, 2003 and $896 million at September 27, 2003, an increase of $61 million.  The current ratio at December 27, 2003 and September 27, 2003 was 1.4 to 1.  At December 27, 2003, total debt was 46.5% of total capitalization compared to 47.7% at September 27, 2003.

Total debt at December 27, 2003, was $3,490 million, a decrease of $114 million from September 27, 2003.  The Company has unsecured revolving credit facilities totaling $1 billion that support the Company's commercial paper program. These $1 billion in facilities consist of $200 million that expire in June 2004, $300 million that expire in June 2005 and $500 million that expire in September 2006.  Additionally, the Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consists of $375 million expiring August 2004 and $375 million expiring in August 2005.  At December 27, 2003, and September 27, 2003, there were no amounts drawn under these agreements. Outstanding debt at December 27, 2003 consisted of $3.3 billion of debt securities, $5 million of commercial paper and other indebtedness of $226 million.  The Company plans to renew both the revolving credit agreement and the receivables purchase agreement that mature in fiscal 2004, and pay off the notes maturing in fiscal 2004 with amounts available under the Company's short-term borrowings.

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company was in compliance with these covenants at December 27, 2003.

The change in goodwill from September 27, 2003, is due to an adjustment of pre-acquisition tax liabilities assumed as part of the TFM acquisition.  The Company received formal approval during the quarter from The Joint Committee on Taxation of the U.S. Congress for issues relating to certain pre-acquisition years.  As a result of this approval, the accrual of $91 million of pre-acquisition tax liability was no longer needed.

The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows provided by operating activities.  Additionally at December 27, 2003, the Company had borrowing capacity of $1.5 billion consisting of $726 million available under its $1 billion unsecured revolving credit agreements and $750 million under its accounts receivable securitization.

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

Beef Finished Product Inventory  Finished product inventory was valued based on the Company's judgment of estimated net realizable value for the product.  This judgment took into account a number of factors including subsequent sales of product, alternate markets for products, import restrictions by certain countries, and recent and anticipated future market demand.  The Company's judgment is based on its evaluation of facts at time of filing this report.  However, due to the large degree of uncertainty surrounding the BSE situation, actual net realizable value for the finished product inventory could vary significantly from the Company's estimates.

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

Goodwill and intangible asset impairment   In assessing the recoverability of the Company's goodwill and other intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates and related assumptions change in the future, the Company may be required to record impairment charges not previously recorded.   The Company assesses its goodwill for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as live cattle, live swine or feed grain costs; (ii) changes in the availability and relative costs of labor and contract growers; (iii) operating efficiencies of facilities; (iv) market conditions for finished products, including the supply and pricing of alternative proteins; (v) effectiveness of advertising and marketing programs; (vi) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (vii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (viii) risks associated with effectively evaluating derivatives and hedging activities; (ix) changes in regulations and laws (both domestic and foreign), including changes in accounting standards, environmental laws and occupational, health and safety laws; (x) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation;  (xi) adverse results from ongoing litigation; (xii) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (xiii) the effect of, or changes in, general economic conditions.

Item 3.   Quantitative and Qualitative Disclosure About Market Risks

Please refer to the Company's market risk disclosures set forth in the 2003 Annual Report filed on Form   10-K, as amended, for a detailed discussion of quantitative and qualitative disclosures about market risk.  The Company's market risk disclosures have not changed significantly from the 2003 Annual Report.

Item 4.   Controls and Procedures

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

The Company's management, including the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, has evaluated any changes in the company's internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the company's first quarter of its 2004 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings

Refer to the discussion of certain legal proceedings pending against the Company under Part I., Item 1. Notes to Consolidated Condensed Financial Statements, Note 8: Contingencies, which discussion is incorporated herein by reference.  Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

In January 1997, the State of Illinois Attorney General brought suit in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division against TFM alleging that TFM's operations at its Joslin, Illinois, facility are violating the "odor nuisance" statutory provisions enacted in the State of Illinois. TFM has already completed additional improvements at its Joslin facility to further reduce odors from this operation, but denies Illinois EPA's contention that its operations at any time amounted to a "nuisance."  The Illinois EPA has alleged a damage claim ranging from approximately $1,800,000 to $2,700,000.  TFM is attempting to discuss these issues with the State of Illinois in an effort to reach a settlement.  Trial is set for February 7, 2004.  In May 2003, the State of Illinois attempted to add the Company as a defendant in the suit, which the court subsequently denied.  In September 2003, the State of Illinois served the Company with a complaint that had been filed in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division alleging substantially the same causes of action against the Company as had been alleged in the action against TFM.  A motion to dismiss has been filed as to all claims.

In June 2001, TFM was advised the SEC had commenced a formal investigation related to the restatement of earnings made by TFM in March 2001, including matters relating to certain improprieties in the financial statements of DFG, a wholly-owned subsidiary.  The Company has been informed that three former employees of DFG received a so-called "Wells" notice advising them that the SEC had determined to recommend the initiation of an enforcement action and providing them an opportunity to provide their arguments against such an enforcement action.  TFM is cooperating with this investigation, and to date the SEC has made no claims against the Company.

In February 2002, the Company learned that a processing facility owned by Zemco Industries, Inc., a subsidiary of TFM, is the subject of an investigation by the U.S. Attorney's office in Bangor, Maine, into allegedly improper testing and recording practices.  The Company acquired Zemco as part of the Company's acquisition of TFM on September 28, 2001.  The Company learned in November 2003 that a former Zemco employee at the processing facility has agreed to plead guilty to charges in connection with the investigation.  To date there has been no claim by the U.S. Attorney against Zemco, and Zemco will continue to cooperate with the U.S. Attorney's office.

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

(b) Reports on Form 8-K:

On November 10, 2003, the Company furnished a current report on Form 8-K containing its earnings release for the fourth quarter 2003.

EXHIBIT INDEX

 The following exhibit is filed with this report.

Exhibit No.	Exhibit Description	Page

12.1	Calculation of Ratio of Earnings to Fixed Charges	35

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.	36

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.	37

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	38

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 9, 2004	/s/ Steven Hankins
Steven Hankins
Executive Vice President and
Chief Financial Officer

Date: February 9, 2004	/s/ Rodney S. Pless
Rodney S. Pless
Senior Vice President, Controller and
Chief Accounting Officer 34