Form 10-Q
period 2004-03-27
TYSON FOODS INC
filed 2004-05-10
CIK 100493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]  No [  ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of  December 27, 2003.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value	250,597,670
Class B Common Stock, $0.10 Par Value	101,634,548

TYSON FOODS, INC.
INDEX

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Sales	$6,153	$5,845	$12,658	$11,647
Cost of Sales	5,668	5,465	11,779	10,867
	485	380	879	780
Selling, General and Administrative	208	197	416	405
Other Charges	14	-	39	47

Operating Income	263	183	424	328
Other Expense:
Interest	72	71	141	150
Other	3	1	6	6
	75	72	147	156

Income before Income Taxes	188	111	277	172
Provision for Income Taxes	69	39	101	61
Net Income	$119	$72	$176	$111

Weighted Average Shares Outstanding: Outstanding:
Basic	345	346	345	346
Diluted	356	352	356	353
Earnings Per Share:
Basic	$0.34	$0.21	$0.51	$0.32
Diluted	$0.33	$0.20	$0.49	$0.31

Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.080	$0.080
Class B	$0.036	$0.036	$0.072	$0.072

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share data)

	(Unaudited)
	March 27, 2004	September 27, 2003
Assets
Current Assets:
Cash and cash equivalents	$70	$25
Accounts receivable, net	1,158	1,280
Inventories	1,901	1,994
Other current assets	147	72
Total Current Assets	3,276	3,371
Net Property, Plant and Equipment	3,993	4,039
Goodwill	2,561	2,652
Intangible Assets	178	182
Other Assets	224	242
Total Assets	$10,232	$10,486

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$399	$490
Trade accounts payable	792	838
Other current liabilities	1,056	1,147
Total Current Liabilities	2,247	2,475
Long-Term Debt	2,986	3,114
Deferred Income Taxes	677	722
Other Liabilities	178	221
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: issued 267 million shares at March 27, 2004 and September 27, 2003	27	27
Class B-authorized 900 million shares: issued 102 million shares at March 27, 2004 and September 27, 2003	10	10
Capital in excess of par value	1,858	1,861
Retained earnings	2,529	2,380
Accumulated other comprehensive income/(loss)	34	(15)
	4,458	4,263
Less treasury stock, at cost- 17 million and 16 million shares at March 27, 2004 and September 27, 2003, respectively	262	252
Less unamortized deferred compensation	52	57
Total Shareholders' Equity	4,144	3,954
Total Liabilities and Shareholders' Equity	$10,232	$10,486

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Cash Flows From Operating Activities:
Net income	$119	$72	$176	$111
Depreciation and amortization	119	112	238	228
Plant closing-related charges	7	(23)	29	22
Deferred income taxes and other	29	31	(36)	-
Net changes in working capital	10	53	138	(71)

Cash Provided by Operating Activities	284	245	545	290

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(107)	(82)	(231)	(182)
Proceeds from sale of assets	10	4	13	11
Net changes in other assets and liabilities	(23)	26	(21)	37

Cash Used for Investing Activities	(120)	(52)	(239)	(134)

Cash Flows From Financing Activities:
Net change in debt	(105)	(167)	(219)	(81)
Purchases of treasury shares	(29)	(14)	(38)	(29)
Dividends	(14)	(14)	(27)	(27)
Stock options exercised and other	16	-	22	(2)

Cash Used for Financing Activities	(132)	(195)	(262)	(139)

Effect of Exchange Rate Change on Cash	(2)	(3)	1	3

Increase (Decrease) in Cash and Cash Equivalents	30	(5)	45	20

Cash and Cash Equivalents at Beginning of Period	40	76	25	51

Cash and Cash Equivalents at End of Period	$70	$71	$70	$71

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

Management believes the accompanying consolidated condensed financial statements contain all adjustments, including normal recurring accruals, adjustments related to plant closings as disclosed in note 2 and bovine spongiform encephalopathy (BSE) related charges as disclosed in note 3, necessary to present fairly the financial position as of March 27, 2004, and the results of operations and cash flows for the three and six months ended March 27, 2004 and March 29, 2003.  The results of operations and cash flows for the three and six months ended March 27, 2004 and March 29, 2003 are not necessarily indicative of the results to be expected for the full year.

STOCK OPTIONS

On December 29, 2002, the Company adopted Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148).  SFAS 148, which amended FASB Statement No. 123, "Accounting for Stock-Based Compensation," does not require use of the fair value method of accounting for stock-based employee compensation.  The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans.  Accordingly, no compensation expense was recognized for its stock option plans.  Had compensation expense for the employee stock option plans been determined based on the fair value method of accounting for the Company's stock option plans, the tax-effected impact would be as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Net income as reported	$119	$72	$176	$111
Stock-based employee compensation expense included in net income, net of tax	4	3	8	7
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(6)	(4)	(11)	(9)
Pro forma net income	$117	$71	$173	$109
Earnings per share
As reported
Basic	$0.34	$0.21	$0.51	$0.32
Diluted	0.33	0.20	0.49	0.31
Pro forma
Basic	0.34	0.20	0.50	0.31
Diluted	$0.33	$0.20	$0.49	$0.31
3931:

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132).  The revision of SFAS No. 132 requires expanded disclosures for defined benefit plans.  The standard's revisions are effective for fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003.  The Company's adoption of the revised SFAS No. 132 did not have a material impact on its financial position or results of operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed.  The Act allows a possible subsidy to retirement health plan sponsors to help offset the costs of participant prescription drug benefits.  In January 2004, the FASB issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Act" (the Position).  The Position is effective for interim or annual periods ending after December 7, 2003.  The Position allows plan sponsors to recognize or defer recognizing the effects of the Act in its financial statements.  Specific accounting guidance for this federal subsidy is pending and, when issued, could require the Company to change previously reported information.  The Company's accumulated postretirement benefit obligation and net periodic pension cost do not reflect the effects of this Act.  The Company has elected to defer accounting for the Act and has estimated any future effect on its consolidated financial statements will not be material.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the Interpretation).  The Interpretation requires the consolidation of variable interest entities (VIE) in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Previously, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity.  In December 2003, the FASB issued a revision of the Interpretation (the

Revised Interpretation 46).  Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation's provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes  a variable interest.  Under the new guidance, application of the Revised Interpretation 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003, and for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004.  The Company's adoption of Revised Interpretation 46 did not have a material impact on its financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods to conform to current presentations.

Note 2:  OTHER CHARGES

In February 2004, the Company announced its decision to consolidate its manufacturing operations in Jackson, Mississippi into the Company's Carthage, Mississippi facility.  The Company acquired the Carthage facility when it purchased Choctaw Maid Farms in the fourth quarter of fiscal 2003 and, since that time, has undertaken a comprehensive analysis of all operations in the area and determined this consolidation would most effectively maintain the Company's competitiveness in its Mississippi operations.  The Jackson location employs approximately 800 people and is a poultry processing facility, including processing and de-boning operations.  As a result of this decision, the Company is anticipating total costs of $9 million that includes approximately $8 million of estimated impairment charges for assets to be disposed of and $1 million of employee termination benefits.  The Company is accounting for the closing of the Jackson operation in accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146) and Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).  The Company recorded charges of $8 million in the second quarter of fiscal 2004 for assets to be disposed.  This amount is reflected in the Chicken segment as a reduction of operating income and included in the consolidated statements of income in other charges.  The Jackson location will cease operations by August 1, 2004.  As of March 27, 2004, no amounts had been paid and charged against the accrual.  The Company anticipates recording additional costs of approximately $1 million in the third quarter of fiscal 2004 related to employee termination benefits.

In December 2003, the Company announced its decision to close its Manchester, New Hampshire, and Augusta, Maine, Prepared Foods operations to further improve long-term manufacturing efficiencies.  The Manchester operation employed approximately 550 people and primarily produced sandwich meat for foodservice customers.  The Augusta facility employed approximately 170 people and produced hot dogs, sausages, boneless hams and deli turkey products.  These locations ceased operations during the second quarter of fiscal 2004.  As a result of this decision, the Company recorded total costs of $24 million ($21 million in the first quarter of fiscal 2004 and $3 million in the second quarter of fiscal 2004) that included $4 million of costs related to closing the plants and $20 million of estimated impairment charges for assets to be disposed.  These amounts are reflected in the Prepared Foods segment as a reduction of operating income and included in the consolidated statements of income in other charges.  The costs related to closing the plants include $2 million of employee termination benefits and $2 million of other plant closing related costs.  The Company is accounting for the closing of the Manchester and Augusta operations in accordance with SFAS No. 146 and SFAS No. 144.  At March 27, 2004, the accrual balance was $3 million, as $17 million in losses related to the disposal of assets have been realized, $2 million related to employee termination benefits have been paid and $2 million of other plant closing related costs have been paid.  No material adjustments to the total accrual are anticipated at this time.

 In April 2003, the Company announced its decision to close its Berlin, Maryland, poultry operation as part of its ongoing plant rationalization efforts.  The Berlin poultry operation employed approximately 650 people and included a hatchery, a feed mill, live production and a processing facility.  The facility ceased processing chickens November 12, 2003.  As a result of this decision, the Company recorded total costs of $29 million ($4 million in the first quarter of fiscal 2004 and $25 million in fiscal 2003) that included $14 million related to closing the plant and $15 million of estimated impairment charges for assets to be disposed.  These amounts are reflected in the Chicken segment as a reduction of operating income and included in the consolidated statements of income in other charges. The costs related to closing the plant include $9 million for estimated liabilities for the resolution of the Company's obligations under 209 grower contracts, and $5 million of other related costs associated with the closing of the operation including plant clean-up costs and employee termination benefits.  The Company is accounting for the closing of the Berlin operation in accordance with SFAS No. 146 and SFAS No. 144.  At March 27, 2004, the accrual balance was $3 million, as $9 million of obligations under grower contracts and $3 million of other closing costs had been paid, and losses related to the disposal of assets of $14 million were realized.  No material adjustments to the total accrual are anticipated at this time.

 In the first quarter of fiscal 2003, the Company recorded $47 million of costs related to the closing of its Stilwell, Oklahoma, and Jacksonville, Florida, plants that included $26 million of costs related to closing the plants and $21 million of estimated impairment charges for assets to be disposed.  The costs related to closing the plants include $17 million for estimated liabilities for the resolution of the Company's obligations under grower contracts, and $9 million of other related costs associated with the closing of the plants including plant clean-up costs and employee termination benefits. The Company accounted for the closing of the Stilwell, Oklahoma and Jacksonville, Florida operations in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (EITF 94-3) and SFAS No. 144.  The costs are reflected in the Chicken segment as a reduction of operating income and included in the consolidated statements of income in other charges.  As of March 27, 2004, payments related to closing the plants have been made and losses related to the disposal of assets have been realized, thus fully utilizing the accrual balance.  No material adjustments to the total accrual are anticipated at this time.

In the fourth quarter of fiscal 2002, the Company recorded $26 million of costs related to the restructuring its live swine operations that consists of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring, including lagoon and pit closure costs and employee termination benefits.  At March 27, 2004, the remaining accrual balance was $14 million, as $6 million of obligations under grower contracts and $6 million of other related costs had been paid.  The Company is accounting for the restructuring of its live swine operations in accordance with EITF 94-3 and Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", thus the total accrual of $26 million was recorded in the fourth quarter of fiscal year 2002 and there was no effect on the Company's results of operations in fiscal years 2004 and 2003.  No material adjustments to the total accrual are anticipated at this time.

Note 3:    BSE RELATED CHARGES

On December 23, 2003, the United States Department of Agriculture (USDA) announced that a single case of BSE had been diagnosed in a Washington State dairy cow.  The effect on the Company's Beef segment caused by that announcement along with the decision of various countries to restrict imports of U.S. beef products resulted in the Company recording BSE related pre-tax charges of approximately $61 million in the first quarter of fiscal 2004.  These charges were included in costs of sales and primarily related to finished product inventory destined for international markets, whether in-transit, located at the shipping ports, or located within domestic storage, as well as live cattle inventory and open futures positions.  No material adjustments were made in the second quarter to the BSE related accruals recorded in the first quarter of fiscal 2004 and none are anticipated in future quarters.

NOTE 4: FINANCIAL INSTRUMENTS

The Company purchases certain commodities in the course of normal operations such as corn, soybeans, livestock and natural gas.  As part of the Company's on-going commodity risk management activities, the Company uses derivative financial instruments to reduce its exposure to various market risks related to these purchases.  Generally, contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended.  If a derivative instrument is a hedge, as defined by SFAS 133, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument's change in fair value will be immediately recognized in earnings as a component of cost of sales.  Additionally, the Company holds certain positions, primarily in grain and livestock futures and options, for which it does not apply SFAS 133 hedge accounting, but instead marks these positions to fair value through earnings at each reporting date.  The Company generally does not hedge anticipated transactions beyond 12 months.

The Company had derivative related balances totaling $92 million and $20 million recorded in other current assets at March 27, 2004, and September 27, 2003, respectively, and $60 million and $37 million recorded in other current liabilities at March 27, 2004, and September 27, 2003, respectively.

Derivative products related to grain procurement, such as futures and option contracts that meet the criteria for SFAS 133 hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement.  As described above, the effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in shareholders' equity and recognized into cost of sales in the same period or periods during which the hedged transaction affects earnings (for commodity grain hedges, this occurs when the chickens that consumed the hedged grain are sold).  The Company applies SFAS 133 hedge accounting to derivative products related to grain procurement that are hedging physical grain contracts that have previously been purchased.  The Company does not purchase derivative products related to grain procurement in excess of its physical grain consumption requirements.

Based on the Company's evaluation of the grain markets, the Company entered into a portion of its derivative products related to grain procurement  prior to purchasing the physical grain contracts.  As a result of this timing, these derivative positions do not meet the requirements for SFAS 133 hedge accounting treatment.  In connection with these economic hedges, the Company recognized pre-tax gains of approximately $90 million and $103 million in cost of sales for the three and six months ended March 27, 2004.  The derivative gains were due primarily to the increase in grain futures prices during the quarter and the Company having a higher number of derivative positions in place during the quarter as compared to the same period in the prior year.  There were no significant comparable amounts recorded during the three or six months periods of the prior year.  Of the $90 million recorded during the second quarter of fiscal 2004, $29 million related to the mark-to-market of open positions at March 27, 2004.    Ineffectiveness recorded related to the Company's hedges was not significant during the three and six months ended March 27, 2004 and March 29, 2003.

The Company recorded after tax gains related primarily to cash flow hedges of grain purchases of approximately $45 million in other comprehensive income at March 27, 2004.  Of this amount, approximately $17 million reflects the Company's current mark-to-market of open SFAS 133 hedge positions as of March 27, 2004.  The Company expects that these amounts will be recognized into cost of sales within the next 12 months.  The Company generally does not hedge cash flows related to commodities beyond 12 months.

Note 5:   INVENTORIES

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

	March 27, 2004	September 27, 2003
Processed products	$1,056	$1,167
Livestock	534	532
Supplies and other	311	295
Total inventory	$1,901	$1,994

Note 6:   PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	March 27, 2004	September 27, 2003
Land	$112	$113
Buildings and leasehold improvements	2,310	2,293
Machinery and equipment	3,937	3,886
Land improvements and other	189	184
Buildings and equipment under construction	226	177
	6,774	6,653
Less accumulated depreciation	2,781	2,614
Net property, plant and equipment	$3,993	$4,039

Note 7:   OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	March 27, 2004	September 27, 2003
Accrued salaries, wages and benefits	$256	$263
Self insurance reserves	245	243
Income taxes payable	204	244
Property and other taxes	60	52
Other	291	345
Total other current liabilities	$1,056	$1,147

Note 8:   LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	March 27, 2004	September 27, 2003

Commercial paper (1.38% effective rate at 9/27/03)	2004	$-	$32
Revolving Credit Facilities	2004-2006	-	-
Senior notes and Notes (rates ranging from 6.13% to 8.25%)	2004-2028	3,210	3,316
Accounts Receivable Securitization	2004, 2005	-	-
Institutional notes (10.84% effective rate at 3/27/04 and 9/27/03)	2004-2006	30	40
Leveraged equipment loans (rates ranging from 4.67% to 5.99%)	2005-2008	101	111
Other	Various	44	105
Total debt		3,385	3,604
Less current debt		399	490
Total long-term debt		$2,986	$3,114

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company was in compliance with these covenants at March 27, 2004.

The Company has unsecured revolving credit facilities totaling $1 billion that support the Company's commercial paper program, letters of credit and other short-term funding needs.  These facilities consist of $200 million that expire in June 2004, $300 million that expire in June 2005 and $500 million that expire in September 2006.  At March 27, 2004, and September 27, 2003, there were no amounts drawn under the revolving credit facilities.

The Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consists of $375 million expiring in August 2004 and $375 million expiring in August 2005.  The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers.  Under this agreement, substantially all of the Company's accounts receivable may be sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company.  TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC's equity holder.  At March 27, 2004, and September 27, 2003, there were no amounts drawn under the receivables purchase agreement.

The Company guarantees debt of outside third parties, which involve letters of credit, a lease and grower loans, all of which are substantially collateralized by the underlying assets.  Terms of the underlying debt range from one to 11 years and the maximum potential amount of future payments as of March 27, 2004, was $66 million.  The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to six years.  The maximum potential amount of the residual value guarantees is approximately $111 million, of which, approximately $29 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets.  The likelihood of payments under these guarantees is not considered to be probable.  At March 27, 2004, no liabilities for guarantees were recorded.

The Company has fully and unconditionally guaranteed $476 million of senior notes issued by Tyson Fresh Meats, Inc. (TFM; formerly known as IBP, inc.), a wholly-owned subsidiary of the Company.

The following condensed consolidating financial information is provided for the Company, as guarantor, and for TFM, as issuer, as an alternative to providing separate financial statements for the issuer.

Condensed Consolidating Statement of Income (unaudited) for the three months ended March 27, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$2,251	$3,906	$(4)	$6,153
Cost of Sales	1,898	3,774	(4)	5,668
	353	132	-	485
Selling, General and Administrative	125	83		208
Other Charges	11	3		14
Operating Income	217	46		263
Interest and Other Expense	63	12		75
Income Before Income Taxes	154	34		188
Provision for Income Taxes	58	11		69
Net Income	$96	$23	$-	$119

Condensed Consolidating Statement of Income (unaudited) for the three months ended March 29, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$1,990	$3,858	$(3)	$5,845
Cost of Sales	1,717	3,751	(3)	5,465
	273	107	-	380
Selling, General and Administrative	123	74		197
Operating Income	150	33		183
Interest and Other Expense	53	19		72
Income Before Income Taxes	97	14		111
Provision for Income Taxes	35	4		39
Net Income	$62	$10	$-	$72

Condensed Consolidating Statement of Income (unaudited) for the six months ended March 27, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$4,375	$8,291	$(8)	$12,658
Cost of Sales	3,746	8,041	(8)	11,779
	629	250	-	879
Selling, General and Administrative	259	157		416
Other Charges	15	24		39
Operating Income	355	69		424
Interest and Other Expense	121	26		147
Income Before Income Taxes	234	43		277
Provision for Income Taxes	86	15		101
Net Income	$148	$28	$-	$176

Condensed Consolidating Statement of Income (unaudited) for the six months ended March 29, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$3,967	$7,698	$(18)	$11,647
Cost of Sales	3,476	7,409	(18)	10,867
	491	289	-	780
Selling, General and Administrative	251	154		405
Other Charges	47	-		47
Operating Income	193	135		328
Interest and Other Expense	117	39		156
Income Before Income Taxes	76	96		172
Provision for Income Taxes	27	34		61
Net Income	$49	$62	$-	$111

Condensed Consolidating Balance Sheet (unaudited) as of March 27, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$51	$19	$	$70
Accounts receivable, net	621	599	(62)	1,158
Inventories	1,062	839		1,901
Other current assets	119	28		147
Total Current Assets	1,853	1,485	(62)	3,276
Net Property, Plant and Equipment	2,237	1,756		3,993
Goodwill	960	1,601		2,561
Intangible Assets	-	178		178
Other Assets	3,035	95	(2,906)	224
Total Assets	$8,085	$5,115	$(2,968)	$10,232

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$398	$1	$	$399
Trade accounts payable	397	395		792
Other current liabilities	784	2,026	(1,754)	1,056
Total Current Liabilities	1,579	2,422	(1,754)	2,247
Long-Term Debt	2,486	500		2,986
Deferred Income Taxes	441	236		677
Other Liabilities	23	155		178
Shareholders' Equity	3,556	1,802	(1,214)	4,144
Total Liabilities and Shareholders' Equity	$8,085	$5,115	$(2,968)	$10,232

Condensed Consolidating Balance Sheet as of September 27, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$15	$10	$-	$25
Accounts receivable, net	699	747	(166)	1,280
Inventories	1,049	945		1,994
Other current assets	40	32		72
Total Current Assets	1,803	1,734	(166)	3,371
Net Property, Plant and Equipment	2,222	1,817		4,039
Goodwill	960	1,692		2,652
Intangible Assets	-	182		182
Other Assets	3,045	103	(2,906)	242
Total Assets	$8,030	$5,528	$(3,072)	$10,486

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$487	$3	$-	$490
Trade accounts payable	401	437		838
Other current liabilities	611	2,394	(1,858)	1,147
Total Current Liabilities	1,499	2,834	(1,858)	2,475
Long-Term Debt	2,590	524		3,114
Deferred Income Taxes	486	236		722
Other Liabilities	55	166		221
Shareholders' Equity	3,400	1,768	(1,214)	3,954
Total Liabilities and Shareholders' Equity	$8,030	$5,528	$(3,072)	$10,486

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended March 27, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$96	$23	$-	$119
Depreciation and amortization	72	47		119
Plant closing-related charges	10	(3)		7
Deferred income taxes and other	2	27		29
Net changes in working capital	48	(38)		10
Cash Provided by Operating Activities	228	56		284
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(83)	(24)		(107)
Proceeds from sale of assets	10	-		10
Net change in other assets and liabilities	(16)	(7)		(23)
Cash Used for Investing Activities	(89)	(31)		(120)
Cash Flows From Financing Activities:
Net change in debt	(80)	(25)		(105)
Purchase of treasury shares	(29)	-		(29)
Dividends	(14)	-		(14)
Stock options exercised and other	16	-		16
Cash Used for Financing Activities	(107)	(25)		(132)
Effect of Exchange Rate Change on Cash	(1)	(1)		(2)
Increase (Decrease) in Cash and Cash Equivalents	31	(1)		30
Cash and Cash Equivalents at Beginning of Period	20	20		40
Cash and Cash Equivalents at End of Period	$51	$19	$-	$70

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended March 29, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$62	$10	$-	$72
Depreciation and amortization	63	49		112
Plant-closing related charges	(23)	-		(23)
Deferred income taxes and other	29	2		31
Net changes in working capital	109	(56)		53
Cash Provided by Operating Activities	240	5		245
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(61)	(21)		(82)
Proceeds from sale of assets	3	1		4
Net change in other assets and liabilities	12	14		26
Cash Used for Investing Activities	(46)	(6)		(52)
Cash Flows From Financing Activities:
Net change in debt	(163)	(4)		(167)
Purchase of treasury shares	(14)	-		(14)
Dividends	(14)	-		(14)
Cash Used for Financing Activities	(191)	(4)		(195)
Effect of Exchange Rate Change on Cash	(2)	(1)		(3)
Increase (Decrease) in Cash and Cash Equivalents	1	(6)		(5)
Cash and Cash Equivalents at Beginning of Period	59	17		76
Cash and Cash Equivalents at End of Period	$60	$11	$-	$71

Condensed Consolidating Statement of Cash Flows (unaudited) for the six months ended March 27, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$148	$28	$-	$176
Depreciation and amortization	143	95		238
Plant closing-related charges	32	(3)		29
Deferred income taxes and other	(39)	3		(36)
Net changes in working capital	181	(43)		138
Cash Provided by Operating Activities	465	80		545
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(189)	(42)		(231)
Proceeds from sale of assets	13	-		13
Net change in other assets and liabilities	(18)	(3)		(21)
Cash Used for Investing Activities	(194)	(45)		(239)
Cash Flows From Financing Activities:
Net change in debt	(193)	(26)		(219)
Purchase of treasury shares	(38)	-		(38)
Dividends	(27)	-		(27)
Stock options exercised and other	22	-		22
Cash Used for Financing Activities	(236)	(26)		(262)
Effect of Exchange Rate Change on Cash	1	-		1
Increase in Cash and Cash Equivalents	36	9		45
Cash and Cash Equivalents at Beginning of Period	15	10		25
Cash and Cash Equivalents at End of Period	$51	$19	$-	$70

Condensed Consolidating Statement of Cash Flows (unaudited) for the six months ended March 29, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$49	$62	$-	$111
Depreciation and amortization	135	93		228
Plant closing-related charges	22	-		22
Deferred income taxes and other	6	(6)		-
Net changes in working capital	60	(131)		(71)
Cash Provided by Operating Activities	272	18		290
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(140)	(42)		(182)
Proceeds from sale of assets	6	5		11
Net change in other assets and liabilities	13	24		37
Cash Used for Investing Activities	(121)	(13)		(134)
Cash Flows From Financing Activities:
Net change in debt	(77)	(4)		(81)
Purchase of treasury shares	(29)	-		(29)
Dividends	(27)	-		(27)
Stock options exercised and other	(2)	-		(2)
Cash Used for Financing Activities	(135)	(4)		(139)
Effect of Exchange Rate Change on Cash	2	1		3
Increase in Cash and Cash Equivalents	18	2		20
Cash and Cash Equivalents at Beginning of Period	42	9		51
Cash and Cash Equivalents at End of Period	$60	$11	$-	$71

Note 9:   CONTINGENCIES

Listed below are certain claims made against the Company and its subsidiaries.  In the Company's opinion, it has recorded appropriate and adequate reserves and accruals where necessary and the Company believes the probability of a material loss beyond the amounts accrued to be remote.  However, the ultimate liability for these matters is uncertain, and if accruals and reserves are not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations of the Company.  The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

Wage and Hour/ Labor Matters   In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues.  As part of this investigation, the DOL inspected 14 of the Company's processing facilities.  On May 9, 2002, the Secretary of Labor filed a civil complaint against the Company in the U.S. District Court for the Northern District of Alabama.  The complaint alleges that the Company violated the overtime provisions of the federal Fair Labor Standards Act (FLSA) at the Company's chicken-processing facility in Blountsville, Alabama.  The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor has indicated in discovery that the case seeks to require the Company to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods.  The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the

Complaint, an additional amount in unspecified liquidated damages, and an injunction against future violations at that facility and all other chicken processing facilities operated by the Company.  The parties are in the process of concluding discovery.  The Secretary of Labor's motion to extend certain case deadlines is pending before the court.

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox v. Tyson) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the FLSA.  The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs.  At filing, 159 current and/or former employees consented to join the lawsuit and, to date, approximately 5,100 consents have been filed with the court. Plaintiff's motion for conditional collective treatment and court-supervised notice to additional putative class members was denied on February 27, 2004.  The plaintiffs refiled their motion for conditional collective treatment and court-supervised notice to additional putative class members on April 2, 2004.  Discovery in this case is largely completed.  No trial date has been set.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox v. Tyson in that the employees claim violations of the FLSA for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law.  Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. Currently, there are approximately 500 additional current or former employees who have filed consents to join the lawsuit. The court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities.  On July 17, 2002, the court granted the plaintiffs' motion to certify the state law claims.  On September 23, 2002, the Third Circuit Court of Appeals agreed to hear the Company's petition to review the court's decision to certify the state law claims.   On September 8, 2003, the Court of Appeals reversed the district court's certification of a class under the Pennsylvania Wage Payment & Collection Law, ruling that those claims could not be pursued in federal court.  The appellate court further ruled that the Company must reissue notice of their potential FLSA claims to approximately 1,500 employees who did not previously receive notice.  The Court of Appeals remanded the matter to the district court to proceed accordingly on September 30, 2003. Further proceedings in the district court are pending.

Substantially similar suits have been filed against several other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v. Tyson and the other lawsuits.

On November 5, 2001, a lawsuit entitled Maria Chavez, et al. vs. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. (Chavez). was filed in the U.S. District Court for the Eastern District of Washington against TFM and the Company by several employees of TFM's Pasco, Washington, beef slaughter and processing facility alleging various violations of the FLSA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The

Chavez lawsuit alleges TFM and/or the Company required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege that similar prior litigation entitled Alvarez, et al. vs. IBP (Alvarez), which resulted in a $3.1 million final judgment against TFM, supports a claim of collateral estoppel and/or is res judicata as to the issues raised in this new litigation.  Plaintiffs are seeking reimbursement for an unspecified amount of damages, exemplary damages, liquidated damages, prejudgment interest, attorney fees and costs.  TFM filed a timely Notice of Appeal in Alvarez and plaintiffs filed a timely notice of Cross-Appeal.  On August 5, 2003, the Ninth Circuit Court of Appeals affirmed the lower court's decision in part and reversed the lower court's decision in part, and remanded the case to the lower court for recalculation of damages.  If the ruling of the Ninth Circuit Court of Appeals is upheld in its entirety, TFM will have additional exposure in Alvarez of approximately $5 million.  TFM filed a petition for rehearing by the panel of the Ninth Circuit Court of Appeals that heard Alvarez or, in the alternative, a rehearing en banc, which was denied on December 2, 2003.  It also filed a petition to certify state law claims to the Washington Supreme Court which was denied on September 23, 2003.  On December 5, 2003, TFM filed a Petition to Stay the Mandate indicating that it will be filing a Petition for Certiorari with the U.S. Supreme Court seeking the Court's review of the Ninth Circuit's adverse opinion.  A Stay of the Mandate was ordered by the Ninth Circuit on December 10, 2003.  A Petition for Certiorari was filed with the U.S. Supreme Court on February 26, 2004.  Briefing on the Petition is now complete and the Company is awaiting a decision from the U.S. Supreme Court.  Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but the U.S. District Court for the Eastern District of Washington granted plaintiff's motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23 and notice has been sent to potential state law claim class members.  The state-law class is now closed and contains approximately 3,900 class members, including approximately 1,200 on the federal claim.  A trial date of September 7, 2004 in Chavez has been set by the court.

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, Inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee.  Ten current and former hourly employees of TFM's case-ready facility in Goodlettsville, Tennessee filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming that the defendants have violated the overtime provisions of the FLSA.  To date, approximately 100 other current and/or former employees have consented to the suit.  The suit alleges that the Company has failed to pay employees for all hours worked from the plant's commencement of operations under TFM's control in April 2001.  The Company acquired the plant as part of its acquisition of TFM.  In particular, the suit alleges that employees should be paid for the time it takes to collect, assemble, and put on, take off and wash their health, safety, and production gear at the beginning and end of their shifts and during their meal period.  The suit also alleges that the Company deducts 30 minutes per day from employees' paychecks regardless of whether employees obtain a full 30-minute period for their meal.  Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs.  On January 10, 2003, another 31 employees from Tennessee filed consents to join the lawsuit as plaintiffs.  On January 15, 2003, the Company filed an answer to the complaint denying any liability. On January 14, 2003, the named plaintiffs filed a motion for expedited court-supervised notice to prospective class members.   The motion sought to conditionally certify a class of similarly situated employees at all of TFM's non-unionized facilities that have not been the subject of FLSA litigation.  Plaintiffs then withdrew a request for conditional certification of similarly situated employees at all of TFM's non-unionized facilities and rather sought to include all non-exempt employees that have worked at the Goodlettsville facility since its opening on April 1, 2001.  On June 9, 2003, the Company filed a Motion for Summary Judgment seeking the applicability of the injunction entered by the U.S. District Court for the District of Kansas and affirmed by the U.S. Court of Appeals for the Tenth

Circuit (Metzler v. IBP, inc. 127 F. 3rd 959, 10th Cir. 1997), which the Company contends has a preclusive effect as to plaintiff's claims based on pre- and post-shift activities.  The Plaintiffs are conducting discovery limited to that issue in order to respond to said Motion by June 18, 2004.  On November 17, 2003, the district court conditionally certified a collective action composed of similarly situated current and former employees at the Goodlettsville facility based upon clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001.  Class Notices to approximately 4,500 prospective class members were mailed on January 21, 2004.   Presently, approximately 500 current and former employees have opted into the class.

Environmental Matters   On October 23, 2001, a putative class action lawsuit was filed in the District Court for Mayes County, Oklahoma, against the Company by R. Lynn Thompson and Deborah S. Thompson on behalf of all owners of Grand Lake O' the Cherokee's littoral (lake front) property. The suit alleges that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake.  Plaintiffs are seeking injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  Simmons Foods, Inc. ("Simmons") and Peterson Farms, Inc. ("Peterson") have been joined as defendants.  The Company and Simmons are seeking leave to file a third party complaint against entities that contribute wastes and wastewater into Grand Lake. The class certification hearing was held in October 2003.  On December 11, 2003, the trial court entered an order which granted class certification. On January 12, 2004, the Company, Simmons and Peterson filed a Petition in Error (the "Petition") in the Oklahoma Supreme Court which challenges and seeks appellate level review of the trial court's certification order.   The Oklahoma Supreme Court has not yet scheduled proceedings on the Petition.

Securities Matters  Between January and March 2001, a number of lawsuits were filed by certain stockholders in the U.S. District Court for the District of South Dakota and one suit filed in the U.S. District Court for the Southern District of New York seeking to certify a class of all persons who purchased IBP, inc. ("IBP") stock between February 7, 2000, and January 25, 2001.  The plaintiff in the New York action voluntarily dismissed and refiled its complaint in South Dakota, where the suits were consolidated under the name In re IBP, inc. Securities Litigation and a single, consolidated amended complaint was filed.  The complaint, seeking unspecified compensatory damages, alleged that IBP and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claimed IBP issued materially false statements about IBP's financial results in order to inflate its stock price.  IBP filed a Motion to Dismiss on December 21, 2001, which was then fully briefed.  While the motion was awaiting decision, IBP and the plaintiffs reached a tentative settlement of all claims, as reflected by a Memorandum of Understanding ("MOU") that was executed on March 19, 2003.  In July 2003, a finalized Stipulation of Settlement consistent with the MOU was executed and submitted to the court for its preliminary approval.  In light of this tentative settlement, IBP was permitted by the court to withdraw its pending motion to dismiss, without prejudice.  On July 31, 2003, the court issued an order preliminarily approving the settlement, preliminarily certifying a Settlement Class of all persons who purchased IBP common stock during the period from February 7, 2000, through January 25, 2001, and approving proposed notice to the Settlement Class members.  A class notice was subsequently provided by plaintiffs to class members, informing them, among other things, of the tentative settlement and of their ability to file objections within a required period.  No objections to the settlement were filed by class members.  On February 24, 2004, the court granted final approval to the settlement and issued a judgment order consistent with its terms that, among other things, dismissed all of plaintiffs' claims with prejudice. No appeals from this judgment or any other order were taken, and the time for any such appeal has expired.

Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP stock from March 29, 2001, when the Company announced its intention to terminate its Merger Agreement with IBP, through June 15, 2001, when a Delaware state court rendered its Post-Trial Opinion ordering the merger to proceed.  Plaintiffs in the various actions alleged that the defendants violated federal securities laws by making, causing or allowing to be made, certain allegedly false and misleading statements in a March 29, 2001, press release issued in connection with the Company's attempted termination of the Merger Agreement.  The plaintiffs alleged that, as a result of the defendants' alleged conduct, purported class members were harmed by an alleged artificial deflation in the price of IBP's stock during the proposed class period. The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation and, on December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint.  On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint.  By memorandum order dated October 23, 2002, the court granted in part and denied in part the defendants' motion to dismiss.  On October 6, 2003, the court certified a class consisting of those who purchased IBP securities on or before March 29, 2001, and subsequently sold such securities from March 30 through June 15, 2001, inclusive, and sustained damages as a result of such transaction.  Discovery in the case has concluded.  Plaintiffs and defendants have each filed motions for summary judgment, and oral arguments on those motions is scheduled for May 27, 2004.  In the event summary judgment is not granted, a jury trial date of August 11, 2004 has been set.

General Matters  In July 1996, certain cattle producers filed Henry Lee Pickett, et al. vs. IBP, inc. in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleged that TFM (then known as IBP) used its market power and alleged "captive supply" agreements to reduce the prices paid by TFM on purchases of cattle in the cash market in alleged violation of the Packers and Stockyards Act ("PSA").  Plaintiffs sought injunctive and declaratory relief, as well as actual and punitive damages.  Plaintiffs submitted an amended expert report on November 19, 2003, showing alleged damages on all cash market purchases by TFM of approximately $2.1 billion.  Trial of this matter began on January 12, 2004, and concluded on February 10, 2004.  On February 17, 2004, a jury returned a verdict against the Company on liability and gave an "advisory" verdict on damages that estimated the impact on the cash market (i.e., a group larger than the class) as $1.28 billion.  On February 25, 2004, the Company filed a renewed motion requesting the Court to enter a judgment as a matter of law ("JMOL") for the Company.  On March 1, 2004, the plaintiffs filed motions asking the Court to enter the $1.28 billion advisory verdict as an award of damages to the plaintiffs and requesting prejudgment interest.  On March 22, 2004, the Court denied the plaintiff's motions for entry of a damages award.  On April 23, 2004, the Court granted the Company's JMOL motion, and held (i) the Company had legitimate business reasons for using "captive supplies," (ii) there was "no evidence before the Court to suggest that [the Company's] conduct is illegal," and (iii) "plaintiffs failed to present evidence at trial to sustain their burden with respect to liability and damages."  The plaintiffs have stated they will appeal the Court's entry of judgment in favor of the Company.  Management believes, consistent with the Court's opinion, that TFM's use of marketing agreements and other contracts for the purchase of cattle do not violate the PSA and that TFM has acted properly and lawfully in its dealings with cattle producers.

On September 12, 2002, 82 individual plaintiffs filed Michael Archer, et al. v. Tyson Foods, Inc. and The Pork Group, Inc., CIV 2002-497, in the Circuit Court of Pope County, Arkansas.  On August 18, 2002, the Company announced a restructuring of its live swine operations which, among other things, resulted in the discontinuance of relationships with approximately 130 contract hog producers, including the plaintiffs.  In their complaint, the plaintiffs allege that the Company committed fraud and should be promissorily estopped from terminating the parties' relationship.  The plaintiffs seek an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  The Company has filed a motion to Stay All Proceedings and Compel Arbitration which was denied.  That decision was appealed to the Arkansas Supreme Court by the Company and affirmed.  The case was remanded to the Circuit Court and discovery is proceeding.

Note 10:   DEFERRED COMPENSATION

In July 2003, the Compensation Committee authorized the Company to award performance based shares of the Company's Class A Common Stock to certain senior executive officers on the first business day of each of the Company's 2004, 2005 and 2006 fiscal years having an initial maximum aggregate value of $4.4 million on the date of each award.  The vesting of the performance based shares for the 2004 and 2005 awards is over three years and the vesting of the 2006 award is over two and one-half years (the Vesting Period), each award being subject to the attainment of Company goals determined by the Compensation Committee prior to the date of the award.  Each quarter during the Vesting Period, the Company reviews progress toward attainment of Company goals and determines if it is appropriate to record any adjustment to the deferred compensation liability for the anticipated vesting of the shares.  The attainment of Company goals can only be finally determined at the end of the Vesting Period.  If the shares vest the ultimate expense to the Company recognized over the Vesting Period will be equal to the Class A Common Stock price on the date the shares vest times the number of shares awarded.

Note 11:   PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Effective January 1, 2004, the Company implemented a new defined benefit plan for certain contracted officers.  Included in this plan is unrecognized prior service cost of $7 million.  The prior service cost will be amortized over the 12 year average remaining service life of the participants in the plan in accordance with Company policy.

Note 12:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Numerator:
Net income	$119	$72	$176	$111

Denominator:
Denominator for basic earnings per share-
Weighted average shares	345	346	345	346
Effect of dilutive securities:
Stock options and restricted stock	11	6	11	7
Denominator for diluted earnings per share-
Adjusted weighted average shares and
assumed conversions	356	352	356	353

Basic earnings per share	$0.34	$0.21	$0.51	$0.32

Diluted earnings per share	$0.33	$0.20	$0.49	$0.31

Note 13:   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Net income	$119	$72	$176	$111
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(3)	10	6	10
Derivative gain	37	-	45	2
Derivative reclassified to income statement	1	2	(2)	1
Total comprehensive income	$154	$84	$225	$124

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Income tax benefit (expense):
Derivative gain	$(24)	$-	$(29)	$(1)
Derivative reclassified to income statement	-	(1)	1	(1)
Total income tax expense	$(24)	$(1)	$(28)	$(2)

Note 14:   SUPPLEMENTAL CASH FLOW INFORMATION

The following non-cash transaction was excluded from the statement of cash flows for the six months ended March 27, 2004. The $91 million change in goodwill in the first quarter of fiscal 2004 from the September 27, 2003 balance and the corresponding change in other current liabilities is due to an adjustment of pre-acquisition tax liabilities assumed as part of the TFM acquisition.  The Company received formal approval during the first quarter from The Joint Committee on Taxation of the U.S. Congress for issues relating to certain pre-acquisition years.  As a result of this approval, the accrual of $91 million of pre-acquisition tax liability was no longer needed.

Note 15:   TRANSACTION WITH RELATED PARTY

In the second quarter of fiscal 2004, the Company purchased 1,028,577 shares of the Company's Class A Common Stock in a private transaction with Don Tyson, a director and managing general partner of the Tyson Limited Partnership, a principal shareholder of the Company.  The purchase of those shares from Mr. Tyson, which was approved by the Governance Committee of the board of directors on January 29, 2004, was based on the closing price of the Company's Class A Common Stock on the New York Stock Exchange on the date of such approval.

Note 16:   SEGMENT REPORTING

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

Other segment includes the logistics group and other corporate activities not identified with specific protein groups.

Information on segments and a reconciliation to income before taxes on income are as follows, (in millions):

	Three Months Ended				Six Months Ended
	March 27, 2004		March 29, 2003		March 27, 2004		March 29, 2003
Sales
Chicken	$2,050		$1,828		$3,961		$3,623
Beef	2,695		2,790		5,830		5,505
Pork	732		597		1,468		1,191
Prepared Foods	662		618		1,372		1,302
Other	14		12		27		26
Total Sales	$6,153		$5,845		$12,658		$11,647

Operating Income:
Chicken	$189	(a)	$45		$305	(d)	$58	(g)
Beef	(2)		6		(31)	(e)	53
Pork	34		24		83		48
Prepared Foods	20	(b)	7		26	(f)	36
Other	22		101	(c)	41		133	(h)
Total Operating Income	263		183		424		328

Other Expense	75		72		147		156

Income before Income Taxes	$188		$111		$277		$172

      a.  Includes $8 million of pre-tax charges related to the closing of the Jackson, Mississippi, poultry operation.
b.  Includes $6 million of pre-tax charges related to the closings of the Manchester, New Hampshire, Augusta, Maine, and Mexican Original Fayetteville, Arkansas facilities.
c.  Includes $94 million of pre-tax gains related to vitamin antitrust litigation settlements received.
d.  Includes $12 million of pre-tax charges related to the closings of the Berlin, Maryland, and Jackson, Mississippi, poultry operations.
e.  Includes $61 million of pre-tax BSE related charges.
f.  Includes $27 million of pre-tax charges related to the closings of the Manchester, New Hampshire, Augusta, Maine, and Mexican Original Fayetteville, Arkansas facilities.
g.  Includes $47 million of pre-tax charges related to the closing of the Stilwell, Oklahoma, and Jacksonville, Florida, poultry operations.
h.  Includes $122 million of pre-tax gains related to vitamin antitrust litigation settlements received.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The Company produces, distributes and markets chicken, beef, pork and prepared foods and related allied products. It is the world's largest processor and marketer of chicken, beef and pork products, and is also the second largest publicly traded food company in the United States and has one of the most recognized brand names in the food industry. The Company's primary operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors that influence the Company's business are market prices for the Company's chicken, beef and pork products, customer demand for the Company's products, the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace, accessibility of international markets, the cost of live cattle and hogs, raw materials and grain and operating efficiencies of the Company's facilities.

Earnings for the second quarter of fiscal 2004 were $119 million or $0.33 per diluted share compared to $72 million or $0.20 per diluted share for the second quarter of fiscal 2003.  Pre-tax earnings for the second quarter of fiscal 2004 included $14 million of costs, or $.02 per diluted share, related to prepared foods and poultry plant closings along with an approximate $50 million net benefit in the Chicken segment from the Company's on-going commodity risk management hedging activities and grain purchases.  Pre-tax earnings for the second quarter of fiscal 2003 included $94 million or $0.17 per diluted share, received in connection with vitamin antitrust litigation.

Earnings for the first six months of fiscal 2004 were $176 million or $0.49 per diluted share compared to $111 million or $0.31 per diluted share for the same period last year.  Included in pre-tax earnings for the first six months of fiscal 2004 was approximately $61 million or $0.11 per diluted share, of BSE related charges, approximately $39 million, or $0.07 per diluted share, related to poultry and prepared foods plant closings and an approximate $60 million net benefit in the Chicken segment from the Company's on-going commodity risk management hedging activities and grain purchases.  Pre-tax earnings for the first six months of fiscal 2003 included approximately $122 million, or $0.22 per diluted share, received in connection with vitamin antitrust litigation, and approximately $47 million, or $0.09 per diluted share, of costs related to closing of two poultry operations.

The Company recognized pre-tax gains of approximately $90 million and $103 million for the three and six months ended March 27, 2004, related to on-going commodity risk management hedging activities related to the Company's purchases of derivative products related to grain procurement that did not qualify for SFAS 133 hedge accounting.  These gains primarily resulted from the increase in  futures prices during the quarter and the Company having a higher number of derivative positions in place during the quarter as compared to the same period in the prior year.  These gains offset an estimated $40 million and $43 million increase in physical grain purchase costs for the three and six months ended March 27, 2004, as compared to the prior year.

On December 23, 2003, the USDA announced that a single case of BSE had been diagnosed in a Washington state dairy cow.  The effect on the Company's Beef segment caused by that announcement along with the decision of various countries to restrict imports of U.S. beef products resulted in the Company recording BSE related pre-tax charges of approximately $61 million in the first quarter of fiscal 2004.  These charges were included in costs of sales and primarily relate to finished product inventory destined for international markets, whether in-transit, located at the shipping ports, or located within domestic storage, live cattle inventory and open futures positions.  No material adjustments were made in the second quarter to the BSE related accruals recorded in the first quarter of fiscal 2004 and none are anticipated in future quarters.

Second Quarter of Fiscal 2004 vs. Second Quarter of Fiscal 2003

Sales increased $308 million and 5.3%, with a 10.1% increase in price and a 4.4% decrease in volume.  Volumes declined due to a reduction in international export activity resulting from import restrictions imposed by various countries.

Cost of sales increased $203 million or 3.7%.  As a percent of sales, cost of sales decreased to 92.1% from 93.5%.  This decrease was primarily due to increased sales prices, the Company's on-going commodity risk management hedging activities during the recent increases in prices of corn and soybean meal, and increased operational efficiencies in the Chicken segment, partially offset by increases in grain costs in the Chicken segment, higher live cattle prices in the Beef segment and the $94 million benefit received in connection with the vitamin antitrust litigation in the second quarter of fiscal 2003.

Selling, general and administrative expenses increased $11 million or 5.6%.  As a percentage of sales, selling, general and administrative expenses remained constant at 3.4%.  The increase was primarily due to an increase in personnel related and incentive-based compensation of approximately $15 million and a reversal of approximately $8 million for legal accruals in the second quarter of fiscal 2003 which were no longer required due to cases being closed. The increases in selling, general and administrative expenses were partially offset by approximately $9 million received during the quarter related to a legal settlement from one of the Company's insurance providers.

Other charges include plant closing costs of $14 million recorded in the second quarter of fiscal 2004 primarily related to closing of the Company's Jackson, Mississippi facility and additional costs related to the previously announced closing of its Manchester, New Hampshire and Augusta, Maine facilities.

Interest expense increased $1 million or 1.4%, primarily resulting from $7 million in charges from the early redemption of Tyson de Mexico preferred shares, as well as the Company's on-going efforts to buy back some of our bonds at attractive prices when available in the market, offset by reduced interest expense resulting from lower levels of debt.  Excluding the $7 million in charges noted above, the overall weighted average borrowing rate increased from 7.0% to 7.4%, while the Company's average indebtedness decreased 12.6%.

The effective tax rate for the second quarter of fiscal 2004 increased to 36.8% compared to 35.5% in the second quarter of fiscal 2003. The Extraterritorial Income Exclusion (ETI) reduced the second quarter effective rate by 0.4% compared to 2.0% in the same period last year. The 2004 estimated ETI was reduced during the second quarter of fiscal 2004 due to a reduction in fresh meats international business related to the December BSE case diagnosed in the state of Washington.

Segment Results

Information on segments is as follows (in millions):

	Three Months Ended
	Sales March 27, 2004	Sales March 29, 2003	Sales Change	Sales Percentage Change	Volume Change	Average Sales Price Change
Chicken	$2,050	$1,828	$222	12.1%	(2.1%)	14.6%
Beef	2,695	2,790	(95)	(3.4%)	(11.7%)	9.4%
Pork	732	597	135	22.6%	5.6%	15.8%
Prep Foods	662	618	44	7.1%	2.2%	4.9%
Other	14	12	2	16.7%	N/A	N/A
Total	$6,153	$5,845	$308	5.3%	(4.4%)	10.1%

	Three Months Ended
	Operating Income (Loss) March 27, 2004	Operating Income March 29, 2003	Operating Income (Loss) Change	Operating Margin March 27, 2004	Operating Margin March 29, 2003
Chicken	$189	$45	$144	9.2%	2.5%
Beef	(2)	6	(8)	(0.1%)	0.2%
Pork	34	24	10	4.6%	4.0%
Prep Foods	20	7	13	3.0%	1.2%
Other	22	101	(79)	N/A	N/A
Total	$263	$183	$80	4.3%	3.1%

Chicken segment sales increased in the second quarter of fiscal 2004, compared to the same period last year.  Foodservice chicken sales increased 12.9%, retail chicken sales increased 12.8% and international chicken sales increased 10.8%.  Operating income for the quarter benefited from our on-going commodity risk management hedging activities, which provided approximately $90 million of benefit to offset an estimated $40 million of increased grain costs (based on year over year increases in grain markets), higher market prices primarily due to increased leg quarter and breast meat prices, continued improvements in pricing and product mix, and improved operating costs.  Segment operating income also includes $8 million of accruals related to plant closing costs that were recognized during the quarter.  Chicken segment sales volumes decreased due to a reduction in international export activity resulting from import restrictions by various countries caused by the avian influenza outbreaks in the United States.

Beef segment sales decreased in the second quarter of fiscal 2004, compared to the same period last year.  Domestic fresh meat beef sales increased 4.3%, international beef sales decreased 39.9% and case-ready beef sales increased 8.8%.  Operating income decreased due to lower domestic volumes and live cost increases which were not offset by corresponding increases in cut-out values and drop credits due to the lack of export markets, offset by increased volumes and margins by our Lakeside operation in Canada.  The diagnosis of a single case of BSE in a Washington state dairy cow in the first quarter of fiscal 2004 along with the resulting import restrictions on U.S. beef products imposed by various countries continues to negatively impact the Beef segment's results of operations.  No material adjustments were made in the second quarter to the BSE related accruals recorded in the first quarter of fiscal 2004.

Pork segment sales increased in the second quarter of fiscal 2004, compared to the same period last year as domestic fresh meat pork sales increased 17.1%, international pork sales increased 73.5%, case-ready pork sales increased 33.6% and live swine sales decreased 37.7%.  The increase in the Pork segment's operating income is due to higher average selling prices and improved drop credits as pork benefited from stronger international markets and operating efficiencies due to increased volume year over year, more than offsetting increases in live costs.

Prepared Foods segment sales increased in the second quarter of fiscal 2004 compared to the same period last year as foodservice prepared foods sales increased 14.1%, international prepared foods sales increased 1.6% and retail prepared foods sales decreased slightly.  Excluding plant closing costs of approximately $6 million recorded in the second quarter of fiscal 2004, operating income was approximately $26 million and 3.9% of sales.  The increase is primarily due to higher average selling prices and increased volumes, partially offset by increased raw material prices.

Other segment operating income decreased primarily due to settlements of $94 million received in the second quarter of fiscal 2003 related to vitamin antitrust litigation.

Six Months of Fiscal 2004 vs. Six Months of Fiscal 2003

Sales increased $1.0 billion and 8.7%, with a 12.9% increase in price and a 3.7% decrease in volume.  Volumes declined due to a reduction in international export activity resulting from import restrictions imposed by various countries.

Cost of sales increased $912 million or 8.4%.  As a percent of sales, cost of sales decreased to 93.1% from 93.3%.  This decrease was primarily due to increased sales prices, the Company's on-going commodity risk management hedging activities during the recent increases in prices of corn and soybean meal, and increased operational efficiencies in the Chicken segment partially offset by the increases in grain costs in the Chicken segment, BSE related charges, higher live cattle prices in the Beef segment, and the $122 million benefit received in connection with the vitamin antitrust litigation in the first six months of fiscal 2003.

Selling, general and administrative expenses increased $11 million or 2.7%.  As a percentage of sales, selling, general and administrative expenses decreased to 3.3% from 3.5%.  The increase in expenses was primarily due to an increase in personnel related and incentive-based compensation of approximately $16 million and a reversal of approximately $8 million for legal accruals in the second quarter of fiscal 2003 which were no longer required due to cases being closed. The increases in selling, general and administrative expenses were partially offset by approximately $9 million received during the second quarter related to a legal settlement from one of the Company's insurance providers.

Other charges include plant closing costs of $39 million and $47 million recorded in the six months of fiscal years 2004 and 2003, respectively.  Fiscal 2004 costs were primarily related to closing of the Company's Jackson, Mississippi, Manchester, New Hampshire and Augusta, Maine facilities.  The prior year costs were related to the closing of the Company's Stilwell, Oklahoma and Jacksonville, Florida facilities.

Interest expense decreased $9 million or 6.0%, primarily resulting from an 11.5% decrease in the Company's average indebtedness, offset by $9 million in charges from the Company's on-going efforts to buy back some of our bonds at attractive prices when available in the market and the early redemption of Tyson de Mexico preferred shares, and increases in the average borrowing rate.  In the six months of fiscal 2003, the Company incurred $6 million in charges from bond buy backs.  Excluding the charges noted above, the overall weighted average borrowing rate increased from 7.0% to 7.3%.

The effective tax rate for the first six months of fiscal 2004 increased to 36.4% compared to 35.5% for the comparable period of fiscal 2003. The estimated ETI amount reduced the 2004 effective tax rate by 1.3% compared to 2.5% for 2003.

Segment Results

Information on segments is as follows (in millions):

	Six Months Ended
	Sales March 27, 2004	Sales March 29, 2003	Sales Change	Sales Percentage Change	Volume Change	Average Sales Price Change
Chicken	$3,961	$3,623	$338	9.3%	0.7%	8.6%
Beef	5,830	5,505	325	5.9%	(12.0%)	20.3%
Pork	1,468	1,191	277	23.3%	4.9%	17.5%
Prep Foods	1,372	1,302	70	5.4%	(0.4%)	5.8%
Other	27	26	1	3.8%	N/A	N/A
Total	$12,658	$11,647	$1,011	8.7%	(3.7%)	12.9%
	Six Months Ended
	Operating Income (Loss) March 27, 2004	Operating Income March 29, 2003	Operating Income (Loss) Change	Operating Margin March 27, 2004	Operating Margin March 29, 2003
Chicken	$305	$58	$247	7.7%	1.6%
Beef	(31)	53	(84)	(0.5%)	1.0%
Pork	83	48	35	5.7%	4.0%
Prep Foods	26	36	(10)	1.9%	2.8%
Other	41	133	(92)	N/A	N/A
Total	$424	$328	$96	3.3%	2.8%

Chicken segment six months sales increased compared to the same period last year as foodservice chicken sales increased 5.9%, retail chicken sales increased 13.1% and international chicken sales increased 15.6%.  Operating income for the six months benefited from our on-going commodity risk management hedging activities, which provided approximately $103 million of benefit to offset an estimated $43 million of increased grain costs (based on year over year increases in grain markets), higher market prices primarily due to increased leg quarter and breast meat prices and $47 million of plant closing related charges recorded in fiscal 2003 as compared to $12 million recorded in fiscal 2004.  Chicken segment sales volumes were negatively impacted due to a reduction in international export activity resulting from import restrictions by various countries caused by the avian influenza outbreaks in the United States.

Beef segment six months sales increased compared to the same period last year, as domestic fresh meat beef sales increased 10.0%, international beef sales decreased 17.0% and case-ready beef sales increased 20.1%.  Exclusive of BSE related charges recorded in the first quarter of fiscal 2004, operating income decreased $23 million.  Operating income decreased domestically due to lower volumes and live cost increases which were not offset by corresponding increases in cut-out values and drop credits due to the lack of export markets, offset by increased volumes and margins by our Lakeside operation in Canada.  The diagnosis of a single case of BSE in a Washington state dairy cow in the first quarter of fiscal 2004 along with the resulting import restrictions on U.S. beef products imposed by various countries continues to negatively impact the Beef segment's results of operations.  No material adjustments were made in the second quarter to the BSE related accruals recorded in the first quarter of fiscal 2004.

Pork segment six months sales increased compared to the same period last year, as domestic fresh meat pork sales increased 19.1%, international pork sales increased 68.3%, case-ready pork sales increased 33.5% and live swine sales decreased 37.6%.  The increase in the Pork segment's operating income is due to higher average selling prices and improved drop credits as pork benefited from stronger international markets and production efficiencies due to increased volume year over year, more than offsetting increases in live costs.

Prepared Foods segment six months sales increased compared to the same period last year, as foodservice prepared foods sales increased 11.9%, international prepared foods sales increased 28.4% and retail prepared foods sales decreased 2.8%.  Excluding plant closing costs of approximately $27 million recorded in fiscal 2004, operating income was $53 million and 3.9% of sales.  The increase is primarily due to higher average selling prices and increased volumes, partially offset by increased raw material prices.

Other segment operating income decreased primarily due to settlements of $122 million received in fiscal 2003 related to vitamin antitrust litigation.

FINANCIAL CONDITION

For the three months ended March 27, 2004, net cash totaling $284 million was provided by operating activities, primarily resulting from net income and depreciation and amortization.  The Company used cash from operations to pay down debt by $105 million, to fund $107 million of property, plant and equipment additions, to pay dividends of $14 million and to repurchase $29 million of the Company's Class A common stock.

For the six months ended March 27, 2004, net cash totaling $545 million was provided by operating activities.  The increase from the same period last year was primarily due to an increase in net income of $65 million and a net change in working capital of $209 million.  The change in working capital was primarily due to the decrease in accounts receivable resulting from improved accounts receivable turnover as well as changes in accounts payable caused by timing of cash disbursements.  The Company used the cash from operations to pay down debt by $219 million, to fund $231 million of property, plant and equipment additions, to pay dividends of $27 million and to repurchase $38 million of the Company's Class A common stock.  The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.  Capital spending for fiscal 2004 is expected to be in the range of $450-$500 million, which includes spending on plant automation as well as information systems technology improvements.

Working capital was $1,029 million at March 27, 2004, and $896 million at September 27, 2003, an increase of $133 million.  The current ratio at March 27, 2004, and September 27, 2003, was 1.5 to 1 and 1.4 to 1, respectively.  At March 27, 2004, total debt was 45.0% of total capitalization compared to 47.7% at September 27, 2003.

Total debt at March 27, 2004, was $3.4 billion, a decrease of $219 million from September 27, 2003.  The Company has unsecured revolving credit facilities totaling $1 billion that support the Company's commercial paper program. These $1 billion in facilities consist of $200 million that expire in June 2004, $300 million that expire in June 2005 and $500 million that expire in September 2006.  Additionally, the

Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consists of $375 million expiring August 2004 and $375 million expiring in August 2005.  At March 27, 2004, and September 27, 2003, there were no amounts drawn under these agreements. Outstanding debt at March 27, 2004, consisted of $3.2 billion of debt securities and other indebtedness of $175 million.  The Company plans to renew both the revolving credit agreement and the receivables purchase agreement that mature in fiscal 2004, and pay off the notes maturing in fiscal 2004 with amounts available under the Company's short-term borrowings, as well as excess cash.

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company was in compliance with these covenants at March 27, 2004.

The change in goodwill from September 27, 2003, was due to an adjustment of pre-acquisition tax liabilities assumed as part of the TFM acquisition.  The Company received formal approval during the first quarter from The Joint Committee on Taxation of the U.S. Congress for issues relating to certain pre-acquisition years.  As a result of this approval, the accrual of $91 million of pre-acquisition tax liability was no longer needed.

The increase in accumulated other comprehensive income from September 27, 2003, was primarily due to $43 million resulting from the Company's commodity risk management hedging activities. The Company expects to recognize the amounts in other comprehensive income into earnings within the next 12 months.

The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows provided by operating activities.  Additionally, at March 27, 2004, the Company had borrowing capacity of approximately $1.5 billion consisting of $716 million available under its $1 billion unsecured revolving credit agreements and $750 million under its accounts receivable securitization.

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

Financial instruments   The Company uses derivative financial instruments to manage its exposure to various market risks, including certain livestock, interest rates, grain and feed costs and other commodities used in the normal course of operations. The Company may also hold positions for which hedge accounting, as defined by SFAS 133, is not applied.  The related positions must be marked-to-market as of the end of each quarter in which the positions exist.  As the commodities underlying the Company's hedges can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS 133 could result in volatility in the Company's results of operations.

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

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as live cattle, live swine or feed grain costs; (ii) changes in the availability and relative costs of labor and contract growers; (iii) operating efficiencies of facilities; (iv) market conditions for finished products, including the supply and pricing of alternative proteins; (v) effectiveness of advertising and marketing programs; (vi) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (vii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (viii) risks associated with effectively evaluating derivatives and hedging activities; (ix) changes in regulations and laws (both domestic and foreign), including changes in accounting standards, environmental laws and occupational, health and safety laws; (x) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation;  (xi) adverse results from ongoing litigation; (xii) access to foreign markets together with foreign economic conditions, including currency fluctuations and import/export restrictions; and (xiii) the effect of, or changes in, general economic conditions.

Item 3.   Quantitative and Qualitative Disclosure About Market Risks

MARKET RISK

Market risks relating to the Company's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates as well as credit risk concentrations. To address certain of these risks, the Company enters into various derivative transactions as described below.  If a derivative instrument is a hedge, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument's change in fair value, as defined by SFAS No. 133, as amended, will be immediately recognized in earnings as a component of cost of sales.  Instruments that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings.  Additionally, the Company holds certain positions, primarily in grain and livestock futures and options, for which it does not apply SFAS 133 hedge accounting, but instead marks these positions to fair value through earnings at each reporting date.

The sensitivity analyses presented below are the measures of potential losses of fair value resulting from hypothetical changes in market prices related to commodities.  Sensitivity analyses do not consider the actions management may take to mitigate the Company's exposure to changes, nor do they consider the effects that such hypothetical adverse changes may have on overall economic activity.  Actual changes in market prices may differ from hypothetical changes.

Commodities Risk The Company is a purchaser of certain commodities, such as corn, soybeans, livestock and natural gas in the course of normal operations.  The Company uses commodity futures and options for hedging purposes to reduce the effect of changing prices and as a mechanism to procure the underlying commodity.  However, as the commodities underlying the Company's hedges can experience significant price fluctuations, any requirement to mark-to-market the positions that have not be designated or do not qualify as hedges under SFAS 133 could result in volatility in the Company's results of operations.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting.  The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of March 27, 2004 and September 27, 2003, respectively, on fair value of open positions.  The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices.  The market risk exposure analysis includes hedge and non-hedge positions.  The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated.  The following sensitivity analysis reflects an inverse impact on earnings for changes in the fair value of open positions for livestock and natural gas and a direct impact on earnings for changes in the fair value of open positions for grain.

Table of Contents Effect of 10% change in fair value		(in millions)
	(unaudited) March 27, 2004	September 27, 2003
Livestock:
Cattle	$28	$28
Hogs	28	12

Grain	$77	$26
Natural Gas	$12	$11

Refer to the Company's market risk disclosures set forth in the 2003 Annual Report filed on Form 10-K, as amended, for a detailed discussion of quantitative and qualitative disclosures about interest rate, foreign currency and concentrations of credit risks.  The Company's risk disclosures regarding interest rates, foreign currency and concentration of credit have not changed significantly from the 2003 Annual Report.

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

Trial was set for February 7, 2004 but was continued based on settlement discussions between TFM and the State of Illinois.  In May 2003, the State of Illinois attempted to add the Company as a defendant in the suit, which the court subsequently denied.  In September 2003, the State of Illinois served the Company with a complaint that had been filed in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division alleging substantially the same causes of action against the Company as had been alleged in the action against TFM.  A motion to dismiss has been filed as to all claims.

On February 25, 2004 the Indiana Department of Environmental Management ("IDEM") issued a Notice of Violation to the Company's Mexican Original subsidiary facility in Portland, IN for alleged violations of the Clean Air Act permitting regulations.  During a meeting held on April 14, 2004, IDEM requested an administrative penalty of approximately $195,000.

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

In March 2004, the Company was advised the SEC had commenced a formal, non-public investigation primarily involving the disclosure of perquisites provided to certain directors and officers of the Company (including Don Tyson, former Senior Chairman of the Company, and John Tyson, Chairman and CEO of the Company).    The Company has been cooperating fully with the SEC, and the Company does not believe the amounts involved are material to the Company's financial position or results of operation.  The Company is presently unable to predict what, if any, further action the SEC may take in this matter.

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

 Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below provides information regarding purchases by the Company of its Class A Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 28 to 31, 2003	22,521	13.10	-	25,000,000
January 1 to 31, 2004	222,901	13.39	-	25,000,000
February 1 to 29, 2004	1,459,622	15.36	1,028,577	23,971,423
March 1 to 27, 2004	203,922	16.83	-	23,971,423
Total	1,908,966 (2)	15.26	1,028,577	23,971,423

(1)           On February 7, 2003, the Company announced that the board of directors of the Company had approved a plan to repurchase up to 25,000,000 shares of Class A Common Stock from time to time in open market or privately negotiated transactions.  The plan has no fixed or scheduled termination date.  In the second quarter of fiscal 2004, the Company purchased 1,028,577 shares of Class A Common Stock in a private transaction with Don Tyson, a director and managing partner of the Tyson Limited Partnership, a principal shareholder of the Company.  The purchase of those shares from Mr. Tyson, which was approved by the Governance Committee of the board of directors on January 29, 2004, was based on the closing price of the Class A Common Stock on the New York Stock Exchange on the date of such approval.

(2)           The Company purchased 876,690 shares during the period that were not made pursuant to the Company's previously announced stock repurchase plan, but were purchased to fund certain Company obligations under its equity compensation plans.  These purchases were made in open market transactions.

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

1. The following directors were elected at the annual meeting of stockholders held February 6, 2004:

Directors                                              Votes For                                 Votes Withheld

Don Tyson                                            1,153,192,434                         74,468,723
John Tyson                                           1,154,845,596                         72,815,561
Leland E. Tollett                                   1,161,076,828                         66,584,329
Barbara A. Tyson                                 1,152,850,100                         74,811,057
Lloyd V. Hackley                                  1,209,059,679                         18,601,478
Jim Kever                                               1,182,170,806                         45,490,351
David A. Jones                                     1,181,364,757                         46,296,400
Richard L. Bond                                    1,156,291,272                         71,369,885
Jo Ann R. Smith                                    1,181,947,796                         45,713,361

2.  Proposal to approve the amendment to the Tyson Foods, Inc. 2000 Stock Incentive Plan, which would increase the number of shares of Class A Common Stock authorized for issuance thereunder by 20,000,000 shares to a total of 40,660,000 shares:

            Votes For                       1,144,509,090
            Votes Against                    37,379,373
            Votes Abstained                  1,045,381
            No Vote                              44,727,314

3. Proposal to ratify the amendment and restatement of the Tyson Foods, Inc. Employee Stock Purchase Plan:

            Votes For                       1,121,709,014
            Votes Against                    60,026,851
            Votes Abstained                  1,197,979
            No Vote                              44,727,314

4. Proposal to ratify the selection of Ernst & Young LLP, certified public accountants, as the Company's independent auditor for the fiscal year ending October 2, 2004:

            Votes For                       1,175,911,965
            Votes Against                    50,691,344
            Votes Abstained                  1,057,849
            No Vote                                              0

5. Vote to consider and act upon a shareholder proposal recommending that the Board of Directors take all steps necessary to re-capitalize the Company's equity structure to result in one share, one vote for all outstanding stock of the Company:

            Votes For                          113,373,780
            Votes Against               1,068,125,946
            Votes Abstained                  1,434,118
            No Vote                              44,727,314

6. Vote to consider and act upon a shareholder proposal recommending that the Board of Directors take the necessary steps to require that an independent director who is not nor was formerly the chief executive of the Company serve as chair of the Board of Directors:

            Votes For                            75,961,213
            Votes Against               1,100,395,760
            Votes Abstained                  6,576,871
            No Vote                              44,727,314

Item 5.   Other Information

Not Applicable

 Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibit filed with this report is listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

On January 26, 2004, the Company furnished a current report on Form 8-K containing its earnings release for the first quarter 2004.

On March 29, 2004, the Company furnished a current report on Form 8-K announcing that it received notice of a formal, non-public investigation by the U.S. Securities and Exchange Commission.

EXHIBIT INDEX

The following exhibit is filed with this report.

Exhibit No.	Exhibit Description	Page
10.1	Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Plan dated January 23, 2004	46

12.1	Calculation of Ratio of Earnings to Fixed Charges	68

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.	69

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.	70

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	71

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	72

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 10, 2004	/s/ Steven Hankins
Steven Hankins
Executive Vice President and
Chief Financial Officer

Date: May 10, 2004	/s/ Rodney S. Pless
Rodney S. Pless
Senior Vice President, Controller and
Chief Accounting Officer