Form 10-Q
period 2004-06-26
TYSON FOODS INC
filed 2004-08-03
CIK 100493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]  No [  ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 26, 2004.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value	251,360,294
Class B Common Stock, $0.10 Par Value	101,625,548

TYSON FOODS, INC.
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Sales	$6,634	$6,330	$19,292	$17,977
Cost of Sales	6,084	5,892	17,863	16,759
	550	438	1,429	1,218
Selling, General and Administrative	226	218	642	623
Other Charges	1	19	40	66

Operating Income	323	201	747	529
Other (Income) Expense:
Interest	67	69	208	219
Other	(2)	9	4	15
	65	78	212	234

Income before Income Taxes	258	123	535	295
Provision for Income Taxes	97	44	198	105
Net Income	$161	$79	$337	$190

Weighted Average Shares Outstanding: Outstanding:
Basic	345	345	345	346
Diluted	358	351	357	352
Earnings Per Share:
Basic	$0.46	$0.23	$0.97	$0.55
Diluted	$0.45	$0.23	$0.94	$0.54

Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.120	$0.120
Class B	$0.036	$0.036	$0.108	$0.108

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share data)

	(Unaudited)
	June 26, 2004	September 27, 2003
Assets
Current Assets:
Cash and cash equivalents	$51	$25
Accounts receivable, net	1,247	1,280
Inventories	2,076	1,994
Other current assets	166	72
Total Current Assets	3,540	3,371
Net Property, Plant and Equipment	3,984	4,039
Goodwill	2,561	2,652
Intangible Assets	176	182
Other Assets	276	242
Total Assets	$10,537	$10,486

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$538	$490
Trade accounts payable	905	838
Other current liabilities	1,188	1,147
Total Current Liabilities	2,631	2,475
Long-Term Debt	2,785	3,114
Deferred Income Taxes	682	722
Other Liabilities	183	221
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: issued 268 million and 267 million shares at June 26, 2004 and September 27, 2003, respectively	27	27
Class B-authorized 900 million shares: issued 102 million shares at June 26, 2004 and September 27, 2003	10	10
Capital in excess of par value	1,860	1,861
Retained earnings	2,676	2,380
Accumulated other comprehensive loss	(8)	(15)
	4,565	4,263
Less treasury stock, at cost- 16 million shares at June 26, 2004 and September 27, 2003	259	252
Less unamortized deferred compensation	50	57
Total Shareholders' Equity	4,256	3,954
Total Liabilities and Shareholders' Equity	$10,537	$10,486

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Cash Flows From Operating Activities:
Net income	$161	$79	$337	$190
Depreciation and amortization	121	110	359	338
Plant closing-related charges	(1)	12	28	34
Deferred income taxes and other	25	48	(11)	48
Net changes in working capital	(61)	(120)	77	(191)

Cash Provided by Operating Activities	245	129	790	419

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(115)	(147)	(346)	(329)
Proceeds from sale of assets	7	12	20	23
Investment in marketable debt securities	(89)	-	(89)	-
Net changes in other assets and liabilities	5	(30)	(16)	7

Cash Used for Investing Activities	(192)	(165)	(431)	(299)

Cash Flows From Financing Activities:
Net change in debt	(62)	84	(281)	3
Purchases of treasury shares	(11)	(3)	(49)	(32)
Dividends	(14)	(14)	(41)	(41)
Stock options exercised and other	15	-	37	(2)

Cash Provided by (Used for) Financing Activities	(72)	67	(334)	(72)

Effect of Exchange Rate Change on Cash	-	(2)	1	1

Increase (Decrease) in Cash and Cash Equivalents	(19)	29	26	49

Cash and Cash Equivalents at Beginning of Period	70	71	25	51

Cash and Cash Equivalents at End of Period	$51	$100	$51	$100

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1:   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the Company), and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Although the management of the Company believes that the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the fiscal year ended September 27, 2003.  The preparation of consolidated condensed financial statements requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management believes the accompanying consolidated condensed financial statements contain all adjustments, including normal recurring accruals, adjustments related to plant closings as disclosed in note 2 and bovine spongiform encephalopathy (BSE) related charges as disclosed in note 3, necessary to present fairly the financial position as of June 26, 2004, and the results of operations and cash flows for the three and nine months ended June 26, 2004 and June 28, 2003.  The results of operations and cash flows for the three and nine months ended June 26, 2004 and June 28, 2003 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net income as reported	$161	$79	$337	$190
Stock-based employee compensation expense included in net income, net of tax	4	4	12	11
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5)	(5)	(16)	(14)
Pro forma net income	$160	$78	$333	$187
Earnings per share
As reported
Basic	$0.46	$0.23	$0.97	$0.55
Diluted	0.45	0.23	0.94	0.54
Pro forma
Basic	0.46	0.23	0.96	0.54
Diluted	0.44	0.22	0.93	0.53

INVESTMENTS

During the third quarter of fiscal 2004, the Company purchased marketable debt securities.  The Company has applied Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and has determined that all of its marketable debt securities are to be classified as available-for-sale investments. These investments are reported at fair value as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization will be recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value judged to be other than temporary are recorded in other income, net.  Interest and dividends on securities classified as available-for-sale will be recorded in interest income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share."  This issue involves the computation of earnings per share for companies that have multiple classes of common stock or have issued securities other than common stock that participate in dividends with common stock (participating securities).  The EITF concluded that companies having participating securities are required to apply the two-class method to compute earnings per share.  The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.  This issue is effective for fiscal periods beginning after March 31, 2004.  The following represents the effect on earnings per share had the Company early adopted the issue.

	Three Months Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Earnings per share as reported
Basic	$0.46	$0.23	$0.97	$0.55
Diluted	0.45	0.23	0.94	0.54
Earnings per share as calculated under EITF Issue 03-6
Class A Common Shares
Basic	0.48	0.24	1.00	0.56
Diluted	0.45	0.23	0.94	0.54
Class B Common Shares
Basic	0.43	0.21	0.90	0.51
Diluted	0.42	0.21	0.88	0.50

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed.  The Act allows a possible subsidy to retirement health plan sponsors to help offset the costs of participant prescription drug benefits.  In March 2004, the FASB issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Act" (the Position).  The Position is effective for interim or annual periods beginning after June 15, 2004.  The Position allows plan sponsors to recognize or defer recognizing the effects of the Act in its financial statements.  Specific accounting guidance for this federal subsidy is pending and, when issued, could require the Company to change previously reported information.  The Company's accumulated postretirement benefit obligation and net periodic pension cost do not reflect the effects of the Act.  The Company has elected to defer accounting for the Act and has estimated any future effect on its consolidated financial statements will not be material.

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

Note 2:  OTHER CHARGES

In February 2004, the Company announced its decision to consolidate its manufacturing operations in Jackson, Mississippi, into the Company's Carthage, Mississippi, facility.  The Company acquired the Carthage facility when it purchased Choctaw Maid Farms in the fourth quarter of fiscal 2003 and, since that time, performed a comprehensive analysis of all operations in the area and determined this consolidation would most effectively maintain the Company's competitiveness in its Mississippi operations.  The Jackson location employs approximately 800 people and is a poultry processing facility, including processing and de-boning operations.  As a result of this decision, the Company has recorded total costs of approximately $9 million ($8 million in the second quarter of fiscal 2004 and $1 million in the third quarter of fiscal 2004) that includes approximately $8 million of estimated impairment charges for assets to be disposed of and $1 million of employee termination benefits.  The Company is accounting for the closing of the Jackson operation in accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146) and Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).  This amount is reflected in the Chicken segment as a reduction of operating income and included in the consolidated statements of income in other charges.  The Jackson location will cease operations by the end of August 2004.  As of June 26, 2004, no significant amounts had been paid and charged against the accrual.  No material adjustments to the total accrual are anticipated at this time.

In December 2003, the Company announced its decision to close its Manchester, New Hampshire, and Augusta, Maine, Prepared Foods operations to further improve long-term manufacturing efficiencies.  The Manchester operation employed approximately 550 people and primarily produced sandwich meat for foodservice customers.  The Augusta facility employed approximately 170 people and produced hot dogs, sausages, boneless hams and deli turkey products.  These locations ceased operations during the second quarter of fiscal 2004.  As a result of this decision, the Company recorded total costs of $24 million ($21 million in the first quarter of fiscal 2004 and $3 million in the second quarter of fiscal 2004) that included $4 million of costs related to closing the plants and $20 million of estimated impairment charges for assets to be disposed.  These amounts are reflected in the Prepared Foods segment as a reduction of operating income and included in the consolidated statements of income in other charges.  The costs related to closing the plants include $2 million of employee termination benefits and $2 million of other plant closing related costs.  The Company is accounting for the closing of the Manchester and Augusta operations in accordance with SFAS No. 146 and SFAS No. 144.  At June 26, 2004, the accrual balance was $3 million, as $17 million in losses related to the disposal of assets have been realized, $2 million related to employee termination benefits have been paid and $2 million of other plant closing related costs have been paid.  No material adjustments to the total accrual are anticipated at this time.

 In April 2003, the Company announced its decision to close its Berlin, Maryland, poultry operation.  The Berlin poultry operation employed approximately 650 people and included a hatchery, a feed mill, live production and a processing facility.  The facility ceased processing chickens November 12, 2003.  As a result of this decision, the Company recorded total costs of $29 million ($4 million in the first quarter of fiscal 2004 and $25 million in fiscal 2003) that included $14 million related to closing the plant and $15 million of estimated impairment charges for assets to be disposed.  These amounts are reflected in the Chicken segment as a reduction of operating income and included in the consolidated statements of income in other charges. The costs related to closing the plant include $9 million for estimated liabilities for the resolution of the Company's obligations under 209 grower contracts, and $5 million of other related costs associated with the closing of the operation including plant clean-up costs and employee termination benefits.  The Company is accounting for the closing of the Berlin operation in accordance with SFAS No. 146 and SFAS No. 144.  At June 26, 2004, the accrual balance was $3 million, as $9 million of obligations under grower contracts and $3 million of other closing costs had been paid, and losses related to the disposal of assets of $14 million were realized.  No material adjustments to the total accrual are anticipated at this time.

 In the first quarter of fiscal 2003, the Company recorded $47 million of costs related to the closing of its Stilwell, Oklahoma, and Jacksonville, Florida, plants that included $26 million of costs related to closing the plants and $21 million of estimated impairment charges for assets to be disposed.  The costs related to closing the plants include $17 million for estimated liabilities for the resolution of the Company's obligations under grower contracts, and $9 million of other related costs associated with the closing of the plants including plant clean-up costs and employee termination benefits. The Company accounted for the closing of the Stilwell, Oklahoma and Jacksonville, Florida operations in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (EITF 94-3) and SFAS No. 144.  The costs are reflected in the Chicken segment as a reduction of operating income and included in the consolidated statements of income in other charges.  As of June 26, 2004, payments related to closing the plants have been made and losses related to the disposal of assets have been realized, thus fully utilizing the accrual balance.  No material adjustments to the total accrual are anticipated at this time.

In the fourth quarter of fiscal 2002, the Company recorded $26 million of costs related to the restructuring of its live swine operations that consists of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring, including lagoon and pit closure costs and employee termination benefits.  At June 26, 2004, the remaining accrual balance was $12 million, as $6 million of obligations under grower contracts and $8 million of other related costs had been paid.  The Company is accounting for the restructuring of its live swine operations in accordance with EITF 94-3 and Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," thus the total accrual of $26 million was recorded in the fourth quarter of fiscal year 2002 and there was no effect on the Company's results of operations in fiscal years 2004 and 2003.  No material adjustments to the total accrual are anticipated at this time.

Note 3:    BSE-RELATED CHARGES

On December 23, 2003, the United States Department of Agriculture (USDA) announced that a single case of BSE had been diagnosed in a Washington State dairy cow.  The effect on the Company's Beef segment caused by that announcement along with the decision of various countries to restrict imports of U.S. beef products resulted in the Company recording BSE-related pretax charges of approximately $61 million in the first quarter of fiscal 2004.  These charges were included in costs of sales and primarily related to the decline in value of finished product inventory destined for international markets, whether in-transit, located at the shipping ports, or located within domestic storage, as well as live cattle inventory and open futures positions.  No material adjustments were made in the second or third quarters to the BSE-related accruals recorded in the first quarter of fiscal 2004 and none are anticipated in future quarters.

Note 4: FINANCIAL INSTRUMENTS

The Company purchases certain commodities in the course of normal operations such as corn, soybeans, livestock and natural gas.  As part of the Company's on-going commodity risk management activities, the Company uses derivative financial instruments, primarily futures, options and swaps, to reduce its exposure to various market risks related to these purchases.  Generally, contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended.  If a derivative instrument is a hedge, as defined by SFAS 133, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument's change in fair value will be immediately recognized in earnings as a component of cost of sales.

Additionally, the Company holds positions as part of its risk management activities, primarily certain grain and livestock futures and options, for which it does not apply SFAS 133 hedge accounting, but instead marks these positions to fair value through earnings at each reporting date. Changes in market value of derivatives used in the Company's risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales.  Changes in market value of derivatives used in the Company's risk management activities surrounding forward sales contracts are recorded in sales. The Company generally does not hedge anticipated transactions beyond 12 months.

 The Company had derivative unrealized gains of $88 million and $20 million in other current assets at June 26, 2004, and September 27, 2003, respectively, and derivative unrealized losses of $75 million and $37 million in other current liabilities at June 26, 2004, and September 27, 2003, respectively.

Derivative products related to grain procurement, such as futures and option contracts that meet the criteria for SFAS 133 hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement.  As described above, the effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income in shareholders' equity and recognized into cost of sales in the same period or periods during which the hedged transaction affects earnings (for commodity grain hedges, this occurs when the chickens that consumed the hedged grain are sold).  The Company applies SFAS 133 hedge accounting to derivative products related to grain procurement that are hedging physical grain contracts that have previously been purchased.  The Company does not purchase derivative products related to grain procurement in excess of its physical grain consumption requirements.

Based on the Company's evaluation of the grain markets, the Company has at times entered into a portion of its derivative products related to grain procurement prior to purchasing the physical grain contracts. The Company has not applied SFAS 133 hedge accounting treatment for these derivative positions.  In connection with these risk management activities, the Company recognized pretax net gains of approximately $4 million and $107 million in cost of sales for the three and nine months ended June 26, 2004.  The year-to-date derivative gains were due primarily to the increase in grain futures prices during the second fiscal quarter and the Company having a higher number of derivative positions in place as compared to the same period in the prior year. The comparable amounts recorded during the three and nine month periods of the prior year were $0 and a loss of $3 million.

The Company has recorded in other comprehensive income after tax net losses of approximately $7 million and after tax net gains of approximately $38 million for the three and nine months ended June 26, 2004, respectively, related to cash flow hedges of grain purchases.  For the three months and nine months ended June 26, 2004, the Company has recognized into cost of sales, and out of other comprehensive income, $26 million of after tax gains to match with the timing of the hedged transactions effect on income. The remaining balance of grain derivative other comprehensive income of $12 million includes approximately $3 million of losses which reflect the Company's current mark-to-market of open SFAS 133 hedge positions as of June 26, 2004.  The Company expects that these amounts will be recognized into cost of sales within the next 12 months.

The Company enters into certain forward sales of boxed beef at fixed prices and has positions in live cattle futures to mitigate the market risk associated with these fixed price forward sales. The fixed price sales contract locks in the proceeds from a sale in the future, although, the cost of the live cattle and the related boxed beef market price at the time of the sale will vary from this fixed price, creating market risk. Therefore, as fixed forward sales are entered into, the Company also enters into the appropriate number of live cattle futures positions.  The Company believes this is an effective economic hedge; however, the correlation does not qualify for SFAS 133 hedge accounting. Consequently, changes in market value of the open live cattle futures positions are marked to market and reported in earnings at each reporting date even though the economic impact of the Company's fixed sales price being above or below the market price is only realized at the time of sale. In connection with these live cattle futures, the Company has unrealized pretax gains on open mark-to-market futures positions of approximately $44 million as of June 26, 2004, and $4 million as of June 28, 2003.

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

	June 26, 2004	September 27, 2003
Processed products	$1,200	$1,167
Livestock	564	532
Supplies and other	312	295
Total inventory	$2,076	$1,994

Note 6:  PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	June 26, 2004	September 27, 2003
Land	$112	$113
Buildings and leasehold improvements	2,311	2,293
Machinery and equipment	3,988	3,886
Land improvements and other	191	184
Buildings and equipment under construction	225	177
	6,827	6,653
Less accumulated depreciation	2,843	2,614
Net property, plant and equipment	$3,984	$4,039

Note 7:   OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	June 26, 2004	September 27, 2003
Accrued salaries, wages and benefits	$300	$263
Self insurance reserves	250	243
Income taxes payable	232	244
Other	406	397
Total other current liabilities	$1,188	$1,147

Note 8:   LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	June 26, 2004	September 27, 2003

Commercial paper (1.38% effective rate at 9/27/03)	2004	$-	$32
Revolving Credit Facilities	2006-2009	-	-
Senior notes and Notes (rates ranging from 6.13% to 8.25%)	2004-2028	3,166	3,316
Accounts Receivable Securitization	2004, 2005	-	-
Institutional notes (10.84% effective rate at 6/26/04 and 9/27/03)	2004-2006	30	40
Leveraged equipment loans (rates ranging from 4.67% to 5.99%)	2005-2008	95	111
Other	Various	32	105
Total debt		3,323	3,604
Less current debt		538	490
Total long-term debt		$2,785	$3,114

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company was in compliance with these covenants at June 26, 2004.

The Company has unsecured revolving credit facilities totaling $1 billion that support the Company's commercial paper program, letters of credit and other short-term funding needs.  During the third quarter of fiscal 2004, the Company restructured and extended its revolving credit facilities.  These facilities now consist of $250 million that expire in September 2006 and $750 million that expire in June 2009.  At June 26, 2004, and September 27, 2003, there were no amounts drawn under the revolving credit facilities.

The Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consists of $375 million expiring in August 2004 and $375 million expiring in August 2005.  Under this agreement, substantially all of the Company's accounts receivable may be sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company.  TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC's equity holder.  At June 26, 2004, and September 27, 2003, there were no amounts drawn under the receivables purchase agreement.  The Company plans to renew the receivables purchase agreement that matures in August 2004.

The Company guarantees debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets.  Terms of the underlying debt range from one to eleven years and the maximum potential amount of future payments as of June 26, 2004, was $55 million.  The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to six years.  The maximum potential amount of the residual value guarantees is approximately $108 million, of which, approximately $27 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets.  The likelihood of payments under these guarantees is not considered to be probable.  At June 26, 2004, no liabilities for guarantees were recorded.

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

Condensed Consolidating Statement of Income (unaudited) for the three months ended June 26, 2004
	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$2,327	$4,311	$(4)	$6,634
Cost of Sales	2,021	4,067	(4)	6,084
	306	244		550
Selling, General and Administrative	140	86		226
Other Charges	1	-		1
Operating Income	165	158		323
Interest and Other Expense	58	7		65
Income Before Income Taxes	107	151		258
Provision for Income Taxes	40	57		97
Net Income	$67	$94	$-	$161

Condensed Consolidating Statement of Income (unaudited) for the three months ended June 28, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$2,039	$4,291	$-	$6,330
Cost of Sales	1,785	4,107		5,892
	254	184		438
Selling, General and Administrative	138	80		218
Other Charges	19	-		19
Operating Income	97	104		201
Interest and Other Expense	60	18		78
Income Before Income Taxes	37	86		123
Provision for Income Taxes	18	26		44
Net Income	$19	$60	$-	$79

Condensed Consolidating Statement of Income (unaudited) for the nine months ended June 26, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$6,702	$12,602	$(12)	$19,292
Cost of Sales	5,767	12,108	(12)	17,863
	935	494	-	1,429
Selling, General and Administrative	399	243		642
Other Charges	16	24		40
Operating Income	520	227		747
Interest and Other Expense	179	33		212
Income Before Income Taxes	341	194		535
Provision for Income Taxes	126	72		198
Net Income	$215	$122	$-	$337

Condensed Consolidating Statement of Income (unaudited) for the nine months ended June 28, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$6,006	$11,989	$(18)	$17,977
Cost of Sales	5,261	11,516	(18)	16,759
	745	473	-	1,218
Selling, General and Administrative	389	234		623
Other Charges	66	-		66
Operating Income	290	239		529
Interest and Other Expense	177	57		234
Income Before Income Taxes	113	182		295
Provision for Income Taxes	45	60		105
Net Income	$68	$122	$-	$190

Condensed Consolidating Balance Sheet (unaudited) as of June 26, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$35	$16	$	$51
Accounts receivable, net	592	655		1,247
Inventories	1,185	891		2,076
Other current assets	99	67		166
Total Current Assets	1,911	1,629		3,540
Net Property, Plant and Equipment	2,247	1,737		3,984
Goodwill	960	1,601		2,561
Intangible Assets	-	176		176
Other Assets	3,089	93	(2,906)	276
Total Assets	$8,207	$5,236	$(2,906)	$10,537

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$537	$1	$	$538
Trade accounts payable	454	451		905
Other current liabilities	879	2,001	(1,692)	1,188
Total Current Liabilities	1,870	2,453	(1,692)	2,631
Long-Term Debt	2,285	500		2,785
Deferred Income Taxes	447	235		682
Other Liabilities	25	158		183
Shareholders' Equity	3,580	1,890	(1,214)	4,256
Total Liabilities and Shareholders' Equity	$8,207	$5,236	$(2,906)	$10,537

Condensed Consolidating Balance Sheet as of September 27, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$15	$10	$-	$25
Accounts receivable, net	699	747	(166)	1,280
Inventories	1,049	945		1,994
Other current assets	40	32		72
Total Current Assets	1,803	1,734	(166)	3,371
Net Property, Plant and Equipment	2,222	1,817		4,039
Goodwill	960	1,692		2,652
Intangible Assets	-	182		182
Other Assets	3,045	103	(2,906)	242
Total Assets	$8,030	$5,528	$(3,072)	$10,486

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$487	$3	$-	$490
Trade accounts payable	401	437		838
Other current liabilities	611	2,394	(1,858)	1,147
Total Current Liabilities	1,499	2,834	(1,858)	2,475
Long-Term Debt	2,590	524		3,114
Deferred Income Taxes	486	236		722
Other Liabilities	55	166		221
Shareholders' Equity	3,400	1,768	(1,214)	3,954
Total Liabilities and Shareholders' Equity	$8,030	$5,528	$(3,072)	$10,486

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended June 26, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$67	$94	$-	$161
Depreciation and amortization	74	47		121
Plant closing-related charges	-	(1)		(1)
Deferred income taxes and other	6	19		25
Net changes in working capital	82	(143)		(61)
Cash Provided by Operating Activities	229	16		245
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(85)	(30)		(115)
Proceeds from sale of assets	4	3		7
Investment in marketable debt securities	(89)	-		(89)
Net change in other assets and liabilities	(2)	7		5
Cash Used for Investing Activities	(172)	(20)		(192)
Cash Flows From Financing Activities:
Net change in debt	(62)	-		(62)
Purchase of treasury shares	(11)	-		(11)
Dividends	(14)	-		(14)
Stock options exercised and other	15	-		15
Cash Used for Financing Activities	(72)	-		(72)
Effect of Exchange Rate Change on Cash	(1)	1		-
Decrease in Cash and Cash Equivalents	(16)	(3)		(19)
Cash and Cash Equivalents at Beginning of Period	51	19		70
Cash and Cash Equivalents at End of Period	$35	$16	$-	$51

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended June 28, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$19	$60	$-	$79
Depreciation and amortization	66	44		110
Plant-closing related charges	12	-		12
Deferred income taxes and other	35	13		48
Net changes in working capital	(71)	(49)		(120)
Cash Provided by Operating Activities	61	68		129
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(127)	(20)		(147)
Proceeds from sale of assets	12	-		12
Investment in marketable debt securities	-	-		-
Net change in other assets and liabilities	(35)	5		(30)
Cash Used for Investing Activities	(150)	(15)		(165)
Cash Flows From Financing Activities:
Net change in debt	83	1		84
Purchase of treasury shares	(3)	-		(3)
Dividends	(14)	-		(14)
Stock options exercised and other	-	-		-
Cash Provided by Financing Activities	66	1		67
Effect of Exchange Rate Change on Cash	10	(12)		(2)
Increase (Decrease) in Cash and Cash Equivalents	(13)	42		29
Cash and Cash Equivalents at Beginning of Period	60	11		71
Cash and Cash Equivalents at End of Period	$47	$53	$-	$100

Condensed Consolidating Statement of Cash Flows (unaudited) for the nine months ended June 26, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$215	$122	$-	$337
Depreciation and amortization	217	142		359
Plant closing-related charges	32	(4)		28
Deferred income taxes and other	(33)	22		(11)
Net changes in working capital	263	(186)		77
Cash Provided by Operating Activities	694	96		790
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(274)	(72)		(346)
Proceeds from sale of assets	17	3		20
Investment in marketable debt securities	(89)	-		(89)
Net change in other assets and liabilities	(20)	4		(16)
Cash Used for Investing Activities	(366)	(65)		(431)
Cash Flows From Financing Activities:
Net change in debt	(255)	(26)		(281)
Purchase of treasury shares	(49)	-		(49)
Dividends	(41)	-		(41)
Stock options exercised and other	37	-		37
Cash Used for Financing Activities	(308)	(26)		(334)
Effect of Exchange Rate Change on Cash	-	1		1
Increase in Cash and Cash Equivalents	20	6		26
Cash and Cash Equivalents at Beginning of Period	15	10		25
Cash and Cash Equivalents at End of Period	$35	$16	$-	$51

Condensed Consolidating Statement of Cash Flows (unaudited) for the nine months ended June 28, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$68	$122	$-	$190
Depreciation and amortization	201	137		338
Plant closing-related charges	34	-		34
Deferred income taxes and other	41	7		48
Net changes in working capital	(11)	(180)		(191)
Cash Provided by Operating Activities	333	86		419
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(267)	(62)		(329)
Proceeds from sale of assets	18	5		23
Investment in marketable debt securities	-	-		-
Net change in other assets and liabilities	(22)	29		7
Cash Used for Investing Activities	(271)	(28)		(299)
Cash Flows From Financing Activities:
Net change in debt	6	(3)		3
Purchase of treasury shares	(32)	-		(32)
Dividends	(41)	-		(41)
Stock options exercised and other	(2)	-		(2)
Cash Used for Financing Activities	(69)	(3)		(72)
Effect of Exchange Rate Change on Cash	12	(11)		1
Increase in Cash and Cash Equivalents	5	44		49
Cash and Cash Equivalents at Beginning of Period	42	9		51
Cash and Cash Equivalents at End of Period	$47	$53	$-	$100

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

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the FLSA.  The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs.  At filing, 159 current and/or former employees consented to join the lawsuit and, to date, approximately 5,100 consents have been filed with the court. Plaintiff's motion for conditional collective treatment and court-supervised notice to additional putative class members was denied on February 27, 2004.  The plaintiffs refiled their motion for conditional collective treatment and court-supervised notice to additional putative class members on April 2, 2004.  Discovery in this case is largely completed.  No trial date has been set.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox in that the employees claim violations of the FLSA for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law.  Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. Currently, there are approximately 500 additional current or former employees who have filed consents to join the lawsuit. The court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities.  On July 17, 2002, the court granted the plaintiffs' motion to certify the state law claims.  On September 23, 2002, the Third Circuit Court of Appeals agreed to hear the Company's petition to review the court's decision to certify the state law claims.   On September 8, 2003, the Court of Appeals reversed the district court's certification of a class under the Pennsylvania Wage Payment & Collection Law, ruling that those claims could not be pursued in federal court.  The appellate court further ruled that the Company must reissue notice of their potential FLSA claims to approximately 2,170 employees who did not previously receive notice.  The Court of Appeals remanded the matter to the district court to proceed accordingly on September 30, 2003. The additional notice ordered by the appellate court has been issued and any additional opt-ins should be received by mid-September 2004.  Further proceedings in the district court are pending.

Substantially similar suits have been filed against several other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v. Tyson and the other lawsuits.

On November 5, 2001, a lawsuit entitled Maria Chavez, et al. vs. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. (Chavez). was filed in the U.S. District Court for the Eastern District of Washington against TFM and the Company by several employees of TFM's Pasco, Washington, beef slaughter and processing facility alleging various violations of the FLSA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare

Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The Chavez lawsuit alleges TFM and/or the Company required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege that similar prior litigation entitled Alvarez, et al. vs. IBP (Alvarez), which resulted in a $3.1 million final judgment against TFM, supports a claim of collateral estoppel and/or is res judicata as to the issues raised in this new litigation.  Plaintiffs are seeking reimbursement for an unspecified amount of damages, exemplary damages, liquidated damages, prejudgment interest, attorney fees and costs.  TFM filed a timely Notice of Appeal in Alvarez and plaintiffs filed a timely notice of Cross-Appeal.  On August 5, 2003, the Ninth Circuit Court of Appeals affirmed the lower court's decision in part and reversed the lower court's decision in part, and remanded the case to the lower court for recalculation of damages.  If the ruling of the Ninth Circuit Court of Appeals is upheld in its entirety, TFM will have additional exposure in Alvarez of approximately $5 million.  TFM filed a petition for rehearing by the panel of the Ninth Circuit Court of Appeals that heard Alvarez or, in the alternative, a rehearing en banc, which was denied on December 2, 2003.  It also filed a petition to certify state law claims to the Washington Supreme Court which was denied on September 23, 2003.  On December 5, 2003, TFM filed a Petition to Stay the Mandate indicating that it will be filing a Petition for Certiorari with the U.S. Supreme Court seeking the Court's review of the Ninth Circuit's adverse opinion.  A Stay of the Mandate was ordered by the Ninth Circuit on December 10, 2003.  A Petition for Certiorari was filed with the U.S. Supreme Court on February 26, 2004.  Briefing on the Petition is now complete, and, on May 3, 2004, the Court invited the U.S. Solicitor General to express its views on the pending Petition.  A decision from the U.S. Supreme Court is expected sometime after the Solicitor files its briefing.  Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but the U.S. District Court for the Eastern District of Washington granted plaintiff's motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23 and notice was sent to potential state law claim class members.  The state-law class is closed and contains approximately 3,900 class members, including approximately 1,200 on the federal claim.  A trial date of September 7, 2004 in Chavez has been set by the court.

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, Inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee.  Ten current and former hourly employees of TFM's case-ready facility in Goodlettsville, Tennessee filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming that the defendants have violated the overtime provisions of the FLSA.  The suit alleges that the Company has failed to pay employees for all hours worked from the plant's commencement of operations under TFM's control in April 2001.  The Company acquired the plant as part of its acquisition of TFM.  In particular, the suit alleges that employees should be paid for the time it takes to collect, assemble, and put on, take off and wash their health, safety, and production gear at the beginning and end of their shifts and during their meal period.  The suit also alleges that the Company deducts 30 minutes per day from employees' paychecks regardless of whether employees obtain a full 30-minute period for their meal.  Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs.  On January 10, 2003, another 31 employees from Tennessee filed consents to join the lawsuit as plaintiffs.  On January 15, 2003, the Company filed an answer to the complaint denying any liability. On January 14, 2003, the named plaintiffs filed a motion for expedited court-supervised notice to prospective class members.   The motion sought to conditionally certify a class of similarly situated employees at all of TFM's non-union facilities that have not been the subject of FLSA litigation.  Plaintiffs then withdrew a request for conditional certification of similarly situated employees at all of TFM's non-union facilities and rather sought to include all non-exempt employees that have worked at the Goodlettsville facility since its opening on April 1, 2001.  On June 9, 2003, the Company filed a Motion for Summary Judgment seeking the applicability of the injunction entered by the U.S. District Court for the District of Kansas and affirmed by the U.S. Court of Appeals for the Tenth Circuit (Metzler v. IBP, inc. 127 F. 3rd 959, 10th Cir. 1997), which the Company contends has a preclusive effect as to plaintiff's claims based on pre- and post-shift activities.  The Plaintiffs conducted discovery limited to that issue and responded to said Motion on June 18, 2004.  The Company filed its reply on July 2, 2004, and the Motion is now pending a decision from the District Court.  On November 17, 2003, the district court conditionally certified a collective action composed of similarly situated current and former employees at the Goodlettsville facility based upon clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001.  Class Notices to approximately 4,500 prospective class members were mailed on January 21, 2004.   Presently, approximately 500 current and former employees have opted into the class.

Environmental Matters   On October 23, 2001, a putative class action lawsuit was filed in the District Court for Mayes County, Oklahoma, against the Company by R. Lynn Thompson and Deborah S. Thompson on behalf of all owners of Grand Lake O' the Cherokee's littoral (lakefront) property. The suit alleges that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake.  Plaintiffs are seeking injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  Simmons Foods, Inc. ("Simmons") and Peterson Farms, Inc. ("Peterson") have been joined as defendants.  The Company and Simmons are seeking leave to file a third party complaint against entities that contribute wastes and wastewater into Grand Lake. The class certification hearing was held in October 2003.  On December 11, 2003, the trial court entered an order which granted class certification. On January 12, 2004, the Company, Simmons and Peterson filed a Petition in Error (the "Petition") in the Oklahoma Supreme Court which challenges and seeks appellate level review of the trial court's certification order.   The Oklahoma Supreme Court has not yet scheduled proceedings on the Petition.

Securities Matters  Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP, inc. (IBP) stock from March 29, 2001, when the Company announced its intention to terminate its merger agreement with IBP, through June 15, 2001, when a Delaware state court rendered its Post-Trial Opinion ordering the merger to proceed.  Plaintiffs in the various actions alleged that the defendants violated federal securities laws by making, causing or allowing to be made, certain allegedly false and misleading statements in a March 29, 2001, press release issued in connection with the Company's attempted termination of the Merger Agreement.  The plaintiffs alleged that, as a result of the defendants' alleged conduct, purported class members were harmed by an alleged artificial deflation in the price of IBP's stock during the proposed class period. The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities

Litigation and, on December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint.  On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint.  By memorandum order dated October 23, 2002, the court granted in part and denied in part the defendants' motion to dismiss.  On October 6, 2003, the court certified a class consisting of those who purchased IBP securities on or before March 29, 2001, and subsequently sold such securities from March 30 through June 15, 2001, inclusive, and sustained damages as a result of such transaction.    Following the conclusion of discovery in the case, plaintiffs and defendants each filed motions for summary judgment.  On June 17, 2004, the court rendered an opinion in favor of defendants and against plaintiffs on all of plaintiffs' claims, and entered an order to that effect.  On June 28, 2004, defendants filed a motion requesting the court to modify its order to include judgment in defendants' favor against the class, which the court did on July 30, 2004.

General Matters  In July 1996, certain cattle producers filed Henry Lee Pickett, et al. vs. IBP, inc. in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleged that TFM used its market power and alleged "captive supply" agreements to reduce the prices paid by TFM on purchases of cattle in the cash market in alleged violation of the Packers and Stockyards Act (PSA).  Plaintiffs sought injunctive and declaratory relief, as well as actual and punitive damages.  Plaintiffs submitted an amended expert report on November 19, 2003, showing alleged damages on all cash market purchases by TFM of approximately $2.1 billion.  Trial of this matter began on January 12, 2004, and concluded on February 10, 2004.  On February 17, 2004, a jury returned a verdict against TFM on liability and gave an "advisory" verdict on damages that estimated the impact on the cash market (i.e., a group larger than the class) to be $1.28 billion.  On February 25, 2004, TFM filed a renewed motion requesting the Court to enter a judgment as a matter of law (JMOL) for TFM.  On March 1, 2004, the plaintiffs filed motions asking the Court to enter the $1.28 billion advisory verdict as an award of damages to the plaintiffs and requesting prejudgment interest.  On March 22, 2004, the Court denied the plaintiff's motions for entry of a damages award.  On April 23, 2004, the Court granted TFM's JMOL motion, and held (i) TFM had legitimate business reasons for using "captive supplies," (ii) there was "no evidence before the Court to suggest that [TFM's] conduct is illegal," and (iii) "plaintiffs failed to present evidence at trial to sustain their burden with respect to liability and damages."  The plaintiffs have appealed the Court's entry of judgment in favor of TFM to the 11th Circuit Court of Appeals.  Management believes, consistent with the Court's opinion, that TFM's use of marketing agreements and other contracts for the purchase of cattle do not violate the PSA and that TFM has acted properly and lawfully in its dealings with cattle producers.

On September 12, 2002, 82 individual plaintiffs filed Michael Archer, et al. v. Tyson Foods, Inc. and The Pork Group, Inc., CIV 2002-497, in the Circuit Court of Pope County, Arkansas.  On August 18, 2002, the Company announced a restructuring of its live swine operations which, among other things, resulted in the discontinuance of relationships with approximately 130 contract hog producers, including the plaintiffs.  In their complaint, the plaintiffs allege that the Company committed fraud and should be promissorily estopped from terminating the parties' relationship.  The plaintiffs seek an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  The Company filed a motion to Stay All Proceedings and Compel Arbitration which was denied.  That decision was appealed to the Arkansas Supreme Court by the Company and affirmed.  The case was remanded to the Circuit Court and discovery is proceeding.

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

Note 12:   INCOME TAXES

The effective tax rate for the three and nine months of fiscal 2004 increased to 37.8% and 37.1%, respectively, as compared to 35.5% for the comparable periods of fiscal 2003.  The estimated Extraterritorial Income Exclusion (ETI) amount reduced the effective rate by 0.2% and 0.7% for three and nine months of fiscal 2004, respectively, as compared to 2.5% for the comparable periods of fiscal 2003.  The decrease in the 2004 estimated ETI benefit was due to a reduction in estimated 2004 export sales primarily due to the effects of BSE and avian influenza, along with an adjustment to the estimated 2003 benefit.  The 2004 estimated rate also increased due to the expiration of certain general business credits.

Note 13:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Numerator:
Net income	$161	$79	$337	$190

Denominator:
Denominator for basic earnings per share-
Weighted average shares	345	345	345	346
Effect of dilutive securities:
Stock options and restricted stock	13	6	12	6
Denominator for diluted earnings per share-
Adjusted weighted average shares and
assumed conversions	358	351	357	352

Basic earnings per share	$0.46	$0.23	$0.97	$0.55

Diluted earnings per share	$0.45	$0.23	$0.94	$0.54

At June 26, 2004, and June 28, 2003, there were zero and 13 million, respectively, of the Company's option shares outstanding that were antidilutive. These shares were not included in the dilutive earnings per share calculation for the third quarter.

Note 14:   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Net income	$161	$79	$337	$190
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(11)	22	(5)	32
Derivative gain (loss)	(7)	(1)	38	1
Derivative reclassified to income statement	(24)	-	(26)	1
Total comprehensive income	$119	$100	$344	$224

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Income tax benefit (expense):
Derivative gain (loss)	$5	$-	$(24)	$(1)
Derivative reclassified to income statement	16	-	17	(1)
Total income tax benefit (expense)	$21	$-	$(7)	$(2)

Note 15:   SUPPLEMENTAL CASH FLOW INFORMATION

The following non-cash transaction was excluded from the statement of cash flows for the nine months ended June 26, 2004. The $91 million change in goodwill in the first quarter of fiscal 2004 from the September 27, 2003 balance and the corresponding change in other current liabilities is due to an adjustment of pre-acquisition tax liabilities assumed as part of the TFM acquisition.  The Company received formal approval during the first quarter from The Joint Committee on Taxation of the U.S. Congress for issues relating to certain pre-acquisition years.  As a result of this approval, the accrual of $91 million of pre-acquisition tax liability was no longer needed.

Note 16:   TRANSACTIONS WITH RELATED PARTIES

On May 21, 2004, the Company purchased a parcel of land for approximately $356,000 from JHT, LLC, a limited liability company of which Don Tyson, a director of the Company, and the Randall W. Tyson Testamentary Trust are members.  The purchase was approved by the Governance Committee of the board of directors on April 29, 2004.

In the second quarter of fiscal 2004, the Company purchased 1,028,577 shares of the Company's Class A Common Stock in a private transaction with Don Tyson, a director and managing general partner of the Tyson Limited Partnership, the principal shareholder of the Company.  The purchase of those shares from Mr. Tyson, which was approved by the Governance Committee of the board of directors on January 29, 2004, was based on the closing price of the Company's Class A Common Stock on the New York Stock Exchange on the date of such approval.

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

Prepared Foods segment includes the Company's operations that manufacture and market frozen and refrigerated food products.  Products include pepperoni, beef and pork toppings, pizza crusts, flour and corn tortilla products, appetizers, hors d'oeuvres, prepared meals, ethnic foods, soups, sauces, side dishes, specialty pasta and meat dishes as well as branded and processed meats.  The Prepared Foods segment markets its products to food retailers, distributors, wholesalers, restaurants and hotel chains.

Other segment includes the logistics group and other corporate activities not identified with specific protein groups.

Information on segments and a reconciliation to income before taxes on income are as follows,

(in millions):

	Three Months Ended			Nine Months Ended
	June 26, 2004	June 28, 2003		June 26, 2004		June 28, 2003
Sales:
Chicken	$2,120	$1,877		$6,081		$5,500
Beef	2,973	3,147		8,803		8,652
Pork	828	631		2,296		1,822
Prepared Foods	698	658		2,070		1,960
Other	15	17		42		43
Total Sales	$6,634	$6,330		$19,292		$17,977

Operating Income:
Chicken	$145	$47	(a)	$450	(d)	$105	(g)
Beef	118	78		87	(e)	131
Pork	34	8		117		56
Prepared Foods	7	10		33	(f)	46
Other	19	58	(b)	60		191	(h)
Total Operating Income	323	201		747		529

Other Expense	65	78	(c)	212		234	(c)

Income before Income Taxes	$258	$123		$535		$295

a. Includes $19 million of pretax charges related to the closing of the Berlin, Maryland, poultry operation.
b. Includes $42 million of pretax gains related to vitamin antitrust litigation settlements received.
c. Includes $10 million of pretax charges related to the impairment of an equity interest in a live swine operation.
d. Includes $13 million of pretax charges related to the closings of the Berlin, Maryland, and Jackson, Mississippi, poultry operations.
e. Includes $61 million of pretax BSE-related charges.
f. Includes $27 million of pretax charges related to the closings of the Manchester, New Hampshire, Augusta, Maine, and Mexican Original Fayetteville, Arkansas, facilities.
g. Includes $66 million of pretax charges related to the closings of the Berlin, Maryland, Stilwell, Oklahoma, and Jacksonville, Florida, poultry operations.
h. Includes $164 million of pretax gains related to vitamin antitrust litigation settlements received.

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

Earnings for the third quarter of fiscal 2004 were $161 million or $0.45 per diluted share compared to $79 million or $0.23 per diluted share for the third quarter of fiscal 2003.  The increase in earnings was primarily due to higher average selling prices, improved operating efficiencies in the Chicken and Pork segments, improvements to the mix of our value added products and increased volumes and margins at our Lakeside Beef operation.  Additionally, earnings were positively impacted by the Company's on-going commodity risk management activities related to its grain purchases and its fixed price forward boxed beef sales.  Earnings were negatively impacted by higher grain and raw material costs and the continued limited access to export markets.  Pretax earnings for the third quarter of fiscal 2003 included $42 million, or $0.08 per diluted share, received in connection with vitamin antitrust litigation, which was partially offset by $19 million of costs, or $0.03 per diluted share, related to a poultry plant closing and $10 million of charges, or $0.02 per diluted share, related to the impairment of an equity interest in a live swine operation.

Earnings for the nine months of fiscal 2004 were $337 million or $0.94 per diluted share compared to $190 million or $0.54 per diluted share for the same period last year.  The increase in earnings was primarily due to higher average selling prices, improved operating efficiencies in the Chicken and Pork segments, improvements to the mix of our value added products and increased volumes and margins at our Lakeside Beef operation.  Additionally, earnings were positively impacted by the Company's on-going commodity risk management activities related to its grain purchases and its fixed price forward boxed beef sales.  Earnings were negatively impacted by higher grain and raw material costs and the continued limited access to export markets.  Also, earnings for the nine months of fiscal 2004 included $40 million of costs, or $0.07 per diluted share related to poultry and prepared foods plant closings and $61 million of costs, or $0.11 per diluted share of BSE-related charges.  Pretax earnings for the third quarter of fiscal 2003 included $164 million, or $0.30 per diluted share, received in connection with vitamin antitrust litigation, which was partially offset by $66 million of costs, or $0.12 per diluted share, related the closing of three poultry plants and $10 million of charges, or $0.02 per diluted share, related to the impairment of an equity interest in a live swine operation.

The Company recognized pretax net gains on open mark-to-market futures positions of approximately $44 million and $4 million as of June 26, 2004, and June 28, 2003, respectively.  These net gains relate to the Company's on-going commodity risk management activities for fixed price forward boxed beef sales that do not qualify for SFAS 133 hedge accounting and primarily resulted from a significant increase in market prices for live cattle after the fixed price boxed beef sales contracts had been entered into.  Based on market prices as of June 26, 2004, the outstanding fixed price sales contracts could have a negative impact on future earnings.

On December 23, 2003, the USDA announced that a single case of BSE had been diagnosed in a Washington state dairy cow.  The effect on the Company's Beef segment caused by that announcement along with the decision of various countries to restrict imports of U.S. beef products resulted in the Company recording BSE-related pretax charges of approximately $61 million in the first quarter of fiscal 2004.  These charges were included in costs of sales and primarily relate to finished product inventory destined for international markets, whether in-transit, located at the shipping ports, or located within domestic storage, live cattle inventory and open futures positions.  No material adjustments were made in the second or third quarter to the BSE-related accruals recorded in the first quarter of fiscal 2004 and none are anticipated in future quarters.

Third Quarter of Fiscal 2004 vs. Third Quarter of Fiscal 2003

Sales increased $304 million and 4.8%, with an 8.8% increase in price and a 3.6% decrease in volume.  Volumes declined due to a reduction in international export activity related to the Chicken and Beef segments resulting from import restrictions imposed by various countries and reduced cattle supply.  The increase in sales includes net gains on mark-to-market futures positions from the Company's on-going commodity risk management activities related to its fixed price forward sales of boxed beef.

Cost of sales increased $192 million or 3.3%.  As a percent of sales, cost of sales decreased to 91.7% from 93.1%.  This decrease was primarily due to increased sales prices, net gains resulting from the Company's on-going commodity risk management activities during the recent increases in market prices of grain, and increased operational efficiencies in the Chicken and Pork segments, partially offset by increases in grain costs in the Chicken segment, higher live cattle prices in the Beef segment and the $42 million benefit received in connection with the vitamin antitrust litigation in the third quarter of fiscal 2003.

Selling, general and administrative expenses increased $8 million or 3.7%.  As a percentage of sales, selling, general and administrative expenses remained constant at 3.4%.  The increase in expenses was primarily due to an increase in personnel and incentive-based compensation of approximately $18 million and approximately $6 million related to information system technology improvements.  The increases were offset by lower professional fees of approximately $7 million primarily related to the Company's prior year integration and strategic initiatives and lower sales promotion expenses of approximately $8 million.

Other charges include additional plant closing costs of $1 million and $19 million recorded in the third quarter of fiscal 2004 and 2003, respectively. Fiscal 2004 costs related to the closings of the Company's Jackson, Mississippi, facility. The prior year costs were related to the closing of the Company's Berlin, Maryland, facility.

Interest expense decreased $2 million or 2.9%. The decrease can be attributed to a 15.0% decrease in the Company's average indebtedness, offset by an increase in the overall weighted average borrowing rate, as well as the Company's on-going efforts to buy back some of our bonds at attractive prices when available in the market. Excluding the bond buybacks, the overall weighted average borrowing rate increased from 6.9% to 7.5%.

Other income increased by $11 million from the same period last year, primarily resulting from the $10 million write-down in the third quarter of fiscal 2003 related to the impairment of an equity interest in a live swine operation.

The effective tax rate for the third quarter of fiscal 2004 increased to 37.8% compared to 35.5% in the third quarter of fiscal 2003. The Extraterritorial Income Exclusion (ETI) reduced the third quarter effective rate by 0.2% compared to 2.5% in the same period last year. The decrease in the third quarter 2004 estimated ETI benefit resulted from a reduction in estimated 2004 export sales, primarily due to the effects of import restrictions by various countries caused by BSE and the avian influenza outbreaks in the United States, along with an adjustment to the prior year estimated amount as filed with the tax authorities. The current period tax rate also increased due to the expiration of certain general business credits.

 Segment Results

Information on segments is as follows (in millions):

	Three Months Ended
	Sales June 26, 2004	Sales June 28, 2003	Sales Change	Sales Percentage Change	Volume Change	Average Sales Price Change
Chicken	$2,120	$1,877	$243	12.9%	(0.2%)	13.2%
Beef	2,973	3,147	(174)	(5.5%)	(11.1%)	6.3%
Pork	828	631	197	31.2%	8.2%	21.4%
Prep Foods	698	658	40	6.1%	(2.1%)	8.4%
Other	15	17	(2)	(11.8%)	N/A	N/A
Total	$6,634	$6,330	$304	4.8%	(3.6%)	8.8%

	Three Months Ended
	Operating Income June 26, 2004	Operating Income June 28, 2003	Operating Income Change	Operating Margin June 26, 2004	Operating Margin June 28, 2003
Chicken	$145	$47	$98	6.8%	2.5%
Beef	118	78	40	4.0%	2.5%
Pork	34	8	26	4.1%	1.3%
Prep Foods	7	10	(3)	1.0%	1.5%
Other	19	58	(39)	N/A	N/A
Total	$323	$201	$122	4.9%	3.2%

Chicken segment sales increased in the third quarter of fiscal 2004, compared to the same period last year.  Foodservice chicken sales increased 13.0%, retail chicken sales increased 13.1% and international chicken sales increased 10.7%.  Excluding plant closing related accruals of $19 million recorded in the third quarter of fiscal 2003, operating income increased $79 million. The sales and operating income increases are primarily due to higher market prices, higher average selling prices and improved operating efficiencies.  Operating income for the quarter was negatively impacted by an approximate $90 million increase in grain costs, compared to the prior year, partially offset by a $44 million net benefit from the Company's on-going commodity risk management activities related to grain purchases.  The increase in the Company's domestic Chicken segment sales volumes were offset by decreased international sales volumes due to the continued import restrictions by various countries caused by the avian influenza outbreaks in the United States.

Beef segment sales decreased in the third quarter of fiscal 2004, compared to the same period last year.  Domestic fresh meat beef sales increased 1.4%, international beef sales decreased 43.5% and case-ready beef sales increased 13.1%.  Sales and operating income for the quarter benefited $46 million, as compared to $7 million for the same quarter last year, from net gains related to open mark-to-market futures positions from the Company's on-going commodity risk management activities related to its fixed forward boxed beef sales.  Included in these benefits were net gains of $44 million and $4 million related to open mark-to-market futures positions as of June 26, 2004, and June 28, 2003, respectively.  Additionally, operating income benefited from increased volumes and margins at our Lakeside Beef operation in Canada.  However, operating income was negatively impacted by higher live prices and domestic production declines which resulted in decreased capacity utilization and created higher operating costs.  Additionally, sales and operating income were negatively impacted by the continued import restrictions on U.S. beef products imposed by various countries.

Pork segment sales increased in the third quarter of fiscal 2004, compared to the same period last year, as domestic fresh meat pork sales increased 28.3%, international pork sales increased 64.9%, case-ready pork sales increased 26.0% and live swine sales increased slightly.  The increase in the Pork segment's operating income was due to higher average selling prices as pork benefited from stronger international markets and operating efficiencies due to increased volume year over year, more than offsetting increases in live costs.

Prepared Foods segment sales increased in the third quarter of fiscal 2004, compared to the same period last year, as foodservice prepared foods sales increased 10.6%, international prepared foods sales increased 2.5% and retail prepared foods sales increased 1.5%.  Sales increases resulting from higher average selling prices were more than offset by increased raw material prices and higher operating costs.

Other segment operating income decreased primarily due to settlements of $42 million received in the third quarter of fiscal 2003 related to vitamin antitrust litigation.

Nine Months of Fiscal 2004 vs. Nine Months of Fiscal 2003

Sales increased $1.3 billion and 7.3%, with an 11.4% increase in price and a 3.7% decrease in volume.  Volumes declined due to a reduction in international export activity related to the Chicken and Beef segments resulting from import restrictions imposed by various countries and reduced cattle supply.  The increase in sales includes net gains on mark-to-market futures positions from the Company's on-going commodity risk management activities related to its fixed price forward sales of boxed beef.

Cost of sales increased $1.1 billion or 6.6%.  As a percent of sales, cost of sales decreased to 92.6% from 93.2%.  This decrease was primarily due to increased sales prices, net gain resulting from the Company's on-going commodity risk management activities during the recent increases in market prices of grain, and increased operational efficiencies in the Chicken and Pork segments partially offset by the increases in grain costs in the Chicken segment, BSE-related charges, higher live cattle prices in the Beef segment, and the $164 million benefit received in connection with the vitamin antitrust litigation in the first nine months of fiscal 2003.

Selling, general and administrative expenses increased $19 million or 3.0%.  As a percentage of sales, selling, general and administrative expenses decreased to 3.3% from 3.5%.  The increase in expenses was primarily due to an increase in personnel and incentive-based compensation of approximately $34 million, an increase of approximately $13 million related to information system technology improvements and an increase of approximately $10 million related to an increased liability for an unfunded postretirement plan and life insurance proceeds received in fiscal 2003.  The increases were offset by lower sales promotion and corporate advertising expenses of approximately $14 million, lower professional fees of approximately $10 million primarily related to the Company's prior year integration and strategic initiatives and approximately $9 million received during the second quarter of fiscal 2004 related to a legal settlement from one of the Company's insurance providers.

Other charges include plant closing costs of $40 million and $66 million recorded in the nine months of fiscal years 2004 and 2003, respectively.  Fiscal 2004 costs were primarily related to closing of the Company's Jackson, Mississippi, Manchester, New Hampshire and Augusta, Maine, facilities.  The prior year costs were related to the closing of the Company's Berlin, Maryland, Stilwell, Oklahoma, and Jacksonville, Florida, facilities.

Interest expense decreased $11 million or 5.0%, primarily resulting from a 13.2% decrease in the Company's average indebtedness, offset by $13 million in charges from the Company's on-going efforts to buy back some of our bonds at attractive prices when available in the market and the early redemption of Tyson de Mexico preferred shares, and increases in the average borrowing rate.  In the nine months of fiscal 2003, the Company incurred $7 million in charges from bond buy backs.  Excluding the charges noted above, the overall weighted average borrowing rate increased from 7.0% to 7.3%.

Other expense decreased by $11 million from the same period last year, primarily resulting from the $10 million write-down in the third quarter of fiscal 2003 related to the impairment of an equity interest in a live swine operation.

The effective tax rate for the first nine months of fiscal 2004 increased to 37.1% compared to 35.5% for the comparable period of fiscal 2003. The estimated ETI amount reduced the 2004 effective tax rate by 0.7% compared to 2.5% for 2003. The decrease in the 2004 estimated ETI benefit resulted from a reduction in estimated 2004 export sales primarily due to the effects of BSE and avian influenza, along with an adjustment to the estimated 2003 benefit. The 2004 estimated rate also increased due to the expiration of certain general business credits.

Segment Results

Information on segments is as follows (in millions):

	Nine Months Ended
	Sales June 26, 2004	Sales June 28, 2003	Sales Change	Sales Percentage Change	Volume Change	Average Sales Price Change
Chicken	$6,081	$5,500	$581	10.6%	0.4%	10.1%
Beef	8,803	8,652	151	1.7%	(11.7%)	15.2%
Pork	2,296	1,822	474	26.0%	5.9%	18.9%
Prep Foods	2,070	1,960	110	5.6%	(0.9%)	6.6%
Other	42	43	(1)	(2.3%)	N/A	N/A
Total	$19,292	$17,977	$1,315	7.3%	(3.7%)	11.4%

	Nine Months Ended
	Operating Income June 26, 2004	Operating Income June 28, 2003	Operating Income Change	Operating Margin June 26, 2004	Operating Margin June 28, 2003
Chicken	$450	$105	$345	7.4%	1.9%
Beef	87	131	(44)	1.0%	1.5%
Pork	117	56	61	5.1%	3.1%
Prep Foods	33	46	(13)	1.6%	2.3%
Other	60	191	(131)	N/A	N/A
Total	$747	$529	$218	3.9%	2.9%

Chicken segment nine months sales increased, compared to the same period last year, as foodservice chicken sales increased 8.3%, retail chicken sales increased 13.1% and international chicken sales increased 14.0%.  Excluding plant closing related accruals of $13 million and $66 million recorded in the nine months of fiscal 2004 and 2003, respectively, operating income increased $292 million.  The sales and operating income increases are primarily due to higher market prices, higher average selling prices and improved operating efficiencies.  Additionally, operating income benefited from the Company's on-going commodity risk management activities related to grain purchases by $147 million, partially offset by approximately $133 million of increased grain costs.  The increase in the Company's domestic Chicken segment sales volumes were offset by decreased international sales volumes due to the continued import restrictions by various countries caused by the avian influenza outbreaks in the United States.

Beef segment nine months sales increased compared to the same period last year, as domestic fresh meat beef sales increased 6.9%, international beef sales decreased 26.4% and case-ready beef sales increased 17.6%.  Operating income decreased primarily due to BSE-related charges of $61 million recorded in the first quarter of fiscal 2004, higher live prices, and domestic production declines which resulted in decreased capacity utilization and created higher operating costs.  Additionally, sales and operating income were negatively impacted by the continued import restrictions on U.S. beef products imposed by various countries.  Sales and operating income were positively impacted by benefits of $28 million recorded during the nine months, as compared to $5 million for the same period last year, from net gains related to open mark-to-market futures positions, from the Company's on-going commodity risk management activities related to its fixed forward boxed beef sales. Included in these benefits were net gains of $44 million and $4 million related to open mark-to-market futures positions as of June 26, 2004, and June 28, 2003, respectively. Additionally, operating income benefited from increased volumes and margins at our Lakeside Beef operation in Canada.

Pork segment nine months sales increased compared to the same period last year, as domestic fresh meat pork sales increased 22.2%, international pork sales increased 67.1%, case-ready pork sales increased 30.5% and live swine sales decreased 27.5%.  The increase in the Pork segment's operating income was due to higher average selling prices as pork benefited from stronger international markets and production efficiencies due to increased volume year over year, more than offsetting increases in live costs.

Prepared Foods segment nine months sales increased compared to the same period last year, as foodservice prepared foods sales increased 11.5%, international prepared foods sales increased 18.6% and retail prepared foods sales decreased 1.3%.  Excluding plant closing costs of approximately $27 million recorded in fiscal 2004, operating income increased $14 million.  The increase is primarily due to higher average selling prices, partially offset by increased raw material prices and higher operating costs.

Other segment operating income decreased primarily due to settlements of $164 million received in fiscal 2003 related to vitamin antitrust litigation.

FINANCIAL CONDITION

For the three months ended June 26, 2004, net cash totaling $245 million was provided by operating activities, primarily resulting from net income excluding depreciation and amortization.  The Company used cash from operations to pay down debt by $62 million, to fund $115 million of property, plant and equipment additions, to purchase $89 million in marketable debt securities, to pay dividends of $14 million and to repurchase $11 million of the Company's Class A common stock.

For the nine months ended June 26, 2004, net cash totaling $790 million was provided by operating activities.  The increase from the same period last year was primarily due to an increase in net income of $147 million and a net change in working capital of $268 million.  The change in working capital was primarily due to the decrease in accounts receivable resulting from improved accounts receivable turnover as well as changes in accounts payable caused by timing of cash disbursements.  The Company used the cash from operations to pay down debt by $281 million, to fund $346 million of property, plant and equipment additions, to purchase $89 million in marketable debt securities, to pay dividends of $41 million and to repurchase $49 million of the Company's Class A common stock.  The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.  Capital spending for fiscal 2004 is expected to be in the range of $450-$500 million, which includes spending on plant automation as well as information systems technology improvements.

Working capital was $909 million at June 26, 2004, and $896 million at September 27, 2003, an increase of $13 million.  The current ratio at June 26, 2004, and September 27, 2003, was 1.3 to 1 and 1.4 to 1, respectively.  At June 26, 2004, total debt was 43.8% of total capitalization compared to 47.7% at September 27, 2003.

Total debt at June 26, 2004, was $3.3 billion, a decrease of $281 million from September 27, 2003.  The Company has unsecured revolving credit facilities totaling $1 billion that support the Company's commercial paper program. These $1 billion in facilities consist of $250 million that expire in September 2006 and $750 million that expire in June 2009.  Additionally, the Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consists of $375 million expiring August 2004 and $375 million expiring in August 2005.  At June 26, 2004, and September 27, 2003, there were no amounts drawn under these agreements. Outstanding debt at June 26, 2004, consisted of $3.2 billion of debt securities and other indebtedness of $157 million.  The Company plans to renew the receivables purchase agreement that matures in August 2004, and pay off the notes maturing in fiscal 2004 with amounts available under the Company's short-term borrowings, as well as excess cash.

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company was in compliance with these covenants at June 26, 2004.

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

The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows provided by operating activities.  Additionally, at June 26, 2004, the Company had borrowing capacity of approximately $1.4 billion consisting of $687 million available under its $1 billion unsecured revolving credit agreements and $750 million under its accounts receivable securitization.

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

Financial instruments   The Company uses derivative financial instruments to manage its exposure to various market risks, including certain livestock, interest rates, grain and feed costs and other commodities used in the normal course of operations. The Company may also hold positions for which hedge accounting, as defined by SFAS 133, is not applied.  Derivative financial instruments must be marked-to-market as of the end of each quarter in which the positions exist.  As the commodities underlying the Company's derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS 133 could result in volatility in the Company's results of operations.

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

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may affect the operating results of the Company are the following: (i) fluctuations in the cost and availability of raw materials, such as live cattle, live swine or feed grain costs; (ii) changes in the availability and relative costs of labor and contract growers; (iii) operating efficiencies of facilities; (iv) market conditions for finished products, including the supply and pricing of alternative proteins; (v) effectiveness of advertising and marketing programs; (vi) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (vii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (viii) risks associated with effectively evaluating derivatives and hedging activities; (ix) changes in regulations and laws (both domestic and foreign), including changes in accounting standards, environmental laws and occupational, health and safety laws; (x) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation;  (xi) adverse results from on-going litigation; (xii) access to foreign markets together with foreign economic conditions, including currency fluctuations and import/export restrictions; and (xiii) the effect of, or changes in, general economic conditions.

Item 3.   Quantitative and Qualitative Disclosure About Market Risks

MARKET RISK

Market risks relating to the Company's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates as well as credit risk concentrations. To address certain of these risks, the Company enters into various derivative transactions as described below.  If a derivative instrument is a hedge, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument's change in fair value, as defined by SFAS No. 133, as amended, will be immediately recognized in earnings as a component of cost of sales.  Instruments that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings.  Additionally, the Company holds certain positions, primarily in grain and livestock futures and options, for which it does not apply SFAS 133 hedge accounting, but instead marks these positions to fair value through earnings at each reporting date.  The changes in market value of derivatives used in the Company's risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales.  The changes in market value of derivatives used in the Company's risk management activities surrounding forward sales contracts are recorded in sales.

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

 Commodities Risk The Company is a purchaser of certain commodities, such as corn, soybeans, livestock and natural gas in the course of normal operations.  The Company uses commodity futures and options to reduce the effect of changing prices and as a mechanism to procure the underlying commodity.  However, as the commodities underlying the Company's derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS 133 could result in volatility in the Company's results of operations.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting.  The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of June 26, 2004 and September 27, 2003, respectively, on fair value of open positions.  The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices.  The market risk exposure analysis includes hedge and non-hedge positions.  The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated.  The following sensitivity analysis reflects an inverse impact on earnings for changes in the fair value of open positions for livestock and natural gas and a direct impact on earnings for changes in the fair value of open positions for grain.

Effect of 10% change in fair value		(in millions)
	(unaudited) June 26, 2004	(unaudited) September 27, 2003
Livestock:
Cattle	$67	$28
Hogs	28	12

Grain	49	26
Natural Gas	11	11

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

Item 4.   Controls and Procedures

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and its Senior Vice President, Finance and Treasurer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  Based upon that evaluation, the Company's Chairman and Chief Executive Officer and its Senior Vice President, Finance and Treasurer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

The Company's management, including the Company's Chairman and Chief Executive Officer and its Senior Vice President, Finance and Treasurer and Interim Chief Financial Officer, has evaluated any changes in the company's internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the company's third quarter of its 2004 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Refer to the discussion of certain legal proceedings pending against the Company under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 9: Contingencies, which discussion is incorporated herein by reference.  Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

In January 1997, the State of Illinois Attorney General brought suit in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division against TFM alleging that TFM's operations at its Joslin, Illinois facility are violating the "odor nuisance" statutory provisions enacted in the State of Illinois. TFM has completed improvements at its Joslin facility to reduce odors from this operation, but denies Illinois Attorney General's contention that its operations at any time amounted to a "nuisance." The Illinois Attorney General has alleged a damage claim ranging from approximately $1,800,000 to $2,700,000.  In May 2003, the State of Illinois attempted to add the Company as a defendant in the suit, which the court subsequently denied.  In September 2003, the State of Illinois served the Company with a complaint that had been filed in the Circuit Court for the 14th Judicial Circuit, Rock Island County, Illinois Chancery Division alleging substantially the same causes of action against the Company as had been alleged in the action against TFM. On May 27, 2004, TFM and the State of Illinois Attorney General entered into a Preliminary Injunction Order to investigate and address the alleged "nuisance" issues. Damage claims will be addressed after completion of the Preliminary Injunction Order. At the same time, the State of Illinois Attorney General filed an Agreed Order of Dismissal regarding the September 2003 suit against the Company.

In May 2004, TFM met with U.S. Environmental Protection Agency (USEPA) staff regarding alleged wastewater and late report filing Clean Water Act violations relating to the 2002 Second and Final Consent Decree that governed compliance requirements for TFM's Dakota City, Nebraska facility.  During that meeting, TFM was verbally informed of USEPA's intent to potentially assess stipulated penalties for those alleged violations, with a maximum penalty figure of approximately $338,000.  No formal written demand for stipulated penalties pursuant to the Consent Decree has been presented at this time.  TFM vigorously disputes these allegations.  Additional discussions with USEPA regarding a potential settlement of this matter are expected.

On February 25, 2004 the Indiana Department of Environmental Management (IDEM) issued a Notice of Violation to the Company's facility in Portland, Indiana for alleged violations of Clean Air Act permitting regulations. During a meeting held on April 14, 2004, IDEM requested an administrative penalty of approximately $195,000. The Company vigorously disputes these allegations, but has entered into preliminary discussions with IDEM regarding a potential settlement of this matter.

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

In February 2002, the Company learned that a processing facility owned by Zemco Industries, Inc., a subsidiary of TFM, is the subject of an investigation by the U.S. Attorney's office in Bangor, Maine, into allegedly improper testing and recording practices.  The Company acquired Zemco as part of the Company's acquisition of TFM on September 28, 2001.  A former Zemco employee at the processing facility has pled guilty to charges in connection with the investigation.  To date there has been no claim by the U.S. Attorney against Zemco, and Zemco will continue to cooperate with the U.S. Attorney's office.

In July, 2002, three cattle producers (Herman Schumacher, Michael P. Callicrate, and Roger D. Koch) filed a lawsuit in the U.S. District Court for the District of South Dakota, naming as defendants the Company and three other beef packers.  Since then, TFM has been substituted for the Company as the party defendant.  Plaintiffs claim that in 2001, during the first six weeks that the U.S. Department of Agriculture (USDA) began its mandatory price reporting program, defendants knowingly used the inaccurate boxed beef cutout prices (cutout prices are determined by the USDA through a formula that averages the prices of the various box beef cuts reported by all packers) calculated and published by USDA to negotiate the purchase of fed cattle from plaintiffs at prices substantially lower than would have been economically justified had plaintiffs known the accurate higher cutout prices.  Plantiffs contend that defendants' conduct constituted an unfair or deceptive practice in violation of the Packers and Stockyards Act (PSA), 7 U.S.C. § 192.  Plaintiffs also seek damages under state law unjust enrichment principles.  Plaintiffs submitted an affidavit from their expert on April 1, 2004, which maintained class damages were in the "tens of millions" of dollars.  On June 4, 2004, the District Court certified a class to pursue the PSA claims, consisting of "all persons or business associations that owned any interest in cattle that were intended for slaughter and who sold or permitted the sale of such cattle (excluding culled dairy and beef cows and bulls) to defendants on the open spot cash cattle market, or on a basis affected by that market, between April 2, 2001, to and including May 11, 2001."  Other classes were certified in connection with the state law unjust enrichment claims.  On June 22, 2004, defendants sought leave from the Eighth Circuit Court of Appeals to appeal the class certification ruling.  This request was denied on July 7, 2004.  During the period in question, TFM correctly reported beef sales information to the USDA and management believes TFM has acted properly and lawfully in its dealings with cattle producers.

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

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below provides information regarding purchases by the Company of its Class A Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 28 to April 24, 2004	212,947	18.24	-	23,971,423
April 25 to May 29, 2004	195,752	19.17	-	23,971,423
May 30 to June 26, 2004	175,597	20.34	-	23,971,423
Total	584,296 (1)	19.18	-	23,971,423

(1)        The Company purchased 584,296 shares during the period that were not made pursuant to the Company's previously announced stock repurchase plan, but were purchased to fund certain Company obligations under its equity compensation plans.  These purchases were made in open market transactions.

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

The Company's 2005 Annual Meeting is currently scheduled for February 4, 2005.  Accordingly, pursuant to the Company's bylaws, for any business to be brought before the 2005 Annual meeting by a proponent shareholder, written notice (in proper form as required by the Company's Bylaws) must be provided to R. Read Hudson, the Company's Secretary, at 2210 West Oaklawn Drive, Springdale, Arkansas 72762-6999, no later than November 22, 2004 and no earlier than October 28, 2004.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

The exhibits filed with this report are listed in the exhibit index at the end of this Item 6.

(b) Reports on Form 8-K:

On April 26, 2004, the Company furnished a current report on Form 8-K containing its earnings release for the second quarter 2004.

EXHIBIT INDEX

 The following exhibit is filed with this report.

Exhibit No.	Exhibit Description	Page
10.1	Five-Year Credit Agreement, dated as of June 9, 2004, by and among the Company, as borrower, JPMorgan Chase Bank, as administrative agent, Merrill Lynch Bank USA, as syndication agent, and SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank International," New York Branch, and BNP Paribas, as documentation agents and certain other lenders party thereto.	48

10.2	Amendment No.3 dated as of June 9, 2004 to Five-Year Credit Agreement dated as of September 24, 2001, as amended, by and among the Company, as borrower, JPMorgan Chase Bank, as administrative agent, Merrill Lynch Bank USA, as syndication agent, and SunTrust Bank, Mizuho Corporate Bank, Ltd. and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank International," New York Branch, as documentation agents and certain other lenders party thereto.	128

12.1	Calculation of Ratio of Earnings to Fixed Charges	223

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.	224

31.2	Certification of Interim Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.	225

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	226

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	227

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 3, 2004	/s/ Dennis Leatherby
Dennis Leatherby
Senior Vice President, Finance and Treasurer and
Interim Chief Financial Officer

Date: August 3, 2004	/s/ Rodney S. Pless
Rodney S. Pless
Senior Vice President, Controller and
Chief Accounting Officer