Form 10-K
TYSON FOODS INC
filed 2004-12-15
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended October 2, 2004

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________________ to ________________

         Commission File No. 001-14704

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

On March 27, 2004, the aggregate market value of the Class A Common and Class B Common voting stock held by non-affiliates of the registrant was $4,396,597,967 and $650,303, respectively.  Class B Common stock is not publicly listed for trade on any exchange or market system. However, Class B Common stock is convertible into Class A Common stock on a share-for-share basis, so the market value was calculated based on the market price of Class A Common stock.

On October 30, 2004, there were outstanding 249,897,383 shares of the registrant's Class A Common Stock, $0.10 par value, and 101,625,548 shares of its Class B Common Stock, $0.10 par value.

Page 1 of 84 Pages
The Exhibit Index appears on pages 74 through 80

INCORPORATION BY REFERENCE

        The following indicated portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held February 4, 2005 (the Proxy Statement) are incorporated by reference into the indicated portions of this Annual Report on Form 10-K:

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

        Equity Compensation Plan Information

        The information set forth under the caption "Equity Compensation Plan Information" in the Proxy Statement.

        Item 13. Certain Relationships and Related Transactions

        The information set forth under the caption "Certain Transactions" in the Proxy Statement.

        Item 14. Principal Accounting Fees and Services

        The information set forth under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" in the Proxy Statement.

PART I

ITEM 1. BUSINESS

GENERAL

Tyson Foods, Inc. and its subsidiaries (collectively, "the Company" or "Tyson"), with world headquarters in Springdale, Arkansas, produce, distribute and market chicken, beef, pork, prepared foods and related allied products.  The Company commenced business in 1935, was incorporated in Arkansas in 1947, and was reincorporated in Delaware in 1986.  The Company has engaged in a number of acquisitions, including the acquisitions of IBP, inc. (now called Tyson Fresh Meats, Inc. (TFM)) in 2001, Hudson Foods, Inc. in 1998 and Holly Farms Corporation in 1989.  In addition to being the world's largest processor and marketer of chicken, beef and pork products, the Company is also the second largest publicly traded food company in the United States and has one of the most recognized brand names in the food industry.

The Company operates a totally integrated poultry production process.  Through its wholly owned subsidiary, Cobb-Vantress, Tyson is the number one breeding stock supplier in the world.  Tyson invests in breeding stock research and development which allows the Company to breed into its flocks the natural characteristics found to be most desirable.  The Company's integrated operations consist of breeding and raising chickens, as well as the processing, further-processing and marketing of these food products and related allied products, including animal and pet food ingredients.

The Company is also involved in the processing of live fed cattle and hogs and fabrication of dressed beef and pork carcasses into primal and sub-primal meat cuts, case-ready products and fully-cooked beef and pork products.  In addition, the Company derives value from allied products such as hides and variety meats for sale to further processors.

The Company produces a wide range of fresh, value-added, frozen and refrigerated food products.  The Company's products are marketed and sold to national and regional grocery retailers, regional grocery wholesalers, meat distributors, clubs and warehouse stores, military commissaries, industrial food processing companies, national and regional chain restaurants or their distributors, international export companies and domestic distributors who service restaurants, foodservice operations such as plant and school cafeterias, convenience stores, hospitals and other vendors.  Sales are made by the Company's sales staff primarily located in Springdale, Arkansas, and Dakota Dunes, South Dakota.  Additionally, sales to the military and a portion of sales to international markets are made through independent brokers and trading companies.

FINANCIAL INFORMATION OF BUSINESS SEGMENTS

The Company operates in five business segments: Chicken, Beef, Pork, Prepared Foods and Other.  The contribution of each business segment to net sales and operating income, and the identifiable assets attributable to each business segment are set forth in Note 20, "Segment Reporting" of the Consolidated Financial Statements included herein at pages 63 through 64.

DESCRIPTION OF BUSINESS SEGMENTS

Chicken  The Company's chicken operations primarily are involved in the processing of live chickens into fresh, frozen and value-added chicken products.  The Chicken segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.  The Chicken segment also includes sales from allied products and the chicken breeding stock subsidiary.

Beef  The Company's beef operations primarily are involved in the processing of live fed cattle and fabrication of dressed beef carcasses into primal and sub-primal meat cuts and case-ready products.  It also involves deriving value from allied products such as hides and variety meats for sale to further processors and others.  The Beef segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.  Allied products are also marketed to manufacturers of pharmaceuticals and technical products.

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

Pork  The Company's pork operations involve the processing of live market hogs and fabrication of pork carcasses into primal and sub-primal cuts and case-ready products.  This segment also represents the Company's live swine group and related allied product processing activities. The Pork segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.  It also sells allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork processors.

Additionally, the Company has farrow-to-finish swine operations, which include genetic and nutritional research, weaned and feeder pig sales, feeder pig finishing and the marketing of live swine to regional and national packers that are conducted in Arkansas, Missouri and Oklahoma.

Prepared Foods  The Company's prepared foods operations manufacture and market frozen and refrigerated food products.  Products include pepperoni, beef and pork toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes and meat dishes, as well as branded and processed meats.  The Prepared Foods segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.

Other  The Company's Other segment includes the logistics group and other corporate activities not identified with specific protein groups.

RAW MATERIALS AND SOURCES OF SUPPLY

Chicken  The primary raw materials used by the Company in its chicken operations consist of live chickens that are raised primarily by independent contract growers.  The Company's vertically-integrated chicken process begins with the grandparent breeder flocks.  Breeder farms specialize in producing the generations of male and female strains, with the broiler being the final progeny.  The breeder flocks are raised to maturity in grandparent growing and laying farms where fertile eggs are produced.  The fertile eggs are incubated at the grandparent hatchery and produce male and female pullets (i.e., the parents).  The pullets are sent to breeder houses, and the resulting eggs are sent to Company hatcheries.  Once the chicks have hatched, they are sent to broiler farms.  There, contract growers care for and raise the chicks according to Company standards while receiving advice from Company technical service personnel until the broilers have reached the desired processing weight.  The adult chickens are caught and hauled to processing plants. The finished products are sent to distribution centers and then transported to customers.  The Company operates its own feed mills to produce scientifically-formulated feeds.  Corn and soybean meal are major production costs in the poultry industry, representing roughly 44% of the cost of growing a chicken.  In addition to feed ingredients to grow the chickens, the Company uses cooking ingredients, packaging materials and cryogenic agents.  The Company believes that its sources of supply for these materials are adequate for its present needs and the Company does not anticipate any difficulty in acquiring these materials in the future.  While the Company produces substantially all of its inventory of breeder chickens and live broilers, it from time-to-time purchases live, ice-packed or deboned chicken to meet production requirements.

Beef  The primary raw material used by the Company in its beef operations is live cattle.  The Company does not have facilities of its own to raise cattle in the United States.  The Company has approximately 60 cattle buyers located throughout cattle producing areas that visit feed yards and buy live cattle on the open spot market.  These buyers are trained to select high quality animals and their performance is continually measured by the Company.  The Company also enters into various risk-sharing and procurement arrangements with producers that help secure a supply of livestock for daily start-up operations at its facilities.  The Company's Canadian subsidiary, Lakeside Farm Industries LTD (Lakeside), primarily has cattle feeding facilities and a beef carcass production and boxed beef processing facility.  In 2004, Lakeside's feedlots provided approximately 15% of that facility's fed cattle needs.

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

CUSTOMERS

The Company had one customer that accounted for more than 10% of consolidated sales in fiscal 2004, Wal-Mart Stores, Inc. accounted for approximately 12% of the Company's fiscal 2004 consolidated sales.  Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments.  Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on the Company's operations; however, the Company does not anticipate any such occurrences due to the demand for its products.

BACKLOG OF ORDERS

As of October 2, 2004, there was no significant backlog of unfilled orders for the Company's products.

COMPETITION

The Company's food products compete with those of other national and regional food producers and processors and certain prepared food manufacturers, including Cargill Incorporated, Foster Farms, Gold Kist, Inc., Hormel Foods Corporation, Kraft Foods, Inc., Perdue Farms Inc., Pilgrim's Pride Corp., Sanderson Farms Inc., Sara Lee Corporation, Smithfield Foods Inc., and Swift and Company.  Additionally, the Company's food products compete in international markets around the world.  The Company's principal marketing and competitive strategy is to identify target markets for value-added products, to concentrate production, sales and marketing efforts in order to appeal to and enhance the demand from those markets and, utilizing its national distribution systems and customer support services, seek to achieve a leading market position for its products.  Past efforts have indicated that customer demand generally can be increased and sustained through application of the Company's marketing strategy, as supported by its distribution systems.  The principal competitive elements are brand identification, breadth and depth of the product offering, product quality, customer service and price.

INTERNATIONAL

The Company exported to more than 80 foreign countries in fiscal 2004. Major export markets include Canada, China, European Union, Japan, Mexico, Puerto Rico, Russia, Taiwan and South Korea.

The Company continues to explore growth opportunities in Brazil, Canada, China and Mexico and believes each offers potential in terms of expanding or developing processing facilities.  The Company's subsidiary in Mexico continues to show growth with a focus on further processed chicken products.  The Company's Canadian subsidiary, Lakeside, has cattle feeding facilities and a beef carcass production and boxed beef processing facility.  The Company's wholly owned subsidiary, Cobb-Vantress, has operations in Argentina, Brazil, India, Indonesia, Japan, the Philippines, Poland, Spain, the United Kingdom, Venezuela and the Netherlands.  The Company also owns a majority interest in and operates a chicken further processing facility in China.  The Company has minority interests in a Chinese pork processing facility and a Canadian chicken further processing facility, and a 50% interest in a Chinese casing operation.  The Company continues to be involved in a technical service agreement with Grupo Melo in Panama to assist Grupo Melo with the production of further processed chicken products and to allow it to license the Tyson brand.  Additional information regarding the Company's export sales, long-lived assets located in foreign markets and income from foreign operations is set forth in Note 20, "Segment Reporting" of the Consolidated Financial Statements included herein at pages 63 through 64.

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

REGULATION AND FOOD SAFETY

The Company's facilities for processing chicken, beef, pork, prepared foods, milling feed and for housing live chicken and swine are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of its employees.  The Company's chicken, beef and pork processing facilities are participants in the government's Hazardous Analysis Critical Control Point (HACCP) program and are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002.  The cost of compliance with such laws and regulations has not had a material adverse effect upon the Company's capital expenditures, earnings or competitive position and it is not anticipated to have a material adverse effect in the future.  In 2004, the Company incurred expenses of approximately $98 million to maintain compliance with such regulations.  These expenditures relate principally to the normal operation and maintenance of wastewater treatment facilities (Wastewater Treatment Facilities), where the Company biologically treats these wastes, and the associated land application of wastes generated at these treatment facilities.  The Company incurred $4 million in capital expenditures, related to its Wastewater Treatment Facilities, in fiscal 2004 and anticipates capital expenditures of approximately $5 million in fiscal 2005 for environmental projects related to the Wastewater Treatment Facilities.  The Company believes that it is in substantial compliance with such applicable laws and regulations and the Company is not aware of any violations of, or pending changes in, such laws and regulations that are likely to result in material penalties or material increases in compliance costs, except as disclosed in Item 3.

The Company works to ensure its products meet high standards of food quality and safety.   The Company's chicken, beef, pork and prepared foods products are subject to inspection prior to distribution, primarily by the United States Department of Agriculture and the United States Food and Drug Administration.  Notwithstanding these efforts, food producers are at risk that their products may contain pathogens.

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

EMPLOYEES AND LABOR RELATIONS

As of October 2, 2004, the Company employed approximately 114,000 team members. The Company believes that its overall relations with its workforce are good.

Set forth below is a listing of the Company facilities which have employees subject to a collective bargaining agreement together with the name of the union party to the collective bargaining agreement, the number of employees at the facility subject thereto and the expiration date of the collective bargaining agreement currently in effect.

Location	Union	No. of People		Expiration Date
Albertville, AL	UFCW	724	(1)	November 2004
Amarillo, TX	Teamsters	3,133		November 2007
Ashland, AL	RWDSU	234		November 2005
Buena Vista, GA	RWDSU	390		March 2007
Buffalo, NY	IUOE	29		June 2006
Carthage, TX	UFCW	367		November 2006
Carthage, MS	RWDSU	1,734		January 2008
Center, TX	UFCW	995		February 2006
Cherokee, IA	UFCW	620		January 2009
Chicago, IL	UFCW	450		May 2005
Chicago, IL	UFCW	146		April 2006
Concordia, MO	UFCW	207		June 2005
Corydon, IN	Steelworkers	37		April 2005
Corydon, IN	UFCW	361		January 2005
Dakota City, NE	UFCW	3,121		August 2009

Dakota City, NE	Teamsters	27		April 2005
Dardanelle, AR	UFCW	823		November 2007
Forest, MS	RWDSU	726		June 2008
Gadsden, AL	Teamsters	16		April 2007
Gadsden, AL	RWDSU	691	(1)	November 2004
Glen Allen, VA	UFCW	748	(1)	October 2004
Hope, AR	UFCW	734		March 2006
Jefferson, WI	UFCW	412		February 2008
Joslin, IL	Teamsters	15		March 2007
Joslin, IL	UFCW	1,977		March 2006
Logansport, IN	UFCW	1,708		May 2008
Noel, MO	UFCW	773		December 2005
Noel, MO	UFCW	31		December 2006
Norfolk, NE	UFCW	1,126		September 2005
North Richland Hills, TX	UFCW	318	(1)	August 2004
Pasco, WA	Teamsters	1,477	(1)	July 2004
Perry, IA	UFCW	980		December 2007
Ponca City, OK	UFCW	507		April 2009
Roaring River, NC	Teamsters	30	(1)	November 2004
Robards, KY	UFCW	917	(1)	November 2004
Shelbyville, TN	RWDSU	812		November 2005
Waterloo, IA	UFCW	2,164		December 2006
Wilkesboro, NC	Teamsters	201	(1)	November 2004
Gomez Palacio, Durango	CTM	3,461		February 2005
Gomez Palacio, Durango	CTM	39		April 2005
Monterrey, Neuvo Leon	FNCSI	71		February 2005
Torreon, Coahuila	CROM	30		February 2005
Parras de la Fuenta, Coahuila	CROM	101		February 2005
Mexico, Districto Federal	CROC	36		March 2005

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

FNCSI - Sindicato Industrial de Trabajadores de Nuevo Leon

CROM - Confederacion Reginal Obrera de Mexico

CROC - Confederacion Reginal de Obreros y Campesinos

(1) Contracts are currently under negotiations

As of October 2, 2004, the Company was not experiencing any strike or work stoppage that had a material impact on operations.

MARKETING AND DISTRIBUTION

The Company's principal marketing objective is to be the primary provider of chicken, beef, pork and prepared foods products for our customers.  The Company identifies distinct markets and business opportunities through continuous consumer and market research.  The Company's branding strategy focuses on one national protein brand, the Tyson brand, as well as a number of strong regional brands.  The Company has de-emphasized some of its prepared foods brand names and replaced them with the Tyson Brand.  All communications stress the quality, convenience and protein power benefits of our products while supporting and building brand awareness.  Communications efforts are built around the "Powered by Tyson" strategy and utilize a fully integrated and coordinated mix of activities designed to connect with customers and consumers on both a rational and emotional level. The Company utilizes its national distribution system and customer support services to achieve the leading market position for its products.

The Company has the ability to produce and ship fresh, frozen and refrigerated products.  The Company's nationwide distribution system extends to a broad network of food distributors which is supported by cold storage warehouses owned or leased by the Company, by public cold storage facilities and by the Company's transportation system.  The Company ships products from Company-owned consolidated frozen food distribution centers, from a network of public cold storages, from other owned and leased facilities and directly from plants.  The Company's distribution centers facilitate accumulating fresh and frozen products so that it can fill and consolidate less-than-truckload orders into full truckloads, thereby decreasing shipping costs while increasing customer service. In addition, customers are provided with a wide selection of products that do not require large volume orders.  The Company's distribution system enables it to supply large or small quantities of products to meet customer requirements anywhere in the continental United States.

PATENTS AND TRADEMARKS

The Company has registered a number of patents and trademarks relating to its processes and products which either have been approved or are in the process of application. Because the Company does a significant amount of brand name and product line advertising to promote its products, it considers the protection of such trademarks to be important to its marketing efforts.  The Company has also developed non-public proprietary information regarding its production processes and other product-related matters.  The Company utilizes internal procedures and safeguards to protect the confidentiality of such information, and where appropriate, seeks patent protection for the technology it utilizes.

INDUSTRY PRACTICES

The Company's agreements with its customers are generally short-term, due primarily to the nature of its products, industry practice and the fluctuation in demand and price for such products.  In certain instances where the Company is selling further processed products to large customers, the Company may enter into written agreements whereby the Company will act as the exclusive or preferred supplier to the customer for periods up to five years and on pricing terms which are either fixed or variable.

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERANCE DOCUMENTS ON INTERNET WEBSITE

The Company maintains an internet website for investors at http://ir.tysonfoodsinc.com.  The Company makes available free of charge on this website annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission.  Also available on the website for investors are the Company's corporate governance principles, Audit Committee charter, Compensation Committee charter, Governance Committee charter and code of conduct.   The Company's corporate governance documents are available in print to any shareholder who requests them.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report and other written reports and oral statements, made from time to time by the Company and its representatives, contain forward-looking statements with respect to their current views and estimates of future economic circumstances, industry conditions, Company performance and financial results, including, without limitation, debt-levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy. These forward-looking statements are subject to a number of factors and uncertainties that could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Tyson undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of raw materials, such as live cattle, live swine or feed grains; (ii) market conditions for finished products, including the supply and pricing of alternative proteins, and the demand for alternative proteins; (iii) risks associated with effectively evaluating derivatives and hedging activities; (iv) access to foreign markets together with foreign economic conditions, including currency fluctuations and import/export restrictions; (v) outbreak of a livestock disease which could have an effect on livestock owned by the Company, the availability of livestock for purchase by the Company, or the Company's ability to access certain markets; (vi) successful rationalization of existing facilities, and the operating efficiencies of the facilities; (vii) changes in the availability and relative costs of labor and contract growers; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) adverse results from litigation; (x) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xi) changes in regulations and laws (both domestic and foreign), including changes in accounting standards, environmental laws and occupational, health and safety laws; (xii) the ability of the Company to make effective acquisitions, and successfully integrate newly acquired businesses into existing operations; (xiii) effectiveness of advertising and marketing programs; and (xiv) the effect of, or changes in, general economic conditions.

ITEM 2. PROPERTIES

The Company currently has sales offices and production and distribution operations in the following states: Alabama, Arkansas, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Mississippi, Missouri, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington and Wisconsin.  Additionally, the Company, either directly or through its subsidiaries, has facilities in or participates in joint venture operations in Argentina, Brazil, Canada, China, India, Indonesia, Japan, Mexico, the Netherlands, the Philippines, Puerto Rico, Russia, Singapore, South Korea, Spain, Taiwan, the United Arab Emirates, the United Kingdom and Venezuela.

Chicken  The Company's chicken operations consist of 58 processing plants.  These plants are devoted to various phases of slaughtering, dressing, cutting, packaging, deboning or further-processing.  The total slaughter capacity is approximately 49 million head per week.  In addition, the Company owns 11 rendering plants with the capacity to produce 32 million pounds of animal protein products per week and 20 ground pet food processing operations in connection with chicken processing plants capable of producing 10 million pounds of product per week.  In addition, there are two blending mill operations, 38 feed mills and 63 broiler hatcheries with sufficient capacity to meet the needs of the chicken growout operations.  During 2004, the feed mills operated at 78% of capacity, the hatcheries operated at 91% of capacity and the processing plants operated at 95% capacity.

Beef  The Company's beef operations consist of 14 beef production facilities, four of which include case-ready operations, and a Canadian cattle feedlot.  These plants are devoted to various phases of slaughtering live cattle, fabricating beef products and some treat and tan hides.  One of the beef facilities contains a tallow refinery and two of the case-ready operations share facilities with the Pork segment.  The carcass facilities reduce live cattle to dressed carcass form.  The processing facilities conduct fabricating operations to produce boxed beef and allied products.  The slaughtering processes operated in 2004 at approximately 74% of their capacities.  The total slaughter capacity is approximately 240,000 head per week.

Pork  The Company's pork operations consist of eight pork production facilities, two of which include case-ready operations.  These plants are devoted to various phases of slaughtering live hogs and fabricating pork products and allied products.  The two case-ready operations share facilities with the Beef segment.  The processing facilities operated in 2004 at approximately 85% of their production capacities.  The total slaughter capacity of these facilities is approximately 434,000 head per week.  Additionally the Company's live swine operations have 47 farrowing barns, 92 nursery houses, 77 finishing houses and two boar facilities.  The Company also utilizes live swine contract growers.  The swine growout operations are supported by one dedicated feed mill supplemented by production from the chicken operations' feed mills.

Prepared Foods  The Company's prepared foods operations consist of 30 processing plants which process fresh and frozen beef, pork, chicken and other raw materials into pizza toppings, branded and processed meats, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes and pizza crusts, flour and corn tortilla products and meat dishes.  These processing plants have the capacity to produce approximately 58 million pounds per week and operated in 2004 at approximately 76% of capacity.

Other  The Company's other operations consist of 11 distribution centers, as well as 11 cold storage facilities used by the beef and pork divisions, 44 cold storage facilities at chicken processing plants, three cold storage facilities at chicken rendering plants and four cold storage facilities used by prepared foods plants with a total capacity of approximately 306 million pounds.

The Company owns its major operating facilities with the following exceptions: one chicken emulsified plant is leased month to month, one hatchery is leased month to month, 387 chicken breeder farm houses are leased under agreements expiring at various dates through 2009, 31 chicken breeder farm houses are leased month to month and 30 broiler farms are leased year to year.  Additionally, the Company's live swine operation leases 24 farrowing barns, 20 nursery houses and 46 finishing houses, expiring at various dates through 2009.  One prepared foods distribution center is leased month to month and two prepared foods further processing facilities are leased until fiscal year 2005.

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

ITEM 3. LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings pending against the Company under Part II., Item 8, Notes to Consolidated Condensed Financial Statements, Note 22: Contingencies, which discussion is incorporated herein by reference.  Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

In January 1997, the State of Illinois Attorney General brought suit in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division against TFM alleging that TFM's operations at its Joslin, Illinois, facility are violating the "odor nuisance" statutory provisions enacted in the State of Illinois. TFM has completed improvements at its Joslin facility to reduce odors from this operation, but denies the Illinois Attorney General's contention that its operations at any time amounted to a "nuisance." The Illinois Attorney General has alleged a damage claim ranging from approximately $1,800,000 to $2,700,000.  In May 2003, the State of Illinois attempted to add the Company as a defendant in the suit, which the court subsequently denied.  In September 2003, the State of Illinois served the Company with a complaint that had been filed in the Circuit Court for the 14th Judicial Circuit, Rock Island County, Illinois Chancery Division alleging substantially the same causes of action against the Company as had been alleged in the action against TFM. On May 27, 2004, TFM and the State of Illinois Attorney General entered into a Preliminary Injunction Order to investigate and address the alleged "nuisance" issues. Damage claims will be addressed after completion of the Preliminary Injunction Order. At the same time, the State of Illinois Attorney General filed an Agreed Order of Dismissal regarding the September 2003 suit against the Company.

In May 2004, TFM met with U.S. Environmental Protection Agency (USEPA) staff regarding alleged wastewater and late report filing violations under the Clean Water Act relating to the 2002 Second and Final Consent Decree that governed compliance requirements for TFM's Dakota City, Nebraska facility.  During that meeting, TFM was verbally informed of USEPA's intent to potentially assess stipulated penalties for those alleged violations, with a maximum penalty figure of approximately $338,000.  No formal written demand for stipulated penalties pursuant to the Consent Decree has been presented at this time.  TFM vigorously disputes these allegations.  Additional discussions with USEPA regarding a potential settlement of this matter are expected.

On February 25, 2004 the Indiana Department of Environmental Management (IDEM) issued a Notice of Violation to the Company's facility in Portland, Indiana for alleged violations of Clean Air Act permitting regulations. During a meeting held in April 2004, IDEM requested an administrative penalty of approximately $195,000. The Company vigorously disputes these allegations, but has entered into preliminary discussions with IDEM regarding a potential settlement of this matter.

In June 2001, TFM was advised the SEC had commenced a formal investigation related to the restatement of earnings made by TFM in March 2001, including matters relating to certain improprieties in the financial statements of DFG, a wholly-owned subsidiary.  TFM is cooperating with this investigation.  On July 27, 2004, the SEC filed a Complaint for Permanent Injunction and Other Equitable Relief against three former employees of DFG.  One of the former employees, Philip J. Sexauer, has entered into a Consent Judgment with the SEC.  On August 23, 2004, staff of the SEC advised TFM that no enforcement action against TFM had been recommended by the staff to the SEC.

In March 2004, the Company was advised that the SEC had commenced a formal, non-public investigation concerning the Company's disclosures of executive perquisites.  In August 2004, the Company announced that it had received notice that the staff of the SEC intended to recommend that the SEC bring a civil enforcement action against the Company and that it was considering seeking a monetary penalty.  The notice alleged that the Company's proxy statements for fiscal years 1997 through 2003 had failed to comply with SEC regulations with respect to the disclosure and description of perquisites totaling approximately $1.7 million provided to Don Tyson, former Senior Chairman of the Company, and that the Company had failed to maintain an adequate system of internal controls regarding the personal use of Company assets and the disclosure of perquisites and personal benefits.  The SEC staff also advised the Company it was considering recommending that the SEC bring administrative cease-and-desist actions against two Company non-executive employees for allegedly causing these failures.  In addition, Don Tyson received notice the staff intended to recommend that the SEC bring a similar civil enforcement action against him.  The Company was subsequently advised that the SEC staff had withdrawn its proposed recommendations with respect to the two employees, and that it intended to recommend that the SEC seek monetary penalties against the Company and Don Tyson.

In December 2004, following discussions with the staff regarding resolution of this matter, the Company and Don Tyson proposed that the Company, without admitting or denying wrongdoing, would pay a civil penalty of $1.5 million and consent to the entry of an administrative cease and desist order and that Don Tyson, also without admitting or denying wrongdoing, would pay a civil penalty of $200,000 and consent to the entry of an administrative cease and desist order.  These settlement proposals are subject to mutual agreement on the language of the order.  The SEC staff has agreed to recommend both of these offers of settlement to the SEC.  The proposed settlements and the proposed order are subject to final approval by the SEC.

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

In August 2004, the Company received a subpoena requesting the production of documents from a federal grand jury sitting in the Western District of Arkansas.  The subpoena focused on events surrounding a workplace accident that resulted in the death of an employee at the River Valley Animal Foods rendering plant in Texarkana, Arkansas on October 10, 2003.  That workplace fatality had previously been the subject of an investigation by the Occupational Health and Safety Administration (OSHA) of the Department of Labor.  On April 9, 2004, OSHA issued citations to Tyson Foods, Inc. and Tyson Poultry, Inc., d/b/a River Valley Animal Foods, alleging violations of health and safety standards arising from the death of the employee due to hydrogen sulfide inhalation.  The citations consist of five willful, twelve serious, and two recordkeeping violations.  OSHA seeks abatement of the alleged violations and proposed penalties of $436,000.  The OSHA proceeding was stayed pending the completion of the grand jury investigation.  Since the receipt of the document subpoena, a number of company employees have provided grand jury testimony or informal interviews to government investigators.  Federal officials have not yet indicated whether they intend to pursue any action against the Company in connection with this investigation.

In July 2002, three cattle producers (Herman Schumacher, Michael P. Callicrate, and Roger D. Koch) filed a lawsuit in the U.S. District Court for the District of South Dakota, naming as defendants the Company and three other beef packers.  Since then, TFM has been substituted for the Company as the party defendant.  Plaintiffs claim that in 2001, during the first six weeks that the U.S. Department of Agriculture (USDA) began its mandatory price reporting program, defendants knowingly used the inaccurate boxed beef cutout prices (cutout prices are determined by the USDA through a formula that averages the prices of the various box beef cuts reported by all packers) calculated and published by USDA to negotiate the purchase of fed cattle from plaintiffs at prices substantially lower than would have been economically justified had plaintiffs known the accurate higher cutout prices.  Plaintiffs contend that defendants' conduct constituted an unfair or deceptive practice in violation of the Packers and Stockyards Act (PSA), 7 U.S.C. §192.  Plaintiffs also seek damages under state law unjust enrichment principles.  Plaintiffs submitted an affidavit from their expert on April 1, 2004, which maintained class damages were in the "tens of millions" of dollars.  On June 4, 2004, the District Court certified a class to pursue the PSA claims, consisting of "all persons or business associations that owned any interest in cattle that were intended for slaughter and who sold or permitted the sale of such cattle (excluding culled dairy and beef cows and bulls) to defendants on the open spot cash cattle market, or on a basis affected by that market, between April 2, 2001, to and including May 11, 2001."  Other classes were certified in connection with the state law unjust enrichment claims.  On June 22, 2004, defendants sought leave from the Eighth Circuit Court of Appeals to appeal the class certification ruling.  This request was denied on July 7, 2004.  During the period in question, TFM correctly reported beef sales information to the USDA.

Tyson and other poultry integrators have been advised by the Attorney General of Oklahoma that the State of Oklahoma intends to commence water quality litigation related to alleged nutrient loading in certain Oklahoma watersheds.  Specifically, the suit would presumably seek damages and injunctive relief based upon the alleged impact of excess nutrients associated with the land application of poultry litter by the companies and contract growers.   The Companies are presently attempting to negotiate a comprehensive settlement with the Attorney General of Oklahoma.

Other Matters  The Company has approximately 114,000 team members and at any time has various employment practices matters.  In the aggregate, these matters are significant to the Company and the Company devotes significant resources to handling employment issues.  Additionally, the Company is subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of its business.  While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Officers of the Company serve one year terms from the date of their election, or until their successors are appointed and qualified. The name, title, age and year of initial election to executive office of the Company's executive officers are listed below:

Name	Title	Age	Year Elected
John Tyson	Chairman of the Board of Directors and Chief Executive Officer	51	1984
Richard L. Bond	President and Chief Operating Officer	57	2001
Greg Lee	Chief Administrative Officer and International President	57	1993
J. Alberto Gonzalez-Pita	Executive Vice President and General Counsel	50	2004
Eugene D. Leman	Senior Group Vice President, Fresh Meats	62	2001
Dennis Leatherby	Senior Vice President, Finance and Treasurer and Interim Chief Financial Officer	44	1990
Craig J. Hart	Senior Vice President, Controller and Chief Accounting Officer	48	2004

No family relationships exist among the above officers. Mr. John Tyson was appointed Chairman of the Board of Directors and Chief Executive Officer in 2001 after serving as Chairman of the Board of Directors, President and Chief Executive Officer since 2000, Chairman of the Board of Directors since 1998 and Vice Chairman of the Board of Directors since 1997.  Mr. Bond was appointed President and Chief Operating Officer in 2003, after serving as Co-Chief Operating Officer and Group President, Fresh Meats and Retail since 2001 and President and Chief Operating Officer of IBP since 1997 until the merger of IBP into a wholly owned subsidiary of the Company on September 28, 2001.  Mr. Bond is also a member of the Company's Board of Directors.  Mr. Lee was appointed Chief Administrative Officer and International President in 2003, after serving as Co-Chief Operating Officer and Group President, Food Service and International since 2001, Chief Operating Officer since 1999 and as President of the Foodservice Group since 1998.  Mr. Gonzalez-Pita was appointed Executive Vice President and General Counsel in 2004, after serving as General Counsel and Vice President for International Legal, Regulatory & External Affairs at BellSouth Corporation since 1999.  Mr. Leman was appointed Senior Group Vice President, Fresh Meats in 2001 after serving as IBP's President of Fresh Meats since 1997 until the merger of IBP into a wholly owned subsidiary of the Company on September 28, 2001.  Mr. Leatherby was appointed Senior Vice President, Finance and Treasurer and Interim Chief Financial Officer in 2004, after serving as Senior Vice President, Finance and Treasurer since 1998.  Mr. Hart was elected Senior Vice President, Controller and Chief Accounting Officer in 2004 after serving as Vice President of Special Projects since 2001 and Vice President and Controller of IBP since 1995 until the merger of IBP into a wholly owned subsidiary of the Company on September 28, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company currently has issued and outstanding two classes of capital stock, Class A Common Stock (Class A stock) and Class B Common Stock (Class B stock).  Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis.  Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval.  On October 30, 2004, there were approximately 42,600 holders of record of the Company's Class A stock and 15 holders of record of the Company's Class B stock, excluding holders in the security position listings held by nominees.

DIVIDENDS

Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock.  The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock.  The Company has paid uninterrupted quarterly dividends on its common stock each year since 1977 and expects to continue its cash dividend policy during fiscal 2005.  In fiscal 2004, the annual dividend rate for Class A stock was $0.16 per share and the annual dividend rate for Class B stock was $0.144 per share.

MARKET INFORMATION

The Class A stock is traded on the New York Stock Exchange under the symbol "TSN."  No public trading market currently exists for the Class B stock.  The high and low closing sales prices of the Company's Class A stock for each quarter of fiscal 2004 and 2003 are represented in the table below.

	Fiscal Year 2004		Fiscal Year 2003
	High	Low	High	Low
First Quarter	$14.49	$12.59	$12.77	$9.64
Second Quarter	18.13	12.99	11.85	7.28
Third Quarter	20.81	17.58	10.90	7.75
Fourth Quarter	21.06	15.73	14.42	10.62

ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding purchases by the Company of its Class A Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 27 to July 24, 2004	563,643	$20.93	546,984	23,424,439
July 25 to August 28, 2004	238,798	19.60	-	23,424,439
August 29 to October 2, 2004	388,639	16.24	300,000	23,124,439
Total	1,191,080 (2)	$19.13	846,984	23,124,439

(1)        On February 7, 2003, the Company announced that the board of directors of the Company had approved a plan to repurchase up to 25,000,000 shares of Class A Common Stock from time to time in open market or privately negotiated transactions.  The plan has no fixed or scheduled termination date.

(2)        The Company purchased 344,096 shares during the period that were not made pursuant to the Company's previously announced stock repurchase plan, but were purchased to fund certain Company obligations under its equity compensation plans.  These purchases were made in open market transactions.

ITEM 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	2004	2003	2002	2001	2000	1999
Summary of Operations
Sales	$26,441	$24,549	$23,367	$10,563	$7,268	$7,621
Cost of sales	24,550	22,805	21,550	9,660	6,453	6,470
Gross profit	1,891	1,744	1,817	903	815	1,151
Operating income	925	837	887	316	349	487
Interest expense	275	296	305	144	116	124
Provision for income taxes	232	186	210	58	83	129
Net income (loss)	$403	$337	$383	$88	$151	$230
Year end shares outstanding	353	353	353	349	225	229
Diluted average shares outstanding	357	352	355	222	226	231
Diluted earnings (loss) per share	$1.13	$0.96	$1.08	$0.40	$0.67	$1.00
Class A basic earnings (loss) per share	1.20	1.00	1.13	0.42	0.70	1.05
Class B basic earnings (loss) per share	1.08	0.90	1.02	0.38	0.63	0.94
Dividends per share:
Class A	0.160	0.160	0.160	0.160	0.160	0.115
Class B	0.144	0.144	0.144	0.144	0.144	0.104
Depreciation and amortization	$490	$458	$467	$335	$294	$291
Balance Sheet Data
Capital expenditures	$486	$402	$433	$261	$196	$363
Total assets	10,464	10,486	10,372	10,632	4,841	5,083
Net property, plant and equipment	3,964	4,039	4,038	4,085	2,141	2,185
Total debt	3,362	3,604	3,987	4,776	1,542	1,804
Shareholders' equity	$4,292	$3,954	$3,662	$3,354	$2,175	$2,128
Other Key Financial Measures
Return on sales	1.5%	1.4%	1.6%	0.8%	2.0%	3.0%
Annual sales growth (decline)	7.7%	5.1%	121.2%	45.3%	(4.6)%	2.8%
Gross margin	7.2%	7.1%	7.8%	8.5%	11.2%	15.1%
Return on beginning shareholders' equity	10.2%	9.2%	11.4%	4.0%	7.1%	11.7%
Return on invested capital	12.2%	11.0%	11.2%	5.3%	9.1%	12.1%
Effective tax rate	36.6%	35.5%	35.5%	35.4%	35.6%	34.9%
Total debt to capitalization	43.9%	47.7%	52.1%	58.7%	41.5%	45.9%
Book value per share	$12.19	$11.21	$10.37	$9.61	$9.67	$9.31
Closing stock price high	21.06	14.42	15.56	14.19	18.00	25.38
Closing stock price low	$12.59	$7.28	$8.75	$8.35	$8.56	$15.00

ELEVEN-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	1998	1997	1996	1995	1994
Summary of Operations
Sales	$7,414	$6,356	$6,454	$5,511	$5,110
Cost of sales	6,260	5,318	5,506	4,423	4,149
Gross profit	1,154	1,038	948	1,088	961
Operating income	204	400	269	472	195
Interest expense	139	110	133	115	86
Provision for income taxes	46	144	49	131	121
Net income (loss)	$25	$186	$87	$219	$(2)
Year end shares outstanding	231	213	217	217	218
Diluted average shares outstanding	228	218	218	218	222
Diluted earnings (loss) per share	$0.11	$0.85	$0.40	$1.01	$(0.01)
Class A basic earnings (loss) per share	0.12	0.90	0.42	1.06	(0.01)
Class B basic earnings (loss) per share	0.10	0.81	0.38	0.95	(0.01)
Dividends per share:
Class A	0.100	0.095	0.080	0.053	0.047
Class B	0.090	0.086	0.072	0.044	0.039
Depreciation and amortization	$276	$230	$239	$205	$188
Balance Sheet Data
Capital expenditures	$310	$291	$214	$347	$232
Total assets	5,242	4,411	4,544	4,444	3,668
Net property, plant and equipment	2,257	1,925	1,869	2,014	1,610
Total debt	2,129	1,690	1,975	1,985	1,455
Shareholders' equity	$1,970	$1,621	$1,542	$1,468	$1,289
Other Key Financial Measures
Return on sales	0.3%	2.9%	1.4%	4.0%	0.0%
Annual sales growth (decline)	16.7%	(1.5)%	17.1%	7.9%	8.6%
Gross margin	15.6%	16.3%	14.7%	19.7%	18.8%
Return on beginning shareholders' equity	1.5%	12.1%	5.9%	17.0%	(0.2)%
Return on invested capital	5.5%	11.7%	7.7%	15.2%	7.6%
Effective tax rate	64.7%	43.6%	37.0%	38.1%	101.8%
Total debt to capitalization	51.9%	51.0%	56.2%	57.5%	53.0%
Book value per share	$8.53	$7.60	$7.09	$6.76	$5.92
Closing stock price high	24.44	23.63	18.58	18.17	16.67
Closing stock price low	$16.50	$17.75	$13.83	$13.83	$12.50

Notes to Eleven-Year Financial Summary

1.	Fiscal years 2004, 1998 and 1994 were 53-week years, while the other years presented were 52-week years.
2.

The results for 2004 include $61 million of pretax BSE-related charges, $40 million of pretax charges related to closing two poultry and three prepared foods operations, $25 million of pretax charges related to the impairment of intangible assets and $21 million of pretax charges related to fixed asset write-downs.

3.	The results for 2003 include $167 million of pretax gains related to vitamin antitrust litigation settlements received and $76 million of pretax charges related to closing four poultry operations.
4.

The results for 2002 include a $27 million pretax charge related to the identifiable intangible asset write-down of the Thomas E. Wilson brand, $26 million pretax charge for live swine restructuring charge, $22 million pretax gain related to the sale of Specialty Brands, Inc. and $30 million pretax gain related to vitamin antitrust litigation settlements received.

5.	The results for 2001 include $26 million of pretax charges for expenses related to the TFM acquisition, loss on sale of swine assets, and product recall losses.
6.

The results for 2000 include a $24 million pretax charge for a bad debt write-off related to the January 2000 bankruptcy filing of AmeriServe Food Distribution, Inc. and a $9 million pretax charge related to Tyson de Mexico losses.

7.	Certain costs for years 1999 and prior have not been reclassified as the result of the application of EITF 00-14 and EITF 00-25.
8.	The results for 1999 include a $77 million pretax charge for loss on sale of assets and impairment write-downs.
9.

Significant business combinations accounted for as purchases:  TFM, Hudson Foods, Inc. and Arctic Alaska Fisheries Corporation in August 2001 and September 2001, January 1998 and October 1992, respectively.

10.	The results for 1998 include a $215 million pretax charge for asset impairment and other charges.
11.	The results for 1997 include a $41 million pretax gain ($4 million after tax) from the sale of the beef division assets.
12.	The results for 1994 include a $214 million pretax charge ($205 million after tax) due to the write-down of certain long-lived assets of Arctic Alaska Fisheries Corporation.
13.

Earnings per share for all years presented have been restated to reflect the Company's adoption of EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share."

14.	Return on invested capital is calculated by dividing operating income by the sum of the average of beginning and ending total debt and shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Tyson Foods is the world's largest protein company and the second largest publicly traded food company in the Fortune 500 with one of the most recognized brand names in the food industry.  Tyson produces, distributes and markets chicken, beef, pork and prepared foods and related allied products.  The Company's primary operations are conducted in four segments:  Chicken, Beef, Pork and Prepared Foods.  Some of the key factors that influence the Company's business are customer demand for the Company's products, the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace, accessibility of international markets, market prices for the Company's chicken, beef and pork products, the cost of live cattle and hogs, raw materials and grain and operating efficiencies of the Company's facilities.

In August 2004, the Company introduced a new marketing and communication campaign "Powered by Tyson." This is the largest fully integrated marketing campaign in Tyson history and is supported by an investment of $75 million from the Company's annual marketing budget. To support the Company's goals of building its value-added product portfolio, Tyson developed 400 new products this year. Additionally, the Company broke ground at its Corporate Center for the construction of facilities that will house expanded product development kitchens, a new pilot production plant, provide space for the consumer insights group and make provisions for team member development activities.

In fiscal 2004, the Company achieved record sales and earnings, driven largely by the strong performance of the Company's Chicken and Pork segments.  The Company continued to generate strong cash flow in fiscal 2004, as cash flow from operations increased $112 million from the prior year.  This allowed the Company to pay down debt by $242 million in fiscal 2004, and exceed the debt-to-capital ratio goal of 45% by reaching 44% at year end.  Earnings for fiscal 2004 were $403 million, or $1.13 per diluted share, compared to $337 million, or $0.96 per diluted share, in fiscal 2003.  The increase in earnings primarily was due to higher average selling prices, improved operating efficiencies in the Chicken segment, increased demand in the Chicken and Pork segments and improvements to the mix of our value-added products.    Earnings were negatively impacted by higher grain costs, partially offset by the Company's on-going commodity risk management activities, higher raw material costs and the continued limited access to export markets.  Also, fiscal 2004 pretax earnings included $40 million of costs, or $0.07 per diluted share, related to plant closings, $61 million of costs, or $0.11 per diluted share, of BSE-related charges, $21 million of costs, or $0.04 per diluted share, related to fixed asset write-downs and $25 million of costs, or $0.04 per diluted share, related to the impairment of various intangible assets.  Fiscal 2003 pretax earnings included $167 million received in connection with vitamin antitrust litigation, $76 million of costs related to plant closings and $10 million of charges related to the impairment of an equity interest in a live swine operation.

The Company's accounting cycle resulted in a 53-week year for fiscal year 2004, and a 52-week year for fiscal years 2003 and 2002.

Outlook

The Company's goals for fiscal 2005 are to reduce the debt-to-capital ratio to 40%, improve the mix of value-added products to over 40% of sales and improve the return on invested capital to 14%.  Additionally, the Company anticipates expenses related to interest, foreign exchange and other charges to be approximately $250 million and the effective tax rate to be in the range of 36% to 37%.

Although uncertainty in global market conditions continues to make it difficult to predict future product demand, the Company believes the Chicken, Pork and Prepared Foods segments will be strong in fiscal 2005; however, the Beef segment operations will continue to be difficult.  The Company anticipates stronger export demand for chicken in fiscal 2005 due to the recent openings of the China and Japan markets, the liberalization of the Taiwanese market and the continuing emergence of the middle-eastern and African markets.  The Canadian border continues to be closed for live cattle; however, the U.S. government has recently initiated a review process to re-open the Canadian border.  Also, while there is a framework of an agreement for the resumption of trade with Japan, it appears trade will not resume for several months.  Currently live weights of cattle being slaughtered are considerably higher than last year, indicating supplies of cattle in the near term will be more abundant; however, until international market access is restored and live cattle are permitted from Canada, margins in the Beef segment will be negatively impacted.

2004 vs. 2003

Certain reclassifications have been made to prior periods to conform to current presentations.

Sales increased $1.9 billion or 7.7%, with a 9.4% increase in average price and a 1.5% decrease in volume.  The increase in sales primarily is due to higher average selling prices.  Volumes declined due to a reduction in international export activity related to the Chicken and Beef segments resulting from import restrictions imposed by various countries.  Additionally, the Company's Beef segment domestic volumes decreased due to tightened supply of live cattle, the effects of higher beef pricing and significant competing protein supplies in the marketplace.

Cost of sales increased $1.7 billion or 7.7%.  As a percent of sales, cost of sales decreased from 92.9% to 92.8%.  The increase in cost of sales is due primarily to increases in grain costs in the Chicken segment, which were partially offset by gains resulting from the Company's on-going commodity risk management activities related to grain purchases, and in the Beef segment, higher live cattle prices and BSE-related charges.  Also included in 2004 cost of sales were $18 million to reduce self insurance reserves to the actuarially determined range.  The reserves are compared to actuarial estimates semi-annually.  The prior year had a $6 million reduction in self insurance reserves.  Additionally, fiscal 2003 cost of sales included $167 million received in connection with vitamin antitrust litigation.

Selling, general and administrative expenses increased $49 million or 5.9%.  As a percent of sales, selling, general and administrative expenses decreased from 3.4% to 3.3%.  The increase in expenses primarily was due to an increase in personnel and incentive-based compensation of approximately $40 million, an increase of approximately $20 million related to information system technology improvements, an increase of approximately $21 million in employee benefit costs, primarily due to prior year actuarial gains of $13 million related to certain retiree medical benefit plans and current year increases in healthcare-related costs.  The increases were partially offset by a reduction in auditing, legal and professional fees of approximately $27 million, which included $12 million received in fiscal 2004 related to legal settlements from the Company's insurance providers.

Other charges include plant closing costs of $40 million and $76 million recorded in fiscal years 2004 and 2003, respectively.  Fiscal 2004 costs were related primarily to the closings of the Company's Jackson, Mississippi, Manchester, New Hampshire and Augusta, Maine, facilities.  As part of its on-going plant rationalization efforts, the Company announced in February 2004 its decision to consolidate its manufacturing operations in Jackson, Mississippi, into the Company's Carthage, Mississippi, facility.  The Company acquired the Carthage facility when it purchased Choctaw Maid Farms in the fourth quarter of fiscal 2003 and, since that time, performed a comprehensive analysis of all operations in the area and determined this consolidation would most effectively maintain the Company's competitiveness in its Mississippi operations. In December 2003, the Company announced its decision to close its Manchester, New Hampshire, and Augusta, Maine, Prepared Foods operations to further improve long-term manufacturing efficiencies.  After thorough analysis, the Company determined that the amount of capital required to bring the Manchester and Augusta facilities to a competitive level and to maintain appropriate food safety standards, would be better spent to accommodate production in newer more modern facilities. The majority of the Manchester and Augusta production was consolidated into other Company facilities. The prior year costs were related to the closings of the Company's Berlin, Maryland, Stilwell, Oklahoma and Jacksonville, Florida, facilities.  Also included in other charges for fiscal 2004 were $25 million in charges related to the impairment of various intangible assets and $21 million related to fixed asset write-downs. The impairment charges apply primarily to trademarks acquired in the acquisition of Tyson Fresh Meats, Inc. (TFM; formerly known as IBP, inc.) in 2001.  These impairment charges resulted primarily from lower product sales under some of the Company's regional trademarks as products are increasingly being sold under the Tyson trademark. The fair value of the Company's trademarks is determined using a royalty rate method based on expected revenues by trademark. The trademarks, as well as all other intangible assets, are reviewed at least annually for impairment. The fixed asset write-down was the result of the Company implementing a control whereby all plant facilities conduct fixed asset inventories on a recurring basis.

Interest expense decreased $21 million or 7.1%, primarily resulting from an 8.2% decrease in the Company's average indebtedness.  The Company incurred $13 million of expenses in each fiscal year of 2004 and 2003, related to the on-going efforts to buy back bonds at attractive prices when available in the market and to the early redemption of Tyson de Mexico preferred shares.  The overall weighted average borrowing rate increased to 7.7% from 7.4%, primarily due to the fiscal 2004 reduction of short-term debt which carried lower interest rates.

Other expense decreased $3 million from the same period last year, primarily resulting from the $10 million write-down related to the impairment of an equity interest in a live swine operation recorded in fiscal 2003.  This decrease was partially offset by increased foreign exchange losses of approximately $9 million from the Company's Canadian operation in fiscal 2004.

The effective tax rate increased from 35.5% in fiscal 2003 to 36.6% in fiscal 2004.  The estimated Extraterritorial Income Exclusion (ETI) amount reduced the 2004 effective tax rate by 0.5% compared to 1.9% in fiscal 2003.  The decrease in the 2004 estimated ETI benefit resulted from a reduction in the estimated 2004 profit from export sales primarily due to the effects of BSE and avian influenza, along with an adjustment to the estimated 2003 benefit.  The 2004 estimated rate also increased due to the expiration of certain general business credits.  On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 which provides, among other things, for the repeal of the ETI benefit phased in from 2004 through 2006.  The Act also provided for a domestic production deduction which will be available to the Company beginning in the 2006 fiscal year.   The Company is currently in the process of evaluating the Act.

Segment Information

Tyson operates in five business segments: Chicken, Beef, Pork, Prepared Foods and Other.  The Company measures segment profit as operating income.

Chicken segment is involved primarily in the processing of live chickens into fresh, frozen and value-added chicken products. The Chicken segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.  The Chicken segment also includes sales from allied products and the chicken breeding stock subsidiary.

Beef segment is involved primarily in the processing of live fed cattle and fabrication of dressed beef carcasses into primal and sub-primal meat cuts and case-ready products.  It also involves deriving value from allied products such as hides and variety meats for sale to further processors and others.   The Beef segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.  Allied products are also marketed to manufacturers of pharmaceuticals and technical products.

Pork segment is involved primarily in the processing of live market hogs and fabrication of pork carcasses into primal and sub-primal meat cuts and case-ready products.  This segment also represents the Company's live swine group and related allied product processing activities.   The Pork segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.  It also sells allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork producers.

Prepared Foods segment includes the Company's operations that manufacture and market frozen and refrigerated food products.  Products include pepperoni, beef and pork toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes and meat dishes, as well as branded and processed meats.  The Prepared Foods segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.

Other segment includes the logistics group and other corporate activities not identified with specific protein groups.

Sales by Segment					in millions
	Sales 2004	Sales 2003	Sales Change	Volume Change	Avg. Sales Price Change
Chicken	$8,397	$7,427	$970	3.5%	9.2%
Beef	11,951	11,935	16	(9.8%)	11.0%
Pork	3,185	2,470	715	7.3%	20.2%
Prepared Foods	2,857	2,662	195	0.2%	7.1%
Other	51	55	(4)	N/A	N/A
Total	$26,441	$24,549	$1,892	(1.5%)	9.4%

Operating Income by Segment					in millions
	Operating Income 2004	Operating Income 2003	Operating Income Change	Operating Margin 2004	Operating Margin 2003
Chicken	$548	$158	$390	6.5%	2.1%
Beef	127	320	(193)	1.1%	2.7%
Pork	140	75	65	4.4%	3.0%
Prepared Foods	28	57	(29)	1.0%	2.1%
Other	82	227	(145)	N/A	N/A
Total	$925	$837	$88	3.5%	3.4%

Chicken segment sales increased 13.1% in fiscal 2004 as compared to the same period last year.  Foodservice chicken sales increased 11.3%, retail chicken sales increased 16.2% and international chicken sales increased 14.5%.  Excluding plant closing related accruals of $13 million and $76 million recorded in fiscal 2004 and 2003, respectively, and fixed asset write-downs of $13 million recorded in fiscal 2004, operating income increased $340 million.  Sales and operating income increases primarily are due to increased average selling prices and sales volumes, as well as improvements in product mix and operating efficiencies.  Operating income was negatively impacted by approximately $239 million of increased grain costs, partially offset by a benefit of approximately $127 million from the Company's on-going commodity risk management activities related to grain purchases.  The increase in the Company's domestic Chicken segment sales volumes in fiscal 2004 was partially offset by decreased international sales volumes due to import restrictions by various countries caused by the avian influenza outbreaks in the United States.

Beef segment sales increased 0.1% in fiscal 2004 as compared to the same period last year.  Domestic fresh meat beef sales increased 6.0%, international beef sales decreased 31.6% and case-ready beef sales increased 18.0%.  Operating income for fiscal 2004 includes BSE-related charges of $61 million and $5 million of charges related to the impairment of various intangible assets and fixed asset write-downs.  Additionally, operating income was negatively impacted by increases in live cattle prices, production declines and decreased capacity utilization.  These decreases were partially offset by higher average selling prices and increased volumes and margins at the Company's Lakeside operation in Canada.

Pork segment sales increased 28.9% in fiscal 2004 as compared to the same period last year.  Domestic fresh meat pork sales increased 26.1%, international pork sales increased 60.2%, case-ready pork sales increased 29.4% and live swine sales of Company owned hogs decreased 14.8%.  The increase in the Pork segment's operating income primarily was due to higher average selling prices and increased demand as pork benefited from stronger domestic and international markets, more than offsetting increases in live hog costs.  Operating income was negatively impacted by approximately $1 million related to fixed asset write-downs recorded in the fourth quarter of fiscal 2004.

Prepared Foods segment sales increased 7.3% in fiscal 2004 as compared to the same period last year. Foodservice prepared foods sales increased 13.2%, international prepared foods sales increased 16.0% and retail prepared foods sales increased 0.5%.  Fiscal 2004 operating income increased $25 million, excluding plant closing costs of approximately $27 million, the impairment of various intangible assets of $22 million and fixed asset write-downs of $5 million, all of which were recorded in fiscal 2004. The increase in the Prepared Foods segment's operating income primarily was due to higher average selling prices and increased volumes, partially offset by increased raw material prices.

Other segment operating income decreased $145 million primarily due to settlements of $167 million received in 2003 in connection with vitamin antitrust litigation.  Additionally in 2003, operating income was affected positively by actuarial gains of $13 million resulting from certain retiree medical benefit plans.

2003 vs. 2002

Certain reclassifications have been made to prior periods to conform to current presentations.

Sales increased $1.2 billion or 5.1%, with a slight increase in volume and a 5.0% increase in price.

Cost of sales increased $1.3 billion or 5.8%.  As a percent of sales, cost of sales was 92.9% for 2003 compared to 92.2% for 2002.  This increase primarily is due to higher live cattle prices in the Beef segment, increases in grain costs in the Chicken segment and increased accruals related to on-going litigation, partially offset by $167 million received in connection with vitamin antitrust litigation.

Selling, general and administrative expenses decreased $46 million or 5.4%.  As a percent of sales, selling, general and administrative expenses decreased from 3.8% to 3.4%.  The decrease primarily is due to the expense reductions of approximately $42 million related to the sale of Specialty Brands, Inc. in the fourth quarter of fiscal 2002, and approximately $16 million associated with the integration of Tyson and Tyson Fresh Meats corporate functions.  Additional decreases were due to favorable investment returns of approximately $18 million on Company owned life insurance, actuarial gains of $13 million related to certain retiree medical benefit plans and decreased litigation costs of approximately $19 million resulting primarily from the reversal of certain legal accruals which are no longer required due to cases being closed.  The decreases in selling, general and administrative expenses were partially offset by increased professional fees of approximately $26 million, primarily related to the Company's on-going integration and strategic initiatives, and increased sales promotions and marketing costs of approximately $45 million, primarily due to the introduction and rollout of several new products.

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

Other expense increased $29 million, primarily resulting from the $10 million write-down related to the impairment of an equity interest in a live swine operation recorded in fiscal 2003, and the gain of $22 million from the sale of the Specialty Brands, Inc. subsidiary recorded in fiscal 2002.

The effective tax rate was 35.5% in both 2003 and 2002.  Several factors impacted the effective tax rate including average state income tax rates, the tax rates for international operations and the Extraterritorial Income Exclusion (ETI) for foreign sales. Taxes on international earnings were comparable for 2003 and 2002. Average state taxes added 2.2% and 3.0% to the effective tax rate for 2003 compared to 2002, and ETI reduced the effective rate by 1.9% in 2003 compared to a 1.4% reduction in 2002.

Sales by Segment					in millions
	Sales 2003	Sales 2002	Sales Change	Volume Change	Avg. Sales Price Change
Chicken	$7,427	$7,222	$205	3.3%	(0.4%)
Beef	11,935	10,488	1,447	0.5%	13.2%
Pork	2,470	2,503	(33)	(4.1%)	2.9%
Prepared Foods	2,662	3,072	(410)	(8.0%)	(5.9%)
Other	55	82	(27)	N/A	N/A
Total	$24,549	$23,367	$1,182	0.1%	5.0%

Operating Income by Segment					in millions
	Operating Income 2003	Operating Income 2002	Operating Income Change	Operating Margin 2003	Operating Margin 2002
Chicken	$158	$428	$(270)	2.1%	5.9%
Beef	320	220	100	2.7%	2.1%
Pork	75	25	50	3.0%	1.0%
Prepared Foods	57	158	(101)	2.1%	5.1%
Other	227	56	171	N/A	N/A
Total	$837	$887	$(50)	3.4%	3.8%

Chicken segment sales increased 2.8% compared to fiscal 2002. Foodservice chicken sales increased 4.2%, retail chicken sales increased 2.3% and international chicken sales decreased 3.6%.  Excluding plant closing costs of $76 million recorded in fiscal 2003, operating income decreased $194 million. This decrease results primarily from higher grain costs as compared to fiscal 2002.

Beef segment sales increased 13.8% compared to fiscal 2002.  Domestic fresh meat beef sales increased 11.8%, international beef sales increased 19.4% and case-ready beef sales increased 20.4%.  Beef segment operating income increased $100 million.  The Beef segment sales and operating income increases were caused by strong demand during the second half of fiscal 2003 caused in part by the U.S. ban on Canadian beef.  However, these increases were partially offset by an increase in live cattle prices.

Pork segment sales decreased 1.3% compared to fiscal 2002. Domestic fresh meat pork sales decreased 3.5%, international pork sales increased 2.8%, case-ready pork sales increased 52.3% and live swine sales decreased 42.6%.  Excluding the fourth quarter 2002 live swine restructuring charge of $26 million, operating income increased $24 million.  The decline in sales primarily is due to a reduction in live swine sales as a result of the fiscal 2002 live swine restructuring and lower average selling prices for our finished product.  Operating income was positively affected by the restructuring of the live swine operation, partially offset by higher live hog prices.

Prepared Foods segment sales decreased 13.4% compared to fiscal 2002.  Excluding fiscal 2002 Specialty Brands, Inc. sales of $244 million, segment sales decreased $166 million and 5.9% and volume declined slightly.  Segment operating income decreased $128 million excluding the Thomas E. Wilson brand write-down of $27 million recorded in fiscal 2002.  This decrease results primarily from the increases in raw material prices, lower average selling prices, increased costs related to the introduction of more than 75 new products in fiscal 2003 and temporary operating inefficiencies at certain plants.

Other segment operating income increased $171 million primarily due to settlements received in connection with vitamin antitrust litigation.  Fiscal 2003 operating income includes $167 million as compared to $30 million received in fiscal 2002.  Additionally, operating income was positively affected by actuarial gains recorded in fiscal 2003 of $13 million resulting from certain retiree medical benefit plans.

ACQUISITIONS

In September 2003, the Company purchased Choctaw Maid Farms, Inc. (Choctaw), an integrated poultry processor.  Since 1992, Tyson had been purchasing all of Choctaw's production under a "cost plus" supply agreement, which was scheduled to expire in 2007.  The Company had previously negotiated a purchase option with Choctaw's owners, which initially became exercisable in 2002.  The Company decided to exercise its purchase option rather than continue under the "cost plus" arrangement of the supply agreement.  The acquisition was recorded as a purchase in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141).  Accordingly, the assets and liabilities were adjusted for fair values with the remainder of the purchase price, $18 million, recorded as goodwill. The purchase price consisted of $1 million cash to exercise the purchase option in Tyson's supply agreement with Choctaw and the settlement of $85 million owed to Tyson by Choctaw. In addition, the Company assumed approximately $4 million of Choctaw's debt to a third party.  In June 2003, the Company exercised a $74 million purchase option to acquire assets leased from a third party which the Company had subleased to Choctaw.  Pro forma operating results reflecting the acquisition of Choctaw would not be materially different from the Company's actual results of operations.

In May 2002, the Company acquired the assets of Millard Processing Services, a bacon processing operation, for approximately $73 million in cash. The acquisition was accounted for as a purchase, and goodwill of approximately $14 million was recorded.

DISPOSITION

In September 2002, the Company completed the sale of its Specialty Brands, Inc. subsidiary.  The subsidiary had been acquired with the TFM acquisition, and its results of operations were included in the Company's Prepared Foods segment.  The Company received cash proceeds of approximately $131 million, which were used to reduce indebtedness, and recognized a pretax gain of $22 million.  Specialty Brands, Inc.'s sales and operating income for the year ended September 28, 2002, were $244 million and $2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations continues to be the Company's primary source of funds to finance operating requirements and capital expenditures. In 2004, net cash of $932 million was provided by operating activities, up $112 million from 2003.  The increase from fiscal 2003 primarily is due to the increase of $98 million from net income, excluding the non-cash effect of depreciation and amortization.  The Company's foreseeable cash needs for operations growth and capital expenditures are expected to continue to be met through cash flows provided by operating activities.  Additionally, at October 2, 2004, the Company had borrowing capacity of $1.1 billion consisting of $640 million available under its $1 billion unsecured revolving credit facilities and $450 million under its accounts receivable securitization.  At October 2, 2004, the Company had construction projects in progress that will require approximately $492 million to complete.  Capital spending for fiscal 2005 is expected to be in the range of $600 to $680 million, which reflects additional spending for a third fully dedicated case-ready plant, a new Corporate Center and a variety of projects that will increase automation and support value-added product growth.  The Company continues to evaluate potential international and domestic growth opportunities.

Cash Provided by Operating Activities	in millions
	2004	2003	2002
	$932	$820	$1,174

Total debt at October 2, 2004, was $3.4 billion, a decrease of $242 million from September 27, 2003.  The Company has unsecured revolving credit facilities totaling $1 billion that support the Company's commercial paper program, letters of credit and other short-term funding needs.  During the third quarter of fiscal 2004, the Company restructured and extended its revolving credit facilities.  These $1 billion in facilities now consist of $250 million that expire in September 2006 and $750 million that expire in June 2009. At October 2, 2004, there were no borrowings outstanding under these facilities. Outstanding debt at October 2, 2004, consisted of $2.8 billion of debt securities, $300 million under the receivables purchase agreement, $86 million of commercial paper and other indebtedness of $160 million.

Total Capitalization	in millions
	2004	2003	2002
Debt	$3,362	$3,604	$3,987
Equity	4,292	3,954	3,662

The revolving credit facilities, senior notes, notes and accounts receivable securitization contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company is in compliance with all of its covenants at fiscal year end.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that are material to its financial position or results of operations. The off-balance sheet arrangements the Company has are guarantees of debt of outside third parties involving a lease, grower loans and residual value guarantees covering certain operating leases for various types of equipment. See Note 10 to the Consolidated Financial Statements for further discussions of these guarantees.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of October 2, 2004:

	in millions
	Payments Due by Period
	Less than	One to	Three to	More than
	one year	three years	five years	five years	Total
Debt and capital lease obligations:
Principal payments (1)	$338	$1,309	$105	$1,610	$3,362
Interest payments (2)	213	297	295	456	1,261
Guarantees (3)	2	3	2	48	55
Operating lease obligations (4)	63	68	25	2	158
Purchase obligations (5)	220	58	4	5	287
Capital expenditures (6)	347	121	24	-	492
Other long-term liabilities (7)	4	9	7	50	70
Total contractual commitments	$1,187	$1,865	$462	$2,171	$5,685

(1)        In the event of a default on payment or violation of debt covenants, acceleration of the principal payments would occur. At October 2, 2004, the Company was in compliance with all of its debt covenants.

(2)        Interest payments include only interest payments on fixed-rate and fixed-term debt, based on the expected payment dates.  The Company has other interest obligations on variable-rate, non-term debt; however, these obligations have been excluded, as the timing of payments and expected interest rates cannot be reasonably estimated.

(3)        Amounts included are for the guarantees of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets.  The amounts included are the maximum potential amount of future payments

(4)        Amounts included in operating lease obligations are minimum lease payments under lease agreements, as well as residual guarantee amounts.

(5)        Amounts included in purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Included in the purchase obligations amount are future purchase commitments for corn, soybeans, livestock and natural gas contracts that provide terms that meet the above criteria.  The Company has excluded future purchase commitments for contracts that do not meet these criteria.   Purchase orders have not been included in the table, as a purchase order is an authorization to purchase and is not considered an enforceable and legally binding contract.  Contracts for goods or services that contain termination clauses without penalty have also been excluded.

(6)        Amounts included in capital expenditures are estimated amounts to complete construction projects in progress as of October 2, 2004.

(7)        Amounts included in other long-term liabilities are items that meet the definition of a purchase obligation and are recorded in the Company's Consolidated Balance Sheets.

RECENTLY ISSUED ACCOUNTING STANDARDS AND REGULATIONS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs" (SFAS No. 151).  SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The standard is effective for fiscal years beginning after June 15, 2005.  The Company believes the adoption of SFAS No. 151 will not have a material impact on its consolidated financial statements.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the Bill).  The Company is currently in the process of evaluating the Bill.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share."  This issue involves the computation of earnings per share for companies that have multiple classes of common stock or have issued securities other than common stock that participate in dividends with common stock (participating securities).  The EITF concluded that companies having participating securities are required to apply the two-class method to compute earnings per share.  The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.  The Company adopted EITF Issue No. 03-6 in the fourth quarter of fiscal 2004.  As required by EITF Issue No. 03-6, prior period earnings per share have been restated as follows:

	2003	2002
Earnings per share as previously reported
Basic	$0.98	$1.10
Diluted	0.96	1.08

Earnings per share, restated in accordance with EITF Issue No. 03-6
Class A Basic	1.00	1.13
Class B Basic	0.90	1.02
Diluted	0.96	1.08

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132).  The revision of SFAS No. 132 requires expanded disclosures for defined benefit plans.  The standard's revisions are effective for fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003.  See Note 15 to the Consolidated Financial Statements for pensions and other postretirement benefits disclosures.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the Interpretation).  The Interpretation requires the consolidation of variable interest entities (VIE) in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Previously, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity.  In December 2003, the FASB issued a revision of the Interpretation (the Revised Interpretation 46).  Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation's provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes  a variable interest.  Under the new guidance, application of the Revised Interpretation 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003, and for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004.  The Company's adoption of Revised Interpretation 46 did not have a material impact on its consolidated financial statements.

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

Financial instruments   The Company uses derivative financial instruments to manage its exposure to various market risks, including certain livestock, interest rates, grain and feed costs, natural gas and other commodities used in the normal course of operations. The Company may also hold positions for which hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, is not applied.  Derivative financial instruments must be marked-to-market as of the end of each quarter in which the positions exist.  As the commodities underlying the Company's derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in the Company's results of operations.  See Item 7A. Quantitative and Qualitative Disclosure About Market Risks.

Contingent liabilities  The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, livestock procurement, securities, environmental, product, taxing authorities and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.  A determination of the amount of reserves required, if any, for these contingencies are made after considerable analysis of each individual issue.  These reserves may change in the future due to changes in the Company's assumptions, the effectiveness of strategies or other factors beyond the Company's control.  See Note 22 to the Consolidated Financial Statements.

Accrued self insurance   Insurance expense for health and welfare, workers' compensation, auto liability and general liability risks are estimated using historical experience and actuarial estimates.  The assumptions used to arrive at periodic expenses are reviewed regularly by management.  However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

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

Goodwill and Other Intangible Asset Impairment   In assessing the recoverability of the Company's goodwill and other intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates and related assumptions change in the future, the Company may be required to record impairment charges not previously recorded.  The Company assesses its goodwill and other intangible assets for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."  See Note 1 to the Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES
This report and other public communications issued by the Company from time to time include certain non-GAAP financial measures, which are defined as numerical measures of a company's financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measures calculated and presented in accordance with GAAP in the Company's financial statements.

Non-GAAP financial measures utilized by the Company include presentations of operating income and other GAAP measures of operating performance that exclude or include the effect of the closings of selected operations, BSE-related charges, fixed asset write-downs, impairment charges related to various intangible assets, litigation settlements and other similar events.  The Company's management believes these non-GAAP financial measures provide useful information to investors by removing the effect of variances in GAAP reported results of operations that are not indicative of fundamental changes in the Company's earnings.  Management also believes that the presentation of these non-GAAP financial measures is consistent with its past practice, as well as industry practice in general, and will enable investors and analysts to compare current non-GAAP measures with non-GAAP measures presented in prior periods.  The non-GAAP financial measures used by the Company should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

MARKET RISKS

Market risks relating to the Company's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address certain of these risks, the Company enters into various derivative transactions as described below.  If a derivative instrument is a hedge, as defined by SFAS No. 133, as amended, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument's change in fair value, as defined by SFAS No. 133, as amended, will be immediately recognized in earnings as a component of cost of sales.  Additionally, the Company holds certain positions, primarily in grain and livestock futures which do not meet the criteria for SFAS No. 133 hedge accounting. These positions are marked to fair value and the unrealized gains and losses are reported in earnings at each reporting date.  The changes in market value of derivatives used in the Company's risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales.  The changes in market value of derivatives used in the Company's risk management activities surrounding forward sales contracts are recorded in sales.

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

Commodities Risk The Company is a purchaser of certain commodities, such as corn, soybeans, livestock and natural gas in the course of normal operations.  The Company uses commodity futures to reduce the effect of changing prices and as a mechanism to procure the underlying commodity.  However, as the commodities underlying the Company's derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in the Company's results of operations.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting.  The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of October 2, 2004, and September 27, 2003, respectively, on fair value of open positions.  The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices.  The market risk exposure analysis includes hedge and non-hedge positions.  The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated.  The following sensitivity analysis reflects an inverse impact on earnings for changes in the fair value of open positions for livestock and natural gas and a direct impact on earnings for changes in the fair value of open positions for grain.

Effect of 10% change in fair value	in millions
	2004	2003
Livestock:
Cattle	$12	$28
Hogs	18	12

Grain	5	26
Natural Gas	13	11

Interest Rate Risk The Company has exposure to changes in interest rates on its fixed-rate, long-term debt.  Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates, and amounts to approximately $51 million at October 2, 2004, and $62 million at September 27, 2003.  The fair values of the Company's long-term debt were estimated based upon quoted market prices and/or published interest rates.

The Company hedges exposure to changes in interest rates on certain of its financial instruments. Under the terms of various leveraged equipment loans, the Company enters into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings. The maturity dates of these leveraged equipment loans range from 2005 to 2008 with interest rates ranging from 4.7% to 6.0%.  Because of the positions taken with respect to these swap agreements, an increase in interest rates would have a minimal effect on the fair value for fiscal years 2004 and 2003.

Foreign Currency Risk The Company has non-cash foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates as a result of certain receivables and payable balances.  The primary currency exchanges the Company has exposure to are the Canadian dollar, the Mexican peso, the European euro, the British pound sterling and the Brazilian real.  The Company periodically enters into foreign exchange forward contracts to hedge some of its foreign currency exposure.  There were no such contracts outstanding at October 2, 2004, and September 27, 2003.

Concentrations of Credit Risk The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  At October 2, 2004, and September 27, 2003, approximately 15.0% and 10.3%, respectively, of the Company's net accounts receivable balance was due from one customer.  No other single customer or customer group represents greater than 10% of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

	Three years ended October 2, 2004
	in millions, except per share data

	2004	2003	2002
Sales	$26,441	$24,549	$23,367
Cost of Sales	24,550	22,805	21,550
	1,891	1,744	1,817
Operating Expenses:
Selling, general and administrative	880	831	877
Other charges	86	76	53
Operating Income	925	837	887
Other Expense (Income):
Interest	275	296	305
Other	15	18	(11)
	290	314	294

Income Before Income Taxes	635	523	593
Provision for Income Taxes	232	186	210
Net Income	$403	$337	$383

Weighted Average Shares Outstanding:
Class A Basic	243	244	246
Class B Basic	102	102	102
Diluted	357	352	355
Earnings Per Share:
Class A Basic	$1.20	$1.00	$1.13
Class B Basic	$1.08	$0.90	$1.02
Diluted	$1.13	$0.96	$1.08
See accompanying notes

CONSOLIDATED BALANCE SHEETS

	October 2, 2004 and September 27, 2003
	in millions, except per share data

	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$33	$25
Accounts receivable, net	1,240	1,280
Inventories	2,063	1,994
Other current assets	196	72
Total Current Assets	3,532	3,371
Net Property, Plant and Equipment	3,964	4,039
Goodwill	2,558	2,652
Intangible Assets	149	182
Other Assets	261	242
Total Assets	$10,464	$10,486
Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$338	$490
Trade accounts payable	945	838
Other current liabilities	1,010	1,147
Total Current Liabilities	2,293	2,475
Long-Term Debt	3,024	3,114
Deferred Income Taxes	695	722
Other Liabilities	160	221
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: Issued 268 million shares in 2004 and 267 million shares in 2003	27	27
Class B-authorized 900 million shares: Issued 102 million shares in 2004 and 2003	10	10
Capital in excess of par value	1,849	1,861
Retained earnings	2,728	2,380
Accumulated other comprehensive loss	(12)	(15)
	4,602	4,263
Less treasury stock, at cost- 17 million shares in 2004 and 16 million shares in 2003	264	252
Less unamortized deferred compensation	46	57
Total Shareholders' Equity	4,292	3,954
Total Liabilities and Shareholders' Equity	$10,464	$10,486
See accompanying notes

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three years ended October 2, 2004
	in millions

	Common Stock				Capital In
	Class A		Class B		Excess Of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings
Balance-September 29, 2001	267	$27	103	$10	$1,920	$1,770
Comprehensive Income:
Net income						383
Other comprehensive income (loss) net of tax of $(5) million
Derivative gain recognized in cost of sales (net of $2 million tax)
Derivative unrealized loss (net of $(1) million tax)
Unrealized loss on investments (net of $(1) million tax)
Currency translation adjustment
Additional pension liability (net of $(5) million tax)
Total Comprehensive income
Purchase of Treasury Shares
Restricted Shares Issued					(41)
Restricted Shares Canceled					2
Dividends Paid						(56)
Amortization of Deferred Compensation
Other			(1)		(2)
Balance-September 28, 2002	267	27	102	10	1,879	2,097
Comprehensive Income:
Net income						337
Other comprehensive income (loss) net of tax of $8 million
Derivative loss recognized in cost of sales (net of $(1) million tax)
Derivative unrealized gain (net of $7 million tax)
Unrealized gain on investments (net of $1 million tax)
Currency translation adjustment
Additional pension liability (net of $2 million tax)
Total Comprehensive income
Purchase of Treasury Shares
Restricted Shares Issued					(19)
Restricted Shares Canceled					1
Dividends Paid						(54)
Amortization of Deferred Compensation
Balance-September 27, 2003	267	27	102	10	1,861	2,380
Comprehensive Income
Net Income						403
Other comprehensive income (loss) net of tax of $(13) million
Derivative loss recognized in cost of sales (net of $(26) million tax)
Derivative unrealized gain (net of $12 million tax)
Currency translation adjustment
Additional pension liability (net of $1 million tax)
Total Comprehensive income
Purchase of Treasury Shares
Stock Options Exercised					(2)
Restricted Shares Issued					1
Restricted Shares Canceled					1
Dividends Paid						(55)
Amortization of Deferred Compensation
Reclassification and Other	1				(12)
Balance-October 2, 2004	268	$27	102	$10	$1,849	$2,728
See accompanying notes

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three years ended October 2, 2004
	in millions

				Accumulated
			Unamortized	Other	Total
	Treasury Stock		Deferred	Comprehensive	Shareholders'
	Shares	Amount	Compensation	Income (Loss)	Equity
Balance-September 29, 2001	21	$(333)	$(5)	$(35)	$3,354
Comprehensive Income:
Net income					383
Other comprehensive income (loss) net of tax of $(5) million
Derivative gain recognized in cost of sales (net of $2 million tax)				5	5
Derivative unrealized loss (net of $(1) million tax)				(2)	(2)
Unrealized loss on investments (net of $(1) million tax)				(2)	(2)
Currency translation adjustment				(7)	(7)
Additional pension liability (net of $(5) million tax)				(8)	(8)
Total Comprehensive income					369
Purchase of Treasury Shares	1	(19)			(19)
Restricted Shares Issued	(6)	90	(50)		(1)
Restricted Shares Canceled		(3)	3		2
Dividends Paid					(56)
Amortization of Deferred Compensation			15		15
Other					(2)
Balance-September 28, 2002	16	(265)	(37)	(49)	3,662
Comprehensive Income:
Net income					337
Other comprehensive income (loss) net of tax of $8 million
Derivative loss recognized in cost of sales (net of $(1) million tax)				(2)	(2)
Derivative unrealized gain (net of $7 million tax)				11	11
Unrealized gain on investments (net of $1 million tax)				1	1
Currency translation adjustment				21	21
Additional pension liability (net of $2 million tax)				3	3
Total Comprehensive income					371
Purchase of Treasury Shares	4	(41)			(41)
Restricted Shares Issued	(4)	55	(37)		(1)
Restricted Shares Canceled		(1)	1		1
Dividends Paid					(54)
Amortization of Deferred Compensation			16		16
Balance-September 27, 2003	16	(252)	(57)	(15)	3,954
Comprehensive Income:
Net Income					403
Other comprehensive income (loss) net of tax of $(13) million
Derivative loss recognized in cost of sales (net of $(26) million tax)				(40)	(40)
Derivative unrealized gain (net of $12 million tax)				19	19
Currency translation adjustment				23	23
Additional pension liability (net of $1 million tax)				1	1
Total Comprehensive income					406
Purchase of Treasury Shares	4	(72)			(72)
Stock Options Exercised	(3)	44			42
Restricted Shares Issued		6	(7)		-
Restricted Shares Canceled		(4)	2		(1)
Dividends Paid					(55)
Amortization of Deferred Compensation			16		16
Reclassification and Other		14			2
Balance-October 2, 2004	17	$(264)	$(46)	$(12)	$4,292
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three years ended October 2, 2004
in millions

	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$403	$337	$383
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation	458	427	431
Amortization	32	31	36
Plant closing related charges	28	22	-
Impairment and write-down of assets	46	-	27
Gain on sale of subsidiary	-	-	(22)
Deferred taxes	8	113	22
Other	4	36	20
(Increase) decrease in accounts receivable	67	(179)	44
Increase in inventories	(65)	(78)	(4)
Increase (decrease) in trade accounts payable	109	60	(30)
Net change in other current assets and liabilities	(158)	51	267
Cash Provided by Operating Activities	932	820	1,174
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(486)	(402)	(433)
Proceeds from sale of assets	27	30	14
Proceeds from sale of subsidiary	-	-	131
Acquisition of assets	-	-	(73)
Investment in marketable securities	(99)	-	-
Sale of investment in commercial paper	-	4	94
Net change in other assets and liabilities	(42)	7	(61)
Cash Used for Investing Activities	(600)	(361)	(328)
Cash Flows From Financing Activities:
Net change in debt	(242)	(387)	(789)
Purchase of treasury shares	(72)	(41)	(19)
Dividends	(55)	(54)	(56)
Stock options exercised and other	43	-	(2)
Cash Used for Financing Activities	(326)	(482)	(866)
Effect of Exchange Rate Change on Cash	2	(3)	1
Increase (Decrease) in Cash and Cash Equivalents	8	(26)	(19)
Cash and Cash Equivalents at Beginning of Year	25	51	70
Cash and Cash Equivalents at End of Year	$33	$25	$51
See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Tyson Foods, Inc. (collectively, "the Company" or "Tyson"), founded in 1935 with world headquarters in Springdale, Arkansas, is the world's largest processor and marketer of chicken, beef and pork and the second largest food company in the Fortune 500.  Tyson produces a wide variety of brand name protein-based and prepared food products marketed in the United States and more than 80 countries around the world. Tyson is the recognized market leader in the retail and foodservice markets it serves. The Company has approximately 114,000 team members and more than 300 facilities and offices in 27 states and 20 countries.

Consolidation: The consolidated financial statements include the accounts of all majority-owned and wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company utilizes a 52- or 53-week accounting period that ends on the Saturday closest to September 30.  The Company's accounting cycle resulted in a 53-week year for fiscal year 2004, and a 52-week year for fiscal years 2003 and 2002.

Reclassifications:  Certain reclassifications have been made to prior periods to conform to current presentations.

Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of the Company's cash management activity. The carrying values of these assets approximate their fair market values.  The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero-balance" disbursement accounts for funding of payroll, accounts payable and grower payments.  As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. Checks outstanding in excess of related book cash balances totaling approximately $359 million at October 2, 2004, and $313 million at September 27, 2003, are included in trade accounts payable and accrued salaries, wages and benefits.

Accounts Receivable:  The Company records trade accounts receivable at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts.  The Company calculates this allowance based on a history of write-offs, level of past due accounts and relationships with and economic status of the customers.

Inventories: Processed products, livestock (excluding breeders) and supplies and other are valued at the lower of cost (first-in, first-out) or market.   Livestock includes live cattle, live chicken and live swine.  Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.  Live chicken consists of broilers and breeders.  Breeders are stated as cost less amortization.  The costs associated with breeders, including breeder chicks, feed and medicine, are accumulated up to the production stage and amortized to broiler inventory over the productive life of the flock using a standard unit of production.

Total inventory consists of:
		in millions
	2004	2003
Processed products	$1,197	$1,167
Livestock	545	532
Supplies and other	321	295
Total inventory	$2,063	$1,994

Depreciation: Depreciation is provided primarily by the straight-line method using estimated lives for buildings and leasehold improvements of 10 to 39 years, machinery and equipment of three to 12 years and other of three to 20 years.

Long-Lived Assets: The Company reviews the carrying value of long-lived assets at each balance sheet date if indication of impairment exists.  Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes.  The Company measures impairment using discounted cash flows of future operating results based upon a discount rate that corresponds to the Company's cost of capital.  Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Goodwill and Other Intangible Assets: Goodwill and indefinite life intangible assets are recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise, as required by the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).  In the Company's assessment of goodwill, management makes assumptions by segment regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  The fair value of the Company's trademarks is determined using a royalty rate method based on expected revenues by trademark.  Goodwill has been allocated to and tested for impairment by reporting unit based on fair value of identifiable assets.  This goodwill is not deductible for income tax purposes.  At October 2, 2004, and September 27, 2003, the accumulated amortization of goodwill was $286 million.

Amount of goodwill by segment at October 2, 2004, and September 27, 2003, was as follows:

		in millions
	2004	2003
Chicken	$933	$936
Beef	1,235	1,306
Pork	330	350
Prepared Foods	60	60
Total	$2,558	$2,652

The change in the goodwill balance is due primarily to a $91 million adjustment of pre-acquisition tax liabilities assumed as part of the Tyson Fresh Meats, Inc. (TFM; formerly known as IBP, inc.) acquisition.  The Company received formal approval during fiscal 2004 from The Joint Committee on Taxation of the U.S. Congress for issues relating to certain pre-acquisition years.  As a result of this approval, the accrual of $91 million of pre-acquisition tax liability was no longer needed.

In the fourth quarter of fiscal 2004, the Company recorded charges of approximately $25 million related to the impairment of various intangible assets, of which $22 million was recorded in the Prepared Foods segment and $3 million was recorded in the Beef segment.  The impairment charges apply primarily to trademarks acquired in the acquisition of TFM in 2001.  These impairment charges are included in other charges on the Company's Consolidated Statements of Income and resulted primarily from lower product sales under some of the Company's regional trademarks as products are increasingly being sold under the Tyson trademark.

At October 2, 2004, the gross carrying value of intangible assets consisted of $80 million of trademarks, $85 million of patents and $11 million of supply contracts with accumulated amortization of $19 million and $8 million for patents and supply contracts, respectively.  At September 27, 2003, the gross carrying value of intangible assets consisted of $100 million of trademarks, $87 million of patents and $13 million of supply contracts with accumulated amortization of $12 million and $6 million for patents and supply contracts, respectively.  The reductions in the carrying value of intangible assets in fiscal 2004 as compared to the prior year resulted from the impairments recorded in fiscal 2004, as trademarks, patents and supply contracts were impaired $20 million, $3 million and $2 million, respectively.  Amortization expense on combined patents and supply contracts of $8 million was recognized during 2004 and 2003 and $9 million was recognized in 2002.  Amortization expense on intangible assets is estimated to be $7 million for 2005, 2006, and $6 million for 2007, 2008 and 2009.  Patents and supply contracts are amortized using the straight-line method over their estimated period of benefit of 15 years and five years, respectively.

Investments:  The Company has investments in joint ventures and other entities.  The Company uses the cost method of accounting where its voting interests are less than 20 percent, and the equity method of accounting where its voting interests are in excess of 20 percent but not greater than 50 percent.  The Company's underlying share of each entity's equity is reported in the Consolidated Balance Sheets in the line item other assets.

During fiscal 2004, the Company purchased $99 million of marketable debt securities.  Of this amount, $63 million are due in one year or less and are classified in other current assets in the Consolidated Balance Sheets, and $36 million are due in two years and are classified in other assets in the Consolidated Balance Sheets.  The Company has applied Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and has determined that all of its marketable debt securities are available-for-sale investments. These investments are reported at fair value based on quoted market prices as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization will be recorded in interest income.  The cost of securities sold is based on the specific identification method.  Realized gains and losses on the sale of debt securities and declines in value judged to be other than temporary are recorded in other income, net.  Interest and dividends on securities classified as available-for-sale are recorded in interest income.

Accrued Self Insurance:   The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for health and welfare, workers' compensation, auto liability and general liability risks.  Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience demographic factors, severity factors and other actuarial assumptions.

Capital Stock: The Company has two classes of capital stock, Class A common stock (Class A stock) and Class B common stock (Class B stock).  Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. The Company pays quarterly cash dividends to Class A and Class B shareholders. The Company paid Class A dividends per share of $0.16 and Class B dividends per share of $0.144 in fiscal years 2004, 2003 and 2002.

According to the Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" (EITF Issue No. 03-6), the Class B stock is considered a participating security requiring the use of the two-class method for the computation of basic earnings per share, rather than the if-converted method as previously used.  The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock.  Basic earnings per share reflect the application of EITF Issue No. 03-6 and was computed using the two-class method for all periods presented.  The shares of Class B stock are considered to be participating convertible securities since the shares of Class B stock are convertible on a share-for-share basis into shares of Class A stock.  Diluted earnings per share have been computed assuming the conversion of the Class B shares into Class A shares as of the beginning of each period.

Stock Compensation: On December 29, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148).  SFAS No. 148, which amended Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation," does not require use of the fair value method of accounting for stock-based employee compensation.  The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock compensation plans.  Accordingly, no compensation expense was recognized for its stock option issuances as stock options are issued with an exercise price equal to the closing price at the date of the grant.  The Company does issue restricted stock and records the fair value of such awards as deferred compensation amortized over the vesting period.  Had compensation expense for the employee stock compensation plans been determined based on the fair value method of accounting for the Company's stock compensation plans, the tax-effected impact would be as follows:

	in millions, except per share data
	2004	2003	2002
Net income as reported	$403	$337	$383
Stock-based employee compensation expense included in net	16	16	15
income, net of tax
Total stock-based employee compensation expense determined
under fair value based method for all awards, net of tax	(22)	(20)	(19)
Pro forma net income	$397	$333	$379

Earnings per share
As reported
Class A Basic	$1.20	$1.00	$1.13
Class B Basic	1.08	0.90	1.02
Diluted	1.13	0.96	1.08
Pro forma
Class A Basic	1.18	0.99	1.12
Class B Basic	1.06	0.89	1.01
Diluted	$1.11	$0.95	$1.07

The pro forma disclosures may not be representative of the effects on net income for future years.

Financial Instruments: The Company is a purchaser of certain commodities, such as corn, soybeans, livestock and natural gas in the course of normal operations.  The Company uses derivative financial instruments to reduce its exposure to various market risks.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended.  If a derivative instrument is a hedge, as defined by SFAS No. 133, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument's change in fair value will be immediately recognized in earnings as a component of cost of sales.  Instruments the Company holds as part of its risk management activities that do not meet the criteria for hedge accounting, as defined by SFAS No. 133, as amended, are marked to fair value with unrealized gains or losses reported currently in earnings.  The Company generally does not hedge anticipated transactions beyond 12 months.

Revenue Recognition: The Company recognizes revenue when title and risk of loss are transferred to customers, which is generally upon delivery based upon terms of sale.  Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product terms.

Litigation Reserves: There are a variety of legal proceedings pending or threatened against the Company. Accruals are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, progress of each case, opinions and views of legal counsel and other advisers, the Company's experience in similar matters and management's intended response to the litigation. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment efforts progress or additional information becomes available.  The Company expenses amounts for administering or litigating claims as incurred. Accruals for legal proceedings are included in other current liabilities in the accompanying balance sheets.

Freight Expense: Freight expense associated with products shipped to customers is recognized in cost of products sold.

Advertising and Promotion Expenses: Advertising and promotion expenses are charged to operations in the period incurred. Advertising and promotion expenses for fiscal 2004, 2003 and 2002 were $465 million, $504 million and $396 million, respectively.

 Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards and Regulations: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs" (SFAS No. 151).  SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The standard is effective for fiscal years beginning after June 15, 2005.  The Company believes the adoption of SFAS No. 151 will not have a material impact on its consolidated financial statements.

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the Bill).  The Company is currently in the process of evaluating the Bill.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share."  This issue involves the computation of earnings per share for companies that have multiple classes of common stock or have issued securities other than common stock that participate in dividends with common stock (participating securities).  The EITF concluded that companies having participating securities are required to apply the two-class method to compute earnings per share.  The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.  The Company adopted EITF Issue No. 03-6 in the fourth quarter of fiscal 2004.  As required by EITF Issue No. 03-6, prior period earnings per share have been restated as follows:

	2003	2002
Earnings per share as previously reported
Basic	$0.98	$1.10
Diluted	0.96	1.08

Earnings per share, restated in accordance with EITF Issue No. 03-6
Class A Basic	1.00	1.13
Class B Basic	0.90	1.02
Diluted	0.96	1.08

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132).  The revision of SFAS No. 132 requires expanded disclosures for defined benefit plans.  The standard's revisions are effective for fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003.  See Note 15 to the Consolidated Financial Statements for pensions and other postretirement benefits disclosures.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the Interpretation).  The Interpretation requires the consolidation of variable interest entities (VIE) in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Previously, entities were generally consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity.  In December 2003, the FASB issued a revision of the Interpretation (the Revised Interpretation 46).  Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation's provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the original Interpretation to provide additional guidance on what constitutes  a variable interest.  Under the new guidance, application of the Revised Interpretation 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003, and for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004.  The Company's adoption of Revised Interpretation 46 did not have a material impact on its consolidated financial statements.

NOTE 2: ACQUISITIONS

In September 2003, the Company purchased Choctaw Maid Farms, Inc. (Choctaw), an integrated poultry processor.  Since 1992, Tyson had been purchasing all of Choctaw's production under a "cost plus" supply agreement, which was scheduled to expire in 2007.  The Company had previously negotiated a purchase option with Choctaw's owners, which initially became exercisable in 2002.  The Company decided to exercise its purchase option rather than continue under the "cost plus" arrangement of the supply agreement.  The acquisition was recorded as a purchase in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."  Accordingly, the assets and liabilities were adjusted for fair values with the remainder of the purchase price, $18 million, recorded as goodwill. The purchase price consisted of $1 million cash to exercise the purchase option in Tyson's supply agreement with Choctaw and settlement of $85 million owed to Tyson by Choctaw. In addition the Company assumed approximately $4 million of Choctaw's debt to a third party.  In June 2003, the Company exercised a $74 million purchase option to acquire assets leased from a third party, which the Company had subleased to Choctaw.  Pro forma operating results reflecting the acquisition of Choctaw would not be materially different from the Company's actual results of operations.  During 2004, goodwill was reduced $3 million due to an adjustment of pre-acquisition liabilities assumed as part of the Choctaw acquisition.

In May 2002, the Company acquired the assets of Millard Processing Services, a bacon processing operation, for approximately $73 million in cash. The acquisition was accounted for as a purchase and goodwill of approximately $14 million was recorded.

NOTE 3: DISPOSITION

In September 2002, the Company completed the sale of its Specialty Brands, Inc. subsidiary.  The subsidiary had been acquired with the TFM acquisition, and its results of operations were included in the Company's Prepared Foods segment.  The Company received cash proceeds of approximately $131 million, which were used to reduce indebtedness, and recognized a pretax gain of $22 million, which was included in other income on the Consolidated Statement of Income of fiscal 2002.

NOTE 4: OTHER CHARGES

In the fourth quarter of fiscal 2004, the Company implemented a control whereby all plant facilities conduct fixed asset inventories on a recurring basis.  As a result, the Company recorded fixed asset write-down charges of approximately $21 million in the fourth quarter of fiscal 2004, of which approximately $13 million was recorded in the Chicken segment, $5 million in the Prepared Foods segment, $2 million in the Beef segment and $1 million in the Pork segment.  Additionally, as discussed in Note 1, "Business and Summary of Significant Accounting Policies," the Company recorded $25 million related to the impairment of various intangible assets.

In February 2004, the Company announced its decision to consolidate its manufacturing operations in Jackson, Mississippi, into the Company's Carthage, Mississippi, facility.  The Company acquired the Carthage facility when it purchased Choctaw Maid Farms in the fourth quarter of fiscal 2003 and, since that time, performed a comprehensive analysis of all operations in the area and determined this consolidation would most effectively maintain the Company's competitiveness in its Mississippi operations.  The Jackson location employed approximately 800 people and was a poultry processing facility, including processing and deboning operations.  As a result of this decision, the Company has recorded total costs of approximately $9 million ($8 million in the second quarter of fiscal 2004 and $1 million in the third quarter of fiscal 2004) that includes approximately $8 million of estimated impairment charges for assets to be disposed of and $1 million of employee termination benefits.  The Company is accounting for the closing of the Jackson operation in accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146) and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).  This amount is reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Statements of Income in other charges.  The Jackson location ceased operations in August 2004.  As of October 2, 2004, the Company had fully paid its estimated termination benefits of $1 million.

In December 2003, the Company announced its decision to close its Manchester, New Hampshire, and Augusta, Maine, Prepared Foods operations to further improve long-term manufacturing efficiencies.  The Manchester operation employed approximately 550 people and primarily produced sandwich meat for foodservice customers.  The Augusta facility employed approximately 170 people and produced hot dogs, sausages, boneless hams and deli turkey products.  These locations ceased operations during the second quarter of fiscal 2004.  As a result of this decision, the Company recorded total costs of $24 million ($21 million in the first quarter of fiscal 2004 and $3 million in the second quarter of fiscal 2004) that included $4 million of costs related to closing the plants and $20 million of estimated impairment charges for assets to be disposed.  These amounts are reflected in the Prepared Foods segment as a reduction of operating income and included in the Consolidated Statements of Income in other charges.  The costs related to closing the plants include $2 million of employee termination benefits and $2 million of other plant closing related costs.  The Company is accounting for the closing of the Manchester and Augusta operations in accordance with SFAS No. 146 and SFAS No. 144.  At October 2, 2004, $2 million related to employee termination benefits had been paid and $2 million of other plant closing related costs had been paid.

In April 2003, the Company announced its decision to close its Berlin, Maryland, poultry operation.  The Berlin poultry operation employed approximately 650 people and included a hatchery, a feed mill, live production and a processing facility.  The facility ceased processing chickens November 12, 2003.  As a result of this decision, the Company recorded total costs of $29 million ($4 million in the first quarter of fiscal 2004 and $25 million in fiscal 2003) that included $14 million related to closing the plant and $15 million of estimated impairment charges for assets to be disposed.  These amounts are reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Statements of Income in other charges. The costs related to closing the plant include $9 million for estimated liabilities for the resolution of the Company's obligations under 209 grower contracts, and $5 million of other related costs associated with the closing of the operation, including plant clean-up costs and employee termination benefits.  The Company is accounting for the closing of the Berlin operation in accordance with SFAS No. 146 and SFAS No. 144.  At October 2, 2004, $9 million of obligations under grower contracts and $3 million of other closing costs had been paid.  Additionally, a $2 million decrease to the original accrual was recorded in the fourth quarter of fiscal 2004.

In the first quarter of fiscal 2003, the Company recorded $47 million of costs related to the closing of its Stilwell, Oklahoma, and Jacksonville, Florida, plants that included $26 million of costs related to closing the plants and $21 million of estimated impairment charges for assets to be disposed.  The costs related to closing the plants include $17 million for estimated liabilities for the resolution of the Company's obligations under grower contracts, and $9 million of other related costs associated with the closing of the plants including plant clean-up costs and employee termination benefits. The Company accounted for the closing of the Stilwell, Oklahoma, and Jacksonville, Florida, operations in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (EITF 94-3) and SFAS No. 144.  The costs are reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Statements of Income in other charges.  As of October 2, 2004, the remaining accrual balance was $1 million, as $16 million of obligations under grower contracts and $13 million of other closing costs had been paid.  Additionally, a $4 million increase to the original accrual amount was recorded in the fourth quarter of fiscal 2004.  No material adjustments to the total accrual are anticipated at this time.

In the fourth quarter of fiscal 2002, the Company recorded $26 million of costs related to the restructuring of its live swine operations that consists of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring, including lagoon and pit closure costs and employee termination benefits.  In the fourth quarter of 2004, the Company recorded an additional reserve of $6 million related to lagoon and pit closures costs.  At October 2, 2004, the remaining accrual balance was $18 million, as $6 million of obligations under grower contracts and $8 million of other related costs had been paid.  The Company is accounting for the restructuring of its live swine operations in accordance with EITF 94-3 and SFAS No. 144.  No material adjustments to the total accrual are anticipated at this time.

In August 2002, the Company made the decision to capitalize on the strong recognition of the Tyson brand by expanding the Tyson brand to beef and pork.  Thus, in the fourth quarter of fiscal 2002, the Company recorded a write-down of $27 million related to the discontinuation of the Thomas E. Wilson brand.  This amount is reflected in the Prepared Foods segment as a reduction to operating income and included on the Consolidated Statements of Income in other charges.

NOTE 5: BSE-RELATED CHARGES

On December 23, 2003, the U.S. Department of Agriculture (USDA) announced that a single case of BSE had been diagnosed in a Washington State dairy cow.  The effect on the Company's Beef segment caused by that announcement, along with the decision of various countries to restrict imports of U.S. beef products, resulted in the Company recording BSE-related pretax charges of approximately $61 million in fiscal 2004.  These charges were included in cost of sales and primarily related to the decline in value of finished product inventory destined for international markets, whether in-transit, located at the shipping ports or located within domestic storage, as well as live cattle inventory and open futures positions.  No material adjustments were made subsequent to the initial BSE-related accruals recorded in first quarter of fiscal 2004, and none are anticipated in the future.

NOTE 6: ALLOWANCE FOR DOUBTFUL ACCOUNTS

At October 2, 2004, and September 27, 2003, the allowance for doubtful accounts was $11 million and $16 million, respectively.

NOTE 7: FINANCIAL INSTRUMENTS

The Company purchases certain commodities in the course of normal operations such as corn, soybeans, livestock and natural gas.  As part of the Company's on-going commodity risk management activities, the Company uses derivative financial instruments, primarily futures and swaps, to reduce its exposure to various market risks related to these purchases.  Generally, contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended.  If a derivative instrument is a hedge, as defined by SFAS No. 133, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument's change in fair value will be immediately recognized in earnings as a component of cost of sales.

The Company had derivative related balances of $87 million and $20 million recorded in other current assets at October 2, 2004, and September 27, 2003, respectively, and $83 million and $37 million in other current liabilities at October 2, 2004, and September 27, 2003, respectively.

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

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges when the chickens that consumed the hedged grain are sold).  The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change.  No ineffectiveness was recognized on cash flow hedges during fiscal 2004, 2003 or 2002.

Derivative products related to grain procurement, such as futures and option contracts that meet the criteria for SFAS No. 133 hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement.  The Company applies SFAS No. 133 hedge accounting to derivative products related to grain procurement that are hedging physical grain contracts that have previously been purchased.  The Company does not purchase derivative products related to grain procurement in excess of its physical grain consumption requirements.  The Company expects that the after tax losses, net of gains, totaling approximately $22 million recorded in other comprehensive income (loss) at October 2, 2004, related to cash flow hedges, will be recognized within the next 12 months. The Company generally does not hedge cash flows related to commodities beyond 12 months.  The Company's open mark-to-market SFAS No. 133 hedge positions were not significant as of October 2, 2004.

Fair value hedges: The Company designates certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter and natural gas for the operation of its plants.  From time to time, the Company also enters into foreign currency forward contracts to hedge changes in fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies; however, the Company has not entered into any such contracts in fiscal years 2004 or 2003.  Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings.  Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item.  Ineffectiveness recorded related to the Company's fair value hedges was not significant during fiscal 2004, 2003 or 2002.

Undesignated positions:  The Company holds positions as part of its risk management activities, primarily certain grain and livestock futures for which it does not apply SFAS No. 133 hedge accounting, but instead marks these positions to fair value through earnings at each reporting date.  Changes in market value of derivatives used in the Company's risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales.  Changes in market value of derivatives used in the Company's risk management activities surrounding forward sales contracts are recorded in sales. The Company generally does not enter into undesignated positions beyond 12 months.

Based on the Company's evaluation of the grain markets, the Company has at times entered into a portion of its derivative products related to grain procurement prior to purchasing the physical grain contracts. The Company has not applied SFAS No. 133 hedge accounting treatment for these derivative positions.  In connection with these risk management activities, the Company recognized pretax net gains of approximately $58 million and pretax net losses of approximately $4 million in cost of sales for fiscal years ended October 2, 2004, and September 27, 2003, respectively.  The current year derivative gains were due primarily to the increase in grain futures prices during the second fiscal quarter and the Company having a higher number of derivative positions in place at that time as compared to the same period in the prior year.

Additionally, the Company enters into certain forward sales of boxed beef and pork at fixed prices and has positions in livestock futures to mitigate the market risk associated with these fixed price forward sales. The fixed price sales contract locks in the proceeds from a sale in the future, although, the cost of the livestock and the related boxed beef and pork market prices at the time of the sale will vary from this fixed price, creating market risk. Therefore, as fixed forward sales are entered into, the Company also enters into the appropriate number of livestock futures positions.  The Company believes this is an effective economic hedge; however, the correlation does not qualify for SFAS No. 133 hedge accounting. Consequently, changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date even though the economic impact of the Company's fixed sales price being above or below the market price is only realized at the time of sale. In connection with these livestock futures, the Company had unrealized pretax gains on open mark-to-market futures positions of approximately $15 million as of October 2, 2004, and $16 million as of September 27, 2003.

Fair Values of Financial Instruments:
Asset (Liability)	in millions
	2004	2003
Commodity derivative positions	$5	$(13)
Interest-rate derivative positions	(1)	(4)
Total debt	$(3,700)	$(4,011)

Fair values are based on quoted market prices or published forward interest rate and natural gas curves.  Carrying values for derivative positions equal the fair values as of October 2, 2004, and September 27, 2003, and the carrying values of total debt was $3.4 billion and $3.6 billion, respectively.  All other financial instruments' fair values approximate recorded values at October 2, 2004, and September 27, 2003.

Concentrations of Credit Risk The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  At October 2, 2004, and September 27, 2003, approximately 15.0% and 10.3%, respectively, of the Company's net accounts receivable balance was due from one customer.  No other single customer or customer group represents greater than 10% of net accounts receivable.

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation at cost, at October 2, 2004, and September 27, 2003, are as follows:

in millions
	2004	2003
Land	$111	$113
Buildings and leasehold improvements	2,307	2,293
Machinery and equipment	3,981	3,886
Land improvements and other	194	184
Buildings and equipment under construction	218	177
	6,811	6,653
Less accumulated depreciation	2,847	2,614
Net property, plant and equipment	$3,964	$4,039

The Company's total depreciation expense was $458 million, $427 million and $431 million in fiscal years 2004, 2003 and 2002, respectively.  The Company capitalized interest costs of $3 million in 2004 and 2003, and $9 million in 2002 as part of the cost of major asset construction projects. Approximately $492 million will be required to complete construction projects in progress at October 2, 2004.

NOTE 9: OTHER CURRENT LIABILITIES

Other current liabilities at October 2, 2004, and September 27, 2003, include:

		in millions
	2004	2003
Accrued salaries, wages and benefits	$270	$263
Self insurance reserves	248	243
Income taxes payable	149	244
Other	343	397
Total other current liabilities	$1,010	$1,147

 NOTE 10: COMMITMENTS

The Company leases certain farms and other properties and equipment for which the total rentals thereon approximated $111 million in 2004, $104 million in 2003 and $105 million in 2002. Most leases have terms ranging from one to seven years with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.

Minimum lease commitments under non-cancelable leases at October 2, 2004, totaled $158 million composed of $63 million for fiscal 2005, $39 million for fiscal 2006, $29 million for fiscal 2007, $16 million for fiscal 2008, $9 million for fiscal 2009 and $2 million for later years.

The Company guarantees debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets.  Terms of the underlying debt range from seven to 11 years and the maximum potential amount of future payments as of October 2, 2004, was $55 million.  The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease.  The terms of the lease maturities range from one to seven years.  The maximum potential amount of the residual value guarantees is approximately $110 million, of which approximately $28 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets.  The likelihood of payments under these guarantees is not considered probable.  At October 2, 2004, and September 27, 2003, no liabilities for guarantees were recorded.

Additionally, the Company also enters into future purchase commitments for various items such as corn, soybeans, livestock and natural gas contracts.  At October 2, 2004, these commitments totaled $287 million, composed of $220 million for fiscal 2005, $50 million for fiscal 2006, $8 million for fiscal 2007, $2 million for fiscal 2008, $2 million for fiscal 2009 and $5 million for later years.

NOTE 11: LONG-TERM DEBT

The Company has unsecured revolving credit facilities totaling $1 billion that support the Company's commercial paper program, letters of credit and other short-term funding needs.  During the third quarter of fiscal 2004, the Company restructured and extended its revolving credit facilities.  These facilities now consist of $250 million that expire in September 2006 and $750 million that expire in June 2009.  At October 2, 2004, the Company had outstanding letters of credit totaling approximately $274 million issued primarily in support of workers' compensation insurance programs, derivative activities and leveraged equipment loans.  There were no draw downs under these letters of credit at October 2, 2004.  At October 2, 2004, and September 27, 2003, there were no amounts drawn under the revolving credit facilities; however, the outstanding letters of credit reduce the amount available under the revolving credit facilities.

The Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables.  These agreements were restructured and extended in the fourth quarter of fiscal 2004 and now consist of $375 million expiring in August 2005, and $375 million expiring in August 2007.  The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers.  Under this agreement, substantially all of the Company's accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company.  TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC's equity holder.  At October 2, 2004, there was $150 million outstanding under the receivables purchase agreement expiring in August 2005 and $150 million under the agreement expiring August 2007, while at September 27, 2003, there was no outstanding balance.

Under the terms of the leveraged equipment loans, the Company had cash deposits totaling approximately $57 million, which was included in other assets at October 2, 2004. Under these leveraged loan agreements, the Company entered into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings.

Annual maturities of long-term debt for the five fiscal years subsequent to October 2, 2004, are: 2005-$338 million; 2006-$261 million; 2007-$1,048 million; 2008-$14 million; 2009-$91 million.

The revolving credit facilities, senior notes, notes and accounts receivable securitization contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The

Company is in compliance with all of its covenants at fiscal year end.

Industrial revenue bonds are secured by facilities with a net book value of $41 million and $159 million at October 2, 2004, and September 27, 2003, respectively, as three industrial revenue bonds were paid off in fiscal 2004.

Long-term debt consists of the following:
			in millions
	Maturity	2004	2003

Commercial paper (2.05% effective rate at 10/2/04 and 1.38% effective rate at 9/27/03)	2009	$86	$32
Revolving Credit Facilities	2006-2009	-	-
Senior notes and Notes (rates ranging from 6.13% to 8.25%)	2005-2028	2,816	3,316
Accounts Receivable Securitization Debt (2.51% effective rate at 10/2/04)	2005, 2007	300	-
Institutional notes (10.84% effective rate at 10/2/04 and 9/27/03)	2005-2006	20	40
Leveraged equipment loans (rates ranging from 4.67% to 5.99%)	2005-2008	85	111
Other	Various	55	105
Total debt		3,362	3,604
Less current debt		338	490
Total long-term debt		$3,024	$3,114

There were no short-term notes payable at October 2, 2004.  Included in current debt at September 27, 2003, are short-term notes payable totaling $23 million, which carried a weighted average interest rate of 1.5%.

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

Condensed Consolidating Statement of Income for the year ended October 2, 2004				in millions
	Tyson	TFM	Adjustments	Consolidated
Sales	$9,257	$17,204	$(20)	$26,441
Cost of Sales	8,033	16,537	(20)	24,550
	1,224	667	-	1,891
Operating Expenses:
Selling, general and administrative	567	313		880
Other charges	33	53		86

Operating Income	624	301		925
Interest and Other Expense	240	50		290
Income Before Income Taxes	384	251		635
Provision for Income Taxes	140	92		232
Net Income	$244	$159	$-	$403

Condensed Consolidating Statement of Income for the year ended September 27, 2003				in millions
	Tyson	TFM	Adjustments	Consolidated
Sales	$8,092	$16,477	$(20)	$24,549
Cost of Sales	7,135	15,690	(20)	22,805
	957	787	-	1,744
Operating Expenses:
Selling, general and administrative	524	307		831
Other charges	76	-		76

Operating Income	357	480		837
Interest and Other Expense	226	88		314
Income Before Income Taxes	131	392		523
Provision for Income Taxes	47	139		186
Net Income	$84	$253	$-	$337

Condensed Consolidating Statement of Income for the year ended September 28, 2002				in millions
	Tyson	TFM	Adjustments	Consolidated
Sales	$7,848	$15,563	$(44)	$23,367
Cost of Sales	6,900	14,694	(44)	21,550
	948	869	-	1,817
Operating Expenses:
Selling, general and administrative	509	368		877
Other charges	26	27		53

Operating Income	413	474		887
Interest and Other Expense	243	51		294
Income Before Income Taxes	170	423		593
Provision for Income Taxes	53	157		210
Net Income	$117	$266	$-	$383

Condensed Consolidating Balance Sheet as of October 2, 2004				in millions
	Tyson	TFM	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$19	$14	$-	$33
Accounts receivable, net	579	875	(214)	1,240
Inventories	1,258	805		2,063
Other current assets	149	47		196
Total Current Assets	2,005	1,741	(214)	3,532
Net Property, Plant and Equipment	2,237	1,727		3,964
Goodwill	957	1,601		2,558
Intangible Assets	-	149		149
Other Assets	3,074	93	(2,906)	261
Total Assets	$8,273	$5,311	$(3,120)	$10,464
Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$337	$1	$-	$338
Trade accounts payable	456	489		945
Other current liabilities	917	1,999	(1,906)	1,010
Total Current Liabilities	1,710	2,489	(1,906)	2,293
Long-Term Debt	2,525	499		3,024
Deferred Income Taxes	469	226		695
Other Liabilities	16	144		160
Shareholders' Equity	3,553	1,953	(1,214)	4,292
Total Liabilities and Shareholders' Equity	$8,273	$5,311	$(3,120)	$10,464

Condensed Consolidating Balance Sheet as of September 27, 2003				in millions
	Tyson	TFM	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$15	$10	$-	$25
Accounts receivable, net	699	747	(166)	1,280
Inventories	1,049	945		1,994
Other current assets	40	32		72
Total Current Assets	1,803	1,734	(166)	3,371
Net Property, Plant and Equipment	2,222	1,817		4,039
Goodwill	960	1,692		2,652
Intangible Assets	-	182		182
Other Assets	3,045	103	(2,906)	242
Total Assets	$8,030	$5,528	$(3,072)	$10,486
Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$487	$3	$-	$490
Trade accounts payable	401	437		838
Other current liabilities	611	2,394	(1,858)	1,147
Total Current Liabilities	1,499	2,834	(1,858)	2,475
Long-Term Debt	2,590	524		3,114
Deferred Income Taxes	486	236		722
Other Liabilities	55	166		221
Shareholders' Equity	3,400	1,768	(1,214)	3,954
Total Liabilities and Shareholders' Equity	$8,030	$5,528	$(3,072)	$10,486

Condensed Consolidating Statement of Cash Flows for year ended October 2, 2004					in millions
	Tyson	TFM	Adjustments		Consolidated
Cash Flows From Operating Activities:
Net income	$244	$159		$-	$403
Depreciation and amortization	295	195			490
Plant closing related charges	35	(7)			28
Impairment and write-down of assets	14	32			46
Deferred taxes	(24)	32			8
Other	(4)	8			4
Net changes in working capital	(160)	113			(47)
Cash Provided by Operating Activities	400	532			932
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(372)	(114)			(486)
Proceeds from sale of assets	22	5			27
Investment in marketable securities	(99)	-			(99)
Net change in other assets and liabilities	(28)	(14)			(42)
Cash Used for Investing Activities	(477)	(123)			(600)
Cash Flows From Financing Activities:
Net change in debt	(215)	(27)			(242)
Purchase of treasury shares	(72)	-			(72)
Dividends	(55)	-			(55)
Stock options exercised and other	42	1			43
Net change in intercompany balances	380	(380)			-
Cash Used for Financing Activities	80	(406)			(326)
Effect of Exchange Rate Change on Cash	1	1			2
Increase in Cash and Cash Equivalents	4	4			8
Cash and Cash Equivalents at Beginning of Year	15	10			25
Cash and Cash Equivalents at End of Year	$19	$14	$	‑	$33

Condensed Consolidating Statement of Cash Flows for year ended September 27, 2003					in millions
	Tyson	TFM	Adjustments		Consolidated
Cash Flows From Operating Activities:
Net income	$84	$253		$-	$337
Depreciation and amortization	271	187			458
Plant closing related charges	22	-			22
Deferred taxes	82	31			113
Other	3	33			36
Net changes in working capital	26	(172)			(146)
Cash Provided by Operating Activities	488	332			820
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(316)	(86)			(402)
Proceeds from sale of assets	25	5			30
Sale of investment in commercial paper	4	-			4
Net change in other assets and liabilities	(34)	41			7
Cash Used for Investing Activities	(321)	(40)			(361)
Cash Flows From Financing Activities:
Net change in debt	(340)	(47)			(387)
Purchase of treasury shares	(41)	-			(41)
Dividends	(54)	-			(54)
Stock options exercised and other	(2)	2			-
Net change in intercompany balances	239	(239)			-
Cash Used for Financing Activities	(198)	(284)			(482)
Effect of Exchange Rate Change on Cash	4	(7)			(3)
Increase (Decrease) in Cash and Cash Equivalents	(27)	1			(26)
Cash and Cash Equivalents at Beginning of Year	42	9			51
Cash and Cash Equivalents at End of Year	$15	$10	$	‑	$25

Condensed Consolidating Statement of Cash Flows for year ended September 28, 2002				in millions
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$117	$266	$-	$383
Depreciation and amortization	295	172		467
Impairment and write-down of assets	-	27		27
Gain on sale of subsidiary	-	(22)		(22)
Deferred taxes	(19)	41		22
Other	7	13		20
Net changes in working capital	256	21		277
Cash Provided by Operating Activities	656	518		1,174
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(272)	(161)		(433)
Proceeds from sale of assets	12	2		14
Proceeds from sale of subsidiary	-	131		131
Acquisition of assets	(73)	-		(73)
Sale of investment in commercial paper	94	-		94
Net change in other assets and liabilities	(73)	12		(61)
Cash Used for Investing Activities	(312)	(16)		(328)
Cash Flows From Financing Activities:
Net change in debt	(701)	(88)		(789)
Purchase of treasury shares	(19)	-		(19)
Dividends	(56)	-		(56)
Stock options exercised and other	2	(4)		(2)
Net change in intercompany balances	424	(424)		-
Cash Used for Financing Activities	(350)	(516)		(866)
Effect of Exchange Rate Change on Cash	1	-		1
Decrease in Cash and Cash Equivalents	(5)	(14)		(19)
Cash and Cash Equivalents at Beginning of Year	47	23		70
Cash and Cash Equivalents at End of Year	$42	$9	$-	$51

NOTE 12: COMPREHENSIVE INCOME (LOSS)

The components of accumulated comprehensive income (loss) are as follows:

		in millions
	2004	2003
Accumulated other comprehensive income (loss):
Currency translation adjustment	$21	$(2)
Unrealized net hedging losses, net of taxes	(30)	(9)
Unrealized net gain on investment, net of taxes	1	1
Minimum pension liability adjustment, net of taxes	(4)	(5)
Total accumulated comprehensive loss	$(12)	$(15)

NOTE 13: STOCK OPTIONS AND RESTRICTED STOCK

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

A summary of the Company's stock option activity is as follows:

	Shares under option	Weighted average exercise price per share
Outstanding, September 29, 2001	16,318,203	$12.27
Exercised	(800,596)	9.50
Canceled	(997,816)	12.97
Granted	2,509,695	9.45
Outstanding, September 28, 2002	17,029,486	12.01
Exercised	(775,682)	8.99
Canceled	(1,697,581)	13.38
Granted	6,316,704	11.69
Outstanding, September 27, 2003	20,872,927	11.94
Exercised	(3,329,555)	11.49
Canceled	(704,928)	12.41
Granted	3,526,137	15.96
Outstanding, October 2, 2004	20,364,581	$12.72

The number of options exercisable was as follows: October 2, 2004-7,921,321, September 27, 2003-9,135,306 and September 28, 2002-9,373,360.  The remainder of the options outstanding at October 2, 2004, are exercisable ratably through September 2009. The number of shares available for future grants was 17,703,157 and 21,327,929 at October 2, 2004, and September 27, 2003, respectively.

The following table summarizes information about stock options outstanding at October 2, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Shares outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Shares exercisable	Weighted average exercise price
$5.43 - 8.03	825,661	3.6	$6.23	817,572	$6.23
8.13 - 10.73	5,287,821	6.3	9.59	2,156,710	9.69
10.75 - 13.33	7,374,422	7.7	12.18	1,643,999	11.48
13.41 - 15.17	1,017,140	1.1	14.95	1,017,140	14.95
15.96 - 18.00	5,859,537	6.9	16.74	2,285,900	17.92
	20,364,581			7,921,321

The weighted average fair value of options granted during 2004 was approximately $5.99. The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model. Assumptions include an expected life ranging from five to six years, risk-free interest rate ranging from 3.09% to 3.27%, expected volatility ranging from 37.7% to 40.1% and dividend yield of 1.00%.

At October 2, 2004, the Company had outstanding approximately eight million restricted shares of Class A stock with restrictions expiring over periods through July 1, 2020. The unearned portion of the restricted stock is classified on the Consolidated Balance Sheets as unamortized deferred compensation in shareholders' equity.  The Company issues restricted stock at the market value as of the date of grant.  The weighted average fair value of restricted stock granted was $15.69 per share during 2004 and $11.20 per share during 2003.

NOTE 14: DEFERRED COMPENSATION

In July 2003, the Compensation Committee authorized the Company to award performance-based shares of the Company's Class A stock to certain senior executive officers on the first business day of each of the Company's 2004, 2005 and 2006 fiscal years having an initial maximum aggregate value of $4.4 million on the date of each award.  The vesting of the performance-based shares for the 2004 and 2005 awards is over three years, and the vesting of the 2006 award is over two and one-half years (the Vesting Period), each award being subject to the attainment of Company goals determined by the Compensation Committee prior to the date of the award.  Each quarter during the Vesting Period, the Company reviews progress toward attainment of Company goals and determines if it is appropriate to record any adjustment to the deferred compensation liability for the anticipated vesting of the shares.  The attainment of Company goals can be finally determined only at the end of the Vesting Period.  If the shares vest, the ultimate expense to the Company recognized over the Vesting Period will be equal to the Class A stock price on the date the shares vest times the number of shares awarded.

NOTE 15:  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company has both funded and unfunded noncontributory defined benefit pension plans covering specific groups of employees.  Two plans provide benefits based on a formula using years of service and a specified benefit rate.  Effective January 1, 2004, the Company implemented a new defined benefit plan for certain contracted officers that uses a formula based on years of service and final average salary.  The Company also has other postretirement benefit plans for which substantially all of its employees may receive benefits if they satisfy applicable eligibility criteria.  The postretirement healthcare plans are contributory with participants' contributions adjusted when deemed necessary.

The Company has defined contribution retirement and incentive benefit programs for various groups of Company personnel. Company contributions totaled $55 million, $48 million and $50 million in 2004, 2003 and 2002, respectively.

The Company uses a September 30 measurement date for its defined benefit plans and one postretirement medical plan and a July 31 measurement date for its remaining postretirement medical plans.

Other postretirement benefits include postretirement medical costs and life insurance.

Benefit obligations and funded status

The following table provides a reconciliation of the changes in the plans' benefit obligations, assets and funded status as of fiscal year ends October 2, 2004, and September 27, 2003:

				in millions
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$67	$70	$66	$91
Service cost	3	1	1	1
Interest cost	5	4	4	6
Plan participants' contributions	-	-	3	2
Amendments	9	-	-	(10)
Actuarial (gain)/loss	(1)	(2)	5	(13)
Benefits paid	(6)	(6)	(13)	(11)
Benefit obligation at end of year	77	67	66	66

Change in plan assets
Fair value of plan assets at beginning of year	50	43	-	-
Actual return on plan assets	6	9	-	-
Employer contributions	9	4	10	9
Plan participants' contributions	-	-	3	2
Benefits paid	(6)	(6)	(13)	(11)
Fair value of plan assets at end of year	59	50	-	-

Funded status	(18)	(17)	(66)	(66)
Amounts not yet recognized:
Unrecognized prior service cost	8	-	(9)	(10)
Unrecognized actuarial loss	6	8	-	-
Net amount recognized	$(4)	$(9)	$(75)	$(76)

Amounts recognized in the Consolidated Balance Sheets consist of:

				in millions
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Accrued benefit liability	$(10)	$(17)	$(75)	$(76)
Accumulated other comprehensive loss	6	8	-	-
Net amount recognized	$(4)	$(9)	$(75)	$(76)

The increase (decrease) in the pretax minimum liability related to the Company's pension plans that is included in other comprehensive income was $(2) million, $(6) million and $14 million in fiscal years 2004, 2003 and 2002, respectively.

At October 2, 2004, and September 27, 2003, all pension plans had an accumulated benefit obligation in excess of plan assets.  Information related to these plans is as follows:

		in millions
	Pension Benefits
	2004	2003
Projected benefit obligation	$77	$67
Accumulated benefit obligation	76	67
Fair value of plan assets	59	50

Net Periodic Benefit Cost

Components of net periodic benefit cost for these plans that was recognized in the Consolidated Statements of Income were as follows:

				in millions
	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$3	$1	$1	$1	$1	$1
Interest cost	5	4	5	4	6	6
Expected return on plan assets	(5)	(4)	(6)	-	-	-
Amortization of prior service cost	1	-	-	(1)	-	-
Recognized actuarial (gain)/loss	-	-	-	5	(13)	-
Net periodic benefit cost	$4	$1	$-	$9	$(6)	$7

Assumptions

Weighted average assumptions used are as follows:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate to determine
net periodic benefit cost	6.75%	6.75%	7.25%	6.75%	6.75%	7.25%
Discount rate to determine
benefit obligations	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Rate of compensation increase	4.00%	N/A	N/A	N/A	N/A	N/A
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A

To determine the rate-of-return on assets assumption, the Company first examined actual historical rates of return for the various asset classes.  The Company then determined a long-term projected rate-of-return based on expected returns over the next five to 10 years.  Prior to fiscal year 2004, the Company only had defined benefit plans which provided a retirement benefit based on the number of years of service multiplied by a benefit rate.  During 2004, a plan was added with a 4% compensation increase inherent in its benefit obligation calculation.

The Company has four postretirement health plans.  Two of these consist of fixed, annual payments by the Company and account for $36 million of the Company's postretirement medical obligation at October 2, 2004.  A healthcare cost trend is not required to determine this obligation.  A third plan has a negotiated annual maximum payment by the Company and accounts for $12 million of the Company's postretirement medical obligation at October 2, 2004.  Claims in excess of the Company's negotiated annual maximum payment are paid by the plan participants.  Since current medical claims exceed the annual maximum cap for this plan, the liability was calculated assuming that annual claims will be equal to the total annual maximum cap for all future years.  A healthcare cost trend is not required to determine this obligation.  The fourth plan, which accounts for $18 million of the Company's postretirement medical obligation at year end, uses a healthcare cost trend of 9% in the current year that grades down to 5% in fiscal year 2009.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for this healthcare plan.  A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

		in millions
	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$1	$-
Effect on postretirement benefit obligation	18	14

Plan Assets

The fair value of plan assets for the Company's pension benefit plans was $59 million and $50 million as of October 2, 2004, and September 27, 2003, respectively.  The following table sets forth the actual and target asset allocation for the Company's pension plan assets:

			Target Asset
	2004	2003	Allocation
Cash	0.8%	6.1%	0.0%
Fixed income securities	24.7%	26.7%	25.0%
US Stock Funds-Large- and Mid-Cap	49.6%	31.5%	50.0%
US Stock Funds-Small-Cap	10.0%	16.8%	10.0%
International Stock Funds	14.9%	18.9%	15.0%
Total	100.0%	100.0%	100.0%

The Plan Trustees have established a set of investment objectives related to the assets of the pension plans and regularly monitor the performance of the funds and portfolio managers.  Objectives for the pension assets are (1) to provide growth of capital and income, (2) to achieve a target weighted average annual rate of return that is competitive with other funds with similar investment objectives and (3) to diversify in order to reduce risk.  The investment objectives and target asset allocation were updated in January 2004.

Contributions

The Company's policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws.  In its sole discretion, the Company may from time to time fund additional amounts.  Expected contributions to the Company's pension plans for fiscal year 2005 are approximately $9 million.  For the fiscal years ended 2004, 2003 and 2002, the Company funded $9 million, $4 million and $5 million, respectively, to its defined benefit plans.

 Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

		in millions
	Pension Benefits	Other Postretirement Benefits
2005	$6	$6
2006	6	6
2007	6	6
2008	6	6
2009	6	6
2010-2014	30	29

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

The following non-cash transaction was excluded from the Consolidated Statements of Cash Flows for fiscal year 2004.  The $91 million change in goodwill in fiscal 2004 from the September 27, 2003, balance and the corresponding change in other current liabilities is due to an adjustment of pre-acquisition tax liabilities assumed as part of the TFM acquisition.  The Company received formal approval during fiscal 2004 from The Joint Committee on Taxation of the U.S. Congress for issues relating to certain pre-acquisition years.  As a result of this approval, the accrual of $91 million of pre-acquisition tax liability was no longer needed.

The following table summarizes cash payments for interest and income taxes:

			in millions
	2004	2003	2002
Interest	$316	$269	$208
Income taxes, net of refunds	244	36	90

Cash payments for interest in fiscal year 2004 increased, despite lower debt levels, due to the timing of interest payments made related to the senior notes caused by fiscal 2004 ending in October rather than September.  The increase in income taxes paid from 2003 to 2004 is due primarily to a refund received in fiscal 2003.

NOTE 17: TRANSACTIONS WITH RELATED PARTIES

The Company has operating leases for farms, equipment and other facilities with Don Tyson, a director of the Company, certain members of his family and the Randal W. Tyson Testamentary Trust.  Total payments of $8 million in 2004 and 2003, and $9 million in 2002, were paid to entities in which these parties had an ownership interest.  Additionally, other facilities have been leased from other officers and directors. Rentals paid to entities in which these parties had an ownership interest totaled $1 million in 2004 and $2 million in 2003 and 2002.

A former director who resigned from the Board of Directors during 2003 received, from the sale of cattle to a subsidiary of the Company, $10 million in fiscal years 2003 and 2002.

Certain officers and directors were engaged in chicken and swine growout operations with the Company whereby these individuals purchased animals, feed, housing and other items to raise the animals to market weight. The total value of these transactions, which were discontinued during fiscal 2003, amounted to $11 million in each fiscal year of 2003 and 2002.

On May 21, 2004, the Company purchased a parcel of land adjacent to the Company's Corporate Center for approximately $356,000 from JHT, LLC, a limited liability company of which Don Tyson, a director of the Company, and the Randal W. Tyson Testamentary Trust are members.  The purchase was approved by the Governance Committee of the Board of Directors on April 29, 2004, and the land is to be used for construction of facilities that will house expanded product development kitchens, a new pilot production plant, provide space for the consumer insights group and make provisions for team member development activities.

In the second quarter of fiscal 2004, the Company purchased 1,028,577 shares of Class A stock in a private transaction with Don Tyson, a director and managing partner of the Tyson Limited Partnership, a principal shareholder of the Company.  The purchase of those shares from Mr. Tyson, which was approved by the Governance Committee of the Board of Directors on January 29, 2004, was based on the closing price of the Class A stock on the New York Stock Exchange on the date of such approval.

During fiscal 2004, the Company received cash payments from Don Tyson, a director of the Company, totaling $1.5 million, as reimbursement for certain perquisites and personal benefits received during fiscal years 1997 through 2003.

NOTE 18: INCOME TAXES

Detail of the provision for income taxes consists of:

in millions
	2004	2003	2002
Federal	$183	$156	$173
State	12	10	17
Foreign	37	20	20
	$232	$186	$210
Current	$224	$73	$188
Deferred	8	113	22
	$232	$186	$210

The reasons for the difference between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	2004	2003	2002
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes	1.8	2.2	3.0
Extraterritorial income exclusion	(0.5)	(1.9)	(1.4)
Other	0.3	0.2	(1.1)
	36.6%	35.5%	35.5%

During the fourth quarter of fiscal 2004, the Company adjusted the tax rates used to record deferred taxes at one of its Mexican subsidiaries resulting in a reduction of deferred tax liabilities of $16 million.  This adjustment is included in "Other" in the above table for fiscal 2004.  Other items included in "Other" are miscellaneous nondeductible expenses, general business credits and amounts relating to on-going examinations by taxing authorities.

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The tax effects of major items recorded as deferred tax assets and liabilities are:

in millions
	2004		2003
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$4	$513	$4	$543
Suspended taxes from conversion
to accrual method	-	138	-	138
Intangible assets	31	24	28	28
Inventory	12	77	5	86
Accrued expenses	114	4	120	2
Net operating loss carryforwards	83	-	77	-
International items	18	104	-	68
All other	103	148	93	122
	$365	$1,008	$327	$987
Valuation allowance	$(66)		$(49)
Net deferred tax liability		$709		$709

Net deferred tax liabilities are included in other current liabilities and deferred income taxes on the Consolidated Balance Sheets.

The deferred tax liability for suspended taxes from conversion to accrual method represents the 1987 change from the cash to accrual method of accounting and will be paid down by 2017, subject to income limitations.

The Company has accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $387 million at October 2, 2004, that are expected to be permanently reinvested in the business. If those earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The valuation allowance totaling $66 million consists of $15 million for state tax credit carryforwards, which have been fully reserved, $36 million for U.S. federal net operating loss carryforwards and $15 million for international net operating loss carryforwards.  The state tax credit carryforwards expire in the years 2005 through 2009.  At October 2, 2004, after considering utilization restrictions, the Company's federal tax loss carryforwards approximated $209 million. The net operating loss carryforwards, which are subject to utilization limitations due to ownership changes, may be utilized to offset future taxable income subject to limitations. These carryforwards expire during years 2005 through 2023.

NOTE 19: EARNINGS PER SHARE

The weighted average common shares used in the computation of basic and diluted earnings per share were as follows:

in millions, except per share data
	2004	2003	2002
Numerator:
Net Income	$403	$337	$383
Less Dividends:
Class A ($0.16/share)	40	40	41
Class B ($0.14/share)	15	14	15
Undistributed earnings	348	283	327
Class A undistributed earnings	253	206	239
Class B undistributed earnings	95	77	88
Total undistributed earnings	$348	$283	$327
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	243	244	246
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	102	102	102
Effect of dilutive securities:
Stock options and restricted stock	12	6	7
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversions	357	352	355
Class A Basic earnings per share	$1.20	$1.00	$1.13
Class B Basic earnings per share	$1.08	$0.90	$1.02
Diluted earnings per share	$1.13	$0.96	$1.08

 Approximately two million, 11 million and seven million of the Company's option shares were antidilutive and were not included in the dilutive earnings per share calculation for fiscal years 2004, 2003 and 2002, respectively.

NOTE 20: SEGMENT REPORTING

The Company operates in five business segments: Chicken, Beef, Pork, Prepared Foods and Other. The Company measures segment profit as operating income.

Chicken segment is involved primarily in the processing of live chickens into fresh, frozen and value-added chicken products.  The Chicken segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.   The Chicken segment also includes sales from allied products and the chicken breeding stock subsidiary.

Beef segment is involved primarily in the processing of live fed cattle and fabrication of dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. It also involves deriving value from allied products such as hides and variety meats for sale to further processors and others.  The Beef segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. Allied products are also marketed to manufacturers of pharmaceuticals and technical products.

Pork segment is involved primarily in the processing of live market hogs and fabrication of pork carcasses into primal and sub-primal cuts and case-ready products.  This segment also represents the Company's live swine group and related allied product processing activities. The Pork segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.  It also sells allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork processors.

Prepared Foods segment includes the Company's operations that manufacture and market frozen and refrigerated food products.  Products include pepperoni, beef and pork toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes and meat dishes, as well as branded and processed meats.  The Prepared Foods segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.

Other segment includes the logistics group and other corporate activities not identified with specific protein groups. This segment also includes proceeds of $167 million received in fiscal 2003 related to the settlement of vitamin antitrust litigation.

in millions
	Chicken	Beef	Pork	Prepared Foods	Other	Consolidated
Fiscal year ended October 2, 2004
Sales	$8,397	$ 11,951	$ 3,185	$ 2,857	$ 51	$ 26,441
Operating income	548	127	140	28	82	925
Other expense						290
Income before income taxes						635
Depreciation	239	106	30	66	17	458
Total assets	4,556	3,195	895	970	848	10,464
Additions to property, plant and equipment	298	90	22	61	15	486
Fiscal year ended September 27, 2003
Sales	$7,427	$11,935	$2,470	$2,662	$55	$24,549
Operating income	158	320	75	57	227	837
Other expense						314
Income before income taxes						523
Depreciation	217	90	26	54	40	427
Total assets	4,322	3,385	879	1,141	759	10,486
Additions to property, plant and equipment	286	40	9	15	52	402
Fiscal year ended September 28, 2002
Sales	$7,222	$10,488	$2,503	$3,072	$82	$23,367
Operating income	428	220	25	158	56	887
Other expense						294
Income before income taxes						593
Depreciation	226	80	26	48	51	431
Total assets	4,221	3,234	834	1,261	822	10,372
Additions to property, plant and equipment	229	82	19	53	50	433

The Pork segment had sales of $473 million, $365 million and $369 million for fiscal years 2004, 2003 and 2002, respectively, from transactions with other operating segments of the Company.  The Beef segment had sales of $75 million, $77 million and $63 million for fiscal years 2004, 2003 and 2002, respectively, from transactions with other operating segments of the Company.  The aforementioned sales from intersegment transactions, which are sold at market prices, were excluded from the segment sales in the above table.

The Company's largest customer, Wal-Mart Stores, Inc., accounted for approximately 11.6%, 9.6% and 8.2% of consolidated sales in 2004, 2003 and 2002, respectively.  Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments.  Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on the Company's operations; however, the Company does not anticipate any such occurrences due to the demand for its products.

The majority of the Company's operations are domiciled in the United States.  Approximately 94%, 95% and 94% of sales to external customers for fiscal years ending 2004, 2003 and 2002, respectively, were sourced from the United States.  Approximately $6.4 billion of long-lived assets were located in the United States at fiscal year ending 2004, and $6.5 billion at fiscal years ending 2003 and 2002.  Approximately $171 million, $185 million and $193 million of long-lived assets were located in foreign countries, primarily Canada and Mexico, at fiscal years ended 2004, 2003 and 2002, respectively.

The Company sells certain of its products in foreign markets, primarily Canada, China, European Union, Japan, Mexico, Puerto Rico, Russia, Taiwan and South Korea.  The Company's export sales for 2004, 2003 and 2002 totaled $2.1 billion, $2.6 billion and $2.0 billion, respectively.  Substantially all of the Company's export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs.  Foreign sales, which are sales of products produced in a country other than the United States, were less than 10% of total consolidated sales for 2004, 2003 and 2002.  Approximately 28%, 15% and 11% for 2004, 2003 and 2002, respectively, of income before taxes were from foreign operations.  The increase in fiscal 2004 primarily was due to increased volumes and margins at the Company's Lakeside operation in Canada.

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

in millions, except per share data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004
Sales	$6,505	$6,153	$6,634	$7,149
Gross profit	394	485	550	462
Operating income	161	263	323	178
Net income	57	119	161	66
Class A basic earnings per share	$0.17	$0.35	$0.48	$0.20
Class B basic earnings per share	$0.15	$0.32	$0.43	$0.18
Diluted earnings per share	$0.16	$0.33	$0.45	$0.19
2003
Sales	$5,802	$5,845	$6,330	$6,572
Gross profit	400	380	438	526
Operating income	145	183	201	308
Net income	39	72	79	147
Class A basic earnings per share	$0.12	$0.21	$0.23	$0.44
Class B basic earnings per share	$0.10	$0.19	$0.21	$0.40
Diluted earnings per share	$0.11	$0.20	$0.23	$0.42

The fourth quarter of 2004 was a 14-week period, while the remaining quarters in the above table were 13-week periods.

First quarter 2004 gross profit includes $61 million in BSE-related charges and operating income includes $21 million and $4 million in charges related to the closing of prepared foods facilities and poultry operations, respectively. Second quarter 2004 operating income includes charges of $6 million and $8 million related to the closing of prepared foods facilities and poultry operations, respectively. Third quarter 2004 operating income includes charges of $1 million related to the closing of a poultry operation.  Fourth quarter 2004 gross profit includes $18 million to reduce self insurance reserves to the actuarially determined range.  The reserves are compared to actuarial estimates semi-annually.  Fourth quarter 2004 operating income includes charges of $25 million related to the impairment of various intangible assets and $21 million related to fixed asset write-downs.

First quarter 2003 gross profit includes $28 million received in connection with vitamin antitrust litigation and operating income includes charges of $47 million related to the closing of poultry operations.  Second quarter 2003 gross profit includes $94 million received in connection with vitamin antitrust litigation.  Third quarter 2003 gross profit includes $42 million received in connection with vitamin antitrust litigation and operating income includes charges of $19 million related to the closing of poultry operations.  Additionally, net income includes a pretax charge of $10 million related to the write-down of an equity interest in a live swine operation.  Fourth quarter 2003 gross profit includes $3 million received in connection with vitamin antitrust litigation and operating income includes $10 million of charges related to the closing of poultry operations.

NOTE 22: CONTINGENCIES

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

Wage and Hour/ Labor Matters:   In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues.  As part of this investigation, the DOL inspected 14 of the Company's processing facilities.

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

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox in that the employees claim violations of the FLSA for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law.  Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. Currently, there are approximately 560 additional current or former employees who have filed consents to join the lawsuit. The court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities.  On July 17, 2002, the court granted the plaintiffs' motion to certify the state law claims.  On September 23, 2002, the Third Circuit Court of Appeals agreed to hear the Company's petition to review the court's decision to certify the state law claims.   On September 8, 2003, the Court of Appeals reversed the district court's certification of a class under the Pennsylvania Wage Payment & Collection Law, ruling that those claims could not be pursued in federal court.  The appellate court further ruled that the Company must reissue notice of their potential FLSA claims to approximately 2,170 employees who did not previously receive notice.  The Court of Appeals remanded the matter to the district court to proceed accordingly on September 30, 2003, and notice was reissued. Further proceedings in the district court are pending, and no trial date has been set.

Substantially similar suits have been filed against several other integrated poultry companies. In addition, organizing activity conducted by representatives or affiliates of the United Food and Commercial Workers Union against the poultry industry has encouraged worker participation in Fox v. Tyson and the other lawsuits.

On November 5, 2001, a lawsuit entitled Maria Chavez, et al. v. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. (Chavez) was filed in the U.S. District Court for the Eastern District of Washington against TFM and the Company by several employees of TFM's Pasco, Washington, beef slaughter and processing facility alleging various violations of the FLSA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The Chavez lawsuit alleges TFM and/or the Company required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing and equipment, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege that similar prior litigation entitled Alvarez, et al. v. IBP (Alvarez), which resulted in a $3.1 million final judgment against TFM, supports a claim of collateral estoppel and/or is res judicata as to the issues raised in this new litigation.  Plaintiffs are seeking reimbursement for an unspecified amount of damages, exemplary damages, liquidated damages, prejudgment interest, attorney fees and costs.  TFM filed a timely Notice of

Appeal in Alvarez and plaintiffs filed a timely notice of Cross-Appeal.  On August 5, 2003, the Ninth Circuit Court of Appeals affirmed the lower court's decision in part and reversed the lower court's decision in part, and remanded the case to the lower court for recalculation of damages.  If the ruling of the Ninth Circuit Court of Appeals is upheld in its entirety, TFM will have additional exposure in Alvarez of approximately $5 million.  TFM filed a petition for rehearing by the panel of the Ninth Circuit Court of Appeals that heard Alvarez or, in the alternative, a rehearing en banc, which was denied on December 2, 2003.  It also filed a petition to certify state law claims to the Washington Supreme Court which was denied on September 23, 2003.  On December 5, 2003, TFM filed a Petition to Stay the Mandate indicating it would file a Petition for Certiorari with the U.S. Supreme Court seeking the Court's review of the Ninth Circuit's adverse opinion.  A Stay of the Mandate was ordered by the Ninth Circuit on December 10, 2003.  A Petition for Certiorari was filed with the U.S. Supreme Court on February 26, 2004.  Briefing on the Petition is now complete, and, on May 3, 2004, the Court invited the U.S. Solicitor General to express its views on the pending Petition.  On October 25, 2004, the Solicitor filed its response which acknowledged the issues warranted review but advised that a First Circuit case would be better suited for the Court's consideration of the issues.  Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but the U.S. District Court for the Eastern District of Washington granted plaintiff's motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23 and notice was sent to potential state law claim class members.  The state-law class is closed and contains approximately 3,900 class members, including approximately 1,200 on the federal claim.  The trial was held from September 7, 2004, through October 4, 2004.  The District Court issued its proposed findings of fact and conclusions of law on December 8, 2004.  The District Court has informed the parties they have until January 13, 2005, to provide the District Court with briefs on the proposed findings of fact and conclusions of law and until January 28, 2005, to file reply briefs.  The District Court intends to hear oral arguments on February 24, 2005, before issuing its final order.  The damages phase of the trial will then commence before a judgment is entered.

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee.  Ten current and former hourly employees of TFM's case-ready facility in Goodlettsville, Tennessee, filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming that the defendants have violated the overtime provisions of the FLSA.  The suit alleges that the Company has failed to pay employees for all hours worked from the plant's commencement of operations under TFM's control in April 2001.  The Company acquired the plant as part of its acquisition of TFM.  In particular, the suit alleges that employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period.  The suit also alleges that the Company deducts 30 minutes per day from employees' paychecks regardless of whether employees obtain a full 30-minute period for their meal.  Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs.  On January 10, 2003, another 31 employees from Tennessee filed consents to join the lawsuit as plaintiffs.  On January 15, 2003, the Company filed an answer to the complaint denying any liability. On January 14, 2003, the named plaintiffs filed a motion for expedited court-supervised notice to prospective class members.   The motion sought to conditionally certify a class of similarly situated employees at all of TFM's non-union facilities that have not been the subject of FLSA litigation.  Plaintiffs then withdrew a request for conditional certification of similarly situated employees at all of TFM's non-union facilities and rather sought to include all non-exempt employees that have worked at the Goodlettsville facility since its opening on April 1, 2001.  On June 9, 2003, the Company filed a Motion for Summary Judgment seeking the applicability of the injunction entered by the U.S. District Court for the District of Kansas and affirmed by the U.S. Court of Appeals for the Tenth Circuit (Metzler v. IBP, inc. 127 F. 3rd 959, 10th Cir. 1997), which the Company contends has a preclusive effect as to plaintiffs' claims based on pre- and post-shift activities.  The plaintiffs conducted discovery limited to that issue and responded to said Motion on June 18, 2004.  The Company filed its reply on July 2, 2004.  On October 12, 2004, the District Court denied the Company's motion for summary judgment.  On November 17, 2003, the District Court conditionally certified a collective action composed of similarly situated current and former employees at the Goodlettsville facility based upon clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001.  Class Notices to approximately 4,500 prospective class members were mailed on January 21, 2004.   Presently, approximately 525 current and former employees have opted into the class.  The District Court stayed discovery on November 8, 2004, pending the Supreme Court's decision on certiorari in Alvarez.

Environmental Matters:   On October 23, 2001, a putative class action lawsuit was filed in the District Court for Mayes County, Oklahoma, against the Company by R. Lynn Thompson and Deborah S. Thompson on behalf of all owners of Grand Lake O' the Cherokee's littoral (lakefront) property. The suit alleges that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake.  Plaintiffs are seeking injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  Simmons Foods, Inc. (Simmons) and Peterson Farms, Inc. (Peterson) have been joined as defendants.  The Company and Simmons are seeking leave to file a third party complaint against entities that contribute wastes and wastewater into Grand Lake. The class certification hearing was held in October 2003.  On December 11, 2003, the trial court entered an order which granted class certification. On January 12, 2004, the Company, Simmons and Peterson filed a Petition in Error (the Petition) in the Oklahoma Supreme Court which challenges and seeks appellate level review of the trial court's certification order.   The Oklahoma Supreme Court has not yet scheduled proceedings on the Petition.

Securities Matters:  Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP, inc. (IBP) stock from March 29, 2001, when the Company announced its intention to terminate its merger agreement with IBP, through June 15, 2001, when a Delaware state court rendered its Post-Trial Opinion ordering the merger to proceed.  Plaintiffs in the various actions alleged that the defendants violated federal securities laws by making, causing or allowing to be made, certain allegedly false and misleading statements in a March 29, 2001, press release issued in connection with the Company's attempted termination of the Merger Agreement.  The plaintiffs alleged that, as a result of the defendants' alleged conduct, purported class members were harmed by an alleged artificial deflation in the price of IBP's stock during the proposed class period. The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation and, on December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint.  On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint.  By memorandum order dated October 23, 2002, the court granted in part and denied in part the defendants' motion to dismiss.  On October 6, 2003, the court certified a class consisting of those who purchased IBP securities on or before March 29, 2001, and subsequently sold such securities from March 30 through June 15, 2001, inclusive, and sustained damages as a result of such transaction.    Following the conclusion of discovery in the case, plaintiffs and defendants each filed motions for summary judgment.  On June 17, 2004, the court rendered an opinion in favor of defendants and against plaintiffs on all of plaintiffs' claims, and entered an order to that effect.  On June 28, 2004, defendants filed a motion requesting the court to modify its order to include judgment in defendants' favor against the class and on July 30, 2004, the court entered such an order.  On August 6, 2004, plaintiffs filed a Notice of Appeal.  No hearing date on the appeal has been set.

General Matters:  In July 1996, certain cattle producers filed Henry Lee Pickett, et al. v. IBP, inc. in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleged that TFM used its market power and alleged "captive supply" agreements to reduce the prices paid by TFM on purchases of cattle in the cash market in alleged violation of the Packers and Stockyards Act (PSA).  Plaintiffs sought injunctive and declaratory relief, as well as actual and punitive damages.  Plaintiffs submitted an amended expert report on November 19, 2003, showing alleged damages on all cash market purchases by TFM of approximately $2.1 billion.  Trial of this matter began on January 12, 2004, and concluded on February 10, 2004.  On February 17, 2004, a jury returned a verdict against TFM on liability and gave an "advisory" verdict on damages that estimated the impact on the cash market (i.e., a group larger than the class) to be $1.28 billion.  On February 25, 2004, TFM filed a renewed motion requesting the Court to enter a judgment as a matter of law (JMOL) for TFM.  On March 1, 2004, the plaintiffs filed motions asking the Court to enter the $1.28 billion advisory verdict as an award of damages to the plaintiffs and requesting prejudgment interest.  On March 22, 2004, the Court denied the plaintiff's motions for entry of a damages award.  On April 23, 2004, the Court granted TFM's JMOL motion, and held (i) TFM had legitimate business reasons for using "captive supplies," (ii) there was "no evidence before the Court to suggest that [TFM's] conduct is illegal," and (iii) "plaintiffs failed to present evidence at trial to sustain their burden with respect to liability and damages."  The plaintiffs have appealed the Court's entry of judgment in favor of TFM to the 11th Circuit Court of Appeals, and oral arguments are scheduled to be heard by the Circuit Court on December 17, 2004.

On September 12, 2002, 82 individual plaintiffs filed Michael Archer, et al. v. Tyson Foods, Inc. and The Pork Group, Inc., CIV 2002-497, in the Circuit Court of Pope County, Arkansas.  On August 18, 2002, the Company announced a restructuring of its live swine operations which, among other things, resulted in the discontinuance of relationships with approximately 130 contract hog producers, including the plaintiffs.  In their complaint, the plaintiffs allege that the Company committed fraud and should be promissorily estopped from terminating the parties' relationship.  The plaintiffs seek an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  The Company filed a motion to Stay All Proceedings and Compel Arbitration which was denied.  That decision was appealed to the Arkansas Supreme Court by the Company and affirmed.  The case was remanded to the Circuit Court and discovery is proceeding.  Trial is currently scheduled to begin March 25, 2005.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tyson Foods, Inc.

We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. as of October 2, 2004, and September 27, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 2, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Tyson Foods, Inc. at October 2, 2004, and September 27, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 2, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2004 the Company adopted Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share."

                                                                            /s/ Ernst & Young LLP

                                                                            Ernst & Young LLP

Rogers, Arkansas
December 8, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Act)).  Based on that evaluation, taking into account the recent report of the Company's independent public accountants to the audit committee (the Audit Committee) of the Company's board of directors and other reports to the Audit Committee summarized below, management, including the CEO and CFO, has concluded that, as of October 2, 2004, subject to the  matters described below, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.  In addition, other than the matters described below, in the fourth fiscal quarter ending October 2, 2004, there has been no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

As set forth in Item 8 of this Annual Report, Ernst & Young LLP (EY), the Company's independent auditor, issued an unqualified opinion with respect to the financial statements for the fiscal year ended October 2, 2004.  The Company is reporting the following five matters which could be considered significant deficiencies; however, management and the Audit Committee do not believe any of these items (individually, or in the aggregate) constitute a material weakness of the Company's internal controls:

-      Controls to ensure that changes to certain applications were properly authorized, tested and approved did not effectively operate throughout the fiscal year;

-      Access to the Company's financial system by certain team members was not adequately restricted throughout the fiscal year;

-      In the fourth quarter of fiscal 2004, the Company implemented additional control procedures that included a complete physical inventory of all fixed assets at the Company's plant locations.  Through these procedures the Company identified a write-off of its fixed assets, and as a result management believes the controls to identify displaced, idle or retired long-lived assets and record appropriate adjustments to write-off such assets were not functioning effectively throughout the fiscal year;

-      A process was not in place during the fiscal year to ensure impairments of other intangible assets were identified and recorded in the correct period; and

-      In the fourth quarter of fiscal 2004, as part of a detailed review of the Company's subsidiary in Mexico, the Company identified internal control deficiencies and recorded a number of adjustments to the subsidiary's financial statements.  As a result, management believes oversight and monitoring processes related to the financial statements of the Company's subsidiary in Mexico did not function effectively throughout the fiscal year.

Management is in the process of remediating the first two reportable conditions, including the implementation of controls to ensure only approved application changes are implemented and to restrict access appropriately.  The remaining three matters and the remediation plan for such matters are discussed below:

During the fiscal year, the Company determined that potentially not all long-lived assets that had been displaced, idle or retired had been appropriately identified, and therefore, in the fourth quarter ended October 2, 2004, implemented additional controls that included a complete physical inventory of all fixed assets at the Company's plant locations.  This process was designed to identify displaced, idle or retired assets not otherwise identified, and resulted in a pretax charge in the fourth quarter of approximately $21 million to write-off such items.  Beginning in fiscal 2005, this fixed asset inventory process will be repeated annually to ensure that all displaced, idle or retired fixed assets have been identified and recorded timely as such in the Company's financial statements.

During the fiscal quarter ended October 2, 2004, the Company identified trademarks, patents and customer contracts that either the anticipated fair value had declined or were no longer in use resulting in an impairment of $25 million, most of which resulted from the Company's declining use of regional brands and increased use of national brands.  Beginning in fiscal 2005, a process will be implemented whereby a review of other intangible assets is periodically performed to ensure that all impairments of intangible assets have been identified and recorded timely as such in the Company's financial statements.

During the fiscal quarter ended October 2, 2004, the Company conducted a detailed financial review of the Company's Mexican subsidiary, Tyson de Mexico (TdM), related to TdM's third quarter financial statements.  The Company's review identified internal control deficiencies in most financial statement line items.  Although a number of adjustments were recorded, the net of all pretax adjustments was less than $500,000 and one adjustment resulting in a $16 million reduction in deferred tax expense was also recorded in TdM's fourth quarter financial statements.  The Company has initiated activities to remediate the internal control issues identified at TdM including, but not limited to, adding certain accounting personnel that have more experience in financial accounting and reporting than such personnel previously performing these functions; aligning the accounting function at TdM with the accounting function at the Company's corporate headquarters; developing and implementing comprehensive accounting and financial reporting processes; educating employees throughout TdM as to the importance of compliance with policies and procedures and the significance of a system of sound internal controls; and implementing additional monitoring controls at the Company's corporate headquarters with respect to TdM's financial reporting and accounting processes.

Management and the Audit Committee believe that neither the matters reflected in the reportable conditions nor the other deficiencies involving internal control, individually or in the aggregate, had a material effect on the financial statements of the Company.

ITEM 9B. OTHER INFORMATION

On December 10, 2004, the Company amended the employment agreements with John Tyson, Richard Bond, and Greg Lee to provide for the acceleration of vesting of the equity based compensation awards held by such executive officers upon the occurrence of a change of control of the Company.  If a change of control occurs, any stock option, restricted stock, or performance shares that have been previously granted to the executive officer will vest (to the extent not already vested) sixty days after the occurrence of the change of control or upon any earlier date after such change of control on which the executive officer is terminated other than for egregious circumstances.

A change of control has the meaning given to such term under the Tyson Foods, Inc. 2000 Stock Incentive Plan, and generally means the occurrence of one or more of the following events:

(1)        Any individual, entity or group acquires beneficial ownership of voting securities of the Company where such acquisition causes any such person to own twenty-five percent or more of the combined voting power of the then outstanding voting securities then entitled to vote generally in the election of directors, subject to certain exceptions for acquisitions of shares directly from the Company and acquisitions by employee benefit plans sponsored or maintained by the Company or by any corporation controlled by the Company.

(2)        A merger, consolidation, share exchange, combination, reorganization or like transaction involving the Company in which stockholders of the Company immediately prior to such transaction do not own at least fifty percent of the value or voting power of the issued and outstanding capital stock of the Company or its successor immediately after such transaction.

(3)        The sale or transfer (other than as security for the Company's obligations) of more than fifty percent of the assets of the Company in a transaction or series of related transactions occurring within a one year period in which the Company, any corporation controlled by the Company or the stockholders of the Company immediately prior to the transaction do not own at least fifty percent of the value or voting power of the issued and outstanding equity securities of the acquiror immediately after the transaction.

(4)        The sale or transfer of more than fifty percent of the value or voting power of the issued and outstanding capital stock of the Company by its stockholders in a transaction or series of related transactions occurring within a one year period in which the Company, any corporation controlled by the Company or the stockholders of the Company immediately prior to the transaction do not own at least fifty percent of the value or voting power of the issued and outstanding equity securities of the acquiror immediately after the transaction.

(5)        Within any twelve-month period the persons who were directors of the Company immediately before the beginning of such twelve-month period shall cease to constitute at least a majority of the board of directors of the Company.

(6)        The dissolution or liquidation of the Company.

However, for the purpose of the acceleration of vesting of equity based compensation awards, a change of control shall not include any event as a result of which one or more of the following persons or entities possess, immediately after such event, over fifty percent of the combined voting power of Company or any successor entity: (a) Don Tyson; (b) individuals related to Don Tyson by blood, marriage or adoption, or the estate of any such individual; or (c) any entity (including, but not limited to, a partnership, corporation, trust or limited liability company) in which one or more individuals or estates described in the preceding clauses (a) and (b) possess over fifty percent of the combined voting power or beneficial interests of such entity.

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

EQUITY COMPENSATION PLAN INFORMATION

See the information included under the caption "Equity Compensation Plan Information" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information included under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See the information included under the captions "Audit Fees," Audit-Related Fees," "Tax Fees" and "All Other Fees" in the Proxy Statement, which information is incorporated herein by reference.

Ernst & Young LLP (EY), the Company's independent public accountant, has recently informed the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board (PCAOB), the Company and the Company's Audit Committee that certain non-audit work performed by EY in China for a subsidiary of the Company, and for a number of other companies for which EY provides audit services, has raised questions regarding EY's independence.  From 2002 through June 2004, in the performance of certain tax calculation and return preparation services for clients in China, including the Company subsidiary, EY held employment tax related funds of a de minimis amount and made payment of such funds to the applicable tax authority in respect of ex-patriot and foreign employees of the clients.  EY also informed the Company and the Audit Committee that in the performance of its services for a foreign subsidiary, it assisted in the liquidation of the subsidiary, held and paid certain de minimis fees to the appropriate authorities in Barbados, and provided storage for corporate records.   Custody of the assets of an audit client is not permitted under the auditor independence rules of Regulation S-X of the SEC.

The Company's Audit Committee and EY have discussed the impact the providing of these services may have had on EY's independence with respect to the Company, and the Audit Committee has concluded there has been no impairment of EY's independence. In making this determination, the Audit Committee considered the de minimis amount of the funds involved, the services were administrative in nature and the associated fees over the period the services were provided (fiscal year 2001 through 2004) were less than $27,000. The services have been discontinued.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

        Consolidated Statements of Income
            for the three years ended October 2, 2004
        Consolidated Balance Sheets at
            October 2, 2004, and September 27, 2003
        Consolidated Statements of Shareholders' Equity
            for the three years ended October 2, 2004
        Consolidated Statements of Cash Flows
            for the three years ended October 2, 2004
        Notes to Consolidated Financial Statements
        Report of Independent Registered Public Accounting Firm
        Financial  Statement Schedule - Schedule II Valuation and Qualifying
           Accounts for the three years ended October 2, 2004

All other schedules are omitted because they are neither applicable nor required.
The exhibits filed with this report are listed in the Exhibit Index at the end of the Item 15.

EXHIBIT INDEX

Exhibit No.	Pages
2.1

Agreement and Plan of Merger dated as of January 1, 2001, among the Company, IBP, inc. and Lasso Acquisition Corporation (previously filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 001-14704, and incorporated herein by reference).

3.1

Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1998, Commission File No. 001-14704, and incorporated herein by reference).

3.2

Second Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 1, 2000, Commission File No. 001-14704, and incorporated herein by reference).

4.1

Form of Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee (the Company Indenture) relating to the issuance of Debt Securities (previously filed as Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-3, filed with the Commission on May 8, 1995, Registration No. 33-58177, and incorporated herein by reference).

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

4.9

Third Amendment Agreement dated as of May 2, 2001, to Amended and Restated Note Purchase Agreements, dated June 30, 1993, by and between the Company and John Hancock Mutual Life Insurance Company (previously filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.10

Form of 7.0% $200 million Note due May 1, 2018 issued under the Company Indenture (previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1998, Commission File No. 001-14704, and incorporated herein by reference).

4.11

Form of 7.0% $40 million Note due May 1, 2018 issued under the Company Indenture (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1998, Commission File No. 001-14704, and incorporated herein by reference).

4.12

Supplemental Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee, dated as of October 1, 2001, supplementing the Company Indenture and relating to the issuance of the Company's $500 million 6.625% Notes due 2004, together with form of 6.625% Note (previously filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.13

Supplemental Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee, dated as of October 2, 2001, supplementing the Company Indenture and relating to the issuance of the Company's $750 million 7.250% Notes due 2006, together with form of 7.250% Note (previously filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.14

Supplemental Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee, dated as of October 2, 2001, supplementing the Company Indenture and relating to the issuance of the Company's $1 billion 8.250% Notes due 2011, together with form of 8.250% Note (previously filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.15

Indenture, dated January 26, 1996, between IBP, inc. (IBP) and The Bank of New York (the IBP Indenture) (previously filed as Exhibit 4 to IBP's Registration Statement on Form S-3, filed with the Commission on November 20, 1995, Commission File No. 33-64459, and incorporated herein by reference).

4.16

Form of Senior Note issued under the IBP Indenture for the issuance of (a) $100 million 6.125% Senior Notes due February 1, 2006, (b) $100 million 7.125% Senior Notes due February 1, 2026 and (c) $300 million 7.95% Senior Notes due February 1, 2010 (previously filed as Exhibit 4.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.17

Form of $125 million 7.45% Senior Note due June 1, 2007 issued under the IBP Indenture (previously filed as Exhibit 4.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.18

First Supplemental Indenture, dated as of September 28, 2001, among the Company, Lasso Acquisition Corporation and The Bank of New York, pursuant to which the Company guaranteed the Notes issued under the IBP Indenture (previously filed as Exhibit 4.18 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

10.1

Amended and Restated 364-Day Credit Agreement, dated as of June 11, 2003, among the Company, as Borrower, the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank International", New York Branch and BNP Paribas, as Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003, Commission File No. 001-14704, and incorporated herein by reference).

10.2

Five-Year Credit Agreement, dated as of September 24, 2001, by and among the Company, as Borrower, The Chase Manhattan Bank, as Administrative Agent, Merrill Lynch Capital Corporation, as Syndication Agent, Suntrust Bank, as Documentation Agent, Mizuho Financial Group and Rabobank International, as Co-Documentation Agents and certain lenders parties thereto (previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

10.3

Amendment Agreement, dated as of April 3, 2002, to the Company's Five-Year Credit Agreement, dated as of September 24, 2001, by and among the Company, as Borrower, The Chase Manhattan Bank, as Administrative Agent, Merrill Lynch Capital Corporation, as Syndication Agent, Suntrust Bank, as Documentation Agent, Mizuho Financial Group and Rabobank International, as Co-Documentation Agents and certain lenders parties thereto (previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2000, Commission File No. 001-14704, and incorporated herein by reference).

10.4

Amendment, dated June 12, 2002, to Five Year Five-Year Credit Agreement dated as of September 24, 2001, among Tyson Foods, Inc., the several banks and other financial institutions and entities from time to time parties thereto, Merrill Lynch Capital Corporation, as Syndication Agent,  SunTrust Bank, as Documentation Agent, Mizuho Financial Group and Rabobank International, as Co-Documentation Agents, and JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2002, Commission File No. 001-14704, and incorporated herein by reference).

10.5

Amendment No. 3, dated as of August 15, 2003, to the Company's Amended and Restated Receivables Transfer Agreement dated as of August 16, 2002, as originally dated October 17, 2001, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission File No. 001-14704, and incorporated herein by reference).

10.6

Receivables Transfer Agreement, as amended and restated as of August 16, 2002, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JP Morgan Chase Bank, as Administrative Agent and certain other persons that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents (previously filed as Exhibit 10.6 to the Company's Annual report on Form 10-K for the period ended September 28, 2002, Commission File No. 001-14704, and incorporated herein by reference).

10.7

Receivables Purchase Agreement, executed in connection with the Receivables Transfer Agreement described in item 10.8 immediately above, among the Company and certain subsidiaries of the Company, as Sellers and Tyson Receivables Corporation, as Purchaser (previously filed as Exhibit 10.7 to the Company's Annual report on Form 10-K for the period ended September 28, 2002, Commission File No. 001-14704, and incorporated herein by reference).

10.8

Issuing and Paying Agency Agreement dated as of January 12, 2001, between the Company and The Chase Manhattan Bank (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 001-14704, and incorporated herein by reference).

10.9

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and Banc of America Securities LLC (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 001-14704, and incorporated herein by reference).

10.10

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and Credit Suisse First Boston Corporation (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 001-14704, and incorporated herein by reference).

10.11

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and Merrill Lynch Money Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 001-14704, and incorporated herein by reference).

10.12

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and SunTrust Equitable Securities Corporation (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 001-14704, and incorporated herein by reference).

10.13

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and J.P. Morgan Securities, Inc. (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 001-14704, and incorporated herein by reference).

10.14

Commercial Paper Dealer Agreement dated as of January 12, 2001, between the Company and Chase Securities Inc. (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 2000, Commission File No. 001-14704, and incorporated herein by reference).

10.15

Senior Advisor Agreement, dated October 1, 2001, by and between Robert L. Peterson and the Company (previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

10.16

Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between John Tyson and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission File No. 001-14704, and incorporated herein by reference).

10.17

Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between Richard L. Bond and the Company (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission File No. 001-14704, and incorporated herein by reference).

10.18

Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between Greg Lee and the Company (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission File No. 001-14704, and incorporated herein by reference).

10.19

Form of Employment Agreement used for all other Executive Officers of the Company, including named executive officers whose contracts are not specifically referenced above (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

10.20

Senior Executive Employment Agreement dated November 20, 1998 between the Company and Leland E. Tollett (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10K for the fiscal year ended October 3, 1998, Commission File No. 001-14704, and incorporated herein by reference).

10.21

Tyson Foods, Inc. Senior Executive Performance Bonus Plan adopted November 18, 1994 (previously filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.22

Tyson Foods, Inc. Restricted Stock Bonus Plan, effective August 21, 1989, as amended and restated on April 15, 1994; and Amendment to Restricted Stock Bonus Plan effective November 18, 1994 (previously filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.23

Tyson Foods, Inc. Amended and Restated Employee Stock Purchase Plan, dated as of December 13, 1999 (previously filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 001-14704, and incorporated herein by reference).

10.24

Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective October 1, 1997, and First Amendment to the Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective December 31, 1998 (previously filed as exhibit 10.15 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 001-14704, and incorporated herein by reference).

10.25

Tyson Foods, Inc. Non-statutory Stock Option Plan of 1982, as amended and restated on November 18, 1994, (previously filed as Exhibit 99 to the Company's Registration Statement of Form S-8 filed with the Commission on January 30, 1995, Commission File No. 33-54716, and incorporated herein by reference).

10.26

Tyson Foods, Inc. 2000 Stock Incentive Plan dated August 11, 2000 (previously filed as exhibit 10.19 to the Company's Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 001-14704, and incorporated herein by reference).

10.27	IBP 1987 Stock Option Plan (previously filed as Exhibit No. 28(a) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-19441 and incorporated herein by reference).
10.28

IBP Officer Long-Term Stock Plan (previously filed as Exhibit No. 10.5.3 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

10.29

IBP Directors Stock Option Plan (previously filed as Exhibit No. 10.5.4 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

10.30

1996 Officer Long-Term Stock Plan (previously filed as Exhibit No. 10.5.6 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).

10.31	IBP 1996 Stock Option Plan (previously filed as Exhibit 10.5.7 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).
10.32

Text of Retirement Income Plan of IBP, inc. (as amended and Restated Effective as of January 1, 1992), as amended (previously filed as Exhibit No. 10.28 to IBP's Annual Report on Form 10-K for the fiscal year ended December 26, 1992, File No. 1-6085 and incorporated herein by reference).

10.33

Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain of its executive officers (previously filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.34

Form of IBP's Indemnification Agreement with officers and directors (previously filed as Exhibit No. 10.8 to IBP's Registration Statement on Form S-1, dated August 19, 1987, File No. 1-6085 and incorporated hereby by reference).

10.35

Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Plan dated January 23, 2004 (previously filed as Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.36

Five-Year Credit Agreement, dated as of June 9, 2004, by and among the Company, as borrower, JPMorgan Chase Bank, as administrative agent, Merrill Lynch Bank USA, as syndication agent, and SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank International," New York Branch, and BNP Paribas, as documentation agents and certain other lenders party thereto (previously filed as Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.37

Amendment No.3 dated as of June 9, 2004 to Five-Year Credit Agreement dated as of September 24, 2001, as amended, by and among the Company, as borrower, JPMorgan Chase Bank, as administrative agent, Merrill Lynch Bank USA, as syndication agent, and SunTrust Bank, Mizuho Corporate Bank, Ltd. and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank International," New York Branch, as documentation agents and certain other lenders party thereto (previously filed as Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.38	Form of Employment Agreement (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K September 10, 2004, Commission File No. 001-14704, and incorporated herein by reference).
10.39

Employment Agreement (2004 Amendment) between the Company and Eugene D. Leman (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K October 15, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.40

Executive Employment Agreement between the Company and J. Alberto Gonzalez-Pita, dated November 15, 2004 (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K November 18, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.41

Officer Employment Agreement between the Company and Craig J. Hart, dated November 12, 2004 (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K November 18, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.42

Officer Employment Agreement between the Company and Dennis Leatherby, dated November 12, 2004 (previously filed as Exhibit No. 10.3 to the Company's Current Report on Form 8-K November 18, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.43	Senior Advisor Agreement, dated July 30, 2004, by and between Don Tyson and the Company.	85-88
10.44	Separation Agreement and General Release, dated July 30, 2004, by and between Steve Hankins and the Company	89-94
10.45

Amendment No. 4 and Waiver to the Company's Amended and Restated Receivables Transfer Agreement, dated August 13, 2004, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents.

		95-105
10.46	Amendment No. 1 to Receivables Purchase Agreement, dated August 13, 2004, among the Company and certain subsidiaries of the Company, as Sellers and Tyson Receivables Corporation, as Purchaser.	106-115
10.47	Form of Performance Stock Award pursuant to which performance unit awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan.	116-122
10.48	Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan.	123-129
10.49	Form of Stock Option Grant Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan.	130-135
10.50	Form of amendment to the employment agreements of the Chairman and Chief Executive Officer, President and Chief Operating Officer and the Chief Administrative Officer and President, International.	136-138
12.1	Calculation of Ratio of Earnings to Fixed Charges.	139
21	Subsidiaries of the Company.	140-144
23	Consent of Ernst & Young, LLP	145
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	146
31.2	Certification of Interim Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	147
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	148
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	149

SIGNATURES

        Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Dennis Leatherby Dennis Leatherby Senior Vice President, Finance and Treasurer and Interim Chief Financial Officer	December 14, 2004

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard L. Bond Richard L. Bond	President and Chief Operating Officer	December 14, 2004
/s/ Lloyd V. Hackley Lloyd V. Hackley	Director	December 14, 2004
/s/ Craig J. Hart Craig J. Hart	Senior Vice President, Controller and Chief Accounting Officer	December 14, 2004
/s/ David A. Jones David A. Jones	Director	December 14, 2004
/s/ Jim Kever Jim Kever	Director	December 14, 2004
/s/ Dennis Leatherby Dennis Leatherby	Senior Vice President, Finance and Treasurer and Interim Chief Financial Officer	December 14, 2004
/s/ Jo Ann R. Smith Jo Ann R. Smith	Director	December 14, 2004
/s/ Leland E. Tollett Leland E. Tollett	Director	December 14, 2004
/s/ Barbara A. Tyson Barbara A. Tyson	Director	December 14, 2004
/s/ Don Tyson Don Tyson	Director	December 14, 2004
/s/ John H. Tyson John H. Tyson	Chairman of the Board of Directors and Chief Executive Officer	December 14, 2004
/s/ Albert C. Zapanta Albert C. Zapanta	Director	December 14, 2004

       FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended October 2, 2004

in millions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Additions (Deductions)		Balance at End of Period

Allowance for Doubtful Accounts

2004	$16	$(8)	(1)	$-	$3	(2)	$11

2003	$26	$19	(3)	$-	$(29)	(3)	$16

2002	$27	$4		$-	$(5)		$26

(1) During fiscal 2004, the Company reduced a portion of the allowance for doubtful accounts as the respective accounts receivable balances were either collected or determined to be collectible.
(2) The Company received payments on accounts that had previously been written off.
(3) During fiscal 2003, the Company fully reserved certain receivables and then wrote off the full amount against Accounts Receivable.

Exhibit pages 85 through 149 are not included; however, copies of these pages may be obtained for a fee to cover administrative costs by request to the corporate office.