Form 10-Q
period 2005-02-09
TYSON FOODS INC
filed 2005-02-09
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005

        OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _________to________

001-14704
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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]  No [  ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 1, 2005.

Class	Outstanding Shares
Class A common stock, $0.10 Par Value	251,480,360
Class B common stock, $0.10 Par Value	101,622,048

TYSON FOODS, INC.
INDEX

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	January 1, 2005	December 27, 2003
Sales	$6,452	$6,505
Cost of Sales	6,089	6,111
	363	394
Selling, General and Administrative	231	208
Other Charges	3	25

Operating Income	129	161
Other (Income) Expense:
Interest	58	69
Other	(5)	3
	53	72

Income Before Income Taxes	76	89
Provision for Income Taxes	28	32
Net Income	$48	$57

Weighted Average Shares Outstanding:
Class A Basic	242	243
Class B Basic	102	102
Diluted	356	356

Earnings Per Share:
Class A Basic	$0.14	$0.17
Class B Basic	$0.13	$0.15
Diluted	$0.14	$0.16

Cash Dividends Per Share:
Class A	$0.040	$0.040
Class B	$0.036	$0.036

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share data)

	(Unaudited)
	January 1, 2005	October 2, 2004
Assets
Current Assets:
Cash and cash equivalents	$41	$33
Accounts receivable, net	1,168	1,240
Inventories	2,021	2,063
Other current assets	131	196
Total Current Assets	3,361	3,532
Net Property, Plant and Equipment	3,957	3,964
Goodwill	2,558	2,558
Intangible Assets	147	149
Other Assets	321	261
Total Assets	$10,344	$10,464

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$364	$338
Trade accounts payable	1,006	945
Other current liabilities	1,070	1,010
Total Current Liabilities	2,440	2,293
Long-Term Debt	2,706	3,024
Deferred Income Taxes	691	695
Other Liabilities	165	160
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: issued 268 million shares at January 1, 2005, and October 2, 2004	27	27
Class B-authorized 900 million shares: issued 102 million shares at January 1, 2005, and October 2, 2004	10	10
Capital in excess of par value	1,848	1,849
Retained earnings	2,763	2,728
Accumulated other comprehensive income (loss)	14	(12)
	4,662	4,602
Less treasury stock, at cost- 16 million shares at January 1, 2005, and 17 million shares at October 2, 2004	252	264
Less unamortized deferred compensation	68	46
Total Shareholders' Equity	4,342	4,292
Total Liabilities and Shareholders' Equity	$10,344	$10,464

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	January 1, 2005	December 27, 2003

Cash Flows From Operating Activities:
Net income	$48	$57
Depreciation and amortization	126	119
Plant closing-related charges	3	22
Deferred income taxes and other	(54)	(65)
Net changes in working capital	299	128
Cash Provided by Operating Activities	422	261

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(110)	(124)
Proceeds from sale of assets	1	3
Proceeds from sale of investment	8	-
Purchases of marketable securities	(273)	-
Proceeds from marketable securities	278	-
Net change in other assets and liabilities	5	2
Cash Used for Investing Activities	(91)	(119)

Cash Flows From Financing Activities:
Net change in debt	(292)	(114)
Purchase of treasury shares	(16)	(9)
Dividends	(14)	(14)
Stock options exercised and other	(1)	7
Cash Used for Financing Activities	(323)	(130)
Effect of Exchange Rate Change on Cash	-	3

Increase in Cash and Cash Equivalents	8	15
Cash and Cash Equivalents at Beginning of Period	33	25
Cash and Cash Equivalents at End of Period	$41	$40

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the Company), and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Although the management of the Company believes that the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 2, 2004.  The preparation of consolidated condensed financial statements requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management believes the accompanying consolidated condensed financial statements contain all adjustments, including normal recurring accruals, adjustments related to plant closings as disclosed in Note 2 and bovine spongiform encephalopathy (BSE) related charges as disclosed in Note 3, necessary to present fairly the financial position as of January 1, 2005, and the results of operations and cash flows for the three months ended January 1, 2005, and December 27, 2003.  The results of operations and cash flows for the three months ended January 1, 2005, and December 27, 2003, are not necessarily indicative of the results to be expected for the full year.

STOCK OPTIONS

On December 29, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148).  SFAS 148, which amended Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation," does not require use of the fair value method of accounting for stock-based employee compensation.  The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock compensation plans.  Accordingly, no compensation expense was recognized for its stock option issuances as stock options are issued with an exercise price equal to the closing price at the date of grant.  The Company does issue restricted stock and records the fair value of such awards as deferred compensation amortized over the vesting period.  Had compensation expense for the employee stock compensation plans been determined based on the fair value method of accounting for the Company's stock compensation plans, the tax-effected impact would be as follows (in millions, except per share data):

	Three Months Ended
	January 1, 2005	December 27, 2003
Net income as reported	$48	$57
Stock-based employee compensation expense included in net income, net of tax	6	4
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(7)	(5)
Pro forma net income	$47	$56

Earnings per share
As reported
Class A Basic	$0.14	$0.17
Class B Basic	0.13	0.15
Diluted	0.14	0.16
Pro forma
Class A Basic	0.14	0.17
Class B Basic	0.12	0.15
Diluted	0.13	0.16

INVESTMENTS

The Company has investments in marketable debt securities.  As of January 1, 2005, $94 million were classified in other assets in the Consolidated Condensed Balance Sheets, with maturities ranging from two to 35 years.  As of October 2, 2004, $63 million were due in one year or less and were classified in other current assets in the Consolidated Condensed Balance Sheets and $36 million were due in two years and were classified in other assets in the Consolidated Condensed Balance Sheets.  The Company has applied Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and has determined that all of its marketable debt securities are to be classified as available-for-sale investments. These investments are reported at fair value as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value judged to be other than temporary are recorded in other income, net.  Interest and dividends on securities classified as available-for-sale are recorded in interest income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).  SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows."  The revision requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant.  SFAS 123R permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method.  Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of

Statement 123R that remain unvested on the effective date.  The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard.  The Company will apply the modified prospective method upon adoption.  SFAS 123R is effective for all interim periods beginning after June 15, 2005.  The Company estimates that compensation expense related to employee stock options for the fourth quarter of fiscal 2005 will be approximately $3 million.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  The Company believes this reclass will not have a material impact on its Consolidated Statements of Cash Flows.

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

In October 2004, the President signed into law the American Jobs Creation Act (the Act).  The Act allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities.  The Company's domestic, or U.S., production activities will qualify for the deduction.  Based on the effective date of the Act, the Company will be eligible for this deduction in the first quarter of fiscal 2006.  Additionally, on December 21, 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP 109-1).  FSP 109-1, which was effective upon issuance, states the deduction under this provision of the Act should be accounted for as a special deduction in accordance with SFAS 109.  The Company has not yet quantified the benefit that will be realized from this provision of the Act.

The Act also allows for an 85% dividends received deduction on the repatriation of certain earnings of foreign subsidiaries.  On December 21, 2004, the FASB issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2).  FSP 109-2, which was effective upon issuance, allows companies time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  Additionally FSP 109-2 provides guidance regarding the required disclosures surrounding a company's reinvestment or repatriation of foreign earnings.  The Company continues to evaluate this provision of the Act to determine the amount of foreign earnings to repatriate and expects to complete its evaluation by the end of the third quarter of fiscal 2005.  Currently the Company does not expect the potential repatriation to have a material impact on its effective tax rate.

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

Three Months Ended
December 27, 2003
Earnings per share as previously reported
Basic	$0.17
Diluted	0.16

Earnings per share, restated in accordance with EITF Issue No. 03-6
Class A Basic	0.17
Class B Basic	0.15
Diluted	0.16

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

NOTE 2:   OTHER CHARGES

In December 2004, the Company announced its decision to close its Portland, Maine, facility. The Portland operation employed approximately 285 people and produced sliced meats and cooked roast beef. The plant ceased operations February 4, 2005, and the production from this facility has been transferred to other locations.  As a result of the decision, the Company recorded total costs of $3 million that included $2 million of estimated impairment charges for assets to be disposed and $1 million of employee termination benefits. This amount is reflected in the Prepared Foods segment as a reduction of operating income and included in the Consolidated Condensed Statements of Income in other charges. The Company is accounting for the closing of the Portland operation in accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146) and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).  The Company expects to record $2 million of additional costs in the second quarter of fiscal 2005 related to this plant closing.

In April 2003, the Company announced its decision to close its Berlin, Maryland, poultry operation.  The Berlin poultry operation employed approximately 650 people and included a hatchery, a feed mill, live production and a processing facility.  The facility ceased processing chickens November 12, 2003.  As a result of this decision, the Company recorded total costs of $29 million ($4 million in the first quarter of fiscal 2004 and $25 million in fiscal 2003) that included $14 million related to closing the plant and $15 million of estimated impairment charges for assets to be disposed.  These amounts are reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Statements of

Income in other charges. The costs related to closing the plant include $9 million for estimated liabilities for the resolution of the Company's obligations under 209 grower contracts, and $5 million of other related costs associated with the closing of the operation, including plant clean-up costs and employee termination benefits.  The Company accounted for the closing of the Berlin operation in accordance with SFAS No. 146 and SFAS No. 144.  At October 2, 2004, $9 million of obligations under grower contracts and $3 million of other closing costs had been paid.  Additionally, a $2 million decrease to the original accrual was recorded in the fourth quarter of fiscal 2004.  No adjustments were made to the accrual in the first quarter of fiscal 2005, and none are anticipated.

In December 2003, the Company announced its decision to close its Manchester, New Hampshire, and Augusta, Maine, Prepared Foods operations to further improve long-term manufacturing efficiencies.  The production from these facilities has been transferred to other locations.  The Manchester operation employed approximately 550 people and primarily produced sandwich meat for foodservice customers.  The Augusta facility employed approximately 170 people and produced hot dogs, sausages, boneless hams and deli turkey products.  These locations ceased operations during the second quarter of fiscal 2004.  As a result of this decision, the Company recorded total costs of $24 million ($21 million in the first quarter of fiscal 2004 and $3 million in the second quarter of fiscal 2004) that included $4 million of costs related to closing the plants and $20 million of estimated impairment charges for assets to be disposed.  These amounts were reflected in the Prepared Foods segment as a reduction of operating income and included in the Consolidated Condensed Statements of Income in other charges in fiscal 2004.  The costs related to closing the plants included $2 million of employee termination benefits and $2 million of other plant closing related costs.  The Company accounted for the closing of the Manchester and Augusta operations in accordance with SFAS No. 146 and SFAS No. 144.  The Company has fully paid its employee termination benefits of $2 million and other plant closing related costs of $2 million.

In the fourth quarter of fiscal 2002, the Company recorded $26 million of costs related to the restructuring of its live swine operations that consisted of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring, including lagoon and pit closure costs and employee termination benefits.  In the fourth quarter of 2004, the Company recorded an additional reserve of $6 million related to lagoon and pit closures costs.  The Company is accounting for the restructuring of its live swine operations in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity" and SFAS No. 144.  At January 1, 2005, the remaining accrual balance was $15 million, as $6 million of obligations under grower contracts and $11 million of other related costs had been paid.    No material adjustments to the total accrual are anticipated at this time.

NOTE 3:   BSE-RELATED CHARGES

On December 23, 2003, the U.S. Department of Agriculture announced that a single case of BSE had been diagnosed in a Washington State dairy cow.  The effect on the Company's Beef segment caused by that announcement, along with the decision of various countries to restrict imports of U.S. beef products, resulted in the Company recording BSE-related pretax charges of approximately $61 million in the first quarter fiscal 2004.  These charges were included in cost of sales and primarily related to the decline in value of finished product inventory destined for international markets, whether in-transit, located at the shipping ports or located within domestic storage, as well as live cattle inventory and open futures positions.  No additional material charges have been made subsequent to the initial BSE-related charges recorded in first quarter of fiscal 2004.

NOTE 4:   FINANCIAL INSTRUMENTS

The Company purchases certain commodities in the course of normal operations such as corn, soybeans, livestock and natural gas.  As part of the Company's commodity risk management activities, the Company uses derivative financial instruments, primarily futures and swaps, to reduce its exposure to various market risks related to these purchases.  Generally, contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended.  If a derivative instrument is a hedge, as defined by SFAS No. 133, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument's change in fair value will be immediately recognized in earnings as a component of cost of sales.

The Company had derivative related balances of $73 million and $87 million recorded in other current assets at January 1, 2005, and October 2, 2004, respectively, and $82 million and $83 million in other current liabilities at January 1, 2005, and October 2, 2004, respectively.

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

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges when the chickens that consumed the hedged grain are sold).  The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change.  Ineffectiveness recorded related to the Company's cash flow hedges was not significant during the three months ended January 1, 2005, and December 27, 2003.

Derivative products related to grain procurement, such as futures and option contracts that meet the criteria for SFAS No. 133 hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement.  The Company applies SFAS No. 133 hedge accounting to derivative products related to grain procurement that are hedging physical grain contracts that have previously been purchased.  The Company does not purchase derivative products related to grain procurement in excess of its physical grain consumption requirements.  The Company's grain procurement hedging activities are for the grain commodity purchase price only and do not hedge other components of grain cost such as basis differential and freight costs.  The Company expects that the after tax losses, net of gains, totaling approximately $7 million recorded in other comprehensive income (loss) at January 1, 2005, related to cash flow hedges, will be recognized within the next 12 months. The Company generally does not hedge cash flows related to commodities beyond 12 months.  Of this amount, the portion resulting from the Company's open mark-to-market SFAS No. 133 hedge positions was not significant as of January 1, 2005.

Fair value hedges: The Company designates certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter and natural gas for the operation of its plants.  From time to time, the Company also enters into foreign currency forward contracts to hedge changes in fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies; however, the Company has not entered into any such contracts during the three months ended January 1, 2005, and December 27, 2003.  Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings.  Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item.  Ineffectiveness recorded related to the Company's fair value hedges was not significant during the three months ended January 1, 2005, and December 27, 2003.

Undesignated positions:  The Company holds positions as part of its risk management activities, primarily certain grain, livestock and natural gas futures for which it does not apply SFAS No. 133 hedge accounting, but instead marks these positions to fair value through earnings at each reporting date.  Changes in market value of derivatives used in the Company's risk management activities surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales.  Changes in market value of derivatives used in the Company's risk management activities surrounding forward sales contracts are recorded in sales. The Company generally does not enter into undesignated positions beyond 12 months.

Based on the Company's evaluation of the grain markets, the Company has at times entered into a portion of its derivative products related to grain procurement prior to purchasing the physical grain contracts. The Company has not applied SFAS No. 133 hedge accounting treatment for these derivative positions.  In connection with these risk management activities, the Company recognized pretax net gains of approximately $2 million and $7 million in cost of sales for the three months ended January 1, 2005, and December 27, 2003, respectively.

Additionally, the Company enters into certain forward sales of boxed beef and pork at fixed prices and has positions in livestock futures to mitigate the market risk associated with these fixed price forward sales. The fixed price sales contract locks in the proceeds from a sale in the future, although, the cost of the livestock and the related boxed beef and pork market prices at the time of the sale will vary from this fixed price, creating market risk. Therefore, as fixed forward sales are entered into, the Company also enters into the appropriate number of livestock futures positions.  The Company believes this is an effective economic hedge; however, the correlation does not qualify for SFAS No. 133 hedge accounting. Consequently, changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date even though the economic impact of the Company's fixed sales price being above or below the market price is only realized at the time of sale. In connection with these livestock futures, the Company recorded during the quarter ended January 1, 2005, a net loss of $14 million which included an unrealized pretax gain on open mark-to-market futures positions of approximately $2 million as of January 1, 2005, compared to a net loss of $24 million recorded during the same period of the prior year which included an unrealized pretax loss on open mark-to-market futures positions of approximately $8 million as of December 27, 2003.

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

	January 1, 2005	October 2, 2004
Processed products	$1,161	$1,197
Livestock	549	545
Supplies and other	311	321
Total inventory	$2,021	$2,063

NOTE 6:   PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	January 1, 2005	October 2, 2004
Land	$111	$111
Buildings and leasehold improvements	2,314	2,307
Machinery and equipment	4,010	3,981
Land improvements and other	193	194
Buildings and equipment under construction	254	218
	6,882	6,811
Less accumulated depreciation	2,925	2,847
Net property, plant and equipment	$3,957	$3,964

NOTE 7:   OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	January 1, 2005	October 2, 2004
Accrued salaries, wages and benefits	$264	$270
Self insurance reserves	257	248
Income taxes payable	174	149
Other	375	343
Total other current liabilities	$1,070	$1,010

NOTE 8:   LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	January 1, 2005	October 2, 2004

Commercial paper (2.60% effective rate at 1/1/05 and 2.05% effective rate at 10/2/04)	2009	$26	$86
Revolving Credit Facilities	2006, 2009	-	-
Senior notes and Notes (rates ranging from 6.13% to 8.25%)	2005-2028	2,816	2,816
Accounts Receivable Securitization	2005, 2007	75	300
Institutional notes (10.84% effective rate at 1/1/05 and 10/2/04)	2005-2006	20	20
Leveraged equipment loans (rates ranging from 4.67% to 5.99%)	2005-2008	80	85
Other	Various	53	55
Total debt		3,070	3,362
Less current debt		364	338
Total long-term debt		$2,706	$3,024

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company was in compliance with these covenants at January 1, 2005.

The Company has unsecured revolving credit facilities totaling $1.0 billion that support the Company's commercial paper program, letters of credit and other short-term funding needs.  These facilities consist of $250 million that expire in September 2006 and $750 million that expire in June 2009.  At January 1, 2005, the Company had outstanding letters of credit totaling approximately $225 million issued primarily in support of workers' compensation insurance programs, derivative activities and leveraged equipment loans.  There were no draw downs under these letters of credit at January 1, 2005.  At January 1, 2005, and October 2, 2004, there were no amounts drawn under the revolving credit facilities; however, the outstanding letters of credit reduce the amount available under the revolving credit facilities.

The Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consists of $375 million expiring in August 2005 and $375 million expiring in August 2007.  The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers.  Under this agreement, substantially all of the Company's accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company.  TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC's equity holder.  At January 1, 2005, there was $37.5 million outstanding under the receivables purchase agreement expiring in August 2005 and $37.5 million outstanding under the receivables purchase agreement expiring in August 2007.  At October 2, 2004, there was $150 million outstanding under the receivables purchase agreement expiring in August 2005 and $150 million outstanding under the receivables purchase agreement expiring in August 2007.

The Company guarantees debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets.  Terms of the underlying debt range from 10 to 11 years and the maximum potential amount of future payments as of January 1, 2005, was $57 million.  The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years.  The maximum potential amount of the residual value guarantees is approximately $110 million, of which, approximately $28 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets.  The likelihood of payments under these guarantees is not considered to be probable.  At January 1, 2005, and October 2, 2004, no liabilities for guarantees were recorded.

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

Condensed Consolidating Statement of Income (unaudited) for the three months ended January 1, 2005

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$2,168	$4,289	$(5)	$6,452
Cost of Sales	1,913	4,181	(5)	6,089
	255	108	-	363
Selling, General and Administrative	140	91		231
Other Charges	-	3		3
Operating Income	115	14		129
Interest and Other Expense	50	3		53
Income Before Income Taxes	65	11		76
Provision for Income Taxes	24	4		28
Net Income	$41	$7	$-	$48

Condensed Consolidating Statement of Income (unaudited) for the three months ended December 27, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$2,124	$4,385	$(4)	$6,505
Cost of Sales	1,848	4,267	(4)	6,111
	276	118	-	394
Selling, General and Administrative	134	74		208
Other Charges	4	21		25
Operating Income	138	23		161
Interest and Other Expense	58	14		72
Income Before Income Taxes	80	9		89
Provision for Income Taxes	28	4		32
Net Income	$52	$5	$-	$57

Condensed Consolidating Balance Sheet (unaudited) as of January 1, 2005

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$20	$21	$-	$41
Accounts receivable, net	541	933	(306)	1,168
Inventories	1,089	932		2,021
Other current assets	96	35		131
Total Current Assets	1,746	1,921	(306)	3,361
Net Property, Plant and Equipment	2,246	1,711		3,957
Goodwill	957	1,601		2,558
Intangible Assets	-	147		147
Other Assets	3,129	98	(2,906)	321
Total Assets	$8,078	$5,478	$(3,212)	$10,344

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$363	$1	$-	$364
Trade accounts payable	370	636		1,006
Other current liabilities	1,052	2,016	(1,998)	1,070
Total Current Liabilities	1,785	2,653	(1,998)	2,440
Long-Term Debt	2,207	499		2,706
Deferred Income Taxes	465	226		691
Other Liabilities	28	137		165
Shareholders' Equity	3,593	1,963	(1,214)	4,342
Total Liabilities and Shareholders' Equity	$8,078	$5,478	$(3,212)	$10,344

Condensed Consolidating Balance Sheet as of October 2, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$19	$14	$-	$33
Accounts receivable, net	579	875	(214)	1,240
Inventories	1,258	805		2,063
Other current assets	149	47		196
Total Current Assets	2,005	1,741	(214)	3,532
Net Property, Plant and Equipment	2,237	1,727		3,964
Goodwill	957	1,601		2,558
Intangible Assets	-	149		149
Other Assets	3,074	93	(2,906)	261
Total Assets	$8,273	$5,311	$(3,120)	$10,464

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$337	$1	$-	$338
Trade accounts payable	456	489		945
Other current liabilities	917	1,999	(1,906)	1,010
Total Current Liabilities	1,710	2,489	(1,906)	2,293
Long-Term Debt	2,525	499		3,024
Deferred Income Taxes	469	226		695
Other Liabilities	16	144		160
Shareholders' Equity	3,553	1,953	(1,214)	4,292
Total Liabilities and Shareholders' Equity	$8,273	$5,311	$(3,120)	$10,464

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended January 1, 2005

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$41	$7	$-	$48
Depreciation and amortization	77	49		126
Plant-closing related charges	-	3		3
Deferred income taxes and other	(13)	(41)		(54)
Net changes in working capital	189	110		299
Cash Provided by Operating Activities	294	128		422
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(81)	(29)		(110)
Proceeds from sale of assets	1	-		1
Proceeds from sale of investment	-	8		8
Purchases of marketable securities	(273)	-		(273)
Proceeds from marketable securities	278	-		278
Net change in other assets and liabilities	11	(6)		5
Cash Used for Investing Activities	(64)	(27)		(91)
Cash Flows From Financing Activities:
Net change in debt	(291)	(1)		(292)
Purchase of treasury shares	(16)	-		(16)
Dividends	(14)	-		(14)
Stock options exercised and other	(1)	-		(1)
Net change in intercompany balances	92	(92)		-
Cash Used for Financing Activities	(230)	(93)		(323)
Effect of Exchange Rate Change on Cash	1	(1)		-
Increase in Cash and Cash Equivalents	1	7		8
Cash and Cash Equivalents at Beginning of Period	19	14		33
Cash and Cash Equivalents at End of Period	$20	$21	$-	$41

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended December 27, 2003

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$52	$5	$-	$57
Depreciation and amortization	71	48		119
Plant closing-related charges	22	-		22
Deferred income taxes and other	(41)	(24)		(65)
Net changes in working capital	238	(110)		128
Cash Provided by (Used for) Operating Activities	342	(81)		261
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(106)	(18)		(124)
Proceeds from sale of assets	3	-		3
Net change in other assets and liabilities	(2)	4		2
Cash Used for Investing Activities	(105)	(14)		(119)
Cash Flows From Financing Activities:
Net change in debt	(113)	(1)		(114)
Purchase of treasury shares	(9)	-		(9)
Dividends	(14)	-		(14)
Stock options exercised and other	7	-		7
Net change in intercompany balances	(105)	105		-
Cash Provided by (Used for) Financing Activities	(234)	104		(130)
Effect of Exchange Rate Change on Cash	2	1		3
Increase in Cash and Cash Equivalents	5	10		15
Cash and Cash Equivalents at Beginning of Period	15	10		25
Cash and Cash Equivalents at End of Period	$20	$20	$-	$40

NOTE 9:   CONTINGENCIES

Listed below are certain claims made against the Company and its subsidiaries.  In the Company's opinion, it has made appropriate and adequate reserves, accruals and disclosures where necessary and the Company believes the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals and reserves are not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations of the Company.  The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

Wage and Hour/ Labor Matters:   In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues.  As part of this investigation, the DOL inspected 14 of the Company's processing facilities.  On May 9, 2002, a civil complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama, Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc.  The complaint alleges that the Company violated the overtime provisions of the federal Fair Labor Standards Act (FLSA) at the Company's chicken-processing facility in Blountsville, Alabama.  The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor has indicated in discovery that the case seeks to require the Company to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods.  The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, an additional amount in unspecified liquidated damages, and an injunction against future violations at that facility and all other chicken processing facilities operated by the Company.  Discovery is in process.  No trial date has been set.  The matter has been stayed pending the outcome of the petitions for certiorari presently before the U.S. Supreme Court in two other similar matters involving the donning and doffing of certain personal protective clothing and equipment, Alvarez, et al. v. IBP (Alvarez, see below) and Tum, et al. v. Barber Foods, Inc. (Tum).

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the FLSA.  The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs.  To date, approximately 5,100 consents have been filed with the District Court. Plaintiff's motion for conditional collective treatment and court-supervised notice to additional putative class members was denied on February 27, 2004.  The plaintiffs refiled their motion for conditional collective treatment and court-supervised notice to additional putative class members on April 2, 2004, and the District Court has not ruled on this motion.  Discovery is in process.  No trial date has been set.  The matter has been stayed pending the outcome of the petitions for certiorari presently before the U.S. Supreme Court in Alvarez and Tum.

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

Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. There are approximately 560 additional current or former employees who have filed consents to join the lawsuit. The District Court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities.  On July 17, 2002, the District Court granted the plaintiffs' motion to certify the state law claims.  On September 23, 2002, the Third Circuit Court of Appeals agreed to hear the Company's petition to review the District Court's decision to certify the state law claims.  On September 8, 2003, the Court of Appeals reversed the District Court's certification of a class under the Pennsylvania Wage Payment & Collection Law, ruling that those claims could not be pursued in federal court.  The Court of Appeals further ruled that the Company must reissue notice of their potential FLSA claims to approximately 2,170 employees who did not previously receive notice.  The Court of Appeals remanded the matter to the District Court to proceed accordingly on September 30, 2003, and notice was reissued. Further proceedings in the District Court are pending, and no trial date has been set.  The Company has requested the District Court to stay the proceedings in this matter pending the outcome of the petitions for certiorari presently before the U.S. Supreme Court in Alvarez  and Tum.

In 1998, a lawsuit entitled Alvarez, et al. v. IBP (Alvarez) was filed in the U.S. District Court for the Eastern District of Washington against IBP (n/k/a Tyson Fresh Meats, Inc. or TFM) by employees of its Pasco, Washington beef slaughter and processing facility.  Plaintiffs brought this action on behalf of themselves and TFM's Pasco employees alleging violations of the Fair Labor Standards Act, 29 U.S.C. Sections 201-219; the Washington Minimum Wage Act, Revised Code of Washington ("RCW") Chapter 49.46; the Industrial Welfare Act, RCW Chapter 49.12; the Wages-Reductions-Contributions Rebates Act, RCW Chapter 49.52; and related regulations.  Eight hundred fifteen plaintiffs sought additional compensation principally for the time required to (1) don and doff protective clothing at the beginning and the end of the workday and at meal periods; (2) walk between lockers or other locations where protective clothing was stored or distributed and their workstations; and (3) wash protective clothing and other equipment items at the end of the work shift.  Trial was held from September 27, 2000, until October 27, 2000.  On September 14, 2001, the District Court entered its Findings of Fact and Conclusions of Law, which resulted in a $3.1 million judgment against TFM, comprised of back wages, exemplary damages, and liquidated damages, with as yet no specified amount for prejudgment interest.  On December 14, 2001, the District Court awarded an additional $2 million for attorney fees and costs. TFM filed a timely Notice of Appeal and Plaintiffs filed a timely notice of Cross-Appeal.  On August 5, 2003, the Ninth Circuit Court of Appeals affirmed the District Court's decision in part and reversed in part, and remanded the case to the District Court for recalculation of damages.  If the ruling of the Court of Appeals is upheld in its entirety, TFM will have additional exposure in Alvarez of approximately $5 million.  TFM filed a petition for rehearing by the panel of the Court of Appeals or, in the alternative, a rehearing en banc, which was denied on December 2, 2003.  It also filed a petition to certify state law claims to the Washington Supreme Court which was denied on September 23, 2003.  On December 5, 2003, TFM filed a Petition to Stay the Mandate stating it would file a Petition for Certiorari with the U.S. Supreme Court seeking the Court's review of the Ninth Circuit's adverse opinion.  A Stay of the Mandate was ordered by the Ninth Circuit on December 10, 2003.  A Petition for Certiorari was filed with the U.S. Supreme Court on February 26, 2004.  Briefing on the Petition was completed by the parties, and, on May 3, 2004, the Court invited the U.S. Solicitor General to express its views on the pending Petition.  On October 25, 2004, the Solicitor filed its response, acknowledging the issues warranted further review but advising that a First Circuit case (Tum) would be better suited for the Court's consideration of the issues.  The U.S. Supreme Court has not yet determined to accept or deny either the Alvarez or Tum petitions.

On November 5, 2001, a follow-on lawsuit to Alvarez, entitled Maria Chavez, et al. v. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. (Chavez) was filed in the U.S. District Court for the Eastern District of Washington by employees of TFM's Pasco, Washington beef slaughter, processing and hides facilities, again alleging violations of the FLSA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The Chavez lawsuit similarly alleges TFM and/or the Company required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing and equipment, both prior to and after their shifts, as well as during meal periods.   Plaintiffs further allege the holdings in Alvarez support a claim of collateral estoppel and/or res judicata as to many of the issues raised in this litigation.  Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but the District Court granted Plaintiff's motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23 and notice was sent to potential state law claim class members.  The state-law class contains approximately 3,900 class members, including approximately 1,200 on the federal claim.  The trial was held from September 7, 2004, through October 4, 2004. The District Court issued its proposed findings of fact and conclusions of law on December 8, 2004.  The District Court has now informed the parties they have until February 21, 2005, to provide the District Court with objections to the proposed findings of fact and conclusions of law and a trial brief on damages, and until March 7, 2005, to file reply briefs.  The District Court intends to hear oral arguments on March 29, 2005, before issuing its final order.  The damages phase of the trial will then commence before a judgment is entered.

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee.  Ten current and former hourly employees of TFM's case-ready facility in Goodlettsville, Tennessee, filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming that the defendants have violated the overtime provisions of the FLSA.  The suit alleges that defendants failed to pay employees for all hours worked from the plant's commencement of operations in April 2001.  In particular, the suit alleges that employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period.  The suit also alleges that the Company deducts 30 minutes per day from employees' paychecks regardless of whether employees obtain a full 30-minute period for their meal.  Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs.  On January 15, 2003, the Company filed an answer to the complaint denying any liability. On January 14, 2003, the named plaintiffs filed a motion for expedited court-supervised notice to prospective class members.   The motion sought to conditionally certify a class of similarly situated employees at all of TFM's non-union facilities that have not been the subject of FLSA litigation.  Plaintiffs then withdrew a request for conditional certification of similarly situated employees at all of TFM's non-union facilities and rather sought to include all non-exempt employees that have worked at the Goodlettsville facility since its opening.  On June 9, 2003, the Company filed a Motion for Summary Judgment seeking the applicability of the injunction entered by the U.S. District Court for the District of Kansas and affirmed by the U.S. Court of Appeals for the Tenth Circuit (Metzler v. IBP, inc. 127 F. 3rd 959, 10th Cir. 1997), which the Company contends has a preclusive effect as to plaintiffs' claims based on pre- and post-shift activities.  The plaintiffs conducted discovery limited to that issue and responded to said Motion on June 18, 2004.  The Company filed its reply on July 2, 2004.  On October 12, 2004, the District Court denied the Company's motion for summary judgment.  On November 17, 2003, the District Court conditionally certified a collective action composed of similarly situated current and former employees at the Goodlettsville facility based upon clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001.  Class Notices to approximately 4,500 prospective class members were mailed on January 21, 2004.   Approximately 525 current and former employees have opted into the class.  The District Court stayed discovery on November 8, 2004, pending the U.S. Supreme Court's decision on petitions for certiorari in Alvarez and Tum.

Securities Matters:  Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP, inc. (IBP) stock from March 29, 2001, when the Company announced its intention to terminate its merger agreement with IBP, through June 15, 2001, when a Delaware state court rendered its Post-Trial Opinion ordering the merger to proceed.  Plaintiffs in the various actions alleged that the defendants violated federal securities laws by making, causing or allowing to be made, certain allegedly false and misleading statements in a March 29, 2001, press release issued in connection with the Company's attempted termination of the merger agreement.  The plaintiffs alleged that, as a result of the defendants' alleged conduct, purported class members were harmed by an alleged artificial deflation in the price of IBP's stock during the proposed class period. The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation and, on December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint.  On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint.  By memorandum order dated October 23, 2002, the District Court granted in part and denied in part the defendants' motion to dismiss.  On October 6, 2003, the District Court certified a class consisting of those who purchased IBP securities on or before March 29, 2001, and subsequently sold such securities from March 30 through June 15, 2001, inclusive, and sustained damages as a result of such transaction.    Following the conclusion of discovery in the case, plaintiffs and defendants each filed motions for summary judgment.  On June 17, 2004, the District Court rendered an opinion in favor of defendants and against plaintiffs on all of plaintiffs' claims, and entered an order to that effect.  On June 28, 2004, defendants filed a motion requesting the District Court to modify its order to include judgment in defendants' favor against the class and on July 30, 2004, the District Court entered such an order.  On August 6, 2004, plaintiffs filed a Notice of Appeal.  Plaintiffs filed their brief on the appeal on December 8, 2004, and defendants filed their response on January 24, 2005.  Plaintiffs have until February 10, 2005, to file a reply brief.  No date for oral arguments on the appeal has been set.

General Matters:  In July 1996, certain cattle producers filed Henry Lee Pickett, et al. v. IBP, inc. in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleged that TFM used its market power and alleged "captive supply" agreements to reduce the prices paid by TFM on purchases of cattle in the cash market in alleged violation of the Packers and Stockyards Act (PSA).  Plaintiffs sought injunctive and declaratory relief, as well as actual and punitive damages.  Plaintiffs submitted an amended expert report on November 19, 2003, showing alleged damages on all cash market purchases by TFM of approximately $2.1 billion.  Trial of this matter began on January 12, 2004, and concluded on February 10, 2004.  On February 17, 2004, a jury returned a verdict against TFM on liability and gave an "advisory" verdict on damages that estimated the impact on the cash market (i.e., a group larger than the class) to be $1.28 billion.  On February 25, 2004, TFM filed a renewed motion requesting the District Court to enter a judgment as a matter of law (JMOL) for TFM.  On March 1, 2004, the plaintiffs filed motions asking the District Court to enter the $1.28 billion advisory verdict as an award of damages to the plaintiffs and requesting prejudgment interest.  On March 22, 2004, the District Court denied the plaintiff's motions for entry of a damages award.  On April 23, 2004, the District Court granted TFM's JMOL motion, and held (i) TFM had legitimate business reasons for using "captive supplies," (ii) there was "no evidence before the Court to suggest that [TFM's] conduct is illegal," and (iii) "plaintiffs failed to present evidence at trial to sustain their burden with respect to liability and damages."  The plaintiffs have appealed the District Court's entry of judgment in favor of TFM to the 11th Circuit Court of Appeals.  Oral arguments were heard by the Court of Appeals on December 17, 2004 and the Company is presently awaiting their decision.

On September 12, 2002, 82 individual plaintiffs filed Michael Archer, et al. v. Tyson Foods, Inc. and The Pork Group, Inc., CIV 2002-497, in the Circuit Court of Pope County, Arkansas.  On August 18, 2002, the Company announced a restructuring of its live swine operations which, among other things, resulted in the discontinuance of relationships with approximately 130 contract hog producers, including the plaintiffs.  In their complaint, the plaintiffs allege that the Company committed fraud and should be promissorily estopped from terminating the parties' relationship.  The plaintiffs seek an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  Trial was originally scheduled to begin March 25, 2005; however, the Circuit Court has now rescheduled the trial to begin on August 1, 2005.

NOTE 10:   DEFERRED COMPENSATION

In July 2003, the Compensation Committee authorized the Company to award performance-based shares of the Company's Class A common stock to certain senior executive officers on the first business day of each of the Company's 2004, 2005 and 2006 fiscal years having an initial maximum aggregate value of $4.4 million on the date of each award.  In September 2004, the Compensation Committee authorized the expansion of the fiscal 2005 awards to include additional senior officers, which increases the initial maximum aggregate value for the 2005 grants by $2.1 million.  The vesting of the performance-based shares for the 2004 and 2005 awards is over three years, and the vesting of the 2006 award is over two and one-half years (the Vesting Period), each award being subject to the attainment of Company goals determined by the Compensation Committee prior to the date of the award.  The Company reviews progress toward attainment of Company goals each quarter during the Vesting Period and determines if it is appropriate to record any adjustment to the deferred compensation liability for the anticipated vesting of the shares.  The attainment of Company goals can be finally determined only at the end of the Vesting Period.  If the shares vest, the ultimate expense to the Company recognized over the Vesting Period will be equal to the Class A common stock price on the date the shares vest times the number of shares awarded.

NOTE 11:   PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for the pension and other postretirement benefit plans that were recognized in the Consolidated Condensed Statements of Income were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Service cost	$2	$-	$-	$-
Interest cost	1	1	1	1
Expected return on plan assets	(1)	(1)	-	-
Net periodic benefit cost	$2	$-	$1	$1

During the first quarter of fiscal 2005, no contributions were made to the Company's pension plans.  However, the Company continues to anticipate contributions of approximately $9 million to the pension plans for fiscal year 2005.  The Company has contributed $3 million to its other postretirement benefit plans during the first quarter of fiscal 2005 and additional contributions of approximately $7 million are expected throughout the remainder of fiscal 2005.

NOTE 12:   INCOME TAXES

The effective tax rate for the first three months of fiscal 2005 increased to 36.6% as compared to 35.5% for the comparable period of fiscal 2004.  The estimated Extraterritorial Income Exclusion (ETI) amount reduced the effective rate by 1.5% for three months of fiscal 2005, as compared to 3.3% for the comparable periods of fiscal 2004.  The decrease in the 2005 estimated ETI benefit was due to a reduction in estimated fiscal 2005 export sales primarily due to the effects of BSE and avian influenza.  During fiscal 2004, the law that allowed certain general business credits available to the Company expired.  In the first quarter of fiscal 2005, the law was extended retroactively, therefore the benefit of the credits from 2004 were recognized in this quarter, thus reducing the first quarter effective tax rate.

The American Jobs Creation Act of 2004 (the Act) contains a provision which allows for an 85% dividends received deduction with respect to certain dividends received from foreign subsidiaries.  The U.S. Treasury recently issued guidance that appears to clarify some of the provisions of the Act.  Additional guidance is expected which includes a Technical Corrections Bill from the U.S. Congress and further guidance from the U.S. Treasury and the internal revenue service.  Subject to such guidance, the Company might repatriate up to $350 million in extraordinary dividends under the provisions of the Act.  The range of income tax effect of such extraordinary dividends cannot be reasonably estimated until the further guidance mentioned above is received.  However, at this time, the Company does not expect the potential extraordinary dividend to have a material impact on its effective tax rate.

NOTE 13:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	January 1, 2005	December 27, 2003
Numerator:
Net income	$48	$57
Less Dividends:
Class A ($.040/share)	10	10
Class B ($.036/share)	4	4
Undistributed earnings	$34	$43

Class A undistributed earnings	25	31
Class B undistributed earnings	9	12
Total undistributed earnings	$34	$43
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	242	243
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	102	102
Effect of dilutive securities:
Stock options and restricted stock	12	11
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversions	356	356

Class A Basic earnings per share	$0.14	$0.17
Class B Basic earnings per share	$0.13	$0.15
Diluted earnings per share	$0.14	$0.16

Approximately two million and four million of the Company's option shares outstanding at January 1, 2005, and December 27, 2003, respectively, were antidilutive and were not included in the above dilutive earnings per share calculations.

NOTE 14:   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended
	January 1, 2005	December 27, 2003
Net income	$48	$57
Other comprehensive income, net of tax:
Currency translation adjustment	10	9
Derivative gain	-	1
Derivative loss reclassified to income statement	16	4
Total comprehensive income	$74	$71

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended
	January 1, 2005	December 27, 2003
Income tax expense:
Derivative gain	$-	$(1)
Derivative loss reclassified to income statement	(10)	(3)
Total income tax expense	$(10)	$(4)

The Company has deemed the majority of the U.S. dollar denominated intercompany balance between its Canadian subsidiary, Lakeside Farm Industries, Ltd. and its parent, Tyson Fresh Meats, Inc., as being long-term in nature.  As a result, the effect of any foreign currency exchange related to that balance is reflected in the currency translation line item of other comprehensive income.

NOTE 15:   SUPPLEMENTAL CASH FLOW INFORMATION

The following non-cash transaction was excluded from the Consolidated Condensed Statements of Cash Flows for the first quarter fiscal 2004. The $91 million change in goodwill in the first quarter of fiscal 2004 from the September 27, 2003, balance and a corresponding change in other current liabilities was due to an adjustment of pre-acquisition tax liabilities assumed as part of the TFM acquisition.  The Company received formal approval during the first quarter of fiscal 2004 from The Joint Committee on Taxation of the U.S. Congress for issues relating to certain pre-acquisition years.  As a result of this approval, the accrual of $91 million of pre-acquisition tax liability was no longer needed.

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

Prepared Foods segment includes the Company's operations that manufacture and market frozen and refrigerated food products.  Products include pepperoni, beef and pork toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes and processed meats.  The Prepared Foods segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.

 Other segment includes the logistics group and other corporate activities not identified with specific protein groups.

Information on segments and a reconciliation to income before taxes on income are as follows, (in millions):

	Three Months Ended
	January 1, 2005		December 27, 2003
Sales:
Chicken	$2,066		$1,900
Beef	2,795		3,135
Pork	845		736
Prepared Foods	733		721
Other	13		13
Total Sales	$6,452		$6,505

Operating income:
Chicken	104		116	(e)
Beef	(16)	(a)	(29)	(f)
Pork	15	(b)	49
Prepared Foods	12	(c)	6	(g)
Other	14		19
Total Operating income	129		161

Interest and Other expense	53	(d)	72

Income before income taxes	$76		$89

      a.  Includes $10 million of pretax gains related to vitamin antitrust litigation.
b.  Includes $2 million of pretax gains related to vitamin antitrust litigation.
c.  Includes $3 million of pretax charges primarily related to the closing of the Portland, Maine, facility.
d.  Includes $8 million of pretax gains related to the sale of the Company's remaining interest in Specialty Brands, Inc.
e.  Includes $4 million of pretax charges related to the closing of the Berlin, Maryland, poultry operation.
f.  Includes $61 million of pretax BSE-related charges.
g.  Includes $21 million of pretax charges related to the closing of the Manchester, New Hampshire, and Augusta, Maine, facilities.

The Beef segment had sales of $19 million and $25 million in the first quarter of fiscal years 2005 and 2004, respectively, from transactions with other operating segments of the Company.  The Pork segment had sales of $145 million and $94 million in the first quarter of fiscal years 2005 and 2004, respectively, from transactions with other operating segments of the Company.  The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

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

Earnings for the first quarter of fiscal 2005 were $48 million, or $0.14 per diluted share, compared to $57 million, or $0.16 per diluted share, for the first quarter of fiscal 2004.  The Company continued to generate strong cash flow which enabled it to pay down debt by $292 million reducing its debt-to-capital ratio from 44% to 41%.  Operations for the first quarter of fiscal 2005 benefited from higher average sales prices, increased volumes and product mix improvements in the Company's Chicken segment.  Earnings for the first quarter of fiscal 2005 were negatively impacted by the Beef segment's operating loss primarily due to lower domestic cattle supplies and restrictions on imports of Canadian cattle resulting in higher live cattle costs and lower plant utilization levels.  Additionally, limited access to beef export markets has increased domestic finished product supplies, resulting in lower average sales prices.  Operating income was also negatively impacted by losses in the Chicken segment from the Company's commodity risk management activities related to grain purchases associated with current period fixed price sales contracts, higher energy costs and higher live prices in the Pork segment.  Pretax earnings for the first quarter of fiscal 2005 include $12 million received in connection with vitamin antitrust litigation, a gain of $8 million from the sale of the Company's remaining interest in Specialty Brands, Inc. and $3 million of costs related to a prepared foods plant closing.  Pretax earnings for the first quarter of fiscal 2004 include $61 million of BSE-related charges and $25 million of costs related to prepared foods and poultry plant closings.

Outlook

It remains difficult to predict future product demand due to the uncertainty in global market conditions.  However, the Company does anticipate improved operating results in the second half of the fiscal year.  During the remainder of fiscal 2005, the Company expects increased demand in the Chicken segment domestically, as well as internationally.  The Chicken segment results are also expected to be positively impacted by lower grain costs in fiscal 2005 as compared to fiscal 2004.  The Company believes the Beef segment will continue to face difficult operating conditions for the remainder of fiscal 2005.  It appears trade with Japan will not resume for at least several months; however, the Canadian border is currently scheduled to open March 7, 2005.  If the Canadian border opens as scheduled and the supply of cattle increases as expected, the Company expects Beef operating results to improve.  The Company anticipates fiscal 2005 margins in the Pork segment to be in a more normalized historic range and volumes to be similar to the prior year. Additionally, the Company expects the Prepared Foods margins to increase in the second half of the fiscal year.

First Quarter of Fiscal 2005 vs. First Quarter of Fiscal 2004

Sales decreased $53 million and 0.8% compared to the same period last year, with a 0.7% decrease in average sales price and a 0.1% decrease in volume.  The decrease in sales is primarily due to decreased sales in the Beef segment, which can be attributed to decreased export activity due to BSE restrictions, as well as lower average sales prices domestically due to increased beef finished product supplies and other competing proteins.  The decrease is partially offset by increased Chicken and Pork segment sales, which were primarily due to higher average sales prices.

Cost of sales decreased $22 million.  As a percent of sales, cost of sales increased from 93.9% to 94.4%.  This increase was due primarily to higher live costs in the Pork segment and in the Chicken segment, losses resulting from the Company's commodity risk management activities related to grain purchases associated with current period fixed price sales contracts, and higher energy costs.  Included in prior year cost of sales was $61 million of BSE-related charges.

Selling, general and administrative expenses increased $23 million or 11.1%.  As a percentage of sales, selling, general and administrative expenses increased from 3.2% to 3.6%.  The increase was primarily due to an increase of approximately $16 million in corporate advertising expenses, which was the result of the Company's "Powered by Tyson" campaign. In addition there were increases in personnel related costs and information system service costs.

Other charges include plant closing costs of $3 million and $25 million recorded in the first quarters of fiscal 2005 and 2004, respectively.  Fiscal 2005 plant closing costs related to the closing of the Company's Portland, Maine, facility.  The prior year costs were related to the closings of the Company's Manchester, New Hampshire, and Augusta, Maine, facilities.

Interest expense decreased $11 million or 15.9%, primarily resulting from a 9.3% decrease in the Company's average indebtedness, as well as a decrease in the overall weighted average borrowing rate from 7.5% to 7.0%.

Other income and expense improved by $8 million.  The improvement is primarily due to the $8 million gain on the sale of the Company's remaining interest in Specialty Brands, Inc.

The effective tax rate for the first quarter of fiscal 2005 increased to 36.6% compared to 35.5% in the first quarter of fiscal 2004. The Extraterritorial Income Exclusion (ETI) reduced the first quarter effective rate by 1.5% compared to 3.3% in the same period last year. The decrease in the first quarter 2005 estimated ETI benefit resulted from a reduction in estimated fiscal 2005 export sales, primarily due to the effects of import restrictions by various countries caused by BSE and the avian influenza outbreaks in the United States. During fiscal 2004, the law that allowed certain general business credits available to the Company expired.  During the first quarter of fiscal 2005, the law was extended retroactively, therefore the benefit of the credits from 2004 were recognized in this quarter, reducing the first quarter effective tax rate.

The American Jobs Creation Act of 2004 (the Act) contains a provision which allows for an 85% dividends received deduction with respect to certain dividends received from foreign subsidiaries.  The U.S. Treasury recently issued guidance that appears to clarify some of the provisions of the Act.  Additional guidance is expected which includes a Technical Corrections Bill from the U.S. Congress and further guidance from the U.S. Treasury and the internal revenue service.  Subject to such guidance, the Company might repatriate up to $350 million in extraordinary dividends under the provisions of the Act.  The range of income tax effect of such extraordinary dividends cannot be reasonably estimated until the further guidance mentioned above is received.  However, at this time, the Company does not expect the potential extraordinary dividend to have a material impact on its effective tax rate.

Segment Results

Information on segments is as follows (in millions):

	Three Months Ended
	Sales January 1, 2005	Sales December 27, 2003	Sales Change	Volume Change	Average Sales Price Change
Chicken	$2,066	$1,900	$166	2.3%	6.2%
Beef	2,795	3,135	(340)	1.0%	(11.7)%
Pork	845	736	109	(5.5)%	21.4%
Prepared Foods	733	721	12	(5.5)%	7.6%
Other	13	13	-	n/a	n/a
Total	$6,452	$6,505	$(53)	(0.1)%	(0.7)%

	Three Months Ended
	Operating Income (Loss) January 1, 2005	Operating Income (Loss) December 27, 2003	Operating Income (Loss) Change	Operating Margin January 1, 2005	Operating Margin December 27, 2003
Chicken	$104	$116	$(12)	5.0%	6.1%
Beef	(16)	(29)	13	(0.6)%	(0.9)%
Pork	15	49	(34)	1.8%	6.7%
Prepared Foods	12	6	6	1.6%	0.8%
Other	14	19	(5)	n/a	n/a
Total	$129	$161	$(32)	2.0%	2.5%

Chicken segment sales increased by 8.7% compared to the same period last year.  Sales increases were primarily due to higher average selling prices, increased sales volumes and product mix improvements.  Operating income was negatively impacted by losses of approximately $23 million from the Company's commodity risk management activities related to grain purchases, compared to commodity risk management gains of approximately $13 million in the first quarter of fiscal 2004.  However, these losses were partially offset by approximately $11 million in decreased grain costs as compared to the same period last year.

Beef segment sales decreased by 10.8% compared to the same period last year.  The sales decrease from the same period last year primarily results from restrictions due to BSE that were in effect for the entire first quarter in fiscal 2005, while the same restrictions were only in effect for the latter part of the first quarter in fiscal 2004.  Restrictions caused by BSE led to lower international sales volumes and lower average sales prices due to the mix of products allowed for export.  Domestic sales were negatively impacted by other competing proteins and increased domestic beef finished product supplies, which caused lower average sales prices, partially offset by an increase in sales volume.  Excluding $10 million received in connection with vitamin antitrust litigation in the first quarter of fiscal 2005 and BSE-related charges of $61 million recorded in the first quarter of fiscal 2004, operating income decreased $58 million. The decrease in operating income was primarily due to lower domestic cattle supplies and restrictions on imports of Canadian cattle resulting in higher live cattle costs and lower plant utilization levels.  Additionally, limited access to beef export markets has increased domestic finished product supplies, resulting in lower average sales prices.  Sales and operating income for the quarter were negatively impacted by approximately $14 million, as compared to $24 million for the same quarter last year, from net losses related to open mark-to-market futures positions from the Company's commodity risk management activities related to its fixed forward boxed beef sales.

Pork segment sales increased by 14.8% compared to the same period last year.  The increase in sales can be attributed to continued strong demand for pork products both domestically and internationally which resulted in a 21.4% increase in average sales prices, partially offset by a 5.5% decrease in volumes.  Operating income was negatively impacted by higher live prices, which more than offset the increase in average sales prices.  First quarter fiscal 2005 included $2 million received in connection with vitamin antitrust litigation.

Prepared Foods segment sales increased by 1.7% compared to the same period last year.  Sales were positively impacted by higher average sales prices, partially offset by lower volumes. Excluding plant closing related accruals recorded in fiscal 2005 of $3 million and fiscal 2004 of $21 million, operating income decreased $12 million.  The decrease in operating income was primarily due to increased raw material prices, which more than offset the increase in higher average sales prices.

FINANCIAL CONDITION

For the three months ended January 1, 2005, net cash totaling $422 million was provided by operating activities.  The increase in cash provided by operating activities from the same period last year is primarily due to a net change in the working capital effect of $171 million.  The change in working capital is primarily due to changes in accounts receivable, accounts payable and interest payable balances caused by the timing of cash receipts and disbursements, as well as the decrease in the inventory balance.  The Company used cash from operations to pay down debt by $292 million, to fund $110 million of property, plant and equipment additions, to pay dividends of $14 million and to repurchase $16 million of the Company's Class A common stock in the open market.  The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.  Capital spending for fiscal 2005 is expected to be in the range of $600-$650 million, which reflects additional spending for a third fully dedicated case-ready plant, new facilities at its Corporate Center that will house expanded product development kitchens and a new pilot production plant, provide space for the consumer insights group and make provisions for team member development activities and a variety of other projects that will increase automation and support value-added product growth.  The Company continues to evaluate potential international and domestic growth opportunities.

Working capital was $921 million at January 1, 2005, and $1.2 billion at October 2, 2004, a decrease of $318 million.  The current ratio at January 1, 2005, and October 2, 2004, was 1.4 to 1 and 1.5 to 1, respectively.  At January 1, 2005, total debt was 41.4% of total capitalization compared to 43.9% at October 2, 2004.

Total debt at January 1, 2005, was $3.1 billion, a decrease of $292 million from October 2, 2004.  The Company has unsecured revolving credit facilities totaling $1.0 billion that support the Company's commercial paper program. These $1.0 billion in facilities consist of $250 million that expire in September 2006 and $750 million that expire in June 2009. Additionally, the Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consists of $375 million expiring August 2005 and $375 million expiring in August 2007.  At January 1, 2005, there was $37.5 million outstanding under the receivables purchase agreement expiring in August 2005 and $37.5 million under the agreement expiring in August 2007.  At October 2, 2004, there was $150 million outstanding under the receivables purchase agreement expiring in August 2005 and $150 million under the receivables purchase agreement expiring in August 2007. Outstanding debt at January 1, 2005, consisted of $2.8 billion of debt securities, $26 million of commercial paper and other indebtedness of

$228 million.  The Company plans to pay off the notes maturing in fiscal 2005 of $218 million with amounts available under the Company's short-term borrowings, as well as excess cash.

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company was in compliance with these covenants at January 1, 2005.

The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows provided by operating activities.  Additionally, at January 1, 2005, the Company had borrowing capacity of $1.4 billion, consisting of $749 million available under its $1.0 billion unsecured revolving credit agreements and $675 million under its accounts receivable securitization.

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated condensed financial statements requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The following is a summary of certain accounting estimates considered critical by the Company.

Financial instruments   The Company is a purchaser of certain commodities, such as corn, soybeans, livestock and natural gas in the course of normal operations.  The Company uses derivative financial instruments to reduce its exposure to various market risks.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended.  If a derivative instrument is a hedge, as defined by SFAS No. 133, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of an instrument's change in fair value will be immediately recognized in earnings as a component of cost of sales.  Instruments the Company holds as part of its risk management activities that do not meet the criteria for hedge accounting, as defined by SFAS No. 133, as amended, are marked to fair value with unrealized gains or losses reported currently in earnings.  The Company generally does not hedge anticipated transactions beyond 12 months.

Contingent liabilities  The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, livestock procurement, securities, environmental, product, taxing authorities and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.  A determination of the amount of reserves and disclosures required, if any, for these contingencies are made after considerable analysis of each individual issue.  These reserves may change in the future due to changes in the Company's assumptions, the effectiveness of strategies or other factors beyond the Company's control.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

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

Commodities Risk The Company is a purchaser of certain commodities, such as corn, soybeans, livestock and natural gas in the course of normal operations.  The Company uses commodity futures to reduce the effect of changing prices and as a mechanism to procure the underlying commodity.  However, as the commodities underlying the Company's derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in the Company's results of operations.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting.  The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of January 1, 2005, and October 2, 2004, respectively, on fair value of open positions.  The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices.  The market risk exposure analysis includes hedge and non-hedge positions.  The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated.  The following sensitivity analysis reflects an inverse impact on earnings for changes in the fair value of open positions for livestock and natural gas and a direct impact on earnings for changes in the fair value of open positions for grain.

Effect of 10% change in fair value		in millions
	(unaudited)	(unaudited)
	January 1,	October 2,
	2005	2004
Livestock:
Cattle	$6	$12
Hogs	18	18

Grain	17	5
Natural Gas	10	13

Refer to the Company's market risk disclosures set forth in the 2004 Annual Report filed on Form 10-K, for a detailed discussion of quantitative and qualitative disclosures about interest rate, foreign currency and concentrations of credit risks.  The Company's risk disclosures regarding interest rates, foreign currency and concentration of credit have not changed significantly from the 2004 Annual Report.

Item 4.   Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Interim Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Act)).  Based on that evaluation, management, including the CEO and CFO, has concluded that, as of January 1, 2005, subject to the matters described below, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.  In addition, other than the matters described below, in the first fiscal quarter ending January 1, 2005, there has been no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company has previously reported the following matters which could have been considered significant deficiencies; however, management and the Audit Committee did not believe any of these items (individually, or in the aggregate) constituted a material weakness of the Company's internal controls:

-      Access to the Company's financial system by certain team members was not adequately restricted throughout fiscal 2004;

-      Controls to ensure that changes to certain applications were properly authorized, tested and approved did not effectively operate throughout fiscal 2004;

-      In the fourth quarter of fiscal 2004, the Company implemented additional control procedures that included a complete physical inventory of all fixed assets at the  Company's plant locations.  Through these procedures the Company identified a write-off of certain of its fixed assets, and as a result management believes the controls to identify displaced, idle or retired long-lived assets and record appropriate adjustments to write-off such assets were not functioning effectively throughout  fiscal 2004; and

-      In the fourth quarter of fiscal 2004, as part of a detailed review of the Company's subsidiary in Mexico (TdM), the Company identified internal control deficiencies and recorded a number of adjustments to TdM's financial statements.  As a result, management believes oversight and monitoring processes related to the financial statements of TdM did not function effectively throughout fiscal 2004.

During the quarter ended January 1, 2005, management has taken a number of steps to remediate the identified issues including the following:

Access to the Company's financial system was restricted for those team members whose access was inappropriate at the end of the prior fiscal quarter, and additional controls are in the process of being implemented to ensure that access is granted only to authorized team members.

Processes and enabling technology are being implemented to ensure that changes to certain applications are properly authorized, tested and approved.

The fixed asset inventory process will be repeated annually to ensure that all displaced, idle or retired fixed assets have been identified and recorded timely as such in the Company's financial statements.

The Company has initiated activities to remediate the internal control issues identified at TdM including, but not limited to, adding certain accounting personnel that have more experience in financial accounting and reporting than such personnel previously performing these functions; aligning the accounting function at TdM with the accounting function at the Company's corporate headquarters; developing and implementing comprehensive accounting and financial reporting processes; educating employees throughout TdM as to the importance of compliance with policies and procedures and the significance of a system of sound internal controls; upgrading financial systems; and implementing additional monitoring controls at the Company's corporate headquarters with respect to TdM's financial reporting and accounting processes.

The Company will continue to evaluate the remediation efforts addressing the deficiencies that were identified and will take actions necessary to correct the deficiencies identified.  In addition, as part of the assessment of our internal controls that will need to be completed during our 2005 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, management intends to continue to review, evaluate, and strengthen our controls and processes.  As a result, internal controls over financial reporting will continue to be refined and improved on an on-going basis.

Management and the Audit Committee do not believe that the deficiencies, individually or in the aggregate, had a material effect on the financial statements of the Company.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Refer to the discussion of certain legal proceedings pending against the Company under Part I., Item 1, Notes to Consolidated Condensed Financial Statements, Note 9: Contingencies, which discussion is incorporated herein by reference.  Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

On October 23, 2001, a putative class action lawsuit, R. Lynn Thompson and Deborah S. Thompson, et al. vs. Tyson Foods, Inc., was filed in the District Court for Mayes County, Oklahoma, on behalf of all owners of Grand Lake O' the Cherokee's littoral (lakefront) property. The suit alleges that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake.  Plaintiffs are seeking injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  Simmons Foods, Inc. (Simmons) and Peterson Farms, Inc. (Peterson) have been joined as defendants.  The Company and Simmons are seeking leave to file a third party complaint against entities that contribute wastes and wastewater into Grand Lake. The class certification hearing was held in October 2003.  On December 11, 2003, the District Court entered an order which granted class certification. On January 12, 2004, the Company, Simmons and Peterson filed a Petition in Error (the Petition) in the Oklahoma Supreme Court which challenges and seeks appellate level review of the District Court's certification order.   The Oklahoma Supreme Court has not yet scheduled proceedings on the Petition.

In January 1997, the State of Illinois Attorney General filed People vs. IBP, inc. in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division alleging that IBP's (now TFM's) operations at its Joslin, Illinois, facility are violating the "odor nuisance" statutory provisions enacted in the State of Illinois. TFM has completed improvements at its Joslin facility to reduce odors from this operation, but denies the Illinois Attorney General's contention that its operations at any time amounted to a "nuisance." The Illinois Attorney General has alleged a damage claim ranging from approximately $1,800,000 to $2,700,000.  In May 2003, the State of Illinois attempted to add the Company as a defendant in the suit, which the Circuit Court subsequently denied.  In September 2003, the State of Illinois served the Company with a complaint that had been filed in the Circuit Court for the 14th Judicial Circuit, Rock Island County, Illinois Chancery Division alleging substantially the same causes of action against the Company as had been alleged in the action against TFM. On May 27, 2004, TFM and the State of Illinois Attorney General entered into a Preliminary Injunction Order to investigate and address the alleged "nuisance" issues. Damage claims will be addressed after completion of the Preliminary Injunction Order. At the same time, the State of Illinois Attorney General filed an Agreed Order of Dismissal regarding the September 2003 suit against the Company.

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

In March 2004, the Company was advised that the SEC had commenced a formal, non-public investigation concerning the Company's disclosures of executive perquisites.  In August 2004, the Company announced that it had received notice that the staff of the SEC intended to recommend that the SEC bring a civil enforcement action against the Company and that it was considering seeking a monetary penalty.  The notice alleged that the Company's proxy statements for fiscal years 1997 through 2003 had failed to comply with SEC regulations with respect to the disclosure and description of perquisites totaling approximately $1.7 million provided to Don Tyson, former Senior Chairman of the Company, and that the Company had failed to maintain an adequate system of internal controls regarding the personal use of Company assets and the disclosure of perquisites and personal benefits.  The SEC staff also advised the Company it was considering recommending that the SEC bring administrative cease-and-desist actions against two Company non-executive employees for allegedly causing these failures.  In addition, Don Tyson received notice the staff intended to recommend that the SEC bring a similar civil enforcement action against him.  The Company was subsequently advised that the SEC staff had withdrawn its proposed recommendations with respect to the two employees, and that it intended to recommend that the SEC seek monetary penalties against the Company and Don Tyson.  In December 2004, following discussions with the staff regarding resolution of this matter, the Company proposed that the Company, without admitting or denying wrongdoing, would pay a civil penalty of $1.5 million and consent to the entry of an administrative cease and desist order, and that Don Tyson proposed that he, also without admitting or denying wrongdoing, would pay a civil penalty of $200,000 and consent to the entry of an administrative cease and desist order.  These settlement proposals are subject to mutual agreement on the language of the order.  The SEC staff has agreed to recommend both of these offers of settlement to the SEC.  The proposed settlements and the proposed order are subject to final approval by the SEC.

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

In July 2002, certain cattle producers filed Herman Schumacher, et al. vs. Tyson Fresh Meats, Inc., et al. in the U.S. District Court for the District of South Dakota, seeking certification of a class of cattle producers and naming as defendants TFM and three other beef packers.  Plaintiffs claim that in 2001, during the first six weeks that the U.S. Department of Agriculture (USDA) began its mandatory price reporting program, defendants knowingly used the inaccurate boxed beef cutout prices (cutout prices are determined by the USDA through a formula that averages the prices of the various box beef cuts reported by all packers) calculated and published by USDA to negotiate the purchase of fed cattle from plaintiffs at prices substantially lower than would have been economically justified had plaintiffs known the accurate higher cutout prices.  Plaintiffs contend that defendants' conduct constituted an unfair or deceptive practice in violation of the Packers and Stockyards Act (PSA), 7 U.S.C. §192.  Plaintiffs also seek damages under state law unjust enrichment principles.  The USDA has stated that during the period in question the beef packers correctly reported beef sales information to the USDA and TFM believes it acted appropriately in its dealings with cattle producers.  Plaintiffs submitted an affidavit from their expert on April 1, 2004, which maintained class damages were in the "tens of millions" of dollars.  On June 4, 2004, the District Court certified a class to pursue the PSA claims, consisting of "all persons or business associations that owned any interest in cattle that were intended for slaughter and who sold or permitted the sale of such cattle (excluding culled dairy and beef cows and bulls) to defendants on the open spot cash cattle market, or on a basis affected by that market, between April 2, 2001, to and including May 11, 2001."  Other classes were certified in connection with the state law unjust enrichment claims.  On June 22, 2004, defendants sought leave from the Eighth Circuit Court of Appeals to appeal the class certification ruling.  This request was denied on July 7, 2004.  Discovery is currently proceeding, and no trial date has been set for this matter.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding purchases by the Company of its Class A common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 3 to October 30, 2004	774,962	$15.88	650,000	22,474,439
October 31 to December 4, 2004	112,996	16.02	-	22,474,439
December 5 to January 1, 2005	89,829	17.01	-	22,474,439
Total	977,787 (2)	$16.00	650,000	22,474,439

(1)        On February 7, 2003, the Company announced that the board of directors of the Company had approved a plan to repurchase up to 25,000,000 shares of Class A common stock from time to time in open market or privately negotiated transactions.  The plan has no fixed or scheduled termination date.

(2)        The Company purchased 327,787 shares during the period that were not made pursuant to the Company's previously announced stock repurchase plan, but were purchased to fund certain Company obligations under its equity compensation plans.  These purchases were made in open market transactions.

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.   Other Information

The Company's Board of Directors (Board) adopted a Director Compensation Policy on February 3, 2005, which provides, effective immediately, that directors who have been determined by the Board to qualify as independent directors in accordance with New York Stock Exchange governance rules receive (i) an annual retainer of $70,000 (to be paid in quarterly installments); (ii) a grant of a deferred stock award for shares of Class A common stock having a value of $80,000 on the date of election or re-election as a director at the Annual Meeting, which award does not become payable until 180 days after termination of their service as a director; and (iii) the option to defer any portion of their retainer (which would be credited with interest semi-annually) or to take the Company's Class A common stock in lieu of the cash retainer. The number of shares received would vary according to the market value of the stock on the date payment of the retainer is due.   Additionally, the Chairperson of the Audit Committee receives an additional $10,000 annual retainer to be paid in quarterly installments and the Chairpersons of the Governance Committee and the Compensation Committee each receive an additional $5,000 annual retainer to be paid in quarterly installments.  Directors who are also employees or consultants of the Company will not receive any retainer or fee for their service as a director; however, the Company has amended the Senior Executive Employment Agreement with Leland Tollett to provide that his compensation thereunder increases from $125,000 to $310,000 per year for the remaining term thereof (until December 31, 2008) so long as Mr. Tollett continues serving on the Company's Board of Directors.

Effective February 4, 2005, the Company entered into an amendment to its employment contract with Richard L. Bond, who is a director and the President and Chief Operating Officer of the Company.   Prior to the amendment, the employment contract provided that the Company would pay Mr. Bond (or his estate or legal representative, as applicable) $2,000,000 (plus accrued interest at the rate of 6.75% per annum from September 28, 2001 until the date of payment) upon Mr. Bond's retirement from active employment with the Company.   In the amendment to the employment contract, the parties agreed that the Company would make the foregoing payment to Mr. Bond (or his estate or legal representative, if applicable) on February 10, 2005, instead of the date of his retirement.  The amendment made no other changes or modifications to the terms and provisions of the employment agreement.

Item 6.    Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description	Page
10.1	Second Amendment to Amended and Restated Employment Agreement dated February 4, 2005, by and between Tyson Foods, Inc. and Richard L. Bond.	46
10.2	Amendment to Senior Executive Employment Agreement dated February 4, 2005, by and between Tyson Foods, Inc. and Leland E. Tollett.	48
12.1	Calculation of Ratio of Earnings to Fixed Charges	50
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.	51
31.2	Certification of Interim Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.	52
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	53
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	54

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 9, 2005	/s/ Dennis Leatherby
Dennis Leatherby
Senior Vice President, Finance and
Treasurer and Interim Chief Financial Officer

Date: February 9, 2005	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer