Form 10-Q
period 2005-05-10
TYSON FOODS INC
filed 2005-05-10
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]  No [  ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 2, 2005.

Class	Outstanding Shares
Class A common stock, $0.10 Par Value	251,976,195
Class B common stock, $0.10 Par Value	101,622,048

TYSON FOODS, INC.
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Sales	$6,359	$6,153	$12,811	$12,658
Cost of Sales	5,937	5,668	12,026	11,779
	422	485	785	879
Selling, General and Administrative	237	208	468	416
Other Charges	2	14	5	39

Operating Income	183	263	312	424
Other Expense:
Interest	58	72	116	141
Other	5	3	-	6
	63	75	116	147

Income before Income Taxes	120	188	196	277
Provision for Income Taxes	44	69	72	101
Net Income	$76	$119	$124	$176

Weighted Average Shares Outstanding:
Class A Basic	242	243	242	243
Class B Basic	102	102	102	102
Diluted	357	356	357	356

Earnings Per Share:
Class A Basic	$0.23	$0.35	$0.37	$0.52
Class B Basic	$0.20	$0.32	$0.33	$0.47
Diluted	$0.21	$0.33	$0.35	$0.49

Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.080	$0.080
Class B	$0.036	$0.036	$0.072	$0.072

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except per share data)

	(Unaudited)
	April 2, 2005	October 2, 2004
Assets
Current Assets:
Cash and cash equivalents	$35	$33
Accounts receivable, net	1,115	1,240
Inventories	2,085	2,063
Other current assets	147	196
Total Current Assets	3,382	3,532
Net Property, Plant and Equipment	3,936	3,964
Goodwill	2,554	2,558
Intangible Assets	146	149
Other Assets	353	261
Total Assets	$10,371	$10,464

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$499	$338
Trade accounts payable	840	945
Other current liabilities	1,064	1,010
Total Current Liabilities	2,403	2,293
Long-Term Debt	2,703	3,024
Deferred Income Taxes	694	695
Other Liabilities	167	160
Shareholders' Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares: issued 268 million shares at April 2, 2005, and October 2, 2004	27	27
Class B-authorized 900 million shares: issued 102 million shares at April 2, 2005, and October 2, 2004	10	10
Capital in excess of par value	1,839	1,849
Retained earnings	2,825	2,728
Accumulated other comprehensive income (loss)	13	(12)
	4,714	4,602
Less treasury stock, at cost- 16 million shares at April 2, 2005, and 17 million shares at October 2, 2004	246	264
Less unamortized deferred compensation	64	46
Total Shareholders' Equity	4,404	4,292
Total Liabilities and Shareholders' Equity	$10,371	$10,464

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004
Cash Flows From Operating Activities:
Net income	$76	$119	$124	$176
Depreciation and amortization	125	119	251	238
Plant closing-related charges	1	7	4	29
Deferred income taxes and other	26	29	(28)	(36)
Net changes in working capital	(193)	10	106	138

Cash Provided by Operating Activities	35	284	457	545

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(122)	(107)	(232)	(231)
Proceeds from sale of assets	7	10	8	13
Proceeds from sale of investments	-	-	8	-
Purchases of marketable securities	(144)	-	(417)	-
Proceeds from marketable securities	105	-	383	-
Net changes in other assets and liabilities	(3)	(23)	2	(21)

Cash Used for Investing Activities	(157)	(120)	(248)	(239)

Cash Flows From Financing Activities:
Net change in debt	132	(105)	(160)	(219)
Purchases of treasury shares	(11)	(29)	(27)	(38)
Dividends	(13)	(14)	(27)	(27)
Stock options exercised and other	6	16	5	22

Cash Provided by (Used for) Financing Activities	114	(132)	(209)	(262)

Effect of Exchange Rate Change on Cash	2	(2)	2	1

Increase (Decrease) in Cash and Cash Equivalents	(6)	30	2	45

Cash and Cash Equivalents at Beginning of Period	41	40	33	25

Cash and Cash Equivalents at End of Period	$35	$70	$35	$70

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

Management believes the accompanying consolidated condensed financial statements contain all adjustments, including normal recurring accruals, adjustments related to plant closings as disclosed in Note 2 and bovine spongiform encephalopathy (BSE) related charges as disclosed in Note 3, necessary to present fairly the financial position as of April 2, 2005, and the results of operations and cash flows for the three and six months ended April 2, 2005, and March 27, 2004.  The results of operations and cash flows for the three and six months ended April 2, 2005, and March 27, 2004, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended		Six Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004
Net income as reported	$76	$119	$124	$176
Stock-based employee compensation expense included in net income, net of tax	6	4	12	8
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(9)	(6)	(16)	(11)
Pro forma net income	$73	$117	$120	$173
Earnings per share
As reported
Class A Basic	$0.23	$0.35	$0.37	$0.52
Class B Basic	0.20	0.32	0.33	0.47
Diluted	0.21	0.33	0.35	0.49
Pro forma
Class A Basic	0.22	0.35	0.36	0.52
Class B Basic	0.20	0.31	0.32	0.46
Diluted	$0.21	$0.33	$0.34	$0.49

INVESTMENTS

The Company has investments in marketable debt securities.  As of April 2, 2005, $1 million were due in one year or less and were classified in other current assets in the Consolidated Condensed Balance Sheets and $131 million were classified in other assets in the Consolidated Condensed Balance Sheets, with maturities ranging from one to 30 years.  As of October 2, 2004, $63 million were due in one year or less and were classified in other current assets in the Consolidated Condensed Balance Sheets and $36 million were classified in other assets in the Consolidated Condensed Balance Sheets, with maturities ranging from one to two years.  The Company has applied Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and has determined that all of its marketable debt securities are to be classified as available-for-sale investments. These investments are reported at fair value as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value judged to be other than temporary are recorded in other income, net.  Interest and dividends on securities classified as available-for-sale are recorded in interest income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143 (the Interpretation).  Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), was issued in June 2001 and requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction, development and (or) the normal operation of a long-lived

asset.  The associated asset costs are capitalized as part of the carrying amount of the long-lived asset.    The Interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The Interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  The Interpretation is effective for fiscal years ending after December 15, 2005.  The Company is currently in the process of evaluating any potential effects of the Interpretation but does not believe its adoption will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS No. 123R), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).  SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows."  The revision requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant.  SFAS No. 123R permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method.  Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.  The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard.  The Company will apply the modified prospective method upon adoption.  In April 2005, the Securities and Exchange Commission announced it would provide for phased-in implementation of SFAS No. 123R.  As a result, SFAS No. 123R is effective for the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005.  The Company estimates that compensation expense related to employee stock options for fiscal 2006 will be approximately $11 million.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  The Company believes this reclass will not have a material impact on its Consolidated Statements of Cash Flows.

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

In October 2004, the President signed into law the American Jobs Creation Act (the AJC Act).  The AJC Act provides for the elimination of the Extraterritorial Income Exclusion (ETI) and allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities.  The Company's domestic, or U.S., production activities will qualify for the deduction.  Based on the effective date of this provision of the AJC Act, the Company will be eligible for this deduction beginning in fiscal 2006.  This provision will be phased in from fiscal 2006 through 2011 and provides for a deduction of between 3% and 9% of qualifying domestic production income over that period.  Additionally, on December 21, 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP 109-1).  FSP 109-1, which was effective upon issuance, states the deduction under this provision of the AJC Act should be accounted for as a special deduction in accordance with SFAS No. 109.  The Company has not yet quantified the benefit that will be realized from this provision of the AJC Act.

The AJC Act also allows for an 85% dividends received deduction on the repatriation of certain earnings of foreign subsidiaries.  On December 21, 2004, the FASB issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2).  FSP 109-2, which was effective upon issuance, allows companies time beyond the financial reporting period of enactment to evaluate the effect of the AJC Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  Additionally, FSP 109-2 provides guidance regarding the required disclosures surrounding a company's reinvestment or repatriation of foreign earnings.  The Company continues to evaluate this provision of the AJC Act to determine the amount of foreign earnings to repatriate and expects to complete its evaluation by the end of fiscal 2005.  Currently the Company does not expect the potential repatriation to have a material impact on its effective tax rate.

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

	For the periods ended March 27, 2004
	Three Months	Six Months
Earnings per share as previously reported
Basic	$0.34	$0.51
Diluted	$0.33	$0.49

Earnings per share, restated in accordance with EITF Issue No. 03-6
Class A Basic	$0.35	$0.52
Class B Basic	$0.32	$0.47
Diluted	$0.33	$0.49

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

NOTE 2:   OTHER CHARGES

In December 2004, the Company announced its decision to close its Portland, Maine, facility. The Portland operation employed approximately 285 people and produced sliced meats and cooked roast beef.  The plant ceased operations February 4, 2005, and the production from this facility has been transferred to other locations.  As a result of the decision, the Company recorded total costs of $4 million ($3 million and $1 million in the first and second quarters, respectively, of fiscal 2005) that included $2 million of estimated impairment charges for assets to be disposed and $2 million of employee termination benefits. This amount is reflected in the Prepared Foods segment as a reduction of operating income and included in the Consolidated Condensed Statements of Income in other charges. The Company is accounting for the closing of the Portland operation in accordance with Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146) and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).  As of April 2, 2005, $1 million of employee termination benefits had been paid.  No material adjustments to the total accrual are anticipated at this time.

In February 2004, the Company announced its decision to consolidate its manufacturing operations in Jackson, Mississippi, into the Company's Carthage, Mississippi, facility.  The Company acquired the Carthage facility when it purchased Choctaw Maid Farms in the fourth quarter of fiscal 2003 and at that time performed a comprehensive analysis of all operations in the area and determined this consolidation would most effectively maintain the Company's competitiveness in its Mississippi operations.  The Jackson location employed approximately 800 people and was a poultry processing facility, including processing and deboning operations.  As a result of this decision, the Company recorded total costs of approximately $9 million ($8 million in the second quarter of fiscal 2004 and $1 million in the third quarter of fiscal 2004) that included approximately $8 million of estimated impairment charges for assets to be disposed of and $1 million of employee termination benefits.  The Company accounted for the closing of the Jackson operation in accordance with SFAS No. 146 and SFAS No. 144.  This amount is reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Statements of Income in other charges.  The Jackson location ceased operations in August 2004.  As of October 2, 2004, the Company had fully paid its estimated termination benefits of $1 million.  No material adjustments have been made to the accrual in fiscal 2005, and none are anticipated.

In April 2003, the Company announced its decision to close its Berlin, Maryland, poultry operation.  The Berlin poultry operation employed approximately 650 people and included a hatchery, a feed mill, live production and a processing facility.  The facility ceased processing chickens November 12, 2003.  As a result of this decision, the Company recorded total costs of $29 million ($4 million in the first quarter of fiscal 2004 and $25 million in fiscal 2003) that included $14 million related to closing the plant and $15 million of estimated impairment charges for assets to be disposed.  These amounts are reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Condensed Statements of Income in other charges. The costs related to closing the plant include $9 million for estimated liabilities for the resolution of the Company's obligations under 209 grower contracts, and $5 million of other related costs associated with the closing of the operation, including plant clean-up costs and employee termination benefits.  The Company accounted for the closing of the Berlin operation in accordance with SFAS No. 146 and SFAS No. 144.  At October 2, 2004, $9 million of obligations under grower contracts and $3 million of other closing costs had been paid.  Additionally, a $2 million decrease to the original accrual was recorded in the fourth quarter of fiscal 2004.  No material adjustments have been made to the accrual in fiscal 2005, and none are anticipated.

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

 In the fourth quarter of fiscal 2002, the Company recorded $26 million of costs related to the restructuring of its live swine operations that consisted of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring, including lagoon and pit closure costs and employee termination benefits.  In the fourth quarter of 2004, the Company recorded an additional reserve of $6 million related to lagoon and pit closures costs.  The Company is accounting for the restructuring of its live swine operations in accordance with Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity" and SFAS No. 144.  At April 2, 2005, the remaining accrual balance was $14 million, as $6 million of obligations under grower contracts and $12 million of other related costs had been paid.    No material adjustments to the total accrual are anticipated at this time.

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

The Company had derivative related balances of $91 million and $87 million recorded in other current assets at April 2, 2005, and October 2, 2004, respectively, and $84 million and $83 million in other current liabilities at April 2, 2005, and October 2, 2004, respectively.

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

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges when the chickens that consumed the hedged grain are sold).  The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change.  Ineffectiveness recorded related to the Company's cash flow hedges was not significant during the three and six months ended April 2, 2005, and March 27, 2004.

Derivative products related to grain procurement, such as futures and option contracts that meet the criteria for SFAS No. 133 hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement.  The Company applies SFAS No. 133 hedge accounting to derivative products related to grain procurement that are hedging physical grain contracts that have previously been purchased.  The Company does not purchase derivative products related to grain procurement in excess of its physical grain consumption requirements.  The Company's grain procurement hedging activities are for the grain commodity purchase price only and do not hedge other components of grain cost such as basis differential and freight costs.  The after tax losses, net of gains, recorded in other comprehensive income (loss) at April 2, 2005, related to cash flow hedges, were $0.3 million.  These losses will be recognized within the next 12 months.  The Company generally does not hedge cash flows related to commodities beyond 12 months.  Of this amount, the portion resulting from the Company's open mark-to-market SFAS No. 133 hedge positions was not significant as of April 2, 2005.

Fair value hedges: The Company designates certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter and natural gas for the operation of its plants.  From time to time, the Company also enters into foreign currency forward contracts to hedge changes in fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies; however, the Company has not entered into any such contracts during the three and six months ended April 2, 2005, and March 27, 2004.  Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings.  Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item.  Ineffectiveness recorded related to the Company's fair value hedges was not significant during the three and six months ended April 2, 2005, and March 27, 2004.

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

Based on the Company's evaluation of the grain markets, the Company has at times entered into a portion of its derivative products related to grain procurement prior to purchasing the physical grain contracts. The Company has not applied SFAS No. 133 hedge accounting treatment for these derivative positions.  In connection with these risk management activities, the Company recognized pretax net gains of approximately $0 and $2 million in cost of sales for the three and six months ended April 2, 2005, respectively.  For the three and six months ended March 27, 2004, the Company recognized pretax gains of $90 million and $97 million, respectively.  The gains in the prior year were due primarily to the increase in grain futures prices during the second quarter of fiscal 2004 and the Company having a higher number of derivative positions in place as compared to the current year.

Additionally, the Company enters into certain forward sales of boxed beef and pork at fixed prices and has positions in livestock futures to mitigate the market risk associated with these fixed price forward sales. The fixed price sales contract locks in the proceeds from a sale in the future, although, the cost of the livestock and the related boxed beef and pork market prices at the time of the sale will vary from this fixed price, creating market risk. Therefore, as fixed forward sales are entered into, the Company also enters into the appropriate number of livestock futures positions.  The Company believes this is an effective economic hedge; however, the correlation does not qualify for SFAS No. 133 hedge accounting. Consequently, changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date even though the economic impact of the Company's fixed sales price being above or below the market price is only realized at the time of sale.  In connection with these livestock futures, the Company recorded a net gain of $12 million and a net loss of $1 million for the three and six months ended April 2, 2005, respectively, which included an unrealized pretax gain on open mark-to-market futures positions of approximately $14 million as of April 2, 2005.

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

	April 2, 2005	October 2, 2004
Processed products	$1,216	$1,197
Livestock	558	545
Supplies and other	311	321
Total inventory	$2,085	$2,063

NOTE 6:   PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	April 2, 2005	October 2, 2004
Land	$110	$111
Buildings and leasehold improvements	2,316	2,307
Machinery and equipment	3,991	3,981
Land improvements and other	193	194
Buildings and equipment under construction	279	218
	6,889	6,811
Less accumulated depreciation	2,953	2,847
Net property, plant and equipment	$3,936	$3,964

NOTE 7:   OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	April 2, 2005	October 2, 2004
Accrued salaries, wages and benefits	$283	$270
Self insurance reserves	259	248
Income taxes payable	171	149
Other	351	343
Total other current liabilities	$1,064	$1,010

NOTE 8:   LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	April 2, 2005	October 2, 2004

Commercial paper (2.99% effective rate at 4/2/05 and 2.05% effective rate at 10/2/04)	Various	$75	$86
Revolving Credit Facilities	2006, 2009	-	-
Senior notes and Notes (rates ranging from 6.13% to 8.25%)	2005-2028	2,816	2,816
Accounts Receivable Securitization (3.46% effective rate at 4/2/05 and 2.51% effective rate at 10/2/04)	2005, 2007	165	300
Institutional notes (10.84% effective rate at 4/2/05 and 10/2/04)	2005-2006	20	20
Leveraged equipment loans (rates ranging from 4.67% to 5.99%)	2005-2009	75	85
Other	Various	51	55
Total debt		3,202	3,362
Less current debt		499	338
Total long-term debt		$2,703	$3,024

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company was in compliance with all of its covenants at April 2, 2005.

The Company has unsecured revolving credit facilities totaling $1.0 billion that support the Company's commercial paper program, letters of credit and other short-term funding needs.  These facilities consist of $250 million that expire in September 2006 and $750 million that expire in June 2009.  At April 2, 2005, the Company had outstanding letters of credit totaling approximately $219 million issued primarily in support of workers' compensation insurance programs, derivative activities and leveraged equipment loans.  There were no draw downs under these letters of credit at April 2, 2005.  At April 2, 2005, and October 2, 2004, there were no amounts drawn under the revolving credit facilities; however, the outstanding letters of credit reduce the amount available under the revolving credit facilities.

The Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consists of $375 million expiring in August 2005 and $375 million expiring in August 2007.  The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers.  Under this agreement, substantially all of the Company's accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company.  TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC's equity holder.  At April 2, 2005, $82.5 million was outstanding under the receivables purchase agreement expiring in August 2005 and $82.5 million was outstanding under the receivables purchase agreement expiring in August 2007.  At October 2, 2004, $150 million was outstanding under the receivables purchase agreement expiring in August 2005 and $150 million was outstanding under the receivables purchase agreement expiring in August 2007.

The Company guarantees debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets.  Terms of the underlying debt range from nine to 11 years and the maximum potential amount of future payments as of April 2, 2005, was $59 million.  The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years.  The maximum potential amount of the residual value guarantees is approximately $106 million, of which, approximately $24 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets.  The likelihood of payments under these guarantees is not considered to be probable.  At April 2, 2005, and October 2, 2004, no liabilities for guarantees were recorded.

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

Condensed Consolidating Statement of Income (unaudited) for the three months ended April 2, 2005

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$2,150	$4,214	$(5)	$6,359
Cost of Sales	1,847	4,095	(5)	5,937
	303	119	-	422
Selling, General and Administrative	141	96		237
Other Charges	1	1		2
Operating Income	161	22		183
Interest and Other Expense	59	4		63
Income Before Income Taxes	102	18		120
Provision for Income Taxes	38	6		44
Net Income	$64	$12	$-	$76

Condensed Consolidating Statement of Income (unaudited) for the three months ended March 27, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$2,251	$3,906	$(4)	$6,153
Cost of Sales	1,898	3,774	(4)	5,668
	353	132	-	485
Selling, General and Administrative	125	83		208
Other Charges	11	3		14
Operating Income	217	46		263
Interest and Other Expense	63	12		75
Income Before Income Taxes	154	34		188
Provision for Income Taxes	58	11		69
Net Income	$96	$23	$-	$119

Condensed Consolidating Statement of Income (unaudited) for the six months ended April 2, 2005

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$4,318	$8,503	$(10)	$12,811
Cost of Sales	3,760	8,276	(10)	12,026
	558	227	-	785
Selling, General and Administrative	281	187		468
Other Charges	1	4		5
Operating Income	276	36		312
Interest and Other Expense	109	7		116
Income Before Income Taxes	167	29		196
Provision for Income Taxes	62	10		72
Net Income	$105	$19	$-	$124

Condensed Consolidating Statement of Income (unaudited) for the six months ended March 27, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Sales	$4,375	$8,291	$(8)	$12,658
Cost of Sales	3,746	8,041	(8)	11,779
	629	250	-	879
Selling, General and Administrative	259	157		416
Other Charges	15	24		39
Operating Income	355	69		424
Interest and Other Expense	121	26		147
Income Before Income Taxes	234	43		277
Provision for Income Taxes	86	15		101
Net Income	$148	$28	$-	$176

Condensed Consolidating Balance Sheet (unaudited) as of April 2, 2005

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$21	$14	$-	$35
Accounts receivable, net	504	788	(177)	1,115
Inventories	1,138	947		2,085
Other current assets	96	51		147
Total Current Assets	1,759	1,800	(177)	3,382
Net Property, Plant and Equipment	2,251	1,685		3,936
Goodwill	953	1,601		2,554
Intangible Assets	-	146		146
Other Assets	3,167	92	(2,906)	353
Total Assets	$8,130	$5,324	$(3,083)	$10,371

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$411	$88	$-	$499
Trade accounts payable	370	470		840
Other current liabilities	906	2,027	(1,869)	1,064
Total Current Liabilities	1,687	2,585	(1,869)	2,403
Long-Term Debt	2,292	411		2,703
Deferred Income Taxes	468	226		694
Other Liabilities	37	130		167
Shareholders' Equity	3,646	1,972	(1,214)	4,404
Total Liabilities and Shareholders' Equity	$8,130	$5,324	$(3,083)	$10,371

Condensed Consolidating Balance Sheet as of October 2, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$19	$14	$-	$33
Accounts receivable, net	579	875	(214)	1,240
Inventories	1,258	805		2,063
Other current assets	149	47		196
Total Current Assets	2,005	1,741	(214)	3,532
Net Property, Plant and Equipment	2,237	1,727		3,964
Goodwill	957	1,601		2,558
Intangible Assets	-	149		149
Other Assets	3,074	93	(2,906)	261
Total Assets	$8,273	$5,311	$(3,120)	$10,464

Liabilities and Shareholders' Equity
Current Liabilities:
Current debt	$337	$1	$-	$338
Trade accounts payable	456	489		945
Other current liabilities	917	1,999	(1,906)	1,010
Total Current Liabilities	1,710	2,489	(1,906)	2,293
Long-Term Debt	2,525	499		3,024
Deferred Income Taxes	469	226		695
Other Liabilities	16	144		160
Shareholders' Equity	3,553	1,953	(1,214)	4,292
Total Liabilities and Shareholders' Equity	$8,273	$5,311	$(3,120)	$10,464

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended April 2, 2005

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$64	$12	$-	$76
Depreciation and amortization	76	49		125
Plant-closing related charges	2	(1)		1
Deferred income taxes and other	(5)	31		26
Net changes in working capital	(2)	(191)		(193)
Cash Provided by (Used for) Operating Activities	135	(100)		35
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(87)	(35)		(122)
Proceeds from sale of assets	4	3		7
Purchases of marketable securities	(144)	-		(144)
Proceeds from marketable securities	105	-		105
Net change in other assets and liabilities	-	(3)		(3)
Cash Used for Investing Activities	(122)	(35)		(157)
Cash Flows From Financing Activities:
Net change in debt	133	(1)		132
Purchase of treasury shares	(11)	-		(11)
Dividends	(13)	-		(13)
Stock options exercised and other	6	-		6
Net change in intercompany balances	(128)	128		-
Cash Provided by (Used for) Financing Activities	(13)	127		114
Effect of Exchange Rate Change on Cash	1	1		2
Increase (Decrease) in Cash and Cash Equivalents	1	(7)		(6)
Cash and Cash Equivalents at Beginning of Period	20	21		41
Cash and Cash Equivalents at End of Period	$21	$14	$-	$35

Condensed Consolidating Statement of Cash Flows (unaudited) for the three months ended March 27, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$96	$23	$-	$119
Depreciation and amortization	72	47		119
Plant-closing related charges	10	(3)		7
Deferred income taxes and other	2	27		29
Net changes in working capital	46	(36)		10
Cash Provided by Operating Activities	226	58		284
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(83)	(24)		(107)
Proceeds from sale of assets	10	-		10
Net change in other assets and liabilities	(16)	(7)		(23)
Cash Used for Investing Activities	(89)	(31)		(120)
Cash Flows From Financing Activities:
Net change in debt	(80)	(25)		(105)
Purchase of treasury shares	(29)	-		(29)
Dividends	(14)	-		(14)
Stock options exercised and other	16	-		16
Net change in intercompany balances	2	(2)		-
Cash Used for Financing Activities	(105)	(27)		(132)
Effect of Exchange Rate Change on Cash	(1)	(1)		(2)
Increase (Decrease) in Cash and Cash Equivalents	31	(1)		30
Cash and Cash Equivalents at Beginning of Period	20	20		40
Cash and Cash Equivalents at End of Period	$51	$19	$-	$70

Condensed Consolidating Statement of Cash Flows (unaudited) for the six months ended April 2, 2005

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$105	$19	$-	$124
Depreciation and amortization	153	98		251
Plant-closing related charges	2	2		4
Deferred income taxes and other	(18)	(10)		(28)
Net changes in working capital	187	(81)		106
Cash Provided by Operating Activities	429	28		457
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(168)	(64)		(232)
Proceeds from sale of assets	5	3		8
Proceeds from sale of investment	-	8		8
Purchases of marketable securities	(417)	-		(417)
Proceeds from marketable securities	383	-		383
Net change in other assets and liabilities	11	(9)		2
Cash Used for Investing Activities	(186)	(62)		(248)
Cash Flows From Financing Activities:
Net change in debt	(158)	(2)		(160)
Purchase of treasury shares	(27)	-		(27)
Dividends	(27)	-		(27)
Stock options exercised and other	5	-		5
Net change in intercompany balances	(36)	36		-
Cash Provided by (Used for) Financing Activities	(243)	34		(209)
Effect of Exchange Rate Change on Cash	2	-		2
Increase in Cash and Cash Equivalents	2	-		2
Cash and Cash Equivalents at Beginning of Period	19	14		33
Cash and Cash Equivalents at End of Period	$21	$14	$-	$35

Condensed Consolidating Statement of Cash Flows (unaudited) for the six months ended March 27, 2004

	(in millions)
	Tyson	TFM	Adjustments	Consolidated
Cash Flows From Operating Activities:
Net income	$148	$28	$-	$176
Depreciation and amortization	143	95		238
Plant closing-related charges	32	(3)		29
Deferred income taxes and other	(39)	3		(36)
Net changes in working capital	284	(146)		138
Cash Provided by (Used for) Operating Activities	568	(23)		545
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(189)	(42)		(231)
Proceeds from sale of assets	13	-		13
Net change in other assets and liabilities	(18)	(3)		(21)
Cash Used for Investing Activities	(194)	(45)		(239)
Cash Flows From Financing Activities:
Net change in debt	(193)	(26)		(219)
Purchase of treasury shares	(38)	-		(38)
Dividends	(27)	-		(27)
Stock options exercised and other	22	-		22
Net change in intercompany balances	(103)	103		-
Cash Provided by (Used for) Financing Activities	(339)	77		(262)
Effect of Exchange Rate Change on Cash	1	-		1
Increase in Cash and Cash Equivalents	36	9		45
Cash and Cash Equivalents at Beginning of Period	15	10		25
Cash and Cash Equivalents at End of Period	$51	$19	$-	$70

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

Wage and Hour/ Labor Matters:   In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues.  As part of this investigation, the DOL inspected 14 of the Company's processing facilities.  On May 9, 2002, a civil complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama, Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc.  The complaint alleges that the Company violated the overtime provisions of the federal Fair Labor Standards Act (FLSA) at the Company's chicken-processing facility in Blountsville, Alabama.  The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor has indicated in discovery that the case seeks to require the Company to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods.  The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, an additional amount in unspecified liquidated damages, and an injunction against future violations at that facility and all other chicken processing facilities operated by the Company.  Discovery is in process.  No trial date has been set.  The matter has been stayed pending the outcome of two other similar matters involving the donning and doffing of certain personal protective clothing and equipment, Alvarez, et al. v. IBP (Alvarez, see below) and Tum, et al. v. Barber Foods, Inc. (Tum) presently before the U.S. Supreme Court.

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the FLSA.  The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs.  To date, approximately 5,100 consents have been filed with the District Court. Plaintiff's motion for conditional collective treatment and court-supervised notice to additional putative class members was denied on February 27, 2004.  The plaintiffs refiled their motion for conditional collective treatment and court-supervised notice to additional putative class members on April 2, 2004, and the District Court has not ruled on this motion.  Discovery is in process.  No trial date has been set.  The matter has been stayed pending the outcome of Alvarez and Tum presently before the U.S. Supreme Court.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox in that the employees claim violations of the FLSA for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law.  Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. There are approximately 560 additional current or former employees who have filed consents to join the lawsuit. The District Court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities.  On July 17, 2002, the District Court granted the plaintiffs' motion to certify the state law claims.  On September 23, 2002, the Third Circuit Court of Appeals agreed to hear the Company's petition to review the District Court's decision to certify the state law claims.  On September 8, 2003, the Court of Appeals reversed the District Court's certification of a class under the Pennsylvania Wage Payment & Collection Law, ruling that those claims could not be pursued in federal court.  The Court of Appeals further ruled that the Company must reissue notice of their potential FLSA claims to approximately 2,170 employees who did not previously receive notice.  The Court of Appeals remanded the matter to the District Court to proceed accordingly on September 30, 2003, and notice was reissued. Further proceedings in the District Court are pending, and no trial date has been set.  The District Court has stayed the proceedings in this matter pending the outcome of Alvarez  and Tum presently before the U.S. Supreme Court.

In 1998, a lawsuit entitled Alvarez, et al. v. IBP (Alvarez) was filed in the U.S. District Court for the Eastern District of Washington against IBP (n/k/a Tyson Fresh Meats, Inc. or TFM) by employees of its Pasco, Washington beef slaughter and processing facility.  Plaintiffs brought this action on behalf of themselves and TFM's Pasco employees alleging violations of the Fair Labor Standards Act, 29 U.S.C. Sections 201-219; the Washington Minimum Wage Act, Revised Code of Washington ("RCW") Chapter 49.46; the Industrial Welfare Act, RCW Chapter 49.12; the Wages-Reductions-Contributions Rebates Act, RCW Chapter 49.52; and related regulations.  Eight hundred fifteen plaintiffs sought additional compensation principally for the time required to (1) don and doff protective clothing at the beginning and the end of the workday and at meal periods; (2) walk between lockers or other locations where protective clothing was stored or distributed and their workstations; and (3) wash protective clothing and other equipment items at the end of the work shift.  Trial was held from September 27, 2000, until October 27, 2000.  On September 14, 2001, the District Court entered its Findings of Fact and Conclusions of Law, which resulted in a $3.1 million judgment against TFM, comprised of back wages, exemplary damages, and liquidated damages, with as yet no specified amount for prejudgment interest.  On December 14, 2001, the District Court awarded an additional $2 million for attorney fees and costs. TFM filed a timely Notice of Appeal and Plaintiffs filed a timely notice of Cross-Appeal.  On August 5, 2003, the Ninth Circuit Court of Appeals affirmed the District Court's decision in part and reversed in part, and remanded the case to the District Court for recalculation of damages.  If the ruling of the Court of Appeals is upheld in its entirety, TFM will have additional exposure in Alvarez of approximately $5 million.  TFM filed a petition for rehearing by the panel of the Court of Appeals or, in the alternative, a rehearing en banc, which was denied on December 2, 2003.  It also filed a petition to certify state law claims to the Washington Supreme Court which was denied on September 23, 2003.  On December 5, 2003, TFM filed a Petition to Stay the Mandate stating it would file a Petition for Certiorari with the U.S. Supreme Court seeking the Court's review of the Ninth Circuit's adverse opinion.  A Stay of the Mandate was ordered by the Ninth Circuit on December 10, 2003.  A Petition for Certiorari was filed with the U.S. Supreme Court on February 26, 2004.  Briefing on the Petition was completed by the parties, and, on May 3, 2004, the Court invited the U.S. Solicitor General to express its views on the pending Petition.  On October 25, 2004, the Solicitor filed its response, acknowledging the issues warranted further review but advising that a First Circuit case (Tum) would be better suited for the Court's consideration of the issues.  On February 22, 2005, the U.S. Supreme Court granted certiorari  on both  the Alvarez or Tum petitions.  The opening brief in Alvarez is due May 16, 2005.

On November 5, 2001, a follow-on lawsuit to Alvarez, entitled Maria Chavez, et al. v. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. (Chavez) was filed in the U.S. District Court for the Eastern District of Washington by employees of TFM's Pasco, Washington beef slaughter, processing and hides facilities, again alleging violations of the FLSA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The Chavez lawsuit similarly alleges TFM and/or the Company required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing and equipment, both prior to and after their shifts, as well as during meal periods.   Plaintiffs further allege the holdings in Alvarez support a claim of collateral estoppel and/or res judicata as to many of the issues raised in this litigation.  Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but the District Court granted Plaintiff's motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23 and notice was sent to potential state law claim class members.  The state-law class contains approximately 3,900 class members, including approximately 1,200 on the federal claim.  The trial was held from September 7, 2004, through October 4, 2004. The District Court issued its proposed findings of fact and conclusions of law on December 8, 2004.  The parties provided the District Court with their objections to the proposed findings of fact and conclusions of law and submitted trial briefs on damages. The District Court heard oral arguments based upon the party's objections and damages briefings March 29, 2005.  The District Court will next file an order outlining its final findings of facts and conclusions of law.  The damages phase of the trial will now commence June 2, 2005 before a judgment is entered.

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee.  Ten current and former hourly employees of TFM's case-ready facility in Goodlettsville, Tennessee, filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming that the defendants have violated the overtime provisions of the FLSA.  The suit alleges that defendants failed to pay employees for all hours worked from the plant's commencement of operations in April 2001.  In particular, the suit alleges that employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period.  The suit also alleges that the Company deducts 30 minutes per day from employees' paychecks regardless of whether employees obtain a full 30-minute period for their meal.  Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs.  On January 15, 2003, the Company filed an answer to the complaint denying any liability. On January 14, 2003, the named plaintiffs filed a motion for expedited court-supervised notice to prospective class members.   The motion sought to conditionally certify a class of similarly situated employees at all of TFM's non-union facilities that have not been the subject of FLSA litigation.  Plaintiffs then withdrew a request for conditional certification of similarly situated employees at all of TFM's non-union facilities and rather sought to include all non-exempt employees that have worked at the Goodlettsville facility since its opening.  On June 9, 2003, the Company filed a Motion for Summary Judgment seeking the applicability of the injunction entered by the U.S. District Court for the District of Kansas and affirmed by the U.S. Court of Appeals for the Tenth Circuit (Metzler v. IBP, inc. 127 F. 3rd 959, 10th Cir. 1997), which the Company contends has a preclusive effect as to plaintiffs' claims based on pre- and post-shift activities.  The plaintiffs conducted discovery limited to that issue and responded to said Motion on June 18, 2004.  The Company filed its reply on July 2, 2004.  On October 12, 2004, the District Court denied the Company's motion for summary judgment.  On November 17, 2003, the District Court conditionally certified a collective action composed of similarly situated current and former employees at the Goodlettsville facility based upon clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001.  Class Notices to approximately 4,500 prospective class members were mailed on January 21, 2004.   Approximately 525 current and former employees have opted into the class.  The District Court stayed discovery on November 8, 2004, and administratively closed the action January 21, 2005 pending the U.S. Supreme Court's determinations in Alvarez and Tum.

Securities Matters:  Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP, inc. (IBP) stock from March 29, 2001, when the Company announced its intention to terminate its merger agreement with IBP, through June 15, 2001, when a Delaware state court rendered its Post-Trial Opinion ordering the merger to proceed.  Plaintiffs in the various actions alleged that the defendants violated federal securities laws by making, causing or allowing to be made, certain allegedly false and misleading statements in a March 29, 2001, press release issued in connection with the Company's attempted termination of the merger agreement.  The plaintiffs alleged that, as a result of the defendants' alleged conduct, purported class members were harmed by an alleged artificial deflation in the price of IBP's stock during the proposed class period. The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation and, on December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint.  On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint.  By memorandum order dated October 23, 2002, the District Court granted in part and denied in part the defendants' motion to dismiss.  On October 6, 2003, the District Court certified a class consisting of those who purchased IBP securities on or before March 29, 2001, and subsequently sold such securities from March 30 through June 15, 2001, inclusive, and sustained damages as a result of such transaction.    Following the conclusion of discovery in the case, plaintiffs and defendants each filed motions for summary judgment.  On June 17, 2004, the District Court rendered an opinion in favor of defendants and against plaintiffs on all of plaintiffs' claims, and entered an order to that effect.  On June 28, 2004, defendants filed a motion requesting the District Court to modify its order to include judgment in defendants' favor against the class and on July 30, 2004, the District Court entered such an order.  On August 6, 2004, plaintiffs filed a Notice of Appeal.  Plaintiffs filed their brief on the appeal on December 8, 2004, defendants filed their response on January 24, 2005 plaintiffs filed their reply brief on February 24, 2005.  No date for oral arguments on the appeal has been set.

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

On September 12, 2002, 82 individual plaintiffs filed Michael Archer, et al. v. Tyson Foods, Inc. and The Pork Group, Inc., CIV 2002-497, in the Circuit Court of Pope County, Arkansas.  On August 18, 2002,

the Company announced a restructuring of its live swine operations which, among other things, resulted in the discontinuance of relationships with approximately 130 contract hog producers, including the plaintiffs.  In their complaint, the plaintiffs allege that the Company committed fraud and should be promissorily estopped from terminating the parties' relationship.  The plaintiffs seek an unspecified amount of compensatory damages, punitive damages, attorney fees and costs.  Trial is scheduled to begin August 1, 2005.

NOTE 10:   DEFERRED COMPENSATION

In July 2003, the Compensation Committee authorized the Company to award performance-based shares of the Company's Class A common stock to certain senior executive officers on the first business day of each of the Company's 2004, 2005 and 2006 fiscal years having an initial maximum aggregate value of $4.4 million on the date of each award.  In September 2004, the Compensation Committee authorized the expansion of the fiscal 2005 awards to include additional senior officers, which increases the initial maximum aggregate value for the 2005 grants by $2.1 million.  The vesting of the performance-based shares for the 2004 and 2005 awards is over three years, and the vesting of the 2006 award is over two and one-half years (the Vesting Period), each award being subject to the attainment of Company goals determined by the Compensation Committee prior to the date of the award.  The Company reviews progress towards the attainment of Company goals each quarter during the Vesting Period to determine the appropriate adjustment to the deferred compensation liability for the anticipated vesting of the shares.  The attainment of Company goals can only be finally determined at the end of the Vesting Period.  If the shares vest, the ultimate cost to the Company will be equal to the Class A common stock price on the date the shares vest times the number of shares awarded.

NOTE 11:   PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for the pension and other postretirement benefit plans that were recognized in the Consolidated Condensed Statements of Income were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Service cost	$1	$1	$-	$-
Interest cost	2	1	1	1
Amortization of prior
service cost	1	-	(1)	-
Expected return on plan assets	(2)	(1)	-	-
Net periodic benefit cost	$2	$1	$-	$1

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004
Service cost	$3	$1	$-	$-
Interest cost	3	2	2	2
Amortization of prior
service cost	1	-	(1)	-
Expected return on plan assets	(3)	(2)	-	-
Net periodic benefit cost	$4	$1	$1	$2

During the three and six months of fiscal 2005, no contributions were made to the Company's pension plans.  However, the Company continues to anticipate contributions of approximately $9 million to the pension plans for fiscal year 2005.  The Company contributed $2 million and $5 million to its other postretirement benefit plans during the three and six months of fiscal 2005, respectively, and additional contributions of approximately $4 million are expected throughout the remainder of fiscal 2005.

NOTE 12:   INCOME TAXES

The effective tax rate for both the three and six months of fiscal 2005 was 36.6%, as compared to 36.8% and 36.4% for the same periods of fiscal 2004.  The estimated ETI amount reduced the effective rate by 0.7% and 1.1% for three and six months of fiscal 2005, as compared to 0.4% and 1.1% for the same periods of fiscal 2004.  On October 11, 2004, the Senate passed the American Jobs Creation Act of 2004 (the AJC Act), which was signed into law by the President on October 22, 2004.  This new law provides for the repeal of the ETI deduction and the replacement with a domestic production deduction.  The phase out of the ETI deduction for fiscal 2005 will allow the Company to take 100% of the prior law deduction for the first quarter of fiscal 2005 and 80% of the prior law deduction for the remainder of the year.  In addition, the Company anticipates its production income will qualify for the domestic production deduction which will be applicable to the Company beginning in fiscal 2006.  This provision will be phased in from fiscal 2006 through fiscal 2011 and provides for a deduction of between 3% and 9% of qualifying domestic production income over that period.  During fiscal 2004, the law that allowed certain general business credits available to the Company expired.  In the first quarter of fiscal 2005, the law was extended retroactively, therefore the benefit of the credits from 2004 were recognized in the first quarter, thus reducing the first quarter effective tax rate.

The AJC Act also contains a provision which allows for an 85% dividends received deduction with respect to certain dividends received from foreign subsidiaries.  The U.S. Treasury recently issued guidance that appears to clarify some of the provisions of the AJC Act.  Additional guidance is expected which includes a Technical Corrections Bill from the U.S. Congress and further guidance from the U.S. Treasury and the internal revenue service.  Subject to such guidance, the Company might repatriate up to $400 million in extraordinary dividends under the provisions of the AJC Act.  The range of income tax effect of such extraordinary dividends cannot be reasonably estimated until the further guidance mentioned above is received.  However, at this time, the Company does not expect the potential extraordinary dividend to have a material impact on its effective tax rate.

NOTE 13:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

Numerator:
Net income	$76	$119	$124	$176
Less Dividends:
Class A ($0.040/share/quarter)	10	10	20	20
Class B ($0.036/share/quarter)	3	3	7	7
Undistributed earnings	$63	$106	$97	$149

Class A undistributed earnings	46	77	71	108
Class B undistributed earnings	17	29	26	41
Total undistributed earnings	$63	$106	$97	$149

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	242	243	242	243
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	102	102	102	102
Effect of dilutive securities:
Stock options and restricted stock	13	11	13	11
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversions	357	356	357	356

Class A Basic earnings per share	$0.23	$0.35	$0.37	$0.52
Class B Basic earnings per share	$0.20	$0.32	$0.33	$0.47
Diluted earnings per share	$0.21	$0.33	$0.35	$0.49

Approximately two million of the Company's option shares were antidilutive for the three and six months ended April 2, 2005, and three million and four million were antidilutive for the three and six months ended March 27, 2004, respectively.  These shares were not included in the dilutive earnings per share calculation.

NOTE 14:   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

Net income	$76	$119	$124	$176
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(3)	(3)	7	6
Pension unrealized loss	(5)	-	(5)	-
Investments unrealized loss	(1)	-	(1)	-
Derivative gain	1	37	1	45
Derivative loss reclassified to income statement	7	1	23	(2)
Total comprehensive income	$75	$154	$149	$225

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004
Income tax benefit (expense):
Pension unrealized loss	$2	$-	$2	$-
Investments unrealized loss	-	-	-	-
Derivative gain	(1)	(24)	(1)	(29)
Derivative loss reclassified to income statement	(4)	-	(14)	1
Total income tax expense	$(3)	$(24)	$(13)	$(28)

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

Chicken segment is involved primarily in the processing of live chickens into fresh, frozen and value-added chicken products.  The Chicken segment markets its products domestically to food retailers,

foodservice distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.  The Chicken segment also includes sales from allied products and the Company's chicken breeding stock subsidiary.

Beef segment is involved primarily in the processing of live fed cattle and fabrication of dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. It also involves deriving value from allied products such as hides and variety meats for sale to further processors and others.  The Beef segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. Allied products are also marketed to manufacturers of pharmaceuticals and technical products.

Pork segment is involved primarily in the processing of live market hogs and fabrication of pork carcasses into primal and sub-primal cuts and case-ready products.  This segment also represents the Company's live swine group and related allied product processing activities. The Pork segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.  It also sells allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork processors.

Prepared Foods segment includes the Company's operations that manufacture and market frozen and refrigerated food products.  Products include pepperoni, beef and pork toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes and processed meats.  The Prepared Foods segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.

Other segment includes the logistics group and other corporate activities not identified with specific protein groups.

Information on segments and a reconciliation to income before taxes on income are as follows,
(in millions):

	Three Months Ended			Six Months Ended
	April 2, 2005	March 27, 2004		April 2, 2005		March 27, 2004
Sales:
Chicken	$2,056	$2,043		$4,122		$3,943
Beef	2,774	2,695		5,569		5,830
Pork	828	732		1,673		1,468
Prepared Foods	690	669		1,423		1,390
Other	11	14		24		27
Total Sales	$6,359	$6,153		$12,811		$12,658

Operating Income:
Chicken	$143	$189	(a)	$247		$305	(g)
Beef	(19)	(2)		(35)	(c)	(31)	(h)
Pork	19	34		34	(d)	83
Prepared Foods	20	20	(b)	32	(e)	26	(i)
Other	20	22		34		41
Total Operating Income	183	263		312		424

Other Expense	63	75		116	(f)	147

Income before Income Taxes	$120	$188		$196		$277

a.   Includes $8 million of pretax charges related to the closing of the Jackson, Mississippi, poultry operation.
b.   Includes $6 million of pretax charges related to the closings of the Manchester, New Hampshire, Augusta, Maine and
      Mexican Original Fayetteville, Arkansas, facilities.
c.   Includes $10 million of pretax gains related to vitamin antitrust litigation.
d.   Includes $2 million of pretax gains related to vitamin antitrust litigation.
e.   Includes $4 million of pretax charges primarily related to the closing of the Portland, Maine, facility.
f.    Includes $8 million of pretax gains related to the sale of the Company's remaining interest in Specialty Brands, Inc.
g.   Includes $12 million of pretax charges related to the closings of the Berlin, Maryland, and Jackson, Mississippi, poultry operations.
h.   Includes $61 million of pretax BSE-related charges.
i.    Includes $27 million of pretax charges related to the closings of the Manchester, New Hampshire, Augusta, Maine and
      Mexican Original Fayetteville, Arkansas, facilities.

The Beef segment had sales of $15 million and $16 million in the second quarter of fiscal years 2005 and 2004, respectively, and sales of $34 million and $41 million in the six months of fiscal years 2005 and 2004, respectively, from transactions with other operating segments of the Company.  The Pork segment had sales of $132 million and $97 million in the second quarter of fiscal years 2005 and 2004, respectively, and sales of $277 million and $191 million in the six months of fiscal years 2005 and 2004, respectively, from transactions with other operating segments of the Company.  The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

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

Earnings for the second quarter of fiscal 2005 were $76 million, or $0.21 per diluted share, compared to $119 million, or $0.33 per diluted share, for the second quarter of fiscal 2004.  Pretax earnings for the second quarter of fiscal 2005 include $2 million of costs related to poultry and prepared foods plant closings compared to $14 million of costs related to poultry and prepared foods plant closings in the second quarter of fiscal 2004.  Earnings for the first six months of fiscal 2005 were $124 million, or $0.35 per diluted share, compared to $176 million, or $0.49 per diluted share, for the same period last year. Pretax earnings for the six months of fiscal 2005 include $12 million received in connection with vitamin antitrust litigation, a gain of $8 million from the sale of the Company's remaining interest in Specialty Brands, Inc. and $5 million of costs related to poultry and prepared foods plant closings.  Pretax earnings for the six months of fiscal 2004 include $61 million of BSE-related charges and $39 million of costs related to prepared foods and poultry plant closings.

Operations for the second quarter and six months of fiscal 2005 benefited from higher average sales prices, product mix improvements and decreased grain costs in the Company's Chicken segment.  Earnings for the second quarter and six months of fiscal 2005 were negatively impacted by the Beef segment's operating loss, primarily due to lower domestic cattle supplies and restrictions on imports of Canadian cattle resulting in lower plant utilization levels.  Operating income was also negatively impacted by higher live prices in the Pork segment, losses in the Chicken segment from the Company's commodity risk management activities related to grain purchases associated with current period fixed price sales contracts as compared to prior year gains from commodity risk management activities on grain positions not designated as SFAS No. 133 hedges and higher energy costs.

Outlook

The Company anticipates improved operating results in the second half of the fiscal year despite the continued uncertainties in global economic conditions.  The Company expects continued strong performance from its Chicken segment during the remainder of the fiscal year as demand for chicken both domestically and internationally is expected to remain strong.  Additionally, lower grain costs in fiscal 2005, as compared to fiscal 2004, are expected to positively impact the Chicken segment.  The Company believes the Beef segment will continue to face difficult operating conditions for the remainder of the fiscal year.  However, due to increased seasonal demand and more domestic cattle available for processing, the Company expects improved operating results in the third and fourth quarters of fiscal 2005, as compared to the first half of the year.  In addition, we expect continued improvement in our sales mix of value added chicken, beef and pork products  Although the Canadian border did not open this quarter as previously expected, the Company is confident the U.S. Department of Agriculture will prevail against the legal roadblocks and the flow of most Canadian live cattle will ultimately be restored.  Additionally, the Company continues to believe trade with Japan will not resume before November 2005.  The Company anticipates margins in the Pork segment during the remainder of fiscal 2005 to be at the lower end of the normal historic range and volumes to be similar to the prior year as the supply of hogs continues to grow slightly.  Additionally, the Company expects volumes in the Prepared Foods segment to increase in the third and fourth quarters of fiscal 2005 providing increased cost efficiencies.

Second Quarter of Fiscal 2005 vs. Second Quarter of Fiscal 2004

Sales increased $206 million and 3.3% compared to the same period last year, with a 5.3% increase in average sales price and a 1.8% decrease in volume.  Sales in all four of the Company's primary operating segments increased, primarily driven by higher average sales prices.

Cost of sales increased $269 million.  As a percent of sales, cost of sales increased from 92.1% to 93.4%.  This increase was due primarily to higher live costs in the Beef and Pork segments.  Additionally, the Company's Chicken segment recorded losses of $10 million in the second quarter of fiscal 2005 resulting from the Company's commodity risk management activities related to grain purchases associated with current period fixed price sales contracts, as compared to gains of $90 million in the second quarter of fiscal 2004 resulting from the Company's commodity risk management activities related to grain purchases that were not designated as SFAS No. 133 hedges.  These items were partially offset by decreased grain costs of approximately $73 million as compared to the same period last year.  Also, the Company realized higher energy costs as compared to the prior year.

Selling, general and administrative expenses increased $29 million or 13.9%.  As a percent of sales, selling, general and administrative expenses increased from 3.4% to 3.7%.  The increase was primarily due to an increase of approximately $18 million in corporate advertising expenses, which was the result of the Company's "Powered by Tyson" campaign. Additionally, in the second quarter of fiscal 2004, the Company received $9 million related to a legal settlement from one of the Company's insurance providers.

Other charges include plant closing costs of $2 million and $14 million recorded in the second quarters of fiscal 2005 and 2004, respectively.  Fiscal 2005 plant closing costs related to the closings of the Company's Noel, Missouri, rendering facility and additional charges related to the previously announced closing of its Portland, Maine, processing facility.  The prior year costs were related to the closings of the Company's Jackson, Mississippi, Manchester, New Hampshire and Augusta, Maine, facilities.

Interest expense decreased $14 million or 19.4%, primarily resulting from an 8.8% decrease in the Company's average indebtedness, as well as incurring $7 million in charges in the second quarter of fiscal 2004 from the early redemption of Tyson de Mexico preferred shares and the Company's buyback of bonds.  Excluding the charges noted above, the overall weighted average borrowing rate decreased from 7.4% to 7.1%.

Other expense increased by $2 million, primarily due to the increase in the loss on disposals of fixed assets as compared to the same period last year.

The effective tax rate for the second quarter of fiscal 2005 was 36.6%, compared to 36.8% in the second quarter of fiscal 2004. The Extraterritorial Income Exclusion (ETI) reduced the second quarter effective rate by 0.7% compared to 0.4% in the same period last year. The slight increase is due to the mix of total pretax income for the two periods.  The American Jobs Creation Act of 2004 (the AJC Act), provides for the repeal of the ETI deduction and the replacement with a domestic production deduction.  The phase out of the ETI deduction for fiscal 2005 will allow the Company to take 80% of the prior law deduction for the second quarter of fiscal 2005.

The AJC Act contains a provision which allows for an 85% dividends received deduction with respect to certain dividends received from foreign subsidiaries.  The U.S. Treasury recently issued guidance that appears to clarify some of the provisions of the AJC Act.  Additional guidance is expected which includes a Technical Corrections Bill from the U.S. Congress and further guidance from the U.S. Treasury and the Internal Revenue Service.  Subject to such clarification, the Company may elect to repatriate up to $400 million in extraordinary dividends under the provisions of the AJC Act.  The range of income tax effect of such extraordinary dividends cannot be reasonably estimated until the further guidance mentioned above is received.  However, at this time, the Company does not expect the potential extraordinary dividend to have a material impact on its effective tax rate.

 Segment Results

Information on segments is as follows (in millions):

	Three Months Ended
	Sales April 2, 2005	Sales March 27, 2004	Sales Change	Volume Change	Average Sales Price Change
Chicken	$2,056	$2,043	$13	(1.5)%	2.2%
Beef	2,774	2,695	79	(1.8)%	4.8%
Pork	828	732	96	(1.1)%	14.6%
Prepared Foods	690	669	21	(4.9)%	8.5%
Other	11	14	(3)	n/a	n/a
Total	$6,359	$6,153	$206	(1.8)%	5.3%

	Three Months Ended
	Operating Income (Loss) April 2, 2005	Operating Income (Loss) March 27, 2004	Operating Income (Loss) Change	Operating Margin April 2, 2005	Operating Margin March 27, 2004
Chicken	$143	$189	$(46)	7.0%	9.3%
Beef	(19)	(2)	(17)	(0.7)%	(0.1)%
Pork	19	34	(15)	2.3%	4.6%
Prepared Foods	20	20	-	2.9%	3.0%
Other	20	22	(2)	n/a	n/a
Total	$183	$263	$(80)	2.9%	4.3%

Chicken segment sales increased by 0.6% compared to the same period last year.  Sales increased primarily due to increased average sales prices and improved product mix, partially offset by a decrease in sales volumes.  Operating income was negatively impacted by losses of approximately $10 million from the Company's commodity risk management activities related to grain purchases, compared to commodity risk management gains of approximately $90 million in the same period last year.  However, the current year losses of $10 million were offset by approximately $73 million in decreased grain costs as compared to the same period last year.  Additionally, operating income includes $2 million of plant closing related accruals, as compared to $8 million recorded in the same period last year.

Beef segment sales increased by 2.9% compared to the same period last year.  Sales increased primarily due to increased average sales prices, partially offset by a decrease in sales volumes.  The increase in operating loss was primarily due to lower domestic cattle supplies and restrictions on imports of Canadian cattle resulting in higher live cattle costs and lower plant utilization levels.  Also, second quarter fiscal 2005 operating loss was negatively impacted by higher live costs as compared to the same period last year.  Sales and operating loss were positively impacted by $13 million in net gains, as compared to $7 million in net gains for the same period last year, related to open mark-to-market futures positions from the Company's commodity risk management activities related to its fixed forward boxed beef sales.  The Beef segment's operating margins improved in the latter part of the quarter.

Pork segment sales increased by 13.1% compared to the same period last year.  The increase in sales resulted from continued strong demand for pork products both domestically and internationally, which resulted in an increase in average sales prices, partially offset by a decrease in volumes.  Operating income declined by $15 million in the second quarter of fiscal 2005 as compared to the same period last year.  The decrease in operating income was primarily due to higher live prices, which more than offset the increase in average sales prices.

Prepared Foods segment sales increased by 3.1% compared to the same period last year.  Sales were positively impacted by higher average sales prices, partially offset by lower volumes.   Excluding plant closing related accruals of $6 million recorded in the second quarter of fiscal 2004, operating income decreased $6 million.  The decrease in the Prepared Foods segment's operating income was primarily due to increased raw material prices.

Six Months of Fiscal 2005 vs. Six Months of Fiscal 2004

Sales increased $153 million and 1.2% compared to the same period last year, with a 2.2% increase in average sales price and a 1.0% decrease in volume.  The increased sales occurred primarily in the Pork and Chicken segments and were due to higher average sales prices.  The increases were partially offset by a decrease in sales in the Beef segment, which can be attributed to BSE-related import and export restrictions that were in effect for the entire six months of fiscal 2005, while the same restrictions began in the latter part of the first quarter of fiscal 2004.

Cost of sales increased $247 million.  As a percent of sales, cost of sales increased from 93.1% to 93.9%.  This increase was due primarily to higher live costs in the Pork segment. Additionally, the Company's Chicken segment recorded losses of $33 million in fiscal 2005 resulting from the Company's commodity risk management activities related to grain purchases primarily associated with current period fixed price sales contracts, as compared to gains of $103 million in fiscal 2004 resulting from the Company's commodity risk management activities primarily related to grain purchases that were not designated as SFAS No. 133 hedges.  These activities were partially offset by decreased grain costs of approximately $84 million in fiscal 2005 as compared to the same period last year.  Also, the Company realized higher energy costs as compared to the prior year.  Included in prior year cost of sales was $61 million of BSE-related charges.

Selling, general and administrative expenses increased $52 million or 12.5%.  As a percent of sales, selling, general and administrative expenses increased from 3.3% to 3.7%.  The increase was primarily due to an increase of approximately $34 million in corporate advertising expenses, which was the result of the Company's "Powered by Tyson" campaign. In addition, there were increases in personnel-related costs and information system service costs.  Also, during the second quarter of fiscal 2004, the Company received $9 million related to a legal settlement from one of the Company's insurance providers.

Other charges include plant closing costs of $5 million and $39 million recorded in the six months of fiscal 2005 and 2004, respectively.  Fiscal 2005 plant closing costs related to the closing of the Company's Portland, Maine, processing facility and Noel, Missouri, rendering facility.  The prior year costs were related to the closings of the Company's Manchester, New Hampshire, Augusta, Maine, Jackson, Mississippi and Berlin, Maryland, facilities.

Interest expense decreased $25 million or 17.7%, primarily resulting from a 6.1% decrease in the Company's average indebtedness, as well as incurring $9 million in charges in the six months of fiscal 2004 from the early redemption of Tyson de Mexico preferred shares and the Company's buyback of bonds.  Excluding the charges noted above, the overall weighted average borrowing rate decreased from 7.3% to 7.1%.

Other expense improved by $6 million.  The improvement was primarily due to the $8 million gain on the sale of the Company's remaining interest in Specialty Brands, Inc., partially offset by the increase in the loss on disposals of fixed assets as compared to the same period last year.

The effective tax rate for the first six months of fiscal 2005 was 36.6%, compared to 36.4% for the first six months of fiscal 2004. The ETI reduced the year-to-date effective rate by 1.1% for both the first six months of fiscal 2005 and 2004.  The American Jobs Creation Act of 2004 (the AJC Act), provides for the repeal of the ETI deduction and its replacement with a domestic production deduction.  The phase-out of the ETI deduction for fiscal 2005 will allow the Company to take 100% of the prior law deduction for the first quarter of fiscal 2005 and 80% of the prior law deduction for the remainder of the year.  During fiscal 2004, the law that allowed certain general business credits available to the Company expired.  During the first quarter of fiscal 2005, the law was extended retroactively.  Therefore, the benefit of the credits from 2004 was recognized in the first quarter, reducing the first quarter as well as first six months effective tax rate.

Segment Results

Information on segments is as follows (in millions):

	Six Months Ended
	Sales April 2, 2005	Sales March 27, 2004	Sales Change	Volume Change	Average Sales Price Change
Chicken	$4,122	$3,943	$179	0.4%	4.1%
Beef	5,569	5,830	(261)	(0.4)%	(4.1)%
Pork	1,673	1,468	205	(3.3)%	18.0%
Prepared Foods	1,423	1,390	33	(5.2)%	8.0%
Other	24	27	(3)	n/a	n/a
Total	$12,811	$12,658	$153	(1.0)%	2.2%

	Six Months Ended
	Operating Income (Loss) April 2, 2005	Operating Income (Loss) March 27, 2004	Operating Income (Loss) Change	Operating Margin April 2, 2005	Operating Margin March 27, 2004
Chicken	$247	$305	$(58)	6.0%	7.7%
Beef	(35)	(31)	(4)	(0.6)%	(0.5)%
Pork	34	83	(49)	2.0%	5.7%
Prepared Foods	32	26	6	2.2%	1.9%
Other	34	41	(7)	n/a	n/a
Total	$312	$424	$(112)	2.4%	3.3%

Chicken segment sales increased by 4.5% compared to the same period last year.  Sales increased primarily due to an increase in average sales prices, improved product mix, as well as a slight increase in sales volumes.  Operating income was negatively impacted by losses of approximately $33 million from the Company's on-going commodity risk management activities related to grain purchases, compared to commodity risk management gains of approximately $103 million in the same period last year.  However, the current year losses were offset by approximately $84 million in decreased grain costs as compared to the same period last year.  Additionally, operating income includes $2 million of plant closing related accruals, as compared to $12 million recorded in the same period last year.

Beef segment sales decreased by 4.5% compared to the same period last year.  Sales decreases primarily resulted from BSE-related import and export restrictions that were in effect for the entire six months of fiscal 2005, while the same restrictions began in the latter part of the first quarter of fiscal 2004. Those restrictions caused by BSE led to lower international sales volumes and lower average sales prices due to the mix of products allowed for export.  Beef segment operating loss increased by $4 million as compared to the same periods last year.  Excluding $10 million received in connection with vitamin antitrust litigation in fiscal 2005 and BSE-related charges of $61 million recorded in fiscal 2004, operating loss increased $75 million.  The increase in operating loss was primarily due to lower domestic cattle supplies and restrictions on imports of Canadian cattle resulting in lower plant utilization levels.  Sales and operating loss were negatively impacted by $1 million in net losses, as compared to $17 million in net losses for the same period last year, related to open mark-to-market futures positions from the Company's commodity risk management activities related to its fixed forward boxed beef sales.  The Beef segment's operating margins improved in the latter part of the quarter.

Pork segment sales increased by 14.0% compared to the same period last year.  The increase in sales resulted from continued strong demand for pork products both domestically and internationally which resulted in an increase in average sales prices, partially offset by a decrease in volumes.  Operating income declined by $49 million as compared to the same periods last year.  The decrease in operating income was primarily due to higher live prices, which more than offset the increase in average sales prices.

Prepared Foods segment sales increased by 2.4% compared to the same period last year.  Sales were positively impacted by higher average sales prices, partially offset by lower volumes.   Excluding plant closing related accruals of $3 million recorded in fiscal 2005 and $27 million recorded in the six months of fiscal 2004, operating income decreased $18 million.  The decrease in the Prepared Foods segment's operating income was primarily due to increased raw material prices.

FINANCIAL CONDITION

For the three months ended April 2, 2005, net cash totaling $35 million was provided by operating activities.  The decrease in cash provided by operating activities from the same period last year was primarily due to a net change in the working capital effect of $203 million, as well as a $43 million decrease in net income.  The change in working capital was primarily due to changes in the inventory balance during this quarter as compared to the same quarter of the prior year, as well as changes in accounts receivable and accounts payable balances caused by the timing of cash receipts and disbursements.  The Company used cash from operations and additional borrowings to fund $122 million of property, plant and equipment additions, to pay dividends of $13 million and to repurchase $11 million of the Company's Class A common stock in the open market.

For the six months ended April 2, 2005, net cash totaling $457 million was provided by operating activities. The decrease in cash provided by operating activities from the same period last year was primarily due to a decrease in net income of $52 million and a net change in the working capital effect of $32 million.  The change in working capital was primarily due to changes in interest payable and accounts payable balances caused by the timing of cash receipts and disbursements, as well as the increase in the inventory balance.  The Company used cash from operations to pay down debt by $160 million, to fund $232 million of property, plant and equipment additions, to pay dividends of $27 million and to repurchase $27 million of the Company's Class A common stock in the open market.  The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities.  Capital spending for fiscal 2005 is expected to be in the range of $600-$650 million, which reflects additional spending for a third fully dedicated case-ready plant, new facilities at its Corporate Center that will include a new office tower and house expanded product development kitchens and a new pilot production plant, provide space for the consumer insights group and make provisions for team member development activities and a variety of other projects that will increase automation and support value-added product growth.  The Company continues to evaluate potential international and domestic growth opportunities.

Working capital was $979 million at April 2, 2005, and $1.2 billion at October 2, 2004, a decrease of $260 million.  The current ratio at April 2, 2005, and October 2, 2004, was 1.4 to 1 and 1.5 to 1, respectively.  At April 2, 2005, total debt was 42.1% of total capitalization compared to 43.9% at October 2, 2004.

Total debt at April 2, 2005, was $3.2 billion, a decrease of $160 million from October 2, 2004.  The Company has unsecured revolving credit facilities totaling $1.0 billion that support the Company's commercial paper program. These $1.0 billion in facilities consist of $250 million that expire in September 2006 and $750 million that expire in June 2009.  Additionally, the Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consists of $375 million expiring August 2005 and $375 million expiring in August 2007.  At April 2, 2005, $82.5 million was outstanding under the receivables purchase agreement expiring in August 2005 and $82.5 million was outstanding under the agreement expiring in August 2007.  At October 2, 2004, $150 million was outstanding under the receivables purchase agreement expiring in August 2005 and $150 million was outstanding under the receivables purchase agreement expiring in August 2007. Outstanding debt at April 2, 2005, consisted of $2.8 billion of debt securities, $75 million of commercial paper and other indebtedness of $311 million.  The Company plans to use excess cash or short-term borrowings to either pay down or replace the $257 million portion of its debt that is due in fiscal 2005.

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio.  The Company was in compliance with all of its covenants at April 2, 2005.

The Company's foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows provided by operating activities.  Additionally, at April 2, 2005, the Company had unused borrowing capacity of $1.3 billion, consisting of $706 million available under its $1.0 billion unsecured revolving credit agreements and $585 million under its accounts receivable securitization.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

Commodities Risk The Company is a purchaser of certain commodities, such as corn, soybeans, livestock and natural gas in the course of normal operations.  The Company uses commodity futures to reduce the effect of changing prices and as a mechanism to procure the underlying commodity.  However, as the commodities underlying the Company's derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in the Company's results of operations.  Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting.  The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of April 2, 2005, and October 2, 2004, respectively, on fair value of open positions.  The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices.  The market risk exposure analysis includes hedge and non-hedge positions.  The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated.  The following sensitivity analysis reflects an inverse impact on earnings for changes in the fair value of open positions for livestock and natural gas and a direct impact on earnings for changes in the fair value of open positions for grain.

Effect of 10% change in fair value		in millions
	(unaudited)	(unaudited)
	April 2,	October 2,
	2005	2004
Livestock:
Cattle	$17	$12
Hogs	28	18

Grain	4	5
Natural Gas	12	13

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

Item 4.   Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Interim Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)).  Based on that evaluation, management, including the CEO and CFO, has concluded that, as of April 2, 2005, subject to the matters described below, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.  In addition, other than the matters described below, in the second fiscal quarter ending April 2, 2005, there has been no significant changes in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the first six months of fiscal 2005, management has taken a number of steps to remediate the identified issues including the following:

Access to the Company's financial system was restricted for those team members whose access was inappropriate at the end of fiscal 2004, and additional controls are in the process of being implemented to ensure that access is granted only to authorized team members.

Processes and enabling technology are being implemented to ensure that changes to certain applications are properly authorized, tested and approved.

The fixed asset inventory process will be repeated annually to ensure that all displaced, idle or retired fixed assets have been identified and recorded timely as such in the Company's financial statements.  The Company continues to strengthen additional control procedures related to the identification and write-down of impaired fixed assets.

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

In March 2004, the Company was advised that the SEC had commenced a formal, non-public investigation concerning the Company's disclosures of executive perquisites.  In August 2004, the Company announced that it had received notice that the staff of the SEC intended to recommend that the SEC bring a civil enforcement action against the Company and that it was considering seeking a monetary penalty.  The notice alleged that the Company's proxy statements for fiscal years 1997 through 2003 had failed to comply with SEC regulations with respect to the disclosure and description of perquisites totaling approximately $1.7 million provided to Don Tyson, former Senior Chairman of the Company, and that the Company had failed to maintain an adequate system of internal controls regarding the personal use of Company assets and the disclosure of perquisites and personal benefits.  In addition, Don Tyson received notice the staff intended to recommend that the SEC bring a similar civil enforcement action against him.  On April 28, 2005, the Company announced the SEC had given final approval to a settlement resolving the SEC's investigation.  Both the Company and Mr. Tyson consented to the entry of an administrative cease and desist order without admitting or denying wrongdoing. The SEC's order did not involve any other Tyson executives, employees or board members.  Under the terms of the settlement, the Company agreed to pay the SEC a civil penalty of $1.5 million and Don Tyson agreed to pay a civil penalty of $700,000.

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

On February 16, 2005, a putative shareholders derivative and class action lawsuit, Amalgamated Bank v. Don Tyson, et al., was filed in Delaware Chancery Court against certain present and former directors of the Company.  The Company is also named as a nominal defendant, with no relief sought against it.  The lawsuit contains three derivative claims which respectively allege that the defendant directors breached their fiduciary duties by approving (1) consulting contracts for Don Tyson and Robert Peterson in 2001, and other compensation for certain Tyson executives during 2001-2003, (2) certain option grants to certain officers and directors with alleged knowledge that the Company was about to make announcements that would cause the stock price to increase, and (3) various related-party transactions during 2001-2003 that plaintiff alleges were unfair to the Company.  The putative class action portion of the lawsuit claims that the Company's 2002, 2003 and 2004 proxy statements contained misrepresentations regarding certain executive compensation and seeks to void the Company's board of directors elections for those years.  Defendants filed a motion to dismiss on April 28, 2005.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding purchases by the Company of its Class A common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2 to January 29, 2005	206,258	$17.79	-	22,474,439
January 30 to March 5, 2005	141,555	17.23	-	22,474,439
March 6 to April 2, 2005	107,472	17.27	-	22,474,439
Total	455,285 (2)	$17.49	-	22,474,439

(1)        On February 7, 2003, the Company announced that the board of directors of the Company had approved a plan to repurchase up to 25,000,000 shares of Class A common stock from time to time in open market or privately negotiated transactions.  The plan has no fixed or scheduled termination date.

(2)        The Company purchased 455,285 shares during the period that were not made pursuant to the Company's previously announced stock repurchase plan, but were purchased to fund certain Company obligations under its equity compensation plans.  These purchases were made in open market transactions.

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

1.	The following directors were elected at the annual meeting of stockholders held February 4, 2005:

	Directors	Votes For	Votes Withheld
	Don Tyson	1,132,275,127	92,314,088
	John Tyson	1,139,808,868	84,780,347
	Leland Tollett	1,142,735,246	81,853,969
	Barbara Tyson	1,124,154,736	100,434,479
	Lloyd Hackley	1,211,848,322	12,740,893
	Jim Kever	1,208,150,673	16,438,542
	David Jones	1,214,424,590	10,164,625
	Richard Bond	1,139,443,495	85,145,720
	Jo Ann Smith	1,214,407,801	10,181,414
	Albert Zapanta	1,215,290,455	9,298,760

2.	Proposal to approve an Annual Incentive Compensation Plan for Senior Executive Officers:

	Votes For	1,170,424,489
	Votes Against	13,459,662
	Votes Abstained	925,919
	No Vote	39,779,145

3.	Proposal to approve the amendment and restatement of the Company's 2000 Stock Incentive Plan:

	Votes For	1,173,738,391
	Votes Against	10,200,301
	Votes Abstained	871,380
	No Vote	39,779,143

4.	Proposal to ratify the selection of Ernst & Young LLP, certified public accountants, as the Company's independent auditor for the fiscal year ending October 1, 2005:

	Votes For	1,214,576,112
	Votes Against	9,681,357
	Votes Abstained	331,746
	No Vote	0

5.

Vote to consider and act upon a shareholder proposal recommending that the Company prepare and submit to the shareholders of the Company a report, updated annually, disclosing the Company's policies for political contributions (both direct and indirect) made with corporate funds and a semi-annual report of political contributions, disclosing monetary and non-monetary contributions to candidates, parties, political committees and other organizations:

	Votes For	16,044,417
	Votes Against	1,155,878,079
	Votes Abstained	12,887,571
	No Vote	39,779,148

6.

Vote to consider and act upon a shareholder proposal recommending that the Company prepare a sustainability report, at reasonable cost and omitting proprietary information, examining the environmental impacts of both company-owned and contract farms:

	Votes For	56,001,600
	Votes Against	1,115,999,549
	Votes Abstained	12,808,922
	No Vote	39,779,144

Item 5.   Other Information

Not Applicable

Item 6.    Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description	Page
12.1	Calculation of Ratio of Earnings to Fixed Charges	54

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.	55

31.2	Certification of Interim Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.	56

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	57

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	58

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 10, 2005	/s/ Dennis Leatherby
Dennis Leatherby
Senior Vice President, Finance and
Treasurer and Interim Chief Financial Officer

Date: May 10, 2005	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer