Form 10-Q
period 2005-07-02
TYSON FOODS INC
filed 2005-08-11
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________to________

001-14704

(Commission File Number)

______________

TYSON FOODS, INC.

(Exact name of registrant as specified in its charter)

______________

Delaware	71-0225165
(State or other jurisdiction	(I.R.S Employer Identification No.)
of incorporation or organization)

2210 West Oaklawn Drive, Springdale, Arkansas	72762-6999
(Address of principal executive offices)	(Zip Code)

(479) 290-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒      No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 2, 2005.

Class	Outstanding Shares
Class A common stock, $0.10 Par Value	252,388,664
Class B common stock, $0.10 Par Value	101,622,048

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Sales	$6,708	$6,634	$19,519	$19,292
Cost of Sales	6,182	6,084	18,208	17,863
	526	550	1,311	1,429

Selling, General and Administrative	220	226	688	642
Other Charges	43	1	48	40

Operating Income	263	323	575	747
Other (Income) Expense:
Interest	56	67	172	208
Other	6	(2)	6	4
	62	65	178	212

Income before Income Taxes	201	258	397	535
Provision for Income Taxes	70	97	142	198
Net Income	$131	$161	$255	$337

Weighted Average Shares Outstanding:
Class A Basic	243	243	243	243
Class B Basic	102	102	102	102
Diluted	358	358	357	357

Earnings Per Share:
Class A Basic	$0.39	$0.48	$0.76	$1.00
Class B Basic	$0.35	$0.43	$0.68	$0.90
Diluted	$0.36	$0.45	$0.71	$0.94

Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.120	$0.120
Class B	$0.036	$0.036	$0.108	$0.108

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except per share data)

	(Unaudited) July 2, 2005	October 2, 2004
Assets
Current Assets:
Cash and cash equivalents	$32	$33
Accounts receivable, net	1,190	1,240
Inventories	2,022	2,063
Other current assets	115	196
Total Current Assets	3,359	3,532
Net Property, Plant and Equipment	3,972	3,964
Goodwill	2,529	2,558
Intangible Assets	144	149
Other Assets	362	261
Total Assets	$10,366	$10,464

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$302	$338
Trade accounts payable	896	945
Other current liabilities	1,182	1,010
Total Current Liabilities	2,380	2,293
Long-Term Debt	2,593	3,024
Deferred Income Taxes	691	695
Other Liabilities	174	160
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 268 million shares at July 2, 2005,
and October 2, 2004	27	27
Class B-authorized 900 million shares:
issued 102 million shares at July 2, 2005,
and October 2, 2004	10	10
Capital in excess of par value	1,837	1,849
Retained earnings	2,928	2,728
Accumulated other comprehensive income (loss)	27	(12)
	4,829	4,602
Less treasury stock, at cost-
15 million shares at July 2, 2005,
and 17 million shares at October 2, 2004	241	264
Less unamortized deferred compensation	60	46
Total Shareholders’ Equity	4,528	4,292
Total Liabilities and Shareholders’ Equity	$10,366	$10,464

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Cash Flows From Operating Activities:
Net income	$131	$161	$255	$337
Depreciation and amortization	126	121	377	359
Plant closing-related charges	8	(1)	12	28
Deferred income taxes and other	16	25	(12)	(11)
Net changes in working capital	183	(61)	289	77

Cash Provided by Operating Activities	464	245	921	790

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(163)	(115)	(395)	(346)
Proceeds from sale of assets	7	7	15	20
Proceeds from sale of investments	-	-	8	-
Purchases of marketable securities	(65)	(89)	(482)	(89)
Proceeds from marketable securities	57	-	440	-
Net changes in other assets and liabilities	14	5	16	(16)

Cash Used for Investing Activities	(150)	(192)	(398)	(431)

Cash Flows From Financing Activities:
Net change in debt	(307)	(62)	(467)	(281)
Purchases of treasury shares	(9)	(11)	(36)	(49)
Dividends	(14)	(14)	(41)	(41)
Stock options exercised and other	11	15	16	37

Cash Used for Financing Activities	(319)	(72)	(528)	(334)

Effect of Exchange Rate Change on Cash	2	-	4	1

Increase (Decrease) in Cash and Cash Equivalents	(3)	(19)	(1)	26

Cash and Cash Equivalents at Beginning of Period	35	70	33	25

Cash and Cash Equivalents at End of Period	$32	$51	$32	$51

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:	ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the Company), and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 2, 2004. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated condensed financial statements contain all adjustments, including normal recurring accruals, adjustments related to plant closings as disclosed in Note 2 and bovine spongiform encephalopathy (BSE) related charges as disclosed in Note 3, necessary to present fairly the financial position as of July 2, 2005, and the results of operations and cash flows for the three and nine months ended July 2, 2005, and June 26, 2004. The results of operations and cash flows for the three and nine months ended July 2, 2005, and June 26, 2004, are not necessarily indicative of the results to be expected for the full year.

STOCK OPTIONS

On December 29, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148). SFAS 148, which amended Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” does not require use of the fair value method of accounting for stock-based employee compensation. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock compensation plans. Accordingly, no compensation expense was recognized for its stock option issuances as stock options are issued with an exercise price equal to the closing price at the date of grant. The Company does issue restricted stock and records the fair value of such awards as deferred compensation amortized over the vesting period. Had compensation expense for the employee stock compensation plans been determined based on the fair value method of accounting for the Company’s stock compensation plans, the tax-effected impact would be as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Net income as reported	$131	$161	$255	$337
Stock-based employee compensation
expense included in net income,
net of tax	4	3	12	8
Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of tax	(6)	(4)	(18)	(12)
Pro forma net income	$129	$160	$249	$333
Earnings per share
As reported
Class A Basic	$0.39	$0.48	$0.76	$1.00
Class B Basic	0.35	0.43	0.68	0.90
Diluted	0.36	0.45	0.71	0.94
Pro forma
Class A Basic	0.38	0.47	0.74	0.99
Class B Basic	0.35	0.43	0.67	0.89
Diluted	$0.36	$0.44	$0.70	$0.93

INVESTMENTS

The Company has investments in marketable debt securities. As of July 2, 2005, $2 million were due in one year or less and were classified in other current assets in the Consolidated Condensed Balance Sheets and $139 million were classified in other assets in the Consolidated Condensed Balance Sheets, with maturities ranging from one to 30 years. As of October 2, 2004, $63 million were due in one year or less and were classified in other current assets in the Consolidated Condensed Balance Sheets and $36 million were classified in other assets in the Consolidated Condensed Balance Sheets, with maturities ranging from one to two years. The Company has applied Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), and has determined that all of its marketable debt securities are to be classified as available-for-sale investments. These investments are reported at fair value as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value judged to be other than temporary are recorded in other income, net. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143 (the Interpretation). Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), was issued in June 2001 and requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The associated asset costs are capitalized as part of the carrying amount of the long-lived asset. The Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. The Company is currently in the process of evaluating any potential effects of the Interpretation but does not believe its adoption will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The revision requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. SFAS No. 123R permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard. The Company will apply the modified prospective method upon adoption. In April 2005, the Securities and Exchange Commission announced it would provide for phased-in implementation of SFAS No. 123R. As a result, SFAS No. 123R is effective for the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company estimates that compensation expense related to employee stock options for fiscal 2006 is expected to be in the range of $10-$15 million. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company believes this reclass will not have a material impact on its Consolidated Statements of Cash Flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS No. 151). SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have a material impact on its consolidated financial statements.

In October 2004, the President signed into law the American Jobs Creation Act (the AJC Act). The AJC Act provides for the elimination of the Extraterritorial Income Exclusion (ETI) and allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities. The Company’s domestic, or U.S., production activities will qualify for the deduction. Based on the effective date of this provision of the AJC Act, the Company will be eligible for this deduction beginning in fiscal 2006. This provision will be phased in from fiscal 2006 through 2011 and provides for a deduction of between 3% and 9% of qualifying domestic production income over that period. Additionally, on December 21, 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1, which was effective upon issuance, states the deduction under this provision of the AJC Act should be accounted for as a special deduction in accordance with SFAS No. 109. The Company has not yet quantified the impact that will be realized from these provisions of the AJC Act.

The AJC Act also allows for an 85% dividends received deduction on the repatriation of certain earnings of foreign subsidiaries. On December 21, 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2, which was effective upon issuance, allows companies time beyond the financial reporting period of enactment to evaluate the effect of the AJC Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Additionally, FSP 109-2 provides guidance regarding the required disclosures surrounding a company’s reinvestment or repatriation of foreign earnings. The Company continues to evaluate this provision of the AJC Act to determine the amount of foreign earnings to repatriate and expects to complete its evaluation by the end of fiscal 2005. Currently the Company does not expect the potential repatriation to have a material impact on its effective tax rate.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” This issue involves the computation of earnings per share for companies that have multiple classes of common stock or have issued securities other than common stock that participate in dividends with common stock (participating securities). The EITF concluded that companies having participating securities are required to apply the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. The Company adopted EITF Issue No. 03-6 in the fourth quarter of fiscal 2004. As required by EITF Issue No. 03-6, prior period earnings per share have been restated as follows:

	For the periods ended June 26, 2004
	Three Months	Nine Months
Earnings per share as previously reported
Basic	$0.46	$0.97
Diluted	$0.45	$0.94

Earnings per share, restated in accordance with EITF Issue No. 03-6
Class A Basic	$0.48	$1.00
Class B Basic	$0.43	$0.90
Diluted	$0.45	$0.94

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed. The Act allows a possible subsidy to retirement health plan sponsors to help offset the costs of participant prescription drug benefits. In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Act” (the Position). The Position is effective for interim or annual periods beginning after June 15, 2004. The Position allows plan sponsors to recognize or defer recognizing the effects of the Act in its financial statements. Specific accounting guidance for this federal subsidy is pending and, when issued, could require the Company to change previously reported information. The Company’s accumulated postretirement benefit obligation and net periodic pension cost do not reflect the effects of the Act. The Company has elected to defer accounting for the Act and has estimated any future effect on its consolidated financial statements will not be material.

RECLASSIFICATIONS

Certain reclassifications related to segment reporting have been made to prior periods to conform to current presentations. The effect of these reclassifications is not material to the Company’s consolidated condensed financial statements.

NOTE 2:	OTHER CHARGES

In the fourth quarter of fiscal 2002, the Company recorded $26 million of costs related to the restructuring of its live swine operations that consisted of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring, including lagoon and pit closure costs and employee termination benefits. In the fourth quarter of 2004, the Company recorded an additional reserve of $6 million related to lagoon and pit closure costs. These amounts are reflected in the Company’s Pork segment as a reduction of operating income and included in the Consolidated Condensed Statements of Income in other charges. The Company is accounting for the restructuring of its live swine operations in accordance with Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination

Benefits and Other Costs to exit an Activity” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). As of July 2, 2005, $6 million of obligations under grower contracts and $12 million of other related costs had been paid. On July 19, 2005, the Company announced it had agreed to settle a lawsuit which had resulted from the restructuring of its live swine operations. The settlement resulted in the Company recording an additional $33 million of costs in the third quarter of fiscal 2005. For further discussion of the settlement see Note 9: Contingencies in the Notes to the Consolidated Condensed Financial Statements. No other material adjustments to the total accrual are anticipated at this time.

On July 19, 2005, the Company announced its decision to make improvements to one of its Forest, Mississippi, facilities, which will include more product lines, enabling the plant to increase its production of processed and marinated chicken, as well as improvements in the plant’s roofing, flooring and refrigeration systems. The improvements will be made at the former Choctaw Maid Farms location, which the Company acquired in the fourth quarter of fiscal 2003. Once the project is complete, the Company will close the Cleveland Street Forest, Mississippi, poultry operation and transfer production and employees to the newly upgraded facilities. The Company expects to complete the project by the end of the second quarter of fiscal 2006. The Cleveland Street Forest operation currently employs approximately 900 people. As a result of this decision, the Company recorded total costs of $9 million for estimated impairment charges in the third quarter of fiscal 2005. The amount is reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Condensed Statements of Income in other charges. The Company is accounting for the closing of the Cleveland Street Forest operation in accordance with SFAS No. 144 and Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). The Company expects to incur an additional $1 million in employee termination benefits and other plant closing related costs.

In July 2005, the Company announced its decision to close its Bentonville, Arkansas, facility. The Bentonville operation employs approximately 320 people and produces partially fried and raw breaded chicken tenders, fillets, livers and gizzards. The plant is scheduled to cease operations on October 1, 2005. The production from this facility will be transferred to the Company’s Russellville, Arkansas, poultry plant, where an expansion will enable the facility to absorb the Bentonville facility’s production. As a result of this decision, the Company recorded total costs of $1 million for estimated impairment charges in the third quarter of fiscal 2005. The amount is reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Condensed Statements of Income in other charges. The Company is accounting for the closing of the Bentonville operation in accordance with SFAS No. 144 and SFAS No. 146. The Company expects to incur an additional $1 million in employee termination benefits and other plant closing related costs.

In December 2004, the Company announced its decision to close its Portland, Maine, facility. The Portland operation employed approximately 285 people and produced sliced meats and cooked roast beef. The plant ceased operations February 4, 2005, and the production from this facility has been transferred to other locations. As a result of the decision, the Company recorded total costs of $4 million ($3 million and $1 million in the first and second quarters, respectively, of fiscal 2005) that included $2 million of estimated impairment charges for assets to be disposed and $2 million of employee termination benefits. This amount is reflected in the Prepared Foods segment as a reduction of operating income and included in the Consolidated Condensed Statements of Income in other charges. The Company accounted for the closing of the Portland operation in accordance with SFAS No. 146 and SFAS No. 144. As of July 2, 2005, $1 million of employee termination benefits had been paid. No material adjustments to the total accrual are anticipated at this time.

In February 2004, the Company announced its decision to consolidate its manufacturing operations in Jackson, Mississippi, into the former Choctaw Maid Farms Carthage, Mississippi, facility, which the Company acquired in the fourth quarter of fiscal 2003. The Jackson location employed approximately 800 people and was a poultry processing facility, including processing and deboning operations. As a result of this decision, the Company recorded total costs of approximately $9 million ($8 million in the second quarter of fiscal 2004 and $1 million in the third quarter of fiscal 2004) that included approximately $8 million of estimated impairment charges for assets to be disposed of and $1 million of employee termination benefits. The Company accounted for the closing of the Jackson operation in accordance with SFAS No. 146 and SFAS No. 144. This amount is reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Statements of Income in other charges. The Jackson location ceased operations in August 2004. As of October 2, 2004, the Company had fully paid its estimated termination benefits of $1 million. No material adjustments have been made to the accrual in fiscal 2005, and none are anticipated.

In April 2003, the Company announced its decision to close its Berlin, Maryland, poultry operation. The Berlin poultry operation employed approximately 650 people and included a hatchery, a feed mill, live production and a processing facility. The facility ceased processing chickens November 12, 2003. As a result of this decision, the Company recorded total costs of $29 million ($4 million in the first quarter of fiscal 2004 and $25 million in fiscal 2003) that included $14 million related to closing the plant and $15 million of estimated impairment charges for assets to be disposed. These amounts are reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Condensed Statements of Income in other charges. The costs related to closing the plant include $9 million for estimated liabilities for the resolution of the Company’s obligations under 209 grower contracts, and $5 million of other related costs associated with the closing of the operation, including plant clean-up costs and employee termination benefits. The Company accounted for the closing of the Berlin operation in accordance with SFAS No. 146 and SFAS No. 144. At October 2, 2004, $9 million of obligations under grower contracts and $3 million of other closing costs had been paid. Additionally, a $2 million decrease to the original accrual was recorded in the fourth quarter of fiscal 2004. No material adjustments have been made to the accrual in fiscal 2005, and none are anticipated.

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

On December 23, 2003, the U.S. Department of Agriculture announced that a single case of BSE had been diagnosed in a Washington State dairy cow. The effect on the Company’s Beef segment caused by that announcement, along with the decision of various countries to restrict imports of U.S. beef products, resulted in the Company recording BSE-related pretax charges of approximately $61 million in the first quarter fiscal 2004. These charges were included in cost of sales and primarily related to the decline in value of finished product inventory destined for international markets, whether in-transit, located at the shipping ports or located within domestic storage, as well as live cattle inventory and open futures positions. No additional material charges have been made subsequent to the initial BSE-related charges recorded in first quarter of fiscal 2004.

NOTE 4:	FINANCIAL INSTRUMENTS

The Company purchases certain commodities in the course of normal operations such as corn, soybeans, livestock and natural gas. As part of the Company’s commodity risk management activities, the Company uses derivative financial instruments, primarily futures and swaps, to reduce its exposure to various market risks related to these purchases. Generally, contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended. If a derivative instrument is a hedge, as defined by SFAS No. 133, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings as a component of cost of sales.

The Company had derivative related balances of $60 million and $87 million recorded in other current assets at July 2, 2005, and October 2, 2004, respectively, and $71 million and $83 million in other current liabilities at July 2, 2005, and October 2, 2004, respectively.

Cash flow hedges: The Company uses derivatives to moderate the financial and commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. The Company also enters into interest rate swap agreements to adjust the proportion of total long-term debt and leveraged equipment loans that are subject to variable interest rates. Under these interest rate swaps, the Company agrees to pay a fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. These interest rate swaps are considered to be a hedge against changes in the amount of future cash flows associated with the Company’s variable rate interest payments.

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in shareholders’ equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. Ineffectiveness recorded related to the Company’s cash flow hedges was not significant during the three and nine months ended July 2, 2005, and June 26, 2004.

Derivative products related to grain procurement, such as futures and option contracts that meet the criteria for SFAS No. 133 hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement. The Company applies SFAS No. 133 hedge accounting to derivative products related to grain procurement that are hedging physical grain contracts that have previously been purchased. The Company does not purchase derivative products related to grain procurement in excess of its physical grain consumption requirements. The Company’s grain procurement hedging activities are for the grain commodity purchase price only and do not hedge other components of grain cost such as basis differential and freight costs. The after tax gains, net of losses, recorded in other comprehensive income (loss) at July 2, 2005, related to cash flow hedges, were $4 million. These gains will be recognized within the next 12 months. The Company generally does not hedge cash flows related to commodities beyond 12 months. Of this amount, the portion resulting from the Company’s open mark-to-market SFAS No. 133 hedge positions was not significant as of July 2, 2005.

Fair value hedges: The Company designates certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter and natural gas for the operation of its plants. From time to time, the Company also enters into foreign currency forward contracts to hedge changes in fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies; however, the Company has not entered into any material contracts during the three and nine months ended July 2, 2005, and June 26, 2004. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness recorded related to the Company’s fair value hedges was not significant during the three and nine months ended July 2, 2005, and June 26, 2004.

Undesignated positions: The Company holds positions as part of its risk management activities, primarily certain grain, livestock and natural gas futures for which it does not apply SFAS No. 133 hedge accounting, but instead marks these positions to fair value through earnings at each reporting date. Changes in market value of derivatives used in the Company’s risk management activities surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. Changes in market value of derivatives used in the Company’s risk management activities surrounding forward sales contracts are recorded in sales. The Company generally does not enter into undesignated positions beyond 12 months.

Based on the Company’s evaluation of the grain markets, the Company has at times entered into a portion of its derivative products related to grain procurement prior to purchasing the physical grain contracts. The Company has not applied SFAS No. 133 hedge accounting treatment for these derivative positions. In connection with these risk management activities, the

Company recognized pretax net gains of approximately $6 million and $8 million in cost of sales for the three and nine months ended July 2, 2005, respectively. For the three and nine months ended June 26, 2004, the Company recognized pretax gains of $5 million and $102 million, respectively. The gains in the prior year were due primarily to the increase in grain futures prices during the second quarter of fiscal 2004 and the Company having a higher number of derivative positions in place as compared to the current year.

Additionally, the Company enters into certain forward sales of boxed beef and pork at fixed prices and has positions in livestock futures to mitigate the market risk associated with these fixed price forward sales. The fixed price sales contract locks in the proceeds from a sale in the future, although, the cost of the livestock and the related boxed beef and pork market prices at the time of the sale will vary from this fixed price, creating market risk. Therefore, as fixed forward sales are entered into, the Company also enters into the appropriate number of livestock futures positions. The Company believes this is an effective economic hedge; however, the correlation does not qualify for SFAS No. 133 hedge accounting. Consequently, changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date even though the economic impact of the Company’s fixed sales price being above or below the market price is only realized at the time of sale. In connection with these livestock futures, the Company recorded net losses of $21 million and $22 million for the three and nine months ended July 2, 2005, respectively, which included an unrealized pretax loss on open mark-to-market futures positions of approximately $1 million as of July 2, 2005. For the three and nine months ended June 26, 2004, the Company recorded net gains of $46 million and $28 million.

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

	July 2,	October 2,
	2005	2004
Processed products	$1,155	$1,197
Livestock	555	545
Supplies and other	312	321
Total inventory	$2,022	$2,063

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	July 2,	October 2,
	2005	2004
Land	$111	$111
Buildings and leasehold improvements	2,326	2,307
Machinery and equipment	4,004	3,981
Land improvements and other	194	194
Buildings and equipment under construction	363	218
	6,998	6,811
Less accumulated depreciation	3,026	2,847
Net property, plant and equipment	$3,972	$3,964

NOTE 7:	OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	July 2,	October 2,
	2005	2004
Accrued salaries, wages and benefits	$284	$270
Self insurance reserves	263	248
Income taxes payable	198	149
Other	437	343
Total other current liabilities	$1,182	$1,010

NOTE 8:	LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

		July 2,	October 2,
	Maturity	2005	2004
Commercial paper (3.50% effective rate at 7/2/05
and 2.05% effective rate at 10/2/04)	Various	$15	$86
Revolving Credit Facilities	2006, 2009	-	-
Senior notes and Notes
(rates ranging from 6.13% to 8.25%)	2006–2028	2,667	2,816
Accounts Receivable Securitization (3.84% effective
rate at 7/2/05 and 2.51% effective rate at 10/2/04)	2005, 2007	75	300
Institutional notes
(10.84% effective rate at 7/2/05 and 10/2/04)	2005–2006	20	20
Leveraged equipment loans
(rates ranging from 4.67% to 5.99%)	2005–2009	69	85
Other	Various	49	55
Total debt		2,895	3,362
Less current debt		302	338
Total long-term debt		$2,593	$3,024

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company was in compliance with all of its covenants at July 2, 2005.

The Company has unsecured revolving credit facilities totaling $1.0 billion that support the Company’s commercial paper program, letters of credit and other short-term funding needs. These facilities consist of $250 million that expire in September 2006 and $750 million that expire in June 2009. At July 2, 2005, the Company had outstanding letters of credit totaling approximately $205 million issued primarily in support of workers’ compensation insurance programs, derivative activities and leveraged equipment loans. There were no draw downs under these letters of credit at July 2, 2005. At July 2, 2005, and October 2, 2004, there were no amounts drawn under the revolving credit facilities; however, the outstanding letters of credit reduce the amount available under the revolving credit facilities.

At July 2, 2005, the Company had a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consisted of $375 million expiring in August 2005 and $375 million expiring in August 2007. On August 10,

2005, the Company extended the expiration dates under the receivables purchase agreement to provide that $375 million under the agreement expire in August 2006 and $375 million expire in August 2008. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of the Company’s accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company. TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC’s equity holder. At July 2, 2005, $37.5 million was outstanding under the receivables purchase agreement expiring in August 2005 and $37.5 million was outstanding under the receivables purchase agreement expiring in August 2007. At October 2, 2004, $150 million was outstanding under the receivables purchase agreement expiring in August 2005 and $150 million was outstanding under the receivables purchase agreement expiring in August 2007.

The Company guarantees debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt range from nine to 10 years and the maximum potential amount of future payments as of July 2, 2005, was $66 million. The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $106 million, of which, approximately $22 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered to be probable. At July 2, 2005, and October 2, 2004, no liabilities for guarantees were recorded.

The Company has fully and unconditionally guaranteed $476 million of senior notes issued by Tyson Fresh Meats, Inc., a wholly-owned subsidiary of the Company.

NOTE 9:	CONTINGENCIES

Listed below are certain claims made against the Company and its subsidiaries. In the Company’s opinion, it has made appropriate and adequate reserves, accruals and disclosures where necessary and the Company believes the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals and reserves are not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations of the Company. The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

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

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the FLSA. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. To date, approximately 5,100 consents have been filed with the District Court. Plaintiff’s motion for conditional collective treatment and court-supervised notice to additional putative class members was denied on February 27, 2004. The plaintiffs refiled their motion for conditional collective treatment and court-supervised notice to additional putative class members on April 2, 2004, and the District Court has not ruled on this motion. Discovery is in process. No trial date has been set. The matter has been stayed pending the outcome of Alvarez and Tum presently before the U.S. Supreme Court.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox in that the employees claim violations of the FLSA for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. There are approximately 560 additional current or former employees who have filed consents to join the lawsuit. The District Court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities. On July 17, 2002, the District Court granted the plaintiffs' motion to certify the state law claims. On September 23, 2002, the Third Circuit Court of Appeals agreed to hear the Company's petition to review the District Court's decision to certify the state law claims. On September 8, 2003, the Court of Appeals reversed the District Court’s certification of a class under the Pennsylvania Wage Payment & Collection Law, ruling that those claims could not be pursued in federal court. The Court of Appeals further ruled that the Company must reissue notice of their potential FLSA claims to approximately 2,170 employees who did not previously receive notice. The Court of Appeals remanded the matter to the District Court to proceed accordingly on September 30, 2003, and notice was reissued. Further proceedings in the District Court are pending, and no trial date has been set. The District Court has stayed the proceedings in this matter pending the outcome of Alvarez and Tum presently before the U.S. Supreme Court.

In 1998, a lawsuit entitled Alvarez, et al. v. IBP (Alvarez) was filed in the U.S. District Court for the Eastern District of Washington against IBP (n/k/a Tyson Fresh Meats, Inc. or TFM) by employees of its Pasco, Washington beef slaughter and processing facility. Plaintiffs brought this action on behalf of themselves and TFM’s Pasco employees alleging violations of the Fair Labor Standards Act, 29 U.S.C. Sections 201-219; the Washington Minimum Wage Act, Revised Code of Washington (“RCW”) Chapter 49.46; the Industrial Welfare Act, RCW Chapter 49.12; the Wages-Reductions-Contributions Rebates Act, RCW Chapter 49.52; and related regulations. Eight hundred fifteen plaintiffs sought additional compensation principally for the time required to (1) don and doff protective clothing at the beginning and the end of the workday and at meal periods; (2) walk between lockers or other locations where protective clothing was stored or distributed and their workstations; and (3) wash protective clothing and other equipment items at the end of the work shift. Trial was held from September 27, 2000, until October 27, 2000. On September 14, 2001, the District Court entered its Findings of Fact and Conclusions of Law, which resulted in a $3.1 million judgment against TFM, comprised of back wages, exemplary damages, and liquidated damages, with as yet no specified amount for prejudgment interest. On December 14, 2001, the District Court awarded an additional $2 million for attorney fees and costs. TFM filed a timely Notice of Appeal and Plaintiffs filed a timely notice of Cross-Appeal. On August 5, 2003, the Ninth Circuit Court of Appeals affirmed the District Court’s decision in part and reversed in part, and remanded the case to the District Court for recalculation of damages. If the ruling of the Court of Appeals is upheld in its entirety, TFM will have additional exposure in Alvarez of approximately $5 million. TFM filed a petition for rehearing by the panel of the Court of Appeals or, in the alternative, a rehearing en banc, which was denied on December 2, 2003. It also filed a petition to certify state law claims to the Washington Supreme Court which was denied on September 23, 2003. On December 5, 2003, TFM filed a Petition to Stay the Mandate stating it would file a Petition for Certiorari with the U.S. Supreme Court seeking the Court’s review of the Ninth Circuit’s adverse opinion. A Stay of the Mandate was ordered by the Ninth Circuit on December 10, 2003. A Petition for Certiorari was filed with the U.S. Supreme Court on February 26, 2004. After the parties completed briefing on the Petition, on

May 3, 2004 the Court invited the U.S. Solicitor General to express its views on the pending Petition. On October 25, 2004, the Solicitor filed its response, acknowledging the issues warranted further review but advising that a First Circuit case (Tum) would be better suited for the Court’s consideration of the issues. On February 22, 2005, the U.S. Supreme Court granted certiorari on both the Alvarez and Tum petitions. Oral argument is scheduled before the U.S. Supreme Court on October 3, 2005.

On November 5, 2001, a follow-on lawsuit to Alvarez, entitled Maria Chavez, et al. v. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. (Chavez) was filed in the U.S. District Court for the Eastern District of Washington by employees of TFM’s Pasco, Washington beef slaughter, processing and hides facilities, again alleging violations of the FLSA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The Chavez lawsuit similarly alleges TFM and/or the Company required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing and equipment, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege the holdings in Alvarez support a claim of collateral estoppel and/or res judicata as to many of the issues raised in this litigation. Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but the District Court granted Plaintiff’s motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23 and notice was sent to potential state law claim class members. The state-law class contains approximately 3,900 class members, including approximately 1,200 on the federal claim. The trial was held from September 7, 2004, through October 4, 2004. The District Court issued its proposed findings of fact and conclusions of law on December 8, 2004. The parties provided the District Court with their objections to the proposed findings of fact and conclusions of law and submitted trial briefs on damages. The District Court heard oral arguments based upon the party’s objections and damages briefings March 29, 2005. The District Court then filed its final findings of facts and conclusions of law on the liability phase of the trial on May 18, 2005 and on the damages on June 28, 2005 and July 14, 2005. On July 20, 2005, judgment was entered for $11.4 million, exclusive of costs and attorney fees.

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee. Ten current and former hourly employees of TFM's case-ready facility in Goodlettsville, Tennessee, filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming that the defendants violated the overtime provisions of the FLSA. The suit alleges that defendants failed to pay employees for all hours worked from the plant's commencement of operations in April 2001. In particular, the suit alleges that employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period. The suit also alleges that the Company deducts 30 minutes per day from employees' paychecks regardless of whether employees obtain a full 30-minute period for their meal. Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs. On January 15, 2003, the Company filed an answer to the complaint denying any liability. On January 14, 2003, the named plaintiffs filed a motion for expedited court-supervised notice to prospective class members. The motion sought to conditionally certify a class of similarly situated employees at all of TFM's non-union facilities that were not previously made the subject of FLSA litigation. Plaintiffs then withdrew a request for conditional certification of similarly situated employees at all of TFM’s non-union facilities and rather sought to include all non-exempt employees that have worked at the Goodlettsville facility since its opening. On June 9, 2003, the Company filed a Motion for Summary Judgment seeking the applicability of the injunction entered by the U.S. District Court for the District of Kansas and affirmed by the U.S. Court of Appeals for the Tenth Circuit (Metzler v. IBP, inc. 127 F. 3rd 959, 10th Cir. 1997), which the Company contends has a preclusive effect as to plaintiffs’ claims based on pre- and post-shift activities. The plaintiffs conducted discovery limited to that issue and responded to said Motion on June 18, 2004. The Company filed its reply on July 2, 2004. On October 12, 2004, the District Court denied the Company’s motion for summary judgment. On November 17, 2003, the District Court conditionally certified a collective action composed of similarly situated current and former employees at the Goodlettsville facility based upon clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001. Class Notices to approximately 4,500 prospective class members were mailed on January 21, 2004. Approximately 525 current and former employees have opted into the class. The District Court stayed discovery on November 8, 2004, and administratively closed the action January 21, 2005 pending the U.S. Supreme Court’s determinations in Alvarez and Tum.

Securities Matters:  Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP, inc. (IBP) stock from March 29, 2001, when the Company announced its intention to terminate its merger agreement with IBP, through June 15, 2001, when a Delaware state court rendered its Post-Trial Opinion ordering the merger to proceed. Plaintiffs in the various actions alleged that the defendants violated federal securities laws by making, causing or allowing to be made, certain allegedly false and misleading statements in a March 29, 2001, press release issued in connection with the Company's attempted termination of the merger agreement. The plaintiffs alleged that, as a result of the defendants' alleged conduct, purported class members were harmed by an alleged artificial deflation in the price of IBP’s stock during the proposed class period. The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation and, on December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint. On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint. By memorandum order dated October 23, 2002, the District Court granted in part and denied in part the defendants' motion to dismiss. On October 6, 2003, the District Court certified a class consisting of those who purchased IBP securities on or before March 29, 2001, and subsequently sold such securities from March 30 through June 15, 2001, inclusive, and sustained damages as a result of such transaction. Following the conclusion of discovery in the case, plaintiffs and defendants each filed motions for summary judgment. On June 17, 2004, the District Court rendered an opinion in favor of defendants and against plaintiffs on all of plaintiffs’ claims, and entered an order to that effect. On June 28, 2004, defendants filed a motion requesting the District Court to modify its order to include judgment in defendants’ favor against the class and on July 30, 2004, the District Court entered such an order. On August 6, 2004, plaintiffs filed a Notice of Appeal. Plaintiffs filed their brief on the appeal on December 8, 2004, defendants filed their response on January 24, 2005 plaintiffs filed their reply brief on February 24, 2005. Oral arguments on the appeal have been set for September 12, 2005.

General Matters:  In July 1996, certain cattle producers filed Henry Lee Pickett, et al. v. IBP, inc. in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleged that TFM used its market power and alleged "captive supply" agreements to reduce the prices paid by TFM on purchases of cattle in the cash market in alleged violation of the Packers and Stockyards Act (PSA).  Plaintiffs sought injunctive and declaratory relief, as well as actual and punitive damages. Plaintiffs submitted an amended expert report on November 19, 2003, showing alleged damages on all cash market purchases by TFM of approximately $2.1 billion.  Trial of this matter began on January 12, 2004, and concluded on February 10, 2004. On February 17, 2004, a jury returned a verdict against TFM on liability and gave an “advisory” verdict on damages that estimated the impact on the cash market (i.e., a group larger than the class) to be $1.28 billion. On February 25, 2004, TFM filed a renewed motion requesting the District Court to enter a judgment as a matter of law (JMOL) for TFM. On March 1, 2004, the plaintiffs filed motions asking the District Court to enter the $1.28 billion advisory verdict as an award of damages to the plaintiffs and requesting prejudgment interest. On March 22, 2004, the District Court denied the plaintiff’s motions for entry of a damages award. On April 23, 2004, the District Court granted TFM’s JMOL motion, and held (i) TFM had legitimate business reasons for using “captive supplies,” (ii) there was “no evidence before the Court to suggest that [TFM’s] conduct is illegal,” and (iii) “plaintiffs failed to present evidence at trial to sustain their burden with respect to liability and damages.” The plaintiffs have appealed the District Court’s entry of judgment in favor of TFM to the 11th Circuit Court of Appeals. Oral arguments were heard by the Court of Appeals on December 17, 2004 and the Company is presently awaiting their decision.

On September 12, 2002, 82 individual plaintiffs filed Michael Archer, et al. v. Tyson Foods, Inc. and The Pork Group, Inc., CIV 2002-497, in the Circuit Court of Pope County, Arkansas. On August 18, 2002, the Company announced a restructuring of its live swine operations which, among other things, resulted in the discontinuance of relationships with approximately 130 contract hog producers, including the plaintiffs. In their complaint, the plaintiffs allege that the Company committed fraud and should be promissorily estopped from terminating the parties' relationship. The plaintiffs sought an unspecified amount of compensatory damages, punitive damages, attorney fees and costs. Trial was scheduled to begin August 1, 2005. On July 19, 2005, the Company announced it had agreed to settle the lawsuit and pay $42.5 million to 85 contract growing operations. A definitive settlement agreement has been signed and on August 2, 2005, the court approved the settlement. Pursuant to the settlement agreement, the growers will be subject to a court order requiring them to properly close the environmental waste systems no longer in use on their farms.

NOTE 10:	DEFERRED COMPENSATION

In July 2003, the Compensation Committee authorized the Company to award performance-based shares of the Company’s Class A common stock to certain senior executive officers on the first business day of each of the Company’s 2004, 2005 and 2006 fiscal years having an initial maximum aggregate value of $4.4 million on the date of each award. In September 2004, the Compensation Committee authorized the expansion of the fiscal 2005 awards to include additional senior officers, which increases the initial maximum aggregate value for the 2005 grants by $2.1 million. The vesting of the performance-based shares for the 2004 and 2005 awards is over three years, and the vesting of the 2006 award is over two and one-half years (the Vesting Period), each award being subject to the attainment of Company goals determined by the Compensation Committee prior to the date of the award. The Company reviews progress towards the attainment of Company goals each quarter during the Vesting Period to determine the appropriate adjustment to the deferred compensation liability for the anticipated vesting of the shares. The attainment of Company goals can only be finally determined at the end of the Vesting Period. If the shares vest, the ultimate cost to the Company will be equal to the Class A common stock price on the date the shares vest times the number of shares awarded.

NOTE 11:	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for the pension and other postretirement benefit plans that were recognized in the Consolidated Condensed Statements of Income were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Service cost	$2	$3	$-	$1
Interest cost	1	1	1	1
Amortization of prior
service cost	-	-	-	(1)
Expected return on plan assets	(1)	(1)	-	-
Net periodic benefit cost	$2	$3	$1	$1

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Service cost	$5	$4	$-	$1
Interest cost	4	3	3	3
Amortization of prior
service cost	1	-	(1)	(1)
Expected return on plan assets	(4)	(3)	-	-
Net periodic benefit cost	$6	$4	$2	$3

During the third quarter and nine months of fiscal 2005, no contributions were made to the Company’s pension plans. However, the Company continues to anticipate contributions of approximately $9 million to the pension plans in the fourth quarter of fiscal 2005. The Company contributed $2 million and $7 million to its other postretirement benefit plans during the third quarter and nine months of fiscal 2005, respectively, and additional contributions of approximately $3 million are expected in the fourth quarter of fiscal 2005.

NOTE 12:	INCOME TAXES

The effective tax rate for the third quarter and nine months of fiscal 2005 was 35.2% and 35.9%, respectively, as compared to 37.8% and 37.1% for the same periods of fiscal 2004. The effective rate for the third quarter and nine months of fiscal 2005 was reduced by such items as the ETI benefit and general business credits, which was partially offset by such items as certain IRS audit adjustments, and other nondeductible expense items. On October 11, 2004, the Senate passed the American Jobs Creation Act of 2004 (the AJC Act), which was signed into law by the President on October 22, 2004. This new law provides for the repeal of the ETI deduction and the replacement with a domestic production deduction. The phase out of the ETI deduction for fiscal 2005 will allow the Company to take 100% of the prior law deduction for the first quarter of fiscal 2005 and 80% of the prior law deduction for the remainder of the year. In addition, the Company anticipates its production income will qualify for the domestic production deduction which will be applicable to the Company beginning in fiscal 2006. This provision will be phased in from fiscal 2006 through fiscal 2011 and provides for a deduction of between 3% and 9% of qualifying domestic production income over that period. The Company has not yet quantified the impact that will be realized from this provision of the AJC Act. During fiscal 2004, the law that allowed certain general business credits available to the Company expired. In the first quarter of fiscal 2005, the law was extended retroactively, therefore the benefit of the expired credits from 2004 were recognized in the first quarter, thus reducing the first quarter effective tax rate.

The AJC Act also contains a provision which allows for an 85% dividends received deduction with respect to certain dividends received from foreign subsidiaries. The U.S. Treasury recently issued guidance that appears to clarify some of the provisions of the AJC Act. Additional guidance is expected which includes a Technical Corrections Bill recently introduced in the U.S. Congress and further guidance from the U.S. Treasury and the Internal Revenue Service. Subject to such guidance, the Company might repatriate up to $500 million in extraordinary dividends under the provisions of the AJC Act. The range of income tax effect of such extraordinary dividends cannot be reasonably estimated until the further guidance mentioned above is received. However, at this time, the Company does not expect the potential extraordinary dividend to have a material impact on its effective tax rate.

NOTE 13:	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Numerator:
Net income	$131	$161	$255	$337
Less Dividends:
Class A ($0.040/share/quarter)	10	10	30	30
Class B ($0.036/share/quarter)	4	4	11	11
Undistributed earnings	$117	$147	$214	$296

Class A undistributed earnings	85	107	155	215
Class B undistributed earnings	32	40	59	81
Total undistributed earnings	$117	$147	$214	$296

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	243	243	243	243
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	102	102	102	102
Effect of dilutive securities:
Stock options and restricted stock	13	13	12	12
Denominator for diluted earnings per
share – adjusted weighted average
shares and assumed conversions	358	358	357	357

Class A Basic earnings per share	$0.39	$0.48	$0.76	$1.00
Class B Basic earnings per share	$0.35	$0.43	$0.68	$0.90
Diluted earnings per share	$0.36	$0.45	$0.71	$0.94

Approximately two million of the Company’s option shares were antidilutive for the three and nine months ended July 2, 2005, and zero and two million were antidilutive for the three and nine months ended June 26, 2004, respectively. These shares were not included in the dilutive earnings per share calculation.

NOTE 14:	COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Net income	$131	$161	$255	$337
Other comprehensive income (loss), net of tax:
Currency translation adjustment	9	(11)	16	(5)
Pension unrealized loss	-	-	(5)	-
Investments unrealized loss	-	-	(1)	-
Derivative gain (loss)	4	(7)	5	38
Derivative loss (gain) reclassified to income statement	1	(24)	24	(26)
Total comprehensive income	$145	$119	$294	$344

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Income tax benefit (expense):
Pension unrealized loss	$-	$-	$2	$-
Investments unrealized loss	-	-	-	-
Derivative gain (loss)	(2)	5	(3)	(24)
Derivative loss (gain) reclassified to income statement	(1)	16	(15)	17
Total income tax benefit (expense)	$(3)	$21	$(16)	$(7)

The Company has deemed the majority of the U.S. dollar denominated intercompany balance between its Canadian subsidiary, Lakeside Farm Industries, Ltd. and its parent, Tyson Fresh Meats, Inc., as being long-term in nature. As a result, the effect of any foreign currency exchange related to the balance considered long-term in nature is reflected in the currency translation line item of other comprehensive income.

NOTE 15:	SUPPLEMENTAL CASH FLOW INFORMATION

The following non-cash transaction was excluded from the Consolidated Condensed Statements of Cash Flows for the third quarter of fiscal 2005. A $26 million change in goodwill in the third quarter of fiscal 2005 from the April 2, 2005, balance and a corresponding change in other current liabilities was due to an adjustment of pre-acquisition tax liabilities assumed as part of the TFM acquisition. During the third quarter of fiscal 2005, it was determined that this accrual of $26 million of pre-acquisition tax liability was no longer needed due to the closing of an IRS examination. As a result, the current liability and the goodwill were adjusted in the third quarter of fiscal 2005.

In fiscal 2004, a similar non-cash transaction was excluded from the Consolidated Condensed Statements of Cash Flows in the first quarter and nine months of fiscal 2004. The $91 million change in goodwill in the first quarter of fiscal 2004 from the September 27, 2003, balance and a corresponding change in other current liabilities was due to an adjustment of pre-acquisition tax liabilities assumed as part of the TFM acquisition. The Company received formal approval during the first quarter of fiscal 2004 from The

Joint Committee on Taxation of the U.S. Congress for issues relating to certain pre-acquisition years. As a result of this approval, the accrual of $91 million of pre-acquisition tax liability was no longer needed.

NOTE 16:	SEGMENT REPORTING

The Company operates in five business segments: Chicken, Beef, Pork, Prepared Foods and Other. The Company measures segment profit as operating income.

Chicken segment is involved primarily in the processing of live chickens into fresh, frozen and value-added chicken products. The Chicken segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. The Chicken segment also includes sales from allied products and the Company’s chicken breeding stock subsidiary.

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

Pork segment is involved primarily in the processing of live market hogs and fabrication of pork carcasses into primal and sub-primal cuts and case-ready products. This segment also represents the Company’s live swine group and related allied product processing activities. The Pork segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. It also sells allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork processors.

Prepared Foods segment includes the Company’s operations that manufacture and market frozen and refrigerated food products. Products include pepperoni, beef and pork toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes and processed meats. The Prepared Foods segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments, such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.

Other segment includes the logistics group and other corporate activities not identified with specific protein groups.

Information on segments and a reconciliation to income before taxes on income are as follows, (in millions):

	Three Months Ended			Nine Months Ended
	July 2,		June 26,	July 2,		June 26,
	2005		2004	2005		2004
Sales:
Chicken	$2,085		$2,111	$6,207		$6,054
Beef	3,102		2,973	8,671		8,803
Pork	811		828	2,484		2,296
Prepared Foods	696		707	2,119		2,097
Other	14		15	38		42
Total Sales	$6,708		$6,634	$19,519		$19,292

Operating Income:
Chicken	$198	(a)	$145	$445	(c)	$450	(h)
Beef	36		118	1	(d)	87	(i)
Pork	(19)	(b)	34	15	(e)	117
Prepared Foods	28		7	60	(f)	33	(j)
Other	20		19	54		60
Total Operating Income	263		323	575		747

Other Expense	62		65	178	(g)	212

Income before Income Taxes	$201		$258	$397		$535

a.	Includes $10 million of pretax charges primarily related to the closing of the Cleveland Street Forest, Mississippi, and Bentonville, Arkansas, poultry operations.
b.	Includes $33 million of pretax charges related to a legal settlement involving the Company’s live swine operations.
c.	Includes $12 million of pretax charges primarily related to the closing of the Cleveland Street Forest, Mississippi, and Bentonville, Arkansas, poultry operations.
d.	Includes $10 million of pretax gains related to vitamin antitrust litigation.
e.	Includes $33 million of pretax charges related to a legal settlement involving the Company’s live swine operations and $2 million of pretax gains related to vitamin antitrust litigation.
f.	Includes $3 million of pretax charges primarily related to the closing of the Portland, Maine, facility.
g.	Includes $8 million of pretax gains related to the sale of the Company’s remaining interest in Specialty Brands, Inc.
h.	Includes $13 million of pretax charges related to the closings of the Berlin, Maryland, and Jackson, Mississippi, poultry operations.
i.	Includes $61 million of pretax BSE-related charges.
j.	Includes $27 million of pretax charges related to the closings of the Manchester, New Hampshire, Augusta, Maine and

Mexican Original Fayetteville, Arkansas, facilities.

The Beef segment had sales of $26 million and $16 million in the third quarter of fiscal years 2005 and 2004, respectively, and sales of $62 million and $57 million in the nine months of fiscal years 2005 and 2004, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $109 million and $129 million in the third quarter of fiscal years 2005 and 2004, respectively, and sales of $386 million and $320 million in the nine months of fiscal years 2005 and 2004, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Tyson Foods is the world’s largest protein company and the second largest publicly traded food company in the Fortune 500 with one of the most recognized brand names in the food industry. Tyson produces, distributes and markets chicken, beef, pork and prepared foods and related allied products. The Company’s primary operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors that influence the Company’s business are customer demand for the Company’s products, the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace, accessibility of international markets, market prices for the Company’s chicken, beef and pork products, the cost of live cattle and hogs, raw materials and grain and operating efficiencies of the Company’s facilities.

Earnings for the third quarter of fiscal 2005 were $131 million, or $0.36 per diluted share, compared to $161 million, or $0.45 per diluted share, for the third quarter of fiscal 2004. Pretax earnings for the third quarter of fiscal 2005 include $33 million of costs related to a legal settlement involving the Company’s live swine operations and $10 million of costs related to poultry plant closings. Earnings for the first nine months of fiscal 2005 were $255 million, or $0.71 per diluted share, compared to $337 million, or $0.94 per diluted share, for the same period last year. Pretax earnings for the nine months of fiscal 2005 include $33 million of costs related to a legal settlement involving the Company’s live swine operations, $15 million of costs related to poultry and prepared foods plant closings, $12 million received in connection with vitamin antitrust litigation and a gain of $8 million from the sale of the Company’s remaining interest in Specialty Brands, Inc. Pretax earnings for the nine months of fiscal 2004 include $61 million of BSE-related charges and $40 million of costs related to prepared foods and poultry plant closings.

Operations for the third quarter and nine months of fiscal 2005 benefited from decreased grain costs in the Company’s Chicken segment, which were partially offset by results from the Company’s commodity risk management activities related to grain purchases primarily associated with current period fixed price sales contracts as compared to prior year gains from commodity risk management activities on grain positions not designated as SFAS No. 133 hedges. Chicken segment operating income was also negatively impacted by higher energy costs. The Company’s Prepared Foods segment benefited from higher average sales prices that more than offset the increase in raw material costs. Earnings for the nine months continued to be negatively impacted by the Beef segment’s operating results, primarily due to lower domestic cattle supplies and restrictions on imports of Canadian cattle resulting in lower plant utilization levels. Additionally, third quarter results were negatively impacted by higher live cattle costs. The Company’s Pork segment had a challenging quarter, primarily due to decreased domestic average sales prices and volumes, partially offset by lower average live prices. Sales and operating income in the Beef and Pork segments were also negatively impacted by losses recorded in the third quarter and nine months of fiscal 2005 as compared to gains recorded for the same periods last year related to open mark-to-market future positions from the Company’s commodity risk management activities related to its fixed price forward boxed beef and pork sales.

Outlook

The Company continues to expect strong demand for Chicken, both domestically and internationally, in the fourth quarter of fiscal 2005. The Company believes the Beef segment will face challenging operating conditions in the fourth quarter of fiscal 2005, primarily due to the combination of lower domestic demand and the continued export market restrictions. The Company does not believe trade with Japan and South Korea will resume before November 2005. In July, the Ninth Circuit Court of Appeals ruled in favor of the U.S. Department of Agriculture and the border opened for Canadian cattle. The Company expects the fourth quarter Pork and Prepared Foods operating results to be comparable to the third quarter adjusted results.

Third Quarter of Fiscal 2005 vs. Third Quarter of Fiscal 2004

Sales increased $74 million and 1.1% compared to the same period last year, with a 0.4% increase in average sales price and a 0.7% increase in volume. The increase in sales is primarily due to increased sales in the Company’s Beef segment, which can be attributed to higher volumes and average sales prices. This increase is partially offset by net losses of $21 million recorded in the third quarter of fiscal 2005 as compared to $45 million of net gains recorded in third quarter of fiscal 2004 related to open mark-to-market futures positions from the Company’s commodity risk management activities related to its fixed price forward boxed beef and pork sales. The increase in Beef sales were partially offset by decreased sales in the Chicken segment, primarily resulting from lower average sales prices, and in the Pork and Prepared Foods segments, primarily resulting from lower sales volumes.

Cost of sales increased $98 million. As a percent of sales, cost of sales increased from 91.7% to 92.2%. This increase was due primarily to higher live costs in the Company’s Beef segment, higher raw material costs in the Prepared Foods segment and higher energy costs as compared to the same period last year. These increases were partially offset by decreased grain costs in the Chicken segment, net of commodity risk management activities related to grain purchases.

Selling, general and administrative expenses decreased $6 million or 2.7%. As a percent of sales, selling, general and administrative expenses decreased from 3.4% to 3.3%. The decrease was primarily due to a slight decrease in selling expenses and insurance proceeds received in the third quarter of fiscal 2005.

Other charges include costs of $33 million related to a legal settlement involving the Company’s live swine operations and $10 million in plant closing costs, primarily related to the closings of the Company’s Cleveland Street Forest, Mississippi and Bentonville, Arkansas, poultry operations.

Interest expense decreased $11 million or 16.4%, primarily resulting from a 9.1% decrease in the Company’s average indebtedness, as well as the Company’s bond buybacks in the third quarter of fiscal 2004. Excluding the bond buybacks, the overall weighted average borrowing rate decreased from 7.5% to 7.0%.

The effective tax rate for the third quarter of fiscal 2005 was 35.2%, compared to 37.8% in the third quarter of fiscal 2004. The effective tax rate for the third quarter of fiscal 2005 was reduced by such items as the ETI benefit and general business credits, which was partially offset by such items as certain IRS audit adjustments, and other nondeductible expense items. The American Jobs Creation Act of 2004 (the AJC Act) provides for the repeal of the ETI deduction and the replacement with a domestic production deduction. The phase out of the ETI deduction for fiscal 2005 will allow the Company to take 80% of the prior law deduction for the third quarter of fiscal 2005. The Company has not yet quantified the impact that will be realized from this provision of the AJC Act.

The AJC Act contains a provision which allows for an 85% dividends received deduction with respect to certain dividends received from foreign subsidiaries. The U.S. Treasury has issued guidance that appears to clarify some of the provisions of the AJC Act. In addition, a Technical Corrections Bill was recently introduced in the U.S. Congress which, if passed, would provide further clarification on the AJC Act. The Company may elect to repatriate up to $500 million in extraordinary dividends under the provisions of the AJC Act. The range of income tax effect of such extraordinary dividends cannot be reasonably estimated until the further guidance mentioned above is received. However, at this time, the Company does not expect the potential extraordinary dividend to have a material impact on its effective tax rate.

Segment Results

Information on segments is as follows (in millions):

	Three Months Ended
	Sales July 2, 2005	Sales June 26, 2004	Sales Change	Volume Change	Average Sales Price Change
Chicken	$2,085	$2,111	$(26)	1.4%	(2.5)%
Beef	3,102	2,973	129	2.3%	2.0%
Pork	811	828	(17)	(2.3)%	0.2%
Prepared Foods	696	707	(11)	(4.2)%	2.8%
Other	14	15	(1)	n/a	n/a
Total	$6,708	$6,634	$74	0.7%	0.4%

	Three Months Ended
	Operating Income (Loss) July 2, 2005	Operating Income June 26, 2004	Operating Income (Loss) Change	Operating Margin July 2, 2005	Operating Margin June 26, 2004
Chicken	$198	$145	$53	9.5%	6.9%
Beef	36	118	(82)	1.2%	4.0%
Pork	(19)	34	(53)	(2.3)%	4.1%
Prepared Foods	28	7	21	4.0%	1.0%
Other	20	19	1	n/a	n/a
Total	$263	$323	$(60)	3.9%	4.9%

Chicken segment sales decreased by 1.2% compared to the same period last year. Sales decreased primarily due to lower average sales prices, partially offset by an increase in sales volumes. Operating income was positively impacted by decreased grain costs of approximately $113 million as compared to the same period last year. However, the current period benefits from decreased grain costs were partially offset by the effect of the Company realizing a gain of $5 million in the third quarter of fiscal 2005 as compared to a gain of $44 million in the third quarter of fiscal 2004 from the Company’s commodity risk management activities related to grain purchases. Additionally, operating income includes $10 million of plant closing related accruals, as compared to $1 million recorded in the same period last year.

Beef segment sales increased by 4.3% compared to the same period last year. Sales increased primarily due to increased average sales prices and an increase in sales volumes. The decrease in operating income was primarily due to weak margins caused by insufficient sales demand to offset higher live cattle costs. Additionally, sales and operating income were negatively impacted by $13 million of net losses, as compared to $45 million of net gains for the same period last year, related to open mark-to-market futures positions from the Company’s commodity risk management activities related to its fixed price forward boxed beef sales.

Pork segment sales decreased by 2.1% compared to the same period last year. The decrease in sales was primarily due to decreased sales volumes and lower average domestic sales prices. Excluding costs of $33 million related to a legal settlement involving the Company’s live swine operations, operating loss declined by $20 million, as compared to the same period last year. Sales and operating loss in the third quarter of fiscal 2005 were negatively impacted by $8 million of net losses related to open mark-to-market futures positions from the Company’s commodity risk management activities related to its fixed price forward boxed pork sales.

Prepared Foods segment sales decreased by 1.6% compared to the same period last year. Sales were negatively impacted by lower sales volumes, partially offset by higher average sales prices. Operating income increased $21 million, primarily due to an increase in the average sales prices, partially offset by higher raw material prices.

Nine Months of Fiscal 2005 vs. Nine Months of Fiscal 2004

Sales increased $227 million and 1.2% compared to the same period last year, with a 1.6% increase in average sales price and a 0.4% decrease in volume. The increased sales occurred primarily in the Pork and Chicken segments and were due to higher average sales prices. The increases were partially offset by a decrease in sales in the Beef segment, which can be attributed to BSE-related import and export restrictions that were in effect for the entire nine months of fiscal 2005, while the same restrictions began in the latter part of the first quarter of fiscal 2004. Additionally sales were negatively impacted by net losses of $22 million recorded in fiscal 2005 as compared to net gains of $28 million recorded in fiscal 2004 related to open mark-to-market futures positions from the Company’s commodity risk management activities related to its fixed price forward boxed beef and pork sales.

Cost of sales increased $345 million. As a percent of sales, cost of sales increased from 92.6% to 93.3%. This increase was due to higher live costs in the Company’s Pork segment, higher raw material costs in the Prepared Foods segment and higher energy costs as compared to the same period last year. These increases were partially offset by decreased grain costs in the Chicken segment, net of commodity risk management activities related to grain purchases.

Selling, general and administrative expenses increased $46 million or 7.2%. As a percent of sales, selling, general and administrative expenses increased from 3.3% to 3.5%. The increase was primarily due to an increase of approximately $35 million in corporate advertising expenses, which was the result of the Company’s “Powered by Tyson” campaign. In addition, there were increases in contributions and donations and personnel-related costs.

Other charges for the nine months of fiscal 2005 include costs of $33 million related to a legal settlement involving the Company’s live swine operations and $15 million in plant closing costs, primarily related to the closings of the Company’s Cleveland Street Forest, Mississippi, Portland, Maine, Noel, Missouri rendering facility and Bentonville, Arkansas, operations. Other charges in fiscal 2004 include costs of $40 million related to the closings of the Company’s Manchester, New Hampshire, Augusta, Maine, Jackson, Mississippi and Berlin, Maryland, facilities.

Interest expense decreased $36 million or 17.3%, primarily resulting from a 9.7% decrease in the Company’s average indebtedness, as well as incurring $13 million in charges in the nine months of fiscal 2004 from the early redemption of Tyson de Mexico preferred shares and the Company’s buyback of bonds. Excluding the charges noted above, the overall weighted average borrowing rate decreased from 7.3% to 7.1%.

The effective tax rate for the first nine months of fiscal 2005 was 35.9%, compared to 37.1% for the first nine months of fiscal 2004. The effective tax rate for the nine months of fiscal 2005 was reduced by such items as the ETI benefit and general business credits, which was partially offset by such items as certain IRS audit adjustments, and other nondeductible expense items. The AJC Act provides for the repeal of the ETI deduction and its replacement with a domestic production deduction. The phase-out of the ETI deduction for fiscal 2005 will allow the Company to take 100% of the prior law deduction for the first quarter of fiscal 2005 and 80% of the prior law deduction for the remainder of the year. The Company has not yet quantified the impact that will be realized from this provision of the AJC Act. During fiscal 2004, the law that allowed certain general business credits available to the Company expired. During the first quarter of fiscal 2005, the law was extended retroactively. Therefore, the benefit of the credits from 2004 was recognized in the first quarter of fiscal 2005, reducing the first quarter and nine months of fiscal 2005 effective tax rate.

Segment Results

Information on segments is as follows (in millions):

	Nine Months Ended
	Sales July 2, 2005	Sales June 26, 2004	Sales Change	Volume Change	Average Sales Price Change
Chicken	$6,207	$6,054	$153	0.7%	1.8%
Beef	8,671	8,803	(132)	0.5%	(2.0)%
Pork	2,484	2,296	188	(3.0)%	11.6%
Prepared Foods	2,119	2,097	22	(4.9)%	6.2%
Other	38	42	(4)	n/a	n/a
Total	$19,519	$19,292	$227	(0.4)%	1.6%

	Nine Months Ended
	Operating Income July 2, 2005	Operating Income June 26, 2004	Operating Income Change	Operating Margin July 2, 2005	Operating Margin June 26, 2004
Chicken	$445	$450	$(5)	7.2%	7.4%
Beef	1	87	(86)	0.0%	1.0%
Pork	15	117	(102)	0.6%	5.1%
Prepared Foods	60	33	27	2.8%	1.6%
Other	54	60	(6)	n/a	n/a
Total	$575	$747	$(172)	2.9%	3.9%

Chicken segment sales increased by 2.5% compared to the same period last year. Sales increased primarily due to an increase in average sales prices, as well as a slight increase in sales volumes. Operating income was positively impacted by decreased grain costs of approximately $197 million as compared to the period last year. However, the current period benefits from decreased grain costs were partially offset by net losses of $28 million from the Company’s commodity risk management activities related to grain purchases, compared to net gains of $147 million recorded in the same period last year. Additionally, the Company realized higher energy costs in fiscal 2005 as compared to the prior year. Operating income includes $12 million of plant closing related accruals, as compared to $13 million recorded in the same period last year.

Beef segment sales decreased by 1.5% compared to the same period last year. Sales decreases primarily resulted from BSE-related import and export restrictions that were in effect for the entire nine months of fiscal 2005, while the same restrictions began in the latter part of the first quarter of fiscal 2004. Those restrictions caused by BSE led to lower international sales volumes and lower average sales prices due to the mix of products allowed for export. Beef segment operating income decreased by $86 million as compared to the same periods last year. Excluding $10 million received in connection with vitamin antitrust litigation in fiscal 2005 and BSE-related charges of $61 million recorded in fiscal 2004, operating income decreased $157 million. The decrease in operating income was primarily due to lower domestic cattle supplies and restrictions on imports of Canadian cattle resulting in lower plant utilization levels. Additionally, sales and operating income were negatively impacted by $14 million of net losses, as compared to $28 million of net gains for the same period last year, related to open mark-to-market futures positions from the Company’s commodity risk management activities related to its fixed price forward boxed beef sales.

Pork segment sales increased by 8.2% compared to the same period last year. The increase in sales resulted from stronger demand for pork products, both domestically and internationally, as compared to the same periods last year. The increased demand resulted in higher average sales prices, partially offset by a decrease in volumes. Excluding costs of $33 million related to a legal settlement involving the Company’s live swine operation, operating income decreased by $69 million, as compared to the same period last year. The decrease in operating income was primarily due to higher live prices and lower volumes, which more than offset the increase in average sales prices. Additionally, sales and operating income in the nine months of fiscal 2005 were negatively impacted by $8 million in net losses related to open mark-to-market futures positions from the Company’s commodity risk management activities related to its fixed price forward boxed pork sales.

Prepared Foods segment sales increased by 1.0% compared to the same period last year. Sales were positively impacted by higher average sales prices, partially offset by lower volumes. Excluding plant closing related accruals of $3 million recorded in the nine months of fiscal 2005 and $27 million recorded in the nine months of fiscal 2004, operating income increased $3 million. The increase in the Prepared Foods segment’s operating income was primarily due to increased average sales prices, partially offset by higher raw material prices.

FINANCIAL CONDITION

For the three months ended July 2, 2005, net cash totaling $464 million was provided by operating activities, an increase of $219 million from the same period last year. The increase in cash provided by operating activities was primarily due to a net change in the working capital effect of $244 million, partially offset by a $30 million decrease in net income. The change in working capital was primarily due to changes in the inventory balance during this quarter as compared to the same quarter of the prior year. The Company used cash from operations to pay down debt by $307 million, to fund $163 million of property, plant and equipment additions, to pay dividends of $14 million and to repurchase $9 million of the Company’s Class A common stock in the open market.

For the nine months ended July 2, 2005, net cash totaling $921 million was provided by operating activities, an increase of $131 million from the same period last year. The increase in cash provided by operating activities was primarily due to a net change in the working capital effect of $212 million, partially offset by a decrease in net income of $82 million. The change in working capital was primarily due to changes in interest payable and accounts payable balances caused by the timing of cash disbursements, a decrease in the inventory balance, as well as changes in other assets and liabilities. The Company used cash from operations to pay down debt by $467 million, to fund $395 million of property, plant and equipment additions, to pay dividends of $41 million and to repurchase $36 million of the Company’s Class A common stock in the open market. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities. Capital spending for fiscal 2005 is expected to be approximately $600 million, which reflects additional spending for a third fully dedicated case-ready plant, new facilities at its Corporate Center that will include a new office tower and house expanded product development kitchens and a new pilot production plant, provide space for the consumer insights group and make provisions for team member development activities and a variety of other projects that will increase automation and support value-added product growth. The Company continues to evaluate potential international and domestic growth opportunities.

Working capital was $979 million at July 2, 2005, and $1.2 billion at October 2, 2004, a decrease of $260 million. The current ratio at July 2, 2005, and October 2, 2004, was 1.4 to 1 and 1.5 to 1, respectively. At July 2, 2005, total debt was 39.0% of total capitalization compared to 43.9% at October 2, 2004.

Total debt at July 2, 2005, was $2.9 billion, a decrease of $467 million from October 2, 2004. The Company has unsecured revolving credit facilities totaling $1.0 billion that support the Company’s commercial paper program. These $1.0 billion in facilities consist of $250 million that expire in September 2006 and $750 million that expire in June 2009. Additionally, at July 2, 2005, the Company had a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consisted of $375 million expiring August 2005 and $375 million expiring in August 2007. On August 10, 2005, the Company extended the expiration dates under the receivables purchase agreement to provide that $375 million in commitments under the agreement expire in August 2006 and the other $375 million in commitments expire in August 2008. At July 2, 2005, $37.5 million was outstanding under the receivables purchase agreement expiring in August 2005 and $37.5 million was outstanding under the agreement expiring in August 2007. At October 2, 2004, $150 million was outstanding under the receivables purchase agreement expiring in August 2005 and $150 million was outstanding under the receivables purchase agreement expiring in August 2007. Outstanding debt at July 2, 2005, consisted of $2.7 billion of debt securities, $15 million of commercial paper and other indebtedness of $213 million. The Company plans to use excess cash or short-term borrowings to either pay down or replace the $56 million portion of its debt that is due in fiscal 2005.

The revolving credit agreements, senior notes, notes and accounts receivable securitization debt contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company was in compliance with all of its covenants at July 2, 2005.

The Company’s foreseeable cash needs for operations and capital expenditures are expected to be met through cash flows provided by operating activities. Additionally, at July 2, 2005, the Company had unused borrowing capacity of $1.5 billion, consisting of $780 million available under its $1.0 billion unsecured revolving credit agreements and $675 million under its accounts receivable securitization.

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

Financial instruments The Company is a purchaser of certain commodities, such as corn, soybeans, livestock and natural gas in the course of normal operations. The Company uses derivative financial instruments to reduce its exposure to various market risks. Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended. If a derivative instrument is a hedge, as defined by SFAS No. 133, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings as a component of cost of sales. Instruments the Company holds as part of its risk management activities that do not meet the criteria for hedge accounting, as defined by SFAS No. 133, as amended, are marked to fair value with unrealized gains or losses reported currently in earnings. The Company generally does not hedge anticipated transactions beyond 12 months.

Contingent liabilities The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, livestock procurement, securities, environmental, product, taxing authorities and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves and disclosures required, if any, for these contingencies are made after considerable analysis of each individual issue. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies or other factors beyond the Company’s control.

Accrued self insurance Insurance expense for health and welfare, workers’ compensation, auto liability and general liability risks are estimated using historical experience and actuarial estimates. The assumptions used to arrive at periodic expenses are reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

Impairment of long-lived assets The Company is required to assess potential impairments to its long-lived assets, which are primarily property, plant and equipment. If impairment indicators are present, the Company must measure the fair value of the assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” to determine if adjustments are to be recorded.

Goodwill and other intangible asset impairment In assessing the recoverability of the Company’s goodwill and other intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, the Company may be required to record impairment charges not previously recorded. The Company assesses its goodwill and other intangible assets for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report, with respect to their current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of raw materials, such as live cattle, live swine or feed grains; (ii) market conditions for finished products, including the supply and pricing of alternative proteins, and the demand for alternative proteins; (iii) risks associated with effectively evaluating derivatives and hedging activities; (iv) access to foreign markets together with foreign economic conditions, including currency fluctuations and import/export restrictions; (v) outbreak of a livestock disease which could have an effect on livestock owned by the Company, the availability of livestock for purchase by the Company, or the Company’s ability to access certain markets; (vi) successful rationalization of existing facilities, and the operating efficiencies of the facilities; (vii) changes in the availability and relative costs of labor and contract growers; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) adverse results from litigation; (x) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xi) changes in regulations and laws (both domestic and foreign), including changes in accounting standards, environmental laws and occupational, health and safety laws; (xii) the ability of the Company to make effective acquisitions, and successfully integrate newly acquired businesses into existing operations; (xiii) effectiveness of advertising and marketing programs; and (xiv) the effect of, or changes in, general economic conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISKS

Market risks relating to the Company’s operations result primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address certain of these risks, the Company enters into various derivative transactions as described below. If a derivative instrument is a hedge, as defined by SFAS No. 133, as amended, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value, as defined by SFAS No. 133, as amended, will be immediately recognized in earnings as a component of cost of sales. Additionally, the Company holds certain positions, primarily in grain and livestock futures which do not meet the criteria for SFAS No. 133 hedge accounting. These positions are marked to fair value and the unrealized gains and losses are reported in earnings at each reporting date. The changes in market value of derivatives used in the Company’s risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales. The changes in market value of derivatives used in the Company’s risk management activities surrounding forward sales contracts are recorded in sales.

The sensitivity analyses presented below are the measures of potential losses of fair value resulting from hypothetical changes in market prices related to commodities. Sensitivity analyses do not consider the actions management may take to mitigate the

Company’s exposure to changes, nor do they consider the effects that such hypothetical adverse changes may have on overall economic activity. Actual changes in market prices may differ from hypothetical changes.

Commodities Risk The Company is a purchaser of certain commodities, such as corn, soybeans, livestock and natural gas in the course of normal operations. The Company uses commodity futures to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying the Company’s derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in the Company’s results of operations. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of July 2, 2005, and October 2, 2004, respectively, on fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated. The following sensitivity analysis reflects an inverse impact on earnings for changes in the fair value of open positions for livestock and natural gas and a direct impact on earnings for changes in the fair value of open positions for grain.

Effect of 10% change in fair value		in millions
	(unaudited)	(unaudited)
	July 2,	October 2,
	2005	2004
Livestock:
Cattle	$9	$12
Hogs	7	18

Grain	19	5
Natural Gas	10	13

Refer to the Company’s market risk disclosures set forth in the 2004 Annual Report filed on Form 10-K, for a detailed discussion of quantitative and qualitative disclosures about interest rate, foreign currency and concentrations of credit risks. The Company’s risk disclosures regarding interest rates, foreign currency and concentration of credit have not changed significantly from the 2004 Annual Report.

Item 4.  Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Interim Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of July 2, 2005, subject to the matters described below, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission. In addition, other than the matters described below, in the third fiscal quarter ending July 2, 2005, there have been no significant changes in the

Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company has previously reported the following matters which could have been considered significant deficiencies; however, management and the Audit Committee did not believe any of these items (individually, or in the aggregate) constituted a material weakness of the Company’s internal controls:

•	Access to the Company’s financial system by certain team members was not adequately restricted throughout fiscal 2004;
•	Controls to ensure that changes to certain applications were properly authorized, tested and approved did not effectively operate throughout fiscal 2004;
•

In the fourth quarter of fiscal 2004, the Company implemented additional control procedures that included a complete physical inventory of all fixed assets at the Company’s plant locations. Through these procedures the Company identified a write-off of certain of its fixed assets, and as a result management believes the controls to identify displaced, idle or retired long-lived assets and record appropriate adjustments to write-off such assets were not functioning effectively throughout fiscal 2004; and

•

In the fourth quarter of fiscal 2004, as part of a detailed review of the Company’s subsidiary in Mexico (TdM), the Company identified internal control deficiencies and recorded a number of adjustments to TdM’s financial statements. As a result, management believes oversight and monitoring processes related to the financial statements of TdM did not function effectively throughout fiscal 2004.

During the first nine months of fiscal 2005, management has taken a number of steps to remediate the identified issues including the following:

Access to the Company’s financial system was restricted for those team members whose access was inappropriate at the end of fiscal 2004, and additional controls have been implemented to ensure that access is granted only to authorized team members. Processes and enabling technology have been implemented to ensure that changes to certain applications are properly authorized, tested and approved. Management believes that those processes are adequate to address the control weaknesses identified.

The fixed asset inventory process will be repeated annually to ensure that all displaced, idle or retired fixed assets have been identified and recorded timely as such in the Company’s financial statements. The Company continues to strengthen additional control procedures related to the identification and write-down of impaired fixed assets, and believe these processes as implemented have adequately mitigated the risk of financial statement misstatement.

The Company has initiated activities to remediate the internal control issues identified at TdM including, but not limited to, adding certain accounting personnel that have more experience in financial accounting and reporting than such personnel previously performing these functions; aligning the accounting function at TdM with the accounting function at the Company’s corporate headquarters; developing and implementing comprehensive accounting and financial reporting processes; educating employees throughout TdM as to the importance of compliance with policies and procedures and the significance of a system of sound internal controls; upgrading financial systems; and implementing additional monitoring controls at the Company’s corporate headquarters with respect to TdM’s financial reporting and accounting processes.

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

On October 23, 2001, a putative class action lawsuit, R. Lynn Thompson and Deborah S. Thompson, et al. vs. Tyson Foods, Inc., was filed in the District Court for Mayes County, Oklahoma, on behalf of all owners of Grand Lake O' the Cherokee's littoral (lakefront) property. The suit alleges that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake. Plaintiffs are seeking injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorney fees and costs. Simmons Foods, Inc. (Simmons) and Peterson Farms, Inc. (Peterson) have been joined as defendants. The Company and Simmons are seeking leave to file a third party complaint against entities that contribute wastes and wastewater into Grand Lake. The class certification hearing was held in October 2003. On December 11, 2003, the District Court entered an order which granted class certification. On January 12, 2004, the Company, Simmons and Peterson filed a Petition in Error (the Petition) in the Oklahoma Supreme Court which challenges and seeks appellate level review of the District Court’s certification order. The Oklahoma Supreme Court has not yet scheduled proceedings on the Petition.

In January 1997, the State of Illinois Attorney General filed People vs. IBP, inc. in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division alleging that IBP’s (now TFM’s) operations at its Joslin, Illinois, facility are violating the “odor nuisance” statutory provisions enacted in the State of Illinois. TFM has completed improvements at its Joslin facility to reduce odors from this operation, but denies the Illinois Attorney General’s contention that its operations at any time amounted to a “nuisance.” The Illinois Attorney General has alleged a damage claim ranging from approximately $1,800,000 to $2,700,000. In May 2003, the State of Illinois attempted to add the Company as a defendant in the suit, which the Circuit Court subsequently denied. In September 2003, the State of Illinois served the Company with a complaint that had been filed in the Circuit Court for the 14th Judicial Circuit, Rock Island County, Illinois Chancery Division alleging substantially the same causes of action against the Company as had been alleged in the action against TFM. On May 27, 2004, TFM and the State of Illinois Attorney General entered into a Preliminary Injunction Order to investigate and address the alleged “nuisance” issues. Damage claims will be addressed after completion of the Preliminary Injunction Order. At the same time, the State of Illinois Attorney General filed an Agreed Order of Dismissal regarding the September 2003 suit against the Company.

In May 2004, TFM met with U.S. Environmental Protection Agency (USEPA) staff regarding alleged wastewater and late report filing violations under the Clean Water Act relating to the 2002 Second and Final Consent Decree that governed compliance requirements for TFM’s Dakota City, Nebraska facility. During that meeting, TFM was verbally informed of USEPA’s intent to potentially assess stipulated penalties for those alleged violations, with a maximum penalty figure of approximately $338,000. No formal written demand for stipulated penalties pursuant to the Consent Decree has been presented at this time. TFM vigorously disputes these allegations. Additional discussions with USEPA regarding a potential settlement of this matter are expected.

On February 25, 2004 the Indiana Department of Environmental Management (IDEM) issued a Notice of Violation to the Company’s facility in Portland, Indiana for alleged violations of Clean Air Act permitting regulations. During a meeting held in April 2004, IDEM requested an administrative penalty of approximately $195,000. The Company vigorously disputes these allegations, but has entered into preliminary discussions with IDEM regarding a potential settlement of this matter.

On June 19, 2005, the Attorney General of Oklahoma filed a Complaint in the U.S. District Court for the Northern District of Oklahoma against the Company, several subsidiaries and other poultry integrators. The Complaint, which has not been served on the Company pending further settlement negotiations, asserts state and federal causes of action and seeks injunctive relief and damages for alleged pollution to the Illinois River Watershed from the land application of poultry litter by the defendants and contract growers. The defendants, consistent with their actions prior to filing of the Complaint, are continuing to attempt to reach a comprehensive settlement with the Attorney General and expect mediation to continue in August 2005.

In February 2002, the Company learned that a processing facility owned by Zemco Industries, Inc., a subsidiary of TFM, is the subject of an investigation by the U.S. Attorney's office in Bangor, Maine, into allegedly improper testing and recording practices. The Company acquired Zemco as part of the Company's acquisition of TFM on September 28, 2001. A former Zemco employee at the processing facility has pled guilty to charges in connection with the investigation. To date there has been no claim by the U.S. Attorney against Zemco, and Zemco will continue to cooperate with the U.S. Attorney’s office.

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

In July 2002, certain cattle producers filed Herman Schumacher, et al. vs. Tyson Fresh Meats, Inc., et al. in the U.S. District Court for the District of South Dakota, seeking certification of a class of cattle producers and naming as defendants TFM and three other beef packers. Plaintiffs claim that in 2001, during the first six weeks that the U.S. Department of Agriculture (USDA) began its mandatory price reporting program, defendants knowingly used the inaccurate boxed beef cutout prices (cutout prices are determined by the USDA through a formula that averages the prices of the various box beef cuts reported by all packers) calculated and published by USDA to negotiate the purchase of fed cattle from plaintiffs at prices substantially lower than would have been economically justified had plaintiffs known the accurate higher cutout prices. Plaintiffs contend that defendants’ conduct constituted an unfair or deceptive practice in violation of the Packers and Stockyards Act (PSA), 7 U.S.C. §192. Plaintiffs also seek damages under state law unjust enrichment principles. The USDA has stated that during the period in question the beef packers correctly reported beef sales information to the USDA and TFM believes it acted appropriately in its dealings with cattle producers. Plaintiffs submitted an affidavit from their expert on April 1, 2004, which maintained class damages were in the "tens of millions" of dollars. On June 4, 2004, the District Court certified a class to pursue the PSA claims, consisting of “all persons or business associations that owned any interest in cattle that were intended for slaughter and who sold or permitted the sale of such cattle (excluding culled dairy and beef cows and bulls) to defendants on the open spot cash cattle market, or on a basis affected by that market, between April 2, 2001, to and including May 11, 2001.” Other classes were certified in connection with the state law unjust enrichment claims. On June 22, 2004, defendants sought leave from the Eighth Circuit Court of Appeals to appeal the class certification ruling. This request was denied on July 7, 2004. Discovery is currently proceeding, and no trial date has been set for this matter.

On February 16, 2005, a putative shareholders derivative and class action lawsuit, Amalgamated Bank v. Don Tyson, et al., was filed in Delaware Chancery Court against certain present and former directors of the Company.  The Company is also named as a nominal defendant, with no relief sought against it.  The lawsuit contains three derivative claims which respectively allege that the defendant directors breached their fiduciary duties by approving (1) consulting contracts for Don Tyson and Robert Peterson in 2001, and other compensation for certain Tyson executives during 2001-2003, (2) certain option grants to certain officers and directors with alleged knowledge that the Company was about to make announcements that would cause the stock price to increase, and (3) various related-party transactions during 2001-2003 that plaintiff alleges were unfair to the Company.  The putative class action portion of the lawsuit claims that the Company's 2002, 2003 and 2004 proxy statements contained misrepresentations regarding certain executive compensation and seeks to void the Company's board of directors elections for those years.  Defendants filed a motion to dismiss on April 28, 2005. On July 1, 2005, the plaintiff filed an amended complaint. In addition to the claims set forth in the initial complaint, the amended complaint asserts a derivative claim alleging that the defendant directors breached their fiduciary duties in connection with disclosure matters that resulted in an SEC consent decree and otherwise.  In connection with the putative class action claims, the amended complaint adds a request for nominal damages and a request for disgorgement of compensation paid to the directors who plaintiff alleges were wrongfully elected in 2002, 2003, and 2004. Defendants' response to the amended complaint is due on August 8, 2005.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding purchases by the Company of its Class A common stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
April 3 to
April 30, 2005	140,782	$16.38	-	22,474,439
May 1 to
June 4, 2005	268,894	18.16	-	22,474,439
June 5 to
July 2, 2005	77,740	18.55	-	22,474,439
Total	487,416 (2)	$17.71	-	22,474,439

(1)

On February 7, 2003, the Company announced that the board of directors of the Company had approved a plan to repurchase up to 25,000,000 shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

The Company purchased 487,416 shares during the period that were not made pursuant to the Company’s previously announced stock repurchase plan, but were purchased to fund certain Company obligations under its equity compensation plans. These purchases were made in open market transactions.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

The Company’s 2006 Annual Meeting is currently scheduled for February 3, 2006. Accordingly, pursuant to the Company’s Bylaws, for any business to be brought before the 2006 Annual Meeting by a proponent shareholder, written notice (in proper form as required by the Company’s Bylaws) must be provided to R. Read Hudson, the Company’s Secretary, at 2210 West Oaklawn Drive, Springdale, Arkansas, 72762-6999, no later than November 20, 2005, and no earlier than October 26, 2005.

Item 6. Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description	Page
12.1	Calculation of Ratio of Earnings to Fixed Charges	40

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.	41

31.2	Certification of Interim Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.	42

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	43

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 11, 2005	/s/ Dennis Leatherby
Dennis Leatherby
Senior Vice President, Finance and Treasurer
and Interim Chief Financial Officer

Date: August 11, 2005	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer