Form 10-K
period 2005-10-01
TYSON FOODS INC
filed 2005-12-12
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 1, 2005

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________

Commission File No. 001-14704

TYSON FOODS, INC.

(Exact Name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0225165 (I.R.S. Employer Identification No.)

2210 West Oaklawn Drive, Springdale, Arkansas (Address of principal executive offices)	72762-6999 (Zip Code)
Registrant's telephone number, including area code:	(479) 290-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class Class A Common Stock, Par Value $0.10	Name of Each Exchange on Which Registered New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

On April 2, 2005, the aggregate market value of the Class A Common and Class B Common voting stock held by non-affiliates of the registrant was $4,029,963,468 and $388,257, respectively. Class B Common Stock is not publicly listed for trade on any exchange or market system. However, Class B Common Stock is convertible into Class A Common Stock on a share-for-share basis, so the market value was calculated based on the market price of Class A Common Stock.

On October 31, 2005, there were outstanding 252,873,384 shares of the registrant's Class A Common Stock, $0.10 par value, and 101,622,048 shares of its Class B Common Stock, $0.10 par value.

Page 1 of 72 Pages

The Exhibit Index appears on pages 63 through 68

TYSON FOODS, INC.

INCORPORATION BY REFERENCE

The following indicated portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held February 3, 2006 (the Proxy Statement) are incorporated by reference into the indicated portions of this Annual Report on Form 10-K:

Part III

Item 10. Directors and Executive Officers of the Registrant

The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11. Executive Compensation

The information set forth under the captions "Executive Compensation and Other Information" and “Report of Compensation Committee” in the Proxy Statement.

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
Item 14. Principal Accountant Fees and Services

The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” in the Proxy Statement.

TYSON FOODS, INC.

TYSON FOODS, INC.

PART I

ITEM 1. BUSINESS

GENERAL

Tyson Foods, Inc. and its subsidiaries (collectively, “the Company” or “Tyson”), with world headquarters in Springdale, Arkansas, produce, distribute and market chicken, beef, pork, prepared foods and related allied products. The Company commenced business in 1935, was incorporated in Arkansas in 1947, and was reincorporated in Delaware in 1986. The Company has engaged in a number of acquisitions, including the acquisition of IBP, inc. (now called Tyson Fresh Meats, Inc. (TFM)) in 2001. In addition to being the world's largest processor and marketer of chicken, beef and pork products, the Company is also the second largest publicly traded food company in the Fortune 500 with one of the most recognized brand names in the food industry.

The Company operates a totally integrated poultry production process. Through its wholly-owned subsidiary, Cobb-Vantress, Tyson is the number one breeding stock supplier in the world. Tyson invests in breeding stock research and development which allows the Company to breed into its flocks the natural characteristics found to be most desirable. The Company's integrated operations consist of breeding and raising chickens, as well as the processing, further-processing and marketing of these food products and related allied products, including animal and pet food ingredients.

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

FINANCIAL INFORMATION OF BUSINESS SEGMENTS

The Company operates in five business segments: Chicken, Beef, Pork, Prepared Foods and Other. The contribution of each business segment to net sales and operating income, and the identifiable assets attributable to each business segment are set forth in Note 19, “Segment Reporting” of the Notes to Consolidated Financial Statements included herein at pages 65 through 67.

DESCRIPTION OF BUSINESS SEGMENTS

Chicken:  The Company’s chicken operations primarily are involved in the processing of live chickens into fresh, frozen and value-added chicken products. The Chicken segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. The Chicken segment also includes sales from allied products and the Company’s chicken breeding stock subsidiary.

Beef:  The Company's beef operations primarily are involved in the processing of live fed cattle and fabrication of dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. It also involves deriving value from allied products such as hides and variety meats for sale to further processors and others. The Beef segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare

TYSON FOODS, INC.

facilities, the military and other food processors, as well as to international markets throughout the world. Allied products are also marketed to manufacturers of pharmaceuticals and technical products.

Eight of the Company’s fed beef plants include hide processing facilities. The uncured hides from the Company’s other fed beef plants are transported to these facilities, which include brine curing operations and, in four locations, chrome hide tanneries. The chrome tanning process produces a semi-finished product that is shipped to leather goods manufacturers worldwide. Brine-cured hides are sold to other tanneries. Tyson is the largest chrome tanner of cattle hides in the United States.

Pork:  The Company's pork operations involve the processing of live market hogs and fabrication of pork carcasses into primal and sub-primal cuts and case-ready products. This segment also represents the Company's live swine group and related allied product processing activities. The Pork segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. It also sells allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork processors.

Additionally, the Company has farrow-to-finish swine operations, which include genetic and nutritional research, weaned and feeder pig sales, feeder pig finishing and the marketing of live swine to regional and national packers that are conducted in Arkansas, Missouri and Oklahoma.

Prepared Foods:  The Company's prepared foods operations manufacture and market frozen and refrigerated food products. Products include pepperoni, bacon, beef and pork pizza toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes and meat dishes, and processed meats. The Prepared Foods segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.

Other:  The Company’s Other segment includes the logistics group and other corporate activities not identified with specific protein groups.

RAW MATERIALS AND SOURCES OF SUPPLY

Chicken:  The primary raw materials used by the Company in its chicken operations consist of live chickens that are raised primarily by independent contract growers. The Company's vertically-integrated chicken process begins with the grandparent breeder flocks. Breeder farms specialize in producing the generations of male and female strains, with the broiler being the final progeny. The breeder flocks are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. The fertile eggs are incubated at the grandparent hatchery and produce male and female pullets (i.e., the parents). The pullets are sent to breeder houses, and the resulting eggs are sent to Company hatcheries. Once the chicks have hatched, they are sent to broiler farms. There, contract growers care for and raise the chicks according to Company standards while receiving advice from Company technical service personnel until the broilers have reached the desired processing weight. The adult chickens are caught and hauled to processing plants. The finished products are sent to distribution centers and then transported to customers. The Company operates its own feed mills to produce scientifically-formulated feeds. Corn and soybean meal are major production costs in the poultry industry, representing roughly 40% of the cost of growing a chicken. In addition to feed ingredients to grow the chickens, the Company uses cooking ingredients, packaging materials and cryogenic agents. The Company believes that its sources of supply for these materials are adequate for its present needs and the Company does not anticipate any difficulty in acquiring these materials in the future. While the Company produces substantially all of its inventory of breeder chickens and live broilers, it from time-to-time purchases live, ice-packed or deboned chicken to meet production requirements.

TYSON FOODS, INC.

Beef:  The primary raw materials used by the Company in its beef operations are live cattle. The Company does not have facilities of its own to raise cattle in the United States. The Company has cattle buyers located throughout cattle producing areas that visit feed yards and buy live cattle on the open spot market. These buyers are trained to select high quality animals and their performance is continually measured by the Company. The Company also enters into various risk-sharing and procurement arrangements with producers that help secure a supply of livestock for daily start-up operations at its facilities. The Company's Canadian subsidiary, Lakeside Farm Industries, LTD. (Lakeside), primarily has cattle feeding facilities and a beef carcass production and boxed beef processing facility. In 2005, Lakeside's feedlots provided approximately 20% of that facility's fed cattle needs.

Pork:  The primary raw materials used by the Company in its pork operations are live swine. The Company raises live swine to sell to outside processors and supplies a minimal amount of live swine for its own processing needs. The majority of the Company's live swine supply is obtained through various procurement arrangements with independent producers. The Company also employs buyers who purchase hogs on a daily basis, generally a few days before the animals are required for processing.

Prepared Foods:  The primary raw materials used by the Company in its prepared foods operations are typically commodity based raw materials, including fresh and frozen chicken, beef and pork, corn, flour and frozen vegetables. Some of these raw materials are provided by the Chicken, Beef and Pork segments and can also be purchased from numerous suppliers and manufacturers.

SEASONAL DEMAND

The demand for the Company's chicken and beef products generally increases during the spring and summer months and generally decreases during the winter months. The Company's pork and prepared foods products generally experience increased demand during the winter months, primarily due to the holiday season and decreased demand during the spring and summer months.

CUSTOMERS

Wal-Mart Stores, Inc. accounted for approximately 13% of the Company’s fiscal 2005 consolidated sales. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on the Company's operations; however, the Company does not anticipate any such occurrences due to the demand for its products. No other single customer or customer group represents greater than 10% of fiscal 2005 consolidated sales.

BACKLOG OF ORDERS

As of October 1, 2005, there was no significant backlog of unfilled orders for the Company's products.

COMPETITION

The Company's food products compete with those of other national and regional food producers and processors and certain prepared food manufacturers, including Cargill Incorporated, Foster Farms, Gold Kist, Inc., Hormel Foods Corporation, Kraft Foods, Inc., National Beef Packing Company LLC, Perdue Farms Inc., Pilgrim’s Pride Corp., Sanderson Farms, Inc., Sara Lee Corporation, Smithfield Foods, Inc. and Swift and Company. Additionally, the Company's food products compete in international markets around the world. The Company's principal marketing and competitive strategy is to identify target markets for value-added products, to concentrate production, sales and marketing efforts in order to appeal to and enhance the demand from those markets and, utilizing its national distribution systems and customer support services, seek to achieve a leading market position for its products. Past efforts have indicated that customer demand generally can be increased and sustained through application of the Company's marketing strategy, as supported by its distribution systems. The principal competitive elements are brand identification, breadth and depth of the product offering, product quality, customer service and price.

TYSON FOODS, INC.

INTERNATIONAL

The Company exported to more than 80 foreign countries in fiscal 2005. Major export markets include Canada, China, the European Union, Japan, Mexico, Puerto Rico, Russia, Taiwan and South Korea.

The Company continues to explore growth opportunities in South America, Russia, Canada, China and Mexico and believes each offers potential in terms of expanding or developing processing facilities. The Company's subsidiary in Mexico continues to show growth with a focus on further processed chicken products. The Company’s Canadian subsidiary, Lakeside, has cattle feeding facilities and a beef carcass production and boxed beef processing facility. The Company’s breeding stock subsidiary, Cobb-Vantress, has business interests in Argentina, Brazil, India, Japan, the Philippines, Spain, the United Kingdom, Venezuela and the Netherlands. The Company also owns a majority interest in and operates a chicken further processing facility in China. The Company has minority interests in a Chinese pork processing facility and a Canadian chicken further processing facility, and a 50% interest in a Chinese casing operation. The Company continues to be involved in a technical service agreement with Grupo Melo in Panama to assist Grupo Melo with the production of further processed chicken products and to allow it to license the Tyson brand. Additional information regarding the Company’s export sales, long-lived assets located in foreign markets and income from foreign operations is set forth in Note 19, “Segment Reporting” of the Notes to Consolidated Financial Statements included herein at pages 65 through 67.

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

REGULATION AND FOOD SAFETY

The Company's facilities for processing chicken, beef, pork, prepared foods, milling feed and for housing live chickens and swine are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of its employees. The Company's chicken, beef and pork processing facilities are participants in the government's Hazardous Analysis Critical Control Point (HACCP) program and are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. The cost of compliance with such laws and regulations has not had a material adverse effect upon the Company's capital expenditures, earnings or competitive position and it is not anticipated to have a material adverse effect in the future. In 2005, the Company incurred expenses of approximately $105 million to maintain compliance with such regulations. These expenditures relate principally to the normal operation and maintenance of wastewater treatment facilities, where the Company biologically treats these wastes, and the associated land application of wastes generated at these treatment facilities. The Company incurred $7 million in capital expenditures related to its wastewater treatment facilities in fiscal 2005 and anticipates capital expenditures of approximately $18 million in fiscal 2006 for environmental projects related to the wastewater treatment facilities. The Company believes that it is in substantial compliance with such applicable laws and regulations and the Company is not aware of any violations of or pending changes in, such laws and regulations that are likely to result in material penalties or material increases in compliance costs, except as disclosed in Item 3., Legal Proceedings.

The Company works to ensure its products meet high standards of food quality and safety. The Company’s chicken, beef, pork and prepared foods products are subject to inspection prior to distribution, primarily by the United States Department of Agriculture and the United States Food and Drug Administration. Notwithstanding these efforts, food producers are at risk that their products may contain pathogens.

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

TYSON FOODS, INC.

EMPLOYEES AND LABOR RELATIONS

As of October 1, 2005, the Company employed approximately 114,000 team members. The Company believes that its overall relations with its workforce are good.

Set forth below is a listing of the Company facilities which have employees subject to a collective bargaining agreement together with the name of the union party to the collective bargaining agreement, the number of employees at the facility subject thereto and the expiration date of the collective bargaining agreement currently in effect.

Location	Union	No. of People		Expiration Date
Albertville, AL	UFCW	596		November 2007
Amarillo, TX	Teamsters	3,171		November 2007
Ashland, AL	RWDSU	246		November 2009
Buena Vista, GA	RWDSU	347		March 2007
Buffalo, NY	IUOE	33		June 2006
Carthage, TX	UFCW	412		November 2006
Carthage, MS	RWDSU	1,968		March 2012
Center, TX	UFCW	982		February 2006
Cherokee, IA	UFCW	557		January 2009
Chicago, IL	PMU	441		August 2008
Chicago, IL	Teamsters	2		April 2006
Chicago, IL	UFCW	166		March 2009
Concordia, MO	UFCW	187		June 2009
Corydon, IN	Steelworkers	39		April 2008
Corydon, IN	UFCW	368		January 2008
Dakota City, NE	UFCW	3,077		August 2009
Dakota City, NE	UFCW	25		April 2010
Dardanelle, AR	UFCW	809		November 2007
Forest, MS	RWDSU	792		September 2012
Gadsden, AL	Teamsters	7		April 2007
Gadsden, AL	RWDSU	668		November 2008
Glen Allen, VA	UFCW	568		November 2007
Hope, AR	UFCW	825		March 2006
Jefferson, WI	UFCW	389		February 2008
Geneso, IL	Teamsters	15		March 2007
Geneso, IL	UFCW	1,967		March 2006
Logansport, IN	UFCW	1,774		May 2008
Noel, MO	UFCW	751	(1)	December 2005
Norfolk, NE	UFCW	1,044	(1)	September 2005
North Richland Hills, TX	UFCW	316		August 2008
Perry, IA	UFCW	953		December 2007
Ponca City, OK	UFCW	544		January 2009
Roaring River, NC	Teamsters	31		November 2007
Robards, KY	UFCW	28		November 2006
Robards, KY	UFCW	839		December 2006
Shelbyville, TN	RWDSU	793		November 2007
Waterloo, IA	UFCW	2,182		December 2006
Wilkesboro, NC	Teamsters	208		November 2007
Wilkesboro, NC	Teamsters	1		October 2007
Brooks, Alberta, Canada	UFCW	2,100	(2)	December 2009
Gomez Palacio, Durango, Mexico	CTM	3,374		February 2006
Gomez Palacio, Durango, Mexico	CTM	29		April 2006
Monterrey, Neuvo Leon, Mexico	FNCSI	71		February 2006
Torreon, Coahuila, Mexico	CROM	29		February 2006
Parras de la Fuenta, Coahuila, Mexico	CROM	92		February 2006
Mexico, Districto Federal	CROC	42		March 2006

TYSON FOODS, INC.

UFCW - United Food and Commercial Workers Union

RWDSU - Retail, Wholesale, Department Store Union

PMU – Production and Maintenance Union

IUOE - International Union of Electrical Workers

CTM – Confederacion de Trabajadores de Mexico

FNCSI - Sindicato Industrial de Trabajadores de Nuevo Leon

CROM - Confederacion Reginal Obrera de Mexico

CROC – Confederacion Reginal de Obreros y Campesinos

(1) Contracts are currently under negotiations.

(2) Contract was ratified November 4, 2005, and ended a strike that began October 12, 2005.

As of October 1, 2005, the Company was not experiencing any strike or work stoppage that had a material impact on operations.

MARKETING AND DISTRIBUTION

The Company's principal marketing objective is to be the primary provider of chicken, beef, pork and prepared foods products for its customers. The Company identifies distinct markets and business opportunities through continuous consumer and market research. The Company’s branding strategy focuses on one national protein brand, the Tyson® brand, as well as a number of strong regional brands. The Company has de-emphasized some of its prepared foods brand names and replaced them with the Tyson® brand. All communications stress the quality, convenience and protein power benefits of the Company’s products while supporting and building brand awareness. Communications efforts are built around the “Powered by Tyson™” strategy and utilize a fully integrated and coordinated mix of activities designed to connect with customers and consumers on both a rational and emotional level. The Company utilizes its national distribution system and customer support services to achieve the leading market position for its products.

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

TYSON FOODS, INC.

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEBSITE

The Company maintains an internet website for investors at http://ir.tysonfoodsinc.com. On this website, the Company makes available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission. Also available on the website for investors are the Company’s corporate governance principles, Audit Committee charter, Compensation Committee charter, Governance Committee charter and code of conduct. The Company’s corporate governance documents are available in print to any shareholder who requests them.

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

Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of raw materials, such as live cattle, live swine or feed grains; (ii) market conditions for finished products, including the supply and pricing of alternative proteins, and the demand for alternative proteins; (iii) risks associated with effectively evaluating derivatives and hedging activities; (iv) access to foreign markets together with foreign economic conditions, including currency fluctuations and import/export restrictions; (v) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)) which could have an effect on livestock owned by the Company, the availability of livestock for purchase by the Company, consumer perception of certain protein products or the Company’s ability to access certain markets; (vi) successful rationalization of existing facilities, and the operating efficiencies of the facilities; (vii) changes in the availability and relative costs of labor and contract growers; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) adverse results from litigation; (x) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xi) changes in regulations and laws (both domestic and foreign), including changes in accounting standards, environmental laws and occupational, health and safety laws; (xii) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (xiii) effectiveness of advertising and marketing programs; and (xiv) the effect of, or changes in, general economic conditions.

ITEM 2. PROPERTIES

The Company currently has sales offices and production and distribution operations in the following states: Alabama, Arkansas, Arizona, California, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington and Wisconsin. Additionally, the Company, either directly or through its subsidiaries, has facilities in or participates in joint venture operations in Argentina, Brazil, Canada, China, India, Japan, Mexico, the Netherlands, the Philippines, Puerto Rico, Russia, Singapore, South Korea, Spain, Taiwan, the United Arab Emirates, the United Kingdom and Venezuela.

TYSON FOODS, INC.

Chicken:  The Company's chicken operations consist of 56 processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packaging, deboning or further-processing. The total slaughter capacity is approximately 50 million head per week. In addition, the Company owns nine rendering plants with the capacity to produce 29 million pounds of animal protein products per week and 19 ground pet food processing operations in connection with chicken processing plants capable of producing 10 million pounds of product per week. In addition, there are two blending mill operations, 37 feed mills and 64 broiler hatcheries with sufficient capacity to meet the needs of the chicken growout operations. During fiscal 2005, the feed mills operated at 74% of capacity, the hatcheries operated at 90% of capacity and the processing plants operated at 95% capacity.

Beef : The Company's beef operations consist of 15 beef production facilities, four of which include case-ready operations, and a Canadian cattle feedlot. These plants are devoted to various phases of slaughtering live cattle, fabricating beef products and some treat and tan hides. One of the beef facilities contains a tallow refinery and two of the case-ready operations share facilities with the Pork segment. The carcass facilities reduce live cattle to dressed carcass form. The processing facilities conduct fabricating operations to produce boxed beef and allied products. The slaughtering processes operated in fiscal 2005 at approximately 73% of their capacities. The total slaughter capacity is approximately 240,000 head per week.

Pork:  The Company's pork operations consist of eight pork production facilities, two of which include case-ready operations. These plants are devoted to various phases of slaughtering live hogs and fabricating pork products and allied products. The two case-ready operations share facilities with the Beef segment. The processing facilities operated in fiscal 2005 at approximately 81% of their production capacities. The total slaughter capacity of these facilities is approximately 439,000 head per week. Additionally, the Company’s live swine operations have 47 farrowing barns, 92 nursery houses, 77 finishing houses and two boar facilities. The Company also utilizes live swine contract growers. The swine growout operations are supported by one dedicated feed mill supplemented by production from the chicken operations' feed mills.

Prepared Foods:  The Company's prepared foods operations consist of 28 processing plants which process fresh and frozen beef, pork, chicken and other raw materials into pizza toppings, branded and processed meats, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes and pizza crusts, flour and corn tortilla products and meat dishes. These processing plants have the capacity to produce approximately 63 million pounds per week and operated in fiscal 2005 at approximately 70% of capacity.

Other:  The Company's other operations consist of 10 distribution centers, as well as 12 cold storage facilities used by the beef and pork divisions, 44 cold storage facilities at chicken processing plants, three cold storage facilities at chicken rendering plants and five cold storage facilities used by prepared foods plants with a total capacity of approximately 330 million pounds.

The Company owns its major operating facilities with the following exceptions: one chicken emulsified plant is leased month to month, 467 chicken breeder farm houses are leased under agreements expiring at various dates through 2008, 31 chicken breeder farm houses are leased month to month and 30 broiler farms are leased year to year. Additionally, the Company’s live swine operation leases 24 farrowing barns, 20 nursery houses and 46 finishing houses, expiring at various dates through 2009. One prepared foods distribution center and one prepared foods further processing facility are leased month to month and one prepared foods further processing facility is leased until 2020.

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

TYSON FOODS, INC.

ITEM 3. LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings pending against the Company under Part II, Item 8, Notes to Consolidated Financial Statements, Note 21, “Contingencies,” which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

On October 23, 2001, a putative class action lawsuit, R. Lynn Thompson and Deborah S. Thompson, et al. vs. Tyson Foods, Inc., was filed in the District Court for Mayes County, Oklahoma, on behalf of all owners of Grand Lake O' the Cherokee's littoral (lakefront) property. The suit alleges that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake. Plaintiffs are seeking injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorney fees and costs. Simmons Foods, Inc. (Simmons) and Peterson Farms, Inc. (Peterson) have been joined as defendants. The Company and Simmons are seeking leave to file a third party complaint against entities that contribute wastes and wastewater into Grand Lake. The class certification hearing was held in October 2003. On December 11, 2003, the District Court entered an order which granted class certification. On January 12, 2004, the Company, Simmons and Peterson filed a Petition in Error (the Petition) in the Oklahoma Supreme Court which challenges and seeks appellate level review of the District Court’s certification order. On October 4, 2005, the Court of Civil Appeals of the State of Oklahoma reversed and remanded the decision of the District Court, holding that the claims of plaintiffs were not suitable for disposition as a class action. On October 24, 2005, plaintiffs filed a Petition for Writ of Certiorari seeking review by the Oklahoma Supreme Court of the Court of Civil Appeals decision. On November 7, 2005, the defendants filed an answer to the Petition and on November 18, 2005 the plaintiffs filed their reply to the answer. The Company is presently awaiting the decision of the Oklahoma Supreme Court.

In January 1997, the State of Illinois Attorney General filed People vs. IBP, inc. in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division alleging that IBP’s (now TFM’s) operations at its Joslin, Illinois, facility are violating the “odor nuisance” statutory provisions enacted in the State of Illinois. TFM has completed improvements at its Joslin facility to reduce odors from this operation, but denies the Illinois Attorney General’s contention that its operations at any time amounted to a “nuisance.” The Illinois Attorney General has alleged a damage claim ranging from approximately $1,800,000 to $2,700,000. In May 2003, the State of Illinois attempted to add the Company as a defendant in the suit, which the Circuit Court subsequently denied. In September 2003, the State of Illinois served the Company with a complaint that had been filed in the Circuit Court for the 14th Judicial Circuit, Rock Island County, Illinois Chancery Division alleging substantially the same causes of action against the Company as had been alleged in the action against TFM. On May 27, 2004, TFM and the State of Illinois Attorney General entered into a Preliminary Injunction Order to investigate and address the alleged “nuisance” issues. At the same time, the State of Illinois Attorney General filed an Agreed Order of Dismissal regarding the September 2003 suit against the Company. Currently, TFM is engaged in penalty negotiation with the State of Illinois.

In May 2004, TFM met with U.S. Environmental Protection Agency (USEPA) staff regarding alleged wastewater and late report filing violations under the Clean Water Act relating to the 2002 Second and Final Consent Decree that governed compliance requirements for TFM’s Dakota City, Nebraska, facility. During that meeting, TFM was verbally informed of USEPA’s intent to potentially assess stipulated penalties for those alleged violations, with a maximum penalty figure of approximately $338,000. No formal written demand for stipulated penalties pursuant to the Consent Decree has been presented at this time. TFM vigorously disputes these allegations. Additional discussions with USEPA regarding a potential settlement of this matter are expected.

On February 25, 2004, the Indiana Department of Environmental Management (IDEM) issued a Notice of Violation to the Company’s facility in Portland, Indiana, for alleged violations of Clean Air Act permitting regulations. During a meeting held in April 2004, IDEM requested an administrative penalty of approximately $195,000. The Company settled this matter with IDEM on September 20, 2005, and pursuant to the settlement paid $4,250 to the state of Indiana.

TYSON FOODS, INC.

On August 12, 2005, the Company elected to participate in the United States Environmental Protection Agency’s (EPA) Air Compliance Agreement (ACA). Participation will require payment of a penalty of One Hundred Thousand Dollars ($100,000) and an additional contribution to a monitoring fund that will underwrite a study of air emissions from poultry farming operations. The contribution to the monitoring fund will be made in proportion to the total number of all participants (including the Company and parties not related to the Company) who elect to participate in the ACA. It is estimated that aggregate contributions to the monitoring fund will not exceed Two Million Dollars ($2,000,000). The Company’s election to participate in the ACA is subject to review and approval from the EPA Environmental Appeals Board (EAB). The EAB is currently conducting its review. In addition, environmental groups have brought a legal action against the EPA challenging the legality of the ACA in the Court of Appeals in the D.C. Circuit. It is currently unknown how, if at all, this will effect implementation of the ACA.

On June 19, 2005, the Attorney General of Oklahoma filed a Complaint in the U.S. District Court for the Northern District of Oklahoma against the Company, three subsidiaries and other poultry integrators. After a mediation held in August 2005 did not result in a settlement, a First Amended Complaint (“Amended Complaint”) was filed and served on the Company, three subsidiaries and other poultry integrators. The Amended Complaint asserts state and federal causes of action and seeks injunctive relief and damages (past and future) for alleged pollution to the Illinois River Watershed from the land application of poultry litter by the defendants and contract growers. The Company and other defendants have filed answers and motions to dismiss several of the claims made in the Amended Complaint. The State of Oklahoma’s responses to these motions were filed on November 18, 2005. In addition, the Company and other defendants have filed third-party complaints that assert claims against other persons and entities whose activities may have contributed to the pollution alleged in the Amended Complaint. These third party complaints seek recovery under the alternative theories of contribution and indemnity. The Company and its defendant subsidiaries believe they have substantial defenses to the claims made and intend to vigorously defend the Amended Complaint. On November 3, 2005, the Arkansas Attorney General filed a Petition for Leave to file a Bill of Complaint in the United States Supreme Court (the “Petition”) in its capacity as parens patriae for the citizens of Arkansas for violations of Arkansas’ rights under the Arkansas River Basin Compact and violation of the Commerce Clause, seeking a declaration that Oklahoma is required to cooperatively resolve its interstate dispute by presenting it grievances before the Arkansas-Oklahoma Arkansas River Compact Commission and that Oklahoma’s attempt to enforce its laws on citizens and conduct occurring within Arkansas violates the Commerce Clause and the Due Process Clause. The State of Oklahoma has until January 2, 2006, to respond to the Petition.

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

In August 2004, the Company received a subpoena requesting the production of documents from a federal grand jury sitting in the Western District of Arkansas. The subpoena focused on events surrounding a workplace accident that resulted in the death of an employee at the River Valley Animal Foods rendering plant in Texarkana, Arkansas, on October 10, 2003. That workplace fatality had previously been the subject of an investigation by the Occupational Health and Safety Administration (OSHA) of the Department of Labor. On April 9, 2004, OSHA issued citations to Tyson Foods, Inc. and Tyson Poultry, Inc., d/b/a River Valley Animal Foods, alleging violations of health and safety standards arising from the death of the employee due to hydrogen sulfide inhalation. The citations consist of five willful, 12 serious, and two recordkeeping violations. OSHA seeks abatement of the alleged violations and proposed penalties of $436,000. The OSHA proceeding was stayed pending the completion of the grand jury investigation. Since the receipt of the document subpoena, a number of company employees have provided grand jury testimony or informal interviews to government investigators. Federal officials have not yet indicated whether they intend to pursue any action against the Company in connection with this investigation.

TYSON FOODS, INC.

In July 2002, certain cattle producers filed Herman Schumacher, et al. vs. Tyson Fresh Meats, Inc., et al. in the U.S. District Court for the District of South Dakota, seeking certification of a class of cattle producers and naming as defendants TFM and three other beef packers. Plaintiffs claim that in 2001, during the first six weeks that the U.S. Department of Agriculture (USDA) began its mandatory price reporting program, defendants knowingly used the inaccurate boxed beef cutout prices (cutout prices are determined by the USDA through a formula that averages the prices of the various box beef cuts reported by all packers) calculated and published by USDA to negotiate the purchase of fed cattle from plaintiffs at prices substantially lower than would have been economically justified had plaintiffs known the accurate higher cutout prices. Plaintiffs contend that defendants’ conduct constituted an unfair or deceptive practice in violation of the Packers and Stockyards Act (PSA), 7 U.S.C. §192. Plaintiffs also seek damages under state law unjust enrichment principles. The USDA has stated that during the period in question the beef packers correctly reported beef sales information to the USDA and TFM believes it acted appropriately in its dealings with cattle producers. Plaintiffs submitted an affidavit from their expert on April 1, 2004, which maintained class damages were in the "tens of millions" of dollars. On June 4, 2004, the District Court certified a class to pursue the PSA claims, consisting of “all persons or business associations that owned any interest in cattle that were intended for slaughter and who sold or permitted the sale of such cattle (excluding culled dairy and beef cows and bulls) to defendants on the open spot cash cattle market, or on a basis affected by that market, between April 2, 2001, to and including May 11, 2001.” Other classes were certified in connection with the state law unjust enrichment claims. On June 22, 2004, defendants sought leave from the Eighth Circuit Court of Appeals to appeal the class certification ruling. This request was denied on July 7, 2004. Discovery in this matter has concluded, dispositive briefs have been filed with the court, and the trial has tentatively been scheduled to commence on April 3, 2006.

On February 16, 2005, a putative shareholders derivative and class action lawsuit, Amalgamated Bank v. Don Tyson, et al., was filed in Delaware Chancery Court against certain present and former directors of the Company.  The Company is also named as a nominal defendant, with no relief sought against it.  The lawsuit contains three derivative claims which respectively allege that the defendant directors breached their fiduciary duties by approving (1) consulting contracts for Don Tyson and Robert Peterson in 2001, and other compensation for certain Tyson executives during 2001-2003, (2) certain option grants to certain officers and directors with alleged knowledge that the Company was about to make announcements that would cause the stock price to increase, and (3) various related-party transactions during 2001-2003 that plaintiff alleges were unfair to the Company.  The putative class action portion of the lawsuit claims that the Company's 2002, 2003 and 2004 proxy statements contained misrepresentations regarding certain executive compensation and seeks to void the Company's board of directors elections for those years.  Defendants filed a motion to dismiss on April 28, 2005. On July 1, 2005, the plaintiff filed an amended complaint. In addition to the claims set forth in the initial complaint, the amended complaint asserts a derivative claim alleging that the defendant directors breached their fiduciary duties in connection with disclosure matters that resulted in an SEC consent decree and otherwise.  In connection with the putative class action claims, the amended complaint adds a request for nominal damages and a request for disgorgement of compensation paid to the directors who plaintiff alleges were wrongfully elected in 2002, 2003 and 2004. Defendants filed a motion to dismiss the amended complaint on August 8, 2005, and plaintiff filed an opposition brief on September 19, 2005. Further briefing on the motion is currently suspended, pending the possibility of consolidation with the Meyer lawsuit, described below.

On September 12, 2005, plaintiff Eric Meyer sent a letter to the Honorable William B. Chandler III, of the Delaware Chancery Court, requesting leave to file a putative shareholder derivative complaint under seal. The complaint names as defendants the Tyson Limited Partnership and certain present and former directors of the Company. The Company is also named as a nominal defendant, with no relief sought against it. The complaint asserts derivative claims for breach of fiduciary duty, corporate waste, and unjust enrichment allegedly arising from various related-party transactions from 1998 to 2004. The complaint alleges that the transactions were unfair to the Company, were not properly disclosed, and were not approved by a committee of independent directors. On September 21, 2005, the court granted plaintiff leave to file the complaint under seal and requested that plaintiff's counsel confer with counsel in Amalgamated Bank v. Tyson, et al. (see above), in order to consolidate the cases. The complaint was filed under seal on September 22, 2005, and was subsequently filed publicly on September 29, 2005. The deadline for defendants' response to the complaint has been extended pending consolidation.

TYSON FOODS, INC.

Other Matters: The Company has approximately 114,000 team members and at any time has various employment practices matters. In the aggregate, these matters are significant to the Company and the Company devotes significant resources to handling employment issues. Additionally, the Company is subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of its business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Officers of the Company serve one year terms from the date of their election, or until their successors are appointed and qualified. The name, title, age and year of initial election to executive office of the Company's executive officers are listed below:

			Year
Name	Title	Age	Elected
John Tyson	Chairman of the Board of Directors	52	1984
	and Chief Executive Officer
Richard L. Bond	President and Chief Operating Officer	58	2001
Greg Lee	Chief Administrative Officer	58	1993
	and International President
Eugene D. Leman	Senior Group Vice President, Fresh Meats	62	2001
Bill Lovette	Senior Group Vice President, Poultry	45	2005
	and Prepared Foods
James Lochner	Senior Group Vice President, Margin	53	2005
	Optimization, Purchasing and Logistics
Noel W. White	Group Vice President, Fresh Meats	47	2005
	Operations and Commodity Sales
Wendy Davidson	Group Vice President, Foodservice	35	2005
J. Alberto Gonzalez-Pita	Executive Vice President and General Counsel	51	2004
Dennis Leatherby	Senior Vice President, Finance and	45	1990
	Treasurer and Interim Chief Financial Officer
Craig J. Hart	Senior Vice President, Controller and	49	2004
	Chief Accounting Officer

No family relationships exist among the above officers. Mr. John Tyson was appointed Chairman of the Board of Directors and Chief Executive Officer in 2001 after serving as Chairman of the Board of Directors, President and Chief Executive Officer since 2000, Chairman of the Board of Directors since 1998 and Vice Chairman of the Board of Directors since 1997. Mr. Bond was appointed President and Chief Operating Officer in 2003, after serving as Co-Chief Operating Officer and Group President, Fresh Meats and Retail since 2001 and President and Chief Operating Officer of IBP since 1997 until the merger of IBP into a wholly-owned subsidiary of the Company on September 28, 2001. Mr. Bond is also a member of the Company’s Board of Directors. Mr. Lee was appointed Chief Administrative Officer and International President in 2003, after serving as Co-Chief Operating Officer and Group President, Food Service and International since 2001, Chief Operating Officer since 1999 and as President of the Foodservice Group since 1998. Mr. Leman was appointed Senior Group Vice President, Fresh Meats in 2001 after serving as IBP's President of Fresh Meats since 1997 until the merger of IBP into a wholly-owned subsidiary of the Company on September 28, 2001. Mr. Leman has announced he will retire from his position as Senior Group Vice President, Fresh Meats effective January 31, 2006. Mr. Lovette was appointed Senior Group Vice President, Poultry & Prepared Foods in 2005, after serving as Group Vice President, Foodservice since 2001, President, Foodservice Group since 2000, and President, International since 1999.

TYSON FOODS, INC.

Mr. Lochner was appointed Senior Group Vice President, Margin Optimization, Purchasing and Logistics in 2005, after serving as Group Vice President, Purchasing, Travel, and Aviation since 2004, Group Vice President, Fresh Meats since 2001, and President and COO of IBP Fresh Meats since 2000 until the merger of IBP into a wholly-owned subsidiary of the Company on September 28, 2001. Mr. White was appointed Group Vice President, Fresh Meats Operations and Commodity Sales in 2005 after serving as Senior Vice President, Fresh Meats Sales and Marketing since 2003, Vice President, FM Sales & Pricing Team Leader since 2002 and Vice President, Processor Pork Sales since 1993 through the merger of IBP into a wholly-owned subsidiary of the Company on September 28, 2001. Ms. Davidson was appointed Group Vice President, Foodservice in 2005, after serving as Senior Vice President & General Manager, McDonald’s Business Development since 2004, Vice President & General Manager, McDonald’s Business Development since 2003, Director Sales & Marketing, McDonald’s Business Development since 2001, and Division Manager, Foodservice Frozen Customer Marketing Division since 1998. Mr. Gonzalez-Pita was appointed Executive Vice President and General Counsel in 2004, after serving as General Counsel and Vice President for International Legal, Regulatory & External Affairs at BellSouth Corporation since 1999. Mr. Leatherby was appointed Senior Vice President, Finance and Treasurer and Interim Chief Financial Officer in 2004, after serving as Senior Vice President, Finance and Treasurer since 1998. Mr. Hart was elected Senior Vice President, Controller and Chief Accounting Officer in 2004 after serving as Vice President of Special Projects since 2001 and Vice President and Controller of IBP since 1995 until the merger of IBP into a wholly-owned subsidiary of the Company on September 28, 2001.

The Company has a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of its directors and employees, including its principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics, titled Tyson Foods, Inc. Code of Conduct, is available, free of charge on the Company’s website at http://ir.tysonfoodsinc.com.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company currently has issued and outstanding two classes of capital stock, Class A common stock (Class A stock) and Class B common stock (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. On October 31, 2005, there were approximately 42,800 holders of record of the Company's Class A stock and 15 holders of record of the Company's Class B stock, excluding holders in the security position listings held by nominees.

DIVIDENDS

Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. The Company has paid uninterrupted quarterly dividends on its common stock each year since 1977 and expects to continue its cash dividend policy during fiscal 2006. In fiscal 2005, the annual dividend rate for Class A stock was $0.16 per share and the annual dividend rate for Class B stock was $0.144 per share.

TYSON FOODS, INC.

MARKET INFORMATION

The Class A stock is traded on the New York Stock Exchange under the symbol "TSN." No public trading market currently exists for the Class B stock. The high and low closing sales prices of the Company’s Class A stock for each quarter of fiscal years 2005 and 2004 are represented in the table below.

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$18.40	$14.12	$14.49	$12.59
Second Quarter	18.07	16.26	18.13	12.99
Third Quarter	19.08	15.96	20.81	17.58
Fourth Quarter	19.47	17.26	21.06	15.73

ISSUER PURCHASES OF EQUITY SECURITIES

The table below provides information regarding purchases by the Company of its Class A stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
July 3 to
July 30, 2005	251,098	$18.42	-	22,474,439
July 31 to
Sept. 3, 2005	154,136	18.08	-	22,474,439
Sept. 4 to
Oct. 1, 2005	128,825	17.91	-	22,474,439
Total	534,059 (2)	$18.20	-	22,474,439

(1)

On February 7, 2003, the Company announced that the board of directors of the Company had approved a plan to repurchase up to 25,000,000 shares of Class A stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

The Company purchased 534,059 shares during the period that were not made pursuant to the Company’s previously announced stock repurchase plan, but were purchased to fund certain Company obligations under its equity compensation plans. These purchases were made in open market transactions.

TYSON FOODS, INC.

ITEM 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	2005	2004	2003	2002	2001	2000
Summary of Operations
Sales	$26,014	$26,441	$24,549	$23,367	$10,563	$7,268
Cost of sales	24,274	24,550	22,805	21,550	9,660	6,453
Gross profit	1,740	1,891	1,744	1,817	903	815
Operating income	765	925	837	887	316	349
Interest expense	227	275	296	305	144	116
Provision for income taxes	175	232	186	210	58	83
Net income	$353	$403	$337	$383	$88	$151
Year end shares outstanding	355	353	353	353	349	225
Diluted average shares outstanding	357	357	352	355	222	226
Diluted earnings per share	$0.99	$1.13	$0.96	$1.08	$0.40	$0.67
Class A basic earnings per share	1.05	1.20	1.00	1.13	0.42	0.70
Class B basic earnings per share	0.95	1.08	0.90	1.02	0.38	0.63
Dividends per share:
Class A	0.160	0.160	0.160	0.160	0.160	0.160
Class B	0.144	0.144	0.144	0.144	0.144	0.144
Depreciation and amortization	$501	$490	$458	$467	$335	$294
Balance Sheet Data
Capital expenditures	$571	$486	$402	$433	$261	$196
Total assets	10,504	10,464	10,486	10,372	10,632	4,841
Net property, plant and equipment	4,007	3,964	4,039	4,038	4,085	2,141
Total debt	2,995	3,362	3,604	3,987	4,776	1,542
Shareholders' equity	$4,652	$4,292	$3,954	$3,662	$3,354	$2,175
Other Key Financial Measures
Return on sales	1.4%	1.5%	1.4%	1.6%	0.8%	2.0%
Annual sales growth (decline)	(1.6)%	7.7%	5.1%	121.2%	45.3%	(4.6)%
Gross margin	6.7%	7.2%	7.1%	7.8%	8.5%	11.2%
Return on beginning shareholders' equity	8.2%	10.2%	9.2%	11.4%	4.0%	7.1%
Return on invested capital	10.0%	12.2%	11.0%	11.2%	5.3%	9.1%
Effective tax rate	33.1%	36.6%	35.5%	35.5%	35.4%	35.6%
Total debt to capitalization	39.2%	43.9%	47.7%	52.1%	58.7%	41.5%
Book value per share	$13.13	$12.19	$11.21	$10.37	$9.61	$9.67
Closing stock price high	19.47	21.06	14.42	15.56	14.19	18.00
Closing stock price low	$14.12	$12.59	$7.28	$8.75	$8.35	$8.56

TYSON FOODS, INC.

ELEVEN-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	1999	1998	1997	1996	1995
Summary of Operations
Sales	$7,621	$7,414	$6,356	$6,454	$5,511
Cost of sales	6,470	6,260	5,318	5,506	4,423
Gross profit	1,151	1,154	1,038	948	1,088
Operating income	487	204	400	269	472
Interest expense	124	139	110	133	115
Provision for income taxes	129	46	144	49	131
Net income	$230	$25	$186	$87	$219
Year end shares outstanding	229	231	213	217	217
Diluted average shares outstanding	231	228	218	218	218
Diluted earnings per share	$1.00	$0.11	$0.85	$0.40	$1.01
Class A basic earnings per share	1.05	0.12	0.90	0.42	1.06
Class B basic earnings per share	0.94	0.10	0.81	0.38	0.95
Dividends per share:
Class A	0.115	0.100	0.095	0.080	0.053
Class B	0.104	0.090	0.086	0.072	0.044
Depreciation and amortization	$291	$276	$230	$239	$205
Balance Sheet Data
Capital expenditures	$363	$310	$291	$214	$347
Total assets	5,083	5,242	4,411	4,544	4,444
Net property, plant and equipment	2,185	2,257	1,925	1,869	2,014
Total debt	1,804	2,129	1,690	1,975	1,985
Shareholders' equity	$2,128	$1,970	$1,621	$1,542	$1,468
Other Key Financial Measures
Return on sales	3.0%	0.3%	2.9%	1.4%	4.0%
Annual sales growth (decline)	2.8%	16.7%	(1.5)%	17.1%	7.9%
Gross margin	15.1%	15.6%	16.3%	14.7%	19.7%
Return on beginning shareholders' equity	11.7%	1.5%	12.1%	5.9%	17.0%
Return on invested capital	12.1%	5.5%	11.7%	7.7%	15.2%
Effective tax rate	34.9%	64.7%	43.6%	37.0%	38.1%
Total debt to capitalization	45.9%	51.9%	51.0%	56.2%	57.5%
Book value per share	$9.31	$8.53	$7.60	$7.09	$6.76
Closing stock price high	25.38	24.44	23.63	18.58	18.17
Closing stock price low	$15.00	$16.50	$17.75	$13.83	$13.83

TYSON FOODS, INC.

Notes to Eleven-Year Financial Summary

1.	Fiscal years 2004 and 1998 were 53-week years, while the other years presented were 52-week years.
2.

The results for fiscal 2005 include $33 million of pretax charges related to a legal settlement involving the Company’s live swine operations, a non-recurring income tax net benefit of $15 million including benefit from the reversal of certain income tax reserves, partially offset by an income tax charge related to the one-time repatriation of foreign income under the American Jobs Creation Act, $14 million of pretax charges primarily related to closing two poultry and one prepared foods operations, $12 million of pretax gains related to vitamin antitrust litigation settlements received, $8 million of pretax losses related to hurricane losses and an $8 million pretax gain related to the sale of the Company’s remaining interest in Specialty Brands, Inc.

3.

The results for fiscal 2004 include $61 million of pretax BSE-related charges, $40 million of pretax charges primarily related to closing one poultry and three prepared foods operations, $25 million of pretax charges related to the impairment of intangible assets and $21 million of pretax charges related to fixed asset write-downs.

4.

The results for fiscal 2003 include $167 million of pretax gains related to vitamin antitrust litigation settlements received and $76 million of pretax charges related to closing four poultry operations.

5.

The results for fiscal 2002 include a $27 million pretax charge related to the identifiable intangible asset write-down of the Thomas E. Wilson brand, $26 million pretax charge for live swine restructuring charge, $22 million pretax gain related to the sale of Specialty Brands, Inc. and $30 million pretax gain related to vitamin antitrust litigation settlements received.

6.	The results for fiscal 2001 include $26 million of pretax charges for expenses related to the TFM acquisition, loss on sale of swine assets, and product recall losses.
7.

The results for fiscal 2000 include a $24 million pretax charge for a bad debt write-off related to the January 2000 bankruptcy filing of AmeriServe Food Distribution, Inc. and a $9 million pretax charge related to Tyson de Mexico losses.

8.	Certain costs for fiscal years 1999 and prior have not been reclassified as the result of the application of EITF 00-14 and EITF 00-25.
9.	The results for fiscal 1999 include a $77 million pretax charge for loss on sale of assets and impairment write-downs.
10.

Significant business combinations accounted for as purchases: TFM, Hudson Foods, Inc. and Arctic Alaska Fisheries Corporation in August 2001 and September 2001, January 1998 and October 1992, respectively.

11.	The results for fiscal 1998 include a $215 million pretax charge for asset impairment and other charges.
12.	The results for fiscal 1997 include a $41 million pretax gain from the sale of the beef division assets.
13.	Return on invested capital is calculated by dividing operating income by the sum of the average of beginning and ending total debt and shareholders’ equity.

TYSON FOODS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Earnings for fiscal 2005 were $353 million, or $0.99 per diluted share, compared to $403 million, or $1.13 per diluted share, in fiscal 2004. Pretax earnings for fiscal 2005 included $33 million of costs related to a legal settlement involving the Company’s live swine operations, $14 million of costs for plant closings, $8 million of losses related to Hurricane Katrina, $12 million received in connection with vitamin antitrust litigation and a gain of $8 million from the sale of the Company’s remaining interest in Specialty Brands, Inc. Additionally, earnings included a non-recurring income tax net benefit of $15 million. The net benefit includes the reversal of tax reserves, partially offset by an income tax charge related to the repatriation of foreign income. Combined, these items decreased fiscal 2005 diluted earnings per share by $0.02. Pretax earnings for fiscal 2004 included $40 million of costs for plant closings, $61 million of BSE-related charges and $46 million of fixed asset write-downs and intangible asset impairments. Combined, these items decreased fiscal 2004 diluted earnings per share by $0.26.

Operations for fiscal 2005 benefited from higher average sales prices in the Company’s Chicken, Pork and Prepared Food segments, product mix improvements and decreased grain costs in the Company’s Chicken segment. These benefits were partially offset by losses from the Company’s commodity risk management activities related to grain purchases as compared to prior year gains from commodity risk management activities on grain positions. Operating income was also negatively impacted by higher energy costs, higher live hog prices in the Pork segment and higher raw material costs in the Prepared Foods segment. Additionally, earnings for fiscal 2005 were negatively impacted by the Company’s Beef segment operating loss, primarily due to lower domestic cattle supplies and restrictions on imports of Canadian cattle for most of the year, which resulted in lower production volumes and raised the operating cost per head. Also, the Beef segment’s operating results were negatively impacted by limited access to export markets.

In fiscal 2005, the Company continued to generate strong cash flow. This allowed the Company to pay down debt by $367 million, and exceed the Company’s debt-to-capital ratio goal of 40% by reaching 39% at year end. The Company began construction of a third fully dedicated case-ready plant in fiscal 2005. This plant is scheduled to begin operating in fiscal 2006, and once fully operational, it is expected to increase case-ready capacity by one-third. Additionally, in fiscal 2005, the Company continued construction of facilities at its Corporate Center, as well as a variety of other projects that will increase automation and support value-added product growth.

The Company's accounting cycle resulted in a 52-week year for fiscal years 2005 and 2003, and a 53-week year for fiscal 2004.

Outlook

As the Company begins fiscal 2006, its intent is to continue to focus on the three primary elements of the Company’s strategy. The first element of the strategy is to continue to increase the sales mix of value-added products. The Company’s goal for fiscal 2006 is to increase its mix of value-added product sales to $12 billion, an increase of approximately $900 million as compared to fiscal 2005.

TYSON FOODS, INC.

The second element of the strategy is to continue to improve operating efficiencies. For fiscal 2006, the Company anticipates spending approximately $232 million on cost savings and income producing projects, which are expected to result in annual after tax savings of approximately $72 million. The third element of the strategy is to expand the Company’s presence in international markets. The Company’s goal for fiscal 2006 is to increase its in-country presence in at least one foreign market.

In fiscal 2006, the Company expects the Chicken segment results to remain solid. Currently, grain prices are expected to be favorable in fiscal 2006 as compared to fiscal 2005, and the Company anticipates good demand for chicken going into the start of fiscal 2006. The Company anticipates operating income will be negatively impacted in fiscal 2006 by higher energy costs. Although there have been recent developments in the beef export market that are encouraging, the Company believes the Beef segment will continue to face difficult operating conditions in fiscal 2006, especially in the first two quarters of the year. The Company anticipates the supply of live hogs to increase slightly in fiscal 2006, which should generate more normal returns in the Pork segment. Additionally, the Company anticipates improved market share in the Prepared Foods segment in fiscal 2006.

2005 vs. 2004

Certain reclassifications have been made to prior periods to conform to current presentations.

Sales decreased $427 million or 1.6%, with a 0.7% increase in average sales price and a 2.3% decrease in volume. The decrease in sales was primarily due to reduced sales in the Company’s Beef segment, resulting from the effects of import and export restrictions. Additionally, sales were negatively impacted by decreased sales volumes in each of the Company’s protein segments, primarily due to one less week of sales in fiscal 2005. These declines were partially offset by higher average sales prices in the Company’s Chicken, Pork and Prepared Foods segments.

Cost of sales decreased $276 million or 1.1%. As a percent of sales, cost of sales increased from 92.8% to 93.3%. The decrease in cost of sales was primarily due to decreased grain costs of approximately $312 million in fiscal 2005 as compared to the same period last year, partially offset by higher live costs in the Pork segment, higher raw material costs in the Prepared Foods segment and higher energy costs. Additionally, the Chicken segment recorded losses of $27 million in fiscal 2005 resulting from the Company’s commodity risk management activities related to grain purchases as compared to gains of $127 million in fiscal 2004. The fiscal 2004 gains were due in part to grain commodity risk management activities that were not designated as SFAS No. 133 hedges. Also, lower domestic cattle supplies and restrictions on imports of Canadian cattle for most of the year caused lower production volumes and higher operating cost per head.

Selling, general and administrative expenses increased $48 million or 5.5%. As a percent of sales, selling, general and administrative expenses increased from 3.3% to 3.6%. The increase was primarily due to an increase of approximately $28 million in corporate advertising expenses, which was primarily related to the Company’s “Powered by Tyson™” campaign. In addition, there were increases in personnel-related costs and contributions and donations.

Other charges included $33 million related to a legal settlement involving the Company’s live swine operations and $14 million in plant closing costs, primarily related to the closings of the Company’s Cleveland Street Forest, Mississippi, Portland, Maine, and Bentonville, Arkansas, operations. In July 2005, the Company announced it had agreed to settle a lawsuit which had resulted from the restructuring of its live swine operations. The settlement resulted in the Company recording an additional $33 million of costs in the third quarter of fiscal 2005. In July 2005, the Company announced its decision to make improvements to one of its Forest, Mississippi, facilities, which will include more product lines, enabling the plant to increase its production of processed and marinated chicken. When the project is complete, the Company will close the Cleveland Street Forest, Mississippi, poultry operation and transfer production and employees to the newly upgraded facilities. Also in July 2005, the Company announced its decision to close its Bentonville, Arkansas, facility. The production from this facility was transferred to the Company’s Russellville, Arkansas, poultry plant, where an expansion enabled the facility to absorb the Bentonville facility’s production. In December 2004, the Company

TYSON FOODS, INC.

announced its decision to close its Portland, Maine, facility. The plant ceased operations February 4, 2005, and the production from this facility was transferred to other locations. Other charges in fiscal 2004 included $40 million in plant closing costs, primarily related to the closings of the Company’s Jackson, Mississippi, Manchester, New Hampshire, Augusta, Maine, and Berlin, Maryland, operations. Also included in other charges for fiscal 2004 were $25 million in charges related to intangible asset impairments and $21 million related to fixed asset write-downs.

Interest expense decreased $48 million or 17.5%, primarily resulting from an 8.7% decrease in the Company’s average indebtedness. In addition, the Company incurred $13 million of expenses in fiscal 2004, related to the buy back of bonds at attractive prices and the early redemption of Tyson de Mexico preferred shares. Excluding these charges, the overall weighted average borrowing rate decreased from 7.4% to 7.1%.

Other expense decreased $5 million as compared to fiscal 2004, primarily resulting from improvements in foreign exchange gain/loss activity of approximately $9 million, primarily from the Company’s Canadian operations, and an $8 million gain recorded in fiscal 2005 from the sale of the Company’s remaining interest in Specialty Brands, Inc. These items were partially offset by increased losses of $13 million from the disposal of fixed assets.

The effective tax rate decreased from 36.6% in fiscal 2004 to 33.1% in fiscal 2005. The fiscal 2005 effective rate was reduced by 4.1% due to the release of income tax reserves that management deemed were no longer required. In addition, the rate was increased by 4.2% relating to the repatriation of earnings of foreign subsidiaries as allowed by the American Jobs Creation Act, offset by 2.9% relating to the reversal of certain international tax reserves that were no longer needed due to the effects of the repatriation under the American Jobs Creation Act. During the fourth quarter of fiscal 2005, the Company repatriated $404 million of foreign earnings invested outside the United States under the American Jobs Creation Act. See Note 17 to the Consolidated Financial Statements for further discussion of these issues. The estimated Extraterritorial Income Exclusion (ETI) amount reduced the fiscal 2005 effective tax rate by 2.6% compared to 0.5% in fiscal 2004. The increase in the fiscal 2005 estimated ETI benefit resulted from an increase in the estimated fiscal 2005 profit from export sales primarily due to increased profit on export sales, along with an adjustment to the estimated fiscal 2004 benefit.

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

TYSON FOODS, INC.

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

Prepared Foods segment includes the Company's operations that manufacture and market frozen and refrigerated food products. Products include pepperoni, beef and pork pizza toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes and meat dishes, and processed meats. The Prepared Foods segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.

Other segment includes the logistics group and other corporate activities not identified with specific protein groups.

Sales by Segment	in millions
	Sales 2005	Sales 2004	Sales Change	Volume Change	Average Sales Price Change
Chicken	$8,295	$8,363	$(68)	(2.6)%	1.8%
Beef	11,618	11,951	(333)	(0.0)%	(2.8)%
Pork	3,247	3,185	62	(4.6)%	6.9%
Prepared Foods	2,801	2,891	(90)	(6.7)%	3.8%
Other	53	51	2	N/A	N/A
Total	$26,014	$26,441	$(427)	(2.3)%	0.7%

Operating Income by Segment				in millions
	Operating Income 2005	Operating Income 2004	Operating Income Change	Operating Margin 2005	Operating Margin 2004
Chicken	$582	$548	$34	7.0%	6.6%
Beef	(12)	127	(139)	(0.1)%	1.1%
Pork	47	140	(93)	1.4%	4.4%
Prepared Foods	78	28	50	2.8%	1.0%
Other	70	82	(12)	N/A	N/A
Total	$765	$925	$(160)	2.9%	3.5%

Chicken segment sales decreased 0.8% in fiscal 2005 as compared to the same period last year. The decline in sales was primarily due to lower volumes, caused largely by one less week of sales, partially offset by higher average sales prices and improved product mix. Chicken segment operating income increased $34 million in fiscal 2005, as compared to the same period last year. Excluding fiscal 2005 charges of $12 million related to plant closing accruals and $8 million of hurricane losses, and fiscal 2004 charges of $13 million related to fixed asset write-downs and $13 million of plant closing related accruals, operating income increased $28 million. Fiscal 2005 operating income was positively impacted by decreased grain costs of $312 million. However, the current year benefits from decreased grain costs were partially offset by the effect of the Company realizing a loss of $27 million in fiscal 2005 as compared to a gain of $127 million in fiscal 2004 from the Company’s commodity risk management activities. Additionally, fiscal 2005 operating income was negatively impacted by higher energy costs.

TYSON FOODS, INC.

Beef segment sales decreased 2.8% in fiscal 2005 as compared to the same period last year. The decline in sales primarily resulted from the effects of import and export restrictions. Those restrictions contributed to lower international sales volumes and lower average domestic sales prices due in part to the mix of products allowed for export. Additionally, the current year had one less week of sales. Fiscal 2005 operating income decreased $215 million as compared to the prior year, excluding $10 million received in connection with vitamin antitrust litigation in fiscal 2005, prior year BSE-related charges of $61 million and $5 million of charges related to intangible asset impairments and fixed asset write-downs recorded in fiscal 2004. The decrease in operating income was primarily due to lower domestic cattle supplies and restrictions on imports of Canadian cattle for most of the year, which resulted in lower production volumes and raised the operating cost per head. Additionally, operating income was negatively impacted by decreased volumes and margins at the Company’s Lakeside operation in Canada.

Pork segment sales increased 1.9% in fiscal 2005 as compared to the same period last year. The increase in sales resulted primarily from higher average sales prices, both domestically and internationally, as compared to the same period last year. The higher average sales prices, driven primarily by higher average live hog prices, were partially offset by a decrease in volumes, caused largely by one less week of sales.    Fiscal 2005 operating income decreased $63 million as compared to the prior year, excluding current year costs of $33 million related to a legal settlement involving the Company’s live swine operations, $2 million received in fiscal 2005 in connection with vitamin antitrust litigation and $1 million of charges recorded in fiscal 2004 related to fixed asset write-downs. The decrease in operating income was primarily due to higher average live hog prices and lower volumes, which increased the operating cost per head and more than offset the increase in average sales prices.

Prepared Foods segment sales decreased 3.1% in fiscal 2005 as compared to the same period last year. The decline in sales was primarily due to lower volumes, caused largely by one less week of sales and the rationalization of lower margin product lines, partially offset by higher average sales prices. Fiscal 2005 operating income decreased $2 million as compared to the prior year, excluding plant closing related accruals of $2 million and $27 million recorded in fiscal years 2005 and 2004, respectively, and excluding $27 million of fixed asset write-downs and intangible asset impairments recorded in fiscal 2004. The decrease in the Prepared Foods segment’s operating income was primarily due to increased raw material prices.

2004 vs. 2003

Certain reclassifications have been made to prior periods to conform to current presentations.

Sales increased $1.9 billion or 7.7%, with a 9.4% increase in average sales price and a 1.5% decrease in volume. The increase in sales primarily was due to higher average selling prices. Volumes declined due to a reduction in international export activity related to the Chicken and Beef segments resulting from import restrictions imposed by various countries. Additionally, the Company’s Beef segment domestic volumes decreased due to tightened supply of live cattle, the effects of higher beef pricing and significant competing protein supplies in the marketplace.

Cost of sales increased $1.7 billion or 7.7%. As a percent of sales, cost of sales decreased from 92.9% to 92.8%. The increase in cost of sales primarily was due to increases in grain costs in the Chicken segment, which were partially offset by gains resulting from the Company’s commodity risk management activities related to grain purchases, and in the Beef segment, higher live cattle prices and BSE-related charges. Also included in fiscal 2004 cost of sales was $18 million to reduce self-insurance reserves to the actuarially determined range. The reserves are compared to actuarial estimates quarterly. Fiscal 2003 had a $6 million reduction in self-insurance reserves. Additionally, fiscal 2003 cost of sales included $167 million received in connection with vitamin antitrust litigation.

TYSON FOODS, INC.

Selling, general and administrative expenses increased $49 million or 5.9%. As a percent of sales, selling, general and administrative expenses decreased from 3.4% to 3.3%. The increase in expenses primarily was due to an increase in personnel and incentive-based compensation of approximately $40 million, an increase of approximately $20 million related to information system technology improvements, an increase of approximately $21 million in employee benefit costs, primarily due to fiscal 2003 actuarial gains of $13 million related to certain retiree medical benefit plans and fiscal 2004 increases in healthcare-related costs. The increases were partially offset by a reduction in auditing, legal and professional fees of approximately $27 million, which included $12 million received in fiscal 2004 related to legal settlements from the Company’s insurance providers.

Other charges included plant closing costs of $40 million and $76 million recorded in fiscal years 2004 and 2003, respectively. Fiscal 2004 costs primarily were related to the closings of the Company’s Jackson, Mississippi, Manchester, New Hampshire, Augusta, Maine, and Berlin, Maryland, facilities. As part of its on-going plant rationalization efforts, the Company announced in February 2004 its decision to consolidate its manufacturing operations in Jackson, Mississippi, into the Company’s Carthage, Mississippi, facility. The Company acquired the Carthage facility when it purchased Choctaw Maid Farms in the fourth quarter of fiscal 2003. In December 2003, the Company announced its decision to close its Manchester, New Hampshire, and Augusta, Maine, Prepared Foods operations to further improve long-term manufacturing efficiencies. After thorough analysis, the Company determined the amount of capital required to bring the Manchester and Augusta facilities to a competitive level and to maintain appropriate food safety standards, would be better spent to accommodate production in newer more modern facilities. The majority of the Manchester and Augusta production was consolidated into other Company facilities. Fiscal 2003 costs were related to the closings of the Company’s Berlin, Maryland, Stilwell, Oklahoma, and Jacksonville, Florida, facilities. Also included in other charges for fiscal 2004 were $25 million in charges related to the impairment of various intangible assets and $21 million related to fixed asset write-downs. The impairment charges apply primarily to trademarks acquired in the acquisition of Tyson Fresh Meats, Inc. (TFM) in 2001. These impairment charges primarily resulted from lower product sales under some of the Company’s regional trademarks as products are increasingly being sold under the Tyson trademark. The fair value of the Company’s trademarks is determined using a royalty rate method based on expected revenues by trademark. The trademarks, as well as all other intangible assets, are reviewed at least annually for impairment. The fixed asset write-downs were the result of the Company implementing a control whereby all plant facilities conduct fixed asset inventories on a recurring basis.

Interest expense decreased $21 million or 7.1%, primarily resulting from an 8.2% decrease in the Company’s average indebtedness. The Company incurred $13 million of expenses in each fiscal year of 2004 and 2003, related to the buy back of bonds at attractive prices when available in the market and to the early redemption of Tyson de Mexico preferred shares. The overall weighted average borrowing rate increased to 7.7% from 7.4%, primarily due to the fiscal 2004 reduction of short-term debt, which carried lower interest rates.

Other expense decreased $3 million as compared to fiscal 2003, primarily resulting from the $10 million write-down related to the impairment of an equity interest in a live swine operation recorded in fiscal 2003. This decrease was partially offset by increased foreign exchange losses of approximately $9 million from the Company’s Canadian operation in fiscal 2004.

The effective tax rate increased from 35.5% in fiscal 2003 to 36.6% in fiscal 2004. The estimated ETI amount reduced the fiscal 2004 effective tax rate by 0.5%, compared to 1.9% in fiscal 2003. The decrease in the fiscal 2004 estimated ETI benefit resulted from a reduction in the estimated fiscal 2004 profit from export sales primarily due to the effects of BSE and avian influenza, along with an adjustment to the estimated fiscal 2003 benefit. The fiscal 2004 estimated rate also increased due to the expiration of certain general business credits.

TYSON FOODS, INC.

Sales by Segment	in millions
	Sales 2004	Sales 2003	Sales Change	Volume Change	Average Sales Price Change
Chicken	$8,363	$7,389	$974	3.5%	9.4%
Beef	11,951	11,935	16	(9.8)%	11.0%
Pork	3,185	2,470	715	7.3%	20.2%
Prepared Foods	2,891	2,700	191	0.3%	6.8%
Other	51	55	(4)	N/A	N/A
Total	$26,441	$24,549	$1,892	(1.5)%	9.4%

Operating Income by Segment				in millions
	Operating Income 2004	Operating Income 2003	Operating Income Change	Operating Margin 2004	Operating Margin 2003
Chicken	$548	$156	$392	6.6%	2.1%
Beef	127	320	(193)	1.1%	2.7%
Pork	140	75	65	4.4%	3.0%
Prepared Foods	28	59	(31)	1.0%	2.2%
Other	82	227	(145)	N/A	N/A
Total	$925	$837	$88	3.5%	3.4%

Chicken segment sales increased 13.2% in fiscal 2004 as compared to fiscal 2003. Excluding plant closing related accruals of $13 million and $76 million recorded in fiscal years 2004 and 2003, respectively, and fixed asset write-downs of $13 million recorded in fiscal 2004, operating income increased $342 million. Sales and operating income increased primarily due to increased average sales prices and sales volumes, as well as improvements in product mix and operating efficiencies. Operating income was negatively impacted by approximately $239 million of increased grain costs, partially offset by a benefit of approximately $127 million from the Company’s commodity risk management activities related to grain purchases. The increase in the Company’s domestic Chicken segment sales volumes in fiscal 2004 were partially offset by decreased international sales volumes due to import restrictions by various countries caused by the avian influenza outbreaks in the United States.

Beef segment sales increased 0.1% in fiscal 2004 as compared to fiscal 2003. Operating income for fiscal 2004 included BSE-related charges of $61 million and $5 million of charges related to intangible asset impairments and fixed asset write-downs. Additionally, operating income was negatively impacted by increases in live cattle prices, production declines and decreased capacity utilization. These decreases were partially offset by higher average selling prices and increased volumes and margins at the Company’s Lakeside operation in Canada.

Pork segment sales increased 28.9% in fiscal 2004 as compared to fiscal 2003. The increase in the Pork segment’s operating income primarily was due to higher average sales prices and increased demand, as pork benefited from stronger domestic and international markets, more than offsetting increases in average live hog prices. Operating income was negatively impacted by approximately $1 million related to fixed asset write-downs recorded in fiscal 2004.

TYSON FOODS, INC.

Prepared Foods segment sales increased 7.1% in fiscal 2004 as compared to fiscal 2003. Fiscal 2004 operating income increased $23 million, excluding plant closing costs of approximately $27 million, intangible asset impairments of $22 million and fixed asset write-downs of $5 million, all of which were recorded in fiscal 2004. The increase in the Prepared Foods segment’s operating income primarily was due to higher average sales prices and increased volumes, partially offset by increased raw material prices.

Other segment operating income decreased $145 million primarily due to settlements of $167 million received in fiscal 2003 in connection with vitamin antitrust litigation. Additionally in fiscal 2003, operating income was affected positively by actuarial gains of $13 million resulting from certain retiree medical benefit plans.

ACQUISITION

In September 2003, the Company purchased Choctaw Maid Farms, Inc. (Choctaw), an integrated poultry processor. Since 1992, Tyson had been purchasing all of Choctaw’s production under a “cost plus” supply agreement, which was scheduled to expire in 2007. The Company previously had negotiated a purchase option with Choctaw’s owners, which initially became exercisable in 2002. The Company decided to exercise its purchase option rather than continue under the “cost plus” arrangement of the supply agreement. The acquisition was recorded as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141). Accordingly, the assets and liabilities were adjusted for fair values with the remainder of the purchase price, $18 million, recorded as goodwill. The purchase price consisted of $1 million cash to exercise the purchase option in Tyson’s supply agreement with Choctaw and the settlement of $85 million owed to Tyson by Choctaw. In addition, the Company assumed approximately $4 million of Choctaw’s debt to a third party. In June 2003, the Company exercised a $74 million purchase option to acquire assets leased from a third party which the Company had subleased to Choctaw. Pro forma operating results reflecting the acquisition of Choctaw would not be materially different from the Company's actual results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations continues to be the Company’s primary source of funds to finance operating requirements and capital expenditures. In fiscal 2005, net cash of $999 million was provided by operating activities, up $67 million from fiscal 2004. The increase is primarily due to cash from working capital items of $186 million in fiscal 2005, as compared to cash used by working capital items of $47 million in fiscal 2004, partially offset by a $132 million decrease in net income, excluding the non-cash effect of deferred income taxes, as compared to the prior year. The positive working capital for fiscal 2005 is primarily due to an increase in income taxes payable resulting primarily from timing of payments of federal and state estimated payments and improvements in the cash cycle around accounts receivable, accounts payable and inventory. The Company used cash, primarily from operations, to reduce debt by $367 million, to fund $571 million of property, plant and equipment additions, to pay dividends of $55 million and to repurchase $45 million of the Company’s Class A common stock in the open market. The Company's foreseeable cash needs for operations growth and capital expenditures are expected to continue to be met through cash flows provided by operating activities. Additionally, at October 1, 2005, the Company had borrowing capacity of $1.5 billion consisting of $746 million available under its $1.0 billion unsecured revolving credit facility and $750 million under its accounts receivable securitization. At October 1, 2005, the Company had construction projects in progress that will require approximately $521 million to complete. Capital spending for fiscal 2006 is expected to be in the range of $600 million to $650 million.

Cash Provided by Operating Activities	in millions
	2005	2004	2003
	$999	$932	$820

TYSON FOODS, INC.

Total debt at October 1, 2005, was $3.0 billion, a decrease of $367 million from October 2, 2004. During the fourth quarter of fiscal 2005, the Company restructured its revolving credit facilities into one facility, which now consists of a $1.0 billion unsecured revolving credit facility that expires in September 2010. This facility supports the Company's commercial paper program, letters of credit and other short-term funding needs. At October 1, 2005, there were no borrowings outstanding under this facility. Outstanding debt at October 1, 2005, consisted of $2.5 billion of senior notes and notes, a $345 million term loan and other indebtedness of $121 million.

Total Capitalization	in millions
	2005	2004	2003
Debt	$2,995	$3,362	$3,604
Equity	4,652	4,292	3,954

The revolving credit facility, senior notes, notes and accounts receivable securitization contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company was in compliance with all of such covenants at fiscal year end.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that are material to its financial position or results of operations. The off-balance sheet arrangements the Company has are guarantees of debt of outside third parties involving a lease, grower loans and residual value guarantees covering certain operating leases for various types of equipment. See Note 9, “Commitments” of the Notes to Consolidated Financial Statements for further discussions of these guarantees.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations as of October 1, 2005:

	in millions
	Payments Due by Period
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Debt and capital lease obligations:
Principal payments (1)	$126	$912	$595	$1,362	$2,995
Interest payments (2)	128	290	283	340	1,041
Guarantees (3)	7	18	21	41	87
Operating lease obligations (4)	82	78	21	6	187
Purchase obligations (5)	313	17	4	4	338
Capital expenditures (6)	457	54	10	-	521
Other long-term liabilities (7)	4	8	7	47	66
Total contractual commitments	$1,117	$1,377	$941	$1,800	$5,235

TYSON FOODS, INC.

(1)

In the event of a default on payment or violation of debt covenants, acceleration of the principal payments could occur. At October 1, 2005, the Company was in compliance with all of its debt covenants.

(2)

Interest payments include only interest payments on fixed-rate and fixed-term debt, based on the expected payment dates. The Company has other interest obligations on variable-rate, non-term debt; however, these obligations have been excluded, as the timing of payments and expected interest rates cannot be reasonably estimated.

(3)

Amounts included are for the guarantees of debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets. The amounts included are the maximum potential amount of future payments.

(4)	Amounts included in operating lease obligations are minimum lease payments under lease agreements, as well as residual value guarantee amounts.
(5)

Amounts included in purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount includes items, such as future purchase commitments for corn, soybeans, livestock and natural gas contracts that provide terms that meet the above criteria. The Company has excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders have not been included in the table, as a purchase order is an authorization to purchase and is not considered an enforceable and legally binding contract. Contracts for goods or services that contain termination clauses without penalty have also been excluded.

(6)	Amounts included in capital expenditures are estimated amounts to complete construction projects in progress as of October 1, 2005.
(7)	Amounts included in other long-term liabilities are items that meet the definition of a purchase obligation and are recorded in the Company’s Consolidated Balance Sheets.

RECENTLY ISSUED ACCOUNTING STANDARDS AND REGULATIONS

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143 (the Interpretation). Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), was issued in June 2001 and requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The associated asset costs are capitalized as part of the carrying amount of the long-lived asset. The Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. The Company is currently in the process of evaluating any potential effects of the Interpretation but does not believe its adoption will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The revision requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on

TYSON FOODS, INC.

the fair value at the date of the grant. SFAS No. 123R permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard. The Company will apply the modified prospective method upon adoption. In April 2005, the Securities and Exchange Commission announced it would provide for phased-in implementation of SFAS No. 123R. As a result, SFAS No. 123R is effective for the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company estimates that compensation expense related to employee stock options for fiscal 2006 is expected to be in the range of $10-$15 million. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company believes this reclass will not have a material impact on its Consolidated Statements of Cash Flows.

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

In October 2004, the President signed into law the American Jobs Creation Act (the AJC Act). The AJC Act provides for the elimination of the ETI and allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities. The Company’s domestic, or U.S., production activities will qualify for the deduction. Based on the effective date of this provision of the AJC Act, the Company will be eligible for this deduction beginning in fiscal 2006. This provision will be phased in from fiscal 2006 through fiscal 2011 and provides for a deduction of between 3% and 9% of qualifying domestic production income over that period. Additionally, on December 21, 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1, which was effective upon issuance, states the deduction under this provision of the AJC Act should be accounted for as a special deduction in accordance with SFAS No. 109. The Company has not yet quantified the impact that will be realized from these provisions of the AJC Act.

The AJC Act also allows for an 85% dividends received deduction on the repatriation of certain earnings of foreign subsidiaries. On December 21, 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2, which was effective upon issuance, allows companies time beyond the financial reporting period of enactment to evaluate the effect of the AJC Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Additionally, FSP 109-2 provides guidance regarding the required disclosures surrounding a company’s reinvestment or repatriation of foreign earnings. Additionally, the Internal Revenue Service issued three notices relating to the repatriation, which clarify the provisions of the Act. The latest in the series of notices was IRS Notice 2005-64, which was issued during the fourth quarter of fiscal 2005. During fiscal 2005, the Company repatriated foreign earnings using the provision of the act as discussed in Note 17, “Income Taxes” of the Notes to Consolidated Financial Statements.

TYSON FOODS, INC.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed. The Act allows a possible subsidy to retirement health plan sponsors to help offset the costs of participant prescription drug benefits. In March 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Act” (the Position). The Position was effective for interim or annual periods beginning after June 15, 2004. The Position allowed plan sponsors to recognize or defer recognizing the effects of the Act in its financial statements until specific accounting guidance for this federal subsidy was issued. In the fourth quarter of fiscal 2005, the Company concluded the prescription drug benefits included in its postretirement medical plan is actuarially equivalent to Medicare Part D under the Act. In accordance with FASB Staff Position 106-2, the Company decreased its accumulated postretirement obligation and recognized an actuarial gain of approximately $55 million related to the present value of all future subsidies expected to be received. This gain was more than offset by actuarial losses primarily related to increased claims costs, resulting in a net actuarial loss of approximately $9 million from the Company’s postretirement health plan. It is the Company’s policy to fully recognize experience gains and losses of its postretirement plans in the year in which they occur. There was no effect on service or interest cost in the current period.

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

Contingent liabilities: The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, livestock procurement, securities, environmental, product, taxing authorities and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves and disclosures required, if any, for these contingencies are made after considerable analysis of each individual issue. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies or other factors beyond the Company’s control.

Accrued self insurance: Insurance expense for health and welfare, workers’ compensation, auto liability and general liability risks are estimated using historical experience and actuarial estimates. The assumptions used to arrive at periodic expenses are reviewed regularly by management. However, actual expenses could differ from these estimates, which could result in adjustments to amounts recorded.

TYSON FOODS, INC.

Impairment of long-lived assets: The Company is required to assess potential impairments to its long-lived assets, which are primarily property, plant and equipment. If impairment indicators are present, the Company must measure the fair value of the assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” to determine if adjustments are to be recorded.

Goodwill and other intangible asset impairment: In assessing the recoverability of the Company’s goodwill and other intangible assets, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, the Company may be required to record impairment charges not previously recorded. The Company assesses its goodwill and other intangible assets for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Marketing and advertising costs: The Company incurs advertising, retailer incentive and consumer incentive costs to promote its products through its marketing programs. These programs include cooperative advertising, volume discounts, in-store display incentives, coupons and other programs. The recognition of the costs related to these programs requires management judgment in estimating the potential performance and redemption of each program. These estimates are based on many factors, including historical experience of similar promotional programs. Actual expenses may differ if the performance and redemption rates vary from the estimated rates.

Income taxes: The Company estimates its total income tax expense based on statutory tax rates and tax planning opportunities available to the Company in various jurisdictions in which the Company earns income. Federal income taxes include an estimate for taxes on earnings of foreign subsidiaries that are expected to be remitted to the United States and be taxable, but not for earnings that are considered permanently invested in the foreign subsidiary. Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded when it is more likely than not that a tax benefit will not be realized for a deferred tax asset.

NON-GAAP FINANCIAL MEASURES

This report and other public communications issued by the Company from time to time include certain non-GAAP (Generally Accepted Accounting Principles) financial measures, which are defined as numerical measures of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measures calculated and presented in accordance with GAAP in the Company’s financial statements.

Non-GAAP financial measures utilized by the Company include presentations of operating income and other GAAP measures of operating performance that exclude or include the effect of the closings of selected operations, BSE-related charges, dispositions of assets or investments, fixed asset write-downs, impairment charges related to various intangible assets, litigation settlements, natural disaster related charges, non-recurring income tax adjustments and other similar events. The Company’s management believes these non-GAAP financial measures provide useful information to investors by removing the effect of variances in GAAP reported results of operations that are not indicative of fundamental changes in the Company’s earnings. Management also believes the presentation of these non-GAAP financial measures is consistent with its past practice, as well as industry practice in general, and will enable investors and analysts to compare current non-GAAP measures with non-GAAP measures presented in prior periods. The non-GAAP financial measures used by the Company should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

TYSON FOODS, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

MARKET RISKS

Market risks relating to the Company's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address certain of these risks, the Company enters into various derivative transactions as described below. If a derivative instrument is a hedge, as defined by SFAS No. 133, as amended, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument's change in fair value, as defined by SFAS No. 133, as amended, will be immediately recognized in earnings as a component of cost of sales. Additionally, the Company holds certain positions, primarily in grain and livestock futures, which do not meet the criteria for SFAS No. 133 hedge accounting. These positions are marked to fair value and the unrealized gains and losses are reported in earnings at each reporting date. The changes in market value of derivatives used in the Company’s risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales. The changes in market value of derivatives used in the Company’s risk management activities surrounding forward sales contracts are recorded in sales.

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

Commodities Risk: The Company is a purchaser of certain commodities, such as corn, soybeans, livestock and natural gas in the course of normal operations. The Company uses commodity futures to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying the Company’s derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in the Company’s results of operations. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of October 1, 2005, and October 2, 2004, respectively, on fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated. The following sensitivity analysis reflects the impact on earnings for changes in the fair value of open positions.

TYSON FOODS, INC.

Effect of 10% change in fair value		in millions
	2005	2004
Livestock:
Cattle	$3	$12
Hogs	13	18

Grain	15	5
Natural Gas	12	13

Interest Rate Risk: The Company has exposure to changes in interest rates on its fixed-rate, long-term debt. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates, and amounts to approximately $47 million at October 1, 2005, and $51 million at October 2, 2004. The fair values of the Company’s long-term debt were estimated based upon quoted market prices and/or published interest rates.

The Company hedges exposure to changes in interest rates on certain of its financial instruments. Under the terms of various leveraged equipment loans, the Company enters into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings. The maturity dates of these leveraged equipment loans range from fiscal years 2006 to 2009 with interest rates ranging from 4.7% to 6.0%. Because of the positions taken with respect to these swap agreements, an increase in interest rates would have a minimal effect on the fair value for fiscal years 2005 and 2004.

Foreign Currency Risk: The Company has non-cash foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates as a result of certain receivables and payable balances. The primary currency exchanges the Company has exposure to are the Canadian dollar, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. The Company periodically enters into foreign exchange forward contracts to hedge some of its foreign currency exposure. There were no significant contracts outstanding at October 1, 2005, and October 2, 2004.

Concentrations of Credit Risk: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At October 1, 2005, and October 2, 2004, approximately 13.0% and 15.0%, respectively, of the Company’s net accounts receivable balance was due from one customer. No other single customer or customer group represents greater than 10% of net accounts receivable.

TYSON FOODS, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

	Three years ended October 1, 2005
	in millions, except per share data

	2005	2004	2003
Sales	$26,014	$26,441	$24,549
Cost of Sales	24,274	24,550	22,805
	1,740	1,891	1,744
Operating Expenses:
Selling, general and administrative	928	880	831
Other charges	47	86	76
Operating Income	765	925	837
Other Expense:
Interest	227	275	296
Other	10	15	18
	237	290	314

Income Before Income Taxes	528	635	523
Provision for Income Taxes	175	232	186
Net Income	$353	$403	$337

Weighted Average Shares Outstanding:
Class A Basic	243	243	244
Class B Basic	102	102	102
Diluted	357	357	352
Earnings Per Share:
Class A Basic	$1.05	$1.20	$1.00
Class B Basic	$0.95	$1.08	$0.90
Diluted	$0.99	$1.13	$0.96
See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	October 1, 2005, and October 2, 2004
	in millions, except per share data

	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$40	$33
Accounts receivable, net	1,214	1,240
Inventories	2,062	2,063
Other current assets	169	196
Total Current Assets	3,485	3,532
Net Property, Plant and Equipment	4,007	3,964
Goodwill	2,502	2,558
Intangible Assets	142	149
Other Assets	368	261
Total Assets	$10,504	$10,464

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$126	$338
Trade accounts payable	961	945
Other current liabilities	1,070	1,010
Total Current Liabilities	2,157	2,293
Long-Term Debt	2,869	3,024
Deferred Income Taxes	657	695
Other Liabilities	169	160
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 268 million shares in 2005 and 2004	27	27
Class B-authorized 900 million shares:
issued 102 million shares in 2005 and 2004	10	10
Capital in excess of par value	1,867	1,849
Retained earnings	3,013	2,728
Accumulated other comprehensive income (loss)	28	(12)
	4,945	4,602
Less treasury stock, at cost-
15 million shares in 2005 and 17 million shares in 2004	238	264
Less unamortized deferred compensation	55	46
Total Shareholders’ Equity	4,652	4,292
Total Liabilities and Shareholders’ Equity	$10,504	$10,464

See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three years ended October 1, 2005
	in millions

	Common Stock				Capital In
	Class A		Class B		Excess Of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings
Balance-September 28, 2002	267	$27	102	$10	$1,879	$2,097
Comprehensive Income:
Net income						337
Other comprehensive income (loss) net of tax of $8 million
Derivative gain recognized in cost of sales (net of $(1) million tax)
Derivative unrealized gain (net of $7 million tax)
Unrealized gain on investments (net of $1 million tax)
Currency translation adjustment
Additional pension liability (net of $2 million tax)
Total Comprehensive Income
Purchase of Treasury Shares
Restricted Shares Issued					(19)
Restricted Shares Canceled					1
Dividends Paid						(54)
Amortization of Deferred Compensation
Balance-September 27, 2003	267	27	102	10	1,861	2,380
Comprehensive Income
Net Income						403
Other comprehensive income (loss) net of tax of $(13) million
Derivative gain recognized in cost of sales (net of $(26) million tax)
Derivative unrealized gain (net of $12 million tax)
Currency translation adjustment
Additional pension liability (net of $1 million tax)
Total Comprehensive Income
Purchase of Treasury Shares
Stock Options Exercised					(2)
Restricted Shares Issued					1
Restricted Shares Canceled					1
Dividends Paid						(55)
Amortization of Deferred Compensation
Reclassification and Other	1				(12)
Balance-October 2, 2004	268	27	102	10	1,849	2,728
Comprehensive Income
Net Income						353
Other comprehensive income (loss) net of tax of $11 million
Derivative loss recognized in cost of sales (net of $13 million tax)
Derivative unrealized loss (net of $0 tax)
Unrealized loss on investments (net of $(1) million)
Currency translation adjustment
Additional pension liability (net of $(1) million tax)
Total Comprehensive Income
Purchase of Treasury Shares
Stock Options Exercised					14
Restricted Shares Issued
Restricted Shares Canceled					1
Dividends Paid						(55)
Dividends Accrued						(13)
Amortization of Deferred Compensation
Other					3
Balance-October 1, 2005	268	$27	102	$10	$1,867	$3,013
See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three years ended October 1, 2005
	in millions

				Accumulated
			Unamortized	Other	Total
	Treasury Stock		Deferred	Comprehensive	Shareholders'
	Shares	Amount	Compensation	Income (Loss)	Equity
Balance-September 28, 2002	16	$(265)	$(37)	$(49)	$3,662
Comprehensive Income:
Net income					337
Other comprehensive income (loss) net of tax of $8 million
Derivative gain recognized in cost of sales (net of $(1) million tax)				(2)	(2)
Derivative unrealized gain (net of $7 million tax)				11	11
Unrealized gain on investments (net of $1 million tax)				1	1
Currency translation adjustment				21	21
Additional pension liability (net of $2 million tax)				3	3
Total Comprehensive Income					371
Purchase of Treasury Shares	4	(41)			(41)
Restricted Shares Issued	(4)	55	(37)		(1)
Restricted Shares Canceled		(1)	1		1
Dividends Paid					(54)
Amortization of Deferred Compensation			16		16
Balance-September 27, 2003	16	(252)	(57)	(15)	3,954
Comprehensive Income:
Net income					403
Other comprehensive income (loss) net of tax of $(13) million
Derivative gain recognized in cost of sales (net of $(26) million tax)				(40)	(40)
Derivative unrealized gain (net of $12 million tax)				19	19
Currency translation adjustment				23	23
Additional pension liability (net of $1 million tax)				1	1
Total Comprehensive Income					406
Purchase of Treasury Shares	4	(72)			(72)
Stock Options Exercised	(3)	44			42
Restricted Shares Issued		6	(7)		-
Restricted Shares Canceled		(4)	2		(1)
Dividends Paid					(55)
Amortization of Deferred Compensation			16		16
Reclassification and Other		14			2
Balance-October 2, 2004	17	(264)	(46)	(12)	4,292
Comprehensive Income:
Net income					353
Other comprehensive income (loss) net of tax of $11 million
Derivative loss recognized in cost of sales (net of $13 million tax)				21	21
Derivative unrealized loss (net of $0 tax)				(1)	(1)
Unrealized loss on investments (net of $(1) million)				(2)	(2)
Currency translation adjustment				23	23
Additional pension liability (net of $(1) million tax)				(1)	(1)
Total Comprehensive Income					393
Purchase of Treasury Shares	3	(45)			(45)
Stock Options Exercised	(3)	37			51
Restricted Shares Issued	(2)	38	(35)		3
Restricted Shares Canceled		(4)	1		(2)
Dividends Paid					(55)
Dividends Accrued					(13)
Amortization of Deferred Compensation			25		25
Other					3
Balance-October 1, 2005	15	$(238)	$(55)	$28	$4,652
See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended October 1, 2005
	in millions

	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$353	$403	$337
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation	465	458	427
Amortization	36	32	31
Plant closing related charges	10	28	22
Impairment and write-down of assets	25	46	-
Deferred taxes	(74)	8	113
Other	(2)	4	36
(Increase) decrease in accounts receivable	24	67	(179)
(Increase) decrease in inventories	13	(65)	(78)
Increase in trade accounts payable	11	109	60
Net change in other current assets and liabilities	138	(158)	51
Cash Provided by Operating Activities	999	932	820
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(571)	(486)	(402)
Proceeds from sale of assets	47	27	30
Purchases of marketable securities	(543)	(99)	-
Proceeds from marketable securities	504	-	-
Net change in other assets and liabilities	2	(42)	11
Cash Used for Investing Activities	(561)	(600)	(361)
Cash Flows From Financing Activities:
Payments of debt, net	(720)	(242)	(387)
Proceeds from borrowings of debt	353	-	-
Purchase of treasury shares	(45)	(72)	(41)
Dividends	(55)	(55)	(54)
Stock options exercised and other	24	43	-
Cash Used for Financing Activities	(443)	(326)	(482)
Effect of Exchange Rate Change on Cash	12	2	(3)
Increase (Decrease) in Cash and Cash Equivalents	7	8	(26)
Cash and Cash Equivalents at Beginning of Year	33	25	51
Cash and Cash Equivalents at End of Year	$40	$33	$25
See accompanying notes.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Tyson Foods, Inc. (collectively, “the Company” or “Tyson”), founded in 1935 with world headquarters in Springdale, Arkansas, is the world’s largest processor and marketer of chicken, beef and pork and the second largest food company in the Fortune 500. Tyson produces a wide variety of brand name protein-based and prepared food products marketed in the United States and more than 80 countries around the world. Tyson is the recognized market leader in the retail and foodservice markets it serves. The Company has approximately 114,000 team members and more than 300 facilities and offices in 29 states and 19 countries.

Consolidation: The consolidated financial statements include the accounts of all majority-owned and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company utilizes a 52- or 53-week accounting period that ends on the Saturday closest to September 30. The Company's accounting cycle resulted in a 52-week year for fiscal years 2005 and 2003, and a 53-week year for fiscal year 2004.

Reclassifications: Certain reclassifications related to segment reporting have been made to prior periods to conform to current presentations. The effect of these reclassifications is not material to the Company’s consolidated financial statements.

Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several “zero-balance” disbursement accounts for funding of payroll, accounts payable and grower payments. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. Checks outstanding in excess of related book cash balances totaling approximately $332 million at October 1, 2005, and $359 million at October 2, 2004, are included in trade accounts payable and accrued salaries, wages and benefits.

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

Total inventory consists of:		in millions
	2005	2004
Processed products	$1,210	$1,197
Livestock	537	545
Supplies and other	315	321
Total inventory	$2,062	$2,063

TYSON FOODS, INC.

Depreciation: Depreciation is provided primarily by the straight-line method using estimated lives for buildings and leasehold improvements of 10 to 39 years, machinery and equipment of three to 12 years and other of three to 20 years.

Long-Lived Assets: The Company reviews the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. The Company measures impairment as the excess of carrying cost over the fair value of an asset. The fair value of an asset is measured using discounted cash flows of future operating results based upon a discount rate that corresponds to the Company's cost of capital.

Goodwill and Other Intangible Assets: Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise, as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). In the Company’s assessment of goodwill, management makes assumptions by segment regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of the Company’s trademarks is determined using a royalty rate method based on expected revenues by trademark. Goodwill has been allocated to and tested for impairment by reporting unit based on fair value of identifiable assets. This goodwill is not deductible for income tax purposes. At October 1, 2005, and October 2, 2004, the accumulated amortization of goodwill was $286 million.

Amount of goodwill by segment at October 1, 2005, and October 2, 2004, was as follows:

		in millions
	2005	2004
Chicken	$922	$933
Beef	1,199	1,235
Pork	321	330
Prepared Foods	60	60
Total	$2,502	$2,558

The reduction in the goodwill balance is primarily due to adjustments of $53 million related to pre-acquisition tax liability accruals that were no longer necessary due to the closing of an IRS examination and the evaluation of certain pre-acquisition deferred tax liabilities. The adjustments include $46 million and $7 million of deferred tax asset and liability adjustments related to the acquisitions in previous years of Tyson Fresh Meats, Inc. (TFM; formerly known as IBP, inc.) and Hudson Foods, Inc., respectively.

At October 1, 2005, the gross carrying value of intangible assets consisted of $76 million of trademarks, $85 million of patents and $11 million of supply contracts with accumulated amortization of $20 million and $10 million for patents and supply contracts, respectively. At October 2, 2004, the gross carrying value of intangible assets consisted of $80 million of trademarks, $85 million of patents and $11 million of supply contracts with accumulated amortization of $19 million and $8 million for patents and supply contracts, respectively. The reduction in the carrying value of intangible assets in fiscal 2005 as compared to the prior year resulted from a $4 million impairment of trademarks. Amortization expense on combined patents and supply contracts of $3 million was recognized during fiscal 2005, and $8 million was recognized during fiscal years 2004 and 2003. Amortization expense on intangible assets is estimated to be $3 million for fiscal years 2006 and 2007, $4 million in fiscal year 2008, $5 million in fiscal year 2009 and $6 million in fiscal year 2010. Patents and supply contracts are amortized using the straight-line method over their estimated period of benefit of five to 15 years, beginning with the date the benefits from intangible items are realized.

In fiscal 2004, the Company recorded charges of approximately $25 million related to the impairment of various intangible assets, of which $22 million was recorded in the Prepared Foods segment and $3 million was recorded in the Beef segment. The impairment

TYSON FOODS, INC.

charges apply primarily to trademarks acquired in the acquisition of TFM in 2001. These impairment charges were included in other charges on the Company’s Consolidated Statements of Income and resulted primarily from lower product sales under some of the Company’s regional trademarks as products are increasingly being sold under the Tyson trademark.

Investments: The Company has investments in joint ventures and other entities. The Company typically uses the cost method of accounting where its voting interests are less than 20 percent, and the equity method of accounting where its voting interests are in excess of 20 percent but not greater than 50 percent. The Company’s underlying share of each entity’s equity is reported in the Consolidated Balance Sheets in the line item other assets.

At October 1, 2005, the Company had $138 million of marketable debt securities. Of this amount, $5 million were due in one year or less and were classified in other current assets in the Consolidated Balance Sheets, and $133 million were classified in other assets in the Consolidated Balance Sheets, with maturities ranging from one to 30 years. The Company has applied Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), and has determined all of its marketable debt securities are available-for-sale investments. These investments are reported at fair value based on quoted market prices as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value judged to be other than temporary are recorded on a net basis in other income. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

Accrued Self Insurance: The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for health and welfare, workers’ compensation, auto liability and general liability risks. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

Capital Stock: The Company has two classes of capital stock, Class A common stock (Class A stock) and Class B common stock (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. The Company pays quarterly cash dividends to Class A and Class B shareholders. The Company paid Class A dividends per share of $0.16 and Class B dividends per share of $0.144 in fiscal years 2005, 2004 and 2003.

According to the Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (EITF Issue No. 03-6), the Class B stock is considered a participating security requiring the use of the two-class method for the computation of basic earnings per share. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Basic earnings per share reflect the application of EITF Issue No. 03-6 and was computed using the two-class method for all periods presented. The shares of Class B stock are considered to be participating convertible securities since the shares of Class B stock are convertible on a share-for-share basis into shares of Class A stock. Diluted earnings per share have been computed assuming the conversion of the Class B shares into Class A shares as of the beginning of each period.

TYSON FOODS, INC.

Stock Compensation: On December 29, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). SFAS No. 148, which amended Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation," does not require use of the fair value method of accounting for stock-based employee compensation. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock compensation plans. Accordingly, no compensation expense was recognized for its stock option issuances as stock options are issued with an exercise price equal to the closing price at the date of the grant. The Company does issue restricted stock and records the fair value of such awards as deferred compensation amortized over the vesting period. Had compensation expense for the employee stock compensation plans been determined based on the fair value method of accounting for the Company’s stock compensation plans, the tax-effected impact would be as follows:

	in millions, except per share data
	2005	2004	2003
Net income, as reported	$353	$403	$337
Stock-based employee compensation expense included in net
income, net of tax	16	10	10
Total stock-based employee compensation expense determined
under fair value based method for all awards, net of tax	(23)	(16)	(14)
Pro forma net income	$346	$397	$333

Earnings per share
As reported
Class A Basic	$1.05	$1.20	$1.00
Class B Basic	$0.95	$1.08	$0.90
Diluted	$0.99	$1.13	$0.96
Pro forma
Class A Basic	$1.03	$1.18	$0.99
Class B Basic	$0.93	$1.06	$0.89
Diluted	$0.97	$1.11	$0.95

The pro forma disclosures may not be representative of the effects on net income for future years.

Financial Instruments: The Company is a purchaser of certain commodities, such as corn, soybeans, livestock and natural gas in the course of normal operations. The Company uses derivative financial instruments to reduce its exposure to various market risks. Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended. If a derivative instrument is a hedge, as defined by SFAS No. 133, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The effect of the derivatives and the hedged items that are accounted for as a hedge, as defined by SFAS No. 133, are recorded in cost of sales. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings as a component of cost of sales. Instruments the Company holds as part of its risk management activities that do not meet the criteria for hedge accounting, as defined by SFAS No. 133, as amended, are marked to fair value with unrealized gains or losses reported currently in earnings. Changes in market value of derivatives used in the Company’s risk management activities surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. Changes in market value of derivatives used in the Company’s risk management activities surrounding forward sales contracts are recorded in sales. The Company generally does not hedge anticipated transactions beyond 12 months.

TYSON FOODS, INC.

Revenue Recognition: The Company recognizes revenue when title and risk of loss are transferred to customers, which is generally upon delivery based upon terms of sale. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product terms.

Litigation Reserves: There are a variety of legal proceedings pending or threatened against the Company. Accruals are recorded when it is probable that a liability has been incurred and the amount of the liability can be estimated reasonably based on current law, progress of each case, opinions and views of legal counsel and other advisers, the Company’s experience in similar matters and management’s intended response to the litigation. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment efforts progress or additional information becomes available. The Company expenses amounts for administering or litigating claims as incurred. Accruals for legal proceedings are included in other current liabilities in the consolidated balance sheets.

Freight Expense: Freight expense associated with products shipped to customers is recognized in cost of products sold.

Advertising and Promotion Expenses: Advertising and promotion expenses are charged to operations in the period incurred. Advertising and promotion expenses for fiscal years 2005, 2004 and 2003 were $456 million, $465 million and $504 million, respectively.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards and Regulations: In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143 (the Interpretation). Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), was issued in June 2001 and requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The associated asset costs are capitalized as part of the carrying amount of the long-lived asset. The Interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. The Company is currently in the process of evaluating any potential effects of the Interpretation but does not believe its adoption will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The revision requires companies to measure and recognize compensation

TYSON FOODS, INC.

expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on the fair value at the date of the grant. SFAS No. 123R permits companies to adopt its requirements using either the modified prospective method or the modified retrospective method. Under the modified prospective method, compensation cost is recognized beginning with the effective date for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption for the impact of adopting this standard. The Company will apply the modified prospective method upon adoption. In April 2005, the Securities and Exchange Commission announced it would provide for phased-in implementation of SFAS No. 123R. As a result, SFAS No. 123R is effective for the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company estimates that compensation expense related to employee stock options for fiscal 2006 is expected to be in the range of $10-$15 million. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company believes this reclass will not have a material impact on its Consolidated Statements of Cash Flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs" (SFAS No. 151). SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have a material impact on its consolidated financial statements.

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

The AJC Act also allows for an 85% dividends received deduction on the repatriation of certain earnings of foreign subsidiaries. On December 21, 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2, which was effective upon issuance, allows companies time beyond the financial reporting period of enactment to evaluate the effect of the AJC Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Additionally, FSP 109-2 provides guidance regarding the required disclosures surrounding a company’s reinvestment or repatriation of foreign earnings. Additionally, the Internal Revenue Service issued three notices relating to the repatriation, which clarify the provisions of the Act. The latest in the series of notices was IRS Notice 2005-64, which was issued during the fourth quarter of fiscal 2005. During fiscal 2005, the Company repatriated foreign earnings using the provision of the act as discussed in Note 17, “Income Taxes” of the Notes to Consolidated Financial Statements.

TYSON FOODS, INC.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed. The Act allows a possible subsidy to retirement health plan sponsors to help offset the costs of participant prescription drug benefits. In March 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Act” (the Position). The Position was effective for interim or annual periods beginning after June 15, 2004. The Position allowed plan sponsors to recognize or defer recognizing the effects of the Act in its financial statements until specific accounting guidance for this federal subsidy was issued. In the fourth quarter of fiscal 2005, the Company concluded the prescription drug benefits included in its postretirement medical plan is actuarially equivalent to Medicare part D under the Act. In accordance with FASB Staff Position 106-2, the Company decreased its accumulated postretirement obligation and recognized an actuarial gain of approximately $55 million related to the present value of all future subsidies expected to be received. This gain was more than offset by actuarial losses primarily related to increased claims costs, resulting in a net actuarial loss of approximately $9 million from the Company’s postretirement health plan. It is the Company’s policy to fully recognize experience gains and losses of its postretirement plans in the year in which they occur. There was no effect on service or interest cost in the current period.

NOTE 2: ACQUISITION

In September 2003, the Company purchased Choctaw Maid Farms, Inc. (Choctaw), an integrated poultry processor. Since 1992, Tyson had been purchasing all of Choctaw’s production under a “cost plus” supply agreement, which was scheduled to expire in 2007. The Company previously had negotiated a purchase option with Choctaw’s owners, which initially became exercisable in 2002. The Company decided to exercise its purchase option rather than continue under the “cost plus” arrangement of the supply agreement. The acquisition was recorded as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the assets and liabilities were adjusted for fair values with the remainder of the purchase price, $18 million, recorded as goodwill. The purchase price consisted of $1 million cash to exercise the purchase option in Tyson’s supply agreement with Choctaw and settlement of $85 million owed to Tyson by Choctaw. In addition, the Company assumed approximately $4 million of Choctaw’s debt to a third party. In June 2003, the Company exercised a $74 million purchase option to acquire assets leased from a third party, which the Company had subleased to Choctaw. Pro forma operating results reflecting the acquisition of Choctaw would not be materially different from the Company's actual results of operations. During fiscal 2004, goodwill was reduced $3 million due to an adjustment of pre-acquisition liabilities assumed as part of the Choctaw acquisition.

NOTE 3: OTHER CHARGES

In the fourth quarter of fiscal 2002, the Company recorded $26 million of costs related to the restructuring of its live swine operations that consisted of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring, including lagoon and pit closure costs and employee termination benefits. In the fourth quarter of 2004, the Company recorded an additional reserve of $6 million related to lagoon and pit closure costs. These amounts were reflected in the Company’s Pork segment as a reduction of operating income and included in the Consolidated Statements of Income in other charges. The Company is accounting for the restructuring of its live swine operations in accordance with Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). In July 2005, the Company announced it agreed to settle a lawsuit which resulted from the restructuring of its live swine operations. The settlement resulted in the Company recording an additional $33 million of costs in the third quarter of fiscal 2005. As of October 1, 2005, $48 million in payments to former producers and $13 million of other related costs have been paid. No other material adjustments to the total accrual are anticipated at this time.

TYSON FOODS, INC.

In July 2005, the Company announced its decision to make improvements to one of its Forest, Mississippi, facilities, which will include more product lines, enabling the plant to increase production of processed and marinated chicken. The Company also will improve the plant’s roofing, flooring and refrigeration systems. The improvements will be made at the former Choctaw Maid Farms location, which the Company acquired in the fourth quarter of fiscal 2003. When complete, the Company will close the Cleveland Street Forest, Mississippi, poultry operation and transfer production and employees to the newly upgraded facilities. The Company expects to complete the project by the end of the second quarter of fiscal 2006. The Cleveland Street Forest operation currently employs approximately 900 people. As a result of this decision, the Company recorded total costs of $9 million for estimated impairment charges in fiscal 2005. This amount was reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Statements of Income in other charges. The Company is accounting for the closing of the Cleveland Street Forest operation in accordance with SFAS No. 144 and Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). No other material adjustments to the total accrual are anticipated at this time.

In July 2005, the Company announced its decision to close its Bentonville, Arkansas, facility. The Bentonville operation employed approximately 320 people and produced raw and partially fried breaded chicken tenders, fillets, livers and gizzards. The plant ceased operations in November 2005. The production from this facility was transferred to the Company’s Russellville, Arkansas, poultry plant, where an expansion enabled the facility to absorb the Bentonville facility’s production. As a result of this decision, the Company recorded total costs of $1 million for estimated impairment charges and $1 million for employee termination benefits in fiscal 2005. These amounts were reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Statements of Income in other charges. The Company is accounting for the closing of the Bentonville operation in accordance with SFAS No. 144 and SFAS No. 146. As of October 1, 2005, no employee termination benefits had been paid. No other material adjustments to the total accrual are anticipated at this time.

In December 2004, the Company announced its decision to close its Portland, Maine, facility. The Portland operation employed approximately 285 people and produced sliced meats and cooked roast beef. The plant ceased operations February 4, 2005, and production from this facility was transferred to other locations. As a result of the decision, the Company recorded total costs of $4 million ($3 million and $1 million in the first and second quarters, respectively, of fiscal 2005) that included $2 million of estimated impairment charges for assets to be disposed and $2 million of employee termination benefits. In the fourth quarter of fiscal 2005, the Company reversed approximately $1 million of closing related liabilities. These amounts were reflected in the Prepared Foods segment as a reduction of operating income and included in the Consolidated Statements of Income in other charges. The Company accounted for the closing of the Portland operation in accordance with SFAS No. 146 and SFAS No. 144. As of October 1, 2005, $1 million of employee termination benefits had been paid. No material adjustments to the total accrual are anticipated at this time.

In the fourth quarter of fiscal 2004, the Company implemented a control whereby all plant facilities conduct fixed asset inventories on a recurring basis. As a result, the Company recorded fixed asset write-down charges of approximately $21 million in the fourth quarter of fiscal 2004, of which approximately $13 million was recorded in the Chicken segment, $5 million in the Prepared Foods segment, $2 million in the Beef segment and $1 million in the Pork segment. Additionally, as discussed in Note 1, “Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements, the Company recorded $25 million related to the impairment of various intangible assets in the fourth quarter of fiscal 2004.

In February 2004, the Company announced its decision to consolidate its manufacturing operations in Jackson, Mississippi, into the former Choctaw Maid Farms Carthage, Mississippi, facility, which the Company acquired in the fourth quarter of fiscal 2003. The Jackson location employed approximately 800 people and was a poultry facility, including processing and deboning operations. As a result of this decision, the Company recorded total costs of approximately $9 million in fiscal 2004 that included approximately $8 million of estimated impairment charges for assets to be disposed of and $1 million of employee termination benefits. The Company accounted for the closing of the Jackson operation in accordance with SFAS No. 146 and SFAS No. 144. This amount was reflected in

TYSON FOODS, INC.

the Chicken segment as a reduction of operating income and included in the Consolidated Statements of Income in other charges. The Jackson location ceased operations in August 2004. The Company has fully paid its estimated termination benefits of $1 million. No material adjustments were made to the accrual in fiscal 2005, and none are anticipated.

In April 2003, the Company announced its decision to close its Berlin, Maryland, poultry operation. The Berlin poultry operation employed approximately 650 people and included a hatchery, a feed mill, live production and a processing facility. The facility ceased processing chickens November 12, 2003. As a result of this decision, the Company recorded total costs of $29 million ($4 million in fiscal 2004 and $25 million in fiscal 2003) that included $14 million related to closing the plant and $15 million of estimated impairment charges for assets to be disposed. These amounts were reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Statements of Income in other charges. The costs related to closing the plant include $9 million for estimated liabilities for the resolution of the Company’s obligations under 209 grower contracts, and $5 million of other related costs associated with closing the operation, including plant clean-up costs and employee termination benefits. The Company accounted for the closing of the Berlin operation in accordance with SFAS No. 146 and SFAS No. 144. At October 1, 2005, $9 million of obligations under grower contracts and $3 million of other closing costs had been paid. Additionally, a $2 million decrease to the original accrual was recorded in fiscal 2004. No material adjustments were made to the accrual in fiscal 2005, and the Company has fully paid its employee termination benefits and other plant closing related costs.

In December 2003, the Company announced its decision to close its Manchester, New Hampshire, and Augusta, Maine, Prepared Foods operations to further improve long-term manufacturing efficiencies. The production from these facilities was transferred to other locations. The Manchester operation employed approximately 550 people and primarily produced sandwich meat for foodservice customers. The Augusta facility employed approximately 170 people and produced hot dogs, sausages, boneless hams and deli turkey products. These locations ceased operations during the second quarter of fiscal 2004. As a result of this decision, the Company recorded total costs of $24 million in fiscal 2004 that included $4 million of costs related to closing the plants and $20 million of estimated impairment charges for assets to be disposed. These amounts were reflected in the Prepared Foods segment as a reduction of operating income and included in the Consolidated Statements of Income in other charges in fiscal 2004. The costs related to closing the plants included $2 million of employee termination benefits and $2 million of other plant closing related costs. The Company accounted for the closing of the Manchester and Augusta operations in accordance with SFAS No. 146 and SFAS No. 144. The Company has fully paid its employee termination benefits of $2 million and other plant closing related costs of $2 million.

In the first quarter of fiscal 2003, the Company recorded $47 million of costs related to the closing of its Stilwell, Oklahoma, and Jacksonville, Florida, plants that included $26 million of costs related to closing the plants and $21 million of estimated impairment charges for assets to be disposed. The costs related to closing the plants include $17 million for estimated liabilities for the resolution of the Company’s obligations under grower contracts, and $9 million of other related costs associated with closing the plants, including plant clean-up costs and employee termination benefits. The Company accounted for closing the Stilwell, Oklahoma, and Jacksonville, Florida, operations in accordance with Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (EITF 94-3) and SFAS No. 144. The costs were reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Statements of Income in other charges. The Company recorded a $4 million increase to the original accrual during fiscal 2004. A $1 million decrease to the original accrual was recorded in fiscal 2005. At October 1, 2005, the Company had fully paid its obligations under grower contracts of $16 million and other closing costs of $13 million had been paid.

NOTE 4: BSE-RELATED CHARGES

On December 23, 2003, the U.S. Department of Agriculture (USDA) announced a single case of BSE had been diagnosed in a Washington State dairy cow. The effect on the Company’s Beef segment caused by that announcement, along with the decision of various countries to restrict imports of U.S. beef products, resulted in the Company recording BSE-related pretax charges of

TYSON FOODS, INC.

approximately $61 million in fiscal 2004. These charges were included in cost of sales and primarily related to the decline in value of finished product inventory destined for international markets, whether in-transit, located at the shipping ports or located within domestic storage, as well as live cattle inventory and open futures positions. No material adjustments were made subsequent to the initial BSE-related accruals recorded in first quarter of fiscal 2004.

NOTE 5: ALLOWANCE FOR DOUBTFUL ACCOUNTS

At October 1, 2005, and October 2, 2004, the allowance for doubtful accounts was $9 million and $11 million, respectively.

NOTE 6:	FINANCIAL INSTRUMENTS

The Company purchases certain commodities, such as corn, soybeans, livestock and natural gas, in the course of normal operations. As part of the Company’s commodity risk management activities, the Company uses derivative financial instruments, primarily futures and swaps, to reduce its exposure to various market risks related to these purchases. Generally, contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended. If a derivative instrument is a hedge, as defined by SFAS No. 133, changes in the fair value of the instrument will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings as a component of cost of sales.

The Company had derivative related balances of $117 million and $87 million recorded in other current assets at October 1, 2005, and October 2, 2004, respectively, and $125 million and $83 million in other current liabilities at October 1, 2005, and October 2, 2004, respectively.

Cash flow hedges: The Company uses derivatives to moderate the financial and commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. The Company also enters into interest rate swap agreements to adjust the proportion of total long-term debt and leveraged equipment loans subject to variable interest rates. Under these interest rate swaps, the Company agrees to pay a fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. These interest rate swaps are considered to be a hedge against changes in the amount of future cash flows associated with the Company’s variable rate interest payments.

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in shareholders’ equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. Ineffectiveness recorded related to the Company’s cash flow hedges was not significant during fiscal years 2005, 2004 or 2003.

Derivative products related to grain procurement, such as futures and option contracts that meet the criteria for SFAS No. 133 hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement. The Company applies SFAS No. 133 hedge accounting to derivative products related to grain procurement that are hedging physical grain contracts that have previously been purchased. The Company does not purchase derivative products related to grain procurement in excess of its physical grain consumption requirements. The Company’s grain procurement hedging activities are

TYSON FOODS, INC.

for the grain commodity purchase price only and do not hedge other components of grain cost such as basis differential and freight costs. The after tax losses recorded in other comprehensive income (loss) at October 1, 2005, related to cash flow hedges, were $5 million. These losses will be recognized within the next 12 months. The Company generally does not hedge cash flows related to commodities beyond 12 months. Of this amount, the portion resulting from the Company’s open mark-to-market SFAS No. 133 hedge positions was not significant as of October 1, 2005.

Fair value hedges: The Company designates certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter and natural gas for the operation of its plants. From time to time, the Company also enters into foreign currency forward contracts to hedge changes in fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies; however, the Company has not entered into any material contracts in fiscal years 2005 and 2004. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness recorded related to the Company’s fair value hedges was not significant during fiscal 2005, 2004 or 2003.

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

Based on the Company’s evaluation of the grain markets, the Company has at times entered into a portion of its derivative products related to grain procurement prior to purchasing the physical grain contracts. The Company has not applied SFAS No. 133 hedge accounting treatment for these derivative positions. In connection with these risk management activities, the Company recognized pretax net gains of approximately $2 million and $58 million in cost of sales for fiscal years ended October 1, 2005, and October 2, 2004, respectively. The prior year derivative gains were primarily due to the increase in grain futures prices during the second quarter of fiscal 2004 and the Company having a higher number of derivative positions in place at that time as compared to the current year.

Additionally, the Company enters into certain forward sales of boxed beef and pork at fixed prices and has positions in livestock futures to mitigate the market risk associated with these fixed price forward sales. The fixed price sales contract locks in the proceeds from a sale in the future, although, the cost of the livestock and the related boxed beef and pork market prices at the time of the sale will vary from this fixed price, creating market risk. Therefore, as fixed forward sales are entered into, the Company also enters into the appropriate number of livestock futures positions. The Company believes this is an effective economic hedge; however, the correlation does not qualify for SFAS No. 133 hedge accounting. Consequently, changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date even though the economic impact of the Company’s fixed sales price being above or below the market price is only realized at the time of sale. In connection with these livestock futures, the Company recorded net losses of $4 million for the fiscal year ended October 1, 2005, which included an unrealized pretax gain on open mark-to-market futures positions of approximately $17 million. The Company recorded net gains of $5 million for the fiscal year ended October 2, 2004.

TYSON FOODS, INC.

Fair Values of Financial Instruments:
Asset (Liability)		in millions
	2005	2004
Commodity derivative positions	$(7)	$5
Interest-rate derivative positions	(1)	(1)

Total debt	(3,232)	(3,700)

Fair values are based on quoted market prices or published forward interest rate and natural gas curves. Carrying values for derivative positions equal the fair values as of October 1, 2005, and October 2, 2004, and the carrying values of total debt was $3.0 billion and $3.4 billion, respectively. All other financial instruments’ fair values approximate recorded values at October 1, 2005, and October 2, 2004.

Concentrations of Credit Risk: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At October 1, 2005, and October 2, 2004, approximately 13.0% and 15.0%, respectively, of the Company’s net accounts receivable balance was due from one customer. No other single customer or customer group represents greater than 10% of net accounts receivable.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation at cost, at October 1, 2005, and October 2, 2004, are as follows:

		in millions
	2005	2004
Land	$113	$111
Building and leasehold improvements	2,339	2,307
Machinery and equipment	4,015	3,981
Land improvements and other	195	194
Buildings and equipment under construction	407	218
	7,069	6,811
Less accumulated depreciation	3,062	2,847
Net property, plant and equipment	$4,007	$3,964

The Company’s total depreciation expense was $465 million, $458 million and $427 million in fiscal years 2005, 2004 and 2003, respectively. The Company capitalized interest costs of $6 million in fiscal 2005 and $3 million in both fiscal years 2004 and 2003, as part of the cost of major asset construction projects. Approximately $521 million will be required to complete construction projects in progress at October 1, 2005.

TYSON FOODS, INC.

NOTE 8: OTHER CURRENT LIABILITIES

Other current liabilities at October 1, 2005, and October 2, 2004, include:

		in millions
	2005	2004
Accrued salaries, wages and benefits	$269	$270
Self-insurance reserves	252	248
Income taxes payable	183	149
Other	366	343
Total other current liabilities	$1,070	$1,010

NOTE 9: COMMITMENTS

The Company leases equipment, properties and certain farms for which the total rentals thereon approximated $116 million in fiscal 2005, $111 million in fiscal 2004 and $104 million in fiscal 2003. Most leases have terms ranging from one to seven years with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.

Minimum lease commitments under non-cancelable leases at October 1, 2005, totaled $187 million composed of $82 million for fiscal 2006, $48 million for fiscal 2007, $30 million for fiscal 2008, $16 million for fiscal 2009, $5 million for fiscal 2010 and $6 million for later years.

The Company guarantees debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt range from three to 10 years and the maximum potential amount of future payments as of October 1, 2005, was $87 million. The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $106 million, of which approximately $22 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered probable. At October 1, 2005, and October 2, 2004, no liabilities for guarantees were recorded.

Additionally, the Company also enters into future purchase commitments for various items such as corn, soybeans, livestock and natural gas contracts. At October 1, 2005, these commitments totaled $338 million, composed of $313 million for fiscal 2006, $15 million for fiscal 2007, $2 million for fiscal 2008, $2 million for fiscal 2009, $2 million for fiscal 2010 and $4 million for later years.

NOTE 10: LONG-TERM DEBT

The Company has an unsecured revolving credit facility totaling $1.0 billion that support the Company's commercial paper program, letters of credit and other short-term funding needs. During the fourth quarter of fiscal 2005, the Company restructured its revolving credit facilities into one facility, which now consists of $1.0 billion that expires in September 2010. At October 1, 2005, the Company had outstanding letters of credit totaling approximately $254 million issued primarily in support of workers' compensation insurance programs and derivative activities. There were no draw downs under these letters of credit at October 1, 2005. At October 1, 2005, and October 2, 2004, there were no amounts drawn under the revolving credit facilities; however, the outstanding letters of credit reduce the amount available under the revolving credit facilities.

TYSON FOODS, INC.

The Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables. These agreements were restructured and extended in the fourth quarter of fiscal 2005 and now consist of $375 million expiring in August 2006, and $375 million expiring in August 2008. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of the Company’s accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company. TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC’s equity holder. At October 1, 2005, there were no amounts drawn under the receivables purchase agreement while at October 2, 2004, there was $150 million outstanding under the receivables purchase agreement expiring in August 2005 and $150 million under the agreement expiring in August 2007.

In September 2005, Lakeside Farm Industries, Ltd. (Lakeside) borrowed $353 million in U.S. dollars under a new unsecured three-year term agreement with the principal balance being due at the end of the term. The agreement provides for interest rates ranging from LIBOR plus 0.4 percent to LIBOR plus one percent depending on the Company’s debt rating. Interest payments are made at least quarterly. Lakeside is a wholly-owned subsidiary of the Company.

Under the terms of the leveraged equipment loans, the Company had cash deposits totaling approximately $52 million and $57 million, which was included on the Consolidated Balance Sheets in other assets at October 1, 2005 and October 2, 2004. Under these leveraged loan agreements, the Company entered into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings.

Annual maturities of long-term debt for the five fiscal years subsequent to October 1, 2005, are: 2006-$126 million; 2007-$898 million; 2008-$14 million; 2009-$358 million; 2010-$237 million.

The revolving credit facility, senior notes, notes and accounts receivable securitization contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company was in compliance with all of such covenants at fiscal year end.

Long-term debt consists of the following:

			in millions
	Maturity	2005	2004
Commercial paper (2.05% effective rate at 10/2/04)	Various	$-	$86
Revolving Credit Facilities	2010	-	-
Senior notes and Notes
(rates ranging from 6.13% to 8.25%)	2006–2028	2,529	2,816
Term Loan (4.44% effective rate at 10/1/05)	2008	345	-
Accounts Receivable Securitization (2.51% effective rate at 10/2/04)	2006, 2008	-	300
Institutional notes
(10.84% effective rate at 10/1/05 and 10/2/04)	2006	10	20
Leveraged equipment loans
(rates ranging from 4.67% to 5.99%)	2006–2009	64	85
Other	Various	47	55
Total debt		2,995	3,362
Less current debt		126	338
Total long-term debt		$2,869	$3,024

The Company has fully and unconditionally guaranteed $476 million of senior notes issued by Tyson Fresh Meats, Inc. (TFM; formerly known as IBP, inc.), a wholly-owned subsidiary of the Company. Additionally, the Company has fully and unconditionally guaranteed $345 million related to a term loan facility borrowed by Lakeside.

TYSON FOODS, INC.

NOTE 11: COMPREHENSIVE INCOME (LOSS)

The components of accumulated comprehensive income (loss) are as follows:

		in millions
	2005	2004
Accumulated other comprehensive income (loss):
Currency translation adjustment	$44	$21
Unrealized net hedging losses, net of taxes	(10)	(30)
Unrealized net gain (loss) on investment, net of taxes	(1)	1
Minimum pension liability adjustment, net of taxes	(5)	(4)
Total accumulated comprehensive income (loss)	$28	$(12)

NOTE 12: STOCK OPTIONS AND RESTRICTED STOCK

Shareholders approved the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) in January 2001. The Incentive Plan is administered by the Compensation Committee of the Board of Directors and permits awards of shares of Class A stock, awards of derivative securities related to the value of Class A stock and tax reimbursement payments to eligible persons. The Incentive Plan provides for the award of a variety of equity-based incentives such as incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Incentive Plan provides for granting incentive stock options for shares of Class A stock at a price not less than the fair market value at the date of grant. Nonqualified stock options may be granted at a price equal to, less than or more than the fair market value of Class A stock on the date the option is granted.  Stock options under the Incentive Plan generally become exercisable ratably over three to eight years from the date of grant and must be exercised within 10 years from the date of grant.

A summary of the Company's stock option activity is as follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding, September 28, 2002	17,029,486	$12.01
Exercised	(775,682)	8.99
Canceled	(1,697,581)	13.38
Granted	6,316,704	11.69
Outstanding, September 27, 2003	20,872,927	11.94
Exercised	(3,329,555)	11.49
Canceled	(704,928)	12.41
Granted	3,526,137	15.96
Outstanding, October 2, 2004	20,364,581	12.72
Exercised	(2,475,565)	11.27
Canceled	(545,722)	13.23
Granted	-	-
Outstanding, October 1, 2005	17,343,294	$12.93

The number of options exercisable was as follows: October 1, 2005-8,989,689, October 2, 2004-7,921,321 and September 27, 2003-9,135,306.  The remainder of the options outstanding at October 1, 2005, are exercisable ratably through September 2014. The number of shares available for future grants was 16,228,525 and 17,703,157 at October 1, 2005, and October 2, 2004, respectively.

TYSON FOODS, INC.

The following table summarizes information about stock options outstanding at October 1, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$8.54 - 10.33	4,904,813	5.2	$9.31	3,068,838	$9.18
11.23 - 11.63	3,634,804	6.1	11.43	2,150,714	11.46
13.33 - 15.96	6,605,727	8.0	14.79	1,581,187	13.81
17.03 - 18.00	2,197,950	1.1	17.92	2,188,950	17.92
	17,343,294			8,989,689

No options were granted during the year ended October 1, 2005.

At October 1, 2005, the Company had outstanding approximately nine million restricted shares of Class A stock with restrictions expiring over periods through July 1, 2020. The unearned portion of the restricted stock is classified on the Consolidated Balance Sheets as unamortized deferred compensation in shareholders' equity. Unearned compensation is amortized over the vesting period for the particular grant using a straight-line method.  The Company issues restricted stock at the market value as of the date of grant.  The total number of shares of restricted stock issued during fiscal years 2005, 2004 and 2003 were 2,049,629, 462,738 and 3,269,832, respectively. The weighted average fair value of restricted stock granted was $16.68, $15.69 and $11.20 per share during fiscal years 2005, 2004 and 2003, respectively.

NOTE 13: DEFERRED COMPENSATION

In July 2003, the Compensation Committee authorized the Company to award performance-based shares of the Company’s Class A stock to certain senior executive officers on the first business day of each of the Company’s 2004, 2005 and 2006 fiscal years having an initial maximum aggregate value of $4 million on the date of each award. In August 2005 and September 2004, the Compensation Committee authorized the expansion of the fiscal 2006 and fiscal 2005 awards to include additional senior officers. The expansions increased the initial maximum aggregate value by $3 million and $2 million for the 2006 and 2005 grants, respectively. The vesting of the performance-based shares for the 2004 and 2005 awards is over three years, and the vesting of the 2006 award is over two and one-half to three years (the Vesting Period), each award being subject to the attainment of Company goals determined by the Compensation Committee prior to the date of the award. The Company reviews progress towards the attainment of Company goals each quarter during the Vesting Period to determine the appropriate adjustment to the deferred compensation liability for the anticipated vesting of the shares. The attainment of Company goals can be finally determined only at the end of the Vesting Period. If the shares vest, the ultimate cost to the Company will be equal to the Class A stock price on the date the shares vest times the number of shares awarded.

NOTE 14: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company has both funded and unfunded noncontributory defined benefit pension plans covering specific groups of employees.  Two plans provide benefits based on a formula using years of service and a specified benefit rate.  Effective January 1, 2004, the Company implemented a new defined benefit plan for certain contracted officers that uses a formula based on years of service and final average salary.  Additionally, one of the Company’s subsidiaries has a plan which has been frozen, whereby no new participants will be added and no future benefits will be earned. The Company also has other postretirement benefit plans for which substantially all of its employees may receive benefits if they satisfy applicable eligibility criteria.  The postretirement healthcare plans are contributory with participants' contributions adjusted when deemed necessary.

TYSON FOODS, INC.

The Company has defined contribution retirement and incentive benefit programs for various groups of Company personnel. Company contributions totaled $56 million, $55 million and $48 million in fiscal years 2005, 2004 and 2003, respectively.

The Company uses a September 30 measurement date for its defined benefit plans and two postretirement medical plans and a July 31 measurement date for its remaining postretirement medical plans.

Other postretirement benefits include postretirement medical costs and life insurance.

Benefit obligations and funded status

The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status as of fiscal year ends October 1, 2005, and October 2, 2004:

			in millions
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$77	$67	$66	$66
Service cost	6	3	-	1
Interest cost	6	5	4	4
Plan participants’ contributions	-	-	4	3
Addition of subsidiary plan	18	-	-	-
Amendments	-	9	(9)	-
Actuarial (gain)/loss	6	(1)	9	5
Benefits paid	(6)	(6)	(14)	(13)
Benefit obligation at end of year	107	77	60	66

Change in plan assets
Fair value of plan assets at beginning of year	59	50	-	-
Actual return on plan assets	8	6	-	-
Employer contributions	10	9	10	10
Plan participants’ contributions	-	-	4	3
Addition of subsidiary plan	11	-	-	-
Benefits paid	(6)	(6)	(14)	(13)
Fair value of plan assets at end of year	82	59	-	-

Funded status	(25)	(18)	(60)	(66)
Amounts not yet recognized:
Unrecognized prior service cost	7	8	(16)	(9)
Unrecognized actuarial loss	15	6	-	-
Net amount recognized	$(3)	$(4)	$(76)	$(75)

TYSON FOODS, INC.

Amounts recognized in the Consolidated Balance Sheets consist of:

			in millions
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Prepaid benefit cost	$7	$-	$-	$-
Accrued benefit liability	(17)	(10)	(76)	(75)
Accumulated other comprehensive loss	7	6	-	-
Net amount recognized	$(3)	$(4)	$(76)	$(75)

The increase (decrease) in the pretax liability related to the Company’s pension plans included in other comprehensive income was $1 million, ($2) million and ($6) million in fiscal years 2005, 2004 and 2003, respectively.

At October 1, 2005, two pension plans had an accumulated benefit obligation in excess of plan assets, and two pension plans had assets in excess of the accumulated benefit obligation. At October 2, 2004, all pension plans had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation for all pension plans was $98 million and $76 million at October 1, 2005, and October 2, 2004, respectively. Plans with accumulated benefit obligations in excess of plan assets are as follows:

	in millions
	Pension Benefits
	2005	2004
Projected benefit obligation	$37	$77
Accumulated benefit obligation	36	76
Fair value of plan assets	12	59

Net Periodic Benefit Cost

Components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the Consolidated Statements of Income were as follows:

				in millions
	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$6	$3	$1	$-	$1	$1
Interest cost	6	5	4	4	4	6
Expected return on plan assets	(5)	(5)	(4)	-	-	-
Amortization of prior service cost	1	1	-	(2)	(1)	-
Recognized actuarial (gain)/loss, net	-	-	-	9	5	(13)
Net periodic benefit cost	$8	$4	$1	$11	$9	$(6)

TYSON FOODS, INC.

Assumptions

Weighted average assumptions used are as follows:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate to determine
net periodic benefit cost	6.62%	6.75%	6.75%	6.00%	6.75%	6.75%
Discount rate to determine
benefit obligations	5.91%	6.75%	6.75%	6.00%	6.75%	6.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A	N/A	N/A
Expected return on plan assets	8.13%	8.50%	8.50%	N/A	N/A	N/A

To determine the rate of return on assets assumption, the Company first examined actual historical rates of return for the various asset classes. The Company then determined a long-term projected rate of return based on expected returns over the next five to 10 years. Prior to fiscal 2004, the Company only had defined benefit plans which provided a retirement benefit based on the number of years of service multiplied by a benefit rate. During fiscal 2004, a plan was added with a 4% compensation increase inherent in its benefit obligation calculation.

The Company has four postretirement health plans. Two of these consist of fixed, annual payments by the Company and account for $39 million of the Company’s postretirement obligation at October 1, 2005. A healthcare cost trend is not required to determine this obligation. The remaining two plans, Pre-Medicare and Post Medicare, account for $21 million of the Company’s postretirement medical obligation at year end. The Pre-Medicare plan covers retirees who do not yet qualify for Medicare and uses a healthcare cost trend of 11% in the current year, grading down to 6% in fiscal 2011. The Post Medicare plan provides secondary coverage to retirees covered under Medicare and has a healthcare cost trend of 8% that grades down to 5% in fiscal 2009. Assumed healthcare cost trend rates would have the following effects:

		in millions
	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost	$1	$1
Effect on postretirement benefit obligation	27	22

Plan Assets

The fair value of plan assets for the Company’s domestic union pension benefit plans was $70 million and $59 million as of October 1, 2005, and October 2, 2004, respectively. The following table sets forth the actual and target asset allocation for the Company’s pension plan assets:

TYSON FOODS, INC.

			Target Asset
	2005	2004	Allocation
Cash	0.7%	0.8%	0.0%
Fixed income securities	24.6	24.7	25.0
US Stock Funds-Large- and Mid-Cap	49.7	49.6	50.0
US Stock Funds-Small-Cap	10.0	10.0	10.0
International Stock Funds	15.0	14.9	15.0
Total	100.0%	100.0%	100.0%

During fiscal 2005, the Company recorded the assets and benefit obligation related to a foreign subsidiary. This pension plan had $12 million in plan assets at October 1, 2005. All of this plan’s assets are held in annuity contracts consistent with its target asset allocation.

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

Contributions

The Company's policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws.  In its sole discretion, the Company may from time to time fund additional amounts.  Expected contributions to the Company's pension plans for fiscal 2006 are approximately $10 million.  For the fiscal years 2005, 2004 and 2003, the Company funded $10 million, $9 million and $4 million, respectively, to its defined benefit plans.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

		in millions
	Pension Benefits	Other Postretirement Benefits
2006	$6	$11
2007	7	12
2008	7	12
2009	8	13
2010	8	14
2011-2015	55	77

TYSON FOODS, INC.

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

The following non-cash transactions were excluded from the Consolidated Statements of Cash Flows for fiscal 2005. Adjustments of $53 million were made to remove pre-acquisition tax liability accruals no longer necessary due to the closing of an IRS examination and the evaluation of certain pre-acquisition deferred tax liabilities. The adjustments include $46 million and $7 million of adjustments to pre-acquisition deferred tax assets and liabilities related to the acquisitions in previous years of Tyson Fresh Meats, Inc. (TFM; formerly known as IBP, inc.) and Hudson Foods, Inc., respectively.

In fiscal 2004, a similar non-cash transaction was excluded from the Consolidated Statements of Cash Flows for fiscal 2004. The $91 million change in goodwill in fiscal 2004 from the September 27, 2003, balance and a corresponding change in other current liabilities was due to an adjustment of pre-acquisition tax liabilities assumed as part of the TFM acquisition. The Company received formal approval during fiscal 2004 from The Joint Committee on Taxation of the U.S. Congress for issues relating to certain pre-acquisition years. As a result of this approval, the accrual of $91 million of pre-acquisition tax liability was no longer needed.

The following table summarizes cash payments for interest and income taxes:

	in millions
	2005	2004	2003
Interest	$218	$316	$269
Income taxes, net of refunds	107	244	36

Cash payments for interest in fiscal 2005 decreased as compared to fiscal 2004 primarily due to lower debt levels and the timing of interest payments made related to the senior notes. The decrease in income taxes paid from fiscal 2004 to fiscal 2005 is primarily due to lower current taxable income as well as the benefit of some overpayments carried over from fiscal 2004. The increase in income taxes paid from fiscal 2003 to fiscal 2004 is due primarily to a refund received in fiscal 2003.

NOTE 16: TRANSACTIONS WITH RELATED PARTIES

The Company has operating leases for farms, equipment and other facilities with Don Tyson, a director of the Company, certain members of his family and the Randal W. Tyson Testamentary Trust. Total payments of $8 million in fiscal years 2005, 2004 and 2003 were paid to entities in which these parties had an ownership interest. Additionally, other facilities have been leased from other officers and directors. Rentals paid to entities in which these parties had an ownership interest totaled $1 million in fiscal years 2005 and 2004, and $2 million in fiscal 2003.

In the fourth quarter of fiscal 2005, the company purchased a parcel of land adjacent to the Company’s Corporate Center for approximately $600,000 from JHT, LLC, a limited liability company of which Don Tyson, a director of the Company, and the Randal W. Tyson Testamentary Trust, are members. The land is to be used for expansion of corporate offices.

In the fourth quarter of fiscal 2005, the Company received approximately $4 million from entities owned by Don Tyson, a director of the Company, and John Tyson, Chairman and CEO of the Company, as payment for the purchase of certain properties owned by the Company.

In the third quarter of fiscal 2004, the Company purchased a parcel of land adjacent to the Company’s Corporate Center for approximately $356,000 from JHT, LLC, a limited liability company of which Don Tyson, a director of the Company, and the Randal W. Tyson Testamentary Trust are members. The land is to be used for expansion of corporate offices.

TYSON FOODS, INC.

In the second quarter of fiscal 2004, the Company purchased 1,028,577 shares of Class A stock in a private transaction with Don Tyson, a director and managing partner of the Tyson Limited Partnership, a principal shareholder of the Company. The purchase of those shares from Mr. Tyson, was based on the closing price of the Class A stock on the New York Stock Exchange on the date of purchase.

During fiscal 2004, the Company received cash payments from Don Tyson, a director of the Company, totaling $1.5 million, as reimbursement for certain perquisites and personal benefits received during fiscal years 1997 through 2003.

Certain officers and directors were engaged in chicken and swine growout operations with the Company whereby these individuals purchased animals, feed, housing and other items to raise the animals to market weight. The total value of these transactions, which were discontinued during fiscal 2003, amounted to $11 million in fiscal 2003.

A former director who resigned from the Board of Directors during 2003, received $10 million in fiscal 2003 from the sale of cattle to a subsidiary of the Company.

NOTE 17: INCOME TAXES

Detail of the provision for income taxes consists of:

	in millions
	2005	2004	2003
Federal	$137	$183	$156
State	16	12	10
Foreign	22	37	20
	$175	$232	$186
Current	$249	$224	$73
Deferred	(74)	8	113
	$175	$232	$186

The reasons for the difference between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	2005	2004	2003
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes	1.8	1.8	2.2
Extraterritorial income exclusion	(2.6)	(0.5)	(1.9)
Reduction of tax reserves	(4.1)	-	-
Repatriation of foreign earnings	4.2	-	-
Other	(1.2)	0.3	0.2
	33.1%	36.6%	35.5%

During the fourth quarter of fiscal 2005, the Company repatriated $404 million of foreign earnings invested outside the United States under the provisions of the American Jobs Creations Act. The total tax expense relating to the repatriation was $22 million, offset by $15 million relating to the reversal of certain international tax reserves no longer required due to the effects of the repatriation under the American Jobs Creation Act. Items included in Other are miscellaneous nondeductible expenses, general business credits and amounts relating to on-going examinations by taxing authorities.

TYSON FOODS, INC.

The fiscal 2005 effective rate was reduced by 4.1% due to the reduction of income tax reserves management deemed were no longer required. The Company recorded a reduction to current income tax expense of $22 million relating to a change of estimate of reserves for years in which examinations by the Internal Revenue Service have been completed. Additional adjustments resulted in a reduction of goodwill of $27 million and an increase in capital in excess of par value of $25 million.

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

The tax effects of major items recorded as deferred tax assets and liabilities are:

			in millions
	2005		2004
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$-	$489	$4	$513
Suspended taxes from conversion
to accrual method	-	125	-	138
Intangible assets	9	25	31	24
Inventory	10	89	12	77
Accrued expenses	108	6	114	4
Net operating loss carryforwards	123	-	83	-
International items	-	65	18	104
All other	90	110	103	148
	$340	$909	$365	$1,008
Valuation allowance	$(102)		$(66)
Net deferred tax liability		$671		$709

Net deferred tax liabilities are included in other current liabilities and deferred income taxes on the Consolidated Balance Sheets.

The deferred tax liability for suspended taxes from conversion to accrual method represents the 1987 change from the cash to accrual method of accounting and will be paid down by 2017, subject to certain limitations.

The Company has accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $161 million at October 1, 2005, which are expected to be indefinitely reinvested in the business. If those earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The valuation allowance totaling $102 million consists of $16 million for state tax credit carryforwards, which have been fully reserved, $78 million for U.S. federal net operating loss and other miscellaneous carryforwards and $8 million for international net operating loss carryforwards. The state tax credit carryforwards expire in the fiscal years 2006 through 2009. At October 1, 2005, after considering utilization restrictions, the Company's federal tax loss carryforwards, which include net operating losses, capital losses and charitable contribution carryforwards, approximated $241 million. The net operating loss carryforwards total $217 million, are subject to utilization limitations due to ownership changes and may be utilized to offset future taxable income subject to

TYSON FOODS, INC.

limitations. These carryforwards expire during fiscal years 2006 through 2023. The $78 million valuation allowance discussed above includes $27 million, that if subsequently recognized, will be allocated to reduce goodwill, which was recorded at the time of acquisition of TFM.

In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” the Company provides tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. Although the outcome of these tax items is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities relating to these exposures.

NOTE 18: EARNINGS PER SHARE

The weighted average common shares used in the computation of basic and diluted earnings per share were as follows:

	in millions, except per share data
	2005	2004	2003
Numerator:
Net Income	$353	$403	$337
Less Dividends:
Class A ($0.16/share)	40	40	40
Class B ($0.14/share)	15	15	14
Undistributed earnings	298	348	283
Class A undistributed earnings	217	253	206
Class B undistributed earnings	81	95	77
Total undistributed earnings	$298	$348	$283
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	243	243	244
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	102	102	102
Effect of dilutive securities:
Stock options and restricted stock	12	12	6
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversions	357	357	352
Class A Basic earnings per share	$1.05	$1.20	$1.00
Class B Basic earnings per share	$0.95	$1.08	$0.90
Diluted earnings per share	$0.99	$1.13	$0.96

Approximately two million in fiscal years 2005 and 2004, and 11 million in fiscal 2003, of the Company’s option shares were antidilutive and were not included in the dilutive earnings per share calculation.

TYSON FOODS, INC.

NOTE 19: SEGMENT REPORTING

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

Prepared Foods segment includes the Company's operations that manufacture and market frozen and refrigerated food products. Products include pepperoni, beef and pork pizza toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes and processed meats. The Prepared Foods segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.

Other segment includes the logistics group and other corporate activities not identified with specific protein groups. This segment also includes proceeds of $167 million received in fiscal 2003 related to the settlement of vitamin antitrust litigation.

TYSON FOODS, INC.

in millions
	Chicken	Beef	Pork	Prepared Foods	Other	Consolidated
Fiscal year ended October 1, 2005
Sales	$8,295	$11,618	$3,247	$2,801	$53	$26,014
Operating income	582	(12)	47	78	70	765
Other expense						237
Income before income taxes						528
Depreciation	241	111	31	65	17	465
Total assets	4,398	3,243	834	1,107	922	10,504
Additions to property, plant and equipment	321	165	23	55	7	571
Fiscal year ended October 2, 2004
Sales	$8,363	$11,951	$3,185	$2,891	$51	$26,441
Operating income	548	127	140	28	82	925
Other expense						290
Income before income taxes						635
Depreciation	239	106	30	66	17	458
Total assets	4,556	3,195	895	970	848	10,464
Additions to property, plant and equipment	298	90	22	61	15	486
Fiscal year ended September 27, 2003
Sales	$7,389	$11,935	$2,470	$2,700	$55	$24,549
Operating income	156	320	75	59	227	837
Other expense						314
Income before income taxes						523
Depreciation	217	90	26	54	40	427
Total assets	4,322	3,385	879	1,141	759	10,486
Additions to property, plant and equipment	286	40	9	15	52	402

The Pork segment had sales of $505 million, $473 million and $365 million for fiscal years 2005, 2004 and 2003, respectively, from transactions with other operating segments of the Company. The Beef segment had sales of $85 million, $75 million and $77 million for fiscal years 2005, 2004 and 2003, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which are sold at market prices, were excluded from the segment sales in the above table.

The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 13.0%, 11.6% and 9.6% of consolidated sales in fiscal years 2005, 2004 and 2003, respectively. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on the Company's operations; however, the Company does not anticipate any such occurrences due to the demand for its products.

The majority of the Company's operations are domiciled in the United States. Approximately 94%, 94% and 95% of sales to external customers for fiscal years 2005, 2004 and 2003, respectively, were sourced from the United States. Approximately $6.3 billion of long-lived assets were located in the United States at October 1, 2005, $6.4 billion at October 2, 2004 and $6.5 billion at September 27, 2003. Approximately $202 million, $171 million and $185 million of long-lived assets were located in foreign countries, primarily Canada and Mexico, at fiscal years ended 2005, 2004 and 2003, respectively.

TYSON FOODS, INC.

The Company sells certain of its products in foreign markets, primarily Canada, China, European Union, Japan, Mexico, Puerto Rico, Russia, Taiwan and South Korea. The Company's export sales for fiscal years 2005, 2004 and 2003 totaled $2.1 billion, $2.1 billion and $2.6 billion, respectively. Substantially all of the Company's export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Foreign sales, which are sales of products produced in a country other than the United States, were less than 10% of total consolidated sales for fiscal years 2005, 2004 and 2003. Approximately 21%, 28% and 15% for 2005, 2004 and 2003, respectively, of income before taxes were from foreign operations. The decrease in fiscal 2005 primarily was due to decreased volumes and margins at the Company’s Lakeside operation in Canada.

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)

in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Sales	$6,452	$6,359	$6,708	$6,495
Gross profit	363	422	526	429
Operating income	129	183	263	190
Net income	48	76	131	98
Class A basic earnings per share	$0.14	$0.23	$0.39	$0.29
Class B basic earnings per share	$0.13	$0.20	$0.35	$0.27
Diluted earnings per share	$0.14	$0.21	$0.36	$0.28
2004
Sales	$6,505	$6,153	$6,634	$7,149
Gross profit	394	485	550	462
Operating income	161	263	323	178
Net income	57	119	161	66
Class A basic earnings per share	$0.17	$0.35	$0.48	$0.20
Class B basic earnings per share	$0.15	$0.32	$0.43	$0.18
Diluted earnings per share	$0.16	$0.33	$0.45	$0.19

The fourth quarter of 2004 was a 14-week period, while the remaining quarters in the above table were 13-week periods.

First quarter fiscal 2005 gross profit included $12 million received in connection with vitamin antitrust litigation, and operating income included charges of $3 million related to the closing of a prepared foods facility. Additionally, net income included a gain of $8 million related to the sale of the Company’s remaining interest in Specialty Brands, Inc. Second quarter fiscal 2005 operating income included charges of $2 million related to the closings of poultry and prepared foods facilities. Third quarter fiscal 2005 operating income included charges of $33 million related to a legal settlement involving the Company’s live swine operations and $10 million related to the closings of poultry operations. Fourth quarter fiscal 2005 gross profit included $8 million related to hurricane losses and operating income includes $1 million in gains related to plant closings. Additionally, net income includes a non-recurring income tax net benefit of $15 million. The net benefit includes the reversal of tax reserves, partially offset by an income tax charge related to the repatriation of foreign income.

TYSON FOODS, INC.

First quarter fiscal 2004 gross profit included $61 million in BSE-related charges and operating income included $21 million and $4 million in charges related to the closing of prepared foods facilities and poultry operations, respectively. Second quarter fiscal 2004 operating income included charges of $6 million and $8 million related to the closings of prepared foods facilities and poultry operations, respectively. Third quarter fiscal 2004 operating income included charges of $1 million related to the closing of a poultry operation. Fourth quarter fiscal 2004 gross profit included $18 million to reduce self-insurance reserves to the actuarially determined range. The reserves are compared to actuarial estimates quarterly. Fourth quarter fiscal 2004 operating income included charges of $25 million related to the impairment of various intangible assets and $21 million related to fixed asset write-downs.

NOTE 21: CONTINGENCIES

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

Wage and Hour/ Labor Matters:  In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of the Company's processing facilities. On May 9, 2002, a civil complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama, Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. The complaint alleges that the Company violated the overtime provisions of the federal Fair Labor Standards Act (FLSA) at the Company's chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor has indicated in discovery that the case seeks to require the Company to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, an additional amount in unspecified liquidated damages, and an injunction against future violations at that facility and all other chicken processing facilities operated by the Company. Discovery is in process. No trial date has been set. The matter has been stayed pending the outcome of two other similar matters involving the donning and doffing of certain personal protective clothing and equipment before the U.S. Supreme Court Alvarez, et al. v. IBP (Alvarez, see below) and Tum, et al. v. Barber Foods, Inc. (Tum). On November 8, 2005, the U.S. Supreme Court affirmed the Ninth Circuit decision in Alvarez and affirmed in part and reversed in part the First Circuit decision in Tum. On November 18, 2005, the Secretary of Labor filed a motion to lift the stay and set a status conference. The Company has filed a response not opposing the motion.

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the FLSA. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. To date, approximately 5,100 consents have been filed with the District Court. Plaintiff’s motion for conditional collective treatment and court-supervised notice to additional putative class members was denied on February 27, 2004. The plaintiffs refiled their motion for conditional collective treatment and court-supervised notice to additional putative class members on April 2, 2004, and the District Court has not ruled on

TYSON FOODS, INC.

this motion. Discovery is in process. No trial date has been set. The matter has been stayed pending the outcome of Alvarez and Tum. On November 8, 2005, the U.S. Supreme Court affirmed the Ninth Circuit decision in Alvarez and affirmed in part and reversed in part the First Circuit decision in Tum. On November 11, 2005, Plaintiffs filed a motion to lift the stay and to set a status conference with the District Court. A status conference is scheduled for December 14, 2005.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox in that the employees claim violations of the FLSA for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. There are approximately 560 additional current or former employees who have filed consents to join the lawsuit. The District Court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities. On July 17, 2002, the District Court granted the plaintiffs' motion to certify the state law claims. On September 23, 2002, the Third Circuit Court of Appeals agreed to hear the Company's petition to review the District Court's decision to certify the state law claims. On September 8, 2003, the Court of Appeals reversed the District Court’s certification of a class under the Pennsylvania Wage Payment & Collection Law, ruling those claims could not be pursued in federal court. The Court of Appeals further ruled the Company must reissue notice of its potential FLSA claims to approximately 2,170 employees who did not previously receive notice. The Court of Appeals remanded the matter to the District Court to proceed accordingly on September 30, 2003, and notice was reissued. Further proceedings in the District Court are pending, and no trial date has been set. The District Court has stayed the proceedings in this matter pending the outcome of Alvarez and Tum presently before the U.S. Supreme Court. On November 8, 2005, the U.S. Supreme Court affirmed the Ninth Circuit decision in Alvarez and affirmed in part and reversed in part the First Circuit decision in Tum. On November 9, 2005, Plaintiffs requested the stay be lifted and to set up a status conference. The status conference was held on December 2, 2005, and now the parties will engage in further pretrial proceedings.

In 1998, a lawsuit entitled Alvarez, et al. v. IBP (Alvarez) was filed in the U.S. District Court for the Eastern District of Washington against IBP (n/k/a Tyson Fresh Meats, Inc. or TFM) by employees of its Pasco, Washington beef slaughter and processing facility. Plaintiffs brought this action on behalf of themselves and TFM’s Pasco employees alleging violations of the Fair Labor Standards Act, 29 U.S.C. Sections 201-219; the Washington Minimum Wage Act, Revised Code of Washington (“RCW”) Chapter 49.46; the Industrial Welfare Act, RCW Chapter 49.12; the Wages-Reductions-Contributions Rebates Act, RCW Chapter 49.52; and related regulations. Eight hundred fifteen plaintiffs sought additional compensation principally for the time required to (1) don and doff protective clothing at the beginning and the end of the workday and at meal periods; (2) walk between lockers or other locations where protective clothing was stored or distributed and their workstations; and (3) wash protective clothing and other equipment items at the end of the work shift. Trial was held from September 27, 2000, until October 27, 2000. On September 14, 2001, the District Court entered its Findings of Fact and Conclusions of Law, which resulted in a $3.1 million judgment against TFM, comprising back wages, exemplary damages, and liquidated damages, with as yet no specified amount for prejudgment interest. On December 14, 2001, the District Court awarded an additional $2 million for attorney fees and costs. TFM filed a timely Notice of Appeal and Plaintiffs filed a timely notice of Cross-Appeal. On August 5, 2003, the Ninth Circuit Court of Appeals affirmed the District Court’s decision in part and reversed in part, and remanded the case to the District Court for recalculation of damages. If the ruling of the Court of Appeals is upheld in its entirety, TFM will have additional exposure in Alvarez of approximately $5 million. TFM filed a petition for rehearing by the panel of the Court of Appeals or, in the alternative, a rehearing en banc, which was denied on December 2, 2003. It also filed a petition to certify state law claims to the Washington Supreme Court which was denied on September 23, 2003. On December 5, 2003, TFM filed a Petition to Stay the Mandate stating it would file a Petition for Certiorari with the U.S. Supreme Court seeking the Court’s review of the Ninth Circuit’s adverse opinion. A Stay of the Mandate was ordered by the Ninth Circuit on December 10, 2003. A Petition for Certiorari was filed with the U.S. Supreme Court on February 26, 2004. After the parties completed briefing on

TYSON FOODS, INC.

the Petition, on May 3, 2004 the Court invited the U.S. Solicitor General to express its views on the pending Petition. On October 25, 2004, the Solicitor filed its response, acknowledging the issues warranted further review but advising that a First Circuit case (Tum) would be better suited for the Court’s consideration of the issues. On February 22, 2005, the U.S. Supreme Court granted certiorari on both the Alvarez and Tum petitions. Oral argument was held before the U.S. Supreme Court, on October 3, 2005. On November 8, 2005, the U.S. Supreme Court affirmed the Ninth Circuit decision. The case will now be returned to the District Court for an entry of judgment consistent with the Ninth Circuit’s opinion.

On November 5, 2001, a follow-on lawsuit to Alvarez, entitled Maria Chavez, et al. v. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. (Chavez) was filed in the U.S. District Court for the Eastern District of Washington by employees of TFM’s Pasco, Washington beef slaughter, processing and hides facilities, again alleging violations of the FLSA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The Chavez lawsuit similarly alleges TFM and/or the Company required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing and equipment, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege the holdings in Alvarez support a claim of collateral estoppel and/or res judicata as to many of the issues raised in this litigation. Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but the District Court granted Plaintiff’s motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23 and notice was sent to potential state law claim class members. The state-law class contains approximately 3,900 class members, including approximately 1,200 on the federal claim. The trial was held from September 7, 2004, through October 4, 2004. The District Court issued its proposed findings of fact and conclusions of law on December 8, 2004. The parties provided the District Court with their objections to the proposed findings of fact and conclusions of law and submitted trial briefs on damages. The District Court heard oral arguments based upon the party’s objections and damages briefings March 29, 2005. The District Court then filed its final findings of facts and conclusions of law on the liability phase of the trial on May 18, 2005 and on the damages on June 28, 2005 and July 14, 2005. On July 20, 2005, judgment was entered for $11.4 million, exclusive of costs and attorney fees. Attorneys for the Chavez plaintiffs have indicated to the Company their intention to file a follow-on suit to Chavez for different potential claimants alleging similar violations to those raised in Chavez. A hearing on the award of attorney’s fees was held on October 31, 2005. The Company is presently awaiting the decision of the District Court and its entry of an amended judgment. On November 28, 2005, the District Court awarded the attorneys for the Chavez plaintiffs approximately $1.9 million in fees and expenses. The Company is now awaiting the entry of an Amended Judgment.

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee. Ten current and former hourly employees of TFM's case-ready facility in Goodlettsville, Tennessee, filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming the defendants violated the overtime provisions of the FLSA. The suit alleges the defendants failed to pay employees for all hours worked from the plant's commencement of operations in April 2001. In particular, the suit alleges employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period. The suit also alleges the Company deducts 30 minutes per day from employees' paychecks regardless of whether employees obtain a full 30-minute period for their meal. Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs. On January 15, 2003, the Company filed an answer to the complaint denying any liability. On January 14, 2003, the named plaintiffs filed a motion for expedited court-supervised notice to prospective class members. The motion sought to conditionally certify a class of similarly situated employees at all of TFM's non-union facilities that were not previously made the subject of FLSA litigation. Plaintiffs then withdrew a request for conditional certification of similarly situated employees at all of TFM’s non-union facilities and rather sought to include all non-exempt employees who have worked at the Goodlettsville facility since its opening. On June 9, 2003, the Company filed a Motion for Summary Judgment seeking the applicability of the injunction entered by the U.S. District Court for the District of Kansas and affirmed by the U.S. Court of Appeals for the Tenth Circuit (Metzler v. IBP, inc. 127 F. 3rd 959, 10th Cir. 1997), which the Company

TYSON FOODS, INC.

contends has a preclusive effect as to plaintiffs’ claims based on pre- and post-shift activities. The plaintiffs conducted discovery limited to that issue and responded to said Motion on June 18, 2004. The Company filed its reply on July 2, 2004. On October 12, 2004, the District Court denied the Company’s motion for summary judgment. On November 17, 2003, the District Court conditionally certified a collective action composed of similarly situated current and former employees at the Goodlettsville facility based upon clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001. Class Notices to approximately 4,500 prospective class members were mailed on January 21, 2004. Approximately 525 current and former employees have opted into the class. The District Court stayed discovery on November 8, 2004, and administratively closed the action January 21, 2005, pending the U.S. Supreme Court’s determinations in Alvarez and Tum. On November 8, 2005, the U.S. Supreme Court affirmed the Ninth Circuit decision in Alvarez and affirmed in part and reversed in part the First Circuit decision in Tum. The District Court vacated the stay and reopened the case on November 16, 2005. A case management conference is set for December 21, 2005.

Securities Matters:  Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP, inc. (IBP) stock from March 29, 2001, when the Company announced its intention to terminate its merger agreement with IBP, through June 15, 2001, when a Delaware state court rendered its Post-Trial Opinion ordering the merger to proceed. Plaintiffs in the various actions alleged the defendants violated federal securities laws by making, causing or allowing to be made, certain allegedly false and misleading statements in a March 29, 2001, press release issued in connection with the Company's attempted termination of the merger agreement. The plaintiffs alleged that, as a result of the defendants' alleged conduct, purported class members were harmed by an alleged artificial deflation in the price of IBP’s stock during the proposed class period. The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation and, on December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint. On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint. By memorandum order dated October 23, 2002, the District Court granted in part and denied in part the defendants' motion to dismiss. On October 6, 2003, the District Court certified a class consisting of those who purchased IBP securities on or before March 29, 2001, and subsequently sold such securities from March 30 through June 15, 2001, inclusive, and sustained damages as a result of such transaction. Following the conclusion of discovery in the case, plaintiffs and defendants each filed motions for summary judgment. On June 17, 2004, the District Court rendered an opinion in favor of defendants and against plaintiffs on all of plaintiffs’ claims, and entered an order to that effect. On June 28, 2004, defendants filed a motion requesting the District Court to modify its order to include judgment in defendants’ favor against the class and on July 30, 2004, the District Court entered such an order. On August 6, 2004, plaintiffs filed a Notice of Appeal. Plaintiffs filed their brief on the appeal on December 8, 2004. Defendants filed their response on January 24, 2005. Plaintiffs filed their reply brief on February 24, 2005. Oral arguments on the appeal were heard by the Court of Appeals September 13, 2005 and on November 9, 2005, the Court of Appeals affirmed the decision of the District Court. On November 23, 2005, plaintiffs filed a petition for rehearing with the Court of Appeals. The Company is not permitted to file a response to the petition unless requested to do so by the Court of Appeals.

TYSON FOODS, INC.

General Matters:  In July 1996, certain cattle producers filed Henry Lee Pickett, et al. v. IBP, inc. in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleged TFM used its market power and alleged "captive supply" agreements to reduce the prices paid by TFM on purchases of cattle in the cash market in alleged violation of the Packers and Stockyards Act (PSA).  Plaintiffs sought injunctive and declaratory relief, as well as actual and punitive damages. Plaintiffs submitted an amended expert report on November 19, 2003, showing alleged damages on all cash market purchases by TFM of approximately $2.1 billion.  Trial of this matter began on January 12, 2004, and concluded on February 10, 2004. On February 17, 2004, a jury returned a verdict against TFM on liability and gave an “advisory” verdict on damages that estimated the impact on the cash market (i.e., a group larger than the class) to be $1.28 billion. On February 25, 2004, TFM filed a renewed motion requesting the District Court to enter a judgment as a matter of law (JMOL) for TFM. On March 1, 2004, the plaintiffs filed motions asking the District Court to enter the $1.28 billion advisory verdict as an award of damages to the plaintiffs and requesting prejudgment interest. On March 22, 2004, the District Court denied the plaintiff’s motions for entry of a damages award. On April 23, 2004, the District Court granted TFM’s JMOL motion, and held (i) TFM had legitimate business reasons for using “captive supplies,” (ii) there was “no evidence before the Court to suggest that [TFM’s] conduct is illegal,” and (iii) “plaintiffs failed to present evidence at trial to sustain their burden with respect to liability and damages.” The plaintiffs appealed the District Court’s entry of judgment in favor of TFM to the 11th Circuit Court of Appeals, and the Circuit Court issued an opinion on August 16, 2005 affirming the District Court’s judgment. The plaintiffs requested an en banc hearing in front of the entire 11th Circuit Court of Appeals, and this request was denied. The plaintiffs have indicated they will seek an appeal to the United States Supreme Court, but a petition has not yet been filed.

TYSON FOODS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Tyson Foods, Inc.

We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. as of October 1, 2005 and October 2, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyson Foods, Inc. at October 1, 2005 and October 2, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tyson Foods, Inc.’s internal control over financial reporting as of October 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Rogers, Arkansas

December 7, 2005

TYSON FOODS, INC.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Tyson Foods, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Tyson Foods, Inc. maintained effective internal control over financial reporting as of October 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyson Foods, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Tyson Foods, Inc. maintained effective internal control over financial reporting as of October 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tyson Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tyson Foods, Inc. as of October 1, 2005 and October 2, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 1, 2005 of Tyson Foods, Inc. and our report dated December 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Rogers, Arkansas

December 7, 2005

TYSON FOODS, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Interim Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of October 1, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

Other than the matters described below, in the fourth quarter ending October 1, 2005, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company has previously reported on-going remediation efforts related to the Company’s subsidiary in Mexico (TdM). During a detailed review of TdM in the fourth quarter of fiscal 2004, the Company identified internal control deficiencies and recorded a number of adjustments to TdM’s financial statements. As a result, management believes oversight and monitoring processes related to the financial statements of TdM did not function effectively throughout fiscal 2004. The Company initiated activities to remediate the internal control issues identified at TdM including, but not limited to, adding certain accounting personnel that have more experience in financial accounting and reporting than such personnel previously performing these functions; aligning the accounting function at TdM with the accounting function at the Company’s corporate headquarters; developing and implementing comprehensive accounting and financial reporting processes; educating employees throughout TdM as to the importance of compliance with policies and procedures and the significance of a system of sound internal controls; upgrading financial systems; and implementing additional monitoring controls at the Company’s corporate headquarters with respect to TdM’s financial reporting and accounting processes. As of October 1, 2005, management believes that the processes that have been implemented are adequate to remedy the control deficiencies identified.

During the fourth quarter of fiscal 2005, the Company implemented additional controls in the existing processes to accumulate, analyze, record and relieve income taxes payable, specifically related to processes to effectively reconcile the income taxes payable general ledger accounts to supporting detail and adequately verify data used in computations. Management believes the controls are currently effective.

Management and the Audit Committee do not believe that the deficiencies, individually or in the aggregate, had a material effect on the financial statements of the Company.

TYSON FOODS, INC.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 1, 2005. In making this assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, Management concluded that the Company’s internal control over financial reporting was effective as of October 1, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 1, 2005, has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm. Accordingly, Ernst & Young LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report appears on page 74.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 3, 2006 (the Proxy Statement), which information is incorporated herein by reference. Pursuant to general instruction G(3) of the instructions to Annual Report on Form 10-K, certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Company” in Part I of this Report.

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

TYSON FOODS, INC.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth additional information as of October 1, 2005, about shares of Class A common stock that may be issued upon the exercise of options and other rights under the Company’s existing equity compensation plans and arrangements, divided between plans approved by the Company’s shareholders and plans or arrangements not submitted to the shareholders for approval.

	(a)	(b)	(c)
Number of Securities
remaining available
for future issuance
	Number of Securities to	Weighted-average	under equity
	be issued upon exercise	exercise price	compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans
approved by security holders	15,718,564	$13.49	44,919,581
Equity compensation plans not
approved by security holders	-	-	-
Total	15,718,564	$13.49	44,919,581

(a)

Outstanding options granted by the Company. Options outstanding do not include 1,624,730 options, warrants or rights, with a weighted-average exercise price of $8.92, which were assumed in connection with the Company’s acquisition of Tyson Fresh Meats, Inc. (TFM; formerly known as IBP, inc.).

(b)	Weighted-average exercise price of the Company’s outstanding options
(c)	Shares available for future issuance under the 2000 Stock Incentive Plan (16,228,525), the Employee Stock Purchase Plan (18,813,835) and the Retirement Savings Plan (9,877,221)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information included under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information included under the captions “Audit Fees,” Audit-Related Fees,” “Tax Fees” and “All Other Fees” in the Proxy Statement, which information is incorporated herein by reference.

TYSON FOODS, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:
Consolidated Statements of Income
for the three years ended October 1, 2005
Consolidated Balance Sheets at
October 1, 2005, and October 2, 2004
Consolidated Statements of Shareholders’ Equity
for the three years ended October 1, 2005
Consolidated Statements of Cash Flows
for the three years ended October 1, 2005
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over
Financial Reporting
Financial Statement Schedule - Schedule II Valuation and Qualifying
Accounts for the three years ended October 1, 2005

All other schedules are omitted because they are neither applicable nor required.

The exhibits filed with this report are listed in the Exhibit Index at the end of Item 15.

TYSON FOODS, INC.

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

3.2

Second Amended and Restated By-laws of the Company (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 1, 2000, Commission File No. 001-14704, and incorporated herein by reference).

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

4.6

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

4.7

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

TYSON FOODS, INC.

4.8

Third Amendment Agreement dated as of May 2, 2001, to Amended and Restated Note Purchase Agreements, dated June 30, 1993, by and between the Company and John Hancock Mutual Life Insurance Company (previously filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.9

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

4.11

Supplemental Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee, dated as of October 2, 2001, supplementing the Company Indenture and relating to the issuance of the Company's $750 million 7.250% Notes due 2006, together with form of 7.250% Note (previously filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.12

Supplemental Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee, dated as of October 2, 2001, supplementing the Company Indenture and relating to the issuance of the Company's $1 billion 8.250% Notes due 2011, together with form of 8.250% Note (previously filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.13

Indenture, dated January 26, 1996, between IBP, inc. (IBP) and The Bank of New York (the IBP Indenture) (previously filed as Exhibit 4 to IBP's Registration Statement on Form S-3, filed with the Commission on November 20, 1995, Commission File No. 33-64459, and incorporated herein by reference).

4.14

Form of Senior Note issued under the IBP Indenture for the issuance of (a) $100 million 6.125% Senior Notes due February 1, 2006, (b) $100 million 7.125% Senior Notes due February 1, 2026 and (c) $300 million 7.95% Senior Notes due February 1, 2010 (previously filed as Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.15

Form of $125 million 7.45% Senior Note due June 1, 2007 issued under the IBP Indenture (previously filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.16

First Supplemental Indenture, dated as of September 28, 2001, among the Company, Lasso Acquisition Corporation and The Bank of New York, pursuant to which the Company guaranteed the Notes issued under the IBP Indenture (previously filed as Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

10.1

Amended and Restated Receivables Transfer Agreement, dated as of August 16, 2002, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JP Morgan Chase Bank, as Administrative Agent and certain other persons that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents (previously filed as Exhibit 10.6 to the Company’s Annual report on Form 10-K for the period ended September 28, 2002, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

10.2

Amendment No. 3, dated as of August 15, 2003, to the Company’s Amended and Restated Receivables Transfer Agreement dated as of August 16, 2002, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission File No. 001-14704, and incorporated herein by reference).

10.3

Amendment No. 4 and Waiver to the Company’s Amended and Restated Receivables Transfer Agreement, dated August 13, 2004, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents (previously filed as Exhibit No. 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.4

Amendment No. 5, dated as of August 10, 2005, to the Company’s Amended and Restated Receivables Transfer, dated as of August 16, 2002, as amended, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents.

90-96
10.5

Receivables Purchase Agreement, executed in connection with the Receivables Transfer Agreement described in Exhibit 10.1 above, among the Company and certain subsidiaries of the Company, as Sellers and Tyson Receivables Corporation, as Purchaser (previously filed as Exhibit 10.7 to the Company’s Annual report on Form 10-K for the period ended September 28, 2002, Commission File No. 001-14704, and incorporated herein by reference).

10.6

Amendment No. 1 to Receivables Purchase Agreement, dated August 13, 2004, among the Company and certain subsidiaries of the Company, as Sellers and Tyson Receivables Corporation, as Purchaser (previously filed as Exhibit No. 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.7

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

TYSON FOODS, INC.

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

10.13

Five-Year Revolving Credit Agreement, dated as of September 28, 2005, by and among Tyson Foods, Inc., as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branchand BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents, J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner, and certain other lenders party thereto (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K October 3, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.14

Three-Year Term Loan Agreement, dated as of September 28, 2005, among Tyson Foods, Inc., as Guarantor, Lakeside Farm Industries Ltd., as Borrower, JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent, Merrill Lynch Capital Canada Inc., as Syndication Agent, and Rabobank Nederland Canadian Branch and BNP Paribas (Canada), as Documentation Agents, and J.P. Morgan Securities Inc. as Lead Arranger and Sole Bookrunner, and certain other lenders party thereto (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K October 3, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.15

Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between John Tyson and the Company (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission File No. 001-14704, and incorporated herein by reference).

10.16

Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between Richard L. Bond and the Company (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission File No. 001-14704, and incorporated herein by reference).

10.17

Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between Greg Lee and the Company (previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission File No. 001-14704, and incorporated herein by reference).

10.18

Form of amendment to the employment agreements of the Chairman and Chief Executive Officer, President and Chief Operating Officer and the Chief Administrative Officer and President, International (previously filed as Exhibit No. 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.19

Second Amendment to Amended and Restated Employment Agreement dated February 4, 2005, by and between Tyson Foods, Inc. and Richard L. Bond (previously filed as Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

10.20

Senior Executive Employment Agreement dated November 20, 1998 between the Company and Leland E. Tollett (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10K for the fiscal year ended October 3, 1998, Commission File No. 001-14704, and incorporated herein by reference).

10.21

Amendment to Senior Executive Employment Agreement dated February 4, 2005, by and between Tyson Foods, Inc. and Leland E. Tollett (previously filed as Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.22

Employment Agreement (2004 Amendment) between the Company and Eugene D. Leman (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K October 15, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.23

Executive Employment Agreement between the Company and J. Alberto Gonzalez-Pita, dated November 15, 2004 (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K November 18, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.24

Officer Employment Agreement between the Company and Craig J. Hart, dated November 12, 2004 (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K November 18, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.25

Officer Employment Agreement between the Company and Dennis Leatherby, dated November 12, 2004 (previously filed as Exhibit No. 10.3 to the Company's Current Report on Form 8-K November 18, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.26

Senior Advisor Agreement, dated July 30, 2004, by and between Don Tyson and the Company (previously filed as Exhibit No. 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.27

Separation Agreement and General Release, dated July 30, 2004, by and between Steve Hankins and the Company (previously filed as Exhibit No. 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.28

Executive Employment Agreement between the Company and William W. Lovette, dated October 7, 2005 (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K October 12, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.29

Officer Employment Agreement between the Company and James V. Lochner, dated October 7, 2005 (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K October 12, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.30

Officer Employment Agreement between the Company and Noel W. White, dated October 7, 2005 (previously filed as Exhibit No. 10.3 to the Company's Current Report on Form 8-K October 12, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.31

Executive Employment Agreement between the Company and Wendy P. Davidson, dated October 10, 2005 (previously filed as Exhibit No. 10.4 to the Company's Current Report on Form 8-K October 12, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.32

Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain of its executive officers (previously filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-3400, and incorporated herein by reference).

TYSON FOODS, INC.

10.33

Form of IBP's Indemnification Agreement with officers and directors (previously filed as Exhibit No. 10.8 to IBP's Registration Statement on Form S-1, dated August 19, 1987, File No. 1-6085 and incorporated hereby by reference).

10.34	Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005	97-100
10.35

Tyson Foods, Inc. Restricted Stock Bonus Plan, effective August 21, 1989, as amended and restated on April 15, 1994; and Amendment to Restricted Stock Bonus Plan effective November 18, 1994 (previously filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.36

Tyson Foods, Inc. Amended and Restated Employee Stock Purchase Plan, dated as of December 13, 1999 (previously filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 001-14704, and incorporated herein by reference).

10.37

Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective October 1, 1997, and First Amendment to the Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective December 31, 1998 (previously filed as exhibit 10.15 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 001-14704, and incorporated herein by reference).

10.38

Tyson Foods, Inc. Non-statutory Stock Option Plan of 1982, as amended and restated on November 18, 1994, (previously filed as Exhibit 99 to the Company's Registration Statement of Form S-8 filed with the Commission on January 30, 1995, Commission File No. 33-54716, and incorporated herein by reference).

10.39

Tyson Foods, Inc. 2000 Stock Incentive Plan dated August 11, 2000 (previously filed as exhibit 10.19 to the Company's Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 001-14704, and incorporated herein by reference).

10.40	IBP 1987 Stock Option Plan (previously filed as Exhibit No. 28(a) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-19441 and incorporated herein by reference).
10.41

IBP Officer Long-Term Stock Plan (previously filed as Exhibit No. 10.5.3 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

10.42

IBP Directors Stock Option Plan (previously filed as Exhibit No. 10.5.4 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

10.43

1996 Officer Long-Term Stock Plan (previously filed as Exhibit No. 10.5.6 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).

10.44	IBP 1996 Stock Option Plan (previously filed as Exhibit 10.5.7 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).
10.45

Text of Retirement Income Plan of IBP, inc. (as amended and Restated Effective as of January 1, 1992), as amended (previously filed as Exhibit No. 10.28 to IBP's Annual Report on Form 10-K for the fiscal year ended December 26, 1992, File No. 1-6085 and incorporated herein by reference).

10.46

Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Plan dated January 23, 2004 (previously filed as Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2004, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

10.47

Form of Performance Stock Award pursuant to which performance unit awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit No. 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.48

Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit No. 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.49

Form of Stock Option Grant Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit No. 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

12.1	Calculation of Ratio of Earnings to Fixed Charges	101
21	Subsidiaries of the Company	102-105
23	Consent of Ernst & Young, LLP	106
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	107
31.2	Certification of Interim Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	108
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	109
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	110

TYSON FOODS, INC.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Dennis Leatherby	December 12, 2005
Dennis Leatherby
Senior Vice President, Finance
and Treasurer and Interim Chief
Financial Officer

TYSON FOODS, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard L. Bond Richard L. Bond	President and Chief Operating Officer	December 12, 2005
s/ Scott Ford Scott Ford	Director	December 12, 2005
/s/ Lloyd V. Hackley Lloyd V. Hackley	Director	December 12, 2005
/s/ Craig J. Hart Craig J. Hart	Senior Vice President, Controller and Chief Accounting Officer	December 12, 2005
/s/ Jim Kever Jim Kever	Director	December 12, 2005
/s/ Dennis Leatherby Dennis Leatherby	Senior Vice President, Finance and Treasurer and Interim Chief Financial Officer	December 12, 2005
/s/ Jo Ann R. Smith Jo Ann R. Smith	Director	December 12, 2005
/s/ Leland E. Tollett Leland E. Tollett	Director	December 12, 2005
/s/ Barbara A. Tyson Barbara A. Tyson	Director	December 12, 2005
/s/ Don Tyson Don Tyson	Director	December 12, 2005
/s/ John H. Tyson John H. Tyson	Chairman of the Board of Directors and Chief Executive Officer	December 12, 2005
/s/ Albert C. Zapanta Albert C. Zapanta	Director	December 12, 2005

TYSON FOODS, INC.

FINANCIAL STATEMENT SCHEDULE

TYSON FOODS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended October 1, 2005

in millions
	Balance at	Charged to		Charged to			Balance at
	Beginning	Costs and		Other	Additions		End of
Description	of Period	Expenses		Accounts	(Deductions)		Period

Allowance for Doubtful Accounts

2005	$11	$(1)		$-	$(1)		$9

2004	$16	$(8)	(1)	$-	$3	(2)	$11

2003	$26	$19	(3)	$-	$(29)	(3)	$16

(1)	During fiscal 2004, the Company reduced a portion of the allowance for doubtful accounts as the respective accounts receivable balances were either collected or determined to be collectible.
(2)	The Company received payments on accounts that had previously been written off.
(3)	During fiscal 2003, the Company fully reserved certain receivables and then wrote off the full amount against Accounts Receivable.

TYSON FOODS, INC.

Exhibit pages 90 through 110 are not included; however, copies of these pages may be obtained for a fee to cover administrative costs by request to the corporate office.