Form 10-K/A
TYSON FOODS INC
filed 2006-02-08
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[x]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 1, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [x]

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

Page 1 of 96 Pages

The Exhibit Index appears on pages 86 through 92

TYSON FOODS, INC.

INCORPORATION BY REFERENCE

The following indicated portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held February 3, 2006 (the Proxy Statement) are incorporated by reference into the indicated portions of this Annual Report on Form 10-K/A:

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
Item 14. Principal Accountant Fees and Services

The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” in the Proxy Statement.

TYSON FOODS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends certain items of the Annual Report on Form 10-K of Tyson Foods, Inc. (collectively, “the Company” or “Tyson”) for the fiscal year ended October 1, 2005 as filed with the Securities and Exchange Commission on December 12, 2005 (the “Annual Report”) and presents in its entirety the Annual Report, as amended. These amended items restate the Company’s consolidated financial statements previously filed in the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report or modify or update those disclosures affected by subsequent events.

In the fourth quarter of fiscal 2005 the Company recognized an actuarial gain resulting from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act allows for a possible subsidy to retirement health plan sponsors to help offset the costs of participant prescription drug benefits. In March 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Act.” In the fourth quarter of fiscal 2005, the Company concluded the prescription drug benefits included in its postretirement medical plan were actuarially equivalent to Medicare Part D under the Act. Included in a net actuarial loss of approximately $9 million related to the Company’s post-retirement plan health plan and in accordance with FASB Staff Position 106-2, the Company decreased its accumulated postretirement obligation and recognized an actuarial gain of approximately $55 million related to the present value of all future subsidies expected to be received for benefits earned through October 1, 2005. FASB Staff Position 106-2 states that “In the periods in which the subsidy affects the employer’s accounting for the plan, it shall have no effect on any plan-related temporary difference accounted for under FASB Statement 109 because the subsidy is exempt from federal taxation.” However, the Company erroneously recorded non-recurring income tax expense related to the actuarial gain of approximately $19 million.

Under Part II the Company has revised Item 6: Selected Financial Data, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8: Financial Statements and Supplementary Data (the Consolidated Statement of Income, the Consolidated Balance Sheet, the Consolidated Statement of Shareholders’ Equity, the Consolidated Statement of Cash Flows, Footnotes 1, 17, 18 and 20 and Report of Independent Registered Public Accounting Firm and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting) and Item 9A: Controls and Procedures. Additionally the Exhibit Index in Item 15 is also amended to reflect the inclusion of updated calculation of ratio of earnings to fixed charges, updated certifications of certain executive officers and updated consent letter from Ernst & Young LLP.

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

FINANCIAL INFORMATION OF BUSINESS SEGMENTS

The Company operates in five business segments: Chicken, Beef, Pork, Prepared Foods and Other. The contribution of each business segment to net sales and operating income, and the identifiable assets attributable to each business segment are set forth in Note 19, “Segment Reporting” of the Notes to Consolidated Financial Statements included herein at pages 71 through 73.

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

The Company continues to explore growth opportunities in South America, Russia, Canada, China and Mexico and believes each offers potential in terms of expanding or developing processing facilities. The Company's subsidiary in Mexico continues to show growth with a focus on further processed chicken products. The Company’s Canadian subsidiary, Lakeside, has cattle feeding facilities and a beef carcass production and boxed beef processing facility. The Company’s breeding stock subsidiary, Cobb-Vantress, has business interests in Argentina, Brazil, India, Japan, the Philippines, Spain, the United Kingdom, Venezuela and the Netherlands. The Company also owns a majority interest in and operates a chicken further processing facility in China. The Company has minority interests in a Chinese pork processing facility and a Canadian chicken further processing facility, and a 50% interest in a Chinese casing operation. The Company continues to be involved in a technical service agreement with Grupo Melo in Panama to assist Grupo Melo with the production of further processed chicken products and to allow it to license the Tyson brand. Additional information regarding the Company’s export sales, long-lived assets located in foreign markets and income from foreign operations is set forth in Note 19, “Segment Reporting” of the Notes to Consolidated Financial Statements included herein at pages 71 through 73.

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
	Restated
	2005	2004	2003	2002	2001	2000
Summary of Operations
Sales	$26,014	$26,441	$24,549	$23,367	$10,563	$7,268
Cost of sales	24,274	24,550	22,805	21,550	9,660	6,453
Gross profit	1,740	1,891	1,744	1,817	903	815
Operating income	765	925	837	887	316	349
Interest expense	227	275	296	305	144	116
Provision for income taxes	156	232	186	210	58	83
Net income	$372	$403	$337	$383	$88	$151
Year end shares outstanding	355	353	353	353	349	225
Diluted average shares outstanding	357	357	352	355	222	226
Diluted earnings per share	$1.04	$1.13	$0.96	$1.08	$0.40	$0.67
Class A basic earnings per share	1.11	1.20	1.00	1.13	0.42	0.70
Class B basic earnings per share	1.00	1.08	0.90	1.02	0.38	0.63
Dividends per share:
Class A	0.160	0.160	0.160	0.160	0.160	0.160
Class B	0.144	0.144	0.144	0.144	0.144	0.144
Depreciation and amortization	$501	$490	$458	$467	$335	$294
Balance Sheet Data
Capital expenditures	$571	$486	$402	$433	$261	$196
Total assets	10,504	10,464	10,486	10,372	10,632	4,841
Net property, plant and equipment	4,007	3,964	4,039	4,038	4,085	2,141
Total debt	2,995	3,362	3,604	3,987	4,776	1,542
Shareholders' equity	$4,671	$4,292	$3,954	$3,662	$3,354	$2,175
Other Key Financial Measures
Return on sales	1.4%	1.5%	1.4%	1.6%	0.8%	2.0%
Annual sales growth (decline)	(1.6)%	7.7%	5.1%	121.2%	45.3%	(4.6)%
Gross margin	6.7%	7.2%	7.1%	7.8%	8.5%	11.2%
Return on beginning shareholders' equity	8.7%	10.2%	9.2%	11.4%	4.0%	7.1%
Return on invested capital	10.0%	12.2%	11.0%	11.2%	5.3%	9.1%
Effective tax rate	29.5%	36.6%	35.5%	35.5%	35.4%	35.6%
Total debt to capitalization	39.1%	43.9%	47.7%	52.1%	58.7%	41.5%
Book value per share	$13.19	$12.19	$11.21	$10.37	$9.61	$9.67
Closing stock price high	19.47	21.06	14.42	15.56	14.19	18.00
Closing stock price low	$14.12	$12.59	$7.28	$8.75	$8.35	$8.56

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
2.

The results for fiscal 2005 include $33 million of pretax charges related to a legal settlement involving the Company’s live swine operations, a non-recurring income tax net benefit of $15 million including benefit from the reversal of certain income tax reserves, partially offset by an income tax charge related to the one-time repatriation of foreign income under the American Jobs Creation Act, $14 million of pretax charges primarily related to closing two poultry and one prepared foods operations, $12 million of pretax gains related to vitamin antitrust litigation settlements received, $8 million of pretax losses related to hurricane losses and an $8 million pretax gain related to the sale of the Company’s remaining interest in Specialty Brands, Inc. In addition, the results for 2005 have been restated to reflect a correction of income tax of approximately $19 million erroneously recorded for a federally tax-exempt actuarial gain.

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

Earnings for fiscal 2005 were $372 million, or $1.04 per diluted share, compared to $403 million, or $1.13 per diluted share, in fiscal 2004. Pretax earnings for fiscal 2005 included $33 million of costs related to a legal settlement involving the Company’s live swine operations, $14 million of costs for plant closings, $8 million of losses related to Hurricane Katrina, $12 million received in connection with vitamin antitrust litigation and a gain of $8 million from the sale of the Company’s remaining interest in Specialty Brands, Inc. Additionally, earnings included a non-recurring income tax net benefit of $15 million. The net benefit includes the reversal of tax reserves, partially offset by an income tax charge related to the repatriation of foreign income. The effective tax rate of the Company was further impacted by the federal income tax effect of the Medicare Part D subsidy in fiscal 2005 of $55 million since this amount is not subject to federal income tax. Combined, these items increased fiscal 2005 diluted earnings per share by $0.03. Pretax earnings for fiscal 2004 included $40 million of costs for plant closings, $61 million of BSE-related charges and $46 million of fixed asset write-downs and intangible asset impairments. Combined, these items decreased fiscal 2004 diluted earnings per share by $0.26.

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

The effective tax rate decreased from 36.6% in fiscal 2004 to 29.5% in fiscal 2005. The fiscal 2005 effective rate reflects a reduction of 4.1% due to the release of income tax reserves that management deemed were no longer required. The fiscal 2005 effective rate also reflects a reduction of 3.6% due to the federal income tax effect of the Medicare Part D subsidy in fiscal 2005 since this amount is not subject to federal income tax. In addition, the rate reflects an increase of 4.2% relating to the repatriation of earnings of foreign subsidiaries as allowed by the American Jobs Creation Act, offset by 2.9% relating to the reversal of certain international tax reserves that were no longer needed due to the effects of the repatriation under the American Jobs Creation Act. During the fourth quarter of fiscal 2005, the Company repatriated $404 million of foreign earnings invested outside the United States under the American Jobs Creation Act. See Note 17 to the Consolidated Financial Statements for further discussion of these issues. The estimated Extraterritorial Income Exclusion (ETI) amount reduced the fiscal 2005 effective tax rate by 2.6% compared to 0.5% in fiscal 2004. The increase in the fiscal 2005 estimated ETI benefit resulted from an increase in the estimated fiscal 2005 profit from export sales primarily due to increased profit on export sales, along with an adjustment to the estimated fiscal 2004 benefit.

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

Total Capitalization	in millions
	(Restated) 2005	2004	2003
Debt	$2,995	$3,362	$3,604
Equity	4,671	4,292	3,954

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

TYSON FOODS, INC.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed. The Act allows a possible subsidy to retirement health plan sponsors to help offset the costs of participant prescription drug benefits. In March 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Act” (the Position). The Position was effective for interim or annual periods beginning after June 15, 2004. The Position allowed plan sponsors to recognize or defer recognizing the effects of the Act in its financial statements until specific accounting guidance for this federal subsidy was issued. In the fourth quarter of fiscal 2005, the Company concluded the prescription drug benefits included in its postretirement medical plan is actuarially equivalent to Medicare Part D under the Act. In accordance with FASB Staff Position 106-2, the Company decreased its accumulated postretirement obligation and recognized an actuarial gain of approximately $55 million related to the present value of all future subsidies expected to be received. This gain was more than offset by actuarial losses primarily related to increased claims costs, resulting in a net actuarial loss of approximately $9 million from the Company’s postretirement health plan. Under the Act, the subsidy is not subject to federal income tax expense, resulting in a reduction in the Company’s effective tax rate by 3.6%, or approximately $19 million. It is the Company’s policy to fully recognize experience gains and losses of its postretirement plans in the year in which they occur. There was no effect on service or interest cost in the current period.

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

TYSON FOODS, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

	Three years ended October 1, 2005
	in millions, except per share data

	(Restated) 2005	2004	2003
Sales	$26,014	$26,441	$24,549
Cost of Sales	24,274	24,550	22,805
	1,740	1,891	1,744
Operating Expenses:
Selling, general and administrative	928	880	831
Other charges	47	86	76
Operating Income	765	925	837
Other Expense:
Interest	227	275	296
Other	10	15	18
	237	290	314

Income Before Income Taxes	528	635	523
Provision for Income Taxes	156	232	186
Net Income	$372	$403	$337

Weighted Average Shares Outstanding:
Class A Basic	243	243	244
Class B Basic	102	102	102
Diluted	357	357	352
Earnings Per Share:
Class A Basic	$1.11	$1.20	$1.00
Class B Basic	$1.00	$1.08	$0.90
Diluted	$1.04	$1.13	$0.96
See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	October 1, 2005, and October 2, 2004
	in millions, except per share data

	(Restated) 2005	2004
Assets
Current Assets:
Cash and cash equivalents	$40	$33
Accounts receivable, net	1,214	1,240
Inventories	2,062	2,063
Other current assets	169	196
Total Current Assets	3,485	3,532
Net Property, Plant and Equipment	4,007	3,964
Goodwill	2,502	2,558
Intangible Assets	142	149
Other Assets	368	261
Total Assets	$10,504	$10,464

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$126	$338
Trade accounts payable	961	945
Other current liabilities	1,070	1,010
Total Current Liabilities	2,157	2,293
Long-Term Debt	2,869	3,024
Deferred Income Taxes	638	695
Other Liabilities	169	160
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 268 million shares in 2005 and 2004	27	27
Class B-authorized 900 million shares:
issued 102 million shares in 2005 and 2004	10	10
Capital in excess of par value	1,867	1,849
Retained earnings	3,032	2,728
Accumulated other comprehensive income (loss)	28	(12)
	4,964	4,602
Less treasury stock, at cost-
15 million shares in 2005 and 17 million shares in 2004	238	264
Less unamortized deferred compensation	55	46
Total Shareholders’ Equity	4,671	4,292
Total Liabilities and Shareholders’ Equity	$10,504	$10,464

See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three years ended October 1, 2005
	in millions

	Common Stock				Capital In	(Restated)
	Class A		Class B		Excess Of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings
Balance-September 28, 2002	267	$27	102	$10	$1,879	$2,097
Comprehensive Income:
Net income						337
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
Currency translation adjustment
Additional pension liability (net of $1 million tax)
Total Comprehensive Income
Purchase of Treasury Shares
Stock Options Exercised					(2)
Restricted Shares Issued					1
Restricted Shares Canceled					1
Dividends Paid						(55)
Amortization of Deferred Compensation
Reclassification and Other	1				(12)
Balance-October 2, 2004	268	27	102	10	1,849	2,728
Comprehensive Income
Net Income						372
Other comprehensive income (loss) net of tax of $11 million
Derivative loss recognized in cost of sales (net of $13 million tax)
Derivative unrealized loss (net of $0 tax)
Unrealized loss on investments (net of $(1) million)
Currency translation adjustment
Additional pension liability (net of $(1) million tax)
Total Comprehensive Income
Purchase of Treasury Shares
Stock Options Exercised					14
Restricted Shares Issued
Restricted Shares Canceled					1
Dividends Paid						(55)
Dividends Accrued						(13)
Amortization of Deferred Compensation
Other					3
Balance-October 1, 2005	268	$27	102	$10	$1,867	$3,032
See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three years ended October 1, 2005
	in millions

				Accumulated	(Restated)
			Unamortized	Other	Total
	Treasury Stock		Deferred	Comprehensive	Shareholders'
	Shares	Amount	Compensation	Income (Loss)	Equity
Balance-September 28, 2002	16	$(265)	$(37)	$(49)	$3,662
Comprehensive Income:
Net income					337
Other comprehensive income (loss) net of tax of $8 million
Derivative gain recognized in cost of sales (net of $(1) million tax)				(2)	(2)
Derivative unrealized gain (net of $7 million tax)				11	11
Unrealized gain on investments (net of $1 million tax)				1	1
Currency translation adjustment				21	21
Additional pension liability (net of $2 million tax)				3	3
Total Comprehensive Income					371
Purchase of Treasury Shares	4	(41)			(41)
Restricted Shares Issued	(4)	55	(37)		(1)
Restricted Shares Canceled		(1)	1		1
Dividends Paid					(54)
Amortization of Deferred Compensation			16		16
Balance-September 27, 2003	16	(252)	(57)	(15)	3,954
Comprehensive Income:
Net income					403
Other comprehensive income (loss) net of tax of $(13) million
Derivative gain recognized in cost of sales (net of $(26) million tax)				(40)	(40)
Derivative unrealized gain (net of $12 million tax)				19	19
Currency translation adjustment				23	23
Additional pension liability (net of $1 million tax)				1	1
Total Comprehensive Income					406
Purchase of Treasury Shares	4	(72)			(72)
Stock Options Exercised	(3)	44			42
Restricted Shares Issued		6	(7)		-
Restricted Shares Canceled		(4)	2		(1)
Dividends Paid					(55)
Amortization of Deferred Compensation			16		16
Reclassification and Other		14			2
Balance-October 2, 2004	17	(264)	(46)	(12)	4,292
Comprehensive Income:
Net income					372
Other comprehensive income (loss) net of tax of $11 million
Derivative loss recognized in cost of sales (net of $13 million tax)				21	21
Derivative unrealized loss (net of $0 tax)				(1)	(1)
Unrealized loss on investments (net of $(1) million)				(2)	(2)
Currency translation adjustment				23	23
Additional pension liability (net of $(1) million tax)				(1)	(1)
Total Comprehensive Income					412
Purchase of Treasury Shares	3	(45)			(45)
Stock Options Exercised	(3)	37			51
Restricted Shares Issued	(2)	38	(35)		3
Restricted Shares Canceled		(4)	1		(2)
Dividends Paid					(55)
Dividends Accrued					(13)
Amortization of Deferred Compensation			25		25
Other					3
Balance-October 1, 2005	15	$(238)	$(55)	$28	$4,671
See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended October 1, 2005
	in millions

	(Restated) 2005	2004	2003
Cash Flows From Operating Activities:
Net income	$372	$403	$337
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation	465	458	427
Amortization	36	32	31
Plant closing related charges	10	28	22
Impairment and write-down of assets	25	46	-
Deferred taxes	(93)	8	113
Other	(2)	4	36
(Increase) decrease in accounts receivable	24	67	(179)
(Increase) decrease in inventories	13	(65)	(78)
Increase in trade accounts payable	11	109	60
Net change in other current assets and liabilities	138	(158)	51
Cash Provided by Operating Activities	999	932	820
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(571)	(486)	(402)
Proceeds from sale of assets	47	27	30
Purchases of marketable securities	(543)	(99)	-
Proceeds from marketable securities	504	-	-
Net change in other assets and liabilities	2	(42)	11
Cash Used for Investing Activities	(561)	(600)	(361)
Cash Flows From Financing Activities:
Payments of debt, net	(720)	(242)	(387)
Proceeds from borrowings of debt	353	-	-
Purchase of treasury shares	(45)	(72)	(41)
Dividends	(55)	(55)	(54)
Stock options exercised and other	24	43	-
Cash Used for Financing Activities	(443)	(326)	(482)
Effect of Exchange Rate Change on Cash	12	2	(3)
Increase (Decrease) in Cash and Cash Equivalents	7	8	(26)
Cash and Cash Equivalents at Beginning of Year	33	25	51
Cash and Cash Equivalents at End of Year	$40	$33	$25
See accompanying notes.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement: In the fourth quarter of fiscal 2005, the Company recognized an actuarial gain resulting from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act allows for a possible subsidy to retirement health plan sponsors to help offset the costs of participant prescription drug benefits. In March 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Act.” In the fourth quarter of fiscal 2005, the Company concluded the prescription drug benefits included in its postretirement medical plan were actuarially equivalent to Medicare Part D under the Act. Included in a net actuarial loss of approximately $9 million related to the Company’s post-retirement health plan and in accordance with FASB Staff Position 106-2, the Company decreased its accumulated postretirement obligation and recognized an actuarial gain of approximately $55 million related to the present value of all future subsidies expected to be received and earned by plan participants as of October 1, 2005. FASB Staff Position 106-2 states that “In the periods in which the subsidy affects the employer’s accounting for the plan, it shall have no effect on any plan-related temporary difference accounted for under FASB Statement 109 because the subsidy is exempt from federal taxation.” However, the Company erroneously recorded non-recurring income tax expense related to the actuarial gain of approximately $19 million. The tax treatment of the actuarial gain reduced net income by $19 million or $0.05 per diluted share. The error was identified in January 2006.

The information contained in the financial statements and the notes thereto reflect only the adjustments described in this section of Note 1 and do not reflect events occurring after December 12, 2005, the date of our filing of our original 2005 Form 10-K, or modify or update those disclosures that have been affected by subsequent events.

The following statements reflect the changes from the Company’s previously issued financial statements for the fiscal year ending October 1, 2005.

TYSON FOODS, INC.

CONSOLIDATED STATEMENT OF INCOME

	For the fiscal year ended October 1, 2005
	in millions, except per share data

	As Originally
	Reported	Adjustments	Restated
Sales	$26,014	$-	$26,014
Cost of Sales	24,274		24,274
	1,740	-	1,740
Operating Expenses:
Selling, general and administrative	928		928
Other charges	47		47
Operating Income	765	-	765
Other Expense:
Interest	227		227
Other	10		10
	237	-	237

Income Before Income Taxes	528	-	528
Provision for Income Taxes	175	(19)	156
Net Income	$353	$19	$372

Weighted Average Shares Outstanding:
Class A Basic	243		243
Class B Basic	102		102
Diluted	357		357
Earnings Per Share:
Class A Basic	$1.05	$0.06	$1.11
Class B Basic	$0.95	$0.05	$1.00
Diluted	$0.99	$0.05	$1.04

TYSON FOODS, INC.

CONSOLIDATED BALANCE SHEET

	October 1, 2005
	in millions, except per share data

	As Originally
	Reported	Adjustments	Restated
Assets
Current Assets:
Cash and cash equivalents	$40	$-	$40
Accounts receivable, net	1,214		1,214
Inventories	2,062		2,062
Other current assets	169		169
Total Current Assets	3,485	-	3,485
Net Property, Plant and Equipment	4,007		4,007
Goodwill	2,502		2,502
Intangible Assets	142		142
Other Assets	368		368
Total Assets	$10,504	$-	$10,504

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$126	$-	$126
Trade accounts payable	961		961
Other current liabilities	1,070		1,070
Total Current Liabilities	2,157	-	2,157
Long-Term Debt	2,869		2,869
Deferred Income Taxes	657	(19)	638
Other Liabilities	169		169
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 268 million shares in 2005	27		27
Class B-authorized 900 million shares:
issued 102 million shares in 2005	10		10
Capital in excess of par value	1,867		1,867
Retained earnings	3,013	19	3,032
Accumulated other comprehensive income (loss)	28		28
	4,945	19	4,964
Less treasury stock, at cost-
15 million shares in 2005	238		238
Less unamortized deferred compensation	55		55
Total Shareholders’ Equity	4,652	19	4,671
Total Liabilities and Shareholders’ Equity	$10,504	$-	$10,504

TYSON FOODS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	For the fiscal year ended October 1, 2005
	in millions

	As Originally
	Reported	Adjustments	Restated
Balance – October 2, 2004	$4,292	$-	$4,292
Comprehensive Income:
Net income	353	19	372
Other comprehensive income, net of tax of $11 million	40	-	40
Total Comprehensive Income	393	19	412
Purchase of Treasury Shares	(45)		(45)
Stock Options Exercised	51		51
Restricted Shares Issued	3		3
Restricted Shares Canceled	(2)		(2)
Dividends Paid	(55)		(55)
Dividends Accrued	(13)		(13)
Amortization of Deferred Compensation	25		25
Other	3		3
Balance – October 1, 2005	$4,652	$19	$4,671

TYSON FOODS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the fiscal year ended October 1, 2005
	in millions

	As Originally
	Reported	Adjustments	Restated
Cash Flows From Operating Activities:
Net income	$353	$19	$372
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation	465		465
Amortization	36		36
Plant closing related charges	10		10
Impairment and write-down of assets	25		25
Deferred taxes	(74)	(19)	(93)
Other	(2)		(2)
(Increase) decrease in accounts receivable	24		24
(Increase) decrease in inventories	13		13
Increase in trade accounts payable	11		11
Net change in other current assets and liabilities	138		138
Cash Provided by Operating Activities	999	-	999
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(571)		(571)
Proceeds from sale of assets	47		47
Purchases of marketable securities	(543)		(543)
Proceeds from marketable securities	504		504
Net change in other assets and liabilities	2		2
Cash Used for Investing Activities	(561)	-	(561)
Cash Flows From Financing Activities:
Payments of debt, net	(720)		(720)
Proceeds from borrowings of debt	353		353
Purchase of treasury shares	(45)		(45)
Dividends	(55)		(55)
Stock options exercised and other	24		24
Cash Used for Financing Activities	(443)	-	(443)
Effect of Exchange Rate Change on Cash	12	-	12
Increase in Cash and Cash Equivalents	7	-	7
Cash and Cash Equivalents at Beginning of Year	33		33
Cash and Cash Equivalents at End of Year	$40	$-	$40

TYSON FOODS, INC.

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

	in millions, except per share data
	(Restated) 2005	2004	2003
Net income, as reported	$372	$403	$337
Stock-based employee compensation expense included in net
income, net of tax	16	10	10
Total stock-based employee compensation expense determined
under fair value based method for all awards, net of tax	(23)	(16)	(14)
Pro forma net income	$365	$397	$333

Earnings per share
As reported
Class A Basic	$1.11	$1.20	$1.00
Class B Basic	$1.00	$1.08	$0.90
Diluted	$1.04	$1.13	$0.96
Pro forma
Class A Basic	$1.09	$1.18	$0.99
Class B Basic	$0.98	$1.06	$0.89
Diluted	$1.02	$1.11	$0.95

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

TYSON FOODS, INC.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed. The Act allows a possible subsidy to retirement health plan sponsors to help offset the costs of participant prescription drug benefits. In March 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Act” (the Position). The Position was effective for interim or annual periods beginning after June 15, 2004. The Position allowed plan sponsors to recognize or defer recognizing the effects of the Act in its financial statements until specific accounting guidance for this federal subsidy was issued. In the fourth quarter of fiscal 2005, the Company concluded the prescription drug benefits included in its postretirement medical plan is actuarially equivalent to Medicare part D under the Act. In accordance with FASB Staff Position 106-2, the Company decreased its accumulated postretirement obligation and recognized an actuarial gain of approximately $55 million related to the present value of all future subsidies expected to be received. This gain was more than offset by actuarial losses primarily related to increased claims costs, resulting in a net actuarial loss of approximately $9 million from the Company’s postretirement health plan. Under the Act, the subsidy is not subject to federal income tax expense, resulting in a reduction in the Company’s effective tax rate by 3.6%, or approximately $19 million. It is the Company’s policy to fully recognize experience gains and losses of its postretirement plans in the year in which they occur. There was no effect on service or interest cost in the current period.

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

NOTE 17: INCOME TAXES

Detail of the provision for income taxes consists of:

	in millions
	(Restated) 2005	2004	2003
Federal	$118	$183	$156
State	16	12	10
Foreign	22	37	20
	$156	$232	$186
Current	$249	$224	$73
Deferred	(93)	8	113
	$156	$232	$186

The reasons for the difference between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	(Restated) 2005	2004	2003
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes	1.8	1.8	2.2
Extraterritorial income exclusion	(2.6)	(0.5)	(1.9)
Reduction of tax reserves	(4.1)	-	-
Medicare Part D Benefit	(3.6)	-	-
Repatriation of foreign earnings	4.2	-	-
Other	(1.2)	0.3	0.2
	29.5%	36.6%	35.5%

During the fourth quarter of fiscal 2005, the Company repatriated $404 million of foreign earnings invested outside the United States under the provisions of the American Jobs Creations Act. The total tax expense relating to the repatriation was $22 million, offset by $15 million relating to the reversal of certain international tax reserves no longer required due to the effects of the repatriation under the American Jobs Creation Act. The fiscal 2005 effective rate was reduced by 3.6% due to the federal income tax effect of the Medicare Part D subsidy since this income is not subject to federal income tax. Items included in Other are miscellaneous nondeductible expenses, general business credits and amounts relating to on-going examinations by taxing authorities.

TYSON FOODS, INC.

The fiscal 2005 effective rate was also reduced by 4.1% due to the reduction of income tax reserves management deemed were no longer required. The Company recorded a reduction to current income tax expense of $22 million relating to a change of estimate of reserves for years in which examinations by the Internal Revenue Service have been completed. Additional adjustments resulted in a reduction of goodwill of $27 million and an increase in capital in excess of par value of $25 million.

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

The tax effects of major items recorded as deferred tax assets and liabilities are:

			in millions
	(Restated) 2005		2004
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$-	$489	$4	$513
Suspended taxes from conversion
to accrual method	-	125	-	138
Intangible assets	9	25	31	24
Inventory	10	89	12	77
Accrued expenses	127	6	114	4
Net operating loss carryforwards	123	-	83	-
International items	-	65	18	104
All other	90	110	103	148
	$359	$909	$365	$1,008
Valuation allowance	$(102)		$(66)
Net deferred tax liability		$652		$709

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

NOTE 18: EARNINGS PER SHARE

The weighted average common shares used in the computation of basic and diluted earnings per share were as follows:

	in millions, except per share data
	(Restated) 2005	2004	2003
Numerator:
Net Income	$372	$403	$337
Less Dividends:
Class A ($0.16/share)	40	40	40
Class B ($0.14/share)	15	15	14
Undistributed earnings	317	348	283
Class A undistributed earnings	230	253	206
Class B undistributed earnings	87	95	77
Total undistributed earnings	$317	$348	$283
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	243	243	244
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	102	102	102
Effect of dilutive securities:
Stock options and restricted stock	12	12	6
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversions	357	357	352
Class A Basic earnings per share	$1.11	$1.20	$1.00
Class B Basic earnings per share	$1.00	$1.08	$0.90
Diluted earnings per share	$1.04	$1.13	$0.96

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

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)

in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	(Restated) Fourth Quarter
2005
Sales	$6,452	$6,359	$6,708	$6,495
Gross profit	363	422	526	429
Operating income	129	183	263	190
Net income	48	76	131	117
Class A basic earnings per share	$0.14	$0.23	$0.39	$0.35
Class B basic earnings per share	$0.13	$0.20	$0.35	$0.32
Diluted earnings per share	$0.14	$0.21	$0.36	$0.33
2004
Sales	$6,505	$6,153	$6,634	$7,149
Gross profit	394	485	550	462
Operating income	161	263	323	178
Net income	57	119	161	66
Class A basic earnings per share	$0.17	$0.35	$0.48	$0.20
Class B basic earnings per share	$0.15	$0.32	$0.43	$0.18
Diluted earnings per share	$0.16	$0.33	$0.45	$0.19

The fourth quarter of 2004 was a 14-week period, while the remaining quarters in the above table were 13-week periods.

First quarter fiscal 2005 gross profit included $12 million received in connection with vitamin antitrust litigation, and operating income included charges of $3 million related to the closing of a prepared foods facility. Additionally, net income included a gain of $8 million related to the sale of the Company’s remaining interest in Specialty Brands, Inc. Second quarter fiscal 2005 operating income included charges of $2 million related to the closings of poultry and prepared foods facilities. Third quarter fiscal 2005 operating income included charges of $33 million related to a legal settlement involving the Company’s live swine operations and $10 million related to the closings of poultry operations. Fourth quarter fiscal 2005 gross profit included $8 million related to hurricane losses and operating income includes $1 million in gains related to plant closings. Additionally, net income includes a non-recurring income tax net benefit of $15 million. The net benefit includes the reversal of tax reserves, partially offset by an income tax charge related to the repatriation of foreign income. Net income was also impacted by $19 million related to a tax-exempt actuarial gain of $55 million.

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

As discussed in Note 1 to the consolidated financial statements, the 2005 consolidated financial statements have been restated to correct an overstatement of the provision for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tyson Foods, Inc.'s internal control over financial reporting as of October 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2005, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is February 6, 2006, expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Ernst & Young LLP

Rogers, Arkansas

December 7, 2005, except for the “Restatement” section of Note 1 as to which the date is February 6, 2006

TYSON FOODS, INC.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Tyson Foods, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as restated), that Tyson Foods, Inc. did not maintain effective internal control over financial reporting as of October 1, 2005, because of the effect of the Company’s material weakness relating to the accounting for income taxes for unusual transactions, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyson Foods, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our report dated December 7, 2005, we expressed an unqualified opinion on management’s previous assessment that Tyson Foods, Inc. maintained effective internal control over financial reporting as of October 1, 2005 and an unqualified opinion that the company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2005, based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for income taxes for unusual transactions existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of October 1, 2005. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that Tyson Foods, Inc.’s internal control over financial reporting was not effective as of October 1, 2005. Accordingly, our present opinion on the effectiveness of Tyson Foods, Inc.’s internal control over financial reporting as of October 1, 2005, as expressed herein, is different from that expressed in our previous report.

TYSON FOODS, INC.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified as a material weakness in management’s assessment: In its assessment as of October 1, 2005, management identified a material weakness in Tyson Foods, Inc.’s accounting for income taxes for unusual transactions and as a result, concluded Tyson Foods, Inc.’s previously reported income tax expense had been overstated. The insufficient controls resulted in the restatement of Tyson Foods, Inc.’s consolidated financial statements as of October 1, 2005 and for the year then ended. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated December 7, 2005, except for the “Restatement” section of Note 1 as to which the date is February 6, 2006, on those consolidated financial statements (as restated).

In our opinion, management’s assessment that Tyson Foods, Inc. did not maintain effective internal control over financial reporting as of October 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Tyson Foods, Inc. has not maintained effective internal control over financial reporting as of October 1, 2005, based on the COSO criteria.

/s/ Ernst & Young LLP
Ernst & Young LLP

Rogers, Arkansas

December 7, 2005, except for effects of the material

weakness described in the sixth paragraph above
as to which the date is February 6, 2006

TYSON FOODS, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Interim Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of October 1, 2005, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports that the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission, due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes for unusual transactions, as described below.

The Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, was filed with the Securities and Exchange Commission on December 12, 2005. Subsequent to the filing of the Form 10-K, management identified an error in the Company’s income tax provision for the fourth quarter ended October 1, 2005, whereby the actuarial gain recorded in that quarter of $55 million related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was not considered a permanent difference in the Company’s income tax provision. As a result, the Company restated their 2005 financial statements, to reverse $19 million of income tax expense inappropriately recorded.

Changes in Internal Control Over Financial Reporting

Other than the matters described in this Item 9A, in the fourth quarter ending October 1, 2005, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management and the Audit Committee do not believe that these TdM deficiencies, individually or in the aggregate, had a material effect on the financial statements of the Company.

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

Based on this assessment, management identified one material weakness as of October 1, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The error in the income tax provision that resulted in the Company’s restatement of their 2005 financial statements, inappropriately recording $19 million of income tax expense associated with a federally tax-exempt retiree prescription drug benefit subsidy, was not identified by the Company’s existing controls over the manual income tax provision calculation. As a result, management has determined that a material weakness exists relative to the accounting for income taxes for unusual transactions. Although management concluded that the error was the result of unintentional oversight, the Company is in the process of designing and implementing improvements to its internal controls over financial reporting related to the manual income tax provision calculation to include quarterly meetings between the Company’s tax and accounting team members, and more formal communication between the two functions.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 1, 2005, has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm. Accordingly, Ernst & Young LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report appears on pages 80 to 81.

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

TYSON FOODS, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following restated documents are filed as a part of this report:
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

10.4

Amendment No. 5, dated as of August 10, 2005, to the Company’s Amended and Restated Receivables Transfer, dated as of August 16, 2002, as amended, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ended October 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

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

10.34

Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005 (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ended October 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

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

12.1	Calculation of Ratio of Earnings to Fixed Charges	97
21

Subsidiaries of the Company (previously filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the period ended October 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

23	Consent of Ernst & Young, LLP	98
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	99
31.2	Certification of Interim Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	100
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	101
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	102

TYSON FOODS, INC.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Dennis Leatherby	February 8, 2006
Dennis Leatherby
Senior Vice President, Finance
and Treasurer and Interim Chief
Financial Officer

TYSON FOODS, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard L. Bond Richard L. Bond	President and Chief Operating Officer	February 8, 2006
s/ Scott Ford Scott Ford	Director	February 8, 2006
/s/ Lloyd V. Hackley Lloyd V. Hackley	Director	February 8, 2006
/s/ Craig J. Hart Craig J. Hart	Senior Vice President, Controller and Chief Accounting Officer	February 8, 2006
/s/ Jim Kever Jim Kever	Director	February 8, 2006
/s/ Dennis Leatherby Dennis Leatherby	Senior Vice President, Finance and Treasurer and Interim Chief Financial Officer	February 8, 2006
/s/ Jo Ann R. Smith Jo Ann R. Smith	Director	February 8, 2006
/s/ Leland E. Tollett Leland E. Tollett	Director	February 8, 2006
/s/ Barbara A. Tyson Barbara A. Tyson	Director	February 8, 2006
/s/ Don Tyson Don Tyson	Director	February 8, 2006
/s/ John H. Tyson John H. Tyson	Chairman of the Board of Directors and Chief Executive Officer	February 8, 2006
/s/ Albert C. Zapanta Albert C. Zapanta	Director	February 8, 2006

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

TYSON FOODS, INC.

Exhibit pages 97 through 102 are not included; however, copies of these pages may be obtained for a fee to cover administrative costs by request to the corporate office.