Form 10-Q
period 2006-02-09
TYSON FOODS INC
filed 2006-02-09
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2005.

Class	Outstanding Shares
Class A common stock, $0.10 Par Value	253,259,143
Class B common stock, $0.10 Par Value	101,622,048

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	December 31,	January 1,
	2005	2005

Sales	$6,454	$6,452
Cost of Sales	6,106	6,089
	348	363

Selling, General and Administrative	234	231
Other Charges	-	3

Operating Income	114	129
Other (Income) Expense:
Interest	51	58
Other	3	(5)
	54	53

Income before Income Taxes	60	76
Provision for Income Taxes	21	28
Net Income	$39	$48

Weighted Average Shares Outstanding:
Class A Basic	243	242
Class B Basic	102	102
Diluted	358	356

Earnings Per Share:
Class A Basic	$0.12	$0.14
Class B Basic	$0.10	$0.13
Diluted	$0.11	$0.14

Cash Dividends Per Share:
Class A	$0.040	$0.040
Class B	$0.036	$0.036

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except per share data)

	(Unaudited) December 31, 2005	(Restated) October 1, 2005
Assets
Current Assets:
Cash and cash equivalents	$30	$40
Accounts receivable, net	1,254	1,214
Inventories	2,154	2,062
Other current assets	182	169
Total Current Assets	3,620	3,485
Net Property, Plant and Equipment	4,069	4,007
Goodwill	2,502	2,502
Intangible Assets	141	142
Other Assets	367	368
Total Assets	$10,699	$10,504

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$878	$126
Trade accounts payable	1,155	961
Other current liabilities	1,030	1,070
Total Current Liabilities	3,063	2,157
Long-Term Debt	2,110	2,869
Deferred Income Taxes	647	638
Other Liabilities	168	169
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 268 million shares at December 31, 2005,
and October 1, 2005	27	27
Class B-authorized 900 million shares:
issued 102 million shares at December 31, 2005,
and October 1, 2005	10	10
Capital in excess of par value	1,815	1,867
Retained earnings	3,057	3,032
Accumulated other comprehensive income	32	28
	4,941	4,964
Less treasury stock, at cost-
15 million shares at December 31, 2005,
and October 1, 2005	230	238
Less unamortized deferred compensation	-	55
Total Shareholders’ Equity	4,711	4,671
Total Liabilities and Shareholders’ Equity	$10,699	$10,504

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	December 31,	January 1,
	2005	2005
Cash Flows From Operating Activities:
Net income	$39	$48
Depreciation and amortization	125	126
Plant closing-related charges	-	3
Impairment and write-down of assets	2	-
Deferred income taxes and other	(51)	(54)
Net changes in working capital	68	299

Cash Provided by Operating Activities	183	422

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(189)	(110)
Proceeds from sale of assets	11	1
Proceeds from sale of investment	-	8
Purchases of marketable securities	(29)	(273)
Proceeds from marketable securities	32	278
Net changes in other assets and liabilities	5	5

Cash Used for Investing Activities	(170)	(91)

Cash Flows From Financing Activities:
Net change in debt	(7)	(292)
Purchases of treasury shares	(12)	(16)
Dividends	(14)	(14)
Stock options exercised and other	14	(1)

Cash Used for Financing Activities	(19)	(323)

Effect of Exchange Rate Change on Cash	(4)	-

Increase (Decrease) in Cash and Cash Equivalents	(10)	8

Cash and Cash Equivalents at Beginning of Period	40	33

Cash and Cash Equivalents at End of Period	$30	$41

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:	ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the Company), and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the management of the Company believes that the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the fiscal year ended October 1, 2005. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated condensed financial statements contain all adjustments, including normal recurring accruals, and adjustments related to plant closings as disclosed in Note 2, necessary to present fairly the financial position as of December 31, 2005, and the results of operations and cash flows for the three months ended December 31, 2005, and January 1, 2005. The results of operations and cash flows for the three months ended December 31, 2005, and January 1, 2005, are not necessarily indicative of the results to be expected for the full year.

During the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS No. 151) and Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). See Note 9 Stock-Based Compensation for discussion of the impact of the adoption of SFAS No. 123R. The adoption of SFAS No. 151 did not have a significant impact on the consolidated condensed financial statements.

CORRECTION OF AN ERROR

In the fourth quarter of fiscal 2005, the Company recognized an actuarial gain resulting from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act allows for a possible subsidy to retirement health plan sponsors to help offset the costs of participant prescription drug benefits. In March 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Act.” In the fourth quarter of fiscal 2005, the Company concluded the prescription drug benefits included in its postretirement medical plan were actuarially equivalent to Medicare Part D under the Act. Included in a net actuarial loss of approximately $9 million related to the Company’s post-retirement health plan and in accordance with FASB Staff Position 106-2, the Company decreased its accumulated postretirement obligation and recognized an actuarial gain of approximately $55 million related to the present value of all future subsidies expected to be received and earned by plan participants through October 1, 2005. FASB Staff Position 106-2 states that “In the periods in which the subsidy affects the employer’s accounting for the plan, it shall have no effect on any plan-related temporary difference accounted for under FASB Statement 109 because the subsidy is exempt from federal taxation.” However, the Company erroneously recorded non-recurring income tax expense related to the actuarial gain of approximately $19 million. The erroneous tax treatment of the actuarial gain reduced net income by $19 million or $0.05 per diluted share. The error was identified in January 2006. On January 30, 2006, the Company filed a Form 8-K disclosing the restatement and on February 8, 2006, the Company filed an amended Annual Report on Form 10-K/A for the fiscal year ended October 1, 2005 with the Securities and Exchange Commission.

INVESTMENTS

The Company has investments in marketable debt securities. As of December 31, 2005, $135 million were classified in other assets in the Consolidated Condensed Balance Sheets, with maturities ranging from one to 30 years. As of October 1, 2005, $5 million were due in one year or less and were classified in other current assets in the Consolidated Condensed Balance Sheets and $133 million were classified in other assets in the Consolidated Condensed Balance Sheets, with maturities ranging from one to 30 years. The Company has applied Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), and has determined that all of its marketable debt securities are to be classified as available-for-sale investments. These investments are reported at fair value based on quoted market prices as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value judged to be other than temporary are recorded on a net basis in other income. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143 (the Interpretation). Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), was issued in June 2001 and requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The associated asset costs are capitalized as part of the carrying amount of the long-lived asset. The Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for the end of fiscal years ending after December 15, 2005. The Company is currently in the process of evaluating any potential effects of the Interpretation but does not believe its adoption will have a material impact on its consolidated financial statements.

NOTE 2:	OTHER CHARGES

In the fourth quarter of fiscal 2002, the Company recorded $26 million of costs related to the restructuring of its live swine operations that consisted of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring, including lagoon and pit closure costs and employee termination benefits. In the fourth quarter of 2004, the Company recorded an additional reserve of $6 million related to lagoon and pit closure costs. These amounts were reflected in the Company’s Pork segment as a reduction of operating income and included in the Consolidated Condensed Statements of Income in other charges. The Company is accounting for the restructuring of its live swine operations in accordance with Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). In July 2005, the Company announced it agreed to settle a lawsuit which resulted from the restructuring of its live swine operations. The settlement resulted in the Company recording an additional $33 million of costs in the third quarter of fiscal 2005. As of December 31, 2005, $49 million in payments to former producers and $13 million of other related costs have been paid. No other material adjustments to the total accrual are anticipated at this time.

In July 2005, the Company announced its decision to make improvements to one of its Forest, Mississippi, facilities, which will include more product lines, enabling the plant to increase production of processed and marinated chicken. The Company also will improve the plant’s roofing, flooring and refrigeration systems. The improvements will be made at the former Choctaw Maid Farms location, which the Company acquired in the fourth quarter of fiscal 2003. When complete, the Company will close the Cleveland Street Forest, Mississippi, poultry operation and transfer production and employees to the newly upgraded facilities. The Company expects to complete the project by the end of the second quarter of fiscal 2006. The Cleveland Street Forest operation employed approximately 900 people. As a result of this decision, the Company recorded total costs of $9 million for estimated impairment charges in fiscal 2005. This amount was reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Condensed Statements of Income in other charges. The Company is accounting for the closing of the Cleveland Street Forest operation in accordance with SFAS No. 144 and Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). No other material adjustments to the total accrual are anticipated at this time.

In July 2005, the Company announced its decision to close its Bentonville, Arkansas, facility. The Bentonville operation employed approximately 320 people and produced raw and partially fried breaded chicken tenders, fillets, livers and gizzards. The plant ceased operations in November 2005. The production from this facility was transferred to the Company’s Russellville, Arkansas, poultry plant, where an expansion enabled the facility to absorb the Bentonville facility’s production. As a result of this decision, the Company recorded total costs of $1 million for estimated impairment charges and $1 million for employee termination benefits in fiscal 2005. These amounts were reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Condensed Statements of Income in other charges. The Company is accounting for the closing of the Bentonville operation in accordance with SFAS No. 144 and SFAS No. 146. Employee termination benefits paid in the first quarter of fiscal 2006 were not significant. No other material adjustments to the total accrual are anticipated at this time.

In December 2004, the Company announced its decision to close its Portland, Maine, facility. The Portland operation employed approximately 285 people and produced sliced meats and cooked roast beef. The plant ceased operations February 4, 2005, and production from this facility was transferred to other locations. As a result of the decision, the Company recorded total costs of $4 million ($3 million and $1 million in the first and second quarters, respectively, of fiscal 2005) that included $2 million of estimated impairment charges for assets to be disposed and $2 million of employee termination benefits. In the fourth quarter of fiscal 2005, the Company reversed approximately $1 million of closing related liabilities. In the first quarter of fiscal 2006, the Company reversed approximately $1 million related to employee termination benefits. These amounts were reflected in the Prepared Foods segment as a reduction of operating income and included in the Consolidated Condensed Statements of Income in other charges. The Company accounted for the closing of the Portland operation in accordance with SFAS No. 146 and SFAS No. 144. As of December 31, 2005, $1 million of employee termination benefits had been paid. No material adjustments to the total accrual are anticipated at this time.

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

The Company had derivative related balances of $85 million and $117 million recorded in other current assets at December 31, 2005, and October 1, 2005, respectively, and $76 million and $125 million in other current liabilities at December 31, 2005, and October 1, 2005, respectively.

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

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in shareholders’ equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. Ineffectiveness recorded related to the Company’s cash flow hedges was not significant during the three months ended December 31, 2005, and January 1, 2005.

Derivative products related to grain procurement, such as futures and option contracts that meet the criteria for SFAS No. 133 hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement. The Company applies SFAS No. 133 hedge accounting to derivative products related to grain procurement that are hedging physical grain contracts that have previously been purchased. The Company does not purchase derivative products related to grain procurement in excess of its physical grain consumption requirements. The Company’s grain procurement hedging activities are for the grain commodity purchase price only and do not hedge other components of grain cost such as basis differential and freight costs. The after tax losses, net of gains, recorded in other comprehensive income (loss) at December 31, 2005, related to cash flow hedges, were not significant. These losses will be recognized within the next 12 months. The Company generally does not hedge cash flows related to commodities beyond 12 months. Of these losses, the portion resulting from the Company’s open mark-to-market SFAS No. 133 hedge positions was an after tax gain of approximately $3 million as of December 31, 2005.

Fair value hedges: The Company designates certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter and natural gas for the operation of its plants. From time to time, the Company also enters into foreign currency forward contracts to hedge changes in fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies; however, the Company has not entered into any material contracts during the three months ended December 31, 2005, and January 1, 2005. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness recorded related to the Company’s fair value hedges was not significant during the three months ended December 31, 2005, and January 1, 2005.

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

Based on the Company’s evaluation of the grain markets, the Company has at times entered into a portion of its derivative products related to grain procurement prior to purchasing the physical grain contracts. The Company has not applied SFAS No. 133 hedge accounting treatment for these derivative positions. In connection with these risk management activities, the Company recognized pretax net gains of approximately $2 million in cost of sales for both of the three months ended December 31, 2005, and January 1, 2005, respectively.

Additionally, the Company enters into certain forward sales of boxed beef and pork at fixed prices and has positions in livestock futures to mitigate the market risk associated with these fixed price forward sales. The fixed price sales contract locks in the proceeds from a sale in the future, although, the cost of the livestock and the related boxed beef and pork market prices at the time of the sale will vary from this fixed price, creating market risk. Therefore, as fixed forward sales are entered into, the Company also enters into the appropriate number of livestock futures positions. The Company believes this is an effective economic hedge; however, the correlation does not qualify for SFAS No. 133 hedge accounting. Consequently, changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date even though the economic impact of the Company’s fixed sales price being above or below the market price is only realized at the time of sale. In connection with these livestock futures, the Company recorded net losses of $5 million for the three months ended December 31, 2005, which included an unrealized pretax gain on open mark-to-market futures positions of approximately $10 million as of December 31, 2005. For the three months ended January 1, 2005, the Company recorded net losses of $11 million.

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

	December 31,	October 1,
	2005	2005
Processed products	$1,258	$1,210
Livestock	566	537
Supplies and other	330	315
Total inventory	$2,154	$2,062

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	December 31,	October 1,
	2005	2005
Land	$113	$113
Buildings and leasehold improvements	2,348	2,339
Machinery and equipment	4,041	4,015
Land improvements and other	194	195
Buildings and equipment under construction	500	407
	7,196	7,069
Less accumulated depreciation	3,127	3,062
Net property, plant and equipment	$4,069	$4,007

NOTE 6:	OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	December 31,	October 1,
	2005	2005
Accrued salaries, wages and benefits	$277	$269
Self-insurance reserves	253	252
Income taxes payable	141	183
Other	359	366
Total other current liabilities	$1,030	$1,070

NOTE 7:	LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

		December 31,	October 1,
	Maturity	2005	2005

Revolving Credit Facility	2010	$-	$-
Senior notes and Notes
(rates ranging from 6.13% to 8.25%)	2006–2028	2,529	2,529
Term Loan (5.12% effective rate at 12/31/05 and
4.44% effective rate at 10/1/05)	2008	345	345
Accounts Receivable Securitization	2006, 2008	-	-
Institutional notes
(10.84% effective rate at 12/31/05 and 10/1/05)	2006	10	10
Leveraged equipment loans
(rates ranging from 4.67% to 5.99%)	2006–2009	57	64
Other	Various	47	47
Total debt		2,988	2,995
Less current debt		878	126
Total long-term debt		$2,110	$2,869

The revolving credit facility, senior notes, notes, term loan and accounts receivable securitization contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company was in compliance with all of such covenants at December 31, 2005.

The Company has an unsecured revolving credit facility totaling $1.0 billion that supports the Company’s commercial paper program, letters of credit and other short-term funding needs. The facility expires in September 2010. At December 31, 2005, the Company had outstanding letters of credit totaling approximately $215 million issued primarily in support of workers’ compensation insurance programs and derivative activities. There were no draw downs under these letters of credit at December 31, 2005. At December 31, 2005, and October 1, 2005, there were no amounts drawn under the revolving credit facilities; however, the outstanding letters of credit reduce the amount available under the revolving credit facilities.

At December 31, 2005, the Company had a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consisted of $375 million expiring in August 2006 and $375 million expiring in August 2008. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of the Company’s accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company. TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC’s equity holder. At December 31, 2005, and October 1, 2005, there were no amounts drawn under the receivables purchase agreement.

The Company guarantees debt of outside third parties, which include a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt range from two to eight years and the maximum potential amount of future payments as of December 31, 2005, was $88 million. The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $108 million, of which, approximately $25 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered to be probable. At December 31, 2005, and October 1, 2005, no liabilities for guarantees were recorded.

The Company has fully and unconditionally guaranteed $476 million of senior notes issued by Tyson Fresh Meats, Inc., a wholly-owned subsidiary of the Company. Additionally, the Company has fully and unconditionally guaranteed $345 million related to a term loan facility borrowed by Lakeside Farm Industries, Ltd., a wholly-owned subsidiary of the Company.

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

Wage and Hour/ Labor Matters:  In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of the Company's processing facilities. On May 9, 2002, a civil complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama, Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. The complaint alleges that the Company violated the overtime provisions of the federal Fair Labor Standards Act (FLSA) at the Company's chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor has indicated in discovery that the case seeks to require the Company to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, an additional amount in unspecified liquidated damages, and an injunction against future violations at that facility and all other chicken processing facilities operated by the Company. Discovery is in process. No trial date has been set. The matter had been stayed pending the outcome of two other similar matters involving the calculation of compensable time after the donning and doffing of certain personal protective clothing and equipment before the U.S. Supreme Court Alvarez, et al. v. IBP (Alvarez, see below) and Tum, et al. v. Barber Foods, Inc. (Tum). On November 8, 2005, the U.S. Supreme Court affirmed the Ninth Circuit decision in Alvarez and affirmed in part and reversed in part the First Circuit decision in Tum. On November 18, 2005, the Secretary of Labor filed a motion to lift the stay and set a status conference. A status conference is scheduled for March 16, 2006.

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the FLSA. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. To date, approximately 5,100 consents have been filed with the District Court. Plaintiff’s motion for conditional collective treatment and court-supervised notice to additional putative class members was denied on February 27, 2004. The plaintiffs refiled their motion for conditional collective treatment and court-supervised notice to additional putative class members on April 2, 2004, and the District Court has not ruled on this motion. Discovery is in process. The matter had been stayed pending the outcome of Alvarez and Tum. On November 8, 2005, the U.S. Supreme Court affirmed the Ninth Circuit decision in Alvarez and affirmed in part and reversed in part the First Circuit decision in Tum. On November 11, 2005, Plaintiffs filed a motion to lift the stay and to set a status conference with the District Court. The status conference was held on December 14, 2005 and the parties will now engage in further pretrial proceedings. No trial date has been set.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox in that the employees claim violations of the FLSA for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. There are approximately 560 additional current or former employees who have filed consents to join the lawsuit. The District Court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities. On July 17, 2002, the District Court granted the plaintiffs' motion to certify the state law claims. On September 23, 2002, the Third Circuit Court of Appeals agreed to hear the Company's petition to review the District Court's decision to certify the state law claims. On September 8, 2003, the Court of Appeals reversed the District Court’s certification of a class under the Pennsylvania Wage Payment & Collection Law, ruling those claims could not be pursued in federal court. The Court of Appeals further ruled the Company must reissue notice of its potential FLSA claims to approximately 2,170 employees who did not previously receive notice. The Court of Appeals remanded the matter to the District Court to proceed accordingly on September 30, 2003, and notice was reissued. The District Court had stayed the proceedings in this matter pending the outcome of Alvarez and Tum presently before the U.S. Supreme Court. On November 8, 2005, the U.S. Supreme Court affirmed the Ninth Circuit decision in Alvarez and affirmed in part and reversed in part the First Circuit decision in Tum. On November 9, 2005, Plaintiffs requested the stay be lifted and to set up a status conference. The status conference was held on December 2, 2005 and the parties will now engage in further pretrial proceedings. Further proceedings in the District Court are pending, and no trial date has been set.

In 1998, a lawsuit entitled Alvarez, et al. v. IBP (Alvarez) was filed in the U.S. District Court for the Eastern District of Washington against IBP (n/k/a Tyson Fresh Meats, Inc. or TFM) by employees of its Pasco, Washington beef slaughter and processing facility. Plaintiffs brought this action on behalf of themselves and TFM’s Pasco employees alleging violations of the Fair Labor Standards Act, 29 U.S.C. Sections 201-219; the Washington Minimum Wage Act, Revised Code of Washington (“RCW”) Chapter 49.46; the Industrial Welfare Act, RCW Chapter 49.12; the Wages-Reductions-Contributions Rebates Act, RCW Chapter 49.52; and related regulations. Eight hundred fifteen plaintiffs sought additional compensation principally for the time required to (1) don and doff protective clothing at the beginning and the end of the workday and at meal periods; (2) walk between lockers or other locations where protective clothing was stored or distributed and their workstations; and (3) wash protective clothing and other equipment items at the end of the work shift. Trial was held from September 27, 2000, until October 27, 2000. On September 14, 2001, the District Court entered its Findings of Fact and Conclusions of Law, which resulted in a $3.1 million judgment against TFM, comprising back wages, exemplary damages, and liquidated damages, with as yet no specified amount for prejudgment interest. On December 14, 2001, the District Court awarded an additional $2 million for attorney fees and costs. TFM filed a timely Notice of Appeal and Plaintiffs filed a timely notice of Cross-Appeal. On August 5, 2003, the Ninth Circuit Court of Appeals affirmed the District Court’s decision in part and reversed in part, and remanded the case to the District Court for recalculation of damages. If the ruling of the Court of Appeals is upheld in its entirety, TFM will have additional exposure in Alvarez of approximately $5 million. TFM filed a petition for rehearing by the panel of the Court of Appeals or, in the alternative, a rehearing en banc, which was denied on December 2, 2003. It also filed a petition to certify state law claims to the Washington Supreme Court which was denied on September 23, 2003. On December 5, 2003, TFM filed a Petition to Stay the Mandate stating it would file a Petition for Certiorari with the U.S. Supreme Court seeking the Court’s review of the Ninth Circuit’s adverse opinion. A Stay of the Mandate was ordered by the Ninth Circuit on December 10, 2003. A Petition for Certiorari was filed with the U.S. Supreme Court on February 26, 2004. On February 22, 2005, the U.S. Supreme Court granted certiorari on both the Alvarez and Tum petitions with respect to the calculation of compensable time after the donning and doffing of personal protective clothing and equipment. Oral argument was held before the U.S. Supreme Court, on October 3, 2005. On November 8, 2005, the U.S. Supreme Court affirmed the Ninth Circuit decision. The case was returned to the District Court for an entry of judgment consistent with the Ninth Circuit’s opinion. On December 20, 2005, the District Court entered an Amended Order of Judgment ($7,297,517 for damages, $41,817 for costs and $2,339,394 for attorney’s fees). On this same date the District Court approved a Stipulation and Order Regarding Distribution and Satisfaction of Amended Judgment.

On November 5, 2001, a follow-on lawsuit to Alvarez, entitled Maria Chavez, et al. v. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. (Chavez) was filed in the U.S. District Court for the Eastern District of Washington by employees of TFM’s Pasco, Washington beef slaughter, processing and hides facilities, again alleging violations of the FLSA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The Chavez lawsuit similarly alleges TFM and/or the Company required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing and equipment, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege the holdings in Alvarez support a claim of collateral estoppel and/or res judicata as to many of the issues raised in this litigation. Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but the District Court granted Plaintiff’s motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23 and notice was sent to potential state law claim class members. The state-law class contains approximately 3,900 class members, including approximately 1,200 on the federal claim. The trial was held from September 7, 2004, through October 4, 2004. The District Court issued its proposed findings of fact and conclusions of law on December 8, 2004. The parties provided the District Court with their objections to the proposed findings of fact and conclusions of law and submitted trial briefs on damages. The District Court heard oral arguments based upon the party’s objections and damages briefings March 29, 2005. The District Court then filed its final findings of facts and conclusions of law on the liability phase of the trial on May 18, 2005 and on the damages on June 28, 2005 and July 14, 2005. On July 20, 2005, judgment was entered for $11.4 million, exclusive of costs and attorney fees. Attorneys for the Chavez plaintiffs have indicated to the Company their intention to file a follow-on suit to Chavez for different potential claimants alleging similar violations to those raised in Chavez. A hearing on the award of attorney’s fees was held on October 31, 2005. On November 28, 2005, the District Court awarded the attorneys for the Chavez plaintiffs approximately $1.9 million in fees and expenses. On December 12, 2005, the District Court awarded additional costs of $19,651. On December 8, 2005, the Company filed a notice of appeal with the Ninth Circuit Court of Appeals. The Company’s opening brief is due on March 27, 2006.

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee. Ten current and former hourly employees of TFM's case-ready facility in Goodlettsville, Tennessee, filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming the defendants violated the overtime provisions of the FLSA. The suit alleges the defendants failed to pay employees for all hours worked from the plant's commencement of operations in April 2001. In particular, the suit alleges employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period. The suit also alleges the Company deducts 30 minutes per day from employees' paychecks regardless of whether employees obtain a full 30-minute period for their meal. Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs. On January 15, 2003, the Company filed an answer to the complaint denying any liability. On January 14, 2003, the named plaintiffs filed a motion for expedited court-supervised notice to prospective class members. The motion sought to conditionally certify a class of similarly situated employees at all of TFM's non-union facilities that were not previously made the subject of FLSA litigation. Plaintiffs then withdrew a request for conditional certification of similarly situated employees at all of TFM’s non-union facilities and rather sought to include all non-exempt employees who have worked at the Goodlettsville facility since its opening. On June 9, 2003, the Company filed a Motion for Summary Judgment seeking the applicability of the injunction entered by the U.S. District Court for the District of Kansas and affirmed by the U.S. Court of Appeals for the Tenth Circuit (Metzler v. IBP, inc. 127 F. 3rd 959, 10th Cir. 1997), which the Company contends has a preclusive effect as to plaintiffs’ claims based on pre- and post-shift activities. The plaintiffs conducted discovery limited to that issue and responded to said Motion on June 18, 2004. The Company filed its reply on July 2, 2004. On October 12, 2004, the District Court denied the Company’s motion for summary judgment. On November 17, 2003, the District Court conditionally certified a collective action composed of similarly situated current and former employees at the Goodlettsville facility based upon clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001. Class Notices to approximately 4,500 prospective class members were mailed on January 21, 2004. Approximately 525 current and former employees opted into the class. The District Court stayed discovery on November 8, 2004, and administratively closed the action January 21, 2005, pending the U.S. Supreme Court’s determinations in Alvarez and Tum. On November 8, 2005, the U.S. Supreme Court affirmed the Ninth Circuit decision in Alvarez and affirmed in part and reversed in part the First Circuit decision in Tum. The District Court vacated the stay and reopened the case on November 16, 2005. A case management conference was held on December 21, 2005. A second class notice will likely be sent to putative class members who worked at the Goodlettsville facility after the first notice expired. Discovery will conclude on December 31, 2006, after which the District Court will hold a status conference to discuss the need for dispositive motions and trial.

Securities Matters:  Between June 22 and July 20, 2001, various plaintiffs commenced actions (the Delaware Federal Actions) against the Company, Don Tyson, John Tyson and Les Baledge in the U.S. District Court for the District of Delaware, seeking monetary damages on behalf of a purported class of those who sold IBP, inc. (IBP) stock from March 29, 2001, when the Company announced its intention to terminate its merger agreement with IBP, through June 15, 2001, when a Delaware state court rendered its Post-Trial Opinion ordering the merger to proceed. Plaintiffs in the various actions alleged the defendants violated federal securities laws by making, causing or allowing to be made, certain allegedly false and misleading statements in a March 29, 2001, press release issued in connection with the Company's attempted termination of the merger agreement. The plaintiffs alleged that, as a result of the defendants' alleged conduct, purported class members were harmed by an alleged artificial deflation in the price of IBP’s stock during the proposed class period. The various actions were subsequently consolidated under the caption In re Tyson Foods, Inc. Securities Litigation and, on December 4, 2001, the plaintiffs in the consolidated action filed a Consolidated Class Action Complaint. On January 22, 2002, the defendants filed a motion to dismiss the consolidated complaint. By memorandum order dated October 23, 2002, the District Court granted in part and denied in part the defendants' motion to dismiss. On October 6, 2003, the District Court certified a class consisting of those who purchased IBP securities on or before March 29, 2001, and subsequently sold such securities from March 30 through June 15, 2001, inclusive, and sustained damages as a result of such transaction. Following the conclusion of discovery in the case, plaintiffs and defendants each filed motions for summary judgment. On June 17, 2004, the District Court rendered an opinion in favor of defendants and against plaintiffs on all of plaintiffs’ claims, and entered an order to that effect. On June 28, 2004, defendants filed a motion requesting the District Court to modify its order to include judgment in defendants’ favor against the class and on July 30, 2004, the District Court entered such an order. On August 6, 2004, plaintiffs filed a Notice of Appeal. Plaintiffs filed their brief on the appeal on December 8, 2004. Defendants filed their response on January 24, 2005. Plaintiffs filed their reply brief on February 24, 2005. Oral arguments on the appeal were heard by the Court of Appeals September 13, 2005 and on November 9, 2005, the Court of Appeals affirmed the decision of the District Court. On November 23, 2005, plaintiffs filed a petition for rehearing with the Court of Appeals. The Court of Appeals denied the petition on December 21, 2005.

General Matters:  In July 1996, certain cattle producers filed Henry Lee Pickett, et al. v. IBP, inc. in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleged TFM used its market power and alleged "captive supply" agreements to reduce the prices paid by TFM on purchases of cattle in the cash market in alleged violation of the Packers and Stockyards Act (PSA).  Plaintiffs sought injunctive and declaratory relief, as well as actual and punitive damages. Plaintiffs submitted an amended expert report on November 19, 2003, showing alleged damages on all cash market purchases by TFM of approximately $2.1 billion.  Trial of this matter began on January 12, 2004, and concluded on February 10, 2004. On February 17, 2004, a jury returned a verdict against TFM on liability and gave an “advisory” verdict on damages that estimated the impact on the cash market (i.e., a group larger than the class) to be $1.28 billion. On February 25, 2004, TFM filed a renewed motion requesting the District Court to enter a judgment as a matter of law (JMOL) for TFM. On March 1, 2004, the plaintiffs filed motions asking the District Court to enter the $1.28 billion advisory verdict as an award of damages to the plaintiffs and requesting prejudgment interest. On March 22, 2004, the District Court denied the plaintiff’s motions for entry of a damages award. On April 23, 2004, the District Court granted TFM’s JMOL motion, and held (i) TFM had legitimate business reasons for using “captive supplies,” (ii) there was “no evidence before the Court to suggest that [TFM’s] conduct is illegal,” and (iii) “plaintiffs failed to present evidence at trial to sustain their burden with respect to liability and damages.” The plaintiffs appealed the District Court’s entry of judgment in favor of TFM to the 11th Circuit Court of Appeals, and the Circuit Court issued an opinion on August 16, 2005 affirming the District Court’s judgment. The plaintiffs requested an en banc hearing in front of the entire 11th Circuit Court of Appeals, and this request was denied. On January 4, 2006, the plaintiffs filed a petition with the United States Supreme Court seeking an appeal to the Supreme Court.

NOTE 9:	STOCK-BASED COMPENSATION

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). The pronouncement requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares, in the financial statements based on the fair value at the date of the grant. In the first quarter of fiscal 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under the modified prospective method, compensation cost will be recognized for all share-based payments granted after the adoption of SFAS No. 123R and for all awards granted to employees prior to the adoption date of SFAS No. 123R that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its employee stock compensation plans. Accordingly, no compensation expense was recognized for its stock option issuances as stock options are issued with an exercise price equal to the closing price at the date of grant. The Company also issues restricted stock and records the fair value of such awards as deferred compensation amortized over the vesting period. Had compensation expense for the employee stock compensation plans been determined based on the fair value method of accounting for the Company’s stock compensation plans according to Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” the tax-effected impact would be as follows (in millions, except per share data):

Three Months Ended
January 1, 2005

Net income as reported	$48
Stock-based employee compensation expense
included in net income, net of tax	3
Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of tax	(4)
Pro forma net income	$47
Earnings per share
As reported
Class A Basic	$0.14
Class B Basic	0.13
Diluted	0.14
Pro forma
Class A Basic	0.14
Class B Basic	0.12
Diluted	$0.13

The Company issues shares under its stock-based compensation plans by issuing Class A common stock from treasury. The total number of shares available for future grant under the Incentive Plan was 12,422,823 at December 31, 2005.

Stock Options

Shareholders approved the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) in January 2001. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Incentive Plan includes provisions for granting incentive stock options for shares of Class A stock at a price not less than the fair market value at the date of grant. Nonqualified stock options may be granted at a price equal to, less than or more than the fair market value of Class A stock on the date the option is granted.  Stock options under the Incentive Plan generally become exercisable ratably over two to five years from the date of grant and must be exercised within 10 years from the date of grant. The Company’s policy is to recognize compensation expense on a straight line basis over the requisite service period for the entire award.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares Under	Exercise Price	Contractual	Value
	Option	Per Share	Life (in Years)	(in millions)
Outstanding, October 1, 2005	17,343,294	$12.93
Exercised	(858,337)	11.50
Canceled	(160,977)	14.22
Granted	3,695,728	16.35
Outstanding, December 31, 2005	20,019,708	13.61	6.6	$72

Exercisable, December 31, 2005	8,827,866	$12.51	4.2	$42

The weighted-average grant-date fair value of options granted during the first quarter of fiscal year 2006 was $6.86. No options were granted during the first quarter of fiscal 2005. The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model for grants awarded prior to October 1, 2005, and a binomial lattice method for grants awarded subsequent to October 1, 2005. The change to the binomial lattice method was made to better reflect the exercise behavior of top management. The Company uses historical volatility for a period of time that is comparable to the expected life of the option to determine volatility assumptions. Risk free interest rates are based on the five year Treasury bond rate. Weighted average assumptions used in the fair value calculation are outlined in the following table.

Three Months Ended
December 31, 2005
Weighted average expected lives for options valued with Black-Scholes	6.0 years
Weighted average risk-free interest rate	3.72%
Range of risk-free interest rates	2.6-4.8%
Weighted average expected volatility	37.76%
Range of expected volatility	35.2-40.1%
Expected dividend yield	1.24%

The Company recognized stock-based compensation expense related to stock options, net of income taxes, of $2 million during the first quarter of fiscal 2006, with a $1 million related tax benefit. The fair value of options vested during the first quarter of fiscal 2006 was $2 million.

The Company received cash of $11 million from the exercise of stock options in the first quarter of fiscal 2006. The related tax benefit realized from stock options exercised during the first quarter of fiscal 2006 was $2 million. The total intrinsic value of options exercised during the first quarter of fiscal 2006 was $4 million. Prior to the adoption of SFAS No. 123R, the Company classified the tax benefits of deductions resulting from the exercise of stock options as cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows. SFAS No. 123R requires cash flows from the excess tax benefits the Company realizes on the exercise of stock options to be classified as financing cash flows. In the first quarter of fiscal 2006 the Company did not realize excess tax benefits from the exercise of stock options. As of December 31, 2005, the Company had $42 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted-average period of 2.9 years.

Restricted Stock

The Company issues restricted stock at the market value as of the date of grant, with restrictions expiring over periods through July 1, 2020. The unearned portion of the restricted stock is classified on the Consolidated Condensed Balance Sheets as unamortized deferred compensation in shareholders’ equity. Unearned compensation is amortized over the vesting period for the particular grant using a straight-line method.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of	Grant-Date Fair	Contractual	Value
	Shares	Value Per Share	Life (in Years)	(in millions)
Nonvested, October 1, 2005	9,126,656	$12.42
Granted	303,549	17.52
Dividends	22,000	16.78
Vested	(91,612)	11.94
Forfeited	(85,543)	13.79
Nonvested, December 31, 2005	9,275,050	12.58	2.0	$159

As of December 31, 2005, the Company had $53 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted-average period of 2.0 years.

The Company recognized stock-based compensation expense related to restricted stock, net of income taxes, of $4 million during the first quarter of fiscal 2006, with a related tax benefit of $2 million.

NOTE 10:	DEFERRED COMPENSATION

In July 2003, the Compensation Committee authorized the Company to award performance-based shares of the Company’s Class A stock to certain senior executive officers on the first business day of each of the Company’s 2004, 2005 and 2006 fiscal years having an initial maximum aggregate value of $4 million on the date of each award. In August 2005 and September 2004, the Compensation Committee authorized the expansion of the fiscal 2006 and fiscal 2005 awards to include additional senior officers. The expansions increased the initial maximum aggregate value by $3 million and $2 million for the 2006 and 2005 grants, respectively. The vesting of the performance-based shares for the 2004 and 2005 awards is over three years, and the vesting of the 2006 award is over two and one-half to three years (the Vesting Period), each award being subject to the attainment of Company goals determined by the Compensation Committee prior to the date of the award. The Company reviews progress towards the attainment of Company goals each quarter during the Vesting Period to determine the appropriate adjustment to the deferred compensation liability for the anticipated vesting of the shares. The attainment of Company goals can be finally determined only at the end of the Vesting Period. If the shares vest, the ultimate cost to the Company will be equal to the Class A stock price on the date the shares vest times the number of shares awarded. In the first quarter of fiscal 2006, the Company began accounting for performance-based shares in accordance with SFAS No. 123R. Total expenses recorded under SFAS No. 123R related to performance-based shares were not significant in the first quarter of fiscal 2006.

NOTE 11:	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for the pension and other postretirement benefit plans that were recognized in the Consolidated Condensed Statements of Income were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005
Service cost	$2	$2	$-	$-
Interest cost	2	1	1	1
Expected return on plan assets	(2)	(1)	-	-
Net periodic benefit cost	$2	$2	$1	$1

NOTE 12:	INCOME TAXES

The effective tax rate for the first quarter of fiscal 2006 was 34.9%, as compared to 36.6% for the first quarter of fiscal 2005. The effective rate for the first quarter of fiscal 2006 was reduced by such items as the ETI benefit, domestic production deduction and general business credits, and was increased by certain nondeductible expense items. On October 11, 2004, the Senate passed the American Jobs Creation Act of 2004 (the AJC Act), which was signed into law by the President on October 22, 2004. This new law provides for the repeal of the ETI deduction and the replacement with a domestic production deduction. The phase out of the ETI deduction for fiscal 2006 will allow the Company to take 80% of the prior law deduction for the first quarter of fiscal 2006 and 60% of the prior law deduction for the remainder of the year. In addition, the Company’s production income qualifies for the domestic production deduction which was applicable to the Company beginning with the first quarter of fiscal 2006. This provision will be phased in from fiscal 2006 through fiscal 2011 and provides for a deduction of between 3% and 9% of qualifying domestic production income over that period. For fiscal 2006 the deduction will be 3% of qualified income.

NOTE 13:	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 31,	January 1,
	2005	2005

Numerator:
Net income	$39	$48
Less Dividends:
Class A ($0.040/share/quarter)	10	10
Class B ($0.036/share/quarter)	4	4
Undistributed earnings	$25	$34

Class A undistributed earnings	18	25
Class B undistributed earnings	7	9
Total undistributed earnings	$25	$34

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	243	242
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	102	102
Effect of dilutive securities:
Stock options and restricted stock	13	12
Denominator for diluted earnings per
share – adjusted weighted average
shares and assumed conversions	358	356

Class A Basic earnings per share	$0.12	$0.14
Class B Basic earnings per share	$0.10	$0.13
Diluted earnings per share	$0.11	$0.14

Approximately nine million and two million of the Company’s option shares were antidilutive at December 31, 2005, and January 1, 2005, respectively. These shares were not included in the dilutive earnings per share calculation.

NOTE 14:	COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended
	December 31,	January 1,
	2005	2005

Net income	$39	$48
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(2)	10
Derivative gain	4	-
Derivative loss reclassified to income statement	2	16
Total comprehensive income	$43	$74

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended
	December 31,	January 1,
	2005	2005
Income tax expense:
Derivative gain	$(2)	$-
Derivative loss reclassified to income statement	(1)	(10)
Total income tax expense	$(3)	$(10)

NOTE 15:	SEGMENT REPORTING

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

Other segment includes the logistics group and other corporate activities not identified with specific protein groups.

Information on segments and a reconciliation to income before taxes on income are as follows, (in millions):

	Three Months Ended
	December 31,	January 1,
	2005	2005
Sales:
Chicken	$2,036	$2,066
Beef	2,918	2,795
Pork	792	845
Prepared Foods	693	733
Other	15	13
Total Sales	$6,454	$6,452

Operating Income:
Chicken	$123	$104
Beef	(64)	(16)	(a)
Pork	11	15	(b)
Prepared Foods	24	12	(c)
Other	20	14
Total Operating Income	114	129

Other Expense	54	53	(d)

Income before Income Taxes	$60	$76

a.	Includes $10 million of pretax gains related to vitamin antitrust litigation.
b.	Includes $2 million of pretax gains related to vitamin antitrust litigation.
c.	Includes $3 million of pretax charges primarily related to the closing of the Portland, Maine, facility.
d.	Includes $8 million of pretax gains related to the sale of the Company’s remaining interest in Specialty Brands, Inc.

The Beef segment had sales of $18 million and $19 million in the first quarter of fiscal years 2006 and 2005, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $119 million and $145 million in the first quarter of fiscal years 2006 and 2005, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

NOTE 16:	SUBSEQUENT EVENTS

In January 2006, the Company announced it will discontinue two processed meats facilities in northeast Iowa. The Independence and Oelwein plants, which produce chopped ham and sliced luncheon meats, will close effective March 17, 2006. Combined, these two facilities employ approximately 400 employees. Equipment from the facilities will be removed and either sold or used at other Tyson locations, while the plants and related property will be offered for sale. In accordance with SFAS No. 144 and SFAS No. 146, the Company estimates it will incur approximately $16 million of charges related to closing these facilities in the second quarter of fiscal 2006. These charges include estimated impairment charges and employee termination benefits and will result in a reduction of operating income in the Prepared Foods segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Tyson Foods is the world’s largest protein company and the second largest publicly traded food company in the Fortune 500 with one of the most recognized brand names in the food industry. Tyson produces, distributes and markets chicken, beef, pork, prepared foods and related allied products. The Company’s primary operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors that influence the Company’s business are customer demand for the Company’s products, the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace, accessibility of international markets, market prices for the Company’s chicken, beef and pork products, the cost of live cattle and hogs, raw materials and grain and operating efficiencies of the Company’s facilities.

Earnings for the first quarter of fiscal 2006 were $39 million, or $0.11 per diluted share, compared to $48 million, or $0.14 per diluted share, for the first quarter of fiscal 2005. Pretax earnings for the first quarter of fiscal 2005 included $12 million received in connection with vitamin antitrust litigation, a gain of $8 million from the sale of the Company’s remaining interest in Specialty Brands, Inc. and $3 million of costs related to a prepared foods plant closing.

Operations for the first quarter of fiscal 2006 benefited from decreased grain costs in the Chicken segment and lower raw material costs in the Prepared Foods segment. Additionally, losses from the Company’s commodity risk management activities related to grain purchases were less than $1 million in the first quarter of fiscal 2006, as compared to losses of $23 million recorded in the same period last year. First quarter fiscal 2006 earnings were negatively impacted by the Company’s Beef segment operating loss, primarily due to difficult industry market conditions both domestically and in Canada, as the higher average sales prices were more than offset by higher live cattle costs and increased freight expense. Additionally, operating income was negatively impacted by higher energy costs in each of the protein segments.

Outlook

The Company anticipates challenging conditions for the Chicken segment, primarily due to international demand and domestic supply issues. The Company expects further operating losses from its Beef segment in the second quarter of fiscal 2006 as it continues to face difficult operating conditions, primarily resulting from limited live cattle supplies and export market disruptions. Based on these factors, the Company anticipates a net loss in the second quarter of 2006. However, due to increased seasonal demand and more domestic cattle available for processing, the Company expects improved operating results in the third and fourth quarters of fiscal 2006. The Company expects the Pork and Prepared Foods operating results in the second quarter of fiscal 2006 to be consistent with the first quarter.

Although the Company expects various operating difficulties in fiscal 2006, it will continue to focus on the three primary elements of the Company’s strategy. The first element of the strategy is to continue to increase the sales mix of value-added products. The second element of the strategy is to continue to improve operating efficiencies. And the third element of the strategy is to expand its presence in international markets.

In January 2006, the Company announced it will discontinue operations at two processed meats facilities in northeast Iowa. The Independence and Oelwein plants, which produce chopped ham and sliced luncheon meats, will close effective March 17, 2006. Combined, these two facilities employ approximately 400 employees. Equipment from the facilities will be removed and either sold or used at other Tyson locations, while the plants and related property will be offered for sale. In accordance with SFAS No. 144 and SFAS No. 146, the Company estimates it will incur approximately $16 million of charges related to closing these facilities in the second quarter of fiscal 2006. These charges include estimated impairment charges and employee termination benefits and will result in a reduction of operating income in the Prepared Foods segment.

First Quarter of Fiscal 2006 vs. First Quarter of Fiscal 2005

Sales increased $2 million compared to the same period last year, with a 0.3% increase in volume and a 0.2% decrease in average sales price. The increase in sales was primarily due to increased sales in the Company’s Beef segment, primarily resulting from higher average sales prices. This increase was offset by reduced sales in the Chicken, Pork and Prepared Foods segments, due primarily to lower average sales prices.

Cost of sales increased $17 million. As a percent of sales, cost of sales increased from 94.4% to 94.6%. This increase was due primarily to higher live costs in the Beef segment and higher energy costs in all protein segments of approximately $68 million as compared to the same period last year. These increases were partially offset by decreased grain costs and improvements in commodity risk management activities related to grain purchases in the Chicken segment, as well as lower live costs in the Pork segment and lower raw material costs in the Prepared Foods segment.

Selling, general and administrative expenses increased $3 million or 1.3%. As a percent of sales, selling, general and administrative expenses remained constant at 3.6%. The increase was primarily due to increased personnel-related costs, partially offset by a decrease in corporate advertising expenses and sales promotion expenses.

Interest expense decreased $7 million or 12.1%, primarily resulting from a 8.7% decrease in the Company’s average daily indebtedness.

Other income and expense declined by $8 million. The decline is primarily due to the $8 million gain on the sale of the Company’s remaining interest in Specialty Brands, Inc. recorded in the first quarter of fiscal 2005.

The effective tax rate for the first quarter of fiscal 2006 was 34.9%, compared to 36.6% in the first quarter of fiscal 2005. The effective tax rate for the first quarter of fiscal 2006 was reduced by such items as the ETI benefit, domestic production deduction, and general business credits, and was increased by certain nondeductible expense items. The American Jobs Creation Act of 2004 (the AJC Act) provides for the repeal of the ETI deduction and the replacement with a domestic production deduction. The phase out of the ETI deduction for fiscal 2006 allows the Company to take 80% of the prior law deduction for the first quarter of fiscal 2006. The Company qualifies for a domestic production deduction equal to 3% of qualifying domestic production income for the first quarter of fiscal 2006.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). The pronouncement requires companies to measure and recognize compensation expense for all share-based payments. In the first quarter of fiscal 2006, the Company adopted SFAS No. 123R and recognized compensation expense of $2 million, net of tax, related to stock options.

Segment Results

Information on segments is as follows (in millions):

	Three Months Ended
	Sales December 31, 2005	Sales January 1, 2005	Sales Change	Volume Change	Average Sales Price Change
Chicken	$2,036	$2,066	$(30)	0.2%	(1.7)%
Beef	2,918	2,795	123	0.4%	4.0%
Pork	792	845	(53)	1.5%	(7.7)%
Prepared Foods	693	733	(40)	(2.4)%	(3.1)%
Other	15	13	2	n/a	n/a
Total	$6,454	$6,452	$2	0.3%	(0.2)%

	Three Months Ended
	Operating Income (Loss) December 31, 2005	Operating Income (Loss) January 1, 2005	Operating Income (Loss) Change	Operating Margin December 31, 2005	Operating Margin January 1, 2005
Chicken	$123	$104	$19	6.0%	5.0%
Beef	(64)	(16)	(48)	(2.2)%	(0.6)%
Pork	11	15	(4)	1.4%	1.8%
Prepared Foods	24	12	12	3.5%	1.6%
Other	20	14	6	n/a	n/a
Total	$114	$129	$(15)	1.8%	2.0%

Chicken segment operating income increased $19 million as compared to the same period last year. Operating income was positively impacted by decreased grain costs of approximately $14 million as compared to the same period last year. Additionally, the impact resulting from the Company’s commodity risk management activities related to grain purchases was less than $1 million in the first quarter of fiscal 2006, as compared to a loss of $23 million recorded in the same period last year. First quarter fiscal 2006 operating income was negatively impacted by higher energy costs and decreased margins at the Company’s operations in Mexico. Chicken segment sales decreased 1.5% in the first quarter of fiscal 2006 as compared to the same period last year. The decrease in sales was due to lower average sales prices.

Beef segment first quarter fiscal 2006 operating income decreased $38 million, excluding $10 million received in the first quarter of fiscal 2005 in connection with vitamin antitrust litigation. The decrease in operating income was due primarily to decreased volumes and margins at the Company’s Lakeside operation in Canada, due in part to the labor strike occurring in the first quarter of fiscal 2006. Additionally, operating income was negatively impacted by higher operating costs per head. Beef segment sales increased 4.4% in the first quarter of fiscal 2006 as compared to the same period last year. The increase in sales was due primarily to higher average sales prices of approximately 4.0%. Sales and operating income for the three months ended December 31, 2005 and January 1, 2005, were negatively impacted by $3 million and $14 million, respectively, from net losses related to open mark-to-market futures positions from the Company’s on-going commodity risk management activities related to it fixed forward boxed beef sales.

Pork segment first quarter fiscal 2006 operating income decreased $2 million, excluding $2 million received in the first quarter of fiscal 2005 in connection with vitamin antitrust litigation. Operating income was negatively impacted by decreased average sales prices and higher operating costs per head, partially offset by lower live costs and increased sales volumes. Pork segment sales decreased 6.3% in the first quarter of fiscal 2006 as compared to the same period last year. The decrease in sales was due primarily to lower average sales prices, partially offset by increased sales volumes.

Prepared Foods segment operating income increased $9 million as compared to the same period last year, excluding plant closing related accruals of $3 million recorded in the first quarter of fiscal 2005. The increase in operating income was due primarily to decreased raw material costs and product mix improvements. Prepared Foods segment sales decreased 5.5% in the first quarter of fiscal 2006 as compared to the same period last year. The decrease in sales was due primarily to lower average sales prices and decreased sales volumes, partially due to the rationalization of lower margin product lines.

FINANCIAL CONDITION

For the three months ended December 31, 2005, net cash totaling $183 million was provided by operating activities, a decrease of $239 million from the same period last year. The decrease in cash provided by operating activities was primarily due to a net change in the working capital effect of $231 million and a decrease in net income of $9 million. The change in working capital was primarily due to changes in the accounts receivable, inventory and accounts payable balances during this quarter as compared to the same quarter of the prior year. The Company used cash primarily from operations to fund $189 million of property, plant and equipment additions, to pay dividends of $14 million, to repurchase $12 million of the Company’s Class A common stock in the open market and to pay down debt by $7 million. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities. Capital spending for fiscal 2006 is expected to be approximately $600-$650 million. This reflects additional spending for a third fully dedicated case-ready plant, new facilities at its Corporate Center that will include a new office tower, expanded product development kitchens and a new pilot production plant. The new facilities will also provide space for the consumer insights group and make provisions for team member development activities and a variety of other projects that will increase automation and support value-added product growth. The Company continues to evaluate potential international and domestic growth opportunities.

Working capital was $557 million at December 31, 2005, and $1.3 billion at October 1, 2005, a decrease of $771 million. The decrease in working capital was due primarily to $750 million of debt becoming current in the first quarter of fiscal 2006, as it matures October 2006. The Company is currently evaluating its options regarding this upcoming maturity. The current ratio at December 31, 2005, and October 1, 2005, was 1.2 to 1 and 1.6 to 1, respectively. At December 31, 2005, total debt was 38.8% of total capitalization compared to 39.1% at October 1, 2005.

Total debt at December 31, 2005, was $3.0 billion, a decrease of $7 million from October 1, 2005. The Company has an unsecured revolving credit facility totaling $1.0 billion that supports the Company’s commercial paper program. The $1.0 billion facility expires in September 2010. Additionally, at December 31, 2005, the Company had a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consisted of $375 million expiring August 2006 and $375 million expiring in August 2008. At December 31, 2005 and October 1, 2005, there were no amounts drawn under the receivables purchase agreement. Outstanding debt at December 31, 2005, consisted of $2.5 billion of debt securities, a $345 million term loan and other indebtedness of $114 million. The Company plans to use excess cash or short-term borrowings to either pay down or replace the $117 million portion of its debt that is due in fiscal 2006.

The revolving credit facility, senior notes, notes, term loan and accounts receivable securitization contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company was in compliance with all of its covenants at December 31, 2005.

The Company’s foreseeable cash needs for operations and capital expenditures are expected to be met primarily through cash flows provided by operating activities. Additionally, at December 31, 2005, the Company had unused borrowing capacity of $1.5 billion, consisting of $785 million available under its $1.0 billion unsecured revolving credit agreement and $750 million under its accounts receivable securitization.

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

Marketing and advertising costs The Company incurs advertising, retailer incentive and consumer incentive costs to promote its products through its marketing programs. These programs include cooperative advertising, volume discounts, in-store display incentives, coupons and other programs. The recognition of the costs related to these programs requires management judgment in estimating the potential performance and redemption of each program. These estimates are based on many factors, including historical experience of similar promotional programs. Actual expenses may differ if the performance and redemption rates vary from the estimated rates.

Income taxes The Company estimates its total income tax expense based on statutory tax rates and tax planning opportunities available to the Company in various jurisdictions in which the Company earns income. Federal income taxes include an estimate for taxes on earnings of foreign subsidiaries that are expected to be remitted to the United States and be taxable, but not for earnings that are considered permanently invested in the foreign subsidiary. Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded when it is more likely than not that a tax benefit will not be realized for a deferred tax asset.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report. Such forward looking statements include, but are not limited to, current views and estimates of future economic circumstances, industry conditions in domestic and international markets and performance and financial results of the Company and its segments. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations, expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of raw materials, such as live cattle, live swine or feed grains; (ii) market conditions for finished products, including the supply and pricing of alternative proteins, and the demand for alternative proteins; (iii) risks associated with effectively evaluating derivatives and hedging activities; (iv) access to foreign markets together with foreign economic conditions, including currency fluctuations and import/export restrictions; (v) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)) which could have an effect on livestock owned by the Company, the availability of livestock for purchase by the Company, consumer perception of certain protein products or the Company’s ability to access certain markets; (vi) successful rationalization of existing facilities, and the operating efficiencies of the facilities; (vii) changes in the availability and relative costs of labor and contract growers; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) adverse results from litigation; (x) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xi) changes in regulations and laws (both domestic and foreign), including changes in accounting standards, environmental laws and occupational, health and safety laws; (xii) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (xiii) effectiveness of advertising and marketing programs; and (xiv) the effect of, or changes in, general economic conditions.

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

Commodities Risk The Company is a purchaser of certain commodities, such as corn, soybeans, livestock and natural gas in the course of normal operations. The Company uses commodity futures to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying the Company’s derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in the Company’s results of operations. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 31, 2005, and October 1, 2005, respectively, on fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated. The following sensitivity analysis reflects the impact on earnings for changes in the fair value of open positions.

Effect of 10% change in fair value		in millions
	(unaudited)	(unaudited)
	December 31,	October 1,
	2005	2005
Livestock:
Cattle	$2	$3
Hogs	12	13

Grain	16	15
Natural Gas	8	12

Refer to the Company’s market risk disclosures set forth in the 2005 Annual Report filed on Form 10-K/A, for a detailed discussion of quantitative and qualitative disclosures about interest rate, foreign currency and concentrations of credit risks. The Company’s risk disclosures regarding interest rates, foreign currency and concentration of credit have not changed significantly from the 2005 Annual Report.

Item 4.  Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Interim Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission, subject to the item described below.

The Company’s income tax provision for the fourth quarter ended October 1, 2005, included an error in the tax treatment of a $55 million actuarial gain related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The error resulted from treating the actuarial gain as a temporary, rather than a permanent, difference in the Company’s tax provision. As a result, the Company restated its 2005 financial statements, reversing $19 million of income tax expense inappropriately recorded. This restatement resulted in the reporting of a material weakness in internal controls over financial reporting in the Company’s amended 2005 Annual Report on Form 10-K/A. Management believes that the error was the result of unintentional oversight; however, the Company is in the process of designing and implementing improvements to its internal controls over financial reporting related to the manual income tax provision calculation.

In the first quarter ending December 31, 2005, other than the item described above, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On January 5, 2006, during the Company’s second fiscal quarter, the Company upgraded its general ledger and enterprise-reporting computer system for substantially all domestic operations. Prior to implementation, management documented and tested controls to ensure the controls, upon implementation, would be effective to minimize the risk of financial misstatement. Based on the results of those procedures and the results of review activities since implementation, management believes the controls, as implemented, are effective.

As part of the assessment of our internal controls that will be completed during our 2006 fiscal year in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, management intends to continue to review, evaluate and strengthen our controls and processes. As a result, internal control over financial reporting will continue to be refined and improved on an on-going basis.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to the discussion of certain legal proceedings pending against the Company under Part I., Item 1, Notes to Consolidated Condensed Financial Statements, Note 8: Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

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

In January 1997, the State of Illinois Attorney General filed People vs. IBP, inc. in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division alleging that IBP’s (now TFM’s) operations at its Joslin, Illinois, facility are violating the “odor nuisance” statutory provisions enacted in the State of Illinois. TFM has completed improvements at its Joslin facility to reduce odors from this operation, but denies the Illinois Attorney General’s contention that its operations at any time amounted to a “nuisance.” The Attorney General has sought additional studies of alleged odor sources. In May 2003, the State of Illinois attempted to add the Company as a defendant in the suit, which the Circuit Court subsequently denied. In September 2003, the

State of Illinois served the Company with a complaint that had been filed in the Circuit Court for the 14th Judicial Circuit, Rock Island County, Illinois Chancery Division alleging substantially the same causes of action against the Company as had been alleged in the action against TFM. On May 27, 2004, TFM and the State of Illinois Attorney General entered into a Preliminary Injunction Order to conduct specified studies of the alleged “nuisance” issues. At the same time, the State of Illinois Attorney General filed an Agreed Order of Dismissal regarding the September 2003 suit against the Company. TFM substantially completed the studies required by the Preliminary Injunction Order during 2005 and is currently engaged in negotiations with the State of Illinois regarding the results of the studies and a resolution of the civil penalty demand.

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

On June 19, 2005, the Attorney General of Oklahoma filed a Complaint in the U.S. District Court for the Northern District of Oklahoma against the Company, three subsidiaries and other poultry integrators. After a mediation held in August 2005 did not result in a settlement, a First Amended Complaint (“Amended Complaint”) was filed and served on the Company, three subsidiaries and other poultry integrators. The Amended Complaint asserts state and federal causes of action and seeks injunctive relief and damages (past and future) for alleged pollution to the Illinois River Watershed from the land application of poultry litter by the defendants and contract growers. The Company and other defendants have filed answers and motions to dismiss several of the claims made in the Amended Complaint. The State of Oklahoma’s responses to these motions were filed on November 18, 2005. In addition, the Company and other defendants have filed third-party complaints that assert claims against other persons and entities whose activities may have contributed to the pollution alleged in the Amended Complaint. These third party complaints seek recovery under the alternative theories of contribution and indemnity. In addition to the motions and third-party claims, the Company and its defendant subsidiaries also have asserted various defenses to claims asserted in the amended complaint. On November 3, 2005, the Arkansas Attorney General filed a Petition for Leave to file a Bill of Complaint in the United States Supreme Court (the “Petition”) in its capacity as parens patriae for the citizens of Arkansas for violations of Arkansas’ rights under the Arkansas River Basin Compact and violation of the Commerce Clause, seeking a declaration that Oklahoma is required to cooperatively resolve its interstate dispute by presenting it grievances before the Arkansas-Oklahoma Arkansas River Compact Commission and that Oklahoma’s attempt to enforce its laws on citizens and conduct occurring within Arkansas violates the Commerce Clause and the Due Process Clause. The State of Oklahoma filed its response to the Petition on January 2, 2006. The Company and other defendants have filed a motion to stay the District Court case while the Arkansas Attorney General’s Petition is pending before the Supreme Court.

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

In July 2002, certain cattle producers filed Herman Schumacher, et al. vs. Tyson Fresh Meats, Inc., et al. in the U.S. District Court for the District of South Dakota, seeking certification of a class of cattle producers and naming as defendants TFM and three other beef packers. Plaintiffs claim that in 2001, during the first six weeks that the U.S. Department of Agriculture (USDA) began its mandatory price reporting program, defendants knowingly used the inaccurate boxed beef cutout prices (cutout prices are determined by the USDA through a formula that averages the prices of the various box beef cuts reported by all packers) calculated and published by USDA to negotiate the purchase of fed cattle from plaintiffs at prices substantially lower than would have been economically justified had plaintiffs known the accurate higher cutout prices. Plaintiffs contend that defendants’ conduct constituted an unfair or deceptive practice in violation of the Packers and Stockyards Act (PSA), 7 U.S.C. §192. Plaintiffs also seek damages under state law unjust enrichment principles. The USDA has stated that during the period in question the beef packers correctly reported beef sales information to the USDA and TFM believes it acted appropriately in its dealings with cattle producers. Plaintiffs submitted an affidavit from their expert on April 1, 2004, which maintained class damages were in the "tens of millions" of dollars. On June 4, 2004, the District Court certified a class to pursue the PSA claims, consisting of “all persons or business associations that owned any interest in cattle that were intended for slaughter and who sold or permitted the sale of such cattle (excluding culled dairy and beef cows and bulls) to defendants on the open spot cash cattle market, or on a basis affected by that market, between April 2, 2001, to and including May 11, 2001.” Other classes were certified in connection with the state law unjust enrichment claims. On June 22, 2004, defendants sought leave from the Eighth Circuit Court of Appeals to appeal the class certification ruling. This request was denied on July 7, 2004. Discovery in this matter has concluded. A motion for summary judgment was filed by the defendants and subsequently denied by the District Court. Trial has tentatively been scheduled to commence on April 3, 2006.

On February 16, 2005, a putative shareholders derivative and class action lawsuit, Amalgamated Bank v. Don Tyson, et al., was filed in Delaware Chancery Court against certain present and former directors of the Company. The Company was also named as a nominal defendant, with no relief sought against it. Defendants filed a motion to dismiss on April 28, 2005. On July 1, 2005, the plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on August 8, 2005, and the plaintiff filed an opposition brief on September 19, 2005.

On September 12, 2005, plaintiff Eric Meyer sent a letter to the Honorable William B. Chandler III, of the Delaware Chancery Court, requesting leave to file a putative shareholder derivative complaint under seal. The complaint named as defendants the Tyson Limited Partnership and certain present and former directors of the Company. The Company was also named as a nominal defendant, with no relief sought against it. On September 21, 2005, the court granted plaintiff leave to file the complaint under seal and requested that plaintiff's counsel confer with counsel in Amalgamated Bank v. Tyson in order to consolidate the cases. The Meyer complaint was filed under seal on September 22, 2005, and was subsequently filed publicly on September 29, 2005.

On January 11, 2006, plaintiffs Amalgamated Bank and Meyer submitted a Consolidated Complaint to the Court. The Court ordered consolidation on January 12, 2006 and captioned the consolidated action In re Tyson Foods, Inc. Consolidated Shareholder's Litigation. The Consolidated Complaint names as defendants the Tyson Limited Partnership and certain present and former directors of the Company. The Company is also named as a nominal defendant, with no relief sought against it. The lawsuit contains five derivative claims alleging that the defendants breached their fiduciary duties by: (1) approving consulting contracts for Don Tyson and Robert Peterson in 2001 and for Don Tyson in 2004; (2) approving and inadequately disclosing certain "other compensation" paid to Tyson executives from 2001 to 2003; (3) approving certain option grants to certain officers and directors with alleged knowledge that the Company was about to make announcements that would cause the stock price to increase; (4) approving and not adequately disclosing various related-party transactions from 2001 to 2004 that plaintiffs allege were unfair to the Company; and (5) making inadequate disclosures that resulting in an SEC consent decree. The Consolidated Complaint asserts three additional derivative claims for: (6) breach of the 1997 settlement agreement in Herbets v. Tyson, et al., No. 14231 (Del. Ch.); (7) civil contempt of the court's order and final judgment in Herbets v. Tyson; and (8) unjust enrichment regarding the benefits obtained by the defendants through the various transactions challenged in the Consolidated Complaint. The Consolidated Complaint also makes a putative class action claim that the Company's 2004 proxy statement contained misrepresentations regarding certain executive compensation. The defendants' response to the Consolidated Complaint is due on February 28, 2006.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding purchases by the Company of its Class A common stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
Oct. 2 to
Oct. 29, 2005	231,836	$17.98	-	22,474,439
Oct. 30 to
Dec. 3, 2005	198,867	17.90	-	22,474,439
Dec. 4 to
Dec. 31, 2005	242,699	17.15	-	22,474,439
Total	673,402 (2)	$17.66	-	22,474,439

(1)

On February 7, 2003, the Company announced that the board of directors of the Company had approved a plan to repurchase up to 25,000,000 shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

The Company purchased 673,402 shares during the period that were not made pursuant to the Company’s previously announced stock repurchase plan, but were purchased to fund certain Company obligations under its equity compensation plans. These purchases were made in open market transactions.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description	Page
12.1	Calculation of Ratio of Earnings to Fixed Charges	37

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	38

31.2	Certification of Interim Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	39

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	40

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 9, 2006	/s/ Dennis Leatherby
Dennis Leatherby
Senior Vice President, Finance and Treasurer
and Interim Chief Financial Officer

Date: February 9, 2006	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer