Form 10-Q
period 2006-04-01
TYSON FOODS INC
filed 2006-05-11
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares outstanding of each of the issuer’s classes of common stock as of April 1, 2006, is set forth below:

Class	Outstanding Shares
Class A common stock, $0.10 Par Value	255,952,167
Class B common stock, $0.10 Par Value	98,872,048

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Sales	$6,251	$6,359	$12,705	$12,811
Cost of Sales	6,098	5,945	12,208	12,037
	153	414	497	774

Selling, General and Administrative	236	237	470	468
Other Charges	59	2	59	5

Operating Income (Loss)	(142)	175	(32)	301
Other (Income) Expense:
Interest	58	58	109	116
Other	-	(3)	(1)	(11)
	58	55	108	105

Income (Loss) before Income Taxes	(200)	120	(140)	196
Income tax expense (benefit)	(73)	44	(52)	72
Net Income (Loss)	$(127)	$76	$(88)	$124

Weighted Average Shares Outstanding:
Class A Basic	247	242	245	242
Class B Basic	99	102	100	102
Diluted	346	357	345	357

Earnings (Loss) Per Share:
Class A Basic	$(0.38)	$0.23	$(0.26)	$0.37
Class B Basic	$(0.34)	$0.20	$(0.24)	$0.33
Diluted	$(0.37)	$0.21	$(0.26)	$0.35

Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.080	$0.080
Class B	$0.036	$0.036	$0.072	$0.072

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except per share data)

	(Unaudited) April 1, 2006	October 1, 2005
Assets
Current Assets:
Cash and cash equivalents	$39	$40
Short-term investment	751	-
Accounts receivable, net	1,145	1,214
Inventories	2,118	2,062
Other current assets	118	169
Total Current Assets	4,171	3,485
Net Property, Plant and Equipment	4,050	4,007
Goodwill	2,502	2,502
Intangible Assets	140	142
Other Assets	409	368
Total Assets	$11,272	$10,504

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$803	$126
Trade accounts payable	990	961
Other current liabilities	978	1,070
Total Current Liabilities	2,771	2,157
Long-Term Debt	3,183	2,869
Deferred Income Taxes	576	638
Other Liabilities	165	169
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 271 million shares at April 1, 2006,
and 268 million shares at October 1, 2005	27	27
Class B-authorized 900 million shares:
issued 99 million shares at April 1, 2006,
and 102 million shares at October 1, 2005	10	10
Capital in excess of par value	1,821	1,867
Retained earnings	2,917	3,032
Accumulated other comprehensive income	33	28
	4,808	4,964
Less treasury stock, at cost-
15 million shares at April 1, 2006,
and October 1, 2005	231	238
Less unamortized deferred compensation	-	55
Total Shareholders’ Equity	4,577	4,671
Total Liabilities and Shareholders’ Equity	$11,272	$10,504

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$(127)	$76	$(88)	$124
Depreciation and amortization	128	125	253	251
Plant closing-related charges	52	1	52	4
Deferred income taxes and other	(72)	26	(121)	(28)
Net changes in working capital	9	(193)	77	106

Cash Provided by (Used for) Operating Activities	(10)	35	173	457

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(168)	(122)	(357)	(232)
Proceeds from sale of assets	2	7	13	8
Proceeds from sale of investments	-	-	-	8
Purchases of marketable securities	(89)	(144)	(118)	(417)
Proceeds from marketable securities	47	105	79	383
Purchase of short-term investment	(750)	-	(750)	-
Other	5	(3)	10	2

Cash Used for Investing Activities	(953)	(157)	(1,123)	(248)

Cash Flows From Financing Activities:
Net change in debt	6	132	(1)	(160)
Proceeds from Notes offering	992	-	992	-
Purchases of treasury shares	(8)	(11)	(20)	(27)
Dividends	(13)	(13)	(27)	(27)
Stock options exercised and other	5	6	19	5

Cash Provided by (Used for) Financing Activities	982	114	963	(209)

Effect of Exchange Rate Change on Cash	(10)	2	(14)	2

Increase (Decrease) in Cash and Cash Equivalents	9	(6)	(1)	2

Cash and Cash Equivalents at Beginning of Period	30	41	40	33

Cash and Cash Equivalents at End of Period	$39	$35	$39	$35

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

Management believes the accompanying consolidated condensed financial statements contain all adjustments, including normal recurring accruals and adjustments related to plant closings as disclosed in Note 2, necessary to present fairly the financial position as of April 1, 2006, and the results of operations and cash flows for the three and six months ended April 1, 2006, and April 2, 2005. The results of operations and cash flows for the three and six months ended April 1, 2006, and April 2, 2005, are not necessarily indicative of the results to be expected for the full year.

INVESTMENTS

The Company has investments in marketable debt securities. As of April 1, 2006, $177 million were classified in other assets in the Consolidated Condensed Balance Sheets, with maturities ranging from one to 30 years. As of October 1, 2005, $5 million were due in one year or less and were classified in other current assets in the Consolidated Condensed Balance Sheets and $133 million were classified in other assets in the Consolidated Condensed Balance Sheets, with maturities ranging from one to 30 years. The Company has applied Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), and has determined that all of its marketable debt securities are to be classified as available-for-sale investments. These investments are reported at fair value based on quoted market prices as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value judged to be other than temporary are recorded on a net basis in other income. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

In the second quarter of fiscal 2006, the Company issued $1.0 billion of new 6.60% senior unsecured notes which will mature on April 1, 2016. The Company will use the net proceeds of this offering for general corporate purposes and for the repayment of its outstanding $750 million principal amount of 7.25% Notes due October 1, 2006. The Company’s short-term investment at April 1, 2006, includes $750 million of proceeds from the new issuance. These funds are on deposit in an interest bearing account with a trustee and will be used for the repayment of the 7.25% Notes maturing October 1, 2006. The Company has applied SFAS No. 115 and has determined the investment is to be classified as available-for-sale.

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

RECLASSIFICATIONS

Certain reclassifications related to the classification of items on the consolidated condensed statements of operations have been made to conform to current presentations. The effect of the reclassifications was not material to the Company’s consolidated condensed financial statements.

NOTE 2:	OTHER CHARGES

In February 2006, the Company announced its decision to close its Norfolk, Nebraska beef processing plant and its West Point, Nebraska beef slaughtering plant. These facilities closed in February 2006. Production from these facilities was shifted primarily to the Company’s beef complex in Dakota City, Nebraska. Combined, these two facilities employed approximately 1,665 team members. In the second quarter of fiscal 2006, the Company recorded charges of $36 million for estimated impairment charges and $9 million of other closing costs. Other closing costs included $8 million for employee termination benefits and $1 million in other plant closing related liabilities. These amounts were reflected in the Beef segment as a reduction to operating income (loss) and included in the Consolidated Condensed Statements of Operations in other charges. The Company is accounting for the closing of these facilities in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). As of April 1, 2006, approximately $4 million in employee termination benefits and $1 million of other plant closing related costs had been paid. No material adjustments to the total accrual are anticipated at this time.

In January 2006, the Company announced its decision to close two of its processed meats facilities in northeast Iowa. The Independence and Oelwein plants, which produced chopped ham and sliced luncheon meats, closed in March 2006. Combined, these two facilities employed approximately 400 team members. Equipment from these facilities was removed and either sold or used at other Tyson locations, while the plants and related property will be offered for sale. In the second quarter of fiscal 2006, the Company recorded charges of $12 million for estimated impairment charges and $2 million for employee termination benefits. These amounts were reflected in the Prepared Foods segment as a reduction to operating income and included in the Consolidated Condensed Statements of Operations in other charges. The Company is accounting for the closing of these facilities in accordance with SFAS No. 144 and SFAS No. 146. As of April 1, 2006, approximately $1 million in employee termination benefits had been paid. No material adjustments to the total accrual are anticipated at this time.

During fiscal 2002, the Company recorded $26 million of costs related to the restructuring of its live swine operations that consisted of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring, including lagoon and pit closure costs and employee termination benefits. In the fourth quarter of 2004, the Company recorded an additional reserve of $6 million related to lagoon and pit closure costs. These amounts were reflected in the Company’s Pork segment as a reduction of operating income and included in the Consolidated Condensed Statements of Operations in other charges. The Company is accounting for the restructuring of its live swine operations in accordance with Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and SFAS No. 144. In July 2005, the Company announced it agreed to settle a lawsuit which resulted from the restructuring of its live swine operations. The settlement resulted in the Company recording an additional $33 million of costs in the third quarter of fiscal 2005. As of April 1, 2006, $49 million in payments to former producers and $13 million of other related costs have been paid. No other material adjustments to the total accrual are anticipated at this time.

In July 2005, the Company announced its decision to make improvements to one of its Forest, Mississippi, facilities, which includes more product lines, enabling the plant to increase production of processed and marinated chicken. The Company is also improving the plant’s roofing, flooring and refrigeration systems. The improvements were made at the former Choctaw Maid Farms location, which the Company acquired in fiscal 2003. The Company’s Cleveland Street Forest, Mississippi, poultry operation ceased operations in March 2006. The Company is currently in the process of transferring the production and team members to the newly upgraded facilities. The Cleveland Street Forest operation employed approximately 900 team members. As a result of this decision, the Company recorded total costs of $9 million for estimated impairment charges in fiscal 2005. This amount was reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Condensed Statements of Operations in other charges. The Company is accounting for the closing of the Cleveland Street Forest operation in accordance with SFAS No. 144 and SFAS No. 146. No material adjustments to the total accrual are anticipated at this time.

In July 2005, the Company announced its decision to close its Bentonville, Arkansas, facility. The Bentonville operation employed approximately 320 team members and produced raw and partially fried breaded chicken tenders, fillets, livers and gizzards. The plant ceased operations in November 2005. The production from this facility was transferred to the Company’s Russellville, Arkansas, poultry plant, where an expansion enabled the facility to absorb the Bentonville facility’s production. As a result of this decision, the Company recorded total costs of $1 million for estimated impairment charges and $1 million for employee termination benefits in fiscal 2005. These amounts were reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Condensed Statements of Operations in other charges. The Company is accounting for the closing of the Bentonville operation in accordance with SFAS No. 144 and SFAS No. 146. As of April 1, 2006, approximately $1 million of employee termination benefits had been paid. No material adjustments to the total accrual are anticipated at this time.

In December 2004, the Company announced its decision to close its Portland, Maine, facility. The Portland operation employed approximately 285 team members and produced sliced meats and cooked roast beef. The plant ceased operations February 4, 2005, and production from this facility was transferred to other locations. As a result of the decision, the Company recorded total costs of $4 million ($3 million and $1 million in the first and second quarters, respectively, of fiscal 2005) that included $2 million of estimated impairment charges and $2 million of employee termination benefits. In the fourth quarter of fiscal 2005, the Company reversed approximately $1 million of closing related liabilities. In the first quarter of fiscal 2006, the Company reversed approximately $1 million related to employee termination benefits. These amounts were reflected in the Prepared Foods segment as a reduction of operating income and included in the Consolidated Condensed Statements of Operations in other charges. The Company accounted for the closing of the Portland operation in accordance with SFAS No. 146 and SFAS No. 144. As of April 1, 2006, $1 million of employee termination benefits had been paid. No material adjustments to the total accrual are anticipated at this time.

NOTE 3:	FINANCIAL INSTRUMENTS

The Company purchases certain commodities, such as grains, livestock and natural gas, in the course of normal operations. As part of the Company’s commodity risk management activities, the Company uses derivative financial instruments, primarily futures and swaps, to reduce its exposure to various market risks related to these purchases. Generally, contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended. If a derivative instrument is a hedge, as defined by SFAS No. 133, changes in the fair value of the instrument will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings as a component of cost of sales.

The Company had derivative related balances of $29 million and $117 million recorded in other current assets at April 1, 2006, and October 1, 2005, respectively, and $41 million and $125 million in other current liabilities at April 1, 2006, and October 1, 2005, respectively.

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

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in shareholders’ equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. Ineffectiveness recorded related to the Company’s cash flow hedges was not significant during the three and six months ended April 1, 2006, and April 2, 2005.

Derivative products related to grain procurement, such as futures and option contracts that meet the criteria for SFAS No. 133 hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement. The Company applies SFAS No. 133 hedge accounting to derivative products related to grain procurement that are hedging physical grain contracts that have previously been purchased. The Company does not purchase derivative products related to grain procurement in excess of its physical grain consumption requirements. The Company’s grain procurement hedging activities are for the grain commodity purchase price only and do not hedge other components of grain cost such as basis differential and freight costs. The after tax gains, net of losses, recorded in other comprehensive income (loss) at April 1, 2006, related to cash flow hedges, were $2 million. These gains will be recognized within the next 12 months. The Company generally does not hedge cash flows related to commodities beyond 12 months. Of these gains, the portion resulting from the Company’s open mark-to-market SFAS No. 133 hedge positions was not significant as of April 1, 2006.

Fair value hedges: The Company designates certain futures contracts as fair value hedges of firm commitments to purchase market hogs for slaughter and natural gas for the operation of its plants. From time to time, the Company also enters into foreign currency forward contracts to hedge changes in fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies; however, the Company has not entered into any material contracts during the three and six months ended April 1, 2006, and April 2, 2005. The changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness recorded related to the Company’s fair value hedges was not significant during the three and six months ended April 1, 2006, and April 2, 2005.

During the second quarter of fiscal 2006, the Company removed the fair value designation on certain financial instruments that were in place to hedge forward cattle purchases. These designations were removed to provide a natural offset to the gains and losses resulting from the Company’s derivatives tied to its forward fixed price sales of boxed beef, as this activity does not qualify for SFAS No. 133 hedge accounting. As a result, the Company recorded net gains of approximately $28 million in the second quarter of fiscal 2006. These gains are included in the Consolidated Condensed Statements of Operations in cost of sales.

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

The Company enters into certain forward sales of boxed beef and boxed pork and forward purchases of cattle at fixed prices. The fixed price sales contracts lock in the proceeds from a sale in the future and the fixed cattle purchases lock in the cost of raw material in the future, although the cost of the livestock and the related boxed beef and pork market prices at the time of the sale or purchase will vary from this fixed price, creating basis risk. Therefore, as fixed forward sales and forward purchases of cattle are entered into, the Company also enters into the appropriate number of livestock futures position. Changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date even though the economic impact of the Company’s fixed prices being above or below the market price is only realized at the time of sale or purchase. In connection with these livestock futures, the Company recorded net losses of $21 million and $26 million for the three and six months ended April 1, 2006, respectively, which included an unrealized pretax loss on open mark-to-market futures positions of approximately $15 million as of April 1, 2006. Included in the net losses for the three and six months ended April 1, 2006, are net gains of $28 million related to the removal of certain fair value designations discussed above. For the three and six months ended April 2, 2005, the Company recorded net gains of $7 million and net losses of $3 million, respectively, related to livestock futures positions.

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

	April 1,	October 1,
	2006	2005
Processed products	$1,227	$1,210
Livestock	564	537
Supplies and other	327	315
Total inventory	$2,118	$2,062

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	April 1,	October 1,
	2006	2005
Land	$112	$113
Buildings and leasehold improvements	2,356	2,339
Machinery and equipment	4,105	4,015
Land improvements and other	196	195
Buildings and equipment under construction	491	407
	7,260	7,069
Less accumulated depreciation	3,210	3,062
Net property, plant and equipment	$4,050	$4,007

NOTE 6:	OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	April 1,	October 1,
	2006	2005
Accrued salaries, wages and benefits	$287	$269
Self-insurance reserves	243	252
Income taxes payable	105	183
Other	343	366
Total other current liabilities	$978	$1,070

NOTE 7:	LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

		April 1,	October 1,
	Maturity	2006	2005

Commercial Paper	Various	$88	$-
(5.06% effective rate at 4/1/06)
Revolving Credit Facility	2010	-	-
Senior notes
(rates ranging from 6.13% to 8.25%)	2006–2028	3,436	2,529
Term Loan (5.12% effective rate at 4/1/06 and
4.44% effective rate at 10/1/05)	2008	345	345
Accounts Receivable Securitization	2006, 2008	-	-
Institutional notes
(10.84% effective rate at 4/1/06 and 10/1/05)	2006	10	10
Leveraged equipment loans
(rates ranging from 4.67% to 5.99%)	2006–2009	48	64
Other	Various	59	47
Total debt		3,986	2,995
Less current debt		803	126
Total long-term debt		$3,183	$2,869

In the second quarter of fiscal 2006, the Company issued $1.0 billion of new senior unsecured notes which will mature on April 1, 2016. The notes carry a 6.60% interest rate, with interest payments due semi-annually on April 1 and October 1. The Company will use the net proceeds of this offering for general corporate purposes and for the repayment of its outstanding $750 million principal amount of 7.25% Notes due October 1, 2006. The Company’s short-term investment at April 1, 2006, includes $750 million of proceeds from the new issuance. These funds are on deposit in an interest bearing account with a trustee and will be used for the repayment of the 7.25% Notes maturing October 1, 2006.

The revolving credit facility, senior notes, term loan and accounts receivable securitization contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company was in compliance with all of such covenants at April 1, 2006. The Company successfully renegotiated less restrictive debt covenants in the third quarter of fiscal 2006.

The Company has an unsecured revolving credit facility totaling $1.0 billion that supports the Company’s commercial paper program, letters of credit and other short-term funding needs. The facility expires in September 2010. At April 1, 2006, the Company had debt of $88 million outstanding related to its commercial paper program, while there were no amounts outstanding at October 1, 2005. Additionally, at April 1, 2006, the Company had outstanding letters of credit totaling approximately $149 million issued primarily in support of workers’ compensation insurance programs and derivative activities. There were no draw downs under these letters of credit at April 1, 2006. At April 1, 2006, and October 1, 2005, there were no amounts drawn under the revolving credit facility; however, the outstanding letters of credit and outstanding borrowings related to its commercial paper program reduce the amount available under the revolving credit facility.

At April 1, 2006, the Company had a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consisted of $375 million expiring in August 2006 and $375 million expiring in August 2008. The Company currently plans to seek an extension of this agreement for an additional year. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of the Company’s accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company. TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC’s equity holder. At April 1, 2006, and October 1, 2005, there were no amounts drawn under the receivables purchase agreement.

The Company guarantees debt of outside third parties, which include a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt range from two to nine years and the maximum potential amount of future payments as of April 1, 2006, was $84 million. The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $110 million, of which, approximately $26 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered to be probable. At April 1, 2006, and October 1, 2005, no liabilities for guarantees were recorded.

The Company has fully and unconditionally guaranteed $389 million of senior notes issued by Tyson Fresh Meats, Inc., a wholly-owned subsidiary of the Company. Additionally, the Company has fully and unconditionally guaranteed $345 million related to a term loan facility borrowed by Lakeside Farm Industries, Ltd., a wholly-owned subsidiary of the Company.

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

Wage and Hour/ Labor Matters:  In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of the Company's processing facilities. On May 9, 2002, a civil complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama, Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. The complaint alleges that the Company violated the overtime provisions of the federal Fair Labor Standards Act (FLSA) at the Company's chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor has indicated in discovery that the case seeks to require the Company to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, an additional amount in unspecified liquidated damages, and an injunction against future violations at that facility and all other chicken processing facilities operated by the Company. Discovery is in process and set to close on July 17, 2006. No trial date has been set.

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the FLSA. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. To date, approximately 5,100 consents have been filed with the District Court. Plaintiff’s motion for conditional collective treatment and court-supervised notice to additional putative class members was denied on February 27, 2004. The plaintiffs refiled their motion for conditional collective treatment and court-supervised notice to additional putative class members on April 2, 2004. Discovery is in process. No trial date has been set.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox in that the employees claim violations of the FLSA for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. There are approximately 560 additional current or former employees who have filed consents to join the lawsuit. The District Court, on January 30, 2001, ordered that notice of the lawsuit be issued to all potential plaintiffs at the New Holland facilities. On July 17, 2002, the District Court granted the plaintiffs' motion to certify the state law claims. On September 23, 2002, the Third Circuit Court of Appeals agreed to hear the Company's petition to review the District Court's decision to certify the state law claims. On September 8, 2003, the Court of Appeals reversed the District Court’s certification of a class under the Pennsylvania Wage Payment & Collection Law, ruling those claims could not be pursued in federal court. The Court of Appeals further ruled the Company must reissue notice of its potential FLSA claims to approximately 2,170 employees who did not previously receive notice. The Court of Appeals remanded the matter to the District Court to proceed accordingly on September 30, 2003, and notice was reissued. The parties are conducting pre-trial discovery and the trial is now set for June 5, 2006.

On November 5, 2001, Maria Chavez, et al. v. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. (Chavez) was filed in the U.S. District Court for the Eastern District of Washington by employees of TFM’s Pasco, Washington beef slaughter, processing and hides facilities, again alleging violations of the FLSA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The Chavez lawsuit similarly alleges TFM and/or the Company required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing and equipment, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege the holdings in Alvarez support a claim of collateral estoppel and/or res judicata as to many of the issues raised in this litigation. Chavez initially was pursued as an opt-in, collective action under 29 U.S.C. 216(b), but the District Court granted Plaintiff’s motion seeking certification of a class of opt-out, state law plaintiffs under Federal Rule of Civil Procedure 23 and notice was sent to potential state law claim class members. The state-law class contains approximately 3,900 class members, including approximately 1,200 on the federal claim. The trial was held from September 7, 2004, through October 4, 2004. The District Court issued its proposed findings of fact and conclusions of law on December 8, 2004. The parties provided the District Court with their objections to the proposed findings of fact and conclusions of law and submitted trial briefs on damages. The District Court heard oral arguments based upon the party’s objections and damages briefings March 29, 2005. The District Court then filed its final findings of facts and conclusions of law on the liability phase of the trial on May 18, 2005 and on the damages on June 28, 2005 and July 14, 2005. On July 20, 2005, judgment was entered for $11.4 million, exclusive of costs and attorney fees. Attorneys for the Chavez plaintiffs have indicated to the Company their intention to file a follow-on suit to Chavez for different potential claimants alleging similar violations to those raised in Chavez. A hearing on the award of attorney’s fees was held on October 31, 2005. On November 28, 2005, the District Court awarded the attorneys for the Chavez plaintiffs approximately $1.9 million in fees and expenses. On December 12, 2005, the District Court awarded additional costs of $19,651. On December 8, 2005, the Company filed a notice of appeal with the Ninth Circuit Court of Appeals. Settlement conferences were held before a Ninth Circuit mediation officer and the briefing deadlines have been extended while the parties attempt to resolve the case.

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee. Ten current and former hourly employees of Tyson Fresh Meat's (TFM) case-ready facility in Goodlettsville, Tennessee, filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming the defendants violated the overtime provisions of the FLSA. The suit alleges the defendants failed to pay employees for all hours worked from the plant's commencement of operations in April 2001. In particular, the suit alleges employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period. The suit also alleges the Company deducts 30 minutes per day from employees' paychecks regardless of whether employees obtain a full 30-minute period for their meal. Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs. On January 15, 2003, the Company filed an answer to the complaint denying any liability. On January 14, 2003, the named plaintiffs filed a motion for expedited court-supervised notice to prospective class members. The motion sought to conditionally certify a class of similarly situated employees at all of TFM's non-union facilities that were not previously made the subject of FLSA litigation. Plaintiffs then withdrew a request for conditional certification of similarly situated employees at all of TFM’s non-union facilities and rather sought to include all non-exempt employees who have worked at the Goodlettsville facility since its opening. On June 9, 2003, the Company filed a Motion for Summary Judgment seeking the applicability of the injunction entered by the U.S. District Court for the District of Kansas and affirmed by the U.S. Court of Appeals for the Tenth Circuit (Metzler v. IBP, inc. 127 F. 3rd 959, 10th Cir. 1997), which the Company contends has a preclusive effect as to plaintiffs’ claims based on pre- and post-shift activities. The plaintiffs conducted discovery limited to that issue and responded to said Motion on June 18, 2004. The Company filed its reply on July 2, 2004. On October 12, 2004, the District Court denied the Company’s motion for summary judgment. On November 17, 2003, the District Court conditionally certified a collective action composed of similarly situated current and former employees at the Goodlettsville facility based upon clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001. Class Notices to approximately 4,500 prospective class members were mailed on January 21, 2004. Approximately 525 current and former employees opted into the class. A second, opt-in class notice was mailed to 1,996 current and former team members who were hired after December 16, 2003. The deadline for receipt of opt-in notices was April 18, 2006. In late March, Plaintiffs reported a total of 48 additional persons who opted into the class. Discovery will conclude on December 31, 2006, after which the District Court will hold a status conference to discuss the need for dispositive motions and trial.

General Matters:  In July 1996, certain cattle producers filed Henry Lee Pickett, et al. v. IBP, inc. in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleged TFM used its market power and alleged "captive supply" agreements to reduce the prices paid by TFM on purchases of cattle in the cash market in alleged violation of the Packers and Stockyards Act (PSA).  Plaintiffs sought injunctive and declaratory relief, as well as actual and punitive damages. Plaintiffs submitted an amended expert report on November 19, 2003, showing alleged damages on all cash market purchases by TFM of approximately $2.1 billion.  Trial of this matter began on January 12, 2004, and concluded on February 10, 2004. On February 17, 2004, a jury returned a verdict against TFM on liability and gave an “advisory” verdict on damages that estimated the impact on the cash market (i.e., a group larger than the class) to be $1.28 billion. On February 25, 2004, TFM filed a renewed motion requesting the District Court to enter a judgment as a matter of law (JMOL) for TFM. On March 1, 2004, the plaintiffs filed motions asking the District Court to enter the $1.28 billion advisory verdict as an award of damages to the plaintiffs and requesting prejudgment interest. On March 22, 2004, the District Court denied the plaintiff’s motions for entry of a damages award. On April 23, 2004, the District Court granted TFM’s JMOL motion, and held (i) TFM had legitimate business reasons for using “captive supplies,” (ii) there was “no evidence before the Court to suggest that [TFM’s] conduct is illegal,” and (iii) “plaintiffs failed to present evidence at trial to sustain their burden with respect to liability and damages.” The plaintiffs appealed the District Court’s entry of judgment in favor of TFM to the 11th Circuit Court of Appeals, and the Circuit Court issued an opinion on August 16, 2005 affirming the District Court’s judgment. The plaintiffs requested an en banc hearing in front of the entire 11th Circuit Court of Appeals, and this request was denied. On January 4, 2006, the plaintiffs filed a petition with the United States Supreme Court seeking an appeal to the Supreme Court which was denied on March 27, 2006.

NOTE 9:	STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R. The pronouncement requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares, in the financial statements based on the fair value at the date of the grant. In the first quarter of fiscal 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under the modified prospective method, compensation cost will be recognized for all share-based payments granted after the adoption of SFAS No. 123R and for all awards granted to employees prior to the adoption date of SFAS No. 123R that remain unvested on the adoption date. Accordingly, no restatements were made to prior periods.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its employee stock compensation plans. Accordingly, no compensation expense was recognized for its stock option issuances as stock options are issued with an exercise price equal to the closing price at the date of grant. Also, prior to the adoption of SFAS No. 123R, the Company issued restricted stock and recorded the fair value of such awards as deferred compensation amortized over the vesting period. Had compensation expense for the employee stock compensation plans been determined based on the fair value method of accounting for the Company’s stock compensation plans according to FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the tax-effected impact would be as follows (in millions, except per share data):

	Three Months Ended	Six Months Ended
	April 2, 2005	April 2, 2005

Net income as reported	$76	$124
Stock-based employee compensation expense
included in net income, net of tax	4	7
Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of tax	(7)	(11)
Pro forma net income	73	120
Earnings per share
As reported
Class A Basic	$0.23	$0.37
Class B Basic	0.20	0.33
Diluted	0.21	0.35
Pro forma
Class A Basic	$0.22	$0.36
Class B Basic	0.20	0.32
Diluted	0.21	0.34

The Company issues shares under its stock-based compensation plans by issuing Class A common stock from treasury. The total number of shares available for future grant under the Incentive Plan was 11,551,888 at April 1, 2006.

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

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares Under	Exercise Price	Contractual	Value
	Option	Per Share	Life (in Years)	(in millions)
Outstanding, October 1, 2005	17,343,294	$12.93
Exercised	(1,135,649)	11.10
Canceled	(560,401)	14.71
Granted	3,695,728	16.35
Outstanding, April 1, 2006	19,342,972	13.62	6.4	$37

Exercisable, April 1, 2006	9,296,222	$12.43	4.3	$28

The weighted-average grant-date fair value of options granted during the first quarter of fiscal year 2006 was $6.86. No options were granted during the second quarter of fiscal 2006. The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model for grants awarded prior to October 1, 2005, and a binomial lattice method for grants awarded subsequent to October 1, 2005. The change to the binomial lattice method was made to better reflect the exercise behavior of top management. The Company uses historical volatility for a period of time that is comparable to the expected life of the option to determine volatility assumptions. Risk free interest rates are based on the five year Treasury bond rate. Weighted average assumptions as of April 1, 2006, used in the fair value calculation are outlined in the following table.

April 1, 2006
Weighted average expected lives for options valued with Black-Scholes	6.0 years
Weighted average risk-free interest rate	3.64%
Range of risk-free interest rates	2.6-4.8%
Weighted average expected volatility	37.02%
Range of expected volatility	35.2-40.1%
Expected dividend yield	1.22%

The Company recognized stock-based compensation expense related to stock options, net of income taxes, of $2 million and $4 million during the three months and six months ended April 1, 2006, respectively. This included a tax benefit of $2 million and $3 million for the three and six months ended April 1, 2006, respectively. The fair value of options vested was $3 million and $5 million for the three and six months ended April 1, 2006, respectively.

The Company received cash from the exercise of stock options of $3 million and $14 million for the three and six months ended April 1, 2006, respectively. The related tax benefit realized from stock options exercised during the three and six months ended April 1, 2006, was $1 million and $3 million, respectively. The total intrinsic value of options exercised in the three months and six months ended April 1, 2006 was $1 million and $5 million, respectively. Prior to the adoption of SFAS No. 123R, the Company classified the tax benefits of deductions resulting from the exercise of stock options as cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) to be classified as financing cash flows. The Company did not realize any excess tax deductions during the three and six months ending April 1, 2006. As of April 1, 2006, the Company had $45 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.7 years.

Restricted Stock

The Company issues restricted stock at the market value as of the date of grant, with restrictions expiring over periods through July 1, 2020. The unearned portion of the restricted stock is classified on the Consolidated Condensed Balance Sheets within shareholders’ equity. Unearned compensation is amortized over the vesting period for the particular grant using a straight-line method.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of	Grant-Date Fair	Contractual	Value
	Shares	Value Per Share	Life (in Years)	(in millions)
Nonvested, October 1, 2005	9,126,656	$12.42
Granted	490,573	16.82
Dividends	50,397	14.62
Vested	(204,811)	12.28
Forfeited	(157,806)	13.45
Nonvested, April 1, 2006	9,305,009	$12.64	1.9	$128

As of April 1, 2006, the Company had $49 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted-average period of 1.87 years.

The Company recognized stock-based compensation expense related to restricted stock, net of income taxes, of $3 million and $7 million for the three and six months ended April 1, 2006, respectively. The related tax benefit for the three and six months ended April 1, 2006, was $2 million and $4 million, respectively.

NOTE 10:	DEFERRED COMPENSATION

In July 2003, the Compensation Committee authorized the Company to award performance-based shares of the Company’s Class A stock to certain senior executive officers on the first business day of each of the Company’s 2004, 2005 and 2006 fiscal years having an initial maximum aggregate value of $4 million on the date of each award. In August 2005 and September 2004, the Compensation Committee authorized the expansion of the fiscal 2006 and fiscal 2005 awards to include additional senior officers. The expansions increased the initial maximum aggregate value by $3 million and $2 million for the 2006 and 2005 grants, respectively. The vesting of the performance-based shares for the 2004 and 2005 awards is over three years, and the vesting of the 2006 award is over two and one-half to three years (the Vesting Period), each award being subject to the attainment of Company goals determined by the Compensation Committee prior to the date of the award. The Company reviews progress towards the attainment of Company goals each quarter during the Vesting Period to determine the appropriate adjustment to the deferred compensation liability for the anticipated vesting of the shares. The attainment of Company goals can be finally determined only at the end of the Vesting Period. If the shares vest, the ultimate cost to the Company will be equal to the Class A stock price on the date the shares vest times the number of shares awarded for all performance grants with other than market criteria. For grants with market performance criteria, the ultimate cost will be the fair value of the probable shares to vest regardless if the shares actually vest. In the first quarter of fiscal 2006, the Company began accounting for performance-based shares in accordance with SFAS No. 123R. Total expenses recorded under SFAS No. 123R related to performance-based shares were not significant in the three and six months ended April 1, 2006.

NOTE 11:	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for the pension and other postretirement benefit plans that were recognized in the Consolidated Condensed Statements of Operations were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Service cost	$1	$1	$-	$-
Interest cost	1	2	1	1
Amortization of prior service cost	-	1	(1)	(1)
Expected return on plan assets	(1)	(2)	-	-
Net periodic benefit cost	$1	$2	$-	$-

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Service cost	$3	$3	$-	$-
Interest cost	3	3	2	2
Amortization of prior service cost	-	1	(1)	(1)
Expected return on plan assets	(3)	(3)	-	-
Net periodic benefit cost	$3	$4	$1	$1

NOTE 12:	INCOME TAXES

The effective tax rate for the three and six months of fiscal 2006 was 36.2% and 36.8%, respectively, as compared to 36.6% for the same periods of fiscal 2005. For the second quarter of fiscal 2006, the Company changed the way it estimated its effective tax rate. Previously, an annual effective tax rate was estimated and that rate was used to compute the income tax expense for the quarter and year to date activity. Since an annual effective tax rate could not be reliably estimated in the second quarter, due to expected minimal pretax earnings for the full year, the second quarter and year to date tax benefit was computed using the actual year to date effective tax rate. The income tax benefit for the second quarter of fiscal 2006 was increased by such items as the estimated Extraterritorial Income Exclusion (ETI) benefit and general business credits, and was reduced by certain nondeductible expense items. On October 11, 2004, the Senate passed the American Jobs Creation Act of 2004, which was signed into law by the President on October 22, 2004. This new law provides for the repeal of the ETI deduction and the replacement with a domestic production deduction. The phase out of the ETI deduction for fiscal 2006 will allow the Company to take 80% of the prior law allowable deduction for transactions occurring in the first quarter of fiscal 2006 and 60% of the prior allowable law deduction for transactions in the remainder of the year. In addition, the Company’s production income qualifies for the domestic production deduction which was applicable to the Company beginning with the first quarter of fiscal 2006. This provision will be phased in from fiscal 2006 through fiscal 2011 and provides for a deduction of between 3% and 9% of qualifying domestic production income over that period. For fiscal 2006 the deduction will be 3% of qualified income. However, due to income limitations of the provision no benefit from the production deduction is included in the year-to-date effective rate.

NOTE 13:	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Numerator:
Net income (loss)	$(127)	$76	$(88)	$124
Less Dividends:
Class A ($0.040/share/quarter)	10	10	20	20
Class B ($0.036/share/quarter)	3	3	7	7
Undistributed earnings (losses)	$(140)	$63	$(115)	$97

Class A undistributed earnings (losses)	(103)	46	(85)	71
Class B undistributed earnings (losses)	(37)	17	(30)	26
Total undistributed earnings (losses)	$(140)	$63	$(115)	$97

Denominator:
Denominator for basic earnings (loss) per share:
Class A weighted average shares	247	242	245	242
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	99	102	100	102
Effect of dilutive securities:
Stock options and restricted stock	-	13	-	13
Denominator for diluted earnings per
share – adjusted weighted average
shares and assumed conversions	346	357	345	357

Class A Basic earnings (loss) per share	$(0.38)	$0.23	$(0.26)	$0.37
Class B Basic earnings (loss) per share	$(0.34)	$0.20	$(0.24)	$0.33
Diluted earnings (loss) per share	$(0.37)	$0.21	$(0.26)	$0.35

The Company uses the two-class method, as defined in Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” to compute basic earnings (loss) per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings (loss) per share have been computed assuming the conversion of the Class B shares as of the beginning of the period as Class A and Class B shares participate equally in earnings and losses on a per share basis, except the payment of dividends for Class B shares which are limited to no more than 90% of any dividends paid on Class A shares.

Approximately 19 million and 20 million of the Company’s option shares were antidilutive for the three and six months ended April 1, 2006, respectively, and two million were antidilutive for both the three and six months ended April 2, 2005. These shares were not included in the dilutive earnings per share calculation.

NOTE 14:	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Net income (loss)	$(127)	$76	$(88)	$124
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(1)	(3)	(3)	7
Pension unrealized loss	-	(5)	-	(5)
Investments unrealized loss	-	(1)	-	(1)
Derivative gain (loss)	(1)	1	3	1
Derivative loss reclassified to income statement	3	7	5	23
Total comprehensive income (loss)	$(126)	$75	$(83)	$149

The related tax effects allocated to the components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Income tax benefit (expense):
Pension unrealized loss	$-	$2	$-	$2
Derivative gain (loss)	-	(1)	(2)	(1)
Derivative loss reclassified to income statement	(2)	(4)	(3)	(14)
Total income tax benefit (expense)	$(2)	$(3)	$(5)	$(13)

NOTE 15:	SEGMENT REPORTING

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

Other segment includes the logistics group and other small miscellaneous adjustments.

Information on segments and a reconciliation to income (loss) before taxes on income are as follows, (in millions):

	Three Months Ended			Six Months Ended
	April 1,		April 2,	April 1,		April 2,
	2006		2005	2006		2005
Sales:
Chicken	$2,010		$2,056	$4,046		$4,122
Beef	2,854		2,774	5,772		5,569
Pork	729		828	1,521		1,673
Prepared Foods	641		690	1,334		1,423
Other	17		11	32		24
Total Sales	$6,251		$6,359	$12,705		$12,811

Operating Income (Loss):
Chicken	$9		$143	$132		$247
Beef	(188)	(a)	(19)	(252)	(a)	(35)	(c)
Pork	9		19	20		34	(d)
Prepared Foods	9	(b)	20	33	(b)	32	(e)
Other	19		12	35		23
Total Operating Income (Loss)	(142)		175	(32)		301

Other Expense	58		55	108		105	(f)

Income (Loss) before Income Taxes	$(200)		$120	$(140)		$196

a.	Includes $45 million of pretax charges related to the closings of the Norfolk, Nebraska and West Point, Nebraska facilities.
b.	Includes $14 million of pretax charges related to the closings of the Independence, Iowa and Oelwein, Iowa facilities.
c.	Includes $10 million of pretax gains related to vitamin antitrust litigation.
d.	Includes $2 million of pretax gains related to vitamin antitrust litigation.
e.	Includes $4 million of pretax charges primarily related to the closing of the Portland, Maine, facility.
f.	Includes $8 million of pretax gains related to the sale of the Company’s remaining interest in Specialty Brands, Inc.

The Beef segment had sales of $23 million and $17 million in the second quarter of fiscal years 2006 and 2005, respectively, and sales of $41 million and $36 million in the six months of fiscal years 2006 and 2005, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $108 million and $132 million in the second quarter of fiscal years 2006 and 2005, respectively, and sales of $232 million and $277 million in the six months of fiscal years 2006 and 2005, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

NOTE 16:	CAPITAL STRUCTURE

On February 6, 2006, Don Tyson, a director of the Company, converted 750,000 shares of Class B Common Stock to Class A Common Stock (on a one for one basis).

On February 17, 2006, Tyson Limited Partnership converted 2,000,000 shares of Class B Common Stock to Class A Common Stock (on a one for one basis).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Tyson Foods is the world’s largest protein company and the second largest publicly traded food company in the Fortune 500 with one of the most recognized brand names in the food industry. Tyson produces, distributes and markets chicken, beef, pork, prepared foods and related allied products. The Company’s primary operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors that influence the Company’s business are customer demand for the Company’s products, protein supplies, the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace, accessibility of international markets, market prices for the Company’s chicken, beef and pork products, the cost of live cattle and hogs, raw materials and grain and operating efficiencies of the Company’s facilities.

Net loss for the second quarter of fiscal 2006 was $(127) million, or $(0.37) per diluted share, compared to earnings of $76 million, or $0.21 per diluted share, for the second quarter of fiscal 2005. Pretax loss for the second quarter of fiscal 2006 included $45 million of costs related to beef plant closings and $14 million related to prepared foods plant closings. Pretax earnings for the second quarter of fiscal 2005 included $2 million related to poultry and prepared foods plant closings.

Net loss for the six months of fiscal 2006 was $(88) million, or $(0.26) per diluted share, compared to earnings of $124 million, or $0.35 per diluted share, for the six months of fiscal 2005. Pretax loss for the six months of fiscal 2006 included $45 million of costs related to beef plant closings and $14 million related to prepared foods plant closings. Pretax earnings for the six months of fiscal 2005 included $12 million received in connection with vitamin antitrust litigation, a gain of $8 million from the sale of the Company’s remaining interest in Specialty Brands, Inc. and $5 million of costs related to poultry and prepared foods plant closings.

Operations for the second quarter and six months of fiscal 2006 were negatively impacted by an oversupply of all proteins, which resulted in decreased average sales prices. The Beef segment suffered from low capacity utilization and declining boxed beef prices. The difference between high live cattle prices and lower sales prices was further negatively impacted by interruptions in export markets. Those factors combined to produce significant losses in the Beef segment. In the Chicken segment, unprecedented leg quarter inventories delayed the recovery of export pricing and also put pressure on an overabundant, domestic white meat market, which contributed to historically low breast meat prices. Additionally, operating income was negatively impacted by higher energy costs in each of the protein segments.

The Company tests goodwill for impairment by reporting unit on an annual basis during the fourth quarter each fiscal year. During the second quarter of fiscal 2006, in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” the Company reviewed goodwill for impairment related to its Beef reporting unit. The review resulted from the significant adverse changes in the business climate of the Company’s Beef segment, which resulted in beef operating losses for the second quarter and six months of fiscal 2006.

The Company forecasted cash flows to estimate the fair value of the Beef segment reporting unit based on reasonable and supportable assumptions. The forecast reflects improved results from current Beef reporting unit levels, which resulted in the fair value of the Beef reporting unit exceeding the carrying value. Therefore, the goodwill of the Beef reporting unit was not impaired.

The improved forecasted results are mainly due to the expectations that beef export restrictions will abate, cattle supplies will increase and the overabundance of chicken and pork in the marketplace will lessen.

Outlook

The Company anticipates the challenging conditions for its Chicken, Beef and Pork segments to continue in the coming months, primarily due to the low price environment in domestic and international markets and the overabundance of chicken and pork in the marketplace. However, some margin improvement is expected in the third and fourth quarters of fiscal 2006, due to increased seasonal demand, pricing improvements and cattle supply increases. The Company estimates its fiscal 2006 diluted earnings per share to be in the range of $(0.25) to $0.10.

Due to the Company’s reduced near-term financial forecast, it is possible one or both of the debt rating agencies may downgrade the Company’s bond rating.  Standard & Poor’s currently rates our long-term debt “BBB” with a negative outlook. Moody’s Investors Service currently ranks our senior unsecured debt “Baa3,” which is under review for a possible downgrade. The pretax impact to earnings of a downgrade below investment grade would be $5 million to $11 million annually.

Second Quarter of Fiscal 2006 vs. Second Quarter of Fiscal 2005

Sales decreased $108 million compared to the same period last year, with a 6.5% decrease in average sales price and a 5.1% increase in volume. The oversupply of proteins led to the decrease in average sales prices in all segments. Chicken segment sales were negatively impacted by decreases in market prices due primarily to the oversupply of leg quarters. The decrease in the Pork segment average sales prices were primarily driven by a decrease in average live hog prices. The decrease in the Prepared Foods segment average sales prices were primarily driven by a decrease in raw material prices. Additionally, second quarter fiscal 2006 sales were negatively impacted by net losses of $56 million, as compared to net gains of $10 million recorded in the same period last year, related to open mark-to-market futures positions from the Company’s commodity risk management activities related to its fixed forward boxed beef and pork sales.

Cost of sales increased $153 million. As a percent of sales, cost of sales increased from 93.5% to 97.6%. The increase as a percentage of sales was primarily due to the decrease in average sales prices, while average live prices and production costs did not decrease at the same rate. Additionally, energy costs increased in all protein segments by approximately $44 million as compared to the same period last year. These increases were partially offset by net gains of $35 million recorded in the second quarter of fiscal 2006, related to its forward futures contracts for live cattle and hog purchases. The cost of sales increases were partially offset in the Prepared Foods segment by lower raw material costs.

Selling, general and administrative expenses decreased $1 million or 0.4%. As a percent of sales, selling, general and administrative expenses increased slightly from 3.7% to 3.8%. The decrease was primarily due to a decrease in corporate advertising expenses primarily related to the Company’s “Powered by Tyson” campaign and prior year charitable contributions, partially offset by an increase in information system services costs.

Other charges increased by $57 million. During the second quarter of fiscal 2006, the Company recorded $45 million in charges related to the closings of its Norfolk, Nebraska beef processing plant and West Point, Nebraska beef slaughtering plant, as well as $14 million in charges related to the closings of its Independence, Iowa and Oelwein, Iowa processed meats plants. In February 2006, the Company announced its decision to close its Norfolk beef processing plant and its West Point beef slaughtering plant. Production from these facilities was shifted primarily to the Company’s beef complex in Dakota City, Nebraska. In January 2006, the Company announced its decision to close two of its processed meats facilities in northeast Iowa. The Independence and Oelwein plants produced chopped ham and sliced luncheon meats. The second quarter of fiscal 2005 included $2 million in charges related to the closings of its Noel, Missouri rendering facility and its Portland, Maine processing facility.

Other income and expense declined by $3 million. The decline is primarily due to foreign exchange gain/loss activity related to the Company’s Canadian operations.

The effective tax rate for the second quarter of fiscal 2006 was 36.2%, compared to 36.6% in the second quarter of fiscal 2005. The income tax benefit for the second quarter of fiscal 2006 was increased by such items as the estimated Extraterritorial Income Exclusion (ETI) benefit and general business credits, and was reduced by certain nondeductible expense items. The American Jobs Creation Act of 2004 provides for the repeal of the ETI deduction and the replacement with a domestic production deduction. The phase out of the ETI deduction for fiscal 2006 allows the Company to take 60% of the prior law allowable deduction for transactions in the second quarter of fiscal 2006.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). The pronouncement requires companies to measure and recognize compensation expense for all share-based payments. In the first quarter of fiscal 2006, the Company adopted SFAS No. 123R and recognized compensation expense in the second quarter of fiscal 2006 of $2 million, net of tax, related to stock options.

Segment Results

Information on segments is as follows (in millions):

	Three Months Ended
	Sales April 1, 2006	Sales April 2, 2005	Sales Change	Volume Change	Average Sales Price Change
Chicken	$2,010	$2,056	$(46)	7.4%	(8.9)%
Beef	2,854	2,774	80	6.1%	(3.0)%
Pork	729	828	(99)	0.5%	(12.4)%
Prepared Foods	641	690	(49)	(0.7)%	(6.5)%
Other	17	11	6	n/a	n/a
Total	$6,251	$6,359	$(108)	5.1%	(6.5)%

	Three Months Ended
	Operating Income (Loss) April 1, 2006	Operating Income (Loss) April 2, 2005	Operating Income (Loss) Change	Operating Margin April 1, 2006	Operating Margin April 2, 2005
Chicken	$9	$143	$(134)	0.4%	7.0%
Beef	(188)	(19)	(169)	(6.6)%	(0.7)%
Pork	9	19	(10)	1.2%	2.3%
Prepared Foods	9	20	(11)	1.4%	2.9%
Other	19	12	7	n/a	n/a
Total	$(142)	$175	$(317)	(2.3)%	2.8%

Chicken segment volume improvement was more than offset by lower sales prices, resulting in sales decreasing 2.2% in the second quarter of fiscal 2006, as compared to the same period last year. Chicken segment operating income decreased $134 million in the second quarter of fiscal 2006, as compared to the same period last year. Operating income was negatively impacted by lower average sales prices, primarily due to an oversupply of proteins in the marketplace. Additionally, the discovery of H5N1 avian influenza in certain foreign markets reduced export prices. Unprecedented leg quarter inventories delayed the recovery of the export prices. Also, operating income was negatively impacted by higher energy costs, higher grain costs and decreased margins at the Company’s operations in Mexico. Operating income was positively impacted by improved results from the Company’s commodity risk management activities related to grain purchases as it realized net losses of $4 million for the second quarter of fiscal 2006, as compared to net losses of $10 million realized in the same period last year.

Beef segment sales increased 2.9% in the second quarter of fiscal 2006, as compared to the same period last year. The increase in the second quarter of fiscal 2006 was primarily due to a 6.1% increase in sales volumes, offset partially by a 3.0% decrease in average sales prices. Beef segment operating results decreased $124 million in the second quarter of fiscal 2006, as compared to the same period last year, excluding plant closing related accruals of $45 million recorded in the second quarter of fiscal 2006. Beef segment operating results were negatively impacted by continued high operating costs, the oversupply of proteins in the marketplace and by the continued restrictions of certain key beef export markets. Additionally, beef operating results for the three months ended April 1, 2006, were negatively impacted by net losses of $18 million from the Company’s commodity risk management activities related to its fixed forward boxed beef sales and forward live cattle purchases, a decrease of $28 million from the same period last year. Decreased volumes and margins at the Company’s Lakeside operation in Canada also negatively impacted the Beef segment’s operating results.

Pork segment volume improvement was more than offset by lower sales prices, resulting in sales decreasing 12.0% in the second quarter of fiscal 2006, as compared to the same period last year. Pork segment operating income decreased $10 million in the second quarter of fiscal 2006, as compared to the same period last year. Operating income was negatively impacted by higher operating costs per head and an oversupply of proteins in the marketplace, resulting in decreased average sales prices, partially offset by lower average live prices.

Prepared Foods segment sales decreased 7.1% in the second quarter of fiscal 2006, as compared to the same period last year. The decrease in sales was primarily due to lower average sales prices and slightly lower sales volumes, partially due to the planned rationalization of lower margin product lines. Prepared Foods segment operating income increased $3 million in the second quarter of fiscal 2006, as compared to the same period last year, excluding plant closing related accruals of $14 million recorded in the second quarter of fiscal 2006. The increases were primarily due to decreased raw material costs, partially offset by lower average sales prices.

Six Months of Fiscal 2006 vs. Six Months of Fiscal 2005

Sales decreased $106 million and 0.8% compared to the same period last year, with a 3.4% decrease in average sales price and a 2.7% increase in volume. The decrease in average sales price was driven by the Chicken, Pork and Prepared Foods segments. Chicken segment sales were negatively impacted by decreases in market prices due primarily to the oversupply of leg quarters. The decrease in the Pork segment average sales prices were primarily driven by a decrease in average live hog prices. The decrease in the Prepared Foods segment average sales prices were primarily driven by a decrease in raw material prices. Additionally, sales for the six months of fiscal 2006 were negatively impacted by net losses of $61 million, as compared to net losses of $1 million recorded in the same periods last year, related to open mark-to-market futures positions from the Company’s commodity risk management activities related to its fixed forward boxed beef and pork sales.

Cost of sales increased $171 million. As a percent of sales, cost of sales increased from 94.0% to 96.1%. The increase as a percentage of sales was primarily due to the decrease in average sales prices, while average live prices and production costs did not decrease at the same rate. Additionally, energy costs increased in all protein segments by approximately $112 million as compared to the same period last year. These increases were partially offset by net gains of $35 million recorded in the six months of fiscal 2006, related to its forward futures contracts for live cattle and hog purchases. The cost of sales increases were partially offset in the Prepared Foods segment by lower raw material costs.

Selling, general and administrative expenses increased $2 million or 0.4%. As a percent of sales, selling, general and administrative expenses remained constant at 3.7%. The increase was primarily due to an increase in personnel-related costs and information system services costs, partially offset by decreases in corporate advertising expenses related to the Company’s “Powered by Tyson” campaign and prior year charitable contributions.

Other charges increased by $54 million. During the six months of fiscal 2006, the Company recorded $45 million in charges related to the closings of its Norfolk, Nebraska beef processing plant and West Point, Nebraska beef slaughtering plant, as well as $14 million in charges related to the closings of its Independence, Iowa and Oelwein, Iowa processed meats plants. In February 2006, the Company announced its decision to close its Norfolk beef processing plant and its West Point beef slaughtering plant. Production from these facilities was shifted primarily to the Company’s beef complex in Dakota City, Nebraska. In January 2006, the Company announced its decision to close two of its processed meats facilities in northeast Iowa. The Independence and Oelwein plants produced chopped ham and sliced luncheon meats. The six months of fiscal 2005 included $5 million in charges related to the closings of its Portland, Maine processing facility and Noel, Missouri rendering facility.

Other income and expense declined by $10 million. The decline is primarily due to an $8 million gain on the sale of the Company’s remaining interest in Specialty Brands, Inc. recorded in the six months of fiscal 2005.

Interest expense decreased $7 million or 6.0%, primarily resulting from a 9.0% decrease in the Company’s average net indebtedness, as well as a slight decrease in the overall weighted average borrowing rate from 7.1% to 7.0%.

The effective tax rate for the first six months of fiscal 2006 was 36.8%, compared to 36.6% for the first six months of fiscal 2005. The year-to-date income tax benefit was increased by such items as the estimated ETI benefit and general business credits, and was reduced by certain nondeductible expense items. The American Jobs Creation Act of 2004 provides for the repeal of the ETI deduction and the replacement with a domestic production deduction. The phase out of the ETI deduction for fiscal 2006 allows the Company to take 80% of the prior law allowable deduction for transactions in the first quarter of fiscal 2006 and 60% of the prior law allowable deductions for transactions occurring in the remainder of the year.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). The pronouncement requires companies to measure and recognize compensation expense for all share-based payments. In the first quarter of fiscal 2006, the Company adopted SFAS No. 123R and recognized compensation expense in the first six months of fiscal 2006 of $4 million, net of tax, related to stock options.

Segment Results

Information on segments is as follows (in millions):

	Six Months Ended
	Sales April 1, 2006	Sales April 2, 2005	Sales Change	Volume Change	Average Sales Price Change
Chicken	$4,046	$4,122	$(76)	3.7%	(5.4)%
Beef	5,772	5,569	203	3.2%	0.5%
Pork	1,521	1,673	(152)	1.0%	(10.0)%
Prepared Foods	1,334	1,423	(89)	(1.6)%	(4.8)%
Other	32	24	8	n/a	n/a
Total	$12,705	$12,811	$(106)	2.7%	(3.4)%

	Six Months Ended
	Operating Income (Loss) April 1, 2006	Operating Income (Loss) April 2, 2005	Operating Income (Loss) Change	Operating Margin April 1, 2006	Operating Margin April 2, 2005
Chicken	$132	247	$(115)	3.2%	6.0%
Beef	(252)	(35)	(217)	(4.4)%	(0.6)%
Pork	20	34	(14)	1.3%	2.0%
Prepared Foods	33	32	1	2.5%	2.2%
Other	35	23	12	n/a	n/a
Total	$(32)	301	$(333)	(0.3)%	2.3%

Chicken segment volume improvement was more than offset by lower sales prices, resulting in sales decreasing 1.8% in the six months of fiscal 2006, as compared to the same period last year. Chicken segment operating income decreased $115 million in the six months of fiscal 2006, as compared to the same period last year. Operating income was negatively impacted by lower average sales prices, primarily due to an oversupply of proteins in the marketplace. Additionally, the discovery of H5N1 avian influenza in certain foreign markets reduced export prices. Unprecedented leg quarter inventories delayed the recovery of the export prices. Also, operating income was negatively impacted by higher energy costs and decreased margins at the Company’s operations in Mexico. Operating income was positively impacted by improved results from the Company’s commodity risk management activities related to grain purchases as it realized net losses of $4 million for the six months of fiscal 2006, as compared to net losses of $33 million realized in the same period last year.

Beef segment sales increased 3.6% in the six months of fiscal 2006, as compared to the same period last year. The increase in sales for the six months of fiscal 2006 was primarily due to a 3.2% increase in volumes, as well as a slight increase in average sales prices. Beef segment operating results decreased $162 million in the six months of fiscal 2006, as compared to the same period last year, excluding plant closing related accruals of $45 million recorded in the six months of fiscal 2006 and $10 million received in the six months of fiscal 2005 in connection with vitamin antitrust litigation. Beef segment operating results were negatively impacted by continued high operating costs, the oversupply of proteins in the marketplace and by the continued restrictions of certain key beef export markets. Additionally, Beef operating results for the six months ended April 1, 2006, were negatively impacted by $21 million from the Company’s commodity risk management activities, a decrease of $19 million from the same period last year. Decreased volumes and margins at the Company’s Lakeside operation in Canada, due in part to the labor strike occurring in the first quarter of fiscal 2006, also negatively impacted the Beef segment’s operating results.

Pork segment volume improvement was more than offset by lower sales prices, resulting in sales decreasing 9.1% in the six months of fiscal 2006, as compared to the same period last year. Pork segment operating income decreased $12 million in the six months of fiscal 2006, as compared to the same period last year, excluding $2 million received in the six months of fiscal 2005 in connection with vitamin antitrust litigation. Operating income was negatively impacted by higher operating costs per head and an oversupply of proteins in the marketplace, resulting in decreased average sales prices, partially offset by lower average live prices.

Prepared Foods segment sales decreased 6.3% in the six months of fiscal 2006, as compared to the same period last year. The decrease in sales was primarily due to lower average sales prices and slightly lower sales volumes, partially due to the planned rationalization of lower margin product lines. Prepared Foods segment operating income increased $12 million in the six months of fiscal 2006, as compared to the same period last year, excluding plant closing related accruals of $14 million recorded in the six months of fiscal 2006 and $3 million recorded in the six months of fiscal 2005. The increases were primarily due to decreased raw material costs, partially offset by lower average sales prices.

FINANCIAL CONDITION

For the three months ended April 1, 2006, net cash totaling $10 million was used for operating activities, a decline of $45 million from the same period last year. The change in net cash from operating activities was primarily due to a decline in net income (loss) of $278 million, excluding the non-cash effect of deferred income taxes, offset by the net change in the working capital effect of $202 million. The change in working capital was primarily due to changes in accounts receivable, inventory and interest payable as compared to the prior year. The Company used cash primarily from borrowings to fund $168 million of property, plant and equipment additions, to pay dividends of $13 million and to repurchase $8 million of the Company’s Class A common stock in the open market.

For the six months ended April 1, 2006, net cash totaling $173 million was provided by operating activities, a decrease of $284 million from the same period last year. The decrease in cash provided by operating activities was primarily due to a decline in net income (loss) of $300 million, excluding the non-cash effect of deferred income taxes. The Company used cash primarily from borrowings and operations to fund $357 million of property, plant and equipment additions, to pay dividends of $27 million and to repurchase $20 million of the Company’s Class A common stock in the open market. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities in order to maintain competitive standing and position the Company for future opportunities. Capital spending for fiscal 2006 is currently expected to be approximately $560 million. This reflects additional spending for a third fully dedicated case-ready plant, new facilities at its Corporate Center that will include a new office tower, expanded product development kitchens and a new pilot production plant. The new facilities will also provide space for the consumer insights group and make provisions for team member development activities and a variety of other projects that will increase automation and support value-added product growth. The Company continues to evaluate potential international and domestic growth opportunities.

Working capital was $1.4 billion at April 1, 2006, and $1.3 billion at October 1, 2005, an increase of $72 million. The current ratio at April 1, 2006, and October 1, 2005, was 1.5 to 1 and 1.6 to 1, respectively. At April 1, 2006, total debt, net of the $750 million held on deposit in an interest bearing account with a trustee, was 41.4% of total capitalization, compared to 39.1% at October 1, 2005.

In the second quarter of fiscal 2006, the Company issued $1.0 billion of new senior unsecured notes which will mature on April 1, 2016. The notes carry a 6.60% interest rate, with interest payments due semi-annually on April 1 and October 1. The Company will use the net proceeds of this offering for general corporate purposes and for the repayment of its outstanding $750 million principal amount of 7.25% Notes due October 1, 2006. The Company’s short-term investment at April 1, 2006, includes $750 million of proceeds from the new issuance. These funds are on deposit with a trustee and will be used for the repayment of the 7.25% Notes maturing October 1, 2006.

Total debt at April 1, 2006, was $4.0 billion, an increase of $991 million from October 1, 2005. However, when adjusted for the $750 million of proceeds on deposit, debt was $3.2 billion or an increase of $241 million from October 1, 2005. Additionally, the Company has an unsecured revolving credit facility totaling $1.0 billion that supports the Company’s commercial paper program, letters of credit and other short-term funding needs. The $1.0 billion facility expires in September 2010. Also, at April 1, 2006, the

Company had a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consisted of $375 million expiring August 2006 and $375 million expiring in August 2008. The Company currently plans to seek an extension of this agreement for an additional year. At April 1, 2006, and October 1, 2005, there were no amounts drawn under the receivables purchase agreement. Outstanding debt at April 1, 2006, consisted of $3.4 billion of debt securities, a $345 million term loan and other indebtedness of $205 million.

The revolving credit facility, senior notes, term loan and accounts receivable securitization contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. The Company was in compliance with all of its covenants at April 1, 2006. The Company successfully renegotiated less restrictive debt covenants in the third quarter of fiscal 2006.

The Company’s foreseeable cash needs for operations and capital expenditures are expected to be met primarily through cash flows provided by operating activities. Additionally, at April 1, 2006, the Company had unused borrowing capacity of $1.5 billion, consisting of $763 million available under its $1.0 billion unsecured revolving credit agreement and $750 million under its accounts receivable securitization.

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

Financial instruments The Company is a purchaser of certain commodities, such as grains, livestock and natural gas in the course of normal operations. The Company uses derivative financial instruments to reduce its exposure to various market risks. Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended. If a derivative instrument is a hedge, as defined by SFAS No. 133, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings as a component of cost of sales. Instruments the Company holds as part of its risk management activities that do not meet the criteria for hedge accounting, as defined by SFAS No. 133, as amended, are marked to fair value with unrealized gains or losses reported currently in earnings. The Company generally does not hedge anticipated transactions beyond 12 months.

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

The Company and its representatives may from time to time make written or oral forward-looking statements, including forward-looking statements made in this report. Such forward looking statements include, but are not limited to, current views and estimates of future economic circumstances, industry conditions in domestic and international markets, Company performance and financial results, including, without limitation, debt-levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Tyson undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains and energy; (ii) market conditions for finished products, including competition from other global and domestic food processors, the supply and pricing of alternative proteins, and the demand for alternative proteins; (iii) risks associated with effectively evaluating derivatives and hedging activities; (iv) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (v) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)) which could have an effect on livestock owned by the Company, the availability of livestock for purchase by the Company, consumer perception of certain protein products or the Company’s ability to access certain domestic and foreign markets; (vi) successful rationalization of existing facilities, and the operating efficiencies of the facilities; (vii) changes in the availability and relative costs of labor and contract growers, and the ability of the Company to maintain good relationships with employees, labor unions, contract growers and independent producers providing livestock to the Company; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) changes in consumer preference and diets, and the Company’s ability to identify and react to consumer trends; (x) significant marketing plan changes by large customers, or the loss of one or more large customers; (xi) adverse results from litigation; (xii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiii) changes in regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws and occupational, health and safety laws; (xiv) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (xv) effectiveness of advertising and marketing programs; and (xvi) the effect of, or changes in, general economic conditions.

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

Commodities Risk The Company is a purchaser of certain commodities, such as grains, livestock and natural gas in the course of normal operations. The Company uses commodity futures to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying the Company’s derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in the Company’s results of operations. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of April 1, 2006, and October 1, 2005, respectively, on fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated. The following sensitivity analysis reflects the impact on earnings for changes in the fair value of open positions.

Effect of 10% change in fair value		in millions
	(unaudited)	(unaudited)
	April 1,	October 1,
	2006	2005
Livestock:
Cattle	$9	$3
Hogs	14	13

Grain	20	15
Natural Gas	5	12

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

Item 4.  Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Interim Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of April 1, 2006, the Company’s disclosure controls and procedures were ineffective due to the item described below.

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

On January 5, 2006, the Company upgraded its general ledger and enterprise-reporting computer system for substantially all domestic operations. Prior to implementation, management documented and tested controls to ensure the controls, upon implementation, would be effective to minimize the risk of financial misstatement. Based on the results of those procedures and the results of review activities since implementation, management believes the controls, as implemented, are working as designed.

In the second quarter ending April 1, 2006, other than the items described above, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 23, 2001, a putative class action lawsuit, R. Lynn Thompson and Deborah S. Thompson, et al. vs. Tyson Foods, Inc., was filed in the District Court for Mayes County, Oklahoma, on behalf of all owners of Grand Lake O' the Cherokee's littoral (lakefront) property. The suit alleges that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake. Plaintiffs are seeking injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorney fees and costs. Simmons Foods, Inc. (Simmons) and Peterson Farms, Inc. (Peterson) have been joined as defendants. On December 11, 2003, the District Court entered an order which granted class certification. The Company, Simmons and Peterson appealed the trial court’s certification to the Oklahoma Court of Civil Appeals. On October 4, 2005, the Court of Civil Appeals of the State of Oklahoma reversed the decision of the District Court, holding that the claims of plaintiffs were not suitable for disposition as a class action. Plaintiffs filed a Petition for Writ of Certiorari seeking review by the Oklahoma Supreme Court of the Court of Civil Appeals’ decision, but by order entered February 16, 2006 the Oklahoma Supreme Court rejected Plaintiffs’ petition and remanded the case back to the District Court with instructions that the matter proceed only on behalf of the three named plaintiffs.

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

On June 19, 2005, the Attorney General of Oklahoma filed a Complaint in the U.S. District Court for the Northern District of Oklahoma against the Company, three subsidiaries and other poultry integrators. After a mediation held in August 2005 did not result in a settlement, a First Amended Complaint (“Amended Complaint”) was filed and served on the Company, three subsidiaries and other poultry integrators. The Amended Complaint asserts state and federal causes of action and seeks injunctive relief and damages (past and future) for alleged pollution to the Illinois River Watershed from the land application of poultry litter by the defendants and contract growers. The Company and other defendants have filed answers and motions to dismiss several of the claims made in the Amended Complaint. The Company and other defendants have also filed third-party complaints that assert claims against other persons and entities whose activities may have contributed to the pollution alleged in the Amended Complaint. In addition to the motions and third-party claims, the Company and its defendant subsidiaries also have asserted various defenses to claims asserted in the amended complaint. Discovery has just recently begun and no trial date has been set.

In February 2002, the Company learned that a processing facility owned by Zemco Industries, Inc., a subsidiary of TFM, is the subject of an investigation by the U.S. Attorney's office in Bangor, Maine, into allegedly improper testing and recording practices. The Company acquired Zemco as part of the Company's acquisition of TFM on September 28, 2001. A former Zemco employee at the processing facility has pled guilty to charges in connection with the investigation. The Company and the U.S. Attorney are presently communicating regarding a possible civil resolution to claims against Zemco.

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

In July 2002, certain cattle producers filed Herman Schumacher, et al. vs. Tyson Fresh Meats, Inc., et al. in the U.S. District Court for the District of South Dakota, seeking certification of a class of cattle producers and naming as defendants TFM and three other beef packers. Plaintiffs claim that in 2001, during the first six weeks that the U.S. Department of Agriculture (USDA) began its mandatory price reporting program, defendants knowingly used the inaccurate boxed beef cutout prices (cutout prices are determined by the USDA through a formula that averages the prices of the various box beef cuts reported by all packers) calculated and published by USDA to negotiate the purchase of fed cattle from plaintiffs at prices substantially lower than would have been economically justified had plaintiffs known the accurate higher cutout prices. Plaintiffs contend that defendants’ conduct constituted an unfair or deceptive practice or was engaged in for the purpose or with the effect of manipulating or controlling prices in violation of the Packers and Stockyards Act (PSA), 7 U.S.C. §192. Plaintiffs also seek damages under state law unjust enrichment principles. The USDA has stated that during the period in question the beef packers correctly reported beef sales information to the USDA and TFM believes it acted appropriately in its dealings with cattle producers. Plaintiffs submitted an affidavit from their expert on April 1, 2004, which maintained class damages were in the "tens of millions" of dollars. On June 4, 2004, the District Court certified a class to pursue the PSA claims, consisting of “all persons or business associations that owned any interest in cattle that were intended for slaughter and who sold or permitted the sale of such cattle (excluding culled dairy and beef cows and bulls) to defendants on the open spot cash cattle market, or on a basis affected by that market, between April 2, 2001, to and including May 11, 2001.” Other classes were certified in connection with the state law unjust enrichment claims. Trial in this matter commenced on March 31, 2006 and a jury verdict was returned against TFM and two of the other three defendants. The jury verdict against TFM was for $4,000,000, but this amount was based on all sales and not just those of the class. TFM has filed a motion with the District Court asking for a judgment as a matter of law based on several issues, including the basis of the jury’s damage award which was not based on any damage model presented at the trial.

On February 16, 2005, a putative shareholders derivative and class action lawsuit, Amalgamated Bank v. Don Tyson, et al., was filed in Delaware Chancery Court against certain present and former directors of the Company. The Company was also named as a nominal defendant, with no relief sought against it. On September 12, 2005, plaintiff Eric Meyer sent a letter to the Honorable William B. Chandler III, of the Delaware Chancery Court, requesting leave to file a putative shareholder derivative complaint under seal. The complaint named as defendants the Tyson Limited Partnership and certain present and former directors of the Company. The Company was also named as a nominal defendant, with no relief sought against it. On September 21, 2005, the court granted plaintiff leave to file the complaint under seal and requested that plaintiff's counsel confer with counsel in Amalgamated Bank v. Tyson in order to consolidate the cases. On January 11, 2006, plaintiffs Amalgamated Bank and Meyer submitted a Consolidated Complaint to the Court. The Court ordered consolidation on January 12, 2006 and captioned the consolidated action In re Tyson Foods, Inc. Consolidated Shareholder's Litigation. The Consolidated Complaint names as defendants the Tyson Limited Partnership and certain present and former directors of the Company. The Company is also named as a nominal defendant, with no relief sought against it. The lawsuit contains five derivative claims alleging that the defendants breached their fiduciary duties by: (1) approving consulting contracts for Don Tyson and Robert Peterson in 2001 and for Don Tyson in 2004; (2) approving and inadequately disclosing certain "other compensation" paid to Tyson executives from 2001 to 2003; (3) approving certain option grants to certain officers and directors with alleged knowledge that the Company was about to make announcements that would cause the stock price to increase; (4) approving and not adequately disclosing various related-party transactions from 2001 to 2004 that plaintiffs allege were unfair to the Company; and (5) making inadequate disclosures that resulting in an SEC consent decree. The Consolidated Complaint asserts three additional derivative claims for: (6) breach of the 1997 settlement agreement in Herbets v. Tyson, et al., No. 14231 (Del. Ch.); (7) civil contempt of the court's order and final judgment in Herbets v. Tyson; and (8) unjust enrichment regarding the benefits obtained by the defendants through the various transactions challenged in the Consolidated Complaint. The Consolidated Complaint also makes a putative class action claim that the Company's 2004 proxy statement contained misrepresentations regarding certain executive compensation. On March 2, 2006, Defendants filed a Motion to Dismiss the Consolidated Complaint. Plaintiffs’ filed a response on May 8, 2006. Defendants’ reply brief is due on June 2, 2006.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding purchases by the Company of its Class A common stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
Jan. 1 to
Jan. 28, 2006	249,869	$16.65	-	22,474,439
Jan. 29 to
Mar. 4, 2006	171,254	14.83	-	22,474,439
Mar. 5 to
Apr. 1, 2006	105,280	13.46	-	22,474,439
Total	526,403 (2)	$15.42	-	22,474,439

(1)

On February 7, 2003, the Company announced that the board of directors of the Company had approved a plan to repurchase up to 25,000,000 shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

The Company purchased 526,403 shares during the period that were not made pursuant to the Company’s previously announced stock repurchase plan, but were purchased to fund certain Company obligations under its equity compensation plans. These purchases were made in open market transactions.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

1. The following directors were elected at the annual meeting of stockholders held February 3, 2006:

Directors	Votes For	Votes Withheld
Don Tyson	1,109,299,768	117,655,143
John Tyson	1,110,606,793	116,348,118
Richard L. Bond	1,110,249,409	116,705,502
Scott T. Ford	1,202,831,108	24,123,803
Lloyd V. Hackley	1,205,552,122	21,402,789
Jim Kever	1,210,311,050	16,643,861
Jo Ann R. Smith	1,209,337,003	17,617,908
Leland E. Tollett	1,111,262,277	115,692,634
Barbara A. Tyson	1,111,265,448	115,689,463
Albert C. Zapanta	1,209,742,937	17,211,974

2. Proposal to ratify the selection of Ernst & Young LLP, registered public accounting firm, as the Company’s independent auditor for the fiscal year ending September 30, 2006:

Votes For	1,223,592,465
Votes Against	1,890,313
Votes Abstained	1,464,448
No Vote	7,685

3. Vote to consider and act upon a shareholder proposal requesting the board of directors issue a report to shareholders by August
2006, prepared at reasonable cost and omitting proprietary information, on the feasibility of Tyson phasing in controlled-
atmosphere killing in all of our approximately 40 U.S. poultry slaughterhouses within a reasonable timeframe, with a focus on the animal welfare and economic benefits that this technology could bring to our Company:

Votes For	13,748,048
Votes Against	1,167,141,064
Votes Abstained	19,278,467
No Vote	26,787,332

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

TYSON FOODS, INC.

Date: May 11, 2006	/s/ Dennis Leatherby
Dennis Leatherby
Senior Vice President, Finance and Treasurer
and Interim Chief Financial Officer

Date: May 11, 2006	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer