Form 10-Q/A
period 2005-12-31
TYSON FOODS INC
filed 2006-05-19
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

In accordance with SEC Rule 12b-15, this Amendment No. 1 on Form 10-Q/A amends Part I, Item 4. Controls and Procedures, of the Quarterly Report on Form 10-Q of Tyson Foods, Inc. (the “Company”) for the fiscal quarter ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”) on February 9, 2006, and presents in its entirety the Form 10-Q, as amended. The amendment does not restate the Company’s consolidated financial statements previously filed in the Form 10-Q and is being filed solely for the purpose of revising Part I, Item 4. Controls and Procedures. This Form 10-Q/A is in response to comments from the Staff of the SEC following their review of the Company’s SEC filing. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Forward-looking statements made reflect our expectations as of the date of our original Form 10-Q filing and have not been adjusted to reflect subsequent information. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s subsequent filings with the SEC.

The changes reflected by this Form 10-Q/A are revisions to Part I, Item 4. Controls and Procedures, related to management’s conclusion regarding the Company’s disclosure controls and procedures. In the first quarter of fiscal 2006, the Company identified one material weakness which existed as of October 1, 2005. At the time of filing the Company’s 2006 first quarter 10-Q, the Company was in the process of, but had not concluded, designing and implementing improvements to controls as a result of the material weakness in internal controls relating to its tax provision calculation for fiscal 2005. The Company inappropriately stated its disclosure controls and procedures were effective, subject to the item described above. Consequently, the Company is revising Part I, Item 4. Controls and Procedures, in this Form 10-Q/A to disclose that the Company’s disclosure controls and procedures were ineffective.

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

Item 4.  Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Interim Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were ineffective due to the item described below.

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

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description	Page
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	37

31.2	Certification of Interim Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	38

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	39

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 12, 2006	/s/ Dennis Leatherby
Dennis Leatherby
Senior Vice President, Finance and Treasurer
and Interim Chief Financial Officer

Date: May 12, 2006	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer