Form 10-Q
period 2006-07-01
TYSON FOODS INC
filed 2006-08-10
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares outstanding of each of the issuer’s classes of common stock as of July 1, 2006, is set forth below:

Class	Outstanding Shares
Class A common stock, $0.10 Par Value	266,001,929
Class B common stock, $0.10 Par Value	88,872,048

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Sales	$6,383	$6,708	$19,088	$19,519
Cost of Sales	6,180	6,189	18,388	18,226
	203	519	700	1,293

Selling, General and Administrative	230	220	700	688
Other Charges	(2)	43	57	48

Operating Income (Loss)	(25)	256	(57)	557
Other (Income) Expense:
Interest Income	(11)	(2)	(17)	(7)
Interest Expense	74	58	189	179
Other	(12)	(1)	(13)	(12)
	51	55	159	160

Income (Loss) Before Income Taxes	(76)	201	(216)	397
Income Tax Expense (Benefit)	(24)	70	(76)	142
Net Income (Loss)	$(52)	$131	$(140)	$255

Weighted Average Shares Outstanding:
Class A Basic	249	243	246	243
Class B Basic	96	102	99	102
Diluted	345	358	345	357

Earnings (Loss) Per Share:
Class A Basic	$(0.15)	$0.39	$(0.41)	$0.76
Class B Basic	$(0.14)	$0.35	$(0.38)	$0.68
Diluted	$(0.15)	$0.36	$(0.41)	$0.71

Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.120	$0.120
Class B	$0.036	$0.036	$0.108	$0.108

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except per share data)

	(Unaudited) July 1, 2006	October 1, 2005
Assets
Current Assets:
Cash and cash equivalents	$44	$40
Short-term investment	760	-
Accounts receivable, net	1,209	1,214
Inventories	2,095	2,062
Other current assets	113	169
Total Current Assets	4,221	3,485
Net Property, Plant and Equipment	4,040	4,007
Goodwill	2,500	2,502
Net Intangible Assets	139	142
Other Assets	346	368
Total Assets	$11,246	$10,504

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,049	$126
Trade accounts payable	954	961
Other current liabilities	914	1,070
Total Current Liabilities	2,917	2,157
Long-Term Debt	3,063	2,869
Deferred Income Taxes	589	638
Other Liabilities	167	169
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 281 million shares at July 1, 2006,
and 268 million shares at October 1, 2005	28	27
Class B-authorized 900 million shares:
issued 89 million shares at July 1, 2006,
and 102 million shares at October 1, 2005	9	10
Capital in excess of par value	1,824	1,867
Retained earnings	2,851	3,032
Accumulated other comprehensive income	28	28
	4,740	4,964
Less treasury stock, at cost-
15 million shares at July 1, 2006,
and October 1, 2005	230	238
Less unamortized deferred compensation	-	55
Total Shareholders’ Equity	4,510	4,671
Total Liabilities and Shareholders’ Equity	$11,246	$10,504

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$(52)	$131	$(140)	$255
Depreciation and amortization	130	126	383	377
Plant closing-related charges	(6)	8	46	12
Deferred income taxes and other	10	16	(111)	(12)
Net changes in working capital	(139)	183	(62)	289

Cash Provided by (Used for) Operating Activities	(57)	464	116	921

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(113)	(163)	(470)	(395)
Proceeds from sale of assets	1	7	14	15
Proceeds from sale of investments	-	-	-	8
Purchases of marketable securities	(51)	(65)	(169)	(482)
Proceeds from sale of marketable securities	101	57	180	440
Purchase of short-term investment	-	-	(750)	-
Other	1	14	11	16

Cash Used for Investing Activities	(61)	(150)	(1,184)	(398)

Cash Flows From Financing Activities:
Net change in debt	126	(307)	125	(467)
Net proceeds from Notes offering	-	-	992	-
Purchases of treasury shares	(10)	(9)	(30)	(36)
Dividends	(14)	(14)	(41)	(41)
Stock options exercised and other	12	11	31	16

Cash Provided by (Used for) Financing Activities	114	(319)	1,077	(528)

Effect of Exchange Rate Change on Cash	9	2	(5)	4

Increase (Decrease) in Cash and Cash Equivalents	5	(3)	4	(1)

Cash and Cash Equivalents at Beginning of Period	39	35	40	33

Cash and Cash Equivalents at End of Period	$44	$32	$44	$32

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:	ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the Company), and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the fiscal year ended October 1, 2005. The preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated condensed financial statements contain all adjustments, including normal recurring accruals and adjustments related to plant closings as disclosed in Note 2, necessary to present fairly the financial position as of July 1, 2006, and the results of operations and cash flows for the three and nine months ended July 1, 2006, and July 2, 2005. The results of operations and cash flows for the three and nine months ended July 1, 2006, and July 2, 2005, are not necessarily indicative of the results to be expected for the full year.

INVESTMENTS

The Company has investments in marketable debt securities. As of July 1, 2006, and October 1, 2005, $13 million and $5 million, respectively, were due in one year or less and were classified in other current assets in the Consolidated Condensed Balance Sheets and $113 million and $133 million, respectively, were classified in other assets in the Consolidated Condensed Balance Sheets, with maturities ranging from one to 30 years. The Company has applied Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), and has determined all of its marketable debt securities are to be classified as available-for-sale investments. These investments are reported at fair value based on quoted market prices as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value judged to be other than temporary are recorded on a net basis in other income. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

In the second quarter of fiscal 2006, the Company issued $1.0 billion of new 6.60% senior unsecured notes which will mature on April 1, 2016. The Company will use $750 million of the proceeds for the repayment of its outstanding $750 million principal amount of 7.25% Notes due October 1, 2006, and the remaining proceeds were used for general corporate purposes. The Company’s short-term investment at July 1, 2006, includes $750 million of proceeds from the new issuance and earnings on the investment. These funds are on deposit in an interest bearing account with a trustee. The Company has applied SFAS No. 115 and has determined the investment is to be classified as available-for-sale.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143 (FIN 47). Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), was issued in June 2001 and requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The associated asset costs are capitalized as part of the carrying amount of the long-lived asset. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the end of fiscal years ending after December 15, 2005; therefore, the Company will adopt FIN 47 as of September 30, 2006. The Company is currently in the process of evaluating any potential effects of FIN 47, but does not believe its adoption will have a material impact on its consolidated condensed financial statements.

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The issues were the circumstances under which two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of Accounting Principles Board Opinion 29, “Accounting for Nonmonetary Transactions” and circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. The Company adopted EITF Issue No. 04-13 in the third quarter of fiscal 2006. The adoption of this Issue did not have a material impact on the Company’s consolidated condensed financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore the Company expects to adopt FIN 48 at the beginning of fiscal 2008. The Company has not yet determined the impact of this accounting standard.

RECLASSIFICATIONS

Certain reclassifications related to the classification of items on the Consolidated Condensed Statements of Operations have been made to conform to current presentations. The effect of the reclassifications was not material to the Company’s consolidated condensed financial statements.

NOTE 2:	OTHER CHARGES

In February 2006, the Company announced its decision to close its Norfolk, Nebraska beef processing plant and its West Point, Nebraska beef slaughtering plant. These facilities closed in February 2006. Production from these facilities was shifted primarily to the Company’s beef complex in Dakota City, Nebraska. Combined, these two facilities employed approximately 1,665 team members. In the second quarter of fiscal 2006, the Company recorded charges of $36 million for estimated impairment charges and $9 million of other closing costs. Other closing costs included $8 million for employee termination benefits and $1 million in other plant closing related liabilities. In the third quarter of fiscal 2006, the Company recorded an additional $2 million related to other plant closing related liabilities and reversed approximately $3 million related to employee termination benefits. These amounts were reflected in the Beef segment as a change to operating income (loss) and included in the Consolidated Condensed Statements of Operations in other charges. The Company accounted for the closing of these facilities in accordance with

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) and Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). As of July 1, 2006, approximately $5 million in employee termination benefits and $3 million of other plant closing related costs had been paid. No material adjustments to the total accrual are anticipated at this time.

In January 2006, the Company announced its decision to close two of its processed meats facilities in northeast Iowa. The Independence and Oelwein plants, which produced chopped ham and sliced luncheon meats, closed in March 2006. Combined, these two facilities employed approximately 400 team members. Equipment from these facilities was removed and either sold or used at other Tyson locations, while the plants and related property are currently offered for sale. In the second quarter of fiscal 2006, the Company recorded charges of $12 million for estimated impairment charges and $2 million for employee termination benefits. In the third quarter of fiscal 2006, the Company reversed approximately $1 million related to employee termination benefits. These amounts were reflected in the Prepared Foods segment as a change to operating income and included in the Consolidated Condensed Statements of Operations in other charges. The Company accounted for the closing of these facilities in accordance with SFAS No. 144 and SFAS No. 146. As of July 1, 2006, approximately $1 million in employee termination benefits had been paid. No material adjustments to the total accrual are anticipated at this time.

During fiscal 2002, the Company recorded $26 million of costs related to the restructuring of its live swine operations that consisted of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring, including lagoon and pit closure costs and employee termination benefits. In the fourth quarter of 2004, the Company recorded an additional reserve of $6 million related to lagoon and pit closure costs. These amounts were reflected in the Company’s Pork segment as a reduction of operating income and included in the Consolidated Condensed Statements of Operations in other charges. The Company is accounting for the restructuring of its live swine operations in accordance with Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and SFAS No. 144. In July 2005, the Company announced it agreed to settle a lawsuit which resulted from the restructuring of its live swine operations. The settlement resulted in the Company recording an additional $33 million of costs in the third quarter of fiscal 2005. These additional costs were reflected in the Company’s Pork segment as a reduction of operating income and included in the Consolidated Condensed Statements of Operations in other charges. As of July 1, 2006, $49 million in payments to former producers and $14 million of other related costs have been paid. No material adjustments to the total accrual are anticipated at this time.

In July 2005, the Company announced its decision to make improvements to one of its Forest, Mississippi, facilities, which includes more product lines, enabling the plant to increase production of processed and marinated chicken. The improvements were made at the former Choctaw Maid Farms location, which the Company acquired in fiscal 2003. The Company’s Cleveland Street Forest, Mississippi, poultry operation ceased operations in March 2006. The Company transferred the production and team members to the newly upgraded facilities. The Cleveland Street Forest operation employed approximately 900 team members. As a result of this decision, the Company recorded total costs of $9 million for estimated impairment charges in fiscal 2005. This amount was reflected in the Chicken segment as a reduction of operating income and included in the Consolidated Condensed Statements of Operations in other charges. The Company accounted for the closing of the Cleveland Street Forest operation in accordance with SFAS No. 144 and SFAS No. 146. No material adjustments to the total accrual are anticipated at this time.

In July 2005, the Company announced its decision to close its Bentonville, Arkansas, facility. The Bentonville operation employed approximately 320 team members and produced raw and partially fried breaded chicken tenders, fillets, livers and gizzards. The plant ceased operations in November 2005. The production from this facility was transferred to the Company’s Russellville, Arkansas, poultry plant, where an expansion enabled the facility to absorb the Bentonville facility’s production. As a result of this decision, the Company recorded total costs of $1 million for estimated impairment charges and $1 million for employee termination benefits in fiscal 2005. These amounts were reflected in the Chicken segment as a reduction to operating income and included in the Consolidated Condensed Statements of Operations in other charges. The Company accounted for the closing of the Bentonville operation in accordance with SFAS No. 144 and SFAS No. 146. As of July 1, 2006, approximately $1 million of employee termination benefits had been paid. No material adjustments to the total accrual are anticipated at this time.

In December 2004, the Company announced its decision to close its Portland, Maine, facility. The Portland operation employed approximately 285 team members and produced sliced meats and cooked roast beef. The plant ceased operations February 4, 2005, and production from this facility was transferred to other locations. As a result of the decision, the Company recorded total costs of $4 million ($3 million and $1 million in the first and second quarters, respectively, of fiscal 2005) that included $2 million of estimated impairment charges and $2 million of employee termination benefits. In the fourth quarter of fiscal 2005, the Company reversed approximately $1 million of closing related liabilities. In the first quarter of fiscal 2006, the Company reversed approximately $1 million related to employee termination benefits. These amounts were reflected in the Prepared Foods segment as a change to operating income and included in the Consolidated Condensed Statements of Operations in other charges. The Company accounted for the closing of the Portland operation in accordance with SFAS No. 144 and SFAS No. 146. As of July 1, 2006, $1 million of employee termination benefits had been paid. No material adjustments to the total accrual are anticipated at this time.

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

The Company had derivative related balances of $20 million and $117 million recorded in other current assets at July 1, 2006, and October 1, 2005, respectively, and $42 million and $125 million in other current liabilities at July 1, 2006, and October 1, 2005, respectively.

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

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges, when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. Ineffectiveness recorded related to the Company’s cash flow hedges was not significant during the three and nine months ended July 1, 2006, and July 2, 2005.

Derivative products related to grain procurement, such as futures and option contracts that meet the criteria for SFAS No. 133 hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement. The Company applies SFAS No. 133 hedge accounting to derivative products related to grain procurement that are hedging physical grain contracts that have previously been purchased. The Company does not purchase derivative products related to grain procurement in excess of its physical grain consumption requirements. The Company’s grain procurement hedging activities are for the grain commodity purchase price only and do not hedge other components of grain cost such as basis differential and freight costs. The after tax gains, net of losses, recorded in accumulated other comprehensive income

(loss) at July 1, 2006, related to cash flow hedges, were $2 million. These gains will be recognized within the next 12 months. The Company generally does not hedge cash flows related to commodities beyond 12 months. Of these gains, the portion resulting from the Company’s open mark-to-market SFAS No. 133 hedge positions was not significant as of July 1, 2006.

Fair value hedges: The Company designates certain futures contracts as fair value hedges of firm commitments to purchase market hogs for slaughter and natural gas for the operation of its plants. From time to time, the Company also enters into foreign currency forward contracts to hedge changes in fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies; however, the Company has not entered into any material contracts during the three and nine months ended July 1, 2006, and July 2, 2005. The changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness recorded related to the Company’s fair value hedges was not significant during the three and nine months ended July 1, 2006, and July 2, 2005.

During the second quarter of fiscal 2006, the Company removed the fair value designation on certain financial instruments that were in place to hedge forward cattle purchases. These designations were removed to provide a natural offset to the gains and losses resulting from the Company’s derivatives tied to its forward fixed price sales of boxed beef, as this activity does not qualify for SFAS No. 133 hedge accounting. The Company recorded net gains of approximately $28 million in the second quarter of fiscal 2006 associated with the financial instruments that were previously designated as fair value hedges. These gains are included in the Consolidated Condensed Statements of Operations in cost of sales.

Undesignated positions: The Company holds positions as part of its risk management activities, primarily certain grains, livestock and natural gas futures for which it does not apply SFAS No. 133 hedge accounting, but instead marks these positions to fair value through earnings at each reporting date. Changes in market value of derivatives used in the Company’s risk management activities surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. Changes in market value of derivatives used in the Company’s risk management activities surrounding forward sales contracts are recorded in sales. The Company generally does not enter into undesignated positions beyond 12 months.

The Company enters into certain forward sales of boxed beef and boxed pork and forward purchases of cattle at fixed prices. The fixed price sales contracts lock in the proceeds from a sale in the future and the fixed cattle purchases lock in the cost of raw material in the future, although the cost of the livestock and the related boxed beef and pork market prices at the time of the sale or purchase will vary from this fixed price, creating basis risk. Therefore, as fixed forward sales and forward purchases of cattle are entered into, the Company also enters into the appropriate number of livestock futures positions. Changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date even though the economic impact of the Company’s fixed prices being above or below the market price is only realized at the time of sale or purchase. In connection with these livestock futures, the Company recorded realized and unrealized net losses of $14 million and $28 million for the three and nine months ended July 1, 2006, respectively, which included an unrealized pretax loss on open mark-to-market futures positions of approximately $17 million as of July 1, 2006. Included in the net losses for the nine months ended July 1, 2006, are net gains of $28 million subsequent to the removal of certain fair value designations described above. For the three and nine months ended July 2, 2005, the Company recorded realized and unrealized net losses of $13 million and net gains of $7 million, respectively, related to livestock futures positions.

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

	July 1,	October 1,
	2006	2005
Processed products	$1,210	$1,210
Livestock	562	537
Supplies and other	323	315
Total inventory	$2,095	$2,062

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	July 1,	October 1,
	2006	2005
Land	$112	$113
Buildings and leasehold improvements	2,390	2,339
Machinery and equipment	4,214	4,015
Land improvements and other	198	195
Buildings and equipment under construction	435	407
	7,349	7,069
Less accumulated depreciation	3,309	3,062
Net property, plant and equipment	$4,040	$4,007

NOTE 6:	OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	July 1,	October 1,
	2006	2005
Accrued salaries, wages and benefits	$265	$269
Self-insurance reserves	250	252
Income taxes payable	69	183
Other	330	366
Total other current liabilities	$914	$1,070

NOTE 7:	LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

		July 1,	October 1,
	Maturity	2006	2005

Revolving Credit Facility	2010	$-	$-
Senior Notes (rates ranging from 6.13% to 8.25%)	2006–2028	3,417	2,529
Term Loan (6.09% effective rate at 7/1/06 and
4.44% effective rate at 10/1/05)	2008	345	345
Accounts Receivable Securitization (5.77% effective rate at 7/1/06)	2006, 2008	246	-
Institutional Notes
(10.84% effective rate at 7/1/06 and 10/1/05)	2006	10	10
Leveraged equipment loans
(rates ranging from 4.67% to 5.99%)	2006–2009	44	64
Other	Various	50	47
Total debt		4,112	2,995
Less current debt		1,049	126
Total long-term debt		$3,063	$2,869

In the second quarter of fiscal 2006, the Company issued $1.0 billion of new senior unsecured notes which will mature on April 1, 2016. The notes carried an initial 6.60% interest rate, with interest payments due semi-annually on April 1 and October 1. The Company will use $750 million of the proceeds for the repayment of its outstanding $750 million principal amount of 7.25% Notes due October 1, 2006. The remaining proceeds were used for general corporate purposes. The Company’s short-term investment at July 1, 2006, includes $750 million of proceeds from this new issuance and earnings on the investment. The $750 million was deposited in an interest bearing account with a trustee.

The revolving credit facility, senior notes, term loan and accounts receivable securitization contain various covenants, the more restrictive of which contain maximum allowed leverage ratios and a minimum required interest coverage ratio. At the time the Company completed the initial draft of its third quarter interim financial statements, the Company determined it would not have been in compliance with the maximum allowed leverage ratios with respect to the revolving credit facility and the term loan as of July 1, 2006. The Company obtained a waiver for such covenants it would not have been in compliance with and negotiated less restrictive debt covenants during the fourth quarter of fiscal 2006. See Note 17: Subsequent Events, for further discussion on the waiver, revised debt covenants and the classification of the debt as long-term.

The Company has an unsecured revolving credit facility totaling $1.0 billion that supports the Company’s short-term funding needs and letters of credit. The facility expires in September 2010. At July 1, 2006, the Company had outstanding letters of credit totaling approximately $148 million issued primarily in support of workers’ compensation insurance programs and derivative activities. There were no draw downs under these letters of credit at July 1, 2006. At July 1, 2006, and October 1, 2005, there were no amounts drawn under the revolving credit facility; however, the outstanding letters of credit and outstanding borrowings related to its commercial paper program reduce the amount available under the revolving credit facility. See Note 17: Subsequent Events, for further discussion regarding a decrease in the availability under the Company’s unsecured revolving credit facility.

At July 1, 2006, the Company had a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consisted of $375 million expiring in August 2006 and $375 million expiring in August 2008. On August 8, 2006, the Company extended the expiration dates under the receivables purchase agreement to provide that $375 million in commitments under the agreement expire in August 2007 and the other $375 million in commitments expire in August 2009. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of the Company’s accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company. TRC has its own separate creditors that are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC’s equity holder. At July 1, 2006, there was $123 million outstanding of the commitments under the agreement expiring in August 2006 and $123 million outstanding of the commitments under the agreement expiring in August 2008, while at October 1, 2005, there were no amounts drawn under the receivables purchase agreement.

The Company guarantees debt of outside third parties, which include a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt range from two to nine years and the maximum potential amount of future payments as of July 1, 2006, was $78 million. The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $110 million, of which, approximately $27 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered to be probable. At July 1, 2006, and October 1, 2005, no liabilities for guarantees were recorded.

The Company has fully and unconditionally guaranteed $384 million of senior notes issued by Tyson Fresh Meats, Inc., a wholly-owned subsidiary of the Company. Additionally, the Company has fully and unconditionally guaranteed $345 million related to a term loan facility borrowed by Lakeside Farm Industries, Ltd., a wholly-owned subsidiary of the Company.

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

Wage and Hour/ Labor Matters:  In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of the Company's processing facilities. On May 9, 2002, a civil complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama, Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. The complaint alleges that the Company violated the overtime provisions of the federal Fair Labor Standards Act (FLSA) at the Company's chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor has indicated in discovery that the case seeks to require the Company to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, an additional amount in unspecified liquidated damages, and an injunction against future violations at that facility and all other chicken processing facilities operated by the Company. Discovery is in process and set to close on September 18, 2006. No trial date has been set.

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the FLSA. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. To date, approximately 5,100 consents have been filed with the District Court. Plaintiff’s filed their Renewed Motion for Court Supervised Notice to Potential Collective Action Members on April 18, 2006, to which the Company filed their response on June 27, 2006. It is anticipated that Plaintiffs will file a reply no later than August 9, 2006. No trial date has been set.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox in that the employees claim violations of the FLSA for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law. Plaintiffs sought to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania, and plaintiffs sought reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. Approximately 560 additional current or former employees filed consents to join the lawsuit. A two week jury trial beginning on June 5, 2006 ended with a verdict in Tyson’s favor. Final judgment was entered on June 22, 2006 and the Plaintiffs filed their notice of appeal on July 21, 2006.

On November 5, 2001, Maria Chavez, et al. v. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. (Chavez) was filed in the U.S. District Court for the Eastern District of Washington by employees of TFM’s Pasco, Washington beef slaughter, processing and hides facilities, alleging violations of the FLSA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The Chavez lawsuit alleges TFM and/or the Company required employees to perform unpaid work related to the donning and doffing of certain personal protective clothing and equipment, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege the holdings in Alvarez, et al. v. IBP support a claim of collateral estoppel and/or res judicata as to many of the issues raised in this litigation. On July 20, 2005, judgment was entered for $11.4 million, exclusive of costs and attorney fees. Attorneys for the Chavez plaintiffs have indicated to the Company their intention to file a follow-on suit to Chavez for different potential claimants alleging similar violations to those raised in Chavez. On November 28, 2005, the District Court awarded the attorneys for the Chavez plaintiffs approximately $1.9 million in fees and expenses. On December 12, 2005, the District Court awarded additional costs of $19,651. On December 8, 2005, the Company filed a notice of appeal with the Ninth Circuit Court of Appeals. The parties later met and reached an agreement that will resolve Chavez and certain post-Chavez claims for $10.2 million. On May 19, 2006, a Settlement Agreement and a Joint Motion to Approve Class Action Settlement was filed by the parties. The district court will hold a Final Approval Hearing on September 26, 2006, at which time it will consider the terms of settlement.

On November 21, 2002, a lawsuit entitled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee. Ten current and former hourly employees of Tyson Fresh Meat's (TFM) case-ready facility in Goodlettsville, Tennessee, filed a complaint on behalf of themselves and other unspecified, allegedly "similarly situated" employees, claiming the defendants violated the overtime provisions of the FLSA. The suit alleges the defendants failed to pay employees for all hours worked from the plant's commencement of operations in April 2001. In particular, the suit alleges employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period. The suit also alleges the Company deducts 30 minutes per day from employees' paychecks regardless of whether employees obtain a full 30-minute period for their meal. Plaintiffs are seeking a declaration that the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs. On November 17, 2003, the District Court conditionally certified a collective action composed of similarly situated current and former employees at the Goodlettsville facility based upon clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001. Class Notices to approximately 4,500 prospective class members were mailed on January 21, 2004. Approximately 525 current and former employees opted into the class. A second, opt-in class notice was mailed to 1,996 current and former team members who were hired after December 16, 2003. In late March 2006, Plaintiffs reported a total of 48 additional persons who opted into the class. Discovery will conclude on December 31, 2006, after which the District Court will hold a status conference to discuss the need for dispositive motions and trial.

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

	Three Months Ended	Nine Months Ended
	July 2, 2005	July 2, 2005

Net income as reported	$131	$255
Stock-based employee compensation expense
included in net income, net of tax	5	12
Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of tax	(7)	(18)
Pro forma net income	$129	$249
Earnings per share
As reported
Class A Basic	$0.39	$0.76
Class B Basic	0.35	0.68
Diluted	0.36	0.71
Pro forma
Class A Basic	$0.38	$0.74
Class B Basic	0.35	0.67
Diluted	0.36	0.70

The Company issues shares under its stock-based compensation plans by issuing Class A common stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) was 11,460,043 at July 1, 2006.

Stock Options

Shareholders approved the Incentive Plan in January 2001. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (Compensation Committee). The Incentive Plan includes provisions for granting incentive stock options for shares of Class A stock at a price not less than the fair market value at the date of grant. Nonqualified stock options may be granted at a price equal to, less than or more than the fair market value of Class A stock on the date the option is granted.  Stock options under the Incentive Plan generally become exercisable ratably over two to five years from the date of grant and must be exercised within 10 years from the date of grant. The Company’s policy is to recognize compensation expense on a straight line basis over the requisite service period for the entire award.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares Under	Exercise Price	Contractual	Value
	Option	Per Share	Life (in Years)	(in millions)
Outstanding, October 1, 2005	17,343,294	$12.93
Exercised	(1,561,259)	10.94
Canceled	(713,764)	14.59
Granted	3,695,728	16.35
Outstanding, July 1, 2006	18,763,999	13.68	6.2	$37

Exercisable, July 1, 2006	8,862,926	$12.52	3.9	$27

The weighted-average grant-date fair value of options granted during the first quarter of fiscal 2006 was $6.86. No options were granted during the second or third quarters of fiscal 2006. The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model for grants awarded prior to October 1, 2005, and a binomial lattice method for grants awarded subsequent to October 1, 2005. The change to the binomial lattice method was made to better reflect the exercise behavior of top management. The Company uses historical volatility for a period of time that is comparable to the expected life of the option to determine volatility assumptions. Risk free interest rates are based on the five year Treasury bond rate. Weighted average assumptions as of July 1, 2006, used in the fair value calculation are outlined in the following table.

Weighted average expected life	5.6 years
Weighted average risk-free interest rate	3.52%
Range of risk-free interest rates	2.6-4.8%
Weighted average expected volatility	35.90%
Range of expected volatility	35.2-40.1%
Expected dividend yield	1.17%

The Company recognized stock-based compensation expense related to stock options, net of income taxes, of $3 million and $7 million during the three months and nine months ended July 1, 2006, respectively. This included a tax benefit of $1 million and $4 million for the three and nine months ended July 1, 2006, respectively. There were no options vested during the third quarter of fiscal year 2006. The fair value of options vested was $5 million for the nine months ended July 1, 2006.

The Company received cash from the exercise of stock options of $5 million and $19 million for the three and nine months ended July 1, 2006, respectively. The related tax benefit realized from stock options exercised during the three and nine months ended July 1, 2006, was $1 million and $4 million, respectively. The total intrinsic value of options exercised in the three months and nine months ended July 1, 2006, was $2 million and $7 million, respectively. Prior to the adoption of SFAS No. 123R, the Company classified the tax benefits of deductions resulting from the exercise of stock options as cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows. SFAS No. 123R requires the cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) to be classified as financing cash flows. The Company did not realize any excess tax deductions during the three and nine months ending July 1, 2006. As of July 1, 2006, the Company had $41 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.5 years.

Restricted Stock

The Company issues restricted stock at the market value as of the date of grant, with restrictions expiring over periods through July 1, 2020. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of	Grant-Date Fair	Contractual	Value
	Shares	Value Per Share	Life (in Years)	(in millions)
Nonvested, October 1, 2005	9,126,656	$12.42
Granted	757,410	16.08
Dividends	76,173	14.60
Vested	(264,997)	12.24
Forfeited	(204,400)	13.72
Nonvested, July 1, 2006	9,490,842	$12.70	1.7	$141

As of July 1, 2006, the Company had $46 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted-average period of 1.7 years.

The Company recognized stock-based compensation expense related to restricted stock, net of income taxes, of $4 million and $11 million for the three and nine months ended July 1, 2006, respectively. The related tax benefit for the three and nine months ended July 1, 2006, was $3 million and $7 million, respectively.

Performance-based Shares

In July 2003, the Compensation Committee authorized the Company to award performance-based shares of the Company’s Class A stock to certain senior executive officers on the first business day of each of the Company’s 2004, 2005 and 2006 fiscal years having an initial maximum aggregate value of $4 million on the date of each award. In August 2005 and September 2004, the Compensation Committee authorized the expansion of the fiscal 2006 and fiscal 2005 awards to include additional senior officers. The expansions increased the initial maximum aggregate value by $3 million and $2 million for the 2006 and 2005 grants, respectively. The vesting of the performance-based shares for the 2004 and 2005 awards is over three years, and the vesting of the 2006 award is over two and one-half to three years (the Vesting Period), each award being subject to the attainment of Company goals determined by the Compensation Committee prior to the date of the award. The Company reviews progress towards the attainment of Company goals each quarter during the Vesting Period. The attainment of Company goals can be finally determined only at the end of the Vesting Period. If the shares vest, the ultimate cost to the Company will be equal to the Class A stock price on the date the shares vest times the number of shares awarded for all performance grants with other than market criteria. For grants with market performance criteria, the ultimate cost will be the fair value of the probable shares to vest regardless if the shares actually vest. In the first quarter of fiscal 2006, the Company began accounting for performance-based shares in accordance with SFAS No. 123R. Total expenses recorded under SFAS No. 123R related to performance-based shares were not significant in the three and nine months ended July 1, 2006.

NOTE 10:	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for the pension and other postretirement benefit plans that were recognized in the Consolidated Condensed Statements of Operations are as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Service cost	$1	$2	$1	$-
Interest cost	2	1	1	1
Amortization of prior service cost	1	-	(1)	-
Expected return on plan assets	(2)	(1)	-	-
Net periodic benefit cost	$2	$2	$1	$1

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Service cost	$4	$5	$1	$-
Interest cost	5	4	3	3
Amortization of prior service cost	1	1	(2)	(1)
Expected return on plan assets	(5)	(4)	-	-
Net periodic benefit cost	$5	$6	$2	$2

As of July 1, 2006, the Company changed its previous plans to contribute $9 million to the pension plans and will now not make any contributions during fiscal year 2006. During the first nine months of fiscal year 2006, the Company contributed $10 million to its other postretirement benefit plans. Additional contributions of $3 million are expected throughout the remainder of fiscal year 2006.

NOTE 11:	INCOME TAXES

The effective tax rate for the third quarter and nine months of fiscal 2006 was 32.4% and 35.3%, respectively, as compared to 35.2% and 35.9% for the same periods of fiscal 2005. The income tax benefit for the third quarter of fiscal 2006 was increased by such items as the estimated Extraterritorial Income Exclusion (ETI) benefit and general business credits, and was reduced by certain nondeductible expense items. On October 11, 2004, the Senate passed the American Jobs Creation Act of 2004, which was signed into law by the President on October 22, 2004. This new law provides for the repeal of the ETI deduction and the replacement with a domestic production deduction. The phase out of the ETI deduction for fiscal 2006 will allow the Company to take 80% of the prior law allowable deduction for transactions occurring in the first quarter of fiscal 2006 and 60% of the prior allowable law deduction for transactions in the remainder of the year. In addition, the Company’s production income qualifies for the domestic production deduction which was applicable to the Company beginning with the first quarter of fiscal 2006. This provision will be phased in from fiscal 2006 through fiscal 2011 and provides for a deduction of between 3% and 9% of qualifying domestic production income over that period. For fiscal 2006, the deduction will be 3% of qualified income. However, due to income limitations of the provision, no benefit from the production deduction is included in the year-to-date effective rate.

In connection with the Company’s renewal of certain leases, it noted differences in deferred tax liabilities related to temporary book to tax basis differences. At this time, the tax effect of the aggregate basis differences related to the leases is an understatement of approximately $22 million.

The Company initiated a review process to assess the adequacy of tax liabilities recorded for basis differences and all of its tax account balances, not just those related to its lease agreements. As this process continues, additional information, including additional temporary differences, positive or negative, may be discovered which could materially impact the preliminary differences indicated above. However, management does not believe this will have a material impact on the results of operations for the nine months ended July 1, 2006, or July 2, 2005. Once the review is completed, which is currently expected to be by October 31, 2006, the Company will make a final determination as to what, if any, adjustments should be recorded in the Company’s financial statements and in which period any such adjustments should be recorded.

NOTE 12:	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Numerator:
Net income (loss)	$(52)	$131	$(140)	$255
Less Dividends:
Class A ($0.040/share/quarter)	11	10	31	30
Class B ($0.036/share/quarter)	4	4	11	11
Undistributed earnings (losses)	$(67)	$117	$(182)	$214

Class A undistributed earnings (losses)	(49)	85	(134)	155
Class B undistributed earnings (losses)	(18)	32	(48)	59
Total undistributed earnings (losses)	$(67)	$117	$(182)	$214

Denominator:
Denominator for basic earnings (loss) per share:
Class A weighted average shares	249	243	246	243
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	96	102	99	102
Effect of dilutive securities:
Stock options and restricted stock	-	13	-	12
Denominator for diluted earnings per
share – adjusted weighted average
shares and assumed conversions	345	358	345	357

Class A Basic earnings (loss) per share	$(0.15)	$0.39	$(0.41)	$0.76
Class B Basic earnings (loss) per share	$(0.14)	$0.35	$(0.38)	$0.68
Diluted earnings (loss) per share	$(0.15)	$0.36	$(0.41)	$0.71

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

Approximately 29 million of the Company’s option shares were antidilutive for both the three and nine months ended July 1, 2006, respectively, and two million were antidilutive for both the three and nine months ended July 2, 2005. These shares were not included in the dilutive earnings per share calculation.

NOTE 13:	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Net income (loss)	$(52)	$131	$(140)	$255
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(6)	9	(9)	16
Pension unrealized loss	-	-	-	(5)
Investments unrealized loss	-	-	-	(1)
Derivative gain	-	4	3	5
Derivative loss reclassified to income statement	1	1	6	24
Total comprehensive income (loss)	$(57)	$145	$(140)	$294

The related tax effects allocated to the components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Income tax benefit (expense):
Pension unrealized loss	$-	$-	$-	$2
Derivative gain	-	(2)	(2)	(3)
Derivative loss reclassified to income statement	-	(1)	(3)	(15)
Total income tax benefit (expense)	$-	$(3)	$(5)	$(16)

NOTE 14:	SUPPLEMENTAL CASH FLOW INFORMATION

The following non-cash transaction was excluded from the Consolidated Condensed Statements of Cash Flows for the third quarter and nine months of fiscal 2005. A $26 million change in goodwill in the third quarter of fiscal 2005 from the April 2, 2005 balance and a corresponding change in other current liabilities was due to an adjustment of pre-acquisition tax liabilities assumed as part of the TFM acquisition. During the third quarter of fiscal 2005, it was determined this accrual of $26 million of pre-acquisition tax liability was no longer needed due to the closing of an IRS examination. As a result, the current liability and the goodwill were adjusted in the third quarter of fiscal 2005.

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

Other segment includes the logistics group and other miscellaneous adjustments.

Information on segments and a reconciliation to income (loss) before taxes on income are as follows, (in millions):

	Three Months Ended			Nine Months Ended
	July 1,	July 2,		July 1,		July 2,
	2006	2005		2006		2005
Sales:
Chicken	$1,922	$2,085		$5,968		$6,207
Beef	3,032	3,102		8,804		8,671
Pork	754	811		2,275		2,484
Prepared Foods	661	696		1,995		2,119
Other	14	14		46		38
Total Sales	$6,383	$6,708		$19,088		$19,519

Operating Income (Loss):
Chicken	$(59)	$198	(a)	$73		$445	(e)
Beef	(10)	36		(262)	(c)	1	(f)
Pork	12	(19)	(b)	32		15	(g)
Prepared Foods	13	28		46	(d)	60	(h)
Other	19	13		54		36
Total Operating Income (Loss)	(25)	256		(57)		557

Other Expense	51	55		159		160

Income (Loss) Before Income Taxes	$(76)	$201		$(216)		$397

a.	Includes $10 million of pretax charges related to the closing of the Cleveland Street Forest, Mississippi, and Bentonville, Arkansas, poultry operations.
b.	Includes $33 million of pretax charges related to a legal settlement involving the Company’s live swine operation.
c.	Includes $45 million of pretax charges related to the closings of the Norfolk, Nebraska and West Point, Nebraska facilities.
d.	Includes $14 million of pretax charges related to the closings of the Independence, Iowa and Oelwein, Iowa facilities.

e. Includes $12 million of pretax charges primarily related to the closing of the Cleveland Street Forest, Mississippi, and Bentonville, Arkansas, poultry operations.

f.	Includes $10 million of pretax gains related to vitamin antitrust litigation.
g.	Includes $33 million of pretax charges related to a legal settlement involving the Company’s live swine operations and $2 million of pretax gains related to vitamin antitrust litigation.
h.	Includes $3 million of pretax charges primarily related to the closing of the Portland, Maine, facility.

The Beef segment had sales of $28 million and $26 million in the third quarter of fiscal years 2006 and 2005, respectively, and sales of $69 million and $62 million in the nine months of fiscal years 2006 and 2005, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $112 million and $109 million in the third quarter of fiscal years 2006 and 2005, respectively, and sales of $344 million and $386 million in the nine months of fiscal years 2006 and 2005, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

NOTE 16:	CAPITAL STRUCTURE

During the third quarter of fiscal 2006, Tyson Limited Partnership converted 10,000,000 shares of Class B Common Stock to Class A Common Stock (on a one for one basis).

During the second quarter of fiscal 2006, Don Tyson, a director of the Company, converted 750,000 shares of Class B Common Stock to Class A Common Stock (on a one for one basis). Additionally, Tyson Limited Partnership converted 2,000,000 shares of Class B Common Stock to Class A Common Stock (on a one for one basis).

NOTE 17: SUBSEQUENT EVENTS

On July 24, 2006, Moody’s Investors Services, Inc. downgraded the Company’s credit rating applicable to its senior notes from “Baa3” to “Ba1.” This downgrade increased the interest rate on the $1.0 billion senior unsecured notes issued in the second quarter of fiscal 2006 from 6.60% to 6.85%, effective since the last interest payment made (i.e. the issuance of the new notes). Accordingly, in the fourth quarter, the Company will record an additional $0.7 million for the interest period from March 22, 2006 to July 1, 2006. This downgrade will increase annual interest expense and related fees by approximately $5 million, including $2.5 million related to the $1.0 billion senior unsecured notes issued in the second quarter of fiscal 2006.

On July 31, 2006, Standard & Poor’s downgraded the Company’s credit rating applicable to its senior notes from “BBB” to

“BBB-.” This downgrade did not result in an increase in the interest rate on the $1.0 billion senior unsecured notes issued in the second quarter of fiscal 2006.

On July 27, 2006, the Company entered into a third amendment to its five-year revolving credit facility and the three-year term loan facility of its subsidiary, Lakeside Farm Industries, Ltd. These amendments modified the minimum required interest coverage ratio, temporarily suspended the maximum allowed leverage ratios and implemented temporary minimum consolidated EBITDA requirements. At the time the Company completed the initial draft of its third quarter interim financial statements, the Company determined it would not have been in compliance with the maximum allowed leverage ratios with respect to the revolving credit facility and term loan as of July 1, 2006. The Company obtained a waiver for such covenants it would not have been in compliance with and negotiated less restrictive debt covenants during the fourth quarter of fiscal 2006. The Company is in compliance with the new covenant requirements as of July 1, 2006. Accordingly, the Company has classified the debt as long-term in accordance with its terms.

In connection with these amendments, the Company’s availability under its unsecured revolving credit facility has decreased and if the Company’s credit rating is further downgraded, prior to the end of the second quarter of fiscal 2007, the Company is required to have certain of its subsidiaries guarantee the revolving credit facility and term loan. The amended agreement allows for a maximum availability under the revolving credit facility of 50% of inventory, reduced by letters of credit issued and amounts outstanding under its term loan. The amount available as of August 4, 2006, was $554 million.

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

Net loss for the third quarter of fiscal 2006 was $52 million, or $0.15 per diluted share, compared to earnings of $131 million, or $0.36 per diluted share, for the third quarter of fiscal 2005. Pretax earnings for the third quarter of fiscal 2005 included $33 million of costs related to a legal settlement involving the Company’s live swine operations and $10 million related to poultry plant closings.

Net loss for the nine months of fiscal 2006 was $140 million, or $0.41 per diluted share, compared to earnings of $255 million, or $0.71 per diluted share, for the nine months of fiscal 2005. Pretax loss for the nine months of fiscal 2006 included $45 million of costs related to beef plant closings and $14 million related to prepared foods plant closings. Pretax earnings for the nine months of fiscal 2005 included $33 million of costs related to a legal settlement involving the Company’s live swine operations and $15 million of costs related to poultry and prepared foods plant closings, partially offset by $12 million received in connection with vitamin antitrust litigation and a gain of $8 million from the sale of the Company’s remaining interest in Specialty Brands, Inc.

The Company’s Beef, Pork and Prepared Foods segments’ operating results for the third quarter of fiscal 2006 improved $126 million over the second quarter, excluding plant closing charges of $59 million recorded in the second quarter of fiscal 2006. However, as anticipated, the Company continued to face challenging operating conditions in the third quarter of fiscal 2006. The oversupply of proteins, as well as higher energy costs, negatively impacted the operating results of each of the Company’s segments.

Chicken and Beef sales volumes increased 7.0% and 6.3%, respectively, as compared to the same quarter last year, however, these improvements were more than offset by lower average sales prices, resulting in decreased sales and operating losses for both segments. The Chicken segment continued to be negatively impacted by low leg quarter pricing and increased grain costs. Domestically, Beef margins improved, but the Company’s Lakeside operation was adversely effected by tighter cattle supplies, operational inefficiencies and the stronger Canadian dollar value against the U.S. dollar.

Management’s primary goal during this difficult operating environment is to return the Company to profitability. One of the measures being taken to achieve this goal is to manage and reduce costs. In May 2006, the Company embarked on a plan to reduce costs by approximately $110 million. After reviewing all aspects of the Company’s business, as well as suggestions from team members, approximately $200 million of cost reduction initiatives were identified, exceeding the Company’s original goal. About half of that is expected to be divided equally among consulting and professional fees, sales and marketing. The remaining $100 million is expected to be divided equally between staffing costs and other expenses. Virtually all of the cost reduction initiatives should be in place by the end of the calendar year, with savings beginning principally in fiscal 2007.

Although returning the Company to profitability is its primary short-term goal, management also remains focused on the following primary elements of its long-term strategy: creating more value-added products, improving operational efficiencies and expanding internationally.

Tax Account Balance Review

In connection with the Company’s renewal of certain leases, it noted differences in deferred tax liabilities related to temporary book to tax basis differences. At this time, the tax effect of the aggregate basis differences related to the leases is an understatement of approximately $22 million.

The Company initiated a review process to assess the adequacy of tax liabilities recorded for basis differences and all of its tax account balances, not just those related to its lease agreements. As this process continues, additional information, including additional temporary differences, positive or negative, may be discovered which could materially impact the preliminary differences indicated above. However, management does not believe this will have a material impact on the results of operations for the nine months ended July 1, 2006, or July 2, 2005. Once the review is completed, which is currently expected to be by October 31, 2006, the Company will make a final determination as to what, if any, adjustments should be recorded in the Company’s financial statements and in which period any such adjustments should be recorded.

Goodwill

The Company tests goodwill for impairment by reporting unit on an annual basis during the fourth quarter each fiscal year. During the second quarter of fiscal 2006, in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” the Company reviewed goodwill for impairment related to its Beef reporting unit. The review resulted from the significant adverse changes in the business climate of the Company’s Beef segment.

The Company forecasted cash flows to estimate the fair value of the Beef segment reporting unit based on reasonable and supportable assumptions. The forecast reflected improved results from current Beef reporting unit levels, which resulted in the fair value of the Beef reporting unit exceeding the carrying value. Therefore, the goodwill of the Beef reporting unit was not impaired. The improved forecasted results were mainly due to the expectations that beef export restrictions would abate, cattle supplies would increase and the overabundance of chicken and pork in the marketplace would lessen.

Although the Beef segment realized an operating loss in the third quarter of fiscal 2006, results improved significantly from the second quarter, therefore the Company did not review goodwill for impairment related to its Beef reporting unit in the third quarter of fiscal 2006, as it believed its second quarter analysis continued to be its best estimate of the value of goodwill and did not believe new impairment indicators were present. The Company will perform its annual testing of goodwill by reporting unit in the fourth quarter of fiscal 2006.

SFAS No. 123R

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

The Company recognized compensation expense (net of tax) in the third quarter and nine months of fiscal 2006 of $3 million and $7 million, respectively, related to stock options.

As of July 1, 2006, the Company had $41 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.5 years and $46 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted-average period of 1.7 years.

Outlook

Although management believes the fourth quarter will continue to be difficult, improvements are anticipated in the Chicken, Beef and Prepared Foods segments. Pork segment results are expected to remain flat. Chicken segment operating results are expected to be positive in the fourth quarter of fiscal 2006, as the Company realizes the effects of reduced inventories and improved leg quarter pricing. Additionally, if cattle supplies increase as anticipated, Beef operating margins are expected to slightly improve.

Based on the Company’s outlook for fiscal year 2006, including its view of all the various markets, the Company now estimates its fiscal 2006 diluted loss per share to be in the range of $0.41 to $0.51.

Third Quarter of Fiscal 2006 vs. Third Quarter of Fiscal 2005

Sales decreased $325 million, or 4.8%, compared to the same period last year, with a 9.3% decrease in average sales price and a 4.9% increase in volume. The oversupply of proteins led to decreased average sales prices in all segments. Chicken segment sales were negatively impacted by decreases in market prices due primarily to the oversupply of leg quarters. Additionally, third quarter fiscal 2006 sales were positively impacted by realized and unrealized net gains of $42 million, as compared to net losses of $16 million recorded in the same period last year from the Company’s commodity risk management activities related to its fixed forward boxed beef and pork sales.

Cost of sales decreased $9 million compared to the same period last year. As a percent of sales, cost of sales increased from 92.3% to 96.8%. The increase as a percentage of sales was primarily due to the decrease in average sales prices, while average live prices and production costs did not decrease at the same rate. Additionally, energy costs increased in all protein segments by approximately $25 million as compared to the same period last year. The third quarter of fiscal 2006 includes $55 million of realized and unrealized net losses related to the Company’s forward futures contracts for live cattle and hog purchases, as compared to $3 million of realized and unrealized gains recorded in the same period last year.

Selling, general and administrative expenses increased $10 million, or 4.5%. As a percent of sales, selling, general and administrative expenses increased from 3.3% to 3.6%. The increase was primarily due to insurance proceeds received in the third quarter of fiscal 2005.

Other charges decreased $45 million. The third quarter of fiscal 2005 included charges of $33 million related to a legal settlement involving the Company’s live swine operations and $10 million in plant closing costs, primarily related to the closings of the Company’s Cleveland Street Forest, Mississippi, and Bentonville, Arkansas, poultry operations.

Interest income increased $9 million, which was due primarily to the interest earned on the $750 million short-term investment held on deposit with a trustee that will be used for the repayment of the 7.25% Notes maturing on October 1, 2006.

Interest expense increased $16 million, or 27.6%. The increase was due primarily to the increase in average total debt of 29.9%. However, the average total debt increased by approximately 6.4% when adjusted for the $750 million short-term investment.

Other income and expense improved $11 million. The improvement is primarily due to a gain recorded on the write-off of a capital lease obligation related to a legal settlement of approximately $7 million and foreign exchange gain/loss activity related to the Company’s Canadian operations.

The effective tax rate for the third quarter of fiscal 2006 was 32.4%, compared to 35.2% in the third quarter of fiscal 2005. The income tax benefit for the third quarter of fiscal 2006 was increased by such items as the estimated Extraterritorial Income Exclusion (ETI) benefit and general business credits, and was reduced by certain nondeductible expense items. The American Jobs Creation Act of 2004 provides for the repeal of the ETI deduction and the replacement with a domestic production deduction. The phase out of the ETI deduction for fiscal 2006 allows the Company to take 60% of the prior law allowable deduction for transactions in the third quarter of fiscal 2006.

Segment Results

Information on segments is as follows (in millions):

	Three Months Ended
	Sales July 1, 2006	Sales July 2, 2005	Sales Change	Volume Change	Average Sales Price Change
Chicken	$1,922	$2,085	$(163)	7.0%	(13.9)%
Beef	3,032	3,102	(70)	6.3%	(8.0)%
Pork	754	811	(57)	(1.9)%	(5.2)%
Prepared Foods	661	696	(35)	0.9%	(5.7)%
Other	14	14	-	n/a	n/a
Total	$6,383	$6,708	$(325)	4.9%	(9.3)%

	Three Months Ended
	Operating Income (Loss) July 1, 2006	Operating Income (Loss) July 2, 2005	Operating Income (Loss) Change	Operating Margin July 1, 2006	Operating Margin July 2, 2005
Chicken	$(59)	$198	$(257)	(3.1)%	9.5%
Beef	(10)	36	(46)	(0.3)%	1.2%
Pork	12	(19)	31	1.6%	(2.3)%
Prepared Foods	13	28	(15)	2.0%	4.0%
Other	19	13	6	n/a	n/a
Total	$(25)	$256	$(281)	(0.4)%	3.8%

Chicken segment sales decreased 7.8% in the third quarter of fiscal 2006, as compared to the same period last year. The decrease in sales was primarily due to lower average sales prices of 13.9%, partially offset by increased volumes of 7.0%. Chicken segment operating results decreased $267 million in the third quarter of fiscal 2006, as compared to the same period last year, excluding plant closing related accruals of $10 million recorded in the third quarter of fiscal 2005. The decrease in operating results was primarily due to lower average sales prices, predominantly caused by an oversupply of proteins in the marketplace. Additionally, operating results were negatively impacted by the forward sales of leg quarter inventories at lower prices.                                                                                                                                                                                               The Chicken segment’s operating results were also negatively impacted by higher energy costs, higher grain costs and decreased margins at the Company’s operations in Mexico.

Beef segment sales decreased 2.3% in the third quarter of fiscal 2006, as compared to the same period last year. The decrease was primarily due to an 8.0% decrease in average sales prices, offset partially by a 6.3% increase in sales volumes. Beef segment operating results decreased $46 million in the third quarter of fiscal 2006, as compared to the same period last year. The decrease in the Beef segment’s operating results was primarily due to significant operating margin reductions at the Company’s Lakeside operation in Canada due to tight cattle supplies, operational inefficiencies and the stronger Canadian dollar value against the U.S. dollar. Additionally, Beef operating results for the three months ended July 1, 2006, were impacted by realized and unrealized net losses of $19 million from the Company’s commodity risk management activities, as compared to realized and unrealized net losses of $5 million recorded in the same period last year.

Pork segment sales decreased 7.0% in the third quarter of fiscal 2006, as compared to the same period last year. The decrease in sales was primarily due to lower average sales prices of 5.2% and decreased volumes of 1.9%. Pork segment operating income decreased $2 million in the third quarter of fiscal 2006, as compared to the same period last year, excluding $33 million of costs related to a live swine legal settlement recorded in the third quarter of fiscal 2005. Operating income was negatively impacted by an oversupply of proteins in the marketplace, resulting in decreased average sales prices, partially offset by lower average live prices.

Prepared Foods segment sales decreased 5.0% in the third quarter of fiscal 2006, as compared to the same period last year. The decrease in sales was primarily due to lower average sales prices of 5.7%. Prepared Foods segment operating income decreased $15 million in the third quarter of fiscal 2006, as compared to the same period last year. The decrease was primarily due to lower average sales prices and higher operating costs.

Nine Months of Fiscal 2006 vs. Nine Months of Fiscal 2005

Sales decreased $431 million, or 2.2%, compared to the same period last year, with a 5.4% decrease in average sales price and a 3.4% increase in volume. Oversupply of proteins led to the decrease in average sales prices in all segments. Chicken segment sales were negatively impacted by decreases in market prices due primarily to the oversupply of leg quarters. Additionally, sales for the first nine months of fiscal 2006 were impacted by realized and unrealized net losses of $8 million, as compared to net gains of $4 million recorded in the same period last year from the Company’s commodity risk management activities related to its fixed forward boxed beef and pork sales. The decrease in the Pork segment average sales prices were primarily driven by a decrease in average live hog prices.

Cost of sales increased $162 million. As a percent of sales, cost of sales increased from 93.4% to 96.3%. The increase as a percentage of sales was primarily due to the decrease in average sales prices, while average live prices and production costs did not decrease at the same rate. Additionally, energy costs increased in all protein segments by approximately $137 million as compared to the same period last year. Cost of sales for the first nine months of fiscal 2006 included $20 million of realized and unrealized net losses related to the Company’s forward futures contracts for live cattle and hog purchases, as compared to $3 million of realized and unrealized net gains recorded in the same periods last year. The cost of sales increases were partially offset in the Prepared Foods segment by lower raw material costs.

Selling, general and administrative expenses increased $12 million, or 1.7%. As a percent of sales, selling, general and administrative expenses increased from 3.5% to 3.7%. The increase was primarily due to an increase in personnel-related costs and information system services costs, as well as insurance proceeds received in the nine months of fiscal 2005. The increases were partially offset by prior year charitable contributions.

Other charges increased $9 million. During the nine months of fiscal 2006, the Company recorded $44 million in charges related to the closings of its Norfolk, Nebraska, beef processing plant and West Point, Nebraska, beef slaughtering plant, as well as $13 million in charges related to the closings of its Independence, Iowa and Oelwein, Iowa, processed meats plants. In February 2006, the Company announced its decision to close its Norfolk beef processing plant and its West Point beef slaughtering plant. Production from these facilities was shifted primarily to the Company’s beef complex in Dakota City, Nebraska. In January 2006, the Company announced its decision to close two of its processed meats facilities in northeast Iowa. The Independence and Oelwein plants produced chopped ham and sliced luncheon meats. The nine months of fiscal 2005 includes $33 million in charges related to a legal settlement involving the Company’s live swine operations and $15 million in plant closing costs, primarily related to the closings of its Cleveland Street Forest, Mississippi, Portland, Maine, Noel, Missouri, rendering facility and Bentonville, Arkansas operations.

Interest income increased $10 million, which was due primarily to the interest earned on the $750 million short-term investment held on deposit with a trustee that will be used for the repayment of the 7.25% Notes maturing on October 1, 2006.

Interest expense increased $10 million, or 5.6%. The increase was due to an increase in average total debt of 8.1%. However, the average total debt was flat when adjusted for the $750 million short-term investment. The increase was partially offset by a decrease in the overall weighted average borrowing rate from 7.1% to 6.9%.

Other income and expense improved $1 million. Included in the nine months of fiscal 2006 is a gain of approximately $7 million recorded on the write-off of a capital lease obligation related to a legal settlement. The nine months of fiscal 2005 includes an $8 million gain on the sale of the Company’s remaining interest in Specialty Brands, Inc.

The effective tax rate for the first nine months of fiscal 2006 was 35.3%, compared to 35.9% for the first nine months of fiscal 2005. The year-to-date income tax benefit was increased by such items as the estimated ETI benefit and general business credits, and was reduced by certain nondeductible expense items. The American Jobs Creation Act of 2004 provides for the repeal of the ETI deduction and the replacement with a domestic production deduction. The phase out of the ETI deduction for fiscal 2006 allows the Company to take 80% of the prior law allowable deduction for transactions in the first quarter of fiscal 2006 and 60% of the prior law allowable deductions for transactions occurring in the remainder of the year.

Segment Results

Information on segments is as follows (in millions):

	Nine Months Ended
	Sales July 1, 2006	Sales July 2, 2005	Sales Change	Volume Change	Average Sales Price Change
Chicken	$5,968	$6,207	$(239)	4.8%	(8.3)%
Beef	8,804	8,671	133	4.2%	(2.6)%
Pork	2,275	2,484	(209)	0.0%	(8.5)%
Prepared Foods	1,995	2,119	(124)	(0.8)%	(5.1)%
Other	46	38	8	n/a	n/a
Total	$19,088	$19,519	$(431)	3.4%	(5.4)%

	Nine Months Ended
	Operating Income (Loss) July 1, 2006	Operating Income (Loss) July 2, 2005	Operating Income (Loss) Change	Operating Margin July 1, 2006	Operating Margin July 2, 2005
Chicken	$73	$445	$(372)	1.2%	7.2%
Beef	(262)	1	(263)	(3.0)%	0.0%
Pork	32	15	17	1.4%	0.6%
Prepared Foods	46	60	(14)	2.3%	2.8%
Other	54	36	18	n/a	n/a
Total	$(57)	$557	$(614)	(0.3)%	2.9%

Chicken segment sales decreased 3.9% in the nine months of fiscal 2006, as compared to the same period last year. The decrease in sales was primarily due to lower average sales prices of 8.3%, partially offset by increased volumes of 4.8%. Chicken segment operating income decreased $384 million in the nine months of fiscal 2006, as compared to the same period last year, excluding plant closing related accruals of $12 million recorded in the nine months of fiscal 2005. The decrease in operating income was primarily due to lower average sales prices, predominantly caused by an oversupply of proteins in the marketplace. Additionally, operating income was negatively impacted by the forward sales of leg quarter inventories at lower prices.                                                                     Also, operating income was negatively impacted by higher energy costs, higher grain costs and decreased margins at the Company’s operations in Mexico. Chicken operating results for the nine months ended July 1, 2006, were impacted by a net loss of less than $1 million from the Company’s commodity risk management activities related to grain purchases, as compared to net losses of $28 million realized in the same period last year.

Beef segment sales increased 1.5% in the nine months of fiscal 2006, as compared to the same period last year. The increase was primarily due to a 4.2% increase in sales volumes, offset partially by a 2.6% decrease in average sales prices. Beef segment operating results decreased $208 million in the nine months of fiscal 2006, as compared to the same period last year, excluding plant closing related accruals of $45 million recorded in the nine months of fiscal 2006 and $10 million received in the nine months of fiscal 2005 in connection with vitamin antitrust litigation. The decrease in operating income was primarily due to significant operating margin reductions at the Company’s Lakeside operation in Canada, caused by tight cattle supplies, the stronger Canadian dollar value against the U.S. dollar and operational inefficiencies resulting from a labor strike in the first quarter of fiscal 2006. The oversupply of proteins in the marketplace adversely affected domestic beef margins as well. Additionally, Beef operating results for the nine months ended July 1, 2006, were impacted by realized and unrealized net losses of $29 million from the Company’s commodity risk management activities, as compared to net gains of $5 million recorded in the same period last year.

Pork segment sales decreased 8.4% in the nine months of fiscal 2006, as compared to the same period last year. The decrease in sales was primarily due to lower average sales prices of 8.5%. Pork segment operating income decreased $14 million in the nine months of fiscal 2006, as compared to the same period last year, excluding $33 million of costs related to a live swine legal settlement recorded in the nine months of fiscal 2005 and $2 million received in the nine months of fiscal 2005 in connection with vitamin antitrust litigation. Operating income was negatively impacted by an oversupply of proteins in the marketplace, resulting in decreased average sales prices, partially offset by lower average live prices.

Prepared Foods segment sales decreased 5.9% in the nine months of fiscal 2006, as compared to the same period last year. The decrease in sales was primarily due to lower average sales prices of 5.1%. Prepared Foods segment operating income decreased $3 million in the nine months of fiscal 2006, as compared to the same period last year, excluding plant closing related accruals of $14 million recorded in the nine months of fiscal 2006 and $3 million recorded in the nine months of fiscal 2005. The decrease was primarily due to lower average sales prices and higher operating costs.

FINANCIAL CONDITION

For the three months ended July 1, 2006, net cash totaling $57 million was used for operating activities, as compared to net cash provided by operating activities of $464 million for the same period last year. The change in net cash from operating activities was primarily due to a decline in net income of $170 million, excluding the non-cash effect of deferred income taxes, and the net change in the working capital effect of $322 million. The change in working capital was primarily due to changes in accounts payable, inventory, income taxes payable and interest payable as compared to the prior year. The Company used cash primarily from borrowings to fund $113 million of property, plant and equipment additions, to pay dividends of $14 million on the Company’s Class A and Class B common stock and to repurchase $10 million of the Company’s Class A common stock in the open market, which purchases were made to satisfy the Company’s stock compensation programs.

For the nine months ended July 1, 2006, net cash totaling $116 million was provided by operating activities, as compared to net cash provided by operating activities of $921 million for the same period last year. The decrease in cash provided by operating activities was primarily due to a decline in net income of $470 million, excluding the non-cash effect of deferred income taxes, and the net change in the working capital effect of $351 million. The change in working capital was primarily due to the changes in income taxes payable, inventory and other assets and liabilities. The Company used cash primarily from borrowings and operations to fund $470 million of property, plant and equipment additions, to pay dividends of $41 million on the Company’s Class A and Class B common stock and to repurchase $30 million of the Company’s Class A common stock in the open market, which purchases were made to satisfy the Company’s stock compensation programs. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities to maintain competitive standing and position the Company for future opportunities. Capital spending for fiscal 2006 is expected to be approximately $560 million. This reflects additional spending for a third fully dedicated case-ready plant, new facilities at its Corporate Center that will include a new office tower, expanded product development kitchens and a new pilot production plant. The new facilities will also provide space for the consumer insights group and make provisions for team member development activities and a variety of other projects that will increase automation and support value-added product growth. The Company continues to evaluate potential international and domestic growth opportunities.

Working capital was $1.3 billion at July 1, 2006, a slight decrease of $24 million from October 1, 2005. The current ratio at July 1, 2006, and October 1, 2005, was 1.4 to 1 and 1.6 to 1, respectively. At July 1, 2006, total debt, net of the $750 million held on deposit in an interest bearing account with a trustee, was 42.7% of total capitalization, compared to 39.1% at October 1, 2005.

In the second quarter of fiscal 2006, the Company issued $1.0 billion of new senior unsecured notes which will mature on April 1, 2016. The notes carried an initial 6.60% interest rate, with interest payments due semi-annually on April 1 and October 1. The Company will use $750 million of the proceeds for the repayment of its outstanding $750 million principal amount of 7.25% Notes due October 1, 2006. The remaining proceeds were used for general corporate purposes. The Company’s short-term investment at July 1, 2006, includes $750 million of proceeds from this new issuance and earnings on the investment. The $750 million was deposited in an interest bearing account with a trustee.

On July 24, 2006, Moody’s Investors Services, Inc. (Moody’s) downgraded the Company’s credit rating applicable to its senior notes from “Baa3” to “Ba1.” This downgrade increased the interest rate on the $1.0 billion senior unsecured notes issued in the second quarter of fiscal 2006 from 6.60% to 6.85%, effective since the last interest payment made (i.e. the issuance of the new notes). Accordingly, in the fourth quarter, the Company will record an additional $0.7 million for the interest period from March 22, 2006, to July 1, 2006. This downgrade will increase annual interest expense and related fees by approximately $5 million, including $2.5 million related to the $1.0 billion senior unsecured notes issued in the second quarter of fiscal 2006.

On July 31, 2006, Standard & Poor’s downgraded the Company’s credit rating applicable to its senior notes from “BBB” to

“BBB-.” This downgrade did not result in an increase in the interest rate on the $1.0 billion senior unsecured notes issued in the second quarter of fiscal 2006.

Due to the Company’s reduced near-term financial forecast, it is possible one or both of the debt rating agencies may further downgrade the Company’s bond rating.  Standard & Poor’s currently rates our long-term debt “BBB-,” with a negative outlook. Moody’s currently ranks our senior unsecured debt “Ba1,” with a negative outlook. The pretax impact to earnings of a further downgrade would be approximately $5 million annually, per rating agency, of which $2.5 million would be related to increased interest expense on the $1.0 billion senior unsecured notes issued in the second quarter of 2006.

Total debt at July 1, 2006, was $4.1 billion, an increase of $1.1 billion from October 1, 2005. However, when adjusted for the $750 million of proceeds on deposit, debt was $3.4 billion, an increase of $367 million from October 1, 2005. Additionally, the Company has an unsecured revolving credit facility totaling $1.0 billion that supports the Company’s short-term funding needs and letters of credit. The $1.0 billion facility expires in September 2010. This agreement was amended on July 27, 2006, and reduced the availability of the unsecured revolving credit facility. See below for further description. Also, at July 1, 2006, the Company had a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables that consisted of $375 million expiring August 2006 and $375 million expiring in August 2008. On August 8, 2006, the Company extended the expiration dates under the receivables purchase agreement to provide that $375 million in commitments under the agreement expire in August 2007 and the other $375 million in commitments expire in August 2009. At July 1, 2006, there was $123 million outstanding of the commitments under the agreement expiring in August 2006 and $123 million outstanding of the commitments under the agreement expiring in August 2008. At October 1, 2005, there were no amounts drawn under the receivables purchase agreement. Outstanding debt at July 1, 2006, consisted of $3.4 billion of debt securities, a $345 million term loan and other indebtedness of $350 million.

The revolving credit facility, senior notes, term loan and accounts receivable securitization contain various covenants, the more restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. At the time the Company completed the initial draft of its third quarter interim financial statements, the Company determined it would not have been in compliance with certain covenants as of July 1, 2006. The Company obtained a waiver for such covenants it would not have been in compliance with and negotiated less restrictive debt covenants during the fourth quarter of fiscal 2006.

On July 27, 2006, the Company entered into a third amendment to its five-year credit revolving facility and the three-year term loan facility of its subsidiary, Lakeside Farms Industries, Ltd. These amendments modified the minimum required interest coverage ratio, temporarily suspended the maximum allowed leverage ratios and implemented temporary minimum consolidated EBITDA requirements. Prior to these amendments, the Company would not have been in compliance with the maximum allowed leverage ratios under agreements in place at July 1, 2006. However, the Company is in compliance with the new covenant requirements as of July 1, 2006. Accordingly, the Company has classified the debt as long-term in accordance with its terms.

In connection with these amendments, the Company’s availability under its unsecured revolving credit facility has decreased and if the Company’s credit rating is further downgraded, prior to the end of the second quarter of fiscal 2007, the Company is required to have certain of its subsidiaries guarantee the revolving credit facility and term loan. The amended agreement allows for a maximum availability under the revolving credit facility of 50% of inventory, reduced by letters of credit issued and amounts outstanding under its term loan. The amount available as of August 4, 2006 was $554 million.

The Company’s foreseeable cash needs for operations and capital expenditures are expected to be met primarily through cash flows provided by operating activities. Additionally, at August 4, 2006, the Company had unused borrowing capacity of $1.0 billion, consisting of $554 million available under its $1.0 billion unsecured revolving credit agreement and $459 million under its accounts receivable securitization.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143 (FIN 47). Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), was issued in June 2001 and requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The associated asset costs are capitalized as part of the carrying amount of the long-lived asset. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the end of fiscal years ending after December 15, 2005. The Company is currently in the process of evaluating any potential effects of FIN 47 but does not believe its adoption will have a material impact on its consolidated condensed financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of this accounting standard.

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

Certain information in this report constitutes forward looking statements. Such forward looking statements include, but are not limited to, current views and estimates of future economic circumstances, industry conditions in domestic and international markets, Company performance and financial results, including, without limitation, debt-levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Tyson undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains and energy; (ii) the company’s ability to realize anticipated savings from its cost reduction initiatives; (iii) market conditions for finished products, including competition from other global and domestic food processors, the supply and pricing of alternative proteins, and the demand for alternative proteins; (iv) risks associated with effectively evaluating derivatives and hedging activities; (v) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vi) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)) which could have an effect on livestock owned by the Company, the availability of livestock for purchase by the Company, consumer perception of certain protein products or the Company’s ability to access certain domestic and foreign markets; (vii) successful rationalization of existing facilities, and the operating efficiencies of the facilities; (viii) changes in the availability and relative costs of labor and contract growers, and the ability of the Company to maintain good relationships with employees, labor unions, contract growers and independent producers providing livestock to the Company; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets, and the Company’s ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers, or the loss of one or more large customers; (xii) adverse results from litigation; (xiii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiv) changes in regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws and occupational, health and safety laws; (xv) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (xvi) effectiveness of advertising and marketing programs; and (xvii) the effect of, or changes in, general economic conditions.

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

Commodities Risk The Company is a purchaser of certain commodities, such as grains, livestock and natural gas in the course of normal operations. The Company uses commodity futures to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying the Company’s derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in the Company’s results of operations. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts that are designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of July 1, 2006, and October 1, 2005, respectively, on fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated. The following sensitivity analysis reflects the impact on earnings for changes in the fair value of open positions.

Effect of 10% change in fair value		in millions
	(unaudited)	(unaudited)
	July 1,	October 1,
	2006	2005
Livestock:
Cattle	$11	$3
Hogs	19	13

Grain	18	15
Natural Gas	2	12

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

Item 4.  Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of July 1, 2006, the Company’s disclosure controls and procedures were ineffective due to the item described below in the following paragraph.

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

In connection with the Company’s renewal of certain leases, it noted differences in deferred tax liabilities related to temporary book to tax basis differences. At this time, the tax effect of the aggregate basis differences related to the leases is an understatement of approximately $22 million. The Company initiated a review process to assess the adequacy of tax liabilities recorded for basis differences and all of its tax account balances, not just those related to its lease agreements. As this process continues, additional information, including additional temporary differences, positive or negative, may be discovered which could materially impact the preliminary differences indicated above. However, management does not believe this will have a material impact on the results of operations for the nine months ended July 1, 2006, or July 2, 2005. Once the review is completed, which is currently expected to be by October 31, 2006, the Company will make a final determination as to what, if any, adjustments should be recorded in the Company’s financial statements and in which period any such adjustments should be recorded.

On January 5, 2006, the Company re-implemented its general ledger and enterprise-reporting computer system for substantially all domestic operations. Additionally, on May 27, 2006, the Company upgraded to a newer version of its general ledger system. Prior to implementation, management documented and tested controls to ensure the controls, upon implementation, would be effective to minimize the risk of financial misstatement. Based on the results of those procedures and the results of review activities since implementation, management believes the controls, as implemented, are working as designed.

In the third quarter ended July 1, 2006, other than the items described above, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 23, 2001, a putative class action lawsuit, R. Lynn Thompson and Deborah S. Thompson, et al. vs. Tyson Foods, Inc., was filed in the District Court for Mayes County, Oklahoma, on behalf of all owners of Grand Lake O' the Cherokee's littoral (lakefront) property. The suit alleged that the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake. Plaintiffs sought injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorney fees and costs. Simmons Foods, Inc. (Simmons) and Peterson Farms, Inc. (Peterson) were joined as defendants. On October 4, 2005, the Court of Civil Appeals of the State of Oklahoma reversed the decision of the District Court, holding that the claims of plaintiffs were not suitable for disposition as a class action. This decision was ultimately upheld by the Oklahoma Supreme Court and remanded back to the District Court with instructions that the matter proceed only on behalf of the three named plaintiffs. On May 24, 2006, three of the Plaintiffs filed a Third Amended Petition which drops Plaintiffs’ class allegations, but seeks injunctive relief, restitution, and compensatory and punitive damages in an unspecified amount in excess of ten thousand dollars ($10,000). The Company and the other Defendants have filed answers and motions to dismiss a number of Plaintiffs’ claims.

In January 1997, the State of Illinois Attorney General filed People vs. IBP, inc. in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division alleging that IBP’s (now TFM’s) operations at its Joslin, Illinois, facility are violating the “odor nuisance” statutory provisions enacted in the State of Illinois. During a July 14, 2006 Status Conference, TFM and the State reported that the parties had reached an agreement in principle to resolve the case. The components of the agreement were certain technical work to be performed and equipment to be installed at the Joslin facility, the payment of a civil penalty and the payment of certain monies for environmentally beneficial projects in the community, the total of which is not expected to exceed $1,700,000. Negotiation of settlement documents is continuing.

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

On August 12, 2005, the Company elected to participate in the USEPA Air Compliance Agreement (ACA). Participation will require payment of a penalty of One Hundred Thousand Dollars ($100,000) and an additional contribution to a monitoring fund that will underwrite a study of air emissions from poultry farming operations. The contribution to the monitoring fund will be made in proportion to the total number of all participants (including the Company and parties not related to the Company) who elect to participate in the ACA. It is estimated that aggregate contributions to the monitoring fund will not exceed Two Million Dollars ($2,000,000). The Company’s election to participate in the ACA is subject to review and approval from the USEPA Environmental Appeals Board (EAB). The EAB is currently conducting its review. In addition, environmental groups have brought a legal action against the USEPA challenging the legality of the ACA in the Court of Appeals in the D.C. Circuit. It is currently unknown how, if at all, this will effect implementation of the ACA.

On June 19, 2005, the Attorney General of Oklahoma filed a Complaint in the U.S. District Court for the Northern District of Oklahoma against the Company, three subsidiaries and other poultry integrators. After a mediation held in August 2005 did not result in a settlement, a First Amended Complaint (Amended Complaint) was filed and served on the Company, three subsidiaries and other poultry integrators. The Amended Complaint asserts state and federal causes of action and seeks injunctive relief and damages (past and future) for alleged pollution to the Illinois River Watershed from the land application of poultry litter by the defendants and contract growers. The Company and other defendants have filed answers and motions to dismiss several of the claims made in the Amended Complaint. The Company and other defendants have also filed third-party complaints that assert claims against other persons and entities whose activities may have contributed to the pollution alleged in the Amended Complaint. In addition to the motions and third-party claims, the Company and its defendant subsidiaries also have asserted various defenses to claims asserted in the Amended Complaint. Discovery has just recently begun and no trial date has been set.

In February 2002, the Company learned that a processing facility owned by Zemco Industries, Inc., a subsidiary of TFM, is the subject of an investigation by the U.S. Attorney's office in Bangor, Maine, into allegedly improper testing and recording practices. The Company acquired Zemco as part of the Company's acquisition of TFM on September 28, 2001. A former Zemco employee at the processing facility has pled guilty to charges in connection with the investigation. The Company and the U.S. Attorney have reached an agreement in principle to resolve the matter with Zemco paying a civil fine of approximately $109,000.

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

In July 2002, certain cattle producers filed Herman Schumacher, et al. vs. Tyson Fresh Meats, Inc., et al. in the U.S. District Court for the District of South Dakota, seeking certification of a class of cattle producers and naming as defendants TFM and three other beef packers. Plaintiffs claimed that in 2001, during the first six weeks that the U.S. Department of Agriculture (USDA) began its mandatory price reporting program, defendants knowingly used the inaccurate boxed beef cutout prices (cutout prices are determined by the USDA through a formula that averages the prices of the various box beef cuts reported by all packers) calculated and published by USDA to negotiate the purchase of fed cattle from plaintiffs at prices substantially lower than would have been economically justified had plaintiffs known the accurate higher cutout prices. Plaintiffs contend that defendants’ conduct constituted an unfair or deceptive practice or was engaged in for the purpose or with the effect of manipulating or controlling prices in violation of the Packers and Stockyards Act (PSA), 7 U.S.C. §192. Plaintiffs also sought damages under state law unjust enrichment principles. The USDA stated that during the period in question the beef packers correctly reported beef sales information to the USDA and TFM believes it acted appropriately in its dealings with cattle producers. Trial in this matter commenced on March 31, 2006, and a jury verdict was returned against TFM and two of the other three defendants. The jury verdict against TFM was for $4,000,000, but this amount was based on all sales and not just those of the class. TFM has filed a motion with the District Court asking for a judgment as a matter of law based on several issues, including the basis of the jury’s damage award which was not based on any damage model presented at the trial.

On January 12, 2006, the Deleware Chancery Court consolidated two previous lawsuits, Amalgamated Bank v. Tyson and Meyer v. Tyson, and captioned the consolidated action In re Tyson Foods, Inc. Consolidated Shareholder's Litigation. The Consolidated Complaint names as defendants the Tyson Limited Partnership and certain present and former directors of the Company. The Company is also named as a nominal defendant, with no relief sought against it. The lawsuit contains five derivative claims alleging that the defendants breached their fiduciary duties by: (1) approving consulting contracts for Don Tyson and Robert Peterson in 2001 and for Don Tyson in 2004; (2) approving and inadequately disclosing certain "other compensation" paid to Tyson executives from 2001 to 2003; (3) approving certain option grants to certain officers and directors with alleged knowledge that the Company was about to make announcements that would cause the stock price to increase; (4) approving and not adequately disclosing various related-party transactions from 2001 to 2004 that plaintiffs allege were unfair to the Company; and (5) making inadequate disclosures that resulting in an SEC consent decree. The Consolidated Complaint asserts three additional derivative claims for: (6) breach of the 1997 settlement agreement in Herbets v. Tyson, et al., No. 14231 (Del. Ch.); (7) civil contempt of the court's order and final judgment in Herbets v. Tyson; and (8) unjust enrichment regarding the benefits obtained by the defendants through the various transactions challenged in the Consolidated Complaint. The Consolidated Complaint also makes a putative class action claim that the Company's 2004 proxy statement contained misrepresentations regarding certain executive compensation. On March 2, 2006, Defendants filed a Motion to Dismiss the Consolidated Complaint. Plaintiffs’ filed a response on May 8, 2006, and Defendants filed a reply brief on June 9, 2006. Oral arguments on the motion to dismiss are scheduled to be heard on September 20, 2006.

On May 15, 2006, a lawsuit entitled Adelina Garcia, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc. (Garcia), was filed in the U.S. District Court for the District of Kansas. The action was filed by 262 current and former hourly employees of Tyson Fresh Meat’s (TFM) beef slaughter facility in Holcomb (Finney County), Kansas. Plaintiffs filed suit on behalf of themselves and other allegedly “similarly situated” employees, claiming that defendants failed to pay employees for all hours worked, including overtime compensation in violation of the FLSA and Kansas law. Three plaintiffs also have asserted claims under Kansas law for breach of contract, quantum meruit, and violation of the Kansas Wage Payment Act, K.S.A. § 44-312, and seek to act as class representatives for a class action under Federal Rule of Civil Procedure 23 on behalf of all current and former hourly employees who worked at the plant in the preceding five years who were allegedly not paid for all time worked. In particular, the suit alleges employees should be paid for the time it takes to change into protective work uniforms and safety equipment worn by employees, and walking to and from the changing area, work areas and break areas. Plaintiffs are seeking back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees, and costs. On July 6, 2006, defendants filed their answer to the complaint denying any liability. On July 19, 2006, an order was issued setting a scheduling conference for August 25, 2006. At present, approximately 473 persons have filed consents to join the case. Discovery has not commenced and no trial date has been set.

On June 30, 2006, a lawsuit entitled Dimas Lopez, et al. v. Tyson Foods, Inc. was filed in the U.S. District Court for the District of Nebraska. The action was filed by 20 current and former hourly employees of the beef slaughter facility operated by defendant’s subsidiary Tyson Fresh Meats (TFM) in Lexington, Nebraska. Plaintiffs filed suit on behalf of themselves and other allegedly “similarly situated” employees. This lawsuit is similar to Garcia in that the employees claim they were not paid their minimum hourly rate of pay for all hours worked in addition to overtime as required by the FLSA and Nebraska law. Plaintiffs have asserted state-law claims under the Nebraska Wage and Hour Act, R.R.S. Neb. § 48-1201-1209, and the Nebraska Wage Payment and Collection Act, R.R.S. Neb. §§ 48-1228-1232, and they seek to act as class representatives for a class action under Federal Rule of Civil Procedure 23 on behalf of current and former production and support employees at the plant since July 1, 2001. The 20 named plaintiffs also assert claims under the FLSA. In particular, the suit alleges employees should be paid for time spent preparing, donning, doffing and sanitizing sanitary and safety equipment and clothing, obtaining tools, equipment and supplies, “working” steels and “mousetraps” and performing other job-related functions, before and after paid time, and during both paid breaks and unpaid meal-period breaks. Plaintiffs are seeking unpaid straight-time wages and overtime wages, liquidated damages and statutory penalties, interest, attorneys’ fees, costs, and declaratory and injunctive relief. Defendant’s time to respond to the complaint has not yet run.

Other Matters: The Company has approximately 110,000 team members and at any time has various employment practices matters. In the aggregate, these matters are significant to the Company and the Company devotes significant resources to handling employment issues. Additionally, the Company is subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of its business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding purchases by the Company of its Class A common stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
Apr. 2 to
Apr. 29, 2006	226,669	$13.54	-	22,474,439
Apr. 30 to
June 3, 2006	330,703	15.55	-	22,474,439
June 4 to
July 1, 2006	133,014	15.18	-	22,474,439
Total	690,386 (2)	$14.82	-	22,474,439

(1)

On February 7, 2003, the Company announced that the board of directors of the Company had approved a plan to repurchase up to 25,000,000 shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

The Company purchased 690,386 shares during the period that were not made pursuant to the Company’s previously announced stock repurchase plan, but were purchased to fund certain Company obligations under its equity compensation plans. These purchases were made in open market transactions.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

The Company’s 2007 Annual Meeting is currently scheduled for February 2, 2007. Accordingly, pursuant to the Company’s By-laws, for any business to be brought before the 2007 Annual Meeting by a proponent shareholder, written notice (in proper form as required by the Company’s By-laws) must be provided to R. Read Hudson, the Company’s Secretary, at 2210 West Oaklawn Drive, Springdale, Arkansas, 72762-6999, no later than November 19, 2006, and no earlier than October 25, 2006.

Item 6. Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description	Page
12.1	Calculation of Ratio of Earnings to Fixed Charges	43

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	44

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	45

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	46

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 10, 2006	/s/ Wade Miquelon
Wade Miquelon
Executive Vice President and
Chief Financial Officer

Date: August 10, 2006	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer