Form 10-K
period 2006-09-30
TYSON FOODS INC
filed 2006-12-13
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On April 1, 2006, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (Class A stock), and Class B Common Stock, $0.10 par value (Class B stock), held by non-affiliates of the registrant was $3,390,273,593 and $322,725, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.

On December 2, 2006, there were 273,911,430 shares of the registrant's Class A stock and 80,883,320 shares of its Class B stock outstanding.

Page 1 of 95 Pages

The Exhibit Index appears on pages 85 through 91

TYSON FOODS, INC.

INCORPORATION BY REFERENCE

The following indicated portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held February 2, 2007 (the Proxy Statement) are incorporated by reference into the indicated portions of this Annual Report on Form 10-K:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions
The information set forth under the caption "Certain Transactions" in the Proxy Statement.
Item 14. Principal Accountant Fees and Services

The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” in the Proxy Statement.

TYSON FOODS, INC.

TYSON FOODS, INC.

PART I

ITEM 1. BUSINESS

GENERAL

Tyson Foods, Inc. and its subsidiaries (collectively, the Company or Tyson), with world headquarters in Springdale, Arkansas, produce, distribute and market chicken, beef, pork, prepared foods and related allied products. The Company commenced business in 1935, was incorporated in Arkansas in 1947, and was reincorporated in Delaware in 1986. The Company has historically grown by acquisitions, its most recent being the acquisition of IBP, inc. (now called Tyson Fresh Meats, Inc. (TFM)) in 2001. In addition to being the world's largest processor and marketer of chicken, beef and pork products, the Company is also the second largest publicly traded food company in the Fortune 500 with one of the most recognized brand names in the food industry.

The Company operates a totally integrated poultry production process. Through its wholly-owned subsidiary, Cobb-Vantress, Tyson is the number one poultry breeding stock supplier in the world. Tyson invests in breeding stock research and development which allows the Company to breed into its flocks the natural characteristics found to be most desirable. The Company's integrated operations consist of breeding and raising chickens, as well as the processing, further-processing and marketing of these food products and related allied products, including animal and pet food ingredients.

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

FINANCIAL INFORMATION OF BUSINESS SEGMENTS

The Company operates in five business segments: Chicken, Beef, Pork, Prepared Foods and Other. The contribution of each business segment to net sales and operating income, and the identifiable assets attributable to each business segment, are set forth in Note 17, “Segment Reporting” of the Notes to Consolidated Financial Statements included herein at pages 74 through 76.

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

TYSON FOODS, INC.

Pork:  The Company's pork operations involve processing live market hogs and fabricating pork carcasses into primal and sub-primal cuts and case-ready products. This segment also includes the Company's live swine group and related allied product processing activities. The Pork segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. It also sells allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork processors.

Additionally, the Company has farrow-to-finish swine operations, which include genetic and nutritional research, weaned and feeder pig sales, feeder pig finishing and the marketing of live swine to regional and national packers conducted in Arkansas, Missouri and Oklahoma.

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

Other:  The Company’s Other segment includes the logistics group and other miscellaneous operations.

RAW MATERIALS AND SOURCES OF SUPPLY

Chicken:  The primary raw materials used by the Company in its chicken operations consist of live chickens that are raised primarily by independent contract growers. The Company's vertically-integrated chicken process begins with the grandparent breeder flocks. Breeder farms specialize in producing the generations of male and female strains, with the broiler being the final progeny. The breeder flocks are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. The fertile eggs are incubated at the grandparent hatchery and produce male and female pullets (i.e., the parents). The pullets are sent to breeder houses, and the resulting eggs are sent to Company hatcheries. Once the chicks have hatched, they are sent to broiler farms. There, contract growers care for and raise the chicks according to Company standards while receiving advice from Company technical service personnel until the broilers have reached the desired processing weight. The adult chickens are hauled to processing plants, and the finished products are sent to distribution centers and then transported to customers. The Company operates its own feed mills to produce scientifically-formulated feeds. In fiscal 2006, corn and soybean meal were major production costs in the poultry industry, representing roughly 37% of the cost of growing a live chicken. In addition to feed ingredients to grow the chickens, the Company uses cooking ingredients, packaging materials and cryogenic agents. The Company believes its sources of supply for these materials are adequate for its present needs and the Company does not anticipate any difficulty in acquiring these materials in the future. While the Company produces substantially all of its inventory of breeder chickens and live broilers, from time-to-time it purchases live, ice-packed or deboned chicken to meet production requirements.

Beef:  The primary raw materials used by the Company in its beef operations are live cattle. The Company does not have facilities of its own to raise cattle in the United States. The Company has cattle buyers located throughout cattle producing areas who visit feed yards and buy live cattle on the open spot market. These buyers are trained to select high quality animals, and their performance is continually measured by the Company. The Company also enters into various risk-sharing and procurement arrangements with producers who help secure a supply of livestock for daily start-up operations at its facilities. The Company's Canadian subsidiary, Lakeside Farm Industries, Ltd. (Lakeside), primarily has cattle feeding facilities, a beef carcass production and a boxed beef processing facility. In 2006, Lakeside's feedlots provided approximately 21% of that facility's fed cattle needs.

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

Prepared Foods:  The primary raw materials used by the Company in its prepared foods operations are typically commodity based raw materials, including fresh and frozen chicken, beef and pork, corn, flour and frozen vegetables. Some of these raw materials are provided by the Chicken, Beef and Pork segments and also may be purchased from numerous suppliers and manufacturers.

TYSON FOODS, INC.

SEASONAL DEMAND

The demand for the Company's chicken and beef products generally increases during the spring and summer months and generally decreases during the winter months. The Company's pork and prepared foods products generally experience increased demand during the winter months, primarily due to the holiday season, while demand decreases during the spring and summer months.

CUSTOMERS

Wal-Mart Stores, Inc. accounted for approximately 12.5% of the Company’s fiscal 2006 consolidated sales. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on the Company's operations; however, the Company does not anticipate any such occurrences. No other single customer or customer group represents greater than 10% of fiscal 2006 consolidated sales.

BACKLOG OF ORDERS

As of September 30, 2006, there was no significant backlog of unfilled orders for the Company's products.

COMPETITION

The Company's food products compete with those of other national and regional food producers and processors and certain prepared food manufacturers, including Cargill Incorporated, Foster Farms, Gold Kist, Inc., Hormel Foods Corporation, Kraft Foods, Inc., National Beef Packing Company LLC, Perdue Farms Inc., Pilgrim’s Pride Corp., Sanderson Farms, Inc., Sara Lee Corporation, Smithfield Foods, Inc. and Swift and Company. Additionally, the Company's food products compete in international markets around the world. The Company's principal marketing and competitive strategy is to identify target markets for value-added products, to concentrate production, sales and marketing efforts to appeal to and enhance the demand from those markets and, utilizing its national distribution systems and customer support services, seek to achieve a leading market position for its products. Past efforts have indicated customer demand generally can be increased and sustained through application of the Company's marketing strategy, as supported by its distribution systems. The principal competitive elements are brand identification, breadth and depth of the product offering, product quality, customer service and price.

INTERNATIONAL

The Company exported to more than 80 countries in fiscal 2006. Major export markets include Canada, Central America, China, the European Union, Japan, Mexico, Russia, South Korea and Taiwan.

The Company continues to explore growth opportunities in Argentina, Brazil, China and Mexico, and believes each offers potential in terms of expanding or developing processing facilities. The Company's Mexican subsidiary, Tyson de Mexico, continues to show growth with a focus on further processed chicken products. The Company’s Canadian subsidiary, Lakeside, has cattle feeding facilities, a beef slaughter operation, a boxed beef processing facility, a farming operation and a fertilizer operation. The Company’s chicken breeding stock subsidiary, Cobb-Vantress, has business interests in Argentina, Brazil, the Dominican Republic, India, Japan, the Netherlands, the Philippines, Spain, the United Kingdom and Venezuela. The Company also owns a majority interest in and operates a chicken further processing facility in China. The Company has a minority interest in a Chinese pork processing facility. The Company continues to be involved in a technical service agreement with Grupo Melo in Panama to assist Grupo Melo with the production of further processed chicken products and to allow it to license the Tyson brand. Additional information regarding the Company’s export sales, long-lived assets located in foreign markets and income (loss) from foreign operations is set forth in Note 17, “Segment Reporting” of the Notes to Consolidated Financial Statements included herein at pages 74 through 76.

RESEARCH AND DEVELOPMENT

The Company conducts continuous research and development activities to improve finished product development, to develop ways to automate manual processes in its processing plants and growout operations and to improve the strains of primary chicken breeding stock. The annual cost of such research and development programs is less than one percent of consolidated annual sales.

REGULATION AND FOOD SAFETY

The Company's facilities for processing chicken, beef, pork, prepared foods and milling feed and for housing live chickens and swine are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of its employees. In fiscal 2006, the Company incurred expenses of approximately $100 million primarily related to the normal operation and maintenance of wastewater treatment facilities,

TYSON FOODS, INC.

where the Company biologically treats these wastes, and the associated land application of wastes generated at these treatment facilities. The Company incurred $10 million in capital expenditures related to its wastewater treatment facilities in fiscal 2006 and anticipates capital expenditures of approximately $19 million in fiscal 2007 for environmental projects related to the wastewater treatment facilities. Except as disclosed in Item 3., Legal Proceedings, the Company believes it is in substantial compliance with such applicable laws and regulations, and the Company is not aware of any violations of, or pending changes in, such laws and regulations likely to result in material penalties or material increases in compliance costs.

The Company works to ensure its products meet high standards of food quality and safety. In addition to our own internal Quality Assurance oversight and review, the Company’s chicken, beef, pork and prepared foods products are subject to inspection prior to distribution, primarily by the United States Department of Agriculture (USDA) and the United States Food and Drug Administration (FDA). Notwithstanding these efforts, food producers are at risk their products may contain pathogens.

The Company is exposed to risk if its products are determined to be contaminated or cause illness or injury. These risks include (1) the cost of adverse publicity and product recalls, including the associated negative consumer reaction; (2) exposure to related civil litigation; and (3) regulatory administrative penalties, which can include injunctive relief and other civil remedies, including plant closings. The Company's chicken, beef and pork processing facilities are participants in the government's Hazardous Analysis Critical Control Point (HACCP) program and are subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. The cost of compliance with such laws and regulations has not had a material adverse effect on the Company's capital expenditures, earnings or competitive position and it is not anticipated to have a material adverse effect in the future.

TYSON FOODS, INC.

EMPLOYEES AND LABOR RELATIONS

As of September 30, 2006, the Company employed approximately 107,000 employees. The Company believes its overall relations with its workforce are good.

Set forth below is a listing of the Company facilities which have employees subject to collective bargaining agreements together with the names of the union parties to the collective bargaining agreements, the number of employees at the facilities subject thereto and the expiration dates of the collective bargaining agreements currently in effect.

Location	Union	No. of Employees		Expiration Date
Albertville, AL	UFCW	596		November 2007
Amarillo, TX	Teamsters	2,980		November 2007
Ashland, AL	RWDSU	246		November 2009
Buena Vista, GA	RWDSU	347		March 2007
Buffalo, NY	IUOE	34		July 2011
Carthage, TX	UFCW	412		November 2010
Carthage, MS	RWDSU	1,968		March 2012
Center, TX	UFCW	1,022		February 2009
Cherokee, IA	UFCW	481		January 2009
Chicago, IL	PMU	575		August 2008
Chicago, IL	UFCW	166		March 2009
Concordia, MO	UFCW	210		June 2009
Corydon, IN	USWA	48		April 2008
Corydon, IN	UFCW	387		January 2008
Dakota City, NE	UFCW	3,141		August 2009
Dakota City, NE	Teamsters	27		April 2010
Dardanelle, AR	UFCW	809		November 2007
Forest, MS	RWDSU	792		September 2012
Gadsden, AL	Teamsters	22		April 2007
Gadsden, AL	RWDSU	668		November 2008
Glen Allen, VA	UFCW	501		November 2007
Heflin, AL	Teamsters	14	(1)
Hope, AR	UFCW	825		March 2010
Jefferson, WI	UFCW	420		February 2008
Geneso, IL	Teamsters	15		June 2007
Geneso, IL	UFCW	1,919		July 2011
Logansport, IN	UFCW	1,652		May 2008
Noel, MO	UFCW	910		December 2008
North Richland Hills, TX	UFCW	316		August 2008
Perry, IA	UFCW	987		December 2007
Ponca City, OK	UFCW	635		January 2009
Roaring River, NC	Teamsters	31		November 2007
Robards, KY	UFCW	781		November, 2009
Shelbyville, TN	RWDSU	853		November 2007
Waterloo, IA	UFCW	2,265	(1)	December 2006
Wilkesboro, NC	Teamsters	186		November 2007
Wilkesboro, NC	Teamsters	100		November 2007
Brooks, Alberta, Canada	UFCW	2,052		December 2009
Gomez Palacio, Durango, Mexico	CTM	3,518		February 2007
Gomez Palacio, Durango, Mexico	CTM	45		April 2007
Monterrey, Neuvo Leon, Mexico	FNCSI	71		February 2007
Torreon, Coahuila, Mexico	CROM	29		February 2007
Parras de la Fuenta, Coahuila, Mexico	CROM	92		February 2007
Mexico, Districto Federal	CROC	42		March 2007

TYSON FOODS, INC.

UFCW - United Food and Commercial Workers Union

RWDSU - Retail, Wholesale, Department Store Union

PMU - Production and Maintenance Union

IUOE - International Union of Electrical Workers

USWA – United Steel Workers of America

CTM - Confederacion de Trabajadores de Mexico

FNCSI - Sindicato Industrial de Trabajadores de Nuevo Leon

CROM - Confederacion Reginal Obrera de Mexico

CROC - Confederacion Reginal de Obreros y Campesinos

(1) Contracts are currently under negotiations.

The Company is not experiencing any strike or work stoppage that had a material impact on operations.

MARKETING AND DISTRIBUTION

The Company's principal marketing objective is to be the primary provider of chicken, beef, pork and prepared foods products for its customers. The Company identifies distinct markets and business opportunities through continuous consumer and market research. The Company’s branding strategy focuses on one national protein brand, the Tyson® brand, as well as a number of strong regional brands. All communications stress the quality, convenience and protein power benefits of the Company’s products while supporting and building brand awareness. Communication efforts are built around the “Powered by Tyson™” strategy and utilize a fully integrated and coordinated mix of activities designed to connect with customers and consumers on both a rational and emotional level. The Company utilizes its national distribution system and customer support services to achieve the leading market position for its products.

The Company has the ability to produce and ship fresh, frozen and refrigerated products. The Company's nationwide distribution system extends to a broad network of food distributors, which is supported by cold storage warehouses owned or leased by the Company, by public cold storage facilities and by the Company's transportation system. The Company ships products from Company-owned consolidated frozen food distribution centers, from a network of public cold storages, from other owned and leased facilities and directly from plants. The Company's distribution centers facilitate accumulating fresh and frozen products so that it can fill and consolidate less-than-truckload orders into full truckloads, thereby decreasing shipping costs while increasing customer service. In addition, customers are provided with a wide selection of products that do not require large volume orders. The Company's distribution system enables it to supply large or small quantities of products to meet customer requirements anywhere in the continental United States.

PATENTS AND TRADEMARKS

The Company has filed a number of patents and trademarks relating to its processes and products that either have been approved or are in the process of application. Because the Company does a significant amount of brand name and product line advertising to promote its products, it considers the protection of such trademarks to be important to its marketing efforts. The Company also has developed non-public proprietary information regarding its production processes and other product-related matters. The Company utilizes internal procedures and safeguards to protect the confidentiality of such information and, where appropriate, seeks patent protection for the technology it utilizes.

INDUSTRY PRACTICES

The Company's agreements with its customers are generally short-term, primarily due to the nature of its products, industry practice and the fluctuation in demand and price for such products. In certain instances where the Company is selling further processed products to large customers, the Company may enter into written agreements whereby the Company will act as the exclusive or preferred supplier to the customer for periods up to five years and on pricing terms which are either fixed or variable.

TYSON FOODS, INC.

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEBSITE

The Company maintains an internet website for investors at http://ir.tyson.com. On this website, the Company makes available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission. Also available on the website for investors are the Company’s corporate governance principles, Audit Committee charter, Compensation Committee charter, Governance Committee charter and code of conduct. The Company’s corporate governance documents are available in print, free of charge to any shareholder who requests them.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of future economic circumstances, industry conditions in domestic and international markets, Company performance and financial results, including, without limitation, debt-levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy. These forward-looking statements are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Tyson undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (ii) the Company’s ability to realize anticipated savings from its cost reduction initiatives; (iii) market conditions for finished products, including competition from other global and domestic food processors, the supply and pricing of competing products and alternative proteins and the demand for alternative proteins; (iv) risks associated with effectively evaluating derivatives and hedging activities; (v) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vi) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an effect on livestock owned by the Company, the availability of livestock for purchase by the Company, consumer perception of certain protein products or the Company’s ability to access certain domestic and foreign markets; (vii) successful rationalization of existing facilities, and the operating efficiencies of the facilities; (viii) changes in the availability and relative costs of labor and contract growers and the ability of the Company to maintain good relationships with employees, labor unions, contract growers and independent producers providing livestock to the Company; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and the Company’s ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers or the loss of one or more large customers; (xii) adverse results from litigation; (xiii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiv) changes in regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws and occupational, health and safety laws; (xv) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (xvi) effectiveness of advertising and marketing programs; (xvii) the effect of, or changes in, general economic conditions; and (xviii) those factors listed under Item 1A. “Risk Factors” included in the Company’s September 30, 2006, Annual Report filed on Form 10-K.

ITEM 1A. RISK FACTORS

These risks should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations. The risks described below are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

TYSON FOODS, INC.

Fluctuations in commodity prices and in the availability of raw materials, especially feed grains, live cattle, live swine and energy, could negatively impact the Company’s earnings.

Our results of operations and financial condition are dependent upon the cost and supply of raw materials such as feed grains, live cattle, live swine and ingredients, as well as the selling prices for our products, many of which are determined by constantly changing market forces of supply and demand over which we have limited or no control. Corn and soybean meal are major production costs in the poultry industry, representing roughly 37% of the cost of growing a chicken. As a result, fluctuations in prices for these feed ingredients can significantly affect our earnings. The production of feed ingredients is affected by, among other things, weather patterns throughout the world, the global level of supply inventories and demand for grains and other feed ingredients, as well as the agricultural policies of the U.S. and foreign governments.

We do not have facilities of our own to raise cattle in the United States; however, our beef facility in Canada has a feed yard that supplies approximately 21% of its live cattle needs. At times in the United States, we raise a small number of cattle under contract at feed yards owned by third parties; however, most of the cattle we process are purchased from independent producers. We have cattle buyers located throughout cattle producing areas who visit feed yards and buy live cattle on the open spot market. We also enter into various risk-sharing and procurement arrangements with producers who help secure a supply of livestock for daily start-up operations at our facilities. The majority of our live swine supply is obtained through various procurement arrangements with independent producers. We employ buyers who purchase hogs on a daily basis, generally a few days before the animals are required for processing. In addition, we raise live swine and sell feeder pigs to independent producers for feeding to processing weight, and have contract growers feed a minimal amount of Company owned live swine for our own processing needs. Any decrease in the supply of cattle or swine on the spot market could increase the price of these raw materials and further increase our per head cost of production due to lower capacity utilization, which could adversely affect our financial results.

Market demand and the prices we receive for our products may fluctuate due to competition from global and domestic food processors.

We face competition from other global, national and regional food producers and processors. The factors on which we compete include:

-	price;
-	product safety and quality;
-	brand identification;
-	breadth and depth of the product offering;
-	availability of our products;
-	customer service; and
-	credit terms.

Demand for our products also is affected by competitors’ promotional spending, the effectiveness of our advertising and marketing programs and the availability or price of competing proteins, which at times affect demand for our products.

We attempt to obtain prices for our products that reflect, in part, the price we must pay for the raw materials that go into our products. If we are not able to obtain higher prices for our products when the price we pay for raw materials increase, we may be unable to maintain positive margins.

Outbreaks of livestock diseases can significantly affect our ability to conduct our operations and demand for our products.

The demand for our products can be affected significantly by outbreaks of livestock diseases, and such occurrences can have a significant impact on our financial results. Efforts are taken to control disease risks by adherence to good production practices and extensive precautionary measures designed to ensure the health of livestock. However, the outbreaks of disease and other events, which may be beyond our control, either in our own livestock or cattle and hogs owned by independent producers who sell livestock to us, could significantly affect demand for our products, consumer perceptions of certain protein products, the availability of livestock for purchase by us and our ability to conduct our operations. Moreover, the outbreak of livestock diseases, particularly in our

TYSON FOODS, INC.

Chicken segment, could have a significant effect on the livestock we own by requiring us to, among other things, destroy any affected livestock. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken, beef or other products to or from our suppliers, facilities or customers. This could also result in negative publicity that may have an adverse effect on our ability to market our products successfully and on our financial results.

H5N1. There has been substantial publicity regarding a highly pathogenic strain of avian influenza, known as H5N1. H5N1 has been affecting Asia since 2002 and has been found in other parts of the world as recently as 2006. It is widely believed H5N1 is spread by migratory birds, such as ducks and geese. There also have been some cases where H5N1 is believed to have passed from birds to humans, as humans came into contact with live birds infected with the disease. Public concerns about H5N1 led, for a period of time, to a reduction in demand and price for our poultry products outside of the United States. Although H5N1 has not yet been identified in North America, there have been outbreaks of other low pathogenic strains of avian influenza in North America, including in the United States in 2002 and 2004 and in Mexico for the past several years that, from time to time, have impacted our operations. Further, these low pathogenic outbreaks have not generated the same level of concern or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with the highly pathogenic H5N1 strain. Accordingly, even if the H5N1 strain does not spread to North America, there can be no assurance it will not significantly adversely affect demand for North American produced poultry internationally and/or domestically, and, if it were to spread to North America, it could adversely affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a significant adverse effect on our financial results.

BSE. In December 2003, the U.S. Department of Agriculture (USDA) announced a single case of bovine spongiform encephalopathy (BSE) had been diagnosed in a Washington State dairy cow. The origin of the animal was subsequently traced to a farm in Canada. Shortly after the announcement, several countries (including Japan and South Korea) closed their borders to the importation of edible beef products from the United States. Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% during the following week. Also in 2003, the Canadian government announced the first confirmed case of BSE in Canada which led the USDA to close the United States’ border to the import of live Canadian cattle. This reduced the supply of live cattle available for processing at our domestic facilities and contributed to lower facility capacity utilization. The confirmed case in Canada also led several countries to close their borders to the import of edible beef products from Canada, which affected the international sales of our Lakeside, Alberta, facility. In June 2005, the USDA announced a second confirmed case of BSE in the United States and in March 2006, announced the third confirmed case, furthering uncertainty as to whether or when certain closed markets may reopen, and whether or when existing open markets may close. A number of these countries subsequently reopened their borders to U.S. and Canadian beef; however, some of the countries, including Japan and South Korea, have restrictive conditions which limit the types of product that can be imported.

We are subject to risks associated with our international operations, which could negatively affect our sales to customers in foreign countries, as well as our operations and assets in such countries.

In fiscal 2006, the Company exported our products to more than 80 countries and incurred a loss before taxes from foreign operations of $36 million. Our major export markets include Canada, Central America, China, the European Union, Japan, Mexico, Russia, South Korea and Taiwan. Our export sales for fiscal 2006 totaled $2.1 billion. In addition, we had approximately $197 million of long-lived assets located in foreign countries, primarily Canada and Mexico, at the end of fiscal 2006.

As a result, we are subject to various risks and uncertainties relating to international sales and operations, including:

-

the imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the import of poultry, beef and pork products, in addition to various import or export licensing requirements imposed by various foreign countries;

-	the closing of borders by foreign countries to the import of poultry, beef and pork due to animal disease or other perceived health or safety issues;
-

the impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the Canadian dollar, the Mexican peso, the European euro, the British pound sterling, the Brazilian real and the Chinese yuan;

-

TYSON FOODS, INC.

political and economic conditions;

-

difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex domestic and international laws, treaties and regulations, including, without limitation, the Foreign Corrupt Practices Act;

-	different regulatory structures and unexpected changes in regulatory environments;
-	tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;
-	potentially negative consequences from changes in tax laws; and
-	increased costs, disruptions in shipping or reduced availability of freight transportation.

The occurrence of any of these events in the markets where we operate or in other developing markets could jeopardize or limit our ability to transact business in those markets and could adversely affect our revenues and operating results.

We depend on the availability of, and good relations with, our employees.

We have approximately 107,000 employees, of whom approximately 33,000 are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees and the labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages which could adversely affect our operating results.

We depend on contract growers and independent producers to supply us with livestock.

We contract primarily with independent contract growers to raise the live chickens processed in our poultry operations. A majority of our cattle and hogs are purchased from independent producers who sell the livestock to the Company under marketing contracts or on the open market. If we do not attract and maintain contracts with our growers, or maintain marketing relationships with independent producers, our production operations could be negatively affected.

If our products become contaminated, we may be subject to product liability claims and product recalls.

Our products may be subject to contamination by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella and generic E. coli. These pathogens are found generally in the environment; therefore, there is a risk they, as a result of food processing, could be present in our products. These pathogens also can be introduced to our products as a result of improper handling at the further processing, foodservice or consumer level. These risks may be controlled, but may not be eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling procedures once our products have been shipped for distribution. Even an inadvertent shipment of contaminated products may be a violation of law and may lead to increased risk of exposure to product liability claims, product recalls (which may not entirely mitigate the risk of product liability claims), increased scrutiny and penalties, including injunctive relief and plant closings, by federal and state regulatory agencies, and adverse publicity, which could exacerbate the associated negative consumer reaction. Any of these occurrences may have an adverse effect on our financial results.

Our operations are subject to the general risks of litigation.

We are involved on an on-going basis in litigation arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could significantly adversely affect our financial results.

TYSON FOODS, INC.

Our level of indebtedness and the terms of our indebtedness could negatively impact the Company’s business and liquidity position.

At September 30, 2006, we had approximately $4.0 billion of indebtedness outstanding. However, when adjusted for the $750 million short-term investment which the Company had on deposit at September 30, 2006, and was used for the repayment of its $750 million 7.25% Notes due October 1, 2006, the Company’s net debt position at September 30, 2006, was $3.2 billion. The Company had a borrowing capacity of $1.1 billion, consisting of $481 million available under our $1.0 billion unsecured revolving credit facility and $591 million under our accounts receivable securitization program at September 30, 2006. We expect our indebtedness, including borrowings under our credit agreements, may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions. Our consolidated indebtedness level could significantly affect our business because:

-	it may significantly limit or impair our ability to obtain financing in the future;
-	a downgrade in our credit rating could restrict or impede our ability to access capital markets at attractive rates and increase our borrowing costs;
-	it may reduce our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise;
-

a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes, which amount would increase if prevailing interest rates rise; and

-	it may restrict our ability to pay dividends.

In addition, our debt agreements require us to meet specified financial ratios and limit our ability to enter into various transactions. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance we will meet those ratios. If we default on any of our indebtedness, or if we are unable to obtain necessary liquidity, our indebtedness would be due and payable immediately, and our business could be significantly adversely affected.

Domestic and international government regulations could impose material costs.

Our operations are subject to extensive federal, state and foreign laws and regulations by authorities that oversee food safety standards and the processing, packaging, storage, distribution, advertising and labeling of our products. Our facilities for processing chicken, beef, pork, prepared foods and milling feed and for housing live chickens and swine are subject to a variety of federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of our employees. Our chicken, beef and pork processing facilities are participants in the government’s Hazardous Analysis Critical Control Point (HACCP) program and are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. In addition, our chicken, beef, pork and prepared foods products are subject to inspection prior to distribution, primarily by the USDA and the United States Food and Drug Administration. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. Additionally, we are routinely subject to new or modified laws, regulations and accounting standards. If we are found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a significant adverse effect on our financial results.

A material acquisition could affect our operations and financial condition.

We continually evaluate potential acquisitions and we may seek to expand our business through the acquisition of companies, processing plants, technologies, products and services from others, which could include material acquisitions. A material acquisition may involve a number of risks, including:

-	failure to realize the anticipated benefits of the acquisition;
-	difficulty integrating acquired businesses, technologies, operations and personnel with our existing business;
-	diversion of management attention in connection with negotiating acquisitions and integrating the businesses acquired;
-

TYSON FOODS, INC.

exposure to unforeseen or undisclosed liabilities of acquired companies; and

-	the need to obtain additional debt or equity financing for any acquisition which, if obtained, could significantly affect our various financial ratios.

We may not be able to address these problems and successfully develop these acquired companies or businesses into profitable units of our company. If we are unable to do this, expansion could adversely affect our financial results.

Market fluctuations could negatively impact the Company’s operating results as we hedge certain transactions.

Our business is exposed to fluctuating market conditions, and we use derivative financial instruments to reduce our exposure to various market risks including changes in commodity prices, interest rates and foreign exchange rates. We hold certain positions, primarily in grain and livestock futures, that do not qualify as hedges for financial reporting purposes. These positions are marked to fair value, and the unrealized gains and losses are reported in earnings at each reporting date. Therefore, losses on these contracts adversely affect our reported operating results if commodity prices are decreasing. Although these hedges protect us from upward movements in prices for commodity products, the use of such instruments may limit our ability to participate in cost savings from declining commodity prices.

Deterioration of economic conditions could negatively impact the Company’s business.

Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions. Any such changes could significantly adversely affect the demand for our beef, poultry and pork products, or the cost and availability of our needed raw materials, cooking ingredients and packaging materials, thereby adversely affecting our financial results.

Changes in consumer preference could negatively impact the Company’s business.

The food industry in general is subject to changing consumer trends, demands and preferences. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products, and could have an adverse effect on our financial results.

The loss of one or more of our largest customers could negatively impact the Company’s business.

Our business could suffer significant set backs in revenues and operating income if our customers’ plans and/or markets should change significantly, or if we lost one or more of our largest customers, including, for example, Wal-Mart Stores, Inc., which accounted for approximately 12.5% of our revenues in fiscal 2006. Many of our agreements with our customers are generally short-term, primarily due to the nature of our products, industry practice and the fluctuation in demand and price for our products.

Extreme weather or natural disasters could negatively impact the Company’s business.

Extreme weather or natural disasters, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of our livestock or interfere with our operations due to power outages, fuel shortages, damage to our production and processing facilities or disruption of transportation channels, among other things. Any of these factors could have an adverse effect on our financial results.

TYSON FOODS, INC.

Members of the Tyson family can exercise significant control.

Members of the Tyson family beneficially own, in the aggregate, 99.97% of our outstanding shares of Class B Common Stock. $0.10 par value (Class B stock) and 1.50% of our outstanding shares of Class A Common Stock, $0.10 par value (Class A stock), giving them control of approximately 75.06% of the total voting power of our outstanding voting stock. In addition, three members of the Tyson family serve on our Board of Directors. As a result, members of the Tyson family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the Tyson family’s significant ownership of our outstanding voting stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the New York Stock Exchange; therefore, we have elected not to implement rules that provide for a majority of independent directors, or a nominating committee to identify and recommend nominees to our Board of Directors. Pursuant to these exemptions, our compensation committee, which is made up of independent directors, does not have sole authority to determine the compensation of our executive officers, including our chief executive officer.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company currently has sales offices and production and distribution operations in the following states: Alabama, Arkansas, Arizona, California, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington and Wisconsin. Additionally, the Company, either directly or through its subsidiaries, has facilities in or participates in joint venture operations in Argentina, Brazil, Canada, China, the Dominican Republic, India, Japan, Mexico, the Netherlands, the Philippines, Puerto Rico, Russia, Singapore, South Korea, Spain, Taiwan, the United Arab Emirates, the United Kingdom and Venezuela.

Chicken:  The Company's chicken operations consist of 53 processing plants. These plants are devoted to various phases of slaughtering, dressing, cutting, packaging, deboning or further-processing. The total slaughter capacity is approximately 49 million head per week. In addition, the Company owns nine rendering plants with the capacity to produce 29 million pounds of animal protein products per week and 18 ground pet food processing operations in connection with chicken processing plants capable of producing 10 million pounds of product per week. In addition, there are two blending mill operations, 38 feed mills and 64 broiler hatcheries with sufficient capacity to meet the needs of the chicken growout operations. During fiscal 2006, the feed mills operated at 79% of capacity, the hatcheries operated at 86% of capacity and the processing plants operated at 95% capacity.

Beef: The Company's beef operations consist of 13 beef production facilities, four of which include case-ready operations, and a Canadian cattle feedlot. These plants are devoted to various phases of slaughtering live cattle, fabricating beef products and some treat and tan hides. One of the beef facilities contains a tallow refinery and three of the case-ready operations share facilities with the Pork segment. The carcass facilities reduce live cattle to dressed carcass form. The processing facilities conduct fabricating operations to produce boxed beef and allied products. The slaughtering processes operated in fiscal 2006 at approximately 77% of their capacities. The total slaughter capacity is approximately 232,000 head per week.

Pork:  The Company's pork operations consist of nine pork production facilities, three of which include case-ready operations. These plants are devoted to various phases of slaughtering live hogs and fabricating pork products and allied products. The three case-ready operations share facilities with the Beef segment. The processing facilities operated in fiscal 2006 at approximately 81% of their production capacities. The total slaughter capacity of these facilities is approximately 442,000 head per week. Additionally, the Company’s live swine operations have 47 farrowing barns, 92 nursery houses, 77 finishing houses and two boar facilities. The Company also utilizes live swine contract growers. The swine growout operations are supported by one dedicated feed mill supplemented by production from the chicken operation’s feed mills.

TYSON FOODS, INC.

Prepared Foods:  The Company's prepared foods operations consist of 26 processing plants that process fresh and frozen beef, pork, chicken and other raw materials into pizza toppings, branded and processed meats, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, pizza crusts, flour and corn tortilla products and meat dishes. These processing plants have the capacity to produce approximately 60 million pounds per week and operated in fiscal 2006 at approximately 69% of capacity.

Other:  The Company's other operations consist of eight distribution centers, as well as 12 cold storage facilities used by the beef and pork divisions, 43 cold storage facilities at chicken processing plants, three cold storage facilities at chicken rendering plants and five cold storage facilities used by prepared foods plants with a total capacity of approximately 325 million pounds.

The Company owns its major operating facilities with the following exceptions: one chicken emulsified plant is leased month to month; two hatcheries are leased under agreements expiring at various dates through 2008; 456 chicken breeder farm houses are leased under agreements expiring at various dates through 2007; 31 chicken breeder farm houses are leased month to month and 24 broiler farm houses are leased year to year. Additionally, the Company’s live swine operation leases 24 farrowing barns, 20 nursery houses and 46 finishing houses, expiring at various dates through 2009. One prepared foods distribution center and one prepared foods further processing facility are leased month to month, and one prepared foods further processing facility is leased until 2020.

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

ITEM 3. LEGAL PROCEEDINGS

Refer to the discussion of certain legal proceedings pending against the Company under Part II, Item 8, Notes to Consolidated Financial Statements, Note 20: “Contingencies,” which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

On October 23, 2001, a putative class action lawsuit, R. Lynn Thompson and Deborah S. Thompson, et al. vs. Tyson Foods, Inc., was filed in the District Court for Mayes County, Oklahoma, on behalf of all owners of Grand Lake O' the Cherokee's littoral (lakefront) property. The suit alleged the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake. Plaintiffs sought injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorney fees and costs. Simmons Foods, Inc. and Peterson Farms, Inc. were joined as defendants. On October 4, 2005, the Court of Civil Appeals of the State of Oklahoma reversed the decision of the District Court, holding the claims of plaintiffs were not suitable for disposition as a class action. This decision ultimately was upheld by the Oklahoma Supreme Court and remanded to the District Court with instructions the matter proceed only on behalf of the three named plaintiffs. On May 24, 2006, three of the Plaintiffs filed a Third Amended Petition, which drops Plaintiffs’ class allegations, but seeks injunctive relief, restitution and compensatory and punitive damages in an unspecified amount in excess of $10,000. The Company and the other Defendants have filed answers and motions to dismiss a number of Plaintiffs’ claims.

In January 1997, the Illinois Attorney General filed People vs. IBP, inc. in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division alleging IBP’s (now TFM) operations at its Joslin, Illinois, facility are violating the “odor nuisance” statutory provisions enacted in Illinois. During a July 14, 2006, Status Conference, TFM and the State reported the parties had reached an agreement in principle to resolve the case. The agreement provides for certain technical work to be performed and equipment installed at the Joslin facility, the payment of a civil penalty and the payment of certain monies for environmentally beneficial projects in the community, the total of which is not expected to exceed $1.7 million. Negotiation of settlement documents is continuing.

In May 2004, TFM met with U.S. Environmental Protection Agency (USEPA) staff regarding alleged wastewater and late report filing violations under the Clean Water Act relating to the 2002 Second and Final Consent Decree that governed compliance requirements for TFM’s Dakota City, Nebraska, facility. During that meeting, TFM was verbally informed of USEPA’s intent potentially to assess stipulated penalties for those alleged violations, with a maximum penalty of approximately $338,000. No formal written demand for stipulated penalties pursuant to the Consent Decree has been presented at this time. TFM vigorously disputes these allegations. Additional discussions with USEPA regarding a potential settlement of this matter are expected.

TYSON FOODS, INC.

On August 12, 2005, the Company elected to participate in the USEPA Air Compliance Agreement (ACA). Participation requires payment of a penalty of $100,000 and an additional contribution to a monitoring fund that will underwrite a study of air emissions from poultry farming operations. The contribution to the monitoring fund will be made in proportion to the total number of all participants (including the Company and parties not related to the Company) who elect to participate in the ACA. It is estimated that aggregate contributions to the monitoring fund will not exceed $2 million. The Company’s election to participate in the ACA was subject to review and approval from the USEPA Environmental Appeals Board (EAB). On August 14, 2006, the EPA and the EAB approved Tyson’s ACA and Tyson paid $100,000 to the EPA on September 19, 2006.

On January 9, 2003, the Company received a notice of liability letter from Union Pacific Railroad Company (Union Pacific) concerning the Company’s alleged contributions of waste oil to the Double Eagle Refinery Superfund Site in Oklahoma City, Oklahoma (Double Eagle Site). On August 22, 2006, the United States and the State of Oklahoma filed suit against Union Pacific seeking in excess of $22 million to remediate the Double Eagle Site in the matter United States of America, et al. v. Union Pacific Railroad Co., in the U. S. District Court for the Western District of Oklahoma. The Company joined a PRP Group on October 31, 2006, which is in settlement discussions with the United States and the State of Oklahoma. The Company’s participation in this PRP Group should prevent it from being sued for contribution and indemnification by Union Pacific. The Company’s payment likely will not exceed $625,586.20.

On June 19, 2005, the Attorney General of Oklahoma filed a Complaint in the U.S. District Court for the Northern District of Oklahoma against the Company, three subsidiaries and other poultry integrators. Subsequently, a First Amended Complaint (Amended Complaint) was filed and served. The Amended Complaint asserts state and federal causes of action and seeks injunctive relief and damages (past and future) for alleged pollution to the Illinois River Watershed from the land application of poultry litter by the defendants, and contract growers who are not named in the Amended Complaint. The Company and other defendants have filed answers and motions to dismiss several of the claims. The Company and other defendants also have filed third-party complaints that assert claims against other persons and entities whose activities may have contributed to the pollution alleged in the Amended Complaint. In addition to the motions and third-party claims, the Company and its defendant subsidiaries also have asserted various defenses to claims asserted in the Amended Complaint. Discovery has recently begun, and no trial date has been set.

In August 2004, the Company received a subpoena requesting the production of documents from a federal grand jury sitting in the Western District of Arkansas. The subpoena focused on events surrounding a workplace accident that resulted in the death of an employee at the River Valley Animal Foods rendering plant in Texarkana, Arkansas, on October 10, 2003. That workplace fatality had previously been the subject of an investigation by the Occupational Health and Safety Administration (OSHA) of the Department of Labor. On April 9, 2004, OSHA issued citations to the Company and Tyson Poultry, Inc., d/b/a River Valley Animal Foods, alleging violations of health and safety standards arising from the death of the employee due to hydrogen sulfide inhalation. The citations consist of five willful, 12 serious, and two recordkeeping violations. OSHA seeks abatement of the alleged violations and proposed penalties of $436,000. The OSHA proceeding was stayed pending the completion of the grand jury investigation. Since the receipt of the document subpoena, a number of company employees have provided grand jury testimony or informal interviews to government investigators. Federal officials have not yet indicated whether they intend to pursue any action against the Company in connection with this investigation.

In July 2002, certain cattle producers filed Herman Schumacher, et al. vs. Tyson Fresh Meats, Inc., et al. in the U.S. District Court for the District of South Dakota, seeking certification of a class of cattle producers and naming as defendants TFM and three other beef packers. Plaintiffs claimed that in 2001, during the first six weeks the USDA began its mandatory price reporting program, defendants knowingly used the inaccurate boxed beef cutout prices (cutout prices are determined by the USDA through a formula that averages the prices of the various box beef cuts reported by all packers) calculated and published by USDA to negotiate the purchase of fed cattle from plaintiffs at prices substantially lower than would have been economically justified had plaintiffs known the accurate higher cutout prices. Plaintiffs contend defendants’ conduct constituted an unfair or deceptive practice or was engaged in for the purpose or with the effect of manipulating or controlling prices in violation of the Packers and Stockyards Act (PSA), 7 U.S.C. §192. Plaintiffs also sought damages under state law unjust enrichment principles. The USDA stated that during the period in question the beef packers correctly reported beef sales information to the USDA and TFM believes it acted appropriately in its dealings with cattle producers. Trial in this matter commenced on March 31, 2006, and a jury verdict was returned against TFM and two of the other three defendants. The jury verdict against TFM was for $4,000,000, but this amount was based on all sales and not just those of the class. TFM, together with the other defendants, filed a motion in the District Court seeking judgment as a matter of law.  That motion was

TYSON FOODS, INC.

denied.  Although no final judgment has yet been entered in the District Court, one of the other defendants has appealed (to the Eighth Circuit Court of Appeals) the denial of defendants' motion for judgment as a matter of law, which motion has also been dismissed by the Court of Appeals. The parties are now waiting for the District Court to enter a final judgment, which the Company anticipates will be appealed.

On January 12, 2006, the Delaware Chancery Court consolidated two previously filed lawsuits, Amalgamated Bank v. Tyson and Meyer v. Tyson, and captioned the consolidated action In re Tyson Foods, Inc. Consolidated Shareholder's Litigation. The Consolidated Complaint names as defendants the Tyson Limited Partnership and certain present and former directors of the Company. The Company also is named as a nominal defendant, with no relief sought against it. The lawsuit contains five derivative claims alleging the defendants breached their fiduciary duties by: (1) approving consulting contracts for Don Tyson and Robert Peterson in 2001 and for Don Tyson in 2004; (2) approving and inadequately disclosing certain "other compensation" paid to Tyson executives from 2001 to 2003; (3) approving certain option grants to certain officers and directors with alleged knowledge the Company was about to make announcements that would cause the stock price to increase; (4) approving and not adequately disclosing various related-party transactions from 2001 to 2004 that plaintiffs allege were unfair to the Company; and (5) making inadequate disclosures that resulted in an SEC consent decree. The Consolidated Complaint asserts three additional derivative claims for: (6) breach of the 1997 settlement agreement in Herbets v. Tyson, et al., No. 14231 (Del. Ch.); (7) civil contempt of the court's order and final judgment in Herbets v. Tyson; and (8) unjust enrichment regarding the benefits obtained by the defendants through the various transactions challenged in the Consolidated Complaint. The Consolidated Complaint also makes a putative class action claim that the Company's 2004 proxy statement contained misrepresentations regarding certain executive compensation. On March 2, 2006, Defendants filed a Motion to Dismiss the Consolidated Complaint. Plaintiffs’ filed a response on May 8, 2006, and Defendants filed a reply brief on June 9, 2006. Oral arguments on the motion to dismiss were heard on September 20, 2006. The court has not yet issued a ruling.

On May 15, 2006, a lawsuit titled Adelina Garcia, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc. (Garcia), was filed in the U.S. District Court for the District of Kansas. The action was filed by 262 current and former hourly employees of TFM’s beef slaughter facility in Holcomb (Finney County), Kansas. Plaintiffs filed suit on behalf of themselves and other allegedly similarly situated employees, claiming defendants failed to pay employees for all hours worked, including overtime compensation in violation of the FLSA and Kansas law. Three plaintiffs also have asserted claims under Kansas law for breach of contract, quantum meruit and violation of the Kansas Wage Payment Act, K.S.A. § 44-312, and seek to act as class representatives for a class action under Federal Rule of Civil Procedure 23 on behalf of all current and former hourly employees who worked at the plant in the preceding five years who were allegedly not paid for all time worked. In particular, the suit alleges employees should be paid for the time it takes to change into protective work uniforms and safety equipment worn by employees, and walking to and from the changing area, work areas and break areas. Plaintiffs are seeking back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. At present, approximately 700 persons have filed consents to join the case. No trial date has been set. On September 29, 2006, the Company filed a motion for partial summary judgment under the FLSA based on the holdings of Reich v. IBP, inc., No. 88-2171-EEO, 1996 WL 445072 (D. Kan. July 30, 1996), aff’d, Metzler v. IBP, inc., 127 F.3d 959 (10th Cir. 1997) and related proceedings, where the compensability of donning and doffing certain clothing and protective gear worn by these Company employees was fully litigated. Plaintiffs submitted Rule 56(f) discovery to the Company to obtain further information before responding to the motion for partial summary judgment.

On June 30, 2006, a lawsuit titled Dimas Lopez, et al. v. Tyson Foods, Inc. was filed in the U.S. District Court for the District of Nebraska. The action was filed by 20 current and former hourly employees of the beef slaughter facility operated by TFM in Lexington, Nebraska. Plaintiffs filed suit on behalf of themselves and other allegedly similarly situated employees. This lawsuit is similar to Garcia in that employees claim they were not paid their minimum hourly rate of pay for all hours worked in addition to overtime as required by the FLSA and Nebraska law. Plaintiffs have asserted state-law claims under the Nebraska Wage and Hour Act, R.R.S. Neb. § 48-1201-1209, and the Nebraska Wage Payment and Collection Act, R.R.S. Neb. §§ 48-1228-1232, and they seek to act as class representatives for a class action under Federal Rule of Civil Procedure 23 on behalf of current and former production and support employees at the plant since July 1, 2001. The 20 named plaintiffs also assert claims under the FLSA. In particular, the suit alleges employees should be paid for time spent preparing, donning, doffing and sanitizing sanitary and safety equipment and clothing, obtaining tools, equipment and supplies, “working” steels and “mousetraps” and performing other job-related functions, before and after paid time, and during both paid breaks and unpaid meal-period breaks. Plaintiffs are seeking unpaid straight-time wages and overtime wages, liquidated damages and statutory penalties, interest, attorneys’ fees, costs and declaratory and injunctive relief. On October 24, 2006, the Company filed a motion for partial summary judgment under the FLSA based on the holdings of Reich v. IBP, inc., No. 88-2171-EEO, 1996 WL 445072 (D. Kan. July 30, 1996), aff’d, Metzler v. IBP, inc., 127 F.3d 959 (10th Cir.

TYSON FOODS, INC.

1997) and related proceedings, where the compensability of donning and doffing certain clothing and protective gear worn by these Company employees was fully litigated. Plaintiffs filed a response to the motion for partial summary judgment on November 16, 2006, and the Company filed its reply on November 27, 2006.

On October 23, 2006, a lawsuit titled Sheila Ackles, et al. v. Tyson Foods, Inc. was filed in the U.S. District Court for the Northern District of Alabama.  The action was filed by 62 current and former hourly employees of the Company's Heflin, Alabama, poultry processing plant.  Plaintiffs filed suit on behalf of themselves and other similarly situated employees, claiming the Company failed to pay employees for all hours worked, including overtime compensation in violation of the Fair Labor Standards Act.  Plaintiffs seek to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked.  In particular, the suit alleges employees should be paid for the time it takes to engage in pre-and post-shift activities such as passing through plant security, changing into and out of protective and sanitary clothing, obtaining equipment and walking to and from the changing area, work areas and break areas.  Plaintiffs seek back wages, liquidated damages, pre-and post-judgment interest, attorneys' fees, costs and injunctive relief.  The Company’s Answer was filed on December 5, 2006.  Discovery has not commenced, and no trial date has been set.

On April 2, 2002, four former employees of the Company’s Shelbyville, Tennessee, chicken processing plant filed the case of Trollinger et al. v. Tyson Foods, Inc. in the U. S. District Court for the Eastern District of Tennessee. The case was filed as a putative class action against the Company, raising allegations under the Racketeer Influenced and Corrupt Practices Act (RICO), and specifically alleged the Company, in conjunction with employment agencies and recruiters, engaged in a scheme to hire illegal immigrant workers in 15 of its processing plants to depress wages paid to hourly wage employees at those plants. On July 16, 2002, the District Court dismissed the case. Following appeal, on June 3, 2004 the Sixth Circuit Court of Appeals reversed the District Court’s decision and remanded the case for further proceedings. Discovery has been on-going since September 2004. In June 2005, plaintiffs filed a second amended complaint. The second amended complaint included different plaintiffs, narrowed the list of plants at issue to eight and added the allegation the Company conspired with certain Hispanic civil rights groups to hire illegal immigrant workers. In addition, the second amended complaint added John Tyson, Richard Bond, Greg Lee, Archibald Schaffer III, Kenneth Kimbro, Karen Percival, Tim McCoy and Ahrazue Wilt, all of whom are current or former officers or managers of the Company, as defendants. On August 5, 2005, plaintiffs sought certification of a putative class of all hourly wage employees at the eight Company plants since 1998 who were legally authorized to be employed in the United States, which the defendants opposed. On October 10, 2006, the District Court granted plaintiffs’ motion for class certification. On October 24, 2006, defendants filed with the Sixth Circuit Court of Appeals a petition for interlocutory review of the District Court’s class certification decision. That petition is pending. No trial date has been set. A class management conference has been scheduled for January 29, 2007.

Other Matters: The Company has approximately 107,000 employees and at any time has various employment practices matters. In the aggregate, these matters are significant to the Company, and the Company devotes significant resources to handling employment issues. Additionally, the Company is subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of its business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

TYSON FOODS, INC.

EXECUTIVE OFFICERS OF THE COMPANY

Officers of the Company serve one year terms from the date of their election, or until their successors are appointed and qualified. No family relationships exist among these officers. The name, title, age and year of initial election to executive office of the Company's executive officers are listed below:

			Year
Name	Title	Age	Elected
Richard L. Bond	President and Chief Executive Officer	59	2001
J. Alberto Gonzalez-Pita	Executive Vice President and General Counsel	52	2004
Craig Hart	Senior Vice President, Controller and	50	2004
	Chief Accounting Officer
Dennis Leatherby	Senior Vice President, Finance and	46	1994
	and Treasurer
Greg W. Lee	Chief Administrative Officer	59	1993
	and International President
James V. Lochner	Senior Group Vice President, Fresh Meats and	54	2005
	Margin Optimization
William W. Lovette	Senior Group Vice President, Poultry	46	2005
	and Prepared Foods
Wade Miquelon	Executive Vice President and Chief	42	2006
	Financial Officer
John Tyson	Chairman of the Board of Directors	53	1984

Mr. Richard L. Bond was appointed President and Chief Executive Officer in May 2006, after serving as President and Chief Operating Officer since 2003 and Co-Chief Operating Officer and Group President, Fresh Meats and Retail since 2001. Mr. Bond was initially employed by IBP, inc. (IBP) in 1980. IBP merged into a wholly-owned subsidiary of the Company on September 28, 2001. Mr. Bond is also a member of the Company’s Board of Directors.

Mr. J. Alberto Gonzalez-Pita was appointed Executive Vice President and General Counsel in 2004, after serving as General Counsel and Vice President for International Legal, Regulatory & External Affairs at BellSouth Corporation since 1999.

Mr. Craig Hart was appointed Senior Vice President, Controller and Chief Accounting Officer in 2004 after serving as Vice President of Special Projects since 2001. Mr. Hart was initially employed by IBP in 1978.

Mr. Dennis Leatherby was appointed Senior Vice President, Finance and Treasurer in June 2006, after serving as Senior Vice President, Finance and Treasurer and Interim Chief Financial Officer since 2004 and Senior Vice President, Finance and Treasurer since 1998. Mr. Leatherby was initially employed by the Company in 1990.

Mr. Greg W. Lee was appointed Chief Administrative Officer and International President in 2003, after serving as Co-Chief Operating Officer and Group President, Food Service and International since 2001. Mr. Lee was initially employed by the Company in 1980.

Mr. James V. Lochner was appointed Senior Group Vice President, Fresh Meats and Margin Optimization in May 2006, after serving as Senior Group Vice President, Margin Optimization, Purchasing and Logistics since 2005, Group Vice President, Purchasing, Travel, and Aviation since 2004 and Group Vice President, Fresh Meats since 2001. Mr. Lochner was initially employed by IBP in 1983.

Mr. William W. Lovette was appointed Senior Group Vice President, Poultry and Prepared Foods in 2005, after serving as Group Vice President, Foodservice since 2001. Mr. Lovette was initially employed by the Company in 1982.

Mr. Wade Miquelon was appointed Executive Vice President and Chief Financial Officer in June 2006, after serving as Chief Financial Officer for Procter & Gamble’s Western European business since October 2003 and CFO and Senior Director for Procter & Gamble’s 42 country ASEAN, Australia and India Region since 2001.

Mr. John Tyson was appointed Chairman of the Board of Directors in May 2006, after serving as Chairman of the Board of Directors and Chief Executive Officer since 2001. Mr. Tyson was initially employed by the Company in 1973.

TYSON FOODS, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company currently has issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of December 2, 2006, there were approximately 36,500 holders of record of the Company's Class A stock and 14 holders of record of the Company's Class B stock, excluding holders in the security position listings held by nominees.

DIVIDENDS

Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. The Company has paid uninterrupted quarterly dividends on its common stock each year since 1977 and expects to continue its cash dividend policy during fiscal 2007. In both fiscal 2006 and 2005, the annual dividend rate for Class A stock was $0.16 per share and the annual dividend rate for Class B stock was $0.144 per share.

MARKET INFORMATION

The Class A stock is traded on the New York Stock Exchange under the symbol "TSN." No public trading market currently exists for the Class B stock. The high and low closing sales prices of the Company’s Class A stock for each quarter of fiscal 2006 and 2005 are represented in the table below.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$18.70	$16.29	$18.40	$14.12
Second Quarter	16.89	12.94	18.07	16.26
Third Quarter	17.16	12.92	19.08	15.96
Fourth Quarter	16.62	13.13	19.47	17.26

ISSUER PURCHASES OF EQUITY SECURITIES

The table below provides information regarding purchases by the Company of its Class A stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
July 2 to
July 29, 2006	314,823	$14.79	-	22,474,439
July 30 to
Sept. 2, 2006	246,066	14.05	-	22,474,439
Sept. 3 to
Sept. 30, 2006	220,602	15.43	-	22,474,439
Total	(2) 781,491	$14.74	-	22,474,439

(1)

On February 7, 2003, the Company announced the board of directors of the Company had approved a plan to repurchase up to 25 million shares of Class A stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

The Company purchased 781,491 shares during the period that were not made pursuant to the Company’s previously announced stock repurchase plan, but were purchased to fund certain Company obligations under its equity compensation plans. These purchases were made in open market transactions.

TYSON FOODS, INC.

ITEM 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	2006	2005	2004	2003	2002	2001
Summary of Operations
Sales	$25,559	$26,014	$26,441	$24,549	$23,367	$10,563
Cost of sales	24,631	24,294	24,558	22,810	21,550	9,660
Gross profit	928	1,720	1,883	1,739	1,817	903
Operating income (loss)	(77)	745	917	832	887	316
Net interest expense	238	227	275	296	305	144
Income tax expense (benefit)	(102)	156	232	186	210	58
Cumulative effect of change in accounting
principle, net of tax	(5)	-	-	-	-	-
Net income (loss)	$(196)	$372	$403	$337	$383	$88
Year end shares outstanding	355	355	353	353	353	349
Diluted average shares outstanding	345	357	357	352	355	222
Cumulative effect of change in accounting
principle, net of tax:
Diluted earnings (loss) per share	$(0.02)	$-	$-	$-	$-	$-
Class A basic earnings (loss) per share	(0.01)	-	-	-	-	-
Class B basic earnings (loss) per share	(0.02)	-	-	-	-	-
Net income (loss):
Diluted earnings (loss) per share	(0.58)	1.04	1.13	0.96	1.08	0.40
Class A basic earnings (loss) per share	(0.53)	1.11	1.20	1.00	1.13	0.42
Class B basic earnings (loss) per share	(0.58)	1.00	1.08	0.90	1.02	0.38
Dividends per share:
Class A	0.160	0.160	0.160	0.160	0.160	0.160
Class B	0.144	0.144	0.144	0.144	0.144	0.144
Depreciation and amortization	$517	$501	$490	$458	$467	$335
Balance Sheet Data
Capital expenditures	$531	$571	$486	$402	$433	$261
Total assets	11,121	10,504	10,464	10,486	10,372	10,632
Net property, plant and equipment	3,945	4,007	3,964	4,039	4,038	4,085
Total debt	3,979	2,995	3,362	3,604	3,987	4,776
Shareholders' equity	$4,440	$4,671	$4,292	$3,954	$3,662	$3,354
Other Key Financial Measures
Return on sales	(0.8)%	1.4%	1.5%	1.4%	1.6%	0.8%
Annual sales growth (decline)	(1.7)%	(1.6)%	7.7%	5.1%	121.2%	45.3%
Gross margin	3.6%	6.6%	7.1%	7.1%	7.8%	8.5%
Return on beginning shareholders' equity	(4.2)%	8.7%	10.2%	9.2%	11.4%	4.0%
Return on invested capital	(1.0)%	9.7%	12.1%	10.9%	11.2%	5.3%
Effective tax rate	34.8%	29.5%	36.6%	35.5%	35.5%	35.4%
Total debt to capitalization	47.3%	39.1%	43.9%	47.7%	52.1%	58.7%
Book value per share	$12.51	$13.19	$12.19	$11.21	$10.37	$9.61
Closing stock price high	18.70	19.47	21.06	14.42	15.56	14.19
Closing stock price low	$12.92	$14.12	$12.59	$7.28	$8.75	$8.35

TYSON FOODS, INC.

ITEM 6. SELECTED FINANCIAL DATA (Continued)

ELEVEN-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	2000	1999	1998	1997	1996
Summary of Operations
Sales	$7,268	$7,621	$7,414	$6,356	$6,454
Cost of sales	6,453	6,470	6,260	5,318	5,506
Gross profit	815	1,151	1,154	1,038	948
Operating income	349	487	204	400	269
Net interest expense	116	124	139	110	133
Income tax expense	83	129	46	144	49
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	-
Net income	$151	$230	$25	$186	$87
Year end shares outstanding	225	229	231	213	217
Diluted average shares outstanding	226	231	228	218	218
Cumulative effect of change in accounting
principle, net of tax:
Diluted earnings (loss) per share	$-	$-	$-	$-	$-
Class A basic earnings (loss) per share	-	-	-	-	-
Class B basic earnings (loss) per share	-	-	-	-	-
Net income:
Diluted earnings per share	0.67	1.00	0.11	0.85	0.40
Class A basic earnings per share	0.70	1.05	0.12	0.90	0.42
Class B basic earnings per share	0.63	0.94	0.10	0.81	0.38
Dividends per share:
Class A	0.160	0.115	0.100	0.095	0.080
Class B	0.144	0.104	0.090	0.086	0.072
Depreciation and amortization	$294	$291	$276	$230	$239
Balance Sheet Data
Capital expenditures	$196	$363	$310	$291	$214
Total assets	4,841	5,083	5,242	4,411	4,544
Net property, plant and equipment	2,141	2,185	2,257	1,925	1,869
Total debt	1,542	1,804	2,129	1,690	1,975
Shareholders' equity	$2,175	$2,128	$1,970	$1,621	$1,542
Other Key Financial Measures
Return on sales	2.0%	3.0%	0.3%	2.9%	1.4%
Annual sales growth (decline)	(4.6)%	2.8%	16.7%	(1.5)%	17.1%
Gross margin	11.2%	15.1%	15.6%	16.3%	14.7%
Return on beginning shareholders' equity	7.1%	11.7%	1.5%	12.1%	5.9%
Return on invested capital	9.1%	12.1%	5.5%	11.7%	7.7%
Effective tax rate	35.6%	34.9%	64.7%	43.6%	37.0%
Total debt to capitalization	41.5%	45.9%	51.9%	51.0%	56.2%
Book value per share	$9.67	$9.31	$8.53	$7.60	$7.09
Closing stock price high	18.00	25.38	24.44	23.63	18.58
Closing stock price low	$8.56	$15.00	$16.50	$17.75	$13.83

TYSON FOODS, INC.

Notes to Eleven-Year Financial Summary

1.	Fiscal 2004 and 1998 were 53-week years, while the other years presented were 52-week years.
2.

The results for fiscal 2006 include $63 million of pretax charges primarily related to closing one chicken plant, two beef plants and two prepared foods plants and $19 million of pretax charges related to a cost reduction initiative and other business consolidation efforts.

3.	The Company reclassified gains and losses related to the disposal of fixed assets from other expense to cost of sales for fiscal 2005, 2004 and 2003.
4.

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

5.

The results for fiscal 2004 include $61 million of pretax BSE-related charges, $40 million of pretax charges primarily related to closing one poultry and three prepared foods operations, $25 million of pretax charges related to the impairment of intangible assets and $21 million of pretax charges related to fixed asset write-downs.

6.

The results for fiscal 2003 include $167 million of pretax gains related to vitamin antitrust litigation settlements received and $76 million of pretax charges related to closing four poultry operations.

7.

The results for fiscal 2002 include a $27 million pretax charge related to the identifiable intangible asset write-down of the Thomas E. Wilson brand, $26 million pretax charge related to live swine restructuring, $22 million pretax gain related to the sale of Specialty Brands, Inc. and $30 million pretax gain related to vitamin antitrust litigation settlements received.

8.	The results for fiscal 2001 include $26 million of pretax charges for expenses related to the TFM acquisition, loss on sale of swine assets and product recall losses.
9.

The results for fiscal 2000 include a $24 million pretax charge for a bad debt write-off related to the January 2000 bankruptcy filing of AmeriServe Food Distribution, Inc. and a $9 million pretax charge related to Tyson de Mexico losses.

10.

Certain costs for fiscal years 1999 and prior have not been reclassified as the result of the application of Emerging Issues Task Force Issue No. 00-14, “Accounting for Certain Sales Incentives” and Emerging Issues Task Force Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”

11.	The results for fiscal 1999 include a $77 million pretax charge for loss on sale of assets and impairment write-downs.
12.	Significant business combinations accounted for as purchases: TFM and Hudson Foods, Inc. in 2001 and 1998, respectively.
13.	The results for fiscal 1998 include a $215 million pretax charge for asset impairment and other charges.
14.	The results for fiscal 1997 include a $41 million pretax gain from the sale of the beef division assets.
15.	Return on beginning shareholders’ equity is calculated by dividing net income (loss) by beginning shareholders’ equity.
16.	Return on invested capital is calculated by dividing operating income (loss) by the sum of the average of beginning and ending total debt and shareholders’ equity.
17.	The 2006 Total debt to capitalization ratio is not adjusted for the $750 million short-term investment the Company had on deposit at September 30, 2006.

TYSON FOODS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Tyson Foods is the world’s largest meat protein company and the second largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. Tyson produces, distributes and markets chicken, beef, pork, prepared foods and related allied products. The Company’s operations are conducted in five segments: Chicken, Beef, Pork, Prepared Foods and Other. Some of the key factors that influence the Company’s business are customer demand for the Company’s products, the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace, accessibility of international markets, market prices for the Company’s chicken, beef and pork products, the cost of live cattle and hogs, raw materials and grain and operating efficiencies of the Company’s facilities.

The Company faced very challenging operating conditions in fiscal 2006. Demand pressures caused mainly by outbreaks of avian influenza, primarily in Europe and Asia, Hurricane Katrina and other export market disruptions in the Company’s Chicken and Beef segments, led to an oversupply of proteins worldwide and negatively affected the average sales prices and operating results of each of the Company’s protein segments. Operations also were affected negatively by higher energy costs, and significant operating margin reductions at the Company’s operations in Canada and Mexico.

Net loss for fiscal 2006 was $196 million, or $0.58 per diluted share, compared to earnings of $372 million, or $1.04 per diluted share, in fiscal 2005. Pretax loss for fiscal 2006 includes $63 million of costs related to beef, prepared foods and poultry plant closings and $19 million of charges related to the Company’s $200 million cost reduction initiative and other business consolidation efforts. These charges include severance expenses, product rationalization costs and related intangible asset impairment expenses. Additionally, the Company completed a review of its tax account balances, and as a result, recorded a charge in the fourth quarter of fiscal 2006 of approximately $15 million. Also, net loss for fiscal 2006 includes a charge of $5 million, or $0.02 per diluted share, related to the cumulative effect of a change in accounting principle due to the Company’s adoption of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. Combined, these items increased fiscal 2006 diluted loss per share by $0.21.

Pretax earnings for fiscal 2005 include $33 million of costs related to a legal settlement involving the Company’s live swine operations, $14 million of costs for poultry and prepared foods plant closings, $8 million of losses related to Hurricane Katrina, $12 million received in connection with vitamin antitrust litigation and a gain of $8 million from the sale of the Company’s remaining interest in Specialty Brands, Inc. Net income in fiscal 2005 includes a non-recurring income tax net benefit of $15 million. The net benefit includes the reversal of tax reserves, partially offset by an income tax charge related to the repatriation of foreign income. The effective tax rate of the Company was affected further by the federal income tax effect of the Medicare Part D subsidy in fiscal 2005 of $55 million because this amount is not subject to federal income tax. Combined, these items increased fiscal 2005 diluted earnings per share by $0.03.

The Company's accounting cycle resulted in a 52-week year for fiscal years 2006 and 2005, and a 53-week year for fiscal 2004.

Outlook

Management’s primary goal during this difficult operating environment is to return the Company to profitability. One of the measures being taken to achieve this goal is to manage and reduce costs. The Company initiated a $200 million cost reduction initiative in the fourth quarter of fiscal 2006. Approximately 90% of the initiative has been implemented, and the Company began realizing savings in the first quarter of fiscal 2007.

TYSON FOODS, INC.

Although returning the Company to profitability is its primary short-term goal, management also remains focused on the following primary elements of its long-term strategy: creating more value-added products, improving operational efficiencies and expanding internationally. During the year, the Company strongly examined its business as well as various opportunities and took the necessary steps to better position itself to meet its long-term goals. The Company’s Discovery Center is nearing completion and should be operational in the second quarter of fiscal 2007. The Discovery Center is expected to bring new market-leading retail and foodservice products to the customer faster and more effectively. It is a state-of-the-art facility, which includes 19 research centers as well as a USDA-inspected pilot plant. In fiscal 2006, the Company announced the rationalization of three beef plants and two prepared foods plants. Additionally, the Company completed several major capital projects in fiscal 2006, including a case-ready plant in Sherman, Texas, and an expansion at the Dakota City, Nebraska, location. The Company realized certain operational efficiencies in fiscal 2006 related to its rationalization and expansion efforts and expects continued efficiencies in fiscal 2007. In November 2006, the Company announced a new business unit, Tyson Renewable Energy, which has been exploring ways to commercialize the Company’s supply of animal fat into bio-fuels. The new unit also is examining the potential use of poultry litter to generate energy and other products. With regard to the Company’s international expansion goals, the Company expects to close on a transaction during fiscal 2007, which would establish a joint venture with a poultry company in China. Additionally, the Company expects to complete two joint venture transactions in South America in 2007; one involving a poultry operation in Brazil, and the other involving a beef operation in Argentina.

The Company expects operating margin improvements in each segment in fiscal 2007. Although the Company’s Chicken segment will be affected negatively by higher grain prices in fiscal 2007 compared to fiscal 2006, the Company’s mix of value-added products and expected price increases should supply some insulation. The Company expects live cattle supplies and live hog supplies to increase in fiscal 2007, which should allow the Company to achieve greater operational efficiencies in its processing plants. Additionally, the Company anticipates improved market share in the Prepared Foods segment in fiscal 2007.

Based on the Company’s outlook for fiscal 2007, diluted earnings per share are estimated to be in the range of $0.50 to $0.80, and sales are estimated to be in the range of $26 billion to $27 billion. The Company expects to reduce its capital spending from the $531 million spent in fiscal 2006 to approximately $400 million in fiscal 2007. Additionally, the Company anticipates stronger cash flow and lower interest expense in fiscal 2007 and plans to use the improved cash flow to reduce its debt position.

2006 vs. 2005

Certain reclassifications have been made to prior periods to conform to current presentations.

Sales decreased $455 million or 1.7%, with a 3.9% decrease in average sales price and a 2.3% increase in volume. The oversupply of proteins led to decreased average sales prices in all segments. Additionally, fiscal 2006 sales were affected negatively by realized and unrealized net losses of $5 million, compared to realized and unrealized net gains of $24 million recorded in fiscal 2005 from the Company’s commodity risk management activities related to its fixed forward boxed beef and pork sales.

Cost of Sales increased $337 million or 1.4%. As a percent of sales, cost of sales increased from 93.4% to 96.4%. The increase in cost of sales as a percentage of sales primarily was due to the decrease in average sales prices, while average live prices and production costs did not decrease at the same rate. Energy costs increased in all segments by approximately $167 million compared to the same period last year. Additionally, fiscal 2006 includes $49 million of realized and unrealized net losses related to the Company’s forward futures contracts for live cattle and hog purchases, compared to $33 million of realized and unrealized net gains recorded in fiscal 2005. Cost of sales was impacted positively by realized and unrealized net gains of $6 million in fiscal 2006 resulting from the Company’s commodity risk management activities related to grain purchases compared to realized and unrealized net losses of $27 million in fiscal 2005.

Selling, general and administrative expenses increased $7 million or 0.8%. As a percent of sales, selling, general and administrative expenses increased from 3.6% to 3.7%. The increase primarily was due to an increase in stock compensation expense, information system services costs and increased sales promotion expenses. The increases were offset partially by decreased charitable contributions, decreased legal and other professional fees and a fiscal 2006 bad debt recovery. Also, insurance proceeds received in fiscal 2005 decreased prior year costs.

TYSON FOODS, INC.

Other charges include $63 million of plant closing related costs and $9 million of severance accruals related to the Company’s $200 million cost reduction initiative. The plant closing costs relate primarily to closing the Company’s Norfolk and West Point, Nebraska, and Independence and Oelwein, Iowa, operations. In February 2006, the Company announced its decision to close its Norfolk, Nebraska, beef processing plant and its West Point, Nebraska, beef slaughter plant. These facilities closed in February 2006. Production from these facilities shifted primarily to the Company’s beef complex in Dakota City, Nebraska. In January 2006, the Company announced its decision to close two of its processed meats facilities in northeast Iowa. The Independence and Oelwein plants, which produced chopped ham and sliced luncheon meats, closed in March 2006.

In August 2006, the Company announced its decision to close its Boise, Idaho, beef slaughter plant and to scale back processing operations at its Pasco, Washington, complex. This decision resulted in the elimination of approximately 770 positions. The closure and process change occurred in October 2006 and did not result in a significant charge to the Company.

In July 2006, the Company announced its decision to implement approximately $200 million in cost reductions as part of a strategy to return to profitability. The cost reductions include staffing costs, consulting and professional fees, sales and marketing costs and other expenses. Virtually all of the cost reduction initiatives are expected to be completed by December 2006, with savings beginning principally in fiscal 2007.

Other charges in fiscal 2005 include $33 million relating to a legal settlement involving the Company’s live swine operations and $14 million in plant closing costs primarily relating to the closings of the Company’s Cleveland Street Forest, Mississippi; Portland, Maine; and Bentonville, Arkansas; operations. In July 2005, the Company announced it had agreed to settle a lawsuit resulting from the restructuring of its live swine operations. The settlement resulted in the Company recording an additional $33 million of costs in the third quarter of fiscal 2005. In July 2005, the Company announced its decision to make improvements to one of its Forest, Mississippi, facilities, which included more product lines, enabling the plant to increase production of processed and marinated chicken. The improvements were made at the former Choctaw Maid Farms location, which the Company acquired in fiscal 2003. The Company’s Cleveland Street Forest, Mississippi, poultry operation ceased operations in March 2006. Also in July 2005, the Company announced its decision to close its Bentonville, Arkansas, facility. The production from this facility was transferred to the Company’s Russellville, Arkansas, poultry plant, where an expansion enabled the facility to absorb the Bentonville facility’s production. In December 2004, the Company announced its decision to close its Portland, Maine, facility. The plant ceased operations February 4, 2005, and the production from this facility was transferred to other locations.

Interest income increased $20 million, primarily due to the interest earned on the $750 million short-term investment held on deposit with a trustee used for the repayment of the 7.25% Notes maturing on October 1, 2006.

Interest expense increased $31 million or 13.1%. The increase primarily was due to the increase in average total debt of 15.8%; however, average total debt increased by approximately 3.2% after adjusting total debt for the $750 million short-term investment. The increase was offset partially by a decrease in the overall weighted average borrowing rate from 7.1% to 7.0%.

Other income increased $12 million compared to fiscal 2005, primarily resulting from improvements in foreign currency exchange gain/loss activity of approximately $7 million and a $7 million gain recorded on the write-off of a capital lease obligation related to a legal settlement. These items were offset partially by an $8 million gain recorded in fiscal 2005 from the sale of the Company’s remaining interest in Specialty Brands, Inc.

The effective tax rate was a 34.8% benefit for fiscal 2006 compared to a 29.5% provision for fiscal 2005. The fiscal 2006 effective tax rate was reduced by 5.1% due to expense recorded in fiscal 2006 as a result of the tax account balance review as discussed in Note 15 in the Notes to Consolidated Financial Statements. The fiscal 2006 effective rate also was reduced by 1.8% due to the federal income tax effect of the Medicare Part D subsidy loss for fiscal 2006 since this loss is not deductible for federal income tax purposes. The fiscal 2005 effective rate reflects a reduction of 4.1% due to the release of income tax reserves that management deemed were no longer required and a reduction of 3.6% related to the 2005 estimated future Medicare Part D subsidy. In addition, the fiscal 2005 effective rate reflected an increase of 4.2% relating to the repatriation of earnings of foreign subsidiaries as allowed by the American Jobs Creation Act.

Cumulative effect of change in accounting principle, net of tax, includes a transition charge of $5 million related to the Company’s adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”

TYSON FOODS, INC.

Segment Information

Tyson operates in five business segments: Chicken, Beef, Pork, Prepared Foods and Other. The Company measures segment profit as operating income.

Chicken segment is involved primarily in processing live chickens into fresh, frozen and value-added chicken products. The Chicken segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. The Chicken segment also includes sales from allied products and the chicken breeding stock subsidiary.

Beef segment is involved primarily in processing live fed cattle and fabricating dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. It also involves deriving value from allied products such as hides and variety meats for sale to further processors and others. The Beef segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. Allied products also are marketed to manufacturers of pharmaceuticals and technical products.

Pork segment is involved primarily in processing live market hogs and fabricating pork carcasses into primal and sub-primal meat cuts and case-ready products. This segment also represents the Company's live swine group and related allied product processing activities. The Pork segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. It also sells allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork producers.

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

Other segment includes the logistics group and other miscellaneous operations.

Sales by Segment	in millions
	2006	2005	Change	Volume Change	Average Price Change
Chicken	$7,928	$8,295	$(367)	3.0%	(7.2)%
Beef	11,825	11,618	207	2.6%	(0.8)%
Pork	3,060	3,247	(187)	0.5%	(6.2)%
Prepared Foods	2,692	2,801	(109)	0.3%	(4.2)%
Other	54	53	1	N/A	N/A
Total	$25,559	$26,014	$(455)	2.3%	(3.9)%

Operating Income (Loss) by Segment				in millions
	2006	2005	Change	Margin 2006	Margin 2005
Chicken	$53	$582	$(529)	0.7%	7.0%
Beef	(296)	(12)	(284)	(2.5)%	(0.1)%
Pork	47	47	-	1.5%	1.4%
Prepared Foods	45	78	(33)	1.7%	2.8%
Other	74	50	24	N/A	N/A
Total	$(77)	$745	$(822)	(0.3)%	2.9%

TYSON FOODS, INC.

Chicken segment sales decreased 4.4% and operating results decreased $529 million in fiscal 2006 compared to fiscal 2005. Fiscal 2006 operating results include charges of $9 million related to the Company’s cost reduction initiative, other business consolidation efforts and plant closing costs. Fiscal 2005 operating results include $12 million of plant closing costs and $8 million of hurricane- related losses. The decline in sales and operating results primarily was due to lower average sales prices, predominantly caused by an oversupply of proteins in the marketplace. Additionally, the Chicken segment’s operating results were affected negatively by higher energy costs and decreased margins at the Company’s operations in Mexico. Fiscal 2006 chicken operating results include realized and unrealized net gains of $6 million from the Company’s commodity risk management activities related to grain purchases compared to realized and unrealized net losses of $27 million recorded in fiscal 2005.

Beef segment sales increased 1.8% and operating results decreased $284 million in fiscal 2006 compared to fiscal 2005. Fiscal 2006 operating results include charges of $52 million related to plant closing costs, the Company’s cost reduction initiative and other business consolidation efforts. Fiscal 2005 operating results include $10 million received in connection with vitamin antitrust litigation. The operating results decline primarily was due to lower average sales prices, predominantly caused by an oversupply of proteins in the marketplace. Additionally, the Beef segment’s operating results were affected negatively by significant operating margin reductions at the Company’s Lakeside operation in Canada. Also, fiscal 2006 operating results include realized and unrealized net losses of $40 million from the Company’s commodity risk management activities related to its fixed forward boxed beef sales and forward live cattle purchases, compared to realized and unrealized net gains of $13 million recorded in fiscal 2005.

Pork segment sales decreased 5.8% and operating results remained flat in fiscal 2006 compared to fiscal 2005. Fiscal 2006 operating results include charges of $2 million related to the Company’s cost reduction initiative and other business consolidation efforts. Fiscal 2005 operating results include $33 million related to a legal settlement involving the Company’s live swine operations and $2 million received in connection with vitamin antitrust litigation. Lower average sales prices, predominantly caused by an oversupply of proteins in the marketplace adversely affected sales and operating results. The lower average sales prices were offset partially by lower average live prices. Additionally, fiscal 2006 operating results include realized and unrealized net losses of $15 million from the Company’s commodity risk management activities related to its fixed forward boxed pork sales and forward live hog purchases, compared to realized and unrealized net losses of $22 million recorded in fiscal 2005.

Prepared Foods segment sales decreased 3.9% and operating results decreased $33 million in fiscal 2006 compared to fiscal 2005.

Fiscal 2006 operating results include charges of $19 million related to plant closing costs, other business consolidation efforts and the Company’s cost reduction initiative. Fiscal 2005 operating results include $2 million related to plant closing costs. The decline in sales and operating income primarily was due to lower average sales prices.

2005 vs. 2004

Certain reclassifications have been made to prior periods to conform to current presentations.

Sales decreased $427 million or 1.6%, with a 0.7% increase in average sales price and a 2.3% decrease in volume. The decrease in sales primarily was due to reduced sales in the Company’s Beef segment, resulting from the effects of import and export restrictions. Additionally, sales were affected negatively by decreased sales volumes in each of the Company’s protein segments, primarily due to one less week of sales in fiscal 2005. These declines were offset partially by higher average sales prices in the Company’s Chicken, Pork and Prepared Foods segments.

Cost of Sales decreased $264 million or 1.1%. As a percent of sales, cost of sales increased from 92.9% to 93.4%. The decrease in cost of sales primarily was due to decreased grain costs of approximately $312 million in fiscal 2005 compared to fiscal 2004, partially offset by higher live costs in the Pork segment, higher raw material costs in the Prepared Foods segment and higher energy costs. Additionally, the Chicken segment recorded realized and unrealized losses of $27 million in fiscal 2005 resulting from the Company’s commodity risk management activities related to grain purchases, compared to realized and unrealized gains of $127 million in fiscal 2004. The fiscal 2004 gains in part were due to grain commodity risk management activities not designated as SFAS No. 133 hedges. Also, lower domestic cattle supplies and restrictions on imports of Canadian cattle for most of fiscal 2005 caused lower production volumes and higher operating cost per head.

TYSON FOODS, INC.

Selling, general and administrative expenses increased $48 million or 5.5%. As a percent of sales, selling, general and administrative expenses increased from 3.3% to 3.6%. The increase primarily was due to an increase of approximately $28 million in corporate advertising expenses, which primarily was related to the Company’s “Powered by Tyson™” campaign. In addition, there were increases in personnel-related costs and contributions and donations.

Other charges include $33 million related to a legal settlement involving the Company’s live swine operations and $14 million in plant closing costs, primarily related to the closings of the Company’s Cleveland Street Forest, Mississippi; Portland, Maine; and Bentonville, Arkansas; operations. In July 2005, the Company announced it had agreed to settle a lawsuit resulting from the restructuring of its live swine operations. The settlement resulted in the Company recording an additional $33 million of costs in the third quarter of fiscal 2005. In July 2005, the Company announced its decision to make improvements to one of its Forest, Mississippi, facilities, which included more product lines, enabling the plant to increase production of processed and marinated chicken. The improvements were made at the former Choctaw Maid Farms location, which the Company acquired in fiscal 2003. The Company’s Cleveland Street Forest, Mississippi, poultry operation ceased operations in March 2006. Also in July 2005, the Company announced its decision to close its Bentonville, Arkansas, facility. The production from this facility was transferred to the Company’s Russellville, Arkansas, poultry plant, where an expansion enabled the facility to absorb the Bentonville facility’s production. In December 2004, the Company announced its decision to close its Portland, Maine, facility. The plant ceased operations February 4, 2005, and the production from this facility was transferred to other locations. Other charges in fiscal 2004 include $40 million in plant closing costs, primarily related to the closings of the Company’s Jackson, Mississippi; Manchester, New Hampshire; Augusta, Maine; and Berlin, Maryland; operations. Also included in other charges for fiscal 2004 were $25 million in charges related to intangible asset impairments and $21 million related to fixed asset write-downs.

Interest expense decreased $43 million or 15.4%, primarily resulting from an 8.7% decrease in the Company’s average indebtedness. In addition, the Company incurred $13 million of expenses in fiscal 2004, related to the buy back of bonds and the early redemption of Tyson de Mexico preferred shares. Excluding these charges, the overall weighted average borrowing rate decreased from 7.4% to 7.1%.

Other expense decreased $17 million compared to fiscal 2004, resulting from improvements in foreign currency exchange gain/loss activity of approximately $9 million, primarily from the Company’s Canadian operations, and an $8 million gain recorded in fiscal 2005 from the sale of the Company’s remaining interest in Specialty Brands, Inc.

The effective tax rate decreased from 36.6% in fiscal 2004 to 29.5% in fiscal 2005. The fiscal 2005 effective rate reflects a reduction of 4.1% due to the release of income tax reserves management deemed were no longer required. The fiscal 2005 effective rate also reflects a reduction of 3.6% due to the federal income tax effect of the Medicare Part D subsidy in fiscal 2005 because this amount is not subject to federal income tax. In addition, the rate reflects an increase of 4.2% relating to the repatriation of earnings of foreign subsidiaries as allowed by the American Jobs Creation Act, offset by 2.9% relating to the reversal of certain international tax reserves no longer needed due to the effects of the repatriation under the American Jobs Creation Act. During the fourth quarter of fiscal 2005, the Company repatriated $404 million of foreign earnings invested outside the United States under the American Jobs Creation Act. See Note 15 in the Notes to Consolidated Financial Statements for further discussion of these issues. The estimated Extraterritorial Income Exclusion (ETI) amount reduced the fiscal 2005 effective tax rate by 2.6% compared to 0.5% in fiscal 2004. The increase in the fiscal 2005 estimated ETI benefit resulted from an increase in the estimated fiscal 2005 profit from export sales primarily due to increased profit on export sales, along with an adjustment to the estimated fiscal 2004 benefit.

Sales by Segment	in millions
	2005	2004	Change	Volume Change	Average Price Change
Chicken	$8,295	$8,363	$(68)	(2.6)%	1.8%
Beef	11,618	11,951	(333)	(0.0)%	(2.8)%
Pork	3,247	3,185	62	(4.6)%	6.9%
Prepared Foods	2,801	2,891	(90)	(6.7)%	3.8%
Other	53	51	2	N/A	N/A
Total	$26,014	$26,441	$(427)	(2.3)%	0.7%

TYSON FOODS, INC.

Operating Income (Loss) by Segment				in millions
	2005	2004	Change	Margin 2005	Margin 2004
Chicken	$582	$548	$34	7.0%	6.6%
Beef	(12)	127	(139)	(0.1)%	1.1%
Pork	47	140	(93)	1.4%	4.4%
Prepared Foods	78	28	50	2.8%	1.0%
Other	50	74	(24)	N/A	N/A
Total	$745	$917	$(172)	2.9%	3.5%

Chicken segment sales decreased 0.8% in fiscal 2005 compared to fiscal 2004. The decline in sales primarily was due to lower volumes, caused largely by one less week of sales in fiscal 2005, partially offset by higher average sales prices and improved product mix. Chicken segment operating income increased $34 million in fiscal 2005 compared to fiscal 2004. Fiscal 2005 operating income includes $12 million of plant closing costs and $8 million of hurricane-related losses. Fiscal 2004 operating income includes $13 million of plant closing costs and $13 million of charges related to fixed asset write-downs. Fiscal 2005 operating income was affected positively by decreased grain costs of $312 million. However, the fiscal 2005 benefits from decreased grain costs were offset partially by realized and unrealized net losses of $27 million from the Company’s commodity risk management activities related to grain purchases, compared to realized and unrealized net gains of $127 million recorded in fiscal 2004. Additionally, fiscal 2005 operating income was affected negatively by higher energy costs.

Beef segment sales decreased 2.8% in fiscal 2005 compared to fiscal 2004. The decline in sales primarily resulted from the effects of import and export restrictions. Those restrictions contributed to lower international sales volumes and lower average domestic sales prices in part due to the mix of products allowed for export. Additionally, fiscal 2005 had one less week of sales, compared to fiscal 2004. Fiscal 2005 operating income decreased $139 million compared to fiscal 2004. Fiscal 2005 operating income includes $10 million received in connection with vitamin antitrust litigation. Fiscal 2004 operating income includes BSE-related charges of $61 million and $5 million of charges related to intangible asset impairments and fixed asset write-downs. The decrease in operating income primarily was due to lower domestic cattle supplies and restrictions on imports of Canadian cattle for most of fiscal 2005, which resulted in lower production volumes and raised the operating cost per head. Additionally, fiscal 2005 operating income was affected negatively by decreased volumes and margins at the Company’s Lakeside operation in Canada. Also, fiscal 2005 operating results include realized and unrealized net gains of $13 million from the Company’s commodity risk management activities related to its fixed forward boxed beef sales and forward live cattle purchases, compared to realized and unrealized net gains of $51 million recorded in fiscal 2004.

Pork segment sales increased 1.9% in fiscal 2005 compared to fiscal 2004. The increase in sales resulted primarily from higher average sales prices, both domestically and internationally, compared to fiscal 2004. The higher average sales prices, driven primarily by higher average live hog prices, were offset partially by a decrease in volumes, caused largely by one less week of sales. Fiscal 2005 operating income decreased $93 million compared to fiscal 2004. Fiscal 2005 operating income includes costs of $33 million related to a legal settlement involving the Company’s live swine operations and $2 million received in connection with vitamin antitrust litigation. Fiscal 2004 operating income includes $1 million of charges related to fixed asset write-downs. The decrease in operating income primarily was due to higher average live hog prices and lower volumes, which increased the operating cost per head and more than offset the increase in average sales prices.

Prepared Foods segment sales decreased 3.1% in fiscal 2005 compared to fiscal 2004. The decline in sales primarily was due to lower volumes, caused largely by one less week of sales and the rationalization of lower margin product lines, partially offset by higher average sales prices. Fiscal 2005 operating income increased $50 million compared to fiscal 2004. Fiscal 2005 operating income includes $2 million of plant closing costs. Fiscal 2004 operating income includes $27 million of plant closing costs and $27 million of charges related to fixed asset write-downs and intangible asset impairments. Fiscal 2005 operating income was negatively impacted by increased raw material prices.

TYSON FOODS, INC.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2006, net cash of $287 million was provided by operating activities, a decrease of $712 million from fiscal 2005. The decrease primarily was due to a decline in net income of $605 million, excluding the non-cash effect of deferred income taxes, and the net change in the working capital effect of $147 million. The Company used cash primarily from borrowings and operations to fund $531 million of property, plant and equipment additions, to pay dividends of $55 million on the Company’s Class A and Class B stock and to repurchase $42 million of the Company’s Class A stock in the open market, which purchases were made to satisfy the Company’s stock compensation programs. The expenditures for property, plant and equipment were related to acquiring new equipment and upgrading facilities to maintain competitive standing and position the Company for future opportunities. The Company’s foreseeable cash needs for operations growth and capital expenditures are expected to be met through cash flows provided by operating activities.

Cash Provided by Operating Activities	in millions
	2006	2005	2004
	$287	$999	$932

In the second quarter of fiscal 2006, the Company issued $1.0 billion of new senior unsecured notes, which will mature on April 1, 2016 (2016 Notes). The 2016 Notes carried an initial 6.60% interest rate, with interest payments due semi-annually on April 1 and October 1. In fiscal 2007, the Company used $750 million of the proceeds for the repayment of its outstanding $750 million 7.25% Notes due October 1, 2006. The remaining proceeds were used for general corporate purposes. The Company’s short-term investment at September 30, 2006, includes $750 million of proceeds from this new issuance and earnings of $20 million on the investment.

On July 24, 2006, Moody’s Investors Services, Inc. (Moody’s) downgraded the Company’s credit rating applicable to the 2016 Notes from “Baa3” to “Ba1.” This downgrade increased the interest rate on the 2016 Notes from 6.60% to 6.85%, effective on the first day of the interest period during which the rating change required an adjustment to the interest rate (i.e., the issuance of the 2016 Notes). Accordingly, in the fourth quarter, the Company recorded an additional $0.7 million for the interest period from March 22, 2006, to July 1, 2006. This downgrade will increase annual interest expense and related fees by approximately $5 million, including $2.5 million related to the 2016 Notes.

On July 31, 2006, Standard & Poor’s (S&P) also downgraded the Company’s credit rating applicable to the 2016 Notes from “BBB” to “BBB-.” This downgrade did not result in an increase in the interest rate on the 2016 Notes, nor did it result in an increase in interest expense or related fees for other debt.

On September 18, 2006, Tyson Fresh Meats, Inc. (TFM), a wholly-owned subsidiary of the Company, guaranteed the 2016 Notes. This guarantee does not extend to the other unsecured senior notes of the Company. Moody’s and S&P did not change the July 2006 credit ratings applicable to the 2016 Notes. However, Moody’s issued a new credit rating of “Ba2,” and S&P issued a new credit rating of “BB+” related to the other unsecured senior notes not guaranteed by TFM. These new ratings did not impact the interest rate applicable to the 2016 Notes. However, other interest expense and related fees for other debt increased by less than $3 million.

It is possible one or both of the debt rating agencies may further downgrade the Company’s bond rating applicable to the 2016 Notes.  S&P currently rates this long-term debt “BBB-,” with a negative outlook. Moody’s currently rates this debt “Ba1,” with a negative outlook. The pretax impact to earnings of each further downgrade would be approximately $5 million annually, per rating agency, of which $2.5 million would be related to increased interest expense on the 2016 Notes.

Total debt at September 30, 2006, was approximately $4.0 billion, an increase of $984 million from October 1, 2005. However, when adjusted for the $750 million of proceeds on deposit, debt would have been $3.2 billion, an increase of $234 million from October 1, 2005. Additionally, the Company has an unsecured revolving credit facility totaling $1.0 billion that supports the Company’s short-term funding needs and letters of credit. The $1.0 billion facility expires in September 2010. This agreement was amended on July 27, 2006, which reduced the availability of the unsecured revolving credit facility. See below for further description. Also, at September 30, 2006, the Company had a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables.

TYSON FOODS, INC.

These agreements were restructured and extended in the fourth quarter of fiscal 2006 and now consist of $375 million expiring August 2007 and $375 million expiring in August 2009. At September 30, 2006, there was $79.5 million outstanding on each of the commitments. At October 1, 2005, there were no amounts drawn under the receivables purchase agreement. Outstanding debt at September 30, 2006, consisted of $3.4 billion of debt securities, a $345 million term loan and other indebtedness of $246 million.

Total Capitalization	in millions
	2006	2005	2004
Debt	$3,979	$2,995	$3,362
Equity	4,440	4,671	4,292

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

In connection with these amendments, the Company’s availability under its unsecured revolving credit facility decreased, and if the Company’s credit rating is further downgraded, prior to the delivery of the second quarter fiscal 2007 compliance certificate, the Company is required to have certain subsidiaries guarantee the revolving credit facility and term loan. The amended agreement allows for maximum availability under the revolving credit facility of 50% of inventory, reduced by letters of credit issued and amounts outstanding under its term loan. The amount available as of September 30, 2006, was $481 million.

The Company’s foreseeable cash needs for operations and capital expenditures are expected to be met primarily through cash flows provided by operating activities. Additionally, at September 30, 2006, the Company had unused borrowing capacity of $1.1 billion, consisting of $481 million available under its $1.0 billion unsecured revolving credit agreement and $591 million under its accounts receivable securitization. At September 30, 2006, the Company had construction projects in progress that will require approximately $182 million to complete. Capital spending for fiscal 2007 is expected to be approximately $400 million.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements material to its financial position or results of operations. The off-balance sheet arrangements the Company has are guarantees of debt of outside third parties involving a lease, grower loans and residual value guarantees covering certain operating leases for various types of equipment. See Note 8, “Commitments” of the Notes to Consolidated Financial Statements for further discussions of these guarantees.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations as of September 30, 2006:

	in millions
	Payments Due by Period
				2012 and
	2007	2008 – 2009	2010 - 2011	thereafter	Total
Debt and capital lease obligations:
Principal payments (1)	$992	$454	$237	$2,296	$3,979
Interest payments (2)	231	464	284	617	1,596
Guarantees (3)	54	74	27	34	189
Operating lease obligations (4)	87	98	37	17	239
Purchase obligations (5)	319	11	7	2	339
Capital expenditures (6)	160	22	-	-	182
Other long-term liabilities (7)	4	8	7	43	62
Total contractual commitments	$1,847	$1,131	$599	$3,009	$6,586

TYSON FOODS, INC.

(1)

In the event of a default on payment or violation of debt covenants, acceleration of the principal payments could occur. At September 30, 2006, the Company was in compliance with all of its debt covenants.

(2)

Interest payments include only interest payments on fixed-rate and fixed-term debt, based on the expected payment dates. The Company has other interest obligations on variable-rate, non-term debt; however, these obligations have been excluded, as the timing of payments and expected interest rates cannot be estimated reasonably.

(3)

Amounts included are for the guarantees of debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets, as well as residual value guarantees covering certain operating leases for various types of equipment. The amounts included are the maximum potential amount of future payments.

(4)	Amounts included in operating lease obligations are minimum lease payments under lease agreements.
(5)

Amounts included in purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount includes items such as future purchase commitments for grains, livestock and natural gas contracts that provide terms that meet the above criteria. The Company has excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders have not been included in the table, as a purchase order is an authorization to purchase and is not considered an enforceable and legally binding contract. Contracts for goods or services that contain termination clauses without penalty have also been excluded.

(6)	Amounts included in capital expenditures are estimated amounts to complete construction projects in progress as of September 30, 2006.
(7)	Amounts included in other long-term liabilities are items that meet the definition of a purchase obligation and are recorded in the Company’s Consolidated Balance Sheets.

RECENTLY ADOPTED ACCOUNTING STANDARDS AND REGULATIONS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). The pronouncement requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares, in the financial statements based on the fair value at the date of the grant. In the first quarter of fiscal 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the adoption of SFAS No. 123R and for all awards granted to employees prior to the adoption date of SFAS No. 123R and unvested on the adoption date. Accordingly, no restatements were made to prior periods. Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its employee stock compensation plans. Accordingly, no compensation expense was recognized for its stock option issuances as stock options are issued with an exercise price equal to the closing price at the date of grant. Also, prior to the adoption of SFAS No. 123R, the Company issued restricted stock and recorded the fair value of such awards as deferred compensation amortized over the vesting period. The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model for grants awarded prior to October 1, 2005, and a binomial lattice method for grants awarded subsequent to October 1, 2005. The change to the binomial lattice method was made to better reflect the exercise behavior of top management. The Company recognized compensation expense (net of tax) of $9 million and $15 million in fiscal 2006 related to stock options and restricted stock, respectively. As of September 30, 2006, the Company had $38 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.2 years and $42 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted-average period of 1.5 years.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143 (FIN 47). Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), was issued in June 2001 and requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction, development and/or the normal operation of a long-lived asset. The associated asset costs are capitalized as part of the carrying amount of the long-lived asset. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future

TYSON FOODS, INC.

event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The Company adopted FIN 47 as of September 30, 2006. See Note 2, “Change in Accounting Principle” in the Notes to Consolidated Financial Statements for the impact of the adoption of FIN 47.

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The issues were the circumstances under which two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of Accounting Principles Board Opinion 29, “Accounting for Nonmonetary Transactions” and circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. The Company adopted EITF Issue No. 04-13 in the third quarter of fiscal 2006. The adoption of this Issue did not have a material impact on the Company’s consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS AND REGULATIONS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, the Company expects to adopt FIN 48 at the beginning of fiscal 2008. The Company is currently in the process of evaluating the potential impact of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, the Company expects to adopt SFAS No. 157 at the beginning of fiscal 2009. The Company is currently in the process of evaluating the potential impact of SFAS No. 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. This standard also requires companies to measure the funded status of a plan as of the date of its annual consolidated balance sheet, with limited exceptions. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006; therefore, the Company expects to adopt SFAS No. 158 at the end of fiscal 2007. Based on the information available at September 30, 2006, the Company expects an increase in assets of $6 million, an increase in liabilities of $8 million and an adjustment to accumulated other comprehensive income of $2 million when it adopts SFAS No. 158.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006; therefore, the Company expects to adopt SAB 108 at the end of fiscal 2007. The Company is currently in the process of evaluating the potential impact of SAB 108.

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

TYSON FOODS, INC.

Financial instruments: The Company is a purchaser of certain commodities, such as grains, livestock and natural gas in the course of normal operations. The Company uses derivative financial instruments to reduce its exposure to various market risks. Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended. If a derivative instrument is a hedge, as defined by SFAS No. 133, depending on the nature of the hedge, changes in the fair value of the instrument will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized immediately in earnings as a component of cost of sales. Instruments the Company holds as part of its risk management activities that do not meet the criteria for hedge accounting, as defined by SFAS No. 133, as amended, are marked to fair value with unrealized gains or losses reported currently in earnings. The Company generally does not hedge anticipated transactions beyond 12 months.

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

Accrued self insurance: Insurance expense for health and welfare, workers’ compensation, auto liability and general liability risks are estimated using experience and actuarial estimates. The assumptions used to arrive at periodic expenses are reviewed regularly by management. However, actual expenses could differ from these estimates, which could result in adjustments to amounts recorded.

Pension and other postretirement benefits: The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare benefits. The Company records annual amounts related to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates, mortality rates, retirement rates and healthcare cost trends. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on the current rates and trends when it is deemed appropriate to do so. The Company generally recognizes the effect of these modifications immediately into earnings rather than amortizing the effect over future periods. See Note 12, “Pension and other postretirement benefits” of the Notes to Consolidated Financial Statements for a sensitivity discussion of the assumed healthcare cost trend rates.

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

Impairment of goodwill and other intangible assets: In assessing the recoverability of the Company’s goodwill and other intangible assets, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flow, assumed royalty rates and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors to the assessment of recoverability. The Company has elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and other intangible assets. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. Other intangible asset valuations have been calculated for trademarks using a royalty rate method based on the present value of future cash flows and for patents and in-process technology using the cash flow method based on the present value of future cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. The Company could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if the Company experiences disruptions to the business such as end market conditions, unexpected significant declines in operating results, divestiture of a significant component of the Company and market capitalization declines. These types of events and the resulting analysis could result in goodwill impairment charges in the future. The Company recorded impairments of other intangible assets of $3 million, $4 million and $25 million in fiscal 2006, 2005 and 2004, respectively.

TYSON FOODS, INC.

Marketing and advertising costs: The Company incurs advertising, retailer incentive and consumer incentive costs to promote its products through its marketing programs. These programs include cooperative advertising, volume discounts, in-store display incentives, coupons and other programs. The recognition of the costs related to these programs requires management’s judgment in estimating the potential performance and redemption of each program. These estimates are based on many factors, including experience of similar promotional programs. Actual expenses may differ if the performance and redemption rates vary from the estimated rates.

Income taxes: The Company estimates its total income tax expense based on statutory tax rates and tax planning opportunities available to the Company in various jurisdictions in which the Company earns income. Federal income taxes include an estimate for taxes on earnings of foreign subsidiaries expected to be remitted to the United States and be taxable, but not for earnings considered indefinitely invested in the foreign subsidiary. Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded when it is likely a tax benefit will not be realized for a deferred tax asset. Changes in tax laws and rates also could affect the recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position. In addition, the calculation of tax liabilities involves uncertainties in the application of complex tax regulations across the tax jurisdictions where the Company operates. The Company records tax liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address certain of these risks, the Company enters into various derivative transactions as described below. If a derivative instrument is a hedge, as defined by SFAS No. 133, as amended, depending on the nature of the hedge, changes in the fair value of the instrument will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value, as defined by SFAS No. 133, as amended, will be recognized immediately in earnings as a component of cost of sales. Additionally, the Company holds certain positions, primarily in grain and livestock futures that do not meet the criteria for SFAS No. 133 hedge accounting. These positions are marked to market, and the unrealized gains and losses are reported in earnings at each reporting date. The changes in market value of derivatives used in the Company’s risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales. The changes in market value of derivatives used in the Company’s risk management activities surrounding forward sales contracts are recorded in sales.

The sensitivity analyses presented below are the measures of potential losses of fair value resulting from hypothetical changes in market prices related to commodities. Sensitivity analyses do not consider the actions management may take to mitigate the Company’s exposure to changes, nor do they consider the effects such hypothetical adverse changes may have on overall economic activity. Actual changes in market prices may differ from hypothetical changes.

Commodities Risk: The Company is a purchaser of certain commodities, such as grains, livestock and natural gas in the course of normal operations. The Company uses commodity futures to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying the Company’s derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in the Company’s results of operations. Generally, contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 30, 2006, on the fair

TYSON FOODS, INC.

value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated. The following sensitivity analysis reflects the impact on earnings for changes in the fair value of open positions.

Effect of 10% change in fair value		in millions
	2006	2005
Livestock:
Cattle	$43	$3
Hogs	37	13

Grain	11	15
Natural Gas	1	12

Interest Rate Risk: At September 30, 2006, the Company had fixed-rate, long-term debt of $3.4 billion with a weighted average interest rate of 7.4%. The Company has exposure to changes in interest rates on this fixed-rate, long-term debt. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of the Company’s fixed-rate, long-term debt by approximately $87 million at September 30, 2006, and $47 million at October 1, 2005. The fair values of the Company’s long-term debt were estimated based on quoted market prices and/or published interest rates.

At September 30, 2006, the Company had variable rate, long-term debt of $545 million with a weighted average interest rate (as of September 30, 2006) of 6.1%. The Company hedges exposure to changes in interest rates on certain financial instruments. Under the terms of various leveraged equipment loans, the Company enters into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings. The maturity dates of these leveraged equipment loans range from fiscal years 2007 to 2009 with interest rates ranging from 4.7% to 5.4%. Because of the positions taken with respect to these swap agreements, an increase in interest rates would have a minimal effect on interest expense for fiscal years 2006 and 2005.

Foreign Currency Risk: The Company has non-cash foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates as a result of certain receivables and payable balances. The primary currency exchanges the Company has exposure to are the Canadian dollar, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. The Company periodically enters into foreign exchange forward contracts to hedge some of its foreign currency exposure. A hypothetical 10% change in foreign exchange rates amounts to approximately $4 million at September 30, 2006, and $5 million at October 1, 2005.

Concentrations of Credit Risk: The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company's cash equivalents and short-term investments are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At September 30, 2006, and October 1, 2005, approximately 13.0% of the Company’s net accounts receivable balance was due from one customer. No other single customer or customer group represents greater than 10% of net accounts receivable.

TYSON FOODS, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three years ended September 30, 2006
	in millions, except per share data

	2006	2005	2004
Sales	$25,559	$26,014	$26,441
Cost of Sales	24,631	24,294	24,558
	928	1,720	1,883
Operating Expenses:
Selling, general and administrative	935	928	880
Other charges	70	47	86
Operating Income (Loss)	(77)	745	917
Other (Income) Expense:
Interest income	(30)	(10)	(5)
Interest expense	268	237	280
Other, net	(22)	(10)	7
	216	217	282

Income (Loss) before Income Taxes	(293)	528	635
Income Tax Expense (Benefit)	(102)	156	232
Income (Loss) before Cumulative Effect of Change in Accounting Principle	(191)	372	403

Cumulative Effect of Change in Accounting Principle, Net of Tax	(5)	-	-
Net Income (Loss)	$(196)	$372	$403

Weighted Average Shares Outstanding:
Class A Basic	249	243	243
Class B Basic	96	102	102
Diluted	345	357	357
Earnings Per Share:
Earnings (Loss) before Cumulative Effect of Change in Accounting Principle
Class A Basic	$(0.56)	$1.11	$1.20
Class B Basic	$(0.52)	$1.00	$1.08
Diluted	$(0.56)	$1.04	$1.13
Cumulative Effect of Change in Accounting Principle
Class A Basic	$(0.02)	$-	$-
Class B Basic	$(0.01)	$-	$-
Diluted	$(0.02)	$-	$-
Net Earnings (Loss) per Share
Class A Basic	$(0.58)	$1.11	$1.20
Class B Basic	$(0.53)	$1.00	$1.08
Diluted	$(0.58)	$1.04	$1.13
See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006, and October 1, 2005
	in millions, except per share data

	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$28	$40
Short-term investment	770	-
Accounts receivable, net	1,183	1,214
Inventories	2,057	2,062
Other current assets	149	169
Total Current Assets	4,187	3,485
Net Property, Plant and Equipment	3,945	4,007
Goodwill	2,512	2,502
Intangible Assets	136	142
Other Assets	341	368
Total Assets	$11,121	$10,504

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$992	$126
Trade accounts payable	942	961
Other current liabilities	912	1,070
Total Current Liabilities	2,846	2,157
Long-Term Debt	2,987	2,869
Deferred Income Taxes	495	638
Other Liabilities	353	169
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 284 million shares in 2006 and 268 million shares in 2005	28	27
Class B-authorized 900 million shares:
issued 86 million shares in 2006 and 102 million shares in 2005	9	10
Capital in excess of par value	1,835	1,867
Retained earnings	2,781	3,032
Accumulated other comprehensive income	17	28
	4,670	4,964
Less treasury stock, at cost-
15 million shares in 2006 and 2005	230	238
Less unamortized deferred compensation	-	55
Total Shareholders’ Equity	4,440	4,671
Total Liabilities and Shareholders’ Equity	$11,121	$10,504

See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three years ended September 30, 2006
	in millions

	September 30, 2006		October 1, 2005		October 2, 2004
	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance at beginning of year	268	$27	268	$27	267	$27
Conversion from Class B shares	16	1	-	-	-	-
Reclassification and other	-	-	-	-	1	-
Balance at end of year	284	28	268	27	268	27

Class B Common Stock:
Balance at beginning of year	102	10	102	10	102	10
Conversion to Class A shares	(16)	(1)	-	-	-	-
Balance at end of year	86	9	102	10	102	10

Capital in Excess of Par Value:
Balance at beginning of year		1,867		1,849		1,861
Stock options exercised		(2)		14		(2)
Restricted shares issued		(16)		-		1
Restricted shares canceled		3		1		1
Cumulative effect of adoption of SFAS No. 123R		(55)		-		-
Restricted share amortization		26		-		-
Reclassification and other		12		3		(12)
Balance at end of year		1,835		1,867		1,849

Retained Earnings:
Balance at beginning of year		3,032		2,728		2,380
Net income (loss)		(196)		372		403
Dividends paid		(55)		(55)		(55)
Dividends accrued		-		(13)		-
Balance at end of year		2,781		3,032		2,728

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		28		(12)		(15)
Net hedging (gain) loss recognized in cost of sales		3		21		(40)
Net hedging unrealized gain (loss)		1		(1)		19
Unrealized gain (loss) on investments		1		(2)		-
Currency translation adjustment		(6)		23		23
Additional pension liability		(10)		(1)		1
Balance at end of year		17		28		(12)

Treasury Stock:
Balance at beginning of year	15	(238)	17	(264)	16	(252)
Purchase of treasury shares	3	(42)	3	(45)	4	(72)
Stock options exercised	(2)	35	(3)	37	(3)	44
Restricted shares issued	(1)	20	(2)	38	-	6
Restricted shares canceled	-	(5)	-	(4)	-	(4)
Reclassification and other	-	-	-	-	-	14
Balance at end of year	15	(230)	15	(238)	17	(264)

Unamortized Deferred Compensation:
Balance at beginning of year		(55)		(46)		(57)
Restricted shares issued		-		(35)		(7)
Restricted shares canceled		-		1		2
Amortization of deferred compensation		-		25		16
Cumulative effect of adoption of SFAS No. 123R		55		-		-
Balance at end of year		-		(55)		(46)

Total Shareholders’ Equity		$4,440		$4,671		$4,292

Comprehensive Income (Loss):
Net income (loss)		$(196)		$372		$403
Other comprehensive income (loss), net of tax		(11)		40		3
Total Comprehensive Income (Loss)		$(207)		$412		$406

See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended September 30, 2006
	in millions

	2006	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$(196)	$372	$403
Adjustments to reconcile net income (loss) to cash provided
by operating activities:
Depreciation	481	465	458
Amortization	36	36	32
Plant closing related charges	51	10	28
Impairment and write-down of assets	18	25	46
Deferred taxes	(130)	(93)	8
Cumulative effect of change in accounting principle, before tax	9	-	-
Other, net	(21)	(2)	4
Decrease in accounts receivable	43	24	67
(Increase) decrease in inventories	8	13	(65)
Increase (decrease) in trade accounts payable	(43)	11	109
Net change in other current assets and liabilities	31	138	(158)
Cash Provided by Operating Activities	287	999	932
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(531)	(571)	(486)
Proceeds from sale of assets	21	47	27
Purchases of marketable securities	(191)	(543)	(99)
Proceeds from marketable securities	214	504	-
Purchase of short-term investment	(750)	-	-
Other, net	13	2	(42)
Cash Used for Investing Activities	(1,224)	(561)	(600)
Cash Flows From Financing Activities:
Payments of debt, net	(8)	(720)	(242)
Net proceeds from borrowings of debt	992	353	-
Purchase of treasury shares	(42)	(45)	(72)
Dividends	(55)	(55)	(55)
Stock options exercised and other	42	24	43
Cash Provided by (Used for) Financing Activities	929	(443)	(326)
Effect of Exchange Rate Change on Cash	(4)	12	2
Increase (Decrease) in Cash and Cash Equivalents	(12)	7	8
Cash and Cash Equivalents at Beginning of Year	40	33	25
Cash and Cash Equivalents at End of Year	$28	$40	$33
See accompanying notes.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Tyson Foods, Inc. (collectively, the Company or Tyson), founded in 1935 with world headquarters in Springdale, Arkansas, is the world’s largest processor and marketer of chicken, beef and pork and the second largest food production company in the Fortune 500. Tyson produces a wide variety of brand name protein-based and prepared food products marketed in the United States and more than 80 countries around the world. Tyson is a recognized market leader in the retail and foodservice markets it serves. The Company has approximately 107,000 employees and more than 300 facilities and offices in 28 states and 20 countries.

Consolidation: The consolidated financial statements include the accounts of all majority-owned and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company utilizes a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company's accounting cycle resulted in a 52-week year for years 2006 and 2005, and a 53-week year for year 2004.

Reclassifications: Certain reclassifications related to items on the Consolidated Statements of Operations have been made to conform to current year presentations. The effect of the reclassifications was not material to the Company’s consolidated financial statements.

Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts funds are moved to, and several “zero-balance” disbursement accounts for funding of payroll, accounts payable and grower payments. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. These negative book cash balances are included in trade accounts payable and other current liabilities. Checks outstanding in excess of related book cash balances totaled approximately $246 million at September 30, 2006, and $332 million at October 1, 2005.

Accounts Receivable: The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on a history of write-offs, level of past due accounts and relationships with and economic status of the customers. At September 30, 2006, and October 1, 2005, the allowance for doubtful accounts was $8 million and $9 million, respectively.

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

Total inventory consists of:		in millions
	2006	2005
Processed products	$1,192	$1,210
Livestock	571	537
Supplies and other	294	315
Total inventory	$2,057	$2,062

Depreciation: Depreciation is provided primarily by the straight-line method using estimated lives for buildings and leasehold improvements of 10 to 39 years, machinery and equipment of three to 12 years and other of three to 20 years.

TYSON FOODS, INC.

Long-Lived Assets: The Company reviews the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest and taxes. The Company measures impairment as the excess of carrying cost over the fair value of an asset. The fair value of an asset is measured using discounted cash flows of future operating results based on a discount rate that corresponds to the Company's cost of capital.

Goodwill and Other Intangible Assets: Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In the Company’s assessment of goodwill, management makes assumptions by segment regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of trademarks is determined using a royalty rate method based on expected revenues by trademark. Goodwill has been allocated to and tested for impairment by reporting unit based on fair value of identifiable assets. At September 30, 2006, and October 1, 2005, the accumulated amortization of goodwill was $286 million.

Amount of goodwill by segment at September 30, 2006, and October 1, 2005, is as follows:

		in millions
	2006	2005
Chicken	$920	$922
Beef	1,204	1,199
Pork	322	321
Prepared Foods	66	60
Total	$2,512	$2,502

The increase in the goodwill balance primarily is due to deferred tax asset and liability adjustments of $12 million related to the acquisitions in previous years of Tyson Fresh Meats, Inc. (TFM: formerly known as IBP, inc.) and the assets of Millard Processing Services.

At September 30, 2006, the gross carrying value of intangible assets consisted of $73 million of trademarks, $85 million of patents and $11 million of supply contracts with accumulated amortization of $22 million and $11 million for patents and supply contracts, respectively. At October 1, 2005, the gross carrying value of intangible assets consisted of $76 million of trademarks, $85 million of patents and $11 million of supply contracts with accumulated amortization of $20 million and $10 million for patents and supply contracts, respectively. The reduction in the carrying value of intangible assets in fiscal 2006 compared to the prior year resulted from a $3 million impairment of trademarks. The impairment was recorded in Cost of Sales in the Consolidated Statements of Operations and included in the Prepared Foods segment. Amortization expense on combined patents and supply contracts of $3 million was recognized during fiscal 2006 and fiscal 2005, and $8 million was recognized during fiscal 2004. Amortization expense on intangible assets is estimated to be $2 million for year 2007, $3 million in years 2008 and 2009, $4 million in year 2010 and $5 million in year 2011. Patents and supply contracts are amortized using the straight-line method over their estimated period of benefit of five to 15 years, beginning with the date the benefits from intangible items are realized.

Investments: The Company has investments in joint ventures and other entities. The Company typically uses the cost method of accounting where its voting interests are less than 20 percent and the equity method of accounting where its voting interests are in excess of 20 percent, but not greater than 50 percent. The Company’s underlying share of each entity’s equity is reported in the Consolidated Balance Sheets in Other Assets.

The Company has investments in marketable debt securities. As of September 30, 2006, and October 1, 2005, $0 and $5 million, respectively, were due in one year or less and were classified in Other Current Assets in the Consolidated Balance Sheets, and $115 million and $133 million, respectively, were classified in Other Assets in the Consolidated Balance Sheets, with maturities ranging from one to 30 years. The Company has determined all its marketable debt securities are available-for-sale investments. These investments are reported at fair value based on quoted market prices as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value judged to be other than temporary are recorded on a net basis in other income. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

TYSON FOODS, INC.

In the second quarter of fiscal 2006, the Company issued $1.0 billion of new 6.60% senior unsecured notes, which will mature on April 1, 2016. In fiscal 2007, the Company used $750 million of the proceeds for the repayment of its outstanding $750 million 7.25% Notes, which were due October 1, 2006, and the remaining proceeds were used for general corporate purposes. The Company’s short-term investment at September 30, 2006, includes $750 million of proceeds from the new issuance and earnings of $20 million on the investment. These funds were on deposit in an interest bearing account with a trustee.

Asset Retirement Obligations: In the fourth quarter of fiscal 2006, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143 (FIN 47), “Accounting for Asset Retirement Obligations” (SFAS No. 143), which requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. See Note 2, “Change in Accounting Principles” of the Notes to Consolidated Financial Statements for the impact of the adoption of FIN 47.

Accrued Self Insurance: The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for health and welfare, workers’ compensation, auto liability and general liability risks. Liabilities associated with the risks retained by the Company are estimated, in part, by considering claims experience, demographic factors, severity factors and other actuarial assumptions.

Capital Stock: The Company has two classes of capital stock, Class A Common Stock, $0.10 par value (Class A stock) and Class B Common Stock, $0.10 par value (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. The Company pays quarterly cash dividends to Class A and Class B shareholders. The Company paid Class A dividends per share of $0.16 and Class B dividends per share of $0.144 in fiscal years 2006, 2005 and 2004.

The Class B stock is considered a participating security requiring the use of the two-class method for the computation of basic earnings per share. The two-class computation method for each period reflects the cash dividends paid for each class of stock, plus the amount of allocated undistributed earnings computed using the participation percentage which reflects the dividend rights of each class of stock. Basic earnings per share were computed using the two-class method for all periods presented. The shares of Class B stock are considered to be participating convertible securities since the shares of Class B stock are convertible on a share-for-share basis into shares of Class A stock. Diluted earnings per share have been computed assuming the conversion of the Class B shares into Class A shares as of the beginning of each period.

Financial Instruments: The Company is a purchaser of certain commodities, such as grains, livestock and natural gas in the course of normal operations. The Company uses derivative financial instruments to reduce its exposure to various market risks. Generally, contract terms of a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The effect of the derivatives and the hedged items accounted for as a hedge are recorded in cost of sales. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings as a component of cost of sales. Instruments the Company holds as part of its risk management activities that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings. Changes in market value of derivatives used in the Company’s risk management activities surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. Changes in market value of derivatives used in the Company’s risk management activities surrounding forward sales contracts are recorded in sales. The Company generally does not hedge anticipated transactions beyond 12 months.

TYSON FOODS, INC.

Revenue Recognition: The Company recognizes revenue when title and risk of loss are transferred to customers, which is generally on delivery based on terms of sale. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product terms.

Litigation Reserves: There are a variety of legal proceedings pending or threatened against the Company. Accruals are recorded when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, progress of each case, opinions and views of legal counsel and other advisers, the Company’s experience in similar matters and management’s intended response to the litigation. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment efforts progress or additional information becomes available. The Company expenses amounts for administering or litigating claims as incurred. Accruals for legal proceedings are included in Other current liabilities in the Consolidated Balance Sheets.

Freight Expense: Freight expense associated with products shipped to customers is recognized in cost of sales.

Advertising and Promotion Expenses: Advertising and promotion expenses are charged to operations in the period incurred. Advertising and promotion expenses for fiscal years 2006, 2005 and 2004 were $493 million, $456 million and $465 million, respectively.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards and Regulations: In March 2005, the FASB issued FIN 47. See Note 2, “Change in Accounting Principles” of the Notes to Consolidated Financial Statements for further discussion.

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The issues were the circumstances under which two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of Accounting Principles Board Opinion 29, “Accounting for Nonmonetary Transactions” and circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. The Company adopted EITF Issue No. 04-13 in the third quarter of fiscal 2006. The adoption of this Issue did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore the Company expects to adopt FIN 48 at the beginning of fiscal 2008. The Company is currently in the process of evaluating the potential impact of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, the Company expects to adopt SFAS No. 157 at the beginning of fiscal 2009. The Company is currently in the process of evaluating the potential impact of SFAS No. 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an

TYSON FOODS, INC.

asset or liability in its consolidated balance sheet and to recognize changes in funded status in the year in which the changes occur through other comprehensive income. This standard also requires companies to measure the funded status of a plan as of the date of its annual consolidated balance sheet, with limited exceptions. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006; therefore, the Company expects to adopt SFAS No. 158 at the end of fiscal 2007. Based on the information available at September 30, 2006, the Company expects an increase in assets of $6 million, an increase in liabilities of $8 million and an adjustment to accumulated other comprehensive income of $2 million when it adopts SFAS No. 158.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006; therefore, the Company expects to adopt SAB 108 at the end of fiscal 2007. The Company is currently in the process of evaluating the potential impact of SAB 108.

NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). The pronouncement requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares, in the financial statements based on the fair value at the date of the grant. In the first quarter of fiscal 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the adoption of SFAS No. 123R and for all awards granted to employees prior to the adoption date of SFAS No. 123R that were unvested on the adoption date. Accordingly, no restatements were made to prior periods.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its employee stock compensation plans. Accordingly, no compensation expense was recognized for its stock option issuances, as stock options are issued with an exercise price equal to the closing price at the date of grant. Also, prior to the adoption of SFAS No. 123R, the Company issued restricted stock and recorded the fair value of such awards as deferred compensation amortized over the vesting period.

In March 2005, the FASB issued FIN 47, an interpretation of SFAS No. 143. SFAS No. 143 was issued in June 2001 and requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction, development and/or the normal operation of a long-lived asset. The associated asset costs are capitalized as part of the carrying amount of the long-lived asset. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be estimated reasonably. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation (ARO).

The Company adopted FIN 47 in the fourth quarter of fiscal 2006. In connection with the adoption, an ARO liability of $12 million, a related ARO asset of $3 million and a cumulative adjustment due to change in accounting principle, net of tax of $5 million were recorded. The ARO liability is included in Other Liabilities and the ARO asset is included in Property, Plant and Equipment on the Consolidated Balance Sheets at September 30, 2006.

The Company’s principal conditional asset retirement obligations relate to the potential future closure, sale or other disposal of certain production facilities. In connection with any such activity, the Company is legally obligated under various federal, state and local laws to properly retire the related wastewater treatment facility.

The pro forma impact on earnings before cumulative effect of change in accounting principle, the related earnings per share amounts and the asset retirement obligation, had FIN 47 been applied to fiscal 2005 and 2004, were not material.

TYSON FOODS, INC.

NOTE 3: OTHER CHARGES

In July 2006, the Company announced its decision to implement approximately $200 million in cost reductions as part of a strategy to return to profitability. The cost reductions include staffing costs, consulting and professional fees, sales and marketing costs and other expenses. Virtually all of the cost reduction initiatives are expected to be completed by December 2006, with savings beginning principally in fiscal 2007. In fiscal 2006, the Company recorded charges of approximately $9 million for employee termination benefits resulting from the termination of approximately 400 employees. Of these charges, $4 million, $3 million, $1 million and $1 million were included, respectively, in the Chicken, Beef, Pork and Prepared Foods segments’ Operating Income (Loss) and included in the Consolidated Statements of Operations in Other charges. As of September 30, 2006, approximately $3 million of employee termination benefits had been paid. Employee termination benefits are expected to be paid through September 2007. No material adjustments to the accrual are anticipated at this time.

In February 2006, the Company announced its decision to close its Norfolk, Nebraska, beef processing plant and its West Point, Nebraska, beef slaughter plant. These facilities closed in February 2006. Production from these facilities was shifted primarily to the Company’s beef complex in Dakota City, Nebraska. Combined, these two facilities employed approximately 1,665 employees. In fiscal 2006, the Company recorded charges of $38 million for estimated impairment charges and $9 million of other closing costs. Other closing costs include $5 million for employee termination benefits and $4 million in other plant closing related liabilities. These amounts were reflected in the Beef segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Other charges. As of September 30, 2006, approximately $5 million in employee termination benefits and $4 million of other plant closing related costs had been paid. No material adjustments to the total accrual are anticipated at this time. In August 2006, the Company announced the decision to close its Boise, Idaho, beef slaughter plant and to scale back processing operations at its Pasco, Washington, complex. This decision resulted in the elimination of approximately 770 positions. The closure and processing change occurred in October 2006 and did not result in a significant charge to the Company.

In January 2006, the Company announced its decision to close two of its processed meats facilities in northeast Iowa. The Independence and Oelwein plants, which produced chopped ham and sliced luncheon meats, closed in March 2006. Combined, these two facilities employed approximately 400 employees. Equipment from these facilities was removed and either sold or used at other Tyson locations, while the plants and related property are currently offered for sale. In fiscal 2006, the Company recorded charges of $12 million for estimated impairment charges and $1 million for employee termination benefits. These amounts were reflected in the Prepared Foods segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Other charges. As of September 30, 2006, the employee termination benefits had been paid. No material adjustments to the total accrual are anticipated at this time.

During fiscal 2002, the Company recorded $26 million of costs for the restructuring of its live swine operations that consisted of $21 million of estimated liabilities for resolution of Company obligations under producer contracts and $5 million of other related costs associated with this restructuring, including lagoon and pit closure costs and employee termination benefits. In fiscal 2004, the Company recorded an additional reserve of $6 million for lagoon and pit closure costs. These amounts were reflected in the Pork segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Other charges. In fiscal 2005, the Company announced it agreed to settle a lawsuit that resulted from the restructuring of its live swine operations. The settlement resulted in the Company recording an additional $33 million of costs in the third quarter of fiscal 2005. These additional costs were reflected in the Pork segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Other charges. As of September 30, 2006, $49 million in payments to former producers and $14 million of other related costs have been paid. No material adjustments to the total accrual are anticipated at this time.

In July 2005, the Company announced its decision to make improvements to one of its Forest, Mississippi, facilities, which included more product lines, enabling the plant to increase production of processed and marinated chicken. The improvements were made at the former Choctaw Maid Farms location, which the Company acquired in fiscal 2003. The Company’s Cleveland Street Forest, Mississippi, poultry operation ceased operations in March 2006. The Company transferred the production and employees to the newly upgraded facilities. The Cleveland Street Forest operation employed approximately 900 employees. As a result of this decision, the Company recorded total costs of $9 million for estimated impairment charges in fiscal 2005. In fiscal 2006, the Company recorded an additional $2 million for estimated impairment charges. These amounts were reflected in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Other charges. No material adjustments to the total accrual are anticipated at this time.

TYSON FOODS, INC.

In July 2005, the Company announced its decision to close its Bentonville, Arkansas, facility. The Bentonville facility employed approximately 320 employees and produced raw and partially fried breaded chicken tenders, fillets, livers and gizzards. The plant ceased operations in November 2005. The production from this facility was transferred to the Company’s Russellville, Arkansas, poultry plant, where an expansion enabled the facility to absorb the Bentonville facility’s production. As a result of this decision, the Company recorded total costs of $1 million for estimated impairment charges and $1 million for employee termination benefits in fiscal 2005. These amounts were reflected in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Other charges. As of September 30, 2006, the employee termination benefits had been paid. No material adjustments to the total accrual are anticipated at this time.

In December 2004, the Company announced its decision to close its Portland, Maine, facility. The Portland operation employed approximately 285 employees and produced sliced meats and cooked roast beef. The plant ceased operations February 4, 2005, and production from this facility was transferred to other locations. As a result of the decision, the Company recorded total costs of $4 million which included $2 million of estimated impairment charges and $2 million of employee termination benefits. In fiscal 2005, the Company reversed approximately $1 million of closing related liabilities. In fiscal 2006, the Company reversed approximately $1 million related to employee termination benefits. These amounts were reflected in the Prepared Foods segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Other charges. As of September 30, 2006, the employee termination benefits had been paid. No material adjustments to the total accrual are anticipated at this time.

In fiscal 2004, the Company implemented a control whereby all plant facilities conduct fixed asset inventories on a recurring basis. As a result, the Company recorded fixed asset write-down charges of approximately $21 million in fiscal 2004, of which approximately $13 million was recorded in the Chicken segment, $5 million in the Prepared Foods segment, $2 million in the Beef segment and $1 million in the Pork segment. Additionally, the Company recorded charges of approximately $25 million related to the impairment of various intangible assets, of which $22 million was recorded in the Prepared Foods segment and $3 million was recorded in the Beef segment. The impairment charges apply primarily to trademarks acquired in the acquisition of TFM in 2001. These impairment charges were included in Other charges on the Company’s Consolidated Statements of Operations and resulted primarily from lower product sales under some of the Company’s regional trademarks as products are increasingly being sold under the Tyson trademark.

In fiscal 2004, the Company announced its decision to consolidate its manufacturing operations in Jackson, Mississippi, into the former Choctaw Maid Farms Carthage, Mississippi, facility, which the Company acquired in the fourth quarter of fiscal 2003. The Jackson location employed approximately 800 employees and was a poultry facility, including processing and deboning operations. As a result of this decision, the Company recorded total costs of approximately $9 million in fiscal 2004 that included approximately $8 million of estimated impairment charges and $1 million of employee termination benefits. These amounts were reflected in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Other charges. The Jackson location ceased operations in August 2004. The Company has fully paid its estimated termination benefits. No material adjustments to the total accrual are anticipated at this time.

In fiscal 2003, the Company announced its decision to close its Manchester, New Hampshire, and Augusta, Maine, Prepared Foods operations to further improve long-term manufacturing efficiencies. The production from these facilities was transferred to other locations. The Manchester operation employed approximately 550 employees and primarily produced sandwich meat for foodservice customers. The Augusta facility employed approximately 170 employees and produced hot dogs, sausages, boneless hams and deli turkey products. These locations ceased operations in fiscal 2004. As a result of this decision, the Company recorded total costs of $24 million in fiscal 2004, which included $4 million of costs related to closing the plants and $20 million of estimated impairment charges. The costs for closing the plants included $2 million of employee termination benefits and $2 million of other plant closing related costs. These amounts were reflected in the Prepared Foods segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Other charges. The Company has fully paid its employee termination benefits and other plant closing costs. No material adjustments to the total accrual are anticipated at this time.

TYSON FOODS, INC.

NOTE 4: BSE-RELATED CHARGES

On December 23, 2003, the USDA announced a single case of BSE had been diagnosed in a Washington State dairy cow. The effect on the Company’s Beef segment caused by that announcement, along with the decision of various countries to restrict imports of U.S. beef products, resulted in the Company recording BSE-related pretax charges of approximately $61 million in fiscal 2004. These charges were included in cost of sales and primarily related to the decline in value of finished product inventory destined for international markets, whether in-transit, located at the shipping ports or located within domestic storage, as well as live cattle inventory and open futures positions. No material adjustments were made subsequent to the initial BSE-related accruals recorded in fiscal 2004.

NOTE 5:	FINANCIAL INSTRUMENTS

The Company purchases certain commodities, such as grains, livestock and natural gas, in the course of normal operations. As part of the Company’s commodity risk management activities, the Company uses derivative financial instruments, primarily futures and swaps, to reduce its exposure to various market risks related to these purchases. Generally, contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, changes in the fair value of the instrument will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings as a component of cost of sales.

The Company had derivative related balances of $11 million and $117 million recorded in other current assets at September 30, 2006, and October 1, 2005, respectively, and $23 million and $125 million in other current liabilities at September 30, 2006, and October 1, 2005, respectively.

Cash flow hedges: The Company uses derivatives to moderate the financial and commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. The Company also enters into interest rate swap agreements to adjust the proportion of total long-term debt and leveraged equipment loans subject to variable interest rates. Under these interest rate swaps, the Company agrees to pay a fixed rate of interest on a notional principal amount and to receive in return an amount equal to a specified variable rate of interest for the same notional principal amount. These interest rate swaps are considered to be a hedge against changes in the amount of future cash flows associated with the Company’s variable rate interest payments.

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income (Loss) in Shareholders’ Equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges, when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. Ineffectiveness related to the Company’s cash flow hedges was not significant during fiscal 2006, 2005 or 2004.

Derivative products related to grain procurement, such as futures and option contracts that meet the criteria for hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement. The Company does not purchase derivative products related to grain procurement in excess of its physical grain consumption requirements. The Company’s grain procurement hedging activities are for the grain commodity purchase price only and do not hedge other components of grain cost such as basis differential and freight costs. The after tax losses, net of gains, recorded in accumulated other comprehensive loss at September 30, 2006, related to cash flow hedges, were $3 million. These losses will be recognized within the next 12 months. Of these losses, the portion resulting from the Company’s open mark-to-market hedge positions was not significant as of September 30, 2006. The Company generally does not hedge cash flows related to commodities beyond 12 months.

Fair value hedges: The Company designates certain futures contracts as fair value hedges of firm commitments to purchase market hogs for slaughter and natural gas for the operation of its plants. From time to time, the Company also enters into foreign currency forward contracts to hedge changes in fair value of receivables and purchase commitments arising from changes in the exchange rates

TYSON FOODS, INC.

of foreign currencies; however, the fair value of the foreign exchange contracts was not material as of September 30, 2006, and October 1, 2005. The changes in the fair value of a derivative highly effective and that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness related to the Company’s fair value hedges was not significant during fiscal 2006, 2005 and 2004.

During fiscal 2006, the Company discontinued the use of hedge accounting for certain financial instruments in place to hedge forward cattle purchases. Hedge accounting was discontinued to provide a natural offset to the gains and losses resulting from the Company’s derivatives tied to its forward fixed price sales of boxed beef, as this activity does not qualify for SFAS No. 133 hedge accounting. The contracts for which hedge accounting was discontinued had a fair value of approximately $28 million at the date hedge accounting was discontinued. The $28 million primarily was recognized as a component of cost of sales in the second quarter of fiscal 2006.

Undesignated positions: The Company holds positions as part of its risk management activities, primarily certain grains, livestock and natural gas futures, for which it does not apply hedge accounting, but instead marks these positions to fair value through earnings at each reporting date. Changes in market value of derivatives used in the Company’s risk management activities surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. Changes in market value of derivatives used in the Company’s risk management activities surrounding forward sales contracts are recorded in sales. The Company generally does not enter into undesignated positions beyond 12 months. The Company recognized pretax net gains of approximately $8 million, $2 million and $58 million in cost of sales for fiscal 2006, 2005 and 2004, respectively, related to grain positions for which it did not apply hedge accounting.

The Company enters into certain forward sales of boxed beef and boxed pork and forward purchases of cattle at fixed prices. The fixed price sales contracts lock in the proceeds from a sale in the future and the fixed cattle purchases lock in the cost of raw material in the future, although the cost of the livestock and the related boxed beef and pork market prices at the time of the sale or purchase will vary from this fixed price. Therefore, as fixed forward sales and forward purchases of cattle are entered into, the Company also enters into the appropriate number of livestock futures positions. Changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date, even though the economic impact of the Company’s fixed prices being above or below the market price is only realized at the time of sale or purchase. In connection with these livestock futures, the Company recorded realized and unrealized net losses of $54 million in fiscal 2006, which included an unrealized pretax loss on open mark-to-market futures positions of approximately $12 million as of September 30, 2006. Included in the net losses in fiscal 2006, are net gains of $28 million recorded subsequent to the removal of certain fair value designations described above. The Company recorded realized and unrealized net losses of $9 million and realized and unrealized net gains of $33 million in fiscal 2005 and 2004, respectively, related to livestock futures positions.

Fair Values of Financial Instrument Liabilities:
		in millions
	2006	2005
Commodity derivative positions	$12	$7
Interest-rate derivative positions	-	1

Total debt	4,094	3,232

Fair values are based on quoted market prices or published forward interest rate and natural gas curves. Carrying values for derivative positions equal the fair values as of September 30, 2006, and October 1, 2005, and the carrying values of total debt were $4.0 billion and $3.0 billion, respectively. All other financial instruments’ fair values approximate recorded values at September 30, 2006, and October 1, 2005.

TYSON FOODS, INC.

Concentrations of Credit Risk: The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company's cash equivalents and short-term investments are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. At September 30, 2006, and October 1, 2005, approximately 13.0% of the Company’s net accounts receivable balance was due from one customer. No other single customer or customer group represents greater than 10% of net accounts receivable.

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation at cost, at September 30, 2006, and October 1, 2005, are as follows:

		in millions
	2006	2005
Land	$114	$113
Building and leasehold improvements	2,453	2,339
Machinery and equipment	4,270	4,015
Land improvements and other	202	195
Buildings and equipment under construction	279	407
	7,318	7,069
Less accumulated depreciation	3,373	3,062
Net property, plant and equipment	$3,945	$4,007

The Company’s total depreciation expense was $481 million, $465 million and $458 million in fiscal 2006, 2005 and 2004, respectively. The Company capitalized interest costs of $8 million, $6 million and $3 million in fiscal 2006, 2005 and 2004, respectively, as part of the cost of major asset construction projects. Approximately $182 million will be required to complete construction projects in progress at September 30, 2006.

NOTE 7: OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 2006, and October 1, 2005, include:

		in millions
	2006	2005
Accrued salaries, wages and benefits	$280	$269
Self-insurance reserves	265	252
Income taxes payable	-	183
Other	367	366
Total other current liabilities	$912	$1,070

NOTE 8: COMMITMENTS

The Company leases equipment, properties and certain farms for which the total rentals approximated $146 million in fiscal 2006, $116 million in fiscal 2005 and $111 million in fiscal 2004. Most leases have terms ranging from one to seven years with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.

Minimum lease commitments under non-cancelable leases at September 30, 2006, totaled $239 million composed of $87 million for fiscal 2007, $59 million for fiscal 2008, $39 million for fiscal 2009, $23 million for fiscal 2010, $14 million for fiscal 2011 and $17 million for later years.

TYSON FOODS, INC.

The Company guarantees debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt range from two to nine years, and the maximum potential amount of future payments as of September 30, 2006, was $79 million. The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $110 million, of which approximately $26 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At September 30, 2006, and October 1, 2005, no liabilities for guarantees were recorded.

Additionally, the Company enters into future purchase commitments for various items such as grains, livestock and natural gas contracts. At September 30, 2006, these commitments totaled $339 million, composed of $319 million for fiscal 2007, $6 million for fiscal 2008, $5 million for fiscal 2009, $5 million for fiscal 2010, $2 million for fiscal 2011 and $2 million for later years.

NOTE 9: LONG-TERM DEBT

The Company has an unsecured revolving credit facility totaling $1.0 billion that supports the Company's short-term funding needs and letters of credit. The facility expires in September 2010. This agreement was amended on July 27, 2006, which reduced the availability of the unsecured revolving credit facility. See below for further description. At September 30, 2006, the Company had outstanding letters of credit totaling approximately $203 million issued primarily in support of workers' compensation insurance programs and derivative activities. There were no draw downs under these letters of credit at September 30, 2006. At September 30, 2006, and October 1, 2005, there were no amounts drawn under the revolving credit facility. The amended agreement allows for maximum availability under the revolving credit facility of 50% of inventory, reduced by letters of credit issued and amounts outstanding under its term loan. The amount available as of September 30, 2006, was $481 million.

The Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables. These agreements were restructured and extended in the fourth quarter of fiscal 2006 and now consist of $375 million expiring in August 2007 and $375 million expiring in August 2009. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of the Company’s accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company. TRC has separate creditors who are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC’s equity holder. At September 30, 2006, there was $79.5 million outstanding under the receivables purchase agreement expiring in August 2007 and $79.5 million under the agreement expiring in August 2009, while at October 1, 2005, there were no amounts drawn under the receivables purchase agreement.

In the second quarter of fiscal 2006, the Company issued $1.0 billion of new senior unsecured notes, which will mature on April 1, 2016 (2016 Notes). The 2016 Notes carried an initial 6.60% interest rate, with interest payments due semi-annually on April 1 and October 1. In fiscal 2007, the Company used $750 million of the proceeds for the repayment of its outstanding $750 million 7.25% Notes due October 1, 2006. The remaining proceeds were used for general corporate purposes. The Company’s short-term investment at September 30, 2006, included $750 million of proceeds from this new issuance and earnings of $20 million on the investment. The $750 million was deposited in an interest bearing account with a trustee, and is classified as Short-term investment on the September 30, 2006, Consolidated Balance Sheets.

On July 24, 2006, Moody’s Investors Services, Inc. (Moody’s) downgraded the Company’s credit rating applicable to its 2016 Notes from “Baa3” to “Ba1.” This downgrade increased the interest rate on the 2016 Notes from 6.60% to 6.85%, effective on the first day of the interest period during which the rating change required an adjustment to the interest rate (i.e., the issuance of the 2016 Notes). This downgrade will increase annual interest expense and related fees by approximately $5 million, including $2.5 million related to the 2016 Notes.

On July 31, 2006, Standard & Poor’s (S&P) also downgraded the Company’s credit rating applicable to the 2016 Notes from “BBB” to “BBB-.” This downgrade did not result in an increase in the interest rate on the 2016 Notes, nor did it result in an increase in interest expense or related fees for other debt.

TYSON FOODS, INC.

On September 18, 2006, TFM, a wholly-owned subsidiary of the Company, guaranteed the 2016 Notes. This guarantee does not extend to the other unsecured senior notes of the Company. Moody’s and S&P did not change the July 2006 credit ratings applicable to the 2016 Notes. However, Moody’s issued a new credit rating of “Ba2,” and S&P issued a new credit rating of “BB+” related to the other unsecured senior notes not guaranteed by TFM. These new ratings did not impact the interest rate applicable to the 2016 Notes. However, other interest expense and related fees for other debt increased by less than $3 million.

The revolving credit facility, senior notes, term loan and accounts receivable securitization contain various covenants, the more restrictive of which contain maximum allowed leverage ratios and a minimum required interest coverage ratio.

On July 27, 2006, the Company entered into a third amendment to its five-year credit revolving facility and the three-year term loan facility of its subsidiary, Lakeside Farm Industries, Ltd. These amendments modified the minimum required interest coverage ratio, temporarily suspended the maximum allowed leverage ratios and implemented temporary minimum consolidated EBITDA requirements. The Company was in compliance with all of such covenants at fiscal year end.

In connection with these amendments, the Company’s availability under its unsecured revolving credit facility decreased, and if the Company’s credit rating is further downgraded, prior to the delivery of the second quarter fiscal 2007 compliance certificate, the Company is required to have certain subsidiaries guarantee the revolving credit facility and term loan.

Long-term debt consists of the following:

			in millions
	Maturity	2006	2005
Revolving credit facility	2010	$-	$-
Senior notes (rates ranging from 6.13% to 8.25%)	2006–2028	3,388	2,529
Term loan (6.36% effective rate at 9/30/06)	2008	345	345
Accounts receivable securitization (5.98% effective rate at 9/30/06)	2007, 2009	159	-
Institutional notes		-	10
Leveraged equipment loans (rates ranging from 4.67% to 5.36%)	2007–2009	38	64
Other	Various	49	47
Total debt		3,979	2,995
Less current debt		992	126
Total long-term debt		$2,987	$2,869

Under the terms of the leveraged equipment loans, the Company had cash deposits totaling approximately $35 million and $52 million, which were included on the Consolidated Balance Sheets in Other Assets at September 30, 2006, and October 1, 2005. Under these leveraged loan agreements, the Company entered into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings.

Annual maturities of long-term debt for the five fiscal years subsequent to September 30, 2006, are: 2007-$992 million; 2008-$19 million; 2009-$435 million; 2010-$236 million; 2011-$1 million.

The Company has fully and unconditionally guaranteed $375 million of senior notes issued by TFM, a wholly-owned subsidiary of the Company. Additionally, the Company has fully and unconditionally guaranteed $345 million related to a term loan facility borrowed by Lakeside Farm Industries, Ltd., a wholly-owned subsidiary of the Company.

TFM, a wholly-owned subsidiary of the Company, has fully and unconditionally guaranteed the Company’s 2016 Notes. The following condensed consolidating financial information is provided for the Company, as issuer, and for TFM, as guarantor, as an alternative to providing separate financial statements for the guarantor.

The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); Tyson Fresh Meats, Inc. (TFM Parent); the Non-Guarantor Subsidiaries on a combined basis; the elimination entries necessary to consolidate the TFI Parent, TFM Parent and the Non-Guarantor Subsidiaries; and Tyson Foods, Inc. on a consolidated basis.

TYSON FOODS, INC.

Condensed Consolidating Statement of Operations for the year ended September 30, 2006					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$-	$14,227	$12,067	$(735)	$25,559
Cost of Sales	3	14,206	11,157	(735)	24,631
	(3)	21	910	-	928
Operating Expenses:
Selling, general and administrative	130	201	604	-	935
Other charges	-	51	19	-	70
Operating Income (Loss)	(133)	(231)	287	-	(77)

Other (Income) Expense:
Interest expense, net	192	35	11	-	238
Other, net	(3)	(3)	(16)	-	(22)
Equity in net earnings of subsidiaries	(14)	(13)	-	27	-
	175	19	(5)	27	216

Income (Loss) before Income Taxes	(308)	(250)	292	(27)	(293)
Income Tax Expense (Benefit)	(112)	(92)	102	-	(102)
Net Income (Loss) before Cumulative Effect
of Change in Accounting Principle	(196)	(158)	190	(27)	(191)

Cumulative Effect of Change in Accounting
Principle, Net of Tax	-	(1)	(4)	-	(5)
Net Income (Loss)	$(196)	$(159)	$186	$(27)	$(196)

TYSON FOODS, INC.

Condensed Consolidating Statement of Income for the year ended October 1, 2005					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$429	$14,009	$12,786	$(1,210)	$26,014
Cost of Sales	85	13,883	11,536	(1,210)	24,294
	344	126	1,250	-	1,720
Operating Expenses:
Selling, general and administrative	119	154	655	-	928
Other charges	-	-	47	-	47
Operating Income (Loss)	225	(28)	548	-	745

Other (Income) Expense:
Interest expense, net	170	38	19	-	227
Other, net	(1)	(17)	8	-	(10)
Equity in net earnings of subsidiaries	(333)	(175)	-	508	-
	(164)	(154)	27	508	217

Income (Loss) before Income Taxes	389	126	521	(508)	528
Income Tax Expense (Benefit)	17	(15)	154	-	156
Net Income (Loss)	$372	$141	$367	$(508)	$372

Condensed Consolidating Statement of Income for the year ended October 2, 2004					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$329	$14,240	$12,953	$(1,081)	$26,441
Cost of Sales	(45)	13,970	11,714	(1,081)	24,558
	374	270	1,239	-	1,883
Operating Expenses:
Selling, general and administrative	75	154	651	-	880
Other charges	-	-	86	-	86
Operating Income	299	116	502	-	917

Other (Income) Expense:
Interest expense, net	201	37	37	-	275
Other, net	-	(2)	9	-	7
Equity in net earnings of subsidiaries	(341)	(128)	-	469	-
	(140)	(93)	46	469	282

Income (Loss) before Income Taxes	439	209	456	(469)	635
Income Tax Expense	36	29	167	-	232
Net Income (Loss)	$403	$180	$289	$(469)	$403

TYSON FOODS, INC.

Condensed Consolidating Balance Sheet as of September 30, 2006					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$1	$25	$-	$28
Short-term investment	770	-	-	-	770
Accounts receivable, net	3	219	1,562	(601)	1,183
Inventories	-	611	1,446	-	2,057
Other current assets	37	79	84	(51)	149
Total Current Assets	812	910	3,117	(652)	4,187
Net Property, Plant and Equipment	93	1,120	2,732	-	3,945
Goodwill	-	1,526	986	-	2,512
Intangible Assets	-	60	76	-	136
Other Assets	177	129	116	(81)	341
Investment in subsidiaries	7,899	944	-	(8,843)	-
Total Assets	$8,981	$4,689	$7,027	$(9,576)	$11,121
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$851	$125	$16	$-	$992
Trade accounts payable	200	303	439	-	942
Other current liabilities	912	153	499	(652)	912
Total Current Liabilities	1,963	581	954	(652)	2,846
Long-Term Debt	2,371	257	359	-	2,987
Deferred Income Taxes	-	178	398	(81)	495
Other Liabilities	207	80	66	-	353
Shareholders’ Equity	4,440	3,593	5,250	(8,843)	4,440
Total Liabilities and Shareholders’ Equity	$8,981	$4,689	$7,027	$(9,576)	$11,121

TYSON FOODS, INC.

Condensed Consolidating Balance Sheet as of October 1, 2005					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$6	$1	$33	$-	$40
Accounts receivable, net	22	422	1,945	(1,175)	1,214
Inventories	-	574	1,488	-	2,062
Other current assets	91	47	46	(15)	169
Total Current Assets	119	1,044	3,512	(1,190)	3,485
Net Property, Plant and Equipment	14	1,154	2,839	-	4,007
Goodwill	-	1,520	982	-	2,502
Intangible Assets	-	62	80	-	142
Other Assets	128	98	142	-	368
Investment in subsidiaries	8,199	945	-	(9,144)	-
Total Assets	$8,460	$4,823	$7,555	$(10,334)	$10,504
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$36	$87	$3	$-	$126
Trade accounts payable	127	245	589	-	961
Other current liabilities	1,487	55	718	(1,190)	1,070
Total Current Liabilities	1,650	387	1,310	(1,190)	2,157
Long-Term Debt	2,106	402	361	-	2,869
Deferred Income Taxes	4	187	447	-	638
Other Liabilities	29	74	66	-	169
Shareholders’ Equity	4,671	3,773	5,371	(9,144)	4,671
Total Liabilities and Shareholders’ Equity	$8,460	$4,823	$7,555	$(10,334)	$10,504

TYSON FOODS, INC.

Condensed Consolidating Statement of Cash Flows for the year ended September 30, 2006					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities:
Net income (loss)	$(196)	$(159)	$186	$(27)	$(196)
Depreciation and amortization	33	138	346	-	517
Plant closing related charges	-	38	13	-	51
Impairment and write-down of assets	-	3	15	-	18
Equity in net earnings of subsidiaries	(14)	(13)	-	27	-
Dividends received	60	-	-	(60)	-
Cumulative effect of change in accounting
Principle, before tax	-	2	7	-	9
Deferred taxes and other	9	(46)	(114)	-	(151)
Net changes in working capital	210	111	(282)	-	39
Cash Provided by Operating Activities	102	74	171	(60)	287
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(81)	(153)	(297)	-	(531)
Purchases of marketable securities	(750)	-	(191)	-	(941)
Proceeds of marketable securities	-	-	214	-	214
Other, net	29	(15)	20	-	34
Cash Used for Investing Activities	(802)	(168)	(254)	-	(1,224)
Cash Flows From Financing Activities:
Payments of debt, net	95	(101)	(2)	-	(8)
Net proceeds from borrowings of debt	992	-	-	-	992
Purchase of treasury shares	(42)	-	-	-	(42)
Dividends	(55)	-	(60)	60	(55)
Stock options exercised and other	32	(6)	16	-	42
Net change in intercompany balances	(326)	201	125	-	-
Cash Provided by Financing Activities	696	94	79	60	929
Effect of Exchange Rate Change on Cash	-	-	(4)	-	(4)
Decrease in Cash and Cash Equivalents	(4)	-	(8)	-	(12)
Cash and Cash Equivalents at Beginning of Year	6	1	33	-	40
Cash and Cash Equivalents at End of Year	$2	$1	$25	$-	$28

TYSON FOODS, INC.

Condensed Consolidating Statement of Cash Flows for the year ended October 1, 2005					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities:
Net income (loss)	$372	$141	$367	$(508)	$372
Depreciation and amortization	33	130	338	-	501
Plant closing related charges	-	-	10	-	10
Impairment and write-down of assets	3	-	22	-	25
Equity in net earnings of subsidiaries	(333)	(175)	-	508	-
Deferred taxes and other, net	(49)	1	(47)	-	(95)
Net changes in working capital	59	(81)	208	-	186
Cash Provided by Operating Activities	85	16	898	-	999
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(3)	(124)	(444)	-	(571)
Purchases of marketable securities	-	-	(543)	-	(543)
Proceeds of marketable securities	-	-	504	-	504
Other, net	(17)	5	61	-	49
Cash Used for Investing Activities	(20)	(119)	(422)	-	(561)
Cash Flows From Financing Activities:
Payments of debt, net	(709)	-	(11)	-	(720)
Net proceeds from borrowings of debt	-	-	353		353
Purchase of treasury shares	(45)	-	-	-	(45)
Dividends	(55)	-	-	-	(55)
Stock options exercised and other	21	3	-	-	24
Net change in intercompany balances	723	95	(818)	-	-
Cash Provided by (Used for) Financing Activities	(65)	98	(476)	-	(443)
Effect of Exchange Rate Change on Cash	-	-	12	-	12
Increase (Decrease) in Cash and Cash Equivalents	-	(5)	12	-	7
Cash and Cash Equivalents at Beginning of Year	6	6	21	-	33
Cash and Cash Equivalents at End of Year	$6	$1	$33	$-	$40

TYSON FOODS, INC.

Condensed Consolidating Statement of Cash Flows for the year ended October 2, 2004					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities:
Net income (loss)	$403	$180	$289	$(469)	$403
Depreciation and amortization	24	129	337	-	490
Plant closing related charges	-	-	28	-	28
Impairment and write-down of assets	-	1	45	-	46
Equity in net earnings of subsidiaries	(341)	(128)	-	469	-
Deferred taxes and other	5	3	4	-	12
Net changes in working capital	(68)	(64)	85	-	(47)
Cash Provided by Operating Activities	23	121	788	-	932
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1)	(142)	(343)	-	(486)
Purchases of marketable securities	-	-	(99)	-	(99)
Other, net	32	4	(51)	-	(15)
Cash Provided by (Used for) Investing Activities	31	(138)	(493)	-	(600)
Cash Flows From Financing Activities:
Payments of debt, net	(212)	(25)	(5)	-	(242)
Purchase of treasury shares	(72)	-	-	-	(72)
Dividends	(55)	-	-	-	(55)
Stock options exercised and other	42	2	(1)	-	43
Net change in intercompany balances	244	41	(285)	-	-
Cash Provided by (Used for) Financing Activities	(53)	18	(291)	-	(326)
Effect of Exchange Rate Change on Cash	-	-	2	-	2
Increase in Cash and Cash Equivalents	1	1	6	-	8
Cash and Cash Equivalents at Beginning of Year	5	5	15	-	25
Cash and Cash Equivalents at End of Year	$6	$6	$21	$-	$33

TYSON FOODS, INC.

NOTE 10: COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income are as follows:

		in millions
	2006	2005
Accumulated other comprehensive income:
Currency translation adjustment	$38	$44
Unrealized net hedging losses, net of taxes	(6)	(10)
Unrealized net loss on investment, net of taxes	-	(1)
Minimum pension liability adjustment, net of taxes	(15)	(5)
Total accumulated other comprehensive income	$17	$28

The components of other comprehensive income (loss) are as follows:

	in millions
	Before Tax	Income Tax	After Tax

Fiscal 2006:
Currency translation adjustment	$(6)	$-	$(6)
Pension unrealized loss	(16)	6	(10)
Investments unrealized gain	1	-	1
Net hedging gain	1	-	1
Net hedging loss reclassified to income statement	6	(3)	3
Other comprehensive loss – 2006	$(14)	$3	$(11)

Fiscal 2005:
Currency translation adjustment	$23	$-	$23
Pension unrealized loss	(2)	1	(1)
Investments unrealized loss	(3)	1	(2)
Net hedging loss	(1)	-	(1)
Net hedging loss reclassified to income statement	34	(13)	21
Other comprehensive income – 2005	$51	$(11)	$40

Fiscal 2004:
Currency translation adjustment	$23	$-	$23
Pension unrealized gain	2	(1)	1
Net hedging gain	31	(12)	19
Net hedging gain reclassified to income statement	(66)	26	(40)
Other comprehensive income (loss) – 2004	$(10)	$13	$3

TYSON FOODS, INC.

NOTE 11: STOCK-BASED COMPENSATION

In the first quarter of fiscal 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the adoption of SFAS No. 123R and for all awards granted to employees prior to the adoption date of SFAS No. 123R that were unvested on the adoption date. Accordingly, no restatements were made to prior periods.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its employee stock compensation plans. Accordingly, no compensation expense was recognized for its stock option issuances, as stock options are issued with an exercise price equal to the closing price at the date of grant. Also, prior to the adoption of SFAS No. 123R, the Company issued restricted stock and recorded the fair value of such awards as deferred compensation amortized over the vesting period. Had compensation expense for the employee stock compensation plans been determined based on the fair value method of accounting for the Company’s stock compensation plans according to FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the tax-effected impact would be as follows:

	in millions, except per share data
	2005	2004
Net income, as reported	$372	$403
Stock-based employee compensation expense included in net income, net of tax	15	10
Total stock-based employee compensation expense determined under fair
value based method for all awards, net of tax	(22)	(16)
Pro forma net income	$365	$397

Earnings per share
As reported
Class A Basic	$1.11	$1.20
Class B Basic	$1.00	$1.08
Diluted	$1.04	$1.13
Pro forma
Class A Basic	$1.09	$1.18
Class B Basic	$0.98	$1.06
Diluted	$1.02	$1.11

The Company issues shares under its stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) was 11,609,585 at September 30, 2006; however, the Board of Directors has submitted a proposal to shareholders, which will be voted on at the 2007 annual meeting, to increase the authorized shares under the Stock Incentive Plan by 20 million.

Stock Options

Shareholders approved the Incentive Plan in January 2001. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (Compensation Committee). The Incentive Plan includes provisions for granting incentive stock options for shares of Class A stock at a price not less than the fair market value at the date of grant. Nonqualified stock options may be granted at a price equal to, less than or more than the fair market value of Class A stock on the date the option is granted.  Stock options under the Incentive Plan generally become exercisable ratably over two to five years from the date of grant and must be exercised within 10 years from the date of grant. The Company’s policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

TYSON FOODS, INC.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares Under	Exercise Price	Contractual	Value
	Option	Per Share	Life (in Years)	(in millions)
Outstanding, October 1, 2005	17,343,294	$12.93
Exercised	(2,259,829)	10.60
Canceled	(1,077,275)	14.42
Granted	3,695,728	16.35
Outstanding, September 30, 2006	17,701,918	13.79	6.0	$43

Exercisable, September 30, 2006	10,054,892	$13.10	4.5	$32

The weighted-average grant-date fair value of options granted during the first quarter of fiscal 2006 was $6.86. No options were granted during the second, third or fourth quarters of fiscal 2006. The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model for grants awarded prior to October 1, 2005, and a binomial lattice method for grants awarded subsequent to October 1, 2005. The change to the binomial lattice method was made to better reflect the exercise behavior of top management. The Company uses historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Risk-free interest rates are based on the five-year Treasury bond rate. Weighted average assumptions as of September 30, 2006, used in the fair value calculation are outlined in the following table.

Weighted average expected life	5.9 years
Weighted average risk-free interest rate	3.70%
Range of risk-free interest rates	2.6-4.8%
Weighted average expected volatility	37.83%
Range of expected volatility	35.2-40.1%
Expected dividend yield	1.23%

The Company recognized stock-based compensation expense related to stock options, net of income taxes, of $9 million during fiscal 2006, with a $5 million related tax benefit. The Company had 3.3 million options vest in fiscal 2006, with a fair value of $16 million.

In fiscal 2006, the Company received cash of $28 million for the exercise of stock options. The related tax benefit realized from stock options exercised during the year ended September 30, 2006, was $4 million. The total intrinsic value of options exercised in fiscal 2006, was $10 million. Prior to the adoption of SFAS No. 123R, the Company classified the tax benefits of deductions resulting from the exercise of stock options as Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) to be classified as financing cash flows. The Company realized $4 million in excess tax deductions during fiscal 2006. As of September 30, 2006, the Company had $38 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.2 years.

Restricted Stock

The Company issues restricted stock at the market value as of the date of grant, with restrictions expiring over periods through July 1, 2020. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

TYSON FOODS, INC.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of	Grant-Date Fair	Contractual	Value
	Shares	Value Per Share	Life (in Years)	(in millions)
Nonvested, October 1, 2005	9,126,656	$12.42
Granted	1,007,613	15.79
Dividends	100,025	14.92
Vested	(440,786)	12.17
Forfeited	(305,522)	14.53
Nonvested, September 30, 2006	9,487,986	12.73	1.5	$151

As of September 30, 2006, the Company had $42 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 1.5 years.

The Company recognized stock-based compensation expense related to restricted stock, net of income taxes, of $15 million, $15 million and $10 million for years 2006, 2005 and 2004, respectively. The related tax benefit for years 2006, 2005 and 2004 was $9 million, $9 million and $6 million, respectively.

Performance-based Shares

In July 2003, the Compensation Committee authorized the Company to award performance-based shares of the Company’s Class A stock having an initial maximum aggregate value of $4 million on the date of each award to certain senior executive officers on the first business day of each of the Company’s 2004, 2005 and 2006 fiscal years. In August 2005 and September 2004, the Compensation Committee authorized the expansion of the fiscal 2006 and fiscal 2005 awards to include additional senior officers. The expansions increased the initial maximum aggregate value by $3 million and $2 million for the 2006 and 2005 grants, respectively. The vesting of the performance-based shares for the 2004 and 2005 awards is over three years, and the vesting of the 2006 award is over two and one-half to three years (the Vesting Period), each award being subject to the attainment of Company goals determined by the Compensation Committee prior to the date of the award. The Company reviews progress toward the attainment of Company goals each quarter during the Vesting Period. The attainment of Company goals can be determined only at the end of the Vesting Period. If the shares vest, the ultimate cost to the Company will be equal to the Class A stock price on the date the shares vest times the number of shares awarded for all performance grants with other than market criteria. For grants with market performance criteria, the ultimate cost will be the fair value of the probable shares to vest regardless if the shares actually vest. Total expense recorded under SFAS No. 123R related to performance-based shares is approximately $1 million in fiscal 2006.

NOTE 12: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company has both funded and unfunded noncontributory defined benefit pension plans covering specific groups of employees.  Two plans provide benefits based on a formula using years of service and a specified benefit rate.  Effective January 1, 2004, the Company implemented a new defined benefit plan for certain contracted officers that uses a formula based on years of service and final average salary.  Additionally, two of the Company’s subsidiaries have frozen plans, whereby no new participants will be added and no future benefits will be earned. The Company also has other postretirement benefit plans for which substantially all of its employees may receive benefits if they satisfy applicable eligibility criteria.  The postretirement healthcare plans are contributory with participants' contributions adjusted when deemed necessary.

The Company has defined contribution retirement and incentive benefit programs for various groups of Company personnel. Company contributions totaled $55 million, $56 million and $55 million in fiscal 2006, 2005 and 2004, respectively.

TYSON FOODS, INC.

The Company uses a September 30 measurement date for its defined benefit plans and one postretirement medical plan and a July 31 measurement date for its remaining postretirement medical plans. The Company generally recognizes the effect of actuarial gains and losses into earnings immediately rather than amortizing the effect over future periods.

Other postretirement benefits include postretirement medical costs and life insurance.

Benefit obligations and funded status

The following table provides a reconciliation of the changes in the plans' benefit obligations, assets and funded status as of fiscal year ends September 30, 2006, and October 1, 2005:

			in millions
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$107	$77	$60	$66
Service cost	6	6	1	-
Interest cost	6	6	4	4
Plan participants’ contributions	-	-	5	4
Addition of subsidiary plan	1	18	-	-
Amendments	-	-	(3)	(9)
Actuarial loss	11	6	14	9
Benefits paid	(7)	(6)	(18)	(14)
Curtailment	-	-	(2)	-
Benefit obligation at end of year	124	107	61	60

Change in plan assets
Fair value of plan assets at beginning of year	82	59	-	-
Actual return on plan assets	7	8	-	-
Employer contributions	2	10	13	10
Plan participants’ contributions	-	-	5	4
Addition of subsidiary plan	1	11	-	-
Benefits paid	(7)	(6)	(18)	(14)
Fair value of plan assets at end of year	85	82	-	-

Funded status	(39)	(25)	(61)	(60)
Amounts not yet recognized:
Unrecognized prior service cost	6	7	(17)	(16)
Unrecognized actuarial loss	25	15	-	-
Net amount recognized	$(8)	$(3)	$(78)	$(76)

Amounts recognized in the Consolidated Balance Sheets consist of:

			in millions
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Prepaid benefit cost	$-	$7	$-	$-
Accrued benefit liability	(31)	(17)	(78)	(76)
Accumulated other comprehensive loss	23	7	-	-
Net amount recognized	$(8)	$(3)	$(78)	$(76)

TYSON FOODS, INC.

The increase (decrease) in the pretax minimum liability related to the Company's pension plans included in other comprehensive income (loss) was $16 million, $2 million and $(2) million in fiscal 2006, 2005 and 2004, respectively.

At September 30, 2006, all pension plans had an accumulated benefit obligation in excess of plan assets. At October 1, 2005, two pension plans had an accumulated benefit obligation in excess of plan assets, and two pension plans had assets in excess of the accumulated benefit obligation. The accumulated benefit obligation for all pension plans was $122 million and $98 million at September 30, 2006, and October 1, 2005, respectively. Plans with accumulated benefit obligations in excess of plan assets are as follows:

	in millions
	Pension Benefits
	2006	2005
Projected benefit obligation	$124	$37
Accumulated benefit obligation	122	36
Fair value of plan assets	85	12

Net Periodic Benefit Cost

Components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the Consolidated Statements of Operations are as follows:

				in millions
	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$6	$6	$3	$1	$-	$1
Interest cost	6	6	5	4	4	4
Expected return on plan assets	(6)	(5)	(5)	-	-	-
Amortization of prior service cost	1	1	1	(2)	(2)	(1)
Recognized actuarial loss, net	-	-	-	14	9	5
Curtailment gain	-	-	-	(2)	-	-
Net periodic benefit cost	$7	$8	$4	$15	$11	$9

Assumptions

Weighted average assumptions are as follows:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate to determine
net periodic benefit cost	5.94%	6.62%	6.75%	6.00%	6.00%	6.75%
Discount rate to determine
benefit obligations	5.80%	5.91%	6.75%	6.10%	6.00%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Expected return on plan assets	8.03%	8.13%	8.50%	N/A	N/A	N/A

To determine the rate-of-return on assets assumption, the Company first examined historical rates of return for the various asset classes.  The Company then determined a long-term projected rate-of-return based on expected returns over the next five to 10 years.  Prior to fiscal 2004, the Company only had defined benefit plans that provided a retirement benefit based on the number of years of service multiplied by a benefit rate.  During 2004, a plan was added with a 4% compensation increase inherent in its benefit obligation calculation.

TYSON FOODS, INC.

The Company has four postretirement health plans.  Two of these consist of fixed, annual payments by the Company and account for $38 million of the Company's postretirement medical obligation at September 30, 2006.  A healthcare cost trend is not required to determine this obligation.  The remaining two plans, Pre-Medicare and Post-Medicare, account for $23 million of the Company’s postretirement medical obligation at year end. The Pre-Medicare plan covers retirees who do not yet qualify for Medicare and uses a healthcare cost trend of 11% in the current year, grading down to 6% in fiscal 2012. The Post-Medicare plan provides secondary coverage to retirees covered under Medicare and has a healthcare cost trend of 8%, grading down to 5% in fiscal 2010.  Claims in excess of the Company's negotiated annual maximum payment are paid by the plan participants.  Assumed healthcare cost trend rates would have the following effects:

		in millions
	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	26	(21)

Plan Assets

The fair value of plan assets for the Company’s domestic union pension benefit plans was $71 million and $70 million as of September 30, 2006, and October 1, 2005, respectively. The following table sets forth the actual and target asset allocation for the Company’s pension plan assets:

			Target Asset
	2006	2005	Allocation
Cash	1.6%	0.7%	0.0%
Fixed income securities	24.6	24.6	25.0
US Stock Funds-Large- and Mid-Cap	49.3	49.7	50.0
US Stock Funds-Small-Cap	9.8	10.0	10.0
International Stock Funds	14.7	15.0	15.0
Total	100.0%	100.0%	100.0%

During fiscal 2005, the Company recorded the assets and benefit obligation related to a foreign subsidiary. This pension plan had $14 million and $12 million in plan assets at September 30, 2006, and October 1, 2005, respectively. All of this plan’s assets are held in annuity contracts consistent with its target asset allocation.

The Plan Trustees have established a set of investment objectives related to the assets of the pension plans and regularly monitor the performance of the funds and portfolio managers.  Objectives for the pension assets are (1) to provide growth of capital and income, (2) to achieve a target weighted average annual rate of return competitive with other funds with similar investment objectives and (3) to diversify to reduce risk.  The investment objectives and target asset allocation were updated in January 2004.

Contributions

The Company's policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws.  In its sole discretion, the Company may from time to time fund additional amounts.  Expected contributions to the Company's pension plans for fiscal 2007 are approximately $5 million.  For fiscal 2006, 2005 and 2004, the Company funded $0, $10 million and $9 million, respectively, to its defined benefit plans.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

TYSON FOODS, INC.

		in millions
	Pension Benefits	Other Postretirement Benefits
2007	$7	$15
2008	7	15
2009	8	15
2010	9	15
2011	9	15
2012-2016	59	78

The above benefit payments for other postretirement benefit plans are expected to be offset by Medicare Part D subsidies as follows: $1 million in 2007, $1 million in 2008, $1 million in 2009, $2 million in 2010, $2 million in 2011 and $12 million from 2012 to 2016.

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

Certain non-cash transactions were excluded from the Consolidated Statements of Cash Flows for fiscal 2006. Adjustments of $12 million were made, which increased the balance of goodwill. These adjustments primarily related to deferred tax asset and liability adjustments related to the acquisitions in previous years of TFM and the assets of Millard Processing Services.

In fiscal 2005, adjustments of $53 million were made to remove pre-acquisition tax liability accruals no longer necessary due to the closing of an IRS examination and the evaluation of certain pre-acquisition deferred tax liabilities. The adjustments include $46 million and $7 million of adjustments to pre-acquisition deferred tax assets and liabilities related to the acquisitions in previous years of TFM and Hudson Foods, Inc., respectively.

The following table summarizes cash payments for interest and income taxes:

	in millions
	2006	2005	2004
Interest	$140	$218	$316
Income taxes, net of refunds	144	107	244

NOTE 14: TRANSACTIONS WITH RELATED PARTIES

The Company has operating leases for farms, equipment and other facilities with Don Tyson, a director of the Company, certain members of his family and the Randal W. Tyson Testamentary Trust. Total payments of $7 million in fiscal 2006, and $8 million in fiscal 2005 and 2004, were paid to entities in which these parties had an ownership interest. Additionally, other facilities have been leased from other officers and directors. Rentals paid to entities in which these parties had an ownership interest totaled $1 million in each of fiscal years 2006, 2005 and 2004.

In fiscal 2006, 2005 and 2004, the Company paid approximately $1.3 million, $1.3 million and $1.5 million, respectively, to Alltel Corporation for cellular phone services. Scott T. Ford, who became a director of the Company in November 2005, is the President and Chief Executive Officer of Alltel Corporation.

In fiscal 2005, the Company purchased a parcel of land adjacent to the Company’s Corporate Center for approximately $600,000 from JHT, LLC, a limited liability company of which Don Tyson and the Randal W. Tyson Testamentary Trust are members. The land is to be used for expansion of corporate offices.

TYSON FOODS, INC.

In fiscal 2005, the Company received approximately $4 million from entities owned by Don Tyson and John Tyson, Chairman of the Company, as payment for the purchase of certain properties owned by the Company.

In fiscal 2004, the Company purchased a parcel of land adjacent to the Company’s Corporate Center for approximately $356,000 from JHT, LLC. The land is to be used for expansion of corporate offices.

In fiscal 2004, the Company purchased 1,028,577 shares of Class A stock in a private transaction with Don Tyson, a director and managing partner of the Tyson Limited Partnership, a principal shareholder of the Company. The purchase of those shares from Mr. Tyson was based on the closing price of the Class A stock on the New York Stock Exchange on the date of purchase.

In fiscal 2004, the Company received cash payments from Don Tyson totaling $1.5 million as reimbursement for certain perquisites and personal benefits received during fiscal 1997 through 2003.

NOTE 15: INCOME TAXES

Detail of the provision (benefit) for income taxes consists of:

	in millions
	2006	2005	2004
Federal	$(79)	$118	$183
State	(12)	16	12
Foreign	(11)	22	37
	$(102)	$156	$232
Current	$24	$249	$224
Deferred	(126)	(93)	8
	$(102)	$156	$232

The reasons for the difference between the statutory U.S. federal income tax rate and the effective income tax rate are as follows:

	2006	2005	2004
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.3	1.8	1.8
Extraterritorial income exclusion	-	(2.6)	(0.5)
Reduction of tax reserves	-	(4.1)	-
Medicare Part D	(1.8)	(3.6)	-
Repatriation of foreign earnings	-	4.2	-
Adjustment for tax review	(5.1)	-	-
General business credits	2.6	(1.8)	(1.2)
Other	0.8	0.6	1.5
	34.8%	29.5%	36.6%

During 2006, the Company completed a review of its tax account balances, and as a result, reduced its income tax benefit by $15 million of which $12 million is related to additional tax reserves for the Company’s foreign operations and $3 million is related to a cumulative adjustment to its recorded tax balances attributable to book to tax differences associated with property, plant and equipment (including synthetic leases) and certain acquired deferred tax liabilities. Additional adjustments resulted in an increase to goodwill of $12 million, deferred tax liabilities of $3 million and a reduction of property, plant and equipment of $9 million.

TYSON FOODS, INC.

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The tax effects of major items recorded as deferred tax assets and liabilities are:

			in millions
	2006		2005
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$-	$481	$-	$511
Suspended taxes from conversion
to accrual method	-	119	-	125
Intangible assets	10	26	9	25
Inventory	13	101	10	97
Accrued expenses	177	-	131	6
Net operating loss and other carryforwards	137	-	125	-
All other	50	22	58	122
	$387	$749	$333	$886
Valuation allowance	$(66)		$(99)
Net deferred tax liability		$428		$652

Net deferred tax liabilities are included in Other Current Assets, Other Current Liabilities and Deferred Income Taxes on the Consolidated Balance Sheets.

The deferred tax liability for suspended taxes from conversion to accrual method represents the 1987 change from the cash to accrual method of accounting and will be recognized by 2017.

The Company has accumulated undistributed earnings of foreign subsidiaries aggregating approximately $153 million at September 30, 2006, which are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The valuation allowance totaling $66 million consists of $26 million for state tax credit and net operating loss carryforwards, $35 million for U.S. federal net operating loss and other miscellaneous carryforwards and $5 million for international net operating loss carryforwards. The state tax credit and net operating loss carryforwards expire in fiscal years 2007 through 2025. At September 30, 2006, after considering utilization restrictions, the Company's federal tax loss carryforwards, which include net operating losses, capital losses and charitable contribution carryforwards, approximated $259 million. Federal net operating loss carryforwards totaling $120 million, are subject to utilization limitations due to ownership changes and may be utilized to offset future taxable income subject to limitations. These carryforwards expire during fiscal years 2007 through 2025. The $66 million valuation allowance discussed above includes $30 million, that if subsequently recognized, will be allocated to reduce goodwill, which was recorded at the time of acquisition of TFM.

The Company provides tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. Evaluation of these reserves requires judgments about tax issues, potential outcomes and timing, and is an inherently subjective estimate. Although the outcome of these tax items is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities relating to these exposures.

TYSON FOODS, INC.

NOTE 16: EARNINGS (LOSS) PER SHARE

The weighted average common shares used in the computation of basic and diluted earnings (loss) per share are as follows:

	in millions, except per share data
	2006	2005	2004
Numerator:
Income (loss) before cumulative effect
of change in accounting principle	$(191)	$372	$403
Cumulative effect of change in
accounting principle, net of tax	(5)	-	-
Net income (loss)	(196)	372	403
Less Dividends:
Class A ($0.16/share)	41	40	40
Class B ($0.144/share)	14	15	15
Undistributed earnings (losses)	(251)	317	348
Class A undistributed earnings (losses)	(186)	230	253
Class B undistributed earnings (losses)	(65)	87	95
Total undistributed earnings (losses)	$(251)	$317	$348
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	249	243	243
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	96	102	102
Effect of dilutive securities:
Stock options and restricted stock	-	12	12
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversions	345	357	357

Earnings before cumulative effect of
change in accounting principle:
Class A Basic	$(0.56)	$1.11	$1.20
Class B Basic	$(0.52)	$1.00	$1.08
Diluted	$(0.56)	$1.04	$1.13

Cumulative effect of change in accounting
principle, net of tax:
Class A Basic	$(0.02)	$-	$-
Class B Basic	$(0.01)	$-	$-
Diluted	$(0.02)	$-	$-

Net income (loss):
Class A Basic	$(0.58)	$1.11	$1.20
Class B Basic	$(0.53)	$1.00	$1.08
Diluted	$(0.58)	$1.04	$1.13

Approximately 28 million in fiscal 2006 and two million in each of fiscal 2005 and 2004 of the Company’s option shares were antidilutive and were not included in the dilutive earnings per share calculation.

TYSON FOODS, INC.

NOTE 17: SEGMENT REPORTING

The Company operates in five business segments: Chicken, Beef, Pork, Prepared Foods and Other. The Company measures segment profit as operating income.

Chicken segment is involved primarily in processing live chickens into fresh, frozen and value-added chicken products. The Chicken segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. The Chicken segment also includes sales from allied products and the Company’s chicken breeding stock subsidiary.

Beef segment is involved primarily in processing live fed cattle and fabricating dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. It also involves deriving value from allied products such as hides and variety meats for sale to further processors and others. The Beef segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. Allied products are also marketed to manufacturers of pharmaceuticals and technical products.

Pork segment is involved primarily in processing live market hogs and fabricating pork carcasses into primal and sub-primal cuts and case-ready products. This segment also represents the Company's live swine group and related allied product processing activities. The Pork segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. It also sells allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork processors.

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

Other segment includes the logistics group and other miscellaneous operations.

TYSON FOODS, INC.

in millions
	Chicken	Beef	Pork	Prepared Foods	Other	Consolidated
Fiscal year ended September 30, 2006
Sales	$7,928	$11,825	$3,060	$2,692	$54	$25,559
Operating income (loss)	53	(296)	47	45	74	(77)
Other expense						216
Loss before income taxes						(293)
Income tax benefit						(102)
Loss before cumulative effect of
change in accounting principle						(191)
Cumulative effect of change in accounting
principle, net of tax						5
Depreciation	222	106	30	60	63	481
Total assets	4,325	3,271	833	1,006	1,686	11,121
Additions to property, plant and equipment	219	135	13	54	110	531
Fiscal year ended October 1, 2005
Sales	$8,295	$11,618	$3,247	$2,801	$53	$26,014
Operating income (loss)	582	(12)	47	78	50	745
Other expense						217
Income before income taxes						528
Depreciation	241	111	31	65	17	465
Total assets	4,398	3,243	834	1,107	922	10,504
Additions to property, plant and equipment	321	165	23	55	7	571
Fiscal year ended October 2, 2004
Sales	$8,363	$11,951	$3,185	$2,891	$51	$26,441
Operating income	548	127	140	28	74	917
Other expense						282
Income before income taxes						635
Depreciation	239	106	30	66	17	458
Total assets	4,556	3,195	895	970	848	10,464
Additions to property, plant and equipment	298	90	22	61	15	486

The Pork segment had sales of $467 million, $505 million and $473 million for fiscal years 2006, 2005 and 2004, respectively, from transactions with other operating segments of the Company. The Beef segment had sales of $104 million, $85 million and $75 million for fiscal years 2006, 2005 and 2004, respectively, from transactions with other operating segments of the Company. These sales from intersegment transactions, which are sold at market prices, were excluded from the segment sales in the above table.

The Company’s largest customer, Wal-Mart Stores, Inc., accounted for approximately 12.5%, 13.0% and 11.6% of consolidated sales in fiscal years 2006, 2005 and 2004, respectively. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on the Company's operations; however, the Company does not anticipate any such occurrences.

The majority of the Company's operations are domiciled in the United States. Approximately 95%, 94% and 94% of sales to external customers for fiscal years 2006, 2005 and 2004, respectively, were sourced from the United States. Approximately $6.3 billion of long-lived assets were located in the United States at September 30, 2006, and October 1, 2005, and $6.4 billion at October 2, 2004. Approximately $197 million, $202 million and $171 million of long-lived assets were located in foreign countries, primarily Canada and Mexico, at fiscal years ended 2006, 2005 and 2004, respectively.

TYSON FOODS, INC.

The Company sells certain products in foreign markets, primarily Canada, Central America, China, the European Union, Japan, Mexico, Russia, South Korea, and Taiwan. The Company's export sales totaled $2.1 billion for each of fiscal 2006, 2005, and 2004. Substantially all of the Company's export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Foreign sales, which are sales of products produced in a country other than the United States, were less than 10% of total consolidated sales for fiscal 2006, 2005 and 2004. In fiscal 2006, the Company incurred a loss from foreign operations of $36 million before taxes and cumulative effect of change in accounting principle. Approximately 21% and 28% of income before taxes for fiscal 2005 and 2004, respectively, was from foreign operations. The decline in fiscal 2006 was primarily due to decreased margins at Tyson de Mexico and the Company’s Lakeside operation in Canada.

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Sales	$6,454	$6,251	$6,383	$6,471
Gross profit	344	153	203	228
Operating income (loss)	110	(142)	(25)	(20)
Income (loss) before income taxes	60	(200)	(76)	(77)
Income tax expense (benefit)	21	(73)	(24)	(26)
Income (loss) before cumulative effect
of change in accounting principle	39	(127)	(52)	(51)
Cumulative effect of change in accounting
principle, net of tax	-	-	-	5
Net income (loss)	39	(127)	(52)	(56)

Earnings (loss) before cumulative effect of
change in accounting principle:
Class A Basic	$0.12	$(0.38)	$(0.15)	$(0.15)
Class B Basic	$0.10	$(0.34)	$(0.14)	$(0.14)
Diluted	$0.11	$(0.37)	$(0.15)	$(0.15)
Cumulative effect of change in
accounting principle, net of tax:
Class A Basic	$-	$-	$-	$(0.02)
Class B Basic	$-	$-	$-	$(0.01)
Diluted	$-	$-	$-	$(0.02)
Net income (loss):
Class A Basic	$0.12	$(0.38)	$(0.15)	$(0.17)
Class B Basic	$0.10	$(0.34)	$(0.14)	$(0.15)
Diluted	$0.11	$(0.37)	$(0.15)	$(0.17)
2005
Sales	$6,452	$6,359	$6,708	$6,495
Gross profit	360	414	519	427
Operating income	126	175	256	188
Net income	48	76	131	117
Class A basic earnings per share	$0.14	$0.23	$0.39	$0.35
Class B basic earnings per share	$0.13	$0.20	$0.35	$0.32
Diluted earnings per share	$0.14	$0.21	$0.36	$0.33

TYSON FOODS, INC.

Second quarter fiscal 2006 operating income includes $45 million of costs related to beef plant closings and $14 million related to prepared foods plant closings. Fourth quarter fiscal 2006 operating income includes $2 million of costs related to poultry plant closings, $2 million of costs related to beef plant closings, and $19 million of charges related to the Company’s previously announced $200 million cost reduction initiative and other business consolidation efforts. These charges include severance expenses, product rationalization costs and related intangible asset impairment expenses. Additionally, in the fourth quarter of fiscal 2006, the Company recorded a charge of $5 million, net of tax, related to the cumulative effect of change in accounting principle for the adoption of FIN 47.

First quarter fiscal 2005 gross profit includes $12 million received in connection with vitamin antitrust litigation, and operating income includes charges of $3 million related to the closing of a prepared foods facility. Additionally, net income includes a gain of $8 million related to the sale of the Company’s remaining interest in Specialty Brands, Inc. Second quarter fiscal 2005 operating income includes charges of $2 million related to closing poultry and prepared foods facilities. Third quarter fiscal 2005 operating income includes charges of $33 million related to a legal settlement involving the Company’s live swine operations and $10 million related to closing poultry operations. Fourth quarter fiscal 2005 gross profit includes $8 million related to hurricane losses, and operating income includes $1 million in gains related to plant closings. Additionally, net income includes a non-recurring income tax net benefit of $15 million, which includes the reversal of tax reserves, partially offset by an income tax charge related to the repatriation of foreign income. Net income also was affected by $19 million related to a tax exempt actuarial gain of $55 million.

During the second quarter of fiscal 2006, the Company reclassified amounts related to loss on disposals of assets from other expense to cost of sales. The reclassification reduced gross profit and operating income (loss) by $4 million for the first quarter of fiscal 2006, and $3 million, $8 million, $7 million and $2 million for the first, second, third and fourth quarters of fiscal 2005, respectively. The table above reflects this reclassification.

NOTE 19:	CAPITAL STRUCTURE

During fiscal 2006, Tyson Limited Partnership converted 15 million shares of Class B stock to Class A stock on a one for one basis. Additionally, Don Tyson, a director of the Company, converted 750,000 shares of Class B stock to Class A stock on a one for one basis.

NOTE 20:	CONTINGENCIES

Listed below are certain claims made against the Company and its subsidiaries. In the Company’s opinion, it has made appropriate and adequate reserves, accruals and disclosures where necessary, and the Company believes the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals and reserves are not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations of the Company. The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

Wage and Hour/ Labor Matters:  In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of the Company's processing facilities. On May 9, 2002, a civil complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama, Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. The complaint alleges the Company violated the overtime provisions of the federal Fair Labor Standards Act (FLSA) at the Company's chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor indicated in discovery the case seeks to require the Company to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, an additional amount in unspecified liquidated damages and an injunction against future violations at that facility and all other chicken processing facilities operated by the Company. No trial date has been set.

TYSON FOODS, INC.

On June 22, 1999, 11 current and former employees of the Company filed the case of M.H. Fox, et al. v. Tyson Foods, Inc. (Fox) in the U.S. District Court for the Northern District of Alabama claiming the Company violated requirements of the FLSA. The suit alleges the Company failed to pay employees for all hours worked and/or improperly paid them for overtime hours. The suit specifically alleges that (1) employees should be paid for time taken to put on and take off certain working supplies at the beginning and end of their shifts and breaks and (2) the use of "mastercard" or "line" time fails to pay employees for all time actually worked. Plaintiffs seek to represent themselves and all similarly situated current and former employees of the Company, and plaintiffs seek reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. To date, approximately 5,100 consents have been filed with the District Court. Plaintiffs filed their Renewed Motion for Court Supervised Notice to Potential Collective Action Members on April 18, 2006, to which the Company filed its response on June 27, 2006. A hearing on the motion was held October 24, 2006. On November 16, 2006, the Court denied the Plaintiffs’ motion. No trial date has been set.

On August 22, 2000, seven employees of the Company filed the case of De Asencio v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. This lawsuit is similar to Fox in that employees claim violations of the FLSA for allegedly failing to pay for time taken to put on, take off and sanitize certain working supplies, and violations of the Pennsylvania Wage Payment and Collection Law. Plaintiffs sought to represent themselves and all similarly situated current and former employees of the poultry processing plant in New Holland, Pennsylvania, and plaintiffs sought reimbursement for an unspecified amount of unpaid wages, liquidated damages, attorney fees and costs. Approximately 560 additional current or former employees filed consents to join the lawsuit. A two-week jury trial beginning on June 5, 2006, ended with a verdict in Tyson’s favor. Final judgment was entered on June 22, 2006, and the Plaintiffs filed their notice of appeal July 21, 2006. The appeal of this matter is now pending in the U. S. Court of Appeals for the Third Circuit. Appellants filed their opening brief October 30, 2006. The Company’s Appellee brief was filed on November 29, 2006.

On November 5, 2001, Maria Chavez, et al. v. IBP, Lasso Acquisition Corporation and Tyson Foods, Inc. (Chavez) was filed in the U.S. District Court for the Eastern District of Washington by employees of Tyson Fresh Meat’s (TFM) Pasco, Washington, beef slaughter, processing and hides facilities, alleging violations of the FLSA, 29 U.S.C. Sections 201 - 219, as well as violations of the Washington State Minimum Wage Act, RCW chapter 49.46, Industrial Welfare Act, RCW chapter 49.12, and the Wage Deductions-Contribution-Rebates Act, RCW chapter 49.52. The Chavez lawsuit alleges TFM and/or the Company required employees to perform unpaid work related to donning and doffing certain personal protective clothing and equipment, both prior to and after their shifts, as well as during meal periods. Plaintiffs further allege the holdings in Alvarez, et al. v. IBP support a claim of collateral estoppel and/or res judicata as to many of the issues raised in this litigation. On July 20, 2005, judgment was entered for $11.4 million, exclusive of costs and attorney fees. Attorneys for the Chavez plaintiffs have indicated to the Company their intention to file a follow-on suit to Chavez for different potential claimants alleging similar violations to those raised in Chavez. On November 28, 2005, the District Court awarded the attorneys for the Chavez plaintiffs approximately $1.9 million in fees and expenses. On December 12, 2005, the District Court awarded additional costs of $19,651. On December 8, 2005, the Company filed a notice of appeal with the Ninth Circuit Court of Appeals. The parties later met and reached an agreement that will resolve Chavez and certain post-Chavez claims for $10.2 million. On May 19, 2006, a Settlement Agreement and a Joint Motion to Approve Class Action Settlement was filed by the parties. The District Court held a Final Approval Hearing on September 26, 2006, at which time it considered the terms of settlement. The settlement was approved by the District Court on September 28, 2006, and distribution of the settlement amounts are scheduled to occur in the first and second quarters of fiscal 2007.

On November 21, 2002, a lawsuit titled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee. Ten current and former hourly employees of TFM's case-ready facility in Goodlettsville, Tennessee, filed a complaint on behalf of themselves and other unspecified, allegedly similarly situated employees, claiming the defendants violated the overtime provisions of the FLSA. The suit alleges the defendants failed to pay employees for all hours worked from the plant's commencement of operations in April 2001. In particular, the suit alleges employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period. The suit also alleges the Company deducts 30 minutes per day from employees' paychecks regardless of whether employees obtain a full 30-minute period for their meal. Plaintiffs are seeking a declaration the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs. On November 17, 2003, the District Court conditionally certified a collective action composed of similarly situated current and former employees at the Goodlettsville facility based on clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001.

TYSON FOODS, INC.

Class Notices to approximately 4,500 prospective class members were mailed on January 21, 2004. Approximately 525 current and former employees opted into the class. A second, opt-in Class Notice was mailed to 1,996 current and former employees who were hired after December 16, 2003. In March 2006, Plaintiffs reported a total of 48 additional persons who opted into the class. Discovery is scheduled to conclude December 31, 2006, after which the District Court will hold a status conference to discuss the need for dispositive motions and trial.

NOTE 21:	SUBSEQUENT EVENT

In November 2006, Tyson Limited Partnership converted approximately five million shares of Class B stock to Class A stock on a one for one basis.

TYSON FOODS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Tyson Foods, Inc.

We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. as of September 30, 2006 and October 1, 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyson Foods, Inc. at September 30, 2006 and October 1, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tyson Foods, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Rogers, Arkansas

December 11, 2006

TYSON FOODS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Tyson Foods, Inc.

We have audited management’s assessment, included in the accompanying Report of Management under the caption “Management’s Report on Internal Control over Financial Reporting”, that Tyson Foods, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyson Foods, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Tyson Foods, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tyson Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tyson Foods, Inc. as of September 30, 2006 and October 1, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006 and our report dated December 11, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Rogers, Arkansas

December 11, 2006

TYSON FOODS, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

Other than the matters described below, in the fourth quarter ended September 30, 2006, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the third quarter of fiscal 2006, in connection with the Company’s renewal of certain synthetic leases, the Company noted differences in deferred tax liabilities related to temporary book to tax differences. At the time, the tax effect of the aggregate basis differences related to the leases was an understatement of approximately $22 million. The Company initiated a review process, including the assistance of external consultants, to assess the adequacy of tax liabilities recorded for basis differences and all of its tax account balances, not just those related to its lease agreements. The review was completed in November 2006, and as a result, reduced its income tax benefit by $15 million of which $12 million was related to additional tax reserves for the Company’s foreign operations and $3 million was related to a cumulative adjustment to its recorded tax balances attributable to book to tax differences associated with fixed assets (including the synthetic lease issue identified in the third quarter of fiscal 2006) and certain acquired deferred tax liabilities. Additional adjustments resulted in an increase to goodwill for $12 million, deferred tax liabilities of $3 million and a reduction of fixed asset balances of $9 million.

During fiscal 2006, the Company implemented additional controls in the existing processes to improve the communication and information flow to ensure transactions are appropriately accounted for with respect to income taxes, and to strengthen the reconciliations of basis differences in fixed assets and other appropriate balance sheet accounts to deferred tax balances. The Company has also made organizational changes to improve the tax accounting oversight and controls.

In addition, during fiscal 2006, the Company continued to improve controls designed to ensure that information systems user access is restricted to only appropriate users.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, the Company used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

TYSON FOODS, INC.

Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, Management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm. Accordingly, Ernst & Young LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report appears on page 81.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 2, 2007 (the Proxy Statement), which information is incorporated herein by reference. Pursuant to general instruction G(3) of the instructions to Annual Report on Form 10-K, certain information concerning the Company’s executive officers is included under the caption “Executive Officers of the Company” in Part I of this Report.

The Company has a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of its directors and employees, including its principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics, titled Tyson Foods, Inc. Code of Conduct, is available, free of charge on the Company’s website at http://ir.tyson.com.

ITEM 11. EXECUTIVE COMPENSATION

See the information set forth under the captions "Executive Compensation and Other Information" and "Report of Compensation Committee" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information included under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and “Equity Compensation Plan Information” in the Proxy Statement, which information is incorporated herein by reference.

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
Consolidated Statements of Operations
for the three years ended September 30, 2006
Consolidated Balance Sheets at
September 30, 2006, and October 1, 2005
Consolidated Statements of Shareholders’ Equity
for the three years ended September 30, 2006
Consolidated Statements of Cash Flows
for the three years ended September 30, 2006
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm

Financial Statement Schedule - Schedule II Valuation and Qualifying
Accounts for the three years ended September 30, 2006

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

4.3

Form of 7.0% $40 million Note due May 1, 2018 issued under the Company Indenture (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1998, Commission File No. 001-14704, and incorporated herein by reference).

4.4

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

4.5

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

4.6

Form of 6.60% Senior Notes due October 1, 2016 issued under the Company Indenture (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K March 22, 2006, Commission File No. 001-14704, and incorporated herein by reference).

4.7

2016 Notes Indenture Supplement, dated as of September 18, 2006, among the Company, Tyson Fresh Meats, Inc. and JPMorgan Chase Bank, National Association (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K September 19, 2006, Commission File No. 001-14704, and incorporated herein by reference).

4.8

Indenture, dated January 26, 1996, between IBP, inc. (IBP) and The Bank of New York (the IBP Indenture) (previously filed as Exhibit 4 to IBP's Registration Statement on Form S-3, filed with the Commission on November 20, 1995, Commission File No. 33-64459, and incorporated herein by reference).

TYSON FOODS, INC.

4.9

Form of Senior Note issued under the IBP Indenture for the issuance of (a) $100 million 7.125% Senior Notes due February 1, 2026 and (b) $300 million 7.95% Senior Notes due February 1, 2010 (previously filed as Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.10

Form of $125 million 7.45% Senior Note due June 1, 2007 issued under the IBP Indenture (previously filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.11

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

10.4

Amendment No. 5, dated as of August 10, 2005, to the Company’s Amended and Restated Receivables Transfer Agreement, dated as of August 16, 2002, as amended, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents (previously filed as Exhibit No. 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.5

Amendment No. 6, dated as of January 39, 2006, to the Company’s Amended and Restated Receivables Transfer Agreement, dated as of August 16, 2002, as amended, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents.

96-102
10.6

Amendment No. 7, dated as of July 27, 2006, to the Company’s Amended and Restated Receivables Transfer Agreement, dated as of August 16, 2002, as amended, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents.

103-109

TYSON FOODS, INC.

10.7

Amendment No. 8, dated as of August 9, 2006, to the Company’s Amended and Restated Receivables Transfer Agreement, dated as of August 16, 2002, as amended, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents.

110-120
10.8

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

10.9

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

10.16

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

TYSON FOODS, INC.

10.17

Amendment No. 1, dated as of March 2, 2006, to the Company’s Five-Year Revolving Credit Agreement, dated as of September 28, 2005, with the Company, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branchand BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K March 7, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.18

Amendment No. 2, dated as of April 28, 2006, to the Company’s Five-Year Revolving Credit Agreement, dated as of September 28, 2005, with the Company, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branchand BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K May 2, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.19

Amendment No. 3, dated as of July 27, 2006, to the Company’s Five-Year Revolving Credit Agreement, dated as of September 28, 2005, as amended, with the Company, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branchand BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K July 31, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.20

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

10.21

Amendment No. 1, dated as of March 2, 2006, to the Company’s Three-Year Term Loan Agreement, dated as of September 28, 2005, with Lakeside, as borrower, the Company, as guarantor, JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent, Merrill Lynch Capital Canada Inc., as Syndication Agent, and Rabobank Nederland Canadian Branch and BNP Paribas (Canada), as Documentation Agents (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K March 7, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.22

Amendment No. 2, dated as of April 28, 2006, to the Company’s Three-Year Term Loan Agreement, dated as of September 28, 2005, with Lakeside, as borrower, the Company, as guarantor, JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent, Merrill Lynch Capital Canada Inc., as Syndication Agent, and Rabobank Nederland Canadian Branch and BNP Paribas (Canada), as Documentation Agents (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K May 2, 2006, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

10.23

Amendment No. 3, dated as of July 27, 2006, to the Company’s Three-Year Term Loan Agreement, dated as of September 28, 2005, as amended, with Lakeside, as borrower, the Company, as guarantor, JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent, Merrill Lynch Capital Canada Inc., as Syndication Agent, and Rabobank Nederland Canadian Branch and BNP Paribas (Canada), as Documentation Agents (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K July 31, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.24

Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between John Tyson and the Company (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission File No. 001-14704, and incorporated herein by reference).

10.25

Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between Richard L. Bond and the Company (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission File No. 001-14704, and incorporated herein by reference).

10.26

Amended and Restated Employment Agreement, dated as of July 29, 2003, by and between Greg Lee and the Company (previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, Commission File No. 001-14704, and incorporated herein by reference).

10.27

Form of Amendment to the Employment agreements of the President and Chief Executive Officer and the Chief Administrative Officer and President, International (previously filed as Exhibit No. 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.28

Second Amendment to Amended and Restated Employment Agreement dated February 4, 2005, by and between Tyson Foods, Inc. and Richard L. Bond (previously filed as Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.29

Senior Executive Employment Agreement dated November 20, 1998 between the Company and Leland E. Tollett (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10K for the fiscal year ended October 3, 1998, Commission File No. 001-14704, and incorporated herein by reference).

10.30

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

10.32

Officer Employment Agreement between the Company and Craig J. Hart, dated November 12, 2004 (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K November 18, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.33

Senior Advisor Agreement, dated July 30, 2004, by and between Don Tyson and the Company (previously filed as Exhibit No. 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

10.34

Executive Employment Agreement between the Company and William W. Lovette, dated October 7, 2005 (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K October 12, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.35

Officer Employment Agreement between the Company and James V. Lochner, dated October 7, 2005 (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K October 12, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.36

Executive Employment Agreement between the Company and Wade Miquelon, dated April 13, 2006 (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K April 18, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.37

Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain executive officers (previously filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.38

Form of IBP's Indemnification Agreement with officers and directors (previously filed as Exhibit No. 10.8 to IBP's Registration Statement on Form S-1, dated August 19, 1987, File No. 1-6085 and incorporated hereby by reference).

10.39

Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005 (previously filed as Exhibit No. 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.40

Tyson Foods, Inc. Restricted Stock Bonus Plan, effective August 21, 1989, as amended and restated on April 15, 1994; and Amendment to Restricted Stock Bonus Plan effective November 18, 1994 (previously filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.41

Tyson Foods, Inc. Amended and Restated Employee Stock Purchase Plan, dated as of December 13, 1999 (previously filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 001-14704, and incorporated herein by reference).

10.42

Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective October 1, 1997, and First Amendment to the Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective December 31, 1998 (previously filed as exhibit 10.15 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 001-14704, and incorporated herein by reference).

10.43

Tyson Foods, Inc. Non-statutory Stock Option Plan of 1982, as amended and restated on November 18, 1994, (previously filed as Exhibit 99 to the Company's Registration Statement of Form S-8 filed with the Commission on January 30, 1995, Commission File No. 33-54716, and incorporated herein by reference).

10.44

Tyson Foods, Inc. 2000 Stock Incentive Plan dated August 11, 2000 (previously filed as exhibit 10.19 to the Company's Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 001-14704, and incorporated herein by reference).

10.45	IBP 1987 Stock Option Plan (previously filed as Exhibit No. 28(a) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-19441 and incorporated herein by reference).
10.46

IBP Officer Long-Term Stock Plan (previously filed as Exhibit No. 10.5.3 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

TYSON FOODS, INC.

10.47

IBP Directors Stock Option Plan (previously filed as Exhibit No. 10.5.4 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

10.48

1996 Officer Long-Term Stock Plan (previously filed as Exhibit No. 10.5.6 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).

10.49	IBP 1996 Stock Option Plan (previously filed as Exhibit 10.5.7 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).
10.50

Text of Retirement Income Plan of IBP, inc. (as amended and Restated Effective as of January 1, 1992), as amended (previously filed as Exhibit No. 10.28 to IBP's Annual Report on Form 10-K for the fiscal year ended December 26, 1992, File No. 1-6085 and incorporated herein by reference).

10.51

Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Plan dated January 23, 2004 (previously filed as Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.52

Form of Performance Stock Award pursuant to which performance unit awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit No. 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.53

Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit No. 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.54

Form of Stock Option Grant Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit No. 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

12.1	Calculation of Ratio of Earnings to Fixed Charges	121
21	Subsidiaries of the Company	122-125
23	Consent of Ernst & Young, LLP	126
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	127
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	128
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	129
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	130

TYSON FOODS, INC.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Wade Miquelon	December 13, 2006
Wade Miquelon
Executive Vice President, Chief
Financial Officer

TYSON FOODS, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard L. Bond Richard L. Bond	President and Chief Executive Officer	December 13, 2006
s/ Scott Ford Scott Ford	Director	December 13, 2006
/s/ Lloyd V. Hackley Lloyd V. Hackley	Director	December 13, 2006
/s/ Craig J. Hart Craig J. Hart	Senior Vice President, Controller and Chief Accounting Officer	December 13, 2006
/s/ Jim Kever Jim Kever	Director	December 13, 2006
/s/ Wade Miquelon Wade Miquelon	Executive Vice President and Chief Financial Officer	December 13, 2006
/s/ Jo Ann R. Smith Jo Ann R. Smith	Director	December 13, 2006
/s/ Leland E. Tollett Leland E. Tollett	Director	December 13, 2006
/s/ Barbara A. Tyson Barbara A. Tyson	Director	December 13, 2006
/s/ Don Tyson Don Tyson	Director	December 13, 2006
/s/ John H. Tyson John H. Tyson	Chairman of the Board of Directors	December 13, 2006
/s/ Albert C. Zapanta Albert C. Zapanta	Director	December 13, 2006

TYSON FOODS, INC.

FINANCIAL STATEMENT SCHEDULE

TYSON FOODS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended September 30, 2006

in millions
	Balance at	Charged to		Charged to			Balance at
	Beginning	Costs and		Other	Additions		End of
Description	of Period	Expenses		Accounts	(Deductions)		Period

Allowance for Doubtful Accounts

2006	$9	$(5)	(1)	$-	$4	(2)	$8

2005	$11	$(1)		$-	$(1)		$9

2004	$16	$(8)	(1)	$-	$3	(2)	$11

(1)	The Company reduced a portion of the allowance for doubtful accounts as the respective accounts receivable balances were either collected or determined to be collectible.
(2)	The Company received payments on accounts that had previously been written off.

TYSON FOODS, INC.

Exhibit pages 96 through 130 are not included; however, copies of these pages may be obtained for a fee to cover administrative costs by request to the corporate office.