Form 10-Q
period 2006-12-30
TYSON FOODS INC
filed 2007-02-08
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________to________

001-14704

(Commission File Number)

______________

TYSON FOODS, INC.

(Exact name of registrant as specified in its charter)

______________

Delaware	71-0225165
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2210 West Oaklawn Drive, Springdale, Arkansas	72762-6999
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 30, 2006.

Class	Outstanding Shares
Class A Common Stock, $0.10 par value (Class A stock)	274,420,110
Class B Common Stock, $0.10 par value (Class B stock)	80,883,320

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	December 30,	December 31,
	2006	2005

Sales	$6,558	$6,454
Cost of Sales	6,221	6,110
	337	344

Selling, General and Administrative	190	234
Other Charges	2	-

Operating Income	145	110
Other (Income) Expense:
Interest income	(2)	(3)
Interest expense	61	54
Other, net	-	(1)
	59	50

Income before Income Taxes	86	60
Provision for Income Taxes	29	21
Net Income	$57	$39

Weighted Average Shares Outstanding:
Class A Basic	264	243
Class B Basic	83	102
Diluted	353	358

Earnings Per Share:
Class A Basic	$0.17	$0.12
Class B Basic	$0.15	$0.10
Diluted	$0.16	$0.11

Cash Dividends Per Share:
Class A	$0.040	$0.040
Class B	$0.036	$0.036

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except per share data)

	(Unaudited) December 30, 2006	September 30, 2006
Assets
Current Assets:
Cash and cash equivalents	$45	$28
Short-term investment	-	770
Accounts receivable, net	1,135	1,183
Inventories	2,046	2,057
Other current assets	139	149
Total Current Assets	3,365	4,187
Net Property, Plant and Equipment	3,854	3,945
Goodwill	2,512	2,512
Intangible Assets	135	136
Other Assets	331	341
Total Assets	$10,197	$11,121

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$184	$992
Trade accounts payable	1,064	942
Other current liabilities	770	912
Total Current Liabilities	2,018	2,846
Long-Term Debt	2,777	2,987
Deferred Income Taxes	453	495
Other Liabilities	438	353
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 289 million shares at December 30, 2006,
and 284 million shares at September 30, 2006	29	28
Class B-authorized 900 million shares:
issued 81 million shares at December 30, 2006,
and 86 million shares at September 30, 2006	8	9
Capital in excess of par value	1,825	1,835
Retained earnings	2,824	2,781
Accumulated other comprehensive income	47	17
	4,733	4,670
Less treasury stock, at cost-
14 million shares at December 30, 2006,
and 15 million shares at September 30, 2006	222	230
Total Shareholders’ Equity	4,511	4,440
Total Liabilities and Shareholders’ Equity	$10,197	$11,121

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	December 30,	December 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$57	$39
Depreciation and amortization	128	125
Plant closing-related and other charges	(3)	-
Deferred income taxes and other, net	78	(49)
Net changes in working capital	65	79

Cash Provided by Operating Activities	325	194

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(43)	(189)
Proceeds from sale of assets	2	11
Proceeds from sale of short-term investment	770	-
Proceeds from sale of marketable securities, net	4	3
Other, net	7	5

Cash Provided by (Used for) Investing Activities	740	(170)

Cash Flows From Financing Activities:
Net change in debt	(1,018)	(7)
Purchases of treasury shares	(24)	(12)
Dividends	(14)	(14)
Stock options exercised and other	8	3

Cash Used for Financing Activities	(1,048)	(30)

Effect of Exchange Rate Change on Cash	-	(4)

Increase (Decrease) in Cash and Cash Equivalents	17	(10)

Cash and Cash Equivalents at Beginning of Period	28	40

Cash and Cash Equivalents at End of Period	$45	$30

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:	ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (the Company). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006. Preparation of consolidated condensed financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated condensed financial statements contain all adjustments, including normal recurring accruals and adjustments related to plant closings as disclosed in Note 2, necessary to present fairly its financial position as of December 30, 2006, and the results of its operations and cash flows for the three months ended December 30, 2006, and December 31, 2005. Results of operations and cash flows for the three months ended December 30, 2006, and December 31, 2005, are not necessarily indicative of results to be expected for the full year.

RECLASSIFICATION

In fiscal 2007, the Company reclassified an $11 million change in negative book cash balances for the quarter ended December 31, 2005, from Net Changes in Working Capital reported as Operating Activities to Financing Activities reported as Stock Options Exercised and Other in the Consolidated Condensed Statements of Cash Flows to conform with the current period presentation.

INVESTMENTS

The Company has investments in marketable debt securities. As of December 30, 2006, and September 30, 2006, $2 million and $0, respectively, were due in one year or less and were classified in Other Current Assets in the Consolidated Condensed Balance Sheets, and $109 million and $115 million, respectively, were classified in Other Assets in the Consolidated Condensed Balance Sheets, with maturities ranging from one to 32 years. The Company has determined its marketable debt securities are available-for-sale investments. These investments are reported at fair value based on quoted market prices as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on sale of debt securities and declines in value judged to be other than temporary are recorded on a net basis in other income. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

In the second quarter of fiscal 2006, the Company issued $1.0 billion of new 6.60% senior unsecured notes, which will mature on April 1, 2016. The Company’s short-term investment at September 30, 2006, included $750 million of proceeds from the new issuance and earnings of $20 million on the investment. These funds were on deposit in an interest bearing account with a trustee. In the first quarter of fiscal 2007, the Company used $750 million of the proceeds for repayment of its outstanding $750 million 7.25% Notes, which were due October 1, 2006, and the remaining proceeds were used for general corporate purposes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore the Company expects to adopt FIN 48 at the beginning of fiscal 2008. The Company is in process of evaluating the potential impact of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, the Company expects to adopt SFAS No. 157 at the beginning of fiscal 2009. The Company is in process of evaluating the potential impact of SFAS No. 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in funded status in the year in which the changes occur through other comprehensive income. This standard also requires companies to measure the funded status of a plan as of the date of its annual consolidated balance sheet, with limited exceptions. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006; therefore, the Company expects to adopt SFAS No. 158 at the end of fiscal 2007. Based on the information available at December 30, 2006, the Company expects an increase in assets of $6 million, a decrease in liabilities of $9 million, an increase in deferred income taxes payable of $6 million and an increase of $9 million to accumulated other comprehensive income when it adopts SFAS No. 158.

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

NOTE 2:	OTHER CHARGES

In July 2006, the Company announced its decision to implement a $200 million Cost Management Initiative as part of a strategy to return to profitability. The cost reductions include staffing costs, consulting and professional fees, sales and marketing costs and other expenses. In the fourth quarter of fiscal 2006, the Company recorded charges of approximately $9 million for employee termination benefits resulting from the termination of approximately 400 employees. Of these charges, $4 million, $3 million, $1 million and $1 million were included, respectively, in the Chicken, Beef, Pork and Prepared Foods segments’ Operating Income and included in the Consolidated Condensed Statements of Income in Other Charges. In the first quarter of fiscal 2007, the Company recorded an additional $1 million for employee termination benefits. Of these charges, $0.5 million was included in both the Chicken and Beef segments’ Operating Income and included in the Consolidated Condensed Statements of Income in Other Charges. As of December 30, 2006, approximately $6 million of employee termination benefits had been paid. Employee termination benefits are expected to be paid through September 2007. No material adjustments to the accrual are anticipated at this time.

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

The Company had derivative related balances of $35 million and $11 million recorded in other current assets at December 30, 2006, and September 30, 2006, respectively, and $13 million and $23 million in other current liabilities at December 30, 2006, and September 30, 2006, respectively.

Cash flow hedges: The Company uses derivatives to moderate the financial and commodity market risks of its business operations. Derivative products, such as futures and option contracts, are considered to be a hedge against changes in the amount of future cash flows related to commodities procurement. The Company also enters into interest rate swap agreements to adjust the proportion of total long-term debt and leveraged equipment loans subject to variable interest rates. Under these interest rate swaps, the Company agrees to pay a fixed rate of interest on a notional principal amount and to receive in return an amount equal to a specified variable rate of interest for the same notional principal amount. These interest rate swaps are considered to be a hedge against changes in the amount of future cash flows associated with the Company’s variable rate interest payments. The fair value of the interest rate swap agreements was not significant at December 30, 2006.

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income (Loss) in Shareholders’ Equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges, when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. Ineffectiveness related to the Company’s cash flow hedges was not significant during the three months ended December 30, 2006, and December 31, 2005.

Derivative products related to grain procurement, such as futures and option contracts that meet the criteria for hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement. The Company does not purchase derivative products related to grain procurement in excess of its physical grain consumption requirements. The Company’s grain procurement hedging activities are for the grain commodity purchase price only and do not hedge other components of grain cost such as basis differential and freight costs. The after tax gains, recorded in accumulated other comprehensive income at December 30, 2006, related to cash flow hedges, were $20 million. These gains will be recognized within the next 12 months. Of these gains, the after tax portion resulting from the Company’s open mark-to-market hedge positions was $8 million as of December 30, 2006. The Company generally does not hedge cash flows related to commodities beyond 12 months.

Fair value hedges: The Company designates certain futures contracts as fair value hedges of firm commitments to purchase market hogs for slaughter and natural gas for the operation of its plants. From time to time, the Company also enters into foreign currency forward contracts to hedge changes in fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies; however, the fair value of the foreign exchange contracts was not significant as of December 30, 2006. The changes in the fair value of a derivative highly effective and that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness related to the Company’s fair value hedges was not significant during the three months ended December 30, 2006, and December 31, 2005.

During fiscal 2006, the Company discontinued the use of hedge accounting for certain financial instruments in place to hedge forward cattle purchases. Hedge accounting was discontinued to provide a natural offset to the gains and losses resulting from the Company’s derivatives tied to its forward fixed price sales of boxed beef, as this activity does not qualify for hedge accounting.

Undesignated positions: The Company holds positions as part of its risk management activities, primarily certain grains, livestock and natural gas futures, for which it does not apply hedge accounting, but instead marks these positions to fair value through earnings at each reporting date. Changes in market value of derivatives used in the Company’s risk management activities surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. Changes in market value of derivatives used in the Company’s risk management activities surrounding forward sales contracts are recorded in sales. The Company generally does not enter into undesignated positions beyond 18 months. The Company recognized pretax net gains of approximately $41 million and $2 million in cost of sales for the three months ended December 30, 2006, and December 31, 2005, respectively, related to grain positions for which it did not apply hedge accounting.

The Company enters into certain forward sales of boxed beef and boxed pork and forward purchases of cattle at fixed prices. The fixed price sales contracts lock in the proceeds from a sale in the future and the fixed cattle purchases lock in the cost of raw material in the future, although the cost of the livestock and the related boxed beef and pork market prices at the time of the sale or purchase will vary from this fixed price. Therefore, as fixed forward sales and forward purchases of cattle are entered into, the Company also enters into the appropriate number of livestock futures positions. Changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date, even though the economic impact of the Company’s fixed prices being above or below the market price is only realized at the time of sale or purchase. In connection with these livestock futures, the Company recorded realized and unrealized net losses of $5 million for the three months ended December 30, 2006, which included an unrealized pretax loss on open mark-to-market futures positions of approximately $7 million as of December 30, 2006. Net realized and unrealized gains and losses recorded for the three months ended December 31, 2005, related to livestock futures positions were not significant.

NOTE 4:	INVENTORIES

Processed products, livestock (excluding breeders) and supplies and other are valued at the lower of cost (first-in, first-out) or market. Livestock includes live cattle, chicken and swine. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. Live chicken consists of broilers and breeders. Breeders are stated at cost less amortization. The costs associated with breeders, including breeder chicks, feed and medicine, are accumulated up to the production stage and amortized to broiler inventory over the productive life of the flock using a standard unit of production. Total inventory consists of the following (in millions):

	December 30,	September 30,
	2006	2006
Processed products	$1,151	$1,192
Livestock	576	571
Supplies and other	319	294
Total inventory	$2,046	$2,057

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	December 30,	September 30,
	2006	2006
Land	$109	$114
Buildings and leasehold improvements	2,465	2,453
Machinery and equipment	4,270	4,270
Land improvements and other	202	202
Buildings and equipment under construction	256	279
	7,302	7,318
Less accumulated depreciation	3,448	3,373
Net property, plant and equipment	$3,854	$3,945

NOTE 6:	OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	December 30,	September 30,
	2006	2006
Accrued salaries, wages and benefits	$212	$280
Self-insurance reserves	260	265
Other	298	367
Total other current liabilities	$770	$912

NOTE 7:	LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

		December 30,	September 30,
	Maturity	2006	2006

Revolving Credit Facility	2010	$-	$-
Senior notes and Notes
(rates ranging from 6.13% to 8.25%)	2007–2028	2,639	3,388
Lakeside Term Loan (6.36% effective rate)	2008	195	345
Accounts Receivable Securitization (6.00% effective rate
at 12/30/06 and 5.98% effective rate at 9/30/06)	2007, 2009	51	159
Leveraged equipment loans
(rates ranging from 4.67% to 5.36%)	2007–2009	28	38
Other	Various	48	49
Total debt		2,961	3,979
Less current debt		184	992
Total long-term debt		$2,777	$2,987

The Company has an unsecured revolving credit facility, which expires in September 2010, totaling $1.0 billion that supports the Company’s short-term funding needs and letters of credit. On July 27, 2006, the unsecured revolving credit facility was amended to allow for maximum availability under the revolving credit facility of 50% of inventory, reduced by letters of credit issued and amounts outstanding under its term loan. The reduction of the availability is scheduled to lapse in the third quarter of fiscal 2007 and return to $1.0 billion less outstanding letters of credit. At December 30, 2006, the Company had outstanding letters of credit totaling approximately $299 million issued primarily in support of workers’ compensation insurance programs and derivative activities. There were no draw downs under these letters of credit at December 30, 2006. At December 30, 2006, and September 30, 2006, there were no amounts drawn under the revolving credit facilities. The amount available as of December 30, 2006, was $529 million.

Lakeside Farm Industries, Ltd. (Lakeside), a wholly-owned subsidiary of the Company, has an unsecured three-year term agreement (Lakeside Term Loan) with the principal balance due September 2008. The agreement provides for interest rates ranging from LIBOR plus 0.4 percent to LIBOR plus one percent depending on the Company’s debt rating. Interest payments are made at least quarterly. In the first quarter of fiscal 2007, the Company paid down the Lakeside Term Loan by $150 million.

The Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables consisting of $375 million expiring in August 2007 and $375 million expiring in August 2009. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of the Company’s accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company. TRC has its own creditors entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC’s equity holder. At December 30, 2006, there was $25.5 million outstanding under the receivables purchase agreement expiring in August 2007 and $25.5 million under the agreement expiring in August 2009, while at September 30, 2006, there was $79.5 million outstanding under the receivables purchase agreement expiring in August 2007 and $79.5 under the agreement expiring in August 2009.

In the second quarter of fiscal 2006, the Company issued $1.0 billion of new senior unsecured notes, which will mature on April 1, 2016 (2016 Notes). The 2016 Notes carried an initial 6.60% interest rate, with interest payments due semi-annually on April 1 and

October 1. In the first quarter of fiscal 2007, the Company used $750 million of the proceeds for the repayment of its outstanding $750 million 7.25% Notes due October 1, 2006.

As previously disclosed in the Company’s 2006 Annual Report on Form 10-K (Form 10-K), on July 24, 2006, Moody’s Investors Services, Inc. (Moody’s) downgraded the Company’s credit rating applicable to its 2016 Notes from “Baa3” to “Ba1.” This downgrade increased the interest rate on the 2016 Notes from 6.60% to 6.85%, effective on the first day of the interest period during which the rating change required an adjustment to the interest rate (i.e., the issuance of the 2016 Notes). This downgrade will increase annual interest expense and related fees by approximately $5 million, including $2.5 million related to the 2016 Notes. Additionally, on July 31, 2006, Standard & Poor’s (S&P) downgraded the Company’s credit rating applicable to the 2016 Notes from “BBB” to “BBB-.” This downgrade did not result in an increase in the interest rate on the 2016 Notes, nor did it result in an increase in interest expense or related fees for other debt.

Also as disclosed in the Form 10-K, on September 18, 2006, TFM, a wholly-owned subsidiary of the Company, guaranteed the 2016 Notes. This guarantee does not extend to the other unsecured senior notes of the Company. Moody’s and S&P did not change the July 2006 credit ratings applicable to the 2016 Notes. However, Moody’s issued a new credit rating of “Ba2,” and S&P issued a new credit rating of “BB+” related to the other unsecured senior notes not guaranteed by TFM. These new ratings did not impact the interest rate applicable to the 2016 Notes. However, other interest expense and related fees for other debt will increase by less than $3 million per year.

The revolving credit facility, senior notes, term loan and accounts receivable securitization contain various covenants, the most restrictive of which contain maximum allowed leverage ratios and a minimum required interest coverage ratio.

On July 27, 2006, the Company entered into a third amendment to its five-year credit revolving facility and the three-year Lakeside Term Loan. These amendments modified the minimum required interest coverage ratio, temporarily suspended the maximum allowed leverage ratios and implemented temporary minimum consolidated EBITDA requirements. The Company was in compliance with all covenants at December 30, 2006.

The Company guarantees debt of outside third parties, which include a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt range from one to ten years and the maximum potential amount of future payments as of December 30, 2006, was $79 million. The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $96 million, of which, approximately $23 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered to be probable. At December 30, 2006, and September 30, 2006, no liabilities for guarantees were recorded.

The Company has fully and unconditionally guaranteed $374 million of senior notes issued by TFM, a wholly-owned subsidiary of the Company. Additionally, the Company has fully and unconditionally guaranteed $195 million related to the Lakeside Term Loan.

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

Condensed Consolidating Statement of Income for the three months ended December 30, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$11	$3,738	$3,011	$(202)	$6,558
Cost of Sales	(31)	3,683	2,771	(202)	6,221
	42	55	240	-	337
Operating Expenses:
Selling, general and administrative	23	39	128	-	190
Other charges	1	1	-	-	2
Operating Income	18	15	112	-	145

Other (Income) Expense:
Interest expense, net	47	8	4	-	59
Other, net	-	(19)	19	-	-
Equity in net earnings of subsidiaries	(76)	(7)	-	83	-
	(29)	(18)	23	83	59

Income before Income Taxes	47	33	89	(83)	86
Income Tax Expense (Benefit)	(10)	9	30	-	29
Net Income	$57	$24	$59	$(83)	$57

Condensed Consolidating Statement of Income for the three months ended December 31, 2005					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$21	$3,599	$3,041	$(207)	$6,454
Cost of Sales	5	3,599	2,713	(207)	6,110
	16	-	328	-	344
Operating Expenses:
Selling, general and administrative	36	47	151	-	234
Other charges	-	-	-	-	-
Operating Income (Loss)	(20)	(47)	177	-	110

Other (Income) Expense:
Interest expense, net	40	10	1	-	51
Other, net	(5)	1	3	-	(1)
Equity in net earnings of subsidiaries	(75)	(10)	-	85	-
	(40)	1	4	85	50

Income (Loss) before Income Taxes	20	(48)	173	(85)	60
Income Tax Expense (Benefit)	(19)	(20)	60	-	21
Net Income (Loss)	$39	$(28)	$113	$(85)	$39

Condensed Consolidating Balance Sheet as of December 30, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$6	$1	$38	$-	$45
Accounts receivable, net	27	633	1,412	(937)	1,135
Inventories	-	577	1,469	-	2,046
Other current assets	80	44	52	(37)	139
Total Current Assets	113	1,255	2,971	(974)	3,365
Net Property, Plant and Equipment	52	1,091	2,711	-	3,854
Goodwill	-	1,526	986	-	2,512
Intangible Assets	-	59	76	-	135
Other Assets	125	104	138	(36)	331
Investment in subsidiaries	7,982	952	-	(8,934)	-
Total Assets	$8,272	$4,987	$6,882	$(9,944)	$10,197
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$42	$125	$17	$-	$184
Trade accounts payable	12	614	438	-	1,064
Other current liabilities	1,114	113	517	(974)	770
Total Current Liabilities	1,168	852	972	(974)	2,018
Long-Term Debt	2,312	257	208	-	2,777
Deferred Income Taxes	-	164	325	(36)	453
Other Liabilities	281	93	64	-	438
Shareholders’ Equity	4,511	3,621	5,313	(8,934)	4,511
Total Liabilities and Shareholders’ Equity	$8,272	$4,987	$6,882	$(9,944)	$10,197

Condensed Consolidating Balance Sheet as of September 30, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$1	$25	$-	$28
Short-term investment	770	-	-	-	770
Accounts receivable, net	3	391	1,562	(773)	1,183
Inventories	-	611	1,446	-	2,057
Other current assets	37	79	84	(51)	149
Total Current Assets	812	1,082	3,117	(824)	4,187
Net Property, Plant and Equipment	93	1,120	2,732	-	3,945
Goodwill	-	1,526	986	-	2,512
Intangible Assets	-	60	76	-	136
Other Assets	177	129	116	(81)	341
Investment in subsidiaries	7,899	944	-	(8,843)	-
Total Assets	$8,981	$4,861	$7,027	$(9,748)	$11,121
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$851	$125	$16	$-	$992
Trade accounts payable	28	475	439	-	942
Other current liabilities	1,084	153	499	(824)	912
Total Current Liabilities	1,963	753	954	(824)	2,846
Long-Term Debt	2,371	257	359	-	2,987
Deferred Income Taxes	-	178	398	(81)	495
Other Liabilities	207	80	66	-	353
Shareholders’ Equity	4,440	3,593	5,250	(8,843)	4,440
Total Liabilities and Shareholders’ Equity	$8,981	$4,861	$7,027	$(9,748)	$11,121

Condensed Consolidating Statement of Cash Flows for the three months ended December 30, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities:
Net income	$57	$24	$59	$(83)	$57
Depreciation and amortization	7	34	87	-	128
Plant closing-related and other charges	(3)	-	-	-	(3)
Equity in net earnings of subsidiaries	(76)	(7)	-	83	-
Deferred taxes and other, net	66	24	(12)	-	78
Net changes in working capital	(142)	135	72	-	65
Cash Provided by (Used for) Operating Activities	(91)	210	206	-	325
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(6)	(5)	(32)	-	(43)
Proceeds from sale of short-term investment	770	-	-	-	770
Proceeds from sale of marketable securities, net	-	-	4	-	4
Other, net	10	25	(26)	-	9
Cash Provided by (Used for) Investing Activities	774	20	(54)	-	740
Cash Flows From Financing Activities:
Net change in debt	(868)	-	(150)	-	(1,018)
Purchase of treasury shares	(24)	-	-	-	(24)
Dividends	(14)	-	-	-	(14)
Stock options exercised and other	19	(9)	(2)	-	8
Net change in intercompany balances	208	(221)	13	-	-
Cash Used for Financing Activities	(679)	(230)	(139)	-	(1,048)
Effect of Exchange Rate Change on Cash	-	-	-	-	-
Increase in Cash and Cash Equivalents	4	-	13	-	17
Cash and Cash Equivalents at Beginning of Year	2	1	25	-	28
Cash and Cash Equivalents at End of Year	$6	$1	$38	$-	$45

Condensed Consolidating Statement of Cash Flows for the three months ended December 31, 2005					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Flows From Operating Activities:
Net income (loss)	$39	$(28)	$113	$(85)	$39
Depreciation and amortization	7	33	85	-	125
Equity in net earnings of subsidiaries	(75)	(10)	-	85	-
Deferred taxes and other, net	(8)	(6)	(35)	-	(49)
Net changes in working capital	(35)	202	(88)	-	79
Cash Provided by (Used for) Operating Activities	(72)	191	75	-	194
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	(62)	(127)	-	(189)
Proceeds from sale of marketable securities, net	-	-	3	-	3
Other, net	30	8	(22)	-	16
Cash Provided by (Used for) Investing Activities	30	(54)	(146)	-	(170)
Cash Flows From Financing Activities:
Net change in debt	(7)	-	-	-	(7)
Purchase of treasury shares	(12)	-	-	-	(12)
Dividends	(14)	-	-	-	(14)
Stock options exercised and other	(1)	2	2	-	3
Net change in intercompany balances	73	(140)	67	-	-
Cash Provided by (Used for) Financing Activities	39	(138)	69	-	(30)
Effect of Exchange Rate Change on Cash	-	-	(4)	-	(4)
Decrease in Cash and Cash Equivalents	(3)	(1)	(6)	-	(10)
Cash and Cash Equivalents at Beginning of Year	6	1	33	-	40
Cash and Cash Equivalents at End of Year	$3	$-	$27	$-	$30

NOTE 8:	CONTINGENCIES

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

Wage and Hour/ Labor Matters:  In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of the Company's processing facilities. On May 9, 2002, a civil complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama, Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. The complaint alleges the Company violated the overtime provisions of the federal Fair Labor Standards Act (FLSA) at the Company's chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor indicated in discovery the case seeks to require the Company to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, an additional amount in unspecified liquidated damages and an injunction against future violations at that facility and all other chicken processing facilities operated by the Company. Although no date has been set, the trial of this matter is likely to occur during fiscal 2007.

Several private lawsuits are pending against the Company alleging that Tyson failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the FLSA. These lawsuits include M.H. Fox, et al. v. Tyson Foods, Inc. (Fox), filed on June 22, 1999 in the U.S. District Court for the Northern District of Alabama, and De Asencio v. Tyson Foods, Inc. (DeAsencio), filed on August 22, 2000 in the U.S. District Court for the Eastern District of Pennsylvania. Each of these matters involves similar allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. Plaintiffs seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked. Plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. In Fox, the District Court denied class certification on November 16, 2006 and ordered the cases of the ten named plaintiffs in the matter to proceed individually in the home jurisdictions of the named plaintiffs. In DeAsencio, plaintiffs appealed a jury verdict and final judgment entered in the Company’s favor on June 22, 2006 in the District Court. The appeal has been fully briefed and the parties are awaiting oral argument and, thereafter, a ruling by the U.S. Court of Appeals for the Third Circuit.

On November 21, 2002, a lawsuit titled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee. Ten current and former hourly employees of Tyson Fresh Meat’s (TFM) case-ready facility in Goodlettsville, Tennessee, filed a complaint claiming the defendants violated the overtime provisions of the FLSA by failing to pay employees for all hours worked. The suit further alleges employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period. Finally, the suit alleges the Company deducts 30 minutes per day from employees' paychecks regardless of whether employees obtain a full 30-minute period for their meal. Plaintiffs seek a declaration the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs. On November 17, 2003, the District Court conditionally certified a collective action based on clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001. Approximately 573 current and former employees have opted into the class. Trial is set to begin on February 28, 2008.

NOTE 9:	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for the pension and other postretirement benefit plans recognized in the Consolidated Condensed Statements of Income were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Service cost	$2	$2	$-	$-
Interest cost	2	2	1	1
Amortization of prior service costs	-	-	(1)	-
Expected return on plan assets	(2)	(2)	-	-
Net periodic benefit cost	$2	$2	$-	$1

NOTE 10:	INCOME TAXES

The effective tax rate for the first quarter of fiscal 2007 was 33.4%, as compared to 34.9% for the first quarter of fiscal 2006. The effective rate for the first quarter of fiscal 2007 was reduced by such items as the Extraterritorial Income Exclusion (ETI) benefit, Domestic Production Deduction (DPD) and general business credits, and was increased by certain nondeductible expense items. On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the AJC Act). This law provides for repeal of the ETI deduction and replacement with a DPD. Phase out of the ETI deduction for fiscal 2007 will allow the Company to take 60% of the prior law deduction for the first quarter of fiscal 2007 and no deduction for the remainder of the year. In addition, the Company’s production income qualifies for the DPD which will be phased in through fiscal 2011 and provides for a deduction of between 3% and 9% of qualifying domestic production income. For fiscal 2007, the deduction will be 3% of qualified income. The first quarter of fiscal 2007 was the first quarter the Company has recognized a benefit relating to the DPD. On December 20, 2006, the President signed into law the Tax Relief and Health Care Act of 2006 which provides for the retroactive extension of certain general business credits that expired on December 31, 2005. The Company recognized $4 million of credits relating to fiscal 2006 in the first quarter of fiscal 2007 since the retroactive extension took place in the current quarter.

NOTE 11:	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 30,	December 31,
	2006	2005

Numerator:
Net income	$57	$39
Less Dividends:
Class A ($0.040/share/quarter)	11	10
Class B ($0.036/share/quarter)	3	4
Undistributed earnings	$43	$25

Class A undistributed earnings	34	18
Class B undistributed earnings	9	7
Total undistributed earnings	$43	$25

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	264	243
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	83	102
Effect of dilutive securities:
Stock options and restricted stock	6	13
Denominator for diluted earnings per
share – adjusted weighted average
shares and assumed conversions	353	358

Class A Basic earnings per share	$0.17	$0.12
Class B Basic earnings per share	$0.15	$0.10
Diluted earnings per share	$0.16	$0.11

Approximately nine million of the Company’s option shares were antidilutive at December 30, 2006, and December 31, 2005. These shares were not included in the dilutive earnings per share calculation.

The Company has two classes of capital stock, Class A Common Stock (Class A stock) and Class B Common Stock (Class B stock). Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of cash dividends paid to holders of Class B stock cannot exceed 90% of the cash dividend paid to holders of Class A stock.

The Company allocates undistributed earnings based upon a 1 to 0.9 ratio per share to Class A stock and Class B stock, respectively. The Company allocates undistributed earnings based on this ratio due to historical dividend patterns, voting control of Class B stockholders and contractual limitations of dividends to Class B stock.

NOTE 12:	COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended
	December 30,	December 31,
	2006	2005

Net income	$57	$39
Other comprehensive income (loss), net of tax:
Currency translation adjustment	6	(2)
Net hedging unrealized gain	20	4
Net hedging unrealized loss reclassified to cost of sales	4	2
Total comprehensive income	$87	$43

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended
	December 30,	December 31,
	2006	2005
Income tax expense:
Net hedging unrealized gain	$13	$2
Net hedging unrealized loss reclassified to cost of sales	2	1
Total income tax expense	$15	$3

NOTE 13:	SEGMENT REPORTING

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

Beef segment is involved primarily in processing live fed cattle and fabricating dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. It also involves deriving value from allied products such as hides and variety meats for sale to further processors and others. The Beef segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. The Beef segment also provides raw materials for the Company’s Prepared Foods segment. Allied products are also marketed to manufacturers of pharmaceuticals and technical products.

Pork segment is involved primarily in processing live market hogs and fabricating pork carcasses into primal and sub-primal cuts and case-ready products. This segment also represents the Company's live swine group and related allied product processing activities. The Pork segment markets its products domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. The Pork segment also provides raw materials for the Company’s Prepared Foods segment. It also sells allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork processors.

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

Other segment includes the Company’s transportation and warehousing operations and other miscellaneous activities.

Information on segments and a reconciliation to income before income taxes are as follows, (in millions):

	Three Months Ended
	December 30,	December 31,
	2006	2005
Sales:
Chicken	$1,964	$2,036
Beef	3,063	2,918
Pork	827	792
Prepared Foods	692	693
Other	12	15
Total Sales	$6,558	$6,454

Operating Income (Loss):
Chicken	$73	$123
Beef	(23)	(64)
Pork	39	11
Prepared Foods	31	24
Other	25	16
Total Operating Income	145	110

Other Expense	59	50

Income before Income Taxes	$86	$60

The Beef segment had sales of $25 million and $18 million in the first quarter of fiscal years 2007 and 2006, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $126 million and $119 million in the first quarter of fiscal years 2007 and 2006, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

NOTE 14:	CAPITAL STRUCTURE

During the first quarter of fiscal 2007, Tyson Limited Partnership converted five million shares of Class B stock to Class A stock on a one for one basis.

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

Earnings for the first quarter of fiscal 2007 were $57 million, or $0.16 per diluted share, compared to $39 million, or $0.11 per diluted share, for the first quarter of fiscal 2006.

Operations for the first quarter of fiscal 2007 were positively impacted by improved operating efficiencies and lower live costs in the Company’s Beef and Pork segments and lower raw material costs in the Prepared Foods segment. Additionally, operating income benefited from lower energy costs and higher sales volumes in all protein segments. The Chicken segment was positively impacted by realized and unrealized net gains of $36 million as compared to realized and unrealized net losses of less than $1 million recorded in the same period last year from the Company’s commodity risk management activities related to its grain purchases. The first quarter of fiscal 2007 also includes savings realized from the Company’s Cost Management Initiative implemented in the fourth quarter of fiscal 2006. Additionally, in the first quarter of fiscal 2007, the Company generated strong cash flow which allowed it to reduce its net debt $268 million to $2.96 billion.

Outlook

The Company expects the second quarter of fiscal 2007 to be somewhat challenging, however it is expected to be profitable. The expected supplies of live cattle and hogs should allow the Company to continue to improve operating efficiencies in its Beef and Pork segments. Additionally, continued savings in all segments are expected in the second quarter under the Company’s Cost Management Initiative. However, Chicken segment operating results are expected to be negatively impacted by the significant increase in corn prices. The Company expects to realize increased average sales prices in fiscal 2007. The Company continues to expect its fiscal 2007 diluted earnings per share to be in the range of $0.50 to $0.80.

First Quarter of Fiscal 2007 vs. First Quarter of Fiscal 2006

Sales increased $104 million compared to the same period last year. A 4.4% increase in sales volume contributed to a $313 million increase in sales partially offset by a 2.7% average sales price decline which resulted in a decrease of $209 million. The increase in sales was primarily due to increased sales in the Company’s Beef and Pork segments, primarily resulting from an increase in sales volume, partially offset by lower average sales prices. This increase was offset by reduced sales in the Chicken segment, due primarily to lower average sales prices. Additionally, first quarter fiscal 2007 sales included realized and unrealized net gains of $1 million, compared to realized and unrealized net gains of $11 million recorded in the same period last year from the Company’s commodity risk management activities related to its fixed forward boxed beef and pork sales.

As a percent of sales, costs of sales increased from 94.7% to 94.9%, primarily due to a decrease in average sales price. In total, cost of sales increased $111 million compared to the same period last year. An increase in sales volume contributed to a $309 million increase in cost of sales, partially offset by a $198 million decrease in costs. The decrease in costs is partially due to a 2.7% decline in average live beef prices and lower energy costs of approximately $38 million in all protein segments, partially offset by increased grain costs of approximately $19 million in the Chicken segment as compared to the same period last year. First quarter fiscal 2007 cost of sales were impacted positively by realized and unrealized net gains of $36 million as compared to realized and unrealized net losses of less than $1 million recorded in the same period last year from the Company’s commodity risk management activities related to its grain purchases.

Selling, general and administrative expenses decreased $44 million or 18.8% as compared to the same period last year. As a percent of sales, selling, general and administrative expenses decreased from 3.6% to 2.9%. The decrease was primarily due to reductions in corporate advertising expenses of approximately $13 million and personnel-related costs of approximately $13 million. Additionally, the Company’s information system service costs decreased approximately $6 million. These decreases were partially offset by a bad debt recovery of $6 million received in the first quarter of fiscal 2006.

Interest expense increased $7 million or 13.0% as compared to the same period last year, primarily resulting from an increase in the overall weighted average borrowing rate from 6.8% to 7.4%, as well as a 5.9% increase in the Company’s average daily indebtedness.

The effective tax rate for the first quarter of fiscal 2007 was 33.4%, compared to 34.9% in the first quarter of fiscal 2006. The effective tax rate for the first quarter of fiscal 2007 was reduced by such items as the Extraterritorial Income Exclusion (ETI) benefit, Domestic Production Deduction (DPD), and general business credits, and was increased by certain nondeductible expense items. The American Jobs Creation Act of 2004 (the AJC Act) provides for repeal of the ETI deduction and replacement with a DPD. Phase out of the ETI deduction for fiscal 2007 allows the Company to take 60% of the prior law deduction for the first quarter of fiscal 2007. The Company qualifies for a DPD equal to 3% of qualifying domestic production income. The first quarter of fiscal 2007 was the first quarter the Company has recognized a benefit relating to the DPD. On December 20, 2006, the President signed into law the Tax Relief and Health Care Act of 2006 which provides for the retroactive extension of certain general business credits that expired on December 31, 2005. The Company recognized $4 million of expired credits relating to fiscal 2006 in the first quarter of fiscal 2007 since the retroactive extension took place in the current quarter.

Segment Results

Information on segments is as follows (in millions):

	Three Months Ended
	Sales December 30, 2006	Sales December 31, 2005	Sales Change	Volume Change	Average Sales Price Change
Chicken	$1,964	$2,036	$(72)	1.5%	(5.0)%
Beef	3,063	2,918	145	8.4%	(3.2)%
Pork	827	792	35	4.7%	(0.3)%
Prepared Foods	692	693	(1)	0.0%	(0.1)%
Other	12	15	(3)	n/a	n/a
Total	$6,558	$6,454	$104	4.4%	(2.7)%

	Three Months Ended
	Operating Income (Loss) December 30, 2006	Operating Income (Loss) December 31, 2005	Operating Income (Loss) Change	Operating Margin December 30, 2006	Operating Margin December 31, 2005
Chicken	$73	$123	$(50)	3.7%	6.0%
Beef	(23)	(64)	41	(0.8)%	(2.2)%
Pork	39	11	28	4.7%	1.4%
Prepared Foods	31	24	7	4.5%	3.5%
Other	25	16	9	n/a	n/a
Total	$145	$110	$35	2.2%	1.7%

Chicken segment volume improvement was more than offset by lower average sales prices, resulting in a sales decline of 3.5% in the first quarter of fiscal 2007, as compared to the same period last year. Chicken segment operating income decreased $50 million in the first quarter of fiscal 2007, as compared to the same period last year. Operating income was negatively impacted by lower average sales prices and increased grain costs, partially offset by lower energy costs. First quarter fiscal 2007 Chicken operating results were impacted positively by realized and unrealized net gains of $36 million as compared to realized and unrealized net losses of less than $1 million recorded in the same period last year from the Company’s commodity risk management activities related to its grain purchases.

Beef segment sales increased 5.0% in the first quarter of fiscal 2007, as compared to the same period last year. The increase was due primarily to an 8.4% volume increase, partially offset by lower average sales prices. Beef segment operating losses decreased $41 million in the first quarter of fiscal 2007, as compared to the same period last year. The decrease in operating losses is primarily due to improved operating efficiencies, lower live prices and energy costs and increased sales volumes. The operating results were negatively impacted by lower average sales prices and operating margin reductions at the Company’s Lakeside operation in Canada. Additionally, first quarter fiscal 2007 Beef operating losses included realized and unrealized net losses of $2 million as compared to realized and unrealized net gains of $7 million recorded in the same period last year from the Company’s commodity risk management activities.

Pork segment sales increased 4.4% in the first quarter of fiscal 2007, as compared to the same period last year. The increase was due primarily to a 4.7% volume increase, slightly offset by lower average sales prices. Pork segment operating income increased $28 million in the first quarter of fiscal 2007, as compared to the same period last year. The increase in operating income is primarily due to improved operating efficiencies, lower live prices and energy costs and increased sales volumes. Additionally, first quarter fiscal 2007 Pork operating results included realized and unrealized net losses of $3 million as compared to realized and unrealized net losses of $7 million recorded in the same period last year from the Company’s commodity risk management activities.

Prepared Foods segment sales decreased slightly in the first quarter of fiscal 2007 as compared to the same period last year and operating income increased $7 million. The increase in operating income was due primarily to decreased raw material costs and product mix improvements.

Other segment operating income increased by $4 million from the transportation and warehousing operations and $5 million from other miscellaneous activities.

FINANCIAL CONDITION

For the three months ended December 30, 2006, net cash totaling $325 million was provided by operating activities, an increase of $131 million from the same period last year. The increase primarily was due to an increase in net income of $141 million, excluding the non-cash effect of deferred income taxes. The Company used cash from operations and the sale of the short-term investment to pay down debt by $1.0 billion, to fund $43 million of property, plant and equipment additions, to pay dividends of

$14 million and to repurchase $24 million of the Company’s Class A common stock in the open market. Capital spending for fiscal 2007 is expected to be less than $400 million. In January 2007, the Company entered into a joint venture in Argentina, which will create the first vertically integrated beef operation in the South American country. The venture is expected to produce both products for the domestic Argentine consumer and give Tyson access to European and other high value beef markets. Sales for the joint venture are expected to be in the range of $30 million to $35 million in 2007. The Company continues to evaluate additional international and domestic growth opportunities.

Working capital was $1.3 billion at December 30, 2006, and September 30, 2006. The current ratio at December 30, 2006, and September 30, 2006, was 1.7 to 1 and 1.5 to 1, respectively. At December 30, 2006, total debt was 39.6% of total capitalization compared to 47.3% at September 30, 2006.

Total debt at December 30, 2006, was $3.0 billion, a decrease of $1.0 billion from September 30, 2006. Outstanding debt at December 30, 2006, consisted of $2.6 billion of debt securities, a $195 million term loan and other indebtedness of $127 million. The Company plans to use excess cash to pay down the $184 million portion of its debt due in fiscal 2007.

The Company has an unsecured revolving credit facility, which expires in September 2010, totaling $1.0 billion that supports the Company’s short-term funding needs and letters of credit. On July 27, 2006, the unsecured revolving credit facility was amended to allow for maximum availability under the revolving credit facility of 50% of inventory, reduced by letters of credit issued and amounts outstanding under its term loan. The reduction of the availability is scheduled to lapse in the third quarter of fiscal 2007 and return to $1.0 billion less outstanding letters of credit. At December 30, 2006, the Company had outstanding letters of credit totaling approximately $299 million issued primarily in support of workers’ compensation insurance programs and derivative activities. There were no draw downs under these letters of credit at December 30, 2006. At December 30, 2006, and September 30, 2006, there were no amounts drawn under the revolving credit facilities. The amount available as of December 30, 2006, was $529 million.

Lakeside Farm Industries, Ltd. (Lakeside), a wholly-owned subsidiary of the Company, has an unsecured three-year term agreement (Lakeside Term Loan) with the principal balance due September 2008. The agreement provides for interest rates ranging from LIBOR plus 0.4 percent to LIBOR plus one percent depending on the Company’s debt rating. Interest payments are made at least quarterly. In the first quarter of fiscal 2007, the Company paid down $150 million of the Lakeside Term Loan.

The Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables consisting of $375 million expiring August 2007 and $375 million expiring in August 2009. At December 30, 2006, and September 30, 2006, there was $51 million and $159 million, respectively, drawn under the receivables purchase agreement.

In the second quarter of fiscal 2006, the Company issued $1.0 billion of new senior unsecured notes, which will mature on April 1, 2016 (2016 Notes). The 2016 Notes carried an initial 6.60% interest rate, with interest payments due semi-annually on April 1 and October 1. In the first quarter of fiscal 2007, the Company used $750 million of the proceeds for the repayment of its outstanding $750 million 7.25% Notes due October 1, 2006.

As previously disclosed in the Company’s 2006 Annual Report on Form 10-K (Form 10-K), on July 24, 2006, Moody’s Investors Services, Inc. (Moody’s) downgraded the Company’s credit rating applicable to its 2016 Notes from “Baa3” to “Ba1.” This downgrade increased the interest rate on the 2016 Notes from 6.60% to 6.85%, effective on the first day of the interest period during which the rating change required an adjustment to the interest rate (i.e., the issuance of the 2016 Notes). This downgrade will increase annual interest expense and related fees by approximately $5 million, including $2.5 million related to the 2016 Notes. Additionally, on July 31, 2006, Standard & Poor’s (S&P) downgraded the Company’s credit rating applicable to the 2016 Notes from “BBB” to “BBB-.” This downgrade did not result in an increase in the interest rate on the 2016 Notes, nor did it result in an increase in interest expense or related fees for other debt.

Also as disclosed in the Form 10-K, on September 18, 2006, TFM, a wholly-owned subsidiary of the Company, guaranteed the 2016 Notes. This guarantee does not extend to the other unsecured senior notes of the Company. Moody’s and S&P did not change the July 2006 credit ratings applicable to the 2016 Notes. However, Moody’s issued a new credit rating of “Ba2,” and

S&P issued a new credit rating of “BB+” related to the other unsecured senior notes not guaranteed by TFM. These new ratings did not impact the interest rate applicable to the 2016 Notes. However, other interest expense and related fees for other debt will increase by less than $3 million per year.

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

The revolving credit facility, senior notes, term loan and accounts receivable securitization contain various covenants, the most restrictive of which contain maximum allowed leverage ratios and a minimum required interest coverage ratio.

On July 27, 2006, the Company entered into a third amendment to its five-year credit revolving facility and the three-year Lakeside Term Loan. These amendments modified the minimum required interest coverage ratio, temporarily suspended the maximum allowed leverage ratios and implemented temporary minimum consolidated EBITDA requirements. The Company was in compliance with all covenants at December 30, 2006.

The Company’s foreseeable cash needs for operations and capital expenditures are expected to be met primarily through cash flows provided by operating activities. Additionally, at December 30, 2006, the Company had unused borrowing capacity of $1.2 billion, consisting of $529 million available under its $1.0 billion unsecured revolving credit agreement and $699 million under its accounts receivable securitization.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore the Company expects to adopt FIN 48 at the beginning of fiscal 2008. The Company is in process of evaluating the potential impact of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, the Company expects to adopt SFAS No. 157 at the beginning of fiscal 2009. The Company is in process of evaluating the potential impact of SFAS No. 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in funded status in the year in which the changes occur through other comprehensive income. This standard also requires companies to measure the funded status of a plan as of the date of its annual consolidated balance sheet, with limited exceptions. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006; therefore, the Company expects to adopt SFAS No. 158 at the end of fiscal 2007. Based on the information available at December 30, 2006, the Company expects an increase in assets of $6 million, a decrease in liabilities of $9 million, an increase in deferred income taxes payable of $6 million and an increase of $9 million to accumulated other comprehensive income when it adopts SFAS No. 158.

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

Pension and other postretirement benefits The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare benefits. The Company records annual amounts related to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates, mortality rates, retirement rates and healthcare cost trends. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on the current rates and trends when it is deemed appropriate to do so. The Company generally recognizes the effect of these modifications immediately into earnings rather than amortizing the effect over future periods. See Note 12, “Pension and other postretirement benefits” of the Notes to Consolidated Financial Statements included in the Company’s September 30, 2006, Annual Report filed on Form 10-K for a sensitivity discussion of the assumed healthcare cost trend rates.

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

Impairment of goodwill and other intangible assets In assessing the recoverability of the Company’s goodwill and other intangible assets, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flow, assumed royalty rates and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors to the assessment of recoverability. The Company has elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and other intangible assets. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. Other intangible asset valuations have been calculated for trademarks using a royalty rate method based on the present value of future cash flows and for patents and in-process technology using the cash flow method based on the present value of future cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. The Company could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if the Company experiences disruptions to the business such as end market conditions, unexpected significant declines in operating results, divestiture of a significant component of the Company and market capitalization declines. These types of events and the resulting analysis could result in goodwill impairment charges in the future.

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

Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of future economic circumstances, industry conditions in domestic and international markets, Company performance and financial results, including, without limitation, debt-levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy. These forward-looking statements are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in such forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Tyson undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (ii) the Company’s ability to realize anticipated savings from its Cost Management Initiative; (iii) market conditions for finished products, including competition from other global and domestic food processors, the supply and pricing of competing products and alternative proteins and the demand for alternative proteins; (iv) risks associated with effectively evaluating derivatives and hedging activities; (v) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vi) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an effect on livestock owned by the Company, the availability of livestock for purchase by the Company, consumer perception of certain protein products or the Company’s ability to access certain domestic and foreign markets; (vii) successful rationalization of existing facilities, and the operating efficiencies of the facilities; (viii) changes in the availability and relative costs of labor and contract growers and the ability of the Company to maintain good relationships with employees, labor unions, contract growers and independent producers providing livestock to the Company; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and the Company’s ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers or the loss of one or more large customers; (xii) adverse results from litigation; (xiii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws and occupational, health and safety laws; (xv) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (xvi) effectiveness of advertising and marketing programs; (xvii) the effect of, or changes in, general economic conditions; and (xviii) those factors listed under Item 1A. “Risk Factors” included in the Company’s September 30, 2006, Annual Report filed on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISKS

Market risks relating to the Company’s operations result primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address certain of these risks, the Company enters into various derivative transactions as described below. If a derivative instrument is a hedge, as defined by SFAS No. 133, as amended, depending on the nature of the hedge, changes in the fair value of the instrument will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value, as defined by SFAS No. 133, as amended, is recognized immediately in earnings as a component of cost of sales. Additionally, the Company holds certain positions, primarily in grain and livestock futures that do not meet the criteria for hedge accounting. These positions are marked to market, and the unrealized gains and losses are reported in earnings at each reporting date. The changes in market value of derivatives used in the Company’s risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales. The changes in market value of derivatives used in the Company’s risk management activities surrounding forward sales contracts are recorded in sales.

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

Commodities Risk: The Company is a purchaser of certain commodities, such as grains, livestock and natural gas in the course of normal operations. As part of the Company’s commodity risk management activities, the Company uses derivative financial instruments, primarily futures and swaps to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying the Company’s derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in the Company’s results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 30, 2006, and September 30, 2006, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The underlying commodities hedged have a correlation to price changes of the derivative positions such that the values of the commodities hedged based on differences between commitment prices and market prices and the value of the derivative positions used to hedge these commodity obligations are inversely correlated. The following sensitivity analysis reflects the impact on earnings for changes in the fair value of open positions.

Effect of 10% change in fair value		in millions
	December 30,	September 30,
	2006	2006
Livestock:
Cattle	$23	$43
Hogs	23	37

Grain	70	11
Natural Gas	-	1

Interest Rate Risk: At December 30, 2006, the Company had fixed-rate debt of $2.7 billion with a weighted average interest rate of 7.5%. The Company has exposure to changes in interest rates on this fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of the Company’s fixed-rate debt by approximately $68 million at December 30, 2006, and $87 million at September 30, 2006. The fair values of the Company’s debt were estimated based on quoted market prices and/or published interest rates.

At December 30, 2006, the Company had variable rate debt of $287 million with a weighted average interest rate of 6.0%. The Company hedges exposure to changes in interest rates on certain financial instruments. Under the terms of various leveraged equipment loans, the Company enters into interest rate swap agreements to effectively lock in a fixed interest rate for these borrowings. The maturity dates of these leveraged equipment loans range from fiscal years 2007 to 2009 with interest rates ranging from 4.7% to 5.4%. Because of the positions taken with respect to these swap agreements, an increase in interest rates would have a minimal effect on interest expense.

Foreign Currency Risk: The Company has non-cash foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates as a result of certain receivables and payable balances. The primary currency exchanges the Company has exposure to are the Canadian dollar, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. The Company periodically enters into foreign exchange forward contracts to hedge some of its foreign currency exposure. A hypothetical 10% change in foreign exchange rates amounts to approximately $10 million at December 30, 2006, and $4 million at September 30, 2006.

Concentration of Credit Risk: Refer to the Company’s market risk disclosures set forth in the 2006 Annual Report filed on Form 10-K, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2006 Annual Report.

Item 4.  Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 30, 2006, the

Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

In the first quarter ended December 30, 2006, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to the discussion of certain legal proceedings pending against the Company under Part I., Item 1, Notes to Consolidated Condensed Financial Statements, Note 8: Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

On October 23, 2001, a putative class action lawsuit, R. Lynn Thompson and Deborah S. Thompson, et al. vs. Tyson Foods, Inc., was filed in the District Court for Mayes County, Oklahoma, on behalf of all owners of Grand Lake O' the Cherokee's littoral (lakefront) property. The suit alleged the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake. Plaintiffs sought injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorney’s fees and costs. Simmons Foods, Inc. and Peterson Farms, Inc. were joined as defendants. On October 4, 2005, the Court of Civil Appeals of the State of Oklahoma reversed the decision of the District Court, holding the claims of plaintiffs were not suitable for disposition as a class action. This decision ultimately was upheld by the Oklahoma Supreme Court and remanded to the District Court with instructions the matter proceed only on behalf of the three named plaintiffs. On May 24, 2006, three of the plaintiffs filed a Third Amended Petition, which drops plaintiffs’ class allegations, but seeks injunctive relief, restitution and compensatory and punitive damages in an unspecified amount in excess of $10,000. The Company and the other Defendants have filed answers.

In January 1997, the Illinois Attorney General filed People vs. IBP, inc. in the Circuit Court for the 14th Judicial Circuit, Rock Island, Illinois, Chancery Division alleging IBP’s (now TFM) operations at its Joslin, Illinois, facility are violating the “odor nuisance” laws of Illinois. On January 10, 2007, a Consent Judgment was entered in this case. The Consent Judgment requires TFM to fund six environmentally beneficial projects with a combined cost to the Company of $995,000. The Company also will install new odor-reducing technology at the Joslin facility with a cost of $626,382 and pay a $30,000 civil penalty.

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

In July 2002, certain cattle producers filed Herman Schumacher, et al. vs. Tyson Fresh Meats, Inc., et al. in the U.S. District Court for the District of South Dakota, seeking certification of a class of cattle producers and naming as defendants TFM and three other beef packers. Plaintiffs claimed that in 2001, during the first six weeks the USDA began its mandatory price reporting program, defendants knowingly used the inaccurate boxed beef cutout prices (cutout prices are determined by the USDA through a formula that averages the prices of the various box beef cuts reported by all packers) calculated and published by the USDA to negotiate the purchase of fed cattle from plaintiffs at prices substantially lower than would have been economically justified had plaintiffs known the accurate higher cutout prices. Plaintiffs contend defendants’ conduct constituted an unfair or deceptive practice or was engaged in for the purpose or with the effect of manipulating or controlling prices in violation of the Packers and Stockyards Act (PSA), 7 U.S.C. §192. The USDA stated that during the period in question the beef packers correctly reported beef sales information to the USDA and TFM believes it acted appropriately in its dealings with cattle producers. Trial in this matter commenced on March 31, 2006, and a jury verdict was returned against TFM and two of the other three defendants. The jury verdict against TFM was for $4,000,000, but this amount was based on all sales and not just those of the class. TFM, together with the other defendants, filed a motion in the District Court seeking judgment as a matter of law.  That motion was denied.  The parties are now waiting for the District Court to enter a final judgment, which the Company anticipates will be appealed.

On January 12, 2006, the Delaware Chancery Court consolidated two previously filed lawsuits, Amalgamated Bank v. Tyson and Meyer v. Tyson, and captioned the consolidated action In re Tyson Foods, Inc. Consolidated Shareholder's Litigation. The Consolidated Complaint names as defendants the Tyson Limited Partnership and certain present and former directors of the Company. The Company also is named as a nominal defendant, with no relief sought against it. The lawsuit contains five derivative claims alleging the defendants breached their fiduciary duties by: (Count I) approving consulting contracts for Don Tyson and Robert Peterson in 2001 and for Don Tyson in 2004; (Count II) approving and inadequately disclosing certain "other compensation" paid to Tyson executives from 2001 to 2003; (Count III) approving certain option grants to certain officers and directors with alleged knowledge the Company was about to make announcements that would cause the stock price to increase; (Count IV) approving and not adequately disclosing various related-party transactions from 2001 to 2004 that plaintiffs allege were unfair to the Company; and (Count V) making inadequate disclosures that resulted in an SEC consent decree. The Consolidated Complaint asserts three additional derivative claims for: (Count VI) breach of the 1997 settlement agreement in Herbets v. Tyson, et al., No. 14231 (Del. Ch.); Count (VII) civil contempt of the court's order and final judgment in Herbets v. Tyson; and (Count IX) unjust enrichment regarding the benefits obtained by the defendants through the various transactions challenged in the Consolidated Complaint. The Consolidated Complaint also makes a putative class action claim that the Company's 2004 proxy statement contained misrepresentations regarding certain executive compensation (Count VIII). On March 2, 2006, Defendants filed a Motion to Dismiss the Consolidated Complaint. Plaintiffs’ filed a response on May 8, 2006, and Defendants filed a reply brief on June 9, 2006. On February 6, 2007, the court entered an order granting in part the Defendants' motion, (1) dismissing Counts I, VII and VIII in their entirety, (2) dismissing Count III against directors who were not members of the Company's compensation committee, (3) dismissing Count IV with respect to plaintiffs' claims concerning related party transactions that were disclosed prior to February 16, 2002 and related party transactions that were reviewed by an independent committee; and (4) dismissing Count V except for plaintiffs' inadequate disclosure claims relating to Don Tyson's compensation addressed by an SEC consent decree.  The court declined to dismiss plaintiffs' remaining claims.

In addition to Fox and DeAsencio (described in Note 8: Contingencies), additional private lawsuits were filed against the Company in the first quarter of fiscal 2007 which allege that Tyson failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the FLSA. These lawsuits are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 21, 2006); and Buchanan, et al. v. Tyson Chicken, Inc., et al., Potter, et al. v. Tyson Chicken, Inc., et al. and Butram, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 22, 2006). Similar to Fox and DeAsencio, each of these matters involves allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. Plaintiffs seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked. Plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees.

Three separate wage and hour actions were also filed, involving TFM's plants located in Lexington, Nebraska (Dimas Lopez, et al. v. Tyson Foods, Inc., District of Nebraska, June 30, 2006), Garden City, Kansas (Adelina Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., District of Kansas, May 15, 2006), and Denison and Storm Lake, Iowa (Sharp, et al. v. Tyson Foods, Inc., (W.D. Iowa, February 6, 2007).  The actions allege TFM failed to pay employees for all hours worked, including overtime compensation in violation of the FLSA and state laws, specifically for the time it takes to change into protective work uniforms, safety equipment and other, sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas. Plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs.

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

Other Matters: The Company has approximately 107,000 employees and at any time has various employment practices matters. In the aggregate, these matters are significant to the Company, and the Company devotes significant resources to managing employment issues. Additionally, the Company is subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of its business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

Item 1A. Risk Factors

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended September 30, 2006, should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations. These risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding purchases by the Company of its Class A stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
Oct. 1 to
Oct. 28, 2006	1,168,156	$15.02	-	22,474,439
Oct. 29 to
Dec. 2, 2006	158,152	14.92	-	22,474,439
Dec. 3 to
Dec. 30, 2006	239,920	16.39	-	22,474,439
Total	(2) 1,566,228	$15.22	-	22,474,439

(1)

On February 7, 2003, the Company announced that the board of directors of the Company had approved a plan to repurchase up to 25,000,000 shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

The Company purchased 1,566,228 shares during the period that were not made pursuant to the Company’s previously announced stock repurchase plan, but were purchased to fund certain Company obligations under its equity compensation plans. These purchases were made in open market transactions.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description	Page
12.1	Calculation of Ratio of Earnings to Fixed Charges	39

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	40

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	41

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	42

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 8, 2007	/s/ Wade Miquelon
Wade Miquelon
Executive Vice President,
Chief Financial Officer

Date: February 8, 2007	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer