Form 10-Q
period 2007-03-31
TYSON FOODS INC
filed 2007-05-09
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2007.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	285,832,683
Class B Common Stock, $0.10 Par Value (Class B stock)	70,223,488

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Sales	$6,501	$6,251	$13,059	$12,705
Cost of Sales	6,138	6,098	12,359	12,208
	363	153	700	497

Selling, General and Administrative	205	236	395	470
Other Charges	-	59	2	59

Operating Income (Loss)	158	(142)	303	(32)
Other (Income) Expense:
Interest income	(2)	(3)	(4)	(6)
Interest expense	58	61	119	115
Other, net	(5)	-	(5)	(1)
	51	58	110	108

Income (Loss) before Income Taxes	107	(200)	193	(140)
Income Tax Expense (Benefit)	39	(73)	68	(52)
Net Income (Loss)	$68	$(127)	$125	$(88)

Weighted Average Shares Outstanding:
Class A Basic	271	247	268	245
Class B Basic	77	99	80	100
Diluted	354	346	354	345

Earnings (Loss) Per Share:
Class A Basic	$0.20	$(0.38)	$0.37	$(0.26)
Class B Basic	$0.18	$(0.34)	$0.33	$(0.24)
Diluted	$0.19	$(0.37)	$0.35	$(0.26)

Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.080	$0.080
Class B	$0.036	$0.036	$0.072	$0.072

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)

	(Unaudited) March 31, 2007	September 30, 2006
Assets
Current Assets:
Cash and cash equivalents	$34	$28
Short-term investment	-	770
Accounts receivable, net	1,176	1,183
Inventories	2,140	2,057
Other current assets	88	149
Total Current Assets	3,438	4,187
Net Property, Plant and Equipment	3,786	3,945
Goodwill	2,511	2,512
Intangible Assets	128	136
Other Assets	331	341
Total Assets	$10,194	$11,121

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$187	$992
Trade accounts payable	960	942
Other current liabilities	845	912
Total Current Liabilities	1,992	2,846
Long-Term Debt	2,755	2,987
Deferred Income Taxes	435	495
Other Liabilities	435	353
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 299 million shares at March 31, 2007,
and 284 million shares at September 30, 2006	30	28
Class B-authorized 900 million shares:
issued 70 million shares at March 31, 2007,
and 86 million shares at September 30, 2006	7	9
Capital in excess of par value	1,831	1,835
Retained earnings	2,878	2,781
Accumulated other comprehensive income	43	17
	4,789	4,670
Less treasury stock, at cost-
13 million shares at March 31, 2007,
and 15 million shares at September 30, 2006	212	230
Total Shareholders’ Equity	4,577	4,440
Total Liabilities and Shareholders’ Equity	$10,194	$11,121

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$68	$(127)	$125	$(88)
Depreciation and amortization	128	128	256	253
Plant closing-related and other charges, net	(4)	52	(7)	52
Deferred income taxes and other, net	(19)	(72)	59	(121)
Net changes in working capital	(155)	(3)	(90)	76

Cash Provided by (Used for) Operating Activities	18	(22)	343	172

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(51)	(168)	(94)	(357)
Proceeds from sale of assets	6	2	8	13
Purchases of marketable securities	(63)	(89)	(79)	(118)
Proceeds from sale of marketable securities	59	47	79	79
Proceeds from sale (Purchase) of short-term investment	-	(750)	770	(750)
Other, net	(1)	5	6	10

Cash Provided by (Used for) Investing Activities	(50)	(953)	690	(1,123)

Cash Flows From Financing Activities:
Net change in debt	(25)	6	(1,043)	(1)
Proceeds from Notes offering	-	992	-	992
Purchases of treasury shares	(14)	(8)	(38)	(20)
Dividends	(14)	(13)	(28)	(27)
Stock options exercised	20	3	33	15
Other, net	51	14	46	5

Cash Provided by (Used for) Financing Activities	18	994	(1,030)	964

Effect of Exchange Rate Change on Cash	3	(10)	3	(14)

Increase (Decrease) in Cash and Cash Equivalents	(11)	9	6	(1)

Cash and Cash Equivalents at Beginning of Period	45	30	28	40

Cash and Cash Equivalents at End of Period	$34	$39	$34	$39

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

Management believes the accompanying consolidated condensed financial statements contain all adjustments, including normal recurring accruals and adjustments related to plant closings and employee termination benefits as disclosed in Note 2, necessary to present fairly its financial position as of March 31, 2007, and the results of operations and cash flows for the three and six months ended March 31, 2007, and April 1, 2006. Results of operations and cash flows for the three and six months ended March 31, 2007, and April 1, 2006, are not necessarily indicative of results to be expected for the full year.

RECLASSIFICATIONS

In fiscal 2007, the Company reclassified $12 million and $1 million in negative book cash balances for the three and six months ended April 1, 2006, from Net changes in working capital reported as Operating Activities to Other, net reported as Financing Activities in the Consolidated Condensed Statements of Cash Flows to conform with the current period presentation.

INVESTMENTS

The Company has investments in marketable debt securities of $113 million and $115 million as of March 31, 2007, and September 30, 2006, respectively, classified in Other Assets in the Consolidated Condensed Balance Sheets, with maturities up to 32 years. The Company has determined its marketable debt securities are available-for-sale investments. These investments are reported at fair value based on quoted market prices as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on sale of debt securities and declines in value judged to be other than temporary are recorded on a net basis in other income. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

In the second quarter of fiscal 2006, the Company issued $1.0 billion of new 6.60% senior unsecured notes, which will mature on April 1, 2016. The Company’s short-term investment at September 30, 2006, included $750 million of proceeds from the new issuance and earnings of $20 million on the investment. These funds were on deposit in an interest bearing account with a trustee. In the first quarter of fiscal 2007, the Company used the proceeds for repayment of its outstanding $750 million 7.25% Notes, which were due October 1, 2006, and remaining proceeds were used for general corporate purposes.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 157 and SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, the Company expects to adopt SFAS No. 157 and SFAS No. 159 at the beginning of fiscal 2009. The Company is in process of evaluating the potential impacts of SFAS No. 157 and SFAS No. 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in funded status in the year in which the changes occur through other comprehensive income. This standard also requires companies to measure the funded status of a plan as of the date of its annual consolidated balance sheet, with limited exceptions. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006; therefore, the Company expects to adopt SFAS No. 158 at the end of fiscal 2007. Based upon information available as of March 31, 2007, the Company expects an increase in assets of $6 million, a decrease in liabilities of $9 million, an increase in deferred income taxes payable of $6 million and an increase of $9 million to accumulated other comprehensive income when SFAS No. 158 is adopted.

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

NOTE 2: OTHER CHARGES

In July 2006, the Company announced its decision to implement a $200 million Cost Management Initiative as part of a strategy to return to profitability. The cost reductions include staffing costs, consulting and professional fees, sales and marketing costs and other expenses. In the fourth quarter of fiscal 2006, the Company recorded charges of approximately $9 million for employee termination benefits resulting from the termination of approximately 400 employees. Of these charges, $4 million, $3 million, $1 million and $1 million were included, respectively, in the Chicken, Beef, Pork and Prepared Foods segments’ Operating Income and included in the Consolidated Condensed Statements of Operations in Other Charges in the period ending September 30, 2006. In the first quarter of fiscal 2007, the Company recorded an additional $1 million for employee termination benefits. Of these charges, $0.5 million was included in each of the Chicken and Beef segments’ Operating Income and included in the Consolidated Condensed Statements of Operations in Other Charges. As of March 31, 2007, approximately $8 million of employee termination benefits had been paid. Employee termination benefits are expected to be paid through September 2007. No material adjustments to the accrual are anticipated at this time.

In February 2006, the Company announced its decision to close its Norfolk, Nebraska, beef processing plant and its West Point, Nebraska, beef slaughter plant. These facilities closed in February 2006. Production from these facilities was shifted primarily to the Company’s beef complex in Dakota City, Nebraska. Combined, these two facilities employed approximately 1,665 employees. In the second quarter of fiscal 2006, the Company recorded charges of $36 million for estimated impairment charges and $9 million of other closing costs. Additionally, in the third and fourth quarters of fiscal 2006, the Company recorded additional charges of $2 million related to estimated impairment charges. Other closing costs include $5 million for employee termination benefits and $4 million in other plant closing related liabilities. These amounts were reflected in the Beef segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Other Charges. The Company has fully paid its estimated employee termination benefits and other plant closing related liabilities. No material adjustments to the total accrual are anticipated.

In January 2006, the Company announced its decision to close two of its processed meats facilities in northeast Iowa. The Independence and Oelwein plants, which produced chopped ham and sliced luncheon meats, closed in March 2006. Combined, these two facilities employed approximately 400 employees. Equipment from these facilities was removed and either sold or used at other Tyson locations, while the plants and related property are currently offered for sale. In the second quarter of fiscal 2006, the Company recorded charges of $12 million for estimated impairment charges and $2 million for employee termination benefits. In the third quarter of fiscal 2006, the Company reversed approximately $1 million related to employee termination benefits. These amounts were reflected in the Prepared Foods segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Other Charges. The Company has fully paid its estimated employee termination benefits. No material adjustments to the total accrual are anticipated.

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

The Company had derivative related balances of $14 million and $11 million recorded in other current assets at March 31, 2007, and September 30, 2006, respectively, and $32 million and $23 million in other current liabilities at March 31, 2007, and September 30, 2006, respectively.

Cash flow hedges: The Company uses derivatives to moderate the financial and commodity market risks of its business operations. Derivative products, such as futures and option contracts, are designated to be a hedge against changes in the amount of future cash flows related to commodities procurement. The Company also enters into interest rate swap agreements to adjust the proportion of total long-term debt and leveraged equipment loans subject to variable interest rates. Under these interest rate swaps, the Company agrees to pay a fixed rate of interest on a notional principal amount and to receive in return an amount equal to a specified variable rate of interest for the same notional principal amount. These interest rate swaps are designated to be a hedge against changes in the amount of future cash flows associated with the Company’s variable rate interest payments. The fair value of the interest rate swap agreements was not significant at March 31, 2007.

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income (Loss) in Shareholders’ Equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges, when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. Ineffectiveness related to the Company’s cash flow hedges was not significant during the three and six months ended March 31, 2007, and April 1, 2006.

Derivative products related to grain procurement, such as futures and option contracts that meet the criteria for hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement. The Company does not purchase derivative products related to grain procurement in excess of its physical grain consumption requirements. The Company’s grain procurement hedging activities are for the grain commodity purchase price only and do not hedge other components of grain cost such as basis differential and freight costs. The after tax gains, recorded in accumulated other comprehensive income at March 31, 2007, related to cash flow hedges, were $16 million. These gains will be recognized within the next 12 months. Of these gains, the portion resulting from the Company’s open hedge positions was an after tax loss of $7 million as of March 31, 2007. The Company generally does not hedge cash flows related to commodities beyond 12 months.

Fair value hedges: The Company designates certain futures contracts as fair value hedges of firm commitments to purchase market hogs for slaughter and natural gas for the operation of its plants. From time to time, the Company also enters into foreign currency forward contracts to hedge changes in fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies; however, the fair value of the foreign exchange contracts was not significant as of March 31, 2007. The changes in the fair value of a derivative highly effective and that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness related to the Company’s fair value hedges was not significant during the three and six months ended March 31, 2007, and April 1, 2006.

During fiscal 2006, the Company discontinued the use of hedge accounting for certain financial instruments in place to hedge forward cattle purchases. Hedge accounting was discontinued to provide a natural offset to the gains and losses resulting from the Company’s derivatives tied to its forward fixed price sales of boxed beef, as this activity does not qualify for hedge accounting.

Undesignated positions: The Company holds positions as part of its risk management activities, primarily certain grains, livestock and natural gas futures, for which it does not apply hedge accounting, but instead marks these positions to fair value through earnings at each reporting date. Changes in market value of derivatives used in the Company’s risk management activities surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. Changes in market value of derivatives used in the Company’s risk management activities surrounding forward sales contracts are recorded in sales. The Company generally does not enter into undesignated positions beyond 18 months. The Company recognized pretax net gains in cost of sales of approximately $26 million and $1 million for the three months ended March 31, 2007, and April 1, 2006, respectively, and $67 million and $3 million for the six months ended March 31, 2007, and April 1, 2006, respectively, related to grain positions for which it did not apply hedge accounting.

The Company enters into certain forward sales of boxed beef and boxed pork and forward purchases of cattle at fixed prices. The fixed price sales contracts lock in the proceeds from a sale in the future and the fixed cattle purchases lock in the cost. However, the cost of the livestock and the related boxed beef and pork market prices at the time of the sale or purchase could vary from this fixed price. In order to mitigate a portion of this risk, as fixed forward sales and forward purchases of cattle are entered into, the Company also enters into the appropriate number of livestock futures positions. Changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date, even though the economic impact of the Company’s fixed prices being above or below the market price is only realized at the time of sale or purchase. In connection with these livestock futures, the Company recorded realized and unrealized net losses of $16 million and $21 million for the three and six months ended March 31, 2007, which included an unrealized pretax loss on open mark-to-market futures positions of approximately $10 million as of March 31, 2007. Realized and unrealized net losses recorded for both the three and six months ended April 1, 2006, related to livestock futures positions were $20 million.

NOTE 4:  INVENTORIES

Processed products, livestock (excluding breeders) and supplies and other are valued at the lower of cost or market. Livestock includes live cattle, chicken and swine. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories. Live chicken consists of broilers and breeders. Breeders are stated at cost less amortization. The costs associated with breeders, including breeder chicks, feed and medicine, are accumulated up to the production stage and amortized to broiler inventory over the productive life of the flock using a standard unit of production. Total inventory consists of the following (in millions):

	March 31,	September 30,
	2007	2006
Processed products	$1,201	$1,192
Livestock	618	571
Supplies and other	321	294
Total inventory	$2,140	$2,057

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	March 31,	September 30,
	2007	2006
Land	$109	$114
Buildings and leasehold improvements	2,449	2,453
Machinery and equipment	4,322	4,270
Land improvements and other	203	202
Buildings and equipment under construction	238	279
	7,321	7,318
Less accumulated depreciation	3,535	3,373
Net property, plant and equipment	$3,786	$3,945

NOTE 6:  OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	March 31,	September 30,
	2007	2006
Accrued salaries, wages and benefits	$238	$280
Self-insurance reserves	259	265
Other	348	367
Total other current liabilities	$845	$912

NOTE 7:  LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

		March 31,	September 30,
	Maturity	2007	2006

Revolving Credit Facility	2010	$-	$-
Senior notes
(rates ranging from 6.85% to 8.25%)	2007–2028	2,607	3,388
Lakeside Term Loan (6.32% effective rate at 3/31/07 and 6.36%
effective rate at 9/30/06)	2008	195	345
Accounts Receivable Securitization (5.98% effective rate)	2007, 2009	66	159
Leveraged equipment loans
(rates ranging from 4.67% to 5.18%)	2007–2008	21	38
Other	Various	53	49
Total debt		2,942	3,979
Less current debt		187	992
Total long-term debt		$2,755	$2,987

The Company has an unsecured revolving credit facility, which expires in September 2010, totaling $1.0 billion that supports the Company’s short-term funding needs and letters of credit. On July 27, 2006, the unsecured revolving credit facility was amended to allow for maximum availability under the revolving credit facility of 50% of inventory, reduced by letters of credit issued and amounts outstanding under its term loan. The reduction of the availability is scheduled to lapse in the third quarter of fiscal 2007 and return to $1.0 billion less outstanding letters of credit. At March 31, 2007, the Company had outstanding letters of credit totaling approximately $277 million issued primarily in support of workers’ compensation insurance programs and derivative activities. There were no draw downs under these letters of credit at March 31, 2007. At March 31, 2007, and September 30, 2006, there were no amounts drawn under the revolving credit facilities. The amount available as of March 31, 2007, was $599 million.

Lakeside Farm Industries, Ltd. (Lakeside), a wholly-owned subsidiary of the Company, has an unsecured three-year term agreement (Lakeside Term Loan) with the principal balance due September 2008. The agreement provides for interest rates ranging from LIBOR plus 0.4 percent to LIBOR plus one percent depending on the Company’s debt rating. Interest payments are made at least quarterly.

The Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables consisting of $375 million expiring in August 2007 and $375 million expiring in August 2009. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of the Company’s accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company. TRC has its own creditors entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC’s equity holder. At March 31, 2007, there was $33 million outstanding under the receivables purchase agreement expiring in August 2007 and $33 million under the agreement expiring in August 2009.

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

Also as disclosed in the Form 10-K, on September 18, 2006, Tyson Fresh Meats, Inc. (TFM), a wholly-owned subsidiary of the Company, guaranteed the 2016 Notes. This guarantee does not extend to the other unsecured senior notes of the Company. Moody’s and S&P did not change the July 2006 credit ratings applicable to the 2016 Notes. However, Moody’s issued a new credit rating of “Ba2,” and S&P issued a new credit rating of “BB+” related to the other unsecured senior notes not guaranteed by TFM. These new ratings did not impact the interest rate applicable to the 2016 Notes. However, other interest expense and related fees for other debt will increase by less than $3 million per year.

The revolving credit facility, senior notes, term loan and accounts receivable securitization contain various covenants, the most restrictive of which contain maximum allowed leverage ratios and a minimum required interest coverage ratio.

On July 27, 2006, the Company entered into a third amendment to its five-year credit revolving facility and the three-year Lakeside Term Loan. These amendments modified the minimum required interest coverage ratio, temporarily suspended the maximum allowed leverage ratios and implemented temporary minimum consolidated EBITDA requirements. The Company was in compliance with all covenants at March 31, 2007.

The Company guarantees debt of outside third parties, which include a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt range from one to 10 years and the maximum potential amount of future payments as of March 31, 2007, was $75 million. The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $71 million, of which, approximately $23 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered to be probable. At March 31, 2007, and September 30, 2006, no liabilities for guarantees were recorded.

The Company has fully and unconditionally guaranteed $375 million of senior notes issued by TFM. Additionally, the Company has fully and unconditionally guaranteed $195 million related to the Lakeside Term Loan.

As stated above, TFM has fully and unconditionally guaranteed the Company’s 2016 Notes. The following condensed consolidating financial information is provided for the Company, as issuer, and for TFM, as guarantor, as an alternative to providing separate financial statements for the guarantor.

The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); Tyson Fresh Meats, Inc. (TFM Parent); the Non-Guarantor Subsidiaries on a combined basis; the elimination entries necessary to consolidate the TFI Parent, TFM Parent and the Non-Guarantor Subsidiaries; and Tyson Foods, Inc. on a consolidated basis.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$12	$3,622	$3,044	$(177)	$6,501
Cost of Sales	(33)	3,535	2,813	(177)	6,138
	45	87	231	-	363
Operating Expenses:
Selling, general and administrative	31	50	124	-	205
Other charges	-	-	-	-	-
Operating Income	14	37	107	-	158

Other (Income) Expense:
Interest expense, net	46	8	2	-	56
Other, net	(1)	(1)	(3)	-	(5)
Equity in net earnings of subsidiaries	(88)	(10)	-	98	-
	(43)	(3)	(1)	98	51

Income before Income Taxes	57	40	108	(98)	107
Income Tax Expense (Benefit)	(11)	11	39	-	39
Net Income	$68	$29	$69	$(98)	$68

Condensed Consolidating Statement of Operations for the three months ended April 1, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$(20)	$3,408	$3,020	$(157)	$6,251
Cost of Sales	(3)	3,482	2,776	(157)	6,098
	(17)	(74)	244	-	153
Operating Expenses:
Selling, general and administrative	34	49	153	-	236
Other charges	-	45	14	-	59
Operating Income (Loss)	(51)	(168)	77	-	(142)

Other (Income) Expense:
Interest expense, net	46	9	3	-	58
Other, net	(1)	-	1	-	-
Equity in net earnings of subsidiaries	68	4	-	(72)	-
	113	13	4	(72)	58

Income (Loss) before Income Taxes	(164)	(181)	73	72	(200)
Income Tax Expense (Benefit)	(37)	(67)	31	-	(73)
Net Income (Loss)	$(127)	$(114)	$42	$72	$(127)

Condensed Consolidating Statement of Operations for the six months ended March 31, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$23	$7,360	$6,055	$(379)	$13,059
Cost of Sales	(64)	7,218	5,584	(379)	12,359
	87	142	471	-	700
Operating Expenses:
Selling, general and administrative	54	89	252	-	395
Other charges	1	1	-	-	2
Operating Income	32	52	219	-	303

Other (Income) Expense:
Interest expense, net	93	16	6	-	115
Other, net	(1)	(20)	16	-	(5)
Equity in net earnings of subsidiaries	(164)	(17)	-	181	-
	(72)	(21)	22	181	110

Income before Income Taxes	104	73	197	(181)	193
Income Tax Expense (Benefit)	(21)	20	69	-	68
Net Income	$125	$53	$128	$(181)	$125

Condensed Consolidating Statement of Operations for the six months ended April 1, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$1	$7,007	$6,061	$(364)	$12,705
Cost of Sales	2	7,081	5,489	(364)	12,208
	(1)	(74)	572	-	497
Operating Expenses:
Selling, general and administrative	70	96	304	-	470
Other charges	-	45	14	-	59
Operating Income (Loss)	(71)	(215)	254	-	(32)

Other (Income) Expense:
Interest expense, net	86	19	4	-	109
Other, net	(6)	1	4	-	(1)
Equity in net earnings of subsidiaries	(7)	(6)	-	13	-
	73	14	8	13	108

Income (Loss) before Income Taxes	(144)	(229)	246	(13)	(140)
Income Tax Expense (Benefit)	(56)	(87)	91	-	(52)
Net Income (Loss)	$(88)	$(142)	$155	$(13)	$(88)

Condensed Consolidating Balance Sheet as of March 31, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$4	$-	$30	$-	$34
Accounts receivable, net	3	485	1,509	(821)	1,176
Inventories	-	616	1,524	-	2,140
Other current assets	97	38	23	(70)	88
Total Current Assets	104	1,139	3,086	(891)	3,438
Net Property, Plant and Equipment	59	1,056	2,671	-	3,786
Goodwill	-	1,526	985	-	2,511
Intangible Assets	-	59	69	-	128
Other Assets	124	100	149	(42)	331
Investment in subsidiaries	8,045	954	-	(8,999)	-
Total Assets	$8,332	$4,834	$6,960	$(9,932)	$10,194
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$46	$125	$16	$-	$187
Trade accounts payable	88	441	431	-	960
Other current liabilities	1,052	115	569	(891)	845
Total Current Liabilities	1,186	681	1,016	(891)	1,992
Long-Term Debt	2,293	257	205	-	2,755
Deferred Income Taxes	-	163	314	(42)	435
Other Liabilities	276	92	67	-	435
Shareholders’ Equity	4,577	3,641	5,358	(8,999)	4,577
Total Liabilities and Shareholders’ Equity	$8,332	$4,834	$6,960	$(9,932)	$10,194

Condensed Consolidating Balance Sheet as of September 30, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$1	$25	$-	$28
Short-term investment	770	-	-	-	770
Accounts receivable, net	3	391	1,562	(773)	1,183
Inventories	-	611	1,446	-	2,057
Other current assets	37	79	84	(51)	149
Total Current Assets	812	1,082	3,117	(824)	4,187
Net Property, Plant and Equipment	93	1,120	2,732	-	3,945
Goodwill	-	1,526	986	-	2,512
Intangible Assets	-	60	76	-	136
Other Assets	177	129	116	(81)	341
Investment in subsidiaries	7,899	944	-	(8,843)	-
Total Assets	$8,981	$4,861	$7,027	$(9,748)	$11,121
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$851	$125	$16	$-	$992
Trade accounts payable	28	475	439	-	942
Other current liabilities	1,084	153	499	(824)	912
Total Current Liabilities	1,963	753	954	(824)	2,846
Long-Term Debt	2,371	257	359	-	2,987
Deferred Income Taxes	-	178	398	(81)	495
Other Liabilities	207	80	66	-	353
Shareholders’ Equity	4,440	3,593	5,250	(8,843)	4,440
Total Liabilities and Shareholders’ Equity	$8,981	$4,861	$7,027	$(9,748)	$11,121

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$91	$(122)	$74	$(25)	$18
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(7)	(8)	(36)	-	(51)
Purchases of marketable securities, net	-	-	(4)	-	(4)
Other, net	48	2	(45)	-	5
Cash Provided by (Used for) Investing Activities	41	(6)	(85)	-	(50)
Cash Flows From Financing Activities:
Net change in debt	(15)	-	(10)	-	(25)
Purchase of treasury shares	(14)	-	-	-	(14)
Dividends	(14)	-	(25)	25	(14)
Stock options exercised and other	72	(2)	1	-	71
Net change in intercompany balances	(163)	129	34	-	-
Cash Provided by (Used for) Financing Activities	(134)	127	-	25	18
Effect of Exchange Rate Change on Cash	-	-	3	-	3
Decrease in Cash and Cash Equivalents	(2)	(1)	(8)	-	(11)
Cash and Cash Equivalents at Beginning of Year	6	1	38	-	45
Cash and Cash Equivalents at End of Year	$4	$-	$30	$-	$34

Condensed Consolidating Statement of Cash Flows for the three months ended April 1, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(98)	$(204)	$280	$-	$(22)
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	(52)	(116)	-	(168)
Purchase of short-term investment	(750)	-	-	-	(750)
Purchase of marketable securities, net	-	-	(42)	-	(42)
Other, net	5	(4)	6	-	7
Cash Used for Investing Activities	(745)	(56)	(152)	-	(953)
Cash Flows From Financing Activities:
Net change in debt	1,079	(92)	11	-	998
Purchase of treasury shares	(8)	-	-	-	(8)
Dividends	(13)	-	-	-	(13)
Stock options exercised and other	33	(17)	1	-	17
Net change in intercompany balances	(248)	370	(122)	-	-
Cash Provided by (Used for) Financing Activities	843	261	(110)	-	994
Effect of Exchange Rate Change on Cash	-	-	(10)	-	(10)
Increase in Cash and Cash Equivalents	-	1	8	-	9
Cash and Cash Equivalents at Beginning of Year	3	-	27	-	30
Cash and Cash Equivalents at End of Year	$3	$1	$35	$-	$39

Condensed Consolidating Statement of Cash Flows for the six months ended March 31, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$-	$88	$280	$(25)	$343
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(13)	(13)	(68)	-	(94)
Proceeds from sale of short-term investment	770	-	-	-	770
Purchase of marketable securities, net	-	-	-	-	-
Other, net	58	27	(71)	-	14
Cash Provided by (Used for) Investing Activities	815	14	(139)	-	690
Cash Flows From Financing Activities:
Net change in debt	(883)	-	(160)	-	(1,043)
Purchase of treasury shares	(38)	-	-	-	(38)
Dividends	(28)	-	(25)	25	(28)
Stock options exercised and other	91	(11)	(1)	-	79
Net change in intercompany balances	45	(92)	47	-	-
Cash Used for Financing Activities	(813)	(103)	(139)	25	(1,030)
Effect of Exchange Rate Change on Cash	-	-	3	-	3
Increase (Decrease) in Cash and Cash Equivalents	2	(1)	5	-	6
Cash and Cash Equivalents at Beginning of Year	2	1	25	-	28
Cash and Cash Equivalents at End of Year	$4	$-	$30	$-	$34

Condensed Consolidating Statement of Cash Flows for the six months ended April 1, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(170)	$(13)	$355	$-	$172
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	(114)	(243)	-	(357)
Purchase of short-term investment	(750)	-	-	-	(750)
Purchase of marketable securities, net	-	-	(39)	-	(39)
Other, net	35	4	(16)	-	23
Cash Used for Investing Activities	(715)	(110)	(298)	-	(1,123)
Cash Flows From Financing Activities:
Net change in debt	1,072	(92)	11	-	991
Purchase of treasury shares	(20)	-	-	-	(20)
Dividends	(27)	-	-	-	(27)
Stock options exercised and other	32	(15)	3	-	20
Net change in intercompany balances	(175)	230	(55)	-	-
Cash Provided by (Used for) Financing Activities	882	123	(41)	-	964
Effect of Exchange Rate Change on Cash	-	-	(14)	-	(14)
Increase (Decrease) in Cash and Cash Equivalents	(3)	-	2	-	(1)
Cash and Cash Equivalents at Beginning of Year	6	1	33	-	40
Cash and Cash Equivalents at End of Year	$3	$1	$35	$-	$39

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

Wage and Hour/ Labor Matters:  In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of the Company's processing facilities. On May 9, 2002, a civil complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama, Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. The complaint alleges the Company violated the overtime provisions of the federal Fair Labor Standards Act (FLSA) at the Company's chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor indicated in discovery the case seeks to require the Company to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, an additional amount in unspecified liquidated damages and an injunction against future violations at that facility and all other chicken processing facilities operated by the Company. Although no date has been set, the trial of this matter is likely to occur within the next year.

Several private lawsuits are pending against the Company alleging that Tyson failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the FLSA. These lawsuits include M.H. Fox, et al. v. Tyson Foods, Inc. (Fox), filed on June 22, 1999 in the U.S. District Court for the Northern District of Alabama, and De Asencio v. Tyson Foods, Inc. (DeAsencio), filed on August 22, 2000 in the U.S. District Court for the Eastern District of Pennsylvania. Each of these matters involves similar allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. Plaintiffs seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked. Plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. In Fox, the District Court denied class certification on November 16, 2006 and ordered the cases of the ten named plaintiffs in the matter to proceed individually in the home jurisdictions of the named plaintiffs. In DeAsencio, plaintiffs appealed a jury verdict and final judgment entered in the Company’s favor on June 22, 2006 in the District Court. The appeal has been fully briefed and the parties are awaiting oral argument, which is scheduled for July 13, 2007 and, thereafter, a ruling by the U.S. Court of Appeals for the Third Circuit.

In addition to Fox and DeAsencio, additional private lawsuits were filed against the Company since the beginning of fiscal 2007 which allege that Tyson failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the FLSA. These lawsuits are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S. Dist. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E. Dist. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W. Dist. Arkansas, March 2, 2007); and Atkins, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, March 5, 2007). Similar to Fox and DeAsencio, each of these matters involves allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. Plaintiffs seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked. Plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, the Company filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation.

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

NOTE 9: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for the pension and other postretirement benefit plans recognized in the Consolidated Condensed Statements of Operations were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Service cost	$1	$1	$-	$-
Interest cost	1	1	1	1
Amortization of prior service cost	-	-	-	(1)
Expected return on plan assets	(1)	(1)	-	-
Recognized actuarial loss	1	-	-	-
Net periodic benefit cost	$2	$1	$1	$-

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Service cost	$3	$3	$-	$-
Interest cost	3	3	2	2
Amortization of prior service cost	-	-	(1)	(1)
Expected return on plan assets	(3)	(3)	-	-
Recognized actuarial loss	1	-	-	-
Net periodic benefit cost	$4	$3	$1	$1

NOTE 10: INCOME TAXES

The effective tax rate for the three and six months of fiscal 2007 was 36.4% and 35.0%, respectively, as compared to 36.2% and 36.8% for the same periods of fiscal 2006. The effective rate for the second quarter of fiscal 2007 was reduced by such items as the Domestic Production Deduction (DPD) and general business credits, and was increased by certain nondeductible expense items. On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004. This law provides for repeal of the Extraterritorial Income Exclusion (ETI) deduction and replacement with a DPD. Phase out of the ETI deduction for fiscal 2007 allowed the Company to take 60% of the prior law deduction for the first quarter of fiscal 2007 and no deduction for the remainder of the year. In addition, the Company’s production income qualifies for the DPD which will be phased in through fiscal 2011 and provides for a deduction of between 3% and 9% of qualifying domestic production income. For fiscal 2007, the deduction will be 3% of qualified income. On December 20, 2006, the President signed into law the Tax Relief and Health Care Act of 2006 which provides for the retroactive extension of certain general business credits that expired on December 31, 2005. As a result, in the first quarter of fiscal 2007, the Company recognized $4 million of credits relating to fiscal 2006.

NOTE 11:  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Numerator:
Net income (loss)	$68	$(127)	$125	$(88)
Less Dividends:
Class A ($0.040/share/quarter)	11	10	22	20
Class B ($0.036/share/quarter)	3	3	6	7
Undistributed earnings (losses)	$54	$(140)	$97	$(115)

Class A undistributed earnings (losses)	43	(103)	77	(85)
Class B undistributed earnings (losses)	11	(37)	20	(30)
Total undistributed earnings (losses)	$54	$(140)	$97	$(115)

Denominator:
Denominator for basic earnings (loss) per share:
Class A weighted average shares	271	247	268	245
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	77	99	80	100
Effect of dilutive securities:
Stock options and restricted stock	6	-	6	-
Denominator for diluted earnings per
share – adjusted weighted average
shares and assumed conversions	354	346	354	345

Class A Basic earnings (loss) per share	$0.20	$(0.38)	$0.37	$(0.26)
Class B Basic earnings (loss) per share	$0.18	$(0.34)	$0.33	$(0.24)
Diluted earnings (loss) per share	$0.19	$(0.37)	$0.35	$(0.26)

Approximately eight million of the Company’s option shares were antidilutive for both the three and six months ended March 31, 2007, respectively, and 19 million and 20 million were antidilutive for the three and six months ended April 1, 2006, respectively. These shares were not included in the dilutive earnings per share calculation.

The Company has two classes of capital stock, Class A Common Stock (Class A stock) and Class B Common Stock (Class B stock). Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of cash dividends paid to holders of Class B stock cannot exceed 90% of the cash dividends paid to holders of Class A stock.

The Company allocates undistributed earnings based upon a 1.0 to 0.9 ratio per share to Class A stock and Class B stock, respectively. The Company allocates undistributed earnings based on this ratio due to historical dividend patterns, voting control of Class B stockholders and contractual limitations of dividends to Class B stock.

NOTE 12:  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Net income (loss)	$68	$(127)	$125	$(88)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(1)	(1)	5	(3)
Investments unrealized gain	1	-	1	-
Net hedging unrealized gain (loss)	7	(1)	27	3
Net hedging unrealized (gain) loss reclassified to cost of sales	(11)	3	(7)	5
Total comprehensive income (loss)	$64	$(126)	$151	$(83)

The related tax effects allocated to the components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Income tax benefit (expense):
Net hedging unrealized gain (loss)	$(4)	$-	$(17)	$(2)
Net hedging unrealized (gain) loss reclassified to cost of sales	7	(2)	5	(3)
Total income tax benefit (expense)	$3	$(2)	$(12)	$(5)

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

Other segment includes the Company’s transportation and warehousing operations and other miscellaneous activities.

Information on segments and a reconciliation to income (loss) before income taxes are as follows, (in millions):

	Three Months Ended				Six Months Ended
	March 31,		April 1,		March 31,		April 1,
	2007		2006		2007		2006
Sales:
Chicken	$2,033		$2,010		$3,997		$4,046
Beef	3,006		2,854		6,069		5,772
Pork	805		729		1,632		1,521
Prepared Foods	646		641		1,338		1,334
Other	11		17		23		32
Total Sales	$6,501		$6,251		$13,059		$12,705

Operating Income (Loss):
Chicken	$61		$9		$134		$132
Beef	24		(188)	(b)	1		(252)	(b)
Pork	35		9		74		20
Prepared Foods	20	(a)	9	(c)	51	(a)	33	(c)
Other	18		19		43		35
Total Operating Income (Loss)	158		(142)		303		(32)

Other Expense	51		58		110		108

Income (Loss) before Income Taxes	$107		$(200)		$193		$(140)

a.	Includes charges of $6 million related to an intangible asset impairment.
b.	Includes charges of $45 million related to the closings of the Norfolk, Nebraska, and West Point, Nebraska, facilities.
c.	Includes charges of $14 million related to the closings of the Independence, Iowa, and Oelwein, Iowa, facilities.

The Beef segment had sales of $24 million and $23 million in the second quarter of fiscal years 2007 and 2006, respectively, and sales of $49 million and $41 million in the six months of fiscal years 2007 and 2006, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $129 million and $108 million in the second quarter of fiscal years 2007 and 2006, respectively, and sales of $255 million and $232 million in the six months of fiscal years 2007 and 2006, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

NOTE 14:  CAPITAL STRUCTURE

During the first and second quarters of fiscal 2007, Tyson Limited Partnership converted 5.0 million and 10.7 million shares, respectively, of Class B stock to Class A stock on a one-for-one basis.

NOTE 15:  SUBSEQUENT EVENTS

In April 2007, Tyson Limited Partnership converted approximately 0.2 million shares of Class B stock to Class A stock on a one-for-one basis.

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

Earnings for the second quarter of fiscal 2007 were $68 million or $0.19 per diluted share, compared to a loss of $127 million or $0.37 per diluted share in the same period last year. Earnings for the six months of fiscal 2007 were $125 million or $0.35 per diluted share, compared to a loss of $88 million or $0.26 per diluted share in the same period last year. Operating loss for the second quarter and six months of fiscal 2006 include charges of $59 million, or $0.11 per diluted share related to beef and prepared foods plant closings.

Sales and operating income for the six months of fiscal 2007 increased $354 million and $335 million, respectively, compared to the same period last year, primarily driven by higher average sales prices, increased sales volumes and improved operating efficiencies. Chicken segment operating results improved despite substantial increases in grain costs, which were partially offset by the Company’s commodity risk management activities related to its grain purchases. The Company’s Beef and Pork operating results also improved, primarily driven by improved conversion costs due to prior year plant rationalizations and operating efficiencies. In addition to increased average sales prices, the Prepared Foods operating results were also positively impacted by lower raw material costs and product mix improvements. The Company also continued to realize cost savings in the second quarter of fiscal 2007 related to its Cost Management Initiative.

Outlook

In the third quarter of fiscal 2007, the Company will begin seeing the full effects of higher grain costs. Grain prices will likely continue to be volatile over the next few quarters. However, the Company expects to help offset the higher grain costs through increased pricing. Cattle supplies should be adequate for the remainder of the fiscal year and capacity utilization should continue to improve, which will help sustain operating efficiencies. Seasonal hog supplies will tighten, causing a slightly lower capacity utilization, which will put pressure on operating margins. The Company expects continued savings in all segments under the Cost Management Initiative. The Company expects its fiscal 2007 diluted earnings to be in the range of $0.65 to $0.90 per share.

As part of strategic efforts to reduce its production of fresh, commodity chicken, the Company announced in March 2007 its plan to sell two of its Alabama poultry plants, as well as a related feed mill and two hatcheries. The Company expects to close on the sale near the end of May 2007. Approximately 1,200 employees are employed at Tyson locations involved in the sale, and many are expected to be given opportunities to work for the company acquiring the plants. The Company does not expect to incur significant charges related to the sale of these locations.

In April 2007, the Company announced a strategic alliance with ConocoPhillips to produce and market renewable diesel fuel. The alliance plans to use Tyson’s beef, pork and poultry by-product fat to produce a transportation fuel. The Company will begin making minimal capital improvements in the third quarter of fiscal 2007 to begin pre-processing animal fat from some of its North American rendering facilities. Production is expected to begin in the first quarter of fiscal 2008.

Second Quarter of Fiscal 2007 vs. Second Quarter of Fiscal 2006

Sales increased $250 million, or 4.0%. A 6.1% increase in average sales prices contributed to a $335 million increase in sales, partially offset by a 2.0% sales volume decline which resulted in a sales decrease of $85 million. Additionally, second quarter fiscal 2007 sales include realized and unrealized net gains of $10 million as compared to net losses of $60 million recorded in the same period last year from the Company’s commodity risk management activities related to its fixed forward boxed beef and pork sales.

As a percent of sales, cost of sales decreased from 97.6% to 94.4%, primarily due to an increase in average sales prices. Cost of sales increased $40 million. A decrease in sales volume contributed to a $70 million decrease in cost of sales, offset by a $110 million increase in costs. The increase in costs is partially due to increased net grain costs of $42 million in the Chicken segment. The increase in net grain costs includes $90 million of increased grain costs partially offset by realized and unrealized net gains of $44 million as compared to net losses of $4 million in the same period last year from the Company’s commodity risk management activities related to its grain purchases. Costs also increased due to higher average live beef and live pork prices. Additionally, second quarter fiscal 2007 cost of sales includes realized and unrealized net losses of $27 million, compared to net gains of $41 million recorded in the same period last year from the Company’s commodity risk management activities related to its forward futures contracts for live cattle and hog purchases, excluding the impact from the physical purchase transaction.

Selling, general and administrative expenses decreased $31 million or 13.1%. As a percent of sales, selling, general and administrative expenses decreased from 3.8% to 3.2%. The decrease was primarily due to a decrease in corporate advertising expenses and sales promotions of approximately $16 million, as well as various other reductions. Additionally, the Company recorded a gain of $9 million in the second quarter of fiscal 2007 related to the disposition of an aircraft. These decreases were partially offset by an increase of $13 million related to personnel expenses and earnings-based incentive compensation.

Other charges decreased $59 million. During the second quarter of fiscal 2006, the Company recorded $45 million in charges related to the closings of its Norfolk, Nebraska, beef processing plant and West Point, Nebraska, beef slaughtering plant, as well as $14 million in charges related to the closings of its Independence, Iowa, and Oelwein, Iowa, processed meats plants. Production from the Norfolk and West Point facilities was shifted primarily to the Company’s beef complex in Dakota City, Nebraska.

Interest expense decreased $3 million or 4.9%, primarily resulting from a 6.5% decrease in the Company’s average net indebtedness, partially offset by a slight increase in the overall weighted average borrowing rate from 7.1% to 7.4%.

The effective tax rate for the second quarter of fiscal 2007 was 36.4%, compared to 36.2% in the second quarter of fiscal 2006. The effective tax rate for the second quarter of fiscal 2007 was reduced by such items as the Domestic Production Deduction (DPD), and general business credits, and was increased by certain nondeductible expense items. The American Jobs Creation Act of 2004 (the AJC Act) provides for repeal of the Extraterritorial Income Exclusion (ETI) deduction and replacement with a DPD. Phase out of the ETI deduction for fiscal 2007 does not allow the Company to take a prior law deduction for the second quarter of fiscal 2007. The Company qualifies for a DPD equal to 3% of qualifying domestic production income.

Segment Results

Information on segments is as follows (in millions):

	Three Months Ended
	Sales March 31, 2007	Sales April 1, 2006	Sales Change	Volume Change	Average Sales Price Change
Chicken	$2,033	$2,010	$23	(7.2)%	9.1%
Beef	3,006	2,854	152	2.1%	3.1%
Pork	805	729	76	2.4%	7.9%
Prepared Foods	646	641	5	(2.6)%	3.5%
Other	11	17	(6)	n/a	n/a
Total	$6,501	$6,251	$250	(2.0)%	6.1%

	Three Months Ended
	Operating Income March 31, 2007	Operating Income (Loss) April 1, 2006	Operating Income (Loss) Change	Operating Margin March 31, 2007	Operating Margin April 1, 2006
Chicken	$61	$9	$52	3.0%	0.4%
Beef	24	(188)	212	0.8%	(6.6)%
Pork	35	9	26	4.3%	1.2%
Prepared Foods	20	9	11	3.1%	1.4%
Other	18	19	(1)	n/a	n/a
Total	$158	$(142)	$300	2.4%	(2.3)%

Chicken segment sales increased $23 million. The increase was due primarily to a 9.1% increase in average sales prices, partially offset by a 7.2% sales volume decline primarily due to planned productions cuts. Operating income increased $52 million. The operating results were positively impacted by increased sales despite a decline in volumes, as well as operating cost reductions. Operating income was adversely impacted by increased net grain costs of $42 million. The change in net grain costs includes $90 million of increased grain costs, partially offset by realized and unrealized net gains of $44 million as compared to net losses of $4 million recorded in the same period last year from the Company’s commodity risk management activities related to its grain purchases.

Beef segment sales increased $152 million. The increase was due primarily to a 3.1% increase in average sales prices and a 2.1% increase in sales volume. Operating income increased $212 million. The operating results were positively impacted by increased average sales prices, increased sales volumes and improved conversion costs due to prior year plant rationalizations and operating efficiencies. Additionally, second quarter fiscal 2006 operating results include $45 million of plant closing related charges.

Pork segment sales increased $76 million. The increase was due primarily to a 7.9% increase in average sales prices and a 2.4% increase in sales volume. Operating income increased $26 million. The operating results were positively impacted by increased average sales prices, strong export sales, increased sales volumes and improved conversion costs due to operating efficiencies.

Prepared Foods segment sales increased $5 million. The increase was due primarily to a 3.5% increase in average sales prices, partially offset by a 2.6% sales volume decline. Operating income increased $11 million. Operating results were impacted positively by higher average sales prices, lower raw material costs and product mix improvements. Operating results for the second quarter of fiscal 2007 include a $6 million intangible asset impairment. Second quarter fiscal 2006 operating results include $14 million of plant closing related charges.

Six Months of Fiscal 2007 vs. Six Months of Fiscal 2006

Sales increased $354 million, or 2.8%. A 1.2% increase in sales volume contributed to a $221 million increase in sales and a 1.6% increase in average sales price resulted in an increase of $133 million. Additionally, sales for the first six months of fiscal 2007 include realized and unrealized net gains of $11 million as compared to net losses of $50 million recorded in the same period last year from the Company’s commodity risk management activities related to its fixed forward boxed beef and pork sales.

As a percent of sales, cost of sales decreased from 96.1% to 94.6%, primarily due to an increase in average sales price. Cost of sales increased $151 million. An increase in sales volume contributed to a $239 million increase in cost of sales, partially offset by an $88 million decrease in costs. The decrease in costs is primarily due to operating efficiencies and cost reductions, partially offset by increased net grain costs of $25 million in the Chicken segment. The increase in net grain costs include $109 million of increased grain costs, partially offset by realized and unrealized net gains of $80 million as compared to net losses of $4 million recorded in the same period last year from the Company’s commodity risk management activities related to its grain purchases. Additionally, the six months of fiscal 2007 includes realized and unrealized net losses of $32 million, compared to net gains of $30 million recorded in the same period last year from the Company’s commodity risk management activities related to its forward futures contracts for live cattle and hog purchases, excluding the impact from the physical purchase transaction. Higher live hog prices also negatively impacted cost of sales.

Selling, general and administrative expenses decreased $75 million or 16.0%. As a percent of sales, selling, general and administrative expenses decreased from 3.7% to 3.0%. The decrease was primarily due to a decrease in corporate advertising expenses and sales promotions of approximately $30 million, a decrease in information system service costs of approximately $5 million, as well as various other reductions. Additionally, the Company recorded a gain of $9 million in the second quarter of fiscal 2007 related to the disposition of an aircraft. These decreases were partially offset by a bad debt recovery of $6 million received in fiscal 2006 and an increase of $3 million in the six months of fiscal 2007 related to personnel expenses and earnings-based incentive compensation.

Other charges decreased $57 million. During the second quarter of fiscal 2006, the Company recorded $45 million in charges related to the closings of its Norfolk, Nebraska beef processing plant and West Point, Nebraska beef slaughtering plant, as well as $14 million in charges related to the closings of its Independence, Iowa and Oelwein, Iowa processed meats plants.

Interest expense increased $4 million or 3.5% as compared to the same period last year, primarily resulting from an increase in the overall weighted average borrowing rate from 7.0% to 7.4%.

The effective tax rate for the first six months of fiscal 2007 was 35.0%, compared to 36.8% for the first six months of fiscal 2006. The year-to-date effective tax rate was reduced by such items as the ETI benefit, DPD, and general business credits, and was increased by certain nondeductible expense items. The AJC Act provides for the repeal of the ETI deduction and the replacement with a DPD. The phase out of the ETI deduction for fiscal 2007 allows the Company to take 60% of the prior law allowable deduction for transactions in the first quarter of fiscal 2007 and no deduction for transactions occurring in the remainder of the year. On December 20, 2006, the President signed into law the Tax Relief and Health Care Act of 2006 which provides for the retroactive extension of certain general business credits that expired on December 31, 2005.

Segment Results

Information on segments is as follows (in millions):

	Six Months Ended
	Sales March 31, 2007	Sales April 1, 2006	Sales Change	Volume Change	Average Sales Price Change
Chicken	$3,997	$4,046	$(49)	(3.0)%	1.8%
Beef	6,069	5,772	297	5.3%	(0.1)%
Pork	1,632	1,521	111	3.5%	3.7%
Prepared Foods	1,338	1,334	4	(1.3)%	1.6%
Other	23	32	(9)	n/a	n/a
Total	$13,059	$12,705	$354	1.2%	1.6%

	Six Months Ended
	Operating Income March 31, 2007	Operating Income (Loss) April 1, 2006	Operating Income (Loss) Change	Operating Margin March 31, 2007	Operating Margin April 1, 2006
Chicken	$134	$132	$2	3.4%	3.3%
Beef	1	(252)	253	0.0%	(4.4)%
Pork	74	20	54	4.5%	1.3%
Prepared Foods	51	33	18	3.8%	2.5%
Other	43	35	8	n/a	n/a
Total	$303	$(32)	$335	2.3%	(0.3)%

Chicken segment sales decreased $49 million. The decrease was due to a 3.0% decrease in sales volumes primarily as a result of planned production cuts, partially offset by a 1.8% increase in average sales prices. Operating income increased $2 million. The operating results were positively impacted by increased average sales prices and operating cost reductions. Operating income was adversely impacted by increased net grain costs of $25 million. The change in net grain costs includes $109 million of increased grain costs, partially offset by realized and unrealized net gains of $80 million as compared to net losses of $4 million recorded in the same period last year from the Company’s commodity risk management activities related to its grain purchases.

Beef segment sales increased $297 million. The increase was due primarily to a 5.3% increase in sales volume, partially offset by a slight decrease in average sales prices. Operating income increased $253 million. The operating results were positively impacted by increased sales volumes and improved conversion costs due to prior year plant rationalizations and operating efficiencies. Additionally, operating results for the six months of fiscal 2006 include $45 million of plant closing related charges.

Pork segment sales increased $111 million. The increase was due primarily to a 3.7% increase in average sales prices and a 3.5% increase in sales volume. Operating income increased $54 million. The operating results were positively impacted by increased average sales prices, strong export sales, increased sales volumes and improved conversion costs due to operating efficiencies.

Prepared Foods segment sales increased $4 million. The increase was due primarily to a 1.6% increase in average sales prices, partially offset by a 1.3% sales volume decline. Operating income increased $18 million. Operating results were impacted positively by higher average sales prices, lower raw material costs and product mix improvements. Operating results for the six months of fiscal 2007 include a $6 million intangible asset impairment. The operating results for the six months of fiscal 2006 include $14 million of plant closing related charges.

FINANCIAL CONDITION

For the three months ended March 31, 2007, net cash totaling $18 million was provided by operating activities, an increase of $40 million from the same period last year. The change in net cash from operating activities was primarily due to an improvement in net income excluding the non-cash effect of deferred income taxes of $227 million, offset by the net change in the working capital effect of $152 million. The change in working capital was primarily due to the timing of cash receipts and cash payments.

For the six months ended March 31, 2007, net cash totaling $343 million was provided by operating activities, an increase of $171 million from the same period last year. The increase in cash provided by operating activities was primarily due to an improvement in net income excluding the non-cash effect of deferred income taxes of $369 million, offset by the net change in working capital effect of $166 million. The Company used cash primarily from operations and the sale of the short-term investment to pay down debt by $1.0 billion, to fund $94 million of property, plant and equipment additions, to pay dividends of $28 million and to repurchase $38 million of the Company’s Class A common stock in the open market. Capital spending for fiscal 2007 is expected to be approximately $300 million. In January 2007, the Company entered into a joint venture in Argentina, which will form a vertically integrated beef operation in the South American country. The joint venture is expected to produce both products for the domestic Argentine consumer and give Tyson access to European and other high value beef markets. Sales for the joint venture are expected to be in the annualized range of $30 million to $35 million. The Company continues to evaluate additional international and domestic growth opportunities.

Working capital was $1.4 billion at March 31, 2007, and $1.3 billion at September 30, 2006, an increase of $105 million. The current ratio at March 31, 2007, and September 30, 2006, was 1.7 to 1 and 1.5 to 1, respectively. At March 31, 2007, total debt was 39.1% of total capitalization, compared to 47.3% at September 30, 2006.

Total debt at March 31, 2007, was $2.9 billion, a decrease of $1.1 billion from September 30, 2006. Outstanding debt at March 31, 2007, consisted of $2.6 billion of debt securities, a $195 million term loan and other indebtedness of $139 million. The Company plans to use excess cash to pay down the $164 million portion of its debt due in fiscal 2007.

The Company has an unsecured revolving credit facility, which expires in September 2010, totaling $1.0 billion that supports the Company’s short-term funding needs and letters of credit. On July 27, 2006, the unsecured revolving credit facility was amended to allow for maximum availability under the revolving credit facility of 50% of inventory, reduced by letters of credit issued and amounts outstanding under its term loan. The reduction of the availability is scheduled to lapse in the third quarter of fiscal 2007 and return to $1.0 billion less outstanding letters of credit. At March 31, 2007, the Company had outstanding letters of credit totaling approximately $277 million issued primarily in support of workers’ compensation insurance programs and derivative activities. There were no draw downs under these letters of credit at March 31, 2007. At March 31, 2007, and September 30, 2006, there were no amounts drawn under the revolving credit facilities. The amount available as of March 31, 2007, was $599 million.

Lakeside Farm Industries, Ltd. (Lakeside), a wholly-owned subsidiary of the Company, has an unsecured three-year term agreement (Lakeside Term Loan) with the principal balance due September 2008. The agreement provides for interest rates ranging from LIBOR plus 0.4 percent to LIBOR plus one percent depending on the Company’s debt rating. Interest payments are made at least quarterly.

The Company has a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables consisting of $375 million expiring August 2007 and $375 million expiring in August 2009. At March, 31, 2007, and September 30, 2006, there was $66 million and $159 million, respectively, drawn under the receivables purchase agreement.

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

S&P currently rates the 2016 Notes “BBB-,” with a negative outlook. Moody’s currently rates this debt “Ba1,” with a negative outlook. The pretax impact to earnings of a downgrade would be approximately $4 million annually, per rating agency, of which $2.5 million would be related to increased interest expense on the 2016 Notes.

The revolving credit facility, senior notes, term loan and accounts receivable securitization contain various covenants, the most restrictive of which contain maximum allowed leverage ratios and a minimum required interest coverage ratio.

On July 27, 2006, the Company entered into a third amendment to its five-year credit revolving facility and the three-year Lakeside Term Loan. These amendments modified the minimum required interest coverage ratio, temporarily suspended the maximum allowed leverage ratios and implemented temporary minimum consolidated EBITDA requirements. The Company was in compliance with all covenants at March 31, 2007.

The Company’s foreseeable cash needs for operations and capital expenditures are expected to be met primarily through cash flows provided by operating activities. Additionally, at March 31, 2007, the Company had unused borrowing capacity of $1.3 billion, consisting of $599 million available under its $1.0 billion unsecured revolving credit agreement and $684 million under its accounts receivable securitization.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 157 and SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, the Company expects to adopt SFAS No. 157 and SFAS No. 159 at the beginning of fiscal 2009. The Company is in process of evaluating the potential impacts of SFAS No. 157 and SFAS No. 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in funded status in the year in which the changes occur through other comprehensive income. This standard also requires companies to measure the funded status of a plan as of the date of its annual consolidated balance sheet, with limited exceptions. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006; therefore, the Company expects to adopt SFAS No. 158 at the end of fiscal 2007. Based upon information available as of March 31, 2007, the Company expects an increase in assets of $6 million, a decrease in liabilities of $9 million, an increase in deferred income taxes payable of $6 million and an increase of $9 million to accumulated other comprehensive income when SFAS No. 158 is adopted.

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

CRITICAL ACCOUNTING ESTIMATES

The Company considers accounting policies related to financial instruments, contingent liabilities, accrued self insurance, pension and other postretirement benefits, impairment of long-lived assets, impairment of goodwill and other intangible assets, marketing and advertising costs, and income taxes to be critical policies. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

Commodities Risk: The Company is a purchaser of certain commodities, such as grains, livestock and natural gas in the course of normal operations. As part of the Company’s commodity risk management activities, the Company uses derivative financial instruments, primarily futures and swaps to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying the Company’s derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in the Company’s results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of March 31, 2007, and September 30, 2006, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The following sensitivity analysis reflects the impact on earnings for changes in the fair value of open positions.

Effect of 10% change in fair value		in millions
	March 31,	September 30,
	2007	2006
Livestock:
Cattle	$63	$43
Hogs	20	37

Grain	75	11
Natural Gas	2	1

Interest Rate Risk: At March 31, 2007, the Company had fixed-rate debt of $2.6 billion with a weighted average interest rate of 7.5%. The Company has exposure to changes in interest rates on this fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of the Company’s fixed-rate debt by approximately $65 million at March 31, 2007, and $87 million at September 30, 2006. The fair values of the Company’s debt were estimated based on quoted market prices and/or published interest rates.

At March 31, 2007, the Company had variable rate debt of $300 million with a weighted average interest rate of 5.9%. A hypothetical 10% increase in interest rates effective at March 31, 2007, would have a minimal effect on interest expense.

Foreign Currency Risk: The Company has non-cash foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates as a result of certain receivables and payable balances. The primary currency exchanges the Company has exposure to are the Canadian dollar, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. The Company periodically enters into foreign exchange forward contracts to hedge some of its foreign currency exposure. A hypothetical 10% change in foreign exchange rates would impact earnings by approximately $13 million at March 31, 2007, and $4 million at September 30, 2006.

Concentration of Credit Risk: Refer to the Company’s market risk disclosures set forth in the 2006 Annual Report filed on Form 10-K, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2006 Annual Report.

Item 4.  Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded, as of March 31, 2007, the Company’s disclosure controls and procedures were effective to ensure information required to be disclosed in reports the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

In the quarter ended March 31, 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On June 19, 2005, the Attorney General of Oklahoma filed a Complaint in the U.S. District Court for the Northern District of Oklahoma against the Company, three subsidiaries and other poultry integrators. Subsequently, a First Amended Complaint (Amended Complaint) was filed and served. The Amended Complaint asserts state and federal causes of action and seeks injunctive relief and damages (past and future) for alleged pollution to the Illinois River Watershed from the land application of poultry litter by the defendants, and contract growers who are not named in the Amended Complaint. The Company and other defendants have filed answers and motions to dismiss several of the claims. The Company and other defendants also have filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the Amended Complaint. The Company also has asserted various defenses to claims asserted in the Amended Complaint. Discovery must be completed by July 1, 2008, and trial is scheduled for January 2009.

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

In July 2002, certain cattle producers filed Herman Schumacher, et al. vs. Tyson Fresh Meats, Inc., et al. in the U.S. District Court for the District of South Dakota, seeking certification of a class of cattle producers and naming as defendants TFM and three other beef packers. Plaintiffs claimed that in 2001, during the first six weeks the USDA began its mandatory price reporting program, defendants knowingly used the inaccurate boxed beef cutout prices (cutout prices are determined by the USDA through a formula that averages the prices of the various box beef cuts reported by all packers) calculated and published by the USDA to negotiate the purchase of fed cattle from plaintiffs at prices substantially lower than would have been economically justified had plaintiffs known the accurate higher cutout prices. Plaintiffs contend defendants’ conduct constituted an unfair or deceptive practice or was engaged in for the purpose or with the effect of manipulating or controlling prices in violation of the Packers and Stockyards Act (PSA), 7 U.S.C. §192. The USDA stated that during the period in question the beef packers correctly reported beef sales information to the USDA and TFM believes it acted appropriately in its dealings with cattle producers. Trial in this matter commenced on March 31, 2006, and a jury verdict was returned against TFM and two of the other three defendants. The jury verdict against TFM was for $4,000,000, but this amount was based on all sales and not just those of the class. TFM, together with the other defendants, filed a motion in the District Court seeking judgment as a matter of law.  That motion was denied.  On February 15, 2007, the District Court entered judgment against TFM and the other defendants. On March 12, 2007, TFM filed its Notice of Appeal to the United States Court of Appeals for the Eighth Circuit.

On January 12, 2006, the Delaware Chancery Court consolidated two previously filed lawsuits and captioned the consolidated action In re Tyson Foods, Inc. Consolidated Shareholder's Litigation. The Consolidated Complaint names as defendants the Tyson Limited Partnership and certain present and former directors of the Company. The Company also is named as a nominal defendant, with no relief sought against it. The lawsuit contains five derivative claims alleging the defendants breached their fiduciary duties by: (Count I) approving consulting contracts for Don Tyson and Robert Peterson in 2001 and for Don Tyson in 2004; (Count II) approving and inadequately disclosing certain "other compensation" paid to Tyson executives from 2001 to 2003; (Count III) approving certain option grants to certain officers and directors with alleged knowledge the Company was about to make announcements that would cause the stock price to increase; (Count IV) approving and not adequately disclosing various related-party transactions from 2001 to 2004 that plaintiffs allege were unfair to the Company; and (Count V) making inadequate disclosures that resulted in an SEC consent decree. The Consolidated Complaint asserts three additional derivative claims for: (Count VI) breach of the 1997 settlement agreement in Herbets v. Tyson, et al., No. 14231 (Del. Ch.); Count (VII) civil contempt of the court's order and final judgment in Herbets v. Tyson; and (Count IX) unjust enrichment regarding the benefits obtained by the defendants through the various transactions challenged in the Consolidated Complaint. The Consolidated Complaint also makes a putative class action claim that the Company's 2004 proxy statement contained misrepresentations regarding certain executive compensation (Count VIII). On March 2, 2006, Defendants filed a Motion to Dismiss the Consolidated Complaint. On February 6, 2007, the court entered an order granting in part the Defendants' motion, (1) dismissing Counts I, VII and VIII in their entirety, (2) dismissing Count III against directors who were not members of the Company's compensation committee, (3) dismissing Count IV with respect to plaintiffs' claims concerning related party transactions that were disclosed prior to February 16, 2002 and related party transactions that were reviewed by an independent committee; and (4) dismissing Count V except for plaintiffs' inadequate disclosure claims relating to Don Tyson's compensation addressed by an SEC consent decree.  The court declined to dismiss plaintiffs' remaining claims. The Company is in the process of responding to plaintiffs’ discovery requests.

Three separate wage and hour actions were also filed involving TFM's plants located in Lexington, Nebraska (Dimas Lopez, et al. v. Tyson Foods, Inc., District of Nebraska, June 30, 2006), Garden City, Kansas (Adelina Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., District of Kansas, May 15, 2006), and Denison and Storm Lake, Iowa (Sharp, et al. v. Tyson Foods, Inc., (W.D. Iowa, February 6, 2007).  The actions allege TFM failed to pay employees for all hours worked, including overtime compensation in violation of the FLSA and state laws, specifically for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas. Plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. The Garcia plaintiffs have sought leave to amend their complaint and add TFM’s Emporia, Kansas, plant to this action.

On April 2, 2002, four former employees of the Company’s Shelbyville, Tennessee, chicken processing plant filed the case of Trollinger et al. v. Tyson Foods, Inc. in the U. S. District Court for the Eastern District of Tennessee. The case was filed as a putative class action against the Company, raising allegations under the Racketeer Influenced and Corrupt Practices Act (RICO), and specifically alleged the Company, in conjunction with employment agencies and recruiters, engaged in a scheme to hire illegal immigrant workers in 15 of its processing plants to depress wages paid to hourly wage employees at those plants. On July 16, 2002, the District Court dismissed the case. Following appeal, on June 3, 2004 the Sixth Circuit Court of Appeals reversed the District Court’s decision and remanded the case for further proceedings. Discovery has been on-going since September 2004. In June 2005, plaintiffs filed a second amended complaint. The second amended complaint included different plaintiffs, narrowed the list of plants at issue to eight and added the allegation the Company conspired with certain Hispanic civil rights groups to hire illegal immigrant workers. In addition, the second amended complaint added John Tyson, Richard Bond, Greg Lee, Archibald Schaffer III, Kenneth Kimbro, Karen Percival, Tim McCoy and Ahrazue Wilt, all of whom are current or former officers or managers of the Company, as defendants. On August 5, 2005, plaintiffs sought certification of a putative class of all hourly wage employees at the eight Company plants since 1998 who were legally authorized to be employed in the United States, which the defendants opposed. On October 10, 2006, the District Court granted plaintiffs’ motion for class certification. On October 24, 2006, defendants filed with the Sixth Circuit Court of Appeals a petition for interlocutory review of the District Court’s class certification decision. That petition is pending. Discovery continues in the case, and a trial date of March 3, 2008, has been set by the Court.

The Audit Committee of the Board of Directors of the Company has engaged outside counsel to conduct a review of certain payments that have been made by its subsidiary in Mexico, including payments during certain relevant periods to individuals employed by Mexican governmental bodies. Although the review process is ongoing, the Company believes the amount of such payments has been immaterial and does not expect any material impact to its financial statements. The Company has contacted the Securities and Exchange Commission and the U.S. Department of Justice to inform them of the Company’s review and its preliminary findings, and intends to cooperate fully with these governmental authorities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding purchases by the Company of its Class A stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
Dec. 31, 2006, to
Jan. 27, 2007	190,606	$16.40	-	22,474,439
Jan. 28 to
Mar. 3, 2007	472,977	18.08	-	22,474,439
Mar. 4 to
Mar. 31, 2007	149,243	18.28	-	22,474,439
Total	(2) 812,826	$17.72	-	22,474,439

(1)

On February 7, 2003, the Company announced that the board of directors of the Company had approved a plan to repurchase up to 25,000,000 shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

The Company purchased 812,826 shares during the period that were not made pursuant to the Company’s previously announced stock repurchase plan, but were purchased to fund certain Company obligations under its equity compensation plans. These purchases were made in open market transactions.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

1. The following directors were elected at the annual meeting of stockholders held February 2, 2007:

Directors	Votes For	Votes Withheld
Don Tyson	914,956,540	124,983,127
John Tyson	915,684,551	124,255,116
Richard L. Bond	935,682,561	104,257,106
Scott T. Ford	1,017,014,115	22,925,552
Lloyd V. Hackley	1,015,846,952	24,092,715
Jim Kever	1,019,098,937	20,840,730
Jo Ann R. Smith	1,018,467,039	21,472,628
Leland E. Tollett	916,059,197	123,880,470
Barbara A. Tyson	915,005,486	124,934,181
Albert C. Zapanta	1,018,428,138	21,511,529

2. Proposal to approve an amendment to the Tyson Foods, Inc. 2000 Stock Incentive Plan, which would increase the number of shares of Class A Common Stock authorized for issuance thereunder by 20,000,000 shares to a total of 60,660,000:

Votes For	858,226,594
Votes Against	149,915,768
Votes Abstained	2,038,999
No Vote	29,758,306

3. Proposal to ratify the selection of Ernst & Young LLP, independent registered public accounting firm, as the Company’s independent registered public accountant for the fiscal year ending September 29, 2007:

Votes For	1,037,069,567
Votes Against	1,085,587
Votes Abstained	1,784,513
No Vote	-

4. Vote to consider and act upon a shareholder proposal requesting the board of directors make transparent to shareholders Tyson’s progress to “research and evaluate and implement” Controlled-Atmosphere Killing. This report should be prepared by the end of July 2007 at a reasonable cost and should omit proprietary information:

Votes For	13,373,412
Votes Against	955,488,357
Votes Abstained	41,365,993
No Vote	29,711,905

Item 5.  Other Information

On May 4, 2007, the Compensation Committee of the Board of Directors and the Board of Directors adopted an amendment to the Company’s Cost Management Incentive Bonus Program (the “CMI Program”). The CMI Program provides an opportunity for members of the Company’s management team, including the Company’s chief executive officer, chief financial officer and other named executive officers, to receive a one time cash bonus if certain cost savings goals are met during fiscal year 2007. The purpose of the amendment was to increase the potential bonus pool from $15 million to $20 million. Under the new amendment, amounts will be added to the Company’s bonus pools for officers and management if the cost savings goals for fiscal 2007, as described in the following schedule, are met:

Achieved Savings (in millions)	Amount Added to Bonus Pools (in millions)
Less than $170	$0
>$170-$180	$5
>$180-$190	$7.5
>$190-$200	$10
>$200-$210	$12.5
>$210-$220	$15
>$220-$230	$17.5
>$230	$20

Item 6. Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description	Page
10.1	Executive Employment Agreement between the Company and Richard A. Greubel, Jr, dated May 3, 2007.	41

12.1	Calculation of Ratio of Earnings to Fixed Charges	52

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	53

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	54

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	55

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	56

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 9, 2007	/s/ Wade Miquelon
Wade Miquelon
Executive Vice President
and Chief Financial Officer

Date: May 9, 2007	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer