Form 10-Q
period 2007-06-30
TYSON FOODS INC
filed 2007-08-08
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2007.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	287,220,776
Class B Common Stock, $0.10 Par Value (Class B stock)	70,023,488

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Sales	$6,958	$6,383	$20,017	$19,088
Cost of Sales	6,531	6,180	18,890	18,388
	427	203	1,127	700

Selling, General and Administrative	218	230	613	700
Other Charges	-	(2)	2	57

Operating Income (Loss)	209	(25)	512	(57)
Other (Income) Expense:
Interest income	(2)	(11)	(6)	(17)
Interest expense	57	74	176	189
Other, net	(7)	(12)	(12)	(13)
	48	51	158	159

Income (Loss) before Income Taxes	161	(76)	354	(216)
Income Tax Expense (Benefit)	50	(24)	118	(76)
Net Income (Loss)	$111	$(52)	$236	$(140)

Weighted Average Shares Outstanding:
Class A Basic	279	249	271	246
Class B Basic	70	96	77	99
Diluted	356	345	355	345

Earnings (Loss) Per Share:
Class A Basic	$0.32	$(0.15)	$0.69	$(0.41)
Class B Basic	$0.29	$(0.14)	$0.62	$(0.38)
Diluted	$0.31	$(0.15)	$0.66	$(0.41)

Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.120	$0.120
Class B	$0.036	$0.036	$0.108	$0.108

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)

	(Unaudited) June 30, 2007	September 30, 2006
Assets
Current Assets:
Cash and cash equivalents	$48	$28
Short-term investment	-	770
Accounts receivable, net	1,306	1,183
Inventories	2,201	2,057
Other current assets	97	149
Total Current Assets	3,652	4,187
Net Property, Plant and Equipment	3,697	3,945
Goodwill	2,512	2,512
Intangible Assets	128	136
Other Assets	327	341
Total Assets	$10,316	$11,121

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$150	$992
Trade accounts payable	997	942
Other current liabilities	802	912
Total Current Liabilities	1,949	2,846
Long-Term Debt	2,827	2,987
Deferred Income Taxes	405	495
Other Liabilities	452	353
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 300 million shares at June 30, 2007,
and 284 million shares at September 30, 2006	30	28
Class B-authorized 900 million shares:
issued 70 million shares at June 30, 2007,
and 86 million shares at September 30, 2006	7	9
Capital in excess of par value	1,833	1,835
Retained earnings	2,975	2,781
Accumulated other comprehensive income	37	17
	4,882	4,670
Less treasury stock, at cost-
12 million shares at June 30, 2007,
and 15 million shares at September 30, 2006	199	230
Total Shareholders’ Equity	4,683	4,440
Total Liabilities and Shareholders’ Equity	$10,316	$11,121

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$111	$(52)	$236	$(140)
Depreciation and amortization	130	130	386	383
Plant closing-related and other charges, net	(1)	(6)	(8)	46
Deferred income taxes and other, net	(26)	10	33	(111)
Net changes in working capital	(252)	(139)	(342)	(63)

Cash Provided by (Used for) Operating Activities	(38)	(57)	305	115

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(70)	(113)	(164)	(470)
Proceeds from sale of property, plant and equipment	57	1	65	14
Purchases of marketable securities	(38)	(51)	(117)	(169)
Proceeds from sale of marketable securities	40	101	119	180
Proceeds from sale (purchase) of short-term investment	-	-	770	(750)
Other, net	2	1	8	11

Cash Provided by (Used for) Investing Activities	(9)	(61)	681	(1,184)

Cash Flows From Financing Activities:
Net borrowing on revolving credit facilities	171	158	78	245
Payments on debt	(134)	(32)	(1,084)	(120)
Proceeds from notes offering	-	-	-	992
Purchases of treasury shares	(16)	(10)	(54)	(30)
Dividends	(14)	(14)	(42)	(41)
Stock options exercised	27	5	60	20
Increase in negative book cash balances	33	-	80	1
Other, net	(7)	7	(8)	11

Cash Provided by (Used for) Financing Activities	60	114	(970)	1,078

Effect of Exchange Rate Change on Cash	1	9	4	(5)

Increase in Cash and Cash Equivalents	14	5	20	4

Cash and Cash Equivalents at Beginning of Period	34	39	28	40

Cash and Cash Equivalents at End of Period	$48	$44	$48	$44

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

Management believes the accompanying consolidated condensed financial statements contain all adjustments, including normal recurring accruals and adjustments related to plant dispositions and employee termination benefits as disclosed in Note 2, necessary to present fairly its financial position as of June 30, 2007, and the results of operations and cash flows for each of the three and nine months ended June 30, 2007, and July 1, 2006. Results of operations and cash flows for each of the three and nine months ended June 30, 2007, and July 1, 2006, are not necessarily indicative of results to be expected for the full year.

RECLASSIFICATIONS

In fiscal 2007, the Company reclassified $1 million in negative book cash balances for the nine months ended July 1, 2006, from Net changes in working capital reported as Operating Activities to Other, net reported as Financing Activities in the Consolidated Condensed Statements of Cash Flows to conform with the current period presentation.

INVESTMENTS

The Company has investments in marketable debt securities of $107 million and $115 million as of June 30, 2007, and September 30, 2006, respectively, with maturities up to 49 years, classified in Other Assets in the Consolidated Condensed Balance Sheets. The Company has determined its marketable debt securities are available-for-sale investments. These investments are reported at fair value based on quoted market prices as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on sale of debt securities and declines in value determined to be other than temporary are recorded on a net basis in other income. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

In the second quarter of fiscal 2006, the Company issued $1.0 billion of 6.60% senior unsecured notes, which will mature on April 1, 2016. The Company’s short-term investment at September 30, 2006, included $750 million of proceeds from the issuance and earnings of $20 million on the investment. These funds were on deposit in an interest bearing account with a trustee. In the first quarter of fiscal 2007, the Company used the proceeds for repayment of its outstanding $750 million 7.25% Notes, which were due October 1, 2006, and remaining proceeds were used for general corporate purposes.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in funded status in the year in which the changes occur through other comprehensive income. This standard also requires companies to measure the funded status of a plan as of the date of its annual consolidated balance sheet, with limited exceptions. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006; therefore, the Company expects to adopt SFAS No. 158 at the end of fiscal 2007. Based upon information available as of June 30, 2007, the Company expects an increase in assets of $6 million, a decrease in liabilities of $9 million, an increase in deferred income taxes payable of $6 million and an increase of $9 million to accumulated other comprehensive income when SFAS No. 158 is adopted.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006; therefore, the Company expects to adopt SAB 108 at the end of fiscal 2007. The Company does not expect the impact of adopting SAB 108 to be material.

NOTE 2: DISPOSITIONS AND OTHER CHARGES

In May 2007, the Company announced the completion of the sale of two of its Alabama poultry plants and related support facilities. As part of strategic efforts to reduce the production of commodity chicken, the Company sold its processing plants in Ashland and Gadsden, which also included a nearby feed mill and two hatcheries. These facilities employed approximately 1,200 employees, of which approximately 800 were hired by the acquiring company, while the remaining employees were offered the opportunity to transfer to other Tyson operations in Alabama. The Company recorded a gain of $10 million on the sale in the third quarter of fiscal 2007. The gain was recorded in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Cost of Sales.

In July 2006, the Company announced its decision to implement a $200 million Cost Management Initiative as part of a strategy to return to profitability. The cost reductions include staffing costs, consulting and professional fees, sales and marketing costs and other expenses. In the fourth quarter of fiscal 2006, the Company recorded charges of approximately $9 million for employee termination benefits resulting from the termination of approximately 400 employees. Of these charges, $4 million, $3 million, $1 million and $1 million, respectively, were included in the Chicken, Beef, Pork and Prepared Foods segments’ Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Other Charges in the period ending September 30, 2006. In the first quarter of fiscal 2007, the Company recorded an additional $1 million for employee termination benefits. Of these charges, $0.5 million was included in each of the Chicken and Beef segments’ Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Other Charges. As of June 30, 2007, approximately $9 million of employee termination benefits had been paid. Employee termination benefits are expected to be fully paid through September 2007. No material adjustments to the accrual are anticipated.

In February 2006, the Company announced its decision to close its Norfolk, Nebraska, beef processing plant and its West Point, Nebraska, beef slaughter plant. These facilities closed in February 2006. Production from these facilities was shifted primarily to the Company’s beef complex in Dakota City, Nebraska. Combined, these two facilities employed approximately 1,665 employees. Plants and related property are currently offered for sale. In the second quarter of fiscal 2006, the Company recorded charges of $36 million for estimated impairment charges and $9 million of other closing costs. Additionally, in the third and fourth quarters of fiscal 2006, the Company recorded additional charges of $2 million related to estimated impairment charges. Other closing costs include $5 million for employee termination benefits and $4 million in other plant closing related liabilities. These amounts were reflected in the Beef segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Other Charges. The Company has fully paid its estimated employee termination benefits and other plant closing related liabilities. No material adjustments to the accrual are anticipated.

In January 2006, the Company announced its decision to close two of its processed meats facilities in northeast Iowa. The Independence and Oelwein plants, which produced chopped ham and sliced luncheon meats, closed in March 2006. Combined, these two facilities employed approximately 400 employees. Equipment from these facilities was removed and either sold or used at other Tyson locations, while the plants and related property are currently offered for sale. In the second quarter of fiscal 2006, the Company recorded charges of $12 million for estimated impairment charges and $2 million for employee termination benefits. In the third quarter of fiscal 2006, the Company reversed approximately $1 million related to employee termination benefits. These amounts were reflected in the Prepared Foods segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Other Charges. The Company has fully paid its estimated employee termination benefits. No material adjustments to the accrual are anticipated.

NOTE 3: FINANCIAL INSTRUMENTS

The Company purchases certain commodities, such as grains, livestock and natural gas, in the course of normal operations. As part of the Company’s commodity risk management activities, the Company uses derivative financial instruments, primarily futures and options, to reduce its exposure to various market risks related to these purchases. Contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is accounted for as a hedge, changes in the fair value of the instrument will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings as a component of cost of sales.

The Company had derivative related balances of $9 million and $11 million recorded in other current assets at June 30, 2007, and September 30, 2006, respectively, and $35 million and $23 million in other current liabilities at June 30, 2007, and September 30, 2006, respectively.

Cash flow hedges: The Company uses derivatives to moderate the financial and commodity market risks of its business operations. Derivative products, such as futures and options, are designated to be a hedge against changes in the amount of future cash flows related to commodities procurement.

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income in Shareholders’ Equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges, when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. Ineffectiveness related to the Company’s cash flow hedges was not significant during the three and nine months ended June 30, 2007, and July 1, 2006.

Derivative products related to grain procurement that meet the criteria for hedge accounting, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement. The Company does not purchase derivative products related to grain procurement in excess of its physical grain consumption requirements. There were $4 million of net after tax losses, recorded in accumulated other comprehensive income at June 30, 2007, related to cash flow hedges. These losses will be recognized within the next 12 months. Of these losses, the portion resulting from the Company’s open hedge positions was an after tax loss of $7 million as of June 30, 2007. The Company generally does not hedge cash flows related to commodities beyond 12 months.

Fair value hedges: The Company designates certain futures contracts as fair value hedges of firm commitments to purchase market hogs for slaughter and natural gas for the operation of its plants. From time to time, the Company also enters into foreign currency forward contracts to hedge changes in the fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies; however, the fair value of the foreign exchange contracts was not significant as of June 30, 2007. The changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness related to the Company’s fair value hedges was not significant during the three and nine months ended June 30, 2007, and July 1, 2006.

During fiscal 2006, the Company discontinued the use of hedge accounting for certain financial instruments in place to hedge forward cattle purchases. Hedge accounting was discontinued to provide a natural offset to the gains and losses resulting from the Company’s derivatives tied to its forward fixed price sales of boxed beef, as this activity does not qualify for hedge accounting.

Undesignated positions: The Company holds positions as part of its risk management activities, primarily futures and options for grains, livestock and natural gas, for which it does not apply hedge accounting, but instead marks these positions to fair value through earnings at each reporting date. Changes in market value of derivatives used in the Company’s risk management activities surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. Changes in market value of derivatives used in the Company’s risk management activities surrounding forward sales contracts are recorded in sales. The Company generally does not enter into undesignated positions beyond 18 months. The Company recognized pretax net losses in cost of sales of approximately $9 million and pretax net gains of $58 million for the three and nine months ended June 30, 2007, respectively, and for the three and nine months ended July 1, 2006, the Company recognized pretax net gains of $3 million and $6 million, respectively, related to grain positions for which it did not apply hedge accounting.

The Company enters into certain forward sales of boxed beef and boxed pork and forward purchases of cattle at fixed prices. The fixed price sales contracts lock in the proceeds from a sale in the future and the fixed cattle purchases lock in the cost. However, the cost of the livestock and the related boxed beef and pork market prices at the time of the sale or purchase could vary from this fixed price. In order to mitigate a portion of this risk, as fixed forward sales of boxed beef and pork and forward purchases of cattle are entered into, the Company also enters into the appropriate number of livestock futures positions. Changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date, even though the economic impact of the Company’s fixed prices being above or below the market price is only realized at the time of sale or purchase. In connection with these livestock futures, the Company recorded realized and unrealized net gains of $24 million and $14 million for the three and nine months ended June 30, 2007, respectively, which included an unrealized pretax loss on open mark-to-market futures positions of approximately $7 million as of June 30, 2007. Realized and unrealized net losses recorded in the three and nine months ended July 1, 2006, related to livestock futures positions were $14 million and $28 million, respectively.

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

	June 30,	September 30,
	2007	2006
Processed products	$1,297	$1,192
Livestock	596	571
Supplies and other	308	294
Total inventory	$2,201	$2,057

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	June 30,	September 30,
	2007	2006
Land	$109	$114
Buildings and leasehold improvements	2,470	2,453
Machinery and equipment	4,312	4,270
Land improvements and other	204	202
Buildings and equipment under construction	240	279
	7,335	7,318
Less accumulated depreciation	3,638	3,373
Net property, plant and equipment	$3,697	$3,945

NOTE 6:  OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	June 30,	September 30,
	2007	2006
Accrued salaries, wages and benefits	$237	$280
Self-insurance reserves	260	265
Other	305	367
Total other current liabilities	$802	$912

NOTE 7:  LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

		June 30,	September 30,
	Maturity	2007	2006

Revolving Credit Facility	2010	$-	$-
Senior notes
(rates ranging from 6.85% to 8.25%)	2010–2028	2,477	3,388
Lakeside Term Loan (6.32% effective rate at 6/30/07 and 6.36%
effective rate at 9/30/06)	2008	195	345
Accounts Receivable Securitization (5.98% effective rate)	2007, 2009	237	159
Leveraged equipment loans
(rates ranging from 4.67% to 5.18%)	2007–2008	19	38
Other	Various	49	49
Total debt		2,977	3,979
Less current debt		150	992
Total long-term debt		$2,827	$2,987

The Company has an unsecured revolving credit facility, which expires in September 2010, totaling $1.0 billion that supports the Company’s short-term funding needs and letters of credit. At June 30, 2007, the Company had outstanding letters of credit totaling approximately $268 million, none of which were drawn upon, issued primarily in support of workers’ compensation insurance programs and derivative activities. The amount available as of June 30, 2007, was $732 million.

Lakeside Farm Industries, Ltd. (Lakeside), a wholly-owned subsidiary of the Company, has an unsecured three-year term agreement (Lakeside Term Loan) with the principal balance due September 2008. The agreement provides for interest rates ranging from LIBOR plus 0.4 percent to LIBOR plus one percent depending on the Company’s debt rating. Interest payments are made at least quarterly.

At June 30, 2007, the Company had a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables consisting of $375 million expiring in August 2007 and $375 million expiring in August 2009. On August 8, 2007, the Company extended the expiration dates under the receivables purchase agreement to provide that $375 million in commitments under the agreement expire in August 2008 and the other $375 million in commitments expire in August 2010. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of the Company’s accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company. TRC has its own creditors entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC’s equity holder. At June 30, 2007, there was $118.5 million outstanding under the receivables purchase agreement expiring in August 2007 and $118.5 million under the agreement expiring in August 2009.

In the second quarter of fiscal 2006, the Company issued $1.0 billion of senior unsecured notes, which will mature on April 1, 2016 (2016 Notes). The 2016 Notes carried an initial 6.60% interest rate, with interest payments due semi-annually on April 1 and October 1. In the first quarter of fiscal 2007, the Company used $750 million of the proceeds for the repayment of its outstanding $750 million 7.25% Notes due October 1, 2006.

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

Also as disclosed in Form 10-K, on September 18, 2006, Tyson Fresh Meats, Inc. (TFM), a wholly-owned subsidiary of the Company, guaranteed the 2016 Notes. This guarantee does not extend to the other unsecured senior notes of the Company. Moody’s and S&P did not change the July 2006 credit ratings applicable to the 2016 Notes. However, Moody’s issued a new credit rating of “Ba2,” and S&P issued a new credit rating of “BB+” related to the other unsecured senior notes not guaranteed by TFM. These new ratings did not impact the interest rate applicable to the 2016 Notes. However, other interest expense and related fees for other debt will increase by less than $3 million per year.

The Company’s debt agreements contain various covenants, the most restrictive of which contain maximum allowed leverage ratios and a minimum required interest coverage ratio. The Company was in compliance with all covenants at June 30, 2007.

The Company guarantees debt of outside third parties, which include a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt range from one to 10 years and the maximum potential amount of future payments as of June 30, 2007, was $74 million. The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $73 million, of which, approximately $26 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered to be probable. At June 30, 2007, and September 30, 2006, no liabilities for guarantees were recorded.

The Company has fully and unconditionally guaranteed $250 million of senior notes issued by TFM. Additionally, the Company has fully and unconditionally guaranteed $195 million related to the Lakeside Term Loan.

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

Condensed Consolidating Statement of Operations for the three months ended June 30, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$-	$3,966	$3,200	$(208)	$6,958
Cost of Sales	-	3,857	2,882	(208)	6,531
	-	109	318	-	427
Operating Expenses:
Selling, general and administrative	38	39	141	-	218
Other charges	-	-	-	-	-
Operating Income (Loss)	(38)	70	177	-	209

Other (Income) Expense:
Interest expense, net	46	7	2	-	55
Other, net	-	(7)	-	-	(7)
Equity in net earnings of subsidiaries	(168)	(15)	-	183	-
	(122)	(15)	2	183	48

Income before Income Taxes	84	85	175	(183)	161
Income Tax Expense (Benefit)	(27)	22	55	-	50
Net Income	$111	$63	$120	$(183)	$111

Condensed Consolidating Statement of Operations for the three months ended July 1, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$(1)	$3,587	$2,978	$(181)	$6,383
Cost of Sales	2	3,532	2,827	(181)	6,180
	(3)	55	151	-	203
Operating Expenses:
Selling, general and administrative	25	55	150	-	230
Other charges	-	-	(2)	-	(2)
Operating Income (Loss)	(28)	-	3	-	(25)

Other (Income) Expense:
Interest expense, net	53	8	2	-	63
Other, net	3	(3)	(12)	-	(12)
Equity in net earnings of subsidiaries	(5)	(8)	-	13	-
	51	(3)	(10)	13	51

Income (Loss) before Income Taxes	(79)	3	13	(13)	(76)
Income Tax Expense (Benefit)	(27)	3	-	-	(24)
Net Income (Loss)	$(52)	$-	$13	$(13)	$(52)

Condensed Consolidating Statement of Operations for the nine months ended June 30, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$23	$11,326	$9,255	$(587)	$20,017
Cost of Sales	(64)	11,075	8,466	(587)	18,890
	87	251	789	-	1,127
Operating Expenses:
Selling, general and administrative	92	128	393	-	613
Other charges	1	1	-	-	2
Operating Income (Loss)	(6)	122	396	-	512

Other (Income) Expense:
Interest expense, net	139	23	8	-	170
Other, net	(1)	(27)	16	-	(12)
Equity in net earnings of subsidiaries	(332)	(32)	-	364	-
	(194)	(36)	24	364	158

Income before Income Taxes	188	158	372	(364)	354
Income Tax Expense (Benefit)	(48)	42	124	-	118
Net Income	$236	$116	$248	$(364)	$236

Condensed Consolidating Statement of Operations for the nine months ended July 1, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$-	$10,594	$9,039	$(545)	$19,088
Cost of Sales	4	10,613	8,316	(545)	18,388
	(4)	(19)	723	-	700
Operating Expenses:
Selling, general and administrative	95	151	454	-	700
Other charges	-	45	12	-	57
Operating Income (Loss)	(99)	(215)	257	-	(57)

Other (Income) Expense:
Interest expense, net	139	27	6	-	172
Other, net	(3)	(2)	(8)	-	(13)
Equity in net earnings of subsidiaries	(12)	(14)	-	26	-
	124	11	(2)	26	159

Income (Loss) before Income Taxes	(223)	(226)	259	(26)	(216)
Income Tax Expense (Benefit)	(83)	(84)	91	-	(76)
Net Income (Loss)	$(140)	$(142)	$168	$(26)	$(140)

Condensed Consolidating Balance Sheet as of June 30, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$4	$1	$43	$-	$48
Accounts receivable, net	3	461	1,595	(753)	1,306
Inventories	-	621	1,580	-	2,201
Other current assets	118	12	20	(53)	97
Total Current Assets	125	1,095	3,238	(806)	3,652
Net Property, Plant and Equipment	45	1,030	2,622	-	3,697
Goodwill	-	1,526	986	-	2,512
Intangible Assets	-	58	70	-	128
Other Assets	141	111	139	(64)	327
Investment in subsidiaries	8,226	1,001	-	(9,227)	-
Total Assets	$8,537	$4,821	$7,055	$(10,097)	$10,316
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$133	$-	$17	$-	$150
Trade accounts payable	100	456	441	-	997
Other current liabilities	975	123	510	(806)	802
Total Current Liabilities	1,208	579	968	(806)	1,949
Long-Term Debt	2,367	257	203	-	2,827
Deferred Income Taxes	-	164	305	(64)	405
Other Liabilities	279	94	79	-	452
Shareholders’ Equity	4,683	3,727	5,500	(9,227)	4,683
Total Liabilities and Shareholders’ Equity	$8,537	$4,821	$7,055	$(10,097)	$10,316

Condensed Consolidating Balance Sheet as of September 30, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$1	$25	$-	$28
Short-term investment	770	-	-	-	770
Accounts receivable, net	3	391	1,562	(773)	1,183
Inventories	-	611	1,446	-	2,057
Other current assets	37	79	84	(51)	149
Total Current Assets	812	1,082	3,117	(824)	4,187
Net Property, Plant and Equipment	93	1,120	2,732	-	3,945
Goodwill	-	1,526	986	-	2,512
Intangible Assets	-	60	76	-	136
Other Assets	177	129	116	(81)	341
Investment in subsidiaries	7,899	944	-	(8,843)	-
Total Assets	$8,981	$4,861	$7,027	$(9,748)	$11,121
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$851	$125	$16	$-	$992
Trade accounts payable	28	475	439	-	942
Other current liabilities	1,084	153	499	(824)	912
Total Current Liabilities	1,963	753	954	(824)	2,846
Long-Term Debt	2,371	257	359	-	2,987
Deferred Income Taxes	-	178	398	(81)	495
Other Liabilities	207	80	66	-	353
Shareholders’ Equity	4,440	3,593	5,250	(8,843)	4,440
Total Liabilities and Shareholders’ Equity	$8,981	$4,861	$7,027	$(9,748)	$11,121

Condensed Consolidating Statement of Cash Flows for the three months ended June 30, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(126)	$115	$(27)	$-	$(38)
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1)	(8)	(61)	-	(70)
Sale of marketable securities, net	-	-	2	-	2
Other, net	25	(10)	44	-	59
Cash Provided by (Used for) Investing Activities	24	(18)	(15)	-	(9)
Cash Flows From Financing Activities:
Net change in debt	162	(2)	(123)	-	37
Purchase of treasury shares	(16)	-	-	-	(16)
Dividends	(14)	-	-	-	(14)
Stock options exercised and other	37	15	1	-	53
Net change in intercompany balances	(67)	(109)	176	-	-
Cash Provided by (Used for) Financing Activities	102	(96)	54	-	60
Effect of Exchange Rate Change on Cash	-	-	1	-	1
Increase in Cash and Cash Equivalents	-	1	13	-	14
Cash and Cash Equivalents at Beginning of Period	4	-	30	-	34
Cash and Cash Equivalents at End of Period	$4	$1	$43	$-	$48

Condensed Consolidating Statement of Cash Flows for the three months ended July 1, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(31)	$(32)	$6	$-	$(57)
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	(69)	(44)	-	(113)
Sale of marketable securities, net	-	-	50	-	50
Other, net	1	-	1	-	2
Cash Provided by (Used for) Investing Activities	1	(69)	7	-	(61)
Cash Flows From Financing Activities:
Net change in debt	133	(6)	(1)	-	126
Purchase of treasury shares	(10)	-	-	-	(10)
Dividends	(14)	-	-	-	(14)
Stock options exercised and other	(17)	21	8	-	12
Net change in intercompany balances	(49)	86	(37)	-	-
Cash Provided by (Used for) Financing Activities	43	101	(30)	-	114
Effect of Exchange Rate Change on Cash	-	-	9	-	9
Increase (Decrease) in Cash and Cash Equivalents	13	-	(8)	-	5
Cash and Cash Equivalents at Beginning of Period	3	1	35	-	39
Cash and Cash Equivalents at End of Period	$16	$1	$27	$-	$44

Condensed Consolidating Statement of Cash Flows for the nine months ended June 30, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(126)	$203	$253	$(25)	$305
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(14)	(21)	(129)	-	(164)
Proceeds from sale of short-term investment	770	-	-	-	770
Sale of marketable securities, net	-	-	2	-	2
Other, net	83	17	(27)	-	73
Cash Provided by (Used for) Investing Activities	839	(4)	(154)	-	681
Cash Flows From Financing Activities:
Net change in debt	(721)	(2)	(283)	-	(1,006)
Purchase of treasury shares	(54)	-	-	-	(54)
Dividends	(42)	-	(25)	25	(42)
Stock options exercised and other	128	4	-	-	132
Net change in intercompany balances	(22)	(201)	223	-	-
Cash Used for Financing Activities	(711)	(199)	(85)	25	(970)
Effect of Exchange Rate Change on Cash	-	-	4	-	4
Increase in Cash and Cash Equivalents	2	-	18	-	20
Cash and Cash Equivalents at Beginning of Period	2	1	25	-	28
Cash and Cash Equivalents at End of Period	$4	$1	$43	$-	$48

Condensed Consolidating Statement of Cash Flows for the nine months ended July 1, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(201)	$(45)	$361	$-	$115
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	(183)	(287)	-	(470)
Purchase of short-term investment	(750)	-	-	-	(750)
Sale of marketable securities, net	-	-	11	-	11
Other, net	36	4	(15)	-	25
Cash Used for Investing Activities	(714)	(179)	(291)	-	(1,184)
Cash Flows From Financing Activities:
Net change in debt	1,205	(98)	10	-	1,117
Purchase of treasury shares	(30)	-	-	-	(30)
Dividends	(41)	-	-	-	(41)
Stock options exercised and other	15	6	11	-	32
Net change in intercompany balances	(224)	316	(92)	-	-
Cash Provided by (Used for) Financing Activities	925	224	(71)	-	1,078
Effect of Exchange Rate Change on Cash	-	-	(5)	-	(5)
Increase (Decrease) in Cash and Cash Equivalents	10	-	(6)	-	4
Cash and Cash Equivalents at Beginning of Period	6	1	33	-	40
Cash and Cash Equivalents at End of Period	$16	$1	$27	$-	$44

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

Wage and Hour/ Labor Matters:  In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including the Company, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of the Company's processing facilities. On May 9, 2002, a civil complaint was filed against the Company in the U.S. District Court for the Northern District of Alabama, Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. The complaint alleges the Company violated the overtime provisions of the federal Fair Labor Standards Act (FLSA) at the Company's chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor indicated in discovery the case seeks to require the Company to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, an additional amount in unspecified liquidated damages and an injunction against future violations at that facility and all other chicken processing facilities operated by the Company. The Company filed a motion for partial summary judgment on July 23, 2007. Although no date has been set, the trial of this matter is likely to occur within the next year.

Several private lawsuits are pending against the Company alleging that Tyson failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the FLSA. These lawsuits include M.H. Fox, et al. v. Tyson Foods, Inc. (Fox), filed on June 22, 1999 in the U.S. District Court for the Northern District of Alabama, and De Asencio v. Tyson Foods, Inc. (DeAsencio), filed on August 22, 2000 in the U.S. District Court for the Eastern District of Pennsylvania. Each of these matters involves similar allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. Plaintiffs seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked. Plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. In Fox, the District Court denied class certification on November 16, 2006 and ordered the cases of the ten named plaintiffs in the matter to proceed individually in the home jurisdictions of the named plaintiffs. In DeAsencio, plaintiffs appealed a jury verdict and final judgment entered in the Company’s favor on June 22, 2006, in the District Court. The parties are awaiting a ruling by the U.S. Court of Appeals for the Third Circuit.

In addition to Fox and DeAsencio, additional private lawsuits were filed against the Company since the beginning of fiscal 2007 which allege Tyson failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the FLSA. These lawsuits are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S. Dist. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E. Dist. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W. Dist. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, March 5, 2007); and Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, May 23, 2007). Similar to Fox and DeAsencio, each of these matters involves allegations employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. Plaintiffs seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked. Plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, the Company filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation.

On November 21, 2002, a lawsuit titled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc., was filed in the U.S. District Court for the Middle District of Tennessee. Ten current and former hourly employees of TFM’s case-ready facility in Goodlettsville, Tennessee, filed a complaint claiming the defendants violated the overtime provisions of the FLSA by failing to pay employees for all hours worked. The suit further alleges employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period. Finally, the suit alleges the Company deducts 30 minutes per day from employees' paychecks regardless of whether employees obtain a full 30-minute period for their meal. Plaintiffs seek a declaration the defendants did not comply with the FLSA, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs. On November 17, 2003, the District Court conditionally certified a collective action based on clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001. Approximately 573 current and former employees have opted into the class. Trial is set to begin on April 15, 2008.

NOTE 9: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for pension and other postretirement benefit plans recognized in the Consolidated Condensed Statements of Operations were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Service cost	$1	$1	$-	$1
Interest cost	2	2	1	1
Amortization of prior service cost (benefit)	1	1	(1)	(1)
Expected return on plan assets	(2)	(2)	-	-
Net periodic benefit cost	$2	$2	$-	$1

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Service cost	$4	$4	$-	$1
Interest cost	5	5	3	3
Amortization of prior service cost (benefit)	1	1	(2)	(2)
Expected return on plan assets	(5)	(5)	-	-
Recognized actuarial loss	1	-	-	-
Net periodic benefit cost	$6	$5	$1	$2

NOTE 10: INCOME TAXES

The effective tax rate for the third quarter and nine months of fiscal 2007 was 31.2% and 33.3%, respectively, as compared to 32.4% and 35.3%, respectively, for the same periods of fiscal 2006. The effective rate for the third quarter and nine months of fiscal 2007 was impacted by such items as state income taxes, the Domestic Production Deduction (DPD), general business credits, an adjustment for current and prior year Extraterritorial Income Exclusion (ETI), reversal of valuation allowances and certain nondeductible and nontaxable items. On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004. This law provides for repeal of the ETI deduction and replacement with a DPD. Phase out of the ETI deduction for fiscal 2007 allowed the Company to take 60% of the prior law deduction for the first quarter of fiscal 2007 and no deduction for the remainder of the year. In addition, the Company’s production income qualifies for the DPD which will be phased in through fiscal 2011 and provides for a deduction of between 3% and 9% of qualifying domestic production income. For fiscal 2007, the deduction will be 3% of qualified income. On December 20, 2006, the President signed into law the Tax Relief and Health Care Act of 2006 which provides for the retroactive extension of certain general business credits that expired on December 31, 2005. As a result, in the first quarter of fiscal 2007, the Company recognized $4 million of credits relating to fiscal 2006. For the third quarter and nine months of fiscal 2006, the tax benefit was computed using the fiscal 2006 year to date effective tax rate rather than an estimated annual effective tax rate.

NOTE 11:  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Numerator:
Net income (loss)	$111	$(52)	$236	$(140)
Less Dividends:
Class A ($0.040/share/quarter)	12	11	34	31
Class B ($0.036/share/quarter)	2	4	8	11
Undistributed earnings (losses)	$97	$(67)	$194	$(182)

Class A undistributed earnings (losses)	78	(49)	155	(134)
Class B undistributed earnings (losses)	19	(18)	39	(48)
Total undistributed earnings (losses)	$97	$(67)	$194	$(182)

Denominator:
Denominator for basic earnings (loss) per share:
Class A weighted average shares	279	249	271	246
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	70	96	77	99
Effect of dilutive securities:
Stock options and restricted stock	7	-	7	-
Denominator for diluted earnings per
share – adjusted weighted average
shares and assumed conversions	356	345	355	345

Class A Basic earnings (loss) per share	$0.32	$(0.15)	$0.69	$(0.41)
Class B Basic earnings (loss) per share	$0.29	$(0.14)	$0.62	$(0.38)
Diluted earnings (loss) per share	$0.31	$(0.15)	$0.66	$(0.41)

There were no antidilutive shares for the quarter ended June 30, 2007. Approximately six million of the Company’s option shares were antidilutive for the nine months ended June 30, 2007, and 29 million were antidilutive for both the quarter and nine months ended July 1, 2006. These shares were not included in the dilutive earnings per share calculation.

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

NOTE 12:  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net income (loss)	$111	$(52)	$236	$(140)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	15	(6)	20	(9)
Investments unrealized loss	(1)	-	-	-
Net hedging unrealized gain (loss)	(8)	-	19	3
Net hedging unrealized (gain) loss reclassified to cost of sales	(12)	1	(19)	6
Total comprehensive income (loss)	$105	$(57)	$256	$(140)

The related tax effects allocated to the components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Income tax benefit (expense):
Net hedging unrealized gain (loss)	$5	$-	$(12)	$(2)
Net hedging unrealized (gain) loss reclassified to cost of sales	7	-	12	(3)
Total income tax benefit (expense)	$12	$-	$-	$(5)

NOTE 13:  SEGMENT REPORTING

The Company operates in four segments: Chicken, Beef, Pork and Prepared Foods. The Company measures segment profit as operating income.

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

Other includes the Company’s transportation and warehousing operations and other miscellaneous activities.

Information on segments and a reconciliation to income (loss) before income taxes are as follows, (in millions):

	Three Months Ended			Nine Months Ended
	June 30,		July 1,	June 30,		July 1,
	2007		2006	2007		2006
Sales:
Chicken	$2,068		$1,922	$6,065		$5,968
Beef	3,362		3,032	9,431		8,804
Pork	853		754	2,485		2,275
Prepared Foods	666		661	2,004		1,995
Other	9		14	32		46
Total Sales	$6,958		$6,383	$20,017		$19,088

Operating Income (Loss):
Chicken	$95	(a)	$(59)	$229	(a)	$73
Beef	33		(10)	34		(262)	(c)
Pork	37		12	111		32
Prepared Foods	26		13	77	(b)	46	(d)
Other	18		19	61		54
Total Operating Income (Loss)	209		(25)	512		(57)

Other Expense	48		51	158		159

Income (Loss) before Income Taxes	$161		$(76)	$354		$(216)

a.	Includes gain of $10 million related to the sale of the Gadsden, Alabama, and Ashland, Alabama, facilities.
b.	Includes charges of $6 million related to an intangible asset impairment.
c.	Includes charges of $44 million related to the closings of the Norfolk, Nebraska, and West Point, Nebraska, facilities.
d.	Includes charges of $13 million related to the closings of the Independence, Iowa, and Oelwein, Iowa, facilities.

The Beef segment had sales of $32 million and $28 million in the third quarter of fiscal years 2007 and 2006, respectively, and sales of $81 million and $69 million in the nine months of fiscal years 2007 and 2006, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $137 million and $112 million in the third quarter of fiscal years 2007 and 2006, respectively, and sales of $392 million and $344 million in the nine months of fiscal years 2007 and 2006, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

NOTE 14:  CAPITAL STRUCTURE

During the third quarter and nine months of fiscal 2007, Tyson Limited Partnership converted 0.2 million and 15.9 million shares, respectively, of Class B stock to Class A stock on a one-for-one basis.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Tyson Foods is the world’s largest meat protein company and the second largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. Tyson produces, distributes and markets chicken, beef, pork, prepared foods and related allied products. The Company’s operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors that influence the Company’s business are customer demand for the Company’s products, the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace, accessibility of international markets, market prices for the Company’s chicken, beef and pork products, the cost of live cattle and hogs, raw materials and grain and operating efficiencies of the Company’s facilities.

Earnings for the third quarter of fiscal 2007 were $111 million or $0.31 per diluted share, compared to a loss of $52 million or $0.15 per diluted share in the same period last year. Earnings for the nine months of fiscal 2007 were $236 million or $0.66 per diluted share, compared to a loss of $140 million or $0.41 per diluted share in the same period last year. Operating loss for the nine months of fiscal 2006 include charges of $59 million, or $0.11 per diluted share, related to beef and prepared foods plant closings.

Sales and operating income for the nine months of fiscal 2007 increased $929 million and $569 million, respectively, compared to the same period last year, primarily driven by higher average sales prices and improved operating cost efficiencies. Chicken operating results improved despite substantial increases in grain costs, which were partially offset by the Company’s commodity risk management activities related to its grain purchases. The Company’s Beef and Pork operating results also improved, primarily driven by increased average sales prices, prior year plant rationalizations, operating cost efficiencies and yield improvements. Prepared Foods operating results were also positively impacted by increased average sales prices. The Company continued to realize cost savings in the third quarter of fiscal 2007 related to its Cost Management Initiative.

Outlook

The Company estimates fiscal 2007 diluted earnings per share of $0.82 to $0.92. While we expect grain costs in the fourth quarter of fiscal 2007 to be level with the third quarter of fiscal 2007, recent softening of breast meat pricing could impact operating margins. Cattle supplies should be adequate for the remainder of the fiscal year and beef export markets should be better by the end of calendar 2007. Seasonal pork supplies should tighten, causing a slightly lower capacity utilization, which will put pressure on operating margins. The Company has surpassed the original $200 million Cost Management Initiative goal for 2007 and anticipates exceeding $250 million by the end of the fiscal year. Additionally, the Company expects to realize increased spending in the fourth quarter related to its “Thank You, Mom” advertising campaign, which was launched in the third quarter.

Third Quarter of Fiscal 2007 vs. Third Quarter of Fiscal 2006

Sales increased $575 million, or 9.0%. A 13.5% increase in average sales prices contributed to a $797 million increase in sales, partially offset by a 4.0% sales volume decline which resulted in a sales decrease of $222 million. The Company’s sales volume decline is due primarily to lower sales volumes in the Chicken and Beef segments, partially offset by an increase in the Pork segment. Additionally, third quarter fiscal 2007 sales include realized and unrealized net losses of $4 million as compared to net gains of $42 million recorded in the same period last year from the Company’s commodity risk management activities related to its fixed forward boxed beef and pork sales, excluding the related impact from the physical sale transactions.

As a percent of sales, cost of sales decreased from 96.8% to 93.9%, primarily due to an increase in average sales prices. Cost of sales increased $351 million. An increase in costs contributed to a $563 million increase in cost of sales, partially offset by $212 million decrease in sales volumes. The increase in costs is primarily due to higher average live cattle and hog prices, as well as increased net grain costs of $113 million in the Chicken segment. The increase in net grain costs includes $120 million of increased grain costs, partially offset by realized and unrealized net gains of $11 million as compared to net gains of $4 million in the same period last year from the Company’s commodity risk management activities related to its grain purchases. Additionally, third quarter fiscal 2007 includes realized and unrealized net gains of $23 million, compared to net losses of $54 million recorded in the same period last year from the Company’s commodity risk management activities related to its forward futures contracts for live cattle and hog purchases, excluding the related impact from the physical purchase transactions.

Selling, general and administrative expenses decreased $12 million or 5.2%. As a percent of sales, selling, general and administrative expenses decreased from 3.6% to 3.1%. The decrease was primarily due to a decrease in advertising expenses and sales promotions of approximately $10 million, favorable investment returns of approximately $10 million on company-owned life insurance, as well as various other reductions. These decreases were partially offset by a software abandonment of $5 million.

Interest income decreased $9 million. In fiscal 2006 interest was earned on the $750 million short-term investment held on deposit with a trustee that was used for the repayment of the 7.25% Notes that matured on October 1, 2006.

Interest expense decreased $17 million or 23.0%, primarily resulting from a 25.6% decrease in the Company’s average total debt. The average total debt decreased approximately 9.1% when adjusted for the $750 million short-term investment.

The effective tax rate for the third quarter of fiscal 2007 was 31.2%, compared to 32.4% in the third quarter of fiscal 2006. The effective rate for the third quarter of fiscal 2007 was impacted by state income taxes, the Domestic Production Deduction (DPD), an adjustment for prior year Extraterritorial Income Exclusion (ETI), general business credits, reversal of valuation allowances and certain nondeductible and nontaxable items. The American Jobs Creation Act of 2004 (the AJC Act) provides for repeal of the ETI deduction and replacement with a DPD. Phase out of the ETI deduction for fiscal 2007 does not allow the Company to take a prior law deduction for the third quarter of fiscal 2007. The Company qualifies for a DPD equal to 3% of qualifying domestic production income. For the third quarter fiscal 2006, the tax benefit was computed using the fiscal 2006 year to date effective tax rate rather than an estimated annual effective tax rate.

Segment Results

Information on segments is as follows (in millions):

	Three Months Ended
	Sales June 30, 2007	Sales July 1, 2006	Sales Change	Volume Change	Average Sales Price Change
Chicken	$2,068	$1,922	$146	(9.5)%	18.8%
Beef	3,362	3,032	330	(1.9)%	13.0%
Pork	853	754	99	6.5%	6.1%
Prepared Foods	666	661	5	(5.0)%	6.0%
Other	9	14	(5)	n/a	n/a
Total	$6,958	$6,383	$575	(4.0)%	13.5%

	Three Months Ended
	Operating Income June 30, 2007	Operating Income (Loss) July 1, 2006	Operating Income (Loss) Change	Operating Margin June 30, 2007	Operating Margin July 1, 2006
Chicken	$95	$(59)	$154	4.6%	(3.1)%
Beef	33	(10)	43	1.0%	(0.3)%
Pork	37	12	25	4.3%	1.6%
Prepared Foods	26	13	13	3.9%	2.0%
Other	18	19	(1)	n/a	n/a
Total	$209	$(25)	$234	3.0%	(0.4)%

Chicken segment sales increased $146 million. The increase was due primarily to an 18.8% increase in average sales prices, partially offset by a 9.5% sales volume decline evenly attributable to the following three items: the sale of two poultry plants and the closure of a poultry plant in fiscal 2006 due to a fire; reduced leg quarter volumes; and planned productions cuts. Operating income increased $154 million. The operating results were positively impacted by increased sales despite a decline in volumes, but were adversely impacted by increased net grain costs of $113 million. The change in net grain costs includes $120 million of increased grain costs, partially offset by realized and unrealized net gains of $11 million as compared to net gains of $4 million recorded in the same period last year from the Company’s commodity risk management activities related to its grain purchases. In the third quarter of fiscal 2007, the Company recognized a gain of $10 million related to the sale of two poultry plants and related support facilities.

Beef segment sales increased $330 million. The increase was due primarily to a 13.0% increase in average sales prices, partially offset by a 1.9% sales volume decline. Operating income increased $43 million. Operating results were positively impacted by higher average sales prices, prior year plant rationalizations, operating cost efficiencies and yield improvements, partially offset by higher average live prices. Operating income includes realized and unrealized net gains of $20 million, compared to net losses of $19 million recorded in the same period last year, from the Company’s commodity risk management activities related to forward futures contracts for live cattle, excluding the related impact from the physical sale and purchase transactions. Additionally, operating results improved due to a decrease in selling, general and administrative expenses as compared to the same period last year.

Pork segment sales increased $99 million. The increase was due primarily to a 6.1% increase in average sales prices and a 6.5% increase in sales volume. Operating income increased $25 million. The operating results were positively impacted by higher average sales prices, strong export sales, increased sales volumes, operating cost efficiencies and yield improvements, partially offset by higher average live prices.

Prepared Foods segment sales increased $5 million. The increase was due primarily to a 6.0% increase in average sales prices, partially offset by a 5.0% sales volume decline. Operating income increased $13 million. Operating results were impacted positively by higher average sales prices, partially offset by higher raw material costs.

Nine Months of Fiscal 2007 vs. Nine Months of Fiscal 2006

Sales increased $929 million, or 4.9%. A 5.7% increase in average sales prices contributed to a $940 million increase in sales, partially offset by a 0.8% sales volume decline which resulted in a sales decrease of $11 million. The Company’s sales volume decline is due primarily to lower sales volumes in the Chicken segment, partially offset by increases in the Beef and Pork segments.

As a percent of sales, cost of sales decreased from 96.3% to 94.4%, primarily due to an increase in average sales price. Cost of sales increased $502 million. An increase in costs contributed to a $485 million increase in cost of sales, with an increase in sales volumes making up the remaining $17 million increase. The increase in costs is primarily due to higher average live cattle and hogs prices, as well as increased net grain costs of $138 million in the Chicken segment. The increase in net grain costs includes $229 million of increased grain costs, partially offset by realized and unrealized net gains of $91 million as compared to net losses of less than $1 million recorded in the same period last year from the Company’s commodity risk management activities related to its grain purchases. These increases were partially offset by operating cost efficiencies and cost reductions.

Selling, general and administrative expenses decreased $87 million or 12.4%. As a percent of sales, selling, general and administrative expenses decreased from 3.7% to 3.1%. The decrease was primarily due to a decrease in advertising expenses and sales promotions of approximately $40 million, favorable investment returns of approximately $12 million on company-owned life insurance, as well as various other reductions. Additionally, the Company recorded a gain of $9 million in the second quarter of fiscal 2007 related to the disposition of an aircraft. These decreases were partially offset by a bad debt recovery of $6 million received in fiscal 2006, as well as a software abandonment of $5 million and an increase of $12 million related to personnel expenses and earnings-based incentive compensation in fiscal 2007.

Other charges decreased $55 million. During the nine months of fiscal 2006, the Company recorded $44 million in charges related to closing its Norfolk, Nebraska, beef processing plant and West Point, Nebraska, beef slaughtering plant, as well as $13 million in charges related to closing its Independence, Iowa, and Oelwein, Iowa, processed meats plants.

Interest income decreased $11 million. In fiscal 2006, interest was earned on the $750 million short-term investment held on deposit with a trustee that was used for the repayment of the 7.25% Notes that matured on October 1, 2006.

Interest expense decreased $13 million or 6.9%, primarily resulting from a 10.7% decrease in the Company’s average total debt, partially offset by a reduction in the amount of interest capitalized of approximately $5 million as compared to last year. The average total debt decreased approximately 2.8% when adjusted for the $750 million short-term investment.

The effective tax rate for the first nine months of fiscal 2007 was 33.3%, compared to 35.3% for the first nine months of fiscal 2006. The year-to-date effective tax rate was impacted by state income taxes, the ETI benefit, DPD, general business credits, reversal of valuation allowances and certain nondeductible and nontaxable items. The AJC Act provides for the repeal of the ETI deduction and replacement with a DPD. The phase out of the ETI deduction for fiscal 2007 allows the Company to take 60% of the prior law allowable deduction for transactions in the first quarter of fiscal 2007 and no deduction for transactions occurring in the remainder of the year. On December 20, 2006, the President signed into law the Tax Relief and Health Care Act of 2006 which provides for the retroactive extension of certain general business credits that expired on December 31, 2005. For the nine months of fiscal 2006, the tax benefit was computed using the fiscal 2006 year to date effective tax rate rather than an estimated annual effective tax rate.

Segment Results

Information on segments is as follows (in millions):

	Nine Months Ended
	Sales June 30, 2007	Sales July 1, 2006	Sales Change	Volume Change	Average Sales Price Change
Chicken	$6,065	$5,968	$97	(5.2)%	7.2%
Beef	9,431	8,804	627	2.3%	4.7%
Pork	2,485	2,275	210	4.5%	4.5%
Prepared Foods	2,004	1,995	9	(2.5)%	3.1%
Other	32	46	(14)	n/a	n/a
Total	$20,017	$19,088	$929	(0.8)%	5.7%

	Nine Months Ended
	Operating Income June 30, 2007	Operating Income (Loss) July 1, 2006	Operating Income (Loss) Change	Operating Margin June 30, 2007	Operating Margin July 1, 2006
Chicken	$229	$73	$156	3.8%	1.2%
Beef	34	(262)	296	0.4%	(3.0)%
Pork	111	32	79	4.5%	1.4%
Prepared Foods	77	46	31	3.8%	2.3%
Other	61	54	7	n/a	n/a
Total	$512	$(57)	$569	2.6%	(0.3)%

Chicken segment sales increased $97 million. The increase was due primarily to a 7.2% increase in average sales prices, partially offset by a 5.2% sales volume decline primarily due to planned productions cuts, the sale of two poultry plants and related support facilities, lower leg quarter volumes and the closure of a poultry plant in fiscal 2006 due to a fire. Operating income increased $156 million. The operating results were positively impacted by higher average sales prices, but were adversely impacted by increased net grain costs of $138 million. The change in net grain costs includes $229 million of increased grain costs, partially offset by realized and unrealized net gains of $91 million as compared to net losses of less than $1 million recorded in the same period last year from the Company’s commodity risk management activities related to its grain purchases. Additionally, operating income improved due to a decrease in selling, general and administrative expenses as compared to the same period last year. Also, in fiscal 2007, the Company recognized a gain of $10 million related to the sale of two poultry plants and related support facilities.

Beef segment sales increased $627 million. The increase was due primarily to a 4.7% increase in average sales prices and a 2.3% increase in sales volume. Operating income increased $296 million. The operating results were positively impacted by higher average sales prices, prior year plant rationalizations, operating cost efficiencies and yield improvements, partially offset by higher average live prices. Additionally, operating results for the nine months of fiscal 2006 include $44 million of plant closing related charges. Operating results include realized and unrealized net gains of $2 million, compared to net losses of $32 million recorded in the same period last year, from the Company’s commodity risk management activities related to forward futures contracts for live cattle, excluding the related impact from the physical sale and purchase transactions. Additionally, operating results improved due to a decrease in selling, general and administrative expenses as compared to the same period last year.

Pork segment sales increased $210 million. The increase was due primarily to a 4.5% increase in average sales prices and a 4.5% increase in sales volume. Operating income increased $79 million. The operating results were positively impacted by higher average sales prices, strong export sales, increased sales volumes, operating cost efficiencies and yield improvements, partially offset by higher average live prices.

Prepared Foods segment sales increased $9 million. The increase was due primarily to a 3.1% increase in average sales prices, partially offset by a 2.5% sales volume decline. Operating income increased $31 million. Operating results were impacted positively by higher average sales prices. The operating results for nine months of fiscal 2007 include an intangible impairment charge of $6 million. Operating income for the nine months of fiscal 2006 included $13 million of plant closing related accruals.

FINANCIAL CONDITION

For the three months ended June 30, 2007, net cash totaling $38 million was used for operating activities, as compared to $57 million used for the same period last year. The change in net cash from operating activities was primarily due to an improvement in net income excluding the non-cash effect of deferred income taxes of $122 million, partially offset by the net change in working capital.

For the nine months ended June 30, 2007, net cash totaling $305 million was provided by operating activities, an increase of $190 million from the same period last year. The increase in cash provided by operating activities was primarily due to an improvement in net income excluding the non-cash effect of deferred income taxes of $491 million, offset by the net change in working capital effect of $279 million. The Company used cash primarily from operations and the sale of the short-term investment to pay down debt by $1.1 billion, to fund $164 million of property, plant and equipment additions, to pay dividends of $42 million and to repurchase $54 million of the Company’s Class A common stock. Capital spending for fiscal 2007 is expected to be less than $300 million.

In June 2007, the Company, along with Syntroleum Corporation, announced the formation of Dynamic Fuels LLC, a 50/50 joint venture, which will produce synthetic fuels targeting the renewable diesel, jet and military fuel markets. Tyson anticipates total initial capital spending of approximately $75 million for the construction of the initial facility, which is 50% of the estimated cost to construct the first facility. Construction is expected to begin in fiscal 2008 and continue through fiscal 2009, with production targeted for 2010. The Company continues to evaluate additional international and domestic growth opportunities.

Working capital was $1.7 billion at June 30, 2007, and $1.3 billion at September 30, 2006, an increase of $362 million. The current ratio at June 30, 2007, and September 30, 2006, was 1.9 to 1 and 1.5 to 1, respectively. At June 30, 2007, total debt was 38.9% of total capitalization, compared to 47.3% at September 30, 2006.

Total debt at June 30, 2007, was $3.0 billion, a decrease of $1.0 billion from September 30, 2006. However, when adjusted for the $750 million of proceeds on deposit at September 30, 2006, debt would have been $3.2 billion at September 30, 2006, resulting in a decrease in debt of $252 million for the nine months ended June 30, 2007. Outstanding debt at June 30, 2007, consisted of $2.5 billion of debt securities, a $195 million term loan and other indebtedness of $305 million. The Company expects to pay down its short-term debt with cash generated from operations.

The Company has an unsecured revolving credit facility, which expires in September 2010, totaling $1.0 billion that supports the Company’s short-term funding needs and letters of credit. At June 30, 2007, the Company had outstanding letters of credit totaling approximately $268 million, none of which were drawn upon, issued primarily in support of workers’ compensation insurance programs and derivative activities. At June 30, 2007, and September 30, 2006, there were no amounts drawn under the revolving credit facilities. The amount available as of June 30, 2007, was $732 million.

Lakeside Farm Industries, Ltd. (Lakeside), a wholly-owned subsidiary of the Company, has an unsecured three-year term agreement (Lakeside Term Loan) with the principal balance due September 2008. The agreement provides for interest rates ranging from LIBOR plus 0.4 percent to LIBOR plus one percent depending on the Company’s debt rating. Interest payments are made at least quarterly.

At June 30, 2007, the Company had a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables consisting of $375 million expiring in August 2007 and $375 million expiring in August 2009. On August 8, 2007, the

Company extended the expiration dates under the receivables purchase agreement to provide that $375 million in commitments under the agreement expire in August 2008 and the other $375 million in commitments expire in August 2010. At June 30, 2007, and September 30, 2006, there was $237 million and $159 million, respectively, drawn under the receivables purchase agreement.

In the second quarter of fiscal 2006, the Company issued $1.0 billion of senior unsecured notes, which will mature on April 1, 2016 (2016 Notes). The 2016 Notes carried an initial 6.60% interest rate, with interest payments due semi-annually on April 1 and October 1. In the first quarter of fiscal 2007, the Company used $750 million of the proceeds for the repayment of its outstanding $750 million 7.25% Notes due October 1, 2006.

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

Also as disclosed in Form 10-K, on September 18, 2006, TFM, a wholly-owned subsidiary of the Company, guaranteed the 2016 Notes. This guarantee does not extend to the other unsecured senior notes of the Company. Moody’s and S&P did not change the July 2006 credit ratings applicable to the 2016 Notes. However, Moody’s issued a new credit rating of “Ba2,” and S&P issued a new credit rating of “BB+” related to the other unsecured senior notes not guaranteed by TFM. These new ratings did not impact the interest rate applicable to the 2016 Notes. However, other interest expense and related fees for other debt will increase by less than $3 million per year.

S&P currently rates the 2016 Notes “BBB-,” with a negative outlook. Moody’s currently rates this debt “Ba1,” with a negative outlook. The pretax impact to earnings of a downgrade would be approximately $4 million annually, per rating agency, of which $2.5 million would be related to increased interest expense on the 2016 Notes.

The Company’s debt agreements contain various covenants, the most restrictive of which contain maximum allowed leverage ratios and a minimum required interest coverage ratio. The Company was in compliance with all covenants at June 30, 2007.

The Company’s foreseeable cash needs for operations and capital expenditures are expected to be met primarily through cash flows provided by operating activities. Additionally, at June 30, 2007, the Company had unused borrowing capacity of $1.2 billion, consisting of $732 million available under its $1.0 billion unsecured revolving credit agreement and $513 million under its accounts receivable securitization.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in funded status in the year in which the changes occur through other comprehensive income. This standard also requires companies to measure the funded status of a plan as of the date of its annual consolidated balance sheet, with limited exceptions. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006; therefore, the Company expects to adopt SFAS No. 158 at the end of fiscal 2007. Based upon information available as of June 30, 2007, the Company expects an increase in assets of $6 million, a decrease in liabilities of $9 million, an increase in deferred income taxes payable of $6 million and an increase of $9 million to accumulated other comprehensive income when SFAS No. 158 is adopted.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006; therefore, the Company expects to adopt SAB 108 at the end of fiscal 2007. The Company does not expect the impact of adopting SAB 108 to be material.

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

Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (ii) market conditions for finished products, including competition from other global and domestic food processors, the supply and pricing of competing products and alternative proteins and the demand for alternative proteins; (iii) risks associated with effectively evaluating derivatives and hedging activities; (iv) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (v) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an effect on livestock owned by the Company, the availability of livestock for purchase by the Company, consumer perception of certain protein products or the Company’s ability to access certain domestic and foreign markets; (vi) successful rationalization of existing facilities, and the operating efficiencies of the facilities; (vii) changes in the availability and relative costs of labor and contract growers and the ability of the Company to maintain good relationships with employees, labor unions, contract growers and independent producers providing livestock to the Company; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) changes in consumer preference and diets and the Company’s ability to identify and react to consumer trends; (x) significant marketing plan changes by large customers or the loss of one or more large customers; (xi) adverse results from litigation; (xii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiii) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws and occupational, health and safety laws; (xiv) the ability of the Company to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; (xv) effectiveness of advertising and marketing programs; (xvi) the effect of, or changes in, general economic conditions; and (xvii) those factors listed under Item 1A. “Risk Factors” included in the Company’s September 30, 2006, Annual Report filed on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISKS

Market risks relating to the Company’s operations result primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address certain of these risks, the Company enters into various derivative transactions as described below. If a derivative instrument is accounted for as a hedge, as defined by SFAS No. 133, as amended, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value, as defined by SFAS No. 133, as amended, is recognized immediately in earnings as a component of cost of sales. Additionally, the Company holds certain positions, primarily in grain and livestock futures that do not meet the criteria for hedge accounting. These positions are marked to market, and the unrealized gains and losses are reported in earnings at each reporting date. The changes in market value of derivatives used in the Company’s risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales. The changes in market value of derivatives used in the Company’s risk management activities surrounding forward sales contracts are recorded in sales.

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

Commodities Risk: The Company purchases certain commodities, such as grains, livestock and natural gas in the course of normal operations. As part of the Company’s commodity risk management activities, the Company uses derivative financial instruments, primarily futures and options to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying the Company’s derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in the Company’s results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of June 30, 2007, and September 30, 2006, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The following sensitivity analysis reflects the impact on earnings for changes in the fair value of open positions.

Effect of 10% change in fair value		in millions
	June 30,	September 30,
	2007	2006
Livestock:
Cattle	$44	$43
Hogs	33	37

Grain	45	11
Natural Gas	2	1

Interest Rate Risk: At June 30, 2007, the Company had fixed-rate debt of $2.5 billion with a weighted average interest rate of 7.5%. The Company has exposure to changes in interest rates on this fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of the Company’s fixed-rate debt by approximately $68 million at June 30, 2007, and $87 million at September 30, 2006. The fair values of the Company’s debt were estimated based on quoted market prices and/or published interest rates.

At June 30, 2007, the Company had variable rate debt of $470 million with a weighted average interest rate of 6.0%. A hypothetical 10% increase in interest rates effective at June 30, 2007, and September 30, 2006, would have a minimal effect on interest expense.

Foreign Currency Risk: The Company has non-cash foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates as a result of certain receivables and payable balances. The primary currency exchanges the Company has exposure to are the Canadian dollar, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. The Company periodically enters into foreign exchange forward contracts to hedge some portion of its foreign currency exposure. A hypothetical 10% change in foreign exchange rates would impact earnings by approximately $14 million at June 30, 2007, and $4 million at September 30, 2006.

Concentration of Credit Risk: Refer to the Company’s market risk disclosures set forth in the 2006 Annual Report filed on Form 10-K, for a detailed description of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2006 Annual Report.

Item 4.  Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded, as of June 30, 2007, the Company’s disclosure controls and procedures were effective to ensure information required to be disclosed in reports the Company files or submits under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

In the quarter ended June 30, 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to the discussion of certain legal proceedings pending against the Company under Part I., Item 1, Notes to Consolidated Condensed Financial Statements, Note 8: Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

On October 23, 2001, a putative class action lawsuit, R. Lynn Thompson and Deborah S. Thompson, et al. vs. Tyson Foods, Inc., was filed in the District Court for Mayes County, Oklahoma, on behalf of all owners of Grand Lake O' the Cherokee's littoral (lakefront) property. The suit alleged the Company "or entities over which it has operational control" conduct operations in such a way as to interfere with the putative class action plaintiffs' use and enjoyment of their property, allegedly caused by diminished water quality in the lake. Plaintiffs sought injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorney’s fees and costs. Simmons Foods, Inc. and Peterson Farms, Inc. were joined as defendants. The District Court certified a class. On October 4, 2005, the Court of Civil Appeals of the State of Oklahoma reversed the decision of the District Court, holding the claims of plaintiffs were not suitable for disposition as a class action. This decision ultimately was upheld by the Oklahoma Supreme Court and remanded to the District Court with instructions the matter proceed only on behalf of the three named plaintiffs. On May 24, 2006, three of the plaintiffs filed a Third Amended Petition, which drops plaintiffs’ class allegations, but seeks injunctive relief, restitution and compensatory and punitive damages in an unspecified amount in excess of $10,000. The Company and the other Defendants have filed answers.

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

Three separate wage and hour actions were also filed involving TFM's plants located in Lexington, Nebraska (Dimas Lopez, et al. v. Tyson Foods, Inc., District of Nebraska, June 30, 2006), Garden City, Kansas (Adelina Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., District of Kansas, May 15, 2006), and Denison and Storm Lake, Iowa (Sharp, et al. v. Tyson Foods, Inc., (W.D. Iowa, February 6, 2007).  The actions allege TFM failed to pay employees for all hours worked, including overtime compensation in violation of the FLSA and state laws, specifically for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas. Plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. The Garcia plaintiffs have sought leave to amend their complaint and add TFM’s Emporia, Kansas, plant to this action. TFM filed a motion for partial summary judgment based upon an injunction entered in Reich v. IBP, which outlined the types of activities at issue here that are compensable. The district court denied the motion, and TFM appealed to the Tenth Circuit Court of Appeals, arguing that the district court’s ruling had the effect of improperly modifying the injunction.

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

Other Matters: The Company has approximately 104,000 employees and at any time has various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and the Company devotes significant resources to managing employment issues. Additionally, the Company is subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of its business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on the Company's consolidated results of operations or financial position.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding purchases by the Company of its Class A stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
Apr. 1 to
Apr. 28, 2007	341,424	$19.99	-	22,474,439
Apr. 29 to
June 2, 2007	248,624	21.61	-	22,474,439
June 3 to
June 30, 2007	155,614	22.77	-	22,474,439
Total	(2) 745,662	$21.11	-	22,474,439

(1)

On February 7, 2003, the Company announced the board of directors of the Company had approved a plan to repurchase up to 25,000,000 shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

The Company purchased 745,662 shares during the period that were not made pursuant to the Company’s previously announced stock repurchase plan, but were purchased to fund certain Company obligations under its equity compensation plans. These transactions included 715,387 shares purchased in open market transactions and 30,275 shares withheld to cover required tax withholdings on the vesting of restricted stock.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On August 3, 2007, the Board of Directors adopted the Tyson Foods, Inc. Goal-Based Bonus Program (the “Goal-Based Program”) and the Tyson Foods, Inc. Earnings-Based Bonus Program (“Earnings-Based Program”). Both bonus programs will become effective on the first day of fiscal 2008. Below is a summary description of each program. Such descriptions are qualified in their entirety by reference to copies of the actual plans which are attached as exhibits to this Form 10-Q.

Goal-Based Program. The purpose of the Goal-Based Program is to provide annual incentives to management to meet certain key goals, which goals may assist the Company in increasing efficiency, cutting costs, optimizing earning performance or such other goals deemed by management to be important to the Company. The CEO will determine the goals that he/she desires the Company to meet in a given year and will propose such goals to the Compensation Committee. The Compensation Committee will then determine the actual goals for the fiscal year and the bonus payments that will be made for obtaining various levels of the goals.

Except for the Chief Executive Officer, all officers and management employees of the Company are eligible to participate in the Goal-Based Program. In addition, the Company may select such other employees and agents, as it determines, to participate in the program. The maximum amount of bonus payable to eligible participants under the Goal-Based Program for any given fiscal year is $10,000,000. The Chief Executive Officer of the Company will be authorized to determine the factors used to determine eligible participants’ bonus payment.

Earnings-Based Program. The Earnings-Based Program is designed to attract and retain qualified executives and management personnel, and to provide incentives to management to optimize the Company’s earning performance. The amount of bonus payable under the Earnings-Based Program is based on the achievement by the Company of certain target levels of earnings before interest and taxes, as adjusted for extraordinary items (“Adjusted EBIT”). The Earnings-Based Program also allows for recognition of individual division and team member contributions to the Company’s success. All officers and management employees of the Company are eligible to participate in the Earnings-Based Program, excluding any senior executive officer who participates in the Company’s Annual Incentive Compensation Plan for Senior Executive Officers. In addition, the Company may select such other employees and agents of the Company, as it determines, to participate in the program.

The target aggregate amount of bonuses the Company will pay to eligible participants under the Earnings-Based Program is $64,918,107 (“Target Bonus”). To pay the Target Bonus, the Company must achieve Adjusted EBIT of $900,000,000 (“Target Adjusted EBIT”) for fiscal year 2008. If the Company exceeds the Target Adjusted EBIT, the Company may distribute bonuses to eligible participants in excess of the Target Bonus amount. If, however, the Company achieves less than $500,000,000 in Adjusted EBIT for a fiscal year, no bonuses will be paid under the Earnings-Based Program. The Compensation Committee will review the Target Adjusted EBIT with the Company’s management on an annual basis, and the Target Adjusted EBIT may be adjusted by the Compensation Committee as it deems reasonable and necessary.

Bonus payments to eligible participants will be based either solely on the Adjusted EBIT achieved by the Company or on a combination of Adjusted EBIT and key performance indicators (“KPI”) for a given team member. At least 50% of every eligible participant’s bonus will be based on Adjusted EBIT. The entire potential bonus of executive officers eligible to participate in the program will be based on Adjusted EBIT. Senior management of the Company will determine the factors (Adjusted EBIT and/or KPI) used to determine all other eligible participants bonus payments under the Earnings-Based Program.

Item 6. Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description	Page
10.1

Second Executive Amendment dated April 2, 2007 between the Company and Mr. Greg Lee (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 3, 2007)

10.2

Senior Executive Employment Agreement dated April 3, 2007 between the Company and Mr. Greg Lee (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on April 3, 2007)

10.3	Tyson Foods, Inc. Goal-Based Bonus Program	41

10.4	Tyson Foods, Inc. Earnings Based Bonus Program	42

12.1	Calculation of Ratio of Earnings to Fixed Charges	45

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	46

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	47

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	48

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 8, 2007	/s/ Wade Miquelon
Wade Miquelon
Executive Vice President
and Chief Financial Officer

Date: August 8, 2007	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer