Form 10-K
period 2007-09-29
TYSON FOODS INC
filed 2007-11-21
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 29, 2007

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

On March 31, 2007, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (Class A stock), and Class B Common Stock, $0.10 par value (Class B stock), held by non-affiliates of the registrant was $5,382,708,218 and $455,902, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.

On October 27, 2007, there were 285,603,627 shares of the registrant's Class A stock and 70,021,155 shares of its Class B stock outstanding.

TYSON FOODS, INC.

INCORPORATION BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held February 1, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TYSON FOODS, INC.

PART I

ITEM 1. BUSINESS

GENERAL

Tyson Foods, Inc. and its subsidiaries (collectively, “Company,” “we,” “us” or “our”), with world headquarters in Springdale, Arkansas, produce, distribute and market chicken, beef, pork, prepared foods and related allied products. We commenced business in 1935, were incorporated in Arkansas in 1947, and were reincorporated in Delaware in 1986. In addition to being the world's largest processor and marketer of chicken, beef and pork products, we are also the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry.

We operate a totally integrated poultry production process. Our integrated operations consist of breeding and raising chickens, as well as processing, further-processing and marketing these food products and related allied products, including animal and pet food ingredients. Through our wholly-owned subsidiary, Cobb-Vantress, Inc. (Cobb), we are the number one poultry breeding stock supplier in the world. Investing in breeding stock research and development allows us to breed into our flocks the natural characteristics found to be most desirable.

We also process live fed cattle and hogs and fabricate dressed beef and pork carcasses into primal and sub-primal meat cuts, case-ready products and fully-cooked beef and pork products. In addition, we derive value from allied products such as hides and variety meats we sell to further processors and others.

We produce a wide range of fresh, value-added, frozen and refrigerated food products. Our products are marketed and sold, primarily by our sales staff located in Springdale, Arkansas, and Dakota Dunes, South Dakota, to national and regional grocery retailers, regional grocery wholesalers, meat distributors, clubs and warehouse stores, military commissaries, industrial food processing companies, national and regional chain restaurants or their distributors, international export companies and domestic distributors who service restaurants, foodservice operations such as plant and school cafeterias, convenience stores, hospitals and other vendors. Additionally, sales to the military and a portion of sales to international markets are made through independent brokers and trading companies.

We have been exploring ways to commercialize our supply of animal fats and poultry litter to generate energy. As a result, we announced a strategic alliance with ConocoPhillips in April 2007 and formation of a joint venture with Syntroleum Corporation in June 2007. The strategic alliance with ConocoPhillips will produce and market renewable diesel fuel. The alliance plans to use our poultry, beef and pork by-product fat to produce an on-highway transportation fuel. Production is expected to begin in the first quarter of fiscal 2008. Dynamic Fuels LLC, a 50/50 joint venture with Syntroleum Corporation, will produce renewable synthetic fuels targeting the renewable diesel, jet and military fuel markets. Construction of production facilities is expected to begin in fiscal 2008 and continue through fiscal 2009, with production targeted for 2010.

FINANCIAL INFORMATION OF SEGMENTS

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The contribution of each segment to net sales and operating income (loss), and the identifiable assets attributable to each segment, are set forth in Note 17, “Segment Reporting” of the Notes to Consolidated Financial Statements.

DESCRIPTION OF SEGMENTS

Chicken: Chicken operations include breeding and raising chickens, as well as processing live chickens into fresh, frozen and value-added chicken products. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. It also includes sales from allied products and our chicken breeding stock subsidiary.

Beef: Beef operations include processing live fed cattle and fabrication of dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. This segment also includes sales from allied products such as hides and variety meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. Allied products are marketed to manufacturers of pharmaceuticals and technical products.

Pork: Pork operations include processing live market hogs and fabricating pork carcasses into primal and sub-primal cuts and case-ready products. This segment also includes our live swine group and related allied product processing activities. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. We sell allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork processors.

TYSON FOODS, INC.

Prepared Foods: Prepared Foods operations manufacture and market frozen and refrigerated food products. Products include pepperoni, bacon, beef and pork pizza toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.

RAW MATERIALS AND SOURCES OF SUPPLY

Chicken: The primary raw materials used in our chicken operations consist of live chickens raised primarily by independent contract growers. Our vertically-integrated chicken process begins with the grandparent breeder flocks and ends with broilers for processing. Breeder flocks (i.e., grandparents) are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. Fertile eggs are incubated at the grandparent hatchery and produce pullets (i.e., parents). Pullets are sent to breeder houses, and the resulting eggs are sent to our hatcheries. Once chicks have hatched, they are sent to broiler farms. There, contract growers care for and raise the chicks according to our standards while receiving advice from our technical service personnel until the broilers reach the desired processing weight. Adult chickens are hauled to processing plants, and finished products are sent to distribution centers then transported to customers.

We operate our own feed mills to produce scientifically-formulated feeds. In fiscal 2007, corn and soybean meal were major production costs, representing roughly 41% of our cost of growing a live chicken. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs and we do not anticipate any difficulty in acquiring these materials in the future. While we produce substantially our entire inventory of breeder chickens and live broilers, from time-to-time we purchase live, ice-packed or deboned chicken to meet production requirements.

Beef: The primary raw materials used in our beef operations are live cattle. We do not have facilities of our own to raise cattle in the United States. We have cattle buyers located throughout cattle producing areas who visit feed yards and buy live cattle on the open spot market. These buyers are trained to select high quality animals, and we continually measure their performance. We also enter into various risk-sharing and procurement arrangements with producers who help secure a supply of livestock for daily start-up operations at our facilities. Our Canadian subsidiary, Lakeside Farm Industries, Ltd. (Lakeside), has a cattle feeding facility, beef carcass production and boxed beef processing facility. In 2007, Lakeside's feedlot provided approximately 20% of that facility's fed cattle needs.

Pork: The primary raw materials used in our pork operations are live hogs. The majority of our live hog supply is obtained through various procurement arrangements with independent producers. We also employ buyers who purchase hogs on a daily basis, generally a few days before the animals are processed. These buyers are trained to select high quality animals, and we continually measure their performance. Additionally, we raise live swine to sell to outside processors and supply a minimal amount of live swine for our own processing needs.

Prepared Foods: The primary raw materials used in our prepared foods operations are commodity based raw materials, including chicken, beef and pork, corn, flour and vegetables. Some of these raw materials are provided by the Chicken, Beef and Pork segments, while others may be purchased from numerous suppliers and manufacturers.

SEASONAL DEMAND

Demand for chicken and beef products generally increases during the spring and summer months and generally decreases during the winter months. Pork and prepared foods products generally experience increased demand during the winter months, primarily due to the holiday season, while demand decreases during the spring and summer months.

CUSTOMERS

Wal-Mart Stores, Inc. accounted for approximately 12.9% of our fiscal 2007 consolidated sales. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represents more than 10% of fiscal 2007 consolidated sales.

COMPETITION

Our food products compete with those of other national and regional food producers and processors and certain prepared food manufacturers. Additionally, our food products compete in markets around the world.

TYSON FOODS, INC.

We seek to achieve a leading market position for our products via our principal marketing and competitive strategy, which includes:

-identifying target markets for value-added products;

-concentrating production, sales and marketing efforts to appeal to and enhance the demand from those markets; and

-utilizing our national distribution systems and customer support services.

Past efforts indicate customer demand can be increased and sustained through application of our marketing strategy, as supported by our distribution systems. The principal competitive elements are price, product safety and quality, brand identification, breadth and depth of the product offering, availability of products, customer service and credit terms.

INTERNATIONAL

We exported to more than 80 countries in fiscal 2007. Major export markets include Canada, Central America, China, the European Union, Japan, Mexico, Russia, South Korea and Taiwan.

We have the following international operations:

-Tyson de Mexico, a Mexican subsidiary, is a vertically-integrated poultry production company;

-Lakeside, a Canadian subsidiary, has a cattle feeding facility, beef carcass production, a boxed beef processing facility, a farming operation and a fertilizer operation;

-Cobb, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, the Dominican Republic, India, Japan, the Netherlands, the Philippines, Spain, the United Kingdom and Venezuela;

-a majority interest in a chicken further processing facility in China;

-a minority interest in a Chinese pork processing facility;

-a majority interest in a vertically-integrated beef operation joint venture in Argentina; however, we do not consolidate the entity due to the lack of controlling interest; and

-a technical service agreement with Grupo Melo in Panama to assist Grupo Melo with the production of further processed chicken products and to allow it to license the Tyson brand.

We continue to explore growth opportunities in foreign countries, including, but not limited to, Argentina, Brazil, China, India and Mexico, and believe each offers potential in terms of expanding or developing processing facilities. Additional information regarding export sales, long-lived assets located in foreign countries and income (loss) from foreign operations is set forth in Note 17, “Segment Reporting” of the Notes to Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

We conduct continuous research and development activities to improve: product development; automation of manual processes in our processing plants and growout operations; and chicken breeding stock. In 2007, we opened the Discovery Center, which includes 19 research kitchens and a USDA-inspected pilot plant. The Discovery Center brings new market-leading retail and foodservice products to the customer faster and more effectively. The annual cost of such research and development programs is not material.

ENVIRONMENTAL REGULATION AND FOOD SAFETY

Our facilities for processing chicken, beef, pork and prepared foods, milling feed and housing live chickens and swine are subject to a variety of federal, state and local environmental laws and regulations, which include provisions relating to the discharge of materials into the environment and generally provide for protection of the environment. We believe we are in substantial compliance with such applicable laws and regulations and are not aware of any violations of, or pending changes in, such laws and regulations likely to result in material penalties or material increases in compliance costs. The cost of compliance with such laws and regulations has not had a material adverse effect on our capital expenditures, earnings or competitive position and it is not anticipated to have a material adverse effect in the future.

We work to ensure our products meet high standards of food quality and safety. In addition to our own internal Food Safety and Quality Assurance oversight and review, our chicken, beef, pork and prepared foods products are subject to inspection prior to distribution, primarily by the United States Department of Agriculture (USDA) and the United States Food and Drug Administration (FDA). We are also participants in the government's Hazardous Analysis Critical Control Point (HACCP) program and are subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002.

TYSON FOODS, INC.

EMPLOYEES AND LABOR RELATIONS

As of September 29, 2007, we employed approximately 104,000 employees. Approximately 96,000 employees were employed in the United States and 8,000 employees were in foreign countries, primarily Mexico and Canada. Approximately 32,000 employees were subject to collective bargaining agreements with various labor unions, with approximately 11% of employees included under agreements expiring through fiscal 2008. These agreements expire over periods throughout the next several years. We believe our overall relations with our workforce are good.

MARKETING AND DISTRIBUTION

Our principal marketing objective is to be the primary provider of chicken, beef, pork and prepared foods products for our customers. We identify distinct markets and business opportunities through continuous consumer and market research. Our branding strategy focuses on one national protein brand, the Tyson brand, as well as a number of strong regional brands. All communications stress the quality, convenience and protein power benefits of our products while supporting and building brand awareness. Communication efforts are presently built around the “Thank you” advertising campaign and utilize a fully integrated and coordinated mix of activities designed to connect with customers and consumers on both a rational and emotional level. We utilize our national distribution system and customer support services to achieve the leading market position for our products.

We have the ability to produce and ship fresh, frozen and refrigerated products worldwide. Domestically, our distribution system extends to a broad network of food distributors, which is supported by our owned or leased cold storage warehouses, by public cold storage facilities and by our transportation system. Our distribution centers accumulate fresh and frozen products so we can fill and consolidate less-than-truckload orders into full truckloads, thereby decreasing shipping costs while increasing customer service. In addition, we provide our customers a wide selection of products that do not require large volume orders. Our distribution system enables us to supply large or small quantities of products to meet customer requirements anywhere in the continental United States. Internationally, we utilize both rail and truck refrigerated transportation to domestic ports, where consolidations take place to transport to foreign destinations. We use ocean and air transportation to meet the delivery needs of our foreign customers.

PATENTS AND TRADEMARKS

We have filed a number of patents and trademarks relating to our processes and products that either have been approved or are in the process of application. Because we do a significant amount of brand name and product line advertising to promote our products, we consider the protection of such trademarks to be important to our marketing efforts. We also have developed non-public proprietary information regarding our production processes and other product-related matters. We utilize internal procedures and safeguards to protect the confidentiality of such information and, where appropriate, seek patent and/or trademark protection for the technology we utilize.

INDUSTRY PRACTICES

Our agreements with customers are generally short-term, primarily due to the nature of our products, industry practices and fluctuations in supply, demand and price for such products. In certain instances where we are selling further processed products to large customers, we may enter into written agreements whereby we will act as the exclusive or preferred supplier to the customer for periods up to five years and on pricing terms which are either fixed or variable.

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEBSITE

We maintain an internet website for investors at http://ir.tyson.com. On this website, we make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to any of those reports, as soon as reasonably practicable after we electronically file such reports with, or furnish to, the Securities and Exchange Commission. Also available on the website for investors are the corporate governance principles, Audit Committee charter, Compensation Committee charter, Governance Committee charter and code of conduct. Our corporate governance documents are available in print, free of charge to any shareholder who requests them.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of future economic circumstances, industry conditions in domestic and international markets, our performance and financial results, including, without limitation, debt-levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy. These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

TYSON FOODS, INC.

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (ii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iii) risks associated with our commodity trading risk management activities; (iv) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (v) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (vi) successful rationalization of existing facilities and operating efficiencies of the facilities; (vii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) changes in consumer preference and diets and our ability to identify and react to consumer trends; (x) significant marketing plan changes by large customers or loss of one or more large customers; (xi) adverse results from litigation; (xii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiii) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws and occupational, health and safety laws; (xiv) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xv) effectiveness of advertising and marketing programs; (xvi) the effect of, or changes in, general economic conditions; and (xvii) those factors listed under Item 1A. “Risk Factors.”

ITEM 1A. RISK FACTORS

These risks, which should be considered carefully with the information provided elsewhere in this report, could materially adversely affect our business, financial condition or results of operations. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Fluctuations in commodity prices and in the availability of raw materials, especially feed grains, live cattle, live swine and energy, could negatively impact our earnings.

Our results of operations and financial condition are dependent upon the cost and supply of raw materials such as feed grains, live cattle, live swine and ingredients, as well as the selling prices for our products, many of which are determined by constantly changing market forces of supply and demand over which we have limited or no control. Corn and soybean meal are major production costs in the poultry industry, representing roughly 41% of the cost of growing a chicken in fiscal 2007. As a result, fluctuations in prices for these feed ingredients, which include competing demand for corn and soybean meal for use in the manufacture of renewable energy, can significantly affect our earnings. Production of feed ingredients is affected by, among other things, weather patterns throughout the world, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural policies of domestic and foreign governments.

We do not have facilities of our own to raise cattle in the United States; however, our beef facility in Canada has a feed yard that supplies approximately 20% of its live cattle needs. At times in the United States, we raise a small number of cattle under contract at feed yards owned by third parties; however, most of the cattle we process are purchased from independent producers. We have cattle buyers located throughout cattle producing areas who visit feed yards and buy live cattle on the open spot market. We also enter into various risk-sharing and procurement arrangements with producers who help secure a supply of livestock for daily start-up operations at our facilities. The majority of our live swine supply is obtained through various procurement arrangements with independent producers. We also employ buyers who purchase hogs on a daily basis, generally a few days before the animals are required for processing. In addition, we raise live swine and sell feeder pigs to independent producers for feeding to processing weight and have contract growers feed a minimal amount of company-owned live swine for our own processing needs. Any decrease in the supply of cattle or swine on the spot market could increase the price of these raw materials and further increase per head cost of production due to lower capacity utilization, which could adversely affect our financial results.

TYSON FOODS, INC.

Market demand and the prices we receive for our products may fluctuate due to competition from global and domestic food processors.

We face competition from other global, national and regional food producers and processors. The factors on which we compete include:

-price;

-product safety and quality;

-brand identification;

-breadth and depth of the product offering;

-availability of our products;

-customer service; and

-credit terms.

Demand for our products also is affected by competitors’ promotional spending, the effectiveness of our advertising and marketing programs and the availability or price of competing proteins.

We attempt to obtain prices for our products that reflect, in part, the price we must pay for the raw materials that go into our products. If we are not able to obtain higher prices for our products when the price we pay for raw materials increases, we may be unable to maintain positive margins.

Outbreaks of livestock diseases can significantly affect our ability to conduct our operations and demand for our products.

Demand for our products can be affected significantly by outbreaks of livestock diseases, which can have a significant impact on our financial results. Efforts are taken to control disease risks by adherence to good production practices and extensive precautionary measures designed to ensure the health of livestock. However, outbreaks of disease and other events, which may be beyond our control, either in our own livestock or cattle and hogs owned by independent producers who sell livestock to us, could significantly affect demand for our products, consumer perceptions of certain protein products, the availability of livestock for purchase by us and our ability to conduct our operations. Moreover, the outbreak of livestock diseases, particularly in our Chicken segment, could have a significant effect on the livestock we own by requiring us to, among other things, destroy any affected livestock. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken, beef or other products to or from our suppliers, facilities or customers. This could also result in negative publicity that may have an adverse effect on our ability to market our products successfully and on our financial results.

H5N1. There has been substantial publicity regarding a highly pathogenic strain of avian influenza, known as H5N1. H5N1 has been affecting Asia since 2002 and has been found in other parts of the world as recently as 2006. It is widely believed H5N1 is spread by migratory birds, such as ducks and geese. There also have been some cases where H5N1 is believed to have passed from birds to humans, as humans came into contact with live birds infected with the disease. Public concerns about H5N1 led, for a period of time, to a reduction in demand and price for our poultry products outside of the United States. Although H5N1 has not been identified in North America, there have been outbreaks of other low pathogenic strains of avian influenza in North America, including in the United States in 2002 and 2004 and in Mexico for the past several years that, from time to time, have impacted our operations. These low pathogenic outbreaks have not generated the same level of concern or received the same level of publicity or been accompanied by the same reduction in demand for poultry products as associated with the highly pathogenic H5N1 strain. Accordingly, even if the H5N1 strain does not spread to North America, there can be no assurance it will not significantly adversely affect demand for North American produced poultry internationally and/or domestically. If it were to spread to North America, it could adversely affect our ability to conduct our operations and/or demand for our products. In each case, it could have a significant adverse effect on our financial results.

BSE. In December 2003, the United States Department of Agriculture (USDA) announced a single case of bovine spongiform encephalopathy (BSE) had been diagnosed in a Washington State dairy cow. The origin of the animal was subsequently traced to a farm in Canada. Shortly after the announcement, several countries (including Japan and South Korea) closed their borders to the importation of edible beef products from the United States. Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% during the following week. Also in 2003, the Canadian government announced the first confirmed case of BSE in Canada which led the USDA to close the United States’ border to the import of live Canadian cattle. This reduced the supply of live cattle available for processing at our domestic facilities and contributed to lower facility capacity utilization. The confirmed case in Canada also led several countries to close their borders to the import of edible beef products from Canada, which affected the international sales of our Lakeside, Alberta, facility. In June 2005, the USDA announced a second confirmed case of BSE in the United States and in March 2006 announced the third confirmed case, furthering uncertainty as to whether or when certain closed markets may reopen and whether or when existing open markets may close. A number of these countries subsequently reopened their borders to domestic and Canadian beef; however, some of the countries, including Japan and South Korea, have restrictive conditions that limit the types of product that can be imported.

TYSON FOODS, INC.

We are subject to risks associated with our international operations, which could negatively affect our sales to customers in foreign countries, as well as our operations and assets in such countries.

In fiscal 2007, we exported our products to more than 80 countries, including Canada, Central America, China, the European Union, Japan, Mexico, Russia, South Korea and Taiwan. Our export sales for fiscal 2007 totaled $2.7 billion. In addition, we had approximately $211 million of long-lived assets located in foreign countries, primarily Canada and Mexico, at the end of fiscal 2007. Approximately 5% of income before income taxes for fiscal 2007 was from foreign operations.

As a result, we are subject to various risks and uncertainties relating to international sales and operations, including:

-

imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the import of poultry, beef and pork products, in addition to various import or export licensing requirements imposed by various foreign countries;

-	closing of borders by foreign countries to the import of poultry, beef and pork products due to animal disease or other perceived health or safety issues;
-

impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the Canadian dollar, the Mexican peso, the European euro, the British pound sterling, the Brazilian real and the Chinese yuan;

-	political and economic conditions;
-

difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex domestic and international laws, treaties and regulations, including, without limitation, the Foreign Corrupt Practices Act;

-	different regulatory structures and unexpected changes in regulatory environments;
-	tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;
-	potentially negative consequences from changes in tax laws; and
-	distribution costs, disruptions in shipping or reduced availability of freight transportation.

Occurrence of any of these events in the markets where we operate or in other developing markets could jeopardize or limit our ability to transact business in those markets and could adversely affect our revenues and operating results.

We depend on the availability of, and good relations with, our employees.

We have approximately 104,000 employees, of whom approximately 32,000 are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees and the labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages which could adversely affect our operating results.

We depend on contract growers and independent producers to supply us with livestock.

We contract primarily with independent contract growers to raise the live chickens processed in our poultry operations. A majority of our cattle and hogs are purchased from independent producers who sell livestock to us under marketing contracts or on the open market. If we do not attract and maintain contracts with our growers, or maintain marketing relationships with independent producers, our production operations could be negatively affected.

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

TYSON FOODS, INC.

Our operations are subject to general risks of litigation.

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

Our level of indebtedness and the terms of our indebtedness could negatively impact our business and liquidity position.

At September 29, 2007, we had approximately $2.8 billion of indebtedness outstanding. We had a borrowing capacity of $1.3 billion, consisting of $748 million available under our $1.0 billion unsecured revolving credit facility and $537 million under our accounts receivable securitization program at September 29, 2007. We expect our indebtedness, including borrowings under our credit agreements, may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions, joint ventures or other significant initiatives. Our consolidated indebtedness level could significantly affect our business because:

-	it may significantly limit or impair our ability to obtain financing in the future;
-	a downgrade in our credit rating could restrict or impede our ability to access capital markets at desired rates and increase our borrowing costs;
-	it may reduce our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise;
-	a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes; and
-	it may restrict our ability to pay dividends.

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

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill, we make estimates and assumptions about sales, operating margins growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flow and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors to the assessment of recoverability. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business and market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of September 29, 2007, we had $2.5 billion of goodwill, which represented approximately 24.3% of total assets.

Domestic and international government regulations could impose material costs.

Our operations are subject to extensive federal, state and foreign laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising and labeling of our products. Our facilities for processing chicken, beef, pork, prepared foods and milling feed and for housing live chickens and swine are subject to a variety of international, federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of our employees. Our chicken, beef and pork processing facilities are participants in the United States government’s Hazardous Analysis Critical Control Point (HACCP) program and are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. In addition, our chicken, beef, pork and prepared foods products are subject to inspection prior to distribution, primarily by the USDA and the United States Food and Drug Administration. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new

TYSON FOODS, INC.

products, building new facilities or acquiring new businesses and could adversely affect operating results. Additionally, we are routinely subject to new or modified laws, regulations and accounting standards. If we are found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a significant adverse effect on our financial results.

A material acquisition, joint venture or other significant initiative could affect our operations and financial condition.

We continually evaluate potential acquisitions, joint ventures and other initiatives (collectively, “transactions”), and we may seek to expand our business through the acquisition of companies, processing plants, technologies, products and services from others, which could include material transactions. A material transaction may involve a number of risks, including:

-	failure to realize the anticipated benefits of the transaction;
-	difficulty integrating acquired businesses, technologies, operations and personnel with our existing business;
-	diversion of management attention in connection with negotiating transactions and integrating the businesses acquired;
-	exposure to unforeseen or undisclosed liabilities of acquired companies; and
-	the need to obtain additional debt or equity financing for any transaction, which, if obtained, could significantly affect our various financial ratios.

We may not be able to address these problems and successfully develop these acquired companies or businesses into profitable units of our company. If we are unable to do this, expansion could adversely affect our financial results.

Market fluctuations could negatively impact our operating results as we hedge certain transactions.

Our business is exposed to fluctuating market conditions. We use derivative financial instruments to reduce our exposure to various market risks including changes in commodity prices, interest rates and foreign exchange rates. We hold certain positions, primarily in grain and livestock futures, that do not qualify as hedges for financial reporting purposes. These positions are marked to fair value, and the unrealized gains and losses are reported in earnings at each reporting date. Therefore, losses on these contracts will adversely affect our reported operating results. While these contracts reduce our exposure to changes in prices for commodity products, the use of such instruments may ultimately limit our ability to benefit from favorable commodity prices.

Deterioration of economic conditions could negatively impact our business.

Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions. Any such changes could significantly adversely affect the demand for our beef, poultry and pork products, or the cost and availability of our needed raw materials, cooking ingredients and packaging materials, thereby negatively affecting our financial results.

Changes in consumer preference could negatively impact our business.

The food industry in general is subject to changing consumer trends, demands and preferences. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products, and could have an adverse effect on our financial results.

The loss of one or more of our largest customers could negatively impact our business.

Our business could suffer significant set backs in revenues and operating income if our customers’ plans and/or markets should change significantly, or if we lost one or more of our largest customers, including, for example, Wal-Mart Stores, Inc., which accounted for approximately 12.9% of our revenues in fiscal 2007. Many of our agreements with our customers are generally short-term, primarily due to the nature of our products, industry practice and the fluctuation in demand and price for our products.

TYSON FOODS, INC.

The consolidation of customers could negatively impact our business.

Our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years, and consolidation is expected to continue throughout the United States and in other major markets. These consolidations have produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, opposing price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These customers also may use shelf space currently used for our products for their own private label products. If we fail to respond to these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products, any of which would adversely affect our profitability.

Extreme factors or forces beyond our control could negatively impact our business.

Natural disasters, fire, bioterrorism, pandemic or extreme weather, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of livestock or interfere with our operations due to power outages, fuel shortages, damage to our production and processing facilities or disruption of transportation channels, among other things. Any of these factors, as well as disruptions in our information systems, could have an adverse effect on our financial results.

Our renewable energy ventures and other initiatives might not be as successful as we expect.

We have been exploring ways to commercialize animal fats and other by-products from our operations, as well as the poultry litter of our contract growers, to generate energy and other value-added products. As a result, in fiscal 2007 we announced a strategic alliance with ConocoPhillips and the formation of a joint venture with Syntroleum Corporation. We will continue to explore other ways to commercialize opportunities outside our core business, such as renewable energy and other technologically-advanced platforms. These initiatives might not be as financially successful as we initially announce or would expect due to factors that include, but are not limited to, possible discontinuance of tax credits, competing energy prices, failure to operate at the volumes anticipated, abilities of our joint venture partners and our limited experience in some of these new areas.

Members of the Tyson family can exercise significant control.

Members of the Tyson family beneficially own, in the aggregate, 99.97% of our outstanding shares of Class B Common Stock, $0.10 par value (Class B stock) and 1.27% of our outstanding shares of Class A Common Stock, $0.10 par value (Class A stock), giving them control of approximately 71% of the total voting power of our outstanding voting stock. In addition, three members of the Tyson family serve on our Board of Directors. As a result, members of the Tyson family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the Tyson family’s significant ownership of our outstanding voting stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the New York Stock Exchange; therefore, we have elected not to implement the rule that provides for a nominating committee to identify and recommend nominees to our Board of Directors. Pursuant to these exemptions, our compensation committee, which is made up of independent directors, does not have sole authority to determine the compensation of our executive officers, including our chief executive officer.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We have sales offices and production and distribution operations in the following states: Alabama, Arkansas, Arizona, California, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington and Wisconsin. Additionally, we, either directly or through our subsidiaries, have facilities in or participate in joint venture operations in Argentina, Brazil, Canada, China, the Dominican Republic, India, Japan, Mexico, the Netherlands, the Philippines, Puerto Rico, Russia, South Korea, Spain, Taiwan, the United Arab Emirates, the United Kingdom and Venezuela.

TYSON FOODS, INC.

	Number of Facilities
	Owned	Leased	Total
Chicken Segment:
Processing plants	51	-	51
Rendering plants	9	-	9
Blending mills	2	-	2
Feed mills	36	-	36
Broiler hatcheries	61	3	64
Breeder houses	273	512	785
Broiler farm houses	495	736	1,231
Beef Segment:
Production facilities	13	-	13
Canadian feedlot	1	-	1
Pork Segment Production Facilities	9	-	9
Prepared Foods Segment Processing Plants	24	2	26
Other:
Distribution centers	7	1	8
Cold Storage facilities	60	-	60

		Capacity	Fiscal 2007
		per week at	Average Capacity
		September 29, 2007	Utilization
Chicken processing plants		46 million head	91%
Beef production facilities		222,000 head	81%
Pork production facilities		444,000 head	83%
Prepared foods processing plants		59 million pounds	74%

Chicken: Chicken processing plants include various phases of slaughtering, dressing, cutting, packaging, deboning and further-processing. We also have 16 pet food operations, which are part of the Chicken processing plants. The blending mills, feed mills and broiler hatcheries have sufficient capacity to meet the needs of the chicken growout operations.

Beef: Beef plants include various phases of slaughtering live cattle and fabricating beef products. Some also treat and tan hides. The Beef segment includes three case-ready operations that share facilities with the Pork segment. One of the beef facilities contains a tallow refinery. Carcass facilities reduce live cattle to dressed carcass form. Processing facilities conduct fabricating operations to produce boxed beef and allied products.

Pork: Pork plants include various phases of slaughtering live hogs and fabricating pork products and allied products. The Pork segment includes three case-ready operations that share facilities with the Beef segment.

Prepared Foods: Prepared Foods plants process fresh and frozen beef, pork, chicken and other raw materials into pizza toppings, branded and processed meats, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, pizza crusts, flour and corn tortilla products and meat dishes.

We believe our present facilities are generally adequate and suitable for our current purposes; however, seasonal fluctuations in inventories and production may occur as a reaction to market demands for certain products. We regularly engage in construction and other capital improvement projects intended to expand capacity and improve the efficiency of our processing and support facilities.

ITEM 3. LEGAL PROCEEDINGS

Refer to the discussion of our certain legal proceedings pending against us under Part II, Item 8, Notes to Consolidated Financial Statements, Note 20: “Contingencies,” which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings for which we are involved.

TYSON FOODS, INC.

On October 23, 2001, a putative class action lawsuit styled R. Lynn Thompson, et al. vs. Tyson Foods, Inc. was filed in the District Court for Mayes County, Oklahoma by three property owners on behalf of all owners of lakefront property on Grand Lake O’ the Cherokee. Simmons Foods, Inc. and Peterson Farms, Inc. also are defendants. The plaintiffs allege the defendants’ operations diminished the water quality in the lake thereby interfering with the plaintiffs’ use and enjoyment of their properties. The plaintiffs sought injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorneys’ fees and costs. While the District Court certified a class, on October 4, 2005, the Court of Civil Appeals of the State of Oklahoma reversed, holding the plaintiffs’ claims were not suitable for disposition as a class action. This decision was upheld by the Oklahoma Supreme Court and the case was remanded to the District Court with instructions that the matter proceed only on behalf of the three named plaintiffs. On May 24, 2006, three of the plaintiffs filed a third amended petition, which drops plaintiffs’ class allegations, but seeks injunctive relief, restitution and compensatory and punitive damages in an unspecified amount in excess of $10,000. We and the other defendants have filed answers.

In May 2004, representatives of our subsidiary, Tyson Fresh Meats, Inc. (TFM), met with the U.S. Environmental Protection Agency (USEPA) staff to discuss alleged wastewater and late report filing violations under the Clean Water Act relating to the 2002 Second and Final Consent Decree that governed compliance requirements for TFM’s Dakota City, Nebraska, facility. During that meeting, USEPA advised TFM that the USEPA may assess stipulated penalties up to a maximum of approximately $338,000 for those alleged violations. To date, the USEPA has made no formal written demand for stipulated penalties pursuant to the Consent Decree. TFM vigorously disputes these allegations and expects to conduct additional discussions with USEPA regarding a potential settlement of this matter.

On January 9, 2003, we received a notice of liability letter from Union Pacific Railroad Company relating to our alleged contributions of waste oil to the Double Eagle Refinery Superfund Site in Oklahoma City, Oklahoma. On August 22, 2006, the United States and the State of Oklahoma filed a lawsuit styled United States of America, et al. v. Union Pacific Railroad Co. against Union Pacific in the U. S. District Court for the Western District of Oklahoma seeking more than $22 million to remediate the Double Eagle site. We joined a “potentially responsible parties” group on October 31, 2006, which is in settlement discussions with the United States and the State of Oklahoma. Our participation in this group, which likely will not exceed $625,586.20, should prevent us from being sued for contribution by Union Pacific.

On June 19, 2005, the Attorney General of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and several other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts state and federal causes of action for alleged pollution to the Illinois River Watershed from the land application of poultry litter by the defendants and certain contract growers who are not named in the complaint. The Attorney General seeks injunctive relief and compensatory and punitive damages. We and the other defendants have filed answers and motions to dismiss several of the claims, as well as a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the Attorney General’s complaint. We have also asserted various defenses to claims asserted in the Attorney General’s complaint. On November 14, 2007, the Attorney General filed a motion requesting a preliminary injunction to halt poultry litter land application in the Illinois River Watershed. We dispute the allegations within the motion and believe we have substantial defenses to the claims made. Discovery must be completed by July 1, 2008, and trial is scheduled for January 2009.

TYSON FOODS, INC.

In August 2004, we received a subpoena requesting the production of documents from a federal grand jury sitting in the Western District of Arkansas. The subpoena focused on events surrounding a workplace accident on October 10, 2003, that resulted in the death of one of our employees at the River Valley Animal Foods rendering plant in Texarkana, Arkansas. That workplace fatality had previously been the subject of an investigation by the Occupational Health and Safety Administration (OSHA) of the Department of Labor. On April 9, 2004, OSHA issued citations to us and our subsidiary Tyson Poultry, Inc., d/b/a River Valley Animal Foods, alleging violations of health and safety standards arising from the death of the employee due to hydrogen sulfide inhalation. The citations consist of five willful, 12 serious and two recordkeeping violations. OSHA seeks abatement of the alleged violations and proposed penalties of $436,000. The OSHA proceeding was stayed pending the completion of the grand jury investigation. Since the receipt of the document subpoena, a number of our employees have provided grand jury testimony or informal interviews to government investigators. Federal officials have not yet indicated whether they intend to pursue any action against us in connection with this investigation.

In July 2002, certain cattle producers filed a lawsuit styled Herman Schumacher, et al. vs. Tyson Fresh Meats, Inc., et al. in the U.S. District Court for the District of South Dakota seeking certification of a class of cattle producers and naming as defendants our subsidiary TFM and three other beef packers. The plaintiffs allege that in 2001, during the first six weeks the USDA began its mandatory price reporting program, defendants knowingly used the inaccurate boxed beef cutout prices (cutout prices are determined by the USDA through a formula that averages the prices of the various box beef cuts reported by all packers) calculated and published by the USDA to negotiate the purchase of fed cattle from plaintiffs at prices substantially lower than would have been economically justified had plaintiffs known the accurate higher cutout prices. Plaintiffs contend defendants’ conduct constituted an unfair or deceptive practice or was engaged in for the purpose or with the effect of manipulating or controlling prices in violation of the Packers and Stockyards Act (PSA), 7 U.S.C. §192. The USDA stated that, during the period in question, the beef packers correctly reported beef sales information to the USDA and TFM believes it acted appropriately in its dealings with cattle producers. Trial in this matter commenced on March 31, 2006, and a jury verdict was returned against TFM and two of the other three defendants for $4,000,000. However, this amount was based on all sales and not just those of the class. TFM, together with the other defendants, filed a motion in the District Court seeking judgment as a matter of law. That motion was denied. On February 15, 2007, the District Court entered judgment against TFM and the other defendants. On March 12, 2007, TFM filed its Notice of Appeal to the United States Court of Appeals for the Eighth Circuit. Arguments were held November 14, 2007, in front of the Court of Appeals.

On January 12, 2006, the Delaware Chancery Court consolidated two previously filed lawsuits and captioned the consolidated action In re Tyson Foods, Inc. Consolidated Shareholder’s Litigation. The defendants in the consolidated complaint are the Tyson Limited Partnership and certain present and former directors of the Company. We are also named as a nominal defendant; however, no relief is sought against us. The lawsuit consists of various derivative claims alleging that the defendants breached their fiduciary duties in connection with the approval of certain consulting contracts for Don Tyson in 2001 and 2004 and Robert Peterson in 2001; the approval and alleged inadequate disclosure during 2001-2004 of certain executive compensation provided; the approval of certain stock option grants in 1999, 2001 and 2003 which were allegedly "timed" to precede favorable announcements; and related-party transactions that were allegedly unfair and allegedly not reviewed or inadequately reviewed by independent directors. The consolidated complaint also asserts, among other things, an additional derivative claim related to defendants’ alleged breach of a 1997 settlement agreement in Herbets v. Tyson, et al., a derivative claim for contempt of the court’s final order in Herbets v. Tyson, et al., and a derivative claim for unjust enrichment pertaining to the other alleged claims. In addition, the consolidated complaint contains a putative class action claim that our 2004 proxy statement contained misrepresentations regarding certain executive compensation. On March 2, 2006, the defendants filed a Motion to Dismiss the consolidated complaint. On February 6, 2007, the court entered an order granting in part and denying in part the defendants’ motion, including dismissing in whole the claims pertaining to the consulting contracts, contempt of the court’s final order in Herbets v. Tyson, et al., and the putative class action claim, and dismissing in part certain of plaintiffs' claims regarding the approval and disclosure of executive compensation and the related-party transactions, but declining to dismiss the remaining claims. On May 16, 2007 the outside director defendants filed a motion for judgment on the pleadings regarding the count dealing with option grants. The court denied the outside directors motion on August 15, 2007. Discovery in the case is ongoing.

TYSON FOODS, INC.

We currently have pending five separate wage and hour actions involving TFM’s plants located in Lexington, Nebraska (Dimas Lopez, et al. v. Tyson Foods, Inc., District of Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Adelina Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., District of Kansas, May 15, 2006), Denison and Storm Lake, Iowa (Sharp, et al. v. Tyson Foods, Inc., (W.D. Iowa, February 6, 2007), Boise, Idaho (Miguel Victorio, et al. v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc, S.D. Idaho, September 11, 2007), and Columbus Junction, Iowa (Gary Ray Robinson, et al. v. Tyson Foods, Inc., d/b/a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007). The actions allege TFM failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. TFM filed a motion for partial summary judgment in Garcia, based upon an injunction entered in Reich v. IBP, which outlined the types of activities at issue here that are compensable. The District Court of Kansas denied the motion, and TFM appealed to the Tenth Circuit Court of Appeals, arguing that the District Court’s ruling had the effect of improperly modifying the injunction.

On April 2, 2002, four former employees of our Shelbyville, Tennessee, chicken processing plant filed a putative class action complaint styled Trollinger et al. v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Tennessee against us alleging that we, in conjunction with employment agencies and recruiters, engaged in a scheme to hire illegal immigrant workers in 15 of its processing plants to depress wages paid to hourly wage employees at those plants in violation of the federal Racketeer Influenced and Corrupt Practices Act (RICO). On July 16, 2002, the District Court dismissed the case. Following appeal, on June 3, 2004 the Sixth Circuit Court of Appeals reversed the District Court’s dismissal decision and remanded the case for further proceedings. Discovery has been on-going since September 2004. In June 2005, plaintiffs filed a second amended complaint which included different plaintiffs, narrowed the list of plants at issue to eight and added an allegation that we conspired with certain Hispanic civil rights groups to hire illegal immigrant workers. In addition, the second amended complaint added as defendants John Tyson, Richard Bond, Greg Lee, Archibald Schaffer III, Kenneth Kimbro, Karen Percival, Tim McCoy and Ahrazue Wilt, all of whom are current or former officers or managers of the Company. On August 5, 2005, plaintiffs sought certification of a putative class of all hourly wage employees at the eight Company plants since 1998 who were legally authorized to be employed in the United States. On October 10, 2006, the District Court granted plaintiffs’ motion for class certification. On October 24, 2006, defendants filed with the Sixth Circuit Court of Appeals a petition for interlocutory review of the District Court’s class certification decision. That petition is pending. Discovery continues in the case, and a trial date of March 3, 2008, has been set by the District Court.

In November 2006, the Audit Committee of our Board of Directors engaged outside counsel to conduct a review of certain payments that had been made by one of our subsidiaries in Mexico, including payments during the periods covered by this annual report on Form 10-K to individuals employed by Mexican governmental bodies. The payments were discontinued in November 2006. Although the review process is ongoing, we believe the amount of these payments is immaterial, and we do not expect any material impact to our financial statements. We have contacted the Securities and Exchange Commission and the U.S. Department of Justice to inform them of our review and preliminary findings, and intend to cooperate fully with these governmental authorities.

Other Matters: We currently have approximately 104,000 employees and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

TYSON FOODS, INC.

EXECUTIVE OFFICERS OF THE COMPANY

Our Officers serve one year terms from the date of their election, or until their successors are appointed and qualified. No family relationships exist among these officers. The name, title, age and year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected
Richard L. Bond	President and Chief Executive Officer	60	2001
J. Alberto Gonzalez-Pita	Executive Vice President and General Counsel	53	2004
Richard A. Greubel, Jr.	Group Vice President and International President	45	2007
Craig Hart	Senior Vice President, Controller and Chief Accounting Officer	51	2004
Donnie D. King	Group Vice President, Poultry and Prepared Foods Operations	45	2007
Dennis Leatherby	Senior Vice President, Finance and Treasurer	47	1994
Bernard Leonard	Group Vice President, Food Service	55	2007
James V. Lochner	Senior Group Vice President, Fresh Meats and Margin Optimization	55	2005
Scott D. McNair	Group Vice President, Consumer Products	44	2007
Wade Miquelon	Executive Vice President and Chief Financial Officer	43	2006

Mr. Richard L. Bond was appointed President and Chief Executive Officer in May 2006, after serving as President and Chief Operating Officer since 2003 and Co-Chief Operating Officer and Group President, Fresh Meats and Retail since 2001. Mr. Bond was initially employed by IBP, inc. (IBP) in 1980. IBP merged into a wholly-owned subsidiary of the Company on September 28, 2001. Mr. Bond is also a member of our Board of Directors.

Mr. J. Alberto Gonzalez-Pita was appointed Executive Vice President and General Counsel in October 2004, after serving as General Counsel and Vice President for International Legal, Regulatory & External Affairs at BellSouth Corporation since 1999.

Mr. Richard A. Greubel, Jr. was appointed Group Vice President and International President in May 2007, after serving as Group Vice President, International since August 2006, and President and Managing Director for Monsanto’s Brazil business since 2001.

Mr. Craig Hart was appointed Senior Vice President, Controller and Chief Accounting Officer in September 2004 after serving as Vice President of Special Projects since 2001. Mr. Hart was initially employed by IBP in 1978.

Mr. Donnie D. King was appointed Group Vice President, Poultry and Prepared Foods Operations in March 2007 after serving as Senior Vice President, Consumer Products Operations since March 2006, Senior Vice President, Food Service Operations since July 2003, and Vice President and General Manager, Refrigerated and Deli since 2001. Mr. King was initially employed by the Company in 1982.

Mr. Dennis Leatherby was appointed Senior Vice President, Finance and Treasurer in June 2006, after serving as Senior Vice President, Finance and Treasurer and Interim Chief Financial Officer since July 2004 and Senior Vice President, Finance and Treasurer since 1998. Mr. Leatherby was initially employed by the Company in 1990.

Mr. Bernard Leonard was appointed Group Vice President, Food Service in November 2006, after serving as Senior Vice President, National Accounts since 2000. Mr. Leonard was initially employed by the Company in 1998.

Mr. James V. Lochner was appointed Senior Group Vice President, Fresh Meats and Margin Optimization in May 2006, after serving as Senior Group Vice President, Margin Optimization, Purchasing and Logistics since October 2005, Group Vice President, Purchasing, Travel, and Aviation since November 2004 and Group Vice President, Fresh Meats since 2001. Mr. Lochner was initially employed by IBP in 1983.

Mr. Scott D. McNair was appointed Group Vice President, Consumer Products in May 2007, after serving as Senior Vice President, Case Ready Meats and Wholesale Clubs since March 2006, Senior Vice President Wholesale Clubs since August 2003 and Vice President, Sales Wholesale Clubs since his initial employment with the Company in 2000.

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

TYSON FOODS, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 27, 2007, there were approximately 34,000 holders of record of the Company's Class A stock and 12 holders of record of the Company's Class B stock, excluding holders in the security position listings held by nominees.

DIVIDENDS

Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We have paid uninterrupted quarterly dividends on common stock each year since 1977 and expect to continue our cash dividend policy during fiscal 2008. In both fiscal 2007 and 2006, the annual dividend rate for Class A stock was $0.16 per share and the annual dividend rate for Class B stock was $0.144 per share.

MARKET INFORMATION

The Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for the Class B stock. The high and low closing sales prices of our Class A stock for each quarter of fiscal 2007 and 2006 are represented in the table below.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$17.00	$14.20	$18.70	$16.29
Second Quarter	19.41	15.73	16.89	12.94
Third Quarter	24.08	19.62	17.16	12.92
Fourth Quarter	23.91	17.85	16.62	13.13

ISSUER PURCHASES OF EQUITY SECURITIES

The table below provides information regarding our purchases of Class A stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
July 1 to
July 28, 2007	172,893	$23.46	-	22,474,439
July 29 to
Sept. 1, 2007	100,659	21.17	-	22,474,439
Sept. 2 to
Sept. 29, 2007	48,839	20.23	-	22,474,439
Total	(2) 322,391	$22.25	-	22,474,439

(1)

On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

We purchased 322,391 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain company obligations under our equity compensation plans. These transactions included 285,747 shares purchased in open market transactions and 36,644 shares withheld to cover required tax withholdings on the vesting of restricted stock.

TYSON FOODS, INC.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	2007	2006	2005	2004	2003
Summary of Operations
Sales	$26,900	$25,559	$26,014	$26,441	$24,549
Operating income (loss)	614	(77)	745	917	832
Net interest expense	224	238	227	275	296
Income (loss) before cumulative effect of
change in accounting principle	268	(191)	372	403	337
Diluted earnings (loss) per share before cumulative
effect of change in accounting principle	0.75	(0.56)	1.04	1.13	0.96
Cumulative effect of change in accounting principle, net of tax	-	(5)	-	-	-
Diluted loss per share of cumulative effect
of change in accounting principle, net of tax	-	(0.02)	-	-	-
Net income (loss)	268	(196)	372	403	337
Diluted earnings (loss) per share	0.75	(0.58)	1.04	1.13	0.96
Dividends per share:
Class A	0.160	0.160	0.160	0.160	0.160
Class B	0.144	0.144	0.144	0.144	0.144
Depreciation and amortization	514	517	501	490	458
Balance Sheet Data
Total assets	$10,227	$11,121	$10,504	$10,464	$10,486
Total debt	2,779	3,979	2,995	3,362	3,604
Shareholders' equity	4,731	4,440	4,671	4,292	3,954
Other Key Financial Measures
Capital expenditures	$285	$531	$571	$486	$402
Return on invested capital	7.7%	(1.0)%	9.7%	12.1%	10.9%
Effective tax rate	34.6%	34.8%	29.5%	36.6%	35.5%
Total debt to capitalization	37.0%	47.3%	39.1%	43.9%	47.7%
Book value per share	$13.31	$12.51	$13.19	$12.19	$11.21
Closing stock price high	24.08	18.70	19.47	21.06	14.42
Closing stock price low	14.20	12.92	14.12	12.59	7.28

Notes to Five-Year Financial Summary
a.	Fiscal 2007 includes tax expense of $17 million related to a fixed asset tax cost correction, primarily related to a fixed asset system conversion in 1999.
b.	Fiscal 2006 includes $63 million of pretax charges primarily related to closing one poultry plant, two beef plants and two prepared foods plants.
c.

Fiscal 2005 includes $33 million of pretax charges related to a legal settlement involving our live swine operations, a non-recurring income tax net benefit of $15 million including benefit from the reversal of certain income tax reserves, partially offset by an income tax charge related to the one-time repatriation of foreign income under the American Jobs Creation Act and $14 million of pretax charges primarily related to closing two poultry plants and one prepared foods plant. Additionally, the effective tax rate was affected by the federal income tax effect of the Medicare Part D subsidy in fiscal 2005 of $55 million because this amount was not subject to federal income tax.

d.

Fiscal 2004 includes $61 million of pretax BSE-related charges, $40 million of pretax charges primarily related to closing one poultry and three prepared foods operations, $25 million of pretax charges related to the impairment of intangible assets and $21 million of pretax charges related to fixed asset write-downs.

e.	Fiscal 2004 was a 53-week year, while the other years presented were 52-week years.
f.	Fiscal 2003 includes $167 million of pretax gains related to vitamin antitrust litigation settlements received and $76 million of pretax charges related to closing four poultry operations.
g.	Return on invested capital is calculated by dividing operating income (loss) by the sum of the average of beginning and ending total debt and shareholders’ equity.
h.

The 2006 total debt to capitalization ratio is not adjusted for the $750 million short-term investment we had on deposit at September 30, 2006. When adjusted for the $750 million short-term investment, the debt to capitalization ratio was 42.1%.

TYSON FOODS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE COMPANY

We are the world’s largest meat protein company and the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. We produce, distribute and market chicken, beef, pork, prepared foods and related allied products. Our operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors that influence our business are customer demand for our products, the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace, accessibility of international markets, market prices for our chicken, beef and pork products, the cost of live cattle and hogs, raw materials and grain and operating efficiencies of our facilities.

OVERVIEW

In fiscal 2007, we had significant improvements in all segments. In total, operating income improved by $691 million from last year. The following are some of the highlights for fiscal 2007:

•	Chicken Segment - Despite increased grain costs in fiscal 2007, our Chicken segment results improved largely due to increased average sales prices, partially offset by a decrease in sales volumes. Additionally, we sold two commodity chicken plants in May 2007 and did not rebuild another chicken plant closed due to a fire in late fiscal

2006.

•	Beef Segment - Operating cost efficiencies and yield improvements led to improved operating margins. Beef segment operating cost efficiencies benefited from closure of three beef plants, two of which were closed in fiscal 2006 and another which closed in early fiscal 2007.

•	Pork Segment – Operating cost efficiencies and yield improvements led to improved operating margins.
•	Prepared Foods Segment– Improvements in our Prepared Foods segment were primarily due to increased average sales prices.

•	We achieved savings goal related to the Cost Management Initiative.
•	Total debt outstanding at September 29, 2007, was reduced to $2.8 billion, which is the lowest debt level since our acquisition of IBP, inc. in 2001.

	in millions, except per share data
	2007	2006	2005
Net income (loss)	$268	$(196)	$372
Net earnings (loss) per diluted share	0.75	(0.58)	1.04

•	2007 – Net income includes the following item:
•	$17 million of tax expense related to a fixed asset tax cost correction, primarily related to a fixed asset system conversion in 1999.
•	2006 – Net loss includes the following items:
•	$63 million of costs related to beef, prepared foods and poultry plant closings;
•

$19 million of charges related to our Cost Management Initiative and other business consolidation efforts which included severance expense, product rationalization costs and related intangible asset impairment expenses;

•	$15 million tax expense resulting from a review of our tax account balances; and
•

$5 million charge related to the cumulative effect of a change in accounting principle due to adoption of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143 (FIN 47).

•	2005 – Net income includes the following items:
•	The effective tax rate benefited from the federal income tax effect of the Medicare Part D subsidy in fiscal 2005 of $55 million because this amount was not subject to federal income tax;
•	$15 million non-recurring income tax net benefit, which includes the reversal of tax reserves, partially offset by an income tax charge related to the repatriation of foreign income;
•	$33 million of costs related to a legal settlement involving our live swine operations; and
•	$14 million of costs for poultry and prepared foods plant closings.

TYSON FOODS, INC.

OUTLOOK

The following elements comprise our long-term strategic plan:

•

Create innovative and insight-driven food solutions – discover and sell market-leading products and services to grow Tyson’s brand equity and help our customers succeed through our commitment to joint value creation

•	Optimize commodity business models – emphasize cost focus in operations, manage margins and maximize revenue by capitalizing on scale, yield, pricing, product mix and services
•	Build a multi-national enterprise – accelerate expansion in cost competitive regions and markets with the greatest growth potential as well as increase and diversify United States exports
•

Revolutionize conversion of raw materials and by-products into high-margin initiatives – commercialize opportunities outside the core business, such as renewable energy and other technologically-advanced platforms

In fiscal 2007, we announced a strategic alliance with ConocoPhillips, which will produce and market renewable diesel fuel. The alliance plans to use our poultry, beef and pork by-product fat to produce an on-highway transportation fuel. Production is expected to begin in the first quarter of fiscal 2008. We do not expect this alliance to have a significant impact to our earnings in fiscal 2008.

Also in fiscal 2007, we formed a 50/50 joint venture with Syntroleum Corporation. The joint venture, Dynamic Fuels LLC, will produce renewable synthetic fuels targeting the renewable diesel, jet and military fuel markets. Construction of production facilities is expected to begin in fiscal 2008 and continue through fiscal 2009, with production targeted for 2010.

We are working to potentially close two integrated poultry joint ventures in China, as well as an integrated poultry deal in Brazil. We expect to close two of these transactions by the end of the second quarter of fiscal 2008, with the third to be completed in the third quarter of fiscal 2008.

Our outlook for fiscal 2008 includes:

•	Diluted earnings per share in the range of $0.30 to $0.70
•	Sales expected to be approximately $28 billion
•	Capital spending of $425 - $475 million
•	Net interest expense of approximately $200 million

Our outlook for segments in fiscal 2008 includes:

•

Chicken – We expect to participate in the increase of industry-wide chicken supplies, which we think will be up 3-4% over fiscal 2007. Based on our current sales projections, we plan to increase our production volume to meet our customers’ needs. However, we anticipate an increase in grain costs in excess of $300 million, as compared to fiscal 2007, which we will be working to mitigate through risk management and pricing.

•

Beef – We expect to continue building on the operational execution improvements from fiscal 2007; however, the beginning of fiscal 2008 has been a very difficult and volatile environment for the industry. The current environment is the result of the industry processing too much cattle relative to supply and demand, which has a negative impact to operating margins. Historically, these conditions have had a limited duration.

•	Pork – We expect an increase in pork supplies of between 1-2%, which should lead to better results in fiscal 2008, as compared to fiscal 2007.
•

Prepared Foods – We expect improvements in fiscal 2008 compared to fiscal 2007, as our SKU rationalization project is almost complete. Additionally, we anticipate lower pork raw material costs in fiscal 2008.

TYSON FOODS, INC.

SUMMARY OF RESULTS

Sales	in millions
	2007	2006	2005
Sales	$26,900	$25,559	$26,014
Change in average sales price	6.2%	(3.9)%
Change in sales volume	(0.9)%	2.3%
Sales growth (decline)	5.2%	(1.7)%

•	2007 vs. 2006 –
•

The improvement in sales was largely due to improved average sales prices, which accounted for an increase of approximately $1.5 billion in sales. The improvement is due to better market conditions in all segments, with the majority of the increase attributable to the Chicken and Beef segments.

•

Sales were negatively impacted by a slight decrease in sales volumes, which accounted for a decrease of approximately $181 million. The decrease was driven by decreases in the Chicken and Prepared Foods segments, offset by improvements in the Beef and Pork segments. The decrease includes planned production cuts and the closure of production facilities, offset by improvements in the beef and pork export markets and improved domestic pork demand.

•	2006 vs. 2005 –
•	An oversupply of proteins led to decreased average sales prices in all segments.

Cost of Sales	in millions
	2007	2006	2005
Cost of sales	$25,467	$24,631	$24,294
Gross margin	$1,433	$928	$1,720
Cost of sales as a percentage of sales	94.7%	96.4%	93.4%

•	2007 vs. 2006 –
•	Decrease in cost of sales as a percentage of sales primarily was due to the increase in average sales prices, while average live prices and production costs did not increase at the same rate.
•	Cost of sales increased by $836 million, with an increase in cost per pound contributing to a $982 million increase, offset by a decrease in sales volumes reducing cost of sales by $146 million.
o

Increase in net grain costs of $256 million, which includes $334 million of increased grain costs, partially offset by increased net gains of $78 million from our commodity risk management activities related to grain purchases.

o

Increase in average domestic live cattle and hog costs, as well as an increase in domestic pork sales volumes and our Lakeside operation sales volumes, increased cost of sales by approximately $797 million.

o

Decrease in Chicken segment sales volumes decreased cost of sales by approximately $346 million, primarily due to planned production cuts, the sale of two poultry plants and the closure of a poultry plant in fiscal 2006 due to a fire.

•	2006 vs. 2005 –
•	Increase in cost of sales as a percentage of sales primarily was due to the decrease in average sales prices, while average live prices and production costs did not decrease at the same rate.
•	Increase of approximately $167 million related to energy costs.

TYSON FOODS, INC.

Selling, General and Administrative	in millions
	2007	2006	2005
Selling, general and administrative	$817	$935	$928
As a percentage of sales	3.0%	3.7%	3.6%

•	2007 vs. 2006 –
•	Decrease of $39 million in advertising and sales promotion expenses.
•	Decrease of $27 million due to a favorable actuarial adjustment related to retiree healthcare plan recorded in fiscal 2007 compared to an unfavorable adjustment recorded in fiscal 2006.
•	Decrease of $15 million in other professional fees.
•	Decrease of $18 million due to a gain recorded in fiscal 2007 on the disposition of an aircraft, as well as favorable investment returns on company-owned life insurance.
•

We had various other savings recognized as part of our Cost Management Initiative. These savings are in addition to some of the decreases above and include management salaries, travel, relocation and recruiting, personnel awards, as well as other various savings.

•	Increase of $18 million in earnings-based incentive compensation.
•	2006 vs. 2005 –
•	Increase of $10 million in stock compensation expense (primarily as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”).
•	Increase of $10 million related to insurance proceeds received in fiscal 2005 and increased information system services costs.
•	Decrease of $9 million related to charitable contributions.

Other Charges	in millions
	2007	2006	2005
	$2	$70	$47

•	2006 –
•	Includes $47 million of charges related to closing our Norfolk and West Point, Nebraska, operations.
•	Includes $14 million of charges related to closing our Independence and Oelwein, Iowa, operations.
•	Includes $9 million of severance accruals related to our Cost Management Initiative announced in July 2006.
•	2005 –
•	Includes $33 million of charges related to a legal settlement involving our live swine operations.
•	Includes $14 million of charges related to closing our Cleveland Street Forest, Mississippi; Portland, Maine; and Bentonville, Arkansas, operations.

Interest Income	in millions
	2007	2006	2005
	$8	$30	$10

•	2006 – Includes $20 million of interest earned on the $750 million short-term investment held on deposit with a trustee used for the repayment of the 7.25% Notes maturing on October 1, 2006.

TYSON FOODS, INC.

Interest Expense	in millions
	2007	2006	2005
Interest expense	$232	$268	$237
Average borrowing rate	7.4%	7.4%	7.5%
Change in average weekly debt	(15.9)%	15.8%
Capitalized interest	$2	$8	$6

•

2006 - The increase in interest expense primarily was due to the $1.0 billion senior unsecured notes borrowing at the end of the second quarter of fiscal 2006. We used $750 million of the proceeds from the borrowing for the repayment of the 7.25% Notes maturing on October 1, 2006.

Other Income	in millions
	2007	2006	2005
	$(20)	$(22)	$(10)

•	2007 –
•	Includes $12 million in foreign currency exchange gain.
•	2006 –
•	Includes $7 million gain recorded on the write-off of a capital lease obligation related to a legal settlement.
•	Includes $7 million in foreign currency exchange gain.
•	2005 –
•	Includes $8 million gain from the sale of our remaining interest in Specialty Brands, Inc.

Effective Tax Rate
	2007	2006	2005
	34.6%	34.8%	29.5%

•	2007 –
•	Increased the effective tax rate 4.2% due to a fixed asset tax cost correction, primarily related to a fixed asset system conversion in 1999.
•

Increased the effective tax rate 3.2% due to the federal income tax effect of the reductions in estimated Medicare Part D subsidy in fiscal 2007, which is not deductible for federal income tax purposes.

•	Reduced the effective tax rate 4.6% due to the reduction of income tax reserves based on favorable settlement of disputed matters.
•	2006 –
•	Reduced the effective tax rate 5.1% due to expense recorded in fiscal 2006 as a result of the tax account balance review.
•	Reduced the effective tax rate 1.8% due to the federal income tax effect of the reductions in estimated Medicare Part D subsidy in fiscal 2006, which is not deductible for federal income tax purposes.
•	2005 –
•	Reduced the effective tax rate 4.1% due to the reduction of income tax reserves based on favorable settlement of disputed matters.
•	Reduced the effective tax rate 3.6% related to the fiscal 2005 estimated future Medicare Part D subsidy.
•	Increased the effective tax rate 4.2% related to the repatriation of earnings of foreign subsidiaries as allowed by the American Jobs Creation Act.

TYSON FOODS, INC.

Cumulative Effect of Change in Accounting Principle, Net of Tax	in millions
	2007	2006	2005
	$-	$5	$-

•	2006 – Transition charge related to the adoption of FIN 47.

SEGMENT RESULTS

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment income (loss).

				in millions
	Sales			Operating Income (Loss)
	2007	2006	2005	2007	2006	2005
Chicken	$8,188	$7,928	$8,295	$280	$53	$582
Beef	12,703	11,825	11,618	35	(296)	(12)
Pork	3,309	3,060	3,247	135	47	47
Prepared Foods	2,660	2,692	2,801	81	45	78
Other	40	54	53	83	74	50
Total	$26,900	$25,559	$26,014	$614	$(77)	$745

Chicken Segment Results	in millions
	2007	2006	Change 2007 vs. 2006	2005	Change 2006 vs. 2005
Sales	$8,188	$7,928	$260	$8,295	$(367)
Sales Volume Change			(4.7)%		3.0%
Average Sales Price Change			8.4%		(7.2)%

Operating Income	$280	$53	$227	$582	$(529)
Operating Margin	3.4%	0.7%		7.0%

•	2007 – Operating income includes a $10 million gain on the sale of two poultry plants and related support facilities.
•	2006 – Operating income includes $9 million of charges related to our Cost Management Initiative, other business consolidation efforts and plant closing costs.
•	2005 – Operating income includes $12 million of charges related to plant closings and $8 million of hurricane-related losses.

•	2007 vs. 2006 –
•

Sales and Operating Income – The increase in sales and operating income is due to the increase in average sales prices, partially offset by a decrease in sales volumes. The decrease in sales volumes is due to planned production cuts, the sale of two poultry plants and the closure of a poultry plant in fiscal 2006 due to a fire. The increase in average sales prices contributed to improved operating income, partially offset by an increase in net grain costs of $256 million. The increase of net grain costs includes $334 million of increased grain costs, partially offset by increased net gains of $78 million from our commodity risk management activities related to grain purchases. Additionally, operating income improved due to a decrease in selling, general and administrative expenses.

•	2006 vs. 2005 –
•

Sales and Operating Income - The decline in sales was primarily due to lower average sales prices, predominantly caused by an oversupply of proteins in the marketplace. In addition to the lower average sales prices, operating results were affected negatively by higher energy costs and decreased margins at our operations in Mexico. Fiscal 2006 operating results include realized and unrealized net gains of $6 million from our commodity risk management activities related to grain purchases compared to realized and unrealized net losses of $27 million recorded in fiscal 2005.

TYSON FOODS, INC.

Beef Segment Results	in millions
	2007	2006	Change 2007 vs. 2006	2005	Change 2006 vs. 2005
Sales	$12,703	$11,825	$878	$11,618	$207
Sales Volume Change			1.5%		2.6%
Average Sales Price Change			5.8%		(0.8)%

Operating Income (Loss)	$35	$(296)	$331	$(12)	$(284)
Operating Margin	0.3%	(2.5)%		(0.1)%

•	2006 – Operating loss includes $52 million of charges related to plant closings, our Cost Management Initiative and other business consolidation efforts.
•	2005 – Operating loss includes $10 million of income received in connection with vitamin antitrust litigation.

•	Fiscal 2007 vs. 2006 –
•

Sales and Operating Income (Loss) – The increase in sales and operating income was due to higher average sales prices, as well as higher sales volumes. The operating results improvement was due to operating cost efficiencies and yield improvements, partially offset by an increase in average live prices. Also, operating results improved significantly from a decrease in selling, general and administrative expenses. Fiscal 2007 operating results include realized and unrealized net losses of $2 million from our commodity risk management activities related to forward futures contracts for live cattle, excluding the related impact from the physical sale and purchase transactions, compared to realized and unrealized net losses of $40 million recorded in fiscal 2006. Additionally, operating results were affected positively by significant operating margin improvements at our Lakeside operation in Canada.

•	Fiscal 2006 vs. 2005 –
•

Sales and Operating Loss – The increase in sales was due to higher sales volumes, partially offset by slightly lower average sales prices, predominantly caused by an oversupply of proteins in the marketplace. In addition to lower average sales prices, operating results were impacted negatively by significant operating margin reductions at our Lakeside operation in Canada. Also, fiscal 2006 operating results include realized and unrealized net losses of $40 million from our commodity risk management activities related to forward futures contracts for live cattle, excluding the related impact from the physical sale and purchase transactions, compared to realized and unrealized net gains of $13 million recorded in fiscal 2005.

TYSON FOODS, INC.

Pork Segment Results	in millions
	2007	2006	Change 2007 vs. 2006	2005	Change 2006 vs. 2005
Sales	$3,309	$3,060	$249	$3,247	$(187)
Sales Volume Change			5.1%		0.5%
Average Sales Price Change			2.9%		(6.2)%

Operating Income	$135	$47	$88	$47	$-
Operating Margin	4.1%	1.5%		1.4%

•	2005 – Operating income includes $33 million of charges related to a legal settlement involving our live swine operations.

•	2007 vs. 2006 –
•

Sales and Operating Income – The increase in sales and operating income was due to higher sales volumes and an increase in average sales prices, due to increased domestic demand and strong export markets. Additionally, operating income was impacted positively by improved operating cost efficiencies and yield improvements, partially offset by higher average live prices. Fiscal 2007 operating results include realized and unrealized net gains of $3 million from our commodity risk management activities related to forward futures contracts for live hogs, excluding the related impact from the physical sale and purchase transactions, compared to realized and unrealized net losses of $15 million recorded in fiscal 2006.

•	2006 vs. 2005 –
•

Sales and Operating Income - The decline in sales was primarily due to lower average sales prices, predominantly caused by an oversupply of proteins in the marketplace. Lower average sales prices were offset partially by lower average live prices. Additionally, fiscal 2006 operating results include realized and unrealized net losses of $15 million from our commodity risk management activities related to forward futures contracts for live hogs, excluding the related impact from the physical sale and purchase transactions, compared to realized and unrealized net losses of $22 million recorded in fiscal 2005.

Prepared Foods Segment Results					in millions
	2007	2006	Change 2007 vs. 2006	2005	Change 2006 vs. 2005
Sales	$2,660	$2,692	$(32)	$2,801	$(109)
Sales Volume Change			(3.9)%		0.3%
Average Sales Price Change			2.9%		(4.2)%

Operating Income	$81	$45	$36	$78	$(33)
Operating Margin	3.0%	1.7%		2.8%

•	2007 – Operating income includes $7 million of charges related to intangible asset impairments.
•	2006 – Operating income includes $19 million of charges related to plant closings, other business consolidation efforts and our Cost Management Initiative.

•	2007 vs. 2006 –
•

Sales and Operating Income – The decline in sales primarily was due to a decrease in sales volumes, which includes reduced sales volumes on lower margin products, partially offset by an increase in average sales prices. Operating income improved primarily due to an improvement in average sales prices, partially offset by an increase in plant costs and raw material costs.

•	2006 vs. 2005 –
•	Sales and Operating Income - The decline in sales and operating income primarily was due to lower average sales prices.

TYSON FOODS, INC.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs for operations growth and capital expenditures are expected to be met with cash flows provided by operating activities, as well as short-term borrowings.

Reclassification: In fiscal 2007, we reclassified $85 million and $27 million, respectively, for fiscal 2006 and fiscal 2005, in negative book cash balances from Changes in working capital reported as Operating Activities to Increase (decrease) in negative book cash balances reported as Financing Activities to conform with the current period presentation.

Cash Flows from Operating Activities	in millions
	2007	2006	2005
Net income (loss)	$268	$(196)	$372
Non-cash items in net income (loss):
Depreciation and amortization	514	517	501
Deferred taxes	5	(130)	(93)
Cumulative effect of change in accounting principle, before tax	-	9	-
Other, net	(1)	48	33
Income before changes in working capital	786	248	813
Changes in working capital	(108)	124	213
Net cash provided by operating activities	$678	$372	$1,026

Income before changes in working capital represents net income (loss) adjusted for non-cash income and expenses. Additionally, this amount represents net cash provided by operating activities prior to changes in assets and liabilities associated with operations.

Over the past three years, cash provided by operating activities was approximately $2.1 billion, which enabled us to fund $1.4 billion in capital expenditures and pay down debt by $593 million.

Changes in working capital:

•	2007 – Operating cash flows declined due to higher inventory and accounts receivable balances, partially offset by a higher accounts payable balance.
•

2006 – Operating cash flow increased due to a lower accounts receivable balance, higher accounts payable and interest payable balances, partially offset by a lower income taxes payable/receivable balance.

•	2005 – Operating cash flow increased due to higher accounts payable and income taxes payable/receivable balances, as well as a lower accounts receivable balance.

Cash Flows from Investing Activities	in millions
	2007	2006	2005
Additions to property, plant and equipment	$(285)	$(531)	$(571)
Proceeds from sales of property, plant and equipment	76	21	47
Proceeds from sale (purchase) of marketable securities, net	16	23	(39)
Proceeds from sale (purchase) of short-term investment	770	(750)	-
Other, net	2	13	2
Net cash provided by (used for) investing activities	$579	$(1,224)	$(561)

•

Expenditures for property, plant and equipment include the acquisition of new equipment, upgrading our facilities to maintain competitive standing and position us for future opportunities. In fiscal 2007, we focused on reducing our capital spending. In fiscal 2006 and 2005, we had significant capital investing, including our new Discovery Center, the Sherman, Texas, case-ready facility and information system technology improvements.

•	At September 29, 2007, construction projects in progress will require approximately $194 million to complete. Capital spending for fiscal 2008 is expected to be between $425 million and $475 million.

•	In June 2007, we, along with Syntroleum Corporation, announced the formation of Dynamic Fuels LLC, a 50/50 joint venture, which will produce renewable synthetic fuels targeting the renewable diesel, jet and military fuel markets. We anticipate total initial capital spending of approximately $75 million for the construction of the initial facility, which is 50% of the estimated cost to construct the first facility. Construction is expected to begin in fiscal

2008 and continue through fiscal 2009, with production targeted for 2010.

•

TYSON FOODS, INC.

Proceeds from sale of assets in fiscal 2007 include $40 million received related to the sale of two poultry plants and related support facilities.

•

Short-term investment purchased in fiscal 2006 with proceeds from $1.0 billion of senior unsecured notes maturing on April 1, 2016. The short-term investment was held in an interest bearing account with a trustee. In fiscal 2007, we used proceeds from sale of the short-term investment to repay our outstanding $750 million 7.25% Notes due October 1, 2006.

•

We continue to evaluate additional international and domestic growth opportunities. We are working to close potentially two integrated poultry joint ventures in China, as well as an integrated poultry deal in Brazil. We expect to close two of these transactions by the end of the second quarter of fiscal 2008, with the third to be completed in the third quarter of fiscal 2008.

Cash Flows from Financing Activities	in millions
	2007	2006	2005
Net borrowings (payments) on revolving credit facilities	$53	$158	$(384)
Payments on debt	(1,263)	(166)	(336)
Net proceeds from borrowings of debt	-	992	353
Purchases of treasury shares	(61)	(42)	(45)
Dividends	(56)	(55)	(55)
Stock options exercised	74	32	23
Increase (decrease) in negative book cash balances	9	(85)	(27)
Other, net	(8)	10	1
Net cash provided by (used for) financing activities	$(1,252)	$844	$(470)

•	Net borrowings (payments) on revolving credit facilities primarily include activity related to the accounts receivable securitization and commercial paper.
•	Payments on debt include -
•	In fiscal 2007, we used proceeds from sale of the short-term investment to repay our outstanding $750 million

7.25% Notes due October 1, 2006. In addition, we used cash from operations to reduce the amount outstanding under the Lakeside term loan by $320 million, repay the outstanding $125 million 7.45% Notes due June 1, 2007, and reduce other borrowings.

•	In fiscal 2006, we repaid the $87 million 6.125% Senior Notes due February 1, 2006, and reduced other borrowings.
•	In fiscal 2005, we repaid the $150 million 6.75% Notes due June 1, 2005, repaid the $138 million 6.625% Notes due

October 17, 2005, and reduced other borrowings.

•	Net proceeds from borrowings of debt include -
•	In fiscal 2006, we issued $1.0 billion of senior unsecured notes maturing on April 1, 2016 (2016 Notes).

The 2016 Notes carried an initial 6.60% interest rate, which now carry a 6.85% interest rate, with interest payments due semi-annually on April 1 and October 1. In fiscal 2007, proceeds were used to repay our outstanding $750 million 7.25% Notes due October 1, 2006. The remaining proceeds were used for general corporate purposes.

•	In fiscal 2005, Lakeside Farm Industries, Ltd. (Lakeside) borrowed $353 million in U.S. dollars under an unsecured three-year term loan agreement with the principal balance due at the end of the term. The agreement provides for interest rates ranging from LIBOR plus 0.4 percent to LIBOR plus one percent depending on our debt rating. Interest payments are made at least quarterly. Lakeside is one of our wholly-owned subsidiaries.

•	We have $137 million of debt due in fiscal 2008. We expect to use cash from operations or short-term borrowings to repay this debt.

TYSON FOODS, INC.

Liquidity	in millions
			Outstanding
			Letters of
		Facility	Credit (no	Amount	Amount
	Expiration Date	Amount	draw downs)	Borrowed	Available
Revolving credit facility	September 2010	$1,000	$252	$-	$748
Receivables purchase agreement	Aug 2008, Aug 2010	750	-	213	537
Unused borrowing capacity					$1,285

•

The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs and derivative activities.

•

The receivables purchase agreement is with three co-purchasers and allows us to sell up to $750 million of trade receivables, consisting of $375 million expiring in August 2008 and $375 million expiring in August 2010.

•	Our current ratio at September 29, 2007, was 1.70 to 1, as compared to 1.47 to 1 and 1.62 to 1, respectively, at September 30, 2006, and October 1, 2005.

Capitalization	in millions
	2007	2006	2005
Senior notes	$2,475	$3,388	$2,529
Lakeside term loan	25	345	345
Other indebtedness	279	246	121
Total Debt	$2,779	$3,979	$2,995

Total Equity	$4,731	$4,440	$4,671

Debt to Capitalization Ratio	37.0%	47.3%	39.1%

•

At September 30, 2006, we had $750 million in a short-term investment held on deposit with a trustee. Proceeds from sale of short-term investment were used to repay the $750 million 7.25% Notes due October 1, 2006. This repayment was made in fiscal 2007. When adjusted for the $750 million short-term investment held on deposit, total debt would have been $3.2 billion, with a debt to capitalization ratio of 42.1%.

Credit Ratings

On July 24, 2006, Moody’s Investors Services, Inc. (Moody’s) downgraded the credit rating applicable to the 2016 Notes from “Baa3” to “Ba1.” This downgrade increased the interest rate on the 2016 Notes from 6.60% to 6.85%, effective on the first day of the interest period during which the rating change required an adjustment to the interest rate (i.e., the issuance of the 2016 Notes). This downgrade did not have a material impact to interest expense. Additionally, on July 31, 2006, Standard & Poor’s (S&P) downgraded the credit rating applicable to the 2016 Notes from “BBB” to “BBB-.” This downgrade did not result in an increase in the interest rate on the 2016 Notes, nor did it result in an increase in interest expense or related fees for other debt.

On September 18, 2006, Tyson Fresh Meats (TFM), a wholly-owned subsidiary of the Company, guaranteed the 2016 Notes. This guarantee does not extend to the other unsecured senior notes of the Company. Moody’s and S&P did not change the July 2006 credit ratings applicable to the 2016 Notes. However, Moody’s issued a new credit rating of “Ba2,” and S&P issued a new credit rating of “BB+” related to the other unsecured senior notes not guaranteed by TFM. These new ratings did not impact the interest rate applicable to the 2016 Notes and did not have a material impact on interest expense.

S&P currently rates the 2016 Notes “BBB-,” with a negative outlook. Moody’s currently rates this debt “Ba1,” with a negative outlook. The pretax impact to earnings of a further downgrade would not be material.

TYSON FOODS, INC.

Debt Covenants

Our debt agreements contain various covenants, the most restrictive of which contain maximum allowed leverage ratios and a minimum required interest coverage ratio. We were in compliance with all covenants at September 29, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements material to our financial position or results of operations. The off-balance sheet arrangements we have are guarantees of debt of outside third parties, including a lease and grower loans, and residual value guarantees covering certain operating leases for various types of equipment. See Note 8, “Commitments” of the Notes to Consolidated Financial Statements for further discussions of these guarantees.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 29, 2007:

	in millions
	Payments Due by Period
				2013 and
	2008	2009 – 2010	2011 - 2012	thereafter	Total
Debt and capital lease obligations:
Principal payments (1)	$137	$382	$1,003	$1,257	$2,779
Interest payments (2)	200	453	221	412	1,286
Guarantees (3)	16	39	33	43	131
Operating lease obligations (4)	74	87	35	14	210
Purchase obligations (5)	636	26	6	4	672
Capital expenditures (6)	194	-	-	-	194
Dynamic Fuels joint venture funding	35	35	-	-	70
Other long-term liabilities (7)	8	6	5	32	51
Total contractual commitments	$1,300	$1,028	$1,303	$1,762	$5,393

(1)	In the event of a default on payment or violation of debt covenants, acceleration of the principal payments could occur. At September 29, 2007, we were in compliance with all of our debt covenants.
(2)	Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective rates at September 29, 2007, and expected payment dates.
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
(5)

Amounts included in purchase obligations are agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount includes items, such as future purchase commitments for grains and livestock contracts that provide terms that meet the above criteria. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders have not been included in the table, as a purchase order is an authorization to purchase and may not be considered an enforceable and legally binding contract. Contracts for goods or services that contain termination clauses without penalty have also been excluded.

(6)	Amounts included in capital expenditures are estimated amounts to complete construction projects in progress as of September 29, 2007.
(7)	Amounts included in other long-term liabilities are items that meet the definition of a purchase obligation and are recorded in the Consolidated Balance Sheets.

TYSON FOODS, INC.

RECENTLY ADOPTED ACCOUNTING STANDARDS AND REGULATIONS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in funded status in the year in which the changes occur through other comprehensive income. We adopted SFAS No. 158 at the end of fiscal 2007. This standard also requires companies to measure the funded status of a plan as of the date of its annual consolidated balance sheet, with limited exceptions. This portion of the standard has a delayed effective date, which we will adopt in fiscal 2009. See Note 12, “Pensions and Other Postretirement Benefits” in the Notes to Consolidated Financial Statements for the impact of the adoption of SFAS No. 158.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. We adopted SAB 108 at the end of fiscal 2007, and there was no impact on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). The pronouncement requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares, in the financial statements based on the fair value at the date of the grant. In fiscal 2006, we adopted SFAS No. 123R using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the adoption of SFAS No. 123R and for all awards granted to employees prior to the adoption date of SFAS No. 123R and unvested on the adoption date. Accordingly, no restatements were made to prior periods. Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for our employee stock compensation plans. Accordingly, no compensation expense was recognized for stock option issuances as stock options are issued with an exercise price equal to the closing price at the date of grant. Also, prior to the adoption of SFAS No. 123R, we issued restricted stock and recorded the fair value of such awards as deferred compensation amortized over the vesting period. The fair value of each option grant is established on the date of grant using the Black-Scholes option-pricing model for grants awarded prior to October 1, 2005, and a binomial lattice method for grants awarded subsequent to October 1, 2005. The change to the binomial lattice method was made to better reflect the exercise behavior of top management. We recognized compensation expense (net of tax) in fiscal 2007 and fiscal 2006, respectively, of $11 million and $9 million related to stock options and $14 million and $15 million related to restricted stock. As of September 29, 2007, we had $44 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.5 years and $44 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted-average period of 2.2 years.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143 (FIN 47). Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), was issued in June 2001 and requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction, development and/or the normal operation of a long-lived asset. The associated asset costs are capitalized as part of the carrying amount of the long-lived asset. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. We adopted FIN 47 as of September 30, 2006. See Note 2, “Change in Accounting Principle” in the Notes to Consolidated Financial Statements for the impact of the adoption of FIN 47.

TYSON FOODS, INC.

RECENTLY ISSUED ACCOUNTING STANDARDS AND REGULATIONS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, we will adopt FIN 48 at the beginning of fiscal 2008. Currently we are evaluating the impact the adoption of this statement will have on our consolidated financial position and we expect the adoption of FIN 48 will result in a cumulative effect adjustment between $10 million and $25 million.  The adjustment will decrease retained earnings and increase other long-term liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 157 and SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, we expect to adopt SFAS No. 157 and SFAS No. 159 at the beginning of fiscal 2009. We are in process of evaluating the potential impacts of SFAS No. 157 and SFAS No. 159.

TYSON FOODS, INC.

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting estimates we consider critical.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

Contingent liabilities

We are subject to lawsuits, investigations and other claims related to wage and hour/labor, livestock procurement, securities, environmental, product, taxing authorities and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.

A determination of the amount of reserves and disclosures required, if any, for these contingencies are made after considerable analysis of each individual issue. We accrue for contingent liabilities when an assessment of the risk of loss is probable and can be reasonably estimated. We disclose contingent liabilities when the risk of loss is reasonably possible or probable.

Our contingent liabilities contain uncertainties because the eventual outcome will result from future events, and determination of current reserves requires estimates and judgments related to future changes in facts and circumstances, differing interpretations of the law and assessments of the amount of damages, and the effectiveness of strategies or other factors beyond our control.

We have not made any material changes in the accounting methodology used to establish our contingent liabilities during the past three fiscal years.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our contingent liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.

Marketing and advertising costs

We incur advertising, retailer incentive and consumer incentive costs to promote products through marketing programs. These programs include cooperative advertising, volume discounts, in-store display incentives, coupons and other programs.

Marketing and advertising costs are charged in the period incurred. We accrue costs based on the estimated performance, historical utilization and redemption of each program.

Cash consideration given to customers is considered a reduction in the price of our products, thus recorded as a reduction to sales. The remainder of marketing and advertising costs is recorded as a selling, general and administrative expense.

Recognition of the costs related to these programs contains uncertainties due to judgment required in estimating the potential performance and redemption of each program.

These estimates are based on many factors, including experience of similar promotional programs.

We have not made any material changes in the accounting methodology used to establish our marketing accruals during the past three fiscal years.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our marketing accruals. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.

A 10% change in our marketing accruals at September 29, 2007, would impact pretax earnings by approximately $9 million.

TYSON FOODS, INC.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

Accrued self insurance

We are self insured for certain losses related to health and welfare, workers’ compensation, auto liability and general liability claims.

We use an independent third-party actuary to assist in the determination of our self-insurance liability. We and the actuary consider a number of factors when estimating our self-insurance liability, including claims experience, demographic factors, severity factors and other actuarial assumptions.

We periodically review our estimates and assumptions with our third-party actuary to assist us in determining the adequacy of our self-insurance liability. Our policy is to maintain an accrual within the central to high point of the actuarial range.

Our self-insurance liability contains uncertainties due to assumptions required and judgment used.

Costs to settle our obligations, including legal and healthcare costs, could increase or decrease causing estimates of our self-insurance liability to change.

Incident rates, including frequency and severity, could increase or decrease causing estimates in our self-insurance liability to change.

We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three fiscal years.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our self-insurance liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.

A 10% increase in the actuarial range at September 29, 2007, would not impact the amount we recorded for our self-insurance liability. A 10% decrease in the actuarial range at September 29, 2007, would result in a gain in the amount we recorded for our self-insurance liability of approximately $23 million.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use a long-lived asset or a change in its physical condition.

When evaluating long-lived assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is recorded if the estimated future cash flows are less than the carrying value of the asset. The impairment is the excess of the carrying value over the fair value of the long-lived asset.

We recorded impairment charges related to long-lived assets of $6 million, $67 million and $33 million, respectively, in fiscal years 2007, 2005 and 2005.

Our impairment analysis contains uncertainties due to judgment in assumptions and estimates surrounding undiscounted future cash flows of the long-lived asset, including forecasting useful lives of assets and selecting the discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in the accounting methodology used to evaluate the impairment of long-lived assets during the last three years.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments of long-lived assets. However, if actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.

TYSON FOODS, INC.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

Impairment of goodwill and other intangible assets

Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit).

For our other intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and other intangible assets. However, we could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a decline in market capitalization.

We estimate the fair value of our reporting units, generally our operating segments, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period.

While estimating the fair value of our Beef segment, we assumed operating margins in future years in excess of the margins realized since export markets have been restricted due to BSE issues. The fair value estimate for this segment assumes future access to export markets similar to periods prior to BSE issues and it includes operating margin assumptions based on long-term expectations and margins historically realized in the beef industry. We estimate the fair value of our Beef segment would be in excess of its carrying amount, including goodwill, by sustaining long-term operating margins of approximately 2.5%.

Other intangible asset fair values have been calculated for trademarks using a royalty rate method and using the present value of future cash flows for patents and in-process technology. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are licensed in the marketplace.

Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.

We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill and other intangible assets during the last three years.

At September 29, 2007, we had $2.5 billion of goodwill and $126 million of other intangible assets. Our goodwill is included in the following segments:

•     $0.9 billion - Chicken

•     $1.2 billion - Beef

•     $0.3 billion - Pork

•     $0.1 billion - Prepared Foods

As a result of the first step of the 2007 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary. However, a 13% decline in fair value of our Beef segment or a 7% decline in fair value of our Chicken segment would have caused the carrying values for these reporting units to be in excess of fair values which would require the second step to be performed. The second step could have resulted in an impairment loss for goodwill.

While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and fair value of other intangible assets, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate the fair value of the reporting units, we may be required to perform the second step which could result in a material impairment of our goodwill.

Our fiscal 2007 other intangible asset impairment analysis did not result in a material impairment charge. A hypothetical 10% decrease in the fair value of intangible assets would not result in a material impairment.

TYSON FOODS, INC.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

Income taxes

We estimate total income tax expense based on statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we earn income.

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

We record tax liabilities for anticipated tax issues based on our estimate of whether, and the extent to which, additional taxes will be due.

Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future.

Changes in projected future earnings could affect the recorded valuation allowances in the future.

Our calculations related to income taxes contain uncertainties due to judgment used to calculate tax liabilities in the application of complex tax regulations across the tax jurisdictions where we operate.

We do not believe there is a reasonable likelihood there will be a material change in the tax related balances or valuation allowances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our recorded reserves, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the period of resolution.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

Market risks relating to our operations result primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address certain of these risks, we enter into various derivative transactions as described below. If a derivative instrument is accounted for as a hedge, as defined by SFAS No. 133, as amended, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value, as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, is recognized immediately. Additionally, we hold certain positions, primarily in grain and livestock futures that either do not meet the criteria for hedge accounting or are not designated as hedges. These positions are marked to market, and the unrealized gains and losses are reported in earnings at each reporting date. The changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales. The changes in market value of derivatives used in our risk management activities surrounding forward sales contracts are recorded in sales.

The sensitivity analyses presented below are the measures of potential losses of fair value resulting from hypothetical changes in market prices related to commodities. Sensitivity analyses do not consider the actions we may take to mitigate our exposure to changes, nor do they consider the effects such hypothetical adverse changes may have on overall economic activity. Actual changes in market prices may differ from hypothetical changes.

TYSON FOODS, INC.

Commodities Risk: We purchase certain commodities, such as grains, livestock and natural gas in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 29, 2007, and September 30, 2006, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The following sensitivity analysis reflects the impact on earnings for changes in the fair value of open positions.

Effect of 10% change in fair value		in millions
	2007	2006
Livestock:
Cattle	$33	$43
Hogs	64	37

Grain	9	11
Natural Gas	2	1

Interest Rate Risk: At September 29, 2007, we had fixed-rate debt of $2.5 billion with a weighted average interest rate of 7.5%. We have exposure to changes in interest rates on this fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $58 million at September 29, 2007, and $87 million at September 30, 2006. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

At September 29, 2007, we had variable rate debt of $275 million with a weighted average interest rate of 5.9%. A hypothetical 10% increase in interest rates effective at September 29, 2007, and September 30, 2006, would have a minimal effect on interest expense.

Foreign Currency Risk: We have non-cash foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at September 29, 2007, and September 30, 2006, would have a minimal effect on pretax income.

Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 29, 2007, and September 30, 2006, approximately 12.1% and 13.0%, respectively, of our net accounts receivable balance was due from one customer. No other single customer or customer group represents greater than 10% of net accounts receivable.

TYSON FOODS, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three years ended September 29, 2007
	in millions, except per share data

	2007	2006	2005
Sales	$26,900	$25,559	$26,014
Cost of Sales	25,467	24,631	24,294
	1,433	928	1,720
Operating Expenses:
Selling, general and administrative	817	935	928
Other charges	2	70	47
Operating Income (Loss)	614	(77)	745
Other (Income) Expense:
Interest income	(8)	(30)	(10)
Interest expense	232	268	237
Other, net	(20)	(22)	(10)
	204	216	217

Income (Loss) before Income Taxes	410	(293)	528
Income Tax Expense (Benefit)	142	(102)	156
Income (Loss) before Cumulative Effect of Change in Accounting Principle	268	(191)	372

Cumulative Effect of Change in Accounting Principle, Net of Tax	-	(5)	-
Net Income (Loss)	$268	$(196)	$372

Weighted Average Shares Outstanding:
Class A Basic	273	249	243
Class B Basic	75	96	102
Diluted	355	345	357
Earnings Per Share:
Earnings (Loss) before Cumulative Effect of Change in Accounting Principle
Class A Basic	$0.79	$(0.56)	$1.11
Class B Basic	$0.70	$(0.52)	$1.00
Diluted	$0.75	$(0.56)	$1.04
Cumulative Effect of Change in Accounting Principle
Class A Basic	$-	$(0.02)	$-
Class B Basic	$-	$(0.01)	$-
Diluted	$-	$(0.02)	$-
Net Earnings (Loss) per Share
Class A Basic	$0.79	$(0.58)	$1.11
Class B Basic	$0.70	$(0.53)	$1.00
Diluted	$0.75	$(0.58)	$1.04
See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	September 29, 2007, and September 30, 2006
	in millions, except share and per share data

	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$42	$28
Short-term investment	-	770
Accounts receivable, net	1,246	1,183
Inventories	2,238	2,057
Other current assets	70	149
Total Current Assets	3,596	4,187
Net Property, Plant and Equipment	3,693	3,945
Goodwill	2,485	2,512
Intangible Assets	126	136
Other Assets	327	341
Total Assets	$10,227	$11,121

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$137	$992
Trade accounts payable	1,050	942
Other current liabilities	928	912
Total Current Liabilities	2,115	2,846
Long-Term Debt	2,642	2,987
Deferred Income Taxes	367	495
Other Liabilities	372	353
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 300 million shares in 2007 and 284 million shares in 2006	30	28
Class B-authorized 900 million shares:
issued 70 million shares in 2007 and 86 million shares in 2006	7	9
Capital in excess of par value	1,877	1,835
Retained earnings	2,993	2,781
Accumulated other comprehensive income	50	17
	4,957	4,670
Less treasury stock, at cost-
14 million shares in 2007 and 15 million shares in 2006	226	230
Total Shareholders’ Equity	4,731	4,440
Total Liabilities and Shareholders’ Equity	$10,227	$11,121

See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three years ended September 29, 2007
	in millions

	September 29, 2007		September 30, 2006		October 1, 2005
	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance at beginning of year	284	$28	268	$27	268	$27
Conversion from Class B shares	16	2	16	1	-	-
Balance at end of year	300	30	284	28	268	27

Class B Common Stock:
Balance at beginning of year	86	9	102	10	102	10
Conversion to Class A shares	(16)	(2)	(16)	(1)	-	-
Balance at end of year	70	7	86	9	102	10

Capital in Excess of Par Value:
Balance at beginning of year		1,835		1,867		1,849
Stock options exercised		9		(2)		14
Restricted shares issued		(26)		(16)		-
Restricted shares canceled		27		3		1
Cumulative effect of adoption of SFAS No. 123R		-		(55)		-
Restricted share amortization		24		26		-
Reclassification and other		8		12		3
Balance at end of year		1,877		1,835		1,867

Retained Earnings:
Balance at beginning of year		2,781		3,032		2,728
Net income (loss)		268		(196)		372
Dividends paid		(56)		(55)		(55)
Dividends accrued		-		-		(13)
Balance at end of year		2,993		2,781		3,032

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		17		28		(12)
Net hedging (gain) loss recognized in cost of sales		(20)		3		21
Net hedging unrealized gain (loss)		20		1		(1)
Unrealized gain (loss) on investments		-		1		(2)
Currency translation adjustment		24		(6)		23
Net change in pension liability, prior to the adoption of SFAS No. 158		6		(10)		(1)
Adjustment to initially apply SFAS No. 158		3		-		-
Balance at end of year		50		17		28

Treasury Stock:
Balance at beginning of year	15	(230)	15	(238)	17	(264)
Purchase of treasury shares	3	(61)	3	(42)	3	(45)
Stock options exercised	(4)	65	(2)	35	(3)	37
Restricted shares issued	(2)	27	(1)	20	(2)	38
Restricted shares canceled	2	(27)	-	(5)	-	(4)
Balance at end of year	14	(226)	15	(230)	15	(238)

Unamortized Deferred Compensation:
Balance at beginning of year		-		(55)		(46)
Restricted shares issued		-		-		(35)
Restricted shares canceled		-		-		1
Amortization of deferred compensation		-		-		25
Cumulative effect of adoption of SFAS No. 123R		-		55		-
Balance at end of year		-		-		(55)

Total Shareholders’ Equity		$4,731		$4,440		$4,671

Comprehensive Income (Loss):
Net income (loss)		$268		$(196)		$372
Other comprehensive income (loss), net of tax		30		(11)		40
Total Comprehensive Income (Loss)		$298		$(207)		$412

See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended September 29, 2007
	in millions

	2007	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$268	$(196)	$372
Adjustments to reconcile net income (loss) to cash provided
by operating activities:
Depreciation	482	481	465
Amortization	32	36	36
Deferred taxes	5	(130)	(93)
Cumulative effect of change in accounting principle, before tax	-	9	-
Other, net	(1)	48	33
(Increase) decrease in accounts receivable	(66)	43	24
(Increase) decrease in inventories	(166)	8	13
Increase in trade accounts payable	91	38	37
Increase (decrease) in income taxes payable/receivable	24	(132)	132
Increase (decrease) in interest payable	(35)	104	(8)
Net change in other current assets and liabilities	44	63	15
Cash Provided by Operating Activities	678	372	1,026
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(285)	(531)	(571)
Proceeds from sales of property, plant and equipment	76	21	47
Purchases of marketable securities	(131)	(191)	(543)
Proceeds from sale of marketable securities	147	214	504
Proceeds from sale (purchase) of short-term investment	770	(750)	-
Other, net	2	13	2
Cash Provided by (Used for) Investing Activities	579	(1,224)	(561)
Cash Flows From Financing Activities:
Net borrowings (payments) on revolving credit facilities	53	158	(384)
Payments of debt	(1,263)	(166)	(336)
Net proceeds from borrowings of debt	-	992	353
Purchase of treasury shares	(61)	(42)	(45)
Dividends	(56)	(55)	(55)
Stock options exercised	74	32	23
Increase (decrease) in negative book cash balances	9	(85)	(27)
Other, net	(8)	10	1
Cash Provided by (Used for) Financing Activities	(1,252)	844	(470)
Effect of Exchange Rate Change on Cash	9	(4)	12
Increase (Decrease) in Cash and Cash Equivalents	14	(12)	7
Cash and Cash Equivalents at Beginning of Year	28	40	33
Cash and Cash Equivalents at End of Year	$42	$28	$40
See accompanying notes.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Tyson Foods, Inc. (collectively, “Company,” “we,” “us” or “our”), founded in 1935 with world headquarters in Springdale, Arkansas, is the world’s largest processor and marketer of chicken, beef and pork and the second-largest food production company in the Fortune 500. We produce a wide variety of brand name protein-based and prepared food products marketed in the United States and more than 80 countries around the world. We are a recognized market leader in the retail and foodservice markets we serve. We have approximately 104,000 employees and more than 300 facilities and offices in 28 states and 19 countries.

Consolidation: The consolidated financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries for which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30.

Reclassifications: In fiscal 2007, we reclassified $85 million and $27 million, respectively, for fiscal 2006 and fiscal 2005, in negative book cash balances from Increase in trade accounts payable and Net change in other current assets and liabilities both reported as Operating Activities to Increase (decrease) in negative book cash balances reported as Financing Activities in the Consolidated Statements of Cash Flows to conform with the current period presentation.

Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair market values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several “zero-balance” disbursement accounts for funding payroll, accounts payable, livestock procurement, grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in trade accounts payable and other current liabilities. Checks outstanding in excess of related book cash balances totaled approximately $255 million at September 29, 2007, and $246 million at September 30, 2006.

Accounts Receivable: We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and relationships with and economic status of our customers.

Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.

Total inventory consists of:		in millions
	2007	2006
Processed products:
Weighted-average method - chicken and prepared foods	$773	$727
First-in, first-out method - beef and pork	514	465
Livestock – first-in, first-out method	637	571
Supplies and other - weighted-average method	314	294
Total inventory	$2,238	$2,057

Depreciation: We primarily use the straight-line method to calculate depreciation, using estimated lives for buildings and leasehold improvements of 10 to 39 years, machinery and equipment of three to 12 years and land improvements and other of three to 20 years.

Long-Lived Assets: We review the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest and taxes. We measure impairment as the excess of carrying cost over the fair value of an asset. The fair value of an asset is measured using discounted cash flows of future operating results based on a discount rate that corresponds to our cost of capital.

TYSON FOODS, INC.

Goodwill and Other Intangible Assets: Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit, and we follow a two step process to evaluate if a potential impairment exists. We have estimated the fair value of our reporting units using a discounted cash flow analysis. This analysis requires us to make various judgmental estimates and assumptions about sales, operating margins, growth rates and discount factors. While estimating the fair value of our Beef segment, we assumed operating margins in future years in excess of the margins realized since export markets have been restricted due to BSE issues. The fair value estimate for this segment assumes future access to export markets similar to periods prior to BSE issues and it includes operating margin assumptions based on long-term expectations and margins historically realized in the beef industry. As a result of the first step of our goodwill impairment review, a potential impairment did not exist; therefore, the second step was not considered necessary. While we believe we have made reasonable estimates and assumptions to determine the fair value of our reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate the fair value of our reporting units, we may be required to perform the second step which could result in a material impairment of our goodwill.

The fair value of trademarks is determined using a royalty rate method based on expected revenues by trademark, and the fair value of our in-process patents is determined using the present value of future cash flows.

Investments: We have investments in joint ventures and other entities. We use the cost method of accounting where our voting interests are less than 20 percent and the equity method of accounting where our voting interests are in excess of 20 percent, but we do not have a controlling interest. Our underlying share of each entity’s equity is reported in the Consolidated Balance Sheets in Other Assets.

We have investments in marketable debt securities. As of September 29, 2007, and September 30, 2006, $94 million and $115 million, respectively, were classified in Other Assets in the Consolidated Balance Sheets, with maturities ranging up to 49 years. We have determined all our marketable debt securities are available-for-sale investments. These investments are reported at fair value based on quoted market prices as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value judged to be other than temporary are recorded on a net basis in other income. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

In fiscal 2006, we issued $1.0 billion of senior unsecured notes with an interest rate of 6.60%, which will mature on April 1, 2016. In fiscal 2007, we used $750 million of the proceeds for repayment of the outstanding $750 million 7.25% Notes, which were due October 1, 2006, and the remaining proceeds were used for general corporate purposes. Our short-term investment at September 30, 2006, included $750 million of proceeds from the new issuance and earnings of $20 million on the investment. These funds were on deposit in an interest bearing account with a trustee.

Accrued Self Insurance: We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for health and welfare, workers’ compensation, auto liability and general liability risks. Liabilities associated with our risks retained are estimated, in part, by considering claims experience, demographic factors, severity factors and other actuarial assumptions.

Capital Stock: We have two classes of capital stock, Class A Common Stock, $0.10 par value (Class A stock) and Class B Common Stock, $0.10 par value (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of September 29, 2007, members of the Tyson family beneficially own, in the aggregate, 99.97% of the outstanding shares of Class B stock and 1.27% of the outstanding shares of Class A stock, giving the Tyson family control of approximately 71% of the total voting power of the outstanding voting stock. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $0.16 and Class B dividends per share of $0.144 in each of fiscal years 2007, 2006 and 2005.

The Class B stock is considered a participating security requiring the use of the two-class method for the computation of basic earnings per share. The two-class computation method for each period reflects the cash dividends paid for each class of stock, plus the amount of allocated undistributed earnings (losses) computed using the participation percentage, which reflects the dividend rights of each class of stock. Basic earnings per share were computed using the two-class method for all periods presented. The shares of Class B stock are considered to be participating convertible securities since the shares of Class B stock are convertible on a share-for-share basis into shares of Class A stock. Diluted earnings per share were computed assuming the conversion of the Class B shares into Class A shares as of the beginning of each period.

TYSON FOODS, INC.

Financial Instruments: We purchase certain commodities, such as grains, livestock and natural gas in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to these purchases. Contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is accounted for as a hedge, changes in the fair value of the instrument will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is immediately recognized in earnings as a component of cost of sales. Instruments we hold as part of our risk management activities that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings. Changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. Changes in market value of derivatives used in our risk management activities surrounding forward sales contracts are recorded in sales. We generally do not hedge anticipated transactions beyond 12 months.

Revenue Recognition: We recognize revenue when title and risk of loss are transferred to customers, which is generally on delivery based on terms of sale. Revenue is recognized as the net amount estimated to be received after deducting estimated amounts for discounts, trade allowances and product terms.

Litigation Reserves: There are a variety of legal proceedings pending or threatened against us. Accruals are recorded when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated based on current law, progress of each case, opinions and views of legal counsel and other advisers, our experience in similar matters and intended response to the litigation. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment efforts progress or additional information becomes available. We expense amounts for administering or litigating claims as incurred. Accruals for legal proceedings are included in Other current liabilities in the Consolidated Balance Sheets.

Freight Expense: Freight expense associated with products shipped to customers is recognized in cost of sales.

Advertising and Promotion Expenses: Advertising and promotion expenses are charged to operations in the period incurred. Customer incentive and trade promotion activities are recorded as a reduction to sales based on amounts estimated as being due to customers, based primarily on historical utilization and redemption rates, while other advertising and promotional activities are recorded as selling, general and administrative expenses. Advertising and promotion expenses for fiscal years 2007, 2006 and 2005 were $467 million, $493 million and $456 million, respectively.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards and Regulations: In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, we will adopt FIN 48 at the beginning of fiscal 2008. Currently we are evaluating the impact the adoption of this statement will have on our consolidated financial position and we expect the adoption of FIN 48 will result in a cumulative effect adjustment between $10 million and $25 million.  The adjustment will decrease retained earnings and increase other long-term liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors” requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 157 and SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, we expect to adopt SFAS No. 157 and SFAS No. 159 at the beginning of fiscal 2009. We are in process of evaluating the potential impacts of SFAS No. 157 and SFAS No. 159.

TYSON FOODS, INC.

NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in funded status in the year in which the changes occur through other comprehensive income. We adopted SFAS No. 158 at the end of fiscal 2007. This standard also requires companies to measure the funded status of a plan as of the date of its annual consolidated balance sheet, with limited exceptions. This portion of the standard has a delayed effective date, which we will adopt in fiscal 2009. See Note 12, “Pensions and Other Postretirement Benefits” in the Notes to Consolidated Financial Statements for the impact of the adoption of SFAS No. 158.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. We adopted SAB 108 at the end of fiscal 2007, and there was no impact to the consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). The pronouncement requires companies to measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options, restricted stock and performance-based shares, in the financial statements based on the fair value at the date of the grant. In fiscal 2006, we adopted SFAS No. 123R using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the adoption of SFAS No. 123R and for all awards granted to employees prior to the adoption date of SFAS No. 123R that were unvested on the adoption date. Accordingly, no restatements were made to prior periods.

Prior to the adoption of SFAS No. 123R, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for our employee stock compensation plans. Accordingly, no compensation expense was recognized for our stock option issuances, as stock options are issued with an exercise price equal to the closing price at the date of grant. Also, prior to the adoption of SFAS No. 123R, we issued restricted stock and recorded the fair value of such awards as deferred compensation amortized over the vesting period.

In March 2005, the FASB issued FIN 47, an interpretation of SFAS No. 143. SFAS No. 143 was issued in June 2001 and requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction, development and/or the normal operation of a long-lived asset. The associated asset costs are capitalized as part of the carrying amount of the long-lived asset. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be estimated reasonably. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation (ARO). We adopted FIN 47 in the fourth quarter of fiscal 2006. In connection with the adoption, an ARO liability of $12 million, a related ARO asset of $3 million and a cumulative adjustment due to change in accounting principle, net of tax of $5 million were recorded. The ARO liability is included in Other Liabilities and the ARO asset is included in Property, Plant and Equipment on the Consolidated Balance Sheets. The principal conditional asset retirement obligations relate to the potential future closure, sale or other disposal of certain production facilities. In connection with any such activity, we are legally obligated under various federal, state and local laws to properly retire the related wastewater treatment facility. The pro forma impact on earnings before cumulative effect of change in accounting principle, the related earnings per share amounts and the asset retirement obligation, had FIN 47 been applied to fiscal 2005, was not material.

TYSON FOODS, INC.

NOTE 3: DISPOSITIONS AND OTHER CHARGES

In May 2007, we announced the completion of the sale of two of our Alabama poultry plants and related support facilities. As part of strategic efforts to reduce the production of commodity chicken, we sold our processing plants in Ashland and Gadsden, which also included a nearby feed mill and two hatcheries. These facilities employed approximately 1,200 employees, of which approximately 800 were hired by the acquiring company, while the remaining employees were offered the opportunity to transfer to our other operations in Alabama. We recorded a gain of $10 million on the sale in fiscal 2007. The gain was recorded in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Cost of Sales.

In July 2006, we announced our decision to implement a Cost Management Initiative as part of a strategy to return to profitability. The cost reductions include staffing costs, consulting and professional fees, sales and marketing costs and other expenses. In fiscal 2006, we recorded charges of approximately $9 million for employee termination benefits resulting from the termination of approximately 400 employees. Of these charges, $4 million, $3 million, $1 million and $1 million, respectively, were included in the Chicken, Beef, Pork and Prepared Foods segments’ Operating Income (Loss) and included in the Consolidated Statements of Operations in Other charges in the period ending September 30, 2006. In fiscal 2007, there were no material adjustments to amounts accrued. We have fully paid the estimated employee termination benefits. No material adjustments to the accrual are anticipated.

In August 2006, we announced our decision to close the Boise, Idaho, beef slaughter plant and to scale back processing operations at our Pasco, Washington, complex. This decision resulted in the elimination of approximately 770 positions. The closure and processing change occurred in October 2006 and did not result in a significant charge.

In February 2006, we announced our decision to close the Norfolk, Nebraska, beef processing plant and the West Point, Nebraska, beef slaughter plant. These facilities closed in February 2006. Production from these facilities was shifted primarily to our beef complex in Dakota City, Nebraska. Combined, these two facilities employed approximately 1,665 employees. We sold the West Point plant in fiscal 2007, while the Norfolk plant and related property are currently offered for sale. In fiscal 2006, we recorded charges of $38 million for estimated impairment charges and $9 million of other closing costs, consisting of $5 million for employee termination benefits and $4 million in other plant closing related liabilities. These amounts were reflected in the Beef segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Other charges. We have fully paid the estimated employee termination benefits and other plant closing related liabilities. No material adjustments to the accrual are anticipated.

In January 2006, we announced our decision to close two processed meats facilities in northeast Iowa. The Independence and Oelwein plants, which produced chopped ham and sliced luncheon meats, closed in March 2006. Combined, these two facilities employed approximately 400 employees. Equipment from these facilities was removed and either sold or transferred to our other locations, while the plants and related property are currently offered for sale. In fiscal 2006, we recorded charges of $12 million for estimated impairment charges and $1 million for employee termination benefits. These amounts were reflected in the Prepared Foods segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Other charges. We have fully paid the estimated employee termination benefits. No material adjustments to the accrual are anticipated.

In fiscal 2005, we announced our agreement to settle a lawsuit that resulted from the 2002 restructuring of our live swine operations. The settlement resulted in recording an additional $33 million of costs in fiscal 2005. These additional costs were reflected in the Pork segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Other charges. No material adjustments to the accrual are anticipated.

NOTE 4: FINANCIAL INSTRUMENTS

We had derivative related balances of $16 million and $11 million recorded in other current assets at September 29, 2007, and September 30, 2006, respectively, and $48 million and $23 million in other current liabilities at September 29, 2007, and September 30, 2006, respectively.

Cash flow hedges: We use derivatives to moderate the financial and commodity market risks of our business operations. Derivative products, such as futures and options, are designated to be a hedge against changes in the amount of future cash flows related to commodities procurement.

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income in Shareholders’ Equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges, when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2007, 2006 or 2005.

TYSON FOODS, INC.

Derivative products related to grain procurement that meet the criteria for hedge accounting and are so designated, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement. We do not purchase derivative products related to grain procurement in excess of our physical grain consumption requirements. There were $4 million of net after tax losses recorded in accumulated other comprehensive income at September 29, 2007, related to cash flow hedges. These losses will be recognized within the next 12 months. Of these losses, the portion resulting from our open hedge positions was an after tax gain of $1 million as of September 29, 2007. We generally do not hedge cash flows related to commodities beyond 12 months.

Fair value hedges: We designate certain futures contracts as fair value hedges of firm commitments to purchase market hogs for slaughter and natural gas for the operation of our plants. From time to time, we also enter into foreign currency forward contracts to hedge changes in the fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies; however, the fair value of the foreign exchange contracts was not significant as of September 29, 2007, and September 30, 2006. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness related to fair value hedges was not significant during fiscal 2007, 2006 and 2005.

During fiscal 2006, we discontinued the use of hedge accounting for certain financial instruments in place to hedge forward cattle purchases. Hedge accounting was discontinued to provide a natural offset to the gains and losses resulting from our derivatives tied to forward fixed price sales of boxed beef, as this activity does not qualify for hedge accounting. The contracts for which hedge accounting was discontinued had a fair value of approximately $28 million at the discontinued date. The $28 million primarily was recognized as a component of cost of sales in fiscal 2006.

Undesignated positions: We hold positions as part of our risk management activities, primarily futures and options for grains, livestock and natural gas, for which we do not apply hedge accounting, but instead mark these positions to fair value through earnings at each reporting date. Changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. Changes in market value of derivatives used in our risk management activities surrounding forward sales contracts are recorded in sales. We generally do not enter into undesignated positions beyond 18 months. We recognized pretax net gains of approximately $50 million, $8 million and $2 million in cost of sales for fiscal 2007, 2006 and 2005, respectively, related to grain positions for which we did not apply hedge accounting.

We enter into certain forward sales of boxed beef and boxed pork and forward purchases of cattle at fixed prices. The fixed price sales contracts lock in the proceeds from a sale in the future and the fixed cattle purchases lock in the cost. However, the cost of the livestock and the related boxed beef and pork market prices at the time of the sale or purchase could vary from this fixed price. In order to mitigate a portion of this risk, as fixed forward sales of boxed beef and pork and forward purchases of cattle are entered into, we also enter into the appropriate number of livestock futures positions. Changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date, even though the economic impact of our fixed prices being above or below the market price is only realized at the time of sale or purchase. In connection with these livestock futures, we recorded realized and unrealized net gains of $14 million in fiscal 2007, which included an unrealized pretax loss on open mark-to-market futures positions of approximately $14 million as of September 29, 2007. We recorded realized and unrealized net losses of $39 million and realized and unrealized net gains of $26 million in fiscal 2006 and 2005, respectively, related to livestock futures positions.

Fair Values of Financial Instrument Liabilities:
		in millions
	2007	2006
Commodity derivative positions, net	$32	$12
Total debt	2,927	4,094

Fair values are based on quoted market prices or published forward interest rate curves. Carrying values for derivative positions equal the fair values as of September 29, 2007, and September 30, 2006, and the carrying values of total debt were $2.8 billion and $4.0 billion, respectively. All other financial instruments’ fair values approximate recorded values at September 29, 2007, and September 30, 2006.

Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 29, 2007, and September 30, 2006, approximately 12.1% and 13.0%, respectively, of our net accounts receivable balance was due from one customer. No other single customer or customer group represents greater than 10% of net accounts receivable.

TYSON FOODS, INC.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation at cost, at September 29, 2007, and September 30, 2006, are as follows:

		in millions
	2007	2006
Land	$108	$114
Building and leasehold improvements	2,465	2,453
Machinery and equipment	4,337	4,270
Land improvements and other	203	202
Buildings and equipment under construction	253	279
	7,366	7,318
Less accumulated depreciation	3,673	3,373
Net property, plant and equipment	$3,693	$3,945

We capitalized interest costs of $2 million, $8 million and $6 million in fiscal 2007, 2006 and 2005, respectively, as part of the cost of major asset construction projects. Approximately $194 million will be required to complete construction projects in progress at September 29, 2007.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

The amount of goodwill by segment, net of $286 million of accumulated amortization at September 29, 2007, and September 30, 2006, is as follows:

		in millions
	2007	2006
Chicken	$921	$920
Beef	1,182	1,204
Pork	317	322
Prepared Foods	65	66
Total Goodwill	$2,485	$2,512

Adjustments of $28 million, primarily related to the re-evaluation of certain tax liability accruals and deferred tax assets and liabilities related to the 2001 acquisition of Tyson Fresh Meats (TFM; formerly known as IBP, inc.), decreased goodwill.

The amount of other intangible assets by type at September 29, 2007, and September 30, 2006, are as follows:

		in millions
	2007	2006
Gross Carrying Value:
Trademarks	$66	$73
Patents	50	50
In-process patents	35	35
Less Accumulated Amortization:
Patents	25	22
Total Intangible Assets	$126	$136

The reduction in the carrying value of intangible assets in fiscal 2007 compared to fiscal 2006 resulted from a $7 million impairment of trademarks. The impairment was recorded in Cost of Sales in the Consolidated Statements of Operations and included in the Prepared Foods segment. Amortization expense on patents of $3 million was recognized during each of fiscal 2007, 2006 and 2005.

				in millions
	2008	2009	2010	2011	2012
Estimated amortization expense on intangible assets	$3	$3	$4	$5	$6

Patents are amortized using the straight-line method over their estimated period of benefit of five to 15 years, beginning with the date the benefits from intangible items are realized.

TYSON FOODS, INC.

NOTE 7: OTHER CURRENT LIABILITIES

Other current liabilities at September 29, 2007, and September 30, 2006, include:

		in millions
	2007	2006
Accrued salaries, wages and benefits	$249	$280
Self-insurance reserves	259	265
Other	420	367
Total other current liabilities	$928	$912

NOTE 8: COMMITMENTS

We lease equipment, properties and certain farms for which total rentals approximated $133 million in fiscal 2007, $146 million in fiscal 2006 and $116 million in fiscal 2005. Most leases have terms ranging from one to seven years with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.

Minimum lease commitments under non-cancelable leases at September 29, 2007	in millions
2008	$74
2009	51
2010	36
2011	21
2012	14
2013 and beyond	14
Total	$210

We guarantee debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to nine years, and the maximum potential amount of future payments as of September 29, 2007, was $73 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities cover periods up to seven years. The maximum potential amount of the residual value guarantees is approximately $58 million, of which approximately $25 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At September 29, 2007, and September 30, 2006, no liabilities for guarantees were recorded.

Additionally, we enter into future purchase commitments for various items, such as grains and livestock contracts. At September 29, 2007, these commitments totaled:

in millions
2008	$636
2009	16
2010	10
2011	5
2012	1
2013 and beyond	4
Total	$672

TYSON FOODS, INC.

NOTE 9: LONG-TERM DEBT

We have an unsecured revolving credit facility totaling $1.0 billion that supports short-term funding needs and letters of credit. The facility expires in September 2010. At September 29, 2007, we had outstanding letters of credit totaling approximately $252 million, none of which were drawn upon, issued primarily in support of workers’ compensation insurance programs and derivative activities. The amount available as of September 29, 2007, was $748 million.

We have a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables. These agreements were extended in the fourth quarter of fiscal 2007 and now consist of $375 million expiring in August 2008 and $375 million expiring in August 2010. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of our accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company. TRC has its own creditors who are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC’s equity holder. At September 29, 2007, there was $106.5 million outstanding under the receivables purchase agreement expiring in August 2008 and $106.5 million under the agreement expiring in August 2010.

In the second quarter of fiscal 2006, we issued $1.0 billion of senior unsecured notes, which will mature on April 1, 2016 (2016 Notes). The 2016 Notes carried an initial 6.60% interest rate, with interest payments due semi-annually on April 1 and October 1. In fiscal 2007, we used $750 million of the proceeds to repay our outstanding $750 million 7.25% Notes due October 1, 2006.

On July 24, 2006, Moody’s Investors Services, Inc. (Moody’s) downgraded the credit rating applicable to the 2016 Notes from “Baa3” to “Ba1.” This downgrade increased the interest rate on the 2016 Notes from 6.60% to 6.85%, effective on the first day of the interest period during which the rating change required an adjustment to the interest rate (i.e., the issuance of the 2016 Notes). This downgrade did not have a material impact to interest expense. Additionally, on July 31, 2006, Standard & Poor’s (S&P) downgraded the credit rating applicable to the 2016 Notes from “BBB” to “BBB-.” This downgrade did not result in an increase in the interest rate on the 2016 Notes, nor did it result in an increase in interest expense or related fees for other debt.

On September 18, 2006, TFM, a wholly-owned subsidiary of the Company, guaranteed the 2016 Notes. This guarantee does not extend to the other unsecured senior notes of the Company. Moody’s and S&P did not change the July 2006 credit ratings applicable to the 2016 Notes. However, Moody’s issued a new credit rating of “Ba2,” and S&P issued a new credit rating of “BB+” related to the other unsecured senior notes not guaranteed by TFM. These new ratings did not impact the interest rate applicable to the 2016 Notes and did not have a material impact on interest expense.

Our debt agreements contain various covenants, the most restrictive of which contain maximum allowed leverage ratios and a minimum required interest coverage ratio. We were in compliance with all covenants at September 29, 2007.

Long-term debt consists of the following:

			in millions
	Maturity	2007	2006
Revolving credit facility	2010	$-	$-
Senior notes (rates ranging from 6.85% to 8.25%)	2010–2028	2,475	3,388
Lakeside term loan (6.13% effective rate at 9/29/07)	2009	25	345
Accounts receivable securitization (6.05% effective rate at 9/29/07)	2008, 2010	213	159
Other	Various	66	87
Total debt		2,779	3,979
Less current debt		137	992
Total long-term debt		$2,642	$2,987

Annual maturities of long-term debt for the five fiscal years subsequent to September 29, 2007, are: 2008-$137 million; 2009-$35 million; 2010-$347 million; 2011-$1.0 billion; 2012-$1 million.

TFM, a wholly-owned subsidiary of the Company, has fully and unconditionally guaranteed the 2016 Notes. The following condensed consolidating financial information is provided for the Company, as issuer, and for TFM, as guarantor, as an alternative to providing separate financial statements for the guarantor.

TYSON FOODS, INC.

The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); Tyson Fresh Meats, Inc. (TFM Parent); the Non-Guarantor Subsidiaries on a combined basis; the elimination entries necessary to consolidate TFI Parent, TFM Parent and the Non-Guarantor Subsidiaries; and Tyson Foods, Inc.

Condensed Consolidating Statement of Income for the year ended September 29, 2007					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$165	$15,189	$12,435	$(889)	$26,900
Cost of Sales	(49)	14,885	11,520	(889)	25,467
	214	304	915	-	1,433
Operating Expenses:
Selling, general and administrative	108	173	536	-	817
Other charges	1	1	-	-	2
Operating Income	105	130	379	-	614

Other (Income) Expense:
Interest expense, net	186	29	9	-	224
Other, net	(1)	(24)	5	-	(20)
Equity in net earnings of subsidiaries	(321)	(50)	-	371	-
	(136)	(45)	14	371	204

Income before Income Taxes	241	175	365	(371)	410
Income Tax Expense (Benefit)	(27)	43	126	-	142
Net Income	$268	$132	$239	$(371)	$268

Condensed Consolidating Statement of Operations for the year ended September 30, 2006					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$-	$14,227	$12,067	$(735)	$25,559
Cost of Sales	3	14,206	11,157	(735)	24,631
	(3)	21	910	-	928
Operating Expenses:
Selling, general and administrative	130	201	604	-	935
Other charges	-	51	19	-	70
Operating Income (Loss)	(133)	(231)	287	-	(77)

Other (Income) Expense:
Interest expense, net	192	35	11	-	238
Other, net	(3)	(3)	(16)	-	(22)
Equity in net earnings of subsidiaries	(14)	(13)	-	27	-
	175	19	(5)	27	216

Income (Loss) before Income Taxes	(308)	(250)	292	(27)	(293)
Income Tax Expense (Benefit)	(112)	(92)	102	-	(102)
Net Income (Loss) before Cumulative Effect
of Change in Accounting Principle	(196)	(158)	190	(27)	(191)

Cumulative Effect of Change in Accounting
Principle, Net of Tax	-	(1)	(4)	-	(5)
Net Income (Loss)	$(196)	$(159)	$186	$(27)	$(196)

TYSON FOODS, INC.

Condensed Consolidating Statement of Income for the year ended October 1, 2005					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$429	$14,009	$12,786	$(1,210)	$26,014
Cost of Sales	85	13,883	11,536	(1,210)	24,294
	344	126	1,250	-	1,720
Operating Expenses:
Selling, general and administrative	119	154	655	-	928
Other charges	-	-	47	-	47
Operating Income (Loss)	225	(28)	548	-	745

Other (Income) Expense:
Interest expense, net	170	38	19	-	227
Other, net	(1)	(17)	8	-	(10)
Equity in net earnings of subsidiaries	(333)	(175)	-	508	-
	(164)	(154)	27	508	217

Income before Income Taxes	389	126	521	(508)	528
Income Tax Expense (Benefit)	17	(15)	154	-	156
Net Income	$372	$141	$367	$(508)	$372

Condensed Consolidating Balance Sheet as of September 29, 2007					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$-	$39	$-	$42
Accounts receivable, net	1	557	1,461	(773)	1,246
Inventories	-	674	1,564	-	2,238
Other current assets	79	32	18	(59)	70
Total Current Assets	83	1,263	3,082	(832)	3,596
Net Property, Plant and Equipment	44	1,015	2,634	-	3,693
Goodwill	-	1,499	986	-	2,485
Intangible Assets	-	57	69	-	126
Other Assets	137	113	139	(62)	327
Investment in subsidiaries	8,243	976	-	(9,219)	-
Total Assets	$8,507	$4,923	$6,910	$(10,113)	$10,227
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$120	$-	$17	$-	$137
Trade accounts payable	79	517	454	-	1,050
Other current liabilities	1,008	143	609	(832)	928
Total Current Liabilities	1,207	660	1,080	(832)	2,115
Long-Term Debt	2,355	255	32	-	2,642
Deferred Income Taxes	-	168	261	(62)	367
Other Liabilities	214	94	64	-	372
Shareholders’ Equity	4,731	3,746	5,473	(9,219)	4,731
Total Liabilities and Shareholders’ Equity	$8,507	$4,923	$6,910	$(10,113)	$10,227

TYSON FOODS, INC.

Condensed Consolidating Balance Sheet as of September 30, 2006					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$1	$25	$-	$28
Short-term investment	770	-	-	-	770
Accounts receivable, net	3	391	1,562	(773)	1,183
Inventories	-	611	1,446	-	2,057
Other current assets	37	79	84	(51)	149
Total Current Assets	812	1,082	3,117	(824)	4,187
Net Property, Plant and Equipment	93	1,120	2,732	-	3,945
Goodwill	-	1,526	986	-	2,512
Intangible Assets	-	60	76	-	136
Other Assets	177	129	116	(81)	341
Investment in subsidiaries	7,899	944	-	(8,843)	-
Total Assets	$8,981	$4,861	$7,027	$(9,748)	$11,121
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$851	$125	$16	$-	$992
Trade accounts payable	28	475	439	-	942
Other current liabilities	1,084	153	499	(824)	912
Total Current Liabilities	1,963	753	954	(824)	2,846
Long-Term Debt	2,371	257	359	-	2,987
Deferred Income Taxes	-	178	398	(81)	495
Other Liabilities	207	80	66	-	353
Shareholders’ Equity	4,440	3,593	5,250	(8,843)	4,440
Total Liabilities and Shareholders’ Equity	$8,981	$4,861	$7,027	$(9,748)	$11,121

Condensed Consolidating Statement of Cash Flows for the year ended September 29, 2007					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(22)	$278	$447	$(25)	$678
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(14)	(40)	(231)	-	(285)
Proceeds from sale of short-term investment	770	-	-	-	770
Proceeds from sale of marketable securities, net	-	-	16	-	16
Other, net	81	29	(32)	-	78
Cash Provided by (Used for) Investing Activities	837	(11)	(247)	-	579
Cash Flows From Financing Activities:
Net change in debt	(747)	(4)	(459)	-	(1,210)
Purchase of treasury shares	(61)	-	-	-	(61)
Dividends	(56)	-	(25)	25	(56)
Stock options exercised and other	80	(7)	2	-	75
Net change in intercompany balances	(30)	(257)	287	-	-
Cash Used for Financing Activities	(814)	(268)	(195)	25	(1,252)
Effect of Exchange Rate Change on Cash	-	-	9	-	9
Increase (Decrease) in Cash and Cash Equivalents	1	(1)	14	-	14
Cash and Cash Equivalents at Beginning of Year	2	1	25	-	28
Cash and Cash Equivalents at End of Year	$3	$-	$39	$-	$42

TYSON FOODS, INC.

Condensed Consolidating Statement of Cash Flows for the year ended September 30, 2006					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by Operating Activities	$18	$76	$338	$(60)	$372
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(81)	(153)	(297)	-	(531)
Purchase of short-term investment	(750)	-	-	-	(750)
Proceeds from sale of marketable securities, net	-	-	23	-	23
Other, net	29	(15)	20	-	34
Cash Used for Investing Activities	(802)	(168)	(254)	-	(1,224)
Cash Flows From Financing Activities:
Net change in debt	1,087	(101)	(2)	-	984
Purchase of treasury shares	(42)	-	-	-	(42)
Dividends	(55)	-	(60)	60	(55)
Stock options exercised and other	(57)	(2)	16	-	(43)
Net change in intercompany balances	(153)	195	(42)	-	-
Cash Provided by (Used for) Financing Activities	780	92	(88)	60	844
Effect of Exchange Rate Change on Cash	-	-	(4)	-	(4)
Decrease in Cash and Cash Equivalents	(4)	-	(8)	-	(12)
Cash and Cash Equivalents at Beginning of Year	6	1	33	-	40
Cash and Cash Equivalents at End of Year	$2	$1	$25	$-	$28

Condensed Consolidating Statement of Cash Flows for the year ended October 1, 2005					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by Operating Activities	$124	$16	$886	$-	$1,026
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(3)	(124)	(444)	-	(571)
Sale of marketable securities, net	-	-	(39)	-	(39)
Other, net	(17)	5	61	-	49
Cash Used for Investing Activities	(20)	(119)	(422)	-	(561)
Cash Flows From Financing Activities:
Net change in debt	(709)	-	342		(367)
Purchase of treasury shares	(45)	-	-	-	(45)
Dividends	(55)	-	-	-	(55)
Stock options exercised and other	(18)	15	-	-	(3)
Net change in intercompany balances	723	83	(806)	-	-
Cash Provided by (Used for) Financing Activities	(104)	98	(464)	-	(470)
Effect of Exchange Rate Change on Cash	-	-	12	-	12
Increase (Decrease) in Cash and Cash Equivalents	-	(5)	12	-	7
Cash and Cash Equivalents at Beginning of Year	6	6	21	-	33
Cash and Cash Equivalents at End of Year	$6	$1	$33	$-	$40

TYSON FOODS, INC.

NOTE 10: COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income are as follows:

		in millions
	2007	2006
Accumulated other comprehensive income:
Currency translation adjustment	$62	$38
Unrealized net hedging losses, net of taxes	(6)	(6)
Minimum pension liability adjustment, net of taxes	-	(15)
Postretirement benefits reserves adjustments (1)	(6)	-
Total accumulated other comprehensive income	$50	$17

(1) Includes adjustment of $3 million, net of tax, relating to the initial adoption of SFAS No. 158. Refer to Note 12, “Pensions and Other Postretirement Benefits.”

The components of other comprehensive income (loss) are as follows:

	in millions
	Before Tax	Income Tax	After Tax

Fiscal 2007:
Currency translation adjustment	$24	$-	$24
Pension unrealized gain, prior to adoption of SFAS No. 158	9	(3)	6
Net hedging gain	33	(13)	20
Net hedging gain reclassified to income statement	(33)	13	(20)
Other comprehensive income – 2007	$33	$(3)	$30

Fiscal 2006:
Currency translation adjustment	$(6)	$-	$(6)
Pension unrealized loss, prior to adoption of SFAS No. 158	(16)	6	(10)
Investments unrealized gain	1	-	1
Net hedging gain	1	-	1
Net hedging loss reclassified to income statement	6	(3)	3
Other comprehensive loss – 2006	$(14)	$3	$(11)

Fiscal 2005:
Currency translation adjustment	$23	$-	$23
Pension unrealized loss, prior to adoption of SFAS No. 158	(2)	1	(1)
Investments unrealized loss	(3)	1	(2)
Net hedging loss	(1)	-	(1)
Net hedging loss reclassified to income statement	34	(13)	21
Other comprehensive income – 2005	$51	$(11)	$40

NOTE 11: STOCK-BASED COMPENSATION

Prior to the adoption of SFAS No. 123R in fiscal 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for our employee stock compensation plans. Accordingly, no compensation expense was recognized for stock option issuances, as stock options are issued with an exercise price equal to the closing price at the date of grant. Also, prior to the adoption of SFAS No. 123R, we issued restricted stock and recorded the fair value of such awards as deferred compensation amortized over the vesting period. Had compensation expense for employee stock compensation plans been determined based on the fair value method of accounting for our stock compensation plans according to FASB Statement No. 123, “Accounting for Stock-Based Compensation,” in fiscal 2005 the tax-effected impact would be as follows:

TYSON FOODS, INC.

in millions, except per share data
2005
Net income, as reported	$372
Stock-based employee compensation expense included in net income, net of tax	15
Total stock-based employee compensation expense determined under fair
value based method for all awards, net of tax	(22)
Pro forma net income	$365

Earnings per share
As reported
Class A Basic	$1.11
Class B Basic	$1.00
Diluted	$1.04
Pro forma
Class A Basic	$1.09
Class B Basic	$0.98
Diluted	$1.02

We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) was 27,431,170 at September 29, 2007.

Stock Options

Shareholders approved the Incentive Plan in January 2001. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (Compensation Committee). The Incentive Plan includes provisions for granting incentive stock options for shares of Class A stock at a price not less than the fair market value at the date of grant. Nonqualified stock options may be granted at a price equal to, less than or more than the fair market value of Class A stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over two to five years from the date of grant and must be exercised within 10 years from the date of grant. Our policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares Under	Exercise Price	Contractual	Value
	Option	Per Share	Life (in Years)	(in millions)
Outstanding, September 30, 2006	17,701,918	$13.79
Exercised	(3,996,675)	11.64
Canceled	(2,609,776)	17.21
Granted	4,387,448	15.37
Outstanding, September 29, 2007	15,482,915	14.20	7.0	$220

Exercisable, September 29, 2007	6,056,979	$12.35	5.3	$75

The weighted-average grant-date fair value of options granted during fiscal years 2007 and 2006, respectively, was $5.85 and $6.86. No options were granted in fiscal 2005. The fair value of each option grant is established on the date of grant using a binomial lattice method for grants awarded after October 1, 2005, and the Black-Scholes option-pricing model for grants awarded before October 1, 2005. The change to the binomial lattice method was made to better reflect the exercise behavior of top management. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Weighted average assumptions used in the fair value calculation are outlined in the following table.

TYSON FOODS, INC.

	2007	2006	2005
Weighted average expected life	5.6 years	5.9 years	5.8 years
Weighted average risk-free interest rate	3.88%	3.70%	3.13%
Range of risk-free interest rates	2.6-4.6%	2.6-4.8%	2.6-4.8%
Weighted average expected volatility	36.85%	37.83%	33.74%
Range of expected volatility	33.7-40.1%	35.2-40.1%	35.2-40.1%
Expected dividend yield	1.11%	1.23%	1.18%

We recognized stock-based compensation expense related to stock options, net of income taxes, of $11 million, $9 million and $0, respectively, during fiscal years 2007, 2006 and 2005, with a $6 million, $5 million and $0 related tax benefit. We had 3.3 million, 3.3 million and 2.4 million, respectively, options vest in fiscal years 2007, 2006 and 2005, with a fair value of $18 million, $16 million and $10 million.

In fiscal years 2007, 2006 and 2005, we received cash of $59 million, $28 million and $31 million, respectively, for the exercise of stock options. The related tax benefit realized from stock options exercised during fiscal years 2007, 2006 and 2005, was $12 million, $4 million and $6 million. The total intrinsic value of options exercised in fiscal years 2007, 2006 and 2005, was $31 million, $10 million and $15 million, respectively. Prior to the adoption of SFAS No. 123R, we classified the tax benefits of deductions resulting from the exercise of stock options as Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) to be classified as financing cash flows. We realized $9 million, $4 million and $6 million, respectively, in excess tax deductions during fiscal years 2007, 2006 and 2005. As of September 29, 2007, we had $44 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.5 years.

Restricted Stock

We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through July 1, 2020. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of	Grant-Date Fair	Contractual	Value
	Shares	Value Per Share	Life (in Years)	(in millions)
Nonvested, September 30, 2006	9,487,986	$12.73
Granted	1,691,638	16.42
Dividends	64,886	18.69
Vested	(3,364,036)	11.13
Forfeited	(1,819,140)	11.73
Nonvested, September 29, 2007	6,061,334	14.95	2.2	$108

As of September 29, 2007, we had $44 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 2.2 years.

We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $14 million, $15 million and $15 million for years 2007, 2006 and 2005, respectively. The related tax benefit for fiscal years 2007, 2006 and 2005 was $9 million in each year. We had 3.4 million, 0.4 million and 0.1 million, respectively, restricted stock awards vest in fiscal years 2007, 2006 and 2005, with a grant date fair value of $37 million, $5 million and $1 million.

TYSON FOODS, INC.

Performance-based Shares

In July 2003, our Compensation Committee authorized us to award performance-based shares of our Class A stock having an initial maximum aggregate value of $4 million on the date of each award to certain senior executive officers on the first business day of each of the Company’s 2004, 2005 and 2006 fiscal years. In August 2005 and September 2004, the Compensation Committee authorized the expansion of the fiscal 2006 and fiscal 2005 awards to include additional senior officers. The expansions increased the initial maximum aggregate value by $3 million and $2 million for the 2006 and 2005 grants, respectively. The vesting of the performance-based shares for the 2004 and 2005 awards is over three years, and the vesting of the 2006 award is over two and one-half to three years (the Vesting Period), each award being subject to the attainment of goals determined by the Compensation Committee prior to the date of the award. We review progress toward the attainment of goals each quarter during the Vesting Period. However, the attainment of goals can be determined only at the end of the Vesting Period. If the shares vest, the ultimate cost will be equal to the Class A stock price on the date the shares vest times the number of shares awarded for all performance grants with other than market criteria. For grants with market performance criteria, the ultimate cost will be the fair value of the probable shares to vest regardless if the shares actually vest. Total expense recorded related to performance-based shares was approximately $1 million in each of fiscal years 2007, 2006 and 2005.

NOTE 12: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Effective September 29, 2007, we adopted SFAS No. 158, which requires the recognition in pension obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations previously deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132(R). The following table reflects the effects of adoption of SFAS No. 158 on the Consolidated Balance Sheet as of September 29, 2007.

			(in millions)
	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Other assets	$ 332	$ (5)	$ 327
Total assets	10,232	(5)	10,227
Deferred income taxes	366	1	367
Other liabilities	381	(9)	372
Accumulated other comprehensive income	47	3	50
Total shareholders’ equity	4,728	3	4,731
Total liabilities and shareholders’ equity	10,232	(5)	10,227

We have both funded and unfunded noncontributory defined benefit pension plans covering specific groups of employees. Two plans provide benefits based on a formula using years of service and a specified benefit rate. Effective January 1, 2004, we implemented a defined benefit plan for certain contracted officers that uses a formula based on years of service and final average salary. Additionally, two of our subsidiaries have frozen plans, whereby no new participants will be added and no future benefits will be earned. We also have other postretirement benefit plans for which substantially all of our employees may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.

We have defined contribution retirement and incentive benefit programs for various groups of employees. We recognized expenses of $46 million, $55 million and $56 million in fiscal 2007, 2006 and 2005, respectively.

We use a September 30 measurement date for our defined benefit plans and one postretirement medical plan and a July 31 measurement date for the remaining postretirement medical plans. We generally recognize the effect of actuarial gains and losses into earnings immediately for postretirement plans rather than amortizing the effect over future periods.

Other postretirement benefits include postretirement medical costs and life insurance.

TYSON FOODS, INC.

Benefit obligations and funded status

The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at September 29, 2007, and September 30, 2006:

			in millions
	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$124	$107	$61	$60
Service cost	6	6	1	1
Interest cost	7	6	4	4
Plan participants’ contributions	-	-	8	5
Addition of subsidiary plan	-	1	-	-
Amendments	-	-	(4)	(3)
Actuarial (gain) loss	(2)	11	12	14
Benefits paid	(7)	(7)	(16)	(18)
Settlement	-	-	(17)	-
Curtailment	-	-	-	(2)
Benefit obligation at end of year	128	124	49	61

Change in plan assets
Fair value of plan assets at beginning of year	85	82	-	-
Actual return on plan assets	14	7	-	-
Employer contributions	5	2	8	13
Plan participants’ contributions	-	-	8	5
Addition of subsidiary plan	-	1	-	-
Benefits paid	(7)	(7)	(16)	(18)
Fair value of plan assets at end of year	97	85	-	-

Funded status	(31)	(39)	(49)	(61)
Amounts not yet recognized:
Unrecognized prior service cost	-	6	-	(17)
Unrecognized actuarial loss	-	25	-	-
Net amount recognized	$(31)	$(8)	$(49)	$(78)

Amounts recognized in the Consolidated Balance Sheets consist of:

			in millions
	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Other assets	$7	$-	$-	$-
Accrued benefit liability	(38)	(31)	(49)	(78)
Accumulated other comprehensive (income)/loss	19	23	(10)	-
Net amount recognized	$(12)	$(8)	$(59)	$(78)

The increase (decrease) in the pretax minimum liability related to our pension plans included in other comprehensive income (loss) was $(9) million, $16 million and $2 million in fiscal 2007, 2006 and 2005, respectively.

At September 29, 2007, three pension plans had an accumulated benefit obligation in excess of plan assets. At September 30, 2006, all pension plans had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation for all pension plans was $128 million and $122 million at September 29, 2007, and September 30, 2006, respectively. Plans with accumulated benefit obligations in excess of plan assets are as follows:

TYSON FOODS, INC.

	in millions
	Pension Benefits
	2007	2006
Projected benefit obligation	$56	$124
Accumulated benefit obligation	56	122
Fair value of plan assets	18	85

Net Periodic Benefit Cost

Components of net periodic benefit cost for pension and postretirement benefit plans recognized in the Consolidated Statements of Operations are as follows:

				in millions
	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$6	$6	$6	$1	$1	$-
Interest cost	7	6	6	4	4	4
Expected return on plan assets	(7)	(6)	(5)	-	-	-
Amortization of prior service cost	1	1	1	(2)	(2)	(2)
Recognized actuarial loss, net	1	-	-	12	14	9
Curtailment and settlement gain	-	-	-	(27)	(2)	-
Net periodic benefit cost	$8	$7	$8	$(12)	$15	$11

Assumptions

Weighted average assumptions are as follows:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate to determine
net periodic benefit cost	5.87%	5.94%	6.62%	6.00%	6.00%	6.00%
Discount rate to determine
benefit obligations	6.00%	5.80%	5.91%	6.25%	6.10%	6.00%
Rate of compensation increase	3.50%	4.00%	4.00%	N/A	N/A	N/A
Expected return on plan assets	7.89%	8.03%	8.13%	N/A	N/A	N/A

To determine the rate-of-return on assets assumption, we first examined historical rates of return for the various asset classes. We then determined a long-term projected rate-of-return based on expected returns over the next five to 10 years. Prior to fiscal 2004, we only had defined benefit plans that provided a retirement benefit based on the number of years of service multiplied by a benefit rate.

We have four postretirement health plans. Two of these consist of fixed, annual payments and account for $35 million of the postretirement medical obligation at September 29, 2007. A healthcare cost trend is not required to determine this obligation. The remaining two plans, Pre-Medicare and Post-Medicare, account for $14 million of the postretirement medical obligation at September 29, 2007. The Pre-Medicare plan covers retirees who do not yet qualify for Medicare and uses a healthcare cost trend of 10% in the current year, grading down to 6% in fiscal 2012. The decision was made in the fourth quarter of fiscal 2007 to outsource the Post-Medicare plan to a third party insurer. This decision effectively settled the plan and no healthcare cost trend is applicable to this plan at year end. Additionally, we recognized a gain of approximately $27 million related to this plan change. Claims in excess of the negotiated annual maximum payment are paid by the plan participants. A one-percentage point change in assumed healthcare cost trend rate would have an immaterial impact on the postretirement benefit obligation and total service and interest cost.

TYSON FOODS, INC.

Plan Assets

The fair value of plan assets for domestic union pension benefit plans was $80 million and $71 million as of September 29, 2007, September 30, 2006, respectively. The following table sets forth the actual and target asset allocation for pension plan assets:

			Target Asset
	2007	2006	Allocation
Cash	2.2%	1.6%	0.0%
Fixed income securities	24.4	24.6	25.0
US Stock Funds-Large- and Mid-Cap	48.8	49.3	50.0
US Stock Funds-Small-Cap	9.7	9.8	10.0
International Stock Funds	14.9	14.7	15.0
Total	100.0%	100.0%	100.0%

During fiscal 2005, we recorded the assets and benefit obligation related to a foreign subsidiary. This pension plan had $17 million and $14 million in plan assets at September 29, 2007, and September 30, 2006, respectively. All of this plan’s assets are held in annuity contracts consistent with its target asset allocation.

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

Contributions

Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2008 are approximately $3 million. For fiscal 2007, 2006 and 2005, we funded $5 million, $0 and $10 million, respectively, to defined benefit plans.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

		in millions
	Pension Benefits	Other Postretirement Benefits
2008	$9	$6
2009	7	5
2010	9	5
2011	9	5
2012	9	5
2013-2017	56	22

The above benefit payments for other postretirement benefit plans are not expected to be materially offset by Medicare Part D subsidies in 2008 or thereafter.

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

Certain non-cash transactions were excluded from the Consolidated Statements of Cash Flows for fiscal 2007. Adjustments of $28 million, primarily related to the re-evaluation of certain tax liability accruals and deferred tax assets and liabilities related to the 2001 acquisition of TFM, decreased goodwill.

Certain non-cash transactions were excluded from the Consolidated Statements of Cash Flows for fiscal 2006. Adjustments of $12 million, primarily related to deferred tax asset and liability adjustments related to the acquisitions in previous years of TFM and the assets of Millard Processing Services, increased goodwill.

TYSON FOODS, INC.

In fiscal 2005, adjustments of $53 million were made to remove pre-acquisition tax liability accruals no longer necessary due to the closure of an IRS examination and the re-evaluation of certain pre-acquisition deferred tax liabilities. The adjustments include $46 million and $7 million of adjustments to pre-acquisition deferred tax assets and liabilities related to acquisitions in previous years of TFM and Hudson Foods, Inc., respectively, and decreased goodwill.

The following table summarizes cash payments for interest and income taxes:

	in millions
	2007	2006	2005
Interest	$262	$159	$238
Income taxes, net of refunds	97	144	107

NOTE 14: TRANSACTIONS WITH RELATED PARTIES

We have operating leases for farms, equipment and other facilities with Don Tyson, a director of the Company, John Tyson, Chairman of the Company, certain members of their families and the Randal W. Tyson Testamentary Trust. Total payments of $5 million in fiscal 2007, $8 million in fiscal 2006, and $9 million in fiscal 2005, were paid to entities in which these parties had an ownership interest.

In fiscal 2005, we received approximately $4 million from entities owned by Don Tyson and John Tyson, as payment for the purchase of certain properties owned by the Company.

NOTE 15: INCOME TAXES

Detail of the provision (benefit) for income taxes consists of:

	in millions
	2007	2006	2005
Federal	$129	$(79)	$118
State	16	(12)	16
Foreign	(3)	(11)	22
	$142	$(102)	$156
Current	$137	$24	$249
Deferred	5	(126)	(93)
	$142	$(102)	$156

The reasons for the difference between the statutory federal income tax rate and the effective income tax rate are as follows:

	2007	2006	2005
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	2.3	3.3	1.8
Extraterritorial income exclusion	(1.1)	-	(2.6)
Reduction of tax reserves, net	(4.6)	-	(4.1)
Medicare Part D	3.2	(1.8)	(3.6)
Repatriation of foreign earnings	-	-	4.2
Adjustment for tax review	-	(5.1)	-
General business credits	(2.6)	2.6	(1.8)
Domestic production deduction	(1.0)	-	-
Fixed asset tax cost correction	4.2	-	-
Other	(0.8)	0.8	0.6
	34.6%	34.8%	29.5%

During fiscal 2007, we discovered a certain population of our tax cost and accumulated depreciation values were not accurately recorded, primarily related to a property, plant and equipment system conversion in 1999. This system conversion did not impact the recorded book value of the property, plant and equipment. As a result, the net tax basis of property, plant and equipment was overstated, which caused the deferred tax liability in our financial statements to be understated. In 2007, we increased our deferred tax liabilities $17 million and recognized additional tax expense of $17 million.

The fiscal 2007 effective tax rate was reduced by 4.6% due to the reduction of income tax reserves management deemed were no longer required. The net reduction to current income tax expense of approximately $20 million related to Internal Revenue Service

TYSON FOODS, INC.

examinations, appeals and United States Tax Court settlement activity, as well as state income tax examination settlements. Additional related adjustments resulted in a $28 million reduction of goodwill.

During fiscal 2006, we completed a review of our tax account balances, and as a result, reduced our income tax benefit by $15 million. This included $12 million related to additional tax reserves for our foreign operations and $3 million related to a cumulative adjustment to our recorded tax balances attributable to book to tax differences associated with property, plant and equipment (including synthetic leases) and certain acquired deferred tax liabilities. Additional adjustments resulted in an increase to goodwill of $12 million, deferred tax liabilities of $3 million and a reduction of property, plant and equipment of $9 million.

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

The tax effects of major items recorded as deferred tax assets and liabilities are:

			in millions
	2007		2006
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$-	$399	$-	$481
Suspended taxes from conversion
to accrual method	-	104	-	119
Intangible assets	7	32	10	26
Inventory	13	74	13	101
Accrued expenses	165	-	177	-
Net operating loss and other carryforwards	133	-	137	-
Insurance reserves	22	-	23	-
Prepaids	-	40	-	41
Other	53	71	46	-
	$393	$720	$406	$768
Valuation allowance	$(55)		$(66)
Net deferred tax liability		$382		$428

Net deferred tax liabilities are included in Other Current Assets, Other Current Liabilities and Deferred Income Taxes on the Consolidated Balance Sheets.

The deferred tax liability for suspended taxes from conversion to accrual method represents the 1987 change from the cash to accrual method of accounting and will be recognized by 2027.

We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $215 million and $153 million at September 29, 2007 and September 30, 2006, respectively. These earnings are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, we would be subject to federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The tax effected valuation allowance of $55 million consists of $30 million for state tax credit and net operating loss carryforwards, $11 million for federal net operating loss and other miscellaneous carryforwards and $14 million for international net operating loss carryforwards. The state tax credit and net operating loss carryforwards expire in fiscal years 2008 through 2026. At September 29, 2007, after considering utilization restrictions, our gross federal tax loss carryforwards, which include net operating losses, capital losses and charitable contribution carryforwards, approximated $190 million. Gross federal net operating loss carryforwards of $33 million, are subject to utilization limitations due to ownership changes and may be utilized to offset future taxable income subject to limitations. These carryforwards expire during fiscal years 2008 through 2026. The $55 million valuation allowance described above includes $11 million, that if subsequently recognized, will be allocated to reduce goodwill, which was recorded at the time of acquisition of TFM.

We provide tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. Evaluation of these reserves requires judgments about tax issues, potential outcomes and timing, and is an inherently subjective estimate. Although the outcome of these tax items is uncertain, in our opinion, adequate provisions for income taxes have been made for potential liabilities relating to these exposures.

TYSON FOODS, INC.

NOTE 16: EARNINGS (LOSS) PER SHARE

The earnings and weighted average common shares used in the computation of basic and diluted earnings (loss) per share are as follows:

	in millions, except per share data
	2007	2006	2005
Numerator:
Income (loss) before cumulative effect
of change in accounting principle	$268	$(191)	$372
Cumulative effect of change in
accounting principle, net of tax	-	(5)	-
Net income (loss)	268	(196)	372
Less Dividends:
Class A ($0.16/share)	45	41	40
Class B ($0.144/share)	11	14	15
Undistributed earnings (losses)	212	(251)	317
Class A undistributed earnings (losses)	170	(186)	230
Class B undistributed earnings (losses)	42	(65)	87
Total undistributed earnings (losses)	$212	$(251)	$317
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	273	249	243
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	75	96	102
Effect of dilutive securities:
Stock options and restricted stock	7	-	12
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversions	355	345	357

Earnings (loss) before cumulative effect of
change in accounting principle:
Class A Basic	$0.79	$(0.56)	$1.11
Class B Basic	$0.70	$(0.52)	$1.00
Diluted	$0.75	$(0.56)	$1.04

Cumulative effect of change in accounting
principle, net of tax:
Class A Basic	$-	$(0.02)	$-
Class B Basic	$-	$(0.01)	$-
Diluted	$-	$(0.02)	$-

Net income (loss):
Class A Basic	$0.79	$(0.58)	$1.11
Class B Basic	$0.70	$(0.53)	$1.00
Diluted	$0.75	$(0.58)	$1.04

Approximately four million, 28 million and two million, respectively, in fiscal years 2007, 2006 and 2005, of our option shares were antidilutive and were not included in the dilutive earnings per share calculation.

We have two classes of capital stock, Class A stock and Class B stock. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of cash dividends paid to holders of Class B stock cannot exceed 90% of the cash dividend paid to holders of Class A stock.

We allocate undistributed earnings (losses) based upon a 1 to 0.9 ratio per share of Class A stock and Class B stock, respectively. We allocate undistributed earnings (losses) based on this ratio due to historical dividend patterns, voting control of Class B shareholders and contractual limitations of dividends to Class B stock.

TYSON FOODS, INC.

NOTE 17: SEGMENT REPORTING

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. We measure segment profit as operating income (loss).

Chicken: Chicken operations include breeding and raising chickens, as well as processing live chickens into fresh, frozen and value-added chicken products. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. The Chicken segment also includes sales from allied products and our chicken breeding stock subsidiary.

Beef: Beef operations include processing live fed cattle and fabrication of dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. The Beef segment also derives value from allied products such as hides and variety meats for sale to further processors and others. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. Allied products are also marketed to manufacturers of pharmaceuticals and technical products.

Pork: Pork operations include processing live market hogs and fabricating pork carcasses into primal and sub-primal cuts and case-ready products. This segment also includes our live swine group and related allied product processing activities. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. We also sell allied products to pharmaceutical and technical products manufacturers, as well as live swine to pork processors.

Prepared Foods: Prepared foods operations manufacture and market frozen and refrigerated food products. Products include pepperoni, bacon, beef and pork pizza toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.

TYSON FOODS, INC.

in millions
	Chicken	Beef	Pork	Prepared Foods	Other	Consolidated
Fiscal year ended September 29, 2007
Sales	$8,188	$12,703	$3,309	$2,660	$40	$26,900
Operating income	280	35	135	81	83	614
Other expense						204
Income before income taxes						410
Depreciation	254	127	29	59	13	482
Total assets	4,398	3,342	799	946	742	10,227
Additions to property, plant and equipment	157	36	8	23	61	285
Fiscal year ended September 30, 2006
Sales	$7,928	$11,825	$3,060	$2,692	$54	$25,559
Operating income (loss)	53	(296)	47	45	74	(77)
Other expense						216
Loss before income taxes						(293)
Income tax benefit						(102)
Loss before cumulative effect of
change in accounting principle						(191)
Cumulative effect of change in accounting
principle, net of tax						(5)
Depreciation	255	123	29	62	12	481
Total assets	4,325	3,271	833	1,006	1,686	11,121
Additions to property, plant and equipment	219	135	13	54	110	531
Fiscal year ended October 1, 2005
Sales	$8,295	$11,618	$3,247	$2,801	$53	$26,014
Operating income (loss)	582	(12)	47	78	50	745
Other expense						217
Income before income taxes						528
Depreciation	241	111	31	65	17	465
Total assets	4,398	3,243	834	1,107	922	10,504
Additions to property, plant and equipment	269	132	14	44	112	571

We allocate expenses related to corporate activities to the segments, while the related assets and additions to property, plant and equipment remain in Other.

The Pork segment had sales of $515 million, $467 million and $505 million for fiscal years 2007, 2006 and 2005, respectively, from transactions with other operating segments. The Beef segment had sales of $111 million, $104 million and $85 million for fiscal years 2007, 2006 and 2005, respectively, from transactions with other operating segments. These sales from intersegment transactions, which are sold at market prices, were excluded from the segment sales in the above table.

Our largest customer, Wal-Mart Stores, Inc., accounted for approximately 12.9%, 12.5% and 13.0% of consolidated sales in fiscal years 2007, 2006 and 2005, respectively. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.

The majority of our operations are domiciled in the United States. Approximately 94%, 95% and 94% of sales to external customers for fiscal years 2007, 2006 and 2005, respectively, were sourced from the United States. Approximately $6.0 billion, $6.3 billion and $6.3 billion, respectively, of long-lived assets were located in the United States at September 29, 2007, September 30, 2006, and October 1, 2005. Approximately $211 million, $197 million and $202 million of long-lived assets were located in foreign countries, primarily Canada and Mexico, at fiscal years ended 2007, 2006 and 2005, respectively.

We sell certain products in foreign markets, primarily Canada, Central America, China, the European Union, Japan, Mexico, Russia, South Korea, and Taiwan. Our export sales totaled $2.7 billion for fiscal 2007 and $2.1 billion for each of fiscal 2006 and 2005. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Foreign sales, which are sales of products produced in a country other than the United States, were less than 10% of total consolidated sales for fiscal 2007, 2006 and 2005. Approximately 5% and 21% of income before income taxes for fiscal 2007 and 2005, was from foreign operations. In fiscal 2006, we incurred a loss from foreign operations of $36 million before taxes and cumulative effect of change in accounting principle.

TYSON FOODS, INC.

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Sales	$6,558	$6,501	$6,958	$6,883
Gross profit	337	363	427	306
Operating income	145	158	209	102
Net income	57	68	111	32
Class A basic earnings per share	$0.17	$0.20	$0.32	$0.10
Class B basic earnings per share	$0.15	$0.18	$0.29	$0.08
Diluted earnings per share	$0.16	$0.19	$0.31	$0.09
2006
Sales	$6,454	$6,251	$6,383	$6,471
Gross profit	344	153	203	228
Operating income (loss)	110	(142)	(25)	(20)
Income (loss) before income taxes	60	(200)	(76)	(77)
Income tax expense (benefit)	21	(73)	(24)	(26)
Income (loss) before cumulative effect
of change in accounting principle	39	(127)	(52)	(51)
Cumulative effect of change in accounting
principle, net of tax	-	-	-	(5)
Net income (loss)	39	(127)	(52)	(56)

Earnings (loss) before cumulative effect of
change in accounting principle:
Class A Basic	$0.12	$(0.38)	$(0.15)	$(0.15)
Class B Basic	$0.10	$(0.34)	$(0.14)	$(0.14)
Diluted	$0.11	$(0.37)	$(0.15)	$(0.15)
Cumulative effect of change in
accounting principle, net of tax:
Class A Basic	$-	$-	$-	$(0.02)
Class B Basic	$-	$-	$-	$(0.01)
Diluted	$-	$-	$-	$(0.02)
Net income (loss):
Class A Basic	$0.12	$(0.38)	$(0.15)	$(0.17)
Class B Basic	$0.10	$(0.34)	$(0.14)	$(0.15)
Diluted	$0.11	$(0.37)	$(0.15)	$(0.17)

Fourth quarter fiscal 2007 net income includes tax expense of $17 million related to a fixed asset tax cost correction.

Second quarter fiscal 2006 operating income includes $45 million of costs related to beef plant closings and $14 million related to prepared foods plant closings. Fourth quarter fiscal 2006 operating income includes $19 million of charges related to the Cost Management Initiative and other business consolidation efforts. These charges include severance expenses, product rationalization costs and related intangible asset impairment expenses.

TYSON FOODS, INC.

NOTE 19: CAPITAL STRUCTURE

During fiscal 2007, Tyson Limited Partnership converted 15.9 million shares of Class B stock to Class A stock on a one-for-one basis.

During fiscal 2006, Tyson Limited Partnership converted 15 million shares of Class B stock to Class A stock on a one-for-one basis. Additionally, Don Tyson, a director, converted 750,000 shares of Class B stock to Class A stock on a one-for-one basis.

NOTE 20: CONTINGENCIES

Listed below are certain claims made against the Company and our subsidiaries. In our opinion, we have made appropriate and adequate reserves, accruals and disclosures where necessary, and believe the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals and reserves are not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations. We believe we have substantial defenses to the claims made and intend to vigorously defend these cases.

In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including us, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of our processing facilities. On May 9, 2002, the DOL filed a civil complaint styled Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. against us in the U.S. District Court for the Northern District of Alabama. The plaintiffs allege in the complaint that we violated the overtime provisions of the federal Fair Labor Standards Act at our chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor indicated in discovery the case seeks to require us to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, and an additional amount in unspecified liquidated damages and an injunction against future violations at that facility and all other chicken processing facilities we operate. We filed a motion for partial summary judgment on July 23, 2007. Although no date has been set, the trial of this matter is likely to occur within the next year.

Several private lawsuits are pending against us alleging that we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the Fair Labor Standards Act. These lawsuits include M.H. Fox, et al. v. Tyson Foods, Inc. (Fox), filed on June 22, 1999 in the U.S. District Court for the Northern District of Alabama, and De Asencio v. Tyson Foods, Inc. (DeAsencio), filed on August 22, 2000, in the U.S. District Court for the Eastern District of Pennsylvania. Each of these matters involves similar allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. In Fox, the District Court denied class certification on November 16, 2006 and ordered the cases of the 10 named plaintiffs in the matter to proceed individually in the home jurisdictions of the named plaintiffs. In DeAsencio, plaintiffs appealed a jury verdict and final judgment entered in our favor on June 22, 2006, in the District Court. On September 7, 2007, the U.S. Court of Appeals for the Third Circuit reversed the jury verdict and remanded the case to the District Court for further proceedings. We sought rehearing en banc, which was denied by the Court of Appeals on October 5, 2007. A further appeal to the U.S. Supreme Court must be made by January 3, 2008, or the case will be remanded to the District Court.

TYSON FOODS, INC.

In addition to Fox and DeAsencio, additional private lawsuits were filed against us since the beginning of fiscal 2007 which allege Tyson failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the Fair Labor Standards Act. These lawsuits are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S. Dist. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E. Dist. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W. Dist. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, March 5, 2007); and Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, May 23, 2007). Similar to Fox and DeAsencio, each of these matters involves allegations employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation. The motion for transfer was granted on August 17, 2007, and the cases listed above were transferred to the federal district court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation.

On November 21, 2002, 10 current and former hourly employees of a TFM case ready facility in Goodlettsville, Tennessee filed a putative class action lawsuit styled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc. in the U.S. District Court for the Middle District of Tennessee against us claiming violations of the overtime provisions of the Fair Labor Standards Act by failing to pay employees for all hours worked. The suit further alleges employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period. Finally, the suit alleges we deduct 30 minutes per day from employees’ paychecks regardless of whether employees use a full 30-minute period for their meal. The plaintiffs seek a declaration that the defendants did not comply with the Fair Labor Standards Act, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs. On November 17, 2003, the District Court conditionally certified a collective action based on clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001. Approximately 573 current and former employees have opted into the class. On August 20, 2007, both parties filed motions for summary judgment. Trial was again rescheduled and is now set to begin on September 16, 2008.

TYSON FOODS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Tyson Foods, Inc.

We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyson Foods, Inc. at September 29, 2007 and September 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tyson Foods, Inc.’s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas

November 19, 2007

TYSON FOODS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Tyson Foods, Inc.

We have audited Tyson Foods, Inc.’s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyson Foods, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management under the caption “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe our audit provides a reasonable basis for our opinion.

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

In our opinion, Tyson Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tyson Foods, Inc. as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 29, 2007, and our report dated November 19, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas

November 19, 2007

TYSON FOODS, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 29, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

In the quarter ended September 29, 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 29, 2007. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, Management concluded that the Company’s internal control over financial reporting was effective as of September 29, 2007.

The Company's independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Form 10-K and has issued an attestation report on the Company's internal control over financial reporting. The attestation report on the Company’s internal control over financial reporting appears on page 72 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

Not applicable.

TYSON FOODS, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 1, 2008 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of the instructions to Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Executive Officers of the Company” in Part I of this Report.

We have a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of our directors and employees, including our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics, titled “Tyson Foods, Inc. Code of Conduct,” is available, free of charge on our website at http://ir.tyson.com.

ITEM 11. EXECUTIVE COMPENSATION

See the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to Instructions to Item 407(e)(5) of the Securities and Exchange Commission Regulation S-K, the material appearing under the sub-heading “Compensation Committee Report” shall not be deemed to be “filed” with the Commission, other than as provided in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of September 29, 2007:

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of
Securities remaining
	Number of		available for future
	Securities	Weighted average	issuance under equity
	to be issued	exercise price	compensation plans
	upon exercise of	of outstanding	(excluding Securities
	outstanding options	options	reflected in column (a))
Equity compensation plans approved
by security holders	15,077,490	$14.37	50,885,017
Equity compensation plans not approved
by security holders	-	-	-
Total	15,077,490	$14.37	50,885,017

This table does not include 405,425 options, with a weighted-average exercise price of $8.14, which were assumed in connection with the acquisition of IBP, inc. in 2001.

a)	Outstanding options granted by the Company
b)	Weighted average price of outstanding options
c)	Shares available for future issuance as of September 29, 2007, under the Stock Incentive Plan (27,431,170), the Employee Stock Purchase Plan (14,720,985) and the Retirement Savings Plan (8,732,862)

TYSON FOODS, INC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the information included under the captions “Election of Directors” and “Certain Transactions” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information included under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:
Consolidated Statements of Operation
for the three years ended September 29, 2007
Consolidated Balance Sheets at
September 29, 2007, and September 30, 2006
Consolidated Statements of Shareholders’ Equity
for the three years ended September 29, 2007
Consolidated Statements of Cash Flows
for the three years ended September 29, 2007
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm

Financial Statement Schedule - Schedule II Valuation and Qualifying
Accounts for the three years ended September 29, 2007

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

3.2

Fourth Amended and Restated By-laws of the Company (previously filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

4.1

Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee (the “Company Indenture”) (previously filed as Exhibit 4 to Registration Statement on Form S-3, filed with the Commission on December 18, 1997, Registration No. 333-42525, and incorporated herein by reference).

4.2

Form of 7.0% Note due May 1, 2018 issued under the Company Indenture (previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1998, Commission File No. 001-14704, and incorporated herein by reference).

4.3

Supplemental Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee, dated as of October 2, 2001, supplementing the Company Indenture, together with form of 8.250% Note (previously filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.4

Form of 6.60% Senior Notes due April 1, 2016 issued under the Company Indenture (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 22, 2006, Commission File No. 001-14704, and incorporated herein by reference).

4.5

Supplemental Indenture among the Company, Tyson Fresh Meats, Inc. and JPMorgan Chase Bank, National Association, dated as of September 18, 2006, supplementing the Company Indenture (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 19, 2006, Commission File No. 001-14704, and incorporated herein by reference).

4.6

Indenture, dated January 26, 1996, between IBP, inc. (IBP) and The Bank of New York (the IBP Indenture) (previously filed as Exhibit 4 to IBP's Registration Statement on Form S-3, filed with the Commission on November 20, 1995, Commission File No. 33-64459, and incorporated herein by reference).

4.7

Form of Senior Note issued under the IBP Indenture for the issuance of (a) 7.125% Senior Notes due February 1, 2026, and (b) 7.95% Senior Notes due February 1, 2010 (previously filed as Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.8

First Supplemental Indenture, dated as of September 28, 2001, among the Company, Lasso Acquisition Corporation and The Bank of New York (previously filed as Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

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

10.5

Amendment No. 6, dated as of January 39, 2006, to the Company’s Amended and Restated Receivables Transfer Agreement, dated as of August 16, 2002, as amended, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents (previously filed as Exhibit No. 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.6

Amendment No. 7, dated as of July 27, 2006, to the Company’s Amended and Restated Receivables Transfer Agreement, dated as of August 16, 2002, as amended, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents (previously filed as Exhibit No. 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.7

Amendment No. 8, dated as of August 9, 2006, to the Company’s Amended and Restated Receivables Transfer Agreement, dated as of August 16, 2002, as amended, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents (previously filed as Exhibit No. 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

10.8

Amendment No. 9, dated as of August 7, 2007, to the Company’s Amended and Restated Receivables Transfer Agreement, dated as of August 16, 2002, as amended, by and among Tyson Receivables Corporation, as Transferor, the Company, as Collection Agent and Guarantor, JPMorgan Chase Bank, as Administrative Agent and certain other entities that are parties thereto as CP Conduit Purchasers, Committed Purchasers and Funding Agents.

86 - 93
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

10.10

Amendment No. 1 to Receivables Purchase Agreement, dated August 13, 2004, among the Company and certain subsidiaries of the Company, as Sellers and Tyson Receivables Corporation, as Purchaser (previously filed as Exhibit No. 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.11

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

10.17

Five-Year Revolving Credit Agreement, dated as of September 28, 2005, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branchand BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents, J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner, and certain other lenders party thereto (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K filed October 3, 2005, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

10.18

Amendment No. 1, dated as of March 2, 2006, to the Company’s Five-Year Revolving Credit Agreement, dated as of September 28, 2005, with the Company, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branchand BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K filed March 7, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.19

Amendment No. 2, dated as of April 28, 2006, to the Company’s Five-Year Revolving Credit Agreement, dated as of September 28, 2005, with the Company, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branchand BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K filed May 2, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.20

Amendment No. 3, dated as of July 27, 2006, to the Company’s Five-Year Revolving Credit Agreement, dated as of September 28, 2005, as amended, with the Company, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branchand BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K filed July 31, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.21

Three-Year Term Loan Agreement, dated as of September 28, 2005, among the Company, as Guarantor, Lakeside Farm Industries Ltd., as Borrower, JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent, Merrill Lynch Capital Canada Inc., as Syndication Agent, and Rabobank Nederland Canadian Branch and BNP Paribas (Canada), as Documentation Agents, and J.P. Morgan Securities Inc. as Lead Arranger and Sole Bookrunner, and certain other lenders party thereto (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K filed October 3, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.22

Amendment No. 1, dated as of March 2, 2006, to the Company’s Three-Year Term Loan Agreement, dated as of September 28, 2005, with Lakeside, as borrower, the Company, as guarantor, JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent, Merrill Lynch Capital Canada Inc., as Syndication Agent, and Rabobank Nederland Canadian Branch and BNP Paribas (Canada), as Documentation Agents (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K filed March 7, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.23

Amendment No. 2, dated as of April 28, 2006, to the Company’s Three-Year Term Loan Agreement, dated as of September 28, 2005, with Lakeside, as borrower, the Company, as guarantor, JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent, Merrill Lynch Capital Canada Inc., as Syndication Agent, and Rabobank Nederland Canadian Branch and BNP Paribas (Canada), as Documentation Agents (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K filed May 2, 2006, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

10.24

Amendment No. 3, dated as of July 27, 2006, to the Company’s Three-Year Term Loan Agreement, dated as of September 28, 2005, as amended, with Lakeside, as borrower, the Company, as guarantor, JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent, Merrill Lynch Capital Canada Inc., as Syndication Agent, and Rabobank Nederland Canadian Branch and BNP Paribas (Canada), as Documentation Agents (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K filed July 31, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.25

Second Amended and Restated Employment Agreement, dated as of December 19, 2006, by and between Richard L. Bond and the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.26

Nonqualified Stock Option Award pursuant to the Tyson Foods, Inc. 2000 Stock Incentive Plan, dated November 17, 2006, between the Company and Richard L. Bond (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.27

Restricted Stock Unit Agreement, dated as of September 28, 2007, between the Company and Richard L. Bond (previously filed as Exhibit No. 10.3 to the Company's Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.28

Senior Executive Employment Agreement dated November 20, 1998 between the Company and Leland E. Tollett (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10K for the fiscal year ended October 3, 1998, Commission File No. 001-14704, and incorporated herein by reference).

10.29

Amendment to Senior Executive Employment Agreement dated February 4, 2005, by and between the Company and Leland E. Tollett (previously filed as Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.30

Executive Employment Agreement between the Company and J. Alberto Gonzalez-Pita, dated November 15, 2004 (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K filed November 18, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.31

Officer Employment Agreement between the Company and Craig J. Hart, dated November 12, 2004 (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K filed November 18, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.32

Senior Advisor Agreement, dated July 30, 2004, by and between Don Tyson and the Company (previously filed as Exhibit No. 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.33	Separation Agreement and General Release between the Company and William W. Lovette, dated November 12, 2007.	94 - 100
10.34

Officer Employment Agreement between the Company and James V. Lochner, dated October 7, 2005 (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K filed October 12, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.35

Executive Employment Agreement between the Company and Wade Miquelon, dated April 13, 2006 (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K filed April 18, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.36	Executive Employment Agreement between the Company and Donnie D. King, dated March 6, 2007.	101 - 111
10.37	Executive Employment Agreement between the Company and Bernard Leonard, dated November 16, 2006.	112 – 122
10.38	Executive Employment Agreement between the Company and Scott D. McNair, dated April 27, 2007.	123 - 133
10.39

Second Executive Amendment between the Company and Greg Lee, dated April 2, 2007 (previously filed as Exhibit No. 10.1 to the Company's Current Report on Form 8-K filed April 3, 2007, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

10.40

Senior Executive Employment Agreement between the Company and Greg Lee, dated April 3, 2007 (previously filed as Exhibit No. 10.2 to the Company's Current Report on Form 8-K filed April 3, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.41

Executive Employment Agreement between the Company and Richard A. Greubel, Jr, dated May 3, 2007 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.42

Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.43

Indemnity Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.44

Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain executive officers (previously filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.45

Form of IBP's Indemnification Agreement with officers and directors (previously filed as Exhibit No. 10.8 to IBP's Registration Statement on Form S-1, dated August 19, 1987, File No. 1-6085 and incorporated hereby by reference).

10.46

Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005 (previously filed as Exhibit No. 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.47

Goal-Based Bonus Program of the Company (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.48

Earnings-Based Bonus Program of the Company (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.49

Tyson Foods, Inc. Restricted Stock Bonus Plan, effective August 21, 1989, as amended and restated on April 15, 1994; and Amendment to Restricted Stock Bonus Plan effective November 18, 1994 (previously filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.50

Tyson Foods, Inc. Amended and Restated Employee Stock Purchase Plan, dated as of December 13, 1999 (previously filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 001-14704, and incorporated herein by reference).

10.51

Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective October 1, 1997, and First Amendment to the Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective December 31, 1998 (previously filed as exhibit 10.15 to the Company's Form 10-K for the fiscal year ended October 2, 1999, Commission File No. 001-14704, and incorporated herein by reference).

10.52

Tyson Foods, Inc. Non-statutory Stock Option Plan of 1982, as amended and restated on November 18, 1994, (previously filed as Exhibit 99 to the Company's Registration Statement of Form S-8 filed with the Commission on January 30, 1995, Commission File No. 33-54716, and incorporated herein by reference).

10.53

Tyson Foods, Inc. 2000 Stock Incentive Plan dated August 11, 2000 (previously filed as exhibit 10.19 to the Company's Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

10.54	IBP 1987 Stock Option Plan (previously filed as Exhibit No. 28(a) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-19441 and incorporated herein by reference).
10.55

IBP Officer Long-Term Stock Plan (previously filed as Exhibit No. 10.5.3 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

10.56

IBP Directors Stock Option Plan (previously filed as Exhibit No. 10.5.4 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

10.57

1996 Officer Long-Term Stock Plan (previously filed as Exhibit No. 10.5.6 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).

10.58	IBP 1996 Stock Option Plan (previously filed as Exhibit 10.5.7 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).
10.59

Text of Retirement Income Plan of IBP, inc. (as amended and Restated Effective as of January 1, 1992), as amended (previously filed as Exhibit No. 10.28 to IBP's Annual Report on Form 10-K for the fiscal year ended December 26, 1992, File No. 1-6085 and incorporated herein by reference).

10.60

Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Plan dated January 23, 2004 (previously filed as Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.61

Form of Performance Stock Award pursuant to which performance unit awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit No. 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.62

Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit No. 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.63

Form of Stock Option Grant Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit No. 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.64

Form of Tyson Foods, Inc. Performance Stock Award Grant Document pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2007, Commission File No. 001-14704, and incorporated herein by reference).

12.1	Calculation of Ratio of Earnings to Fixed Charges	134
14.1

Code of Conduct of the Company (previously filed as Exhibit 14.1 to the Company's Current Report on Form 8-K filed January 18, 2007, Commission File No. 001-14704, and incorporated herein by reference).

21	Subsidiaries of the Company	135 – 138
23	Consent of Ernst & Young, LLP	139
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	140
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	141
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	142
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	143

TYSON FOODS, INC.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Wade Miquelon	November 21, 2007
Wade Miquelon
Executive Vice President, Chief
Financial Officer

TYSON FOODS, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard L. Bond Richard L. Bond	President and Chief Executive Officer	November 21, 2007
/s/ Scott Ford Scott Ford	Director	November 21, 2007
/s/ Lloyd V. Hackley Lloyd V. Hackley	Director	November 21, 2007
/s/ Craig J. Hart Craig J. Hart	Senior Vice President, Controller and Chief Accounting Officer	November 21, 2007
/s/ Jim Kever Jim Kever	Director	November 21, 2007
/s/ Kevin M. McNamara Kevin M. McNamara	Director	November 21, 2007
/s/ Wade Miquelon Wade Miquelon	Executive Vice President and Chief Financial Officer	November 21, 2007
/s/ Jo Ann R. Smith Jo Ann R. Smith	Director	November 21, 2007
/s/ Leland E. Tollett Leland E. Tollett	Director	November 21, 2007
/s/ Barbara A. Tyson Barbara A. Tyson	Director	November 21, 2007
/s/ Don Tyson Don Tyson	Director	November 21, 2007
/s/ John H. Tyson John H. Tyson	Chairman of the Board of Directors	November 21, 2007
/s/ Albert C. Zapanta Albert C. Zapanta	Director	November 21, 2007

TYSON FOODS, INC.

FINANCIAL STATEMENT SCHEDULE

TYSON FOODS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended September 29, 2007

in millions
	Balance at	Charged to		Charged to			Balance at
	Beginning	Costs and		Other	Additions		End of
	of Period	Expenses		Accounts	(Deductions)		Period

Allowance for Doubtful Accounts
2007	$8	$1		$-	$(1)		$8
2006	9	(5)	(1)	-	4	(2)	8
2005	11	(1)		-	(1)		9

(1)	We reduced a portion of the allowance for doubtful accounts as the respective accounts receivable balances were either collected or determined to be collectible.
(2)	We received payments on accounts that had previously been written off.