Form 10-Q
period 2007-12-29
TYSON FOODS INC
filed 2008-02-01
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 29, 2007.

Class	Outstanding Shares
Class A Common Stock, $0.10 par value (Class A stock)	285,534,181
Class B Common Stock, $0.10 par value (Class B stock)	70,021,155

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	December 29, 2007	December 30, 2006

Sales	$6,766	$6,558
Cost of Sales	6,461	6,221
	305	337

Selling, General and Administrative	215	190
Other Charges	6	2

Operating Income	84	145
Other (Income) Expense:
Interest income	(2)	(2)
Interest expense	53	61
Other, net	(19)	-
	32	59

Income before Income Taxes	52	86
Provision for Income Taxes	18	29
Net Income	$34	$57

Weighted Average Shares Outstanding:
Class A Basic	279	264
Class B Basic	70	83
Diluted	355	353

Earnings Per Share:
Class A Basic	$0.10	$0.17
Class B Basic	$0.09	$0.15
Diluted	$0.10	$0.16

Cash Dividends Per Share:
Class A	$0.040	$0.040
Class B	$0.036	$0.036

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)

	(Unaudited) December 29, 2007	September 29, 2007
Assets
Current Assets:
Cash and cash equivalents	$55	$42
Accounts receivable, net	1,184	1,246
Inventories	2,250	2,238
Other current assets	152	70
Total Current Assets	3,641	3,596
Net Property, Plant and Equipment	3,661	3,693
Goodwill	2,487	2,485
Intangible Assets	125	126
Other Assets	336	327
Total Assets	$10,250	$10,227

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$132	$137
Trade accounts payable	1,192	1,050
Other current liabilities	803	928
Total Current Liabilities	2,127	2,115
Long-Term Debt	2,574	2,642
Deferred Income Taxes	340	367
Other Liabilities	457	372
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
Issued 300 million shares at December 29, 2007,
and September 29, 2007	30	30
Class B-authorized 900 million shares:
Issued 70 million shares at December 29, 2007,
and September 29, 2007	7	7
Capital in excess of par value	1,886	1,877
Retained earnings	2,996	2,993
Accumulated other comprehensive income	60	50
	4,979	4,957
Less treasury stock, at cost-
14 million shares at December 29, 2007,
and September 29, 2007	227	226
Total Shareholders’ Equity	4,752	4,731
Total Liabilities and Shareholders’ Equity	$10,250	$10,227

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	December 29, 2007	December 30, 2006
Cash Flows From Operating Activities:
Net income	$34	$57
Depreciation and amortization	127	128
Deferred income taxes and other, net	(34)	75
Net changes in working capital	59	65
Cash Provided by Operating Activities	186	325

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(100)	(43)
Proceeds from sale of property, plant and equipment	10	2
Proceeds from sale of investment	21	-
Proceeds from sale of short-term investment	-	770
Proceeds from sale of marketable securities	25	20
Purchases of marketable securities	(24)	(16)
Other, net	(4)	7
Cash Provided by (Used for) Investing Activities	(72)	740

Cash Flows From Financing Activities:
Net payments on revolving credit facilities	(66)	(108)
Payments of debt	(11)	(910)
Proceeds from borrowings of debt	3	-
Purchases of treasury shares	(4)	(24)
Dividends	(14)	(14)
Decrease in negative book cash balances	(13)	(4)
Stock options exercised and other, net	2	12
Cash Used for Financing Activities	(103)	(1,048)

Effect of Exchange Rate Change on Cash	2	-

Increase in Cash and Cash Equivalents	13	17
Cash and Cash Equivalents at Beginning of Period	42	28
Cash and Cash Equivalents at End of Period	$55	$45

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:  ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (collectively, “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended September 29, 2007. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of December 29, 2007, and the results of operations and cash flows for the three months ended December 29, 2007, and December 30, 2006. Results of operations and cash flows for the three months ended December 29, 2007, and December 30, 2006, are not necessarily indicative of results to be expected for the full year.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 at the beginning of fiscal 2008. The adoption of FIN 48 resulted in a change to the opening Consolidated Condensed Balance Sheets as follows: $32 million increase to Other Current Assets, $17 million decrease to Other Current Liabilities, $106 million increase to Other Liabilities, $40 million decrease to Deferred Income Taxes and $17 million decrease to Retained Earnings. Included in these changes we recognized a $120 million increase in the liability for unrecognized tax benefits and a $21 million increase in the related liability for interest and penalties for a total of $141 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS No. 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The impact of SFAS No. 160 will not have a material impact on our current Consolidated Condensed Financial Statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; therefore, we expect to adopt SFAS No. 160 at the beginning of fiscal 2010.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; therefore, we expect to adopt SFAS No. 141R for any business combinations entered into beginning in fiscal 2010.

NOTE 2: DISPOSITIONS AND OTHER CHARGES

In the first quarter of fiscal 2008, we recorded an $18 million non-operating gain as the result of a private equity firm’s purchase of a technology company in which we held a minority interest. This gain was recorded in Other Income in the Consolidated Condensed Statements of Income.

In the first quarter of fiscal 2008, management approved plans for implementation of certain recommendations resulting from the previously announced FAST initiative, which was focused on process improvement and efficiency creation. As a result, in the first quarter of fiscal 2008, we recorded charges of $6 million related to employee termination benefits resulting from the termination of approximately 200 employees. Of these charges, approximately $2 million, $2 million, $1 million and $1 million, respectively, were recorded in the Chicken, Beef, Pork and Prepared Foods segments’ Operating Income (Loss). These charges were recorded in Other Charges in the Consolidated Condensed Statements of Income. As of December 29, 2007, approximately $2 million of employee termination benefits had been paid. No material adjustments to the accrual are anticipated.

NOTE 3: FINANCIAL INSTRUMENTS

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

We had derivative related balances of $44 million and $16 million recorded in other current assets at December 29, 2007, and September 29, 2007, respectively, and $20 million and $48 million in other current liabilities at December 29, 2007, and September 29, 2007, respectively.

Cash flow hedges: We use derivatives to moderate the financial and commodity market risks of our business operations. Derivative products, such as futures and options, are designated to be a hedge against changes in the amount of future cash flows related to commodities procurement.

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income in Shareholders’ Equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges, when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. Ineffectiveness related to our cash flow hedges was not significant during the three months ended December 29, 2007, and December 30, 2006.

Derivative products related to grain procurement that meet the criteria for hedge accounting and are so designated, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement. We do not purchase derivative products related to grain procurement in excess of our physical grain consumption requirements. There were $2 million of net gains recorded in accumulated other comprehensive income at December 29, 2007, related to cash flow hedges. These gains will be recognized within the next 12 months. Of these gains, the portion resulting from our open hedge positions was a net gain of $3 million as of December 29, 2007. We generally do not hedge cash flows related to commodities beyond 12 months.

Fair value hedges: We designate certain futures contracts as fair value hedges of firm commitments to purchase market hogs for slaughter and natural gas for the operation of our plants. From time to time, we also enter into foreign currency forward contracts to hedge changes in the fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies; however, the fair value of the foreign exchange contracts was not significant as of December 29, 2007, and September 29, 2007. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness related to fair value hedges was not significant during the three months ended December 29, 2007, and December 30, 2006.

Undesignated positions: We hold positions as part of our risk management activities, primarily futures and options for grains, livestock and natural gas, for which we do not apply hedge accounting, but instead mark these positions to fair value through earnings at each reporting date. We generally do not enter into undesignated positions beyond 18 months. We recognized pretax net gains of approximately $31 million and $41 million in cost of sales for the three months ended December 29, 2007, and December 30, 2006, respectively, related to grain positions for which we did not apply hedge accounting.

We enter into certain forward sales of boxed beef and boxed pork and forward purchases of cattle at fixed prices. The fixed price sales contracts lock in the proceeds from a sale in the future and the fixed cattle purchases lock in the cost. However, the cost of the livestock and the related boxed beef and pork market prices at the time of the sale or purchase could vary from this fixed price. As fixed forward sales of boxed beef and pork and forward purchases of cattle are entered into, to mitigate a portion of this risk we also enter into the appropriate number of livestock futures positions. Changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date, even though the economic impact of our fixed prices being above or below the market price is only realized at the time of sale or purchase. In connection with these livestock futures, we recorded realized and unrealized net gains of $25 million for the three months ended December 29, 2007, which included an unrealized pretax gain on open mark-to-market futures positions of approximately $4 million as of December 29, 2007. We recorded realized and unrealized net gains of $4 million for the three months ended December 30, 2006, related to livestock futures positions.

NOTE 4:  INVENTORIES

Processed products, livestock and supplies and other inventories are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead related to the purchase and production of inventories. Total inventory consists of the following (in millions):

	December 29, 2007	September 29, 2007
Processed products:
Weighted-average method - chicken and prepared foods	$780	$773
First-in, first-out method - beef and pork	479	514
Livestock - first-in, first-out method	659	637
Supplies and other - weighted-average method	332	314
Total inventory	$2,250	$2,238

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	December 29, 2007	September 29, 2007
Land	$107	$108
Buildings and leasehold improvements	2,472	2,465
Machinery and equipment	4,383	4,337
Land improvements and other	207	203
Buildings and equipment under construction	270	253
	7,439	7,366
Less accumulated depreciation	3,778	3,673
Net property, plant and equipment	$3,661	$3,693

NOTE 6:  OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	December 29, 2007	September 29, 2007
Accrued salaries, wages and benefits	$203	$249
Self-insurance reserves	260	259
Other	340	420
Total other current liabilities	$803	$928

NOTE 7:  COMMITMENTS

We guarantee debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to nine years, and the maximum potential amount of future payments as of December 29, 2007, was $71 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The terms of the lease maturities cover periods up to seven years. The maximum potential amount of the residual value guarantees is $55 million, of which $22 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At December 29, 2007, and September 29, 2007, no material liabilities for guarantees were recorded.

NOTE 8:  LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	December 29, 2007	September 29, 2007

Revolving credit facility	2010	$-	$-
Senior notes (rates ranging from 6.85% to 8.25%)	2010–2028	2,470	2,475
Lakeside term loan (5.82% effective rate at 12/29/07)	2009	25	25
Accounts receivable securitization (6.01%
effective rate at 12/29/07)	2008, 2010	147	213
Other	Various	64	66
Total debt		2,706	2,779
Less current debt		132	137
Total long-term debt		$2,574	$2,642

We have an unsecured revolving credit facility totaling $1.0 billion that supports short-term funding needs and letters of credit. The facility expires in September 2010. At December 29, 2007, we had outstanding letters of credit totaling $241 million, none of which were drawn upon, issued primarily in support of workers’ compensation insurance programs and derivative activities. The amount available under the unsecured revolving credit facility at December 29, 2007, was $759 million.

We have a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables, consisting of $375 million expiring in August 2008 and $375 million expiring in August 2010. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of our accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company. TRC has its own creditors entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC’s equity holder. At December 29, 2007, there was $73.5 million outstanding under the receivables purchase agreement expiring in August 2008 and $73.5 million under the agreement expiring in August 2010.

Our debt agreements contain various covenants, the most restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. We were in compliance with all covenants at December 29, 2007.

Tyson Fresh Meats, Inc., a wholly-owned subsidiary of the Company, has fully and unconditionally guaranteed $1.0 billion of senior unsecured notes due April 1, 2016. The following condensed consolidating financial information is provided for the Company, as issuer, and for TFM, as guarantor, as an alternative to providing separate financial statements for the guarantor.

The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); Tyson Fresh Meats, Inc. (TFM Parent); the Non-Guarantor Subsidiaries on a combined basis; the elimination entries necessary to consolidate the TFI Parent, TFM Parent and the Non-Guarantor Subsidiaries; and Tyson Foods, Inc. on a consolidated basis.

Condensed Consolidating Statement of Income for the three months ended December 29, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$12	$3,797	$3,166	$(209)	$6,766
Cost of Sales	(5)	3,751	2,924	(209)	6,461
	17	46	242	-	305
Operating Expenses:
Selling, general and administrative	25	45	145	-	215
Other charges	1	1	4	-	6
Operating Income (Loss)	(9)	-	93	-	84

Other (Income) Expense:
Interest expense, net	48	5	(2)	-	51
Other, net	(13)	(5)	(1)	-	(19)
Equity in net earnings of subsidiaries	(63)	(19)	-	82	-
	(28)	(19)	(3)	82	32

Income before Income Taxes	19	19	96	(82)	52
Income Tax Expense (Benefit)	(15)	-	33	-	18
Net Income	$34	$19	$63	$(82)	$34

Condensed Consolidating Statement of Income for the three months ended December 30, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$11	$3,738	$3,011	$(202)	$6,558
Cost of Sales	(31)	3,683	2,771	(202)	6,221
	42	55	240	-	337
Operating Expenses:
Selling, general and administrative	23	39	128	-	190
Other charges	1	1	-	-	2
Operating Income	18	15	112	-	145

Other (Income) Expense:
Interest expense, net	47	8	4	-	59
Other, net	-	(19)	19	-	-
Equity in net earnings of subsidiaries	(76)	(7)	-	83	-
	(29)	(18)	23	83	59

Income before Income Taxes	47	33	89	(83)	86
Income Tax Expense (Benefit)	(10)	9	30	-	29
Net Income	$57	$24	$59	$(83)	$57

Condensed Consolidating Balance Sheet as of December 29, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$4	$-	$51	$-	$55
Accounts receivable, net	1	561	1,498	(876)	1,184
Inventories	1	637	1,612	-	2,250
Other current assets	105	47	58	(58)	152
Total Current Assets	111	1,245	3,219	(934)	3,641
Net Property, Plant and Equipment	43	1,007	2,611	-	3,661
Goodwill	-	1,501	986	-	2,487
Intangible Assets	-	57	68	-	125
Other Assets	111	115	145	(35)	336
Investment in subsidiaries	8,309	1,011	-	(9,320)	-
Total Assets	$8,574	$4,936	$7,029	$(10,289)	$10,250
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$87	$-	$45	$-	$132
Trade accounts payable	18	603	571	-	1,192
Other current liabilities	1,107	124	506	(934)	803
Total Current Liabilities	1,212	727	1,122	(934)	2,127
Long-Term Debt	2,318	250	6	-	2,574
Deferred Income Taxes	-	72	303	(35)	340
Other Liabilities	292	106	59	-	457
Shareholders’ Equity	4,752	3,781	5,539	(9,320)	4,752
Total Liabilities and Shareholders’ Equity	$8,574	$4,936	$7,029	$(10,289)	$10,250

Condensed Consolidating Balance Sheet as of September 29, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$-	$39	$-	$42
Accounts receivable, net	1	557	1,461	(773)	1,246
Inventories	-	674	1,564	-	2,238
Other current assets	79	32	18	(59)	70
Total Current Assets	83	1,263	3,082	(832)	3,596
Net Property, Plant and Equipment	44	1,015	2,634	-	3,693
Goodwill	-	1,499	986	-	2,485
Intangible Assets	-	57	69	-	126
Other Assets	137	113	139	(62)	327
Investment in subsidiaries	8,243	976	-	(9,219)	-
Total Assets	$8,507	$4,923	$6,910	$(10,113)	$10,227
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$120	$-	$17	$-	$137
Trade accounts payable	79	517	454	-	1,050
Other current liabilities	1,008	143	609	(832)	928
Total Current Liabilities	1,207	660	1,080	(832)	2,115
Long-Term Debt	2,355	255	32	-	2,642
Deferred Income Taxes	-	168	261	(62)	367
Other Liabilities	214	94	64	-	372
Shareholders’ Equity	4,731	3,746	5,473	(9,219)	4,731
Total Liabilities and Shareholders’ Equity	$8,507	$4,923	$6,910	$(10,113)	$10,227

Condensed Consolidating Statement of Cash Flows for the three months ended December 29, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(19)	$29	$176	$-	$186
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	(27)	(73)	-	(100)
Proceeds from sale of investment	14	7	-	-	21
Proceeds from sale of marketable securities, net	-	-	1	-	1
Other, net	(9)	10	5	-	6
Cash Provided by (Used for) Investing Activities	5	(10)	(67)	-	(72)
Cash Flows From Financing Activities:
Net change in debt	(70)	(5)	1	-	(74)
Purchase of treasury shares	(4)	-	-	-	(4)
Dividends	(14)	-	-	-	(14)
Stock options exercised and other, net	-	(11)	-	-	(11)
Net change in intercompany balances	103	(3)	(100)	-	-
Cash Provided by (Used for) Financing Activities	15	(19)	(99)	-	(103)
Effect of Exchange Rate Change on Cash	-	-	2	-	2
Increase in Cash and Cash Equivalents	1	-	12	-	13
Cash and Cash Equivalents at Beginning of Period	3	-	39	-	42
Cash and Cash Equivalents at End of Period	$4	$-	$51	$-	$55

Condensed Consolidating Statement of Cash Flows for the three months ended December 30, 2006					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(91)	$210	$206	$-	$325
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(6)	(5)	(32)	-	(43)
Proceeds from sale of short-term investment	770	-	-	-	770
Proceeds from sale of marketable securities, net	-	-	4	-	4
Other, net	10	25	(26)	-	9
Cash Provided by (Used for) Investing Activities	774	20	(54)	-	740
Cash Flows From Financing Activities:
Net change in debt	(868)	-	(150)	-	(1,018)
Purchase of treasury shares	(24)	-	-	-	(24)
Dividends	(14)	-	-	-	(14)
Stock options exercised and other, net	19	(9)	(2)	-	8
Net change in intercompany balances	208	(221)	13	-	-
Cash Used for Financing Activities	(679)	(230)	(139)	-	(1,048)
Effect of Exchange Rate Change on Cash	-	-	-	-	-
Increase in Cash and Cash Equivalents	4	-	13	-	17
Cash and Cash Equivalents at Beginning of Period	2	1	25	-	28
Cash and Cash Equivalents at End of Period	$6	$1	$38	$-	$45

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

In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including us, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of our processing facilities. On May 9, 2002, the DOL filed a civil complaint styled Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. against us in the U.S. District Court for the Northern District of Alabama. The plaintiffs allege in the complaint that we violated the overtime provisions of the federal Fair Labor Standards Act at our chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor indicated in discovery the case seeks to require us to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, and an additional amount in unspecified liquidated damages and an injunction against future violations at that facility and all other chicken processing facilities we operate. We filed a motion for partial summary judgment on July 23, 2007, which was granted in part on January 22, 2008. Although no date has been set, the trial of this matter is likely to occur within the next year.

Several private lawsuits are pending against us alleging that we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the Fair Labor Standards Act. These lawsuits include M.H. Fox, et al. v. Tyson Foods, Inc. (Fox), filed on June 22, 1999, in the U.S. District Court for the Northern District of Alabama, and De Asencio v. Tyson Foods, Inc. (DeAsencio), filed on August 22, 2000, in the U.S. District Court for the Eastern District of Pennsylvania. Each of these matters involves similar allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. In Fox, the District Court denied class certification on November 16, 2006, and ordered the cases of the 10 named plaintiffs in the matter to proceed individually in the home jurisdictions of the named plaintiffs. Two of these cases were tried in November 2007 in Alabama with jury verdicts in favor of the plaintiffs. These cases are being appealed to the Eleventh Circuit Court of Appeals. In DeAsencio, plaintiffs appealed a jury verdict and final judgment entered in our favor on June 22, 2006, in the District Court. On September 7, 2007, the U.S. Court of Appeals for the Third Circuit reversed the jury verdict and remanded the case to the District Court for further proceedings. We sought rehearing en banc, which was denied by the Court of Appeals on October 5, 2007. Our petition for writ of certiorari is due to be filed in the United States Supreme Court by February 4, 2008.

In addition to Fox and DeAsencio, additional private lawsuits were filed against us since the beginning of fiscal 2007 which allege we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the Fair Labor Standards Act. These lawsuits are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S. Dist. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E. Dist. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W. Dist. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, March 5, 2007); and Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, May 23, 2007). Similar to Fox and DeAsencio, each of these matters involves allegations employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation. The motion for transfer was granted on August 17, 2007, and the cases listed above were transferred to the federal district court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (“MDL Proceedings”). On January 2, 2008, the Judge in the MDL Proceedings issued a Joint Scheduling and Case Management Order. The Order grants Conditional Class Certification and calls for notice to be given to potential putative class members via a third party administrator no later than 90 days from the date of the Court’s Order. The potential class members will have 60 days to “opt–in” to the class. The parties will then conduct discovery for a period of 240 days at no more than eight of our facilities. We presently intend to seek decertification of the class related to each of the eight facilities.

On November 21, 2002, 10 current and former hourly employees of a TFM case ready facility in Goodlettsville, Tennessee, filed a putative class action lawsuit styled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc. in the U.S. District Court for the Middle District of Tennessee against us claiming violations of the overtime provisions of the Fair Labor Standards Act by failing to pay employees for all hours worked. The suit further alleges employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period. Finally, the suit alleges we deduct 30 minutes per day from employees’ paychecks regardless of whether employees use a full 30-minute period for their meal. The plaintiffs seek a declaration that the defendants did not comply with the Fair Labor Standards Act, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs. On November 17, 2003, the District Court conditionally certified a collective action based on clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001. Approximately 573 current and former employees have opted into the class. On August 20, 2007, both parties filed motions for summary judgment. Trial was again rescheduled and is now set to begin on September 16, 2008.

NOTE 10: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for the pension and other postretirement benefit plans recognized in the Consolidated Condensed Statements of Income were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
Service cost	$1	$2	$-	$-
Interest cost	2	2	1	1
Amortization of prior service costs	-	-	-	(1)
Expected return on plan assets	(2)	(2)	-	-
Net periodic benefit cost	$1	$2	$1	$-

NOTE 11: INCOME TAXES

The effective tax rate for the first quarter of fiscal 2008 was 34.7%, as compared to 33.4% for the first quarter of fiscal 2007. The effective rate for the first quarter of fiscal 2008 was impacted by such items as state income taxes, general business credits, certain nondeductible and nontaxable items and composition of income and loss between domestic and foreign operations. On December 20, 2006, the President signed into law the Tax Relief and Health Care Act of 2006 which provided for the retroactive extension to December 31, 2007, of certain general business credits that expired on December 31, 2005. As a result, in the first quarter of fiscal 2007, we recognized $4 million of credits relating to fiscal 2006. On October 1, 2007, Mexico’s new IETU tax law was enacted and took effect on January 1, 2008. The enactment of this new law did not have a material impact on the first quarter of fiscal 2008 income tax provision.

At the beginning of fiscal 2008, we adopted FIN 48. See Note 1, “Accounting Policies” for the impact of the adoption.

At the beginning of fiscal 2008, our unrecognized tax benefits were $210 million. During the first quarter of fiscal 2008, the amount of unrecognized tax benefits decreased by approximately $18 million related to U.S. federal income tax settlements. There were no other material changes during the first quarter of fiscal 2008. The amount of unrecognized tax benefits, if recognized, that would affect our effective tax rate was $61 million at the beginning of fiscal 2008.

We classify interest and penalties on unrecognized tax benefits as income tax expense. At the beginning of fiscal 2008, before tax benefits, we had $70 million of accrued interest and penalties on unrecognized tax benefits.

Within the next twelve months from the date of adoption, tax audit resolutions could potentially reduce unrecognized tax benefits by approximately $50 million, either because tax positions are sustained on audit or because we agree to their disallowance. Of this amount, a payment of tax of $13 million was made during the first quarter of fiscal 2008. As of the beginning of fiscal 2008, we are subject to income tax examinations for U.S. federal income taxes for fiscal years 1998 through 2006, and for foreign, state and local income taxes for fiscal years 2001 through 2006.

NOTE 12:  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 29, 2007	December 30, 2006

Numerator:
Net income	$34	$57
Less Dividends:
Class A ($0.040/share/quarter)	11	11
Class B ($0.036/share/quarter)	3	3
Undistributed earnings	$20	$43

Class A undistributed earnings	16	34
Class B undistributed earnings	4	9
Total undistributed earnings	$20	$43

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	279	264
Class B weighted average shares, and shares under
if-converted method for diluted earnings per share	70	83
Effect of dilutive securities:
Stock options and restricted stock	6	6
Denominator for diluted earnings per share – adjusted
weighted average shares and assumed conversions	355	353

Class A Basic earnings per share	$0.10	$0.17
Class B Basic earnings per share	$0.09	$0.15
Diluted earnings per share	$0.10	$0.16

Approximately ten million and nine million of our option shares were antidilutive at December 29, 2007, and December 30, 2006, respectively, and were not included in the dilutive earnings per share calculation.

We have two classes of capital stock, Class A Common Stock (Class A stock) and Class B Common Stock (Class B stock). Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of cash dividends paid to holders of Class B stock cannot exceed 90% of the cash dividend paid to holders of Class A stock.

We allocate undistributed earnings based upon a 1 to 0.9 ratio per share to Class A stock and Class B stock, respectively. We allocate undistributed earnings based on this ratio due to historical dividend patterns, voting control of Class B stockholders and contractual limitations of dividends to Class B stock.

NOTE 13:  COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended
	December 29, 2007	December 30, 2006
Net income	$34	$57
Other comprehensive income (loss), net of tax:
Currency translation adjustment	5	6
Postretirement benefits reserves adjustments	(1)	-
Net hedging unrealized gain	7	20
Net hedging unrealized (gain) loss reclassified to cost of sales	(1)	4
Total comprehensive income	$44	$87

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended
	December 29, 2007	December 30, 2006
Income tax expense (benefit):
Postretirement benefits reserves adjustments	$1	$-
Net hedging unrealized gain	4	13
Net hedging unrealized (gain) loss reclassified to cost of sales	-	2
Total income tax expense	$5	$15

NOTE 14:  SEGMENT REPORTING

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

Information on segments and a reconciliation to income before income taxes are as follows, (in millions):

	Three Months Ended
	December 29, 2007	December 30, 2006
Sales:
Chicken	$2,098	$1,964
Beef	3,148	3,063
Pork	835	827
Prepared Foods	676	692
Other	9	12
Total Sales	$6,766	$6,558

Operating Income (Loss):
Chicken	$35	$73
Beef	(85)	(23)
Pork	76	39
Prepared Foods	32	31
Other	26	25
Total Operating Income	84	145

Other Expense	32	59

Income before Income Taxes	$52	$86

The Beef segment had sales of $28 million and $25 million in the first quarter of fiscal years 2008 and 2007, respectively, from transactions with other operating segments. The Pork segment had sales of $121 million and $126 million in the first quarter of fiscal years 2008 and 2007, respectively, from transactions with other operating segments. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

NOTE 15:  SUBSEQUENT EVENT

On January 25, 2008, we announced the decision to restructure operations at our Emporia, Kansas, beef plant. Beef slaughter operations are expected to cease during the second quarter of fiscal 2008. However, the facility will still be used as a cold storage and distribution warehouse and will process ground beef. In addition, the Emporia facility will help enhance efficiencies at some of our other plants by taking over the processing of certain commodity and specialty cuts, which have typically slowed production at those locations. This restructuring will result in the elimination of approximately 1,500 of the 2,400 jobs currently provided at the Emporia plant.

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

Overview
●	First quarter fiscal 2008 sales increased over $200 million, or 3.2%, compared to the same period last year.
●	Total debt outstanding at December 29, 2007, was reduced to $2.7 billion.
●	Chicken Segment – Operating income declined due largely to increased grain costs of $107 million, which was partially offset by an increase in average sales prices.
●

Beef Segment – Operating loss increased partially due to tight cattle supplies and industry overcapacity. Additionally, on January 25, 2008, we announced the restructuring of our Emporia, Kansas, beef plant, which includes ceasing that location’s slaughter operations.

●	Pork Segment – Operating margin improved due to record volume and lower average live hog costs.

in millions, except per share data	Three Months Ended
	December 29, 2007	December 30, 2006
Net income	$34	$57
Net earnings per diluted share	0.10	0.16

First quarter of fiscal 2008 – Net income includes the following items:
●	$18 million non-operating gain related to the sale of an investment.
●	$6 million of severance charges related to the FAST initiative.

Outlook

●

The commodity markets affecting our business are extremely volatile and fluctuating tremendously on a daily basis. For this reason, we have decided to temporarily withdraw our previously issued earnings guidance. In this erratic and unpredictable operating environment, it is virtually impossible to make meaningful earnings forecast assumptions.

●

Chicken – We anticipate an increase in grain costs for fiscal 2008 to exceed $500 million, as compared to fiscal 2007, which we will be working to mitigate primarily through price increases, as well as mix enhancements and overall operating performance.

●

Beef – While this segment faced a very difficult operating environment in the first quarter of fiscal 2008, we expect the second quarter of fiscal 2008 to improve as compared to the first quarter. However, we will continue to face a challenging environment until cattle supplies are more balanced with slaughter capacity.

●	Pork – In the second quarter of fiscal 2008, we expect hog supplies to remain adequate. This should enable us to operate at a high capacity utilization with good operating margins.
●	Prepared Foods – We expect to be in the normalized operating margin range in the second quarter of fiscal 2008.

Summary of Results

Sales

in millions	Three Months Ended
	December 29, 2007	December 30, 2006
Sales	$6,766	$6,558
Change in average sales price	6.4%
Change in sales volume	(3.0)%
Sales growth	3.2%

●

The improvement in sales was largely due to improved average sales prices, which accounted for an increase of approximately $390 million. The increased average sales prices were in response to higher raw material costs in the Chicken and Beef segments.

●

Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of approximately $182 million. The decrease was caused by the sale of two poultry production facilities in the third quarter of fiscal 2007, as well as a decrease in Beef volume partially related to tight cattle supplies.

Cost of Sales

in millions	Three Months Ended
	December 29, 2007	December 30, 2006
Cost of sales	$6,461	$6,221
Gross margin	305	337
Cost of sales as a percentage of sales	95.5%	94.9%

●	Cost of sales increased $240 million. Cost per pound contributed to a $409 million increase, offset partially by a decrease in sales volume reducing cost of sales $169 million.
	●	Increase in grain costs of $107 million.
	●	Increase in average domestic live cattle costs increased cost of sales by approximately $161 million.
	●	Decrease in Chicken segment sales volume decreased cost of sales by approximately $81 million related to the sale of two poultry production facilities in the third quarter of fiscal 2007.

Selling, General and Administrative

in millions	Three Months Ended
	December 29, 2007	December 30, 2006
Selling, general and administrative expenses	$215	$190
As a percentage of sales	3.2%	2.9%

●	Increase of $16 million related to advertising and sales promotions.
●	Increase of $5 million related to less favorable investment returns on company-owned life insurance.

Other Charges

in millions	Three Months Ended
	December 29, 2007	December 30, 2006
Other charges	$6	$2

●	First quarter of fiscal 2008 – Includes $6 million of severance charges related to the FAST initiative.

Interest Expense

in millions	Three Months Ended
	December 29, 2007	December 30, 2006
Interest expense	$53	$61
Average borrowing rate	7.3%	7.4%
Change in average weekly debt	(10.8)%

Other Income

in millions	Three Months Ended
	December 29, 2007	December 30, 2006
Other income	$19	$-

●	First quarter of fiscal 2008 – Includes $18 million non-operating gain related to the sale of an investment.

Effective Tax Rate

	Three Months Ended
	December 29, 2007	December 30, 2006
Effective tax rate	34.7%	33.4%

●	First quarter of fiscal 2008 effective tax rate was -
	●	reduced by general business credits;
	●	reduced by certain nontaxable income items;
	●	increased by certain nondeductible expense items; and
	●	increased by the composition of income and loss between domestic and foreign operations.

●	First quarter of fiscal 2007 effective tax rate was -
	●	reduced by the Extraterritorial Income Exclusion benefit;
	●	reduced by Domestic Production Deduction;
	●	reduced by general business credits;
	●	reduced by recognition of $4 million of expired credits relating to fiscal 2006 due to the retroactive extension enacted in the first quarter of fiscal 2007; and
	●	increased by certain nondeductible expense items.

Segment Results

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and segment profit (loss), which we measure at the operating income (loss) level.

in millions	Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Chicken	$2,098	$1,964	$35	$73
Beef	3,148	3,063	(85)	(23)
Pork	835	827	76	39
Prepared Foods	676	692	32	31
Other	9	12	26	25
Total	$6,766	$6,558	$84	$145

Chicken Segment Results

in millions	Three Months Ended
	December 29, 2007	December 30, 2006	Change
Sales	$2,098	$1,964	$134
Sales Volume Change			(8.0)%
Average Sales Price Change			16.1%

Operating Income	$35	$73	$(38)
Operating Margin	1.7%	3.7%

●

Sales and Operating Income –Sales and operating income were impacted positively by improved average sales prices, partially offset by decreased sales volume as a result of the sale of two poultry plants in the third quarter of fiscal 2007. Operating income was adversely impacted by increased grain costs of $107 million, as compared to the same period for fiscal 2007.

Beef Segment Results

in millions	Three Months Ended
	December 29, 2007	December 30, 2006	Change
Sales	$3,148	$3,063	$85
Sales Volume Change			(2.3)%
Average Sales Price Change			5.2%

Operating Loss	$(85)	$(23)	$(62)
Operating Margin	(2.7)%	(0.8)%

●	Sales and Operating Loss – Operating results were negatively impacted by higher average live prices and operating cost inefficiencies, partially offset by increased average sales prices.

Pork Segment Results

in millions	Three Months Ended
	December 29, 2007	December 30, 2006	Change
Sales	$835	$827	$8
Sales Volume Change			6.7%
Average Sales Price Change			(5.3)%

Operating Income	$76	$39	$37
Operating Margin	9.1%	4.7%

●

Sales and Operating Income – Operating results were impacted positively by lower average live prices, partially offset by lower average sales prices. Operating results were also positively impacted by strong export sales, which led to increased sales volume.

Prepared Foods Segment Results

in millions	Three Months Ended
	December 29, 2007	December 30, 2006	Change
Sales	$676	$692	$(16)
Sales Volume Change			(1.5)%
Average Sales Price Change			(0.9)%

Operating Income	$32	$31	$1
Operating Margin	4.7%	4.5%

●	Sales and Operating Income – Operating results were positively impacted by lower raw material costs. This included lower pork costs, which was offset by higher grain inputs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs for operations growth and capital expenditures are expected to be met through cash flows provided by operating activities, as well as short-term borrowings.

Cash Flows from Operating Activities

in millions	Three Months Ended
	December 29, 2007	December 30, 2006
Net income	$34	$57
Non-cash items in net income:
Depreciation and amortization	127	128
Deferred taxes and other, net	(34)	75
Net cash provided by operating activities
before changes in working capital	127	260
Changes in working capital	59	65
Net cash provided by operating activities	$186	$325

Net cash provided by operating activities before changes in working capital represents net income adjusted for non-cash income and expenses. Additionally, this amount represents net cash provided by operating activities prior to changes in assets and liabilities associated with operations.

Changes in working capital:
●

December 29, 2007 – Operating cash flows increased due to higher accounts payable and lower accounts receivable balances, partially offset by lower accrued salaries and wages, interest payable and derivative-related balances.

●	December 30, 2006 – Operating cash flows increased due to higher accounts payable balance, partially offset by a lower interest payable balance.

Cash Flows from Investing Activities

in millions	Three Months Ended
	December 29, 2007	December 30, 2006
Additions to property, plant and equipment	$(100)	$(43)
Proceeds from sale of property, plant and equipment	10	2
Proceeds from sale of investment	21	-
Proceeds from sale of marketable securities, net	1	4
Proceeds from sale of short-term investment	-	770
Other, net	(4)	7
Net cash provided by (used for) investing activities	$(72)	$740

●	Expenditures for property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.
	●	Capital spending for fiscal 2008 is expected to be between $425 million and $475 million.
●

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

●

In the first quarter of fiscal 2007, we used proceeds from sale of the short-term investment to repay our outstanding $750 million 7.25% Notes due October 1, 2006. The short-term investment was purchased in fiscal 2006 with proceeds from $1.0 billion of senior unsecured notes maturing on April 1, 2016 (2016 Notes). The short-term investment was held in an interest bearing account with a trustee.

●

We continue to evaluate additional international and domestic growth opportunities. We are working to complete potentially three integrated poultry joint ventures in Asia, as well as an integrated poultry deal in Brazil. We expect to complete three of these transactions during fiscal 2008.

Cash Flows from Financing Activities

in millions	Three Months Ended
	December 29, 2007	December 30, 2006
Net payments on revolving credit facilities	$(66)	$(108)
Payments on debt	(11)	(910)
Proceeds from borrowings of debt	3	-
Purchases of treasury shares	(4)	(24)
Dividends	(14)	(14)
Decrease in negative book cash balances	(13)	(4)
Stock options exercised and other, net	2	12
Net cash used for financing activities	$(103)	$(1,048)

●	Net payments on revolving credit facilities primarily include activity related to the accounts receivable securitization.
●

In the first quarter of fiscal 2007, we used proceeds from sale of the short-term investment to repay our outstanding $750 million 7.25% Notes due October 1, 2006. In addition, we used cash from operations to reduce the amount outstanding under the Lakeside term loan by $150 million.

●	We expect to use cash from operations or short-term borrowings to repay our short-term debt.

Liquidity

in millions
			Outstanding
			Letters of
		Facility	Credit (no	Amount	Amount
	Expiration Date	Amount	draw downs)	Borrowed	Available
Revolving credit facility	September 2010	$1,000	$241	$-	$759
Receivables purchase agreement	Aug 2008, Aug 2010	750	-	147	603
Unused borrowing capacity					$1,362

●

The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs and derivative activities.

●	The receivables purchase agreement allows us to sell up to $750 million of trade receivables, consisting of $375 million expiring in August 2008 and $375 million expiring in August 2010.
●	Our current ratio was 1.71 to 1 and 1.70 to 1 at December 29, 2007, and September 29, 2007, respectively.

Capitalization

in millions
	December 29, 2007	September 29, 2007
Debt securities	$2,470	$2,475
Term loan	25	25
Other indebtedness	211	279
Total Debt	2,706	2,779

Total Equity	4,752	4,731

Debt to Capitalization Ratio	36.3%	37.0%

Credit Ratings

S&P currently rates the 2016 Notes “BBB-,” with a negative outlook. Moody’s currently rates this debt “Ba1,” with a negative outlook. The pretax impact to earnings of a downgrade would be approximately $4 million annually, per ratings level reduction, of which $2.5 million would be related to increased interest expense on the 2016 Notes.

Debt Covenants

Our debt covenants contain various covenants, the most restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. We were in compliance with all covenants at December 29, 2007.

CONTRACTUAL OBLIGATIONS

Contractual obligations at December 29, 2007, have not materially changed from the amounts disclosed in our Annual Report on Form 10-K for the year ended September 29, 2007. However, we adopted Financial Accounting Standards Board (FASB)

Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48) at the beginning of fiscal 2008. As a result of the adoption of FIN 48, we have unrecognized tax benefits of $192 million at December 29, 2007. See Note 1, “Accounting Policies” in the Notes to Consolidated Condensed Financial Statements for additional information related to the adoption of FIN 48.

RECENTLY ADOPTED ACCOUNTING PRONOUNCMENTS

In June 2006, the FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 at the beginning of fiscal 2008. See Note 1, “Accounting Policies” for the impact of the adoption of FIN 48.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS No. 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The impact of SFAS No. 160 will not have a material impact on our current Consolidated Condensed Financial Statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; therefore, we expect to adopt SFAS No. 160 at the beginning of fiscal 2010.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; therefore, we expect to adopt SFAS No. 141R for any business combinations entered into beginning in fiscal 2010.

CRITICAL ACCOUNTING ESTIMATES

We consider accounting policies related to: contingent liabilities; marketing and advertising costs; accrued self insurance; impairment of long-lived assets; impairment of goodwill and other intangible assets; and income taxes to be critical policies. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 29, 2007.

While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and fair value of other intangible assets, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate the fair value of the reporting units, we may be required to perform the second step of our goodwill impairment analysis, which could result in a material impairment.

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

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (ii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iii) successful rationalization of existing facilities and operating efficiencies of the facilities; (iv) risks associated with our commodity trading risk management activities; (v) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vi) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (vii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) changes in consumer preference and diets and our ability to identify and react to consumer trends; (x) significant marketing plan changes by large customers or loss of one or more large customers; (xi) adverse results from litigation; (xii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiii) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws and occupational, health and safety laws; (xiv) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xv) effectiveness of advertising and marketing programs; (xvi) the effect of, or changes in, general economic conditions; and (xvii) those factors listed under Item 1A. “Risk Factors” included in our September 29, 2007, Annual Report filed on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Market risk relating to our operations results primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address certain of these risks, we enter into various derivative transactions as described below. If a derivative instrument is accounted for as a hedge, as defined by SFAS No. 133, as amended, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value, as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, is recognized immediately. Additionally, we hold certain positions, primarily in grain and livestock futures that either do not meet the criteria for hedge accounting or are not designated as hedges. These positions are marked to market, and the unrealized gains and losses are reported in earnings at each reporting date. The changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales. The changes in market value of derivatives used in our risk management activities surrounding forward sales contracts are recorded in sales.

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

Commodities Risk: We purchase certain commodities, such as grains, livestock and natural gas in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 29, 2007, and September 29, 2007, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The following sensitivity analysis reflects the impact on earnings for changes in the fair value of open positions.

Effect of 10% change in fair value		in millions
	December 29, 2007	September 29, 2007
Livestock:
Cattle	$18	$33
Hogs	37	64

Grain	29	9
Natural Gas	1	2

Interest Rate Risk: At December 29, 2007, we had fixed-rate debt of $2.5 billion with a weighted average interest rate of 7.5%. We have exposure to changes in interest rates on this fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $48 million at December 29, 2007, and $58 million at September 29, 2007. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

At December 29, 2007, we had variable rate debt of $211 million with a weighted average interest rate of 5.8%. A hypothetical 10% increase in interest rates effective at December 29, 2007, and September 29, 2007, would have a minimal effect on interest expense.

Foreign Currency Risk: We have non-cash foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at December 29, 2007, and September 29, 2007, would have a minimal effect on pretax income.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2007 Annual Report filed on Form 10-K, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2007 Annual Report.

Item 4. Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 29, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

In the first quarter ended December 29, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to the discussion of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 9: Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

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

On January 9, 2003, we received a notice of liability letter from Union Pacific Railroad Company relating to our alleged contributions of waste oil to the Double Eagle Refinery Superfund Site in Oklahoma City, Oklahoma. On August 22, 2006, the United States and the State of Oklahoma filed a lawsuit styled United States of America, et al. v. Union Pacific Railroad Co. against Union Pacific in the U. S. District Court for the Western District of Oklahoma seeking more than $22 million to remediate the Double Eagle site. We joined a “potentially responsible parties” group on October 31, 2006, which is in settlement discussions with the United States and the State of Oklahoma. We have paid $625,586 into escrow towards the settlement of the matter. Our participation in this group should prevent us from having to pay more than such amount or being sued for contribution by Union Pacific.

On June 19, 2005, the Attorney General of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and several other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts state and federal causes of action for alleged pollution to the Illinois River Watershed from the land application of poultry litter by the defendants and certain contract growers who are not named in the complaint. The Attorney General seeks injunctive relief and compensatory and punitive damages. We and the other defendants have filed answers and motions to dismiss several of the claims, as well as a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the Attorney General’s complaint. We have also asserted various defenses to claims asserted in the Attorney General’s complaint. On November 14, 2007, the Attorney General filed a motion requesting a preliminary injunction to halt poultry litter land application in the Illinois River Watershed. We dispute the allegations within the motion and believe we have substantial defenses to the claims made. An evidentiary hearing on the preliminary injunction is set for February 19, 2008. Discovery in the main case must be completed by July 1, 2008, and trial is scheduled for January 2009.

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

In July 2002, certain cattle producers filed a lawsuit styled Herman Schumacher, et al. vs. Tyson Fresh Meats, Inc., et al. in the U.S. District Court for the District of South Dakota seeking certification of a class of cattle producers and naming as defendants our subsidiary TFM and three other beef packers. The plaintiffs allege that in 2001, during the first six weeks the USDA began its mandatory price reporting program, defendants knowingly used the inaccurate boxed beef cutout prices (cutout prices are determined by the USDA through a formula that averages the prices of the various box beef cuts reported by all packers) calculated and published by the USDA to negotiate the purchase of fed cattle from plaintiffs at prices substantially lower than would have been economically justified had plaintiffs known the accurate higher cutout prices. Plaintiffs contend defendants’ conduct constituted an unfair or deceptive practice or was engaged in for the purpose or with the effect of manipulating or controlling prices in violation of the Packers and Stockyards Act (PSA), 7 U.S.C. §192. The USDA stated that, during the period in question, the beef packers correctly reported beef sales information to the USDA and TFM believes it acted appropriately in its dealings with cattle producers. Trial in this matter commenced on March 31, 2006, and a jury verdict was returned against TFM and two of the other three defendants. The verdict against Tyson was for $4,000,000. On February 15, 2007, the District Court entered judgment against TFM and the other defendants. On March 12, 2007, TFM filed its Notice of Appeal to the United States Court of Appeals for the Eighth Circuit. On January 29, 2008, the Circuit Court of Appeals ruled that that plaintiffs had failed to prove the defendants intended to manipulate or control the prices for live cattle. The Circuit Court also noted that the plaintiffs failed to show the defendants knew or should have known of the USDA error, or that the defendants had any duty to inform the plaintiffs of the error. The Circuit Court reversed the District Court’s judgment and directed the District Court to enter judgment in favor of TFM and the other defendants.

On January 12, 2006, the Delaware Chancery Court consolidated two previously filed lawsuits and captioned the consolidated action In re Tyson Foods, Inc. Consolidated Shareholder’s Litigation. The defendants in the consolidated complaint are the Tyson Limited Partnership and certain present and former directors of the Company. We are also named as a nominal defendant; however, no relief is sought against us. The lawsuit consists of various derivative claims alleging that the defendants breached their fiduciary duties in connection with the approval of certain consulting contracts for Don Tyson in 2001 and 2004 and Robert Peterson in 2001; the approval and alleged inadequate disclosure during 2001-2004 of certain executive compensation provided; the approval of certain stock option grants in 1999, 2001 and 2003 which were allegedly "timed" to precede favorable announcements; and related-party transactions that were allegedly unfair and allegedly not reviewed or inadequately reviewed by independent directors. The consolidated complaint also asserts, among other things, an additional derivative claim related to defendants’ alleged breach of a 1997 settlement agreement in Herbets v. Tyson, et al., a derivative claim for contempt of the court’s final order in Herbets v. Tyson, et al., and a derivative claim for unjust enrichment pertaining to the other alleged claims. In addition, the consolidated complaint contains a putative class action claim that our 2004 proxy statement contained misrepresentations regarding certain executive compensation. On March 2, 2006, the defendants filed a Motion to Dismiss the consolidated complaint. On February 6, 2007, the court entered an order granting in part and denying in part the defendants’ motion, including dismissing in whole the claims pertaining to the consulting contracts, contempt of the court’s final order in Herbets v. Tyson, et al., and the putative class action claim, and dismissing in part certain of plaintiffs' claims regarding the approval and disclosure of executive compensation and the related-party transactions, but declining to dismiss the remaining claims. On May 16, 2007 the outside director defendants filed a motion for judgment on the pleadings regarding the count dealing with option grants. The court denied the outside directors motion on August 15, 2007. On January 18, 2008, the parties entered into a settlement of the matter which provided for, among other things, a payment to us by Don Tyson and the Tyson Limited Partnership of $4.5 million and the implementation by us of certain governance measures. The plaintiffs are also seeking $3 million from us to cover their attorneys’ fees and expenses related to this case. We presently intend to contest this requested fee award. The settlement was filed with the court, which is expected to issue a scheduling order after which time our shareholders will be formally notified and given the opportunity to submit any objections. This will be followed by a settlement hearing which is scheduled to be held April 8, 2008.

We currently have pending seven separate wage and hour actions involving TFM’s plants located in Lexington, Nebraska (Dimas Lopez, et al. v. Tyson Foods, Inc., District of Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Adelina Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., District of Kansas, May 15, 2006), Denison and Storm Lake, Iowa (Sharp, et al. v. Tyson Foods, Inc., (W.D. Iowa, February 6, 2007), Boise, Idaho (Miguel Victorio, et al. v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc, S.D. Idaho, September 11, 2007), and Columbus Junction, Iowa (Gary Ray Robinson, et al. v. Tyson Foods, Inc., d/b/a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007) , Joslin, Illinois (John Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008) and Dakota City, Nebraska (Jose A. Gomez, et al. v. Tyson Foods, Inc., District of Nebraska, January 16, 2008). The actions allege TFM failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. TFM filed a motion for partial summary judgment in Garcia, based upon an injunction entered in Reich v. IBP, which outlined the types of activities at issue here that are compensable. The District Court of Kansas denied the motion, and TFM appealed to the Tenth Circuit Court of Appeals, arguing that the District Court’s ruling had the effect of improperly modifying the injunction.

On April 2, 2002, four former employees of our Shelbyville, Tennessee, chicken processing plant filed a putative class action complaint styled Trollinger et al. v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Tennessee against us alleging that we, in conjunction with employment agencies and recruiters, engaged in a scheme to hire illegal immigrant workers in 15 of its processing plants to depress wages paid to hourly wage employees at those plants in violation of the federal Racketeer Influenced and Corrupt Practices Act (RICO). On July 16, 2002, the District Court dismissed the case. Following appeal, on June 3, 2004 the Sixth Circuit Court of Appeals reversed the District Court’s dismissal decision and remanded the case for further proceedings. Discovery has been on-going since September 2004. In June 2005, plaintiffs filed a second amended complaint which included different plaintiffs, narrowed the list of plants at issue to eight and added an allegation that we conspired with certain Hispanic civil rights groups to hire illegal immigrant workers. In addition, the second amended complaint added as defendants John Tyson, Richard Bond, Greg Lee, Archibald Schaffer III, Kenneth Kimbro, Karen Percival, Tim McCoy and Ahrazue Wilt, all of whom are current or former officers or managers of the Company. On August 5, 2005, plaintiffs sought certification of a putative class of all hourly wage employees at the eight Company plants since 1998 who were legally authorized to be employed in the United States. On October 10, 2006, the District Court granted plaintiffs’ motion for class certification. On October 24, 2006, defendants filed with the Sixth Circuit Court of Appeals a petition for interlocutory review of the District Court’s class certification decision. That petition is pending. The Court is presently considering a Summary Judgment Motion filed on behalf of all defendants. A trial date of March 3, 2008, has been set by the District Court.

In November 2006, the Audit Committee of our Board of Directors engaged outside counsel to conduct a review of certain payments that had been made by one of our subsidiaries in Mexico, including payments to individuals employed by Mexican governmental bodies. The payments were discontinued in November 2006. Although the review process is ongoing, we believe the amount of these payments is immaterial, and we do not expect any material impact to our financial statements. We have contacted the Securities and Exchange Commission and the U.S. Department of Justice to inform them of our review and preliminary findings, and intend to cooperate fully with these governmental authorities.

Other Matters: We have approximately 104,000 employees and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.

Item 1A. Risk Factors

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended September 29, 2007, should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations. These risks are not the only risks we face. Additional risks and uncertainties not currently known or we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding our purchases of Class A stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
Sept. 30 to
Oct. 27, 2007	99,808	$17.83	-	22,474,439
Oct. 28 to
Dec. 1, 2007	86,054	15.08	-	22,474,439
Dec. 2 to
Dec. 29, 2007	89,719	14.96	-	22,474,439
Total	(2) 275,581	$16.03	-	22,474,439

(1)

On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

We purchased 275,581 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain company obligations under our equity compensation plans. These transactions included 171,045 shares purchased in open market transactions and 104,536 shares withheld to cover required tax withholdings on the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description
10.1	Executive Employment Agreement between the Company and Donald J. Smith, dated May 24, 2007.

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 1, 2008	/s/ Wade Miquelon
Wade Miquelon
Executive Vice President,
Chief Financial Officer

Date: February 1, 2008	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer