Form 10-Q
period 2008-03-29
TYSON FOODS INC
filed 2008-05-02
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 29, 2008.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	285,074,786
Class B Common Stock, $0.10 Par Value (Class B stock)	70,021,155

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Sales	$6,612	$6,501	$13,378	$13,059
Cost of Sales	6,306	6,138	12,767	12,359
	306	363	611	700

Selling, General and Administrative	232	205	447	395
Other Charges	30	-	36	2

Operating Income	44	158	128	303
Other (Income) Expense:
Interest income	(2)	(2)	(4)	(4)
Interest expense	55	58	108	119
Other, net	(1)	(5)	(20)	(5)
	52	51	84	110

Income (Loss) before Income Taxes	(8)	107	44	193
Income Tax Expense (Benefit)	(3)	39	15	68
Net Income (Loss)	$(5)	$68	$29	$125

Weighted Average Shares Outstanding:
Class A Basic	280	271	280	268
Class B Basic	70	77	70	80
Diluted	350	354	355	354

Earnings (Loss) Per Share:
Class A Basic	$(0.02)	$0.20	$0.08	$0.37
Class B Basic	$(0.01)	$0.18	$0.08	$0.33
Diluted	$(0.02)	$0.19	$0.08	$0.35

Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.080	$0.080
Class B	$0.036	$0.036	$0.072	$0.072

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)

	(Unaudited) March 29, 2008	September 29, 2007
Assets
Current Assets:
Cash and cash equivalents	$53	$42
Accounts receivable, net	1,074	1,246
Inventories	2,439	2,238
Other current assets	213	70
Total Current Assets	3,779	3,596
Net Property, Plant and Equipment	3,615	3,693
Goodwill	2,487	2,485
Intangible Assets	125	126
Other Assets	361	327
Total Assets	$10,367	$10,227

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$265	$137
Trade accounts payable	1,014	1,050
Other current liabilities	830	928
Total Current Liabilities	2,109	2,115
Long-Term Debt	2,689	2,642
Deferred Income Taxes	361	367
Other Liabilities	454	372
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 300 million shares at March 29, 2008,
and September 29, 2007	30	30
Class B-authorized 900 million shares:
issued 70 million shares at March 29, 2008,
and September 29, 2007	7	7
Capital in excess of par value	1,891	1,877
Retained earnings	2,977	2,993
Accumulated other comprehensive income	81	50
	4,986	4,957
Less treasury stock, at cost-
15 million shares at March 29, 2008,
and 14 million shares at September 29, 2007	232	226
Total Shareholders’ Equity	4,754	4,731
Total Liabilities and Shareholders’ Equity	$10,367	$10,227

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	March 29, 2008	March 31, 2007
Cash Flows From Operating Activities:
Net income	$29	$125
Depreciation and amortization	251	256
Deferred income taxes and other, net	33	52
Net changes in working capital	(169)	(90)
Cash Provided by Operating Activities	144	343

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(210)	(94)
Proceeds from sale of property, plant and equipment	19	8
Proceeds from sale of investment	21	-
Proceeds from sale of marketable securities	63	79
Purchases of marketable securities	(83)	(79)
Proceeds from sale of short-term investment	-	770
Other, net	-	6
Cash Provided by (Used for) Investing Activities	(190)	690

Cash Flows From Financing Activities:
Net borrowings (payments) on revolving credit facilities	195	(94)
Payments on debt	(31)	(949)
Proceeds from borrowings of debt	3	-
Purchases of treasury shares	(16)	(38)
Dividends	(28)	(28)
Increase (decrease) in negative book cash balances	(73)	46
Stock options exercised and other, net	4	33
Cash Provided by (Used for) Financing Activities	54	(1,030)

Effect of Exchange Rate Change on Cash	3	3

Increase in Cash and Cash Equivalents	11	6
Cash and Cash Equivalents at Beginning of Year	42	28
Cash and Cash Equivalents at End of Period	$53	$34

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:  ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (collectively, "the Company," "we," "us" or "our"). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended September 29, 2007. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe the accompanying consolidated condensed financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly our financial position as of March 29, 2008, the results of operations for the three and six months ended and cash flows for the six months ended March 29, 2008, and March 31, 2007. Results of operations and cash flows are not necessarily indicative of results to be expected for the full year.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and financial liabilities at fair value. SFAS No. 157 and SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, we expect to adopt SFAS No. 157 and SFAS No. 159 at the beginning of fiscal 2009 for financial assets and financial liabilities. In accordance with FASB Staff Position 157-2, we will begin measuring the fair value of nonfinancial assets and nonfinancial liabilities at the beginning of fiscal 2010. We are in process of evaluating the potential impacts of SFAS No. 157 and SFAS No. 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS No. 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The impact of SFAS No. 160 will not have a material impact on our current Consolidated Condensed Financial Statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; therefore, we expect to adopt SFAS No. 160 at the beginning of fiscal 2010.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 establishes enhanced disclosure requirements about: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; therefore, we expect to adopt SFAS No. 161 in the first quarter of fiscal 2010.

NOTE 2:  DISPOSITIONS AND OTHER CHARGES

On February 29, 2008, we announced discontinuation of an existing product line and closing of one of our three poultry plants in Wilkesboro, North Carolina. The Wilkesboro Cooked Products plant ceased operations in April 2008. The closure resulted in elimination of approximately 400 jobs. In the second quarter of fiscal 2008, we recorded charges of $13 million for estimated impairment charges. This amount is reflected in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Other Charges. No material adjustments to the accrual are anticipated.

On January 25, 2008, we announced the decision to restructure operations at our Emporia, Kansas, beef plant. Beef slaughter operations ceased during the second quarter of fiscal 2008. However, the facility will still be used to process certain commodity, specialty cuts and ground beef, as well as a cold storage and distribution warehouse. This restructuring resulted in elimination of approximately 1,700 jobs at the Emporia plant. In the second quarter of fiscal 2008, we recorded charges of $10 million for estimated impairment charges and $7 million of other closing costs, consisting of $6 million for employee termination benefits and $1 million in other plant-closing related liabilities. These amounts were reflected in the Beef segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Other Charges. As of March 29, 2008, $6 million of other closing costs had been paid. No material adjustments to the accrual are anticipated.

In the first quarter of fiscal 2008, we recorded an $18 million non-operating gain as the result of a private equity firm’s purchase of a technology company in which we held a minority interest. This gain was recorded in Other Income in the Consolidated Condensed Statements of Operations.

In the first quarter of fiscal 2008, management approved plans for implementation of certain recommendations resulting from the previously announced FAST initiative, which was focused on process improvement and efficiency creation. As a result, in the first quarter of fiscal 2008, we recorded charges of $6 million related to employee termination benefits resulting from termination of approximately 200 employees. Of these charges, $2 million, $2 million, $1 million and $1 million, respectively, were recorded in the Chicken, Beef, Pork and Prepared Foods segments’ Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Other Charges. As of March 29, 2008, $3 million of employee termination benefits had been paid. No material adjustments to the accrual are anticipated.

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

We had derivative related balances of $56 million and $16 million recorded in other current assets at March 29, 2008, and September 29, 2007, respectively, and $1 million and $48 million in other current liabilities at March 29, 2008, and September 29, 2007, respectively.

Cash flow hedges: We use derivatives as a tool to help manage the financial and commodity market risks of our business operations. Derivative products, such as futures and options, are designated to be a hedge against changes in the amount of future cash flows related to commodities procurement.

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income in Shareholders’ Equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges, when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. Ineffectiveness related to our cash flow hedges was not significant during the three and six months ended March 29, 2008, and March 31, 2007.

Derivative products related to grain procurement that meet the criteria for hedge accounting and are so designated, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement. We do not purchase derivative products related to grain procurement in excess of our physical grain consumption requirements. Related to grain hedges, there were $18 million of net gains recorded in accumulated other comprehensive income at March 29, 2008. These gains will be recognized within the next 12 months. Of these gains, the portion resulting from our open hedge positions was a net gain of $6 million as of March 29, 2008.

Fair value hedges: We designate certain futures contracts as fair value hedges of firm commitments to purchase market hogs for slaughter and natural gas for the operation of our plants. From time to time, we also enter into foreign currency forward contracts to hedge changes in the fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies. The fair value of the foreign exchange contracts was not significant as of March 29, 2008, and September 29, 2007. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness related to fair value hedges was not significant during the three and six months ended March 29, 2008, and March 31, 2007.

Undesignated positions: We hold positions as part of our risk management activities, primarily futures and options for grains, livestock and natural gas, for which we do not apply hedge accounting, but instead mark these positions to fair value through earnings at each reporting date. We generally do not enter into undesignated positions beyond 18 months. Related to grain positions for which we did not apply hedge accounting, we recognized pretax net gains of approximately $41 million and $72 million in cost of sales for the three and six months ended March 29, 2008, respectively, which included an unrealized pretax gain on open mark-to-market futures positions of approximately $25 million as of March 29, 2008. We recognized pretax net gains of $26 million and $67 million for the three and six months ended March 31, 2007, respectively.

We enter into certain forward sales of boxed beef and boxed pork and forward purchases of cattle at fixed prices. The fixed price sales contracts lock in the proceeds from a sale in the future and the fixed cattle purchases lock in the cost. However, the cost of the livestock and the related boxed beef and pork market prices at the time of the sale or purchase could vary from this fixed price. As we enter into fixed forward sales of boxed beef and pork and forward purchases of cattle, we also enter into the appropriate number of livestock futures positions to mitigate a portion of this risk. Changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date, even though the economic impact of our fixed prices being above or below the market price is only realized at the time of sale or purchase. In connection with these livestock futures, we recorded realized and unrealized net gains of $42 million and $67 million for the three and six months ended March 29, 2008, respectively, which included an unrealized pretax gain on open mark-to-market futures positions of approximately $16 million as of March 29, 2008. We recorded realized and unrealized net losses of $14 million and $10 million for the three and six months ended March 31, 2007, respectively.

NOTE 4:  INVENTORIES

Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchases, growout (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead related to the purchase and production of inventories. Total inventory consists of the following (in millions):

	March 29, 2008	September 29, 2007
Processed products:
Weighted-average method - chicken and prepared foods	$866	$773
First-in, first-out method - beef and pork	518	514
Livestock - first-in, first-out method	699	637
Supplies and other - weighted-average method	356	314
Total inventory	$2,439	$2,238

NOTE 5:   PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	March 29, 2008	September 29, 2007
Land	$107	$108
Buildings and leasehold improvements	2,479	2,465
Machinery and equipment	4,386	4,337
Land improvements and other	209	203
Buildings and equipment under construction	304	253
	7,485	7,366
Less accumulated depreciation	3,870	3,673
Net property, plant and equipment	$3,615	$3,693

NOTE 6:   OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	March 29, 2008	September 29, 2007
Self-insurance reserves	$235	$259
Accrued salaries, wages and benefits	227	249
Other	368	420
Total other current liabilities	$830	$928

NOTE 7:  COMMITMENTS

We guarantee debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to nine years, and the maximum potential amount of future payments as of March 29, 2008, was $69 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The terms of the lease maturities cover periods up to seven years. The maximum potential amount of the residual value guarantees is $54 million, of which $21 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At March 29, 2008, and September 29, 2007, no material liabilities for guarantees were recorded.

NOTE 8:   LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	March 29, 2008	September 29, 2007

Revolving credit facility	2010	$-	$-
Senior notes (rates ranging from 6.85% to 8.25%)	2010–2028	2,455	2,475
Lakeside term loan (3.68% effective rate at 3/29/08)	2009	25	25
Accounts receivable securitization (3.76%
effective rate at 3/29/08)	2008, 2010	408	213
Other	Various	66	66
Total debt		2,954	2,779
Less current debt		265	137
Total long-term debt		$2,689	$2,642

We have an unsecured revolving credit facility totaling $1.0 billion that supports short-term funding needs and letters of credit. The facility expires in September 2010. At March 29, 2008, we had outstanding letters of credit totaling $275 million, none of which were drawn upon, issued primarily in support of workers’ compensation insurance programs and derivative activities. The amount available as of March 29, 2008, was $725 million.

We have a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables consisting of $375 million expiring in August 2008 and $375 million expiring in August 2010. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of our accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company. TRC has its own creditors entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC’s equity holder. At March 29, 2008, there was $204 million outstanding under the receivables purchase agreement expiring in August 2008 and $204 million under the agreement expiring in August 2010.

Our debt agreements contain various covenants, the most restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. We were in compliance with all covenants at March 29, 2008.

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

Condensed Consolidating Statement of Operations for the three months ended March 29, 2008					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$(9)	$3,633	$3,175	$(187)	$6,612
Cost of Sales	54	3,511	2,928	(187)	6,306
	(63)	122	247	-	306
Operating Expenses:
Selling, general and administrative	29	51	152	-	232
Other charges	-	17	13	-	30
Operating Income (Loss)	(92)	54	82	-	44

Other (Income) Expense:
Interest expense, net	48	6	(1)	-	53
Other, net	1	-	(2)	-	(1)
Equity in net earnings of subsidiaries	(86)	(7)	-	93	-
	(37)	(1)	(3)	93	52

Income (Loss) before Income Taxes	(55)	55	85	(93)	(8)
Income Tax Expense (Benefit)	(50)	17	30	-	(3)
Net Income (Loss)	$(5)	$38	$55	$(93)	$(5)

Condensed Consolidating Statement of Operations for the three months ended March 31, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$12	$3,622	$3,044	$(177)	$6,501
Cost of Sales	(33)	3,535	2,813	(177)	6,138
	45	87	231	-	363
Operating Expenses:
Selling, general and administrative	31	50	124	-	205
Other charges	-	-	-	-	-
Operating Income	14	37	107	-	158

Other (Income) Expense:
Interest expense, net	46	8	2	-	56
Other, net	(1)	(1)	(3)	-	(5)
Equity in net earnings of subsidiaries	(88)	(10)	-	98	-
	(43)	(3)	(1)	98	51

Income before Income Taxes	57	40	108	(98)	107
Income Tax Expense (Benefit)	(11)	11	39	-	39
Net Income	$68	$29	$69	$(98)	$68

Condensed Consolidating Statement of Operations for the six months ended March 29, 2008					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$3	$7,430	$6,341	$(396)	$13,378
Cost of Sales	49	7,262	5,852	(396)	12,767
	(46)	168	489	-	611
Operating Expenses:
Selling, general and administrative	54	96	297	-	447
Other charges	1	18	17	-	36
Operating Income (Loss)	(101)	54	175	-	128

Other (Income) Expense:
Interest expense, net	96	11	(3)	-	104
Other, net	(12)	(5)	(3)	-	(20)
Equity in net earnings of subsidiaries	(149)	(26)	-	175	-
	(65)	(20)	(6)	175	84

Income (Loss) before Income Taxes	(36)	74	181	(175)	44
Income Tax Expense (Benefit)	(65)	17	63	-	15
Net Income	$29	$57	$118	$(175)	$29

Condensed Consolidating Statement of Operations for the six months ended March 31, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$23	$7,360	$6,055	$(379)	$13,059
Cost of Sales	(64)	7,218	5,584	(379)	12,359
	87	142	471	-	700
Operating Expenses:
Selling, general and administrative	54	89	252	-	395
Other charges	1	1	-	-	2
Operating Income	32	52	219	-	303

Other (Income) Expense:
Interest expense, net	93	16	6	-	115
Other, net	(1)	(20)	16	-	(5)
Equity in net earnings of subsidiaries	(164)	(17)	-	181	-
	(72)	(21)	22	181	110

Income before Income Taxes	104	73	197	(181)	193
Income Tax Expense (Benefit)	(21)	20	69	-	68
Net Income	$125	$53	$128	$(181)	$125

Condensed Consolidating Balance Sheet as of March 29, 2008					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$-	$50	$-	$53
Accounts receivable, net	1	419	1,393	(739)	1,074
Inventories	1	669	1,769	-	2,439
Other current assets	189	30	58	(64)	213
Total Current Assets	194	1,118	3,270	(803)	3,779
Net Property, Plant and Equipment	43	983	2,589	-	3,615
Goodwill	-	1,501	986	-	2,487
Intangible Assets	-	56	69	-	125
Other Assets	113	101	184	(37)	361
Investment in subsidiaries	8,374	1,024	-	(9,398)	-
Total Assets	$8,724	$4,783	$7,098	$(10,238)	$10,367
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$219	$-	$46	$-	$265
Trade accounts payable	18	426	570	-	1,014
Other current liabilities	1,008	118	507	(803)	830
Total Current Liabilities	1,245	544	1,123	(803)	2,109
Long-Term Debt	2,436	249	4	-	2,689
Deferred Income Taxes	-	77	321	(37)	361
Other Liabilities	289	105	60	-	454
Shareholders’ Equity	4,754	3,808	5,590	(9,398)	4,754
Total Liabilities and Shareholders’ Equity	$8,724	$4,783	$7,098	$(10,238)	$10,367

Condensed Consolidating Balance Sheet as of September 29, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$-	$39	$-	$42
Accounts receivable, net	1	557	1,461	(773)	1,246
Inventories	-	674	1,564	-	2,238
Other current assets	79	32	18	(59)	70
Total Current Assets	83	1,263	3,082	(832)	3,596
Net Property, Plant and Equipment	44	1,015	2,634	-	3,693
Goodwill	-	1,499	986	-	2,485
Intangible Assets	-	57	69	-	126
Other Assets	137	113	139	(62)	327
Investment in subsidiaries	8,243	976	-	(9,219)	-
Total Assets	$8,507	$4,923	$6,910	$(10,113)	$10,227
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$120	$-	$17	$-	$137
Trade accounts payable	79	517	454	-	1,050
Other current liabilities	1,008	143	609	(832)	928
Total Current Liabilities	1,207	660	1,080	(832)	2,115
Long-Term Debt	2,355	255	32	-	2,642
Deferred Income Taxes	-	168	261	(62)	367
Other Liabilities	214	94	64	-	372
Shareholders’ Equity	4,731	3,746	5,473	(9,219)	4,731
Total Liabilities and Shareholders’ Equity	$8,507	$4,923	$6,910	$(10,113)	$10,227

Condensed Consolidating Statement of Cash Flows for the six months ended March 29, 2008					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(67)	$(65)	$291	$(15)	$144
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1)	(61)	(148)	-	(210)
Proceeds from sale of investment	14	7	-	-	21
Purchase of marketable securities, net	-	-	(20)	-	(20)
Other, net	(18)	26	11	-	19
Cash Used for Investing Activities	(5)	(28)	(157)	-	(190)
Cash Flows From Financing Activities:
Net change in debt	179	(5)	(7)	-	167
Purchase of treasury shares	(16)	-	-	-	(16)
Dividends	(28)	-	(15)	15	(28)
Stock options exercised and other, net	(42)	(23)	(4)	-	(69)
Net change in intercompany balances	(21)	121	(100)	-	-
Cash Provided by (Used for) Financing Activities	72	93	(126)	15	54
Effect of Exchange Rate Change on Cash	-	-	3	-	3
Increase in Cash and Cash Equivalents	-	-	11	-	11
Cash and Cash Equivalents at Beginning of Year	3	-	39	-	42
Cash and Cash Equivalents at End of Period	$3	$-	$50	$-	$53

Condensed Consolidating Statement of Cash Flows for the six months ended March 31, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by Operating Activities	$-	$88	$280	$(25)	$343
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(13)	(13)	(68)	-	(94)
Proceeds from sale of short-term investment	770	-	-	-	770
Other, net	58	27	(71)	-	14
Cash Provided by (Used for) Investing Activities	815	14	(139)	-	690
Cash Flows From Financing Activities:
Net change in debt	(883)	-	(160)	-	(1,043)
Purchase of treasury shares	(38)	-	-	-	(38)
Dividends	(28)	-	(25)	25	(28)
Stock options exercised and other, net	91	(11)	(1)	-	79
Net change in intercompany balances	45	(92)	47	-	-
Cash Used for Financing Activities	(813)	(103)	(139)	25	(1,030)
Effect of Exchange Rate Change on Cash	-	-	3	-	3
Increase (Decrease) in Cash and Cash Equivalents	2	(1)	5	-	6
Cash and Cash Equivalents at Beginning of Year	2	1	25	-	28
Cash and Cash Equivalents at End of Period	$4	$-	$30	$-	$34

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

In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including us, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of our processing facilities. On May 9, 2002, the DOL filed a civil complaint styled Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. against us in the U.S. District Court for the Northern District of Alabama. The plaintiffs allege in the complaint that we violated the overtime provisions of the federal Fair Labor Standards Act at our chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor indicated in discovery the case seeks to require us to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, and an additional amount in unspecified liquidated damages and an injunction against future violations at that facility and all other chicken processing facilities we operate. The District Court granted the Company’s motion for partial summary judgment in part, ruling that the second meal period is appropriately characterized as non-compensable, and reserving the remaining issues for trial. The trial is set for November 3, 2008.

Several private lawsuits are pending against us alleging that we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the Fair Labor Standards Act. These lawsuits include M.H. Fox, et al. v. Tyson Foods, Inc. (Fox), filed on June 22, 1999, in the U.S. District Court for the Northern District of Alabama, and De Asencio v. Tyson Foods, Inc. (DeAsencio), filed on August 22, 2000, in the U.S. District Court for the Eastern District of Pennsylvania. Each of these matters involves similar allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. In Fox, the District Court denied class certification on November 16, 2006, and ordered the cases of the 10 named plaintiffs in the matter to proceed individually in the home jurisdictions of the named plaintiffs. Two of these cases (Brothers and Hatchett) were tried in November 2007 in Alabama with jury verdicts in favor of the plaintiffs. These cases are being appealed to the Eleventh Circuit Court of Appeals. The District Court recently entered judgment in the final of these cases (Fox) after the Company made an offer of judgment to Fox, thereby avoiding trial. However, the District Court must now determine the amount of attorneys’ fees and costs to be awarded to Mr. Fox. In DeAsencio, plaintiffs appealed a jury verdict and final judgment entered in our favor on June 22, 2006, in the District Court. On September 7, 2007, the U.S. Court of Appeals for the Third Circuit reversed the jury verdict and remanded the case to the District Court for further proceedings. We sought rehearing en banc, which was denied by the Court of Appeals on October 5, 2007. Our petition for writ of certiorari is currently pending before the United States Supreme Court.

In addition to Fox and DeAsencio, additional private lawsuits were filed against us since the beginning of fiscal 2007 which allege we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the Fair Labor Standards Act. These lawsuits are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S. Dist. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E. Dist. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W. Dist. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, March 5, 2007); and Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, May 23, 2007). Similar to Fox and DeAsencio, each of these matters involves allegations employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation. The motion for transfer was granted on August 17, 2007. The cases listed above and five other cases subsequently filed involving the same allegations, including Armstrong, et al. v. Tyson Foods, Inc. (W. Dist. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E. Dist. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E. Dist. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W. Dist. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W. Dist. North Carolina, February 6, 2008), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (“MDL Proceedings”). On January 2, 2008, the Judge in the MDL Proceedings issued a Joint Scheduling and Case Management Order. The Order grants Conditional Class Certification and calls for notice to be given to potential putative class members via a third party administrator. The potential class members will have 60 days from the date of the notice, April 18, 2008, to “opt–in” to the class. The parties will then conduct discovery for a period of 240 days at no more than eight of our facilities. We presently intend to seek decertification of the class related to each of the eight facilities.

On November 21, 2002, 10 current and former hourly employees of a TFM case ready facility in Goodlettsville, Tennessee, filed a putative class action lawsuit styled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc. in the U.S. District Court for the Middle District of Tennessee against us claiming violations of the overtime provisions of the Fair Labor Standards Act by failing to pay employees for all hours worked. The suit further alleges employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period. Finally, the suit alleges we deduct 30 minutes per day from employees’ paychecks regardless of whether employees use a full 30-minute period for their meal. The plaintiffs seek a declaration that the defendants did not comply with the Fair Labor Standards Act, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs. On November 17, 2003, the District Court conditionally certified a collective action based on clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001. Approximately 573 current and former employees have opted into the class. On August 20, 2007, both parties filed motions for summary judgment. The court granted in part and denied in part the parties’ motions for partial summary judgment on March 13, 2008. Issues remaining for trial include whether the de minimis defense applies to compensable pre- and post-shift clothes-changing and washing activities occurring between the donning and doffing of the frock, and whether the meal period is compensable. A jury trial is set to begin on September 16, 2008.

NOTE 10:  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for pension and other postretirement benefit plans recognized in the Consolidated Condensed Statements of Operations were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service cost	$1	$1	$-	$-
Interest cost	2	1	1	1
Expected return on plan assets	(2)	(1)	-	-
Recognized actuarial loss	-	1	1	-
Net periodic benefit cost	$1	$2	$2	$1

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service cost	$2	$3	$-	$-
Interest cost	4	3	2	2
Amortization of prior service benefit	-	-	-	(1)
Expected return on plan assets	(4)	(3)	-	-
Recognized actuarial loss	-	1	1	-
Net periodic benefit cost	$2	$4	$3	$1

NOTE 11:  INCOME TAXES

The effective tax rate was 32.5% and 36.4% for the second quarter of fiscal years 2008 and 2007, respectively. The effective tax rate was 35.0% for the six months of both fiscal years 2008 and 2007. The effective rate for the second quarter and six months of fiscal 2008 was impacted by such items as state income taxes, Domestic Production Deduction, general business credits, certain nondeductible items and composition of income and loss between domestic and foreign operations. On December 20, 2006, the President signed into law the Tax Relief and Health Care Act of 2006 which provided for the retroactive extension to December 31, 2007, of certain general business credits that expired on December 31, 2005. As a result, in the first quarter of fiscal 2007, we recognized $4 million of credits relating to fiscal 2006. On October 1, 2007, Mexico’s new IETU tax law was enacted and took effect on January 1, 2008. The enactment of this new law did not have a material impact on the income tax provision for the second quarter and six months of fiscal 2008.

At the beginning of fiscal 2008, we adopted FIN 48. See Note 1, “Accounting Policies” for the impact of the adoption.

At the beginning of fiscal 2008, our unrecognized tax benefits were $210 million. During the six months of fiscal 2008, the amount of unrecognized tax benefits decreased by $20 million, which was primarily related to U.S. federal income tax settlements. The amount of unrecognized tax benefits, if recognized, that would affect our effective tax rate was $61 million.

We classify interest and penalties on unrecognized tax benefits as income tax expense. At the beginning of fiscal 2008, before tax benefits, we had $70 million of accrued interest and penalties on unrecognized tax benefits.

Within the next twelve months from the date of adoption, tax audit resolutions could potentially reduce unrecognized tax benefits by approximately $50 million, either because tax positions are sustained on audit or because we agree to their disallowance. Of this amount, a payment of tax of $13 million was made during the first quarter of fiscal 2008. There were no other material changes during the six months ended fiscal 2008. As of the beginning of fiscal 2008, we are subject to income tax examinations for U.S. federal income taxes for fiscal years 1998 through 2006, and for foreign, state and local income taxes for fiscal years 2001 through 2006.

NOTE 12:   EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Numerator:
Net income (loss)	$(5)	$68	$29	$125
Less Dividends:
Class A ($0.040/share/quarter)	12	11	23	22
Class B ($0.036/share/quarter)	2	3	5	6
Undistributed earnings (losses)	$(19)	$54	$1	$97

Class A undistributed earnings (losses)	(15)	43	1	77
Class B undistributed earnings (losses)	(4)	11	-	20
Total undistributed earnings (losses)	$(19)	$54	$1	$97

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	280	271	280	268
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	70	77	70	80
Effect of dilutive securities:
Stock options and restricted stock	-	6	5	6
Denominator for diluted earnings per
share – adjusted weighted average
shares and assumed conversions	350	354	355	354

Class A Basic earnings (loss) per share	$(0.02)	$0.20	$0.08	$0.37
Class B Basic earnings (loss) per share	$(0.01)	$0.18	$0.08	$0.33
Diluted earnings (loss) per share	$(0.02)	$0.19	$0.08	$0.35

Approximately 24 million and 8 million of our option shares were antidilutive for the three and six months ended March 29, 2008, respectively, and 8 million were antidilutive for both the three and six months ended March 31, 2007. These shares were not included in the dilutive earnings per share calculation.

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

NOTE 13:   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Net income (loss)	$(5)	$68	$29	$125
Other comprehensive income, net of tax:
Postretirement benefits reserve
adjustment	-	-	(1)	-
Currency translation adjustment	4	(1)	9	5
Investments unrealized gain	-	1	-	1
Net hedging unrealized gain	16	7	23	27
Net hedging unrealized (gain) loss
reclassified to cost of sales	1	(11)	-	(7)
Total comprehensive income	$16	$64	$60	$151

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Income tax benefit (expense):
Postretirement benefits reserve
adjustment	$-	$-	$(1)	$-
Net hedging unrealized gain	(11)	(4)	(15)	(17)
Net hedging unrealized (gain) loss
reclassified to cost of sales	-	7	-	5
Total income tax benefit (expense)	$(11)	$3	$(16)	$(12)

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

Information on segments and a reconciliation to income (loss) before income taxes are as follows (in millions):

	Three Months Ended				Six Months Ended
	March 29, 2008		March 31, 2007		March 29, 2008		March 31, 2007
Sales:
Chicken	$2,154		$2,033		$4,252		$3,997
Beef	2,995		3,006		6,143		6,069
Pork	822		805		1,657		1,632
Prepared Foods	632		646		1,308		1,338
Other	9		11		18		23
Total Sales	$6,612		$6,501		$13,378		$13,059

Operating Income (Loss):
Chicken	$(61)	(a)	$61		$(26)	(a)	$134
Beef	(11)	(b)	24		(96)	(b)	1
Pork	63	(c)	35		139	(c)	74
Prepared Foods	20		20	(d)	52		51	(d)
Other	33		18		59		43
Total Operating Income	44		158	(e)	128	(f)	303	(e)

Other Expense, net	52		51		84	(g)	110

Income (loss) before Income Taxes	$(8)		$107		$44		$193

a.	Includes charges of $13 million related to the closing of our Wilkesboro, North Carolina, Cooked Products plant and $5 million related to software impairments.
b.	Includes charges of $17 million related to the restructuring of our Emporia, Kansas, operation and $8 million related to the impairment of packaging equipment.
c.	Includes charges of $4 million related to the impairment of packaging equipment.
d.	Includes charges of $6 million related to an intangible asset impairment.
e.	Includes gain of $9 million related to a disposition of aircraft, which was allocated among the segments.
f.	Includes charges of $6 million related to severance accruals, which was allocated among the segments.
g.	Includes an $18 million non-operating gain related to the sale of an investment.

The Beef segment had sales of $33 million and $24 million in the second quarter of fiscal years 2008 and 2007, respectively, and sales of $61 million and $49 million in the six months of fiscal years 2008 and 2007, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $123 million and $129 million in the second quarter of fiscal years 2008 and 2007, respectively, and sales of $244 million and $255 million in the six months of fiscal years 2008 and 2007, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Description of the Company

We are the world’s largest meat protein company and the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. We produce, distribute and market chicken, beef, pork, prepared foods and related allied products. Our operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors that influence our business are customer demand for our products, the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace, accessibility of international markets, market prices for our products, the cost of live cattle and hogs, raw materials and grain and operating efficiencies of our facilities.

Overview
●

Chicken Segment – Second quarter fiscal 2008 operating results declined as compared to the second quarter of fiscal 2007 due largely to increased input costs, including increased grain costs of $102 million, while increased average sales prices only partially helped to offset this increase.

●

Beef Segment – Operating results declined as compared to the second quarter of fiscal 2007 partially due to tight cattle supplies and industry overcapacity. However, operating results improved $74 million compared to the first quarter of fiscal 2008, partially due to restructuring beef operations.

●	Pork Segment – Operating margins continue to be strong due to adequate hog supplies and strong domestic and export pork demand.
●

On February 1, 2008, we signed an agreement with the Jiangsu Jinghai Poultry Industry Group Co Ltd, a Chinese poultry breeding company, to build a fully integrated poultry operation in Haimen City near Shanghai, which will be called Jiangsu Tyson Foods, and will produce fresh, packaged chicken products that will be sold under the Tyson name. Jiangsu Tyson will become the first producer to deliver brand name, high quality fresh chicken to consumers in the eastern China market. We own 70 percent of the business with production expected to begin in 2009.

●

Cobb-Vantress, Inc. (Cobb), our wholly-owned poultry breeding stock subsidiary, formed an alliance with Hendrix Genetics B.V. (Hendrix). This alliance will strengthen Cobb’s position in the broiler breeding industry and Hendrix’ position in egglayer, turkey and swine genetics and enable Cobb and Hendix to explore other joint venture opportunities.

in millions, except per share data	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net income (loss)	$(5)	$68	$29	$125
Net earnings (loss) per diluted share	(0.02)	0.19	0.08	0.35

Second quarter and six months of fiscal 2008 – Net income (loss) includes the following items:
●	$17 million charge related to the restructuring of our Emporia, Kansas, beef operation;
●	$13 million charge related to the closing of our Wilkesboro, North Carolina, Cooked Products poultry plant;
●	$12 million charge related to the impairment of packaging equipment; and
●	$5 million in charges related to software impairments.
Six months of fiscal 2008 – Net income includes the following items:
●	$18 million non-operating gain related to the sale of an investment; and
●	$6 million of severance charges related to the FAST initiative.
Second quarter and six months of fiscal 2007 – Net income includes the following items:
●	$9 million gain on disposition of aircraft; and
●	$6 million charge related to an intangible asset impairment.

Outlook

●

Chicken – Grain costs will continue to have a negative impact in the third quarter, as these costs are estimated to increase by approximately $100 million as compared to the second quarter of fiscal 2008. Grain costs for fiscal 2008 are estimated to increase by approximately $600 million as compared to fiscal 2007. Total input costs, including grain, cooking oil, breading and other feed ingredients, may approach $1.0 billion more in fiscal 2008 compared to fiscal 2007.

●	Beef – We should continue to see improvements with the start of grilling season and the encouraging news South Korea will resume imports of U.S. beef in the latter part of the third quarter.
●	Pork – Our strong performance should carry into the third quarter; however, it is not expected to perform at the levels we experienced in the second quarter and six months of fiscal 2008.
●	Prepared Foods – Operating margins should maintain the same level as the second quarter of fiscal 2008.
●

Acquisitions - We are working to complete two additional integrated poultry joint ventures in Asia, as well as two integrated poultry transactions in Brazil. We expect to reach agreement on three of these transactions during fiscal 2008.

Summary of Results

Sales

in millions	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Sales	$6,612	$6,501	$13,378	$13,059
Change in average sales price	2.4%		4.4%
Change in sales volume	(0.6)%		(1.9)%
Sales growth	1.7%		2.4%

Second quarter - Fiscal 2008 vs Fiscal 2007
●

The improvement in sales was largely due to improved average sales prices, which accounted for an increase of approximately $196 million. Increased average sales prices in the Chicken and Beef segments were partially offset by decreased average sales prices in the Pork segment.

●

Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of approximately $85 million. This was primarily due to a decrease in Beef volume, which included tight cattle supplies, partially offset by an increase in Pork volume due to strong export activity.

Six months - Fiscal 2008 vs Fiscal 2007
●

The improvement in sales was largely due to improved average sales prices, which accounted for an increase of approximately $592 million. Increased average sales prices in the Chicken and Beef segments were partially offset by decreased average sales prices in the Pork segment.

●

Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of approximately $273 million. This was primarily due to a decrease in Beef volume, which included tight cattle supplies, and the sale of two poultry production facilities in the third quarter fiscal 2007, partially offset by an increase in Pork volume due to strong export activity.

Cost of Sales

in millions	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Cost of sales	$6,306	$6,138	$12,767	$12,359
Gross margin	4.6%	5.6%	4.6%	5.4%
Cost of sales as a percentage of sales	95.4%	94.4%	95.4%	94.6%

Second quarter - Fiscal 2008 vs Fiscal 2007
●	Cost of sales increased $168 million. Cost per pound contributed to a $253 million increase, offset partially by a decrease in sales volume reducing cost of sales $85 million.
	●	Increase in grain costs in the Chicken segment of $102 million.
	●	Increase in operating costs in the Beef and Pork segments of approximately $47 million.
	●	Decrease in average live hog costs of approximately $90 million.
Six months - Fiscal 2008 vs Fiscal 2007
●	Cost of sales increased $408 million. Cost per pound contributed to a $667 million increase, offset partially by a decrease in sales volume reducing cost of sales $259 million.
	●	Increase in grain costs in the Chicken segment of $209 million.
	●	Increase in average domestic live cattle costs of approximately $154 million.
	●	Increase in operating costs in the Beef and Pork segments of approximately $81 million.
	●	Decrease in average live hog costs of approximately $181 million.

Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Selling, general and administrative expenses	$232	$205	$447	$395
As a percentage of sales	3.5%	3.2%	3.3%	3.0%

Second quarter - Fiscal 2008 vs Fiscal 2007
●	Increase of $16 million related to advertising and sales promotions.
●	Increase of $9 million due to a gain recorded in fiscal 2007 on the disposition of an aircraft.
●	Increase of $7 million related to unfavorable investment returns on company-owned life insurance.
Six months - Fiscal 2008 vs Fiscal 2007
●	Increase of $32 million related to advertising and sales promotions.
●	Increase of $13 million related to unfavorable investment returns on company-owned life insurance.
●	Increase of $9 million due to a gain recorded in fiscal 2007 on the disposition of an aircraft.

Other Charges

in millions	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Other charges	$30	$-	$36	$2

Second quarter and six months of fiscal 2008
●	Includes $17 million charge related to the restructuring of our Emporia, Kansas, beef operation.
●	Includes $13 million charge related to the closing of our Wilkesboro, North Carolina, Cooked Products poultry plant.
Six months of fiscal 2008
●	Includes $6 million of severance charges related to the FAST initiative.

Interest Expense

in millions	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Interest expense	$55	$58	$108	$119
Average borrowing rate	7.3%	7.4%	7.3%	7.4%
Change in weekly debt	(3.5)%		(7.2)%

Other Income, net

in millions	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Other income, net	$1	$5	$20	$5

Six months of fiscal 2008
●	Includes $18 million non-operating gain related to the sale of an investment.

Effective Tax Rate

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Effective tax rate	32.5%	36.4%	35.0%	35.0%

Second quarter and six months of fiscal 2008 – The effective tax rate was impacted by:
●	the Domestic Production Deduction;
●	general business credits;
●	amounts relating to company-owned life insurance and certain other nondeductible expense items; and
●	composition of income and loss between domestic and foreign operations.
Second quarter of fiscal 2007 – The effective tax rate was impacted by:
●	the Domestic Production Deduction;
●	general business credits; and
●	certain nondeductible expense items.
Six months of fiscal 2007 – The effective tax rate was impacted by:
●	the Domestic Production Deduction;
●	general business credits;
●	recognition of $4 million of expired credits relating to fiscal 2006 due to retroactive extension enacted in the first quarter of fiscal 2007; and
●	certain nondeductible expense items.

Segment Results

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and segment profit (loss), which we measure at the operating income (loss) level.

in millions	Sales
	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Chicken	$2,154	$2,033	$4,252	$3,997
Beef	2,995	3,006	6,143	6,069
Pork	822	805	1,657	1,632
Prepared Foods	632	646	1,308	1,338
Other	9	11	18	23
Total	$6,612	$6,501	$13,378	$13,059

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Chicken	$(61)	$61	$(26)	$134
Beef	(11)	24	(96)	1
Pork	63	35	139	74
Prepared Foods	20	20	52	51
Other	33	18	59	43
Total	$44	$158	$128	$303

Chicken Segment Results

in millions
	Three Months Ended			Six Months Ended
	March 29,	March 31,		March 29,	March 31,
	2008	2007	Change	2008	2007	Change
Sales	$2,154	$2,033	$121	$4,252	$3,997	$255
Sales Volume Change			(1.2)%			(4.7)%
Avg. Sales Price Change			7.2%			11.6%

Operating Income (Loss)	$(61)	$61	$(122)	$(26)	$134	$(160)
Operating Margin	(2.8)%	3.0%		(0.6)%	3.4%

Second quarter and six months of fiscal 2008
●	Includes $13 million charge related to the closing of our Wilkesboro, North Carolina, Cooked Products plant.
●	Includes $5 million in charges related to software impairments.

Second quarter - Fiscal 2008 vs Fiscal 2007
●

Sales increased due to an increase in average sales prices, as well as an increase in sales volumes when excluding the impact of the sale of two poultry plants in fiscal 2007. Operating results were adversely impacted by increased grain costs of $102 million. Operating results were also negatively impacted by increased selling, general and administrative expenses of $19 million, which was primarily due to increased advertising and promotion expenses.

Six months - Fiscal 2008 vs Fiscal 2007
●

Sales increased due to an increase in average sales prices, offset by a decrease in sales volumes due to the sale of two poultry plants in fiscal 2007. Operating results were adversely impacted by increased grain costs of $209 million. Operating results were also negatively impacted by increased selling, general and administrative expenses of $37 million, which was primarily due to increased advertising and promotion expenses.

Beef Segment Results

in millions
	Three Months Ended			Six Months Ended
	March 29,	March 31,		March 29,	March 31,
	2008	2007	Change	2008	2007	Change
Sales	$2,995	$3,006	$(11)	$6,143	$6,069	$74
Sales Volume Change			(4.6)%			(3.4)%
Avg. Sales Price Change			4.4%			4.8%

Operating Income (Loss)	$(11)	$24	$(35)	$(96)	$1	$(97)
Operating Margin	(0.4)%	0.8%		(1.6)%	0.0%

Second quarter and six months of fiscal 2008
●	Includes $17 million charge related to the restructuring of our Emporia, Kansas, operation.
●	Includes $8 million charge related to the impairment of packaging equipment.

Second quarter - Fiscal 2008 vs Fiscal 2007
●

Sales were impacted negatively by decreased sales volumes, partially offset by improved average sales prices. Operating results were negatively impacted by higher operating costs, as well as losses at our Lakeside operation in Canada.

Six months - Fiscal 2008 vs Fiscal 2007
●

Sales were impacted positively by improved average sales prices, partially offset by decreased sales volumes. Operating results were negatively impacted by higher operating costs, as well as losses at our Lakeside operation in Canada.

Pork Segment Results

in millions
	Three Months Ended			Six Months Ended
	March 29,	March 31,		March 29,	March 31,
	2008	2007	Change	2008	2007	Change
Sales	$822	$805	$17	$1,657	$1,632	$25
Sales Volume Change			9.8%			8.2%
Avg. Sales Price Change			(7.0)%			(6.1)%

Operating Income	$63	$35	$28	$139	$74	$65
Operating Margin	7.7%	4.3%		8.4%	4.5%

Second quarter and six months of fiscal 2008
●	Includes $4 million charge related to the impairment of packaging equipment.

Second quarter and six months - Fiscal 2008 vs Fiscal 2007
●

Operating results were impacted positively by lower average live prices and strong export sales, which led to increased sales volumes. This was partially offset by lower average sales prices, as well as higher operating costs.

Prepared Foods Segment Results

in millions
	Three Months Ended			Six Months Ended
	March 29,	March 31,		March 29,	March 31,
	2008	2007	Change	2008	2007	Change
Sales	$632	$646	$(14)	$1,308	$1,338	$(30)
Sales Volume Change			(0.2)%			(0.9)%
Avg. Sales Price Change			(1.8)%			(1.3)%

Operating Income	$20	$20	$-	$52	$51	$1
Operating Margin	3.2%	3.1%		4.0%	3.8%

Second quarter and six months of fiscal 2007
●	Includes $6 million charge related to an intangible asset impairment.

Second quarter and six months - Fiscal 2008 vs Fiscal 2007
●	Operating results were negatively impacted by lower average sales prices and slightly higher raw material costs, which included increased wheat costs, partially offset by lower pork costs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs for operations growth and capital expenditures are expected to be met through cash flows provided by operating activities, as well as short-term borrowings.

Cash Flows from Operating Activities

in millions	Six Months Ended
	March 29, 2008	March 31, 2007
Net income	$29	$125
Non-cash items in net income:
Depreciation and amortization	251	256
Deferred taxes and other, net	33	52
Net cash provided by operating activities
before net changes in working capital	313	433
Net changes in working capital	(169)	(90)
Net cash provided by operating activities	$144	$343

Net cash provided by operating activities before changes in net working capital represents net income adjusted for non-cash income and expenses.

Net changes in working capital for the six months ended:
●

March 29, 2008 – Net cash provided by operating activities decreased primarily due to a higher inventory balance and the change in derivative-related balances, partially offset by a lower accounts receivable balance.

●	March 31, 2007 – Net cash provided by operating activities decreased primarily due to a higher inventory balance.

Cash Flows from Investing Activities

in millions	Six Months Ended
	March 29, 2008	March 31, 2007
Additions to property, plant and equipment	$(210)	$(94)
Proceeds from sale of property, plant and equipment	19	8
Proceeds from sale of investment	21	-
Purchases of marketable securities, net	(20)	-
Proceeds from sale of short-term investment	-	770
Other, net	-	6
Net cash provided by (used for) investing activities	$(190)	$690

●	Expenditures for property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.
	●	Capital spending for fiscal 2008 is expected to be approximately $400 million.
●

In June 2007, we, along with Syntroleum Corporation, announced the formation of Dynamic Fuels LLC, a 50/50 joint venture, which will produce renewable synthetic fuels targeting the renewable diesel, jet and military fuel markets. The cost to construct the first facility is estimated to be $150 million, of which we are responsible for 50%. While both Tyson and Syntroleum are willing to fund our respective portions of the cost, other options are also being pursued. The primary alternative is the Gulf Opportunity Zone tax-exempt bonds that were made available by the Federal government to the regions affected by Hurricanes Katrina and Rita in 2005. If available, this type of debt would provide attractive financing and the use of such financing would be used to the maximum extent possible. Construction is expected to begin in fiscal 2008 and continue through fiscal 2009, with production targeted for 2010.

●

In the six months of fiscal 2007, we used proceeds from sale of the short-term investment to repay our outstanding $750 million 7.25% Notes due October 1, 2006. The short-term investment was purchased in fiscal 2006 with proceeds from issuance of $1.0 billion of senior unsecured notes maturing on April 1, 2016 (2016 Notes). The short-term investment was held in an interest bearing account with a trustee.

Cash Flows from Financing Activities

in millions	Six Months Ended
	March 29, 2008	March 31, 2007
Net borrowings (payments) on revolving credit facilities	$195	$(94)
Payments on debt	(31)	(949)
Proceeds from borrowings of debt	3	-
Purchases of treasury shares	(16)	(38)
Dividends	(28)	(28)
Increase (decrease) in negative book cash balances	(73)	46
Stock options exercised and other, net	4	33
Net cash provided by (used for) financing activities	$54	$(1,030)

●	Net borrowings (payments) on revolving credit facilities primarily include activity related to the accounts receivable securitization.
●

In the six months of fiscal 2007, we used proceeds from sale of the short-term investment to repay our outstanding $750 million 7.25% Notes due October 1, 2006. In addition, we used cash from operations to reduce the amount outstanding under the Lakeside term loan by $150 million.

●	We expect to use cash from operations or short-term borrowings to repay our short-term debt.

Liquidity

in millions
			Outstanding
			Letters of
		Facility	Credit (no	Amount	Amount
	Expiration Date	Amount	draw downs)	Borrowed	Available
Revolving credit facility	September 2010	$1,000	$275	$-	$725
Receivables purchase agreement	Aug 2008, Aug 2010	750	-	408	342
Unused borrowing capacity					$1,067

●

The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs and derivative activities.

●	The receivables purchase agreement allows us to sell up to $750 million of trade receivables, consisting of $375 million expiring in August 2008 and $375 million expiring in August 2010.
●	Our current ratio was 1.79 to 1 and 1.70 to 1 at March 29, 2008, and September 29, 2007, respectively.

Capitalization

in millions
	March 29, 2008	September 29, 2007
Debt securities	$2,455	$2,475
Term loan	25	25
Other indebtedness	474	279
Total Debt	2,954	2,779

Total Equity	4,754	4,731

Debt to Capitalization Ratio	38.3%	37.0%

Credit Ratings

S&P currently rates the 2016 Notes “BBB-” and Moody’s currently rates this debt “Ba1.” The pretax impact to earnings of a downgrade would be approximately $2.5 million annually, per ratings level reduction per agency, related to increased interest expense on the 2016 Notes.

S&P's corporate credit rating for the Company is currently “BBB-,” with a negative rating outlook. Moody’s corporate family rating for the Company is currently “Ba1,” with a negative rating outlook. The pretax impact to earnings of a downgrade would be approximately $1.5 million annually, per ratings level reduction per agency, excluding any increased interest expense related to the 2016 Notes.

Debt Covenants

Our debt covenants contain various covenants, the most restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. We were in compliance with all covenants at March 29, 2008.

CONTRACTUAL OBLIGATIONS

Contractual obligations at March 29, 2008, have not materially changed from the amounts disclosed in our Annual Report on Form 10-K for the year ended September 29, 2007. However, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48) at the beginning of fiscal 2008. As a result of the adoption of FIN 48, we have unrecognized tax benefits of $190 million at March 29, 2008. See Note 1, “Accounting Policies” in the Notes to Consolidated Condensed Financial Statements for additional information related to the adoption of FIN 48.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and financial liabilities at fair value. SFAS No. 157 and SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, we expect to adopt SFAS No. 157 and SFAS No. 159 at the beginning of fiscal 2009 for financial assets and financial liabilities. In accordance with FASB Staff Position 157-2, we will begin measuring the fair value of nonfinancial assets and nonfinancial liabilities at the beginning of fiscal 2010. We are in process of evaluating the potential impacts of SFAS No. 157 and SFAS No. 159.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 establishes enhanced disclosure requirements about: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; therefore, we expect to adopt SFAS No. 161 in the first quarter of fiscal 2010.

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

Commodities Risk: We purchase certain commodities, such as grains, livestock and natural gas in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of March 29, 2008, and September 29, 2007, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The following sensitivity analysis reflects the impact on earnings for changes in the fair value of open positions.

Effect of 10% change in fair value		in millions
	March 29, 2008	September 29, 2007
Livestock:
Cattle	$38	$33
Hogs	34	64

Grain	105	9
Natural Gas	1	2

Interest Rate Risk: At March 29, 2008, we had fixed-rate debt of $2.5 billion with a weighted average interest rate of 7.5%. We have exposure to changes in interest rates on this fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $38 million at March 29, 2008, and $58 million at September 29, 2007. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

At March 29, 2008, we had variable rate debt of $470 million with a weighted average interest rate of 3.8%. A hypothetical 10% increase in interest rates effective at March 29, 2008, and September 29, 2007, would have a minimal effect on interest expense.

Foreign Currency Risk: We have non-cash foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at March 29, 2008, and September 29, 2007, would have a minimal effect on pretax income.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2007 Annual Report filed on Form 10-K, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2007 Annual Report.

Item 4. Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 29, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

In the second quarter ended March 29, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Refer to the discussion of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 9: Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

On October 23, 2001, a putative class action lawsuit styled R. Lynn Thompson, et al. vs. Tyson Foods, Inc. was filed in the District Court for Mayes County, Oklahoma by three property owners on behalf of all owners of lakefront property on Grand Lake O’ the Cherokee. Simmons Foods, Inc. and Peterson Farms, Inc. also are defendants. The plaintiffs allege the defendants’ operations diminished the water quality in the lake thereby interfering with the plaintiffs’ use and enjoyment of their properties. The plaintiffs sought injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorneys’ fees and costs. While the District Court certified a class, on October 4, 2005, the Court of Civil Appeals of the State of Oklahoma reversed, holding the plaintiffs’ claims were not suitable for disposition as a class action. This decision was upheld by the Oklahoma Supreme Court and the case was remanded to the District Court with instructions that the matter proceed only on behalf of the three named plaintiffs. Plaintiffs seek injunctive relief, restitution and compensatory and punitive damages in an unspecified amount in excess of $10,000. We and the other defendants have denied liability and asserted various defenses. Defendants have requested a trial date, but the court has not yet scheduled the matter for trial.

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

On June 19, 2005, the Attorney General of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and six other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts state and federal causes of action for alleged pollution to the Illinois River Watershed from the land application of poultry litter by the defendants and certain contract growers who are not named in the complaint. The Attorney General seeks injunctive relief and compensatory and punitive damages in an unspecified amount. We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the Attorney General’s complaint. On November 14, 2007, the Attorney General filed a motion requesting a preliminary injunction to halt poultry litter land application in the Illinois River Watershed. An evidentiary hearing on the preliminary injunction was completed on March 6, 2008. The court has yet to issue a ruling on Plaintiffs’ request for a preliminary injunction. Discovery in the main case must be completed by March 2, 2009, and trial is scheduled for September 2009.

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

In July 2002, certain cattle producers filed a lawsuit styled Herman Schumacher, et al. vs. Tyson Fresh Meats, Inc., et al. in the U.S. District Court for the District of South Dakota seeking certification of a class of cattle producers and naming as defendants our subsidiary TFM and three other beef packers. The plaintiffs allege that in 2001, during the first six weeks the USDA began its mandatory price reporting program, defendants knowingly used the inaccurate boxed beef cutout prices (cutout prices are determined by the USDA through a formula that averages the prices of the various box beef cuts reported by all packers) calculated and published by the USDA to negotiate the purchase of fed cattle from plaintiffs at prices substantially lower than would have been economically justified had plaintiffs known the accurate higher cutout prices. Plaintiffs contend defendants’ conduct constituted an unfair or deceptive practice or was engaged in for the purpose or with the effect of manipulating or controlling prices in violation of the Packers and Stockyards Act (PSA), 7 U.S.C. §192. The USDA stated that, during the period in question, the beef packers correctly reported beef sales information to the USDA and TFM believes it acted appropriately in its dealings with cattle producers. Trial in this matter commenced on March 31, 2006, and a jury verdict was returned against TFM and two of the other three defendants. The verdict against Tyson was for $4,000,000. On February 15, 2007, the District Court entered judgment against TFM and the other defendants. On March 12, 2007, TFM filed its Notice of Appeal to the United States Court of Appeals for the Eighth Circuit. On January 29, 2008, the Circuit Court of Appeals ruled that plaintiffs had failed to prove the defendants intended to manipulate or control the prices for live cattle. The Circuit Court also noted that the plaintiffs failed to show the defendants knew or should have known of the USDA error, or that the defendants had any duty to inform the plaintiffs of the error. The Circuit Court reversed the District Court’s judgment and directed the District Court to enter judgment in favor of TFM and the other defendants. The District Court has entered a judgment in favor of TFM and the other defendants, and the period for the plaintiffs to appeal the Circuit Court’s decision expired on April 29, 2008.

On January 12, 2006, the Delaware Chancery Court consolidated two previously filed lawsuits and captioned the consolidated action In re Tyson Foods, Inc. Consolidated Shareholder’s Litigation. The defendants in the consolidated complaint are the Tyson Limited Partnership and certain present and former directors of the Company. We are also named as a nominal defendant; however, no relief is sought against us. The lawsuit consists of various derivative claims alleging that the defendants breached their fiduciary duties in connection with the approval of certain consulting contracts for Don Tyson in 2001 and 2004 and Robert Peterson in 2001; the approval and alleged inadequate disclosure during 2001-2004 of certain executive compensation provided; the approval of certain stock option grants in 1999, 2001 and 2003 which were allegedly "timed" to precede favorable announcements; and related-party transactions that were allegedly unfair and allegedly not reviewed or inadequately reviewed by independent directors. The consolidated complaint also asserts, among other things, an additional derivative claim related to defendants’ alleged breach of a 1997 settlement agreement in Herbets v. Tyson, et al., a derivative claim for contempt of the court’s final order in Herbets v. Tyson, et al., and a derivative claim for unjust enrichment pertaining to the other alleged claims. In addition, the consolidated complaint contains a putative class action claim that our 2004 proxy statement contained misrepresentations regarding certain executive compensation. On March 2, 2006, the defendants filed a Motion to Dismiss the consolidated complaint. On February 6, 2007, the court entered an order granting in part and denying in part the defendants’ motion, including dismissing in whole the claims pertaining to the consulting contracts, contempt of the court’s final order in Herbets v. Tyson, et al., and the putative class action claim, and dismissing in part certain of plaintiffs' claims regarding the approval and disclosure of executive compensation and the related-party transactions, but declining to dismiss the remaining claims. On May 16, 2007 the outside director defendants filed a motion for judgment on the pleadings regarding the count dealing with option grants. The court denied the outside directors motion on August 15, 2007. On January 18, 2008, the parties entered into a settlement of the matter which provided for, among other things, a payment to us by Don Tyson and the Tyson Limited Partnership of $4.5 million and the implementation by us of certain governance measures. A settlement hearing was held on April 8, 2008 and the court approved the settlement.

We currently have pending ten separate wage and hour actions involving TFM’s plants located in Lexington, Nebraska (Lopez, et al. v. Tyson Foods, Inc., District of Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., District of Kansas, May 15, 2006), Storm Lake, Iowa (Sharp, et al. v. Tyson Foods, Inc., (N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Robinson, et al. v. Tyson Foods, Inc., d/b/a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007) , Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., District of Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., District of Nebraska, February 29, 2008), Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Council Bluffs, Iowa (Salazar, et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, April 29, 2008; and Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008). The actions allege TFM failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. TFM filed a motion for partial summary judgment in Garcia, based upon an injunction entered in Reich v. IBP, which outlined the types of activities at issue here that are compensable. The District Court of Kansas denied the motion, and TFM appealed to the Tenth Circuit Court of Appeals, arguing that the District Court’s ruling had the effect of improperly modifying the injunction.

On April 2, 2002, four former employees of our Shelbyville, Tennessee, chicken processing plant filed a putative class action complaint styled Trollinger et al. v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Tennessee against us alleging that we, in conjunction with employment agencies and recruiters, engaged in a scheme to hire illegal immigrant workers in 15 of its processing plants to depress wages paid to hourly wage employees at those plants in violation of the federal Racketeer Influenced and Corrupt Practices Act (RICO). On July 16, 2002, the District Court dismissed the case. Following appeal, on June 3, 2004 the Sixth Circuit Court of Appeals reversed the District Court’s dismissal decision and remanded the case for further proceedings. Discovery has been on-going since September 2004. In June 2005, the plaintiffs filed a second amended complaint which included different plaintiffs, narrowed the list of plants at issue to eight and added an allegation that we conspired with certain Hispanic civil rights groups to hire illegal immigrant workers. In addition, the second amended complaint added as defendants John Tyson, Richard Bond, Greg Lee, Archibald Schaffer III, Kenneth Kimbro, Karen Percival, Tim McCoy and Ahrazue Wilt, all of whom are current or former officers or managers of the Company. On August 5, 2005, plaintiffs sought certification of a putative class of all hourly wage employees at the eight Company plants since 1998 who were legally authorized to be employed in the United States. On October 10, 2006, the District Court granted plaintiffs’ motion for class certification. On October 24, 2006, defendants filed with the Sixth Circuit Court of Appeals a petition for interlocutory review of the District Court’s class certification decision. On February 13, 2008, the District Court granted the Company’s and the individual defendants’ motions for summary judgment, dismissing the plaintiffs’ claims with prejudice. The plaintiffs have filed a motion for reconsideration that is presently pending before the District Court.

In November 2006, the Audit Committee of our Board of Directors engaged outside counsel to conduct a review of certain payments that had been made by one of our subsidiaries in Mexico, including payments to individuals employed by Mexican governmental bodies. The payments were discontinued in November 2006. Although the review process is ongoing, we believe the amount of these payments is immaterial, and we do not expect any material impact to our financial statements. We have contacted the Securities and Exchange Commission and the U.S. Department of Justice to inform them of our review and preliminary findings and are cooperating fully with these governmental authorities.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding our purchases of Class A stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
Dec. 30, 2007 to
Jan. 26, 2008	83,206	$14.45	-	22,474,439
Jan. 27 to
Mar. 1, 2008	656,126	13.69	-	22,474,439
Mar. 2 to
Mar. 29, 2008	109,774	16.08	-	22,474,439
Total	(2) 849,106	$14.07	-	22,474,439

(1)

On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

We purchased 849,106 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain company obligations under our equity compensation plans. These transactions included 259,994 shares purchased in open market transactions and 589,112 shares withheld to cover required tax withholdings on the vesting of restricted stock.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

1. The following directors were elected at the annual meeting of stockholders held February 1, 2008:

Directors	Votes For	Votes Withheld
Don Tyson	789,854,701	155,375,198
John Tyson	815,628,034	129,601,864
Richard L. Bond	838,693,993	106,535,906
Scott T. Ford	789,991,563	155,238,335
Lloyd V. Hackley	811,685,252	133,544,646
Jim Kever	835,707,033	109,522,866
Kevin M. McNamara	933,202,173	12,027,726
Jo Ann R. Smith	811,251,825	133,978,074
Barbara A. Tyson	826,189,153	119,040,746
Albert C. Zapanta	811,759,399	133,470,500

2. Proposal to ratify the selection of Ernst & Young LLP, independent registered public accounting firm, as the Company's independent registered public accountant for the fiscal year ending September 27, 2008:

Votes For	939,297,530
Votes Against	4,121,470
Votes Abstained	1,810,896

Item 5.   Other Information

Stock Option Grant Date Notice

The Compensation Committee (“Committee”) of the Company’s Board of Directors adopted a procedure in 2006 to grant non-qualified stock options on the fourth (4th) business day immediately following the date of our release of fiscal year-end earnings to the public, with such options to be granted at the closing price on the date of grant. At the May 1, 2008, quarterly meeting, the Committee approved resolutions stating earnings for fiscal 2008 are currently expected to be released November 10, 2008, and options shall be granted on the 4th day after earnings are released, making the expected option grant date November 14, 2008. The resolutions further stated that if the earnings release date for fiscal 2008 is changed, the option grant date shall also be appropriately changed to fall on the fourth day after the announcement of the earnings.

Separation Agreement and General Release

On April 29, 2008, Mr. J. Alberto Gonzalez-Pita agreed to terminate his position as Executive Vice President and General Counsel of the Company. Also on April 29, 2008, the Company entered into the Separation Agreement and General Release dated as of April 29, 2008, between the Company and Mr. Gonzalez-Pita (the “Separation Agreement”), pursuant to which Mr. Gonzalez-Pita’s employment with the Company ended effective as of May 2, 2008 (the “Separation Date”).

The Separation Agreement provides that, among other things: (i) the Company shall pay Mr. Gonzalez-Pita a severance benefit equal to eighteen (18) months of Mr. Gonzalez-Pita’s base salary, less all legally required deductions, to be paid in substantially equal installments on each of the Company’s regular payroll dates falling between the Separation Date through November 2, 2009 (“Severance Period”); (ii) the Company shall provide Mr. Gonzalez-Pita with certain health benefits through November 2, 2009, and all of Mr. Gonzalez-Pita’s coverage under all Company benefit plans other than its group medical, dental, vision and drug plan(s), including, but not limited to, retirement, disability, accidental death and dismemberment, life insurance, vacation and stock plans shall cease as of the Separation Date; (iii) as soon as practical after the Separation Date, Mr. Gonzalez-Pita is entitled to the delivery of the previously granted 55,409.3465 shares of restricted Class A common stock of the Company, in accordance with the terms and conditions of Mr. Gonzalez-Pita’s restricted stock agreements (including any tax withholding obligations); (iv) all performance stock awards previously granted to Mr. Gonzalez-Pita have been cancelled as of the Separation Date, including any performance shares thereunder; (v) with respect to Mr. Gonzalez-Pita’s previously granted stock option awards, (A) Mr. Gonzalez-Pita may exercise any vested and outstanding stock options awards in accordance with the provisions of each specific stock option grant, (B) any outstanding stock option grants not vested as of the Separation Date but granted on or before May 2, 2005 shall be accelerated and be fully vested as of the Separation Date, and (C) any other unvested stock option awards shall be forfeited; and

(vi) the Company shall deliver all vested stock options and shares of restricted stock to Mr. Gonzalez-Pita in accordance with the Severance Program adopted by the Compensation Committee of the Board of Directors.

In addition, Mr. Gonzalez-Pita has agreed to continue to be bound to the restrictions imposed upon him pursuant to his Executive Employment Agreement, dated October 4, 2004, between Mr. Gonzalez-Pita and the Company, with respect to (a) the disclosure of confidential information and trade secrets; (b) non-solicitation and (c) non-competition and the related enforcement provisions under such employment agreement. Pursuant to the Separation Agreement, Mr. Gonzalez-Pita has released and waived any claims that he might have against the Company and certain parties.

The foregoing summary of the Separation Agreement does not purport to be a complete description of such agreement and is subject to and qualified in its entirety by reference to the text of the Separation Agreement, which is attached hereto as Exhibit 10.3 and is incorporated by reference into this Item 5.

Item 6.   Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description
10.1

Amendment No. 4, dated as of March 7, 2008, to the Company's Five-Year Revolving Credit Agreement, dated as of September 28, 2005, as amended, with the Company, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank International", New York Branch and BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents.

10.2

Amendment No. 4, dated as of March 7, 2008, to the Company's Three-Year Term Loan Agreement, dated as of September 28, 2005, as amended, with Lakeside, as borrower, the Company as guarantor, JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent, Merrill Lynch Capital Canada Inc., as Syndication Agent, and Rabobank Nederland Canadian Branch and BNP Paribas (Canada), as Documentation Agents.

10.3	Separation Agreement and General Release, dated as of April 29, 2008, between the Company and J. Alberto Gonzalez-Pita

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 2, 2008	/s/ Wade Miquelon
Wade Miquelon
Executive Vice President
and Chief Financial Officer

Date: May 2, 2008	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer