Form 10-Q
period 2008-06-28
TYSON FOODS INC
filed 2008-08-01
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 28, 2008.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	285,029,132
Class B Common Stock, $0.10 Par Value (Class B stock)	70,021,155

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Sales	$6,849	$6,618	$19,661	$19,155
Cost of Sales	6,590	6,190	18,772	18,032
	259	428	889	1,123

Selling, General and Administrative	214	216	660	610
Other Charges	-	-	36	2
Operating Income	45	212	193	511
Other (Income) Expense:
Interest income	(3)	(2)	(7)	(6)
Interest expense	51	57	159	176
Other, net	(1)	(9)	(24)	(11)
	47	46	128	159

Income (Loss) from Continuing
Operations before Income Taxes	(2)	166	65	352
Income Tax Expense	1	52	24	117
Income (Loss) from Continuing Operations	(3)	114	41	235
Income (Loss) from Discontinued Operations,
net of tax of $6, $(2), $(2) and $0	12	(3)	(3)	1
Net Income	$9	$111	$38	$236

Weighted Average Shares Outstanding:
Class A Basic	280	279	280	271
Class B Basic	70	70	70	77
Diluted	350	356	355	355
Earnings (Loss) Per Share from Continuing Operations:
Class A Basic	$(0.01)	$0.33	$0.12	$0.69
Class B Basic	$(0.01)	$0.30	$0.11	$0.62
Diluted	$(0.01)	$0.32	$0.12	$0.66
Earnings (Loss) Per Share from Discontinued Operations:
Class A Basic	$0.04	$(0.01)	$(0.01)	$-
Class B Basic	$0.03	$(0.01)	$(0.01)	$-
Diluted	$0.04	$(0.01)	$(0.01)	$-
Net Earnings Per Share:
Class A Basic	$0.03	$0.32	$0.11	$0.69
Class B Basic	$0.02	$0.29	$0.10	$0.62
Diluted	$0.03	$0.31	$0.11	$0.66

Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.120	$0.120
Class B	$0.036	$0.036	$0.108	$0.108

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	June 28, 2008	September 29, 2007
Assets
Current Assets:
Cash and cash equivalents	$55	$42
Accounts receivable, net	1,252	1,246
Inventories	2,473	2,159
Other current assets	192	70
Assets of discontinued operations held for sale	163	164
Total Current Assets	4,135	3,681
Net Property, Plant and Equipment	3,535	3,608
Goodwill	2,500	2,485
Intangible Assets	123	126
Other Assets	355	327
Total Assets	$10,648	$10,227

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$353	$137
Trade accounts payable	1,123	1,050
Other current liabilities	854	928
Total Current Liabilities	2,330	2,115
Long-Term Debt	2,725	2,642
Deferred Income Taxes	333	367
Other Liabilities	485	372
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 300 million shares at June 28, 2008,
and September 29, 2007	30	30
Class B-authorized 900 million shares:
issued 70 million shares at June 28, 2008,
and September 29, 2007	7	7
Capital in excess of par value	1,901	1,877
Retained earnings	2,972	2,993
Accumulated other comprehensive income	99	50
	5,009	4,957
Less treasury stock, at cost-
15 million shares at June 28, 2008,
and 14 million shares at September 29, 2007	234	226
Total Shareholders’ Equity	4,775	4,731
Total Liabilities and Shareholders’ Equity	$10,648	$10,227

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	June 28, 2008	June 30, 2007
Cash Flows From Operating Activities:
Net income	$38	$236
Depreciation and amortization	374	386
Deferred income taxes and other, net	2	25
Net changes in working capital	(379)	(342)
Cash Provided by Operating Activities	35	305

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(330)	(164)
Proceeds from sale of property, plant and equipment	23	65
Proceeds from sale of investment	22	-
Proceeds from sale of marketable securities	87	119
Purchases of marketable securities	(101)	(117)
Proceeds from sale of short-term investment	-	770
Other, net	(16)	8
Cash Provided by (Used for) Investing Activities	(315)	681

Cash Flows From Financing Activities:
Net borrowings on revolving credit facilities	378	78
Payments on debt	(91)	(1,084)
Proceeds from borrowings of debt	3	-
Purchases of treasury shares	(25)	(54)
Dividends	(42)	(42)
Increase in negative book cash balances	51	80
Stock options exercised	8	60
Other, net	4	(8)
Cash Provided by (Used for) Financing Activities	286	(970)

Effect of Exchange Rate Change on Cash	7	4

Increase in Cash and Cash Equivalents	13	20
Cash and Cash Equivalents at Beginning of Year	42	28
Cash and Cash Equivalents at End of Period	$55	$48

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

We believe the accompanying consolidated condensed financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly our financial position as of June 28, 2008, the results of operations for the three and nine months ended and cash flows for the nine months ended June 28, 2008, and June 30, 2007. Results of operations and cash flows are not necessarily indicative of results to be expected for the full year.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; therefore, we expect to adopt SFAS No. 141R for any business combinations entered into beginning in fiscal 2010.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 establishes enhanced disclosure requirements about: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; therefore, we expect to adopt SFAS No. 161 in the second quarter of fiscal 2009.

RECLASSIFICATIONS

Certain reclassifications related to the classification of items on the Consolidated Condensed Financials Statements have been made to conform with current presentations.

NOTE 2: DISCONTINUED OPERATIONS

On June 25, 2008, we entered into a letter of intent with XL Foods Inc. to sell the beef processing, cattle feedyard and fertilizer assets of Lakeside Farm Industries Ltd (Lakeside) for $106 million. Lakeside, our wholly-owned Canadian subsidiary, was part of our Beef segment. XL Foods will pay an additional amount for cattle inventory, fertilizer inventory and packaging assets, estimated to approximate $85 million. This transaction is denominated in Canadian Dollars, so conversion at the closing date to US Dollars could be different than noted above. We will retain the finished product inventory, accounts receivable and accounts payable of the Lakeside operations as of the closing date.

The transaction remains subject to government approvals, receipt of commercially reasonable financing by XL Foods and execution of a definitive agreement between Tyson and XL Foods. We hope to complete the sale by the end of fiscal 2008 and are reporting the Lakeside results as a discontinued operation.

The following is a summary of Lakeside’s operating results (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Sales	$361	$340	$927	$862
Pretax income (loss)	18	(5)	(5)	1

The carrying amounts of Lakeside’s assets held for sale include the following (in millions):

	June 28, 2008	September 29, 2007
Assets of discontinued operations held for sale:
Inventories	$85	$79
Net property, plant and equipment	78	85
Total assets of discontinued operations held for sale	$163	$164

NOTE 3: DISPOSITIONS AND OTHER CHARGES

In the third quarter of fiscal 2008, we recorded estimated charges of $7 million related to flood damage at our Jefferson, Wisconsin, plant. This amount is reflected in the Prepared Foods segment’s Operating Income and included in the Consolidated Condensed Statements of Operations in Cost of Sales. Also in the third quarter of fiscal 2008, we recorded a charge of $6 million related to the impairment of unimproved real property in Memphis, Tennessee. This amount is reflected in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Cost of Sales.

On February 29, 2008, we announced discontinuation of an existing product line and closing of one of our three poultry plants in Wilkesboro, North Carolina. The Wilkesboro Cooked Products plant ceased operations during the second quarter of fiscal 2008. The closure resulted in elimination of approximately 400 jobs. In the second quarter of fiscal 2008, we recorded charges of $13 million for estimated impairment charges. This amount is reflected in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Other Charges. No material adjustments to the accrual are anticipated.

On January 25, 2008, we announced the decision to restructure operations at our Emporia, Kansas, beef plant. Beef slaughter operations ceased during the second quarter of fiscal 2008. However, the facility will still be used to process certain commodity, specialty cuts and ground beef, as well as a cold storage and distribution warehouse. This restructuring resulted in elimination of approximately 1,700 jobs at the Emporia plant. In the second quarter of fiscal 2008, we recorded charges of $10 million for estimated impairment charges and $7 million of other closing costs, consisting of $6 million for employee termination benefits and $1 million in other plant-closing related liabilities. These amounts were reflected in the Beef segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Other Charges. As of June 28, 2008, the $7 million of other closing costs had been paid and no material adjustments to the accrual are anticipated.

In the first quarter of fiscal 2008, we recorded an $18 million non-operating gain as the result of a private equity firm’s purchase of a technology company in which we held a minority interest. This gain was recorded in Other Income in the Consolidated Condensed Statements of Operations.

In the first quarter of fiscal 2008, management approved plans for implementation of certain recommendations resulting from the previously announced FAST initiative, which was focused on process improvement and efficiency creation. As a result, in the first quarter of fiscal 2008, we recorded charges of $6 million related to employee termination benefits resulting from termination of approximately 200 employees. Of these charges, $2 million, $2 million, $1 million and $1 million, respectively, were recorded in the Chicken, Beef, Pork and Prepared Foods segments’ Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Other Charges. As of June 28, 2008, $5 million of employee termination benefits had been paid. No material adjustments to the accrual are anticipated.

In May 2007, we announced completion of the sale of two of our Alabama poultry plants and related support facilities. As part of strategic efforts to reduce production of commodity chicken, we sold our processing plants in Ashland and Gadsden, which also included a nearby feed mill and two hatcheries. These facilities employed approximately 1,200 employees, of which approximately 800 were hired by the acquiring company, while the remaining employees were offered the opportunity to transfer to our other operations in Alabama. We recorded a gain of $10 million on the sale in the third quarter of fiscal 2007. The gain was recorded in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Cost of Sales.

NOTE 4: FINANCIAL INSTRUMENTS

We purchase certain commodities, such as grains, livestock and natural gas in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to these purchases. Contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is accounted for as a hedge, changes in the fair value of the instrument will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is immediately recognized in earnings as a component of cost of sales. Instruments we hold as part of our risk management activities that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings. Changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. Changes in market value of derivatives used in our risk management activities relating to forward sales contracts are recorded in sales. We generally do not hedge anticipated transactions beyond 12 months.

We had derivative related balances of $32 million and $16 million recorded in other current assets at June 28, 2008, and September 29, 2007, respectively, and $82 million and $48 million in other current liabilities at June 28, 2008, and September 29, 2007, respectively.

Cash flow hedges: We use derivatives as a tool to help manage the financial and commodity market risks of our business operations. Derivative products, such as futures and options, are designated to be a hedge against changes in the amount of future cash flows related to commodities procurement.

The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income in Shareholders’ Equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for grain commodity hedges, when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. Ineffectiveness related to our cash flow hedges was not significant during the three and nine months ended June 28, 2008, and June 30, 2007.

Derivative products related to grain procurement that meet the criteria for hedge accounting and are so designated, are considered cash flow hedges, as they hedge against changes in the amount of future cash flows related to commodities procurement. We do not purchase derivative products related to grain procurement in excess of our physical grain consumption requirements. Related to grain hedges, there were $25 million of net gains recorded in accumulated other comprehensive income at June 28, 2008. These gains will be recognized within the next 12 months. Of these gains, the portion resulting from our open hedge positions was a net gain of $5 million as of June 28, 2008.

Fair value hedges: We designate certain futures contracts as fair value hedges of firm commitments to purchase market hogs for slaughter and natural gas for the operation of our plants. From time to time, we also enter into foreign currency forward contracts to hedge changes in the fair value of receivables and purchase commitments arising from changes in the exchange rates of foreign currencies. The fair value of the foreign exchange contracts was not significant as of June 28, 2008, and September 29, 2007. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness related to fair value hedges was not significant during the three and nine months ended June 28, 2008, and June 30, 2007.

Undesignated positions: We hold positions as part of our risk management activities, primarily futures and options for grains, livestock and natural gas, for which we do not apply hedge accounting, but instead mark these positions to fair value through earnings at each reporting date. We generally do not enter into these undesignated positions beyond 18 months. Related to grain positions for which we did not apply hedge accounting, we recognized pretax net gains of approximately $53 million and $125 million in cost of sales for the three and nine months ended June 28, 2008, respectively, which included an unrealized pretax gain on open mark-to-market futures positions of approximately $19 million as of June 28, 2008. We recognized pretax net losses of $9 million and net gains of $58 million for the three and nine months ended June 30, 2007, respectively.

We enter into certain forward sales of boxed beef and boxed pork and forward purchases of cattle at fixed prices. The fixed price sales contracts lock in the proceeds from a sale in the future and the fixed cattle purchases lock in the cost. However, the cost of the livestock and the related boxed beef and boxed pork market prices at the time of the sale or purchase could vary from this fixed price. As we enter into fixed forward sales of boxed beef and boxed pork and forward purchases of cattle, we also enter into the appropriate number of livestock futures positions to mitigate a portion of this risk. Changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date, even though the economic impact of our fixed prices being above or below the market price is only realized at the time of sale or purchase. In connection with these livestock futures, we recorded realized and unrealized net losses of $71 million and $4 million for the three and nine months ended June 28, 2008, respectively, which included an unrealized pretax loss on open mark-to-market futures positions of $80 million as of June 28, 2008. We recorded realized and unrealized net gains of $24 million and $14 million for the three and nine months ended June 30, 2007, respectively.

During fiscal 2006, we discontinued the use of hedge accounting for certain financial instruments in place to hedge forward cattle purchases to provide a natural offset to the gains and losses resulting from our derivatives tied to fixed forward price sales of boxed beef. However, due to changes in our beef market strategies and business conditions, we now have more forward cattle purchase derivatives relative to fixed forward boxed beef sales derivatives which can and have caused mark-to-market earnings volatility. We will prospectively use hedge accounting treatment for certain financial instruments put in place to hedge forward cattle purchases. We anticipate this change will help reduce volatility of quarterly reported beef earnings.

NOTE 5:  INVENTORIES

Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchases, growout (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead related to the purchase and production of inventories. Total inventory consists of the following (in millions):

	June 28, 2008	September 29, 2007
Processed products:
Weighted-average method - chicken and prepared foods	$903	$773
First-in, first-out method - beef and pork	522	514
Livestock - first-in, first-out method	693	573
Supplies and other - weighted-average method	355	299
Total inventory	$2,473	$2,159

NOTE 6:  PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	June 28, 2008	September 29, 2007
Land	$92	$99
Buildings and leasehold improvements	2,443	2,423
Machinery and equipment	4,355	4,255
Land improvements and other	207	200
Buildings and equipment under construction	337	245
	7,434	7,222
Less accumulated depreciation	3,899	3,614
Net property, plant and equipment	$3,535	$3,608

NOTE 7:  OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions)

	June 28, 2008	September 29, 2007
Self-insurance reserves	$237	$259
Accrued salaries, wages and benefits	230	249
Other	387	420
Total other current liabilities	$854	$928

NOTE 8: COMMITMENTS

We guarantee debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of June 28, 2008, was $69 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The terms of the lease maturities cover periods up to seven years. The maximum potential amount of the residual value guarantees is $55 million, of which $22 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At June 28, 2008, and September 29, 2007, no material liabilities for guarantees were recorded.

NOTE 9:  LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	June 28, 2008	September 29, 2007

Revolving credit facility	2010	$-	$-
Senior notes (rates ranging from 6.85% to 8.25%)	2010–2028	2,400	2,475
Lakeside term loan (3.38% effective rate at 6/28/08)	2009	25	25
Accounts receivable securitization (3.30%
effective rate at 6/28/08)	2008, 2010	591	213
Other	Various	62	66
Total debt		3,078	2,779
Less current debt		353	137
Total long-term debt		$2,725	$2,642

We have an unsecured revolving credit facility totaling $1.0 billion that supports short-term funding needs and letters of credit. The facility expires in September 2010. At June 28, 2008, we had outstanding letters of credit totaling $285 million, none of which were drawn upon, issued primarily in support of workers’ compensation insurance programs and derivative activities. The amount available as of June 28, 2008, was $715 million.

We have a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables consisting of $375 million expiring in August 2008 and $375 million expiring in August 2010. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of our accounts receivable are sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company. TRC has its own creditors entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC’s equity holder. At June 28, 2008, there was $295.5 million outstanding under the receivables purchase agreement expiring in August 2008 and $295.5 million outstanding under the agreement expiring in August 2010. The amount available as of June 28, 2008, was $159 million.

Our debt agreements contain various covenants, the most restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. We were in compliance with all covenants at June 28, 2008.

Tyson Fresh Meats, Inc., a wholly-owned subsidiary of the Company, has fully and unconditionally guaranteed $960 million of our senior notes due April 1, 2016. The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); Tyson Fresh Meats, Inc. (TFM Parent); the Non-Guarantor Subsidiaries on a combined basis; the elimination entries necessary to consolidate the TFI Parent, TFM Parent and the Non-Guarantor Subsidiaries; and Tyson Foods, Inc. on a consolidated basis, is provided as an alternative to providing separate financial statements for the guarantor.

Condensed Consolidating Statement of Operations for the three months ended June 28, 2008					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Sales	$3	$4,007	$3,039	$(200)	$6,849
Cost of Sales	57	3,915	2,818	(200)	6,590
	(54)	92	221	-	259
Operating Expenses:
Selling, general and administrative	35	45	134	-	214
Other charges	-	-	-	-	-
Operating Income (Loss)	(89)	47	87	-	45

Other (Income) Expense:
Interest expense, net	46	4	(2)	-	48
Other, net	-	1	(2)	-	(1)
Equity in net earnings of subsidiaries	(90)	(10)	-	100	-
	(44)	(5)	(4)	100	47

Income (Loss) from Continuing Operations
before Income Taxes	(45)	52	91	(100)	(2)
Income Tax Expense (Benefit)	(54)	16	39	-	1
Income from Continuing Operations	9	36	52	(100)	(3)
Income from Discontinued Operations	-	-	12	-	12
Net Income	$9	$36	$64	$(100)	$9

Condensed Consolidating Statement of Operations for the three months ended June 30, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Sales	$-	$3,966	$2,860	$(208)	$6,618
Cost of Sales	-	3,857	2,541	(208)	6,190
	-	109	319	-	428
Operating Expenses:
Selling, general and administrative	38	39	139	-	216
Other charges	-	-	-	-	-
Operating Income (Loss)	(38)	70	180	-	212

Other (Income) Expense:
Interest expense, net	46	7	2	-	55
Other, net	-	(7)	(2)	-	(9)
Equity in net earnings of subsidiaries	(168)	(15)	-	183	-
	(122)	(15)	-	183	46

Income from Continuing Operations
before Income Taxes	84	85	180	(183)	166
Income Tax Expense (Benefit)	(27)	22	57	-	52
Income from Continuing Operations	111	63	123	(183)	114
Loss from Discontinued Operations	-	-	(3)	-	(3)
Net Income	$111	$63	$120	$(183)	$111

Condensed Consolidating Statement of Operations for the nine months ended June 28, 2008					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Sales	$6	$11,436	$8,815	$(596)	$19,661
Cost of Sales	106	11,177	8,085	(596)	18,772
	(100)	259	730	-	889
Operating Expenses:
Selling, general and administrative	89	141	430	-	660
Other charges	1	18	17	-	36
Operating Income (Loss)	(190)	100	283	-	193

Other (Income) Expense:
Interest expense, net	142	15	(5)	-	152
Other, net	(12)	(5)	(7)	-	(24)
Equity in net earnings of subsidiaries	(239)	(36)	-	275	-
	(109)	(26)	(12)	275	128

Income (Loss) from Continuing Operations
before Income Taxes	(81)	126	295	(275)	65
Income Tax Expense (Benefit)	(119)	33	110	-	24
Income from Continuing Operations	38	93	185	(275)	41
Loss from Discontinued Operations	$-	$-	$(3)	$-	$(3)
Net Income	38	93	182	(275)	38

Condensed Consolidating Statement of Operations for the nine months ended June 30, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Sales	$23	$11,326	$8,393	$(587)	$19,155
Cost of Sales	(64)	11,075	7,608	(587)	18,032
	87	251	785	-	1,123
Operating Expenses:
Selling, general and administrative	92	128	390	-	610
Other charges	1	1	-	-	2
Operating Income (Loss)	(6)	122	395	-	511

Other (Income) Expense:
Interest expense, net	139	23	8	-	170
Other, net	(1)	(27)	17	-	(11)
Equity in net earnings of subsidiaries	(332)	(32)	-	364	-
	(194)	(36)	25	364	159

Income from Continuing Operations
before Income Taxes	188	158	370	(364)	352
Income Tax Expense (Benefit)	(48)	42	123	-	117
Income from Continuing Operations	236	116	247	(364)	235
Income from Discontinued Operations	-	-	1	-	1
Net Income	236	116	248	(364)	236

Condensed Consolidating Balance Sheet as of June 28, 2008					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$2	$50	$-	$55
Accounts receivable, net	1	548	1,385	(682)	1,252
Inventories	1	695	1,777	-	2,473
Other current assets	220	33	116	(177)	192
Assets of discontinued operations held for sale	-	-	163	-	163
Total Current Assets	225	1,278	3,491	(859)	4,135
Net Property, Plant and Equipment	43	971	2,521	-	3,535
Goodwill	-	1,501	999	-	2,500
Intangible Assets	-	55	68	-	123
Other Assets	106	100	182	(33)	355
Investment in subsidiaries	8,483	1,039	-	(9,522)	-
Total Assets	$8,857	$4,944	$7,261	$(10,414)	$10,648
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$307	$-	$46	$-	$353
Trade accounts payable	92	454	577	-	1,123
Other current liabilities	899	220	594	(859)	854
Total Current Liabilities	1,298	674	1,217	(859)	2,330
Long-Term Debt	2,471	249	5	-	2,725
Deferred Income Taxes	-	71	295	(33)	333
Other Liabilities	313	105	67	-	485
Shareholders’ Equity	4,775	3,845	5,677	(9,522)	4,775
Total Liabilities and Shareholders’ Equity	$8,857	$4,944	$7,261	$(10,414)	$10,648

Condensed Consolidating Balance Sheet as of September 29, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$-	$39	$-	$42
Accounts receivable, net	1	557	1,461	(773)	1,246
Inventories	-	674	1,485	-	2,159
Other current assets	79	32	18	(59)	70
Assets of discontinued operations held for sale	-	-	164	-	164
Total Current Assets	83	1,263	3,167	(832)	3,681
Net Property, Plant and Equipment	44	1,015	2,549	-	3,608
Goodwill	-	1,499	986	-	2,485
Intangible Assets	-	57	69	-	126
Other Assets	137	113	139	(62)	327
Investment in subsidiaries	8,243	976	-	(9,219)	-
Total Assets	$8,507	$4,923	$6,910	$(10,113)	$10,227
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$120	$-	$17	$-	$137
Trade accounts payable	79	517	454	-	1,050
Other current liabilities	1,008	143	609	(832)	928
Total Current Liabilities	1,207	660	1,080	(832)	2,115
Long-Term Debt	2,355	255	32	-	2,642
Deferred Income Taxes	-	168	261	(62)	367
Other Liabilities	214	94	64	-	372
Shareholders’ Equity	4,731	3,746	5,473	(9,219)	4,731
Total Liabilities and Shareholders’ Equity	$8,507	$4,923	$6,910	$(10,113)	$10,227

Condensed Consolidating Statement of Cash Flows for the nine months ended June 28, 2008					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(206)	$66	$190	$(15)	$35
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1)	(83)	(246)	-	(330)
Proceeds from sale of investment	14	7	1	-	22
Purchase of marketable securities, net	-	-	(14)	-	(14)
Other, net	(13)	29	(9)	-	7
Cash Used for Investing Activities	-	(47)	(268)	-	(315)
Cash Flows From Financing Activities:
Net change in debt	302	(5)	(7)	-	290
Purchase of treasury shares	(25)	-	-	-	(25)
Dividends	(42)	-	(15)	15	(42)
Stock options exercised and other, net	57	(1)	7	-	63
Net change in intercompany balances	(86)	(11)	97	-	-
Cash Provided by (Used for) Financing Activities	206	(17)	82	15	286
Effect of Exchange Rate Change on Cash	-	-	7	-	7
Increase in Cash and Cash Equivalents	-	2	11	-	13
Cash and Cash Equivalents at Beginning of Year	3	-	39	-	42
Cash and Cash Equivalents at End of Period	$3	$2	$50	$-	$55

Condensed Consolidating Statement of Cash Flows for the nine months ended June 30, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(126)	$203	$253	$(25)	$305
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(14)	(21)	(129)	-	(164)
Proceeds from sale of short-term investment	770	-	-	-	770
Sale of marketable securities, net	-	-	2	-	2
Other, net	83	17	(27)	-	73
Cash Provided by (Used for) Investing Activities	839	(4)	(154)	-	681
Cash Flows From Financing Activities:
Net change in debt	(721)	(2)	(283)	-	(1,006)
Purchase of treasury shares	(54)	-	-	-	(54)
Dividends	(42)	-	(25)	25	(42)
Stock options exercised and other, net	128	4	-	-	132
Net change in intercompany balances	(22)	(201)	223	-	-
Cash Used for Financing Activities	(711)	(199)	(85)	25	(970)
Effect of Exchange Rate Change on Cash	-	-	4	-	4
Increase in Cash and Cash Equivalents	2	-	18	-	20
Cash and Cash Equivalents at Beginning of Year	2	1	25	-	28
Cash and Cash Equivalents at End of Period	$4	$1	$43	$-	$48

NOTE 10:  CONTINGENCIES

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

Several private lawsuits are pending against us alleging that we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the Fair Labor Standards Act. These lawsuits include M.H. Fox, et al. v. Tyson Foods, Inc. (Fox), filed on June 22, 1999, in the U.S. District Court for the Northern District of Alabama, and De Asencio v. Tyson Foods, Inc. (DeAsencio), filed on August 22, 2000, in the U.S. District Court for the Eastern District of Pennsylvania. Each of these matters involves similar allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. In Fox, the District Court denied class certification on November 16, 2006, and ordered the cases of the 10 named plaintiffs in the matter to proceed individually in the home jurisdictions of the named plaintiffs. Two of these cases (Brothers and Hatchett) were tried in November 2007 in Alabama with jury verdicts in favor of the plaintiffs. The District Court recently entered judgment in the final of these cases (Fox) after the Company made an offer of judgment to Fox, thereby avoiding trial. However, the District Court must now determine the amount of attorneys’ fees and costs to be awarded to the plaintiffs. In DeAsencio, plaintiffs appealed a jury verdict and final judgment entered in our favor on June 22, 2006, in the District Court. On September 7, 2007, the U.S. Court of Appeals for the Third Circuit reversed the jury verdict and remanded the case to the District Court for further proceedings. We sought rehearing en banc, which was denied by the Court of Appeals on October 5, 2007. The United States Supreme Court denied our petition for a writ of certiorari on June 9, 2008.

In addition to Fox and DeAsencio, additional private lawsuits were filed against us since the beginning of fiscal 2007 which allege we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the Fair Labor Standards Act. These lawsuits are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S. Dist. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E. Dist. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W. Dist. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, March 5, 2007); and Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, May 23, 2007). Similar to Fox and DeAsencio, each of these matters involves allegations employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation. The motion for transfer was granted on August 17, 2007. The cases listed above and five other cases subsequently filed involving the same allegations, including Armstrong, et al. v. Tyson Foods, Inc. (W. Dist. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E. Dist. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E. Dist. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W. Dist. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W. Dist. North Carolina, February 6, 2008), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (“MDL Proceedings”). On January 2, 2008, the Judge in the MDL Proceedings issued a Joint Scheduling and Case Management Order. The Order granted Conditional Class Certification and called for notice to be given to potential putative class members via a third party administrator. The potential class members had until April 18, 2008, to “opt–in” to the class. Approximately 13,800 employees and former employees filed their consents to “opt-in” to the class. As of April 18, 2008, the parties began conducting discovery for a period of 240 days at eight of our facilities and our corporate headquarters in Springdale, Arkansas. Discovery may be conducted at additional facilities in the future.

On November 21, 2002, 10 current and former hourly employees of a TFM case ready facility in Goodlettsville, Tennessee, filed a putative class action lawsuit styled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc. in the U.S. District Court for the Middle District of Tennessee against us claiming violations of the overtime provisions of the Fair Labor Standards Act by failing to pay employees for all hours worked. The suit further alleges employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period. Finally, the suit alleges we deduct 30 minutes per day from employees’ paychecks regardless of whether employees use a full 30-minute period for their meal. The plaintiffs seek a declaration that the defendants did not comply with the Fair Labor Standards Act, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs. On November 17, 2003, the District Court conditionally certified a collective action based on clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001. Approximately 650 current and former employees have opted into the class. On August 20, 2007, both parties filed motions for summary judgment. The court granted in part and denied in part the parties’ motions for partial summary judgment on March 13, 2008. Issues remaining for trial include whether the de minimis defense applies to compensable pre- and post-shift clothes-changing and washing activities occurring between the donning and doffing of the frock, and whether the meal period is compensable. A jury trial is set to begin on September 16, 2008.

NOTE 11: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for pension and other postretirement benefit plans recognized in the Consolidated Condensed Statements of Operations were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$1	$1	$-	$-
Interest cost	1	2	-	1
Amortization of prior service cost	-	1	-	(1)
Expected return on plan assets	(1)	(2)	-	-
Recognized actuarial loss	-	-	1	-
Net periodic benefit cost	$1	$2	$1	$-

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$3	$4	$-	$-
Interest cost	5	5	2	3
Amortization of prior service cost	-	1	-	(2)
Expected return on plan assets	(5)	(5)	-	-
Recognized actuarial loss	-	1	2	-
Net periodic benefit cost	$3	$6	$4	$1

NOTE 12: INCOME TAXES

The effective tax rate for continuing operations was (32.6%) and 31.3% for the third quarter of fiscal years 2008 and 2007, respectively. The effective tax rate for continuing operations was 37.1% and 33.3% for the nine months of fiscal years 2008 and 2007, respectively. The effective rate for the third quarter of fiscal 2008 was impacted by such items as state income taxes, Domestic Production Deduction, general business credits, certain nondeductible items and composition of income and loss between domestic and foreign operations. On December 20, 2006, the President signed into law the Tax Relief and Health Care Act of 2006 which provided for the retroactive extension to December 31, 2007, of certain general business credits that expired on December 31, 2005. As a result, in the first quarter of fiscal 2007, we recognized $4 million of credits relating to fiscal 2006. On October 1, 2007, Mexico’s new IETU tax law was enacted and took effect on January 1, 2008. The enactment of this new law did not have a material impact on the income tax provision for the third quarter and nine months of fiscal 2008.

At the beginning of fiscal 2008, we adopted FIN 48. See Note 1, “Accounting Policies” for the impact of the adoption.

At the beginning of fiscal 2008, our unrecognized tax benefits were $210 million. The amount of unrecognized tax benefits, if recognized, that would affect our effective tax rate was $61 million. During the first quarter of fiscal 2008, the amount of unrecognized tax benefits decreased by approximately $18 million related to U.S. federal income tax settlements. During the third quarter of fiscal 2008, the amount of unrecognized tax benefits increased by approximately $22 million, of which no individual item was material. There were no other material changes for the first nine months of fiscal 2008.

We classify interest and penalties on unrecognized tax benefits as income tax expense. At the beginning of fiscal 2008, before tax benefits, we had $70 million of accrued interest and penalties on unrecognized tax benefits.

Within the next twelve months from the date of adoption, tax audit resolutions could potentially reduce unrecognized tax benefits by approximately $50 million, either because tax positions are sustained on audit or because we agree to their disallowance. Of this amount, a payment of tax of $13 million was made during the first quarter of fiscal 2008. There were no other material changes during the first nine months of fiscal 2008. We are subject to income tax examinations for U.S. federal income taxes for fiscal years 1998 through 2007, and for foreign, state and local income taxes for fiscal years 2001 through 2007.

NOTE 13:  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Numerator:
Net income (loss) from continuing operations	$(3)	$114	$41	$235
Net income (loss) from discontinued operations	12	(3)	(3)	1
Net income	9	111	38	236
Less Dividends:
Class A ($0.040/share/quarter)	11	12	34	34
Class B ($0.036/share/quarter)	3	2	8	8
Undistributed earnings (losses)	$(5)	$97	$(4)	$194

Class A undistributed earnings (losses)	(4)	78	(3)	155
Class B undistributed earnings (losses)	(1)	19	(1)	39
Total undistributed earnings (losses)	$(5)	$97	$(4)	$194

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	280	279	280	271
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	70	70	70	77
Effect of dilutive securities:
Stock options and restricted stock	-	7	5	7
Denominator for diluted earnings per
share – adjusted weighted average
shares and assumed conversions	350	356	355	355

Earnings (Loss) Per Share from Continuing Operations:
Class A Basic	$(0.01)	$0.33	$0.12	$0.69
Class B Basic	$(0.01)	$0.30	$0.11	$0.62
Diluted	$(0.01)	$0.32	$0.12	$0.66

Earnings (Loss) Per Share from Discontinued Operations:
Class A Basic	$0.04	$(0.01)	$(0.01)	$-
Class B Basic	$0.03	$(0.01)	$(0.01)	$-
Diluted	$0.04	$(0.01)	$(0.01)	$-

Net Earnings Per Share
Class A Basic	$0.03	$0.32	$0.11	$0.69
Class B Basic	$0.02	$0.29	$0.10	$0.62
Diluted	$0.03	$0.31	$0.11	$0.66

Approximately 23 million and 11 million of our option shares were antidilutive for the three and nine months ended June 28, 2008, respectively, and zero and 6 million were antidilutive for the three and nine months ended June 30, 2007, respectively. These shares were not included in the dilutive earnings per share calculation.

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

NOTE 14:  COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net income	$9	$111	$38	$236
Other comprehensive income, net of tax:
Postretirement benefits reserve
adjustment	-	-	(1)	-
Currency translation adjustment	13	15	22	20
Investments unrealized loss	(1)	(1)	(1)	-
Net hedging unrealized gain (loss)	(4)	(8)	19	19
Net hedging unrealized (gain) loss
reclassified to cost of sales	10	(12)	10	(19)
Total comprehensive income	$27	$105	$87	$256

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Income tax benefit (expense):
Postretirement benefits reserve
adjustment	$-	$-	$(1)	$-
Net hedging unrealized gain (loss)	2	5	(13)	(12)
Net hedging unrealized (gain) loss
reclassified to cost of sales	(6)	7	(6)	12
Total income tax benefit (expense)	$(4)	$12	$(20)	$-

NOTE 15:  SEGMENT REPORTING

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

Information on segments and a reconciliation to income (loss) from continuing operations before income taxes are as follows (in millions):

	Three Months Ended				Nine Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
Sales:
Chicken	$2,251		$2,068		$6,503		$6,065
Beef	2,980		3,022		8,557		8,569
Pork	926		853		2,583		2,485
Prepared Foods	683		666		1,991		2,004
Other	9		9		27		32
Total Sales	$6,849		$6,618		$19,661		$19,155

Operating Income (Loss):
Chicken	$(44)	(a)	$95	(c)	$(70)	(d)	$229	(c)
Beef	3		36		(73)	(e)	33
Pork	54		37		193	(f)	111
Prepared Foods	6	(b)	26		58	(b)	77	(i)
Other	26		18		85		61
Total Operating Income	45		212		193	(g)	511	(j)

Other Expense, net	47		46		128	(h)	159

Income (loss) from Continuing Operations before Income Taxes	$(2)		$166		$65		$352

a.	Includes charges of $6 million related to the impairment of unimproved real property in Memphis, Tennessee.
b.	Includes charges of $7 million related to flood damage at our Jefferson, Wisconsin, plant.
c.	Includes gain of $10 million related to the sale of the Gadsden, Alabama, and Ashland, Alabama, facilities.
d.

Includes charges of $13 million related to the closing of our Wilkesboro, North Carolina, Cooked Products plant, $6 million related to the impairment of unimproved real property in Memphis, Tennessee, and $5 million related to software impairments.

e.	Includes charges of $17 million related to the restructuring of our Emporia, Kansas, operation and $8 million related to the impairment of packaging equipment.
f.	Includes charges of $4 million related to the impairment of packaging equipment.
g.	Includes charges of $6 million related to severance accruals, which were allocated among the segments.
h.	Includes an $18 million non-operating gain related to the sale of an investment.
i.	Includes charges of $6 million related to an intangible asset impairment.
j.	Includes gain of $9 million related to a disposition of aircraft, which was allocated among the segments.

The Beef segment had sales of $36 million and $32 million in the third quarter of fiscal years 2008 and 2007, respectively, and sales of $97 million and $81 million in the nine months of fiscal years 2008 and 2007, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $127 million and $137 million in the third quarter of fiscal years 2008 and 2007, respectively, and sales of $371 million and $392 million in the nine months of fiscal years 2008 and 2007, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Description of the Company

We are the world’s largest meat protein company and the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. We produce, distribute and market chicken, beef, pork, prepared foods and related allied products. Our operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors that influence our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost of live cattle and hogs, raw materials and grain and operating efficiencies of our facilities.

Overview
●

Chicken Segment – Third quarter fiscal 2008 operating results declined as compared to the third quarter of fiscal 2007 due largely to increased input costs, including increased grain costs of $140 million, which were partially offset by increased net gains of $59 million from our commodity risk management activities related to grain purchases and increased average sales prices, and approximately $60 million of increased raw material, logistics and energy costs as compared to the third quarter of fiscal 2007.

●

Beef Segment – Operating results declined as compared to the third quarter of fiscal 2007 due to a decline of $95 million from our commodity risk management activities related to forward futures contracts for live cattle, excluding the related impact from the physical sale and purchase transactions. This decline included a $75 million loss in the third quarter of fiscal 2008, compared to a $20 million gain in the third quarter of fiscal 2007. While sales volumes were down due primarily to lower production capacity with the closure of the Emporia, Kansas, slaughter operation, operating margins improved due to an increase in average sales prices and lower average live cattle prices. Lakeside discontinued operations included pretax income of $18 million in the third quarter of fiscal 2008, which were excluded from the Beef segment results.

●	Pork Segment – Operating margins continue to be strong due to adequate hog supplies and strong domestic and export pork demand.
●

Prepared Foods Segment – Sales volume for the third quarter of fiscal 2008 increased as compared to the same quarter last year; however, operating income declined due to increased raw material costs, including wheat, dairy and cooking ingredients, in addition to charges related to flood damage at our Jefferson, Wisconsin, plant.

●

In June 2008, we announced the acquisition of 51% ownership of Godrej Foods, Ltd., a poultry processing business in India. The joint venture, which will be called Godrej Tyson Foods, is expected to have annual sales around $50 million and anticipates expanding operations. Godrej Foods currently sells retail fresh and further processed chicken.

●

In June 2008, we entered into a letter of intent to sell Lakeside Farm Industries (Lakeside), our Canadian beef operation, to XL Foods, Inc., a Canadian-owned beef processing business. Under the terms of the agreement, Tyson will sell Lakeside for $106 million and retain the finished product inventory, accounts receivable and accounts payable of Lakeside as of the closing date. XL Foods will pay an additional amount for cattle inventory, fertilizer inventory and packaging assets, estimated to approximate $85 million. The transaction remains subject to government approvals, receipt of commercially reasonable financing by XL Foods, Inc. and execution of a definitive agreement by the parties. The results of Lakeside are reported as discontinued operations.

in millions, except per share data	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Income (loss) from continuing operations	$(3)	$114	$41	$235
Income (loss) from continuing operations – EPS	(0.01)	0.32	0.12	0.66

Income (loss) from discontinued operations	12	(3)	(3)	1
Income (loss) from discontinued operations - EPS	0.04	(0.01)	(0.01)	-

Net income	9	111	38	236
Net income - EPS	0.03	0.31	0.11	0.66

Third quarter and nine months of fiscal 2008 – Income (loss) from continuing operations includes the following items:
●	$7 million charge related to flood damage at our Jefferson, Wisconsin, plant; and
●	$6 million charge related to impairment of unimproved real property in Memphis, Tennessee.
Nine months of fiscal 2008 – Income (loss) from continuing operations includes the following items:
●	$17 million charge related to restructuring our Emporia, Kansas, beef operation;
●	$13 million charge related to closing our Wilkesboro, North Carolina, Cooked Products poultry plant;
●	$12 million charge related to impairment of packaging equipment;
●	$6 million of severance charges related to the FAST initiative;
●	$5 million in charges related to software impairments; and
●	$18 million non-operating gain related to sale of an investment.
Third quarter and nine months of fiscal 2007 – Income (loss) from continuing operations includes the following items:
●	$10 million gain on sale of Gadsden, Alabama, and Ashland, Alabama facilities; and
●	$5 million charge related to a software impairment.
Nine months of fiscal 2007 – Income (loss) from continuing operations includes the following items:
●	$9 million gain on disposition of aircraft; and
●	$6 million charge related to an intangible asset impairment.

Outlook

●

Chicken – Grain costs will continue to have a negative impact in the fourth quarter, as these costs are estimated to increase by approximately $200 million as compared to the fourth quarter of fiscal 2007. In addition, raw material, logistics and energy costs are also expected to increase by approximately $50 million compared to the fourth quarter of fiscal 2007. We expect the fourth quarter of fiscal 2008 will continue to be difficult, with losses likely to exceed the third quarter.

●

Beef – We expect to have a favorable fourth quarter, which will be impacted positively by improving export demand. While cattle supply will experience usual seasonal declines, we still anticipate an ample supply of cattle available to run our plants efficiently.

●

Pork – Operating results should continue to be strong. Sow liquidation will likely accelerate, but will not have an immediate impact on hog supplies. We expect to have a sufficient number of hogs available to run our plants efficiently in the upcoming quarters.

●

Prepared Foods – We expect to have a strong fourth quarter in our pepperoni business with the tight supplies resulting from lost production due to the June floods at our Jefferson, Wisconsin, plant. We plan to resume operations in Jefferson in August 2008.

●

Acquisitions - We are working to complete one additional integrated poultry joint venture in Asia, as well as two integrated poultry transactions in Brazil. We expect to reach agreement on these transactions during fiscal 2008.

Summary of Results

Sales

in millions	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Sales	$6,849	$6,618	$19,661	$19,155
Change in average sales price	2.9%		3.7%
Change in sales volume	0.6%		(1.0)%
Sales growth	3.5%		2.6%

Third quarter - Fiscal 2008 vs Fiscal 2007
●

The improvement in sales was largely due to improved average sales prices, which accounted for an increase of approximately $233 million. We had an increase in average sales prices in each of the Chicken, Beef and Pork segments.

● Sales volume had a minimal effect on the change in total sales, which included a decrease in Beef segment volumes, offset by increases in the Pork, Chicken and Prepared Foods segments.
Nine months - Fiscal 2008 vs Fiscal 2007
●

The improvement in sales was largely due to improved average sales prices, which accounted for an increase of approximately $766 million. Increased average sales prices in the Chicken and Beef segments were partially offset by decreased average sales prices in the Pork segment.

●

Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of approximately $260 million. This was primarily due to a decrease in Beef volume and the sale of two poultry production facilities in the third quarter fiscal 2007, partially offset by an increase in Pork volume.

Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Cost of sales	$6,590	$6,190	$18,772	$18,032
Gross margin	3.8%	6.5%	4.5%	5.9%
Cost of sales as a percentage of sales	96.2%	93.5%	95.5%	94.1%

Third quarter - Fiscal 2008 vs Fiscal 2007
●	Cost of sales increased $400 million. Cost per pound contributed $409 million to the increase, offset partially by a decrease in sales volume reducing cost of sales $9 million.
●

Increase in grain costs in the Chicken segment of $140 million, partially offset by increased net gains of $59 million from our commodity risk management activities related to grain purchases. Additionally, costs were negatively impacted by an increase of approximately $60 million in other raw material, logistics and energy costs.

●

Increase in realized and unrealized net losses of $101 million from our commodity trading risk management activities related to forward futures contracts for live cattle and hog purchases, as compared to the same period last year. This amount excludes the impact from related physical purchase transactions, which will impact future period operating results.

	●	Increase in operating costs in the Beef and Pork segments of approximately $47 million.
	●	Overall decrease due to sales volume included lower Beef sales volumes, offset by higher Chicken, Pork and Prepared Foods sales volumes.
Nine months - Fiscal 2008 vs Fiscal 2007
●	Cost of sales increased $740 million. Cost per pound contributed to a $992 million increase, offset partially by a decrease in sales volume reducing cost of sales $252 million.
●

Increase in grain costs in the Chicken segment of $349 million, partially offset by increased net gains of $49 million from our commodity risk management activities related to grain purchases. Additionally, costs were negatively impacted by an increase of approximately $145 million in other raw material, logistics and energy costs.

	●	Increase in average domestic live cattle costs of approximately $87 million.
	●	Increase in operating costs in the Beef and Pork segments of approximately $129 million.
	●	Decrease due to sales volume included lower Beef and Chicken sales volumes, partially offset by higher Pork sales volumes.
	●	Decrease in average live hog costs of approximately $197 million.

Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Selling, general and administrative expenses	$214	$216	$660	$610
As a percentage of sales	3.1%	3.3%	3.4%	3.2%

Third quarter - Fiscal 2008 vs Fiscal 2007
●	Decrease of $5 million due to a software impairment recorded in fiscal 2007.
●	Decrease of $4 million due to a reduction in earnings-based incentive compensation.
●	Increase of $9 million related to favorable investment returns on company-owned life insurance in fiscal 2007.
Nine months - Fiscal 2008 vs Fiscal 2007
●	Increase of $37 million related to advertising and sales promotions.
●	Increase of $22 million related to unfavorable investment returns on company-owned life insurance.
●	Increase of $9 million due to a gain recorded in fiscal 2007 on the disposition of an aircraft.
●	Decrease of $9 million due to a reduction in earnings-based incentive compensation.
●	Decrease of $5 million due to a software impairment recorded in fiscal 2007.

Other Charges

in millions	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Other charges	$-	$-	$36	$2

Nine months of fiscal 2008
●	Includes $17 million charge related to restructuring our Emporia, Kansas, beef operation.
●	Includes $13 million charge related to closing our Wilkesboro, North Carolina, Cooked Products poultry plant.
●	Includes $6 million of severance charges related to the FAST initiative.

Interest Expense

in millions	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Interest expense	$51	$57	$159	$176
Average borrowing rate	6.5%	7.3%	7.0%	7.3%
Change in weekly debt	3.2%		(3.8)%

Other Income, net

in millions	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Other income, net	$1	$9	$24	$11

Nine months of fiscal 2008
●	Includes $18 million non-operating gain related to the sale of an investment.

Effective Tax Rate

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Effective tax rate	(32.6)%	31.3%	37.1%	33.3%

Third quarter and nine months of fiscal 2008 – The effective tax rate was impacted by:
●	the Domestic Production Deduction;
●	general business credits;
●	amounts relating to company-owned life insurance and certain other nondeductible expense items; and
●	composition of income and loss between domestic and foreign operations.
Third quarter of fiscal 2007 – The effective tax rate was impacted by:
●	the Domestic Production Deduction;
●	the Extraterritorial Income Exclusion;
●	reversal of valuation allowances;
●	general business credits; and
●	certain nondeductible expense items.
Nine months of fiscal 2007 – The effective tax rate was impacted by:
●	the Domestic Production Deduction;
●	the Extraterritorial Income Exclusion;
●	reversal of valuation allowances;
●	general business credits;
●	recognition of $4 million of expired credits relating to fiscal 2006 due to retroactive extension enacted in the first quarter of fiscal 2007; and
●	certain nondeductible expense items.

Segment Results

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and segment profit (loss), which we measure at the operating income (loss) level.

in millions	Sales
	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Chicken	$2,251	$2,068	$6,503	$6,065
Beef	2,980	3,022	8,557	8,569
Pork	926	853	2,583	2,485
Prepared Foods	683	666	1,991	2,004
Other	9	9	27	32
Total	$6,849	$6,618	$19,661	$19,155

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Chicken	$(44)	$95	$(70)	$229
Beef	3	36	(73)	33
Pork	54	37	193	111
Prepared Foods	6	26	58	77
Other	26	18	85	61
Total	$45	$212	$193	$511

Chicken Segment Results
in millions
	Three Months Ended			Nine Months Ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	Change	2008	2007	Change
Sales	$2,251	$2,068	$183	$6,503	$6,065	$438
Sales Volume Change			1.9%			(2.6)%
Avg. Sales Price Change			6.9%			10.0%

Operating Income (Loss)	$(44)	$95	$(139)	$(70)	$229	$(299)
Operating Margin	(2.0)%	4.6%		(1.1)%	3.8%

Third quarter and nine months of fiscal 2008
●	Includes $6 million charge related to impairment of unimproved real property in Memphis, Tennessee.
Third quarter and nine months of fiscal 2007
●	Includes $10 million gain on sale of two poultry plants and related support facilities.
Nine months of fiscal 2008
●	Includes $13 million charge related to closing our Wilkesboro, North Carolina, Cooked Products plant.
●	Includes $5 million in charges related to software impairments.

Third quarter - Fiscal 2008 vs Fiscal 2007
●

Sales increased due to an increase in average sales prices, as well as an increase in sales volumes. Operating results were adversely impacted by increased grain costs of $140 million, partially offset by net gains of $59 million from our commodity trading risk management activities related to grain purchases. Operating results were also negatively impacted by approximately $60 million of increased raw material, logistics and energy costs.

Nine months - Fiscal 2008 vs Fiscal 2007
●

Sales increased due to an increase in average sales prices, partially offset by a decrease in sales volumes due to the sale of two poultry plants in fiscal 2007. Operating results were adversely impacted by increased grain costs of $349 million, partially offset by net gains of $49 million from our commodity trading risk management activities related to grain purchases. Operating results were also negatively impacted by increased selling, general and administrative expenses of $36 million, which was primarily due to increased advertising and promotion expenses, as well as approximately $145 million of increased raw material, logistics and energy costs.

Beef Segment Results

in millions
	Three Months Ended			Nine Months Ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	Change	2008	2007	Change
Sales	$2,980	$3,022	$(42)	$8,557	$8,569	$(12)
Sales Volume Change			(3.9)%			(3.5)%
Avg. Sales Price Change			2.6%			3.5%

Operating Income (Loss)	$3	$36	$(33)	$(73)	$33	$(106)
Operating Margin	0.1%	1.2%		(0.9)%	0.4%

Nine months of fiscal 2008
●	Includes $17 million charge related to restructuring our Emporia, Kansas, operation.
●	Includes $8 million charge related to impairment of packaging equipment.

Third quarter - Fiscal 2008 vs Fiscal 2007
●

Sales were impacted negatively by decreased sales volumes due primarily to lower production capacity with the closure of the Emporia, Kansas, slaughter operation, partially offset by improved average sales prices. Operating results were negatively impacted by a decline of $95 million from our commodity risk management activities related to forward futures contracts for live cattle as compared to the same period of last year. This amount excludes the impact from related physical sale and purchase transactions, which will impact future period operating results. Operating results were also negatively impacted by higher operating costs. Operating results were positively impacted by a decrease in average live prices.

Nine months - Fiscal 2008 vs Fiscal 2007
●

Sales were impacted negatively by decreased sales volumes due primarily to lower production capacity with the closure of the Emporia, Kansas, slaughter operation, partially offset by improved average sales prices. Operating results were negatively impacted by higher operating costs. Operating results were also negatively impacted by a decline of $22 million from our commodity risk management activities related to forward futures contracts for live cattle as compared to the same period of last year. This amount excludes the impact from related physical sale and purchase transactions, which will impact future period operating results. Operating results were positively impacted by an increase in average sales prices that exceeded the increase in average live prices.

Pork Segment Results

in millions
	Three Months Ended			Nine Months Ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	Change	2008	2007	Change
Sales	$926	$853	$73	$2,583	$2,485	$98
Sales Volume Change			5.8%			7.4%
Avg. Sales Price Change			2.7%			(3.2)%

Operating Income	$54	$37	$17	$193	$111	$82
Operating Margin	5.8%	4.3%		7.5%	4.5%

Nine months of fiscal 2008
●	Includes $4 million charge related to impairment of packaging equipment.

Third quarter and nine months - Fiscal 2008 vs Fiscal 2007
●

Operating results were impacted positively by lower average live prices and strong export sales, which led to increased sales volumes. Operating results were positively impacted in the third quarter and nine months of fiscal 2008 by improvements of $10 million and $86 million, respectively, from our commodity risk management activities related to forward futures contracts for live hogs as compared to the same periods of fiscal 2007. These amounts exclude the impact from related physical sale and purchase transactions, which will impact future period operating results. This was partially offset by higher operating costs, as well as lower average sales prices in the nine months of fiscal 2008.

Prepared Foods Segment Results

in millions
	Three Months Ended			Nine Months Ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	Change	2008	2007	Change
Sales	$683	$666	$17	$1,991	$2,004	$(13)
Sales Volume Change			4.1%			0.8%
Avg. Sales Price Change			(1.6)%			(1.4)%

Operating Income	$6	$26	$(20)	$58	$77	$(19)
Operating Margin	0.9%	3.9%		2.9%	3.8%

Third quarter and nine months of fiscal 2008
●	Includes $7 million charge related to flood damage at our Jefferson, Wisconsin, plant.
Nine months of fiscal 2007
●	Includes $6 million charge related to an intangible asset impairment.

Third quarter and nine months - Fiscal 2008 vs Fiscal 2007
●	Operating results were negatively impacted by lower average sales prices and higher raw material costs, which include wheat, dairy and cooking ingredient costs, partially offset by lower pork costs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs for working capital, capital expenditures and international growth are expected to be met through cash flows provided by operating activities, anticipated proceeds from the Lakeside sale, or short-term borrowings.

Cash Flows from Operating Activities

in millions	Nine Months Ended
	June 28, 2008	June 30, 2007
Net income	$38	$236
Non-cash items in net income:
Depreciation and amortization	374	386
Deferred taxes and other, net	2	25
Net cash provided by operating activities
before net changes in working capital	414	647
Net changes in working capital	(379)	(342)
Net cash provided by operating activities	$35	$305

Net cash provided by operating activities before net changes in working capital represents net income adjusted for non-cash income and expenses.

Net changes in working capital for the nine months ended:
●	June 28, 2008 – Net cash provided by operating activities decreased primarily due to higher inventory and accounts receivable balances, as well as change in income tax balances.
●	June 30, 2007 – Net cash provided by operating activities decreased primarily due to higher inventory and accounts receivable balances, as well as a decrease in interest payable.

Cash Flows from Investing Activities

in millions	Nine Months Ended
	June 28, 2008	June 30, 2007
Additions to property, plant and equipment	$(330)	$(164)
Proceeds from sale of property, plant and equipment	23	65
Proceeds from sale of investment	22	-
Proceeds from (purchases of) marketable securities, net	(14)	2
Proceeds from sale of short-term investment	-	770
Other, net	(16)	8
Net cash provided by (used for) investing activities	$(315)	$681

●	Expenditures for property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.
	●	Capital spending for fiscal 2008 is expected to be approximately $425 million.
●

In June 2007, we, along with Syntroleum Corporation, announced the formation of Dynamic Fuels LLC (Dynamic), a 50/50 joint venture, which will produce renewable synthetic fuels targeting the renewable diesel, jet and military fuel markets. The cost to construct the first facility is estimated to be $150 million. In the third quarter of fiscal 2008, the Louisiana State Bond Commission approved the issuance to Dynamic of $100 million of Gulf Opportunity Zone tax-exempt bonds made available by the Federal government to the regions affected by Hurricanes Katrina and Rita in 2005. We anticipate the bonds will be issued in late September or early October 2008. Construction is expected to begin in 2008 and continue through late 2009, with production targeted for early 2010.

●

In fiscal 2007, we used proceeds from sale of short-term investment to repay our outstanding $750 million 7.25% Notes due October 1, 2006. The short-term investment was purchased in fiscal 2006 with proceeds from issuance of $1.0 billion of senior notes maturing on April 1, 2016 (2016 Notes).

Cash Flows from Financing Activities

in millions	Nine Months Ended
	June 28, 2008	June 30, 2007
Net borrowings on revolving credit facilities	$378	$78
Payments on debt	(91)	(1,084)
Proceeds from borrowings of debt	3	-
Purchases of treasury shares	(25)	(54)
Dividends	(42)	(42)
Increase in negative book cash balances	51	80
Stock options exercised	8	60
Other, net	4	(8)
Net cash provided by (used for) financing activities	$286	$(970)

●	Net borrowings on revolving credit facilities primarily include borrowings related to the accounts receivable securitization.
●

In fiscal 2007, we used proceeds from sale of the short-term investment to repay our outstanding $750 million 7.25% Notes due October 1, 2006. In addition, we used cash from operations to reduce the amount outstanding under the Lakeside term loan by $150 million and repay the outstanding $125 million 7.45% Notes due June 1, 2007.

●

We expect to use cash from operations or proceeds from the disposition of Lakeside to repay our short-term debt. We expect to extend the expiration date under the receivables purchase agreement expiring in August 2008.

Liquidity

in millions
			Outstanding
			Letters of
		Facility	Credit (no	Amount	Amount
	Expiration Date	Amount	draw downs)	Borrowed	Available
Revolving credit facility	September 2010	$1,000	$285	$-	$715
Receivables purchase agreement	Aug 2008, Aug 2010	750	-	591	159
Unused borrowing capacity					$874

●

The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs and derivative activities.

●

The receivables purchase agreement allows us to sell up to $750 million of trade receivables, consisting of $375 million expiring in August 2008 and $375 million expiring in August 2010. We plan to extend the agreement expiring in August 2008. While we expect the new agreement will continue to provide us $750 million of committed capacity, new terms defining eligible receivables could result in less than $750 million being available for borrowing.

●

The Louisiana State Bond Commission approved the issuance to Dynamic of $100 million of Gulf Opportunity Zone tax-exempt bonds made available by the Federal government to the regions affected by Hurricanes Katrina and Rita in 2005. We anticipate the bonds will be issued in late September or early October 2008. We agreed to issue a guarantee for the full amount of the bond issuance, which generally requires a letter of credit, in exchange for eight million Syntroleum stock warrants valued at $0.01 each. The letter of credit will be issued when the bonds are issued, at which time we will receive the Syntroleum stock warrants. We have concluded Dynamic is a variable interest entity as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” When we issue the letter of credit to support the bond issuance, we anticipate we will become the primary beneficiary of Dynamic and will consolidate Dynamic at that time.

●

We hope to complete the sale of Lakeside by the end of fiscal 2008, with plans to use proceeds as available to pay down debt. Inclusive of working capital of Lakeside initially retained by us at closing, as well as consideration received from XL Foods, we expect the following future cash flows: $56 million received at closing; approximately $130 million within 60 days of closing; $20 million in calendar 2009; $49 million in notes receivable, plus interest, to be paid over two years by XL Foods; and $30 million of XL Foods preferred stock redeemable over 5 years. The discontinuance of Lakeside’s operations will not have a material affect on our future operating cash flows.

●	Our current ratio was 1.77 to 1 and 1.74 to 1 at June 28, 2008, and September 29, 2007, respectively.

Capitalization

in millions
	June 28, 2008	September 29, 2007
Debt securities	$2,400	$2,475
Term loan	25	25
Other indebtedness	653	279
Total Debt	3,078	2,779

Total Equity	4,775	4,731

Debt to Capitalization Ratio	39.2%	37.0%

Credit Ratings

S&P currently rates the 2016 Notes “BBB-” and Moody’s currently rates this debt “Ba1.” The pretax impact to earnings of a downgrade would be approximately $2.4 million annually, per ratings level reduction per agency, related to increased interest expense on the 2016 Notes.

S&P's corporate credit rating for the Company is currently “BBB-,” with a negative rating outlook. Moody’s corporate family rating for the Company is currently “Ba1,” with a negative rating outlook. The pretax impact to earnings of a downgrade would be approximately $1.5 million annually, per one notch reduction per agency, excluding any increased interest expense related to the 2016 Notes.

Debt Covenants

Our debt covenants contain various covenants, the most restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. We were in compliance with all covenants at June 28, 2008.

CONTRACTUAL OBLIGATIONS

Contractual obligations at June 28, 2008, have not materially changed from the amounts disclosed in our Annual Report on Form 10-K for the year ended September 29, 2007. However, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48) at the beginning of fiscal 2008. As a result of the adoption of FIN 48, we have unrecognized tax benefits of $212 million at June 28, 2008. See Note 1, “Accounting Policies” in the Notes to Consolidated Condensed Financial Statements for additional information related to the adoption of FIN 48.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; therefore, we expect to adopt SFAS No. 141R for any business combinations entered into beginning in fiscal 2010.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 establishes enhanced disclosure requirements about: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; therefore, we expect to adopt SFAS No. 161 in the second quarter of fiscal 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Market risk relating to our operations results primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address certain of these risks, we enter into various derivative transactions as described below. If a derivative instrument is accounted for as a hedge, as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value, as defined by SFAS No. 133, is recognized immediately. Additionally, we hold certain positions, primarily in grain and livestock futures that either do not meet the criteria for hedge accounting or are not designated as hedges. These positions are marked to market, and the unrealized gains and losses are reported in earnings at each reporting date. The changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales. The changes in market value of derivatives used in our risk management activities surrounding forward sales contracts are recorded in sales.

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

Commodities Risk: We purchase certain commodities, such as grains, livestock and natural gas in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of June 28, 2008, and September 29, 2007, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge positions. The following sensitivity analysis reflects the impact on earnings for changes in the fair value of open positions.

Effect of 10% change in fair value		in millions
	June 28, 2008	September 29, 2007
Livestock:
Cattle	$57	$33
Hogs	29	64

Grain	29	9
Natural Gas	-	2

Interest Rate Risk: At June 28, 2008, we had fixed-rate debt of $2.4 billion with a weighted average interest rate of 7.5%. We have exposure to changes in interest rates on this fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $38 million at June 28, 2008, and $58 million at September 29, 2007. The fair value of our debt was estimated based on quoted market prices and/or published interest rates.

At June 28, 2008, we had variable rate debt of $654 million with a weighted average interest rate of 3.4%. A hypothetical 10% increase in interest rates effective at June 28, 2008, and September 29, 2007, would have a minimal effect on interest expense.

Foreign Currency Risk: We have non-cash foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at June 28, 2008, and September 29, 2007, would have a minimal effect on pretax income.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2007 Annual Report filed on Form 10-K, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2007 Annual Report.

Item 4. Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 28, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

In the quarter ended June 28, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to the discussion of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 10: Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

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

In May 2004, representatives of our subsidiary, Tyson Fresh Meats, Inc. (TFM), met with the U.S. Environmental Protection Agency (USEPA) staff to discuss alleged wastewater and late report filing violations under the Clean Water Act relating to the 2002 Second and Final Consent Decree that governed compliance requirements for TFM’s Dakota City, Nebraska, facility. During that meeting, USEPA advised TFM that the USEPA may assess stipulated penalties up to a maximum of approximately $338,000 for those alleged violations. TFM vigorously disputes these allegations. The U.S. Department of Justice (DOJ), on behalf of USEPA, recently requested that TFM enter into a tolling agreement, which was executed in July 2008, and enter into negotiations with DOJ and USEPA regarding a potential settlement of this matter.

On January 9, 2003, we received a notice of liability letter from Union Pacific Railroad Company relating to our alleged contributions of waste oil to the Double Eagle Refinery Superfund Site in Oklahoma City, Oklahoma. On August 22, 2006, the United States and the State of Oklahoma filed a lawsuit styled United States of America, et al. v. Union Pacific Railroad Co. against Union Pacific in the U. S. District Court for the Western District of Oklahoma seeking more than $22 million to remediate the Double Eagle site. We joined a “potentially responsible parties” group on October 31, 2006, which is in settlement discussions with the United States and the State of Oklahoma. We have paid $625,586 into escrow towards the settlement of the matter. On June 20, 2008 the DOJ filed a complaint against numerous alleged responsible parties, including us. A proposed Consent Decree addressing all of our alleged liability for the site was lodged on June 24, 2008. A corrected proposed Consent Decree was lodged on June 27, 2008. The proposed Consent Decree is subject to public notice and comment and may be subject to challenge. If the proposed Consent Decree is entered, the escrowed amount will be paid to the plaintiffs.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and six other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts a number of state and federal causes of action including, but not limited to, counts under Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and state-law public nuisance theories. The amended complaint asserts that defendants and certain contract growers who are not named in the complaint polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed ("IRW") through the land application of poultry litter. Oklahoma asserts that this alleged pollution has also caused extensive injury to the environment (including soils and sediments) of the IRW and that the defendants have been unjustly enriched. Oklahoma's claims cover the entire IRW, which encompasses more than one million acres of land and the natural resources (including lakes and waterways) contained therein. Oklahoma seeks wide-ranging relief, including injunctive relief, compensatory and punitive damages, attorneys fees and disgorgement. We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the amended complaint. The district court has stayed proceedings on the third party complaint pending resolution of Oklahoma's claims against the defendants. On November 14, 2007, Oklahoma filed a motion under RCRA requesting a preliminary injunction to halt the land application of poultry litter in the IRW. Oklahoma's motion for a preliminary injunction asserted that bacteria from poultry litter are causing an imminent and substantial endangerment to human health and the environment throughout the IRW. A multi-week evidentiary hearing on the preliminary injunction was completed on March 6, 2008. The court has yet to issue a ruling on Oklahoma's request for a preliminary injunction. Discovery in Oklahoma's case against defendants is ongoing. Trial is currently scheduled for September 2009.

In August 2004, we received a subpoena requesting the production of documents from a federal grand jury sitting in the Western District of Arkansas. The subpoena focused on events surrounding a workplace accident on October 10, 2003, that resulted in the death of one of our employees at the River Valley Animal Foods rendering plant in Texarkana, Arkansas. That workplace fatality had previously been the subject of an investigation by the Occupational Health and Safety Administration (OSHA) of the Department of Labor. On April 9, 2004, OSHA issued citations to us and our subsidiary Tyson Poultry, Inc., d/b/a River Valley Animal Foods, alleging violations of health and safety standards arising from the death of the employee due to hydrogen sulfide inhalation. The citations consist of five willful, 12 serious and two recordkeeping violations. OSHA seeks abatement of the alleged violations and proposed penalties of $436,000. The OSHA proceeding was stayed pending the completion of the grand jury investigation. On July 14, 2008, we received a letter from the United States Attorney's office in the Western District of Arkansas, in which the DOJ and the DOL claimed that we willfully violated OSHA regulations resulting in the death of an employee, and that certain of our employees or agents, acting in the course of their employment, had made false statements to OSHA compliance officers. The letter also expressed concern that our agents may have withheld documents in the course of the OSHA investigation, thereby subjecting us to liability for obstruction of justice.

We currently have pending eleven separate wage and hour actions involving TFM’s plants located in Lexington, Nebraska (Lopez, et al. v. Tyson Foods, Inc., District of Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., District of Kansas, May 15, 2006), Storm Lake, Iowa (Sharp, et al. v. Tyson Foods, Inc., (N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Robinson, et al. v. Tyson Foods, Inc., d/b/a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007) , Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., District of Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., District of Nebraska, February 29, 2008), Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Council Bluffs, Iowa (Salazar, et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, April 29, 2008; and Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008); and Goodlettsville, Tennessee (Cunningham v. Tyson Fresh Meats, Inc., M.D. Tennessee, May 22, 2008). With the exception of Cunningham, the actions allege TFM failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Cunningham alleges TFM failed to pay quality assurance technicians overtime compensation for all hours worked in excess of forty hours in each work week. TFM filed a motion for partial summary judgment in Garcia, based upon an injunction entered in Reich v. IBP, which outlined the types of activities at issue here that are compensable. The District Court of Kansas denied the motion, and TFM appealed to the Tenth Circuit Court of Appeals, arguing that the District Court’s ruling had the effect of improperly modifying the injunction. On July 23, 2008, Tyson filed a motion to transfer the eleven actions to the District of Kansas for consolidated pretrial proceedings. A stay will be sought of each action above until the judicial panel on multidistrict litigation enters an order on the motion for transfer.

On April 2, 2002, four former employees of our Shelbyville, Tennessee, chicken processing plant filed a putative class action complaint styled Trollinger et al. v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Tennessee against us alleging that we, in conjunction with employment agencies and recruiters, engaged in a scheme to hire illegal immigrant workers in 15 of its processing plants to depress wages paid to hourly wage employees at those plants in violation of the federal Racketeer Influenced and Corrupt Practices Act (RICO). On July 16, 2002, the District Court dismissed the case. Following appeal, on June 3, 2004 the Sixth Circuit Court of Appeals reversed the District Court’s dismissal decision and remanded the case for further proceedings. Discovery has been on-going since September 2004. In June 2005, the plaintiffs filed a second amended complaint which included different plaintiffs, narrowed the list of plants at issue to eight and added an allegation that we conspired with certain Hispanic civil rights groups to hire illegal immigrant workers. In addition, the second amended complaint added as defendants John Tyson, Richard Bond, Greg Lee, Archibald Schaffer III, Kenneth Kimbro, Karen Percival, Tim McCoy and Ahrazue Wilt, all of whom are current or former officers or managers of the Company. On August 5, 2005, plaintiffs sought certification of a putative class of all hourly wage employees at the eight Company plants since 1998 who were legally authorized to be employed in the United States. On October 10, 2006, the District Court granted plaintiffs’ motion for class certification. On October 24, 2006, defendants filed with the Sixth Circuit Court of Appeals a petition for interlocutory review of the District Court’s class certification decision. On February 13, 2008, the District Court granted the Company’s and the individual defendants’ motions for summary judgment, dismissing the plaintiffs’ claims with prejudice. The plaintiffs filed a motion for reconsideration on February 28, 2008, that was denied by the District Court on April 22, 2008. The plaintiffs have filed with the Sixth Circuit Court of Appeals a petition for review of the District Court’s granting of our summary judgment motion.

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

We currently have pending thirteen (13) separate lawsuits alleging that Tyson falsely advertised chicken products as “raised without antibiotics” in violation of various state consumer protection statutes (Cutsail v. Tyson, .08CV01643 (D. Md.); Cohen v. Tyson, 4:08CV0366 (E.D. Ark.); Wright v. Tyson, 08CV3022 (D. N.J.); Wilson v. Tyson, 4:08CV0587 (E.D. Ark.); Gupton v. Tyson, 4:08CV0588 (E.D. Ark.); Kranish v. Tyson, 08CV01619 (D. Md.); Latimer v. Tyson, 4:08CV004051 (W.D. Ark.); Zukowosky v. Tyson, 4:08CV0584 (E,D, Ark.); Bickerd v. Tyson, 08CV1796 (D. Md.); Court v. Tyson, 08CV03592 (W.D. Wash.); Epstein v. Tyson, 08CV2800 (N.D. Cal.); Johnson v. Tyson, 08CV291 (D. Idaho); Mize v. Tyson, 08CV4051 (W.D. Ark.)) Plaintiffs in each of these cases seek to pursue claims on behalf of themselves and proposed classes of other similarly situated consumers. Plaintiffs in each of these cases seek compensatory and punitive damages in an unspecified amount in excess of $5,000,000. Plaintiffs in two of these cases, Curstail v. Tyson and Cohen v. Tyson, have petitioned the Judicial Panel on Multidistrict Litigation to transfer all of these actions to a single court for consolidated or coordinated pretrial proceedings pursuant to 28 U.S.C. 1407. The Judicial Panel has not yet ruled on the MDL petitions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding our purchases of Class A stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
Mar. 30, to
Apr. 26, 2008	208,046	$17.21	-	22,474,439
Apr. 27 to
May 31, 2008	195,334	18.18	-	22,474,439
Jun. 1 to
Jun. 28, 2008	63,399	17.69	-	22,474,439
Total	(2) 466,779	$17.68	-	22,474,439

(1)

On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

We purchased 466,779 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain company obligations under our equity compensation plans. These transactions included 443,409 shares purchased in open market transactions and 23,370 shares withheld to cover required tax withholdings on the vesting of restricted stock.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description
10.1	Executive Employment Agreement between the Company and David Van Bebber, dated May 21, 2008.

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 1, 2008	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President
and Chief Financial Officer

Date: August 1, 2008	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer