Form 10-K
period 2008-09-27
TYSON FOODS INC
filed 2008-11-20
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 27, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________

Commission File No. 001-14704

TYSON FOODS, INC.

(Exact Name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0225165 (I.R.S. Employer Identification No.)

2200 Don Tyson Parkway, Springdale, Arkansas (Address of principal executive offices)	72762-6999 (Zip Code)
Registrant's telephone number, including area code:	(479) 290-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class Class A Common Stock, Par Value $0.10	Name of Each Exchange on Which Registered New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On March 29, 2008, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (Class A stock), and Class B Common Stock, $0.10 par value (Class B stock), held by non-affiliates of the registrant was $4,549,610,751 and $341,230, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.

On October 25, 2008, there were 307,609,035 shares of the registrant's Class A stock and 70,021,155 shares of its Class B stock outstanding.

TYSON FOODS, INC.

INCORPORATION BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held February 6, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TYSON FOODS, INC.

PART I

ITEM 1. BUSINESS

GENERAL

Founded in 1935, Tyson Foods, Inc. and its subsidiaries (collectively, “Company,” “we,” “us” or “our”) are the world’s largest meat protein company and the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. We produce, distribute and market chicken, beef, pork, prepared foods and related allied products. Our operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost of live cattle and hogs, raw materials and grain; and operating efficiencies of our facilities.

We operate a fully vertically integrated poultry production process. Our integrated operations consist of breeding stock, contract growers, feed production, processing, further-processing, transporting and marketing chicken and related allied products, including animal and pet food ingredients. Through our wholly-owned subsidiary, Cobb-Vantress, Inc. (Cobb), we are the largest poultry breeding stock supplier in the world, supplying Tyson as well as a number of other poultry production companies. Investing in breeding stock research and development allows us to breed into our flocks the characteristics found to be most desirable.

We also process live fed cattle and hogs and fabricate dressed beef and pork carcasses into primal and sub-primal meat cuts, case-ready and fully-cooked meats. In addition, we derive value from allied products such as hides and variety meats sold to further processors and others.

We produce a wide range of fresh, value-added, frozen and refrigerated food products. Our products are marketed and sold primarily by our sales staff to national and regional grocery retailers, regional grocery wholesalers, meat distributors, warehouse club stores, military commissaries, industrial food processing companies, national and regional chain restaurants or their distributors, international export companies and domestic distributors who serve restaurants, foodservice operations such as plant and school cafeterias, convenience stores, hospitals and other vendors. Additionally, sales to the military and a portion of sales to international markets are made through independent brokers and trading companies.

We have been exploring ways to commercialize our supply of poultry litter and animal fats. In June 2007, we announced a 50/50 joint venture with Syntroleum Corporation, called Dynamic Fuels LLC. Dynamic Fuels LLC will produce renewable synthetic fuels targeting the renewable diesel and jet fuel markets. Construction of production facilities is expected to continue through late 2009, with production targeted for early 2010.

FINANCIAL INFORMATION OF SEGMENTS

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The contribution of each segment to net sales and operating income (loss), and the identifiable assets attributable to each segment, are set forth in Note 18, “Segment Reporting” of the Notes to Consolidated Financial Statements. In the fourth quarter fiscal 2008, we began to manage and report the operating results and identifiable assets of our logistics operations in each segment. All periods in this report reflect the change. In prior period reports, logistics operations were managed and reported separately and included in Other.

DESCRIPTION OF SEGMENTS

Chicken: Chicken operations include breeding and raising chickens, as well as processing live chickens into fresh, frozen and value-added chicken products and logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. It also includes sales from allied products and our chicken breeding stock subsidiary.

Beef: Beef operations include processing live fed cattle and fabricating dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. This segment also includes sales from allied products such as hides and variety meats, as well as logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. Allied products are marketed to manufacturers of pharmaceuticals and technical products.

Pork: Pork operations include processing live market hogs and fabricating pork carcasses into primal and sub-primal cuts and case-ready products. This segment also includes our live swine group, related allied product processing activities and logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. We sell allied products to pharmaceutical and technical products manufacturers, as well as a limited number of live swine to pork processors.

TYSON FOODS, INC.

Prepared Foods: Prepared Foods operations include manufacturing and marketing frozen and refrigerated food products, as well as logistics operations to move products through the supply chain. Products include pepperoni, bacon, beef and pork pizza toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.

RAW MATERIALS AND SOURCES OF SUPPLY

Chicken: The primary raw materials used in our chicken operations are corn and soybean meal used as feed and live chickens raised primarily by independent contract growers. Our vertically-integrated chicken process begins with the grandparent breeder flocks and ends with broilers for processing. Breeder flocks (i.e., grandparents) are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. Fertile eggs are incubated at the grandparent hatchery and produce pullets (i.e., parents). Pullets are sent to breeder houses, and the resulting eggs are sent to our hatcheries. Once chicks have hatched, they are sent to broiler farms. There, contract growers care for and raise the chicks according to our standards, with advice from our technical service personnel, until the broilers reach the desired processing weight. Adult chickens are transported to processing plants, and finished products are sent to distribution centers, then delivered to customers.

We operate our own feed mills to produce scientifically-formulated feeds. In fiscal 2008, corn and soybean meal were major production costs, representing roughly 47% of our cost of growing a live chicken. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future. While we produce nearly all our inventory of breeder chickens and live broilers, from time-to-time we purchase live, ice-packed or deboned chicken to meet production requirements.

Beef: The primary raw materials used in our beef operations are live cattle. We do not have facilities of our own to raise cattle, but have cattle buyers located throughout cattle producing areas who visit feed yards and buy live cattle on the open spot market. These buyers are trained to select high quality animals, and we continually measure their performance. We also enter into various risk-sharing and procurement arrangements with producers to secure a supply of livestock for daily start-up operations at our facilities. We believe the sources of supply of live cattle are adequate for our present needs.

Pork: The primary raw materials used in our pork operations are live hogs. The majority of our live hog supply is obtained through various procurement arrangements with independent producers. We also employ buyers who purchase hogs on a daily basis, generally a few days before the animals are processed. These buyers are trained to select high quality animals, and we continually measure their performance. We believe the sources of supply of live hogs are adequate for our present needs. Additionally, we raise live swine to sell to outside processors and supply a minimal amount of live swine for our own processing needs.

Prepared Foods: The primary raw materials used in our prepared foods operations are commodity based raw materials, including chicken, beef, pork, corn, flour and vegetables. Some of these raw materials are provided by the Chicken, Beef and Pork segments, while others may be purchased from numerous suppliers and manufacturers. We believe the sources of supply of raw materials are adequate for our present needs.

SEASONAL DEMAND

Demand for chicken and beef products generally increases during the spring and summer months and generally decreases during the winter months. Pork and prepared foods products generally experience increased demand during the winter months, primarily due to the holiday season, while demand decreases during the spring and summer months.

CUSTOMERS

Wal-Mart Stores, Inc. accounted for 13.3% of our fiscal 2008 consolidated sales. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represents more than 10% of fiscal 2008 consolidated sales.

COMPETITION

Our food products compete with those of other national and regional food producers and processors and certain prepared food manufacturers. Additionally, our food products compete in markets around the world.

TYSON FOODS, INC.

We seek to achieve a leading market position for our products via our principal marketing and competitive strategy, which includes:

●	identifying target markets for value-added products;
●	concentrating production, sales and marketing efforts to appeal to and enhance demand from those markets; and
●	utilizing our national distribution systems and customer support services.

Past efforts indicate customer demand can be increased and sustained through application of our marketing strategy, as supported by our distribution systems. The principal competitive elements are price, product safety and quality, brand identification, breadth and depth of the product offering, availability of products, customer service and credit terms.

INTERNATIONAL

We exported to more than 90 countries in fiscal 2008. Major export markets include Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea and Taiwan.

We have the following international operations:

●	Tyson de Mexico, a Mexican subsidiary, is a vertically-integrated poultry production company;
●

Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, the Dominican Republic, India, Italy, Japan, the Netherlands, Peru, the Philippines, Spain, Sri Lanka, the United Kingdom and Venezuela;

●	Godrej Tyson Foods, a majority interest in a poultry processing business in India;
●	Tyson Dalong, a majority interest in a chicken further processing facility in China;
●	Jiangsu-Tyson, a majority interest in a Chinese poultry breeding company, which will build a fully integrated poultry operation with production expected to begin in fiscal 2010;
●	Cactus Argentina, a majority interest in a vertically-integrated beef operation joint venture in Argentina; however, we do not consolidate the entity due to the lack of controlling interest; and
●	a technical service agreement with Grupo Melo in Panama to assist Grupo Melo with the production of further processed chicken products and to allow it to license the Tyson brand.

In October 2008, we purchased three poultry companies in southern Brazil, each vertically integrated. These companies include Macedo Agroindustrial, Avicola Itaiopolis and Frangobras.

In June 2008, we executed a letter of intent to sell Lakeside Farm Industries (Lakeside), our Canadian beef operation. Lakeside has a cattle feeding facility, beef carcass production, a boxed beef processing facility, a farming operation and a fertilizer operation. The transaction remains subject to government approvals and the execution of a definitive agreement. Subject to receipt of applicable government approvals, we expect to be ready to close this transaction by the end of the first quarter fiscal 2009. The results of Lakeside are reported as a discontinued operation.

We continue to explore growth opportunities in foreign countries. Additional information regarding export sales, long-lived assets located in foreign countries and income (loss) from foreign operations is set forth in Note 18, “Segment Reporting” of the Notes to Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

We conduct continuous research and development activities to improve product development, to automate manual processes in our processing plants and growout operations, and to improve chicken breeding stock. In 2007, we opened the Discovery Center, which includes 19 research kitchens and a USDA-inspected pilot plant. The Discovery Center brings new market-leading retail and foodservice products to the customer faster and more effectively.

ENVIRONMENTAL REGULATION AND FOOD SAFETY

Our facilities for processing chicken, beef, pork and prepared foods, milling feed and housing live chickens and swine are subject to a variety of federal, state and local environmental laws and regulations, which include provisions relating to the discharge of materials into the environment and generally provide for protection of the environment. We believe we are in substantial compliance with such applicable laws and regulations and are not aware of any violations of, or pending changes in, such laws and regulations likely to result in material penalties or material increases in compliance costs. The cost of compliance with such laws and regulations has not had a material adverse effect on our capital expenditures, earnings or competitive position, and it is not anticipated to have a material adverse effect in the future.

We work to ensure our products meet high standards of food safety and quality. In addition to our own internal Food Safety and Quality Assurance oversight and review, our chicken, beef, pork and prepared foods products are subject to inspection prior to distribution, primarily by the United States Department of Agriculture (USDA) and the United States Food and Drug Administration (FDA). We are also participants in the government's Hazardous Analysis Critical Control Point (HACCP) program and are subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002.

TYSON FOODS, INC.

EMPLOYEES AND LABOR RELATIONS

As of October 31, 2008, excluding our Lakeside discontinued operation, we employed approximately 107,000 employees. Approximately 99,000 employees were employed in the United States and 8,000 employees were in foreign countries, primarily Mexico. Approximately 31,000 employees were subject to collective bargaining agreements with various labor unions, with approximately 10% of those employees included under agreements expiring in fiscal 2009. These agreements expire over periods throughout the next several years. We believe our overall relations with our workforce are good.

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

PATENTS AND TRADEMARKS

We have filed a number of patents and trademarks relating to our processes and products that either have been approved or are in the process of application. Because we do a significant amount of brand name and product line advertising to promote our products, we consider the protection of our trademarks to be important to our marketing efforts. We also have developed non-public proprietary information regarding our production processes and other product-related matters. We utilize internal procedures and safeguards to protect the confidentiality of such information and, where appropriate, seek patent and/or trademark protection for the technology we utilize.

INDUSTRY PRACTICES

Our agreements with customers are generally short-term, primarily due to the nature of our products, industry practices and fluctuations in supply, demand and price for such products. In certain instances where we are selling further processed products to large customers, we may enter into written agreements whereby we will act as the exclusive or preferred supplier to the customer, with pricing terms that are either fixed or variable. Due to volatility of raw materials, fixed price contracts are generally limited to three months in duration.

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEBSITE

We maintain an internet website for investors at http://ir.tyson.com. On this website, we make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to any of those reports, as soon as reasonably practicable after we electronically file such reports with, or furnish to, the Securities and Exchange Commission. Also available on the website for investors are the Corporate Governance Principles, Audit Committee charter, Compensation Committee charter, Governance Committee charter, Nominating Committee charter and Code of Conduct. Our corporate governance documents are available in print, free of charge to any shareholder who requests them.

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

Fluctuations in commodity prices and in the availability of raw materials, especially feed grains, live cattle, live swine and energy could negatively impact our earnings.

Our results of operations and financial condition are dependent upon the cost and supply of raw materials such as feed grains, live cattle, live swine, energy and ingredients, as well as the selling prices for our products, many of which are determined by constantly changing market forces of supply and demand over which we have limited or no control. Corn and soybean meal are major production costs in the poultry industry, representing roughly 47% of our cost of growing a chicken in fiscal 2008. As a result, fluctuations in prices for these feed ingredients, which include competing demand for corn and soybean meal for use in the manufacture of renewable energy, can adversely affect our earnings. Production of feed ingredients is affected by, among other things, weather patterns throughout the world, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments.

We have cattle under contract at feed yards owned by third parties; however, most of the cattle we process are purchased from independent producers. We have cattle buyers located throughout cattle producing areas who visit feed yards and buy live cattle on the open spot market. We also enter into various risk-sharing and procurement arrangements with producers who help secure a supply of livestock for daily start-up operations at our facilities. The majority of our live swine supply is obtained through various procurement arrangements with independent producers. We also employ buyers who purchase hogs on a daily basis, generally a few days before the animals are required for processing. In addition, we raise live swine and sell feeder pigs to independent producers for feeding to processing weight and have contract growers feed a minimal amount of company-owned live swine for our own processing needs. Any decrease in the supply of cattle or swine on the spot market could increase the price of these raw materials and further increase per head cost of production due to lower capacity utilization, which could adversely affect our financial results.

Market demand and the prices we receive for our products may fluctuate due to competition from global and domestic food processors.

We face competition from other global, national and regional food producers and processors. The factors on which we compete include:

●	price;
●	product safety and quality;
●	brand identification;
●	breadth and depth of the product offering;
●	availability of our products;
●	customer service; and
●	credit terms.

Demand for our products also is affected by competitors’ promotional spending, the effectiveness of our advertising and marketing programs and the availability or price of competing proteins.

TYSON FOODS, INC.

We attempt to obtain prices for our products that reflect, in part, the price we must pay for the raw materials that go into our products. If we are not able to obtain higher prices for our products when the price we pay for raw materials increases, we may be unable to maintain positive margins.

Outbreaks of livestock diseases can adversely impact our ability to conduct our operations and demand for our products.

Demand for our products can be adversely impacted by outbreaks of livestock diseases, such as strains of avian influenza and bovine spongiform encephalopathy, which can have a significant impact on our financial results. Efforts are taken to control disease risks by adherence to good production practices and extensive precautionary measures designed to ensure the health of livestock. However, outbreaks of disease and other events, which may be beyond our control, either in our own livestock or cattle and hogs owned by independent producers who sell livestock to us, could significantly affect demand for our products, consumer perceptions of certain protein products, the availability of livestock for purchase by us and our ability to conduct our operations. Moreover, the outbreak of livestock diseases, particularly in our Chicken segment, could have a significant effect on the livestock we own by requiring us to, among other things, destroy any affected livestock. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken, beef or other products to or from our suppliers, facilities or customers. This could also result in negative publicity that may have an adverse effect on our ability to market our products successfully and on our financial results.

We are subject to risks associated with our international operations, which could negatively affect our sales to customers in foreign countries, as well as our operations and assets in such countries.

In fiscal 2008, we exported to more than 90 countries. Major export markets include Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea and Taiwan. Our export sales for fiscal 2008 totaled $3.2 billion. In addition, we had approximately $139 million of long-lived assets located in foreign countries, primarily Mexico, at the end of fiscal 2008. Approximately 22% of income from continuing operations before income taxes for fiscal 2008 was from foreign operations.

As a result, we are subject to various risks and uncertainties relating to international sales and operations, including:

●

imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the import of poultry, beef and pork products, in addition to import or export licensing requirements imposed by various foreign countries;

●	closing of borders by foreign countries to the import of poultry, beef and pork products due to animal disease or other perceived health or safety issues;
●

impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the Canadian dollar, the Mexican peso, the European euro, the British pound sterling, the Brazilian real and the Chinese yuan;

●	political and economic conditions;
●

difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex domestic and international laws, treaties and regulations, including, without limitation, the Foreign Corrupt Practices Act;

●	different regulatory structures and unexpected changes in regulatory environments;
●	tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;
●	potentially negative consequences from changes in tax laws; and
●	distribution costs, disruptions in shipping or reduced availability of freight transportation.

Occurrence of any of these events in the markets where we operate or in other developing markets could jeopardize or limit our ability to transact business in those markets and could adversely affect our financial results.

We depend on the availability of, and good relations with, our employees.

Excluding our Lakeside discontinued operation, we have approximately 107,000 employees, of whom approximately 31,000 are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees and the labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.

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

TYSON FOODS, INC.

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

We are involved on an on-going basis in litigation arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could adversely affect our financial results.

Our level of indebtedness and the terms of our indebtedness could negatively impact our business and liquidity position.

At September 27, 2008, we had approximately $2.9 billion of indebtedness outstanding. We had a borrowing capacity of $1.5 billion, consisting of $709 million available under our $1.0 billion revolving credit facility and $750 million under our accounts receivable securitization facility at September 27, 2008. We expect our indebtedness, including borrowings under our credit agreements, may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions, joint ventures or other significant initiatives. Our consolidated indebtedness level could adversely affect our business because:

●	it may limit or impair our ability to obtain financing in the future;
●	our credit rating could restrict or impede our ability to access capital markets at desired rates and increase our borrowing costs;
●	it may reduce our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise;
●	a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes; and
●	it may restrict our ability to pay dividends.

In addition, our debt agreements require us to meet specified financial ratios and limit our ability to enter into various transactions. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance we will meet those ratios. If we default on any of our indebtedness, or if we are unable to obtain necessary liquidity, our indebtedness would be due and payable immediately, and our business could be adversely affected.

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill, we make estimates and assumptions about sales, operating margin growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of September 27, 2008, we had $2.5 billion of goodwill, which represented approximately 23.1% of total assets.

Domestic and international government regulations could impose material costs.

Our operations are subject to extensive federal, state and foreign laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising and labeling of our products. Our facilities for processing chicken, beef, pork, prepared foods and milling feed and for housing live chickens and swine are subject to a variety of international, federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of our employees. Our chicken, beef and pork processing facilities are participants in the HACCP program and are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. In addition, our chicken, beef, pork and prepared foods products are subject to inspection prior to distribution, primarily by the USDA and the FDA. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. Additionally, we are routinely subject to new or modified laws, regulations and accounting standards, such as recently enacted country of origin labeling (COOL) requirements. If we are found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal

TYSON FOODS, INC.

sanctions, any of which could have an adverse effect on our financial results.

A material acquisition, joint venture or other significant initiative could affect our operations and financial condition.

We have recently completed acquisitions and joint venture agreements and continually evaluate potential acquisitions, joint ventures and other initiatives (collectively, “transactions”), and we may seek to expand our business through the acquisition of companies, processing plants, technologies, products and services from others, which could include material transactions. A material transaction may involve a number of risks, including:

●	failure to realize the anticipated benefits of the transaction;
●	difficulty integrating acquired businesses, technologies, operations and personnel with our existing business;
●	diversion of management attention in connection with negotiating transactions and integrating the businesses acquired;
●	exposure to unforeseen or undisclosed liabilities of acquired companies; and
●	the need to obtain additional debt or equity financing for any transaction, which, if obtained, could adversely affect our various financial ratios.

We may not be able to address these risks and successfully develop these acquired companies or businesses into profitable units of our company. If we are unable to do this, expansion could adversely affect our financial results.

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

Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our beef, poultry and pork products, or the cost and availability of our needed raw materials, cooking ingredients and packaging materials, thereby negatively affecting our financial results.

The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions, could, among other things:

●	make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt in the future;
●

cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any technical or other waivers under our credit agreements to the extent we may seek them in the future;

●	impair the financial condition of some of our customers and suppliers thereby increasing customer bad debts or non-performance by suppliers;
●	negatively impact global demand for protein products, which could result in a reduction of sales, operating income and cash flows;
●	decrease the value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets;
●

negatively impact our commodity risk management activities if we are required to record additional losses related to derivative financial instruments in the first quarter of fiscal 2009 if grain prices remain lower than prices at the end of fiscal 2008; or

●	impair the financial viability of our insurers.

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

Our business could suffer significant set backs in sales and operating income if our customers’ plans and/or markets should change significantly, or if we lost one or more of our largest customers, including, for example, Wal-Mart Stores, Inc., which accounted for 13.3% of our sales in fiscal 2008. Many of our agreements with our customers are generally short-term, primarily due to the nature of our products, industry practice and the fluctuation in demand and price for our products.

TYSON FOODS, INC.

The consolidation of customers could negatively impact our business.

Our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years, and consolidation is expected to continue throughout the United States and in other major markets. These consolidations have produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, opposing price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These customers also may use shelf space currently used for our products for their own private label products. If we fail to respond to these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products, any of which would adversely affect our financial results.

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

We have been exploring ways to commercialize animal fats and other by-products from our operations, as well as the poultry litter of our contract growers, to generate energy and other value-added products. For example, in fiscal 2007, we announced the formation of Dynamic Fuels, a joint venture with Syntroleum Corporation. We will continue to explore other ways to commercialize opportunities outside our core business, such as renewable energy and other technologically-advanced platforms. These initiatives might not be as financially successful as we initially announced or would expect due to factors that include, but are not limited to, possible discontinuance of tax credits, competing energy prices, failure to operate at the volumes anticipated, abilities of our joint venture partners and our limited experience in some of these new areas.

Members of the Tyson family can exercise significant control.

Members of the Tyson family beneficially own, in the aggregate, 99.97% of our outstanding shares of Class B Common Stock, $0.10 par value (Class B stock) and 2.31% of our outstanding shares of Class A Common Stock, $0.10 par value (Class A stock), giving them control of approximately 70% of the total voting power of our outstanding voting stock. In addition, three members of the Tyson family serve on our Board of Directors. As a result, members of the Tyson family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the Tyson family’s significant ownership of our outstanding voting stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the New York Stock Exchange. Pursuant to these exemptions, our compensation committee, which is made up of independent directors, does not have sole authority to determine the compensation of our executive officers, including our chief executive officer.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We have sales offices and production and distribution operations in the following states: Alabama, Arkansas, Arizona, California, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington and Wisconsin. Additionally, we, either directly or through our subsidiaries, have facilities in or participate in joint venture operations in Argentina, Brazil, Canada, China, the Dominican Republic, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, Peru, the Philippines, Russia, South Korea, Spain, Sri Lanka, Taiwan, the United Arab Emirates, the United Kingdom and Venezuela.

TYSON FOODS, INC.

	Number of Facilities
	Owned	Leased	Total
Chicken Segment:
Processing plants	51	1	52
Rendering plants	9	-	9
Blending mills	2	-	2
Feed mills	36	-	36
Broiler hatcheries	60	5	65
Breeder houses	310	647	957
Broiler farm houses	512	749	1,261
Beef Segment Production Facilities	12	-	12
Pork Segment Production Facilities	9	-	9
Prepared Foods Segment Processing Plants	24	1	25

Distribution Centers	7	1	8
Cold Storage Facilities	57	-	57

		Capacity	Fiscal 2008
		per week at	Average Capacity
		September 27, 2008	Utilization
Chicken Processing Plants		44 million head	91%
Beef Production Facilities		173,000 head	82%
Pork Production Facilities		447,000 head	88%
Prepared Foods Processing Plants		51 million pounds	73%

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

Prepared Foods: Prepared Foods plants process fresh and frozen beef, pork and other raw materials into pizza toppings, branded and processed meats, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, pizza crusts, flour and corn tortilla products and meat dishes.

We believe our present facilities are generally adequate and suitable for our current purposes; however, seasonal fluctuations in inventories and production may occur as a reaction to market demands for certain products. We regularly engage in construction and other capital improvement projects intended to expand capacity and improve the efficiency of our processing and support facilities.

ITEM 3. LEGAL PROCEEDINGS

Refer to the discussion of our certain legal proceedings pending against us under Part II, Item 8, Notes to Consolidated Financial Statements, Note 21: “Contingencies,” which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings for which we are involved.

On October 23, 2001, a putative class action lawsuit styled R. Lynn Thompson, et al. vs. Tyson Foods, Inc. was filed in the District Court for Mayes County, Oklahoma by three property owners on behalf of all owners of lakefront property on Grand Lake O’ the Cherokees. Simmons Foods, Inc. and Peterson Farms, Inc. also are defendants. The plaintiffs allege the defendants’ operations diminished the water quality in the lake thereby interfering with the plaintiffs’ use and enjoyment of their properties. The plaintiffs sought injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorneys’ fees and costs. While the District Court certified a class, on October 4, 2005, the Court of Civil Appeals of the State of Oklahoma reversed, holding the plaintiffs’ claims were not suitable for disposition as a class action. This decision was upheld by the Oklahoma Supreme Court and the case was remanded to the District Court with instructions that the matter proceed only on behalf of the three named plaintiffs. Plaintiffs seek injunctive relief, restitution and compensatory and punitive damages in an unspecified amount in excess of $10,000. We and the other defendants have denied liability and asserted various defenses. Defendants have requested a trial date, but the court has not yet scheduled the matter for trial.

TYSON FOODS, INC.

In 2004, representatives of our subsidiary, Tyson Fresh Meats, Inc. (TFM), met with the U.S. Environmental Protection Agency (USEPA) staff to discuss alleged wastewater and late report filing violations under the Clean Water Act relating to the 2002 Second and Final Consent Decree that governed compliance requirements for TFM’s Dakota City, Nebraska, facility. TFM vigorously disputed these allegations. The U.S. Department of Justice (DOJ), on behalf of USEPA, recently requested that TFM enter into a tolling agreement concerning possible civil penalties and injunctive relief for Clean Water Act violations, which was executed in July 2008, and enter into negotiations with DOJ and USEPA regarding a potential settlement of this matter. Subsequently, the parties met to discuss the potential for settlement of the alleged violations and DOJ and USEPA demanded $5,500,000 in penalties. TFM disputes these allegations and is currently in negotiations to settle this matter.

On January 9, 2003, we received a notice of liability letter from Union Pacific Railroad Company (“Union Pacific”) relating to our alleged contributions of waste oil to the Double Eagle Refinery Superfund Site in Oklahoma City, Oklahoma. On August 22, 2006, the United States and the State of Oklahoma filed a lawsuit styled United States of America, et al. v. Union Pacific Railroad Co. against Union Pacific in the United States District Court for the Western District of Oklahoma seeking more than $22 million to remediate the Double Eagle site. Certain Tyson entities joined a “potentially responsible parties” group on October 31, 2006. A settlement between the “potentially responsible parties” group, the United States, and the State of Oklahoma was reached and the Tyson entities paid $625,586 into escrow towards the settlement of the matter. In furtherance of finalizing the settlement, on June 20, 2008 the DOJ filed a complaint styled United States of America, et al. v. Albert Investment Co., Inc. et al. against numerous alleged responsible parties, including various Tyson entities (the “Litigation”).  A proposed Consent Decree addressing all alleged liability of Tyson for the site was lodged on June 27, 2008. On August 15, 2008, Union Pacific submitted to the United States its Comments and Objections to the proposed Consent Decree.  On October 10, 2008, Union Pacific initiated litigation to challenge the proposed Consent Decree by filing a Motion to intervene in the Litigation. It is unclear whether Union Pacific will be allowed to intervene in the Litigation. If the proposed Consent Decree is entered, the escrowed amount will be paid to the United States and the State of Oklahoma.

In August 2004, we received a subpoena requesting the production of documents from a federal grand jury sitting in the Western District of Arkansas. The subpoena focused on events surrounding a workplace accident on October 10, 2003, that resulted in the death of one of our employees at the River Valley Animal Foods rendering plant in Texarkana, Arkansas. That workplace fatality had previously been the subject of an investigation by the Occupational Health and Safety Administration (OSHA) of the Department of Labor. On April 9, 2004, OSHA issued citations to us and our subsidiary Tyson Poultry, Inc., d/b/a River Valley Animal Foods, alleging violations of health and safety standards arising from the death of the employee due to hydrogen sulfide inhalation. The citations consist of five willful, 12 serious and two recordkeeping violations. OSHA seeks abatement of the alleged violations and proposed penalties of $436,000. The OSHA proceeding was stayed pending the completion of the grand jury investigation. On July 14, 2008, we received a letter from the United States Attorney's office in the Western District of Arkansas, in which the DOJ and the DOL claimed that we willfully violated OSHA regulations resulting in the death of an employee, and that certain of our employees or agents, acting in the course of their employment, had made false statements to OSHA compliance officers. The letter also expressed concern that our agents may have withheld documents in the course of the OSHA investigation, thereby subjecting us to liability for obstruction of justice. On September 26, 2008, we entered into a tolling agreement with the United States Attorney's Office which suspended the running of the statute of limitations until January 9, 2009 for any legal action arising from the events that the federal government might initiate, either criminal or civil.

TYSON FOODS, INC.

On April 2, 2002, four former employees of our Shelbyville, Tennessee, chicken processing plant filed a putative class action complaint styled Trollinger et al. v. Tyson Foods, Inc. in the U.S. District Court for the Eastern District of Tennessee against us alleging that we, in conjunction with employment agencies and recruiters, engaged in a scheme to hire illegal immigrant workers in 15 of its processing plants to depress wages paid to hourly wage employees at those plants in violation of the federal Racketeer Influenced and Corrupt Practices Act (RICO). On July 16, 2002, the District Court dismissed the case. Following appeal, on June 3, 2004 the Sixth Circuit Court of Appeals reversed the District Court’s dismissal decision and remanded the case for further proceedings. Discovery has been on-going since September 2004. In June 2005, the plaintiffs filed a second amended complaint which included different plaintiffs, narrowed the list of plants at issue to eight and added an allegation that we conspired with certain Hispanic civil rights groups to hire illegal immigrant workers. In addition, the second amended complaint added as defendants John Tyson, Richard Bond, Greg Lee, Archibald Schaffer III, Kenneth Kimbro, Karen Percival, Tim McCoy and Ahrazue Wilt, all of whom are current or former officers or managers of the Company. On August 5, 2005, plaintiffs sought certification of a putative class of all hourly wage employees at the eight Company plants since 1998 who were legally authorized to be employed in the United States. On October 10, 2006, the District Court granted plaintiffs’ motion for class certification. On October 24, 2006, defendants filed with the Sixth Circuit Court of Appeals a petition for interlocutory review of the District Court’s class certification decision. On February 13, 2008, the District Court granted the Company’s and the individual defendants’ motions for summary judgment, dismissing the plaintiffs’ claims with prejudice. The plaintiffs filed a motion for reconsideration on February 28, 2008, that was denied by the District Court on April 22, 2008. The plaintiffs have filed with the Sixth Circuit Court of Appeals a petition for review of the District Court’s granting of our summary judgment motion. The Stipulation to Dismiss the petition for review was entered on October 26, 2008, and all pending matters before the District Court have been withdrawn by the defendants.

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

We currently have pending thirteen (13) separate lawsuits alleging that Tyson falsely advertised chicken products as “raised without antibiotics” in violation of various state consumer protection statutes (Curtsail v. Tyson, .08CV01643 (D. Md.); Cohen v. Tyson, 4:08CV0366 (E.D. Ark.); Wright v. Tyson, 08CV3022 (D. N.J.); Wilson v. Tyson, 4:08CV0587 (E.D. Ark.); Gupton v. Tyson, 4:08CV0588 (E.D. Ark.); Kranish v. Tyson, 08CV01619 (D. Md.); Latimer v. Tyson, 4:08CV004051 (W.D. Ark.); Zukowosky v. Tyson, 4:08CV0584 (E,D, Ark.); Bickerd v. Tyson, 08CV1796 (D. Md.); Court v. Tyson, 08CV03592 (W.D. Wash.); Epstein v. Tyson, 08CV2800 (N.D. Cal.); Johnson v. Tyson, 08CV291 (D. Idaho); Mize v. Tyson, 08CV4051 (W.D. Ark.)) Plaintiffs in each of these cases seek to pursue claims on behalf of themselves and proposed classes of other similarly situated consumers. Plaintiffs in each of these cases seek compensatory and punitive damages in an unspecified amount in excess of $5,000,000. Plaintiffs in two of these cases, Curtsail v. Tyson and Cohen v. Tyson, petitioned the Judicial Panel on Multidistrict Litigation to transfer all of these actions to a single court for consolidated or coordinated pretrial proceedings pursuant to 28 U.S.C. 1407. On October 17, 2008, the Judicial Panel granted the multidistrict litigation petitions and transferred the pending cases to the District of Maryland. A trial date has not been set.

Between 2003 and 2005, eight lawsuits were brought against Tyson and several other poultry companies by approximately 140 plaintiffs in Washington County, Arkansas Circuit Court (Green v. Tyson Foods, Inc., et al., Bible v. Tyson Foods, Inc., Beal v. Tyson Foods, Inc., et al., McWhorter v. Tyson Foods, Inc., et al., McConnell v. Tyson Foods, Inc., et al., Carroll v. Tyson Foods, Inc., et al., Belew v. Tyson Foods, Inc., et al., and Gonzalez v. Tyson Foods, Inc., et al.) alleging that the land application of poultry litter caused arsenic and pathogenic mold and fungi contamination of the air, soil and water in and around Prairie Grove, Arkansas.  In addition to the poultry company defendants, plaintiffs sued Alpharma, the manufacturer of a feed ingredient containing an organic arsenic compound that has been used in the broiler industry.   Plaintiffs are seeking recovery for several types of personal injuries, including several forms of cancer.  On August 2, 2006, the Court granted summary judgment in favor of Tyson and the other poultry company defendants in the first case to go to trial and denied summary judgment as to Alpharma.  The case was tried against Alpharma and the jury returned a verdict in favor of Alpharma.  Plaintiffs appealed the summary judgment in favor of the poultry company defendants and the Court stayed the remaining seven lawsuits pending the appeal.  On May 8, 2008, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry company defendants.  The first case will proceed to trial against the poultry company defendants in April 2009.

Other Matters: We currently have approximately 107,000 employees and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.

TYSON FOODS, INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Our Officers serve one year terms from the date of their election, or until their successors are appointed and qualified. No family relationships exist among these officers. The name, title, age and year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected
Richard L. Bond	President and Chief Executive Officer	61	2001
Richard A. Greubel, Jr.	Group Vice President and International President	46	2007
Craig J. Hart	Senior Vice President, Controller and Chief Accounting Officer	52	2004
Donnie D. King	Group Vice President, Refrigerated & Deli	46	2007
Dennis Leatherby	Executive Vice President and Chief Financial Officer	48	1994
Bernard Leonard	Group Vice President, Food Service	56	2007
James V. Lochner	Senior Group Vice President, Fresh Meats and Margin Optimization	56	2005
Donnie Smith	Group Vice President, Consumer Products	49	2008
David L. Van Bebber	Executive Vice President and General Counsel	52	2008

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

Craig J. Hart was appointed Senior Vice President, Controller and Chief Accounting Officer in September 2004 after serving as Vice President of Special Projects since 2001. Mr. Hart was initially employed by IBP in 1978.

Donnie D. King was appointed Group Vice President, Refrigerated and Deli in September 2008, after serving as Group Vice President, Poultry and Prepared Foods Operations since March 2007, Senior Vice President, Consumer Products Operations since March 2006 and Senior Vice President, Food Service Poultry Operations since September 2003. Mr. King was initially employed by the Company in 1982.

Dennis Leatherby was appointed Executive Vice President and Chief Financial Officer in June 2008 after serving as Senior Vice President, Finance and Treasurer since 1998. He also served as Interim Chief Financial Officer from July 2004 to June 2006. Mr. Leatherby was initially employed by the Company in 1990.

Bernard Leonard was appointed Group Vice President, Food Service in November 2006, after serving as Senior Vice President, National Accounts since 2000. Mr. Leonard was initially employed by Hudson Foods in 1993. Hudson Foods was acquired by the Company in 1998.

James V. Lochner was appointed Senior Group Vice President, Fresh Meats and Margin Optimization in May 2006, after serving as Senior Group Vice President, Margin Optimization, Purchasing and Logistics since October 2005, Group Vice President, Purchasing, Travel, and Aviation since November 2004 and Group Vice President, Fresh Meats since 2001. Mr. Lochner was initially employed by IBP in 1983.

Donnie Smith was appointed Group Vice President of Consumer Products in January 2008, after serving as Group Vice President of Logistics and Operations Services since April 2007, Senior Vice President Information Systems, Purchasing and Distribution since May 2006, Senior Vice President and Chief Information Officer since November 2005, and Senior Vice President, Supply Chain Management since October 2001. Mr. Smith was initially employed by the Company in 1980.

David L. Van Bebber was appointed Executive Vice President and General Counsel in May 2008, after serving as Senior Vice President and Deputy General Counsel since September 2004 and Senior Vice President, Legal Services since November 2000. Mr. Van Bebber was initially employed by Lane Processing in 1982. Lane Processing was acquired by the Company in 1986.

TYSON FOODS, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 25, 2008, there were approximately 34,000 holders of record of our Class A stock and 10 holders of record of our Class B stock, excluding holders in the security position listings held by nominees.

DIVIDENDS

Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We have paid uninterrupted quarterly dividends on common stock each year since 1977 and expect to continue our cash dividend policy during fiscal 2009. In both fiscal 2008 and 2007, the annual dividend rate for Class A stock was $0.16 per share and the annual dividend rate for Class B stock was $0.144 per share.

MARKET INFORMATION

The Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for the Class B stock. The high and low closing sales prices of our Class A stock for each quarter of fiscal 2008 and 2007 are represented in the table below.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$18.53	$14.11	$17.00	$14.20
Second Quarter	16.95	13.26	19.41	15.73
Third Quarter	19.44	13.68	24.08	19.62
Fourth Quarter	17.07	12.14	23.91	17.85

ISSUER PURCHASES OF EQUITY SECURITIES

The table below provides information regarding our purchases of Class A stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
June 29 to July 26, 2008	105,915	$15.13	-	22,474,439
July 27 to Aug. 30, 2008	165,453	16.15	-	22,474,439
Aug. 31 to Sept. 27, 2008	52,162	14.05	-	22,474,439
Total	(2) 323,530	$15.48	-	22,474,439

(1)

On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

We purchased 323,530 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain company obligations under our equity compensation plans. These transactions included 247,102 shares purchased in open market transactions and 76,428 shares withheld to cover required tax withholdings on the vesting of restricted stock.

TYSON FOODS, INC.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	2008	2007	2006	2005	2004
Summary of Operations
Sales	$26,862	$25,729	$24,589	$24,801	$25,192
Operating income (loss)	331	613	(50)	655	733
Net interest expense	206	224	238	227	275
Income (loss) from continuing operations	86	268	(174)	314	285
Income (loss) from discontinued operation	-	-	(17)	58	118
Cumulative effect of change in accounting principle	-	-	(5)	-	-
Net income (loss)	86	268	(196)	372	403
Diluted earnings (loss) per share:
Income (loss) from continuing operations	0.24	0.75	(0.51)	0.88	0.80
Income (loss) from discontinued operation	-	-	(0.05)	0.16	0.33
Cumulative effect of change in accounting principle	-	-	(0.02)	-	-
Net income (loss)	0.24	0.75	(0.58)	1.04	1.13
Dividends per share:
Class A	0.160	0.160	0.160	0.160	0.160
Class B	0.144	0.144	0.144	0.144	0.144
Balance Sheet Data
Total assets	$10,850	$10,227	$11,121	$10,504	$10,464
Total debt	2,896	2,779	3,979	2,995	3,362
Shareholders' equity	5,014	4,731	4,440	4,671	4,292
Other Key Financial Measures
Depreciation and amortization	$493	$514	$517	$501	$490
Capital expenditures	425	285	531	571	486
Return on invested capital	4.3%	7.7%	(0.6)%	8.6%	9.6%
Effective tax rate	44.6%	34.6%	35.0%	28.7%	37.7%
Total debt to capitalization	36.6%	37.0%	47.3%	39.1%	43.9%
Book value per share	$13.28	$13.31	$12.51	$13.19	$12.19
Closing stock price high	19.44	24.08	18.70	19.47	21.06
Closing stock price low	12.14	14.20	12.92	14.12	12.59

Notes to Five-Year Financial Summary
a.

Fiscal 2008 includes $76 million of pretax charges related to: restructuring a beef operation; closing a poultry plant; asset impairments for packaging equipment, intangible assets, unimproved real property and software; flood damage; and severance charges. Additionally, fiscal 2008 includes an $18 million non-operating gain related to the sale of an investment.

b.	Fiscal 2007 includes tax expense of $17 million related to a fixed asset tax cost correction, primarily related to a fixed asset system conversion in 1999.
c.	Fiscal 2006 includes $63 million of pretax charges primarily related to closing one poultry plant, two beef plants and two prepared foods plants.
d.

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

e.

Fiscal 2004 includes $61 million of pretax BSE-related charges, $40 million of pretax charges primarily related to closing one poultry and three prepared foods operations, $25 million of pretax charges related to the impairment of intangible assets and $21 million of pretax charges related to fixed asset write-downs.

f.	Fiscal 2004 was a 53-week year, while the other years presented were 52-week years.
g.	Return on invested capital is calculated by dividing operating income (loss) by the sum of the average of beginning and ending total debt and shareholders’ equity.
h.

The 2006 total debt to capitalization ratio is not adjusted for the $750 million short-term investment we had on deposit at September 30, 2006. When adjusted for the $750 million short-term investment, the debt to capitalization ratio was 42.1%.

i.

In June 2008, we executed a letter of intent to sell the beef processing, cattle feed yard and fertilizer assets of Lakeside Farm Industries Ltd. We are reporting Lakeside as a discontinued operation for all periods presented.

TYSON FOODS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE COMPANY

We are the world’s largest meat company and the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. We produce, distribute and market chicken, beef, pork, prepared foods and related allied products. Our operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors that influence our business are customer demand for our products, ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace, accessibility of international markets, market prices for our chicken, beef and pork products, cost of live cattle and hogs, raw materials and grain and operating efficiencies of our facilities.

OVERVIEW

●

Chicken Segment – Fiscal 2008 operating results declined as compared to fiscal 2007 due largely to increased input costs of approximately $900 million, including increased grain costs, other feed ingredient costs and cooking ingredients. These increases were partially offset by increased average sales prices, as well as increased net gains of $127 million from our commodity risk management activities related to grain purchases, which exclude the impact from related physical purchase transactions that will impact future period operating results.

●

Beef Segment – Fiscal 2008 operating results improved compared to fiscal 2007 as operating margins significantly improved in the latter half of the year, with an operating margin of 2.8% in the last six months of fiscal 2008. While sales volume was down with the closure of our Emporia, Kansas, slaughter operation, operating margins improved due to improved average sales prices and operational efficiencies.

●	Pork Segment – We achieved record operating income of $280 million, an increase of $135 million as compared to fiscal 2007, due to adequate hog supplies and strong domestic and export demand.
●

Prepared Foods Segment– Declines in operating income for fiscal 2008 compared to fiscal 2007 for our Prepared Foods segment were primarily due to increased raw material costs, partially offset by increased average sales prices.

●	Acquisitions – In fiscal 2008, we announced the following transactions:
●

In December 2007, Cobb-Vantress, Inc. (Cobb), our wholly-owned poultry breeding subsidiary, formed an alliance with Hendrix Genetics B.V. (Hendrix). This alliance will strengthen Cobb’s position in the broiler breeding industry, Hendrix’ position in egg layer, turkey and swine genetics, and enable Cobb and Hendrix to explore other joint venture opportunities. In July 2008, Cobb acquired the Hybro poultry breeding and genetics business from Hendrix. The acquisition included genetic lines and facilities. At the same time, Cobb and Hendrix signed a Joint Development Agreement involving their respective Research & Development in livestock genetics.

●

In February 2008, we signed an agreement with the Jiangsu Jinghai Poultry Industry Group Co., Ltd., a Chinese poultry breeding company, to build a fully integrated poultry operation in Haimen City near Shanghai. The joint venture, Jiangsu Tyson Foods, will produce fresh, packaged chicken products that will be sold under the Tyson name. Jiangsu Tyson will become the first producer to deliver brand name, high quality fresh chicken to consumers in the eastern China market. We own 70 percent of the business and production is expected to begin in 2009.

●

In June 2008, we announced the acquisition of 51% ownership of Godrej Foods, Ltd., a poultry processing business in India. The joint venture is called Godrej Tyson Foods. We anticipate annual sales of approximately $50 million initially, and expect operations will expand later. Godrej Foods currently sells retail fresh and further processed chicken.

●

In September 2008, we announced a joint venture agreement was finalized with Shandong Xinchang Group, a vertically integrated poultry operation in eastern China. Once the agreement receives the necessary government approvals, which is expected in fiscal 2009, Tyson will have a 60% ownership. The joint venture will be called Shandong Tyson Xinchang Foods Company.

●

In September 2008, we signed purchase agreements with three poultry companies in southern Brazil, each vertically integrated. These companies include Macedo Agroindustrial, Avicola Itaiopolis and Frangobras. We closed on each of these transactions subsequent to fiscal 2008.

●

In June 2008, we executed a letter of intent to sell Lakeside Farm Industries (Lakeside), our Canadian beef operation, to XL Foods, Inc., a Canadian-owned beef processing business. Under the terms of the letter of intent, Tyson will sell Lakeside for $104 million and retain the finished product inventory, accounts receivable and accounts payable of Lakeside as of the closing date. XL Foods will pay an additional amount for cattle inventory, fertilizer inventory and packaging assets, estimated to approximate $82 million. The transaction remains subject to government approvals and execution of a definitive agreement by the parties. The results of Lakeside are reported as a discontinued operation.

●	See Liquidity and Capital Resources for a summary of the impact of recent deterioration of credit and capital markets on our business.

TYSON FOODS, INC.

	in millions, except per share data
	2008	2007	2006
Net income (loss)	$86	$268	$(196)
Net income (loss) per diluted share	0.24	0.75	(0.58)

2008 – Net income includes the following items:
●	$33 million of charges related to asset impairments, including packaging equipment, intangible assets, unimproved real property and software;
●	$17 million charge related to restructuring our Emporia, Kansas, beef operation;
●	$13 million charge related to closing our Wilkesboro, North Carolina, Cooked Products poultry plant;
●	$13 million of charges related to flood damage at our Jefferson, Wisconsin, plant and severance charges related to the FAST initiative; and
●	$18 million non-operating gain related to sale of an investment.
2007 – Net income includes the following item:
●	$17 million of tax expense related to a fixed asset tax cost correction, primarily related to a fixed asset system conversion in 1999.
2006 – Net loss includes the following items:
●	$63 million of costs related to beef, prepared foods and poultry plant closings;
●

$19 million of charges related to our Cost Management Initiative and other business consolidation efforts which included severance expense, product rationalization costs and related intangible asset impairment expenses;

●	$15 million tax expense resulting from a review of our tax account balances; and
●

$5 million charge related to the cumulative effect of a change in accounting principle due to adoption of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143 (FIN 47).

OUTLOOK

The following elements comprise our long-term strategic plan:

●

Create innovative and insight-driven food solutions: Discover and sell market-leading products and services to grow Tyson’s brand equity and help our customers succeed through our commitment to joint value creation.

●	Optimize commodity business models: Emphasize cost focus in operations, manage margins and maximize revenue by capitalizing on scale, yield, pricing, product mix and services.
●	Build a multi-national enterprise: Accelerate expansion in cost competitive regions and markets with the greatest growth potential as well as increase and diversify United States exports.
●

Revolutionize conversion of raw materials and by-products into high-margin initiatives: Commercialize opportunities outside the core business, such as renewable energy from fat and developing other technologically-advanced platforms from materials such as feathers, viscera, blood and animal waste.

Our outlook for segments in fiscal 2009 includes:

●

Chicken – Export markets, credit availability and the recent strengthening dollar have negatively impacted leg quarter pricing. International leg quarter sales will be difficult at least through the beginning of fiscal 2009. We have seen grain prices drop significantly from all-time highs this past summer that if sustained, will benefit us in the long run. However, we have some grain positions that could negatively impact us depending on corn and soybean meal closing prices at the end of the first quarter fiscal 2009.

●

Beef – We expect cattle supplies will be down 1-2% in fiscal 2009, but there should be ample supply to run our plants efficiently. We will continue to focus on the operational efficiencies from fiscal 2008 and expect a successful fiscal 2009.

●

Pork – While we anticipate fewer hog supplies in fiscal 2009, we expect we will have an adequate supply to achieve good operating results. This segment should continue to do well in fiscal 2009, but likely not at the record amounts we had in fiscal 2008.

●	Prepared Foods – High input costs will likely continue in fiscal 2009. Demand for our products remains strong, which should provide for sales volume growth in fiscal 2009.

TYSON FOODS, INC.

SUMMARY OF RESULTS – CONTINUING OPERATIONS

Sales	in millions
	2008	2007	2006
Sales	$26,862	$25,729	$24,589
Change in average sales price	5.1%	5.8%
Change in sales volume	(0.7)%	(1.1)%
Sales growth	4.4%	4.6%

2008 vs. 2007 –
●

The improvement in sales was largely due to improved average sales prices, which accounted for an increase of approximately $1.5 billion. While all segments had improved average sales prices, the majority of the increase was driven by increases in the Chicken and Beef segments.

●

Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of approximately $318 million. This was primarily due to a decrease in Beef volume and the sale of two poultry production facilities in fiscal 2007, partially offset by an increase in Pork volume.

2007 vs. 2006 –
●

The improvement in sales was largely due to improved average sales prices, which accounted for an increase of approximately $1.4 billion in sales. The improvement was due to better market conditions in all segments, with the majority of the increase attributable to the Chicken and Beef segments.

●

Sales were negatively impacted by a slight decrease in sales volume, which accounted for a decrease of approximately $226 million. The decrease was driven by decreases in the Chicken and Prepared Foods segments, offset by improvements in the Beef and Pork segments. The decrease included planned production cuts and the closure of production facilities, offset by improvements in the beef and pork export markets and improved domestic pork demand.

Cost of Sales	in millions
	2008	2007	2006
Cost of sales	$25,616	$24,300	$23,639
Gross margin	$1,246	$1,429	$950
Cost of sales as a percentage of sales	95.4%	94.4%	96.1%

2008 vs. 2007 –
●	Cost of sales increased $1.3 billion. Cost per pound contributed to a $1.6 billion increase, offset partially by a decrease in sales volume reducing cost of sales $323 million.
●

Increase of over $1.0 billion in costs in the Chicken segment, which included increased input costs of approximately $900 million, including grain costs, other feed ingredient costs and cooking ingredients. Plant costs, including labor and logistics, increased by approximately $200 million. These increases were partially offset by increased net gains of $127 million from our commodity risk management activities related to grain purchases, which exclude the impact from related physical purchase transactions that will impact future period operating results.

	●	Increase in average domestic live cattle costs of approximately $271 million.
	●	Increase in operating costs in the Beef and Pork segments of approximately $180 million.
	●	Decrease due to sales volume included lower Beef and Chicken sales volume, partially offset by higher Pork sales volume.
●

Decrease due to net gains of $173 million from our commodity risk management activities related to forward futures contracts for live cattle and hog purchases as compared to the same period of fiscal 2007. These amounts exclude the impact from related physical purchase transactions, which will impact future period operating results.

	●	Decrease in average live hog costs of approximately $117 million.
2007 vs. 2006 –
●	Decrease in cost of sales as a percentage of sales primarily was due to the increase in average sales prices, while average live prices and production costs did not increase at the same rate.
●	Cost of sales increased by $661 million, with an increase in cost per pound contributing to an $853 million increase, offset by a decrease in sales volume reducing cost of sales by $192 million.
●

Increase in net grain costs of $256 million, which included $334 million of increased grain costs, partially offset by increased net gains of $78 million from our commodity risk management activities related to grain purchases.

	●	Increase in average domestic live cattle and hog costs, as well as an increase in domestic pork sales volume, increased cost of sales by approximately $682 million.
●

Decrease in Chicken segment sales volume decreased cost of sales by approximately $346 million, primarily due to planned production cuts, the sale of two poultry plants and the closure of a poultry plant in fiscal 2006 due to a fire.

TYSON FOODS, INC.

Selling, General and Administrative	in millions
	2008	2007	2006
Selling, general and administrative	$879	$814	$930
As a percentage of sales	3.3%	3.2%	3.8%

2008 vs. 2007 –
●	Increase of $29 million related to unfavorable investment returns on company-owned life insurance, which is used to fund non-qualified retirement plans.
●	Increase of $16 million related to advertising and sales promotions.
●	Increase of $14 million due to a favorable actuarial adjustment related to retiree healthcare plan recorded in fiscal 2007.
●	Increase of $9 million due to a gain recorded in fiscal 2007 on the disposition of an aircraft.
2007 vs. 2006 –
●	Decrease of $39 million in advertising and sales promotion expenses.
●	Decrease of $27 million due to a favorable actuarial adjustment related to retiree healthcare plan recorded in fiscal 2007 compared to an unfavorable adjustment recorded in fiscal 2006.
●	Decrease of $15 million in other professional fees.
●	Decrease of $18 million due to a gain recorded in fiscal 2007 on the disposition of an aircraft, as well as favorable investment returns on company-owned life insurance.
●

We had various other savings recognized as part of our Cost Management Initiative. These savings are in addition to some of the decreases above and include management salaries, travel, relocation and recruiting, personnel awards, as well as other various savings.

●	Increase of $18 million in earnings-based incentive compensation.

Other Charges	in millions
	2008	2007	2006
	$36	$2	$70

2008 –
●	Included $17 million charge related to restructuring our Emporia, Kansas, beef operation.
●	Included $13 million charge related to closing our Wilkesboro, North Carolina, Cooked Products poultry plant.
●	Included $6 million of severance charges related to the FAST initiative.
2006 –
●	Included $47 million of charges related to closing our Norfolk and West Point, Nebraska, operations.
●	Included $14 million of charges related to closing our Independence and Oelwein, Iowa, operations.
●	Included $9 million of severance accruals related to our Cost Management Initiative announced in July 2006.

Interest Income	in millions
	2008	2007	2006
	$9	$8	$30

2006 – Included $20 million of interest earned on the $750 million short-term investment held on deposit with a trustee used for the repayment of the 7.25% Notes maturing on October 1, 2006.

Interest Expense	in millions
	2008	2007	2006
Interest expense	$215	$232	$268
Average borrowing rate	7.0%	7.4%	7.4%
Change in average weekly debt	(1.7)%	(15.9)%

2007 vs. 2006 - The decrease in interest expense primarily was due to the $1.0 billion senior unsecured notes borrowing at the end of the second quarter of fiscal 2006. We used $750 million of the proceeds from the borrowing for the repayment of the 7.25% Notes maturing on October 1, 2006.

TYSON FOODS, INC.

Other Income, net	in millions
	2008	2007	2006
	$29	$21	$20

2008 –
●	Included $18 million non-operating gain related to the sale of an investment.
2007 –
●	Included $14 million in foreign currency exchange gain.
2006 –
●	Included $7 million gain recorded on the write-off of a capital lease obligation related to a legal settlement.
●	Included $5 million in foreign currency exchange gain.

Effective Tax Rate
	2008	2007	2006
	44.6%	34.6%	35.0%

2008 –
●	Increased the effective tax rate 5.0% due to increase in state valuation allowances.
●	Increased the effective tax rate 4.4% due to increase in FIN 48 unrecognized tax benefits.
●	Increased the effective tax rate 3.8% due to net negative returns on company-owned life insurance policies, which is not deductible for federal income tax purposes.
●	Reduced the effective tax rate 3.8% due to general business credits.
2007 –
●	Increased the effective tax rate 4.2% due to a fixed asset tax cost correction, primarily related to a fixed asset system conversion in 1999.
●

Increased the effective tax rate 3.2% due to the federal income tax effect of the reductions in estimated Medicare Part D subsidy in fiscal 2007, which is not deductible for federal income tax purposes.

●	Reduced the effective tax rate 4.6% due to the reduction of income tax reserves based on favorable settlement of disputed matters.
2006 –
●	Reduced the effective tax rate 5.1% due to expense recorded in fiscal 2006 as a result of the tax account balance review.
●	Reduced the effective tax rate 1.8% due to the federal income tax effect of the reductions in estimated Medicare Part D subsidy in fiscal 2006, which is not deductible for federal income tax purposes.

TYSON FOODS, INC.

SEGMENT RESULTS

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment income (loss).

In the fourth quarter fiscal 2008, we began to manage and report the operating results and identifiable assets of our logistics operations in the segment in which the product being moved relates. As a result, our operating segments now reflect logistics operations which were previously included in Other. All prior periods have been restated to reflect this change.

Segment results exclude the results of our discontinued operation, Lakeside.

				in millions
	Sales			Operating Income (Loss)
	2008	2007	2006	2008	2007	2006
Chicken	$8,900	$8,210	$7,958	$(118)	$325	$94
Beef	11,664	11,540	10,866	106	51	(254)
Pork	3,587	3,314	3,067	280	145	55
Prepared Foods	2,711	2,665	2,698	63	92	55
Total	$26,862	$25,729	$24,589	$331	$613	$(50)

Chicken Segment Results	in millions
	2008	2007	Change 2008 vs. 2007	2006	Change 2007 vs. 2006
Sales	$8,900	$8,210	$690	$7,958	$252
Sales Volume Change			(0.4)%		(4.7)%
Average Sales Price Change			8.9%		8.3%

Operating Income (Loss)	$(118)	$325	$(443)	$94	$231
Operating Margin	(1.3)%	4.0%		1.2%

2008 – Operating loss included $26 million of charges related to: plant closings; impairments of unimproved real property and software; and severance.
2007 – Operating income included a $10 million gain on the sale of two poultry plants and related support facilities.
2006 – Operating income included $9 million of charges related to our Cost Management Initiative, other business consolidation efforts and plant closing costs.

2008 vs. 2007 –
●

Sales and Operating Income (Loss) – Sales increased as a result of an increase in average sales prices, partially offset by a decrease in sales volume due to the sale of two poultry plants in fiscal 2007. Operating results were adversely impacted by increased input costs of approximately $900 million, including grain costs, other feed ingredient costs and cooking ingredients. Plant costs, including labor and logistics, increased by approximately $200 million. This was partially offset by increased net gains of $127 million from our commodity trading risk management activities related to grain purchases, which exclude the impact from related physical purchase transactions that will impact future period operating results. Operating results were also negatively impacted by increased selling, general and administrative expenses of $43 million.

2007 vs. 2006 –
●

Sales and Operating Income – Sales and operating income increased due to an increase in average sales prices, partially offset by a decrease in sales volume. The decrease in sales volume was due to planned production cuts, the sale of two poultry plants and the closure of a poultry plant in fiscal 2006 due to a fire. The increase in average sales prices contributed to improved operating income, partially offset by an increase in net grain costs of $256 million. The increase of net grain costs includes $334 million of increased grain costs, partially offset by increased net gains of $78 million from our commodity risk management activities related to grain purchases. Additionally, operating income improved due to a decrease in selling, general and administrative expenses.

TYSON FOODS, INC.

Beef Segment Results	in millions
	2008	2007	Change 2008 vs. 2007	2006	Change 2007 vs. 2006
Sales	$11,664	$11,540	$124	$10,866	$674
Sales Volume Change			(4.6)%		0.9%
Average Sales Price Change			5.9%		5.3%

Operating Income (Loss)	$106	$51	$55	$(254)	$305
Operating Margin	0.9%	0.4%		(2.3)%

2008 – Operating income included $35 million of charges related to: plant restructuring; impairments of packaging equipment and intangible assets; and severance.
2006 – Operating loss included $52 million of charges related to plant closings, our Cost Management Initiative and other business consolidation efforts.

2008 vs. 2007 –
●

Sales and Operating Income – Sales and operating income were impacted positively by higher average sales prices and improved operational efficiencies, partially offset by decreased sales volume due primarily to closure of the Emporia, Kansas, slaughter operation. Operating results were also negatively impacted by higher operating costs. Fiscal 2008 operating results include realized and unrealized net gains of $53 million from our commodity risk management activities related to forward futures contracts for live cattle, excluding the related impact from the physical sale and purchase transactions, compared to realized and unrealized net losses of $2 million recorded in fiscal 2007. Operating results were positively impacted by an increase in average sales prices exceeding the increase in average live prices.

2007 vs. 2006 –
●

Sales and Operating Income (Loss) – Sales and operating income increased due to higher average sales prices, as well as higher sales volume. Operating results improved due to operating cost efficiencies and yield improvements, partially offset by an increase in average live prices. Also, operating results improved significantly from a decrease in selling, general and administrative expenses. Fiscal 2007 operating results included realized and unrealized net losses of $2 million from our commodity risk management activities related to forward futures contracts for live cattle, excluding the related impact from the physical sale and purchase transactions, compared to realized and unrealized net losses of $40 million recorded in fiscal 2006.

TYSON FOODS, INC.

Pork Segment Results	in millions
	2008	2007	Change 2008 vs. 2007	2006	Change 2007 vs. 2006
Sales	$3,587	$3,314	$273	$3,067	$247
Sales Volume Change			6.1%		5.1%
Average Sales Price Change			2.1%		2.8%

Operating Income	$280	$145	$135	$55	$90
Operating Margin	7.8%	4.4%		1.8%

2008 – Operating income included $5 million of charges related to impairment of packaging equipment and severance.

2008 vs. 2007 –
●

Sales and Operating Income – Operating results were impacted positively by lower average live prices and strong export sales, which led to increased sales volume and a record year for operating margins. Fiscal 2008 operating results include realized and unrealized net gains of $95 million from our commodity risk management activities related to forward futures contracts for live hogs, excluding the related impact from the physical sale and purchase transactions, compared to realized and unrealized net gains of $3 million recorded in fiscal 2006. This was partially offset by higher operating costs, as well as lower average sales prices.

2007 vs. 2006 –
●

Sales and Operating Income – Sales and operating income increased due to higher sales volume and increased average sales prices, due to increased domestic demand and strong export markets. Additionally, operating income was impacted positively by improved operating cost efficiencies and yield improvements, partially offset by higher average live prices. Fiscal 2007 operating results included realized and unrealized net gains of $3 million from our commodity risk management activities related to forward futures contracts for live hogs, excluding the related impact from the physical sale and purchase transactions, compared to realized and unrealized net losses of $15 million recorded in fiscal 2006.

Prepared Foods Segment Results					in millions
	2008	2007	Change 2008 vs. 2007	2006	Change 2007 vs. 2006
Sales	$2,711	$2,665	$46	$2,698	$(33)
Sales Volume Change			1.5%		(3.9)%
Average Sales Price Change			0.2%		2.8%

Operating Income	$63	$92	$(29)	$55	$37
Operating Margin	2.3%	3.5%		2.0%

2008 – Operating income included $10 million of charges related to flood damage, an intangible asset impairment and severance.
2007 – Operating income included $7 million of charges related to intangible asset impairments.
2006 – Operating income included $19 million of charges related to plant closings, other business consolidation efforts and our Cost Management Initiative.

2008 vs. 2007 –
●

Sales and Operating Income – Operating results were negatively impacted by higher raw material costs, which include wheat, dairy and cooking ingredient costs, partially offset by lower pork costs. Results were positively impacted by an increase in average sales prices.

2007 vs. 2006 –
●

Sales and Operating Income – Sales declined primarily due to decreased sales volume, including reduced sales volume on lower margin products, partially offset by increased average sales prices. Operating income improved primarily due to an improvement in average sales prices, partially offset by an increase in plant costs and raw material costs.

TYSON FOODS, INC.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs for working capital, capital expenditures and international growth are expected to be met with cash flows provided by operating activities, anticipated proceeds from the Lakeside sale, or short-term borrowings.

Cash Flows from Operating Activities	in millions
	2008	2007	2006
Net income (loss)	$86	$268	$(196)
Non-cash items in net income (loss):
Depreciation and amortization	493	514	517
Deferred taxes	35	5	(130)
Impairment and write-down of assets	57	14	18
Cumulative effect of change in accounting principle, before tax	-	-	9
Other, net	26	(15)	30
Income before changes in working capital	697	786	248
Changes in working capital	(409)	(108)	124
Net cash provided by operating activities	$288	$678	$372

Income before changes in working capital represents net income (loss) adjusted for non-cash income and expenses. Additionally, this amount represents net cash provided by operating activities prior to changes in assets and liabilities associated with operations.

Changes in working capital:
●

2008 – Operating cash flows declined primarily due to higher inventory and accounts receivable balances, partially offset by a higher accounts payable balance. Higher inventory balances were driven by an increase in raw material costs and inventory volume.

●	2007 – Operating cash flows declined primarily due to higher inventory and accounts receivable balances, partially offset by a higher accounts payable balance.
●

2006 – Operating cash flows increased primarily due to a lower accounts receivable balance, higher accounts payable and interest payable balances, partially offset by a lower income taxes payable/receivable balance.

Cash Flows from Investing Activities	in millions
	2008	2007	2006
Additions to property, plant and equipment	$(425)	$(285)	$(531)
Proceeds from sale of property, plant and equipment	26	76	21
Proceeds from sale (purchase) of marketable securities, net	(3)	16	23
Proceeds from sale (purchase) of short-term investment	-	770	(750)
Proceeds from sale of investments	22	-	-
Other, net	(19)	2	13
Net cash provided by (used for) investing activities	$(399)	$579	$(1,224)

●

Expenditures for property, plant and equipment include acquisition of new equipment to upgrade our facilities to maintain competitive standing and position us for future opportunities. In fiscal 2008, our capital spending included equipment updates in our chicken plants, as well as packaging equipment upgrades in our Fresh Meats case-ready facilities. In fiscal 2007, we focused on reducing our capital spending. In fiscal 2006, we had significant capital investing, including our new Discovery Center and the Sherman, Texas, case-ready facility.

	●	Capital spending for fiscal 2009 is expected to be $600-$650 million, which includes the following:
		●	approximately $425-$450 million on current core business capital spending;
		●	approximately $100-$120 million on post-acquisition capital spending related to our Brazil and China acquisitions; and
●

approximately $75-$80 million related to Dynamic Fuels LLC’s (Dynamic) facility. The cost to construct the facility is estimated to be $138 million, which will be funded by $100 million of Gulf Opportunity Zone tax-exempt bonds issued in October 2008, along with equity contributions made by Tyson and Syntroleum Corporation, most of which has already been made. Construction began in October 2008 and will continue through late 2009, with production targeted for early 2010.

●	Proceeds from sale of assets in fiscal 2007 include $40 million received related to the sale of two poultry plants and related support facilities.
●

Short-term investment purchased in fiscal 2006 with proceeds from $1.0 billion of senior notes maturing on April 1, 2016 (2016 Notes). The short-term investment was held in an interest bearing account with a trustee. In fiscal 2007, we used proceeds from sale of the short-term investment to repay our outstanding $750 million 7.25% Notes due October 1, 2006.

TYSON FOODS, INC.

Cash Flows from Financing Activities	in millions
	2008	2007	2006
Net borrowings (payments) on revolving credit facilities	$(213)	$53	$158
Payments on debt	(147)	(1,263)	(166)
Net proceeds from borrowings	449	-	992
Net proceeds from Class A stock offering	274	-	-
Convertible note hedge transactions	(94)	-	-
Warrant transactions	44	-	-
Purchases of treasury shares	(30)	(61)	(42)
Dividends	(56)	(56)	(55)
Stock options exercised	9	74	32
Increase (decrease) in negative book cash balances	67	9	(85)
Other, net	18	(8)	10
Net cash provided by (used for) financing activities	$321	$(1,252)	$844

●	Net borrowings (payments) on revolving credit facilities primarily include activity related to the accounts receivable securitization facility and commercial paper.
●	Payments on debt include -
● In fiscal 2008, we bought back $40 million of our 2016 Notes and repaid the remaining $25 million outstanding Lakeside term loan.
●

In fiscal 2007, we used proceeds from sale of the short-term investment to repay our outstanding $750 million 7.25% Notes due October 1, 2006. In addition, we used cash from operations to reduce the amount outstanding under the Lakeside term loan by $320 million, repay the outstanding $125 million 7.45% Notes due June 1, 2007, and reduce other borrowings.

● In fiscal 2006, we repaid the $87 million 6.125% Senior Notes due February 1, 2006, and reduced other borrowings.
●	Net proceeds from borrowings include -
●

In fiscal 2008, we issued $458 million of 3.25% Convertible Senior Notes due October 15, 2013. Net proceeds were used for the net cost of the related Convertible Note Hedge and Warrant Transactions, toward the repayment of our borrowings under the accounts receivable securitization facility, and for other general corporate purposes.

●

In fiscal 2006, we issued $1.0 billion of 2016 Notes. We used proceeds to purchase a short-term investment, as well as for other general corporate purposes. The short-term investment was later sold and used in fiscal 2007 to repay our outstanding $750 million 7.25% Notes due October 1, 2006.

●

In fiscal 2008, we issued 22.4 million shares of Class A stock in a public offering. Net proceeds were used toward repayment of our borrowings under the accounts receivable securitization facility and for other general corporate purposes.

TYSON FOODS, INC.

Liquidity	in millions
			Outstanding
			Letters of
	Commitments	Facility	Credit (no	Amount	Amount
	Expiration Date	Amount	draw downs)	Borrowed	Available
Cash					$250

Revolving credit facility	September 2010	$1,000	$291	$-	$709
Accounts receivable securitization facility	Aug. 2009, Aug. 2010	750	-	-	750
Total liquidity					$1,709

●

The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs and derivative activities.

●

The accounts receivable securitization facility is with three co-purchasers and allows us to sell up to $750 million of trade receivables, consisting of $375 million expiring in August 2009 and a $375 million 364-day facility with an additional one-year option, which commits funding through August 2010. At September 27, 2008, we had access to the full $750 million borrowing capacity. Our borrowing capacity could be reduced in the future if our eligible receivables balance falls below $750 million.

●

In conjunction with the $100 million of Gulf Opportunity Zone tax-exempt bond issuance in October 2008, we agreed to issue a guarantee for the full amount of the bond issuance, which was issued in the form of a letter of credit, in exchange for eight million Syntroleum stock warrants valued at $0.01 each. Both the issuance of the letter of credit and the receipt of Syntroleum warrants occurred subsequent to fiscal 2008. The letter of credit will reduce the unused borrowing capacity available under the revolving credit facility.

●

In October 2008, we completed the acquisition of three vertically integrated poultry companies in southern Brazil. The purchase price was $80 million, as well as up to an additional $15 million of contingent purchase price based on production volumes payable through fiscal 2010. Additionally, once the joint venture agreement with Shandong Xinchang Group receives the necessary government approvals, we expect to spend $110-$115 million to acquire a 60% ownership. We expect this to be finalized during fiscal 2009.

●

Subject to receipt of applicable government approvals, we anticipate being ready to complete the sale of Lakeside by the end of the first quarter fiscal 2009, with plans to use available proceeds to pay down debt and other general corporate purposes. Inclusive of working capital of Lakeside initially retained by us at closing, as well as consideration received from XL Foods, we expect the following future cash flows based on the September 27, 2008, currency exchange rate: $55 million received at closing; approximately $136 million in calendar 2009; $49 million in notes receivable, plus interest, to be paid over two years by XL Foods; and $29 million of XL Foods preferred stock redeemable over five years. The discontinuance of Lakeside’s operation will not have a material effect on our future operating cash flows.

●	Our current ratio at September 27, 2008, and September 29, 2007, was 2.07 to 1 and 1.74 to 1, respectively.

Deterioration of Credit and Capital Markets

Credit market conditions deteriorated rapidly during our fourth quarter of fiscal 2008 and continue into our first quarter of fiscal 2009. Several major banks and financial institutions failed or were forced to seek assistance through distressed sales or emergency government measures. While not all-inclusive, the following summarizes some of the impacts to our business:

Credit Facilities

Cash flows from operating activities are our primary source of liquidity for funding debt service and capital expenditures. However, we rely on our revolving credit and accounts receivable securitization facilities to provide additional liquidity for working capital needs, letters of credit, and as a source of financing for international growth. Our revolving credit facility has total committed capacity of $1.0 billion. As of September 27, 2008, we had outstanding letters of credit totaling $291 million, none of which were drawn upon, which left $709 million available for borrowing. Our revolving credit facility is funded by a syndicate of 35 banks, with commitments ranging from $5 million to $78 million per bank. If any of the banks in the syndicate were unable to perform on their commitments to fund the facility, our liquidity could be impaired, which could reduce our ability to fund working capital needs or finance our international growth strategy.

Our accounts receivable securitization facility has $750 million of committed funding, of which the entire amount was available for borrowing as of September 27, 2008. Our accounts receivable securitization facility is funded by a syndicate of three banks, with a commitment of $250 million per bank. To date, all of the banks in the syndicate have continued to meet their commitments despite the recent market turmoil. If any of the banks in the syndicate were unable to perform on their commitments to fund the facility, our liquidity could be impaired, which could reduce our ability to fund working capital needs or finance our international growth strategy. We have borrowed against this facility subsequent to fiscal 2008 and all of the banks in the syndicate performed their obligations to fund these borrowings.

TYSON FOODS, INC.

Current market conditions have also resulted in higher credit spreads on long-term borrowings and significantly reduced demand for new corporate debt issuances.

Equity – Class A Common Stock

Equity prices, including our own Class A Common Stock, have fallen and experienced abnormally high volatility during the current period. If these conditions persist, our cost of capital will increase significantly.

Customers/Suppliers

The financial condition of some of our customers and suppliers could also be impaired by current market conditions. Although we have not experienced a material increase in customer bad debts or non-performance by suppliers, current market conditions increase the probability that we could experience losses from customer or supplier defaults. Should current credit and capital market conditions result in a prolonged economic downturn in the United States and abroad, demand for protein products could be reduced, which could result in a reduction of sales, operating income and cash flows.

Investments

The value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets, has been negatively impacted by the recent market declines. These instruments were recorded at fair value as of September 27, 2008; however, subsequent to September 27, 2008, through November 1, 2008, we have seen an additional reduction in fair value of approximately $32 million. While we believe this reduction in fair value is temporary, if current market conditions continue, we could be required to recognize $10 million of expense in the first quarter of fiscal 2009. The remaining change in fair value would be deferred in other comprehensive income unless determined to be permanently impaired.

We currently oversee two domestic and one foreign subsidiary non-contributory qualified defined benefit pension plans. All three pension plans are frozen to new participants and no additional benefits will accrue for participants. Based on our 2008 actuarial valuation, we anticipate contributions of approximately $1 million to these plans for fiscal 2009. We also have one domestic unfunded defined benefit plan. Based on our 2008 actuarial valuation, we anticipate contributions of approximately $1 million to this plan in fiscal 2009.

Financial Instruments

As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to commodity purchases. Similar to the capital markets, the commodities markets have seen a similar decline over the past several months. Grain prices reached an all-time high during our fourth quarter of fiscal 2008 before falling sharply to the current levels. While the reduction in grain prices benefit us long-term, we may be required to record additional losses related to these financial instruments in the first quarter of fiscal 2009 if grain prices remain lower than prices at the end of fiscal 2008.

Insurance

We rely on insurers as a protection against liability claims, property damage and various other risks. Our primary insurers maintain an A.M. Best Financial Strength Rating of A+ or better. Nevertheless, we continue to monitor this situation as insurers have been and are expected to continue to be impacted by the current capital market environment.

TYSON FOODS, INC.

Capitalization	in millions
	2008	2007	2006
Senior notes	$2,400	$2,475	$3,388
3.25% Convertible senior notes	458	-	-
Lakeside term loan	-	25	345
Other indebtedness	38	279	246
Total Debt	$2,896	$2,779	$3,979

Total Equity	$5,014	$4,731	$4,440

Debt to Capitalization Ratio	36.6%	37.0%	47.3%

●

In fiscal 2008, we issued $458 million of 3.25% Convertible Senior Notes due October 15, 2013. Net proceeds were used for the net cost of the Convertible Note Hedge and Warrant Transactions, toward the repayment of our borrowings under the accounts receivable securitization facility, and for other general corporate purposes.

●

In fiscal 2008, we issued 22.4 million shares of Class A stock in a public offering. Net proceeds were used toward repayment of our borrowings under the accounts receivable securitization facility and for other general corporate purposes.

●

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

Credit Ratings

2016 Notes

On July 24, 2006, Moody’s Investors Services, Inc. (Moody’s) downgraded the credit rating from “Baa3” to “Ba1.” This downgrade increased the interest rate on the 2016 Notes from 6.60% to 6.85%, effective on the first day of the interest period during which the rating change required an adjustment to the interest rate (i.e., the issuance of the 2016 Notes). Additionally, on July 31, 2006, Standard & Poor’s (S&P) downgraded the credit rating from “BBB” to “BBB-.” This downgrade did not change the interest rate on the 2016 Notes.

On September 4, 2008, S&P downgraded the credit rating from “BBB-“ to “BB.” This downgrade increased the interest rate on the 2016 Notes from 6.85% to 7.35%, effective beginning with the six month interest payment due October 1, 2008.

On November 13, 2008, Moody’s downgraded the credit rating from “Ba1” to “Ba3.” This downgrade increased the interest rate on the 2016 Notes from 7.35% to 7.85%, effective beginning with the six month interest payment due April 1, 2009.

S&P currently rates the 2016 Notes “BB.” Moody’s currently rates this debt “Ba3.” A further one-notch downgrade by either ratings agency would increase the interest rates on the 2016 Notes by an additional 0.25% per ratings agency.

Revolving Credit Facility Rating

After an upgrade on October 1, 2008, S&P’s credit rating for the revolving credit facility is “BBB-.” After a downgrade on November 13, 2008, Moody’s credit rating is “Ba2.” The pretax impact to earnings of another downgrade would not be material to annual interest expense. However, if Moody’s were to downgrade this facility to “Ba3” or below, or if S&P were to downgrade this facility to “BB-“ or below, then the banks participating in our accounts receivable securitization facility could refuse to purchase any additional receivables from us and the accounts receivable securitization facility could unwind with any amounts outstanding under the facility repaid as the receivables owned by Tyson Receivables Company, our wholly-owned consolidated special purpose entity, are collected.

Debt Covenants

Our debt agreements contain various covenants, the most restrictive of which contain maximum allowed leverage ratios and a minimum required interest coverage ratio. On September 10, 2008, we amended our revolving credit facility agreement to provide a less restrictive maximum allowed leverage ratio, which takes effect in first quarter of fiscal 2009. All trademarks of our domestic subsidiaries are pledged as collateral under the revolving credit facility. Additionally, certain domestic subsidiaries guaranteed this facility and pledged inventory as collateral. We were in compliance with all covenants at September 27, 2008.

Based on the current industry outlook and our internal forecasts, we anticipate we will be in compliance with our debt covenants throughout fiscal 2009. However, our Chicken segment in the first part of fiscal 2009 will be negatively impacted by difficult export markets and long grain positions that could negatively impact our covenant compliance.

TYSON FOODS, INC.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements material to our financial position or results of operations. The off-balance sheet arrangements we have are guarantees of debt of outside third parties, including a lease and grower loans, and residual value guarantees covering certain operating leases for various types of equipment. See Note 9, “Commitments” of the Notes to Consolidated Financial Statements for further discussion.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 27, 2008:

	in millions
	Payments Due by Period
				2014 and
	2009	2010 – 2011	2012 - 2013	thereafter	Total
Debt and capital lease obligations:
Principal payments (1)	$8	$1,245	$5	$1,638	$2,896
Interest payments (2)	289	339	207	329	1,164
Guarantees (3)	25	29	33	34	121
Operating lease obligations (4)	80	102	48	23	253
Purchase obligations (5)	710	73	20	24	827
Capital expenditures (6)	308	58	-	-	366
Other long-term liabilities (7)	8	5	5	32	50
Total contractual commitments	$1,428	$1,851	$318	$2,080	$5,677

(1)	In the event of a default on payment or violation of debt covenants, acceleration of the principal payments could occur. At September 27, 2008, we were in compliance with all of our debt covenants.
(2)	Interest payments included interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective rates at September 27, 2008, and expected payment dates.
(3)

Amounts included guarantees of debt of outside third parties, which consist of a lease and grower loans, all of which are substantially collateralized by the underlying assets, as well as residual value guarantees covering certain operating leases for various types of equipment. The amounts included are the maximum potential amount of future payments.

(4)	Amounts included in operating lease obligations are minimum lease payments under lease agreements.
(5)

Amounts included in purchase obligations are agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains, livestock contracts and fixed grower fees that provide terms that meet the above criteria. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders have not been included in the table, as a purchase order is an authorization to purchase and may not be considered an enforceable and legally binding contract. Contracts for goods or services that contain termination clauses without penalty have also been excluded.

(6)	Amounts included in capital expenditures are estimated amounts to complete buildings and equipment under construction as of September 27, 2008, as well as costs to construct Dynamic’s facility.
(7)	Amounts included in other long-term liabilities are items that meet the definition of a purchase obligation and are recorded in the Consolidated Balance Sheets.

In addition to the amounts shown above in the table, we have unrecognized tax benefits of $220 million and related interest and penalties of $67 million at September 27, 2008, recorded as liabilities in accordance with Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). During fiscal 2009, tax audit resolutions could potentially reduce these amounts by approximately $38 million, either because tax positions are sustained on audit or because we agree to their disallowance. For the remaining liability, due to the uncertainties related to these income tax matters, we are unable to make a reasonably reliable estimate of the amounts or timing of potential reductions.

TYSON FOODS, INC.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 at the beginning of fiscal 2008. The adoption of FIN 48 resulted in a change to the opening Consolidated Balance Sheet as follows: $32 million increase to Other Current Assets, $17 million decrease to Other Current Liabilities, $106 million increase to Other Liabilities, $40 million decrease to Deferred Income Taxes and $17 million decrease to Retained Earnings. Included in these changes we recognized a $120 million increase in the liability for unrecognized tax benefits and a $21 million increase in the related liability for interest and penalties for a total of $141 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in funded status in the year in which the changes occur through other comprehensive income. We adopted SFAS No. 158 at the end of fiscal 2007 except for the requirement to measure the funded status of a plan as of the date of its annual consolidated balance sheet, which we adopted in fiscal 2008 and which had an immaterial impact. See Note 13, “Pensions and Other Postretirement Benefits” in the Notes to Consolidated Financial Statements for the impact of the adoption of SFAS No. 158.

In March 2005, the FASB issued FIN 47. Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), was issued in June 2001 and requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction, development and/or the normal operation of a long-lived asset. The associated asset costs are capitalized as part of the carrying amount of the long-lived asset. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. We adopted FIN 47 as of September 30, 2006. See Note 2, “Change in Accounting Principle” in the Notes to Consolidated Financial Statements for the impact of the adoption of FIN 47.

TYSON FOODS, INC.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Beginning September 28, 2008, we partially applied SFAS No. 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities. As of September 28, 2008, we have applied the provisions of SFAS No. 157 to our financial instruments and the impact was not material. Under FSP 157-2, we will be required to apply SFAS No. 157 to our nonfinancial assets and liabilities at the beginning of fiscal 2010. We are currently reviewing the applicability of SFAS No. 157 to our nonfinancial assets and liabilities as well as the potential impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities firm commitments, and nonfinancial warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. At September 28, 2008, we did not elect the fair value option under SFAS No. 159 and therefore there was no impact to our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS No. 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The impact of SFAS No. 160 will not have a material impact on our current Consolidated Financial Statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; therefore, we expect to adopt SFAS No. 160 at the beginning of fiscal 2010.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; therefore, we expect to adopt SFAS No. 141R for any business combinations entered into beginning in fiscal 2010.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Therefore, we expect to adopt the provisions of FSP APB 14-1 beginning in the first quarter of fiscal 2010. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. Upon retrospective adoption, we anticipate our effective interest rate on our 3.25% Convertible Senior Notes due 2013 will range from 8.0% to 8.50%, which would result in the recognition of an approximate $90 million to $100 million discount to these notes with the offsetting after tax amount recorded to capital in excess of par value. This discount will be accreted until the maturity date at the effective interest rate, which will not materially impact fiscal 2008 interest expense, but will result in an estimated $15 million to $20 million increase to our fiscal 2009 interest expense.

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

A 10% change in our marketing accruals at September 27, 2008, would impact pretax earnings by approximately $10 million.

TYSON FOODS, INC.

Effect if Actual Results Differ
Description	Judgments and Uncertainties	From Assumptions

Accrued self insurance

We are self insured for certain losses related to health and welfare, workers’ compensation, auto liability and general liability claims.

We use an independent third-party actuary to assist in determining our self-insurance liability. We and the actuary consider a number of factors when estimating our self-insurance liability, including claims experience, demographic factors, severity factors and other actuarial assumptions.

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

A 10% increase in the actuarial range at September 27, 2008, would not impact the amount we recorded for our self-insurance liability. A 10% decrease in the actuarial range at September 27, 2008, would result in a gain in the amount we recorded for our self-insurance liability of approximately $23 million.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use a long-lived asset or a change in its physical condition.

When evaluating long-lived assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. The impairment is the excess of the carrying value over the fair value of the long-lived asset.

We recorded impairment charges related to long-lived assets of $52 million, $6 million and $67 million, respectively, in fiscal years 2008, 2007 and 2006.

Our impairment analysis contains uncertainties due to judgment in assumptions and estimates surrounding undiscounted future cash flows of the long-lived asset, including forecasting useful lives of assets and selecting the discount rate that reflects the risk inherent in future cash flows to determine fair value.

We have not made any material changes in the accounting methodology used to evaluate the impairment of long-lived assets during the last three fiscal years.

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

Impairment of goodwill and other intangible assets

Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. How-ever, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

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

We have elected to make the first day of the fourth quarter the annual impairment assess-ment date for goodwill and other intangible assets. However, we could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if we experience disrup-tions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

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

While estimating the fair value of our Beef and Chicken reporting units, we assumed operating margins in future years in excess of the margins realized in the most current year. The fair value estimates for these reporting units assume normalized operating margin assumptions and improved operating efficiencies based on long-term expectations and margins historically realized in the beef and chicken industries. We estimate the fair value of our Beef reporting unit would be in excess of its carrying amount, including goodwill, by sustaining long-term operating margins of approximately 2.3%. We estimate the fair value of our Chicken reporting units would be in excess of its carrying amount, including goodwill, by sustaining long-term operating margins of approximately 5.1%.

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

As a result of the first step of the 2008 goodwill impairment analysis, the fair value of each reporting unit exceeded its carrying value. Therefore, the second step was not necessary. However, a 6% decline in fair value of our Beef reporting unit or an 11% decline in fair value of our Chicken reporting unit would have caus-ed the carrying values for these reporting units to be in excess of fair values which would require the second step to be per-formed. The second step could have re-sulted in an impairment loss for goodwill.

While we believe we have made reason-able estimates and assumptions to calc-ulate the fair value of the reporting units and other intangible assets, it is possible a material change could occur. If our actual results are not consistent with our est-imates and assumptions used to calculate fair value, we may be required to perform the second step which could result in a material impairment of our goodwill.

During the latter part of the fourth quarter of fiscal 2008 and continuing into November 2008, our market capital-ization was below book value. While we considered the market capitalization de-cline in our evaluation of fair value of goodwill, we determined it did not impact the overall goodwill impairment analysis as we believe the decline to be primarily attributed to the negative market condi-tions as a result of the credit crisis, ind-ications of a possible recession and current issues within the poultry industry. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and poultry industry events.

Our fiscal 2008 other intangible asset impairment analysis did not result in a material impairment charge. A hypo-thetical 10% decrease in the fair value of intangible assets would not result in a material impairment.

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

We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due. This analysis is performed in accordance with the requirements of FIN 48, which we adopted at the beginning of fiscal year 2008.

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

Our analysis of unrecognized tax benefits contain uncertainties based on judgment used to apply the more likely than not recognition and measurement thresholds of FIN 48.

We do not believe there is a reasonable likelihood there will be a material change in the tax related balances or valuation allowances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

To the extent we prevail in matters for which FIN 48 liabilities have been established, or are required to pay amounts in excess of our recorded FIN 48 liabilities, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the period of resolution.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative

TYSON FOODS, INC.

financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 27, 2008, and September 29, 2007, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	2008	2007
Livestock:
Cattle	$78	$33
Hogs	31	64

Grain	88	9

Interest Rate Risk: At September 27, 2008, we had fixed-rate debt of $2.9 billion with a weighted average interest rate of 7.0%. We have exposure to changes in interest rates on this fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $45 million at September 27, 2008, and $58 million at September 29, 2007. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

At September 27, 2008, we had variable rate debt of $19 million with a weighted average interest rate of 4.6%. A hypothetical 10% increase in interest rates effective at September 27, 2008, and September 29, 2007, would have a minimal effect on interest expense.

Foreign Currency Risk: We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at September 27, 2008, and September 29, 2007, related to the foreign exchange forward contracts would have an $11 million and $3 million, respectively, impact on pretax income. In the future, we may enter into more foreign exchange forward contracts as a result of our international growth strategy.

Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 27, 2008, and September 29, 2007, 12.2% and 12.1%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represents greater than 10% of net accounts receivable.

TYSON FOODS, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three years ended September 27, 2008
	in millions, except per share data

	2008	2007	2006
Sales	$26,862	$25,729	$24,589
Cost of Sales	25,616	24,300	23,639
	1,246	1,429	950
Operating Expenses:
Selling, general and administrative	879	814	930
Other charges	36	2	70
Operating Income (Loss)	331	613	(50)
Other (Income) Expense:
Interest income	(9)	(8)	(30)
Interest expense	215	232	268
Other, net	(29)	(21)	(20)
	177	203	218

Income (Loss) from Continuing Operations before Income Taxes	154	410	(268)
Income Tax Expense (Benefit)	68	142	(94)
Income (Loss) from Continuing Operations	86	268	(174)
Loss from Discontinued Operation, Net of Tax $0, $0, $(8)	-	-	(17)
Income (Loss) before Cumulative Effect of Change in Accounting Principle	86	268	(191)

Cumulative Effect of Change in Accounting Principle, Net of Tax	-	-	(5)
Net Income (Loss)	$86	$268	$(196)

Weighted Average Shares Outstanding:
Class A Basic	281	273	249
Class B Basic	70	75	96
Diluted	356	355	345
Earnings (Loss) Per Share from Continuing Operations:
Class A Basic	$0.25	$0.79	$(0.51)
Class B Basic	$0.22	$0.70	$(0.47)
Diluted	$0.24	$0.75	$(0.51)
Loss Per Share from Discontinued Operation:
Class A Basic	$-	$-	$(0.05)
Class B Basic	$-	$-	$(0.05)
Diluted	$-	$-	$(0.05)
Cumulative Effect of Change in Accounting Principle
Class A Basic	$-	$-	$(0.02)
Class B Basic	$-	$-	$(0.01)
Diluted	$-	$-	$(0.02)
Net Earnings (Loss) per Share
Class A Basic	$0.25	$0.79	$(0.58)
Class B Basic	$0.22	$0.70	$(0.53)
Diluted	$0.24	$0.75	$(0.58)
See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	September 27, 2008, and September 29, 2007
	in millions, except share and per share data

	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$250	$42
Accounts receivable, net	1,271	1,246
Inventories	2,538	2,159
Other current assets	143	70
Assets of discontinued operation held for sale	159	164
Total Current Assets	4,361	3,681
Net Property, Plant and Equipment	3,519	3,608
Goodwill	2,511	2,485
Intangible Assets	128	126
Other Assets	331	327
Total Assets	$10,850	$10,227

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$8	$137
Trade accounts payable	1,217	1,050
Other current liabilities	878	928
Total Current Liabilities	2,103	2,115
Long-Term Debt	2,888	2,642
Deferred Income Taxes	291	367
Other Liabilities	554	372
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 322 million shares in 2008 and 300 million shares in 2007	32	30
Convertible Class B-authorized 900 million shares:
issued 70 million shares in both 2008 and 2007	7	7
Capital in excess of par value	2,161	1,877
Retained earnings	3,006	2,993
Accumulated other comprehensive income	41	50
	5,247	4,957
Less treasury stock, at cost-
15 million shares in 2008 and 14 million shares in 2007	233	226
Total Shareholders’ Equity	5,014	4,731
Total Liabilities and Shareholders’ Equity	$10,850	$10,227

See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three years ended September 27, 2008
	in millions

	September 27, 2008		September 29, 2007		September 30, 2006
	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance at beginning of year	300	$30	284	$28	268	$27
Issuance of Class A Common Stock	22	2	-	-	-	-
Conversion from Class B shares	-	-	16	2	16	1
Balance at end of year	322	32	300	30	284	28

Class B Common Stock:
Balance at beginning of year	70	7	86	9	102	10
Conversion to Class A shares	-	-	(16)	(2)	(16)	(1)
Balance at end of year	70	7	70	7	86	9

Capital in Excess of Par Value:
Balance at beginning of year		1,877		1,835		1,867
Issuance of Class A Common Stock		272		-		-
Convertible note hedge transactions		(58)		-		-
Warrant transactions		44		-		-
Stock options exercised		(5)		9		(2)
Restricted shares issued		(14)		(26)		(16)
Restricted shares canceled		2		27		3
Cumulative effect of adoption of SFAS No. 123R		-		-		(55)
Restricted share amortization		19		24		26
Reclassification and other		24		8		12
Balance at end of year		2,161		1,877		1,835

Retained Earnings:
Balance at beginning of year		2,993		2,781		3,032
Cumulative effect of adoption of FIN 48		(17)		-		-
Net income (loss)		86		268		(196)
Dividends paid		(56)		(56)		(55)
Balance at end of year		3,006		2,993		2,781

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		50		17		28
Net hedging (gain) loss recognized in cost of sales		(6)		(20)		3
Net hedging unrealized gain		4		20		1
Unrealized gain (loss) on investments		(1)		-		1
Currency translation adjustment		(2)		24		(6)
Net change in postretirement liabilities		(4)		-		-
Net change in pension liability, prior to the adoption of SFAS No. 158		-		6		(10)
Adjustment to initially apply SFAS No. 158		-		3		-
Balance at end of year		41		50		17

Treasury Stock:
Balance at beginning of year	14	(226)	15	(230)	15	(238)
Purchase of treasury shares	2	(30)	3	(61)	3	(42)
Stock options exercised	-	11	(4)	65	(2)	35
Restricted shares issued	(1)	16	(2)	27	(1)	20
Restricted shares canceled	-	(4)	2	(27)	-	(5)
Balance at end of year	15	(233)	14	(226)	15	(230)

Unamortized Deferred Compensation:
Balance at beginning of year		-		-		(55)
Cumulative effect of adoption of SFAS No. 123R		-		-		55
Balance at end of year		-		-		-

Total Shareholders’ Equity		$5,014		$4,731		$4,440

Comprehensive Income (Loss):
Net income (loss)		$86		$268		$(196)
Other comprehensive income (loss), net of tax		(9)		30		(11)
Total Comprehensive Income (Loss)		$77		$298		$(207)

See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended September 27, 2008
	in millions

	2008	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$86	$268	$(196)
Adjustments to reconcile net income (loss) to cash provided
by operating activities:
Depreciation	468	482	481
Amortization	25	32	36
Deferred taxes	35	5	(130)
Cumulative effect of change in accounting principle, before tax	-	-	9
Impairment and write-down of assets	57	14	18
Other, net	26	(15)	30
(Increase) decrease in accounts receivable	(59)	(66)	43
(Increase) decrease in inventories	(376)	(166)	8
Increase in trade accounts payable	98	91	38
Increase (decrease) in income taxes payable/receivable	(22)	24	(132)
Increase (decrease) in interest payable	-	(35)	104
Net change in other current assets and liabilities	(50)	44	63
Cash Provided by Operating Activities	288	678	372
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(425)	(285)	(531)
Proceeds from sale of property, plant and equipment	26	76	21
Purchases of marketable securities	(115)	(131)	(191)
Proceeds from sale of marketable securities	112	147	214
Proceeds from sale of investments	22	-	-
Proceeds from sale (purchase) of short-term investment	-	770	(750)
Other, net	(19)	2	13
Cash Provided by (Used for) Investing Activities	(399)	579	(1,224)
Cash Flows From Financing Activities:
Net borrowings (payments) on revolving credit facilities	(213)	53	158
Payments of debt	(147)	(1,263)	(166)
Net proceeds from borrowings	449	-	992
Net proceeds from Class A stock offering	274	-	-
Convertible note hedge transactions	(94)	-	-
Warrant transactions	44	-	-
Purchase of treasury shares	(30)	(61)	(42)
Dividends	(56)	(56)	(55)
Stock options exercised	9	74	32
Increase (decrease) in negative book cash balances	67	9	(85)
Other, net	18	(8)	10
Cash Provided by (Used for) Financing Activities	321	(1,252)	844
Effect of Exchange Rate Change on Cash	(2)	9	(4)
Increase (Decrease) in Cash and Cash Equivalents	208	14	(12)
Cash and Cash Equivalents at Beginning of Year	42	28	40
Cash and Cash Equivalents at End of Year	$250	$42	$28
See accompanying notes.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Tyson Foods, Inc. (collectively, “Company,” “we,” “us” or “our”), founded in 1935 with world headquarters in Springdale, Arkansas, is the world’s largest processor and marketer of chicken, beef and pork and the second-largest food production company in the Fortune 500. We produce a wide variety of brand name protein-based and prepared food products marketed in the United States and more than 90 countries around the world. We are a recognized market leader in the retail and foodservice markets we serve. We have approximately 107,000 employees and more than 300 facilities and offices in 28 states and 22 countries.

Consolidation: The consolidated financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries for which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic), in which we have a 50 percent ownership interest. Dynamic qualifies as a variable interest entity under Financial Accounting Standards Board (FASB) Interpretation No. 46(R)

“Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46(R)). Effective June 30, 2008, we began consolidating Dynamic since we are the primary beneficiary as defined by FIN 46(R).

Fiscal Year: We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30.

Reclassification: In the fourth quarter fiscal 2008, we began to manage and report the operating results and identifiable assets of our logistics operations in the segment in which the product being moved relates. As a result, our operating segments now reflect logistics operations which were previously included in Other. All prior periods have been restated to reflect this change.

Discontinued Operation: On June 25, 2008, we executed a letter of intent with XL Foods Inc. to sell the beef processing, cattle feed yard and fertilizer assets of Lakeside Farm Industries Ltd (Lakeside), our wholly-owned Canadian subsidiary. The financial statements report Lakeside as a discontinued operation. See Note 3: Discontinued Operation in the Notes to Consolidated Financial Statements for further information. Accordingly, all prior periods have been restated.

Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair market values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several “zero-balance” disbursement accounts for funding payroll, accounts payable, livestock procurement, grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in trade accounts payable and other current liabilities. Checks outstanding in excess of related book cash balances totaled approximately $322 million at September 27, 2008, and $255 million at September 29, 2007.

Accounts Receivable: We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and relationships with and economic status of our customers. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.

Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.

		in millions
	2008	2007
Processed products:
Weighted-average method - chicken and prepared foods	$920	$773
First-in, first-out method - beef and pork	571	514
Livestock – first-in, first-out method	701	573
Supplies and other - weighted-average method	346	299
Total inventory	$2,538	$2,159

TYSON FOODS, INC.

Depreciation: We primarily use the straight-line method to calculate depreciation, using estimated lives for buildings and leasehold improvements of 10 to 33 years, machinery and equipment of three to 12 years and land improvements and other of three to 20 years.

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

Goodwill and Other Intangible Assets: Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit, and we follow a two-step process to evaluate if a potential impairment exists. We have estimated the fair value of our reporting units using a discounted cash flow analysis. This analysis requires us to make various judgmental estimates and assumptions about sales, operating margins, growth rates and discount factors. While estimating the fair value of our Beef and Chicken reporting units, we assumed operating margins in future years in excess of the margins realized in the most recent year. The fair value estimates for these reporting units assume normalized operating margin assumptions and improved operating efficiencies based on long-term expectations and operating margins historically realized in the beef and chicken industries. As a result of the first step of our goodwill impairment review, a potential impairment did not exist; therefore, the second step was not considered necessary. While we believe we have made reasonable estimates and assumptions to determine the fair value of our reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate the fair value of our reporting units, we may be required to perform the second step which could result in a material impairment of our goodwill.

During the latter part of the fourth quarter of fiscal 2008 and continuing into November 2008, our market capitalization was below book value. While we considered the market capitalization decline in our evaluation of fair value of goodwill, we determined it did not impact the overall goodwill impairment analysis as we believe the decline to be primarily attributed to the negative market conditions as a result of the credit crisis, indications of a possible recession and current issues within the poultry industry. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and poultry industry events.

The fair value of trademarks is determined using a royalty rate method based on expected revenues by trademark, and the fair value of our in-process patents is determined using the present value of estimated future cash flows.

Investments: We have investments in joint ventures and other entities. We use the cost method of accounting where our voting interests are less than 20 percent and the equity method of accounting where our voting interests are in excess of 20 percent, but we do not have a controlling interest or a variable interest in which we are the primary beneficiary. Investments in joint ventures and other entities are reported in the Consolidated Balance Sheets in Other Assets.

We have investments in marketable debt securities. As of September 27, 2008, and September 29, 2007, $94 million, were classified in Other Assets in the Consolidated Balance Sheets, with maturities ranging up to 48 years. We have determined all our marketable debt securities are available-for-sale investments. These investments are reported at fair value based on quoted market prices as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value judged to be other than temporary are recorded on a net basis in other income. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

Accrued Self Insurance: We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for health and welfare, workers’ compensation, auto liability and general liability risks. Liabilities associated with our risks retained are estimated, in part, by considering claims experience, demographic factors, severity factors and other actuarial assumptions.

TYSON FOODS, INC.

Capital Stock: We have two classes of capital stock, Class A Common Stock, $0.10 par value (Class A stock) and Class B Common Stock, $0.10 par value (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of September 27, 2008, members of the Tyson family beneficially own, in the aggregate, 99.97% of the outstanding shares of Class B stock and 2.31% of the outstanding shares of Class A stock, giving the Tyson family control of approximately 70% of the total voting power of the outstanding voting stock. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $0.16 and Class B dividends per share of $0.144 in each of fiscal years 2008, 2007 and 2006.

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

Financial Instruments: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to these purchases, as well as to changes in foreign currency exchange rates. Contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is accounted for as a hedge, changes in the fair value of the instrument will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is immediately recognized in earnings as a component of cost of sales. Instruments we hold as part of our risk management activities that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings. Changes in market value of derivatives used in our risk management activities relating to forward sales contracts are recorded in sales. Changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. We generally do not hedge anticipated transactions beyond 12 months.

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

Advertising and Promotion Expenses: Advertising and promotion expenses are charged to operations in the period incurred. Customer incentive and trade promotion activities are recorded as a reduction to sales based on amounts estimated as being due to customers, based primarily on historical utilization and redemption rates, while other advertising and promotional activities are recorded as selling, general and administrative expenses. Advertising and promotion expenses for fiscal years 2008, 2007 and 2006 were $495 million, $467 million and $493 million, respectively.

TYSON FOODS, INC.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Beginning September 28, 2008, we partially applied SFAS No. 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities. As of September 28, 2008, we have applied the provisions of SFAS No. 157 to our financial instruments and the impact was not material. Under FSP 157-2, we will be required to apply SFAS No. 157 to our nonfinancial assets and liabilities at the beginning of fiscal 2010. We are currently reviewing the applicability of SFAS No. 157 to our nonfinancial assets and liabilities as well as the potential impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities firm commitments, and nonfinancial warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. At September 28, 2008, we did not elect the fair value option under SFAS No. 159 and therefore there was no impact to our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS No. 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The impact of SFAS No. 160 will not have a material impact on our current Consolidated Financial Statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; therefore, we expect to adopt SFAS No. 160 at the beginning of fiscal 2010.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; therefore, we expect to adopt SFAS No. 141R for any business combinations entered into beginning in fiscal 2010.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Therefore, we expect to adopt the provisions of FSP APB 14-1 beginning in the first quarter of fiscal 2010. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. Upon retrospective adoption, we anticipate our effective interest rate on our 3.25% Convertible Senior Notes due 2013 will range from 8.0% to 8.50%, which would result in the recognition of an approximate $90 million to $100 million discount to these notes with the offsetting after tax amount recorded to capital in excess of par value. This discount will be accreted until the maturity date at the effective interest rate, which will

TYSON FOODS, INC.

not materially impact fiscal 2008 interest expense, but will result in an estimated $15 million to $20 million increase to our fiscal 2009 interest expense.

NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 at the beginning of fiscal 2008. The adoption of FIN 48 resulted in a change to the opening Consolidated Balance Sheet as follows: $32 million increase to Other Current Assets, $17 million decrease to Other Current Liabilities, $106 million increase to Other Liabilities, $40 million decrease to Deferred Income Taxes and $17 million decrease to Retained Earnings. Included in these changes we recognized a $120 million increase in the liability for unrecognized tax benefits and a $21 million increase in the related liability for interest and penalties for a total of $141 million.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheet and to recognize changes in funded status in the year in which the changes occur through other comprehensive income. We adopted SFAS No. 158 at the end of fiscal 2007 except for the requirement to measure the funded status of a plan as of the date of its annual consolidated balance sheet, which we adopted in fiscal 2008 and which had an immaterial impact. See Note 13, “Pensions and Other Postretirement Benefits” in the Notes to Consolidated Financial Statements for the impact of the adoption of SFAS No. 158.

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

NOTE 3: DISCONTINUED OPERATION

On June 25, 2008, we executed a letter of intent with XL Foods Inc. to sell the beef processing, cattle feed yard and fertilizer assets of Lakeside for $104 million. Lakeside was part of our Beef segment. XL Foods will pay an additional amount for cattle inventory, fertilizer inventory and packaging assets, estimated to approximate $82 million. This transaction is denominated in Canadian Dollars, thus conversion at the closing date to US Dollars could result in amounts in US Dollars different than noted. We will retain certain working capital items, including finished product inventory, accounts receivable and accounts payable, of the Lakeside operation as of the closing date, which totaled $89 million at September 27, 2008. Once the transaction is complete, we expect retained working capital, including inventory, at Lakeside will be liquidated and settled over a two-month period.

Approximately $60 million of Beef segment goodwill relates to Lakeside. In addition, at September 27, 2008, we had $60 million of currency translation adjustment gain in accumulated comprehensive income related to the Lakeside Canadian dollar translation. Subsequent to September 27, 2008, the Canadian dollar weakened versus the US dollar, which may result in a decrease in the currency translation adjustment gain.

The transaction remains subject to government approvals and execution of a definitive agreement between Tyson and XL Foods. Subject to receipt of such approvals, we anticipate being ready to complete the sale by the end of the first quarter fiscal 2009 and are reporting the Lakeside results as a discontinued operation.

TYSON FOODS, INC.

The following is a summary of Lakeside’s operating results (in millions):

	2008	2007	2006
Sales	$1,268	$1,171	$970
Pretax loss	-	-	25

The carrying amounts of Lakeside’s assets held for sale include the following (in millions):

	2008	2007
Assets of discontinued operation held for sale:
Inventories	$82	$79
Net property, plant and equipment	77	85
Total assets of discontinued operation held for sale	$159	$164

NOTE 4: DISPOSITIONS AND OTHER CHARGES

In fiscal 2008, we recorded charges of $10 million related to intangible asset impairments. Of this amount, $8 million is reflected in the Beef segment’s Operating Income and $2 million in the Prepared Foods segment’s Operating Income, and both are recorded in the Consolidated Statements of Operations in Cost of Sales. We recorded estimated charges of $7 million related to flood damage at our Jefferson, Wisconsin, plant. This amount is reflected in the Prepared Foods segment’s Operating Income and included in the Consolidated Statements of Operations in Cost of Sales. We also recorded a charge of $6 million related to the impairment of unimproved real property in Memphis, Tennessee. This amount is reflected in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Cost of Sales. Additionally, we recorded an $18 million non-operating gain as the result of a private equity firm’s purchase of a technology company in which we held a minority interest. This gain was recorded in Other Income in the Consolidated Statements of Operations.

In February 2008, we announced discontinuation of an existing product line and closing of one of our three poultry plants in Wilkesboro, North Carolina. The Wilkesboro Cooked Products plant ceased operations during the second quarter of fiscal 2008. The closure resulted in elimination of approximately 400 jobs. In fiscal 2008, we recorded charges of $13 million for estimated impairment charges. This amount is reflected in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Other Charges. No material adjustments to the accrual are anticipated.

In January 2008, we announced the decision to restructure operations at our Emporia, Kansas, beef plant. Beef slaughter operations ceased during the second quarter of fiscal 2008. However, the facility will still be used to process certain commodity, specialty cuts and ground beef, as well as a cold storage and distribution warehouse. This restructuring resulted in elimination of approximately 1,700 jobs at the Emporia plant. In fiscal 2008, we recorded charges of $10 million for estimated impairment charges and $7 million of other closing costs, consisting of $6 million for employee termination benefits and $1 million in other plant-closing related liabilities. These amounts were reflected in the Beef segment’s Operating Income (Loss) and included in the Consolidated Statements of Operations in Other Charges. We have fully paid the employee termination benefits and other plant-closing related liabilities. No material adjustments to the accrual are anticipated.

In fiscal 2008, management approved plans for implementation of certain recommendations resulting from the previously announced FAST initiative, which was focused on process improvement and efficiency creation. As a result, in fiscal 2008, we recorded charges of $6 million related to employee termination benefits resulting from termination of approximately 200 employees. Of these charges, $2 million, $2 million, $1 million and $1 million, respectively, were recorded in the Chicken, Beef, Pork and Prepared Foods segments’ Operating Income (Loss) and included in the Consolidated Statements of Operations in Other Charges. We have fully paid the employee termination benefits. No material adjustments to the accrual are anticipated.

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

TYSON FOODS, INC.

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

NOTE 5: FINANCIAL INSTRUMENTS

We had derivative related balances of $29 million and $16 million recorded in other current assets at September 27, 2008, and September 29, 2007, respectively, and $45 million and $48 million in other current liabilities at September 27, 2008, and September 29, 2007, respectively.

Cash flow hedges: Derivative products, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to commodities procurement. We do not purchase derivative products related to grain procurement in excess of our physical grain consumption requirements. Related to our grain hedges, there were $5 million of net losses recorded in accumulated other comprehensive income at September 27, 2008. These losses will be recognized within the next 12 months. Of these losses, the portion resulting from our open hedge positions was a net loss of $4 million as of September 27, 2008. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2008, 2007 or 2006.

Fair value hedges: We designate certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in fair value of the hedged asset or liability attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness related to fair value hedges was not significant during fiscal 2008, 2007 and 2006.

During fiscal 2006, we discontinued the use of hedge accounting for certain financial instruments to hedge forward cattle purchases. Hedge accounting was discontinued to provide a natural offset to the gains and losses resulting from our derivatives tied to forward fixed price sales of boxed beef, as this activity does not qualify for hedge accounting. The contracts for which hedge accounting was discontinued had a fair value of approximately $28 million at the discontinued date, and was primarily recognized as a component of cost of sales in fiscal 2006. However, due to changes in our beef market strategies and business conditions, we now have more forward cattle purchase derivatives relative to fixed forward boxed beef sales derivatives which can and have caused mark-to-market earnings volatility. Accordingly, effective in the fourth quarter fiscal 2008, we began designating certain futures contracts as fair value hedges of forward cattle purchases. We anticipate this change will help reduce volatility of quarterly reported beef earnings.

Undesignated positions: We hold positions as part of our risk management activities, primarily futures and options for grains and livestock, for which we do not apply hedge accounting, but instead mark these positions to fair value through earnings at each reporting date. We generally do not enter into undesignated positions beyond 18 months. Related to grain positions for which we did not apply hedge accounting, we recognized pretax net gains of approximately $169 million, $50 million and $8 million, respectively, in cost of sales for fiscal 2008, 2007 and 2006, which included an unrealized pretax loss on open mark-to-market futures positions of $4 million as of September 27, 2008.

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

TYSON FOODS, INC.

As we enter into fixed forward sales of boxed beef and boxed pork and forward purchases of cattle, we also enter into the appropriate number of livestock futures positions to mitigate a portion of this risk. Changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date, even though the economic impact of our fixed prices being above or below the market price is only realized at the time of sale or purchase. In connection with these livestock futures, we recorded realized and unrealized net gains of $83 million in fiscal 2008, which included an unrealized pretax gain on open mark-to-market futures positions of approximately $3 million as of September 27, 2008. We recorded realized and unrealized net gains of $14 million and realized and unrealized net losses of $39 million in fiscal 2007 and 2006, respectively, related to livestock futures positions.

Additionally, we enter into grain derivatives to manage the risk of costs associated with forward sales to certain customers for which sales prices are determined under cost-plus arrangements. These unrealized positions, which do not qualify for hedge treatment, totaled a loss of $24 million and a gain of $9 million at September 27, 2008, and September 29, 2007, respectively. When these positions are liquidated, we expect any realized gains or losses will be reflected in the prices of the poultry products sold. Since these derivative positions do not qualify for hedge treatment, they initially create volatility in our income statement associated with mark-to-market changes. However, once the positions are liquidated and included in the sales price to the customer, there is ultimately no income statement impact as any previous mark-to-market gains or losses are included in the prices of the poultry products.

Foreign currency positions: We enter into foreign currency forward contracts to manage the risk from changes in the fair value or future cash flows of receivables, payables and purchase commitments arising from changes in the exchange rates of foreign currencies. We have not applied hedge accounting to these contracts. The fair value of the foreign exchange contracts was not significant as of September 27, 2008, and September 29, 2007.

Fair Values of Financial Instruments:
		in millions
	2008	2007
Commodity derivative positions, net liability	$16	$32
Total debt	2,659	2,927

Fair values are based on quoted market prices or published forward interest rate curves. Carrying values for derivative positions equal the fair values as of September 27, 2008, and September 29, 2007, and the carrying value of total debt was $2.9 billion and $2.8 billion, respectively. All other financial instruments’ fair values approximate recorded values at September 27, 2008, and September 29, 2007.

Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 27, 2008, and September 29, 2007, 12.2% and 12.1%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represents greater than 10% of net accounts receivable.

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

Major categories of property, plant and equipment and accumulated depreciation at cost, at September 27, 2008, and September 29, 2007:

		in millions
	2008	2007
Land	$89	$99
Building and leasehold improvements	2,440	2,423
Machinery and equipment	4,382	4,255
Land improvements and other	210	200
Buildings and equipment under construction	352	245
	7,473	7,222
Less accumulated depreciation	3,954	3,614
Net property, plant and equipment	$3,519	$3,608

Approximately $228 million will be required to complete buildings and equipment under construction at September 27, 2008.

TYSON FOODS, INC.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by segment, net of $286 million of accumulated amortization at September 27, 2008, and September 29, 2007:

		in millions
	2008	2007
Chicken	$945	$921
Beef	1,185	1,182
Pork	317	317
Prepared Foods	64	65
Total Goodwill	$2,511	$2,485

Other intangible assets by type at September 27, 2008, and September 29, 2007:

		in millions
	2008	2007
Gross Carrying Value:
Trademarks	$62	$66
Patents	50	50
In-process patents	27	35
Intellectual property	17	-
Less Accumulated Amortization:
Patents and intellectual property	28	25
Total Intangible Assets	$128	$126

Amortization expense on patents and intellectual property of $3 million was recognized during each of fiscal years 2008, 2007 and 2006. We estimate amortization expense on intangible assets will be $5 million in each of the next five years. Patents and intellectual property are amortized using the straight-line method over their estimated period of benefit of five to 15 years and 30 years, respectively, beginning with the date benefits from intangible items are realized.

NOTE 8: OTHER CURRENT LIABILITIES

Other current liabilities at September 27, 2008, and September 29, 2007, include:

		in millions
	2008	2007
Accrued salaries, wages and benefits	$259	$249
Self-insurance reserves	236	259
Other	383	420
Total other current liabilities	$878	$928

TYSON FOODS, INC.

NOTE 9: COMMITMENTS

We lease equipment, properties and certain farms for which total rentals approximated $163 million, $133 million and $146 million, respectively, in fiscal years 2008, 2007 and 2006. Most leases have terms up to seven years with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.

Minimum lease commitments under non-cancelable leases at September 27, 2008	in millions
2009	$80
2010	61
2011	41
2012	30
2013	18
2014 and beyond	23
Total	$253

We guarantee debt of outside third parties, which consist of a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to nine years, and the maximum potential amount of future payments as of September 27, 2008, was $66 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities cover periods up to seven years. The maximum potential amount of the residual value guarantees is approximately $55 million, of which approximately $21 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At September 27, 2008, and September 29, 2007, no material liabilities for guarantees were recorded.

Additionally, we enter into future purchase commitments for various items, such as grains, livestock contracts and fixed grower fees. At September 27, 2008, these commitments totaled:

in millions
2009	$710
2010	42
2011	31
2012	13
2013	7
2014 and beyond	24
Total	$827

TYSON FOODS, INC.

NOTE 10: LONG-TERM DEBT

			in millions
	Maturity	2008	2007
Revolving credit facility	2010	$-	$-
Accounts receivable securitization facility	2009, 2010	-	213
Senior notes (rates ranging from 7.00% to 8.25%)	2010–2028	2,400	2,475
3.25% Convertible senior notes	2013	458	-
Lakeside term loan	-	-	25
Other	Various	38	66
Total debt		2,896	2,779
Less current debt		8	137
Total long-term debt		$2,888	$2,642

Annual maturities of long-term debt for the five fiscal years subsequent to September 27, 2008, are: 2009-$8 million; 2010-$240 million; 2011-$1.0 billion; 2012-$3 million; 2013-$2 million.

Revolving Credit Facility

We have a revolving credit facility totaling $1.0 billion that supports short-term funding needs and letters of credit. The facility expires in September 2010. At September 27, 2008, we had outstanding letters of credit totaling approximately $291 million, none of which were drawn upon, issued primarily in support of workers’ compensation insurance programs and derivative activities. The amount available for borrowings under this facility as of September 27, 2008, was $709 million. All trademarks of our domestic subsidiaries are pledged as collateral under this facility. Additionally, certain domestic subsidiaries guaranteed this facility and pledged their inventory as collateral, which had a book value of $2.0 billion at September 27, 2008.

Accounts Receivable Securitization Facility

We have a receivables purchase agreement with three co-purchasers to sell up to $750 million of trade receivables. The agreement includes a $375 million 364-day facility expiring in August 2009 and a $375 million 364-day facility with an additional one-year option, which commits funding through August 2010. The receivables purchase agreement has been accounted for as a borrowing and has an interest rate based on commercial paper issued by the co-purchasers. Under this agreement, substantially all of our accounts receivable may be sold to a special purpose entity, Tyson Receivables Corporation (TRC), which is a wholly-owned consolidated subsidiary of the Company. TRC has its own creditors who are entitled to be satisfied out of all of the assets of TRC prior to any value becoming available to the Company as TRC’s equity holder. At September 27, 2008, there were no amounts borrowed under the receivables purchase agreement.

3.25% Convertible Senior Notes due 2013

In September 2008, we issued $458 million principal amount 3.25% convertible senior unsecured notes due October 15, 2013 (Convertible Notes), with interest paid semi-annually in arrears on April 15 and October 15. The conversion rate initially is 59.1935 shares of Class A stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $16.89 per share of Class A stock. The Convertible Notes may be converted before the close of business on July 12, 2013, only under the following circumstances:

●

during any fiscal quarter after December 27, 2008, if the last reported sale price of our Class A stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is at least 130% of the applicable conversion price on each applicable trading day (which would currently require our shares to trade at or above $21.96); or

●

during the five business days after any 10 consecutive trading days (measurement period) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A stock and the applicable conversion rate on each such day; or

●	upon the occurrence of specified corporate events as defined in the supplemental indenture.

On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the Convertible Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

The Convertible Notes were accounted for as a combined instrument pursuant to EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Accordingly, we accounted for the entire agreement as one debt instrument because the conversion feature does not meet the requirements to be accounted for separately as a derivative financial instrument.

TYSON FOODS, INC.

Convertible Note Hedge and Warrant Transactions

In connection with the issuance of the Convertible Notes, we entered into separate convertible note hedge transactions with respect to our common stock to minimize the potential economic dilution upon conversion of the Convertible Notes. We also entered into separate warrant transactions. We recorded the purchase of the note hedge transactions as a reduction to capital in excess of par value, net of $36 million pertaining to the related deferred tax asset, and we recorded the proceeds of the warrant transactions as an increase to capital in excess of par value. Subsequent changes in fair value of these instruments are not recognized in the financial statements as long as the instruments continue to meet the criteria for equity classification.

We purchased call options in private transactions for $94 million that permit us to acquire up to approximately 27 million shares of our Class A stock at an initial strike price of $16.89 per share, subject to adjustment. The call options allow us to acquire a number of shares of our Class A stock initially equal to the number of shares of Class A stock issuable to the holders of the Convertible Notes upon conversion. These call options will terminate upon the maturity of the Convertible Notes.

We sold warrants in private transactions for total proceeds of $44 million. The warrants permit the purchasers to acquire up to approximately 27 million shares of our Class A stock at an initial exercise price of $22.31 per share, subject to adjustment. The warrants are exercisable on various dates from January 2014 through March 2014.

These transactions, in effect, increase the initial conversion price of the Convertible Notes from $16.89 per share to $22.31 per share, thus reducing the potential future economic dilution associated with conversion of the Convertible Notes. The Convertible Notes and the warrants could have a dilutive effect on our earnings per share to the extent the price of our Class A stock during a given measurement period exceeds the respective exercise prices of those instruments. The call options are excluded from the calculation of diluted earnings per share as their impact is anti-dilutive.

Credit Ratings

On September 4, 2008, S&P downgraded the credit rating applicable to the senior notes due April 1, 2016 (2016 Notes) from “BBB-“ to “BB.” This downgrade increased the interest rate on the 2016 Notes from 6.85% to 7.35%, effective beginning with the six month interest payment due October 1, 2008.

On November 13, 2008, Moody’s downgraded the credit rating from “Ba1” to “Ba3.” This downgrade increased the interest rate on the 2016 Notes from 7.35% to 7.85%, effective beginning with the six month interest payment due April 1, 2009.

Debt Covenants

Our debt agreements contain various covenants, the most restrictive of which contain maximum allowed leverage ratios and a minimum required interest coverage ratio. On September 10, 2008, we amended our revolving credit facility agreement to provide a less restrictive maximum allowed leverage ratio, which takes effect in first quarter of fiscal 2009. We were in compliance with all covenants at September 27, 2008.

Tyson Fresh Meats, Inc. (TFM), a wholly-owned subsidiary of the Company, has fully and unconditionally guaranteed $960 million of our 2016 Notes. The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); Tyson Fresh Meats, Inc. (TFM Parent); the Non-Guarantor Subsidiaries on a combined basis; the elimination entries necessary to consolidate the TFI Parent, TFM Parent and the Non-Guarantor Subsidiaries; and Tyson Foods, Inc. on a consolidated basis, is provided as an alternative to providing separate financial statements for the guarantor.

TYSON FOODS, INC.

Condensed Consolidating Statement of Income for the year ended September 27, 2008					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$9	$15,638	$12,052	$(837)	$26,862
Cost of Sales	154	15,105	11,194	(837)	25,616
	(145)	533	858	-	1,246
Operating Expenses:
Selling, general and administrative	118	193	568	-	879
Other charges	1	18	17	-	36
Operating Income (Loss)	(264)	322	273	-	331

Other (Income) Expense:
Interest expense, net	181	17	8	-	206
Other, net	(13)	(5)	(11)	-	(29)
Equity in net earnings of subsidiaries	(325)	(10)	-	335	-
	(157)	2	(3)	335	177

Income (Loss) from Continuing Operations
before Income Taxes	(107)	320	276	(335)	154
Income Tax Expense (Benefit)	(193)	138	123	-	68
Income from Continuing Operations	86	182	153	(335)	86
Income from Discontinued Operation	-	-	-	-	-
Net Income	$86	$182	$153	$(335)	$86

Condensed Consolidating Statement of Income for the year ended September 29, 2007					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$165	$15,189	$11,264	$(889)	$25,729
Cost of Sales	(49)	14,885	10,353	(889)	24,300
	214	304	911	-	1,429
Operating Expenses:
Selling, general and administrative	108	173	533	-	814
Other charges	1	1	-	-	2
Operating Income	105	130	378	-	613

Other (Income) Expense:
Interest expense, net	186	29	9	-	224
Other, net	(1)	(24)	4	-	(21)
Equity in net earnings of subsidiaries	(321)	(50)	-	371	-
	(136)	(45)	13	371	203

Income from Continuing Operations
before Income Taxes	241	175	365	(371)	410
Income Tax Expense (Benefit)	(27)	43	126	-	142
Income from Continuing Operations	268	132	239	(371)	268
Income from Discontinued Operation	-	-	-	-	-
Net Income	$268	$132	$239	$(371)	$268

TYSON FOODS, INC.

Condensed Consolidating Statement of Operations for the year ended September 30, 2006					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$-	$14,227	$11,097	$(735)	$24,589
Cost of Sales	3	14,206	10,165	(735)	23,639
	(3)	21	932	-	950
Operating Expenses:
Selling, general and administrative	130	201	599	-	930
Other charges	-	51	19	-	70
Operating Income (Loss)	(133)	(231)	314	-	(50)

Other (Income) Expense:
Interest expense, net	192	35	11	-	238
Other, net	(3)	(3)	(14)	-	(20)
Equity in net earnings of subsidiaries	(14)	(13)	-	27	-
	175	19	(3)	27	218

Income (Loss) from Continuing Operations
before Income Taxes	(308)	(250)	317	(27)	(268)
Income Tax Expense (Benefit)	(112)	(92)	110	-	(94)
Income (Loss) from Continuing Operations	(196)	(158)	207	(27)	(174)
Loss from Discontinued Operation	-	-	(17)	-	(17)
Income (Loss) before Cumulative Effect
of Change in Accounting Principle	(196)	(158)	190	(27)	(191)
Cumulative Effect of Change in Accounting
Principle, Net of Tax	-	(1)	(4)	-	(5)
Net Income (Loss)	$(196)	$(159)	$186	$(27)	$(196)

TYSON FOODS, INC.

Condensed Consolidating Balance Sheet as of September 27, 2008					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$140	$-	$110	$-	$250
Accounts receivable, net	1	726	1,353	(809)	1,271
Inventories	1	724	1,813	-	2,538
Other current assets	261	46	76	(240)	143
Assets of discontinued operation held for sale	-	-	159	-	159
Total Current Assets	403	1,496	3,511	(1,049)	4,361
Net Property, Plant and Equipment	43	960	2,516	-	3,519
Goodwill	-	1,502	1,009	-	2,511
Intangible Assets	-	47	81	-	128
Other Assets	147	91	159	(66)	331
Investment in subsidiaries	8,593	1,000	-	(9,593)	-
Total Assets	$9,186	$5,096	$7,276	$(10,708)	$10,850
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$8	$-	$-	$-	$8
Trade accounts payable	108	486	623	-	1,217
Other current liabilities	1,090	272	565	(1,049)	878
Total Current Liabilities	1,206	758	1,188	(1,049)	2,103
Long-Term Debt	2,632	249	7	-	2,888
Deferred Income Taxes	-	50	307	(66)	291
Other Liabilities	334	105	115	-	554
Shareholders’ Equity	5,014	3,934	5,659	(9,593)	5,014
Total Liabilities and Shareholders’ Equity	$9,186	$5,096	$7,276	$(10,708)	$10,850

TYSON FOODS, INC.

Condensed Consolidating Balance Sheet as of September 29, 2007					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$-	$39	$-	$42
Accounts receivable, net	1	557	1,461	(773)	1,246
Inventories	-	674	1,485	-	2,159
Other current assets	79	32	18	(59)	70
Assets of discontinued operation held for sale	-	-	164	-	164
Total Current Assets	83	1,263	3,167	(832)	3,681
Net Property, Plant and Equipment	44	1,015	2,549	-	3,608
Goodwill	-	1,499	986	-	2,485
Intangible Assets	-	57	69	-	126
Other Assets	137	113	139	(62)	327
Investment in subsidiaries	8,243	976	-	(9,219)	-
Total Assets	$8,507	$4,923	$6,910	$(10,113)	$10,227
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$120	$-	$17	$-	$137
Trade accounts payable	79	517	454	-	1,050
Other current liabilities	1,008	143	609	(832)	928
Total Current Liabilities	1,207	660	1,080	(832)	2,115
Long-Term Debt	2,355	255	32	-	2,642
Deferred Income Taxes	-	168	261	(62)	367
Other Liabilities	214	94	64	-	372
Shareholders’ Equity	4,731	3,746	5,473	(9,219)	4,731
Total Liabilities and Shareholders’ Equity	$8,507	$4,923	$6,910	$(10,113)	$10,227

TYSON FOODS, INC.

Condensed Consolidating Statement of Cash Flows for the year ended September 27, 2008					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(236)	$271	$268	$(15)	$288
Cash Flows From Investing Activities:
Additions to property, plant and equipment	6	(104)	(327)	-	(425)
Proceeds from sale of investments	14	7	1	-	22
Purchases of marketable securities, net	(1)	-	(2)	-	(3)
Other, net	5	4	(2)	-	7
Cash Provided by (Used for) Investing Activities	24	(93)	(330)	-	(399)
Cash Flows From Financing Activities:
Net change in debt	145	(5)	(51)	-	89
Net proceeds from Class A stock offering	274	-	-	-	274
Convertible note hedge transactions	(94)	-	-	-	(94)
Warrant transactions	44	-	-	-	44
Purchase of treasury shares	(30)	-	-	-	(30)
Dividends	(56)	-	(15)	15	(56)
Other, net	72	2	20	-	94
Net change in intercompany balances	(6)	(175)	181	-	-
Cash Provided by (Used for) Financing Activities	349	(178)	135	15	321
Effect of Exchange Rate Change on Cash	-	-	(2)	-	(2)
Increase in Cash and Cash Equivalents	137	-	71	-	208
Cash and Cash Equivalents at Beginning of Year	3	-	39	-	42
Cash and Cash Equivalents at End of Year	$140	$-	$110	$-	$250

Condensed Consolidating Statement of Cash Flows for the year ended September 29, 2007					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(22)	$278	$447	$(25)	$678
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(14)	(40)	(231)	-	(285)
Proceeds from sale of short-term investment	770	-	-	-	770
Proceeds from sale of marketable securities, net	-	-	16	-	16
Other, net	81	29	(32)	-	78
Cash Provided by (Used for) Investing Activities	837	(11)	(247)	-	579
Cash Flows From Financing Activities:
Net change in debt	(747)	(4)	(459)	-	(1,210)
Purchase of treasury shares	(61)	-	-	-	(61)
Dividends	(56)	-	(25)	25	(56)
Other, net	80	(7)	2	-	75
Net change in intercompany balances	(30)	(257)	287	-	-
Cash Used for Financing Activities	(814)	(268)	(195)	25	(1,252)
Effect of Exchange Rate Change on Cash	-	-	9	-	9
Increase (Decrease) in Cash and Cash Equivalents	1	(1)	14	-	14
Cash and Cash Equivalents at Beginning of Year	2	1	25	-	28
Cash and Cash Equivalents at End of Year	$3	$-	$39	$-	$42

TYSON FOODS, INC.

Condensed Consolidating Statement of Cash Flows for the year ended September 30, 2006					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by Operating Activities	$18	$76	$338	$(60)	$372
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(81)	(153)	(297)	-	(531)
Purchase of short-term investment	(750)	-	-	-	(750)
Proceeds from sale of marketable securities, net	-	-	23	-	23
Other, net	29	(15)	20	-	34
Cash Used for Investing Activities	(802)	(168)	(254)	-	(1,224)
Cash Flows From Financing Activities:
Net change in debt	1,087	(101)	(2)	-	984
Purchase of treasury shares	(42)	-	-	-	(42)
Dividends	(55)	-	(60)	60	(55)
Other, net	(57)	(2)	16	-	(43)
Net change in intercompany balances	(153)	195	(42)	-	-
Cash Provided by (Used for) Financing Activities	780	92	(88)	60	844
Effect of Exchange Rate Change on Cash	-	-	(4)	-	(4)
Decrease in Cash and Cash Equivalents	(4)	-	(8)	-	(12)
Cash and Cash Equivalents at Beginning of Year	6	1	33	-	40
Cash and Cash Equivalents at End of Year	$2	$1	$25	$-	$28

TYSON FOODS, INC.

NOTE 11: COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income are as follows:

		in millions
	2008	2007
Accumulated other comprehensive income:
Currency translation adjustment	$60	$62
Unrealized net hedging losses, net of taxes	(8)	(6)
Unrealized net loss on investments, net of taxes	(1)	-
Postretirement benefits reserves adjustments (1)	(10)	(6)
Total accumulated other comprehensive income	$41	$50

(1) Fiscal 2007 includes adjustment of $3 million, net of tax, related to the initial adoption of SFAS No. 158. Refer to Note 13, “Pensions and Other Postretirement Benefits.”

The components of other comprehensive income (loss) are as follows:

	in millions
	Before Tax	Income Tax	After Tax
Fiscal 2008:
Currency translation adjustment	$(2)	$-	$(2)
Net change in postretirement liabilities	(10)	6	(4)
Investments unrealized loss	(1)	-	(1)
Net hedging gain	6	(2)	4
Net hedging gain reclassified to income statement	(10)	4	(6)
Other comprehensive loss – 2008	$(17)	$8	$(9)

Fiscal 2007:
Currency translation adjustment	$24	$-	$24
Pension unrealized gain, prior to adoption of SFAS No. 158	9	(3)	6
Net hedging gain	33	(13)	20
Net hedging gain reclassified to income statement	(33)	13	(20)
Other comprehensive income – 2007	$33	$(3)	$30

Fiscal 2006:
Currency translation adjustment	$(6)	$-	$(6)
Pension unrealized loss, prior to adoption of SFAS No. 158	(16)	6	(10)
Investments unrealized gain	1	-	1
Net hedging gain	1	-	1
Net hedging loss reclassified to income statement	6	(3)	3
Other comprehensive loss – 2006	$(14)	$3	$(11)

NOTE 12: STOCK-BASED COMPENSATION

We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) was 24,823,940 at September 27, 2008.

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

TYSON FOODS, INC.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares Under	Exercise Price	Contractual	Value
	Option	Per Share	Life (in Years)	(in millions)
Outstanding, September 29, 2007	15,482,915	$14.20
Exercised	(699,470)	11.98
Canceled	(1,157,895)	15.33
Granted	3,280,464	15.06
Outstanding, September 27, 2008	16,906,014	14.38	6.6	$243

Exercisable, September 27, 2008	7,464,489	$12.94	4.8	$97

The weighted-average grant-date fair value of options granted during fiscal years 2008, 2007 and 2006, respectively, was $5.22, $5.85 and $6.86. The fair value of each option grant is established on the date of grant using a binomial lattice method for grants awarded after October 1, 2005, and the Black-Scholes option-pricing model for grants awarded before October 1, 2005. The change to the binomial lattice method was made to better reflect the exercise behavior of top management. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Weighted average assumptions used in the fair value calculation are outlined in the following table.

	2008	2007	2006
Weighted average expected life	5.5 years	5.6 years	5.9 years
Weighted average risk-free interest rate	4.08%	3.88%	3.70%
Range of risk-free interest rates	3.1-4.6%	2.6-4.6%	2.6-4.8%
Weighted average expected volatility	34.61%	36.85%	37.83%
Range of expected volatility	30.9-40.1%	33.7-40.1%	35.2-40.1%
Expected dividend yield	1.02%	1.11%	1.23%

We recognized stock-based compensation expense related to stock options, net of income taxes, of $12 million, $11 million and $9 million, respectively, during fiscal years 2008, 2007 and 2006, with a $7 million, $6 million and $5 million related tax benefit. We had 2.5 million, 1.9 million and 3.3 million options vest in fiscal years 2008, 2007 and 2006, respectively, with a fair value of $15 million, $9 million and $16 million, respectively.

In fiscal years 2008, 2007 and 2006, we received cash of $9 million, $59 million and $28 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal years 2008, 2007 and 2006, was $1 million, $12 million and $4 million. The total intrinsic value of options exercised in fiscal years 2008, 2007 and 2006, was $3 million, $31 million and $10 million, respectively. SFAS No. 123R requires the cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) to be classified as financing cash flows. We realized $0, $9 million and $4 million, respectively, in excess tax deductions during fiscal years 2008, 2007 and 2006. As of September 27, 2008, we had $40 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.7 years.

TYSON FOODS, INC.

Restricted Stock

We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through July 1, 2020. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of	Grant-Date Fair	Contractual	Value
	Shares	Value Per Share	Life (in Years)	(in millions)
Nonvested, September 29, 2007	6,061,334	$14.95
Granted	975,727	15.28
Dividends	54,206	14.49
Vested	(2,031,907)	12.28
Forfeited	(293,636)	15.54
Nonvested, September 27, 2008	4,765,724	16.16	2.4	$60

As of September 27, 2008, we had $37 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 2.4 years.

We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $11 million, $14 million and $15 million for years 2008, 2007 and 2006, respectively. The related tax benefit for fiscal years 2008, 2007 and 2006 was $6 million, $9 million and $9 million, respectively. We had 2.0 million, 3.4 million and 0.4 million, respectively, restricted stock awards vest in fiscal years 2008, 2007 and 2006, with a grant date fair value of $24 million, $37 million and $5 million.

Performance-based Shares

In July 2003, our Compensation Committee authorized us to award performance-based shares of our Class A stock to certain senior executive officers on the first business day of each of the Company’s 2004, 2005 and 2006 fiscal years. The Compensation Committee later authorized the expansion of the awards to include additional senior officers and to extend out to fiscal year 2008. The vesting of the performance-based shares for the 2006 award is over two and one-half to three years and the vesting for the 2007 and 2008 awards is over three years (the Vesting Period), each award being subject to the attainment of goals determined by the Compensation Committee prior to the date of the award. We review progress toward the attainment of goals each quarter during the Vesting Period. However, the attainment of goals can be determined only at the end of the Vesting Period. If the shares vest, the ultimate cost will be equal to the Class A stock price on the date the shares vest times the number of shares awarded for all performance grants with other than market criteria. For grants with market performance criteria, the ultimate cost will be the fair value of the probable shares to vest regardless if the shares actually vest. Total expense recorded related to performance-based shares was not material for fiscal years 2008, 2007 and 2006.

NOTE 13: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

			in millions
	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Other assets	$ 332	$ (5)	$ 327
Total assets	10,232	(5)	10,227
Deferred income taxes	366	1	367
Other liabilities	381	(9)	372
Accumulated other comprehensive income	47	3	50
Total shareholders’ equity	4,728	3	4,731
Total liabilities and shareholders’ equity	10,232	(5)	10,227

At September 27, 2008, we had four noncontributory defined benefit pension plans consisting of three funded qualified plans and one unfunded non-qualified plan. All three of our qualified plans are frozen and provide benefits based on a formula using years of service and a specified benefit rate. Effective January 1, 2004, we implemented a non-qualified defined benefit plan for certain

TYSON FOODS, INC.

contracted officers that uses a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our employees may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.

We have defined contribution retirement and incentive benefit programs for various groups of employees. We recognized expenses of $48 million, $46 million and $55 million in fiscal 2008, 2007 and 2006, respectively.

We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We generally recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods.

Other postretirement benefits include postretirement medical costs and life insurance.

Benefit obligations and funded status

The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at September 27, 2008, and September 29, 2007:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2008	2007	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$98	$99	$30	$25	$49	$61
Service cost	-	-	3	6	1	1
Interest cost	6	5	2	2	3	4
Plan participants’ contributions	-	-	-	-	2	8
Amendments	-	-	-	-	-	(4)
Actuarial (gain) loss	(6)	-	(2)	(2)	1	12
Benefits paid	(8)	(6)	(1)	(1)	(9)	(16)
Settlement	-	-	-	-	-	(17)
Benefit obligation at end of year	90	98	32	30	47	49

Change in plan assets
Fair value of plan assets at beginning of year	97	85	-	-	-	-
Actual return on plan assets	(11)	14	-	-	-	-
Employer contributions	1	4	1	1	7	8
Plan participants’ contributions	-	-	-	-	1	8
Benefits paid	(8)	(6)	(1)	(1)	(8)	(16)
Fair value of plan assets at end of year	79	97	-	-	-	-

Funded status	$(11)	$(1)	$(32)	$(30)	$(47)	$(49)

Amounts recognized in the Consolidated Balance Sheets consist of:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2008	2007	2008	2007	2008	2007
Other assets	$-	$7	$-	$-	$-	$-
Accrued benefit liability	(11)	(8)	(32)	(30)	(47)	(49)
Accumulated other comprehensive
(income)/loss:
Unrecognized actuarial loss	24	13	-	1	-	-
Unrecognized prior service (cost)/credit	-	-	4	5	(9)	(10)
Net amount recognized	$13	$12	$(28)	$(24)	$(56)	$(59)

The increase (decrease) in the pretax minimum liability related to our pension plans included in other comprehensive income (loss) was $9 million, $(9) million and $16 million in fiscal 2008, 2007 and 2006, respectively.

At September 27, 2008, all pension plans had an accumulated benefit obligation in excess of plan assets. At September 29, 2007, three pension plans had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation for all qualified pension plans was $90 million and $98 million at September 27, 2008, and September 29, 2007, respectively. Plans with accumulated

TYSON FOODS, INC.

benefit obligations in excess of plan assets are as follows:

			in millions
	Pension Benefits
	Qualified		Non-Qualified
	2008	2007	2008	2007
Projected benefit obligation	$90	$26	$32	$30
Accumulated benefit obligation	90	26	31	30
Fair value of plan assets	79	18	-	-

Net Periodic Benefit Cost

Components of net periodic benefit cost for pension and postretirement benefit plans recognized in the Consolidated Statements of Operations are as follows:

							in millions
	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Service cost	$-	$-	$-	$3	$6	$6	$1	$1	$1
Interest cost	6	5	5	2	2	1	3	4	4
Expected return on plan assets	(7)	(7)	(6)	-	-	-	-	-	-
Amortization of prior service cost	-	-	-	1	1	1	(1)	(2)	(2)
Recognized actuarial loss, net	1	1	-	-	-	-	1	12	14
Curtailment and settlement gain	-	-	-	-	-	-	-	(27)	(2)
Net periodic benefit cost	$-	$(1)	$(1)	$6	$9	$8	$4	$(12)	$15

Assumptions

Weighted average assumptions are as follows:

							in millions
	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate to determine
net periodic benefit cost	6.33%	5.93%	5.80%	6.25%	6.00%	6.00%	6.25%	6.00%	6.00%
Discount rate to determine
benefit obligations	5.88%	5.39%	5.75%	6.50%	6.25%	6.00%	6.50%	6.25%	6.10%
Rate of compensation increase	N/A	N/A	N/A	3.50%	3.50%	4.00%	N/A	N/A	N/A
Expected return on plan assets	8.02%	7.89%	8.03%	N/A	N/A	N/A	N/A	N/A	N/A

To determine the rate-of-return on assets assumption, we first examined historical rates of return for the various asset classes. We then determined a long-term projected rate-of-return based on expected returns over the next five to 10 years.

We have three postretirement health plans. Two of these consist of fixed, annual payments and account for $33 million of the postretirement medical obligation at September 27, 2008. A healthcare cost trend is not required to determine this obligation. The remaining plan accounts for $14 million of the postretirement medical obligation at September 27, 2008. The plan covers retirees who do not yet qualify for Medicare and uses a healthcare cost trend of 10% in the current year, grading down to 6% in fiscal 2012. The decision was made in the fourth quarter of fiscal 2007 to outsource a Post-age 65 plan to a third party insurer. This decision effectively settled the plan in fiscal 2007. We recognized a gain of approximately $27 million related to this plan change. A one-percentage point change in assumed healthcare cost trend rate would have an immaterial impact on the postretirement benefit obligation and total service and interest cost.

Plan Assets

The fair value of plan assets for domestic pension benefit plans was $64 million and $80 million as of September 27, 2008, and September 29, 2007, respectively. The following table sets forth the actual and target asset allocation for pension plan assets:

TYSON FOODS, INC.

			Target Asset
	2008	2007	Allocation
Cash	0.9%	2.2%	0.0%
Fixed income securities	31.1	24.4	30.0
US Stock Funds-Large- and Mid-Cap	24.1	48.8	25.0
US Stock Funds-Small-Cap	20.0	9.7	20.0
International Stock Funds	18.8	14.9	20.0
Real Estate	5.1	0.0	5.0
Total	100.0%	100.0%	100.0%

A foreign subsidiary pension plan had $15 million and $17 million in plan assets at September 27, 2008, and September 29, 2007, respectively. All of this plan’s assets are held in annuity contracts consistent with its target asset allocation.

The Plan Trustees have established a set of investment objectives related to the assets of the pension plans and regularly monitor the performance of the funds and portfolio managers. Objectives for the pension assets are (1) to provide growth of capital and income, (2) to achieve a target weighted average annual rate of return competitive with other funds with similar investment objectives and (3) to diversify to reduce risk. The investment objectives and target asset allocation were adopted in January 2004 and amended in January 2008.

Contributions

Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2009 are approximately $2 million. For fiscal 2008, 2007 and 2006, we funded $2 million, $5 million and $0, respectively, to defined benefit plans.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

			in millions
	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2009	$6	$1	$6
2010	7	2	6
2011	6	2	6
2012	7	2	5
2013	12	2	5
2014-2018	33	16	22

The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in 2009 or thereafter.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes cash payments for interest and income taxes:

	in millions
	2008	2007	2006
Interest	$211	$262	$159
Income taxes, net of refunds	51	97	144

TYSON FOODS, INC.

NOTE 15: TRANSACTIONS WITH RELATED PARTIES

We have operating leases for farms, equipment and other facilities with Don Tyson, a director of the Company, John Tyson, Chairman of the Company, certain members of their families and the Randal W. Tyson Testamentary Trust. Total payments of $3 million in fiscal 2008, $5 million in fiscal 2007, and $8 million in fiscal 2006, were paid to entities in which these parties had an ownership interest.

In 2008, a lawsuit captioned In re Tyson Foods, Inc. Consolidated Shareholder’s Litigation was settled. Pursuant to the settlement, Don Tyson and the Tyson Limited Partnership paid us $4.5 million.

NOTE 16: INCOME TAXES

Detail of the provision (benefit) for income taxes from continuing operations consists of:

	in millions
	2008	2007	2006
Federal	$56	$129	$(79)
State	8	16	(12)
Foreign	4	(3)	(3)
	$68	$142	$(94)
Current	$33	$137	$32
Deferred	35	5	(126)
	$68	$142	$(94)

The reasons for the difference between the statutory federal income tax rate and the effective income tax rate from continuing operations are as follows:

	2008	2007	2006
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, excluding FIN 48	2.0	2.3	3.3
Extraterritorial income exclusion	-	(1.1)	-
Unrecognized tax benefits, net	4.4	(4.6)	-
Medicare Part D	(0.8)	3.2	(1.8)
Adjustment for tax review	-	-	(5.1)
General business credits	(3.8)	(2.6)	2.6
Domestic production deduction	(2.2)	(1.0)	-
Fixed asset tax cost correction	-	4.2	-
Officers life insurance	3.8	(1.4)	0.8
Change in state valuation allowance	5.0	-	-
Other	1.2	0.6	0.2
	44.6%	34.6%	35.0%

An increase in the state valuation allowance increased the fiscal 2008 tax expense by $8 million, while non-deductible activity relating to company-owned life insurance increased the fiscal 2008 tax expense by $6 million. The addition of FIN 48 unrecognized tax benefits in fiscal 2008 caused a net increase to income tax expense of approximately $7 million. Additionally, estimated general business credits decreased fiscal 2008 tax expense by $6 million.

During fiscal 2007, we discovered a certain population of our tax cost and accumulated depreciation values were not accurately recorded, primarily related to a property, plant and equipment system conversion in 1999. This system conversion did not impact the recorded book value of the property, plant and equipment. As a result, the net tax basis of property, plant and equipment was overstated, which caused the deferred tax liability in our financial statements to be understated. In fiscal 2007, we increased our deferred tax liabilities $17 million and recognized additional tax expense of $17 million.

The fiscal 2007 effective tax rate was reduced by 4.6% due to the reduction of income tax reserves management deemed were no longer required. The net reduction to current income tax expense of approximately $20 million related to Internal Revenue Service examinations, appeals and United States Tax Court settlement activity, as well as state income tax examination settlements. Additional related adjustments resulted in a $28 million reduction of goodwill.

During fiscal 2006, we completed a review of our tax account balances, and as a result, reduced our income tax benefit by $15 million. This included $12 million related to additional tax reserves for our foreign operations and $3 million related to a cumulative adjustment to our recorded tax balances attributable to book to tax differences associated with property, plant and equipment

TYSON FOODS, INC.

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

The tax effects of major items recorded as deferred tax assets and liabilities are:

			in millions
	2008		2007
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$-	$365	$-	$399
Suspended taxes from conversion
to accrual method	-	96	-	104
Intangible assets	-	30	7	32
Inventory	13	89	13	74
Accrued expenses	167	-	165	-
Net operating loss and other carryforwards	124	-	133	-
Note hedge transactions	36	-	-	-
Insurance reserves	22	-	22	-
Prepaids	-	23	-	40
Other	58	48	53	71
	$420	$651	$393	$720
Valuation allowance	$(49)		$(55)
Net deferred tax liability		$280		$382

Net deferred tax liabilities are included in Other Current Assets, Other Current Liabilities and Deferred Income Taxes on the Consolidated Balance Sheets.

The deferred tax liability for suspended taxes from conversion to accrual method represents the 1987 change from the cash to accrual method of accounting and will be recognized by 2027.

We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $219 million and $215 million at September 27, 2008 and September 29, 2007, respectively. These earnings are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, we would be subject to federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The tax effected valuation allowance of $49 million consists of $30 million for state tax credit and net operating loss carryforwards, $3 million for federal net operating loss carryforwards and $16 million for international net operating loss carryforwards. The state tax credit and net operating loss carryforwards expire in fiscal years 2009 through 2027. At September 27, 2008, after considering utilization restrictions, our gross federal tax net operating loss carryforwards approximated $165 million. Gross federal net operating loss carryforwards of $8 million are subject to utilization limitations due to ownership changes and may be utilized to offset future taxable income subject to limitations. These carryforwards expire during fiscal years 2009 through 2024. The $49 million valuation allowance described above includes $3 million that if subsequently recognized, will be allocated to reduce goodwill, which was recorded at the time of acquisition of TFM.

The following table summarizes the activity related to our gross unrecognized tax benefits from the beginning of fiscal 2008 to September 27, 2008.

in millions
Unrecognized
Tax Benefits
Balance as of the beginning of fiscal 2008	$210
Increases related to current year tax positions	23
Increases related to prior year tax positions	36
Reductions related to prior year tax positions	(28)
Reductions related to settlements	(14)
Reductions related to expirations of statute of limitations	(7)
Balance as of September 27, 2008	$220

TYSON FOODS, INC.

We classify interest and penalties on unrecognized tax benefits as income tax expense. At September 27, 2008, and at the adoption of FIN 48 at the beginning of fiscal 2008, before tax benefits, we had $67 million and $70 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

As of September 27, 2008, we are subject to income tax examinations for U.S. federal income taxes for fiscal years 1998 through 2007, and for foreign, state and local income taxes for fiscal years 2001 through 2007. During fiscal 2009, tax audit resolutions could potentially reduce unrecognized tax benefits by approximately $26 million, either because tax positions are sustained on audit or because we agree to their disallowance.

NOTE 17: EARNINGS (LOSS) PER SHARE

The earnings and weighted average common shares used in the computation of basic and diluted earnings (loss) per share are as follows:

	in millions, except per share data
	2008	2007	2006
Numerator:
Income (loss) from continuing operations	$86	$268	$(174)
Less Dividends:
Class A ($0.16/share)	46	45	41
Class B ($0.144/share)	10	11	14
Undistributed earnings (losses)	30	212	(229)
Class A undistributed earnings (losses)	25	170	(170)
Class B undistributed earnings (losses)	5	42	(59)
Total undistributed earnings (losses)	$30	$212	$(229)
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	281	273	249
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	70	75	96
Effect of dilutive securities:
Stock options and restricted stock	5	7	-
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversions	356	355	345

Earnings (Loss) Per Share from Continuing Operations:
Class A Basic	$0.25	$0.79	$(0.51)
Class B Basic	$0.22	$0.70	$(0.47)
Diluted	$0.24	$0.75	$(0.51)

Net income (loss):
Class A Basic	$0.25	$0.79	$(0.58)
Class B Basic	$0.22	$0.70	$(0.53)
Diluted	$0.24	$0.75	$(0.58)

Approximately 10 million, 4 million and 28 million, respectively, in fiscal years 2008, 2007 and 2006, of our option shares were antidilutive and were not included in the dilutive earnings per share calculation.

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

NOTE 18: SEGMENT REPORTING

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. We measure segment profit as operating income (loss).

Chicken: Chicken operations include breeding and raising chickens, as well as processing live chickens into fresh, frozen and value-added chicken products and logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. It also includes sales from allied products and our chicken breeding stock subsidiary.

Beef: Beef operations include processing live fed cattle and fabricating dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. This segment also includes sales from allied products such as hides and variety meats, as well as logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. Allied products are marketed to manufacturers of pharmaceuticals and technical products.

Pork: Pork operations include processing live market hogs and fabricating pork carcasses into primal and sub-primal cuts and case-ready products. This segment also includes our live swine group, related allied product processing activities and logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world. We sell allied products to pharmaceutical and technical products manufacturers, as well as a limited number of live swine to pork processors.

Prepared Foods:  Prepared Foods operations include manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. Products include pepperoni, bacon, beef and pork pizza toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets throughout the world.

TYSON FOODS, INC.

in millions
	Chicken	Beef	Pork	Prepared Foods	Other	Consolidated
Fiscal year ended September 27, 2008
Sales	$8,900	$11,664	$3,587	$2,711	$-	$26,862
Operating income (loss)	(118)	106	280	63	-	331
Other expense						177
Income from continuing operations
before income taxes						154
Depreciation (a)	244	117	31	67	-	459
Total assets (b)	4,990	3,169	898	971	663	10,691
Additions to property, plant and equipment (c)	258	83	21	46	15	423
Fiscal year ended September 29, 2007
Sales	$8,210	$11,540	$3,314	$2,665	$-	$25,729
Operating income	325	51	145	92	-	613
Other expense						203
Income from continuing operations
before income taxes						410
Depreciation (a)	260	120	31	61	-	472
Total assets (b)	4,467	3,207	814	961	614	10,063
Additions to property, plant and equipment (c)	164	33	10	25	47	279
Fiscal year ended September 30, 2006
Sales	$7,958	$10,866	$3,067	$2,698	$-	$24,589
Operating income (loss)	94	(254)	55	55	-	(50)
Other expense						218
Loss from continuing operations
before income taxes						(268)
Depreciation (a)	262	117	30	63	-	472
Total assets (b)	4,395	3,139	847	1,021	1,561	10,963
Additions to property, plant and equipment (c)	225	134	14	55	100	528

a)	Excludes depreciation related to discontinued operation of $9 million, $10 million and $9 million for fiscal years 2008, 2007 and 2006, respectively.
b)	Excludes assets held for sale related to discontinued operation of $159 million, $164 million and $158 million for fiscal years 2008, 2007 and 2006, respectively.
c)	Excludes additions to property, plant and equipment related to discontinued operation of $2 million, $6 million and $3 million for fiscal years 2008, 2007 and 2006, respectively.

In the fourth quarter fiscal 2008, we began to manage and report the operating results and identifiable assets of our logistics operations in the segment in which the product being moved relates. As a result, our operating segments now reflect logistics operations which were previously included in Other. All prior periods have been restated to reflect this change.

We allocate expenses related to corporate activities to the segments, while the related assets and additions to property, plant and equipment remain in Other.

The Pork segment had sales of $517 million, $515 million and $467 million for fiscal years 2008, 2007 and 2006, respectively, from transactions with other operating segments. The Beef segment had sales of $142 million, $111 million and $104 million for fiscal years 2008, 2007 and 2006, respectively, from transactions with other operating segments. These sales from intersegment transactions, which are sold at market prices, were excluded from the segment sales in the above table.

Our largest customer, Wal-Mart Stores, Inc., accounted for 13.3%, 13.4% and 13.0% of consolidated sales in fiscal years 2008, 2007 and 2006, respectively. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.

The majority of our operations are domiciled in the United States. Approximately 98% of sales to external customers for each of fiscal years 2008, 2007 and 2006 were sourced from the United States. Approximately $3.4 billion, $3.5 billion and $3.7 billion, respectively, of property, plant and equipment were located in the United States at September 27, 2008, September 29, 2007, and September 30, 2006. Approximately $139 million, $125 million and $116 million of property, plant and equipment were located in foreign countries, primarily Mexico, at fiscal years ended 2008, 2007 and 2006, respectively.

We sell certain products in foreign markets, primarily Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea, and Taiwan. Our export sales totaled $3.2 billion, $2.5 billion and $2.0 billion for fiscal 2008, 2007 and 2006, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Foreign sales, which are sales of products produced in a country other than the United States, were less than 10%

TYSON FOODS, INC.

of consolidated sales for each of fiscal years 2008, 2007 and 2006. Approximately 22% and 10% of income from continuing operations before income taxes for fiscal 2008 and 2007, respectively, was from foreign operations. In fiscal 2006, we had income from continuing operations before income taxes related to foreign operations of $13 million.

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Sales	$6,476	$6,336	$6,849	$7,201
Gross profit	315	315	259	357
Operating income	94	54	45	138
Income (loss) from continuing operations	41	3	(3)	45
Income (loss) from discontinued operation	(7)	(8)	12	3
Net income (loss)	34	(5)	9	48

Earnings (loss) from continuing operations:
Class A Basic	$0.12	$0.01	$(0.01)	$0.13
Class B Basic	$0.11	$0.01	$(0.01)	$0.11
Diluted	$0.12	$0.01	$(0.01)	$0.12
Earnings (loss) from discontinued operation:
Class A Basic	$(0.02)	$(0.03)	$0.04	$0.01
Class B Basic	$(0.02)	$(0.02)	$0.03	$0.01
Diluted	$(0.02)	$(0.03)	$0.04	$0.01
Net income (loss):
Class A Basic	$0.10	$(0.02)	$0.03	$0.14
Class B Basic	$0.09	$(0.01)	$0.02	$0.12
Diluted	$0.10	$(0.02)	$0.03	$0.13
2007
Sales	$6,298	$6,239	$6,618	$6,574
Gross profit	342	353	428	306
Operating income	151	148	212	102
Income from continuing operations	60	61	114	33
Income (loss) from discontinued operation	(3)	7	(3)	(1)
Net income	57	68	111	32

Earnings from continuing operations:
Class A Basic	$0.18	$0.18	$0.33	$0.10
Class B Basic	$0.16	$0.16	$0.30	$0.08
Diluted	$0.17	$0.17	$0.32	$0.09
Earnings (loss) from discontinued operation:
Class A Basic	$(0.01)	$0.02	$(0.01)	$-
Class B Basic	$(0.01)	$0.02	$(0.01)	$-
Diluted	$(0.01)	$0.02	$(0.01)	$-
Net income:
Class A Basic	$0.17	$0.20	$0.32	$0.10
Class B Basic	$0.15	$0.18	$0.29	$0.08
Diluted	$0.16	$0.19	$0.31	$0.09

TYSON FOODS, INC.

In June 2008, we executed a letter of intent to sell the beef processing, cattle feed yard and fertilizer assets of Lakeside Farm Industries Ltd. We are reporting Lakeside as a discontinued operation and have restated the quarterly financial data accordingly.

First quarter fiscal 2008 income from continuing operations before income taxes includes an $18 million non-operating gain related to sale of an investment and a $6 million severance charge related to the FAST initiative. Second quarter fiscal 2008 income from continuing operations before income taxes includes $47 million in charges related to restructuring a beef plant operation, closing a poultry plant, impairment of packaging equipment and software impairments. Third quarter fiscal 2008 loss from continuing operations before income taxes includes $13 million in charges related to flood damage and impairment of unimproved real property. Fourth quarter fiscal 2008 income from continuing operations before income taxes includes a $10 million charge related to intangible asset impairments.

Fourth quarter fiscal 2007 income from continuing operations includes tax expense of $17 million related to a fixed asset tax cost correction.

NOTE 20: CAPITAL STRUCTURE

In September 2008, we issued 22.4 million shares of Class A stock as part of a public offering. The shares were offered at $12.75. Net proceeds, after underwriting discounts and commissions, of approximately $274 million were used toward the repayment of our borrowings under the accounts receivable securitization facility and for other general corporate purposes. An entity controlled by Don Tyson purchased three million shares of Class A stock in this offering.

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

In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including us, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of our processing facilities. On May 9, 2002, the DOL filed a civil complaint styled Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. against us in the U.S. District Court for the Northern District of Alabama. The plaintiffs allege in the complaint that we violated the overtime provisions of the federal Fair Labor Standards Act at our chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor indicated in discovery the case seeks to require us to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, and an additional amount in unspecified liquidated damages and an injunction against future violations at that facility and all other chicken processing facilities we operate. The District Court granted the Company’s motion for partial summary judgment in part, ruling that the second meal period is appropriately characterized as non-compensable, and reserving the remaining issues for trial. The trial is presently set for January 5, 2009.

Several private lawsuits are pending against us alleging that we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the Fair Labor Standards Act. These lawsuits include M.H. Fox, et al. v. Tyson Foods, Inc. (Fox), filed on June 22, 1999, in the U.S. District Court for the Northern District of Alabama, and DeAsencio v. Tyson Foods, Inc. (DeAsencio), filed on August 22, 2000, in the U.S. District Court for the Eastern District of Pennsylvania. Each of these matters involves similar allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. In Fox, the District Court denied class certification on November 16, 2006, and ordered the cases of the 10 named plaintiffs in the matter to proceed individually in the home jurisdictions of the named plaintiffs. Two of these cases (Brothers and Hatchett) were tried in November 2007 in Alabama with jury verdicts in favor of the plaintiffs. The District Court recently entered judgment in the final of these cases (Fox) after the Company made an offer of judgment to Fox, thereby avoiding trial. However, the District Court must now determine the amount of attorneys’ fees and costs to be awarded to the plaintiffs. In DeAsencio, plaintiffs appealed a jury verdict and final judgment entered in our favor on June 22, 2006, in the District Court. On September 7, 2007, the U.S.

TYSON FOODS, INC.

Court of Appeals for the Third Circuit reversed the jury verdict and remanded the case to the District Court for further proceedings. We sought rehearing en banc, which was denied by the Court of Appeals on October 5, 2007. The United States Supreme Court denied our petition for a writ of certiorari on June 9, 2008.

In addition to Fox and DeAsencio, additional private lawsuits were filed against us since the beginning of fiscal 2007 which allege we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the Fair Labor Standards Act. These lawsuits are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S. Dist. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E. Dist. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W. Dist. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, March 5, 2007); and Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, May 23, 2007). Similar to Fox and DeAsencio, each of these matters involves allegations employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation. The motion for transfer was granted on August 17, 2007. The cases listed above and five other cases subsequently filed involving the same allegations, including Armstrong, et al. v. Tyson Foods, Inc. (W. Dist. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E. Dist. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E. Dist. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W. Dist. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W. Dist. North Carolina, February 6, 2008), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (“MDL Proceedings”). On January 2, 2008, the Judge in the MDL Proceedings issued a Joint Scheduling and Case Management Order. The Order granted Conditional Class Certification and called for notice to be given to potential putative class members via a third party administrator. The potential class members had until April 18, 2008, to “opt–in” to the class. Approximately 13,800 employees and former employees filed their consents to “opt-in” to the class. As of April 18, 2008, the parties began conducting discovery for a period of 240 days at eight of our facilities and our corporate headquarters in Springdale, Arkansas. Discovery may be conducted at additional facilities in the future. On October 15, 2008, the Judge in the MDL Proceedings denied the plaintiffs’ motion for equitable tolling, which reduces the time period for which the plaintiffs may seek damages.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and six other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts a number of state and federal causes of action including, but not limited to, counts under Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and state-law public nuisance theories. The amended complaint asserts that defendants and certain contract growers who are not named in the complaint polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed ("IRW") through the land application of poultry litter. Oklahoma asserts that this alleged pollution has also caused extensive injury to the environment (including soils and sediments) of the IRW and that the defendants have been unjustly enriched. Oklahoma's claims cover the entire IRW, which encompasses more than one million acres of land and the natural resources (including lakes and waterways) contained therein. Oklahoma seeks wide-ranging relief, including injunctive relief, compensatory and punitive damages, attorneys fees and disgorgement. We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the amended complaint. The district court has stayed proceedings on the third party complaint pending resolution of Oklahoma's claims against the defendants. On November 14, 2007, Oklahoma filed a motion under RCRA requesting a preliminary injunction to halt the land application of poultry litter in the IRW. Oklahoma's motion for a preliminary injunction asserted that bacteria from poultry litter are causing an imminent and substantial endangerment to human health and the environment throughout the IRW. A multi-week evidentiary hearing on the preliminary injunction was completed on March 6, 2008. On September 29, 2008, the court entered an order denying the preliminary injunction. On October 17, 2008, Oklahoma filed a notice of appeal of the district court’s denial of the preliminary injunction in the United States Court of Appeals for the Tenth Circuit. Discovery in Oklahoma's case against defendants is ongoing. Trial is currently scheduled for September 2009.

We currently have pending eleven separate wage and hour actions involving TFM’s plants located in Lexington, Nebraska (Lopez, et al. v. Tyson Foods, Inc., District of Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., District of Kansas, May 15, 2006), Storm Lake, Iowa (Sharp, et al. v. Tyson Foods, Inc., (N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Robinson, et al. v. Tyson Foods, Inc., d/b/a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007) , Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., District of Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., District of Nebraska, February 29, 2008), Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Council Bluffs, Iowa (Salazar, et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, April 29, 2008; and Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc.,

TYSON FOODS, INC.

N.D. Indiana, April 29, 2008); and Goodlettsville, Tennessee (Cunningham v. Tyson Fresh Meats, Inc., M.D. Tennessee, May 22, 2008). With the exception of Cunningham, the actions allege TFM failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Cunningham alleges TFM failed to pay quality assurance technicians overtime compensation for all hours worked in excess of forty hours in each work week. TFM filed a motion for partial summary judgment in Garcia, based upon an injunction entered in Reich v. IBP, which outlined the types of activities at issue here that are compensable. The District Court of Kansas denied the motion, and TFM appealed to the Tenth Circuit Court of Appeals, arguing that the District Court’s ruling had the effect of improperly modifying the injunction. On July 23, 2008, Tyson filed a motion to transfer the eleven actions to the District of Kansas for consolidated pretrial proceedings. On October 9, 2008, the motion to transfer was denied by the Judicial Panel on Multidistrict Litigation. The effect of this order will be that the stays previously entered in the individual actions will be lifted and each case will resume.

On November 21, 2002, 10 current and former hourly employees of a TFM case ready facility in Goodlettsville, Tennessee, filed a putative class action lawsuit styled Emily D. Jordan, et al. v. IBP, inc. and Tyson Foods, Inc. in the U.S. District Court for the Middle District of Tennessee against us claiming violations of the overtime provisions of the Fair Labor Standards Act by failing to pay employees for all hours worked. The suit further alleges employees should be paid for the time it takes to collect, assemble and put on, take off and wash their health, safety and production gear at the beginning and end of their shifts and during their meal period. Finally, the suit alleges we deduct 30 minutes per day from employees’ paychecks regardless of whether employees use a full 30-minute period for their meal. The plaintiffs seek a declaration that the defendants did not comply with the Fair Labor Standards Act, and an award for an unspecified amount of back pay compensation and benefits, unpaid entitlements, liquidated damages, prejudgment and post-judgment interest, attorney fees and costs. On November 17, 2003, the District Court conditionally certified a collective action based on clothes changing and washing activities and unpaid production work during meal periods, since the plant operations began in April 2001. Approximately 650 current and former employees have opted into the class. On August 20, 2007, both parties filed motions for summary judgment. The court granted in part and denied in part the parties’ motions for partial summary judgment on March 13, 2008. A jury trial was set to begin on September 16, 2008, but the parties resolved the litigation. On September 25, 2008, the court entered an agreed order of dismissal with prejudice and approved the confidential settlement agreement of the parties.

NOTE 22: SUBSEQUENT EVENTS

In October 2008, Dynamic Fuels received $100 million in Gulf Opportunity Zone tax-exempt bonds made available by the Federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033, and have an initial interest rate of 1.3%. We issued a letter of credit as a guarantee for the entire bond issuance. In exchange for our guarantee, Syntroleum Corporation, the other 50 percent investor in Dynamic Fuels, issued to us eight million Syntroleum stock warrants with an exercise price of $0.01 per share.

In October 2008, we completed the acquisition of three vertically integrated poultry companies in southern Brazil. The purchase price was $80 million, as well as up to an additional $15 million of contingent purchase price based on production volumes payable through fiscal 2010. These transactions include the acquisitions of Macedo Agroindustrial, Avicola Itaiopolis and Frangobras. Combined, we expect these companies will have sales of $150-$175 million in fiscal 2009.

TYSON FOODS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Tyson Foods, Inc.

We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyson Foods, Inc. at September 27, 2008 and September 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tyson Foods, Inc.’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas

November 17, 2008

TYSON FOODS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Tyson Foods, Inc.

We have audited Tyson Foods, Inc.’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyson Foods, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management under the caption “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Tyson Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tyson Foods, Inc. as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 27, 2008, and our report dated November 17, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas

November 17, 2008

TYSON FOODS, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 27, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

In the quarter ended September 27, 2008, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2008. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, Management concluded that the Company’s internal control over financial reporting was effective as of September 27, 2008.

The Company's independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Form 10-K and has issued an attestation report on the Company's internal control over financial reporting. The attestation report on the Company’s internal control over financial reporting appears in Part II, Item 8.

ITEM 9B. OTHER INFORMATION

Not applicable.

TYSON FOODS, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 6, 2009 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of the instructions to Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Executive Officers of the Company” in Part I of this Report.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of September 27, 2008:

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of
	Number of		Securities remaining
	Securities to	Weighted	available for future
	be issued upon	average	issuance under equity
	exercise of	exercise price	compensation plans
	outstanding	of outstanding	(excluding Securities
	options	options	reflected in column (a))
Equity compensation plans approved by security holders	16,646,346	$14.47	46,033,141
Equity compensation plans not approved by security holders	-	-	-
Total	16,646,346	$14.47	46,033,141

This table does not include 259,668 options, with a weighted-average exercise price of $8.27, which were assumed in connection with the acquisition of IBP, inc. in 2001.

a)	Outstanding options granted by the Company
b)	Weighted average price of outstanding options
c)	Shares available for future issuance as of September 27, 2008, under the Stock Incentive Plan (24,823,940), the Employee Stock Purchase Plan (12,826,299) and the Retirement Savings Plan (8,382,902)

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
Consolidated Statements of Operation
for the three years ended September 27, 2008
Consolidated Balance Sheets at
September 27, 2008, and September 29, 2007
Consolidated Statements of Shareholders’ Equity
for the three years ended September 27, 2008
Consolidated Statements of Cash Flows
for the three years ended September 27, 2008
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

Financial Statement Schedule - Schedule II Valuation and Qualifying
Accounts for the three years ended September 27, 2008

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

4.9

Supplemental Indenture dated as of September 15, 2008, between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee (including the form of Notes) (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

10.1

Amended and Restated Receivable Transfer Agreement, dated as of August 6, 2008, by and among Tyson Receivables Corporation, a Delaware corporation, Tyson Foods, Inc., a Delaware corporation, the several commercial paper conduits identified therein as CP Conduit Purchasers and the several financial institutions identified therein as Committed Purchasers, and their respective Funding Agents, JPMorgan Chase Bank, a New York state banking corporation, as administrative agent for the benefit of the CP Conduit Purchasers, the Committed Purchasers and the Funding Agents (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.2

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

10.3

Amendment No. 1 to Receivables Purchase Agreement, dated August 13, 2004, among the Company and certain subsidiaries of the Company, as Sellers and Tyson Receivables Corporation, as Purchaser (previously filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.4

Amendment No. 2 to Receivables Purchase Agreement, dated as of August 6, 2008, by and among Tyson Receivables Corporation, a Delaware corporation, Tyson Foods, Inc., a Delaware corporation, certain subsidiaries of Tyson, the several commercial paper conduits identified therein as CP Conduit Purchasers and the several financial institutions identified therein as Committed Purchasers, and their respective Funding Agents, JPMorgan Chase Bank, a New York state banking corporation, as administrative agent for the benefit of the CP Conduit Purchasers, the Committed Purchasers and the Funding Agents (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 11, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.5

Five-Year Revolving Credit Agreement, dated as of September 28, 2005, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branchand BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents, J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner, and certain other lenders party thereto (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 3, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.6

Amendment No. 1, dated as of March 2, 2006, to the Company’s Five-Year Revolving Credit Agreement, dated as of September 28, 2005, with the Company, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branchand BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 7, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.7

Amendment No. 2, dated as of April 28, 2006, to the Company’s Five-Year Revolving Credit Agreement, dated as of September 28, 2005, with the Company, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branchand BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 2, 2006, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

10.8

Amendment No. 3, dated as of July 27, 2006, to the Company’s Five-Year Revolving Credit Agreement, dated as of September 28, 2005, as amended, with the Company, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branchand BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 31, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.9

Amendment No. 4, dated as of March 7, 2008, to the Company's Five-Year Revolving Credit Agreement, dated as of September 28, 2005, as amended, with the Company, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank International", New York Branch and BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.10

Amendment No. 5, dated as of September 10, 2008, to the Company's Five-Year Revolving Credit Agreement, dated as of September 28, 2005, as amended, with the Company, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Merrill Lynch Bank USA, as Syndication Agent, SunTrust Bank, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branch and BNP Paribas, as Documentation Agents, and CoBank, ACB and U.S. AgBank, FCB, as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 12, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.11

Convertible note hedge transaction confirmation, dated as of September 9, 2008, by and between JPMorgan Chase Bank, National Association and the Company (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.12

Warrant transaction confirmation, dated as of September 9, 2008, by and between JPMorgan Chase Bank, National Association and the Company (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.13

Letter Agreement, dated as of September 9, 2008, by and between JPMorgan Chase Bank, National Association and the Company (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.14

Convertible note hedge transaction confirmation, dated as of September 9, 2008, by and between Merrill Lynch Financial Markets, Inc. and the Company (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.15

Warrant transaction confirmation, dated as of September 9, 2008, by and between Merrill Lynch Financial Markets, Inc. and the Company (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.16

Letter Agreement, dated as September 9, 2008, by and between Merrill Lynch Financial Markets, Inc. and the Company (previously filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.17

Second Amended and Restated Employment Agreement, dated as of December 19, 2006, by and between Richard L. Bond and the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.18

Nonqualified Stock Option Award pursuant to the Tyson Foods, Inc. 2000 Stock Incentive Plan, dated November 17, 2006, between the Company and Richard L. Bond (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2006, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

10.19

Restricted Stock Unit Agreement, dated as of September 28, 2007, between the Company and Richard L. Bond (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.20

Senior Executive Employment Agreement dated November 20, 1998 between the Company and Leland E. Tollett (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10K for the fiscal year ended October 3, 1998, Commission File No. 001-14704, and incorporated herein by reference).

10.21

Amendment to Senior Executive Employment Agreement dated February 4, 2005, by and between the Company and Leland E. Tollett (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.22

Executive Employment Agreement between the Company and J. Alberto Gonzalez Pita, dated November 15, 004 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.23

Separation Agreement and General Release between the Company and J. Alberto Gonzalez-Pita, dated April 29, 2008 (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 29, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.24

Officer Employment Agreement between the Company and Craig J. Hart, dated November 12, 2004 (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 18, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.25

Senior Advisor Agreement, dated July 30, 2004, by and between Don Tyson and the Company (previously filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.26

Officer Employment Agreement between the Company and James V. Lochner, dated October 7, 2005 (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 12, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.27

Executive Employment Agreement between the Company and Wade Miquelon, dated April 13, 2006 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 18, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.28

Voluntary Separation Agreement and General Release, dated as of May 12, 2008, between the Company and Wade Miquelon (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.29

Executive Employment Agreement between the Company and Donnie D. King, dated March 6, 2007 (previously filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.30

Executive Employment Agreement between the Company and Bernard Leonard, dated November 16, 2006 (previously filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.31

Executive Employment Agreement between the Company and Donald J. Smith, dated May 24, 2007 (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 29, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.32

Executive Employment Agreement between the Company and David L. Van Bebber, dated May 21, 2008 (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.33

Executive Employment Agreement between the Company and Dennis Leatherby, dated June 6, 2008 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 11, 2008, Commission File No. 001-14704, and incorporated herein by reference).

TYSON FOODS, INC.

10.34

Executive Employment Agreement between the Company and Richard A. Greubel, Jr, dated May 3, 2007 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.35

Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.36

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

10.38

Form of IBP's Indemnification Agreement with officers and directors (previously filed as Exhibit 10.8 to IBP's Registration Statement on Form S-1, dated August 19, 1987, File No. 1-6085 and incorporated hereby by reference).

10.39

Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005 (previously filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.40

Tyson Foods, Inc. Restricted Stock Bonus Plan, effective August 21, 1989, as amended and restated on April 15, 1994; and Amendment to Restricted Stock Bonus Plan effective November 18, 1994 (previously filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.41	Amended and Restated Tyson Foods, Inc. Employee Stock Purchase Plan, dated as of October 1, 2008.
10.42	Restated Executive Savings Plan of Tyson Foods, Inc. effective January 1, 2009.
10.43

Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan dated November 19, 2004, First Amendment to the Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan dated February 2, 2007, and Second Amendment to the Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan dated August 13, 2007.

10.44

IBP Directors Stock Option Plan (previously filed as Exhibit 10.5.4 to IBP's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, File No. 1-6085 and incorporated herein by reference).

10.45	IBP 1996 Stock Option Plan (previously filed as Exhibit 10.5.7 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).
10.46	Amended and Restated Retirement Income Plan of IBP, inc. dated August 1, 2000, and Amendment to Freeze the Retirement Income Plan of IBP, inc. dated December 31, 2002.
10.47

Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan dated March 1, 2007, First Amendment to the Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan dated September 24, 2007, and Second Amendment to the Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan dated February 29, 2008.

TYSON FOODS, INC.

10.48	Retirement Savings Plan of Tyson Foods, Inc. dated November 3, 2008.
10.49

Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.50

Form of Stock Option Grant Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.51

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

21	Subsidiaries of the Company
23	Consent of Ernst & Young, LLP
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TYSON FOODS, INC.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Dennis Leatherby	November 20, 2008
Dennis Leatherby
Executive Vice President and Chief
Financial Officer

TYSON FOODS, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard L. Bond Richard L. Bond	President and Chief Executive Officer	November 20, 2008
/s/ Lloyd V. Hackley Lloyd V. Hackley	Director	November 20, 2008
/s/ Craig J. Hart Craig J. Hart	Senior Vice President, Controller and Chief Accounting Officer	November 20, 2008
/s/ Jim Kever Jim Kever	Director	November 20, 2008
/s/ Kevin M. McNamara Kevin M. McNamara	Director	November 20, 2008
/s/ Dennis Leatherby Dennis Leatherby	Executive Vice President and Chief Financial Officer	November 20, 2008
/s/ Brad T. Sauer Brad T. Sauer	Director	November 20, 2008
/s/ Jo Ann R. Smith Jo Ann R. Smith	Director	November 20, 2008
/s/ Barbara A. Tyson Barbara A. Tyson	Director	November 20, 2008
/s/ Don Tyson Don Tyson	Director	November 20, 2008
/s/ John Tyson John Tyson	Chairman of the Board of Directors	November 20, 2008
/s/ Albert C. Zapanta Albert C. Zapanta	Director	November 20, 2008

TYSON FOODS, INC.

FINANCIAL STATEMENT SCHEDULE

TYSON FOODS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended September 27, 2008

in millions
	Balance at	Charged to		Charged to			Balance at
	Beginning	Costs and		Other	Additions		End of
	of Period	Expenses		Accounts	(Deductions)		Period

Allowance for Doubtful Accounts
2008	$8	$5		$-	$(1)		$12
2007	8	1		-	(1)		8
2006	9	(5)	(1)	-	4	(2)	8

(1)	We reduced a portion of the allowance for doubtful accounts as the respective accounts receivable balances were either collected or determined to be collectible.
(2)	We received payments on accounts that had previously been written off.