Form 10-Q
period 2008-12-27
TYSON FOODS INC
filed 2009-02-02
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________to________

001-14704

(Commission File Number)

______________

TYSON FOODS, INC.

(Exact name of registrant as specified in its charter)

______________

Delaware	71-0225165
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2200 Don Tyson Parkway, Springdale, Arkansas	72762-6999
(Address of principal executive offices)	(Zip Code)

(479) 290-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 27, 2008.

Class	Outstanding Shares
Class A Common Stock, $0.10 par value (Class A stock)	307,876,184
Class B Common Stock, $0.10 par value (Class B stock)	70,021,155

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	December 27, 2008	December 29, 2007
Sales	$6,521	$6,476
Cost of Sales	6,503	6,161
	18	315
Operating Expenses:
Selling, general and administrative	216	215
Other charges	-	6
Operating Income (Loss)	(198)	94
Other (Income) Expense:
Interest income	(4)	(2)
Interest expense	63	53
Other, net	18	(19)
	77	32
Income (Loss) from Continuing Operations
before Income Taxes and Minority Interest	(275)	62
Income Tax Expense (Benefit)	(155)	21
Income (Loss) from Continuing Operations before Minority Interest	(120)	41
Minority Interest	(2)	-
Income (Loss) from Continuing Operations	(118)	41
Income (Loss) from Discontinued Operation, net of tax of $4 and $(3)	6	(7)
Net Income (Loss)	$(112)	$34

Weighted Average Shares Outstanding:
Class A Basic	303	279
Class B Basic	70	70
Diluted	373	355
Earnings (Loss) Per Share from Continuing Operations:
Class A Basic	$(0.32)	$0.12
Class B Basic	$(0.29)	$0.11
Diluted	$(0.32)	$0.12
Earnings (Loss) Per Share from Discontinued Operation:
Class A Basic	$0.02	$(0.02)
Class B Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)
Net Earnings (Loss) Per Share:
Class A Basic	$(0.30)	$0.10
Class B Basic	$(0.27)	$0.09
Diluted	$(0.30)	$0.10
Cash Dividends Per Share:
Class A	$0.040	$0.040
Class B	$0.036	$0.036

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	December 27, 2008	September 27, 2008
Assets
Current Assets:
Cash and cash equivalents	$166	$250
Accounts receivable, net	1,106	1,271
Inventories, net	2,233	2,538
Other current assets	267	143
Assets of discontinued operation held for sale	125	159
Total Current Assets	3,897	4,361
Restricted Cash	85	-
Net Property, Plant and Equipment	3,524	3,519
Goodwill	2,520	2,511
Intangible Assets	152	128
Other Assets	306	331
Total Assets	$10,484	$10,850

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$17	$8
Trade accounts payable	1,094	1,217
Other current liabilities	747	878
Total Current Liabilities	1,858	2,103
Long-Term Debt	2,997	2,888
Deferred Income Taxes	271	291
Other Liabilities	564	554
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,161	2,161
Retained earnings	2,879	3,006
Accumulated other comprehensive income (loss)	(58)	41
	5,021	5,247
Less treasury stock, at cost-
14 million shares at December 27, 2008,
and 15 million shares at September 27, 2008	227	233
Total Shareholders’ Equity	4,794	5,014
Total Liabilities and Shareholders’ Equity	$10,484	$10,850

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	December 27, 2008	December 29, 2007
Cash Flows From Operating Activities:
Net income (loss)	$(112)	$34
Depreciation and amortization	118	127
Deferred income taxes	(45)	(18)
Other, net	38	(16)
Net changes in working capital	144	59
Cash Provided by Operating Activities	143	186

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(84)	(100)
Proceeds from sale of property, plant and equipment	5	10
Proceeds from sale of investment	-	21
Change in restricted cash	(85)	-
Proceeds from sale of marketable securities	19	25
Purchases of marketable securities	(4)	(24)
Acquisitions, net of cash acquired	(52)	-
Other, net	-	(4)
Cash Used for Investing Activities	(201)	(72)

Cash Flows From Financing Activities:
Net payments on revolving credit facilities	-	(66)
Payments of debt	(41)	(11)
Proceeds from borrowings of debt	99	3
Purchases of treasury shares	(1)	(4)
Dividends	(15)	(14)
Decrease in negative book cash balances	(73)	(13)
Stock options exercised and other, net	-	2
Cash Used for Financing Activities	(31)	(103)

Effect of Exchange Rate Change on Cash	5	2

Increase (Decrease) in Cash and Cash Equivalents	(84)	13
Cash and Cash Equivalents at Beginning of Period	250	42
Cash and Cash Equivalents at End of Period	$166	$55

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:  ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (“the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended September 27, 2008. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of December 27, 2008, and the results of operations and cash flows for the three months ended December 27, 2008, and December 29, 2007. Results of operations and cash flows for the three months ended December 27, 2008, and December 29, 2007, are not necessarily indicative of results to be expected for the full year.

CONSOLIDATION

The consolidated financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries for which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity under Financial Accounting Standards Board (FASB) Interpretation No. 46R “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R). Effective June 30, 2008, we began consolidating Dynamic Fuels since we are the primary beneficiary as defined by FIN 46R.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. At the beginning of the first quarter fiscal 2009, we partially adopted SFAS No. 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities. FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarified the application of SFAS No. 157 in inactive markets, was issued in October 2008 and was effective with our adoption of SFAS No. 157. As of the beginning of the first quarter fiscal 2009, we have applied the provisions of SFAS No. 157 to our financial instruments and the impact was not material. Under FSP 157-2, we will be required to apply SFAS No. 157 to our nonfinancial assets and liabilities at the beginning of fiscal 2010. We are currently reviewing the applicability of SFAS No. 157 to our nonfinancial assets and liabilities, as well as the potential impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities, firm commitments, and nonfinancial warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. When adopted at the beginning of the first quarter fiscal 2009, we did not elect the fair value option under SFAS No. 159 and, therefore, there was no impact to our consolidated financial statements.

In April 2007, the FASB issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1), which requires entities that offset the fair value amounts recognized for derivative receivables and payables to also offset the fair value amounts recognized for the right to reclaim cash collateral with the same counterparty under a master netting agreement. We applied the provisions of FIN 39-1 to our consolidated condensed financial statements beginning in the first quarter of fiscal 2009. We did not restate the prior periods as the impact was not material.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 2: ACQUISITIONS

In October 2008, we acquired three vertically integrated poultry companies in southern Brazil, which included Macedo Agroindustrial, Avicola Itaiopolis and Frangobras. The aggregate purchase price was $71 million, which included $19 million of mandatory deferred payments to be made through 2011. In addition, we have $13 million of contingent purchase price based on production volumes payable through fiscal 2010. The preliminary purchase price includes $17 million allocated to Goodwill and $12 million allocated to Intangible Assets. Combined, we expect these companies will have sales of approximately $100 million in fiscal 2009.

NOTE 3: DISCONTINUED OPERATION

On June 25, 2008, we executed a letter of intent with XL Foods Inc. to sell the beef processing, cattle feed yard and fertilizer assets of Lakeside for $87 million. Lakeside was part of our Beef segment. Total working capital at closing is expected to be approximately $112 million. XL Foods will pay an additional amount for certain working capital items, including cattle inventory, fertilizer inventory and packaging assets. We will retain the remaining working capital items, including finished product inventory, accounts receivable and accounts payable. Once the transaction is complete, we expect retained working capital, including inventory, at Lakeside will be liquidated and settled over a five-month period. This transaction is denominated in Canadian Dollars, thus conversion at the closing date to US Dollars could result in amounts in US Dollars different than described above.

We estimate approximately $60 million of Beef segment goodwill relates to Lakeside. In addition, at December 27, 2008, we had $42 million of currency translation adjustment gain in accumulated comprehensive income related to the Lakeside Canadian dollar translation.

The transaction remains subject to government approvals and execution of a definitive agreement between Tyson and XL Foods. Subject to receipt of such approvals, we anticipate being ready to complete the sale during the second quarter fiscal 2009 and are reporting the Lakeside results as a discontinued operation.

The following is a summary of Lakeside’s operating results (in millions):

	Three Months Ended
	December 27, 2008	December 29, 2007
Sales	$251	$290
Pretax income (loss)	10	(10)

The carrying amounts of Lakeside’s assets held for sale include the following (in millions):

	December 27, 2008	September 27, 2008
Assets of discontinued operation held for sale:
Inventories	$60	$82
Net property, plant and equipment	65	77
Total assets of discontinued operation held for sale	$125	$159

NOTE 4: DISPOSITIONS AND OTHER CHARGES

In the first quarter of fiscal 2008, we recorded an $18 million non-operating gain as the result of a private equity firm’s purchase of a technology company in which we held a minority interest. This gain was recorded in Other Income in the Consolidated Condensed Statements of Operations.

In the first quarter of fiscal 2008, management approved plans for implementation of certain recommendations resulting from the previously announced FAST initiative, which was focused on process improvement and efficiency creation. As a result, in the first quarter of fiscal 2008, we recorded charges of $6 million related to employee termination benefits resulting from the termination of approximately 200 employees. Of these charges, approximately $2 million, $2 million, $1 million and $1 million were recorded in the Chicken, Beef, Pork and Prepared Foods segments’ Operating Income (Loss), respectively. These charges were recorded in Other Charges in the Consolidated Condensed Statements of Operations. As of December 27, 2008, all employee termination benefits had been paid. No material adjustments to the accrual are anticipated.

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

We had derivative related balances of $32 million and $29 million recorded in other current assets at December 27, 2008, and September 27, 2008, respectively, and $14 million and $45 million in other current liabilities at December 27, 2008, and September 27, 2008, respectively.

Cash flow hedges: Derivative products, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to commodities procurement. We do not purchase derivative products related to grain procurement in excess of our physical grain consumption requirements. Related to our grain hedges, there were $20 million of net losses recorded in accumulated other comprehensive income at December 27, 2008. These losses will be recognized within the next 12 months. Of these losses, the portion resulting from our open hedge positions was a net loss of $4 million as of December 27, 2008. Ineffectiveness related to our cash flow hedges was not significant during the three months ended December 27, 2008, and December 29, 2007.

Fair value hedges: We designate certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in fair value of the hedged asset or liability attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current period earnings. Ineffectiveness results when the change in the fair value of the hedge instrument differs from the change in fair value of the hedged item. Ineffectiveness related to fair value hedges was not significant during the three months ended December 27, 2008, and December 29, 2007.

Undesignated positions: We hold positions as part of our risk management activities, primarily futures and options for grains, energy and livestock, for which we do not apply hedge accounting, but instead mark these positions to fair value through earnings at each reporting date. We generally do not enter into undesignated positions beyond 18 months.

Related to grain and energy positions in the Chicken segment for which we did not apply hedge accounting, we recognized pretax net losses of $173 million and net gains of $31 million in cost of sales for the three months ended December 27, 2008, and December 29, 2007, respectively, which included an unrealized pretax loss on open mark-to-market futures positions of $46 million as of December 27, 2008. Included in these balances are grain positions we enter into to manage the risk of costs associated with forward sales to certain customers for which sales prices are determined under cost-plus arrangements. These unrealized positions, which do not qualify for hedge treatment, totaled losses of $69 million and $24 million at December 27, 2008, and September 27, 2008, respectively. When these positions are liquidated, we expect any realized gains or losses will be reflected in the prices of the poultry products sold. Since these derivative positions do not qualify for hedge treatment, they initially create volatility in our income statement associated with mark-to-market changes. However, once the positions are liquidated and included in the sales price to the customer, there is ultimately no income statement impact as any previous mark-to-market gains or losses are included in the prices of the poultry products.

We enter into certain forward sales of boxed beef and boxed pork and forward purchases of cattle and hogs at fixed prices. The fixed price sales contracts lock in the proceeds from a sale in the future and the fixed cattle and hog purchases lock in the cost. However, the cost of the livestock and the related boxed beef and boxed pork market prices at the time of the sale or purchase could vary from this fixed price. As we enter into fixed forward sales of boxed beef and boxed pork and forward purchases of cattle and hogs, we also enter into the appropriate number of livestock futures positions to mitigate a portion of this risk. Changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date, even though the economic impact of our fixed prices being above or below the market price is only realized at the time of sale or purchase. In connection with these livestock futures, we recorded realized and unrealized net gains of $11 million for the three months ended December 27, 2008, which included an unrealized pretax loss on open mark-to-market futures positions of approximately $13 million as of December 27, 2008. We recorded realized and unrealized net gains of $25 million for the three months ended December 29, 2007, related to livestock futures positions.

NOTE 6:  INVENTORIES

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

	December 27, 2008	September 27, 2008
Processed products:
Weighted-average method - chicken and prepared foods	$864	$920
First-in, first-out method - beef and pork	457	571
Livestock - first-in, first-out method	578	701
Supplies and other - weighted-average method	334	346
Total inventory, net	$2,233	$2,538

In the first quarter of fiscal 2009, we recorded a $20 million non-cash inventory adjustment for a lower-of-cost-or-market valuation allowance related to our chicken inventory. This loss was recorded in Cost of Sales in the Consolidated Condensed Statements of Operations. We expect this allowance will be realized in the second quarter of fiscal 2009.

NOTE 7:  PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	December 27, 2008	September 27, 2008
Land	$95	$89
Buildings and leasehold improvements	2,448	2,440
Machinery and equipment	4,472	4,382
Land improvements and other	214	210
Buildings and equipment under construction	313	352
	7,542	7,473
Less accumulated depreciation	4,018	3,954
Net property, plant and equipment	$3,524	$3,519

NOTE 8:  OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	December 27, 2008	September 27, 2008
Accrued salaries, wages and benefits	$199	$259
Self-insurance reserves	228	236
Other	320	383
Total other current liabilities	$747	$878

NOTE 9:  COMMITMENTS

We guarantee debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to nine years, and the maximum potential amount of future payments as of December 27, 2008, was $53 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The terms of the lease maturities cover periods up to seven years. The maximum potential amount of the residual value guarantees is $57 million, of which $21 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At December 27, 2008, and September 27, 2008, no material liabilities for guarantees were recorded.

NOTE 10:  LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	Maturity	December 27, 2008	September 27, 2008

Revolving credit facility	2010	$-	$-
Accounts receivable securitization facility	2009, 2010	-	-
Senior notes (rates ranging from 7.00% to 8.25%)	2010–2028	2,401	2,400
3.25% Convertible senior notes	2013	458	458
Gulf Opportunity Zone tax-exempt bonds (1.30%
effective rate at 12/27/08)	2033	100	-
Other	Various	55	38
Total debt		3,014	2,896
Less current debt		17	8
Total long-term debt		$2,997	$2,888

Revolving Credit Facilities

We have a revolving credit facility totaling $1.0 billion that supports short-term funding needs and letters of credit. The facility expires in September 2010. At December 27, 2008, we had outstanding letters of credit totaling approximately $385 million, none of which were drawn upon, issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds. The amount available for borrowings under this facility as of December 27, 2008, was $615 million. We have agreed to pledge substantially all assets of our material domestic subsidiaries as collateral under this facility.

Accounts Receivable Securitization Facility

With an amendment effective December 17, 2008, it allows us to sell up to $600 million of trade receivables, consisting of $375 million expiring in August 2009 and a $225 million 364-day facility with an additional one-year option, which commits funding through August 2010. At December 27, 2008, our eligible receivables allowed us access to $476 million borrowing capacity.

Gulf Opportunity Zone Tax-Exempt Bonds

In October 2008, Dynamic Fuels received $100 million in Gulf Opportunity Zone tax-exempt bonds made available by the Federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033, and had an initial interest rate of 1.3%. In November 2008, we entered into an interest rate swap related to these bonds to mitigate our interest rate risk on a portion of the bonds for five years. We issued a letter of credit as a guarantee for the entire bond issuance. The proceeds from the bond issuance can only be used towards the construction of the facility. Accordingly, the unused proceeds are recorded in Restricted Cash in the Consolidated Condensed Balance Sheets. We expect the unused proceeds will be used fully during calendar 2009.

Credit Ratings

On September 4, 2008, Standard & Poor’s downgraded the credit rating applicable to the senior notes due April 1, 2016 (2016 Notes) from “BBB-” to “BB.” This downgrade increased the interest rate on the 2016 Notes from 6.85% to 7.35%, effective beginning with the six month interest payment due October 1, 2008.

On November 13, 2008, Moody’s Investor Services, Inc. downgraded the credit rating from “Ba1” to “Ba3.” This downgrade increased the interest rate on the 2016 Notes from 7.35% to 7.85%, effective beginning with the six month interest payment due April 1, 2009.

Debt Covenants

Our debt agreements contain various covenants, the most restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. Effective December 17, 2008, we amended our revolving credit facility agreement to temporarily provide less restrictive leverage and interest coverage ratios, which took effect in first quarter of fiscal 2009. We were in compliance with all covenants at December 27, 2008.

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

Condensed Consolidating Statement of Operations for the three months ended December 27, 2008					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$2	$3,614	$3,106	$(201)	$6,521
Cost of Sales	277	3,519	2,908	(201)	6,503
	(275)	95	198	-	18
Operating Expenses:
Selling, general and administrative	29	53	134	-	216
Other charges	-	-	-	-	-
Operating Income (Loss)	(304)	42	64	-	(198)

Other (Income) Expense:
Interest expense, net	53	4	2	-	59
Other, net	1	-	17	-	18
Equity in net earnings of subsidiaries	(31)	13	-	18	-
	23	17	19	18	77

Income (Loss) from Continuing Operations
before Income Taxes and Minority Interest	(327)	25	45	(18)	(275)
Income Tax Expense (Benefit)	(202)	21	26	-	(155)
Income (Loss) from Continuing Operations
before Minority Interest	(125)	4	19	(18)	(120)
Minority Interest	-	-	(2)	-	(2)
Income (Loss) from Continuing Operations	(125)	4	21	(18)	(118)
Income (Loss) from Discontinued Operation	13	8	(15)	-	6
Net Income (Loss)	$(112)	$12	$6	$(18)	$(112)

Condensed Consolidating Statement of Income for the three months ended December 29, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$12	$3,797	$2,876	$(209)	$6,476
Cost of Sales	(5)	3,751	2,624	(209)	6,161
	17	46	252	-	315
Operating Expenses:
Selling, general and administrative	25	45	145	-	215
Other charges	1	1	4	-	6
Operating Income (Loss)	(9)	-	103	-	94

Other (Income) Expense:
Interest expense, net	48	5	(2)	-	51
Other, net	(13)	(5)	(1)	-	(19)
Equity in net earnings of subsidiaries	(63)	(19)	-	82	-
	(28)	(19)	(3)	82	32

Income from Continuing Operations
before Income Taxes	19	19	106	(82)	62
Income Tax Expense (Benefit)	(15)	-	36	-	21
Income from Continuing Operations	34	19	70	(82)	41
Loss from Discontinued Operation	-	-	(7)	-	(7)
Net Income	$34	$19	$63	$(82)	$34

Condensed Consolidating Balance Sheet as of December 27, 2008					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$138	$-	$28	$-	$166
Accounts receivable, net	-	914	1,369	(1,177)	1,106
Inventories, net	1	540	1,692	-	2,233
Other current assets	193	47	87	(60)	267
Assets of discontinued operation held for sale	-	-	125	-	125
Total Current Assets	332	1,501	3,301	(1,237)	3,897
Restricted cash	-	-	85	-	85
Net Property, Plant and Equipment	41	947	2,536	-	3,524
Goodwill	-	1,502	1,018	-	2,520
Intangible Assets	-	46	106	-	152
Other Assets	288	74	144	(200)	306
Investment in subsidiaries	8,622	961	-	(9,583)	-
Total Assets	$9,283	$5,031	$7,190	$(11,020)	$10,484
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$3	$-	$14	$-	$17
Trade accounts payable	112	446	536	-	1,094
Other current liabilities	1,399	116	469	(1,237)	747
Total Current Liabilities	1,514	562	1,019	(1,237)	1,858
Long-Term Debt	2,630	250	117	-	2,997
Deferred Income Taxes	-	204	267	(200)	271
Other Liabilities	345	103	116	-	564
Shareholders’ Equity	4,794	3,912	5,671	(9,583)	4,794
Total Liabilities and Shareholders’ Equity	$9,283	$5,031	$7,190	$(11,020)	$10,484

Condensed Consolidating Balance Sheet as of September 27, 2008					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$140	$-	$110	$-	$250
Accounts receivable, net	1	726	1,353	(809)	1,271
Inventories, net	1	724	1,813	-	2,538
Other current assets	261	46	76	(240)	143
Assets of discontinued operation held for sale	-	-	159	-	159
Total Current Assets	403	1,496	3,511	(1,049)	4,361
Net Property, Plant and Equipment	43	960	2,516	-	3,519
Goodwill	-	1,502	1,009	-	2,511
Intangible Assets	-	47	81	-	128
Other Assets	147	91	159	(66)	331
Investment in subsidiaries	8,593	1,000	-	(9,593)	-
Total Assets	$9,186	$5,096	$7,276	$(10,708)	$10,850
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$8	$-	$-	$-	$8
Trade accounts payable	108	486	623	-	1,217
Other current liabilities	1,090	272	565	(1,049)	878
Total Current Liabilities	1,206	758	1,188	(1,049)	2,103
Long-Term Debt	2,632	249	7	-	2,888
Deferred Income Taxes	-	50	307	(66)	291
Other Liabilities	334	105	115	-	554
Shareholders’ Equity	5,014	3,934	5,659	(9,593)	5,014
Total Liabilities and Shareholders’ Equity	$9,186	$5,096	$7,276	$(10,708)	$10,850

Condensed Consolidating Statement of Cash Flows for the three months ended December 27, 2008					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(225)	$236	$132	$-	$143
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	(17)	(67)	-	(84)
Change in restricted cash	-	-	(85)	-	(85)
Proceeds from sale of marketable securities, net	-	-	15	-	15
Acquisitions, net of cash acquired	-	-	(52)	-	(52)
Other, net	-	-	5	-	5
Cash Provided by (Used for) Investing Activities	-	(17)	(184)	-	(201)
Cash Flows From Financing Activities:
Net change in debt	(6)	-	64	-	58
Purchase of treasury shares	(1)	-	-	-	(1)
Dividends	(15)	-	-	-	(15)
Stock options exercised and other, net	(42)	(29)	(2)	-	(73)
Net change in intercompany balances	287	(190)	(97)	-	-
Cash Provided by (Used for) Financing Activities	223	(219)	(35)	-	(31)
Effect of Exchange Rate Change on Cash	-	-	5	-	5
Increase in Cash and Cash Equivalents	(2)	-	82	-	(84)
Cash and Cash Equivalents at Beginning of Period	140	-	110	-	250
Cash and Cash Equivalents at End of Period	$138	$-	$28	$-	$166

Condensed Consolidating Statement of Cash Flows for the three months ended December 29, 2007					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(19)	$29	$176	$-	$186
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	(27)	(73)	-	(100)
Proceeds from sale of investment	14	7	-	-	21
Proceeds from sale of marketable securities, net	-	-	1	-	1
Other, net	(9)	10	5	-	6
Cash Provided by (Used for) Investing Activities	5	(10)	(67)	-	(72)
Cash Flows From Financing Activities:
Net change in debt	(70)	(5)	1	-	(74)
Purchase of treasury shares	(4)	-	-	-	(4)
Dividends	(14)	-	-	-	(14)
Stock options exercised and other, net	-	(11)	-	-	(11)
Net change in intercompany balances	103	(3)	(100)	-	-
Cash Provided by (Used for) Financing Activities	15	(19)	(99)	-	(103)
Effect of Exchange Rate Change on Cash	-	-	2	-	2
Increase in Cash and Cash Equivalents	1	-	12	-	13
Cash and Cash Equivalents at Beginning of Period	3	-	39	-	42
Cash and Cash Equivalents at End of Period	$4	$-	$51	$-	$55

NOTE 11: FAIR VALUE MEASUREMENTS

As described in Note 1: Accounting Policies, we adopted SFAS No. 157, subject to the deferral provisions of FSP No. 157-2, at the beginning of the first quarter fiscal 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

Level 1 — Unadjusted quoted prices available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets in non-active markets;
●	Inputs other than quoted prices that are observable for the asset or liability; and
●	Inputs derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities accounted for at fair value on a recurring basis at December 27, 2008, according to the valuation techniques we used to determine their fair values (in millions):

	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$-	$106	$-	$(74)	$32
Foreign Exchange Forward Contracts	-	1	-	(1)	-
Debt Securities	-	35	47	-	82
Deferred Compensation Assets	3	68	-	-	71
Stock Warrants	-	5	-	-	5
Total Assets	$3	$215	$47	$(75)	$190

Liabilities:
Commodity Derivatives	$-	$83	$-	$(74)	$9
Foreign Exchange Forward Contracts	-	3	-	(1)	2
Interest Rate Swaps	-	3	-	-	3
Total Liabilities	$-	$89	$-	$(75)	$14

(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral in accordance with FIN 39-1, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At December 27, 2008, we had posted $87 million of cash collateral and held $43 million of cash collateral with various counterparties.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

Debt
Securities
Balance at September 27, 2008	$54
Total realized and unrealized gains (losses):
Included in earnings	-
Included in other comprehensive income (loss)	(5)
Purchases, issuances and settlements, net	(2)
Balance at December 27, 2008	$47
Total gains (losses) for the three-month period included in earnings attributable to the change in unrealized gains (losses) relating to
assets and liabilities still held as of December 27, 2008	$-

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Commodity Derivative Assets and Liabilities: Our commodity derivatives primarily include exchange-traded and over-the-counter contracts which are further described in Note 5: Financial Instruments. We record these derivatives at fair value using quoted market prices adjusted for credit and nonperformance risk and internal models that use as their basis readily observable market inputs including current and forward market prices for commodities. We classify these instruments in Level 2 as quoted market prices can be corroborated utilizing observable current and forward commodity market prices on active exchanges. Our commodity derivative assets (liabilities) are included in Other Current Assets (Liabilities) in the Consolidated Condensed Balance Sheets.

Foreign Exchange Forward Contracts: Our foreign exchange forward contracts include qualified and non-qualified hedges as well as net investment hedges. We record all of these contracts at fair value based on quoted prices and spot and forward currency prices adjusted for credit and non-performance risk. We classify all forward currency forward contracts in Level 2 as quoted prices can be corroborated based on observable market transactions of spot currency rates and forward currency prices. Unrealized gains (losses) related to our qualified foreign currency forward contracts, as well as realized and unrealized gains (losses) related to our net investment contracts, are recorded in other comprehensive income. Realized gains (losses) related to our qualified contracts and realized and unrealized gains (losses) related to our non-qualified contracts are recorded in earnings.

Debt Securities: Our investments in marketable debt securities are classified as available-for-sale and are included in Other Assets in the Consolidated Condensed Balance Sheets. These investments, which have maturities ranging up to 48 years, are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. We classify our investments in U.S. government and agency debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, mortgage-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into proprietary valuation models, including estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in other comprehensive income until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. If losses are determined to be other than temporary, the loss would be recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For the three month periods ending December 27, 2008, and December 29, 2007, we did not recognize any other than temporary impairments.

Deferred Compensation Assets: We maintain two non-qualified deferred compensation plans for certain executives and other highly compensated employees. Investments are maintained within a trust and include money market, mutual funds and company-owned life insurance policies. We invest the cash surrender value of the company-owned life insurance policies primarily in mutual funds. The investments are recorded at fair value based on quoted market prices adjusted for credit and non-performance risk and are included in Other Assets in the Consolidated Condensed Balance Sheets. We classify the investments which have observable market prices in active markets in Level 1 as these are generally publicly-traded mutual funds. The remaining deferred compensation assets are classified in Level 2, as fair value can be corroborated based on observable market data. Realized and unrealized gains (losses) on deferred compensation are included in earnings.

Stock Warrants: In October 2008, we received eight million warrants to purchase an equivalent amount of Syntroleum Corporation common stock for one cent each in return for our entering into a letter of credit to guarantee all of the Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds (see Note 10: Long-Term Debt) including Syntroleum Corporation’s 50 percent ownership portion. These warrants are classified as available-for-sale and expire in October 2012. We record the warrants in Other Assets in the Consolidated Condensed Balance Sheets at fair value based on quoted market prices. We classify the warrants as Level 2 as fair value can be corroborated based on observable market data. Unrealized gains (losses), net of tax, are recorded in other comprehensive income. Realized gains or losses on the sale of the securities and declines in value judged to be other than temporary would be recorded in earnings.

Interest Rate Swaps: Our interest rate swap agreement is treated as a non-qualified hedge and is recorded at fair value based on quoted LIBOR swap rates adjusted for credit and non-performance risk. We classify our interest rate swap in Level 2, as quoted LIBOR swaps can be corroborated based on observable benchmark market rates at commonly quoted intervals over the full term of the swaps. Realized and unrealized gains (losses) are recorded as a component of interest expense.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended December 27, 2008, we had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 1: Accounting Policies, the aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 related to nonfinancial assets and liabilities measured at fair value, but recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. We are currently reviewing the applicability of SFAS No. 157 to our nonfinancial assets and liabilities as well as the potential impact on our consolidated financial statements.

NOTE 12:  CONTINGENCIES

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

In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including us, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of our processing facilities. On May 9, 2002, the DOL filed a civil complaint styled Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. against us in the U.S. District Court for the Northern District of Alabama. The plaintiffs allege in the complaint that we violated the overtime provisions of the federal Fair Labor Standards Act ("FLSA") at our chicken-processing facility in Blountsville, Alabama. The complaint does not contain a definite statement of what acts constituted alleged violations of the statute, although the Secretary of Labor indicated in discovery the case seeks to require us to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor seeks unspecified back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint, and an additional amount in unspecified liquidated damages and an injunction against future violations at that facility and all other chicken processing facilities we operate. The District Court granted the Company’s motion for partial summary judgment in part, ruling that the second meal period is appropriately characterized as non-compensable, and reserving the remaining issues for trial. The trial is presently set for February 2, 2009.

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

In addition to Fox and DeAsencio, additional private lawsuits were filed against us since the beginning of fiscal 2007 which allege we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the FLSA. These lawsuits are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S. Dist. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E. Dist. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W. Dist. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, March 5, 2007); and Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, May 23, 2007). Similar to Fox and DeAsencio, each of these matters involves allegations employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation. The motion for transfer was granted on August 17, 2007. The cases listed above and five other cases subsequently filed involving the same allegations, Armstrong, et al. v. Tyson Foods, Inc. (W. Dist. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E. Dist. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E. Dist. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W. Dist. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W. Dist. North Carolina, February 6, 2008), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (“MDL Proceedings”). On January 2, 2008, the Judge in the MDL Proceedings issued a Joint Scheduling and Case Management Order. The Order granted Conditional Class Certification and called for notice to be given to potential putative class members via a third party administrator. The potential class members had until April 18, 2008, to “opt–in” to the class. Approximately 13,800 employees and former employees filed their consents to “opt-in” to the class. The parties are conducting discovery at eight of our facilities and our corporate headquarters in Springdale, Arkansas, through May 18, 2008. Discovery may be conducted at additional facilities in the future. On October 15, 2008, the Judge in the MDL Proceedings denied the plaintiffs’ motion for equitable tolling, which reduces the time period for which the plaintiffs may seek damages. However, in addition to the consents already obtained, the Court allowed plaintiffs to obtain corrected and reaffirmed opt-in consents that were previously filed as part of the Fox action. The deadline for filing these consents was December 31, 2008, and according to the third party administrator, approximately 4,000 reaffirmed consents were filed, some or all of which may be in addition to the approximately 13,800 consents filed previously.

We have pending ten separate wage and hour actions involving TFM’s plants located in Lexington, Nebraska (Lopez, et al. v. Tyson Foods, Inc., District of Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., District of Kansas, May 15, 2006), Storm Lake, Iowa (Sharp, et al. v. Tyson Foods, Inc., (N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Robinson, et al. v. Tyson Foods, Inc., d/b/a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007) , Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., District of Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., District of Nebraska, February 29, 2008), Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Council Bluffs, Iowa (Salazar, et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, April 29, 2008; and Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008); and Goodlettsville, Tennessee (Cunningham v. Tyson Fresh Meats, Inc., M.D. Tennessee, May 22, 2008). A similar wage and hour action involving TFM's Goodlettsville, Tennessee plant (Cunningham v. Tyson Fresh Meats, Inc., M.D. Tennessee, May 22, 2008), was settled. The pending ten actions allege TFM failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the FLSA and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. TFM filed a motion for partial summary judgment in Garcia, based upon an injunction entered in Reich v. IBP, which outlined the types of activities at issue here that are compensable. The District Court of Kansas denied the motion, and TFM appealed to the Tenth Circuit Court of Appeals, arguing that the District Court’s ruling had the effect of improperly modifying the injunction. On July 23, 2008, Tyson filed a motion to transfer the pending actions to the District of Kansas for consolidated pretrial proceedings. On October 9, 2008, the motion to transfer was denied by the Judicial Panel on Multidistrict Litigation. The effect of this order was that the stays previously entered in the individual actions were lifted and each case has resumed and is proceeding in its original jurisdiction.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and six other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts a number of state and federal causes of action including, but not limited to, counts under Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and state-law public nuisance theories. The amended complaint asserts that defendants and certain contract growers who are not named in the complaint polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed ("IRW") through the land application of poultry litter. Oklahoma asserts that this alleged pollution has also caused extensive injury to the environment (including soils and sediments) of the IRW and that the defendants have been unjustly enriched. Oklahoma's claims cover the entire IRW, which encompasses more than one million acres of land and the natural resources (including lakes and waterways) contained therein. Oklahoma seeks wide-ranging relief, including injunctive relief, compensatory damages in excess of $800 million, an unspecified amount in punitive damages and attorneys' fees. We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the amended complaint. The district court has stayed proceedings on the third party complaint pending resolution of Oklahoma's claims against the defendants. On November 14, 2007, Oklahoma filed a motion under RCRA requesting a preliminary injunction to halt the land application of poultry litter in the IRW. Oklahoma's motion for a preliminary injunction asserted that bacteria from poultry litter are causing an imminent and substantial endangerment to human health and the environment throughout the IRW. A multi-week evidentiary hearing on the preliminary injunction was completed on March 6, 2008. On September 29, 2008, the court entered an order denying the preliminary injunction. On October 17, 2008, Oklahoma filed a notice of appeal of the district court’s denial of the preliminary injunction in the United States Court of Appeals for the Tenth Circuit. Oral arguments in this appeal are scheduled for March 11, 2009. On October 31, 2008, the defendants filed a motion to dismiss for failure to join the Cherokee Nation as a required party or, in the alternative, for judgment as a matter of law based on the plaintiffs' lack of standing. Discovery in Oklahoma's case against defendants is ongoing. Trial is currently scheduled for September 2009.

NOTE 13: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for the pension and other postretirement benefit plans recognized in the Consolidated Condensed Statements of Operations were as follows (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	Dec. 27	Dec. 29	Dec. 27	Dec. 29	Dec. 27	Dec. 29
	2008	2007	2008	2007	2008	2007
Service cost	$-	$-	$1	$1	$-	$-
Interest cost	1	2	1	-	1	1
Expected return on plan assets	(2)	(2)	-	-	-	-
Net periodic benefit cost	$(1)	$-	$2	$1	$1	$1

NOTE 14: INCOME TAXES

The effective tax rate for continuing operations was 56.4% and 33.9% for the first quarter of fiscal years 2009 and 2008, respectively. The first quarter effective tax rate was computed based upon the estimated annual effective tax rate. The estimated annual rate anticipates full year pretax income, resulting in a variation in the customary relationship between the first quarter income tax benefit and the pretax loss. The effective rate for the first quarter of fiscal 2009 was impacted by such items as state income taxes, Domestic Production Deduction, general business credits, certain nondeductible and nontaxable items, and state and foreign valuation allowances.

At the beginning of fiscal 2009, our unrecognized tax benefits were $220 million, and the amount of unrecognized tax benefits, if recognized, that would affect our effective tax rate was $73 million. There was no material change during the first quarter of fiscal 2009 related to these amounts.

We classify interest and penalties on unrecognized tax benefits as income tax expense. At the beginning of fiscal 2009, before tax benefits, we had $67 million of accrued interest and penalties on unrecognized tax benefits. There was no material change during the first quarter of fiscal 2009.

As of the beginning of fiscal 2009, we are subject to income tax examinations for U.S. federal income taxes for fiscal years 1998 through 2007, and for foreign, state and local income taxes for fiscal years 2001 through 2007. Within the next twelve months, tax audit resolutions could potentially reduce unrecognized tax benefits by approximately $30 million, either because tax positions are sustained on audit or because we agree to their disallowance.

NOTE 15:  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended
	December 27, 2008	December 29, 2007

Numerator:
Income (loss) from continuing operations	$(118)	$41
Less Dividends:
Class A ($0.040/share)	12	11
Class B ($0.036/share)	3	3
Undistributed earnings (losses)	$(133)	$27

Class A undistributed earnings (losses)	(110)	22
Class B undistributed earnings (losses)	(23)	5
Total undistributed earnings (losses)	$(133)	$27

Denominator:
Denominator for basic earnings (loss) per share:
Class A weighted average shares	303	279
Class B weighted average shares, and shares under
if-converted method for diluted earnings per share	70	70
Effect of dilutive securities:
Stock options and restricted stock	-	6
Denominator for diluted earnings (loss) per share – adjusted
weighted average shares and assumed conversions	373	355

Earnings (Loss) Per Share from Continuing Operations:
Class A Basic	$(0.32)	$0.12
Class B Basic	$(0.29)	$0.11
Diluted	$(0.32)	$0.12
Net Earnings (Loss) Per Share:
Class A Basic	$(0.30)	$0.10
Class B Basic	$(0.27)	$0.09
Diluted	$(0.30)	$0.10

Approximately 24 million and 10 million of our option shares were antidilutive at December 27, 2008, and December 29, 2007, respectively, and were not included in the dilutive earnings per share calculation.

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

NOTE 16:  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	December 27, 2008	December 29, 2007
Net income (loss)	$(112)	$34
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(77)	5
Postretirement benefits reserves adjustments	(5)	(1)
Unrealized loss on investments	(3)	-
Unrealized loss on stock warrants	(4)	-
Net hedging unrealized gain (loss)	(19)	7
Net hedging unrealized (gain) loss reclassified to cost of sales	9	(1)
Total comprehensive income (loss)	$(211)	$44

The related tax effects allocated to the components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	December 27, 2008	December 29, 2007
Income tax expense (benefit):
Postretirement benefits reserves adjustments	$5	$1
Unrealized loss on investments	(1)	-
Net hedging unrealized gain (loss)	(13)	4
Net hedging unrealized (gain) loss reclassified to cost of sales	6	-
Total income tax expense (benefit)	$(3)	$5

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

Information on segments and a reconciliation to income from continuing operations before income taxes and minority interest are as follows, (in millions):

	Three Months Ended
	December 27, 2008	December 29, 2007
Sales:
Chicken	$2,234	$2,102
Beef	2,663	2,861
Pork	878	836
Prepared Foods	746	677
Total Sales	$6,521	$6,476

Operating Income (Loss):
Chicken	$(286)	$48
Beef	-	(68)
Pork	55	79
Prepared Foods	35	35
Other	(2)	-
Total Operating Income (Loss)	(198)	94

Other Expense	77	32

Income (Loss) from Continuing Operations before
Income Taxes and Minority Interest	$(275)	$62

The Beef segment had sales of $35 million and $28 million in the first quarter of fiscal years 2009 and 2008, respectively, from transactions with other operating segments. The Pork segment had sales of $125 million and $121 million in the first quarter of fiscal years 2009 and 2008, respectively, from transactions with other operating segments. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Description of the Company

We are the world’s largest meat company and the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. We produce, distribute and market chicken, beef, pork, prepared foods and related allied products. Our operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors that influence our business are customer demand for our products; ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our chicken; beef and pork products; cost of live cattle and hogs, raw materials and grain and operating efficiencies of our facilities.

Overview
●

Chicken Segment – Operating loss incurred due largely to increased grain costs of $183 million, as compared to the same period last year. In addition, we had losses of $168 million from our commodity risk management activities related to grain purchases, as compared to gains of $29 million in the first quarter fiscal 2008.

●	Beef Segment – Operating margins were breakeven during the quarter, but improved over the first quarter of last year, despite a significant reduction in slaughter volumes.
●	Pork Segment – We achieved operating margins of $55 million, or 6.3%, even though sales volume was down as compared to the same period last year.
●	Prepared Foods Segment – Operating margins were $35 million, or 4.7%, driven by an increase in sales volume.
●	Acquisitions – In October 2008, we completed the acquisition of three vertically integrated poultry companies in southern Brazil.

in millions, except per share data	Three Months Ended
	December 27, 2008	December 29, 2007
Net income (loss)	$(112)	$34
Net income (loss) per diluted share	(0.30)	0.10

First quarter of fiscal 2009 – Net income (loss) included the following item:
●	$20 million non-cash inventory adjustment for a lower-of-cost-or-market valuation allowance. We expect this allowance will be realized in the second quarter of fiscal 2009.
First quarter of fiscal 2008 – Net income (loss) included the following items:
●	$18 million non-operating gain related to the sale of an investment.
●	$6 million of severance charges related to the FAST initiative.

Outlook

●

Chicken – In December 2008 after seeing a noticeable decline in our demand, we initiated a production cut of approximately 5%. We have seen an improvement in pricing, while our inputs costs have decreased. With the operational efficiencies we are making and as industry fundamentals are improving, we hope to return our Chicken segment to profitability later in fiscal 2009. By the end of the second quarter fiscal 2009, we should be through the majority of our long grain positions, with the exception of those related to our cost-plus customers.

●

Beef – While we may experience a reduction in our revenues due partially to reduced drop credits, we expect to generate our margins through the lower live cattle costs and managing other costs. We expect an adequate supply of fed cattle. We are optimistic about our international demand’s recovery, while domestic demand will largely depend on the overall economy.

●	Pork – We expect fewer hogs will be available in fiscal 2009 as compared to fiscal 2008, but should still have adequate supplies to maintain strong margins throughout the year.
●

Prepared Foods – We expect the increased demand for our products will carry forward from our first quarter; however, we expect raw material costs will increase throughout the year, which we expect to recover through pricing.

Summary of Results – Continuing Operations

Sales

in millions	Three Months Ended
	December 27, 2008	December 29, 2007
Sales	$6,521	$6,476
Change in average sales price	3.5%
Change in sales volume	(2.7)%
Sales growth	0.7%

●

The sales growth was largely due to improved average sales prices, which accounted for an increase of approximately $286 million. While all segments had an increase in average sales prices, the majority of the increase was in the Beef and Pork segments.

●

Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of approximately $241 million. The decrease resulted from reduced Beef and Pork sales volume. This was partially offset by an increase in Chicken sales volume, primarily driven by an increase from our foreign operations.

Cost of Sales

in millions	Three Months Ended
	December 27, 2008	December 29, 2007
Cost of sales	$6,503	$6,161
Gross margin	$18	$315
Cost of sales as a percentage of sales	99.7%	95.1%

●	Cost of sales increased $342 million. Cost per pound contributed to a $570 million increase, offset partially by a decrease in sales volume reducing cost of sales $228 million.
●

Increase due to net losses of $168 million in the first quarter of fiscal 2009, as compared to net gains of $29 million in the first quarter of fiscal 2008, from our commodity risk management activities related to grain purchases, which exclude the impact from related physical purchase transactions that will impact future period operating results.

	●	Increase in grain costs of $183 million.
	●	Increase in average live hog costs of approximately $55 million.
	●	Increase of Prepared Foods raw material costs of approximately $34 million.
●

Decrease in sales volume largely due to reduced volume in the Beef and Pork segments. This was partially offset by an increase in Chicken sales volume, primarily driven by an increase from our foreign operations.

Selling, General and Administrative

in millions	Three Months Ended
	December 27, 2008	December 29, 2007
Selling, general and administrative expenses	$216	$215
As a percentage of sales	3.3%	3.3%

●	Increase of $12 million related to negative investment returns on company-owned life insurance.
●	Decrease of $10 million related to advertising and sales promotions.

Other Charges

in millions	Three Months Ended
	December 27, 2008	December 29, 2007
	$-	$6

●	First quarter of fiscal 2008 – Included $6 million of severance charges related to the FAST initiative.

Interest Expense

in millions	Three Months Ended
	December 27, 2008	December 29, 2007
Interest expense	$63	$53
Average borrowing rate	7.0%	7.3%
Change in average weekly debt	14.2%

●	First quarter of fiscal 2009 – Included $5 million of expense related to our interest rate swap and financing costs associated with our December 17, 2008, credit agreement amendments.

Other Expense (Income), net

in millions	Three Months Ended
	December 27, 2008	December 29, 2007
Other expense (income), net	$18	$(19)

●	First quarter of fiscal 2009 – Included $19 million in foreign currency exchange loss.
●	First quarter of fiscal 2008 – Included $18 million non-operating gain related to the sale of an investment.

Effective Tax Rate

	Three Months Ended
	December 27, 2008	December 29, 2007
Effective tax rate	56.4%	33.9%

●	First quarter of fiscal 2009 effective tax rate was impacted by -
	●	the Domestic Production Deduction;
	●	general business credits;
	●	amounts relating to company-owned life insurance and certain other nondeductible expense items; and
	●	state and foreign valuation allowances.
●	First quarter of fiscal 2008 effective tax rate was impacted by -
	●	general business credits;
	●	certain nontaxable income items;
	●	certain nondeductible expense items; and
	●	the composition of income and loss between domestic and foreign operations.

Segment Results

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and segment profit (loss), which we measure at the operating income (loss) level. Segment results exclude the results of our discontinued operation, Lakeside.

in millions	Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Chicken	$2,234	$2,102	$(286)	$48
Beef	2,663	2,861	-	(68)
Pork	878	836	55	79
Prepared Foods	746	677	35	35
Other	-	-	(2)	-
Total	$6,521	$6,476	$(198)	$94

Chicken Segment Results

in millions	Three Months Ended
	December 27, 2008	December 29, 2007	Change
Sales	$2,234	$2,102	$132
Sales Volume Change			4.7%
Average Sales Price Change			1.5%

Operating Income (Loss)	$(286)	$48	$(334)
Operating Margin	(12.8)%	2.3%

●

Sales and Operating Income (Loss) – Sales and operating results were impacted positively by higher average sales prices and increased sales volume, primarily due to our foreign operations. Operating results were adversely impacted by an increase in grain costs of $183 million, as compared to the same period of fiscal 2008. We also had net losses of $168 million from our commodity risk management activities related to grain purchases, as compared to net gains of $29 million for the first quarter fiscal 2008. Operating results were also adversely impacted by an increase in net losses of $18 million from our commodity risk management activities related to energy purchases, as compared to the same period of fiscal 2008. These net losses exclude the impact from related physical purchase transactions, which will impact future period operating results. Operating results also included a non-cash inventory adjustment for a lower-of-cost-or-market valuation allowance of $20 million.

Beef Segment Results

in millions	Three Months Ended
	December 27, 2008	December 29, 2007	Change
Sales	$2,663	$2,861	$(198)
Sales Volume Change			(10.8)%
Average Sales Price Change			4.4%

Operating Income (Loss)	$-	$(68)	$68
Operating Margin	0.0%	(2.4)%

●

Sales and Operating Income (Loss) – Operating results were positively impacted by increased average sales prices and lower average live prices, partially offset by a decrease in sales volume. Operating results were positively impacted by net gains of $41 million from our commodity risk management activities related to forward futures contracts for live cattle as compared to the same period of fiscal 2008. This amount excludes the impact from related physical purchase and sale transactions, which will impact future period operating results.

Pork Segment Results

in millions	Three Months Ended
	December 27, 2008	December 29, 2007	Change
Sales	$878	$836	$42
Sales Volume Change			(4.9)%
Average Sales Price Change			10.3%

Operating Income	$55	$79	$(24)
Operating Margin	6.3%	9.4%

●

Sales and Operating Income – Operating results were impacted positively by increased average sales prices, offset by higher average live prices and decreased sales volume. Operating results were negatively impacted by a decrease in net gains of $20 million from our commodity risk management activities related to forward futures contracts for live hogs as compared to the same period of fiscal 2008. This amount excludes the impact from related physical purchase and sale transactions, which will impact future period operating results.

Prepared Foods Segment Results

in millions	Three Months Ended
	December 27, 2008	December 29, 2007	Change
Sales	$746	$677	$69
Sales Volume Change			3.7%
Average Sales Price Change			6.3%

Operating Income	$35	$35	$-
Operating Margin	4.7%	5.2%

●	Sales and Operating Income – Operating results were positively impacted by higher average sales prices and increased sales volumes, offset by higher raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs for working capital, capital expenditures and international growth are expected to be met with cash flows provided by operating activities, anticipated proceeds from the Lakeside sale, or short-term borrowings.

Cash Flows from Operating Activities

in millions	Three Months Ended
	December 27, 2008	December 29, 2007
Net income (loss)	$(112)	$34
Non-cash items in net income (loss):
Depreciation and amortization	118	127
Deferred taxes and other, net	(7)	(34)
Changes in working capital	144	59
Net cash provided by operating activities	$143	$186

Changes in working capital:
●

December 27, 2008 – Operating cash flows increased due to lower inventory and accounts receivables balances, partially offset by lower trade accounts payable, lower other current liabilities and higher other current assets.

●	December 29, 2007 – Operating cash flows increased due to higher trade accounts payable and lower accounts receivable balances, partially offset by lower other current liabilities.

Cash Flows from Investing Activities

in millions	Three Months Ended
	December 27, 2008	December 29, 2007
Additions to property, plant and equipment	$(84)	$(100)
Proceeds from sale of property, plant and equipment	5	10
Proceeds from sale of investment	-	21
Proceeds from sale of marketable securities, net	15	1
Acquisitions, net of cash acquired	(52)	-
Change in restricted cash	(85)	-
Other, net	-	(4)
Net cash used for investing activities	$(201)	$(72)

●	Expenditures for property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.
	●	Capital spending for fiscal 2009 is expected to be less than $500 million, which includes the following:
		●	approximately $275-$300 million on current core business capital spending;
		●	approximately $90-$110 million on post-acquisition capital spending related to our Brazil and China acquisitions; and
●

approximately $75-$80 million related to Dynamic Fuels LLC (Dynamic Fuels) facility. The cost to construct the facility is estimated to be $138 million, which will be funded by $100 million of Gulf Opportunity Zone tax-exempt bonds issued in October 2008, along with equity contributions made by Tyson and Syntroleum Corporation, most of which has already been made. Construction began in October 2008 and will continue through late 2009, with production targeted for early 2010.

●

In October 2008, we acquired three vertically integrated poultry companies in southern Brazil. The aggregate purchase price was $71 million, which included $19 million of mandatory deferred payments to be made through 2011. In addition, we have $13 million of contingent purchase price based on production volumes payable through fiscal 2010. Additionally, once the joint venture agreements with Shandong Xinchang Group in China receive the necessary government approvals, we expect to spend $110-$115 million to acquire a 60% ownership. We expect this to be finalized during fiscal 2009.

●

In October 2008, Dynamic Fuels received $100 million in Gulf Opportunity Zone tax-exempt bonds made available by the Federal government to the regions affected by Hurricanes Katrina and Rita in 2005. The cash received from these bonds is restricted and can only be used towards the construction of the Dynamic Fuels facility.

Cash Flows from Financing Activities

in millions	Three Months Ended
	December 27, 2008	December 29, 2007
Net payments on revolving credit facilities	$-	$(66)
Payments on debt	(41)	(11)
Proceeds from borrowings of debt	99	3
Purchases of treasury shares	(1)	(4)
Dividends	(15)	(14)
Decrease in negative book cash balances	(73)	(13)
Stock options exercised and other, net	-	2
Net cash used for financing activities	$(31)	$(103)

●	Net borrowings (payments) on revolving credit facilities primarily include activity related to the accounts receivable securitization facility.
●

In October 2008, Dynamic Fuels received $100 million in Gulf Opportunity Zone tax-exempt bonds made available by the Federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033, and had an initial interest rate of 1.3%.

Liquidity

in millions
			Outstanding
			Letters of
	Commitments	Facility	Credit (no	Amount	Amount
	Expiration Date	Amount	draw downs)	Borrowed	Available
Cash					$166

Revolving credit facility	September 2010	$1,000	$385	$-	$615
Accounts receivables securitization facility	Aug 2009, Aug 2010	600	-	-	476
Total liquidity					$1,257

●

The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

●

We amended our revolving credit facility, effective December 17, 2008, which included, among other items, an Enhanced Collateral Requirement clause. This clause stated that if the accounts receivable securitization facility continues to exist on designated dates (March 31, 2009; May 31, 2009; and July 31, 2009), we would be subject to a duration fee equal to $10 million, at each of those designated dates. Termination of the accounts receivable securitization facility would give the loan parties to the revolving credit facility first priority on our accounts receivable.

●

The accounts receivable securitization facility is with three co-purchasers. With an amendment effective December 17, 2008, it allows us to sell up to $600 million of trade receivables, consisting of $375 million expiring in August 2009 and a $225 million 364-day facility with an additional one-year option, which commits funding through August 2010. At December 27, 2008, our eligible receivables allowed us access to $476 million borrowing capacity.

●

Subject to receipt of applicable government approvals, we anticipate being ready to complete the sale of Lakeside during the second quarter fiscal 2009, with plans to use available proceeds to pay down debt and for other general corporate purposes. Inclusive of working capital of Lakeside initially retained by us at closing, as well as consideration received from XL Foods, we expect the following future cash flows based on the December 27, 2008, currency exchange rate: $46 million received at closing; approximately $87 million in calendar 2009; $41 million in notes receivable, plus interest, to be paid over two years by XL Foods; and $25 million of XL Foods preferred stock redeemable over five years. The discontinuance of Lakeside’s operation will not have a material effect on our future operating cash flows.

●	Our current ratio was 2.10 to 1 and 2.07 to 1 at December 27, 2008, and September 27, 2008, respectively.

Deterioration of Credit and Capital Markets

Credit market conditions deteriorated rapidly during our fourth quarter of fiscal 2008 and continued into fiscal 2009. Several major banks and financial institutions failed or were forced to seek assistance through distressed sales or emergency government measures. While not all-inclusive, the following summarizes some of the impacts to our business:

Credit Facilities

Cash flows from operating activities are our primary source of liquidity for funding debt service and capital expenditures. However, we rely on our revolving credit and accounts receivable securitization facilities to provide additional liquidity for working capital needs, letters of credit, and as a source of financing for international growth. Our revolving credit facility has total committed capacity of $1.0 billion. As of December 27, 2008, we had outstanding letters of credit totaling $385 million, none of which were drawn upon, which left $615 million available for borrowing. Our revolving credit facility is funded by a syndicate of 35 banks, with commitments ranging from $5 million to $78 million per bank. If any of the banks in the syndicate were unable to perform on their commitments to fund the facility, our liquidity could be impaired, which could reduce our ability to fund working capital needs or finance our international growth strategy.

Our accounts receivable securitization facility has $600 million of committed funding, of which $476 million was available for borrowing as of December 27, 2008. Our accounts receivable securitization facility is funded by a syndicate of three banks, with a commitment of $200 million per bank. To date, all of the banks in the syndicate have continued to meet their commitments despite the recent market turmoil. If any of the banks in the syndicate were unable to perform on their commitments to fund the facility, our liquidity could be impaired, which could reduce our ability to fund working capital needs or finance our international growth strategy. We temporarily borrowed against this facility during the first quarter fiscal 2009 and all of the banks in the syndicate performed their obligations to fund these borrowings.

Current market conditions have also resulted in higher credit spreads on long-term borrowings and significantly reduced demand for new corporate debt issuances.

Equity – Class A Common Stock

Equity prices, including our own Class A Common Stock, have fallen and experienced abnormally high volatility. If these conditions persist, our cost of capital will increase significantly.

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

Investments

The value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets, has been negatively impacted by the recent market declines. These instruments were recorded at fair value as of December 27, 2008. During the first quarter of fiscal 2009, we had a reduction in fair value of approximately $20 million. We recognized $16 million of the losses in the first quarter of fiscal 2009 through earnings, and $4 million was deferred in other comprehensive income as it was not considered permanently impaired.

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

Financial Instruments

As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to commodity purchases. Similar to the capital markets, the commodities markets have seen a similar decline over the past several months. Grain and some energy prices reached an all-time high during our fourth quarter of fiscal 2008 before falling sharply. While the reduction in grain and energy prices benefit us long-term, we recorded losses related to these financial instruments in the first quarter of fiscal 2009 of $188 million.

Insurance

We rely on insurers as a protection against liability claims, property damage and various other risks. Our primary insurers maintain an A.M. Best Financial Strength Rating of A- or better. Nevertheless, we continue to monitor this situation as insurers have been and are expected to continue to be impacted by the current capital market environment.

Capitalization

in millions
	December 27, 2008	September 27, 2008
Senior Notes	$2,401	$2,400
3.25% Convertible senior notes	458	458
Gulf Opportunity Zone tax-exempt bonds	100	-
Other indebtedness	55	38
Total Debt	3,014	2,896

Total Equity	4,794	5,014

Debt to Capitalization Ratio	38.6%	36.6%

Credit Ratings

2016 Notes

On September 4, 2008, Standard & Poor’s (S&P) downgraded the credit rating from “BBB-” to “BB.” This downgrade increased the interest rate on the senior notes due April 1, 2016 (2016 Notes) from 6.85% to 7.35%, effective beginning with the six month interest payment due October 1, 2008.

On November 13, 2008, Moody’s Investors Services, Inc. (Moody’s) downgraded the credit rating from “Ba1” to “Ba3.” This downgrade increased the interest rate on the 2016 Notes from 7.35% to 7.85%, effective beginning with the six month interest payment due April 1, 2009.

S&P currently rates the 2016 Notes “BB.” Moody’s currently rates this debt “Ba3.” A further one-notch downgrade by either ratings agency would increase the interest rates on the 2016 Notes by an additional 0.25%.

Revolving Credit Facility Rating

S&P’s credit rating for the revolving credit facility is “BBB-.” Moody’s credit rating is “Ba2.” The pretax impact to earnings of another downgrade would not be material to annual interest expense. However, if Moody’s were to downgrade this facility to “B2” or below, or if S&P were to downgrade this facility to “B” or below, then the banks participating in our accounts receivable securitization facility could refuse to purchase any additional receivables from us and the accounts receivable securitization facility could unwind with any amounts outstanding under the facility repaid as the receivables owned by Tyson Receivables Company, our wholly-owned consolidated special purpose entity, are collected.

Debt Covenants

Our debt agreements contain various covenants, the most restrictive of which contain a maximum allowed leverage ratio and a minimum required interest coverage ratio. Effective December 17, 2008, we amended our revolving credit facility agreement to temporarily provide less restrictive leverage and interest coverage ratios, which took effect in first quarter of fiscal 2009. We were in compliance with all covenants at December 27, 2008.

RECENTLY ADOPTED/ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.

CRITICAL ACCOUNTING ESTIMATES

We consider accounting policies related to: contingent liabilities; marketing and advertising costs; accrued self insurance; impairment of long-lived assets; impairment of goodwill and other intangible assets; and income taxes to be critical policies. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 27, 2008.

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

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (ii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iii) successful rationalization of existing facilities and operating efficiencies of the facilities; (iv) risks associated with our commodity trading risk management activities; (v) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vi) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (vii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (viii) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (ix) changes in consumer preference and diets and our ability to identify and react to consumer trends; (x) significant marketing plan changes by large customers or loss of one or more large customers; (xi) adverse results from litigation; (xii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiii) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws and occupational, health and safety laws; (xiv) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xv) effectiveness of advertising and marketing programs; (xvi) the effect of, or changes in, general economic conditions; and (xvii) those factors listed under Item 1A. “Risk Factors” included in our September 27, 2008, Annual Report filed on Form 10-K.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133 could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 27, 2008, and September 27, 2008, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	December 27, 2008	September 27, 2008
Livestock:
Cattle	$30	$78
Hogs	13	31

Grain	59	88

Interest Rate Risk: At December 27, 2008, we had fixed-rate debt of $2.9 billion with a weighted average interest rate of 7.0%. We have exposure to changes in interest rates on this fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $26 million at December 27, 2008, and $45 million at September 27, 2008. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

At December 27, 2008, we had variable rate debt of $142 million with a weighted average interest rate of 3.3%. A hypothetical 10% increase in interest rates effective at December 27, 2008, and September 27, 2008, would have a minimal effect on interest expense.

Foreign Currency Risk: We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at December 27, 2008, and September 27, 2008, related to the foreign exchange forward contracts would have a $23 million and $11 million, respectively, impact on pretax income. In the future, we may enter into more foreign exchange forward contracts as a result of our international growth strategy.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2008 Annual Report filed on Form 10-K, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2008 Annual Report.

Item 4. Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 27, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

In the first quarter ended December 27, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to the discussion of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 12: Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

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

In 2004, representatives of our subsidiary, Tyson Fresh Meats, Inc. (TFM), met with the U.S. Environmental Protection Agency (USEPA) staff to discuss alleged wastewater and late report filing violations under the Clean Water Act relating to the 2002 Second and Final Consent Decree that governed compliance requirements for TFM’s Dakota City, Nebraska, facility. TFM vigorously disputed these allegations. The U.S. Department of Justice (DOJ), on behalf of USEPA, recently requested that TFM enter into a tolling agreement concerning possible civil penalties and injunctive relief for Clean Water Act violations, which was executed in July 2008, and enter into negotiations with DOJ and USEPA regarding a potential settlement of this matter. Subsequently, the parties met to discuss the potential for settlement of the alleged violations and DOJ and USEPA demanded $5,500,000 in penalties. Pursuant to subsequent negotiations, a settlement in principal was reached on December 30, 2008, which would require the payment of $2,026,500 in penalties. TFM is currently in negotiations to complete the settlement of this matter.

On January 9, 2003, we received a notice of liability letter from Union Pacific Railroad Company (“Union Pacific”) relating to our alleged contributions of waste oil to the Double Eagle Refinery Superfund Site in Oklahoma City, Oklahoma. On August 22, 2006, the United States and the State of Oklahoma filed a lawsuit styled United States of America, et al. v. Union Pacific Railroad Co. against Union Pacific in the United States District Court for the Western District of Oklahoma seeking more than $22 million to remediate the Double Eagle site. Certain Tyson entities joined a “potentially responsible parties” group on October 31, 2006. A settlement between the “potentially responsible parties” group, the United States, and the State of Oklahoma was reached and the Tyson entities paid $625,586 into escrow towards the settlement of the matter. In furtherance of finalizing the settlement, on June 20, 2008 the DOJ filed a complaint styled United States of America, et al. v. Albert Investment Co., Inc. et al. against numerous alleged responsible parties, including various Tyson entities (the “Litigation”).  A proposed Consent Decree addressing all alleged liability of Tyson for the site was lodged on June 27, 2008. On August 15, 2008, Union Pacific submitted to the United States its Comments and Objections to the proposed Consent Decree.  On October 10, 2008, Union Pacific initiated litigation to challenge the proposed Consent Decree by filing a Motion to intervene in the Litigation, which the court denied. Union Pacific is appealing this decision to the United States Court of Appeals for the Tenth Circuit. If the proposed Consent Decree is entered, the escrowed amount will be paid to the United States and the State of Oklahoma.

In August 2004, we received a subpoena requesting the production of documents from a federal grand jury sitting in the Western District of Arkansas. The subpoena focused on events surrounding a workplace accident on October 10, 2003, that resulted in the death of one of our employees at the River Valley Animal Foods rendering plant in Texarkana, Arkansas. That workplace fatality had previously been the subject of an investigation by the Occupational Health and Safety Administration (OSHA) of the Department of Labor. On April 9, 2004, OSHA issued citations to us and our subsidiary Tyson Poultry, Inc., d/b/a River Valley Animal Foods, alleging violations of health and safety standards arising from the death of the employee due to hydrogen sulfide inhalation. The citations consist of five willful, 12 serious and two recordkeeping violations. OSHA seeks abatement of the alleged violations and proposed penalties of $436,000. The OSHA proceeding was stayed pending the completion of the grand jury investigation. On July 14, 2008, we received a letter from the United States Attorney's office in the Western District of Arkansas, in which the DOJ and the DOL claimed that we willfully violated OSHA regulations resulting in the death of an employee, and that certain of our employees or agents, acting in the course of their employment, had made false statements to OSHA compliance officers. The letter also expressed concern that our agents may have withheld documents in the course of the OSHA investigation, thereby subjecting us to liability for obstruction of justice. On January 5, 2009, we entered a plea of guilty to a misdemeanor charge that we willfully violated OSHA regulations resulting in the death of an employee and agreed to pay a fine of $500,000. Sentencing under this plea will be set at a later date.

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

In 2008, the following thirteen (13) separate lawsuits were filed, with the various plaintiffs alleging that Tyson falsely advertised chicken products as “raised without antibiotics” in violation of various state consumer protection statutes: (Curtsail v. Tyson, 08CV01643 (D. Md.); Cohen v. Tyson, 4:08CV0366 (E.D. Ark.); Wright v. Tyson, 08CV3022 (D. N.J.); Wilson v. Tyson, 4:08CV0587 (E.D. Ark.); Gupton v. Tyson, 4:08CV0588 (E.D. Ark.); Kranish v. Tyson, 08CV01619 (D. Md.); Latimer v. Tyson, 4:08CV004051 (W.D. Ark.); Zukowosky v. Tyson, 4:08CV0584 (E,D, Ark.); Bickerd v. Tyson, 08CV1796 (D. Md.); Court v. Tyson, 08CV03592 (W.D. Wash.); Epstein v. Tyson, 08CV2800 (N.D. Cal.); Johnson v. Tyson, 08CV291 (D. Idaho); Mize v. Tyson, 08CV4051 (W.D. Ark.)) Plaintiffs in each of these cases seek to pursue claims on behalf of themselves and proposed classes of other similarly situated consumers. Plaintiffs in each of these cases seek compensatory and punitive damages in an unspecified amount in excess of $5,000,000. Plaintiffs in two of these cases, Curtsail v. Tyson and Cohen v. Tyson, petitioned the Judicial Panel on Multidistrict Litigation to transfer all of these actions to a single court for consolidated or coordinated pretrial proceedings pursuant to 28 U.S.C. 1407. On October 17, 2008, the Judicial Panel granted the multidistrict litigation petitions and transferred the pending cases to the District of Maryland. A trial date has not been set. On December 29, 2008, Plaintiff Gupton filed a voluntary dismissal of all her claims. On December 30, 2008, Plaintiffs Latimer and Mize filed voluntary dismissals of their claims. These three cases were subsequently dismissed.

Since 2003, nine lawsuits have been brought against Tyson and several other poultry companies by approximately 150 plaintiffs in Washington County, Arkansas Circuit Court (Green v. Tyson Foods, Inc., et al., Bible v. Tyson Foods, Inc., Beal v. Tyson Foods, Inc., et al., McWhorter v. Tyson Foods, Inc., et al., McConnell v. Tyson Foods, Inc., et al., Carroll v. Tyson Foods, Inc., et al., Belew v. Tyson Foods, Inc., et al., Gonzalez v. Tyson Foods, Inc., et al., and Rasco v. Tyson Foods, Inc., et al.) alleging that the land application of poultry litter caused arsenic and pathogenic mold and fungi contamination of the air, soil and water in and around Prairie Grove, Arkansas.  In addition to the poultry company defendants, plaintiffs sued Alpharma, the manufacturer of a feed ingredient containing an organic arsenic compound that has been used in the broiler industry.   Plaintiffs are seeking recovery for several types of personal injuries, including several forms of cancer.  On August 2, 2006, the Court granted summary judgment in favor of Tyson and the other poultry company defendants in the first case to go to trial and denied summary judgment as to Alpharma.  The case was tried against Alpharma and the jury returned a verdict in favor of Alpharma.  Plaintiffs appealed the summary judgment in favor of the poultry company defendants and the Court stayed the remaining seven lawsuits pending the appeal.  On May 8, 2008, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry company defendants.  The first case will proceed to trial against the poultry company defendants in April 2009.

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

Item 1A. Risk Factors

The risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended September 27, 2008, should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations. These risks are not the only risks we face. Additional risks and uncertainties not currently known or we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding our purchases of Class A stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
Sept. 28 to Oct. 25, 2008	57,714	$11.71	-	22,474,439
Oct. 26 to Nov. 29, 2008	23,454	8.00	-	22,474,439
Nov. 30 to Dec. 27, 2008	28,962	7.64	-	22,474,439
Total	(2) 110,130	$9.85	-	22,474,439

(1)

On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

We purchased 110,130 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain company obligations under our equity compensation plans. These transactions included 81,825 shares purchased in open market transactions and 28,305 shares withheld to cover required tax withholdings on the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description
10.1	Agreement between Tyson Foods, Inc. and Richard L. Bond

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Interim Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 2, 2009	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President,
Chief Financial Officer

Date: February 2, 2009	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer