Form 10-Q
period 2009-03-28
TYSON FOODS INC
filed 2009-05-04
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 28, 2009.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	307,560,610
Class B Common Stock, $0.10 Par Value (Class B stock)	70,021,155

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Sales	$6,307	$6,336	$12,828	$12,812
Cost of Sales	6,054	6,021	12,557	12,182
	253	315	271	630

Selling, General and Administrative	209	231	425	446
Other Charges	15	30	15	36
Operating Income (Loss)	29	54	(169)	148
Other (Income) Expense:
Interest income	(5)	(2)	(9)	(4)
Interest expense	74	55	137	108
Other, net	3	(4)	21	(23)
	72	49	149	81
Income (Loss) from Continuing Operations before
Income Taxes and Minority Interest	(43)	5	(318)	67
Income Tax Expense (Benefit)	47	2	(108)	23
Income (Loss) from Continuing Operations
before Minority Interest	(90)	3	(210)	44
Minority Interest	-	-	(2)	-
Income (Loss) from Continuing Operations	(90)	3	(208)	44
Loss from Discontinued Operation, net of tax	(14)	(8)	(8)	(15)
Net Income (Loss)	$(104)	$(5)	$(216)	$29

Weighted Average Shares Outstanding:
Class A Basic	303	280	303	280
Class B Basic	70	70	70	70
Diluted	373	355	373	355
Earnings (Loss) Per Share from Continuing Operations:
Class A Basic	$(0.25)	$0.01	$(0.57)	$0.13
Class B Basic	$(0.22)	$0.01	$(0.51)	$0.12
Diluted	$(0.24)	$0.01	$(0.56)	$0.13
Loss Per Share from Discontinued Operation:
Class A Basic	$(0.04)	$(0.03)	$(0.02)	$(0.05)
Class B Basic	$(0.04)	$(0.02)	$(0.02)	$(0.04)
Diluted	$(0.04)	$(0.03)	$(0.02)	$(0.05)
Net Earnings (Loss) Per Share:
Class A Basic	$(0.29)	$(0.02)	$(0.59)	$0.08
Class B Basic	$(0.26)	$(0.01)	$(0.53)	$0.08
Diluted	$(0.28)	$(0.02)	$(0.58)	$0.08
Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.080	$0.080
Class B	$0.036	$0.036	$0.072	$0.072

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	March 28, 2009	September 27, 2008
Assets
Current Assets:
Cash and cash equivalents	$817	$250
Restricted cash	234	-
Accounts receivable, net	1,083	1,271
Inventories	2,064	2,538
Other current assets	162	143
Assets of discontinued operation held for sale	-	159
Total Current Assets	4,360	4,361
Restricted Cash	76	-
Net Property, Plant and Equipment	3,484	3,519
Goodwill	2,470	2,511
Intangible Assets	148	128
Other Assets	399	331
Total Assets	$10,937	$10,850

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$275	$8
Trade accounts payable	957	1,217
Other current liabilities	778	878
Total Current Liabilities	2,010	2,103
Long-Term Debt	3,477	2,888
Deferred Income Taxes	231	291
Other Liabilities	586	554
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,168	2,161
Retained earnings	2,760	3,006
Accumulated other comprehensive income (loss)	(104)	41
	4,863	5,247
Less treasury stock, at cost-
15 million shares at March 28, 2009, and September 27, 2008	230	233
Total Shareholders’ Equity	4,633	5,014
Total Liabilities and Shareholders’ Equity	$10,937	$10,850

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	March 28, 2009	March 29, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(216)	$29
Depreciation and amortization	245	251
Deferred income taxes	(75)	(1)
Other, net	86	34
Net changes in working capital	367	(169)
Cash Provided by Operating Activities	407	144

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(160)	(210)
Proceeds from sale of property, plant and equipment	7	19
Proceeds from sale of investments	9	21
Change in restricted cash to be used for investing activities	(76)	-
Proceeds from sale of marketable securities	25	63
Purchases of marketable securities	(13)	(83)
Proceeds from sale of discontinued operation	43	-
Acquisitions, net of cash acquired	(76)	-
Other, net	4	-
Cash Used for Investing Activities	(237)	(190)

Cash Flows From Financing Activities:
Net borrowings (payments) on revolving credit facilities	(2)	195
Payments on debt	(51)	(31)
Proceeds from borrowings of debt	851	3
Debt issuance costs	(58)	-
Change in restricted cash to be used for financing activities	(234)	-
Purchases of treasury shares	(4)	(16)
Dividends	(30)	(28)
Change in negative book cash balances	(90)	(73)
Stock options exercised and other, net	4	4
Cash Provided by Financing Activities	386	54

Effect of Exchange Rate Change on Cash	11	3

Increase in Cash and Cash Equivalents	567	11
Cash and Cash Equivalents at Beginning of Year	250	42
Cash and Cash Equivalents at End of Period	$817	$53

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

We believe the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position as of March 28, 2009, the results of operations for the three and six months ended March 28, 2009, and March 29, 2008, and cash flows for the six months ended March 28, 2009, and March 29, 2008. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.

CONSOLIDATION

The consolidated condensed financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries for which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 establishes enhanced disclosure requirements about: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; therefore, we adopted SFAS No. 161 in the second quarter of fiscal 2009. See Note 5: Derivative Financial Instruments for SFAS No. 161 required disclosures.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” and in April 2009 issued FASB Staff Position SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (collectively, SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; therefore, we expect to adopt SFAS No. 141R for any business combinations entered into beginning in fiscal 2010.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Therefore, we expect to adopt the provisions of FSP APB 14-1 beginning in the first quarter of fiscal 2010. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. Upon retrospective adoption, we anticipate our effective interest rate on our 3.25% Convertible Senior Notes due 2013 will range from 8.0% to 8.50%, which would result in the recognition of an approximate $90 million to $100 million discount to these notes with the offsetting after tax amount recorded to capital in excess of par value. This discount will be accreted until the maturity date at the effective interest rate, which will not materially impact fiscal 2008 interest expense, but will result in an estimated $15 million to $20 million increase to our fiscal 2009 interest expense.

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP SFAS 132(R)-1). FSP SFAS 132(R)-1 amends SFAS No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with early adoption permitted. We will adopt the disclosure requirements of FSP SFAS 132(R)-1 beginning with our fiscal 2010 annual report.

In April 2009, the FASB issued FSP SFAS 115-2, SFAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP SFAS 115-2). FSP SFAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available-for-sale and held-to-maturity and provides some new disclosure requirements for both debt and equity securities. FSP SFAS 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP SFAS 115-2 in the third quarter of fiscal 2009. We do not expect the adoption will have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly” (FSP SFAS 157-4). FSP SFAS 157-4 provides additional guidance for estimating the fair value of assets and liabilities within the scope of SFAS No. 157 in markets that have experienced a significant reduction in volume and activity in relation to normal activity. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP SFAS 157-4 in the third quarter of fiscal 2009. We do not expect the adoption will have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP SFAS 107-1). FSP SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements. FSP SFAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt the disclosure requirements of FSP SFAS 107-1 in the third quarter of fiscal 2009.

NOTE 2: ACQUISITIONS

In October 2008, we acquired three vertically integrated poultry companies in southern Brazil, which included Macedo Agroindustrial, Avicola Itaiopolis and Frangobras. The aggregate purchase price was $67 million, which includes $17 million of mandatory deferred payments to be made through 2011. In addition, we have $11 million of contingent purchase price based on production volumes payable through fiscal 2010. The preliminary purchase price includes $24 million allocated to Goodwill and $8 million allocated to Intangible Assets. We expect these companies will have sales of approximately $85-$90 million in fiscal 2009.

NOTE 3: DISCONTINUED OPERATION

In June 2008, we executed a letter of intent with XL Foods Inc. (XL Foods) to sell the beef processing, cattle feed yard and fertilizer assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside), which were part of our Beef segment. In March 2009, we completed the sale and sold these assets and related inventories for total consideration of $145 million. This included (a) cash received at closing of $43 million, (b) $78 million of collateralized notes receivable from either XL Foods or an affiliated entity to be collected throughout the next two years and (c) $24 million of XL Foods Preferred Stock to be redeemed over the next five years. In addition to consideration received from XL Foods, we also have approximately $12 million of net cash inflows expected from clearing receivable and payable balances.

We recorded a pretax loss on sale of Lakeside of $10 million, which included goodwill of $59 million, as well as currency translation adjustment gains of $37 million.

The following is a summary of Lakeside’s operating results (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Sales	$210	$276	$461	$566

Pretax income (loss) from discontinued operation	$1	$(13)	$11	$(23)
Loss on sale of discontinued operation	(10)	-	(10)	-
Income tax expense (benefit)	5	(5)	9	(8)
Loss from discontinued operation	$(14)	$(8)	$(8)	$(15)

1.	Operating results for the three and six months ended March 28, 2009, included all activity for the periods up to the date of sale, which occurred on March 13, 2009.

The carrying amounts of Lakeside’s assets held for sale included the following (in millions):

September 27, 2008
Assets of discontinued operation held for sale:
Inventories	$82
Net property, plant and equipment	77
Total assets of discontinued operation held for sale	$159

NOTE 4: DISPOSITIONS AND OTHER CHARGES

On March 27, 2009, we announced the decision to close our Ponca City, Oklahoma, processed meats plant. The plant is expected to cease operation sometime in our fourth fiscal quarter of 2009. The closing will result in the elimination of approximately 600 jobs. During the second quarter of fiscal 2009, we recorded charges of $15 million, which included $14 million for estimated impairment charges and $1 million of employee termination benefits. The charges are reflected in the Prepared Foods segment’s Operating Income and included in the Consolidated Condensed Statements of Income in Other Charges. No material adjustments to the accrual are anticipated.

On February 29, 2008, we announced discontinuation of an existing product line and closing of one of our three poultry plants in Wilkesboro, North Carolina. The Wilkesboro cooked products plant ceased operations in April 2008. The closure resulted in elimination of approximately 400 jobs. In the second quarter of fiscal 2008, we recorded charges of $13 million for estimated impairment charges. This amount is reflected in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Income in Other Charges.

On January 25, 2008, we announced the decision to restructure operations at our Emporia, Kansas, beef plant. Beef slaughter operations ceased during the second quarter of fiscal 2008. However, the facility is still used to process certain commodity, specialty cuts and ground beef, as well as a cold storage and distribution warehouse. This restructuring resulted in elimination of approximately 1,700 jobs at the Emporia plant. In the second quarter of fiscal 2008, we recorded charges of $10 million for estimated impairment charges and $7 million of other closing costs, consisting of $6 million for employee termination benefits and $1 million in other plant-closing related liabilities. These amounts were reflected in the Beef segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Income in Other Charges. We have fully paid employee termination benefits and other plant-closing related liabilities.

In the first quarter of fiscal 2008, we recorded an $18 million non-operating gain as the result of a private equity firm’s purchase of a technology company in which we held a minority interest. This gain was recorded in Other Income in the Consolidated Condensed Statements of Income.

In the first quarter of fiscal 2008, management approved plans for implementation of certain recommendations resulting from the previously announced FAST initiative, which was focused on process improvement and efficiency creation. As a result, in the first quarter of fiscal 2008, we recorded charges of $6 million related to employee termination benefits resulting from termination of approximately 200 employees. Of these charges, $2 million, $2 million, $1 million and $1 million, respectively, were recorded in the Chicken, Beef, Pork and Prepared Foods segments’ Operating Income (Loss) and included in the Consolidated Condensed Statements of Income in Other Charges. We have fully paid the related employee termination benefits.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments, primarily futures and options, to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Forward contracts on various commodities, including grains, livestock and energy, are primarily entered into to manage the price risk associated with forecasted purchases of these inputs used in our production processes. Foreign exchange forward contracts are entered into to manage the fluctuations in foreign currency exchange rates, primarily as a result of certain receivable and payable balances. We also periodically utilize interest rate swaps to manage interest rate risk associated with our variable-rate borrowings.

Our risk management programs are reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the mark-to-market valuations are strictly monitored at all times, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letter of credits, and primarily deal with counterparties with solid credit. Additionally, our derivative contracts are mostly short-term in duration and we do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at March 28, 2009.

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133(R)), requires companies recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Condensed Balance Sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (i.e., fair value hedge, cash flow hedge, or hedge of a net investment in a foreign operation). We qualify, or designate, a derivative financial instrument as a hedge when contract terms closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. If a derivative instrument is accounted for as a hedge, as defined by SFAS No. 133(R), depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized immediately. We designate certain forward contracts as follows:

●	Cash Flow Hedges – include certain commodity forward contracts of forecasted purchases (i.e., grains) and certain foreign exchange forward contracts.
●	Fair Value Hedges – include certain commodity forward contracts of forecasted purchases (i.e., livestock).
●	Net Investment Hedges – include certain foreign currency forward contracts of permanently invested capital in certain foreign subsidiaries.

Cash flow hedges

Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 12 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and six months ended March 28, 2009, and March 29, 2008.

As of March 28, 2009, we had the following aggregated notionals of outstanding forward contracts accounted for as cash flow hedges:

Notional Volume
Commodity:
Corn	8 million bushels
Soy meal	32,800 tons

The net amount of pretax losses in accumulated other comprehensive income (loss) as of March 28, 2009, expected to be reclassified into earnings within the next 12 months was $26 million. During the three and six months ended March 28, 2009, we did not reclassify any pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by SFAS No. 133(R).

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income for the three and six months ended March 28, 2009 (in millions):

	Gain/(Loss)		Consolidated Condensed	Gain/(Loss)
	Recognized in OCI		Statements of Income	Reclassified from
	on Derivatives		Classification	AOCI to Earnings
	March 28, 2009			March 28, 2009
	3 Months	6 Months		3 Months	6 Months
Cash Flow Hedge - Derivatives designated
as hedging instruments under SFAS 133:
Commodity contracts	$(22)	$(61)	Cost of Sales	$(29)	$(44)
Foreign exchange contracts	(1)	9	Other Income/Expense	-	7
Total	$(23)	$(52)		$(29)	$(37)

1.	OCI – Other Comprehensive Income; AOCI – Accumulated Other Comprehensive Income

Fair value hedges

We designate certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. As of March 28, 2009, we had the following aggregated notionals of outstanding forward contracts entered into to hedge forecasted commodity purchases which are accounted for as a fair value hedge:

Notional Volume
Commodity:
Live Cattle	146 million pounds
Lean Hogs	90 million pounds

For these derivative instruments that we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the current period. We include the gain or loss on the hedged items (i.e., livestock purchase firm commitments) in the same line item, cost of sales, as the offsetting gain or loss on the related livestock forward position.

			in millions
	Consolidated Condensed
	Statements of Income	March 28, 2009
	Classification	3 months	6 months
Gain/(loss) on forwards	Cost of Sales	$47	$115
Gain/(loss) on purchase contract	Cost of Sales	(47)	(115)

Ineffectiveness related to our fair value hedges was not significant for the three and six months ended March 28, 2009, and March 29, 2008.

Foreign net investment hedges

We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Condensed Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant for the three and six months ended March 28, 2009, and March 29, 2008. As of March 28, 2009, we had approximately $96 million aggregate outstanding notionals related to our forward foreign currency contracts accounted for as foreign net investment hedges.

The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income for the three and six months ended March 28, 2009 (in millions):

	Gain/(Loss)		Consolidated Condensed	Gain/(Loss)
	Recognized in OCI		Statements of Income	Reclassified from
	on Derivatives		Classification	AOCI to Earnings
	March 28, 2009			March 28, 2009
	3 Months	6 Months		3 Months	6 Months
Net Investment Hedge - Derivatives
designated as hedging instruments
under SFAS 133:
Foreign exchange contracts	$(5)	$(1)	Other Income/Expense	$-	$-

1.	Amounts reclassified from AOCI relate to the sale of our Lakeside discontinued operation; amounts related to hedge ineffectiveness were not significant.

Undesignated positions

In addition to our designated positions, we also hold forward and option contracts for which we do not apply hedge accounting. These include certain derivative instruments related to commodities price risk, including grains, livestock and energy, foreign currency risk and interest rate risk. We mark these positions to fair value through earnings at each reporting date. We generally do not enter into undesignated positions beyond 18 months. Our undesignated positions primarily include grains, energy, livestock and foreign currency forwards and options.

The objective of our undesignated grains, energy and livestock commodity positions is to reduce the variability of cash flows associated with the forecasted purchase of certain grains, energy and livestock inputs to our production processes. We also enter into certain forward sales of boxed beef and boxed pork and forward purchases of cattle and hogs at fixed prices. The fixed price sales contracts lock in the proceeds from a sale in the future and the fixed cattle and hog purchases lock in the cost. However, the cost of the livestock and the related boxed beef and boxed pork market prices at the time of the sale or purchase could vary from this fixed price. As we enter into fixed forward sales of boxed beef and boxed pork and forward purchases of cattle and hogs, we also enter into the appropriate number of livestock futures positions to mitigate a portion of this risk. Changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date, even though the economic impact of our fixed prices being above or below the market price is only realized at the time of sale or purchase. These positions generally do not qualify for hedge treatment due to location basis differences between the commodity exchanges and the actual locations when we purchase the commodities.

We have a foreign currency cash flow hedging program to hedge portions of forecasted transactions denominated in foreign currencies, primarily with forward contracts, to protect against the reduction in value of forecasted foreign currency cash flows. Our undesignated foreign currency positions generally would qualify for cash flow hedge accounting. However, to reduce earnings volatility, we normally will not elect hedge accounting treatment when the position provides an offset to the underlying related transaction.

The objective of our undesignated interest rate swap is to manage interest rate risk exposure on a floating-rate bond. Our interest rate swap agreement effectively modifies our exposure to interest rate risk by converting a portion of the floating-rate bond to a fixed rate basis for the next five years, thus reducing the impact of the interest-rate changes on future interest expense. This interest rate swap does not qualify for hedge treatment due to differences in the underlying bond and swap contract interest-rate indices.

As of March 28, 2009, we had the following aggregate outstanding notionals related to our undesignated positions:

Notional Volume
Commodity:
Corn	28 million bushels
Soy meal	347,300 tons
Live Cattle	213 million pounds
Lean Hogs	1 million pounds
Natural Gas	2,870 billion British Thermal Units
Foreign Currency	$98 million United States dollars
Interest Rate	$68 million average monthly notional debt

Included in our undesignated positions are certain commodity grain positions (which do not qualify for hedge treatment) we enter into to manage the risk of costs associated with forward sales to certain customers for which sales prices are determined under cost-plus arrangements. These unrealized positions totaled losses of $58 million and $24 million at March 28, 2009, and September 27, 2008, respectively. When these positions are liquidated, we expect any realized gains or losses will be reflected in the prices of the poultry products sold. Since these derivative positions do not qualify for hedge treatment, they initially create volatility in our earnings associated with mark-to-market changes. However, once the positions are liquidated and included in the sales price to the customer, there is ultimately no earnings impact as any previous mark-to-market gains or losses are included in the prices of the poultry products.

The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income for the three and six months ended March 28, 2009 (in millions):

	Consolidated Condensed	Gain/(Loss)
	Statements of Income	Recognized
	Classification	in Earnings
		March 28, 2009
		3 Months	6 Months
Derivatives not designated as hedging
instruments under SFAS 133:
Commodity contracts	Sales	$(7)	$(22)
Commodity contracts	Cost of Sales	(27)	(174)
Foreign exchange contracts	Other Income/Expense	6	9
Interest rate contracts	Interest Expense	-	3
Total		$(28)	$(184)

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheet as of March 28, 2009 (in millions):

	March 28, 2009
	Balance Sheet	Fair
	Classification	Value
Derivative Assets:
Derivatives designated as hedging
instruments under SFAS 133:
Commodity contracts	Other current assets	$17
Total derivative assets - designated		17

Derivatives not designated as hedging
instruments under SFAS 133:
Commodity contracts	Other current assets	12
Foreign exchange contracts	Other current assets	2
Total derivative assets – not designated		14

Total derivative assets		$31

Derivative Liabilities:
Derivatives designated as hedging
instruments under SFAS 133:
Commodity contracts	Other current liabilities	$6
Foreign exchange contracts	Other current liabilities	6
Total derivative liabilities – designated		12

Derivatives not designated as hedging
instruments under SFAS 133:
Commodity contracts	Other current liabilities	81
Foreign exchange contracts	Other current liabilities	1
Interest rate contracts	Other current liabilities	3
Total derivative liabilities – not designated		85

Total derivative liabilities		$97

1.

Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral in accordance with FIN 39-1, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. See Note 11: Fair Value Measurements for a reconciliation to amounts reported in the Consolidated Condensed Balance Sheet.

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

	March 28, 2009	September 27, 2008
Processed products:
Weighted-average method - chicken and prepared foods	$697	$920
First-in, first-out method - beef and pork	399	571
Livestock - first-in, first-out method	617	701
Supplies and other - weighted-average method	351	346
Total inventory	$2,064	$2,538

NOTE 7:  PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	March 28, 2009	September 27, 2008
Land	$95	$89
Buildings and leasehold improvements	2,472	2,440
Machinery and equipment	4,566	4,382
Land improvements and other	215	210
Buildings and equipment under construction	286	352
	7,634	7,473
Less accumulated depreciation	4,150	3,954
Net property, plant and equipment	$3,484	$3,519

NOTE 8:  OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	March 28, 2009	September 27, 2008
Accrued salaries, wages and benefits	$225	$259
Self-insurance reserves	227	236
Other	326	383
Total other current liabilities	$778	$878

NOTE 9: COMMITMENTS

We guarantee debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to nine years, and the maximum potential amount of future payments as of March 28, 2009, was $57 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The terms of the lease maturities cover periods up to seven years. The maximum potential amount of the residual value guarantees is $57 million, of which $23 million would be recoverable through various recourse provisions and an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At March 28, 2009, and September 27, 2008, no material liabilities for guarantees were recorded.

NOTE 10:  LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	March 28, 2009	September 27, 2008

Revolving credit facility – expires March 2012	$-
Revolving credit facility – terminated March 2009		$-
Accounts receivable securitization facility – terminated March 2009		-
Senior notes:
7.95% Notes due February 2010 (2010 Notes)	234	234
8.25% Notes due October 2011 (2011 Notes)	961	998
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	752	-
7.85% Senior notes due April 2016 (2016 Notes)	960	960
7.00% Notes due May 2018	172	172
7.125% Senior notes due February 2026	9	9
7.00% Notes due January 2028	27	27
GO Zone tax-exempt bonds due October 2033 (0.35% at 3/28/09)	100	-
Other	79	38
Total debt	3,752	2,896
Less current debt	275	8
Total long-term debt	$3,477	$2,888

Revolving Credit Facility

We entered into a new revolving credit facility in March 2009 totaling $1.0 billion that supports short-term funding needs and letters of credit, which replaced the revolving credit facility scheduled to expire in September 2010. Loans made under this facility will mature and the commitments thereunder will terminate in March 2012. However, if our 2011 Notes are not refinanced, purchased or defeased prior to July 3, 2011, the outstanding loans under this facility will mature on and commitments thereunder will terminate on July 3, 2011. We incurred approximately $30 million in transaction fees which will be amortized over the three-year life of this facility.

Availability under this facility, up to $1.0 billion, will be based on a percentage of certain eligible receivables and eligible inventory and will be reduced by certain reserves. After reducing the amount available by outstanding letters of credit, the amount available for borrowing under this facility at March 28, 2009, was $621 million. At March 28, 2009, we had outstanding letters of credit totaling approximately $379 million, none of which were drawn upon, issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ GO Zone tax-exempt bonds.

This facility is fully and unconditionally guaranteed on a senior secured basis by substantially all of our domestic subsidiaries. The guarantors’ cash, accounts receivable, inventory and proceeds received related to these items secure our obligations under this facility. These assets totaled $3.4 billion at March 28, 2009.

Accounts Receivable Securitization Facility

With the entry into the new revolving credit facility and issuance of the 2014 Notes in March 2009, we repaid all outstanding borrowings under and terminated this facility.

2013 Notes

In September 2008, we issued $458 million principal amount 3.25% convertible senior unsecured notes due October 15, 2013, with interest paid semi-annually in arrears on April 15 and October 15. The conversion rate initially is 59.1935 shares of Class A stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $16.89 per share of Class A stock. The 2013 Notes may be converted before the close of business on July 12, 2013, only under the following circumstances:

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

On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of March 28, 2009, none of the conditions permitting conversion of the 2013 Notes had been satisfied.

The 2013 Notes were accounted for as a combined instrument pursuant to EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Accordingly, we accounted for the entire agreement as one debt instrument because the conversion feature does not meet the requirements to be accounted for separately as a derivative financial instrument.

In connection with the issuance of the 2013 Notes, we entered into separate convertible note hedge transactions with respect to our common stock to minimize the potential economic dilution upon conversion of the 2013 Notes. We also entered into separate warrant transactions. We recorded the purchase of the note hedge transactions as a reduction to capital in excess of par value, net of $36 million pertaining to the related deferred tax asset, and we recorded the proceeds of the warrant transactions as an increase to capital in excess of par value. Subsequent changes in fair value of these instruments are not recognized in the financial statements as long as the instruments continue to meet the criteria for equity classification.

We purchased call options in private transactions for $94 million that permit us to acquire up to approximately 27 million shares of our Class A stock at an initial strike price of $16.89 per share, subject to adjustment. The call options allow us to acquire a number of shares of our Class A stock initially equal to the number of shares of Class A stock issuable to the holders of the 2013 Notes upon conversion. These call options will terminate upon the maturity of the 2013 Notes.

We sold warrants in private transactions for total proceeds of $44 million. The warrants permit the purchasers to acquire up to approximately 27 million shares of our Class A stock at an initial exercise price of $22.31 per share, subject to adjustment. The warrants are exercisable on various dates from January 2014 through March 2014.

The maximum amount of shares that may be issued to satisfy the conversion of the 2013 Notes is limited to 35.9 million shares. However, the convertible note hedge and warrant transactions, in effect, increase the initial conversion price of the 2013 Notes from $16.89 per share to $22.31 per share, thus reducing the potential future economic dilution associated with conversion of the 2013 Notes. If our share price is below $22.31 upon conversion of the 2013 Notes, there is no economic net share impact. Upon conversion, a 10% increase in our share price above the $22.31 conversion price would result in the issuance of 2.5 million incremental shares. The 2013 Notes and the warrants could have a dilutive effect on our earnings per share to the extent the price of our Class A stock during a given measurement period exceeds the respective exercise prices of those instruments. The call options are excluded from the calculation of diluted earnings per share as their impact is anti-dilutive.

2014 Notes

In March 2009, we issued $810 million of senior unsecured notes, which will mature in March 2014. The 2014 Notes carry a 10.50% interest rate, with interest payments due semi-annually on March 1 and September 1. After the original issue discount of $59 million, based on an issue price of 92.756% of face value, we received net proceeds of $751 million. In addition, we incurred offering expenses of $18 million. We used the net proceeds towards the repayment of our borrowings under the accounts receivable securitization facility and for other general corporate purposes. We also placed $234 million of the net proceeds in a blocked cash collateral account which will be used for the payment, prepayment, repurchase or defeasance of the 2010 Notes. These proceeds are recorded in Restricted Cash-Short Term in the Consolidated Condensed Balance Sheets. The 2014 Notes are fully and unconditionally guaranteed by substantially all of our domestic subsidiaries.

The 2014 Notes were offered pursuant to Rule 144A of the Securities Act of 1933. Pursuant to a registration rights agreement with the initial purchasers, we agreed to file a registration statement with respect to a registered offer to exchange the 2014 Notes for an issue of registered notes with identical terms (2014 Exchange Notes). If we fail to complete the registered offering providing for the exchange of the 2014 Exchange Notes for all 2014 Notes by September 30, 2009, interest will accrue on the principal amount of the 2014 Notes at an additional annual rate of 0.25% with respect to each subsequent 90-day period, up to a maximum additional annual rate of 1.0% thereafter. We expect to complete the registration and exchange process prior to September 30, 2009, and accordingly have not recorded a liability for the registration payment arrangement.

2016 Notes

The 2016 Notes carried an interest rate at issuance of 6.60%, with an interest step up feature dependent on their credit rating. On November 13, 2008, Moody’s Investor Services, Inc. downgraded the credit rating from “Ba1” to “Ba3.” This downgrade increased the interest rate from 7.35% to 7.85%, effective beginning with the six-month interest payment due April 1, 2009.

GO Zone Tax-Exempt Bonds

In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033. In November 2008, we entered into an interest rate swap related to these bonds to mitigate our interest rate risk on a portion of the bonds for five years. We issued a letter of credit as a guarantee for the entire bond issuance. The proceeds from the bond issuance can only be used towards the construction of the Dynamic Fuels’ facility. Accordingly, the unused proceeds are recorded in Restricted Cash-Long Term in the Consolidated Condensed Balance Sheets. We expect the unused proceeds will be used fully during calendar 2009.

Debt Covenants

Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of our capital stock; amend material documents; change the nature of our business; make certain payments of debt; engage in certain transactions with affiliates; and enter into sale/leaseback or hedging transactions, in each case, subject to certain qualifications and exceptions. If availability under this facility is less than the greater of 15% of the commitments and $150 million, we will be required to maintain a minimum fixed charge coverage ratio.

Our 2014 Notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: incur additional debt and issue preferred stock; make certain investments and restricted payments; create liens; create restrictions on distributions from restricted subsidiaries; engage in specified sales of assets and subsidiary stock; enter into transactions with affiliates; enter new lines of business; engage in consolidation, mergers and acquisitions; and engage in certain sale/leaseback transactions.

Consolidating Financial Statements

Tyson Fresh Meats, Inc. (TFM), a wholly-owned subsidiary of the Company, has fully and unconditionally guaranteed the 2016 Notes. The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); Tyson Fresh Meats, Inc. (TFM Parent); the Non-Guarantor Subsidiaries on a combined basis; the elimination entries necessary to consolidate the TFI Parent, TFM Parent and the Non-Guarantor Subsidiaries; and Tyson Foods, Inc. on a consolidated basis, and is provided as an alternative to providing separate financial statements for the guarantor.

Condensed Consolidating Statement of Income for the three months ended March 28, 2009					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$2	$3,319	$3,168	$(182)	$6,307
Cost of Sales	5	3,226	3,005	(182)	6,054
	(3)	93	163	-	253
Operating Expenses:
Selling, general and administrative	31	49	129	-	209
Other charges	-	-	15	-	15
Operating Income (Loss)	(34)	44	19	-	29

Other (Income) Expense:
Interest expense, net	60	-	9	-	69
Other, net	(1)	(2)	6	-	3
Equity in net earnings of subsidiaries	(32)	13	-	19	-
	27	11	15	19	72

Income (Loss) from Continuing Operations
before Income Taxes and Minority Interest	(61)	33	4	(19)	(43)
Income Tax Expense (Benefit)	49	7	(9)	-	47
Income (Loss) from Continuing Operations before Minority Interest	(110)	26	13	(19)	(90)
Minority Interest	1	-	(1)	-	-
Income (Loss) from Continuing Operations	(111)	26	14	(19)	(90)
Income (Loss) from Discontinued Operation	7	-	(21)	-	(14)
Net Income (Loss)	$(104)	$26	$(7)	$(19)	$(104)

Condensed Consolidating Statement of Income for the three months ended March 29, 2008					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$(9)	$3,633	$2,899	$(187)	$6,336
Cost of Sales	54	3,511	2,643	(187)	6,021
	(63)	122	256	-	315
Operating Expenses:
Selling, general and administrative	29	51	151	-	231
Other charges	-	17	13	-	30
Operating Income (Loss)	(92)	54	92	-	54

Other (Income) Expense:
Interest expense, net	48	6	(1)	-	53
Other, net	1	-	(5)	-	(4)
Equity in net earnings of subsidiaries	(86)	(7)	-	93	-
	(37)	(1)	(6)	93	49

Income (Loss) from Continuing Operations
before Income Taxes	(55)	55	98	(93)	5
Income Tax Expense (Benefit)	(50)	17	35	-	2
Income (Loss) from Continuing Operations	(5)	38	63	(93)	3
Loss from Discontinued Operation	-	-	(8)	-	(8)
Net Income (Loss)	$(5)	$38	$55	$(93)	$(5)

Condensed Consolidating Statement of Income for the six months ended March 28, 2009					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$4	$6,933	$6,274	$(383)	$12,828
Cost of Sales	282	6,745	5,913	(383)	12,557
	(278)	188	361	-	271
Operating Expenses:
Selling, general and administrative	60	102	263	-	425
Other charges	-	-	15	-	15
Operating Income (Loss)	(338)	86	83	-	(169)

Other (Income) Expense:
Interest expense, net	113	4	11	-	128
Other, net	-	(2)	23	-	21
Equity in net earnings of subsidiaries	(63)	26	-	37	-
	50	28	34	37	149

Income (Loss) from Continuing Operations
before Income Taxes and Minority Interest	(388)	58	49	(37)	(318)
Income Tax Expense (Benefit)	(153)	28	17	-	(108)
Income (Loss) from Continuing Operations before Minority Interest	(235)	30	32	(37)	(210)
Minority Interest	1	-	(3)	-	(2)
Income (Loss) from Continuing Operations	(236)	30	35	(37)	(208)
Income (Loss) from Discontinued Operation	20	8	(36)	-	(8)
Net Income (Loss)	$(216)	$38	$(1)	$(37)	$(216)

Condensed Consolidating Statement of Income for the six months ended March 29, 2008					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Net Sales	$3	$7,430	$5,775	$(396)	$12,812
Cost of Sales	49	7,262	5,267	(396)	12,182
	(46)	168	508	-	630
Operating Expenses:
Selling, general and administrative	54	96	296	-	446
Other charges	1	18	17	-	36
Operating Income (Loss)	(101)	54	195	-	148

Other (Income) Expense:
Interest expense, net	96	11	(3)	-	104
Other, net	(12)	(5)	(6)	-	(23)
Equity in net earnings of subsidiaries	(149)	(26)	-	175	-
	(65)	(20)	(9)	175	81

Income (Loss) from Continuing Operations
before Income Taxes	(36)	74	204	(175)	67
Income Tax Expense (Benefit)	(65)	17	71	-	23
Income from Continuing Operations	29	57	133	(175)	44
Loss from Discontinued Operation	-	-	(15)	-	(15)
Net Income	$29	$57	$118	$(175)	$29

Condensed Consolidating Balance Sheet as of March 28, 2009					in millions

			Non-
	TFI Parent	TFM Parent	Guarantor Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$-	$1	$816	$-	$817
Restricted cash	-	-	234	-	234
Accounts receivable, net	2	852	871	(642)	1,083
Inventories	1	580	1,483	-	2,064
Other current assets	57	69	102	(66)	162
Total Current Assets	60	1,502	3,506	(708)	4,360
Restricted cash	-	-	76	-	76
Net Property, Plant and Equipment	41	922	2,521	-	3,484
Goodwill	-	1,443	1,027	-	2,470
Intangible Assets	-	44	104	-	148
Other Assets	270	63	202	(136)	399
Investment in subsidiaries	8,632	898	-	(9,530)	-
Total Assets	$9,003	$4,872	$7,436	$(10,374)	$10,937
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$3	$234	$38	$-	$275
Trade accounts payable	33	374	550	-	957
Other current liabilities	850	100	536	(708)	778
Total Current Liabilities	886	708	1,124	(708)	2,010
Long-Term Debt	3,344	15	118	-	3,477
Deferred Income Taxes	-	94	273	(136)	231
Other Liabilities	140	160	286	-	586
Shareholders’ Equity	4,633	3,895	5,635	(9,530)	4,633
Total Liabilities and Shareholders’ Equity	$9,003	$4,872	$7,436	$(10,374)	$10,937

Condensed Consolidating Balance Sheet as of September 27, 2008					in millions
			Non-Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$140	$-	$110	$-	$250
Accounts receivable, net	1	726	1,353	(809)	1,271
Inventories, net	1	724	1,813	-	2,538
Other current assets	261	46	76	(240)	143
Assets of discontinued operation held for sale	-	-	159	-	159
Total Current Assets	403	1,496	3,511	(1,049)	4,361
Net Property, Plant and Equipment	43	960	2,516	-	3,519
Goodwill	-	1,502	1,009	-	2,511
Intangible Assets	-	47	81	-	128
Other Assets	147	91	159	(66)	331
Investment in subsidiaries	8,593	1,000	-	(9,593)	-
Total Assets	$9,186	$5,096	$7,276	$(10,708)	$10,850
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$8	$-	$-	$-	$8
Trade accounts payable	108	486	623	-	1,217
Other current liabilities	1,090	272	565	(1,049)	878
Total Current Liabilities	1,206	758	1,188	(1,049)	2,103
Long-Term Debt	2,632	249	7	-	2,888
Deferred Income Taxes	-	50	307	(66)	291
Other Liabilities	334	105	115	-	554
Shareholders’ Equity	5,014	3,934	5,659	(9,593)	5,014
Total Liabilities and Shareholders’ Equity	$9,186	$5,096	$7,276	$(10,708)	$10,850

Condensed Consolidating Statement of Cash Flows for the six months ended March 28, 2009					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(92)	$113	$411	$(25)	$407
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	(31)	(129)	-	(160)
Proceeds from sale of investments	-	-	9	-	9
Change in restricted cash - investing activities	-	-	(76)	-	(76)
Proceeds from sale of marketable securities, net	-	-	12	-	12
Proceeds from sale of discontinued operation	-	-	43	-	43
Acquisitions, net of cash acquired	(5)	-	(71)	-	(76)
Other, net	2	4	5	-	11
Cash Used for Investing Activities	(3)	(27)	(207)	-	(237)
Cash Flows From Financing Activities:
Net change in debt	707	-	91	-	798
Debt issuance costs	(57)	-	(1)	-	(58)
Change in restricted cash - financing activities	-	-	(234)	-	(234)
Purchase of treasury shares	(4)	-	-	-	(4)
Dividends	(30)	-	(25)	25	(30)
Stock options exercised and other, net	1	(6)	(81)	-	(86)
Net change in intercompany balances	(662)	(79)	741	-	-
Cash Provided by (Used for) Financing Activities	(45)	(85)	491	25	386
Effect of Exchange Rate Change on Cash	-	-	11	-	11
Increase (Decrease) in Cash and Cash Equivalents	(140)	1	706	-	567
Cash and Cash Equivalents at Beginning of Year	140	-	110	-	250
Cash and Cash Equivalents at End of Period	$-	$1	$816	$-	$817

Condensed Consolidating Statement of Cash Flows for the six months ended March 29, 2008					in millions
			Non-
			Guarantor
	TFI Parent	TFM Parent	Subsidiaries	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(67)	$(65)	$291	$(15)	$144
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1)	(61)	(148)	-	(210)
Proceeds from sale of investment	14	7	-	-	21
Purchase of marketable securities, net	-	-	(20)	-	(20)
Other, net	(18)	26	11	-	19
Cash Used for Investing Activities	(5)	(28)	(157)	-	(190)
Cash Flows From Financing Activities:
Net change in debt	179	(5)	(7)	-	167
Purchase of treasury shares	(16)	-	-	-	(16)
Dividends	(28)	-	(15)	15	(28)
Stock options exercised and other, net	(42)	(23)	(4)	-	(69)
Net change in intercompany balances	(21)	121	(100)	-	-
Cash Provided by (Used for) Financing Activities	72	93	(126)	15	54
Effect of Exchange Rate Change on Cash	-	-	3	-	3
Increase in Cash and Cash Equivalents	-	-	11	-	11
Cash and Cash Equivalents at Beginning of Year	3	-	39	-	42
Cash and Cash Equivalents at End of Period	$3	$-	$50	$-	$53

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities accounted for at fair value on a recurring basis at March 28, 2009, according to the valuation techniques we used to determine their fair values (in millions):

	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$-	$29	$-	$(24)	$5
Foreign Exchange Forward Contracts	-	2	-	(2)	-
Debt Securities	-	40	66	-	106
Deferred Compensation Assets	2	68	-	-	70
Stock Warrants	-	9	-	-	9
Total Assets	$2	$148	$66	$(26)	$190

Liabilities:
Commodity Derivatives	$-	$87	$-	$(82)	$5
Foreign Exchange Forward Contracts	-	7	-	(2)	5
Interest Rate Swap	-	3	-	(2)	1
Total Liabilities	$-	$97	$-	$(86)	$11

(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral in accordance with FIN 39-1, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At March 28, 2009, we had posted $80 million of cash collateral and held $20 million of cash collateral with various counterparties.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

Debt
Securities
Balance at September 27, 2008	$54
Total realized and unrealized gains (losses):
Included in earnings	(4)
Included in other comprehensive income (loss)	(1)
Purchases, issuances and settlements, net	17
Balance at March 28, 2009	$66
Total gains (losses) for the six-month period included in earnings attributable to the change in unrealized gains (losses) relating to
assets and liabilities still held as of March 28, 2009	$(4)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Assets and Liabilities: Our derivatives, including commodities, foreign exchange forward contracts and interest rate swap, primarily include exchange-traded and over-the-counter contracts which are further described in Note 5: Derivative Financial Instruments. We record our commodity derivatives at fair value using quoted market prices adjusted for credit and non-performance risk and internal models that use as their basis readily observable market inputs including current and forward commodity market prices. Our foreign exchange forward contracts are recorded at fair value based on quoted prices and spot and forward currency prices adjusted for credit and non-performance risk. Our interest rate swap is recorded at fair value based on quoted LIBOR swap rates adjusted for credit and non-performance risk. We classify these instruments in Level 2 when quoted market prices can be corroborated utilizing observable current and forward commodity market prices on active exchanges, observable market transactions of spot currency rates and forward currency prices or observable benchmark market rates at commonly quoted intervals.

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

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in other comprehensive income until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. If losses are determined to be other than temporary, the loss would be recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For the three and six month periods ending March 28, 2009, we recognized $4 million of other than temporary impairments, while no amounts were recognized in the three and six month periods ended March 29, 2008.

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

Stock Warrants: In October 2008, we received eight million warrants to purchase an equivalent amount of Syntroleum Corporation common stock for one cent each in return for our entering into a letter of credit to guarantee all of the Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds (see Note 10: Long-Term Debt) including Syntroleum Corporation’s 50 percent ownership portion. These warrants are classified as available-for-sale and expire in October 2012. We record the warrants in Other Assets in the Consolidated Condensed Balance Sheets at fair value based on quoted market prices. We classify the warrants as Level 2 as fair value can be corroborated based on observable market data. Unrealized gains (losses), net of tax, are recorded in other comprehensive income. Realized gains or losses on the sale of the securities and declines in value judged to be other than temporary would be recorded in earnings. In April 2009, we exercised these warrants for eight million shares of Syntroleum Corporation.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the six months ended March 28, 2009, we had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 1: Accounting Policies, the aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 related to nonfinancial assets and liabilities measured at fair value, but recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. We are currently reviewing the applicability of SFAS No. 157 to our nonfinancial assets and liabilities as well as the potential impact on our consolidated financial statements.

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

In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including us, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of our processing facilities. On May 9, 2002, the DOL filed a civil complaint styled Elaine L. Chao, Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. against us in the U.S. District Court for the Northern District of Alabama. The plaintiffs allege in the complaint that we violated the overtime provisions of the federal Fair Labor Standards Act ("FLSA") at our chicken-processing facility in Blountsville, Alabama. Through discovery and trial, the Secretary of Labor sought to require us to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor sought back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint and an injunction against future violations at that facility and all other chicken processing facilities we operate. The District Court granted the Company’s motion for partial summary judgment in part, ruling that the second meal period is appropriately characterized as non-compensable, and reserved the remaining issues for trial. The jury trial began on February 2, 2009, and concluded with a mistrial on April 13, 2009, when the jury failed to reach a unanimous verdict. The retrial is set to begin on August 18, 2009.

Several private lawsuits are pending against us alleging that we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the FLSA. These lawsuits include M.H. Fox, et al. v. Tyson Foods, Inc. (Fox), filed on June 22, 1999, in the U.S. District Court for the Northern District of Alabama, and DeAsencio v. Tyson Foods, Inc. (DeAsencio), filed on August 22, 2000, in the U.S. District Court for the Eastern District of Pennsylvania. Each of these matters involves similar allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. In Fox, the District Court denied class certification on November 16, 2006, and ordered the cases of the 10 named plaintiffs in the matter to proceed individually in the home jurisdictions of the named plaintiffs. Two of these cases (Brothers and Hatchett) were tried in November 2007 in Alabama with jury verdicts in favor of the plaintiffs. The District Court entered judgment in the final of these cases (Fox) after the Company made an offer of judgment to Fox, thereby avoiding trial, and also entered an attorneys' fee award to the plaintiffs' attorneys, which we have appealed to the United States Court of Appeals for the Eleventh Circuit. In DeAsencio, plaintiffs appealed a jury verdict and final judgment entered in our favor on June 22, 2006, in the District Court for the Eastern District of Pennsylvania. On September 7, 2007, the U.S. Court of Appeals for the Third Circuit reversed the jury verdict and remanded the case to the District Court for further proceedings. We sought rehearing en banc, which was denied by the Court of Appeals on October 5, 2007. The United States Supreme Court denied our petition for a writ of certiorari on June 9, 2008. The trial date has not been set.

In addition to Fox and DeAsencio, additional private lawsuits were filed against us since the beginning of fiscal 2007 which allege we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the FLSA. These lawsuits are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S. Dist. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E. Dist. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W. Dist. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, March 5, 2007); and Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, May 23, 2007). Similar to Fox and DeAsencio, each of these matters involves allegations employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation. The motion for transfer was granted on August 17, 2007. The cases listed above and five other cases subsequently filed involving the same allegations, Armstrong, et al. v. Tyson Foods, Inc. (W. Dist. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E. Dist. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E. Dist. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W. Dist. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W. Dist. North Carolina, February 6, 2008), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (“MDL Proceedings”). On January 2, 2008, the Judge in the MDL Proceedings issued a Joint Scheduling and Case Management Order. The Order granted Conditional Class Certification and called for notice to be given to potential putative class members via a third party administrator. The potential class members had until April 18, 2008, to “opt–in” to the class. Approximately 13,800 employees and former employees filed their consents to “opt-in” to the class. The parties are conducting discovery at eight of our facilities and our corporate headquarters in Springdale, Arkansas, through May 18, 2009. Discovery may be conducted at additional facilities in the future. On October 15, 2008, the Judge in the MDL Proceedings denied the plaintiffs’ motion for equitable tolling, which reduces the time period for which the plaintiffs may seek damages. However, in addition to the consents already obtained, the Court allowed plaintiffs to obtain corrected and reaffirmed opt-in consents that were previously filed as part of the Fox action. The deadline for filing these consents was December 31, 2008, and according to the third party administrator, approximately 4,000 reaffirmed consents were filed, some or all of which may be in addition to the approximately 13,800 consents filed previously.

We have pending eleven separate wage and hour actions involving TFM’s plants located in Lexington, Nebraska (Lopez, et al. v. Tyson Foods, Inc., District of Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., District of Kansas, May 15, 2006), Storm Lake, Iowa (Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Robinson, et al. v. Tyson Foods, Inc., d/b/a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007) , Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., District of Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., District of Nebraska, February 29, 2008), Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Council Bluffs, Iowa (Maxwell (f/k/a Salazar), et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, April 29, 2008; Logansport, Indiana (Carter, et al.

v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008); and Goodlettsville, Tennessee (Abadeer v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc., M.D. Tennessee, February 6, 2009). The actions allege we failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the FLSA and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. We filed a motion for partial summary judgment in Garcia, based upon an injunction entered in Reich v. IBP, which outlined the types of activities at issue here that are compensable. The District Court of Kansas denied the motion, and we appealed to the Tenth Circuit Court of Appeals, arguing that the District Court’s ruling had the effect of improperly modifying the injunction. On July 23, 2008, we filed a motion to transfer the pending actions to the District of Kansas for consolidated pretrial proceedings. On October 9, 2008, the motion to transfer was denied by the Judicial Panel on Multidistrict Litigation. The effect of this order was that the stays previously entered in the individual actions were lifted and each case has resumed and is proceeding in its original jurisdiction.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and six other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts a number of state and federal causes of action including, but not limited to, counts under Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and state-law public nuisance theories. The amended complaint asserts that defendants and certain contract growers who are not named in the complaint polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed ("IRW") through the land application of poultry litter. Oklahoma asserts that this alleged pollution has also caused extensive injury to the environment (including soils and sediments) of the IRW and that the defendants have been unjustly enriched. Oklahoma's claims cover the entire IRW, which encompasses more than one million acres of land and the natural resources (including lakes and waterways) contained therein. Oklahoma seeks wide-ranging relief, including injunctive relief, compensatory damages in excess of $800 million, an unspecified amount in punitive damages and attorneys' fees. We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the amended complaint. The district court has stayed proceedings on the third party complaint pending resolution of Oklahoma's claims against the defendants. On November 14, 2007, Oklahoma filed a motion under RCRA requesting a preliminary injunction to halt the land application of poultry litter in the IRW. Oklahoma's motion for a preliminary injunction asserted that bacteria from poultry litter are causing an imminent and substantial endangerment to human health and the environment throughout the IRW. A multi-week evidentiary hearing on the preliminary injunction was completed on March 6, 2008. On September 29, 2008, the court entered an order denying the preliminary injunction. On October 17, 2008, Oklahoma filed a notice of appeal of the district court’s denial of the preliminary injunction in the United States Court of Appeals for the Tenth Circuit. Oral arguments in this appeal were presented on March 11, 2009. The Court of Appeals has not issued its ruling. On October 31, 2008, the defendants filed a motion to dismiss for failure to join the Cherokee Nation as a required party or, in the alternative, for judgment as a matter of law based on the plaintiffs' lack of standing. Discovery in Oklahoma's case against defendants is ongoing. Trial is currently scheduled for September 2009.

NOTE 13: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for the pension and other postretirement benefit plans recognized in the Consolidated Condensed Statements of Income were as follows (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	Mar. 28	Mar. 29	Mar. 28	Mar. 29	Mar. 28	Mar. 29
	2009	2008	2009	2008	2009	2008
Service cost	$-	$-	$1	$1	$-	$-
Interest cost	2	1	-	1	-	1
Expected return on plan assets	(1)	(2)	-	-	-	-
Recognized actuarial gain	-	-	-	-	(1)	1
Net periodic benefit cost	$1	$(1)	$1	$2	$(1)	$2

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
	Mar. 28	Mar. 29	Mar. 28	Mar. 29	Mar. 28	Mar. 29
	2009	2008	2009	2008	2009	2008
Service cost	$-	$-	$2	$2	$-	$-
Interest cost	3	3	1	1	1	2
Expected return on plan assets	(3)	(4)	-	-	-	-
Recognized actuarial gain	-	-	-	-	(1)	1
Net periodic benefit cost	$-	$(1)	$3	$3	$-	$3

NOTE 14: INCOME TAXES

The effective tax rate for continuing operations was (108.9)% and 35.9% for the second quarter of fiscal years 2009 and 2008, respectively. The effective tax rate was 34.0% and 34.1% for the six months of fiscal years 2009 and 2008, respectively. For the second quarter of fiscal 2009, we changed our method of calculating our interim tax provision. FASB Interpretation No. 18, “Accounting for Taxes in Interim Periods,” requires the calculation of interim period taxes based on the estimated annual effective tax rate, unless the estimated annual effective tax rate cannot be reliably estimated. At the first quarter of fiscal 2009, an annual effective tax rate was estimated and that rate was used to compute the income tax benefit for the quarter. Due to the volatile economy and operating environment of our industry, we have experienced rapidly changing operating conditions and results. This has resulted in a large range in the estimate of the annual effective tax rate. Consequently, in the second quarter of fiscal 2009, we switched from estimating interim period taxes on the annual method to the year-to-date method. The actual year-to-date effective rate for the six months of fiscal 2009 was additionally impacted by such items as state income taxes, tax planning in foreign jurisdictions, general business credits, certain nondeductible and nontaxable items, and state and foreign valuation allowances.

Unrecognized tax benefits were $220 million and $230 million at September 27, 2008 and March 28, 2009, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $73 million and $87 million at September 27, 2008 and March 28, 2009, respectively.

We classify interest and penalties on unrecognized tax benefits as income tax expense. At the beginning of fiscal 2009, before tax benefits, we had $67 million of accrued interest and penalties on unrecognized tax benefits. There was no material change to this amount during the six months of fiscal 2009.

As of March 28, 2009, we are subject to income tax examinations for U.S. federal income taxes for fiscal years 1998 through 2007, excluding fiscal years 2001 and 2002, and for foreign, state and local income taxes for fiscal years 2001 through 2007. Within the next twelve months, we do not expect a material change to unrecognized tax benefits.

NOTE 15:  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Numerator:
Income (loss) from continuing operations	$(90)	$3	$(208)	$44
Less Dividends:
Class A ($0.040/share/quarter)	13	12	25	23
Class B ($0.036/share/quarter)	2	2	5	5
Undistributed earnings (losses)	$(105)	$(11)	$(238)	$16

Class A undistributed earnings (losses)	(87)	(9)	(197)	13
Class B undistributed earnings (losses)	(18)	(2)	(41)	3
Total undistributed earnings (losses)	$(105)	$(11)	$(238)	$16

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	303	280	303	280
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	-	5	-	5
Denominator for diluted earnings per
share – adjusted weighted average
shares and assumed conversions	373	355	373	355

Earnings (Loss) Per Share from Continuing Operations:
Class A Basic	$(0.25)	$0.01	$(0.57)	$0.13
Class B Basic	$(0.22)	$0.01	$(0.51)	$0.12
Diluted	$(0.24)	$0.01	$(0.56)	$0.13
Net Earnings (Loss) Per Share:
Class A Basic	$(0.29)	$(0.02)	$(0.59)	$0.08
Class B Basic	$(0.26)	$(0.01)	$(0.53)	$0.08
Diluted	$(0.28)	$(0.02)	$(0.58)	$0.08

Approximately 26 million and 25 million of our option shares were antidilutive for the three and six months ended March 28, 2009, respectively, and 12 million and 11 million were antidilutive for the three and six months ended March 29, 2008. These shares were not included in the dilutive earnings per share calculation.

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

NOTE 16:  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Net income (loss)	$(104)	$(5)	$(216)	$29
Other comprehensive income, net of tax:
Currency translation adjustment	(20)	4	(94)	9
Currency translation adjustment reclassified
to loss on discontinued operation	(37)	-	(37)	-
Unrealized gain (loss) on investments	3	-	(4)	-
Unrealized loss on investments
reclassified to other income	4	-	4	-
Postretirement benefits reserve adjustment	-	-	(5)	(1)
Net hedging unrealized gain (loss)	(14)	16	(32)	23
Net hedging unrealized (gain) loss
reclassified to earnings	18	1	23	-
Total comprehensive income (loss)	$(150)	$16	$(361)	$60

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Income tax expense (benefit):
Currency translation adjustment	$(1)	$-	$-	$-
Unrealized gain (loss) on investments	-	-	(1)	-
Unrealized loss on investments
reclassified to other income	1	-	1	-
Postretirement benefits reserve adjustment	-	-	5	1
Net hedging unrealized gain (loss)	(9)	11	(20)	15
Net hedging unrealized (gain) loss
reclassified to earnings	11	-	14	-
Total income tax expense (benefit)	$2	$11	$(1)	$16

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

Information on segments and a reconciliation to income (loss) from continuing operations before income taxes and minority interest are as follows (in millions):

	Three Months Ended				Six Months Ended
	March 28, 2009		March 29, 2008		March 28, 2009		March 29, 2008
Sales:
Chicken	$2,360		$2,158		$4,594		$4,260
Beef	2,419		2,720		5,082		5,581
Pork	844		824		1,722		1,660
Prepared Foods	684		634		1,430		1,311
Total Sales	$6,307		$6,336		$12,828		$12,812

Operating Income (Loss):
Chicken	$(46)		$(45)	(b)	$(332)		$3	(b)
Beef	28		6	(c)	28		(62)	(c)
Pork	29		69	(d)	84		148	(d)
Prepared Foods	19	(a)	24		54	(a)	59
Other	(1)		-		(3)		-
Total Operating Income (Loss)	29		54		(169)		148	(e)

Other Expense, net	72		49		149		81	(f)

Income (Loss) from Continuing Operations before Income Taxes and Minority Interest	$(43)		$5		$(318)		$67

a.	Includes $15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.
b.	Includes charges of $13 million related to the closing of our Wilkesboro, North Carolina, cooked products plant and $5 million related to software impairments.
c.	Includes charges of $17 million related to the restructuring of our Emporia, Kansas, operation and $8 million related to the impairment of packaging equipment.
d.	Includes charges of $4 million related to the impairment of packaging equipment.
e.	Includes charges of $6 million related to severance accruals, which were allocated among the segments.
f.	Includes an $18 million non-operating gain related to the sale of an investment.

The Beef segment had sales of $35 million and $33 million in the second quarter of fiscal years 2009 and 2008, respectively, and sales of $70 million and $61 million in the six months of fiscal years 2009 and 2008, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $108 million and $123 million in the second quarter of fiscal years 2009 and 2008, respectively, and sales of $233 million and $244 million in the six months of fiscal years 2009 and 2008, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

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

Overview
●

Chicken Segment – Second quarter fiscal 2009 operating results improved $240 million as compared to the first quarter of fiscal 2009 due to decreased grain costs and reduced losses from our commodity risk management activities related to grain and energy purchases. Sales volume for the quarter was also up as inventory levels were reduced.

●	Beef Segment – Operating income was $28 million in the second quarter of fiscal 2009, despite a reduction in sales volume.
●

Pork Segment – Operating margins were $29 million, or 3.4%, down compared to the same period last year, as fiscal 2008 was a record year for the pork segment due to the strong domestic and export demand.

●	Prepared Foods Segment – Operating margins were $19 million, or 2.8%, and included $15 million in charges for the closing of the Ponca City, Oklahoma, processed meats plant.
●

Liquidity - In March 2009, we replaced our then existing $1.0 billion revolving credit facility set to expire in fiscal 2010 with a new $1.0 billion revolving credit facility which expires in March 2012. In addition, we issued $810 million of senior notes. In conjunction with these transactions, we paid down and terminated our accounts receivable securitization agreement. These transactions helped to strengthen our liquidity position and resulted in over $1.1 billion in total cash (including restricted cash) at March 28, 2009.

●

Dispositions – In March 2009, we completed the sale of the beef processing, cattle feed yard and fertilizer assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside) to XL Foods Inc., a Canadian-owned beef processing business, and an entity affiliated with XL Foods Inc. We received total consideration of $145 million. This included (a) $43 million cash received at closing, (b) $78 million of collateralized notes receivable from either XL Foods or an affiliated entity to be recovered throughout the next two years and (c) $24 million of XL Foods Preferred Stock to be recovered over the next five years. In addition to consideration received from XL Foods, we also have approximately $12 million of net cash inflows expected from clearing receivable and payable balances.

in millions, except per share data	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net income (loss)	$(104)	$(5)	$(216)	$29
Net income (loss) - per diluted share	(0.28)	(0.02)	(0.58)	0.08

Second quarter of fiscal 2009 – Net income (loss) includes the following items:
●	The impact of changing the method of recognizing interim income taxes.
Second quarter and six months of fiscal 2009 – Net income (loss) includes the following items:
●	$15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.
Second quarter and six months of fiscal 2008 – Net income (loss) included the following items:
●	$17 million charge related to the restructuring of our Emporia, Kansas, beef operation;
●	$13 million charge related to the closing of our Wilkesboro, North Carolina, cooked products poultry plant;
●	$12 million charge related to the impairment of packaging equipment; and
●	$5 million in charges related to software impairments.
Six months of fiscal 2008 – Net income (loss) included the following items:
●	$18 million non-operating gain related to the sale of an investment; and
●	$6 million of severance charges related to the FAST initiative.

Outlook

●

Chicken – We expect to continually improve through the latter half of fiscal 2009. We should see an improvement in pricing into the summer months, while grain prices are currently at more stable levels as compared to the previous several quarters. We have worked through the majority of our long grain positions, with the exception of those related to our cost-plus customers.

●	Beef – Fed cattle supplies should be adequate into the summer and fall. Domestic demand will largely depend on the overall economy, while international demand has improved recently.
●

Pork – While we expect hog supplies will be lower than the record highs experienced in 2008, we should have sufficient supplies to run our business effectively. We feel we should be able to manage margins within our normalized range.

●	Prepared Foods – We expect the increased demand for our products will continue, while margins should hold within our normalized range.
●

In April 2009, pork product values declined sharply with the initial label of the H1N1 flu as swine flu. Additionally, the live hog prices and CME lean hog futures markets declined sharply. It is currently too early to determine the impact on our pork and prepared foods businesses. Management is monitoring this situation closely and making adjustments where needed.

Summary of Results – Continuing Operations

Sales

in millions	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Sales	$6,307	$6,336	$12,828	$12,812
Change in average sales price	(5.1)%		(0.9)%
Change in sales volume	4.9%		1.1%
Sales growth (decline)	(0.5)%		0.1%

Second quarter - Fiscal 2009 vs Fiscal 2008
●

The decline in sales included lower average sales prices, which accounted for a decrease of approximately $283 million. This decrease was driven by a reduction in average sales prices in the Beef segment. In addition, inventory reductions and recent acquisitions in the Chicken segment led to an overall decrease in average sales prices, as most of the inventory reduction related to commodity products shipped internationally and sales volume from recent acquisitions are on average lower priced products.

●

Sales were positively impacted by higher sales volume, which accounted for an increase of approximately $254 million. This included an increase in Chicken segment sales volume, which was driven by inventory reductions and sales volumes related to recent acquisitions. This was partially offset by reductions in Beef and Pork segment volumes, due primarily to lower export sales volumes.

Six months - Fiscal 2009 vs Fiscal 2008
●

Sales were positively impacted by higher sales volume, which accounted for an increase of approximately $26 million. This included an increase in Chicken segment sales volume, which was driven by inventory reductions and sales volumes related to recent acquisitions. This was partially offset by reductions in Beef and Pork segment volumes, due primarily to lower export sales volumes.

●

The decline in sales included lower average sales prices, which accounted for a decrease of approximately $10 million. This decrease was driven by a reduction in average sales prices in the Beef segment. In addition, inventory reductions and recent acquisitions in the Chicken segment led to an overall decrease in average sales prices, as most of the inventory reduction related to commodity products shipped internationally and sales volume from recent acquisitions are on average lower priced products. These decreases were partially offset by increases in average sales prices in our Pork and Prepared Foods segments.

Cost of Sales

in millions	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Cost of sales	$6,054	$6,021	$12,557	$12,182
Gross margin	$253	$315	$271	$630
Cost of sales as a percentage of sales	96.0%	95.0%	97.9%	95.1%

Second quarter - Fiscal 2009 vs Fiscal 2008
●	Cost of sales increased $33 million. Higher sales volume increased cost of sales $236 million, offset partially by a reduction in cost per pound reducing cost of sales $203 million.
●

Increase due to net losses of $63 million in the second quarter of fiscal 2009, as compared to net gains of $43 million in the second quarter of fiscal 2008, from our commodity risk management activities related to grain and energy purchases, which exclude the impact from related physical purchase transactions that will impact current and future period operating results.

	●	Increase in average live hog costs of approximately $34 million.
	●	Decrease in average domestic live cattle costs of approximately $195 million.
Six months - Fiscal 2009 vs Fiscal 2008
●

Cost of sales increased $375 million. Cost per pound contributed to a $378 million increase, as sales volume increases in the Chicken and Prepared Foods segments were offset by sales volume decreases in the Beef and Pork segments.

●

Increase due to net losses of $251 million in the six months of fiscal 2009, as compared to net gains of $70 million in the six months of fiscal 2008, from our commodity risk management activities related to grain and energy purchases, which exclude the impact from related physical purchase transactions that will impact current and future period operating results.

	●	Increase in grain costs in the Chicken segment of approximately $172 million.
	●	Increase in average live hog costs of approximately $89 million.
	●	Increase in Prepared Foods raw material costs of approximately $40 million.
	●	Decrease in average domestic live cattle costs of approximately $286 million.

Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Selling, general and administrative expenses	$209	$231	$425	$446
As a percentage of sales	3.3%	3.6%	3.3%	3.5%

Second quarter - Fiscal 2009 vs Fiscal 2008
●	Decrease of $16 million related to advertising and sales promotions.
Six months - Fiscal 2009 vs Fiscal 2008
●	Decrease of $25 million related to advertising and sales promotions.
●	Increase of $8 million related to negative investment returns on company-owned life insurance.

Other Charges

in millions	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Other charges	$15	$30	$15	$36

Second quarter and six months of fiscal 2009
●	Includes $15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.
Second quarter and six months of fiscal 2008
●	Includes $17 million charge related to the restructuring of our Emporia, Kansas, beef operation.
●	Includes $13 million charge related to the closing of our Wilkesboro, North Carolina, cooked products poultry plant.
Six months of fiscal 2008
●	Includes $6 million of severance charges related to the FAST initiative.

Interest Expense

in millions	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Cash interest expense	$66	$54	$123	$106
Noncash interest expense	8	1	14	2
Total Interest Expense	74	55	137	108

Fiscal 2009 vs Fiscal 2008
●

Cash interest expense includes interest expense related to the coupon rates for senior notes, commitment/letter of credit fees incurred on our revolving credit facility, as well as other miscellaneous recurring cash payments. The increase is due primarily to higher average weekly indebtedness of approximately 10% and 12%, respectively, for the three and six months ending March 28, 2009, as compared to the same periods last year. We also had an increase in the overall average borrowing rates.

●

Noncash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. The increase is primarily due to debt issuance costs incurred on the new credit facility, the 2014 Notes and amendment fees paid in December 2008 on our then existing credit agreements. In addition, we had a slight increase due to the accretion of the debt discount on the 2014 Notes. Noncash interest expense for the six months ending March 28, 2009, includes a $3 million unrealized loss on our interest rate swap.

Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Other (income) expense, net	$3	$(4)	$21	$(23)

Six months of fiscal 2009
●	Includes $19 million in foreign currency exchange loss.
Six months of fiscal 2008
●	Includes $18 million non-operating gain related to the sale of an investment.

Effective Tax Rate

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Effective tax rate	(108.9)%	35.9%	34.0%	34.1%

Second quarter and six months of fiscal 2009 – The effective tax rate was impacted by:
●	the change in method from estimated annual to year to date;
●	tax planning in foreign jurisdictions;
●	general business credits;
●	amounts relating to company-owned life insurance and certain other nondeductible expense items; and
●	state and foreign valuation allowances.
Second quarter and six months of fiscal 2008 – The effective tax rate was impacted by:
●	the Domestic Production Deduction;
●	general business credits;
●	amounts related to company-owned life insurance and certain other nondeductible expense items; and
●	composition of income and loss between domestic and foreign operations.

Segment Results

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and segment profit (loss), which we measure at the operating income (loss) level.

in millions	Sales
	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Chicken	$2,360	$2,158	$4,594	$4,260
Beef	2,419	2,720	5,082	5,581
Pork	844	824	1,722	1,660
Prepared Foods	684	634	1,430	1,311
Total	$6,307	$6,336	$12,828	$12,812

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Chicken	$(46)	$(45)	$(332)	$3
Beef	28	6	28	(62)
Pork	29	69	84	148
Prepared Foods	19	24	54	59
Other	(1)	-	(3)	-
Total	$29	$54	$(169)	$148

Chicken Segment Results

in millions
	Three Months Ended			Six Months Ended
	March 28,	March 29,		March 28,	March 29,
	2009	2008	Change	2009	2008	Change
Sales	$2,360	$2,158	$202	$4,594	$4,260	$334
Sales Volume Change			14.7%			9.8%
Avg. Sales Price Change			(4.7)%			(1.8)%

Operating Income (Loss)	$(46)	$(45)	$(1)	$(332)	$3	$(335)
Operating Margin	(1.9)%	(2.1)%		(7.2)%	0.1%

Second quarter and six months of fiscal 2008
●	Includes $13 million charge related to the closing of our Wilkesboro, North Carolina, cooked products plant.
●	Includes $5 million in charges related to software impairments.

Second quarter and six months - Fiscal 2009 vs Fiscal 2008
●

Operating results were impacted positively by increased sales volume, partially offset by lower average sales prices. The increase in sales volume for both the second quarter and six months of fiscal 2009 was due to inventory reductions and sales volume related to recent acquisitions. The inventory reductions and recent acquisitions led to an overall decrease in average sales prices, as most of the inventory reduction related to commodity products shipped internationally and sales volume from recent acquisitions are on average lower priced products. Operating results were adversely impacted in the second quarter and six months of fiscal 2009, as compared to the same periods of fiscal 2008, by a decline of $106 million and $321 million, respectively, from our commodity risk management activities related to grain and energy purchases. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results. As compared to the same periods of fiscal 2008, operating results were also adversely impacted in the six months of fiscal 2009 by an increase in grain costs of $172 million, while we had a slight benefit from a reduction in grain costs during the second quarter of fiscal 2009.

Beef Segment Results

in millions
	Three Months Ended			Six Months Ended
	March 28,	March 29,		March 28,	March 29,
	2009	2008	Change	2009	2008	Change
Sales	$2,419	$2,720	$(301)	$5,082	$5,581	$(499)
Sales Volume Change			(3.2)%			(7.1)%
Avg. Sales Price Change			(8.2)%			(1.9)%

Operating Income (Loss)	$28	$6	$22	$28	$(62)	$90
Operating Margin	1.2%	0.2%		0.6%	(1.1)%

Second quarter and six months of fiscal 2008
●	Includes $17 million charge related to the restructuring of our Emporia, Kansas, operation.
●	Includes $8 million charge related to the impairment of packaging equipment.

Second quarter and six months - Fiscal 2009 vs Fiscal 2008
●

Operating results as compared to the same periods in 2008 were impacted positively by lower average live prices, offset by lower average sales prices and decreased sales volume. Operating results were impacted in the second quarter and six months of fiscal 2009 by a decline of $6 million and an improvement of $35 million, respectively, from our commodity risk management activities related to forward futures contracts for live cattle as compared to the same periods of fiscal 2008. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Pork Segment Results

in millions
	Three Months Ended			Six Months Ended
	March 28,	March 29,		March 28,	March 29,
	2009	2008	Change	2009	2008	Change
Sales	$844	$824	$20	$1,722	$1,660	$62
Sales Volume Change			(1.2)%			(3.0)%
Avg. Sales Price Change			3.7%			7.0%

Operating Income	$29	$69	$(40)	$84	$148	$(64)
Operating Margin	3.4%	8.4%		4.9%	8.9%

Second quarter and six months of fiscal 2008
●	Includes $4 million charge related to the impairment of packaging equipment.

Second quarter and six months - Fiscal 2009 vs Fiscal 2008
●

Operating results as compared to the same periods in fiscal 2008 were impacted positively by increased average sales prices, offset by higher average live prices and decreased sales volume. Operating results were impacted in the second quarter and six months of fiscal 2009 by a decline of $17 million and $37 million, respectively, from our commodity risk management activities related to forward futures contracts for live hogs as compared to the same periods of fiscal 2008. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results. Operating results were negatively impacted by higher operating costs as compared to the same periods of fiscal 2008.

Prepared Foods Segment Results

in millions
	Three Months Ended			Six Months Ended
	March 28,	March 29,		March 28,	March 29,
	2009	2008	Change	2009	2008	Change
Sales	$684	$634	$50	$1,430	$1,311	$119
Sales Volume Change			5.1%			4.4%
Avg. Sales Price Change			2.7%			4.5%

Operating Income	$19	$24	$(5)	$54	$59	$(5)
Operating Margin	2.8%	3.8%		3.8%	4.5%

Second quarter and six months of fiscal 2009
●	Includes $15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.

Second quarter and six months - Fiscal 2009 vs Fiscal 2008
●	Operating results were impacted positively by higher average sales prices and increased sales volumes, offset in the six months of fiscal 2009 by higher raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs for working capital, capital expenditures and growth opportunities are expected to be met with current cash on hand, cash flows provided by operating activities, or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance through capital markets transactions. The amount, nature and timing of any capital markets transactions will depend on our operating performance and other circumstances, our then-current commitments and obligations, the amount, nature and timing of our capital requirements, any limitations imposed by our current credit arrangements and overall market conditions.

Cash Flows from Operating Activities

in millions	Six Months Ended
	March 28, 2009	March 29, 2008
Net income (loss)	$(216)	$29
Non-cash items in net income (loss):
Depreciation and amortization	245	251
Deferred taxes and other, net	11	33
Changes in working capital	367	(169)
Net cash provided by operating activities	$407	$144

Changes in working capital for the six months ended:
●

March 28, 2009 – Operating cash flows increased due to lower inventory and accounts receivable balances, partially offset by a lower accounts payable balance and the change in income tax receivable/payable balances.

●	March 29, 2008 – Operating cash flows decreased primarily due to a higher inventory balance and the change in derivative-related balances, partially offset by a lower accounts receivable balance.

Cash Flows from Investing Activities

in millions	Six Months Ended
	March 28, 2009	March 29, 2008
Additions to property, plant and equipment	$(160)	$(210)
Proceeds from sale of property, plant and equipment	7	19
Proceeds from sale of investments	9	21
Proceeds from sale (Purchases) of marketable securities, net	12	(20)
Acquisitions, net of cash acquired	(76)	-
Proceeds from sale of discontinued operation	43	-
Change in restricted cash to be used for investing activities	(76)	-
Other, net	4	-
Net cash used for investing activities	$(237)	$(190)

●	Expenditures for property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.
	●	Capital spending for fiscal 2009 is expected to be less than $450 million, which includes the following:
		●	approximately $275-$300 million on current core business capital spending:
		●	approximately $60-$70 million on post-acquisition capital spending related to our Brazil and China acquisitions; and
●

approximately $75-$80 million related to Dynamic Fuels LLC (Dynamic Fuels) facility. The cost to construct the facility is estimated to be $138 million, which was funded by $100 million of Gulf Opportunity Zone tax-exempt bonds issued in October 2008, along with equity contributions made by Tyson and Syntroleum Corporation. Construction began in October 2008 and will continue through late 2009, with production targeted for early 2010.

●

In October 2008, we acquired three vertically integrated poultry companies in southern Brazil. The aggregate purchase price was $67 million, which included $17 million of mandatory deferred payments to be made through 2011. In addition, we have $11 million of contingent purchase price based on production volumes payable through fiscal 2010. Additionally, once the joint venture agreements with Shandong Xinchang Group in China receive the necessary government approvals, we expect to spend $110-$115 million to acquire a 60% ownership. We expect this to be finalized during fiscal 2009.

●

In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. The cash received from these bonds is restricted and can only be used towards the construction of the Dynamic Fuels’ facility.

Cash Flows from Financing Activities

in millions	Six Months Ended
	March 28, 2009	March 29, 2008
Net borrowings (payments) on revolving credit facilities	$(2)	$195
Payments on debt	(51)	(31)
Proceeds from borrowings of debt	851	3
Purchases of treasury shares	(4)	(16)
Dividends	(30)	(28)
Change in negative book cash balances	(90)	(73)
Change in restricted cash to be used for financing activities	(234)	-
Debt issuance costs	(58)	-
Stock options exercised and other, net	4	4
Net cash provided by financing activities	$386	$54

●	Net borrowings (payments) on revolving credit facilities primarily include activity related to the accounts receivable securitization.
●

In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the Federal government to the regions affected by Hurricane Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033.

●

In March 2009, we issued $810 million of senior unsecured notes, which will mature in March 2014 (2014 Notes). After the original issue discount of $59 million, based on an issue price of 92.756% of face value, we received net proceeds of $751 million. We used the net proceeds towards the repayment of our borrowings under the accounts receivable securitization facility and for other general corporate purposes.

●	In conjunction with the entry into our new credit facility and the issuance of the 2014 Notes, we paid $48 million for debt issuance costs.
●

We have $234 million of 7.95% Notes due February 2010 (2010 Notes). We placed $234 million of the net proceeds from the 2014 Notes in a blocked cash collateral account which will be used for the payment, prepayment, repurchase or defeasance of the 2010 Notes.

●	We have $961 million of 8.25% Notes due October 2011 (2011 Notes). We plan presently to use current cash on hand and cash flows from operations as payment on the 2011 Notes.

Liquidity

in millions
			Outstanding
			Letters of
	Commitments	Facility	Credit (no	Amount	Amount
	Expiration Date	Amount	draw downs)	Borrowed	Available
Cash and cash equivalents					$817

Revolving credit facility	March 2012	$1,000	$379	$-	$621
Total liquidity					$1,438

●

The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

●

With the entry into the new revolving credit facility and issuance of the 2014 Notes in March 2009, we repaid all outstanding borrowings under our accounts receivable securitization facility and then terminated the facility.

●

We completed the sale of Lakeside in March 2009. We plan to use available proceeds to pay down debt and for other general corporate purposes. Inclusive of working capital of Lakeside initially retained by us at closing, as well as consideration received from XL Foods, we received $43 million at closing and expect the following future cash flows based on the March 28, 2009, currency exchange rate: approximately $50 million in the remainder of fiscal 2009; $40 million in notes receivable, plus interest, to be paid over two years by XL Foods; and $24 million of XL Foods preferred stock redeemable over five years. The discontinuance of Lakeside’s operation will not have a material effect on our future operating cash flows.

●	Our current ratio was 2.17 to 1 and 2.07 to 1 at March 28, 2009, and September 27, 2008, respectively.

Deterioration of Credit and Capital Markets

Credit market conditions deteriorated rapidly during our fourth quarter of fiscal 2008 and continued into fiscal 2009. Several major banks and financial institutions failed or were forced to seek assistance through distressed sales or emergency government measures. While not all-inclusive, the following summarizes some of the impacts to our business:

Credit Facility

Cash flows from operating activities and current cash on hand are our primary source of liquidity for funding debt service and capital expenditures. However, we rely on our revolving credit facility to provide additional liquidity for working capital needs, letters of credit, and as a source of financing for growth opportunities. Our revolving credit facility has total committed capacity of $1.0 billion. As of March 28, 2009, we had outstanding letters of credit totaling $379 million, none of which were drawn upon, which left $621 million available for borrowing. Our revolving credit facility is funded by a syndicate of 17 banks, with commitments ranging from $6 million to $115 million per bank. If any of the banks in the syndicate were unable to perform on their commitments to fund the facility, our liquidity could be impaired, which could reduce our ability to fund working capital needs, support letters of credit or finance our growth opportunities. Current market conditions have also resulted in higher credit spreads on long-term borrowings and reduced demand for new corporate debt issuances.

Customers/Suppliers

The financial condition of some of our customers and suppliers could also be impaired by current market conditions. Although we have not experienced a material increase in customer bad debts or non-performance by suppliers, current market conditions increase the probability that we could experience losses from customer or supplier defaults. Should current credit and capital market conditions result in a prolonged economic downturn in the United States and abroad, demand for protein products could be reduced, which could result in a reduction of sales, operating income and cash flows. In addition, we rely on livestock producers throughout the country to supply our live cattle and hogs. If these producers are adversely impacted by the current economic conditions and go out of business, our livestock supply for processing could be significantly impacted.

Investments

The value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets, has been negatively impacted by the recent market declines. These instruments were recorded at fair value as of March 28, 2009. During the second quarter and six months of fiscal 2009, we had a reduction in fair value, resulting in the recognition through earnings of $8 million and $24 million, respectively.

We currently oversee two domestic and one foreign subsidiary non-contributory qualified defined benefit pension plans. All three pension plans are frozen to new participants and no additional benefits will accrue for participants. Based on our 2008 actuarial valuation, we contributed $1 million to these plans for fiscal 2009. We also have one domestic unfunded defined benefit plan. Based on our 2008 actuarial valuation, we anticipate contributions of approximately $1 million to this plan in fiscal 2009.

Financial Instruments

As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to commodity purchases. Similar to the capital markets, the commodities markets have seen a decline over the past several months. Grain and some energy prices reached an all-time high during our fourth quarter of fiscal 2008 before falling sharply. While the reduction in grain and energy prices benefit us long-term, we recorded losses related to these financial instruments in the second quarter and six months of fiscal 2009 of $63 million and $251 million, respectively.

Insurance

We rely on insurers as a protection against liability claims, property damage and various other risks. Our primary insurers maintain an A.M. Best Financial Strength Rating of A or better. Nevertheless, we continue to monitor this situation as insurers have been and are expected to continue to be impacted by the current capital market environment.

Capitalization

in millions
	March 28, 2009	September 27, 2008
Senior Notes	$3,573	$2,858
GO Zone tax-exempt bonds	100	-
Other indebtedness	79	38
Total Debt	$3,752	$2,896

Total Equity	$4,633	$5,014

Debt to Capitalization Ratio	44.7%	36.6%

●

In March 2009, we issued $810 million of senior unsecured notes, which will mature in March 2014 (2014 Notes). The 2014 Notes had an original issue discount of $59 million, based on an issue price of 92.756% of face value. We used the net proceeds towards the repayment of our borrowings under the accounts receivable securitization facility and for other general corporate purposes.

●	At March 28, 2009, we had a total of $1.1 billion of cash and cash equivalents and restricted cash.

Credit Ratings

2016 Notes

On September 4, 2008, Standard & Poor’s (S&P) downgraded the credit rating from “BBB-” to “BB.” This downgrade increased the interest rate on the senior notes due April 1, 2016 (2016 Notes) from 6.85% to 7.35%, effective beginning with the six-month interest payment due October 1, 2008.

On November 13, 2008, Moody’s Investors Services, Inc. (Moody’s) downgraded the credit rating from “Ba1” to “Ba3.” This downgrade increased the interest rate on the 2016 Notes from 7.35% to 7.85%, effective beginning with the six-month interest payment due April 1, 2009.

S&P currently rates the 2016 Notes “BB.” Moody’s currently rates this debt “Ba3.” A further one-notch downgrade by either ratings agency would increase the interest rates on the 2016 Notes by an additional 0.25%.

Revolving Credit Facility

S&P’s credit rating for Tyson Foods, Inc. corporate credit is “BB.” Moody’s credit rating for Tyson Foods, Inc. family rating is “Ba3.” If S&P were to downgrade our corporate credit rating to “B+” or lower or Moody’s were to downgrade our family credit rating to “B1” or lower, our letter of credit fees would increase by an additional 0.25%.

Debt Covenants

Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of our capital stock; amend material documents; change the nature of our business; make certain payments of debt; engage in certain transactions with affiliates; and enter into sale/leaseback or hedging transactions, in each case, subject to certain qualifications and exceptions. If availability under this facility is less than the greater of 15% of the commitments and $150 million, we will be required to maintain a minimum fixed charge coverage ratio.

Our 2014 Notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: incur additional debt and issue preferred stock; make certain investments and restricted payments; create liens; create restrictions on distributions from restricted subsidiaries; engage in specified sales of assets and subsidiary stock; enter into transactions with affiliates; enter new lines of business; engage in consolidation, mergers and acquisitions; and engage in certain sale/leaseback transactions.

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

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effect of, or changes in, general economic conditions; (ii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal)

and energy; (iii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iv) successful rationalization of existing facilities and operating efficiencies of the facilities; (v) risks associated with our commodity trading risk management activities; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers or loss of one or more large customers; (xii) adverse results from litigation; (xiii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws and occupational, health and safety laws; (xv) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xvi) effectiveness of advertising and marketing programs; and (xvii) those factors listed under Item 1A. “Risk Factors” included in our September 27, 2008, Annual Report filed on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Market risk relating to our operations results primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address certain of these risks, we enter into various derivative transactions as described below. If a derivative instrument is accounted for as a hedge, as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133(R)), depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value, as defined by SFAS No. 133(R), is recognized immediately. Additionally, we hold certain positions, primarily in grain and livestock futures that either do not meet the criteria for hedge accounting or are not designated as hedges. These positions are marked to market, and the unrealized gains and losses are reported in earnings at each reporting date. Changes in market value of derivatives used in our risk management activities relating to forward sales contracts are recorded in sales. Changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133(R) could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of March 28, 2009, and September 27, 2008, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	March 28, 2009	September 27, 2008
Livestock:
Cattle	$27	$78
Hogs	8	31

Grain	23	88

Interest Rate Risk: At March 28, 2009, we had fixed-rate debt of $3.6 billion with a weighted average interest rate of 7.9%. We have exposure to changes in interest rates on this fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $23 million at March 28, 2009, and $45 million at September 27, 2008. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

At March 28, 2009, we had variable rate debt of $167 million with a weighted average interest rate of 4.6%. A hypothetical 10% increase in interest rates effective at March 28, 2009, and September 27, 2008, would have a minimal effect on interest expense.

Foreign Currency Risk: We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at March 28, 2009, and September 27, 2008, related to the foreign exchange forward contracts would have a $10 million and $11 million, respectively, impact on pretax income. In the future, we may enter into more foreign exchange forward contracts as a result of our international growth strategy.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2008 Annual Report filed on Form 10-K, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2008 Annual Report.

Item 4. Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 28, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

In the second quarter ended March 28, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2004, representatives of our subsidiary, Tyson Fresh Meats, Inc. (TFM), met with the U.S. Environmental Protection Agency (USEPA) staff to discuss alleged wastewater and late report filing violations under the Clean Water Act relating to the 2002 Second and Final Consent Decree that governed compliance requirements for TFM’s Dakota City, Nebraska, facility. TFM vigorously disputed these allegations. The U.S. Department of Justice (DOJ), on behalf of USEPA, recently requested that TFM enter into a tolling agreement concerning possible civil penalties and injunctive relief for Clean Water Act violations, which was executed in July 2008, and enter into negotiations with DOJ and USEPA regarding a potential settlement of this matter. Pursuant to negotiations with DOJ and USEPA, a settlement in principal was reached on December 30, 2008, which would require the payment of $2,026,500 in penalties. TFM is currently in negotiations to complete the settlement of this matter.

On January 9, 2003, we received a notice of liability letter from Union Pacific Railroad Company (“Union Pacific”) relating to our alleged contributions of waste oil to the Double Eagle Refinery Superfund Site in Oklahoma City, Oklahoma. On August 22, 2006, the United States and the State of Oklahoma filed a lawsuit styled United States of America, et al. v. Union Pacific Railroad Co. against Union Pacific in the United States District Court for the Western District of Oklahoma seeking more than $22 million to remediate the Double Eagle site. Certain Tyson entities joined a “potentially responsible parties” group on October 31, 2006. A settlement between the “potentially responsible parties” group, the United States, and the State of Oklahoma was reached and the Tyson entities paid $625,586 into escrow towards the settlement of the matter. In furtherance of finalizing the settlement, on June 20, 2008 the DOJ filed a complaint styled United States of America, et al. v. Albert Investment Co., Inc. et al. against numerous alleged responsible parties, including various Tyson entities (the “Litigation”).  A proposed Consent Decree addressing all alleged liability of Tyson for the site was lodged on June 27, 2008. On August 15, 2008, Union Pacific submitted to the United States its Comments and Objections to the proposed Consent Decree.  On October 10, 2008, Union Pacific initiated litigation to challenge the proposed Consent Decree by filing a Motion to intervene in the Litigation, which the court denied. Union Pacific is appealing this decision to the United States Court of Appeals for the Tenth Circuit. The "potentially responsible parties" group and other parties have filed briefs in the Tenth Circuit but no hearing date has been set. If the proposed Consent Decree is entered, the escrowed amount will be paid to the United States and the State of Oklahoma.

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

In 2008, the following thirteen (13) separate lawsuits were filed, with the various plaintiffs alleging that Tyson falsely advertised chicken products as “raised without antibiotics” in violation of various state consumer protection statutes: (Cutsail v. Tyson, 08CV01643 (D. Md.); Cohen v. Tyson, 4:08CV0366 (E.D. Ark.); Wright v. Tyson, 08CV3022 (D. N.J.); Wilson v. Tyson, 4:08CV0587 (E.D. Ark.); Gupton v. Tyson, 4:08CV0588 (E.D. Ark.); Kranish v. Tyson, 08CV01619 (D. Md.); Latimer v. Tyson, 4:08CV004051 (W.D. Ark.); Zukowosky v. Tyson, 4:08CV0584 (E,D, Ark.); Brickerd v. Tyson, 08CV1796 (D. Md.); Court v. Tyson, 08CV03592 (W.D. Wash.); Epstein v. Tyson, 08CV2800 (N.D. Cal.); Johnson v. Tyson, 08CV291 (D. Idaho); and Mize v. Tyson, 08CV4051 (W.D. Ark.)) Plaintiffs in each of these cases seek to pursue claims on behalf of themselves and proposed classes of other similarly situated consumers. Plaintiffs in each of these cases seek compensatory and punitive damages in an unspecified amount in excess of $5,000,000. Plaintiffs in two of these cases, Cutsail v. Tyson and Cohen v. Tyson, petitioned the Judicial Panel on Multidistrict Litigation to transfer all of these actions to a single court for consolidated or coordinated pretrial proceedings pursuant to 28 U.S.C. 1407. On October 17, 2008, the Judicial Panel granted the multidistrict litigation petitions and transferred the pending cases to the District of Maryland. A trial date has not been set. On December 29, 2008, Plaintiff Gupton filed a voluntary dismissal of all her claims. On December 30, 2008, Plaintiffs Latimer and Mize filed voluntary dismissals of their claims. These three cases were subsequently dismissed.

Since 2003, nine lawsuits have been brought against Tyson and several other poultry companies by approximately 150 plaintiffs in Washington County, Arkansas Circuit Court (Green v. Tyson Foods, Inc., et al., Bible v. Tyson Foods, Inc., Beal v. Tyson Foods, Inc., et al., McWhorter v. Tyson Foods, Inc., et al., McConnell v. Tyson Foods, Inc., et al., Carroll v. Tyson Foods, Inc., et al., Belew v. Tyson Foods, Inc., et al., Gonzalez v. Tyson Foods, Inc., et al., and Rasco v. Tyson Foods, Inc., et al.) alleging that the land application of poultry litter caused arsenic and pathogenic mold and fungi contamination of the air, soil and water in and around Prairie Grove, Arkansas.  In addition to the poultry company defendants, plaintiffs sued Alpharma, the manufacturer of a feed ingredient containing an organic arsenic compound that has been used in the broiler industry.   Plaintiffs are seeking recovery for several types of personal injuries, including several forms of cancer.  On August 2, 2006, the Court granted summary judgment in favor of Tyson and the other poultry company defendants in the first case to go to trial and denied summary judgment as to Alpharma.  The case was tried against Alpharma and the jury returned a verdict in favor of Alpharma.  Plaintiffs appealed the summary judgment in favor of the poultry company defendants and the Court stayed the remaining eight lawsuits pending the appeal.  On May 8, 2008, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry company defendants. The remanded trial in this case against the poultry company defendants began on April 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding our purchases of Class A stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
Dec. 28 2008 to Jan. 24, 2009	102,948	$8.62	-	22,474,439
Jan. 25 to Feb. 28, 2009	124,842	8.92	-	22,474,439
Mar. 1 to Mar. 28, 2009	92,229	8.82	-	22,474,439
Total	(2) 320,019	$8.79	-	22,474,439

(1)

On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)

We purchased 320,019 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain company obligations under our equity compensation plans. These transactions included 267,496 shares purchased in open market transactions and 52,523 shares withheld to cover required tax withholdings on the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

1. The following directors were elected at the annual meeting of stockholders held February 6, 2009:

Directors	Votes For	Votes Withheld
Don Tyson	948,851,712	11,494,608
John Tyson	949,491,264	10,855,056
Lloyd V. Hackley	896,189,714	64,156,606
Jim Kever	957,363,143	2,983,177
Kevin M. McNamara	896,566,384	63,779,936
Brad T. Sauer	952,442,656	7,903,664
Jo Ann R. Smith	957,326,565	3,019,755
Barbara A. Tyson	949,484,110	10,862,210
Albert C. Zapanta	896,232,789	64,113,531

2. Proposal to ratify the selection of Ernst & Young LLP, independent registered public accounting firm, as the Company's independent registered public accountant for the fiscal year ending October 3, 2009, at the annual meeting of stockholders held February 6, 2009:

Votes For	956,889,683
Votes Against	3,165,317
Votes Abstained	291,318

3. At the annual meeting of stockholders held February 6, 2009, a shareholder proposal requesting that the board of directors disclose to the public by 2010, via product packaging, the amount of greenhouse-gas emissions caused by individual products. The calculations would have included all facets of company-owned and contract operations (e.g., feed crop production, animal rearing, waste decomposition, transport of crops and animals, slaughter) and should specifically cite levels of carbon dioxide, nitrous oxide, and methane per serving.

Votes For	9,597,684
Votes Against	845,717,424
Votes Abstained	68,108,051

4. At the annual meeting of stockholders held February 6, 2009, a shareholder proposal requesting that the Company phase out the use of gestation crates in its supply chain by 2014, since the practice is inhumane and outdated.

Votes For	10,816,271
Votes Against	854,387,135
Votes Abstained	58,219,753

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description
10.1	Executive Employment Agreement between the Company and Jeffrey D. Webster, dated December 1, 2008

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 4, 2009	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President
and Chief Financial Officer

Date: May 4, 2009	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer