Form 10-Q
period 2009-06-27
TYSON FOODS INC
filed 2009-08-03
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 27, 2009.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	306,914,997
Class B Common Stock, $0.10 Par Value (Class B stock)	70,021,155

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Sales	$6,662	$6,849	$19,490	$19,661
Cost of Sales	6,192	6,590	18,749	18,772
	470	259	741	889

Selling, General and Administrative	192	214	617	660
Other Charges	2	-	17	36
Operating Income	276	45	107	193
Other (Income) Expense:
Interest income	(5)	(3)	(14)	(7)
Interest expense	88	51	225	159
Other, net	(3)	(1)	18	(24)
	80	47	229	128
Income (Loss) from Continuing Operations before
Income Taxes and Minority Interest	196	(2)	(122)	65
Income Tax Expense (Benefit)	70	1	(38)	24
Income (Loss) from Continuing Operations
before Minority Interest	126	(3)	(84)	41
Minority Interest	(1)	-	(3)	-
Income (Loss) from Continuing Operations	127	(3)	(81)	41
Income (Loss) from Discontinued Operation, net of tax	7	12	(1)	(3)
Net Income (Loss)	$134	$9	$(82)	$38

Weighted Average Shares Outstanding:
Class A Basic	302	280	303	280
Class B Basic	70	70	70	70
Diluted	378	350	373	355
Earnings (Loss) Per Share from Continuing Operations:
Class A Basic	$0.35	$(0.01)	$(0.22)	$0.12
Class B Basic	$0.31	$(0.01)	$(0.20)	$0.11
Diluted	$0.33	$(0.01)	$(0.22)	$0.12
Earnings (Loss) Per Share from Discontinued Operation:
Class A Basic	$0.02	$0.04	$(0.00)	$(0.01)
Class B Basic	$0.02	$0.03	$(0.00)	$(0.01)
Diluted	$0.02	$0.04	$(0.00)	$(0.01)
Net Earnings (Loss) Per Share:
Class A Basic	$0.37	$0.03	$(0.22)	$0.11
Class B Basic	$0.33	$0.02	$(0.20)	$0.10
Diluted	$0.35	$0.03	$(0.22)	$0.11
Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.120	$0.120
Class B	$0.036	$0.036	$0.108	$0.108

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	June 27, 2009	September 27, 2008
Assets
Current Assets:
Cash and cash equivalents	$845	$250
Restricted cash	140	-
Accounts receivable, net	1,126	1,271
Inventories	2,079	2,538
Other current assets	121	143
Assets of discontinued operation held for sale	-	159
Total Current Assets	4,311	4,361
Restricted Cash	60	-
Net Property, Plant and Equipment	3,474	3,519
Goodwill	2,462	2,511
Intangible Assets	148	128
Other Assets	432	331
Total Assets	$10,887	$10,850

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$182	$8
Trade accounts payable	924	1,217
Other current liabilities	797	878
Total Current Liabilities	1,903	2,103
Long-Term Debt	3,336	2,888
Deferred Income Taxes	248	291
Other Liabilities	585	554
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,178	2,161
Retained earnings	2,879	3,006
Accumulated other comprehensive income (loss)	(44)	41
	5,052	5,247
Less treasury stock, at cost-15 million shares	237	233
Total Shareholders’ Equity	4,815	5,014
Total Liabilities and Shareholders’ Equity	$10,887	$10,850

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	June 27, 2009	June 28, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(82)	$38
Depreciation and amortization	371	374
Deferred income taxes	(22)	(52)
Other, net	94	54
Net changes in working capital	323	(379)
Cash Provided by Operating Activities	684	35

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(248)	(330)
Proceeds from sale of property, plant and equipment	8	23
Proceeds from sale of investments	14	22
Change in restricted cash to be used for investing activities	(60)	-
Proceeds from sale of marketable securities	49	87
Purchases of marketable securities	(34)	(101)
Proceeds from sale of discontinued operation	75	-
Acquisitions, net of cash acquired	(71)	(17)
Other, net	(31)	1
Cash Used for Investing Activities	(298)	(315)

Cash Flows From Financing Activities:
Net borrowings (payments) on revolving credit facilities	(3)	378
Payments on debt	(289)	(91)
Proceeds from borrowings of debt	851	3
Debt issuance costs	(60)	-
Change in restricted cash to be used for financing activities	(140)	-
Purchases of treasury shares	(11)	(25)
Dividends	(44)	(42)
Change in negative book cash balances	(119)	51
Stock options exercised and other, net	9	12
Cash Provided by Financing Activities	194	286

Effect of Exchange Rate Change on Cash	15	7

Increase in Cash and Cash Equivalents	595	13
Cash and Cash Equivalents at Beginning of Year	250	42
Cash and Cash Equivalents at End of Period	$845	$55

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

We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position as of June 27, 2009, the results of operations for the three and nine months ended June 27, 2009, and June 28, 2008, and cash flows for the nine months ended June 27, 2009, and June 28, 2008. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.

Subsequent events have been evaluated through the time of filing on August 3, 2009, which represents the date the Consolidated Condensed Financial Statements were issued.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. At the beginning of the first quarter of fiscal 2009, we partially adopted SFAS No. 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities. FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarified the application of SFAS No. 157 in inactive markets, was issued in October 2008 and was effective with our adoption of SFAS No. 157. As of the beginning of the first quarter of fiscal 2009, we have applied the provisions of SFAS No. 157 to our financial instruments and the impact was not material. Under FSP 157-2, we will be required to apply SFAS No. 157 to our nonfinancial assets and liabilities at the beginning of fiscal 2010. We are currently reviewing the applicability of SFAS No. 157 to our nonfinancial assets and liabilities, as well as the potential impact on our consolidated condensed financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement provides companies with an option to report selected financial assets and liabilities, firm commitments, and nonfinancial warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. When adopted at the beginning of the first quarter fiscal 2009, we did not elect the fair value option under SFAS No. 159 and, therefore, there was no impact to our consolidated condensed financial statements.

In April 2007, the FASB issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1), which requires entities that offset the fair value amounts recognized for derivative receivables and payables to also offset the fair value amounts recognized for the right to reclaim cash collateral with the same counterparty under a master netting agreement. We applied the provisions of FIN 39-1 to our consolidated condensed financial statements beginning in the first quarter of fiscal 2009. We did not restate prior periods as the impact was not material.

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

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP SFAS 115-2). FSP SFAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available-for-sale and held-to-maturity and provides certain new disclosure requirements for both debt and equity securities. FSP SFAS 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP SFAS 115-2 in the third quarter of fiscal 2009. The adoption did not have a significant impact on our consolidated condensed financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly” (FSP SFAS 157-4). FSP SFAS 157-4 provides additional guidance for estimating the fair value of assets and liabilities within the scope of SFAS No. 157 in markets that have experienced a significant reduction in volume and activity in relation to normal activity. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP SFAS 157-4 in the third quarter of fiscal 2009. The adoption did not have a significant impact on our consolidated condensed financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP SFAS 107-1). FSP SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements. FSP SFAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP SFAS 107-1 in the third quarter of fiscal 2009. See Note 11: Fair Value Measurements for FSP SFAS 107-1 required disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 during our third quarter fiscal 2009. See “Basis of Presentation” above for SFAS No. 165 required disclosures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated condensed financial statements, rather than in the liability or mezzanine section between liabilities and equity. SFAS No. 160 also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The impact of SFAS No. 160 will not have a material impact on our current consolidated condensed financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; therefore, we expect to adopt SFAS No. 160 at the beginning of fiscal 2010.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Therefore, we expect to adopt the provisions of FSP APB 14-1 beginning in the first quarter of fiscal 2010. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. Upon retrospective adoption, we anticipate our effective interest rate on our 3.25% Convertible Senior Notes due 2013 will range from 8.0% to 8.5%, which would result in the recognition of an approximate $90 million to $100 million discount to these notes with the offsetting after tax amount recorded to capital in excess of par value. This discount will be accreted until the maturity date at the effective interest rate, which will not materially impact fiscal 2008 interest expense, but will result in an estimated $15 million to $20 million increase to our reported fiscal year 2009 interest expense.

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP SFAS 132(R)-1). FSP SFAS 132(R)-1 amends SFAS No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with early adoption permitted. We will adopt the disclosure requirements of FSP SFAS 132(R)-1 beginning with our fiscal 2010 annual report.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS No. 166). SFAS No. 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and removes the exception from applying FIN 46R. This standard also clarifies the requirements for isolation and limitations on portions of financial assets eligible for sale accounting. This standard is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt SFAS No. 166 in fiscal year 2011. We are in process of evaluating the potential impacts of SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS No. 167). SFAS No. 167 amends FIN 46R to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt SFAS No. 167 in fiscal year 2011. We are in process of evaluating the potential impacts of SFAS No. 167.

NOTE 2: ACQUISITIONS

In October 2008, we acquired three vertically integrated poultry companies in southern Brazil: Macedo Agroindustrial, Avicola Itaiopolis and Frangobras. The aggregate purchase price was $67 million, which includes $17 million of mandatory deferred payments to be made through 2011. In addition, we have $14 million of contingent purchase price based on production volumes payable through fiscal 2010. The preliminary purchase price includes $24 million allocated to Goodwill and $9 million allocated to Intangible Assets. We expect these companies will have sales of approximately $100 million in fiscal 2009.

NOTE 3: DISCONTINUED OPERATION

In June 2008, we executed a letter of intent with XL Foods Inc. (XL Foods) to sell the beef processing, cattle feed yard and fertilizer assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside), which were part of our Beef segment. On March 13, 2009, we completed the sale and sold these assets and related inventories for total consideration of $145 million, based on exchange rates then in effect. This included (a) cash received at closing of $43 million, (b) $78 million of collateralized notes receivable from either XL Foods or an affiliated entity to be collected throughout the next two years, and (c) $24 million of XL Foods Preferred Stock to be redeemed over the next five years.

We recorded a pretax loss on sale of Lakeside of $10 million in the second quarter of fiscal 2009, which included goodwill of $59 million and currency translation adjustment gains of $37 million.

The following is a summary of Lakeside’s operating results (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Sales	$-	$361	$461	$927

Pretax income (loss) from discontinued operation	$9	$18	$20	$(5)
Loss on sale of discontinued operation	-	-	(10)	-
Income tax expense (benefit)	2	6	11	(2)
Income (Loss) from discontinued operation	$7	$12	$(1)	$(3)

The carrying amounts of Lakeside’s assets held for sale included the following (in millions):

September 27, 2008
Assets of discontinued operation held for sale:
Inventories	$82
Net property, plant and equipment	77
Total assets of discontinued operation held for sale	$159

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

In the third quarter of fiscal 2008, we recorded charges of $7 million related to flood damage at our Jefferson, Wisconsin, plant. This amount is reflected in the Prepared Foods segment’s Operating Income and included in the Consolidated Condensed Statements of Operations in Cost of Sales. Also in the third quarter of fiscal 2008, we recorded a charge of $6 million related to the impairment of unimproved real property in Memphis, Tennessee. This amount is reflected in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Operations in Cost of Sales.

On February 29, 2008, we announced discontinuation of an existing product line and closing of one of our three poultry plants in Wilkesboro, North Carolina. The Wilkesboro cooked products plant ceased operations in April 2008. The closure resulted in elimination of approximately 400 jobs. In the second quarter of fiscal 2008, we recorded charges of $13 million for impairment charges. This amount is reflected in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Income in Other Charges.

On January 25, 2008, we announced the decision to restructure operations at our Emporia, Kansas, beef plant. Beef slaughter operations ceased during the second quarter of fiscal 2008. However, the facility is still used to process certain commodity, specialty cuts and ground beef, as well as a cold storage and distribution warehouse. This restructuring resulted in elimination of approximately 1,700 jobs at the Emporia plant. In the second quarter of fiscal 2008, we recorded charges of $10 million for impairment charges and $7 million of other closing costs, consisting of $6 million for employee termination benefits and $1 million in other plant-closing related liabilities. These amounts were reflected in the Beef segment’s Operating Income (Loss) and included in the Consolidated Condensed Statements of Income in Other Charges. We have fully paid employee termination benefits and other plant-closing related liabilities.

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

Our risk management programs are reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the mark-to-market valuations are strictly monitored at all times, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letter of credits, and primarily deal with counterparties with solid credit. Additionally, our derivative contracts are mostly short-term in duration and we do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at June 27, 2009.

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133(R)), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Condensed Balance Sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (i.e., fair value hedge, cash flow hedge, or hedge of a net investment in a foreign operation). We qualify, or designate, a derivative financial instrument as a hedge when contract terms closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. If a derivative instrument is accounted for as a hedge, as defined by SFAS No. 133(R), depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized immediately. We designate certain forward contracts as follows:

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

Cash flow hedges

Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 12 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and nine months ended June 27, 2009, and June 28, 2008.

As of June 27, 2009, we had the following aggregated notionals of outstanding forward contracts accounted for as cash flow hedges:

Notional Volume
Commodity:
Corn	1 million bushels
Soy meal	5,900 tons

The net amount of pretax losses in accumulated other comprehensive income (loss) as of June 27, 2009, expected to be reclassified into earnings within the next 12 months was $1 million. During the three and nine months ended June 27, 2009, we did not reclassify any pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by SFAS No. 133(R).

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income for the three and nine months ended June 27, 2009 (in millions):

	Gain/(Loss)		Consolidated Condensed	Gain/(Loss)
	Recognized in OCI		Statements of Income	Reclassified from
	on Derivatives		Classification	OCI to Earnings
	June 27, 2009			June 27, 2009
	3 Months	9 Months		3 Months	9 Months
Cash Flow Hedge - Derivatives designated
as hedging instruments under SFAS 133:
Commodity contracts	$3	$(58)	Cost of Sales	$(22)	$(66)
Foreign exchange contracts	-	9	Other Income/Expense	-	7
Total	$3	$(49)		$(22)	$(59)

1.	OCI – Other Comprehensive Income

Fair value hedges

We designate certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. As of June 27, 2009, we had the following aggregated notionals of outstanding forward contracts entered into to hedge forecasted commodity purchases which are accounted for as a fair value hedge:

Notional Volume
Commodity:
Live Cattle	94 million pounds
Lean Hogs	91 million pounds

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

			in millions
	Consolidated Condensed
	Statements of Income	June 27, 2009
	Classification	3 months	9 months
Gain/(loss) on forwards	Cost of Sales	$27	$142
Gain/(loss) on purchase contract	Cost of Sales	(27)	(142)

Ineffectiveness related to our fair value hedges was not significant for the three and nine months ended June 27, 2009, and June 28, 2008.

Foreign net investment hedges

We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Condensed Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant for the three and nine months ended June 27, 2009, and June 28, 2008. As of June 27, 2009, we had approximately $20 million aggregate outstanding notionals related to our forward foreign currency contracts accounted for as foreign net investment hedges.

The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income for the three and nine months ended June 27, 2009 (in millions):

	Gain/(Loss)		Consolidated Condensed	Gain/(Loss)
	Recognized in OCI		Statements of Income	Reclassified from
	on Derivatives		Classification	OCI to Earnings
	June 27, 2009			June 27, 2009
	3 Months	9 Months		3 Months	9 Months
Net Investment Hedge - Derivatives
designated as hedging instruments
under SFAS 133:
Foreign exchange contracts	$(5)	$(6)	Other Income/Expense	$(2)	$(2)

1.	Amounts reclassified from OCI relate to the sale of our Lakeside discontinued operation; amounts related to hedge ineffectiveness were not significant.

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

As of June 27, 2009, we had the following aggregate outstanding notionals related to our undesignated positions:

Notional Volume
Commodity:
Corn	15 million bushels
Soy meal	145,200 tons
Live Cattle	126 million pounds
Lean Hogs	28 million pounds
Natural Gas	2,590 billion British Thermal Units
Foreign Currency	$157 million United States dollars
Interest Rate	$66 million average monthly notional debt

Included in our undesignated positions are certain commodity grain positions (which do not qualify for hedge treatment) we enter into to manage the risk of costs associated with forward sales to certain customers for which sales prices are determined under cost-plus arrangements. These unrealized positions totaled losses of $30 million at June 27, 2009. When these positions are liquidated, we expect any realized gains or losses will be reflected in the contractual prices of the poultry products sold. Since these derivative positions do not qualify for hedge treatment, they initially create volatility in our earnings associated with mark-to-market changes. However, once the positions are liquidated and included in the sales price to the customer, there is ultimately no earnings impact as any previous mark-to-market gains or losses are included in the prices of the poultry products.

The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income for the three and nine months ended June 27, 2009 (in millions):

	Consolidated Condensed	Gain/(Loss)
	Statements of Income	Recognized
	Classification	in Earnings
		June 27, 2009
		3 Months	9 Months
Derivatives not designated as hedging
instruments under SFAS 133:
Commodity contracts	Sales	$(6)	$(28)
Commodity contracts	Cost of Sales	22	(152)
Foreign exchange contracts	Other Income/Expense	(8)	1
Interest rate contracts	Interest Expense	-	(3)
Total		$8	$(182)

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheet as of June 27, 2009 (in millions):

	June 27, 2009
	Balance Sheet	Fair
	Classification	Value
Derivative Assets:
Derivatives designated as hedging
instruments under SFAS 133:
Commodity contracts	Other current assets	$11

Derivatives not designated as hedging
instruments under SFAS 133:
Commodity contracts	Other current assets	12

Total derivative assets		$23

Derivative Liabilities:
Derivatives designated as hedging
instruments under SFAS 133:
Foreign exchange contracts	Other current liabilities	$1

Derivatives not designated as hedging
instruments under SFAS 133:
Commodity contracts	Other current liabilities	27
Foreign exchange contracts	Other current liabilities	7
Interest rate contracts	Other current liabilities	3
Total derivative liabilities – not designated		37

Total derivative liabilities		$38

1.

Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, in accordance with FIN 39-1 when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. See Note 11: Fair Value Measurements for a reconciliation to amounts reported in the Consolidated Condensed Balance Sheet.

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

	June 27, 2009	September 27, 2008
Processed products:
Weighted-average method - chicken and prepared foods	$676	$920
First-in, first-out method - beef and pork	397	571
Livestock - first-in, first-out method	662	701
Supplies and other - weighted-average method	344	346
Total inventory	$2,079	$2,538

NOTE 7:  PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation, at cost, are as follows (in millions):

	June 27, 2009	September 27, 2008
Land	$96	$89
Buildings and leasehold improvements	2,492	2,440
Machinery and equipment	4,601	4,382
Land improvements and other	225	210
Buildings and equipment under construction	260	352
	7,674	7,473
Less accumulated depreciation	4,200	3,954
Net property, plant and equipment	$3,474	$3,519

NOTE 8:  OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	June 27, 2009	September 27, 2008
Accrued salaries, wages and benefits	$228	$259
Self-insurance reserves	228	236
Other	341	383
Total other current liabilities	$797	$878

NOTE 9: COMMITMENTS

We guarantee debt of outside third parties, which involve a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to nine years, and the maximum potential amount of future payments as of June 27, 2009, was $60 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The terms of the lease maturities cover periods up to seven years. The maximum potential amount of the residual value guarantees is $54 million, of which $22 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At June 27, 2009, and September 27, 2008, no material liabilities for guarantees were recorded.

NOTE 10:  LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	June 27, 2009	September 27, 2008

Revolving credit facility – expires March 2012	$-	$-
Senior notes:
7.95% Notes due February 2010 (2010 Notes)	140	234
8.25% Notes due October 2011 (2011 Notes)	839	998
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	753	-
7.85% Senior notes due April 2016 (2016 Notes)	937	960
7.00% Notes due May 2018	172	172
7.125% Senior notes due February 2026	9	9
7.00% Notes due January 2028	27	27
GO Zone tax-exempt bonds due October 2033 (0.25% at 6/27/09)	100	-
Other	83	38
Total debt	3,518	2,896
Less current debt	182	8
Total long-term debt	$3,336	$2,888

Revolving Credit Facility

We entered into a new revolving credit facility in March 2009 totaling $1.0 billion that supports short-term funding needs and letters of credit, which replaced our revolving credit facility scheduled to expire in September 2010. Loans made under this facility will mature and the commitments thereunder will terminate in March 2012. However, if our 2011 Notes are not refinanced, purchased or defeased prior to July 3, 2011, the outstanding loans under this facility will mature on and commitments thereunder will terminate on July 3, 2011. We incurred approximately $30 million in transaction fees which will be amortized over the three-year life of this facility.

Availability under this facility, up to $1.0 billion, is based on a percentage of certain eligible receivables and eligible inventory and is reduced by certain reserves. After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing under this facility at June 27, 2009, was $704 million. At June 27, 2009, we had outstanding letters of credit issued under this facility totaling approximately $296 million and an additional $57 million of bilateral letters of credit not issued under this facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ GO Zone tax-exempt bonds.

This facility is fully and unconditionally guaranteed on a senior secured basis by substantially all of our domestic subsidiaries. The guarantors’ cash, accounts receivable, inventory and proceeds received related to these items secure our obligations under this facility.

2013 Notes

In September 2008, we issued $458 million principal amount 3.25% convertible senior unsecured notes due October 15, 2013, with interest payable semi-annually in arrears on April 15 and October 15. The conversion rate initially is 59.1935 shares of Class A stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $16.89 per share of Class A stock. The 2013 Notes may be converted before the close of business on July 12, 2013, only under the following circumstances:

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

On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of June 27, 2009, none of the conditions permitting conversion of the 2013 Notes had been satisfied.

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

2014 Notes

In March 2009, we issued $810 million of senior unsecured notes, which will mature in March 2014. The 2014 Notes carry a 10.50% interest rate, with interest payments due semi-annually on March 1 and September 1. After the original issue discount of $59 million, based on an issue price of 92.756% of face value, we received net proceeds of $751 million. In addition, we incurred offering expenses of $18 million. We used the net proceeds towards the repayment of our borrowings under our accounts receivable securitization facility and for other general corporate purposes. We also placed $234 million of the net proceeds in a blocked cash collateral account which is used for the payment, prepayment, repurchase or defeasance of the 2010 Notes. At June 27, 2009, we had $140 million remaining in the blocked cash collateral account. The remaining proceeds are recorded in Current

Assets as Restricted Cash in the Consolidated Condensed Balance Sheets. The 2014 Notes are fully and unconditionally guaranteed by substantially all of our domestic subsidiaries.

The 2014 Notes were offered pursuant to Rule 144A of the Securities Act of 1933. Pursuant to a registration rights agreement with the initial purchasers, we agreed to file a registration statement with respect to a registered offer to exchange the 2014 Notes for an issue of registered notes with identical terms (2014 Exchange Notes). If we fail to complete the registered offering providing for the exchange of the 2014 Exchange Notes for all 2014 Notes by September 30, 2009, interest will accrue on the principal amount of the 2014 Notes at an additional annual rate of 0.25% with respect to each subsequent 90-day period, up to a maximum additional annual rate of 1.0% thereafter. We filed a registration statement with the Securities and Exchange Commission on July 15, 2009, to register the 2014 Notes, and expect to complete the registration and exchange process prior to September 30, 2009. Accordingly, we have not recorded a liability for the registration payment arrangement.

2016 Notes

The 2016 Notes carried an interest rate at issuance of 6.60%, with an interest step up feature dependent on their credit rating. On November 13, 2008, Moody’s Investor Services, Inc. downgraded the credit rating from “Ba1” to “Ba3.” This downgrade increased the interest rate from 7.35% to 7.85%, effective beginning with the six-month interest payment due April 1, 2009.

GO Zone Tax-Exempt Bonds

In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033. In November 2008, we entered into an interest rate swap related to these bonds to mitigate our interest rate risk on a portion of the bonds for five years. We also issued a letter of credit as a guarantee for the entire bond issuance. The proceeds from the bond issuance can only be used towards the construction of the Dynamic Fuels’ facility. Accordingly, the unused proceeds are recorded as non-current Restricted Cash in the Consolidated Condensed Balance Sheets. We expect the majority of the unused proceeds will be used fully during calendar 2009.

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

Condensed Consolidating Financial Statements

Tyson Fresh Meats, Inc. (TFM), our wholly-owned subsidiary, has fully and unconditionally guaranteed the 2016 Notes. TFM and substantially all of our wholly-owned domestic subsidiaries, have fully and unconditionally guaranteed the 2014 Notes. The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); Tyson Fresh Meats, Inc. (TFM Parent); the other 2014 Notes' guarantor subsidiaries (Guarantors) on a combined basis; the elimination entries necessary to reflect TFM Parent and the Guarantors, which collectively represent the 2014 Notes' total guarantor subsidiaries (2014 Guarantors), on a combined basis; the 2014 Notes' non-guarantor subsidiaries (Non-Guarantors) on a combined basis; the elimination entries necessary to consolidate TFI Parent, the 2014 Guarantors and the Non-Guarantors; and Tyson Foods, Inc. on a consolidated basis, and is provided as an alternative to providing separate financial statements for the guarantor(s). Certain prior period amounts have been recast to conform with current year presentation and to reflect the legal subsidiary ownership structure as of June 27, 2009.

Condensed Consolidating Statement of Income for three months ended June 27, 2009							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Net Sales	$3	$3,651	$2,994	$(176)	$6,469	$198	$(8)	$6,662
Cost of Sales	(155)	3,527	2,836	(176)	6,187	168	(8)	6,192
	158	124	158	-	282	30	-	470
Operating Expenses:
Selling, general and administrative	38	41	96	-	137	17	-	192
Other charges	-	-	2	-	2	-	-	2
Operating Income	120	83	60	-	143	13	-	276

Other (Income) Expense:
Interest expense, net	76	7	4	-	11	(4)	-	83
Other, net	7	(1)	(3)	-	(4)	(6)	-	(3)
Equity in net earnings of subsidiaries	(119)	(25)	(19)	19	(25)	(5)	149	-
	(36)	(19)	(18)	19	(18)	(15)	149	80

Income from Continuing Operations before Income Taxes and Minority Interest	156	102	78	(19)	161	28	(149)	196
Income Tax Expense	24	22	16	-	38	8	-	70
Income from Continuing
Operations before Minority Interest	132	80	62	(19)	123	20	(149)	126
Minority Interest	(1)	-	-	-	-	-	-	(1)
Income from Continuing Operations	133	80	62	(19)	123	20	(149)	127
Income (Loss) from Discontinued Operation	1	(3)	-	-	(3)	9	-	7
Net Income	$134	$77	$62	$(19)	$120	$29	$(149)	$134

Condensed Consolidating Statement of Income for the three months ended June 28, 2008							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Net Sales	$3	$4,006	$2,883	$(183)	$6,706	$157	$(17)	$6,849
Cost of Sales	57	3,916	2,681	(183)	6,414	136	(17)	6,590
	(54)	90	202	-	292	21	-	259
Operating Expenses:
Selling, general and administrative	35	45	120	-	165	14	-	214
Other charges	-	-	-	-	-	-	-	-
Operating Income (Loss)	(89)	45	82	-	127	7	-	45

Other (Income) Expense:
Interest expense, net	46	4	4	-	8	(6)	-	48
Other, net	-	-	(2)	-	(2)	1	-	(1)
Equity in net earnings of subsidiaries	(90)	(30)	(15)	27	(18)	(4)	112	-
	(44)	(26)	(13)	27	(12)	(9)	112	47

Income (Loss) from Continuing Operations before Income Taxes	(45)	71	95	(27)	139	16	(112)	(2)
Income Tax Expense (Benefit)	(54)	16	32	-	48	7	-	1
Income (Loss) from Continuing Operations	9	55	63	(27)	91	9	(112)	(3)
Income from Discontinued Operation	-	-	-	-	-	12	-	12
Net Income	$9	$55	$63	$(27)	$91	$21	$(112)	$9

Condensed Consolidating Statement of Income for the nine months ended June 27, 2009							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Net Sales	$7	$10,584	$8,927	$(546)	$18,965	$539	$(21)	$19,490
Cost of Sales	127	10,272	8,436	(546)	18,162	481	(21)	18,749
	(120)	312	491	-	803	58	-	741
Operating Expenses:
Selling, general and administrative	98	143	326	-	469	50	-	617
Other charges	-	-	17	-	17	-	-	17
Operating Income (Loss)	(218)	169	148	-	317	8	-	107

Other (Income) Expense:
Interest expense, net	189	11	13	-	24	(2)	-	211
Other, net	7	(3)	(3)	-	(6)	17	-	18
Equity in net earnings of subsidiaries	(182)	(8)	38	(4)	26	(11)	167	-
	14	-	48	(4)	44	4	167	229

Income (Loss) from Continuing Operations before Income Taxes and Minority Interest	(232)	169	100	4	273	4	(167)	(122)
Income Tax Expense (Benefit)	(129)	50	43	-	93	(2)	-	(38)
Income (Loss) from Continuing
Operations before Minority Interest	(103)	119	57	4	180	6	(167)	(84)
Minority Interest	-	-	-	-	-	(3)	-	(3)
Income (Loss) from Continuing Operations	(103)	119	57	4	180	9	(167)	(81)
Income (Loss) from Discontinued Operation	21	5	-	-	5	(27)	-	(1)
Net Income (Loss)	$(82)	$124	$57	$4	$185	$(18)	$(167)	$(82)

Condensed Consolidating Statement of Income for the nine months ended June 28, 2008							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Net Sales	$6	$11,436	$8,394	$(565)	$19,265	$422	$(32)	$19,661
Cost of Sales	106	11,178	7,748	(565)	18,361	337	(32)	18,772
	(100)	258	646	-	904	85	-	889
Operating Expenses:
Selling, general and administrative	89	141	390	-	531	40	-	660
Other charges	1	18	17	-	35	-	-	36
Operating Income (Loss)	(190)	99	239	-	338	45	-	193

Other (Income) Expense:
Interest expense, net	142	15	13	-	28	(18)	-	152
Other, net	(12)	(5)	(5)	-	(10)	(2)	-	(24)
Equity in net earnings of subsidiaries	(239)	(68)	(10)	55	(23)	(13)	275	-
	(109)	(58)	(2)	55	(5)	(33)	275	128

Income (Loss) from Continuing Operations before Income Taxes	(81)	157	241	(55)	343	78	(275)	65
Income Tax Expense (Benefit)	(119)	33	85	-	118	25	-	24
Income from Continuing Operations	38	124	156	(55)	225	53	(275)	41
Loss from Discontinued Operation	-	-	-	-	-	(3)	-	(3)
Net Income	$38	$124	$156	$(55)	$225	$50	$(275)	$38

Condensed Consolidating Balance Sheet as of June 27, 2009							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-		Guar-	Elimin-
	Parent	Parent	antors	ations	Subtotal	antors	ations	Total
Assets
Current Assets:
Cash and cash equivalents	$-	$-	$718	$-	$718	$127	$-	$845
Restricted Cash	-	-	140	-	140	-	-	140
Accounts receivable, net	3	455	3,317	(289)	3,483	98	(2,458)	1,126
Inventories, net	1	656	1,336	-	1,992	86	-	2,079
Other current assets	157	76	27	(11)	92	67	(195)	121
Total Current Assets	161	1,187	5,538	(300)	6,425	378	(2,653)	4,311
Restricted Cash	-	-	-	-	-	60	-	60
Net Property, Plant and Equipment	41	898	2,287	-	3,185	248	-	3,474
Goodwill	-	1,443	971	-	2,414	48	-	2,462
Intangible Assets	-	43	61	-	104	44	-	148
Other Assets	241	67	26	-	93	350	(252)	432
Investment in Subsidiaries	10,373	1,739	555	(1,576)	718	293	(11,384)	-
Total Assets	$10,816	$5,377	$9,438	$(1,876)	$12,939	$1,421	$(14,289)	$10,887
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$3	$140	$-	$-	$140	$39	$-	$182
Trade accounts payable	39	366	488	-	854	31	-	924
Other current liabilities	2,595	435	383	(300)	518	337	(2,653)	797
Total Current Liabilities	2,637	941	871	(300)	1,512	407	(2,653)	1,903
Long-Term Debt	3,199	15	180	-	195	122	(180)	3,336
Deferred Income Taxes	-	101	195	-	296	24	(72)	248
Other Liabilities	165	168	196	-	364	56	-	585
Shareholders’ Equity	4,815	4,152	7,996	(1,576)	10,572	812	(11,384)	4,815
Total Liabilities and Shareholders’ Equity	$10,816	$5,377	$9,438	$(1,876)	$12,939	$1,421	$(14,289)	$10,887

Condensed Consolidating Balance Sheet as of September 27, 2008							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-		Guar-	Elimin-
	Parent	Parent	antors	ations	Subtotal	antors	ations	Total
Assets
Current Assets:
Cash and cash equivalents	$140	$-	$35	$-	$35	$75	$-	$250
Accounts receivable, net	1	122	3,614	-	3,736	113	(2,579)	1,271
Inventories, net	1	724	1,640	-	2,364	173	-	2,538
Other current assets	123	55	24	(12)	67	72	(119)	143
Assets of discontinued operation held for sale	-	-	-	-	-	159	-	159
Total Current Assets	265	901	5,313	(12)	6,202	592	(2,698)	4,361
Net Property, Plant and Equipment	43	960	2,371	-	3,331	145	-	3,519
Goodwill	-	1,502	965	-	2,467	44	-	2,511
Intangible Assets	-	47	64	-	111	17	-	128
Other Assets	132	91	55	-	146	284	(231)	331
Investment in Subsidiaries	10,293	1,789	654	(1,639)	804	282	(11,379)	-
Total Assets	$10,733	$5,290	$9,422	$(1,651)	$13,061	$1,364	$(14,308)	$10,850
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$8	$-	$-	$-	$-	$-	$-	$8
Trade accounts payable	108	486	559	-	1,045	64	-	1,217
Other current liabilities	2,804	201	282	(12)	471	301	(2,698)	878
Total Current Liabilities	2,920	687	841	(12)	1,516	365	(2,698)	2,103
Long-Term Debt	2,632	249	180	-	429	7	(180)	2,888
Deferred Income Taxes	-	129	190	-	319	23	(51)	291
Other Liabilities	167	137	190	-	327	60	-	554
Shareholders’ Equity	5,014	4,088	8,021	(1,639)	10,470	909	(11,379)	5,014
Total Liabilities and Shareholders’ Equity	$10,733	$5,290	$9,422	$(1,651)	$13,061	$1,364	$(14,308)	$10,850

Condensed Consolidating Statement of Cash Flows for the nine months ended June 27, 2009							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Cash Provided by (Used for) Operating Activities	$(357)	$237	$804	$-	$1,041	$25	$(25)	$684
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(41)	(158)	-	(199)	(49)	-	(248)
Change in restricted cash-investing	-	-	-	-	-	(60)	-	(60)
Proceeds from sale of marketable securities, net	-	-	-	-	-	15	-	15
Proceeds from sale of discontinued operation	-	-	-	-	-	75	-	75
Acquistions, net of cash acquired	-	-	(13)	-	(13)	(58)	-	(71)
Other, net	(32)	4	21	-	25	(2)	-	(9)
Cash Used for Investing Activities	(32)	(37)	(150)	-	(187)	(79)	-	(298)
Cash Flows from Financing Activities:
Net change in debt	563	(94)	-	-	(94)	90	-	559
Debt issuance costs	(58)	-	-	-	-	(2)	-	(60)
Change in restricted cash-financing	-	-	(140)	-	(140)	-	-	(140)
Purchase of treasury shares	(11)	-	-	-	-	-	-	(11)
Dividends	(44)	-	-	-	-	(25)	25	(44)
Other, net	-	(25)	(81)	-	(106)	(4)	-	(110)
Net change in intercompany balances	(201)	(81)	250	-	169	32	-	-
Cash Provided by (Used for) Financing Activities	249	(200)	29	-	(171)	91	25	194
Effect of Exchange Rate Change on Cash	-	-	-	-	-	15	-	15
Increase (Decrease) in Cash and Cash Equivalents	(140)	-	683	-	683	52	-	595
Cash and Cash Equivalents at Beginning of Year	140	-	35	-	35	75	-	250
Cash and Cash Equivalents at End of Period	$-	$-	$718	$-	$718	$127	$-	$845

Condensed Consolidating Statement of Cash Flows for the nine months ended June 28, 2008							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Cash Provided by (Used for) Operating Activities	$(394)	$91	$331	$-	$422	$22	$(15)	$35
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(83)	(234)	-	(317)	(12)	-	(330)
Purchases of marketable securities, net	-	-	-	-	-	(14)	-	(14)
Acquisitions, net of cash acquired	-	-	-	-	-	(17)	-	(17)
Other, net	1	36	11	-	47	(2)	-	46
Cash Used for Investing Activities	-	(47)	(223)	-	(270)	(45)	-	(315)
Cash Flows from Financing Activities:
Net change in debt	302	(5)	(7)	-	(12)	-	-	290
Purchase of treasury shares	(25)	-	-	-	-	-	-	(25)
Dividends	(42)	-	-	-	-	(15)	15	(42)
Other, net	57	(1)	-	-	(1)	7	-	63
Net change in intercompany balances	102	(36)	(101)	-	(137)	35	-	-
Cash Provided by (Used for) Financing Activities	394	(42)	(108)	-	(150)	27	15	286
Effect of Exchange Rate Change on Cash	-	-	(1)	-	(1)	8	-	7
Increase (Decrease) in Cash and Cash Equivalents	-	2	(1)	-	1	12	-	13
Cash and Cash Equivalents at Beginning of Year	3	-	3	-	3	36	-	42
Cash and Cash Equivalents at End of Period	$3	$2	$2	$-	$4	$48	$-	$55

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities accounted for at fair value on a recurring basis at June 27, 2009, according to the valuation techniques we used to determine their fair values (in millions):

	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$-	$23	$-	$(21)	$2
Available for Sale Securities:
Debt securities	-	32	74	-	106
Equity securities	19	-	-	-	19
Deferred Compensation Assets	2	76	-	-	78
Total Assets	$21	$131	$74	$(21)	$205

Liabilities:
Commodity Derivatives	$-	$27	$-	$(26)	$1
Foreign Exchange Forward Contracts	-	8	-	-	8
Interest Rate Swap	-	3	-	(2)	1
Total Liabilities	$-	$38	$-	$(28)	$10

(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral in accordance with FIN 39-1, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At June 27, 2009, we had posted $16 million of cash collateral and held $9 million of cash collateral with various counterparties.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

Debt
Securities
Balance at September 27, 2008	$54
Total realized and unrealized gains (losses):
Included in earnings	(4)
Included in other comprehensive income (loss)	2
Purchases, issuances and settlements, net	22
Balance at June 27, 2009	$74
Total gains (losses) for the nine-month period included in earnings attributable to the change in unrealized gains (losses) relating to
assets and liabilities still held as of June 27, 2009	$(4)

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

Available for Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are included in Other Assets in the Consolidated Condensed Balance Sheets. These investments, which are generally long-term in nature with maturities ranging up to 47 years, are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. We classify our investments in U.S. government and agency debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into proprietary valuation models, including estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle.

In October 2008, we received eight million warrants to purchase an equivalent amount of Syntroleum Corporation common stock for one cent each in return for our entering into a letter of credit to guarantee all of the Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds (see Note 10: Long-Term Debt) including Syntroleum Corporation’s 50 percent ownership portion. In April 2009, we exercised these warrants for eight million shares of Syntroleum Corporation. We record the shares in Other Assets in the Consolidated Condensed Balance Sheets at fair value based on quoted market prices. We classify the shares as Level 1 as the fair value is based on unadjusted quoted prices available in active markets.

(in millions)	June 27, 2009
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$32	$32	$-
Corporate and Asset-Backed (a)	52	51	(1)
Redeemable Preferred Stock	23	23	-

Equity Securities – Common Stock	9	19	10
(a)	Amortized cost basis for Corporate and Asset-Backed debt securities have been reduced by accumulated other than temporary impairments of $4 million.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in other comprehensive income until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. If losses are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For securities we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in other comprehensive income, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For the three and nine month periods ending June 27, 2009, we recognized $0 and $4 million of other than temporary impairments in earnings, while no amounts were recognized in the three and nine month periods ended June 28, 2008. No other than temporary losses have been deferred in other comprehensive income as of June 27, 2009.

Deferred Compensation Assets: We maintain two non-qualified deferred compensation plans for certain executives and other highly compensated employees. Investments are maintained within a trust and include money market, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The investments are recorded at fair value based on quoted market prices adjusted for credit and non-performance risk and are included in Other Assets in the Consolidated Condensed Balance Sheets. We classify the investments which have observable market prices in active markets in Level 1 as these are generally publicly-traded mutual funds. The remaining deferred compensation assets are classified in Level 2, as fair value can be corroborated based on observable market data. Realized and unrealized gains (losses) on deferred compensation are included in earnings.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended June 27, 2009, we had no significant measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 1: Accounting Policies, the effective date was deferred under FSP No. 157-2 for the aspects of SFAS No. 157 related to nonfinancial assets and liabilities measured at fair value, but recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. We are currently reviewing the applicability of SFAS No. 157 to our nonfinancial assets and liabilities as well as the potential impact on our consolidated financial statements.

Other Financial Instruments

Fair values for debt are based on quoted market prices or published forward interest rate curves. Fair value and carrying value for our debt were as follows (in millions):

	June 27, 2009		September 27, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$3,534	$3,518	$2,659	$2,896

For all of our other financial instruments, the estimated fair value approximated the carrying value at June 27, 2009, and September 27, 2008. The carrying value of our other financial instruments, not otherwise disclosed herein, include notes receivable and a subsidiary payable. The notes receivable are recorded in Other Assets in the Consolidated Condensed Balance Sheets and totaled $42 million and $0 at June 27, 2009, and September 27, 2008, respectively. The subsidiary payable is recorded in Other Current Liabilities in the Consolidated Condensed Balance Sheets and totaled $31 million and $30 million at June 27, 2009, and September 27, 2008, respectively. The carrying values for these instruments approximated fair value at June 27, 2009, and September 27, 2008. The fair values were determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

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

In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including us, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of our processing facilities. On May 9, 2002, the DOL filed a civil complaint styled Elaine L. Chao (now Hilda L. Solis), Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. against us in the U.S. District Court for the Northern District of Alabama. The plaintiffs allege in the complaint that we violated the overtime provisions of the federal Fair Labor Standards Act ("FLSA") at our chicken-processing facility in Blountsville, Alabama. Through discovery and trial, the Secretary of Labor sought to require us to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor sought back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint and an injunction against future violations at that facility and all other chicken processing facilities we operate. The District Court granted the Company’s motion for partial summary judgment in part, ruling that the second meal period is appropriately characterized as non-compensable, and reserved the remaining issues for trial. A jury trial began on February 2, 2009, and concluded with a mistrial on April 13, 2009, when the jury failed to reach a unanimous verdict. The retrial is set to begin on August 25, 2009.

Several private lawsuits are pending against us alleging that we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the FLSA. These lawsuits include DeAsencio v. Tyson Foods, Inc. (DeAsencio), filed on August 22, 2000, in the U.S. District Court for the Eastern District of Pennsylvania. This matter involves similar allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. They seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. Plaintiffs appealed a jury verdict and final judgment entered in our favor on June 22, 2006, in the District Court for the Eastern District of Pennsylvania. On September 7, 2007, the U.S. Court of Appeals for the Third Circuit reversed the jury verdict and remanded the case to the District Court for further proceedings. We sought rehearing en banc, which was denied by the Court of Appeals on October 5, 2007. The United States Supreme Court denied our petition for a writ of certiorari on June 9, 2008. The new trial date has not been set.

In addition to DeAsencio, several additional private lawsuits were filed against us since the beginning of fiscal 2007 which allege we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the FLSA.

These lawsuits are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S. Dist. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E. Dist. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W. Dist. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, March 5, 2007); and Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, May 23, 2007). Similar to DeAsencio, each of these matters involves allegations employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation. The motion for transfer was granted on August 17, 2007. The cases listed above and five other cases subsequently filed involving the same allegations, Armstrong, et al. v. Tyson Foods, Inc. (W. Dist. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E. Dist. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E. Dist. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W. Dist. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W. Dist. North Carolina, February 6, 2008), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (“MDL Proceedings”). On January 2, 2008, the Judge in the MDL Proceedings issued a Joint Scheduling and Case Management Order. The Order granted Conditional Class Certification and called for notice to be given to potential putative class members via a third party administrator. The potential class members had until April 18, 2008, to “opt–in” to the class. Approximately 13,800 employees and former employees filed their consents to “opt-in” to the class. On October 15, 2008, the Judge in the MDL Proceedings denied the plaintiffs’ motion for equitable tolling, which, if granted, would have extended the time period in which the plaintiffs could have sought damages. However, in addition to the consents already obtained, the Court allowed plaintiffs to obtain corrected and reaffirmed opt-in consents that were previously filed in the matter of M.H. Fox, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, June 22, 1999). The deadline for filing these consents was December 31, 2008, and according to the third party administrator, approximately 4,000 reaffirmed consents were filed, some or all of which may be in addition to the approximately 13,800 consents filed previously. The parties have completed discovery at eight of our facilities and our corporate headquarters in Springdale, Arkansas. Discovery may be conducted at additional facilities in the future. We have filed class decertification motions for the eight facilities involved in discovery. Plaintiffs' deadline to file responses to the decertification motions is October 2, 2009, and Tyson's replies are due on October 31, 2009.

We have pending eleven separate wage and hour actions involving TFM’s plants located in Lexington, Nebraska (Lopez, et al. v. Tyson Foods, Inc., District of Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., District of Kansas, May 15, 2006), Storm Lake, Iowa (Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Robinson, et al. v. Tyson Foods, Inc., d/b/a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007) , Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., District of Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., District of Nebraska, February 29, 2008), Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Council Bluffs, Iowa (Maxwell (f/k/a Salazar), et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, April 29, 2008; Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008); and Goodlettsville, Tennessee (Abadeer v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc., M.D. Tennessee, February 6, 2009). The actions allege we failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the FLSA and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. We filed a motion for partial summary judgment in Garcia, based upon an injunction entered in Reich v. IBP, which outlined the types of activities at issue here that are compensable. The District Court of Kansas denied the motion, and we appealed to the Tenth Circuit Court of Appeals, arguing that the District Court’s ruling had the effect of improperly modifying the injunction. The Court of Appeals held that it did not have jurisdiction to rule on this motion at that time, and the case was remanded to the District Court. On July 23, 2008, we filed a motion to transfer the pending actions to the District of Kansas for consolidated pretrial proceedings. On October 9, 2008, the motion to transfer was denied by the Judicial Panel on

Multidistrict Litigation. The effect of this order was that the stays previously entered in the individual actions were lifted and each case has resumed and is proceeding in its original jurisdiction.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and six other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts a number of state and federal causes of action including, but not limited to, counts under Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and state-law public nuisance theories. The amended complaint asserts that defendants and certain contract growers who are not named in the amended complaint polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed ("IRW") through the land application of poultry litter. Oklahoma asserts that this alleged pollution has also caused extensive injury to the environment (including soils and sediments) of the IRW and that the defendants have been unjustly enriched. Oklahoma's claims cover the entire IRW, which encompasses more than one million acres of land and the natural resources (including lakes and waterways) contained therein. Oklahoma seeks wide-ranging relief, including injunctive relief, compensatory damages in excess of $800 million, an unspecified amount in punitive damages and attorneys' fees. We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the amended complaint. The district court has stayed proceedings on the third party complaint pending resolution of Oklahoma's claims against the defendants. On November 14, 2007, Oklahoma filed a motion under RCRA requesting a preliminary injunction to halt the land application of poultry litter in the IRW. Oklahoma's motion for a preliminary injunction asserted that bacteria from poultry litter are causing an imminent and substantial endangerment to human health and the environment throughout the IRW. A multi-week evidentiary hearing on the preliminary injunction was completed on March 6, 2008. On September 29, 2008, the court entered an order denying the preliminary injunction. On October 17, 2008, Oklahoma filed a notice of appeal of the district court’s denial of the preliminary injunction in the United States Court of Appeals for the Tenth Circuit. Oral arguments in this appeal were presented on March 11, 2009 and on May 13, 2009, the Court of Appeals affirmed the district court’s denial of the preliminary injunction. On October 31, 2008, the defendants filed a motion to dismiss for failure to join the Cherokee Nation as a required party or, in the alternative, for judgment as a matter of law based on the plaintiffs' lack of standing. This motion was granted in part and denied in part on July 22, 2009. In its ruling, the district court dismissed Oklahoma's claims for monetary damages but denied the motion with respect to the claims for injunctive relief. Discovery in the case is complete. The defendants have filed a number of motions for summary judgment. Oral arguments on those motions and a motion for summary judgment filed by Oklahoma is scheduled for August 13 and 14, 2009. Trial is currently scheduled to begin on September 21, 2009.

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

NOTE 13: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost for the pension and other postretirement benefit plans recognized in the Consolidated Condensed Statements of Income were as follows (in millions):

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	June 27,	June 28,	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008	2009	2008
Service cost	$-	$-	$1	$1	$-	$-
Interest cost	1	1	-	-	1	-
Amortization of prior service cost	1	-	-	-	(1)	-
Expected return on plan assets	(2)	(1)	-	-	-	-
Recognized actuarial (gain) loss	-	-	-	-	(1)	1
Net periodic benefit cost	$-	$-	$1	$1	$(1)	$1

	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008	2009	2008
Service cost	$-	$-	$3	$3	$-	$-
Interest cost	4	4	1	1	2	2
Amortization of prior service cost	1	-	-	-	(1)	-
Expected return on plan assets	(5)	(5)	-	-	-	-
Recognized actuarial (gain) loss	-	-	-	-	(2)	2
Net periodic benefit cost	$-	$(1)	$4	$4	$(1)	$4

NOTE 14: INCOME TAXES

The effective tax rate for continuing operations was 35.8% and (32.6%) for the third quarter of fiscal years 2009 and 2008, respectively. The effective tax rate was 31.1% and 37.1% for the nine months of fiscal years 2009 and 2008, respectively. FASB Interpretation No. 18, “Accounting for Taxes in Interim Periods,” requires the calculation of interim period taxes based on the estimated annual effective tax rate, unless the estimated annual effective tax rate cannot be reliably estimated. Due to the volatile economy and operating environment of our industry, we have experienced rapidly changing operating conditions and results. This has resulted in a large range in the estimate of the annual effective tax rate. Consequently, beginning in the second quarter of fiscal 2009, we switched from estimating interim period taxes on the annual method to the year-to-date method. The effective rate for the third quarter of fiscal 2009 was impacted by such items as state income taxes, general business credits, amounts related to company-owned life insurance, and foreign valuation allowances. The effective rate for the nine months of fiscal 2009 was impacted by such items as tax planning in foreign jurisdictions, general business credits, amounts related to company-owned life insurance, and state and foreign valuation allowances. The effective rate for the third quarter and nine months of fiscal 2008 was impacted by such items as Domestic Production Deduction, general business credits, amounts related to company-owned life insurance and certain other nondeductible items, and composition of income and loss between domestic and foreign operations.

Unrecognized tax benefits were $230 million and $220 million at June 27, 2009, and September 27, 2008, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $97 million and $73 million at June 27, 2009, and September 27, 2008, respectively.

We classify interest and penalties on unrecognized tax benefits as income tax expense. At June 27, 2009 and September 27, 2008, before tax benefits, we had $74 million and $67 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

As of June 27, 2009, we are subject to income tax examinations for U.S. federal income taxes for fiscal years 1998 through 2008, excluding fiscal years 2001 and 2002, and for foreign, state and local income taxes for fiscal years 2001 through 2008. Within the next twelve months from June 27, 2009, tax audit resolutions could potentially reduce unrecognized tax benefits either because tax positions are sustained on audit or because we agree to their disallowance. However, a reasonable estimate of the range cannot be made at this time.

NOTE 15:  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Numerator:
Income (loss) from continuing operations	$127	$(3)	$(81)	$41
Less Dividends:
Class A ($0.040/share/quarter)	12	11	37	34
Class B ($0.036/share/quarter)	2	3	7	8
Undistributed earnings (losses)	$113	$(17)	$(125)	$(1)

Class A undistributed earnings (losses)	93	(14)	(104)	(1)
Class B undistributed earnings (losses)	20	(3)	(21)	-
Total undistributed earnings (losses)	$113	$(17)	$(125)	$(1)

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	302	280	303	280
Class B weighted average shares, and
shares under if-converted method for
diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	6	-	-	5
Denominator for diluted earnings per
share – adjusted weighted average
shares and assumed conversions	378	350	373	355

Earnings (Loss) Per Share from Continuing Operations:
Class A Basic	$0.35	$(0.01)	$(0.22)	$0.12
Class B Basic	$0.31	$(0.01)	$(0.20)	$0.11
Diluted	$0.33	$(0.01)	$(0.22)	$0.12
Net Earnings (Loss) Per Share:
Class A Basic	$0.37	$0.03	$(0.22)	$0.11
Class B Basic	$0.33	$0.02	$(0.20)	$0.10
Diluted	$0.35	$0.03	$(0.22)	$0.11

Approximately 15 million and 25 million of our option shares were antidilutive for the three and nine months ended June 27, 2009, respectively, and 23 million and 11 million were antidilutive for the three and nine months ended June 28, 2008, respectively. These shares were not included in the dilutive earnings per share calculation.

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

NOTE 16:  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Net income (loss)	$134	$9	$(82)	$38
Other comprehensive income, net of tax:
Currency translation adjustment	40	13	(54)	22
Currency translation adjustment reclassified
to gain/loss on discontinued operation	(2)	-	(39)	-
Unrealized gain (loss) on investments	7	(1)	3	(1)
Unrealized loss on investments
reclassified to other income	-	-	4	-
Postretirement benefits reserve adjustment	-	-	(5)	(1)
Net hedging unrealized gain (loss)	2	(4)	(30)	19
Net hedging unrealized loss
reclassified to earnings	13	10	36	10
Total comprehensive income (loss)	$194	$27	$(167)	$87

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Income tax expense (benefit):
Currency translation adjustment	$(2)	$-	$(2)	$-
Unrealized gain (loss) on investments	3	-	2	-
Unrealized loss on investments
reclassified to other income	-	-	1	-
Postretirement benefits reserve adjustment	-	-	5	1
Net hedging unrealized gain (loss)	1	(2)	(19)	13
Net hedging unrealized loss
reclassified to earnings	9	6	23	6
Total income tax expense (benefit)	$11	$4	$10	$20

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

Information on segments and a reconciliation to income (loss) from continuing operations before income taxes and minority interest are as follows (in millions):

	Three Months Ended			Nine Months Ended
	June 27, 2009	June 28, 2008		June 27, 2009		June 28, 2008
Sales:
Chicken	$2,417	$2,257		$7,011		$6,517
Beef	2,733	2,982		7,815		8,563
Pork	839	927		2,561		2,587
Prepared Foods	673	683		2,103		1,994
Total Sales	$6,662	$6,849		$19,490		$19,661

Operating Income (Loss):
Chicken	$143	$(30)	(b)	$(189)		$(27)	(d)
Beef	66	9		94		(53)	(e)
Pork	28	57		112		205	(f)
Prepared Foods	40	9	(c)	94	(a)	68	(c)
Other	(1)	-		(4)		-
Total Operating Income	276	45		107		193	(g)

Other Expense, net	80	47		229		128	(h)

Income (Loss) from Continuing Operations before Income Taxes and Minority Interest	$196	$(2)		$(122)		$65

a.	Includes $15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.
b.	Includes charges of $6 million related to the impairment of unimproved real property in Memphis, Tennessee.
c.	Includes charges of $7 million related to flood damage at our Jefferson, Wisconsin, plant.
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

The Beef segment had sales of $44 million and $36 million in the third quarter of fiscal years 2009 and 2008, respectively, and sales of $114 million and $97 million in the nine months of fiscal years 2009 and 2008, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $109 million and $127 million in the third quarter of fiscal years 2009 and 2008, respectively, and sales of $342 million and $371 million in the nine months of fiscal years 2009 and 2008, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

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

Overview of Third Quarter
●

Chicken Segment – Third quarter fiscal 2009 operating income was $143 million, up $173 million as compared to the same quarter last year. The improvement was largely due to price improvements and operational efficiencies, which included: yield, mix and live production performance improvements; adding processing flexibility; and reducing interplant product movement.

●

Beef Segment – Operating income was $66 million, or a 2.4% operating margin, despite overall weaker demand. We have continued our focus on production efficiency, customer service and product quality, which has resulted in higher relative price realization.

●

Pork Segment – Along with the drop in live hog costs, total revenues declined sharply during the quarter due to weak demand. However, we were able to manage the spread in a difficult market to attain an operating margin of 3.3%, or $28 million. Our pork plants continued to operate at high efficiency levels.

●	Prepared Foods Segment – Operating income was $40 million, or a 5.9% operating margin, up $31 million from the same quarter last year. The improvement was largely due to lower raw material costs.
●	Liquidity – We reduced our total debt to $3.5 billion, down $234 million as compared to the end of the second quarter fiscal 2009. Our total liquidity at June 27, 2009, was approximately $1.5 billion.

in millions, except per share data	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income (loss)	$134	$9	$(82)	$38
Net income (loss) - per diluted share	0.35	0.03	(0.22)	0.11

Nine months of fiscal 2009 – Net income (loss) includes the following items:
●	$15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.
Third quarter and nine months of fiscal 2008 – Net income (loss) included the following items:
●	$7 million charge related to flood damage at our Jefferson, Wisconsin, plant; and
●	$6 million charge related to impairment of unimproved real property in Memphis, Tennessee.
Nine months of fiscal 2008 – Net income (loss) included the following items:
●	$17 million charge related to the restructuring of our Emporia, Kansas, beef operation;
●	$13 million charge related to the closing of our Wilkesboro, North Carolina, cooked products poultry plant;
●	$12 million charge related to the impairment of packaging equipment;
●	$6 million of severance charges related to the FAST initiative;
●	$5 million in charges related to software impairments; and
●	$18 million non-operating gain related to the sale of an investment.

Outlook

●

Chicken – We expect our fourth quarter operating margins to be below our third quarter primarily due to leg quarter and breast meat oversupply which is expected to put pressure on pricing. Additionally, we have recently benefited from the decreasing grain costs, but most of this benefit will not flow through to our costs until the first quarter of fiscal 2010.

●	Beef – Relative to the lower demand, we expect to see adequate supplies of fed cattle, which should allow us to remain operating our plants at least five days a week.
●

Pork – Although, we project a decrease in hog supplies in our fourth quarter of fiscal 2009 as compared to our fourth quarter of fiscal 2008, we expect sufficient supplies to run our business efficiently.

●	Prepared Foods – We anticipate the increased demand for our products will persist and we will continue to drive operating efficiencies.

Summary of Results – Continuing Operations

Sales

in millions	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Sales	$6,662	$6,849	$19,490	$19,661
Change in average sales price	(5.6)%		(2.6)%
Change in sales volume	3.1%		1.7%
Sales decline	(2.7)%		(0.9)%

Third quarter - Fiscal 2009 vs Fiscal 2008
●

The decline in sales included lower average sales prices, which accounted for a decrease of approximately $387 million. This decrease was driven by a reduction in average sales prices in the Beef and Pork segments.

●

Sales were positively impacted by higher sales volume, which accounted for an increase of approximately $200 million. This included an increase in Chicken segment sales volume, which was driven by inventory reductions and sales volumes related to recent acquisitions, and an increase in Beef segment volumes.

Nine months - Fiscal 2009 vs Fiscal 2008
●

The decline in sales included lower average sales prices, which accounted for a decrease of approximately $382 million. This decrease was driven by a reduction in average sales prices in the Beef segment. In addition, inventory reductions and recent acquisitions in the Chicken segment led to an overall decrease in average sales prices, as most of the inventory reduction related to commodity products shipped internationally and sales volume from recent acquisitions are on average lower priced products. These decreases were partially offset by increases in average sales prices in our Pork and Prepared Foods segments.

●

Sales were positively impacted by higher sales volume, which accounted for an increase of approximately $211 million. This included an increase in Chicken segment sales volume, which was driven by inventory reductions and sales volumes related to recent acquisitions, as well as increased Prepared Foods sales volume. This was partially offset by reductions in Beef and Pork segment volumes, due primarily to lower export sales volumes.

Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Cost of sales	$6,192	$6,590	$18,749	$18,772
Gross margin	$470	$259	$741	$889
Cost of sales as a percentage of sales	92.9%	96.2%	96.2%	95.5%

Third quarter - Fiscal 2009 vs Fiscal 2008
●	Cost of sales decreased $398 million. Lower cost per pound reduced cost of sales $592 million, offset partially by higher sales volume which increased cost of sales $194 million.
●

Increase due to net gains of $3 million in the third quarter of fiscal 2009, as compared to net gains of $71 million in the third quarter of fiscal 2008, from our commodity risk management activities related to grain and energy purchases, which exclude the impact from related physical purchase transactions which impact current and future period operating results.

●

Decrease due to net losses of $3 million in the third quarter of fiscal 2009, as compared to net losses of $87 million in the third quarter of fiscal 2008, from our commodity risk management activities related to forward futures contracts for live cattle as compared to the same periods of fiscal 2008. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results.

	●	Decrease in grain costs in the Chicken segment of approximately $91 million.
	●	Decrease in average domestic live cattle and hog costs of approximately $283 million.
Nine months - Fiscal 2009 vs Fiscal 2008
●	Cost of sales decreased $23 million. Lower cost per pound reduced cost of sales $204 million, offset partially by higher sales volume which increased cost of sales $181 million.
	●	Decrease in average domestic live cattle and hog costs of approximately $482 million.
●

Increase due to net losses of $248 million in the nine months of fiscal 2009, as compared to net gains of $141 million in the nine months of fiscal 2008, from our commodity risk management activities related to grain and energy purchases, which exclude the impact from related physical purchase transactions which impact current and future period operating results.

	●	Increase in grain costs in the Chicken segment of approximately $81 million.
	●	Increase in Prepared Foods raw material costs of approximately $44 million.

Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Selling, general and administrative expenses	$192	$214	$617	$660
As a percentage of sales	2.9%	3.1%	3.2%	3.4%

Third quarter - Fiscal 2009 vs Fiscal 2008
●	Decrease of $14 million related to advertising and sales promotions.
Nine months - Fiscal 2009 vs Fiscal 2008
●	Decrease of $39 million related to advertising and sales promotions.

Other Charges

in millions	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Other charges	$2	$-	$17	$36

Nine months of fiscal 2009
●	Includes $15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.
Nine months of fiscal 2008
●	Includes $17 million charge related to the restructuring of our Emporia, Kansas, beef operation.
●	Includes $13 million charge related to the closing of our Wilkesboro, North Carolina, cooked products poultry plant.
●	Includes $6 million of severance charges related to the FAST initiative.

Interest Expense

in millions	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Cash interest expense	$76	$52	$196	$159
Noncash interest expense	12	(1)	29	-
Total Interest Expense	$88	$51	$225	$159

Fiscal 2009 vs Fiscal 2008
●

Cash interest expense includes interest expense related to the coupon rates for senior notes, commitment/letter of credit fees incurred on our revolving credit facilities, as well as other miscellaneous recurring cash payments. The increase is due primarily to higher average weekly indebtedness of approximately 13% and 12%, respectively, for the three and nine months ending June 27, 2009, as compared to the same periods last year. We also had an increase in the overall average borrowing rates.

●

Noncash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. The increase is primarily due to debt issuance costs incurred on the new credit facility in fiscal 2009, the 2014 Notes issued in fiscal 2009 and amendment fees paid in December 2008 on our then existing credit agreements. In addition, we had a slight increase due to the accretion of the debt discount on the 2014 Notes. Noncash interest expense for the nine months ending June 27, 2009, includes a $3 million unrealized loss on our interest rate swap. Noncash interest expense also includes the gain/loss on bond buybacks, which increased interest expense by $5 million and $4 million, respectively, for the third quarter and nine months ending June 27, 2009, as compared to the same periods last year.

Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Other (income) expense, net	$(3)	$(1)	$18	$(24)

Nine months of fiscal 2009
●	Includes $19 million in foreign currency exchange loss.
Nine months of fiscal 2008
●	Includes $18 million non-operating gain related to the sale of an investment.

Effective Tax Rate

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Effective tax rate	35.8%	(32.6)%	31.1%	37.1%

Third quarter of fiscal 2009 – The effective tax rate was impacted by:
●	state income taxes;
●	general business credits;
●	amounts related to company-owned life insurance; and
●	foreign valuation allowances.
Nine months of fiscal 2009 – The effective tax rate was impacted by:
●	tax planning in foreign jurisdictions;
●	general business credits;
●	amounts related to company-owned life insurance; and
●	state and foreign valuation allowances.
Third quarter and nine months of fiscal 2008 – The effective tax rate was impacted by:
●	the Domestic Production Deduction;
●	general business credits;
●	amounts related to company-owned life insurance and certain other nondeductible expense items; and
●	composition of income and loss between domestic and foreign operations.

Segment Results

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and segment profit (loss), which we measure at the operating income (loss) level.

in millions	Sales
	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Chicken	$2,417	$2,257	$7,011	$6,517
Beef	2,733	2,982	7,815	8,563
Pork	839	927	2,561	2,587
Prepared Foods	673	683	2,103	1,994
Total	$6,662	$6,849	$19,490	$19,661

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Chicken	$143	$(30)	$(189)	$(27)
Beef	66	9	94	(53)
Pork	28	57	112	205
Prepared Foods	40	9	94	68
Other	(1)	-	(4)	-
Total	$276	$45	$107	$193

Chicken Segment Results

in millions
	Three Months Ended			Nine Months Ended
	June 27,	June 28,		June 27,	June 28,
	2009	2008	Change	2009	2008	Change
Sales	$2,417	$2,257	$160	$7,011	$6,517	$494
Sales Volume Change			5.0%			8.2%
Avg. Sales Price Change			2.0%			(0.5)%

Operating Income (Loss)	$143	$(30)	$173	$(189)	$(27)	$(162)
Operating Margin	5.9%	(1.3)%		(2.7)%	(0.4)%

Third quarter and nine months of fiscal 2008
●	Includes $6 million charge related to impairment of unimproved real property in Memphis, Tennessee.
Nine months of fiscal 2008
●	Includes $13 million charge related to the closing of our Wilkesboro, North Carolina, cooked products plant.
●	Includes $5 million in charges related to software impairments.

Third quarter and nine months - Fiscal 2009 vs Fiscal 2008
●

Sales and operating results were impacted positively by increased sales volume, as well as higher average sales prices. The increase in sales volume for both the third quarter and nine months of fiscal 2009 was due to inventory reductions and sales volume related to recent acquisitions. The inventory reductions and recent acquisitions diluted the average sales price changes, as most of the inventory reduction related to commodity products shipped internationally and sales volume from recent acquisitions are on average lower priced products. Operating results were also positively impacted by operational improvements, which included: yield, mix and live production performance improvements; adding processing flexibility; and reducing interplant product movement. Operating results were adversely impacted in the third quarter and nine months of fiscal 2009, as compared to the same periods of fiscal 2008, by a decline of $68 million and $389 million, respectively, from our commodity risk management activities related to grain and energy purchases. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results. As compared to the same periods of fiscal 2008, operating results were positively impacted in the third quarter of fiscal 2009 by a decrease in grain costs of $91 million, while results were adversely impacted in the nine months of fiscal 2009 by an increase in grain costs of $81 million.

Beef Segment Results

in millions
	Three Months Ended			Nine Months Ended
	June 27,	June 28,		June 27,	June 28,
	2009	2008	Change	2009	2008	Change
Sales	$2,733	$2,982	$(249)	$7,815	$8,563	$(748)
Sales Volume Change			2.6%			(3.9)%
Avg. Sales Price Change			(10.7)%			(5.0)%

Operating Income (Loss)	$66	$9	$57	$94	$(53)	$147
Operating Margin	2.4%	0.3%		1.2%	(0.6)%

Nine months of fiscal 2008
●	Includes $17 million charge related to the restructuring of our Emporia, Kansas, operation.
●	Includes $8 million charge related to the impairment of packaging equipment.

Third quarter and nine months - Fiscal 2009 vs Fiscal 2008
●

Operating results as compared to the same periods in 2008 were impacted positively by lower average live prices, partially offset by lower average sales prices. Operating results were positively impacted in the third quarter and nine months of fiscal 2009 by $82 million and $117 million, respectively, from our commodity risk management activities related to forward futures contracts for live cattle as compared to the same periods of fiscal 2008. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Pork Segment Results

in millions
	Three Months Ended			Nine Months Ended
	June 27,	June 28,		June 27,	June 28,
	2009	2008	Change	2009	2008	Change
Sales	$839	$927	$(88)	$2,561	$2,587	$(26)
Sales Volume Change			0.7%			(1.8)%
Avg. Sales Price Change			(10.1)%			0.9%

Operating Income	$28	$57	$(29)	$112	$205	$(93)
Operating Margin	3.3%	6.1%		4.4%	7.9%

Nine months of fiscal 2008
●	Includes $4 million charge related to the impairment of packaging equipment.

Third quarter and nine months - Fiscal 2009 vs Fiscal 2008
●

Operating results as compared to the same periods in fiscal 2008 were impacted positively by lower average live prices, offset in the third quarter by lower average sales prices. Operating results were impacted in the third quarter and nine months of fiscal 2009 by an improvement of $2 million and a decline of $35 million, respectively, from our commodity risk management activities related to forward futures contracts for live hogs as compared to the same periods of fiscal 2008. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Prepared Foods Segment Results

in millions
	Three Months Ended			Nine Months Ended
	June 27,	June 28,		June 27,	June 28,
	2009	2008	Change	2009	2008	Change
Sales	$673	$683	$(10)	$2,103	$1,994	$109
Sales Volume Change			0.4%			3.1%
Avg. Sales Price Change			(1.9)%			2.3%

Operating Income	$40	$9	$31	$94	$68	$26
Operating Margin	5.9%	1.3%		4.5%	3.4%

Nine months of fiscal 2009
●	Includes $15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.
Third quarter and nine months of fiscal 2008
●	Includes $7 million charge related to flood damage at our Jefferson, Wisconsin, plant.

Third quarter and nine months - Fiscal 2009 vs Fiscal 2008
●

In the third quarter, operating results were impacted positively by lower raw material costs, partially offset by lower average sales prices as compared to the same period last year. In the nine months, operating results were impacted positively by higher average sales prices and improved sales volume, partially offset by higher raw material costs as compared to the same period last year.

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

Cash Flows from Operating Activities

in millions	Nine Months Ended
	June 27, 2009	June 28, 2008
Net income (loss)	$(82)	$38
Non-cash items in net income (loss):
Depreciation and amortization	371	374
Deferred taxes and other, net	72	2
Changes in working capital	323	(379)
Net cash provided by operating activities	$684	$35

Changes in working capital for the nine months ended:
●	June 27, 2009 – Increased due to lower inventory and accounts receivable balances, partially offset by a lower accounts payable balance and change in income tax balances.
●	June 28, 2008 – Decreased primarily due to higher inventory and accounts receivable balances, as well as a change in income tax balances.

Cash Flows from Investing Activities

in millions	Nine Months Ended
	June 27, 2009	June 28, 2008
Additions to property, plant and equipment	$(248)	$(330)
Proceeds from sale of property, plant and equipment	8	23
Proceeds from sale of investments	14	22
Proceeds from sale (purchases) of marketable securities, net	15	(14)
Acquisitions, net of cash acquired	(71)	(17)
Proceeds from sale of discontinued operation	75	-
Change in restricted cash to be used for investing activities	(60)	-
Other, net	(31)	1
Net cash used for investing activities	$(298)	$(315)

●	Additions to property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.
	●	Capital spending for fiscal 2009 is expected to be $350-$400 million, which includes the following:
		●	approximately $240-$275 million on current core business capital spending:
		●	approximately $50-$60 million on post-acquisition capital spending related to our Brazil and China acquisitions; and
●

approximately $60-$65 million related to Dynamic Fuels LLC (Dynamic Fuels) facility. The cost to construct the facility is estimated to be $138 million, which was funded by $100 million of Gulf Opportunity Zone tax-exempt bonds issued in October 2008, along with equity contributions made by Tyson and Syntroleum Corporation. Construction began in October 2008 and will continue through late 2009, with production targeted for early 2010.

●

Acquisitions - In October 2008, we acquired three vertically integrated poultry companies in southern Brazil. The aggregate purchase price was $67 million, which included $17 million of mandatory deferred payments to be made through 2011. In addition, we have $14 million of contingent purchase price based on production volumes payable through fiscal 2010. Additionally, the joint venture agreements with Shandong Xinchang Group in China received the necessary government approvals during the third quarter fiscal 2009. We expect to spend $110-$115 million to acquire a 60% ownership and anticipate closing the transaction during the fourth quarter fiscal 2009.

●

Change in restricted cash - In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. The cash received from these bonds is restricted and can only be used towards the construction of the Dynamic Fuels’ facility.

Cash Flows from Financing Activities

in millions	Nine Months Ended
	June 27, 2009	June 28, 2008
Net borrowings (payments) on revolving credit facilities	$(3)	$378
Payments on debt	(289)	(91)
Proceeds from borrowings of debt	851	3
Purchases of treasury shares	(11)	(25)
Dividends	(44)	(42)
Change in negative book cash balances	(119)	51
Change in restricted cash to be used for financing activities	(140)	-
Debt issuance costs	(60)	-
Stock options exercised and other, net	9	12
Net cash provided by financing activities	$194	$286

●	Net borrowings (payments) on revolving credit facilities primarily include activity related to our accounts receivable securitization.
●

Payments on debt - During the nine months of fiscal 2009, we bought back the following: $161 million of 8.25% Notes due October 2011 (2011 Notes); $94 million of 7.95% Notes due February 2010 (2010 Notes); and $23 million of 7.85% Notes due April 2016 (2016 Notes).

●	Proceeds from borrowings of debt include:
●

In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the Federal government to the regions affected by Hurricane Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033.

●

In March 2009, we issued $810 million of senior unsecured notes, which will mature in March 2014 (2014 Notes). After the original issue discount of $59 million, based on an issue price of 92.756% of face value, we received net proceeds of $751 million. We used the net proceeds towards the repayment of our borrowings under our accounts receivable securitization facility and for other general corporate purposes.

●	In conjunction with the entry into our new credit facility and the issuance of the 2014 Notes, we paid $48 million for debt issuance costs.
●

We have $140 million of 2010 Notes outstanding. We originally placed $234 million of the net proceeds from the 2014 Notes in a blocked cash collateral account to be used for the payment, prepayment, repurchase or defeasance of the 2010 Notes. At June 27, 2009, we had $140 million remaining in the blocked cash collateral account.

●	We have $839 million of 8.25% Notes due October 2011 (2011 Notes). We plan presently to use current cash on hand and cash flows from operations for payment on the 2011 Notes.

Liquidity

in millions
			Outstanding
			Letters of
	Commitments	Facility	Credit (no	Amount	Amount
	Expiration Date	Amount	draw downs)	Borrowed	Available
Cash and cash equivalents					$845

Revolving credit facility	March 2012	$1,000	$296	$-	$704
Total liquidity					$1,549

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

●

We completed the sale of Lakeside in March 2009. We plan to use available proceeds to pay down debt and for other general corporate purposes. Inclusive of the working capital of Lakeside initially retained by us at closing, as well as consideration received from XL Foods, we expect the following future cash flows based on the June 27, 2009, currency exchange rate: approximately $19 million in the remainder of calendar 2009; $43 million in notes receivable, plus interest, to be paid over two years by XL Foods; and $26 million of XL Foods preferred stock redeemable over five years. The discontinuance of Lakeside’s operation will not have a material effect on our future operating cash flows.

●	Our current ratio was 2.27 to 1 and 2.07 to 1 at June 27, 2009, and September 27, 2008, respectively.

Deterioration of Credit and Capital Markets

Credit market conditions deteriorated rapidly during our fourth quarter of fiscal 2008 and continued into fiscal 2009. Several major banks and financial institutions failed or were forced to seek assistance through distressed sales or emergency government measures. While not all-inclusive, the following summarizes some of the impacts to our business:

Credit Facility

Cash flows from operating activities and current cash on hand are our primary source of liquidity for funding debt service and capital expenditures. However, we rely on our revolving credit facility to provide additional liquidity for working capital needs, letters of credit, and as a source of financing for growth opportunities. Our revolving credit facility has total committed capacity of $1.0 billion. As of June 27, 2009, we had outstanding letters of credit totaling $296 million, none of which were drawn upon, which left $704 million available for borrowing. Our revolving credit facility is funded by a syndicate of 18 banks, with commitments ranging from $6 million to $115 million per bank. If any of the banks in the syndicate were unable to perform on their commitments to fund the facility, our liquidity could be impaired, which could reduce our ability to fund working capital needs, support letters of credit or finance our growth opportunities.

Customers/Suppliers

The financial condition of some of our customers and suppliers could also be impaired by current market conditions. Although we have not experienced a material increase in customer bad debts or non-performance by suppliers, current market conditions increase the probability we could experience losses from customer or supplier defaults. Should current credit and capital market conditions result in a prolonged economic downturn in the United States and abroad, demand for protein products could be reduced, which could result in a reduction of sales, operating income and cash flows. In addition, we rely on livestock producers throughout the country to supply our live cattle and hogs. If these producers are adversely impacted by the current economic conditions and go out of business, our livestock supply for processing could be significantly impacted.

Investments

The value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets, has been impacted by the market volatility over the past year. These instruments were recorded at fair value as of June 27, 2009. During the nine months of fiscal 2009, we had a reduction in fair value, resulting in the recognition through earnings of $18 million.

We currently oversee two domestic and one foreign subsidiary non-contributory qualified defined benefit pension plans. All three pension plans are frozen to new participants and no additional benefits will accrue for participants. Consistent with our 2008 actuarial valuation, we contributed $1 million to these plans for fiscal 2009. We also have one domestic unfunded defined benefit plan. Consistent with our 2008 actuarial valuation, we contributed $1 million to this plan in fiscal 2009.

Financial Instruments

As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to commodity purchases. Similar to the capital markets, the commodities markets have been volatile over the past year. Grain and some energy prices reached an all-time high during our fourth quarter of fiscal 2008 before falling sharply. While the reduction in grain and energy prices benefit us long-term, we recorded losses related to these financial instruments in the nine months of fiscal 2009 of $248 million. We have recently implemented a more conservative policy regarding our hedging activities, mostly due to changes in business practices that reduce price volatility risk.

Insurance

We rely on insurers as a protection against liability claims, property damage and various other risks. Our primary insurers maintain an A.M. Best Financial Strength Rating of A or better. Nevertheless, we continue to monitor this situation as insurers have been and are expected to continue to be impacted by the current capital market environment.

Capitalization

in millions
	June 27, 2009	September 27, 2008
Senior Notes	$3,335	$2,858
GO Zone tax-exempt bonds	100	-
Other indebtedness	83	38
Total Debt	$3,518	$2,896

Total Equity	$4,815	$5,014

Debt to Capitalization Ratio	42.2%	36.6%

●

In March 2009, we issued $810 million of senior unsecured notes, which will mature in March 2014 (2014 Notes). The 2014 Notes had an original issue discount of $59 million, based on an issue price of 92.756% of face value. We used the net proceeds towards the repayment of our borrowings under our accounts receivable securitization facility and for other general corporate purposes.

●	At June 27, 2009, we had a total of approximately $1.0 billion of cash and cash equivalents and restricted cash.

Credit Ratings

2016 Notes

On September 4, 2008, Standard & Poor’s (S&P) downgraded the credit rating from “BBB-” to “BB.” This downgrade increased the interest rate on the 2016 Notes from 6.85% to 7.35%, effective beginning with the six-month interest payment due October 1, 2008.

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

Revolving Credit Facility

S&P’s credit rating for Tyson Foods, Inc. corporate credit is “BB.” Moody’s credit rating for Tyson Foods, Inc. corporate rating is “Ba3.” If S&P were to downgrade our corporate credit rating to “B+” or lower or Moody’s were to downgrade our corporate credit rating to “B1” or lower, our letter of credit fees would increase by an additional 0.25%.

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

While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and fair value of other intangible assets, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate the fair value of the reporting units, we may be required to perform the second step of our goodwill impairment analysis, which could result in a material impairment. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. Under the income approach, we are required to make various judgmental assumptions about appropriate discount rates. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions, could, among other things, cause us to increase the discount rate used in the goodwill valuations.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges under SFAS No. 133(R) could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of June 27, 2009, and September 27, 2008, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	June 27, 2009	September 27, 2008
Livestock:
Cattle	$13	$78
Hogs	6	31

Grain	8	88

Interest Rate Risk: At June 27, 2009, we had fixed-rate debt of $3.3 billion with a weighted average interest rate of 7.9%. We have exposure to changes in interest rates on this fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $35 million at June 27, 2009, and $45 million at September 27, 2008. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

At June 27, 2009, we had variable rate debt of $171 million with a weighted average interest rate of 4.3%. A hypothetical 10% increase in interest rates effective at June 27, 2009, and September 27, 2008, would have a minimal effect on interest expense.

Foreign Currency Risk: We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at June 27, 2009, and September 27, 2008, related to the foreign exchange forward contracts would have a $16 million and $11 million, respectively, impact on pretax income. In the future, we may enter into more foreign exchange forward contracts as a result of our international growth strategy.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2008 Annual Report filed on Form 10-K, for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2008 Annual Report.

Item 4. Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 27, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

In the third quarter ended June 27, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2004, representatives of our subsidiary, Tyson Fresh Meats, Inc. (TFM), met with the U.S. Environmental Protection Agency (USEPA) staff to discuss alleged wastewater and late report filing violations under the Clean Water Act relating to the 2002 Second and Final Consent Decree that governed compliance requirements for TFM’s Dakota City, Nebraska, facility. TFM vigorously disputed these allegations. The U.S. Department of Justice (DOJ), on behalf of USEPA, recently requested that TFM enter into a tolling agreement concerning possible civil penalties and injunctive relief for Clean Water Act violations, which was executed in July 2008, and enter into negotiations with DOJ and USEPA regarding a potential settlement of this matter. Pursuant to negotiations with DOJ and USEPA, a settlement in principal was reached on December 30, 2008, which would require the payment of $2,026,500 in penalties. TFM currently expects completion of the settlement of this matter on these terms before the end of fiscal year 2009.

On January 9, 2003, we received a notice of liability letter from Union Pacific Railroad Company (“Union Pacific”) relating to our alleged contributions of waste oil to the Double Eagle Refinery Superfund Site in Oklahoma City, Oklahoma. On August 22, 2006, the United States and the State of Oklahoma filed a lawsuit styled United States of America, et al. v. Union Pacific Railroad Co. in the United States District Court for the Western District of Oklahoma seeking more than $22 million (the amount sought has subsequently increased to more than $30 million) to remediate the Double Eagle site. Certain Tyson entities joined a “potentially responsible parties” group on October 31, 2006. A settlement between the “potentially responsible parties” group, the United States, and the State of Oklahoma was reached and the Tyson entities paid $625,586 (for 135,997 alleged gallons of waste oil) into escrow towards the settlement of the matter. In furtherance of finalizing the settlement, on June 20, 2008 the DOJ filed a complaint styled United States of America, et al. v. Albert Investment Co., Inc. et al. against numerous alleged responsible parties, including various Tyson entities (the “Litigation”).  A proposed Consent Decree addressing all alleged liability of Tyson for the site was lodged on June 27, 2008. On August 15, 2008, Union Pacific submitted to the United States its Comments and Objections to the proposed Consent Decree.  In its Comments and Objections, Union Pacific claimed that the Tyson entities' alleged gallons of waste oil should be 160,819 rather than the 135,997 gallons set forth in the proposed Consent Decree. On October 10, 2008, Union Pacific initiated litigation to challenge the proposed Consent Decree by filing a Motion to intervene in the Litigation, which the court denied. Union Pacific is appealing this decision to the United States Court of Appeals for the Tenth Circuit. The "potentially responsible parties" group and other parties have filed briefs in the Tenth Circuit, and oral arguments are currently set for September 21, 2009. If the proposed Consent Decree is entered, the escrowed amount will be paid to the United States and the State of Oklahoma.

In August 2004, we received a subpoena requesting the production of documents from a federal grand jury sitting in the Western District of Arkansas. The subpoena focused on events surrounding a workplace accident on October 10, 2003, that resulted in the death of one of our employees at the River Valley Animal Foods rendering plant in Texarkana, Arkansas. That workplace fatality had previously been the subject of an investigation by the Occupational Health and Safety Administration (OSHA) of the Department of Labor. On April 9, 2004, OSHA issued citations to us and our subsidiary Tyson Poultry, Inc., d/b/a River Valley Animal Foods, alleging violations of health and safety standards arising from the death of the employee due to hydrogen sulfide inhalation. The citations consist of five willful, 12 serious and two recordkeeping violations. OSHA seeks abatement of the alleged violations and proposed penalties of $436,000. The OSHA proceeding was stayed pending the completion of the grand jury investigation. On July 14, 2008, we received a letter from the United States Attorney's office in the Western District of Arkansas, in which the DOJ and the DOL claimed that we willfully violated OSHA regulations resulting in the death of an employee, and that certain of our employees or agents, acting in the course of their employment, had made false statements to OSHA compliance officers. The letter also expressed concern that our agents may have withheld documents in the course of the OSHA investigation, thereby subjecting us to liability for obstruction of justice. On January 5, 2009, we entered a plea of guilty to a misdemeanor charge that we willfully violated OSHA regulations resulting in the death of an employee and agreed to pay a fine of $500,000. On June 16, 2009, the company was sentenced under the plea agreement. The sentence consists of a fine of $500,000 and one year of unsupervised probation. We are in the process of negotiating the resolution of the OSHA civil claims.

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

Since 2003, nine lawsuits have been brought against Tyson and several other poultry companies by approximately 150 plaintiffs in Washington County, Arkansas Circuit Court (Green v. Tyson Foods, Inc., et al., Bible v. Tyson Foods, Inc., Beal v. Tyson Foods, Inc., et al., McWhorter v. Tyson Foods, Inc., et al., McConnell v. Tyson Foods, Inc., et al., Carroll v. Tyson Foods, Inc., et al., Belew v. Tyson Foods, Inc., et al., Gonzalez v. Tyson Foods, Inc., et al., and Rasco v. Tyson Foods, Inc., et al.) alleging that the land application of poultry litter caused arsenic and pathogenic mold and fungi contamination of the air, soil and water in and around Prairie Grove, Arkansas. In addition to the poultry company defendants, plaintiffs sued Alpharma, the manufacturer of a feed ingredient containing an organic arsenic compound that has been used in the broiler industry. Plaintiffs are seeking recovery for several types of personal injuries, including several forms of cancer. On August 2, 2006, the Court granted summary judgment in favor of Tyson and the other poultry company defendants in the first case to go to trial and denied summary judgment as to Alpharma. The case was tried against Alpharma and the jury returned a verdict in favor of Alpharma. Plaintiffs appealed the summary judgment in favor of the poultry company defendants and the Court stayed the remaining eight lawsuits pending the appeal.  On May 8, 2008, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry company defendants. The remanded trial in this case against the poultry company defendants began on April 30, 2009 and on May 14, 2009, the jury returned a verdict in favor of us and the other poultry company defendants. On July 13, 2009, plaintiffs filed a notice of appeal to the Arkansas Supreme Court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding our purchases of Class A stock during the periods indicated.

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (a)
Mar. 29 to Apr. 25, 2009	221,768	$10.41	-	22,474,439
Apr. 26 to May 30, 2009	226,832	12.09	-	22,474,439
May 31 to June 27, 2009	141,713	13.21	-	22,474,439
Total	(b) 590,313	$11.72	-	22,474,439

(a)

On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(b)

We purchased 590,313 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain company obligations under our equity compensation plans. These transactions included 536,122 shares purchased in open market transactions and 54,191 shares withheld to cover required tax withholdings on the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Stock Option Grant Date Notice

The Compensation Committee (“Committee”) of the Company’s Board of Directors adopted a procedure in 2006 to grant non-qualified stock options on the fourth (4th) business day immediately following the date of our release of fiscal year-end earnings to the public, with such options to be granted at the closing price on the date of grant. At the May 7, 2009 meeting, the Committee approved resolutions stating earnings for fiscal 2009 are currently expected to be released November 23, 2009, and options shall be granted on the 4th business day after earnings are released, making the expected option grant date November 30, 2009. The resolutions further stated that if the earnings release date for fiscal 2009 is changed, the option grant date shall also be appropriately changed to fall on the fourth day after the announcement of the earnings.

Annual Meeting Notice

Our 2010 Annual Meeting is currently scheduled for February 5, 2010. Accordingly, pursuant to our By-laws, for any business to be brought before the 2010 Annual Meeting by a proponent shareholder, written notice (in proper form as required by our By-laws) must be provided to R. Read Hudson, the Company’s Secretary, at 2200 Don Tyson Parkway, Springdale, Arkansas, 72762-6999, no later than November 22, 2009, and no earlier than October 28, 2009.

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

TYSON FOODS, INC.

Date: August 3, 2009	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President
and Chief Financial Officer

Date: August 3, 2009	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer