Form 10-K
period 2009-10-03
TYSON FOODS INC
filed 2009-11-23
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended October 3, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes [ ]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

On March 28, 2009, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (Class A stock), and Class B Common Stock, $0.10 par value (Class B stock), held by non-affiliates of the registrant was $2,902,509,297 and $208,165, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.

On October 31, 2009, there were 306,647,117 shares of the registrant's Class A stock and 70,021,155 shares of its Class B stock outstanding.

INCORPORATION BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held February 5, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We operate a fully vertically integrated poultry production process. Our integrated operations consist of breeding stock, contract growers, feed production, processing, further-processing, marketing and transportation of chicken and related allied products, including animal and pet food ingredients. Through our wholly-owned subsidiary, Cobb-Vantress, Inc. (Cobb), we are one of the leading poultry breeding stock suppliers in the world. Investing in breeding stock research and development allows us to breed into our flocks the characteristics found to be most desirable.

We also process live fed cattle and hogs and fabricate dressed beef and pork carcasses into primal and sub-primal meat cuts, case ready beef and pork and fully-cooked meats. In addition, we derive value from allied products such as hides and variety meats sold to further processors and others.

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

We have been exploring ways to commercialize our supply of poultry litter and animal fats. In June 2007, we announced a 50/50 joint venture with Syntroleum Corporation, called Dynamic Fuels LLC. Dynamic Fuels LLC will produce renewable synthetic fuels targeting the renewable diesel and jet fuel markets. Construction of production facilities is expected to continue through early 2010, with production targeted soon thereafter.

FINANCIAL INFORMATION OF SEGMENTS
We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The contribution of each segment to net sales and operating income (loss), and the identifiable assets attributable to each segment, are set forth in Note 20, “Segment Reporting” of the Notes to Consolidated Financial Statements.

DESCRIPTION OF SEGMENTS
Chicken: Chicken operations include breeding and raising chickens, as well as processing live chickens into fresh, frozen and value-added chicken products and logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets. It also includes sales from allied products and our chicken breeding stock subsidiary.

Beef: Beef operations include processing live fed cattle and fabricating dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. This segment also includes sales from allied products such as hides and variety meats, as well as logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets. Allied products are marketed to manufacturers of pharmaceuticals and technical products.

Pork: Pork operations include processing live market hogs and fabricating pork carcasses into primal and sub-primal cuts and case-ready products. This segment also includes our live swine group, related allied product processing activities and logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets. We sell allied products to pharmaceutical and technical products manufacturers, as well as a limited number of live swine to pork processors.

Prepared Foods: Prepared Foods operations include manufacturing and marketing frozen and refrigerated food products, as well as logistics operations to move products through the supply chain. Products include pepperoni, bacon, beef and pork pizza toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets.

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

We operate our own feed mills to produce scientifically-formulated feeds. In fiscal 2009, corn and soybean meal were major production costs, representing roughly 45% of our cost of growing a live chicken. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future. While we produce nearly all our inventory of breeder chickens and live broilers, from time-to-time we purchase live, ice-packed or deboned chicken to meet production requirements.

Beef: The primary raw materials used in our beef operations are live cattle. We do not have facilities of our own to raise cattle but have cattle buyers located throughout cattle producing areas who visit independent feed yards and buy live cattle on the open spot market. These buyers are trained to select high quality animals, and we continually measure their performance. We also enter into various risk-sharing and procurement arrangements with producers to secure a supply of livestock for our facilities. We believe the sources of supply of live cattle are adequate for our present needs.

Pork: The primary raw materials used in our pork operations are live hogs. The majority of our live hog supply is obtained through various procurement relationships with independent producers. We also employ buyers who purchase hogs on a daily basis, generally a few days before the animals are processed. These buyers are trained to select high quality animals, and we continually measure their performance. We believe the sources of supply of live hogs are adequate for our present needs. Additionally, we raise a number of weanling swine to sell to independent finishers and supply a minimal amount of live swine for our own processing needs.

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

CUSTOMERS
Wal-Mart Stores, Inc. accounted for 13.8% of our fiscal 2009 consolidated sales. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represents more than 10% of fiscal 2009 consolidated sales.

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

INTERNATIONAL
We exported to more than 90 countries in fiscal 2009. Major export markets include Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea, Taiwan and Vietnam.

We have the following international operations:

●	Tyson de Mexico, a Mexican subsidiary, is a vertically-integrated poultry production company;
●
Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, the Dominican Republic, India, Ireland, Italy, Japan, the Netherlands, Peru, the Philippines, Spain, Sri Lanka, the United Kingdom and Venezuela;

●	Tyson do Brazil, a Brazilian subsidiary, is a vertically-integrated poultry production company;
●	Shandong Tyson Xinchang Foods, joint ventures in China in which we have a majority interest, is a vertically-integrated poultry production company;
●	Tyson Dalong, a joint venture in China in which we have a majority interest, is a chicken further processing facility;
●	Jiangsu-Tyson, a Chinese poultry breeding company, is building a vertically-integrated poultry operation with production expected to begin in fiscal 2011;
●	Godrej Tyson Foods, a joint venture in India in which we have a majority interest, is a poultry processing business; and
●	Cactus Argentina, a majority interest in a vertically-integrated beef operation joint venture in Argentina; however, we do not consolidate the entity due to the lack of controlling interest.

We continue to explore growth opportunities in foreign countries. Additional information regarding export sales, long-lived assets located in foreign countries and income (loss) from foreign operations is set forth in Note 20, “Segment Reporting” of the Notes to Consolidated Financial Statements.

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

ENVIRONMENTAL REGULATION AND FOOD SAFETY
Our facilities for processing chicken, beef, pork and prepared foods, milling feed and housing live chickens and swine are subject to a variety of federal, state and local environmental laws and regulations, which include provisions relating to the discharge of materials into the environment and generally provide for protection of the environment. We believe we are in substantial compliance with such applicable laws and regulations and are not aware of any violations of such laws and regulations likely to result in material penalties or material increases in compliance costs. The cost of compliance with such laws and regulations has not had a material adverse effect on our capital expenditures, earnings or competitive position, and except as described below, is not anticipated to have a material adverse effect in the future.

Congress and the United States Environmental Protection Agency are considering various options to control greenhouse gas emissions. It is unclear at this time when or if such options will be finalized, or what the final form may be. Due to the uncertainty surrounding this issue, it is premature to speculate on the specific nature of impacts that imposition of greenhouse gas emission controls would have on us, and whether such impacts would have a material adverse effect.

We work to ensure our products meet high standards of food safety and quality. In addition to our own internal Food Safety and Quality Assurance oversight and review, our chicken, beef, pork and prepared foods products are subject to inspection prior to distribution, primarily by the United States Department of Agriculture (USDA) and the United States Food and Drug Administration (FDA). We are also participants in the United States Hazard Analysis Critical Control Point (HACCP) program and are subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002.

EMPLOYEES AND LABOR RELATIONS
As of October 3, 2009, we employed approximately 117,000 employees. Approximately 100,000 employees were employed in the United States and 17,000 employees were in foreign countries, primarily China, Mexico and Brazil. Approximately 33,000 employees in the United States were subject to collective bargaining agreements with various labor unions, with approximately 6% of those employees included under agreements expiring in fiscal 2010. These agreements expire over periods throughout the next several years. Approximately 7,000 employees in foreign countries were subject to collective bargaining agreements. We believe our overall relations with our workforce are good.

MARKETING AND DISTRIBUTION
Our principal marketing objective is to be the primary provider of chicken, beef, pork and prepared foods products for our customers and consumers. As such, we utilize our national distribution system and customer support services to achieve the leading market position for our products. On an ongoing basis, we identify distinct markets and business opportunities through continuous consumer and market research. In addition to supporting strong regional brands across multiple protein lines, we build the Tyson brand primarily through well-defined product-specific advertising and public relations efforts focused toward key consumer targets with specific needs. These efforts are designed to present key Tyson products as everyday solutions to relevant consumer problems thereby gaining adoption into regular eating routines. Further, we use a coordinated mix of activities designed to connect with our customers and consumers on both rational and emotional levels. We utilize our national distribution system and customer support services to achieve the leading market position for our products.

We have the ability to produce and ship fresh, frozen and refrigerated products worldwide. Domestically, our distribution system extends to a broad network of food distributors and is supported by our owned or leased cold storage warehouses, public cold storage facilities and our transportation system. Our distribution centers accumulate fresh and frozen products so we can fill and consolidate less-than-truckload orders into full truckloads, thereby decreasing shipping costs while increasing customer service. In addition, we provide our customers a wide selection of products that do not require large volume orders. Our distribution system enables us to supply large or small quantities of products to meet customer requirements anywhere in the continental United States. Internationally, we utilize both rail and truck refrigerated transportation to domestic ports, where consolidations take place to transport to foreign destinations. We use ocean and air transportation to meet the delivery needs of our foreign customers.

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

INDUSTRY PRACTICES
Our agreements with customers are generally short-term, primarily due to the nature of our products, industry practices and fluctuations in supply, demand and price for such products. In certain instances where we are selling further processed products to large customers, we may enter into written agreements whereby we will act as the exclusive or preferred supplier to the customer, with pricing terms that are either fixed or variable. Due to volatility of the cost of raw materials, fixed price contracts are generally limited to three months in duration.

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEBSITE
We maintain an internet website for investors at http://ir.tyson.com. On this website, we make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to any of those reports, as soon as reasonably practicable after we electronically file such reports with, or furnish to, the Securities and Exchange Commission. Also available on the website for investors are the Corporate Governance Principles, Audit Committee charter, Compensation Committee charter, Governance Committee charter, Nominating Committee charter, Code of Conduct and Whistleblower Policy. Our corporate governance documents are available in print, free of charge to any shareholder who requests them.

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

Fluctuations in commodity prices and in the availability of raw materials, especially feed grains, live cattle, live swine and other inputs could negatively impact our earnings.
Our results of operations and financial condition are dependent upon the cost and supply of raw materials such as feed grains, live cattle, live swine, energy and ingredients, as well as the selling prices for our products, many of which are determined by constantly changing market forces of supply and demand over which we have limited or no control. Corn and soybean meal are major production costs in the poultry industry, representing roughly 45% of our cost of growing a chicken in fiscal 2009. As a result, fluctuations in prices for these feed ingredients, which include competing demand for corn and soybean meal for use in the manufacture of renewable energy, can adversely affect our earnings. Production of feed ingredients is affected by, among other things, weather patterns throughout the world, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments.

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

Market demand and the prices we receive for our products may fluctuate due to competition from global and domestic food producers and processors.
We face competition from other global and domestic food producers and processors. Some of the factors on which we compete and which may drive demand for our products include:

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
Demand for our products can be adversely impacted by outbreaks of livestock diseases, which can have a significant impact on our financial results. Efforts are taken to control disease risks by adherence to good production practices and extensive precautionary measures designed to ensure the health of livestock. However, outbreaks of disease and other events, which may be beyond our control, either in our own livestock or cattle and hogs owned by independent producers who sell livestock to us, could significantly affect demand for our products, consumer perceptions of certain protein products, the availability of livestock for purchase by us and our ability to conduct our operations. Moreover, the outbreak of livestock diseases, particularly in our Chicken segment, could have a significant effect on the livestock we own by requiring us to, among other things, destroy any affected livestock. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our products to or from our suppliers, facilities or customers. This could also result in negative publicity that may have an adverse effect on our ability to market our products successfully and on our financial results.

We are subject to risks associated with our international operations, which could negatively affect our sales to customers in foreign countries, as well as our operations and assets in such countries.
In fiscal 2009, we exported to more than 90 countries. Major export markets include Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea, Taiwan and Vietnam. Our export sales for fiscal 2009 totaled $2.7 billion. In addition, we had approximately $329 million of long-lived assets located in foreign countries, primarily Brazil, China and Mexico, at the end of fiscal 2009. In fiscal 2009, approximately 3% of the loss from continuing operations before income taxes and minority interest was from foreign operations.

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
●
impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the Canadian dollar, the Chinese renminbi, the Mexican peso, the European euro, the British pound sterling, and the Brazilian real;

●	political and economic conditions;
●
difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex domestic and international laws, treaties and regulations, including, without limitation, the United States' Foreign Corrupt Practices Act and economic and trade sanctions enforced by the United States Department of the Treasury's Office of Foreign Assets Control;

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

Negative consequences relating to these risks and uncertainties could jeopardize or limit our ability to transact business in one or more of those markets where we operate or in other developing markets and could adversely affect our financial results.

We depend on the availability of, and good relations with, our employees.
We have approximately 117,000 employees, of whom approximately 40,000 are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees and the labor unions. If we fail to maintain good relations with our employees or with the unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.

We depend on contract growers and independent producers to supply us with livestock.
We contract primarily with independent contract growers to raise the live chickens processed in our poultry operations. A majority of our cattle and hogs are purchased from independent producers who sell livestock to us under marketing contracts or on the open market. If we do not attract and maintain contracts with growers or maintain marketing relationships with independent producers, our production operations could be negatively affected.

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
Our indebtedness, including borrowings under our revolving credit facility, may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and possible acquisitions, joint ventures or other significant initiatives. Our consolidated indebtedness level could adversely affect our business because:

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

Our 10.50% Senior notes due March 2014 also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: incur additional debt and issue preferred stock; make certain investments and restricted payments; create liens; create restrictions on distributions from restricted subsidiaries; engage in specified sales of assets and subsidiary stock; enter into transactions with affiliates; enter new lines of business; engage in consolidation, mergers and acquisitions; and engage in certain sale/leaseback transactions.

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.
Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill, we make estimates and assumptions about sales, operating margin growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. Under the income approach, we are required to make various judgmental assumptions about appropriate discount rates. The recent disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the goodwill valuations. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In fiscal 2009, we recorded a non-cash partial impairment of $560 million of our beef reporting unit’s goodwill. As of October 3, 2009, we had $1.9 billion of goodwill, which represented approximately 18.1% of total assets.

Domestic and international government regulations could impose material costs.
Our operations are subject to extensive federal, state and foreign laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising, labeling and export of our products. Our facilities for processing chicken, beef, pork, prepared foods and milling feed and for housing live chickens and swine are subject to a variety of international, federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of our employees. Our chicken, beef and pork processing facilities are participants in the HACCP program and are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. In addition, our products are subject to inspection prior to distribution, primarily by the USDA and the FDA. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. Additionally, we are routinely subject to new or modified laws, regulations and accounting standards, such as country of origin labeling (COOL) requirements. If we are found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have an adverse effect on our financial results.

A material acquisition, joint venture or other significant initiative could affect our operations and financial condition.
We have recently completed acquisitions and entered into joint venture agreements and periodically evaluate potential acquisitions, joint ventures and other initiatives (collectively, “transactions”), and we may seek to expand our business through the acquisition of companies, processing plants, technologies, products and services, which could include material transactions. A material transaction may involve a number of risks, including:

●	failure to realize the anticipated benefits of the transaction;
●	difficulty integrating acquired businesses, technologies, operations and personnel with our existing business;
●	diversion of management attention in connection with negotiating transactions and integrating the businesses acquired;
●	exposure to unforeseen or undisclosed liabilities of acquired companies; and
●	the need to obtain additional debt or equity financing for any transaction.

We may not be able to address these risks and successfully develop these acquired companies or businesses into profitable units. If we are unable to do this, such expansion could adversely affect our financial results.

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
Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products, or the cost and availability of our needed raw materials, cooking ingredients and packaging materials, thereby negatively affecting our financial results.

The recent disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things:

●	make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt in the future;
●
cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any amendment of, or waivers under, our credit agreement to the extent we may seek them in the future;

●	impair the financial condition of some of our customers and suppliers thereby increasing customer bad debts or non-performance by suppliers;
●	negatively impact global demand for protein products, which could result in a reduction of sales, operating income and cash flows;
●	decrease the value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets;
●	negatively impact our commodity risk management activities if we are required to record additional losses related to derivative financial instruments; or
●	impair the financial viability of our insurers.

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
Our business could suffer significant set backs in sales and operating income if our customers’ plans and/or markets should change significantly, or if we lost one or more of our largest customers, including, for example, Wal-Mart Stores, Inc., which accounted for 13.8% of our sales in fiscal 2009. Many of our agreements with our customers are generally short-term, primarily due to the nature of our products, industry practice and the fluctuation in demand and price for our products.

The consolidation of customers could negatively impact our business.
Our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years, and consolidation is expected to continue throughout the United States and in other major markets. These consolidations have produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, opposing price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These customers also may use shelf space currently used for our products for their own private label products. Because of these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products, any of which would adversely affect our financial results.

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
We have been exploring ways to commercialize animal fats and other by-products from our operations, as well as the poultry litter of our contract growers, to generate energy and other value-added products. For example, in fiscal 2007, we announced the formation of Dynamic Fuels LLC, a joint venture with Syntroleum Corporation. We will continue to explore other ways to commercialize opportunities outside our core business, such as renewable energy and other technologically-advanced platforms. These initiatives might not be as financially successful as we initially announced or would expect due to factors that include, but are not limited to, possible discontinuance of tax credits, competing energy prices, failure to operate at the volumes anticipated, abilities of our joint venture partners and our limited experience in some of these new areas.

Members of the Tyson family can exercise significant control.
Members of the Tyson family beneficially own, in the aggregate, 99.97% of our outstanding shares of Class B Common Stock, $0.10 par value (Class B stock) and 2.36% of our outstanding shares of Class A Common Stock, $0.10 par value (Class A stock), giving them control of approximately 70% of the total voting power of our outstanding voting stock. In addition, three members of the Tyson family serve on our Board of Directors. As a result, members of the Tyson family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the Tyson family’s significant ownership of our outstanding voting stock, we have relied on the “controlled company” exemption from certain corporate governance requirements of the New York Stock Exchange. Pursuant to these exemptions, our compensation committee, which is made up of independent directors, does not have sole authority to determine the compensation of our executive officers, including our chief executive officer.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
We have sales offices and production and distribution operations in the following states: Alabama, Arizona, Arkansas, California, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington and Wisconsin. Additionally, we, either directly or through our subsidiaries, have sales offices, facilities or participate in joint venture operations in Argentina, Brazil, Canada, China, the Dominican Republic, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, Peru, the Philippines, Russia, South Korea, Spain, Sri Lanka, Taiwan, the United Arab Emirates, the United Kingdom and Venezuela.

	Number of Facilities
	Owned	Leased	Total
Chicken Segment:
Processing plants	61	2	63
Rendering plants	14	-	14
Blending mills	2	-	2
Feed mills	42	-	42
Broiler hatcheries	62	7	69
Breeder houses	483	747	1,230
Broiler farm houses	864	812	1,676
Beef Segment Production Facilities	12	-	12
Pork Segment Production Facilities	9	-	9
Prepared Foods Segment Processing Plants	22	1	23

Distribution Centers	10	2	12
Cold Storage Facilities	65	10	75

		Capacity(1)	Fiscal 2009
		per week at	Average Capacity
		October 3, 2009	Utilization
Chicken Processing Plants		48 million head	90%
Beef Production Facilities		170,000 head	82%
Pork Production Facilities		437,000 head	90%
Prepared Foods Processing Plants		45 million pounds	82%

(1)	Capacity based on a five day week for Chicken and Prepared Foods, while Beef and Pork are based on a six day week.

Chicken: Chicken processing plants include various phases of slaughtering, dressing, cutting, packaging, deboning and further-processing. We also have 17 pet food operations, which are part of the Chicken processing plants. The blending mills, feed mills and broiler hatcheries have sufficient capacity to meet the needs of the chicken growout operations.

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

Prepared Foods: Prepared Foods plants process fresh and frozen chicken, beef, pork and other raw materials into pizza toppings, branded and processed meats, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, pizza crusts, flour and corn tortilla products and meat dishes.

We believe our present facilities are generally adequate and suitable for our current purposes; however, seasonal fluctuations in inventories and production may occur as a reaction to market demands for certain products. We regularly engage in construction and other capital improvement projects intended to expand capacity and improve the efficiency of our processing and support facilities.

ITEM 3. LEGAL PROCEEDINGS
Refer to the discussion of our certain legal proceedings pending against us under Part II, Item 8, Notes to Consolidated Financial Statements, Note 22: “Contingencies,” which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings for which we are involved.

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

In 2004, representatives of our subsidiary, Tyson Fresh Meats, Inc. (“TFM”), met with the U.S. Environmental Protection Agency (“USEPA”) staff to discuss alleged wastewater and late report filing violations under the Clean Water Act relating to the 2002 Second and Final Consent Decree that governed compliance requirements for TFM’s Dakota City, Nebraska, facility. TFM vigorously disputed these allegations. The U.S. Department of Justice (“DOJ”), on behalf of USEPA, recently requested that TFM enter into a tolling agreement concerning possible civil penalties and injunctive relief for Clean Water Act violations, which was executed in July 2008, and enter into negotiations with DOJ and USEPA regarding a potential settlement of this matter. Pursuant to negotiations with DOJ and USEPA, a settlement in principal was reached on December 30, 2008, which would require the payment of $2,026,500 in penalties. On August 20, 2009 a Joint Stipulation Motion was filed in the U.S. District Court for the District of Nebraska documenting the settlement agreement. The Court approved the settlement on August 31, 2009. The penalties were paid by TFM on September 15, 2009, and the matter was resolved.

On January 9, 2003, we received a notice of liability letter from Union Pacific Railroad Company (“Union Pacific”) relating to our alleged contributions of waste oil to the Double Eagle Refinery Superfund Site in Oklahoma City, Oklahoma. On August 22, 2006, the United States and the State of Oklahoma filed a lawsuit styled United States of America, et al. v. Union Pacific Railroad Co. in the United States District Court for the Western District of Oklahoma seeking more than $22 million (the amount sought has subsequently increased to more than $30 million) to remediate the Double Eagle site. Certain Tyson entities joined a “potentially responsible parties” group on October 31, 2006. A settlement between the “potentially responsible parties” group, the United States, and the State of Oklahoma was reached and the Tyson entities paid $625,586 (for 135,997 alleged gallons of waste oil) into escrow towards the settlement of the matter. In furtherance of finalizing the settlement, on June 20, 2008 the DOJ filed a complaint styled United States of America, et al. v. Albert Investment Co., Inc. et al. against numerous alleged responsible parties, including various Tyson entities (the “Litigation”). A proposed Consent Decree addressing all alleged liability of Tyson for the site was lodged on June 27, 2008. On August 15, 2008, Union Pacific submitted to the United States its Comments and Objections to the proposed Consent Decree. In its Comments and Objections, Union Pacific claimed that the Tyson entities' alleged gallons of waste oil should be 160,819 rather than the 135,997 gallons set forth in the proposed Consent Decree. On October 10, 2008, Union Pacific initiated litigation to challenge the proposed Consent Decree by filing a motion to intervene in the Litigation, which the court denied. Union Pacific appealed this decision to the United States Court of Appeals for the Tenth Circuit. The "potentially responsible parties" group and other parties filed briefs in the Tenth Circuit, and oral arguments occurred on September 21, 2009. If the proposed Consent Decree is entered, the escrowed amount will be paid to the United States and the State of Oklahoma.

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

Other Matters: We have approximately 117,000 employees and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Our Officers serve one year terms from the date of their election, or until their successors are appointed and qualified. No family relationships exist among these officers. The name, title, age and year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected
Richard A. Greubel, Jr.	Group Vice President and International President	47	2007
Craig J. Hart	Senior Vice President, Controller and Chief Accounting Officer	53	2004
Kenneth J. Kimbro	Senior Vice President, Chief Human Resources Officer	56	2009
Dennis Leatherby	Executive Vice President and Chief Financial Officer	49	1994
James V. Lochner	Chief Operating Officer	57	2005
Donnie Smith	President and Chief Executive Officer	50	2008
David L. Van Bebber	Executive Vice President and General Counsel	53	2008
Jeffrey D. Webster	Group Vice President, Renewable Products	48	2008

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

Kenneth J. Kimbro was appointed Senior Vice President, Chief Human Resources Officer in 2001. Mr. Kimbro was initially employed by IBP in 1995.

Dennis Leatherby was appointed Executive Vice President and Chief Financial Officer in June 2008 after serving as Senior Vice President, Finance and Treasurer since 1998. He also served as Interim Chief Financial Officer from July 2004 to June 2006. Mr. Leatherby was initially employed by the Company in 1990.

James V. Lochner was appointed Chief Operating Officer on November 19, 2009, after serving as Senior Group Vice President, Fresh Meats and Margin Optimization since May 2006, Senior Group Vice President, Margin Optimization, Purchasing and Logistics since October 2005, Group Vice President, Purchasing, Travel, and Aviation since November 2004 and Group Vice President, Fresh Meats since 2001. Mr. Lochner was initially employed by IBP in 1983.

Donnie Smith was appointed President and Chief Executive Officer on November 19, 2009, after serving as Senior Group Vice President, Poultry and Prepared Foods since January 2009, Group Vice President of Consumer Products since January 2008, Group Vice President of Logistics and Operations Services since April 2007, Senior Vice President Information Systems, Purchasing and Distribution since May 2006, Senior Vice President and Chief Information Officer since November 2005, and Senior Vice President, Supply Chain Management since October 2001. Mr. Smith was initially employed by the Company in 1980.

David L. Van Bebber was appointed Executive Vice President and General Counsel in May 2008, after serving as Senior Vice President and Deputy General Counsel since September 2004 and Senior Vice President, Legal Services since November 2000. Mr. Van Bebber was initially employed by Lane Processing in 1982. Lane Processing was acquired by the Company in 1986.

Jeffrey D. Webster was appointed Group Vice President, Renewable Products in November 2008, after serving as Senior Vice President, Renewable Products since April 2006, Senior Vice President, Strategy and Development since June 2005 and Vice President, Strategy since January 2004. Mr. Webster was initially employed by the Company in 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 31, 2009, there were approximately 34,000 holders of record of our Class A stock and 10 holders of record of our Class B stock, excluding holders in the security position listings held by nominees.

DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We have paid uninterrupted quarterly dividends on common stock each year since 1977 and expect to continue our cash dividend policy during fiscal 2010. In both fiscal 2009 and 2008, the annual dividend rate for Class A stock was $0.16 per share and the annual dividend rate for Class B stock was $0.144 per share.

MARKET INFORMATION
The Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for the Class B stock. The high and low closing sales prices of our Class A stock for each quarter of fiscal 2009 and 2008 are represented in the table below.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$12.87	$4.40	$18.53	$14.11
Second Quarter	9.93	7.59	16.95	13.26
Third Quarter	13.88	9.33	19.44	13.68
Fourth Quarter	13.23	10.95	17.07	12.14

ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 28 to July 25, 2009		207,871	$12.73	-	22,474,439
July 26 to Aug. 29, 2009		172,107	11.42	-	22,474,439
Aug. 30 to Oct. 3, 2009		248,339	12.44	-	22,474,439
Total	(2)	628,317	$12.26	-	22,474,439

(1)
On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)
We purchased 628,317 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain company obligations under our equity compensation plans. These transactions included 541,476 shares purchased in open market transactions and 86,841 shares withheld to cover required tax withholdings on the vesting of restricted stock.

PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the S&P 500 Index and a group of peer companies described below.

	Years Ending
	Base Period
	10/2/04	10/1/05	9/30/06	9/29/07	9/27/08	10/3/09
Tyson Foods, Inc.	100	110.73	98.44	111.59	80.14	79.15
S&P 500 Index	100	112.25	124.37	144.81	112.99	105.18
Peer Group	100	105.63	116.75	125.17	124.24	113.10

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2004, is presented for each of the periods for the Company, the S&P 500 Index and a peer group. The peer group includes: Campbell Soup Company, ConAgra Foods, Inc., General Mills, Inc., H.J. Heinz Co., Hershey Foods Corp., Hormel Foods Corp., Kellogg Co., McCormick & Co., Pilgrim’s Pride Corporation, Sara Lee Corp. and Smithfield Foods, Inc. The graph compares the performance of the Company with that of the S&P 500 Index and peer group, with the investment weighted on market capitalization.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY
in millions, except per share and ratio data
	2009	2008	2007	2006	2005
Summary of Operations
Sales	$26,704	$26,862	$25,729	$24,589	$24,801
Goodwill impairment	560	-	-	-	-
Operating income (loss)	(215)	331	613	(50)	655
Net interest expense	293	206	224	238	227
Income (loss) from continuing operations	(536)	86	268	(174)	314
Income (loss) from discontinued operation	(1)	-	-	(17)	58
Cumulative effect of change in accounting principle	-	-	-	(5)	-
Net income (loss)	(537)	86	268	(196)	372
Diluted earnings (loss) per share:
Income (loss) from continuing operations	(1.44)	0.24	0.75	(0.51)	0.88
Income (loss) from discontinued operation	-	-	-	(0.05)	0.16
Cumulative effect of change in accounting principle	-	-	-	(0.02)	-
Net income (loss)	(1.44)	0.24	0.75	(0.58)	1.04
Dividends per share:
Class A	0.160	0.160	0.160	0.160	0.160
Class B	0.144	0.144	0.144	0.144	0.144
Balance Sheet Data
Total assets	$10,595	$10,850	$10,227	$11,121	$10,504
Total debt	3,552	2,896	2,779	3,979	2,995
Shareholders' equity	4,352	5,014	4,731	4,440	4,671
Other Key Financial Measures
Depreciation and amortization	$496	$493	$514	$517	$501
Capital expenditures	368	425	285	531	571
Return on invested capital	(2.7)%	4.3%	7.7%	(0.6)%	8.6%
Effective tax rate	(2.7)%	44.6%	34.6%	35.0%	28.7%
Total debt to capitalization	44.9%	36.6%	37.0%	47.3%	39.1%
Book value per share	$11.56	$13.28	$13.31	$12.51	$13.19
Closing stock price high	13.88	19.44	24.08	18.70	19.47
Closing stock price low	4.40	12.14	14.20	12.92	14.12

Notes to Five-Year Financial Summary
a.	Fiscal 2009 was a 53-week year, while the other years presented were 52-week years.
b.	Fiscal 2009 included a $560 million non-tax deductible charge related to Beef segment goodwill impairment and a $15 million pretax charge related to closing a prepared foods plant.
c.
Fiscal 2008 included $76 million of pretax charges related to: restructuring a beef operation; closing a poultry plant; asset impairments for packaging equipment, intangible assets, unimproved real property and software; flood damage; and severance charges. Additionally, fiscal 2008 included an $18 million non-operating gain related to the sale of an investment.

d.	Fiscal 2007 included tax expense of $17 million related to a fixed asset tax cost correction, primarily related to a fixed asset system conversion in 1999.
e.	Fiscal 2006 included $63 million of pretax charges primarily related to closing one poultry plant, two beef plants and two prepared foods plants.
f.
Fiscal 2005 included $33 million of pretax charges related to a legal settlement involving our live swine operations, a non-recurring income tax net benefit of $15 million including benefit from the reversal of certain income tax reserves, partially offset by an income tax charge related to the one-time repatriation of foreign income under the American Jobs Creation Act and $14 million of pretax charges primarily related to closing two poultry plants and one prepared foods plant. Additionally, the effective tax rate was affected by the federal income tax effect of the Medicare Part D subsidy in fiscal 2005 of $55 million because this amount was not subject to federal income tax.

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

i.
In March 2009, we completed the sale of the beef processing, cattle feed yard and fertilizer assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside). Lakeside was reported as a discontinued operation for all periods presented.

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

OVERVIEW

●
Chicken Segment – Fiscal 2009 operating results were negatively impacted in the first half of fiscal 2009 by high grain costs and net losses on our commodity risk management activities related to grain and energy purchases. The second half of fiscal 2009 benefited as we had worked through the majority of our long grain positions, had more stable grain prices and made several operational improvements. Operating margins in the first half of fiscal 2009 were negative 7.2%, while the second half improved to positive 3.5%.

●
Beef Segment – Fiscal 2009 operating loss was $346 million, which included a $560 million non-cash goodwill impairment.  Excluding the goodwill impairment charge, operating results doubled as compared to fiscal 2008. We sustained our operational improvements made in fiscal 2008 and continue to have strong performance, which shows in our fiscal 2009 operating results.

●
Beef Goodwill Impairment – We perform our annual goodwill impairment test on the first day of the fourth quarter.  We estimate the fair value of our reporting units using a discounted cash flow analysis. This analysis requires us to make various judgmental estimates and assumptions about sales, operating margins, growth rates and discount factors. The recent disruptions in global credit and other financial markets and deterioration of economic conditions led to an increase in our discount rate. The discount rate used in our annual goodwill impairment test increased to 10.1% in fiscal 2009 from 9.3% in fiscal 2008. There were no significant changes in the other key estimates and assumptions.  The increased discount rate resulted in the non-cash partial impairment of our beef reporting unit's goodwill. The impairment has no impact on management’s estimates of the Beef segment’s long-term profitability or value.

●
Pork Segment – While our operating income was down as compared to the record year we had in fiscal 2008, we still had solid operating earnings of $160 million, or 4.7%, with strong demand for our products and adequate supplies of hogs.

●
Prepared Foods Segment – In fiscal 2009, we had improvements in our sales volumes, which led to operating margins of 4.7%. In addition, we made several operational improvements that allow us to run our plants more efficiently.

●
Liquidity – In March 2009, we replaced our then existing $1.0 billion revolving credit facility set to expire in fiscal 2010 with a new $1.0 billion revolving credit facility which expires in March 2012. In addition, we issued $810 million of senior notes. In conjunction with these transactions, we paid down and terminated our accounts receivable securitization agreement. These transactions, as well as a significant decrease in our working capital needs, helped to strengthen our liquidity position. At October 3, 2009, we had nearly $1.2 billion in total cash (including restricted cash), as well as $733 million available for borrowing under our revolving credit facility.

●	Acquisitions –
	●	In October 2008, we completed the acquisition of three vertically-integrated poultry companies in southern Brazil.
	●	In August 2009, we acquired 60% equity interest in a joint venture with a vertically-integrated poultry operation in eastern China.
●
In March 2009, we completed the sale of the beef processing, cattle feed yard and fertilizer assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside) to XL Foods Inc., a Canadian-owned beef processing business, and an entity affiliated with XL Foods. We received total consideration of $145 million, which included cash received at closing, collateralized notes receivable and XL Foods Preferred Stock.

●	Our accounting cycle resulted in a 53-week year for fiscal 2009 and a 52-week year for both fiscal 2008 and 2007.

	in millions, except per share data
	2009	2008	2007
Net income (loss)	$(537)	$86	$268
Net income (loss) per diluted share	(1.44)	0.24	0.75

2009 – Net loss includes the following items:
●	$560 million non-cash, non-tax deductible charge related to a goodwill impairment in our Beef segment; and
●	$15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.
2008 – Net income includes the following items:
●	$33 million of charges related to asset impairments, including packaging equipment, intangible assets, unimproved real property and software;
●	$17 million charge related to restructuring our Emporia, Kansas, beef operation;
●	$13 million charge related to closing our Wilkesboro, North Carolina, Cooked Products poultry plant;
●	$13 million of charges related to flood damage at our Jefferson, Wisconsin, plant and severance charges related to the FAST initiative; and
●	$18 million non-operating gain related to sale of an investment.
2007 – Net income includes the following item:
●	$17 million of tax expense related to a fixed asset tax cost correction, primarily related to a fixed asset system conversion in 1999.

FISCAL 2010 OUTLOOK

Segments:
Chicken – At the end of fiscal 2009, industry pullet placements were down 5-6% as a result of weaker demand. However, we expect demand will improve as we get further into fiscal 2010, and we expect the pricing environment to improve aided by cold storage inventories which are down relative to the levels we have seen over the last several years. We also currently expect to see grain costs down as compared to fiscal 2009. Additionally, we will continue to focus on making operational improvements to help maximize our margins.

Beef – While we expect a reduction in cattle supplies of 1-2% in fiscal 2010, we do not expect a significant change in the fundamentals of our Beef business as it relates to fiscal 2009. We expect adequate supplies to operate our plants. We will manage our spreads by maximizing our revenues through product mix, minimizing our operating costs, while keeping our focus on quality and customer service.

Pork – We expect to see a gradual decline in hog supplies through the first half of fiscal 2010, which will accelerate into the second half of fiscal 2010, resulting in industry slaughter slightly higher than 2007 (or roughly 4% less than fiscal 2009). However, we still believe we will have adequate supplies in the regions in which we operate. We will manage our spreads by continuing to control our costs and maximizing our revenues.

Prepared Foods – Raw material costs will likely increase in fiscal 2010, but we have made some changes in our sales contracts that move us further away from fixed price contracts toward formula pricing, which will better enable us to absorb rising raw material costs. With the changes we have made with our sales contracts and the operational efficiencies we made during fiscal 2009, we expect strong results in fiscal 2010.

SUMMARY OF RESULTS – CONTINUING OPERATIONS

Sales	in millions
	2009	2008	2007
Sales	$26,704	$26,862	$25,729
Change in sales volume	4.4%	(0.7)%
Change in average sales price	(4.8)%	5.1%
Sales growth (decline)	(0.6)%	4.4%

2009 vs. 2008 –
●
Average Sales Price - The decline in sales was largely due to a reduction in average sales prices, which accounted for a decrease of approximately $1.2 billion. While all segments had a reduction in average sales prices, the majority of the decrease was driven by the Beef and Pork segments.

●
Sales Volume - Sales were positively impacted by an increase in sales volume, which accounted for an increase of approximately $1.0 billion. This was primarily due to an extra week in fiscal 2009, increased sales volume in our Chicken segment, which was driven by inventory reductions, and sales volume related to recent acquisitions.

2008 vs. 2007 –
●
Average Sales Price - The improvement in sales was largely due to improved average sales prices, which accounted for an increase of approximately $1.5 billion. While all segments had improved average sales prices, the majority of the increase was driven by the Chicken and Beef segments.

●
Sales Volume - Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of approximately $318 million. This was primarily due to a decrease in Beef volume and the sale of two poultry production facilities in fiscal 2007, partially offset by an increase in Pork volume.

Cost of Sales	in millions
	2009	2008	2007
Cost of sales	$25,501	$25,616	$24,300
Gross margin	$1,203	$1,246	$1,429
Cost of sales as a percentage of sales	95.5%	95.4%	94.4%

2009 vs. 2008 –
●	Cost of sales decreased $115 million. Cost per pound contributed to a $1.1 billion decrease, offset partially by an increase in sales volume increasing cost of sales $987 million.
●
Increase due to net losses of $257 million in fiscal 2009, as compared to net gains of $206 million in fiscal 2008, from our commodity risk management activities related to grain and energy purchases, which exclude the effect from related physical purchase transactions which impact current and future period operating results.

●
Increase due to sales volumes, which included an extra week in fiscal 2009, as well as increased sales volume in our Chicken segment, which was driven by inventory reductions and sales volume related to recent acquisitions.

	●	Decrease in average domestic live cattle and hog costs of approximately $1.2 billion.
2008 vs. 2007 –
●	Cost of sales increased $1.3 billion. Cost per pound contributed to a $1.6 billion increase, offset partially by a decrease in sales volume reducing cost of sales $323 million.
●
Increase of over $1.0 billion in costs in the Chicken segment, which included increased input costs of approximately $900 million, including grain costs, other feed ingredient costs and cooking ingredients. Plant costs, including labor and logistics, increased by approximately $200 million. These increases were partially offset by increased net gains of $127 million from our commodity risk management activities related to grain purchases, which exclude the impact from related physical purchase transactions which impact current and future period operating results.

	●	Increase in average domestic live cattle costs of approximately $271 million.
	●	Increase in operating costs in the Beef and Pork segments of approximately $180 million.
	●	Decrease due to sales volume included lower Beef and Chicken sales volume, partially offset by higher Pork sales volume.
●
Decrease due to net gains of $173 million from our commodity risk management activities related to forward futures contracts for live cattle and hog purchases as compared to the same period of fiscal 2007. These amounts exclude the impact from related physical purchase transactions, which impact future period operating results.

	●	Decrease in average live hog costs of approximately $117 million.

Selling, General and Administrative	in millions
	2009	2008	2007
Selling, general and administrative	$841	$879	$814
As a percentage of sales	3.1%	3.3%	3.2%

2009 vs. 2008 –
●	Decrease of $33 million related to advertising and sales promotions.
●	Decrease of $11 million related to the change in investment returns on company-owned life insurance, which is used to fund non-qualified retirement plans.
●	Other reductions include decreases in our payroll-related expenses and professional fees.
●	Increase of $20 million due to our newly acquired foreign operations.
2008 vs. 2007 –
●	Increase of $29 million related to unfavorable investment returns on company-owned life insurance, which is used to fund non-qualified retirement plans.
●	Increase of $16 million related to advertising and sales promotions.
●	Increase of $14 million due to a favorable actuarial adjustment related to retiree healthcare plan recorded in fiscal 2007.
●	Increase of $9 million due to a gain recorded in fiscal 2007 on the disposition of an aircraft.

Goodwill Impairment	in millions
	2009	2008	2007
	$560	$-	$-

2009 – We perform our annual goodwill impairment test on the first day of the fourth quarter.  We estimate the fair value of our reporting units using a discounted cash flow analysis. This analysis requires us to make various judgmental estimates and assumptions about sales, operating margins, growth rates and discount factors. The recent disruptions in global credit and other financial markets and deterioration of economic conditions led to an increase in our discount rate. The discount rate used in our annual goodwill impairment test increased to 10.1% in fiscal 2009 from 9.3% in fiscal 2008. There were no significant changes in the other key estimates and assumptions.  The increased discount rate resulted in the non-cash partial impairment of our beef reporting unit's goodwill. The impairment has no impact on managements' estimates of the Beef segment’s long-term profitability or value.

Other Charges	in millions
	2009	2008	2007
	$17	$36	$2

2009 – Included $15 million charge related to closing our Ponca City, Oklahoma, processed meats plant.
2008 –
●	Included $17 million charge related to restructuring our Emporia, Kansas, beef operation.
●	Included $13 million charge related to closing our Wilkesboro, North Carolina, Cooked Products poultry plant.
●	Included $6 million of severance charges related to the FAST initiative.

Interest Income	in millions
	2009	2008	2007
	$17	$9	$8

2009 – The increase is due to the increase in our cash balance.

Interest Expense	in millions
	2009	2008	2007
Cash interest expense	$273	$214	$229
Non-cash interest expense	37	1	3
Total Interest Expense	$310	$215	$232

2009 vs. 2008 –
●
Cash interest expense includes interest expense related to the coupon rates for senior notes, commitment/letter of credit fees incurred on our revolving credit facilities, as well as other miscellaneous recurring cash payments. The increase was due primarily to higher average weekly indebtedness of approximately 13%. We also had an increase in the overall average borrowing rates.

●
Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. The increase was primarily due to debt issuance costs incurred on the new credit facility in fiscal 2009, the 10.5% Notes due March 2014 (2014 Notes) issued in fiscal 2009 and amendment fees paid in December 2008 on our then existing credit agreements. In addition, we had an increase due to the accretion of the debt discount on the 2014 Notes. Non-cash interest expense also includes an unrealized loss on our interest rate swap and the gain/loss on bond buybacks.

2008 vs. 2007 – The reduction in cash interest expense was due to a lower average borrowing rate, as well as lower average weekly indebtedness of approximately 2%.

Other (Income) Expense, net	in millions
	2009	2008	2007
	$18	$(29)	$(21)

2009 – Included $24 million in foreign currency exchange loss.
2008 – Included $18 million non-operating gain related to the sale of an investment.
2007 – Included $14 million in foreign currency exchange gain.

Effective Tax Rate
	2009	2008	2007
	(2.7)%	44.6%	34.6%

2009 –
●	Reduced the effective tax rate 37.2% due to impairment of goodwill, which is not deductible for income tax purposes.
●	Reduced the effective tax rate 3.9% due to increase in foreign valuation allowances.
●	Increased the effective tax rate 2.3% due to general business credits.
●	Increased the effective tax rate 1.8% due to tax planning in foreign jurisdictions.
2008 –
●	Increased the effective tax rate 5.0% due to increase in state valuation allowances.
●	Increased the effective tax rate 4.4% due to increase in unrecognized tax benefits.
●	Increased the effective tax rate 3.8% due to net negative returns on company-owned life insurance policies, which is not deductible for federal income tax purposes.
●	Reduced the effective tax rate 3.8% due to general business credits.
2007 –
●	Increased the effective tax rate 4.2% due to a fixed asset tax cost correction, primarily related to a fixed asset system conversion in 1999.
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

						in millions
	Sales			Operating Income (Loss)
	2009	2008	2007	2009	2008	2007
Chicken	$9,660	$8,900	$8,210	$(157)	$(118)	$325
Beef	10,782	11,664	11,540	(346)	106	51
Pork	3,426	3,587	3,314	160	280	145
Prepared Foods	2,836	2,711	2,665	133	63	92
Other	-	-	-	(5)	-	-
Total	$26,704	$26,862	$25,729	$(215)	$331	$613

Chicken Segment Results					in millions
	2009	2008	Change 2009 vs. 2008	2007	Change 2008 vs. 2007
Sales	$9,660	$8,900	$760	$8,210	$690
Sales Volume Change			8.8%		(0.4)%
Average Sales Price Change			(0.2)%		8.9%

Operating Income (Loss)	$(157)	$(118)	$(39)	$325	$(443)
Operating Margin	(1.6)%	(1.3)%		4.0%

2008 – Operating loss included $26 million of charges related to: plant closings; impairments of unimproved real property and software; and severance.
2007 – Operating income included a $10 million gain on the sale of two poultry plants and related support facilities.

2009 vs. 2008 –
●	Sales Volume – The increase in sales volume for fiscal 2009 was due to the extra week in fiscal 2009, as well as inventory reductions and sales volume related to recent acquisitions.
●
Average Sales Price – The inventory reductions and recent acquisitions lowered the average sales price, as most of the inventory reduction related to commodity products shipped internationally and sales volume from recent acquisitions was on lower priced products.

●	Operating Loss –
●
Operational Improvements – Operating results were positively impacted by operational improvements, which included: yield, mix and live production performance improvements; additional processing flexibility; and reduced interplant product movement.

●
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to grain and energy purchases. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results.

2009 – Loss	$(257) million
2008 – Income	206 million
Decline in operating results	$(463) million

	●	SG&A Expenses – We reduced our selling, general and administrative expenses during fiscal 2009 by approximately $37 million.
	●	Grain Costs – Operating results were positively impacted in fiscal 2009 by a decrease in grain costs of $28 million.

2008 vs. 2007 –
●
Sales and Operating Income (Loss) – Sales increased as a result of an increase in average sales prices, partially offset by a decrease in sales volume due to the sale of two poultry plants in fiscal 2007. Operating results were adversely impacted by increased input costs of approximately $900 million, including grain costs, other feed ingredient costs and cooking ingredients. Plant costs, including labor and logistics, increased by approximately $200 million. This was partially offset by increased net gains of $127 million from our commodity trading risk management activities related to grain purchases, which exclude the impact from related physical purchase transactions which impact current and future period operating results. Operating results were also negatively impacted by increased selling, general and administrative expenses of $43 million.

Beef Segment Results					in millions
	2009	2008	Change 2009 vs. 2008	2007	Change 2008 vs. 2007
Sales	$10,782	$11,664	$(882)	$11,540	$124
Sales Volume Change			0.5%		(4.6)%
Average Sales Price Change			(8.0)%		5.9%

Operating Income (Loss)	$(346)	$106	$(452)	$51	$55
Operating Margin	(3.2)%	0.9%		0.4%

2009 – Operating loss included a $560 million non-cash charge related to the partial impairment of goodwill.
2008 – Operating income included $35 million of charges related to: plant restructuring, impairments of packaging equipment and intangible assets, and severance.

2009 vs. 2008 –
●	Sales and Operating Income (Loss) –
	●	While our average sales prices have decreased as compared to fiscal 2008, we have still maintained a margin as the average live costs decreased in line with the drop in our average sales price.
●
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live cattle. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

2009 – Income	$102 million
2008 – Income	53 million
Improvement in operating results	$49 million

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

Pork Segment Results					in millions
	2009	2008	Change 2009 vs. 2008	2007	Change 2008 vs. 2007
Sales	$3,426	$3,587	$(161)	$3,314	$273
Sales Volume Change			1.7%		6.1%
Average Sales Price Change			(6.1)%		2.1%

Operating Income	$160	$280	$(120)	$145	$135
Operating Margin	4.7%	7.8%		4.4%

2008 – Operating income included $5 million of charges related to impairment of packaging equipment and severance.

2009 vs. 2008 –
● Sales and Operating Income –
●
Operating results for fiscal 2009 were strong, but down when compared to the record year we had in fiscal 2008. While sales volume was relatively flat versus fiscal 2008, results were negatively impacted by a decrease in our average sales prices, which were only partially offset by the decrease in average live costs.

●
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live hogs. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

2009 – Income	$55 million
2008 – Income	95 million
Decline in operating results	($40) million

2008 vs. 2007 –
●
Sales and Operating Income – Operating results were impacted positively by lower average live prices and strong export sales, which led to increased sales volume and a record year for operating margins. Fiscal 2008 operating results include realized and unrealized net gains of $95 million from our commodity risk management activities related to forward futures contracts for live hogs, excluding the related impact from the physical sale and purchase transactions, compared to realized and unrealized net gains of $3 million recorded in fiscal 2007. This was partially offset by higher operating costs, as well as lower average sales prices.

Prepared Foods Segment Results					in millions
	2009	2008	Change 2009 vs. 2008	2007	Change 2008 vs. 2007
Sales	$2,836	$2,711	$125	$2,665	$46
Sales Volume Change			5.2%		1.5%
Average Sales Price Change			(0.6)%		0.2%

Operating Income	$133	$63	$70	$92	$(29)
Operating Margin	4.7%	2.3%		3.5%

2009 – Operating income included a $15 million charge related to closing our Ponca City, Oklahoma, processed meats plant.
2008 – Operating income included $10 million of charges related to flood damage, an intangible asset impairment and severance.
2007 – Operating income included $7 million of charges related to intangible asset impairments.

2009 vs. 2008 –
●
Sales and Operating Income – Operating results improved due to an increase in sales volume, as well as a reduction in raw material costs that exceeded the decrease in our average sales prices. In addition, we made several operational improvements in fiscal 2009 that allow us to run our plants more efficiently. We began realizing the majority of these improvements in our operating results during the latter part of fiscal 2009.

2008 vs. 2007 –
●
Sales and Operating Income – Operating results were negatively impacted by higher raw material costs, which include wheat, dairy and cooking ingredient costs, partially offset by lower pork costs. Results were positively impacted by an increase in average sales prices.

LIQUIDITY AND CAPITAL RESOURCES
Our cash needs for working capital, capital expenditures and growth opportunities are expected to be met with current cash on hand, cash flows provided by operating activities, or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business.  However, we may take advantage of opportunities to generate additional liquidity or refinance through capital market transactions. The amount, nature and timing of any capital market transactions will depend on our operating performance and other circumstances, our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows from Operating Activities			in millions
	2009	2008	2007
Net income (loss)	$(537)	$86	$268
Non-cash items in net income (loss):
Depreciation and amortization	496	493	514
Deferred taxes	(26)	35	5
Impairment of goodwill	560	-	-
Impairment and write-down of assets	32	57	14
Other, net	68	26	(15)
Changes in working capital	432	(409)	(108)
Net cash provided by operating activities	$1,025	$288	$678

Changes in working capital:
●
2009 – Increased primarily due to a reduction in inventory and accounts receivable balances, partially offset by a reduction in accounts payable. The lower inventory balance was primarily due to the reduction of inventory volumes, as well as a decrease in raw material costs.

●
2008 – Decreased primarily due to higher inventory and accounts receivable balances, partially offset by a higher accounts payable balance. Higher inventory balances were driven by an increase in raw material costs and inventory volume.

●	2007 – Decreased primarily due to higher inventory and accounts receivable balances, partially offset by a higher accounts payable balance.

Cash Flows from Investing Activities			in millions
	2009	2008	2007
Additions to property, plant and equipment	$(368)	$(425)	$(285)
Proceeds from sale of property, plant and equipment	9	26	76
Proceeds from sale (purchase) of marketable securities, net	19	(3)	16
Proceeds from sale of short-term investment	-	-	770
Proceeds from sale of investments	15	22	-
Acquisitions, net of cash acquired	(93)	(17)	-
Proceeds from sale of discontinued operation	75	-	-
Change in restricted cash to be used for investing activities	(43)	-	-
Other, net	(41)	(2)	2
Net cash provided by (used for) investing activities	$(427)	$(399)	$579

●
Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities. In fiscal 2009, our capital spending included spending for: improvements made in our prepared foods operations to increase efficiences; Dynamic Fuels LLC’s (Dynamic Fuels) first facility; and foreign operations. In fiscal 2008, our capital spending included equipment updates in our chicken plants, as well as packaging equipment upgrades in our Fresh Meats case-ready facilities. In fiscal 2007, we focused on reducing our capital spending.

	●	Capital spending for fiscal 2010 is expected to be approximately $600 million, and includes:
		●	approximately $400 million on current core business capital spending;
		●	approximately $150 million on foreign operations, which includes post-acquisition capital spending related to our Brazil and China acquisitions; and
●
approximately $50 million related to Dynamic Fuels, most of which relates to the completion of Dynamic Fuels’ first facility. Construction of the first facility is expected to continue through early 2010, with production targeted soon thereafter. At October 3, 2009, we had $43 million in restricted cash available for spending on this facility.

●
Acquisitions – In October 2008, we acquired three vertically integrated poultry companies in southern Brazil. The aggregate purchase price was $67 million, of which $4 million of mandatory deferred payments remains to be paid through fiscal 2011. In addition, we have $15 million of contingent purchase price based on production volumes anticipated to be paid through fiscal 2011. The joint ventures in China called Shandong Tyson Xinchang Foods received the necessary government approvals during fiscal 2009. The aggregate purchase price for our 60% equity interest was $21 million, which excludes $93 million of cash transferred to the joint venture for future capital needs.

●	Proceeds from sale of assets in fiscal 2007 include $40 million received related to the sale of two poultry plants and related support facilities.
●
Short-term investment was purchased in fiscal 2006 with proceeds from $1.0 billion of senior notes maturing on April 1, 2016 (2016 Notes). The short-term investment was held in an interest bearing account with a trustee. In fiscal 2007, we used proceeds from sale of the short-term investment to repay our outstanding $750 million 7.25% Notes due October 1, 2006.

●
Change in restricted cash – In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. The cash received from these bonds is restricted and can only be used towards the construction of the Dynamic Fuels’ facility.

Cash Flows from Financing Activities			in millions
	2009	2008	2007
Net borrowings (payments) on revolving credit facilities	$15	$(213)	$53
Payments on debt	(380)	(147)	(1,263)
Net proceeds from borrowings	852	449	-
Net proceeds from Class A stock offering	-	274	-
Convertible note hedge transactions	-	(94)	-
Warrant transactions	-	44	-
Purchases of treasury shares	(19)	(30)	(61)
Dividends	(60)	(56)	(56)
Stock options exercised	1	9	74
Change in negative book cash balances	(65)	67	9
Change in restricted cash to be used for financing activities	(140)	-	-
Debt issuance costs	(59)	-	-
Other, net	5	18	(8)
Net cash provided by (used for) financing activities	$150	$321	$(1,252)

●
Net borrowings (payments) on revolving credit facilities primarily include activity related to the accounts receivable securitization facility. With the entry into the new revolving credit facility and issuance of the 2014 Notes in March 2009, we repaid all outstanding borrowings under our accounts receivable securitization facility and terminated the facility.

●	Payments on debt include –
●
In fiscal 2009, we bought back $293 million of notes, which included: $161 million 8.25% Notes due October 2011 (2011 Notes); $94 million 7.95% Notes due February 2010 (2010 Notes); and $38 million 2016 Notes.

● In fiscal 2008, we bought back $40 million 2016 Notes and repaid the remaining $25 million outstanding Lakeside term loan.
●
In fiscal 2007, we used proceeds from sale of the short-term investment to repay our outstanding $750 million 7.25% Notes due October 1, 2006. In addition, we used cash from operations to reduce the amount outstanding under the Lakeside term loan by $320 million, repay the outstanding $125 million 7.45% Notes due June 1, 2007, and reduce other borrowings.

●	Net proceeds from borrowings include –
●
In fiscal 2009, we issued $810 million of 2014 Notes. After the original issue discount of $59 million, based on an issue price of 92.756% of face value, we received net proceeds of $751 million. We used the net proceeds towards the repayment of our borrowings under our accounts receivable securitization facility and for other general corporate purposes.

●
In fiscal 2009, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the Federal government to the regions affected by Hurricane Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033.

●
In fiscal 2008, we issued $458 million 3.25% Convertible Senior Notes due October 15, 2013. Net proceeds were used for the net cost of the related Convertible Note Hedge and Warrant Transactions, toward the repayment of our borrowings under the accounts receivable securitization facility, and for other general corporate purposes.

●
In fiscal 2008, we issued 22.4 million shares of Class A stock in a public offering. Net proceeds were used toward repayment of our borrowings under the accounts receivable securitization facility and for other general corporate purposes.

●	In conjunction with the entry into our new credit facility and the issuance of the 2014 Notes during fiscal 2009, we paid $48 million for debt issuance costs.
●
We have $140 million of 2010 Notes outstanding. We originally placed $234 million of the net proceeds from the 2014 Notes in a blocked cash collateral account to be used for the payment, prepayment, repurchase or defeasance of the 2010 Notes. At October 3, 2009, we had $140 million remaining in the blocked cash collateral account.

●	At October 3, 2009, we had $839 million outstanding 2011 Notes. We plan presently to use current cash on hand and cash flows from operations for payment on the 2011 Notes.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit under Revolving Credit Facility (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$1,004
Revolving credit facility	March 2012	$1,000	$267	$-	$733
Total liquidity					$1,737

●
The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

●
We completed the sale of Lakeside in March 2009. Inclusive of the working capital of Lakeside initially retained by us at closing, as well as consideration received from XL Foods, we expect the following future cash flows based on the October 3, 2009, currency exchange rate: approximately $10 million in fiscal 2010; $45 million in notes receivable, plus interest, to be paid by March 2011 by XL Foods; and $24 million of XL Foods preferred stock redeemable through March 2014. The discontinuance of Lakeside’s operation will not have a material effect on our future operating cash flows.

●	Our current ratio at October 3, 2009, and September 27, 2008, was 2.20 to 1 and 2.07 to 1, respectively.

Deterioration of Credit and Capital Markets
Credit market conditions deteriorated rapidly during our fourth quarter of fiscal 2008 and continued into fiscal 2009. Several major banks and financial institutions failed or were forced to seek assistance through distressed sales or emergency government measures. While not all-inclusive, the following summarizes some of the impacts to our business:

Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service and capital expenditures. We also have a revolving credit facility, with a committed capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit, and as a source of financing for growth opportunities. As of October 3, 2009, we had outstanding letters of credit under our revolving credit agreement totaling $267 million, none of which were drawn upon, which left $733 million available for borrowing. Our revolving credit facility is funded by a syndicate of 19 banks, with commitments ranging from $6 million to $115 million per bank. If any of the banks in the syndicate were unable to perform on their commitments to fund the facility, our liquidity could be impaired, which could reduce our ability to fund working capital needs, support letters of credit or finance our growth opportunities.

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

Additionally, we have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. Although we believe the aggregate maximum obligation under the program is unlikely to ever be reached, the potential maximum obligation as of October 3, 2009, is approximately $250 million. The total receivables under these programs were $72 million and $7 million at October 3, 2009 and September 27, 2008, respectively. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers' assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs' estimated uncollectible receivables of $20 million and $2 million at October 3, 2009, and September 27, 2008, respectively.

Investments
The value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets, has been impacted by the market volatility over the past year. These instruments were recorded at fair value as of October 3, 2009. During fiscal 2009, we had a reduction in fair value resulting in the recognition through earnings of $11 million.

We currently oversee two domestic and one foreign subsidiary non-contributory qualified defined benefit pension plans. All three pension plans are frozen to new participants and no additional benefits will accrue for participants. Based on our 2009 actuarial valuation, we anticipate contributions of $2 million to these plans for fiscal 2010. We also have one domestic unfunded defined benefit plan. Based on our 2009 actuarial valuation, we anticipate contributions of $2 million to this plan for fiscal 2010.

Financial Instruments
As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to commodity purchases. Similar to the capital markets, the commodities markets have been volatile over the past year. Grain and some energy prices reached an all-time high during our fourth quarter of fiscal 2008 before falling sharply. While the reduction in grain and energy prices benefit us long-term, we recorded losses related to these financial instruments in fiscal 2009 of $257 million. We have recently implemented policies to reduce our earnings volatility associated with mark-to-market derivative activities, including more use of normal physical purchases and normal physical sales which are not required to be marked to market.

Insurance
We rely on insurers as a protection against liability claims, property damage and various other risks. Our primary insurers maintain an A.M. Best Financial Strength Rating of A or better. Nevertheless, we continue to monitor this situation as insurers have been and are expected to continue to be impacted by the current capital market environment.

Capitalization		in millions
	2009	2008
Senior notes	$3,323	$2,858
GO Zone tax-exempt bonds	100	-
Other indebtedness	129	38
Total Debt	$3,552	$2,896

Total Equity	$4,352	$5,014

Debt to Capitalization Ratio	44.9%	36.6%

●
In fiscal 2009, we issued $810 million of 2014 Notes. The 2014 Notes had an original issue discount of $59 million, based on an issue price of 92.756% of face value. We used the net proceeds towards the repayment of our borrowings under our accounts receivable securitization facility and for other general corporate purposes. In addition, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the Federal government to the regions affected by Hurricane Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033.

●	In fiscal 2009, we bought back $293 million of notes, which included: $161 million 2011 Notes; $94 million 2010 Notes; and $38 million 2016 Notes.
●	At October 3, 2009, we had a total of approximately $1.2 billion of cash and cash equivalents and restricted cash.

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

Revolving Credit Facility
S&P’s corporate credit rating for Tyson Foods, Inc. is “BB.” Moody’s corporate credit rating for Tyson Foods, Inc. is “Ba3.” If S&P were to downgrade our corporate credit rating to “B+” or lower or Moody’s were to downgrade our corporate credit rating to “B1” or lower, our letter of credit fees would increase by an additional 0.25%.

Debt Covenants
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect to our capital stock; amend material documents; change the nature of our business; make certain payments of debt; engage in certain transactions with affiliates; and enter into sale/leaseback or hedging transactions, in each case, subject to certain qualifications and exceptions. If availability under this facility is less than the greater of 15% of the commitments and $150 million, we will be required to maintain a minimum fixed charge coverage ratio.

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

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements material to our financial position or results of operations. The off-balance sheet arrangements we have are guarantees of debt of outside third parties, including a lease and grower loans, and residual value guarantees covering certain operating leases for various types of equipment. See Note 10, “Commitments” of the Notes to Consolidated Financial Statements for further discussion.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of October 3, 2009:
					in millions
	Payments Due by Period
	2010	2011-2012	2013-2014	2015 and thereafter	Total
Debt and capital lease obligations:
Principal payments (1)	$219	$866	$1,280	$1,241	$3,606
Interest payments (2)	289	444	327	220	1,280
Guarantees (3)	22	33	43	16	114
Operating lease obligations (4)	79	120	55	22	276
Purchase obligations (5)	423	55	19	22	519
Capital expenditures (6)	267	11	-	-	278
Other long-term liabilities (7)	13	5	5	36	59
Total contractual commitments	$1,312	$1,534	$1,729	$1,557	$6,132

(1)	In the event of a default on payment, acceleration of the principal payments could occur.
(2)	Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective rates at October 3, 2009, and expected payment dates.
(3)
Amounts include guarantees of debt of outside third parties, which consist of a lease and grower loans, all of which are substantially collateralized by the underlying assets, as well as residual value guarantees covering certain operating leases for various types of equipment. The amounts included are the maximum potential amount of future payments.

(4)	Amounts include minimum lease payments under lease agreements.
(5)
Amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains, livestock contracts and fixed grower fees that provide terms that meet the above criteria. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders have not been included in the table, as a purchase order is an authorization to purchase and may not be considered an enforceable and legally binding contract. Contracts for goods or services that contain termination clauses without penalty have also been excluded.

(6)	Amounts include estimated amounts to complete buildings and equipment under construction as of October 3, 2009.
(7)	Amounts include items that meet the definition of a purchase obligation and are recorded in the Consolidated Balance Sheets.

In addition to the amounts shown above in the table, we have unrecognized tax benefits of $233 million and related interest and penalties of $71 million at October 3, 2009, recorded as liabilities. During fiscal 2010, tax audit resolutions could potentially reduce these amounts by approximately $30 million, either because tax positions are sustained on audit or because we agree to their disallowance.

The maximum contractual obligation associated with our cash flow assistance programs at October 3, 2009, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $250 million, or approximately $178 million remaining maximum commitment after netting the cash flow assistance related receivables.

The minority partner in our Shandong Tyson Xinchang Foods joint ventures in China has the right to exercise put options to require us to purchase their entire 40% equity interest at a price equal to the minority partner’s contributed capital plus (minus) its pro-rata share of the joint venture's accumulated and undistributed net earnings (losses). The put options are exercisable for a five-year term commencing the later of (i) April 2011 or (ii) the date upon which a shareholder of the minority partner is no longer general manager of the joint venture operations. At October 3, 2009, the put options, if they had been exercisable, would have resulted in a purchase price of approximately $74 million for the minority partner’s entire equity interest.

RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion under Part II, Item 8, Notes to Consolidated Financial Statements, Note 1: Business and Summary of Significant Accounting Policies for recently issued accounting pronouncements and Note 2: Change in Accounting Principles for recently adopted accounting pronouncements.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Contingent liabilities
We are subject to lawsuits, investigations and other claims related to wage and hour/labor, environmental, product, taxing authorities and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses.

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

A 10% change in our marketing accruals at October 3, 2009, would impact pretax earnings by approximately $9 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

A 10% increase in the actuarial range at October 3, 2009, would result in an increase in the amount we recorded for our self-insurance liability of approximately $15 million. A 10% decrease in the actuarial range at October 3, 2009, would result in a reduction in the amount we recorded for our self-insurance liability of approximately $3 million.

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

We recorded impairment charges related to long-lived assets of $25 million, $52 million and $6 million, respectively, in fiscal years 2009, 2008 and 2007.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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

For other intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

While estimating the fair value of our Chicken and Beef reporting units, we assumed operating margins in future years in excess of the annualized margins realized in the most current year. The fair value estimates for these reporting units assume normalized operating margin assumptions and improved operating efficiencies based on long-term expectations and margins historically realized in the beef and chicken industries. We estimate the fair value of our Chicken reporting unit would be in excess of its carrying amount, including goodwill, by sustaining long-term operating margins of approximately 5.0%. After the $560 million non-cash impairment recognized in fiscal 2009, we estimate the fair value of our Beef reporting unit would be in excess of its carrying amount, including goodwill, by sustaining long-term operating margins of approximately 2.0%.

Other intangible asset fair values have been calculated for trademarks using a royalty rate method. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are licensed in the marketplace.

Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.

We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill and other intangible assets during the last three years.

The recent disruptions in global credit and other financial markets and deterioration of economic conditions led to an increase in our discount rate. The discount rate used in our annual goodwill impairment test increased to 10.1% in fiscal 2009 from 9.3% in fiscal 2008. There were no significant changes in the other key estimates and assumptions.  As a result of the significantly increased discount rate, we failed the first step of the fiscal 2009 goodwill impairment analysis for our Beef reporting unit and performed the second step. The second step resulted in a $560 million non-cash partial impairment of the Beef reporting unit's goodwill.

No other reporting units failed the first step of the annual goodwill impairment analysis in fiscal 2009, 2008 and 2007 and therefore, the second step was not necessary. However, a 10% decline in fair value of our Chicken reporting unit would have caused the carrying value for this reporting unit to be in excess of fair value which would require the second step to be performed. The second step could have resulted in an impairment loss for the Chicken reporting unit's goodwill.

After the $560 million non-cash impairment recognized in fiscal 2009, a 17% decline in fair value of our Beef reporting unit would have caused the adjusted carrying value for this reporting unit to be in excess of fair value.

Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, and our credit ratings.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and other intangible assets, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step which could result in additional material impairments of our goodwill.

Our fiscal 2009 other intangible asset impairment analysis did not result in a material impairment charge. A hypothetical 10% decrease in the fair value of intangible assets would not result in a material impairment.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Income taxes
We estimate total income tax expense based on statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we earn income.

Federal income tax includes an estimate for taxes on earnings of foreign subsidiaries expected to be remitted to the United States and be taxable, but not for earnings considered indefinitely invested in the foreign subsidiary.

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

Our analysis of unrecognized tax benefits contains uncertainties based on judgment used to apply the more likely than not recognition and measurement thresholds.

We do not believe there is a reasonable likelihood there will be a material change in the tax related balances or valuation allowances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

To the extent we prevail in matters for which unrecognized tax benefits have been established, or are required to pay amounts in excess of our recorded unrecognized tax benefits, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the period of resolution.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk relating to our operations results primarily from changes in commodity prices, interest rates and foreign exchange rates, as well as credit risk concentrations. To address certain of these risks, we enter into various derivative transactions as described below. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized immediately. Additionally, we hold certain positions, primarily in grain and livestock futures that either do not meet the criteria for hedge accounting or are not designated as hedges. With the exception of normal purchases and normal sales that are expected to result in physical delivery, we record these positions at fair value, and the unrealized gains and losses are reported in earnings at each reporting date. Changes in market value of derivatives used in our risk management activities relating to forward sales contracts are recorded in sales. Changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories are recorded in cost of sales.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of October 3, 2009, and September 27, 2008, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	2009	2008
Livestock:
Cattle	$20	$78
Hogs	12	31

Grain	1	88

Interest Rate Risk: At October 3, 2009, we had fixed-rate debt of $3.3 billion with a weighted average interest rate of 7.9%. We have exposure to changes in interest rates on this fixed-rate debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $32 million at October 3, 2009, and $45 million at September 27, 2008. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

At October 3, 2009, we had variable rate debt of $218 million with a weighted average interest rate of 4.3%. A hypothetical 10% increase in interest rates effective at October 3, 2009, and September 27, 2008, would have a minimal effect on interest expense.

Foreign Currency Risk: We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Chinese renminbi, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at October 3, 2009, and September 27, 2008, related to the foreign exchange forward contracts would have a $15 million and $11 million, respectively, impact on pretax income. In the future, we may enter into more foreign exchange forward contracts as a result of our international growth strategy.

Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 3, 2009, and September 27, 2008, 13.0% and 12.2%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represents greater than 10% of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

	Three years ended October 3, 2009
	in millions, except per share data

	2009	2008	2007
Sales	$26,704	$26,862	$25,729
Cost of Sales	25,501	25,616	24,300
	1,203	1,246	1,429
Operating Expenses:
Selling, general and administrative	841	879	814
Goodwill impairment	560	-	-
Other charges	17	36	2
Operating Income (Loss)	(215)	331	613
Other (Income) Expense:
Interest income	(17)	(9)	(8)
Interest expense	310	215	232
Other, net	18	(29)	(21)
	311	177	203

Income (Loss) from Continuing Operations before Income Taxes and Minority Interest	(526)	154	410
Income Tax Expense	14	68	142
Income (Loss) from Continuing Operations before Minority Interest	(540)	86	268
Minority Interest	(4)	-	-
Income (Loss) from Continuing Operations	(536)	86	268
Loss from Discontinued Operation, Net of Tax $11, $0, $0	(1)	-	-
Net Income (Loss)	$(537)	$86	$268

Weighted Average Shares Outstanding:
Class A Basic	302	281	273
Class B Basic	70	70	75
Diluted	372	356	355
Earnings (Loss) Per Share from Continuing Operations:
Class A Basic	$(1.47)	$0.25	$0.79
Class B Basic	$(1.32)	$0.22	$0.70
Diluted	$(1.44)	$0.24	$0.75
Loss Per Share from Discontinued Operation:
Class A Basic	$-	$-	$-
Class B Basic	$-	$-	$-
Diluted	$-	$-	$-
Net Earnings (Loss) per Share:
Class A Basic	$(1.47)	$0.25	$0.79
Class B Basic	$(1.32)	$0.22	$0.70
Diluted	$(1.44)	$0.24	$0.75
See accompanying notes.

CONSOLIDATED BALANCE SHEETS

October 3, 2009, and September 27, 2008
in millions, except share and per share data

	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$1,004	$250
Restricted cash	140	-
Accounts receivable, net	1,100	1,271
Inventories, net	2,009	2,538
Other current assets	122	143
Assets of discontinued operation held for sale	-	159
Total Current Assets	4,375	4,361
Restricted Cash	43	-
Net Property, Plant and Equipment	3,576	3,519
Goodwill	1,917	2,511
Intangible Assets	187	128
Other Assets	497	331
Total Assets	$10,595	$10,850

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$219	$8
Trade accounts payable	1,013	1,217
Other current liabilities	761	878
Total Current Liabilities	1,993	2,103
Long-Term Debt	3,333	2,888
Deferred Income Taxes	280	291
Other Liabilities	539	525
Minority Interest	98	29
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 322 million shares in both 2009 and 2008	32	32
Convertible Class B-authorized 900 million shares:
issued 70 million shares in both 2009 and 2008	7	7
Capital in excess of par value	2,180	2,161
Retained earnings	2,409	3,006
Accumulated other comprehensive income	(34)	41
	4,594	5,247
Less treasury stock, at cost-
16 million shares in 2009 and 15 million shares in 2008	242	233
Total Shareholders’ Equity	4,352	5,014
Total Liabilities and Shareholders’ Equity	$10,595	$10,850
See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Three years ended October 3, 2009
				in millions

	October 3, 2009		September 27, 2008		September 29, 2007
	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance at beginning of year	322	$32	300	$30	284	$28
Issuance of Class A Common Stock	-	-	22	2	-	-
Conversion from Class B shares	-	-	-	-	16	2
Balance at end of year	322	32	322	32	300	30

Class B Common Stock:
Balance at beginning of year	70	7	70	7	86	9
Conversion to Class A shares	-	-	-	-	(16)	(2)
Balance at end of year	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of year		2,161		1,877		1,835
Issuance of Class A Common Stock		-		272		-
Convertible note hedge transactions		-		(58)		-
Warrant transactions		-		44		-
Stock options exercised		(5)		(5)		9
Restricted shares issued		(12)		(14)		(26)
Restricted shares canceled		2		2		27
Restricted share amortization		19		19		24
Reclassification and other		15		24		8
Balance at end of year		2,180		2,161		1,877

Retained Earnings:
Balance at beginning of year		3,006		2,993		2,781
Cumulative effect for adoption of new accounting guidance (1)		-		(17)		-
Net income (loss)		(537)		86		268
Dividends paid		(60)		(56)		(56)
Balance at end of year		2,409		3,006		2,993

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		41		50		17
Net hedging (gain) loss recognized in earnings		36		(25)		(20)
Net hedging unrealized gain (loss)		(30)		23		20
Loss on investments reclassified to other income		3		-		-
Unrealized gain (loss) on investments		7		(1)		-
Currency translation adjustment gain reclassified to loss from discontinued operation		(41)		-		-
Currency translation adjustment		(40)		(2)		24
Net change in postretirement liabilities		(10)		(4)		-
Net change in pension liability, prior to adoption of new accounting guidance (1)		-		-		6
Adjustment to initially apply new accounting guidance (1)		-		-		3
Balance at end of year		(34)		41		50

Treasury Stock:
Balance at beginning of year	15	(233)	14	(226)	15	(230)
Purchase of treasury shares	2	(19)	2	(30)	3	(61)
Stock options exercised	-	1	-	11	(4)	65
Restricted shares issued	(1)	12	(1)	16	(2)	27
Restricted shares canceled	-	(3)	-	(4)	2	(27)
Balance at end of year	16	(242)	15	(233)	14	(226)

Total Shareholders’ Equity		$4,352		$5,014		$4,731

Comprehensive Income (Loss):
Net income (loss)		$(537)		$86		$268
Other comprehensive income (loss), net of tax		(75)		(9)		30
Total Comprehensive Income (Loss)		$(612)		$77		$298

See accompanying notes.

(1) Cumulative effect for adoption of new accounting guidance relates to: 2008 – uncertainty in income taxes; 2007 – defined benefit and post retirement plans

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended October 3, 2009
	in millions

	2009	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$(537)	$86	$268
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	445	468	482
Amortization	51	25	32
Deferred taxes	(26)	35	5
Impairment of goodwill	560	-	-
Impairment and write-down of assets	32	57	14
Other, net	68	26	(15)
(Increase) decrease in accounts receivable	137	(59)	(66)
(Increase) decrease in inventories	493	(376)	(166)
Increase (decrease) in trade accounts payable	(148)	98	91
Increase (decrease) in income taxes payable/receivable	33	(22)	24
Decrease in interest payable	(60)	-	(35)
Net change in other current assets and liabilities	(23)	(50)	44
Cash Provided by Operating Activities	1,025	288	678
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(368)	(425)	(285)
Proceeds from sale of property, plant and equipment	9	26	76
Purchases of marketable securities	(37)	(115)	(131)
Proceeds from sale of marketable securities	56	112	147
Proceeds from sale of investments	15	22	-
Proceeds from sale of short-term investment	-	-	770
Change in restricted cash to be used for investing activities	(43)	-	-
Proceeds from sale of discontinued operation	75	-	-
Acquisitions, net of cash acquired	(93)	(17)	-
Other, net	(41)	(2)	2
Cash Provided by (Used for) Investing Activities	(427)	(399)	579
Cash Flows From Financing Activities:
Net borrowings (payments) on revolving credit facilities	15	(213)	53
Payments of debt	(380)	(147)	(1,263)
Net proceeds from borrowings	852	449	-
Net proceeds from Class A stock offering	-	274	-
Convertible note hedge transactions	-	(94)	-
Warrant transactions	-	44	-
Purchase of treasury shares	(19)	(30)	(61)
Dividends	(60)	(56)	(56)
Debt issuance costs	(59)	-	-
Change in restricted cash to be used for financing activities	(140)	-	-
Stock options exercised	1	9	74
Change in negative book cash balances	(65)	67	9
Other, net	5	18	(8)
Cash Provided by (Used for) Financing Activities	150	321	(1,252)
Effect of Exchange Rate Change on Cash	6	(2)	9
Increase in Cash and Cash Equivalents	754	208	14
Cash and Cash Equivalents at Beginning of Year	250	42	28
Cash and Cash Equivalents at End of Year	$1,004	$250	$42
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Tyson Foods, Inc. (collectively, “Company,” “we,” “us” or “our”), founded in 1935 with world headquarters in Springdale, Arkansas, is one of the world’s largest processor and marketer of chicken, beef and pork and the second-largest food production company in the Fortune 500. We produce a wide variety of brand name protein-based and prepared food products marketed in the United States and approximately 90 countries around the world.

Consolidation: The consolidated financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries for which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity.  Effective June 30, 2008, we began consolidating Dynamic Fuels since we are the primary beneficiary.

Fiscal Year: We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company's accounting cycle resulted in a 53-week year for fiscal year 2009 and a 52-week year for fiscal years 2008 and 2007.

Reclassification: Certain reclassifications were made to prior periods to conform to current presentations in the Consolidated Financial Statements. The effect of these reclassifications was not significant to the Consolidated Financial Statements.

Discontinued Operation: In June 2008, we executed a letter of intent with XL Foods Inc. (XL Foods) to sell the beef processing, cattle feed yard and fertilizer assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside), which were part of our Beef segment. In March 2009, we completed the sale and sold these assets and related inventories. The financial statements report Lakeside as a discontinued operation. See Note 4: Discontinued Operation in the Notes to Consolidated Financial Statements for further information.

Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair market values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several “zero-balance” disbursement accounts for funding payroll, accounts payable, livestock procurement, grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in trade accounts payable and other current liabilities. At October 3, 2009, and September 27, 2008, checks outstanding in excess of related book cash balances totaled approximately $254 million and $322 million, respectively.

Accounts Receivable: We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and relationships with and economic status of our customers. At October 3, 2009, and September 27, 2008, our allowance for uncollectible accounts was $33 million and $12 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.

Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.

		in millions
	2009	2008
Processed products:
Weighted-average method – chicken and prepared foods	$629	$920
First-in, first-out method – beef and pork	414	571
Livestock – first-in, first-out method	631	701
Supplies and other – weighted-average method	335	346
Total inventory, net	$2,009	$2,538

Property, Plant and Equipment: Property, plant and equipment are stated at cost and primarily depreciated on a straight-line method, using estimated lives for buildings and leasehold improvements of 10 to 33 years, machinery and equipment of three to 12 years and land improvements and other of three to 20 years. Major repairs and maintenance costs that significantly extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations.

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

Goodwill and Other Intangible Assets: Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit, and we follow a two-step process to evaluate if a potential impairment exists. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit). We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and other indefinite life intangible assets.

We have estimated the fair value of our reporting units using a discounted cash flow analysis. This analysis requires us to make various judgmental estimates and assumptions about sales, operating margins, growth rates and discount factors. The recent disruptions in global credit and other financial markets and deterioration of economic conditions led to an increase in our discount rate used in the 2009 annual goodwill impairment analysis. There were no significant changes in the other key assumptions and estimates. As a result of the increased discount rate, we failed the first step of the 2009 goodwill impairment analysis for our Beef reporting unit and performed the second step. The second step resulted in a $560 million non-cash partial impairment of the Beef reporting unit's goodwill. During fiscal 2009, 2008 and 2007, all of our reporting units passed the first step of the goodwill impairment analysis, with the exception of the Beef reporting unit during fiscal 2009.

While estimating the fair value of our Beef and Chicken reporting units, we assumed operating margins in future years in excess of the annual margins realized in the most recent year. The fair value estimates for these reporting units assume normalized operating margin assumptions and improved operating efficiencies based on long-term expectations and operating margins historically realized in the beef and chicken industries. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, and our credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step in future years, which could result in additional material impairments of our goodwill.

For our other indefinite life intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of trademarks is determined using a royalty rate method based on expected revenues by trademark.

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

We have investments in marketable debt securities. As of October 3, 2009, and September 27, 2008, $81 million and $94 million, respectively, were classified in Other Assets in the Consolidated Balance Sheets, with maturities ranging up to 47 years. We have determined all our marketable debt securities are available-for-sale investments. These investments are reported at fair value based on quoted market prices as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value judged to be other than temporary are recorded on a net basis in other income. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

Accrued Self Insurance: We use a combination of insurance and self-insurance mechanisms in an effort to mitigate the potential liabilities for health and welfare, workers’ compensation, auto liability and general liability risks. Liabilities associated with our risks retained are estimated, in part, by considering claims experience, demographic factors, severity factors and other actuarial assumptions.

Capital Stock: We have two classes of capital stock, Class A Common Stock, $0.10 par value (Class A stock) and Class B Common Stock, $0.10 par value (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 3, 2009, members of the Tyson family beneficially own, in the aggregate, 99.97% of the outstanding shares of Class B stock and 2.36% of the outstanding shares of Class A stock, giving the Tyson family control of approximately 70% of the total voting power of the outstanding voting stock. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $0.16 and Class B dividends per share of $0.144 in each of fiscal years 2009, 2008 and 2007.

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

Financial Instruments: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to these purchases, as well as to changes in foreign currency exchange rates. Contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is accounted for as a hedge, changes in the fair value of the instrument will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is immediately recognized in earnings as a component of cost of sales. Instruments we hold as part of our risk management activities that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings. Changes in market value of derivatives used in our risk management activities relating to forward sales contracts are recorded in sales. Changes in market value of derivatives used in our risk management activities surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. We generally do not hedge anticipated transactions beyond 18 months.

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

Advertising and Promotion Expenses: Advertising and promotion expenses are charged to operations in the period incurred. Customer incentive and trade promotion activities are recorded as a reduction to sales based on amounts estimated as being due to customers, based primarily on historical utilization and redemption rates, while other advertising and promotional activities are recorded as selling, general and administrative expenses. Advertising and promotion expenses for fiscal years 2009, 2008 and 2007 were $491 million, $495 million and $467 million, respectively.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements: In December 2007, the Financial Accounting Standards Board (FASB) issued guidance to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and may be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. This guidance also requires consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement is not expected to have a material impact on our consolidated financial statements; however, certain financial statement presentation changes and additional required disclosures will be made. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; therefore, we will adopt at the beginning of fiscal 2010.

In December 2007, the FASB issued guidance establishing principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; therefore, we will adopt this guidance for any business combinations entered into beginning in fiscal 2010.

In May 2008, the FASB issued guidance which specifies issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We will adopt the provisions of this guidance beginning in the first quarter of fiscal 2010. The provisions are required to be applied retrospectively to all periods presented. Upon retrospective adoption, our effective interest rate on our 3.25% Convertible Senior Notes due 2013 will be 8.26%, which would result in the recognition of a $92 million discount to these notes with the offsetting after tax amount of $56 million recorded to capital in excess of par value. This discount will be accreted over the five-year term of the convertible notes at the effective interest rate, which will not materially impact fiscal 2008 interest expense, but will result in an estimated $17 million non-cash increase to our reported fiscal year 2009 interest expense.

In December 2008, the FASB issued guidance requiring additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009, with early adoption permitted. We will adopt the disclosure requirements beginning with our fiscal 2010 annual report.

In June 2009, the FASB issued guidance removing the concept of a qualifying special-purpose entity (QSPE). This guidance also clarifies the requirements for isolation and limitations on portions of financial assets eligible for sale accounting. This guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt this guidance in fiscal year 2011. We are in process of evaluating the potential impacts.

In June 2009, the FASB issued guidance requiring an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt this guidance in fiscal year 2011. We are in process of evaluating the potential impacts.

Subsequent Events: We have evaluated subsequent events through the time of filing on November 23, 2009, which represents the date the Consolidated Financial Statements were issued.

NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES

In September 2006, the FASB issued guidance for using fair value to measure assets and liabilities. This guidance also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. This guidance applies whenever other standards require (or permit)

assets or liabilities to be measured at fair value. At the beginning of fiscal 2009, we partially adopted this standard, as allowed, which delayed the effective date for nonfinancial assets and liabilities. As of the beginning of fiscal 2009, we applied these provisions to our financial instruments and the impact was not material. We will be required to apply fair value measurements to our nonfinancial assets and liabilities at the beginning of fiscal 2010. The adoption did not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued guidance providing companies with an option to report selected financial assets and liabilities, firm commitments, and nonfinancial warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. When adopted at the beginning of fiscal 2009, we did not elect this fair value option and, therefore, there was no impact to our consolidated financial statements.

In April 2007, the FASB issued guidance which requires entities that offset the fair value amounts recognized for derivative receivables and payables to also offset the fair value amounts recognized for the right to reclaim cash collateral with the same counterparty under a master netting agreement. We applied the provisions of this guidance to our consolidated financial statements beginning in fiscal 2009. We did not restate prior periods as the impact was not material.

In March 2008, the FASB issued guidance for disclosures about derivative instruments and hedging activities. This guidance establishes enhanced disclosure requirements about: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; therefore, we adopted in fiscal 2009. See Note 6: Derivative Financial Instruments for required disclosures.

In April 2009, the FASB issued guidance regarding the recognition and presentation of other-than-temporary impairments. This standard provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available-for-sale and held-to-maturity and provides certain new disclosure requirements for both debt and equity securities. This standard was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted in fiscal 2009. The adoption did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued additional guidance for estimating the fair value of assets and liabilities in markets that have experienced a significant reduction in volume and activity in relation to normal activity. This guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted in fiscal 2009. The adoption did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments in interim financial statements. This guidance was effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance during fiscal 2009 and made the required disclosures during our applicable interim reports.

In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard was effective for interim and annual periods ending after June 15, 2009. We adopted this guidance in fiscal 2009. See “Subsequent Events” in Note 1: Business and Summary of Significant Accounting Policies for required disclosures.

NOTE 3: ACQUISITIONS

In August 2009, we completed the establishment of related joint ventures in China referred to as Shandong Tyson Xinchang Foods. The aggregate purchase price for our 60% equity interest was $21 million, which excludes $93 million of cash transferred to the joint venture for future capital needs. The preliminary purchase price included $29 million allocated to Intangible Assets and $19 million allocated to Goodwill, as well as the assumption of $76 million of Current and Long-Term Debt.

In October 2008, we acquired three vertically integrated poultry companies in southern Brazil: Macedo Agroindustrial, Avicola Itaiopolis and Frangobras. The aggregate purchase price was $67 million, including $4 million of mandatory deferred payments to be made through fiscal 2011. In addition, we have $15 million of contingent purchase price based on production volumes payable through fiscal 2011. The purchase price included $23 million allocated to Goodwill and $19 million allocated to Intangible Assets.

NOTE 4: DISCONTINUED OPERATION

In June 2008, we executed a letter of intent with XL Foods to sell the beef processing, cattle feed yard and fertilizer assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside), which were part of our Beef segment. On March 13, 2009, we completed the sale and sold these assets and related inventories for total consideration of $145 million, based on exchange rates then in effect. This included (a) cash received at closing of $43 million, (b) $78 million of collateralized notes receivable from either XL Foods or an affiliated entity to be collected throughout the two years following closing, and (c) $24 million of XL Foods Preferred Stock to be redeemed over the next five years.

We recorded a pretax loss on sale of Lakeside of $10 million in fiscal 2009, which included an allocation of beef reporting unit goodwill of $59 million and cumulative currency translation adjustment gains of $41 million.

The following is a summary of Lakeside’s operating results (in millions):

	2009	2008	2007
Sales	$461	$1,268	$1,171

Pretax income from discontinued operation	$20	$-	$-
Loss on sale of discontinued operation	(10)	-	-
Income tax expense	11	-	-
Loss from discontinued operation	$(1)	$-	$-

The carrying amounts of Lakeside’s assets held for sale included the following (in millions):

September 27, 2008
Assets of discontinued operation held for sale:
Inventories	$82
Net property, plant and equipment	77
Total assets of discontinued operation held for sale	$159

NOTE 5: DISPOSITIONS AND OTHER CHARGES

In March 2009, we announced the decision to close our Ponca City, Oklahoma, processed meats plant. The plant ceased operations in August 2009. The closing resulted in the elimination of approximately 600 jobs. During fiscal 2009, we recorded charges of $15 million, which included $14 million for impairment charges and $1 million of employee termination benefits. The charges are reflected in the Prepared Foods segment’s Operating Income and included in the Consolidated Statements of Income in Other Charges. No material adjustments to the accrual are anticipated.

In fiscal 2008, we recorded charges of $10 million related to intangible asset impairments. Of this amount, $8 million is reflected in the Beef segment’s Operating Income and $2 million in the Prepared Foods segment’s Operating Income, and both are recorded in the Consolidated Statements of Income in Cost of Sales. We recorded charges of $7 million related to flood damage at our Jefferson, Wisconsin, plant. This amount is reflected in the Prepared Foods segment’s Operating Income and included in the Consolidated Statements of Income in Cost of Sales. We also recorded a charge of $6 million related to the impairment of unimproved real property in Memphis, Tennessee. This amount is reflected in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Statements of Income in Cost of Sales. Additionally, we recorded an $18 million non-operating gain as the result of a private equity firm’s purchase of a technology company in which we held a minority interest. This gain was recorded in Other Income in the Consolidated Statements of Income.

In February 2008, we announced discontinuation of an existing product line and closing of one of our three poultry plants in Wilkesboro, North Carolina. The Wilkesboro cooked products plant ceased operations in April 2008. The closure resulted in elimination of approximately 400 jobs. In fiscal 2008, we recorded charges of $13 million for impairment charges. This amount is reflected in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Statements of Income in Other Charges.

In January 2008, we announced the decision to restructure operations at our Emporia, Kansas, beef plant. Beef slaughter operations ceased during the second quarter of fiscal 2008. However, the facility is still used to process certain commodity, specialty cuts and ground beef, as well as a cold storage and distribution warehouse. This restructuring resulted in elimination of approximately 1,700 jobs at the Emporia plant. In fiscal 2008, we recorded charges of $10 million for impairment charges and $7 million of other closing costs, consisting of $6 million for employee termination benefits and $1 million in other plant-closing related liabilities. These amounts were reflected in the Beef segment’s Operating Income (Loss) and included in the Consolidated Statements of Income in Other Charges. We have fully paid employee termination benefits and other plant-closing related liabilities.

In fiscal 2008, management approved plans for implementation of certain recommendations resulting from the previously announced FAST initiative, which was focused on process improvement and efficiency creation. As a result, in fiscal 2008, we recorded charges of $6 million related to employee termination benefits resulting from termination of approximately 200 employees. Of these charges, $2 million, $2 million, $1 million and $1 million, respectively, were recorded in the Chicken, Beef, Pork and Prepared Foods segments’ Operating Income (Loss) and included in the Consolidated Statements of Income in Other Charges. We have fully paid the employee termination benefits.

In May 2007, we announced the completion of the sale of two of our Alabama poultry plants and related support facilities. As part of strategic efforts to reduce the production of commodity chicken, we sold our processing plants in Ashland and Gadsden, which also included a nearby feed mill and two hatcheries. These facilities employed approximately 1,200 employees, of which approximately 800 were hired by the acquiring company, while the remaining employees were offered the opportunity to transfer to our other operations in Alabama. We recorded a gain of $10 million on the sale in fiscal 2007. The gain was recorded in the Chicken segment’s Operating Income (Loss) and included in the Consolidated Statements of Income in Cost of Sales.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

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

Our risk management programs are reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored at all times, using value-at-risk and stress tests.  Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and primarily deal with counterparties with solid credit. Additionally, our derivative contracts are mostly short-term in duration and we do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at October 3, 2009.

We recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets, with the exception of normal purchases and normal sales expected to result in physical delivery.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (i.e., fair value hedge, cash flow hedge, or hedge of a net investment in a foreign operation). We qualify, or designate, a derivative financial instrument as a hedge when contract terms closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized in earnings immediately. We designate certain forward contracts as follows:

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

Cash flow hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 12 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities.  For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2009, 2008 and 2007.

As of October 3, 2009, we had the following aggregated notionals of outstanding forward contracts accounted for as cash flow hedges:

Notional Volume
Commodity:
Corn	4 million bushels
Soy meal	16,900 tons

The net amount of pretax losses in accumulated OCI as of October 3, 2009, expected to be reclassified into earnings within the next 12 months was $3 million. During fiscal 2009, 2008 and 2007, we did not reclassify any pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Statements of Income (in millions):

	Gain/(Loss)			Consolidated	Gain/(Loss)
	Recognized in OCI			Statements of Income	Reclassified from
	on Derivatives			Classification	OCI to Earnings
	2009	2008	2007		2009	2008	2007
Cash Flow Hedge - Derivatives designated
as hedging instruments:
Commodity contracts	$(61)	$39	$33	Cost of Sales	$(67)	$42	$34
Foreign exchange contracts	8	(2)	-	Other Income/Expense	6	-	-
Total	$(53)	$37	$33		$(61)	$42	$34

Fair value hedges
We designate certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. As of October 3, 2009, we had the following aggregated notionals of outstanding forward contracts entered into to hedge forecasted commodity purchases which are accounted for as a fair value hedge:

Notional Volume
Commodity:
Live Cattle	133 million pounds
Lean Hogs	171 million pounds

For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the current period.  We include the gain or loss on the hedged items (i.e., livestock purchase firm commitments) in the same line item, cost of sales, as the offsetting gain or loss on the related livestock forward position.

		in millions
	Consolidated
	Statements of Income
	Classification	2009	2008	2007
Gain/(loss) on forwards	Cost of Sales	$152	$65	$(13)
Gain/(loss) on purchase contract	Cost of Sales	(152)	(65)	13

Ineffectiveness related to our fair value hedges was not significant during fiscal 2009, 2008 and 2007.

Foreign net investment hedges
We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness.  Any ineffective portions of net investment hedges are recognized in the Consolidated Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant during fiscal 2009, 2008 and 2007. As of October 3, 2009, we had no forward foreign currency contracts accounted for as foreign net investment hedges.

The following table sets forth the pretax impact of these derivative instruments on the Consolidated Statements of Income (in millions):

	Gain/(Loss)			Consolidated	Gain/(Loss)
	Recognized in OCI			Statements of Income	Reclassified from
	on Derivatives			Classification	OCI to Earnings
	2009	2008	2007		2009	2008	2007
Net Investment Hedge - Derivatives
designated as hedging instruments:
Foreign exchange contracts	$(5)	$-	$-	Other Income/Expense	$(2)	$-	$-

1.	Amounts reclassified from OCI relate to the sale of our Lakeside discontinued operation; amounts related to hedge ineffectiveness were not significant.

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

The objective of our undesignated interest rate swap is to manage interest rate risk exposure on a floating-rate bond. Our interest rate swap agreement effectively modifies our exposure to interest rate risk by converting a portion of the floating-rate bond to a fixed rate basis for the first five years, thus reducing the impact of the interest-rate changes on future interest expense. This interest rate swap does not qualify for hedge treatment due to differences in the underlying bond and swap contract interest-rate indices.

As of October 3, 2009, we had the following aggregate outstanding notionals related to our undesignated positions:

Notional Volume
Commodity:
Corn	11 million bushels
Soy meal	73,000 tons
Live Cattle	82 million pounds
Lean Hogs	11 million pounds
Natural Gas	850 billion British Thermal Units
Foreign Currency	$124 million United States dollars
Interest Rate	$64 million average monthly notional debt

Included in our undesignated positions are certain commodity grain positions (which do not qualify for hedge treatment) we enter into to manage the risk of costs associated with forward sales to certain customers for which sales prices are determined under cost-plus arrangements. These unrealized positions totaled losses of $17 million and $24 million at October 3, 2009, and September 27, 2008, respectively. When these positions are liquidated, we expect any realized gains or losses will be reflected in the prices of the poultry products sold. Since these derivative positions do not qualify for hedge treatment, they initially create volatility in our earnings associated with changes in fair value. However, once the positions are liquidated and included in the sales price to the customer, there is ultimately no earnings impact as any previous fair value gains or losses are included in the prices of the poultry products.

The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Statements of Income (in millions):

	Consolidated	Gain/(Loss)
	Statements of Income	Recognized
	Classification	in Earnings
		2009	2008	2007
Derivatives not designated
as hedging instruments:
Commodity contracts	Sales	$(34)	$(12)	$14
Commodity contracts	Cost of Sales	(151)	259	40
Foreign exchange contracts	Other Income/Expense	-	1	1
Interest rate contracts	Interest Expense	(4)	-	-
Total		$(189)	$248	$55

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Balance Sheets (in millions):

		Fair Value
	Balance Sheet
	Classification	2009	2008
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$12	$29

Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	9	-

Total derivative assets		$21	$29

Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	Other current liabilities	$2	$34
Foreign exchange contracts	Other current liabilities	-	2
Total derivative liabilities – designated		2	36

Derivatives not designated as hedging instruments:
Commodity contracts	Other current liabilities	13	7
Foreign exchange contracts	Other current liabilities	1	2
Interest rate contracts	Other current liabilities	4	-
Total derivative liabilities – not designated		18	9

Total derivative liabilities		$20	$45

1.
Beginning in fiscal 2009, our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. See Note 12: Fair Value Measurements for a reconciliation to amounts reported in the Consolidated Balance Sheet. We did not restate fiscal 2008 balances as the impact was not material.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

Major categories of property, plant and equipment and accumulated depreciation at October 3, 2009, and September 27, 2008:

		in millions
	2009	2008
Land	$96	$89
Building and leasehold improvements	2,570	2,440
Machinery and equipment	4,640	4,382
Land improvements and other	227	210
Buildings and equipment under construction	297	352
	7,830	7,473
Less accumulated depreciation	4,254	3,954
Net property, plant and equipment	$3,576	$3,519

Approximately $278 million will be required to complete buildings and equipment under construction at October 3, 2009.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by segment, net of $286 million of accumulated amortization at October 3, 2009, and September 27, 2008:

		in millions
	2009	2008
Chicken	$973	$945
Beef	563	1,185
Pork	317	317
Prepared Foods	64	64
Total Goodwill	$1,917	$2,511

Other intangible assets by type at October 3, 2009, and September 27, 2008:

		in millions
	2009	2008
Gross Carrying Value:
Trademarks	$57	$62
Patents and intellectual property	145	94
Land use rights	23	-
Less Accumulated Amortization	38	28
Total Intangible Assets	$187	$128

Amortization expense of $10 million, $3 million and $3 million was recognized during fiscal 2009, 2008 and 2007, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to October 3, 2009 will be: 2010 - $14 million; 2011 - $14 million; 2012 - $13 million; 2013 - $13 million; 2014 - $12 million. Beginning with the date benefits are realized, patents and intellectual property and land use rights are amortized using the straight-line method over their estimated period of benefit of 5-30 years and 10-30 years, respectively.

NOTE 9: OTHER CURRENT LIABILITIES

Other current liabilities at October 3, 2009, and September 27, 2008, include:

		in millions
	2009	2008
Accrued salaries, wages and benefits	$187	$259
Self-insurance reserves	230	236
Other	344	383
Total other current liabilities	$761	$878

NOTE 10: COMMITMENTS

We lease equipment, properties and certain farms for which total rentals approximated $175 million, $163 million and $133 million, respectively, in fiscal 2009, 2008 and 2007. Most leases have terms up to six years with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.

Minimum lease commitments under non-cancelable leases at October 3, 2009, were:

in millions
2010	$79
2011	67
2012	53
2013	34
2014	21
2015 and beyond	22
Total	$276

We guarantee debt of outside third parties, which consist of a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to nine years, and the maximum potential amount of future payments as of October 3, 2009, was $59 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The terms of the lease maturities cover periods up to six years. The maximum potential amount of the residual value guarantees is $55 million, of which $23 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At October 3, 2009, and September 27, 2008, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement.  Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets.  The potential maximum obligation as of October 3, 2009, is approximately $250 million. The total receivables under these programs were $72 million and $7 million at October 3, 2009, and September 27, 2008, respectively, and are included, net of allowance for uncollectible amounts, in Other Assets in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers' assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs' estimated uncollectible receivables of $20 million and $2 million at October 3, 2009 and September 27, 2008, respectively.

The minority partner in our Shandong Tyson Xinchang Foods joint ventures in China has the right to exercise put options to require us to purchase their entire 40% equity interest at a price equal to the minority partner’s contributed capital plus (minus) its pro-rata share of the joint venture's accumulated and undistributed net earnings (losses). The put options are exercisable for a five-year term commencing the later of (i) April 2011 or (ii) the date upon which a shareholder of the minority partner is no longer general manager of the joint venture operations. At October 3, 2009, the put options, if they had been exercisable, would have resulted in a purchase price of approximately $74 million for the minority partner’s entire equity interest. We do not believe the exercise of the put options would materially impact our results of operations or financial condition.

Additionally, we enter into future purchase commitments for various items, such as grains, livestock contracts and fixed grower fees. At October 3, 2009, these commitments totaled:

in millions
2010	$423
2011	36
2012	19
2013	11
2014	8
2015 and beyond	22
Total	$519

NOTE 11: LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	2009	2008

Revolving credit facility – expires March 2012	$-	$-
Senior notes:
7.95% Notes due February 2010 (2010 Notes)	140	234
8.25% Notes due October 2011 (2011 Notes)	839	998
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	756	-
7.85% Senior notes due April 2016 (2016 Notes)	922	960
7.00% Notes due May 2018	172	172
7.125% Senior notes due February 2026	9	9
7.00% Notes due January 2028	27	27
GO Zone tax-exempt bonds due October 2033 (0.10% at 10/03/09)	100	-
Other	129	38
Total debt	3,552	2,896
Less current debt	219	8
Total long-term debt	$3,333	$2,888

Annual maturities of long-term debt for the five fiscal years subsequent to October 3, 2009, are: 2010-$219 million; 2011-$855 million; 2012-$11 million; 2013-$6 million; 2014-$1.2 billion.

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

Availability under this facility, up to $1.0 billion, is based on a percentage of certain eligible receivables and eligible inventory and is reduced by certain reserves. After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing under this facility at October 3, 2009, was $733 million. At October 3, 2009, we had outstanding letters of credit issued under this facility totaling approximately $267 million and an additional $51 million of bilateral letters of credit not issued under this facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ GO Zone tax-exempt bonds.

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

On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of October 3, 2009, none of the conditions permitting conversion of the 2013 Notes had been satisfied.

The 2013 Notes were accounted for as a combined instrument. Accordingly, we accounted for the entire agreement as one debt instrument because the conversion feature does not meet the requirements to be accounted for separately as a derivative financial instrument.

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

2014 Notes
In March 2009, we issued $810 million of senior unsecured notes, which will mature in March 2014. The 2014 Notes carry a 10.50% interest rate, with interest payments due semi-annually on March 1 and September 1. After the original issue discount of $59 million, based on an issue price of 92.756% of face value, we received net proceeds of $751 million. In addition, we incurred offering expenses of $18 million. We used the net proceeds towards the repayment of our borrowings under our former accounts receivable securitization facility and for other general corporate purposes. We also placed $234 million of the net proceeds in a blocked cash collateral account which is used for the payment, prepayment, repurchase or defeasance of the 2010 Notes. At October 3, 2009, we had $140 million remaining in the blocked cash collateral account. The remaining proceeds are recorded in Current Assets as Restricted Cash in the Consolidated Condensed Balance Sheets. The 2014 Notes are fully and unconditionally guaranteed by substantially all of our domestic subsidiaries.

2016 Notes
The 2016 Notes carried an interest rate at issuance of 6.60%, with an interest step up feature dependent on their credit rating. On November 13, 2008, Moody’s Investor Services, Inc. downgraded the credit rating from “Ba1” to “Ba3.” This downgrade increased the interest rate from 7.35% to 7.85%, effective beginning with the six-month interest payment due April 1, 2009.

GO Zone Tax-Exempt Bonds
In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033. In November 2008, we entered into an interest rate swap related to these bonds to mitigate our interest rate risk on a portion of the bonds for five years. We also issued a letter of credit as a guarantee for the entire bond issuance. The proceeds from the bond issuance can only be used towards the construction of the Dynamic Fuels’ facility. Accordingly, the unused proceeds are recorded as non-current Restricted Cash in the Consolidated Balance Sheets. We expect the majority of the unused proceeds will be used by our second quarter of fiscal 2010.

Debt Covenants
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect to our capital stock; amend material documents; change the nature of our business; make certain payments of debt; engage in certain transactions with affiliates; and enter into sale/leaseback or hedging transactions, in each case, subject to certain qualifications and exceptions. If availability under this facility is less than the greater of 15% of the commitments and $150 million, we will be required to maintain a minimum fixed charge coverage ratio.

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

Condensed Consolidating Financial Statements
Tyson Fresh Meats, Inc. (TFM), our wholly-owned subsidiary, has fully and unconditionally guaranteed the 2016 Notes. TFM and substantially all of our wholly-owned domestic subsidiaries have fully and unconditionally guaranteed the 2014 Notes. The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); Tyson Fresh Meats, Inc. (TFM Parent); the other 2014 Notes' guarantor subsidiaries (Guarantors) on a combined basis; the elimination entries necessary to reflect TFM Parent and the Guarantors, which collectively represent the 2014 Notes' total guarantor subsidiaries (2014 Guarantors), on a combined basis; the 2014 Notes' non-guarantor subsidiaries (Non-Guarantors) on a combined basis; the elimination entries necessary to consolidate TFI Parent, the 2014 Guarantors and the Non-Guarantors; and Tyson Foods, Inc. on a consolidated basis, and is provided as an alternative to providing separate financial statements for the guarantor(s). Certain prior period amounts have been recast to conform with current year presentation and to reflect the legal subsidiary ownership structure as of October 3, 2009.

Condensed Consolidating Statement of Income for the year ended October 3, 2009							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar-antors	Elimin-ations	Subtotal	Non-Guar-antors	Elimin-ations	Total
Net Sales	$11	$14,504	$12,245	$(725)	$26,024	$709	$(40)	$26,704
Cost of Sales	132	13,970	11,526	(725)	24,771	638	(40)	25,501
	(121)	534	719	-	1,253	71	-	1,203
Operating Expenses:
Selling, general and administrative	132	187	450	-	637	72	-	841
Goodwill impairment	-	560	-	-	560	-	-	560
Other charges	-	-	17	-	17	-	-	17
Operating Income (Loss)	(253)	(213)	252	-	39	(1)	-	(215)

Other (Income) Expense:
Interest expense, net	268	13	20	-	33	(8)	-	293
Other, net	11	(3)	(6)	-	(9)	16	-	18
Equity in net earnings of subsidiaries	157	(32)	44	13	25	(17)	(165)	-
	436	(22)	58	13	49	(9)	(165)	311

Income (Loss) from Continuing Operations before Income Taxes and Minority Interest	(689)	(191)	194	(13)	(10)	8	165	(526)
Income Tax Expense (Benefit)	(131)	111	34	-	145	-	-	14
Income (Loss) from Continuing Operations before Minority Interest	(558)	(302)	160	(13)	(155)	8	165	(540)
Minority Interest	-	-	-	-	-	(4)	-	(4)
Income (Loss) from Continuing Operations	(558)	(302)	160	(13)	(155)	12	165	(536)
Income (Loss) from Discontinued Operation	21	5	-	-	5	(27)	-	(1)
Net Income (Loss)	$(537)	$(297)	$160	$(13)	$(150)	$(15)	$165	$(537)

Condensed Consolidating Statement of Income for the year ended September 27, 2008							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar-antors	Elimin-ations	Subtotal	Non-Guar-antors	Elimin-ations	Total
Net Sales	$19	$15,638	$11,463	$(811)	$26,290	$580	$(27)	$26,862
Cost of Sales	74	15,105	10,796	(811)	25,090	479	(27)	25,616
	(55)	533	667	-	1,200	101	-	1,246
Operating Expenses:
Selling, general and administrative	83	208	533	-	741	55	-	879
Other charges	1	18	17	-	35	-	-	36
Operating Income (Loss)	(139)	307	117	-	424	46	-	331

Other (Income) Expense:
Interest expense, net	181	17	16	-	33	(8)	-	206
Other, net	(13)	(5)	(11)	-	(16)	-	-	(29)
Equity in net earnings of subsidiaries	(285)	(27)	5	18	(4)	(9)	298	-
	(117)	(15)	10	18	13	(17)	298	177

Income (Loss) from Continuing Operations before Income Taxes	(22)	322	107	(18)	411	63	(298)	154
Income Tax Expense (Benefit)	(108)	116	37	-	153	23	-	68
Income from Continuing Operations	86	206	70	(18)	258	40	(298)	86
Income from Discontinued Operation	-	-	-	-	-	-	-	-
Net Income	$86	$206	$70	$(18)	$258	$40	$(298)	$86

Condensed Consolidating Statement of Income for the year ended September 29, 2007							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar-antors	Elimin-ations	Subtotal	Non-Guar-antors	Elimin-ations	Total
Net Sales	$154	$15,189	$10,793	$(736)	$25,246	$482	$(153)	$25,729
Cost of Sales	(90)	14,849	10,040	(736)	24,153	390	(153)	24,300
	244	340	753	-	1,093	92	-	1,429
Operating Expenses:
Selling, general and administrative	104	176	483	-	659	51	-	814
Other charges	1	1	-	-	1	-	-	2
Operating Income	139	163	270	-	433	41	-	613

Other (Income) Expense:
Interest expense, net	186	29	18	-	47	(9)	-	224
Other, net	(1)	(24)	(8)	-	(32)	12	-	(21)
Equity in net earnings of subsidiaries	(285)	(94)	(9)	77	(26)	(18)	329	-
	(100)	(89)	1	77	(11)	(15)	329	203

Income from Continuing Operations before Income Taxes	239	252	269	(77)	444	56	(329)	410
Income Tax Expense (Benefit)	(29)	53	110	-	163	8	-	142
Income from Continuing Operations	268	199	159	(77)	281	48	(329)	268
Income from Discontinued Operation	-	-	-	-	-	-	-	-
Net Income	$268	$199	$159	$(77)	$281	$48	$(329)	$268

Condensed Consolidating Balance Sheet as of October 3, 2009							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar-antors	Elimin-ations	Subtotal	Non-Guar-antors	Elimin-ations	Total
Assets
Current Assets:
Cash and cash equivalents	$-	$-	$788	$-	$788	$216	$-	$1,004
Restricted cash	-	-	140	-	140	-	-	140
Accounts receivable, net	2	418	3,309	(7)	3,720	116	(2,738)	1,100
Inventories, net	1	586	1,239	-	1,825	183	-	2,009
Other current assets	198	89	29	(17)	101	36	(213)	122
Total Current Assets	201	1,093	5,505	(24)	6,574	551	(2,951)	4,375
Restricted cash	-	-	-	-	-	43	-	43
Net Property, Plant and Equipment	40	883	2,256	-	3,139	397	-	3,576
Goodwill	-	881	977	-	1,858	59	-	1,917
Intangible Assets	-	42	59	-	101	86	-	187
Other Assets	211	120	37	-	157	346	(217)	497
Investment in Subsidiaries	10,038	1,763	674	(1,597)	840	296	(11,174)	-
Total Assets	$10,490	$4,782	$9,508	$(1,621)	$12,669	$1,778	$(14,342)	$10,595
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$3	$140	$-	$-	$140	$76	$-	$219
Trade accounts payable	15	375	550	-	925	73	-	1,013
Other current liabilities	2,790	251	296	(24)	523	399	(2,951)	761
Total Current Liabilities	2,808	766	846	(24)	1,588	548	(2,951)	1,993
Long-Term Debt	3,187	15	180	-	195	131	(180)	3,333
Deferred Income Taxes	-	108	182	-	290	27	(37)	280
Other Liabilities	143	161	202	-	363	33	-	539
Minority Interest	-	-	-	-	-	98	-	98
Shareholders’ Equity	4,352	3,732	8,098	(1,597)	10,233	941	(11,174)	4,352
Total Liabilities and Shareholders’ Equity	$10,490	$4,782	$9,508	$(1,621)	$12,669	$1,778	$(14,342)	$10,595

Condensed Consolidating Balance Sheet as of September 27, 2008							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar-antors	Elimin-ations	Subtotal	Non-Guar-antors	Elimin-ations	Total
Assets
Current Assets:
Cash and cash equivalents	$140	$-	$35	$-	$35	$75	$-	$250
Accounts receivable, net	1	122	3,614	-	3,736	113	(2,579)	1,271
Inventories, net	1	724	1,640	-	2,364	173	-	2,538
Other current assets	123	55	24	(12)	67	72	(119)	143
Assets of discontinued operation held for sale	-	-	-	-	-	159	-	159
Total Current Assets	265	901	5,313	(12)	6,202	592	(2,698)	4,361
Net Property, Plant and Equipment	43	960	2,371	-	3,331	145	-	3,519
Goodwill	-	1,502	965	-	2,467	44	-	2,511
Intangible Assets	-	47	64	-	111	17	-	128
Other Assets	132	91	55	-	146	284	(231)	331
Investment in Subsidiaries	10,293	1,789	654	(1,639)	804	282	(11,379)	-
Total Assets	$10,733	$5,290	$9,422	$(1,651)	$13,061	$1,364	$(14,308)	$10,850
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$8	$-	$-	$-	$-	$-	$-	$8
Trade accounts payable	108	486	559	-	1,045	64	-	1,217
Other current liabilities	2,804	201	282	(12)	471	301	(2,698)	878
Total Current Liabilities	2,920	687	841	(12)	1,516	365	(2,698)	2,103
Long-Term Debt	2,632	249	180	-	429	7	(180)	2,888
Deferred Income Taxes	-	129	190	-	319	23	(51)	291
Other Liabilities	167	137	190	-	327	31	-	525
Minority Interest	-	-	-	-	-	29	-	29
Shareholders’ Equity	5,014	4,088	8,021	(1,639)	10,470	909	(11,379)	5,014
Total Liabilities and Shareholders’ Equity	$10,733	$5,290	$9,422	$(1,651)	$13,061	$1,364	$(14,308)	$10,850

Condensed Consolidating Statement of Cash Flows for the year ended October 3, 2009							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar-antors	Elimin-ations	Subtotal	Non-Guar-antors	Elimin-ations	Total
Cash Provided by (Used for) Operating Activities	$(617)	$507	$1,034	$-	$1,541	$126	$(25)	$1,025
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	(56)	(211)	-	(267)	(101)	-	(368)
Change in restricted cash-investing	-	-	-	-	-	(43)	-	(43)
Proceeds from sale of marketable securities, net	-	-	-	-	-	19	-	19
Proceeds from sale of discontinued operation	-	-	-	-	-	75	-	75
Acquisitions, net of cash acquired	-	-	(13)	-	(13)	(80)	-	(93)
Other, net	(37)	1	12	-	13	7	-	(17)
Cash Used for Investing Activities	(37)	(55)	(212)	-	(267)	(123)	-	(427)
Cash Flows from Financing Activities:
Net change in debt	545	(94)	-	-	(94)	36	-	487
Debt issuance costs	(58)	-	-	-	-	(1)	-	(59)
Change in restricted cash-financing	-	-	(140)	-	(140)	-	-	(140)
Purchase of treasury shares	(19)	-	-	-	-	-	-	(19)
Dividends	(60)	-	-	-	-	(25)	25	(60)
Other, net	-	-	(52)	-	(52)	(7)	-	(59)
Net change in intercompany balances	106	(358)	123	-	(235)	129	-	-
Cash Provided by (Used for) Financing Activities	514	(452)	(69)	-	(521)	132	25	150
Effect of Exchange Rate Change on Cash	-	-	-	-	-	6	-	6
Increase (Decrease) in Cash and Cash Equivalents	(140)	-	753	-	753	141	-	754
Cash and Cash Equivalents at Beginning of Year	140	-	35	-	35	75	-	250
Cash and Cash Equivalents at End of Year	$-	$-	$788	$-	$788	$216	$-	$1,004

Condensed Consolidating Statement of Cash Flows for the year ended September 27, 2008							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar-antors	Elimin-ations	Subtotal	Non-Guar-antors	Elimin-ations	Total
Cash Provided by (Used for) Operating Activities	$(223)	$276	$256	$-	$532	$(6)	$(15)	$288
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(2)	(104)	(302)	-	(406)	(17)	-	(425)
Proceeds from sale of investments	14	7	1	-	8	-	-	22
Purchases of marketable securities, net	(1)	-	-	-	-	(2)	-	(3)
Other, net	13	4	15	-	19	(25)	-	7
Cash Provided by (Used for) Investing Activities	24	(93)	(286)	-	(379)	(44)	-	(399)
Cash Flows from Financing Activities:
Net change in debt	145	(5)	-	-	(5)	(51)	-	89
Net proceeds from Class A stock offering	274	-	-	-	-	-	-	274
Convertible note hedge transactions	(94)	-	-	-	-	-	-	(94)
Warrant transactions	44	-	-	-	-	-	-	44
Purchase of treasury shares	(30)	-	-	-	-	-	-	(30)
Dividends	(56)	-	-	-	-	(15)	15	(56)
Other, net	72	2	-	-	2	20	-	94
Net change in intercompany balances	(19)	(180)	62	-	(118)	137	-	-
Cash Provided by (Used for) Financing Activities	336	(183)	62	-	(121)	91	15	321
Effect of Exchange Rate Change on Cash	-	-	-	-	-	(2)	-	(2)
Increase in Cash and Cash Equivalents	137	-	32	-	32	39	-	208
Cash and Cash Equivalents at Beginning of Year	3	-	3	-	3	36	-	42
Cash and Cash Equivalents at End of Year	$140	$-	$35	$-	$35	$75	$-	$250

Condensed Consolidating Statement of Cash Flows for the year ended September 29, 2007							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar-antors	Elimin-ations	Subtotal	Non-Guar-antors	Elimin-ations	Total
Cash Provided by (Used for) Operating Activities	$177	$283	$261	$-	$544	$(18)	$(25)	$678
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(14)	(40)	(204)	-	(244)	(27)	-	(285)
Proceeds from sale of short-term investment	770	-	-	-	-	-	-	770
Proceeds from sale of marketable securities, net	-	-	-	-	-	16	-	16
Other, net	81	(12)	9	-	(3)	-	-	78
Cash Provided by (Used for) Investing Activities	837	(52)	(195)	-	(247)	(11)	-	579
Cash Flows from Financing Activities:
Net change in debt	(747)	(4)	(11)	-	(15)	(448)	-	(1,210)
Purchase of treasury shares	(61)	-	-	-	-	-	-	(61)
Dividends	(56)	-	-	-	-	(25)	25	(56)
Other, net	80	(7)	-	-	(7)	2	-	75
Net change in intercompany balances	(229)	(221)	(58)	-	(279)	508	-	-
Cash Provided by (Used for) Financing Activities	(1,013)	(232)	(69)	-	(301)	37	25	(1,252)
Effect of Exchange Rate Change on Cash	-	-	-	-	-	9	-	9
Increase (Decrease) in Cash and Cash Equivalents	1	(1)	(3)	-	(4)	17	-	14
Cash and Cash Equivalents at Beginning of Year	2	1	6	-	7	19	-	28
Cash and Cash Equivalents at End of Year	$3	$-	$3	$-	$3	$36	$-	$42

NOTE 12: FAIR VALUE MEASUREMENTS

As described in Note 2: Change in Accounting Principles, we adopted fair value measurement accounting guidance at the beginning of the first quarter fiscal 2009. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This guidance also defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by this standard contains three levels as follows:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities accounted for at fair value on a recurring basis at October 3, 2009, according to the valuation techniques we used to determine their fair values (in millions):

	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$-	$21	$-	$(17)	$4
Available for Sale Securities:
Debt securities	-	33	72	-	105
Equity securities	20	-	-	-	20
Deferred Compensation Assets	2	84	-	-	86
Total Assets	$22	$138	$72	$(17)	$215

Liabilities:
Commodity Derivatives	$-	$15	$-	$(11)	$4
Foreign Exchange Forward Contracts	-	1	-	-	1
Interest Rate Swap	-	4	-	(2)	2
Total Liabilities	$-	$20	$-	$(13)	$7

(a) Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At October 3, 2009, we had posted $4 million of cash collateral and held no cash collateral with various counterparties.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

Debt
Securities
Balance at September 27, 2008	$54
Total realized and unrealized gains (losses):
Included in earnings	(4)
Included in other comprehensive income (loss)	4
Purchases, issuances and settlements, net	18
Balance at October 3, 2009	$72
Total gains (losses) for the period included in earnings
attributable to the change in unrealized gains (losses) relating to
assets and liabilities still held as of October 3, 2009	$(4)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Assets and Liabilities: Our derivatives, including commodities, foreign exchange forward contracts and interest rate swap, primarily include exchange-traded and over-the-counter contracts which are further described in Note 6: Derivative Financial Instruments. We record our commodity derivatives at fair value using quoted market prices adjusted for credit and non-performance risk and internal models that use as their basis readily observable market inputs including current and forward commodity market prices. Our foreign exchange forward contracts are recorded at fair value based on quoted prices and spot and forward currency prices adjusted for credit and non-performance risk. Our interest rate swap is recorded at fair value based on quoted LIBOR swap rates adjusted for credit and non-performance risk. We classify these instruments in Level 2 when quoted market prices can be corroborated utilizing observable current and forward commodity market prices on active exchanges, observable market transactions of spot currency rates and forward currency prices or observable benchmark market rates at commonly quoted intervals.

Available for Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are included in Other Assets in the Consolidated Balance Sheets. These investments, which are generally long-term in nature with maturities ranging up to 47 years, are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. We classify our investments in U.S. government and agency debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into proprietary valuation models, including estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle.

In October 2008, we received eight million warrants to purchase an equivalent amount of Syntroleum Corporation common stock for one cent each in return for our entering into a letter of credit to guarantee all of the Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds (see Note 11: Long-Term Debt) including Syntroleum Corporation’s 50 percent ownership portion. In April 2009, we exercised these warrants for eight million shares of Syntroleum Corporation. We record the shares in Other Assets in the Consolidated Balance Sheets at fair value based on quoted market prices. We classify the shares as Level 1 as the fair value is based on unadjusted quoted prices available in active markets.

The following balances are as of October 3, 2009:

	in millions
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$33	$33	$-
Corporate and Asset-Backed (a)	46	48	2
Redeemable Preferred Stock	24	24	-

Equity Securities – Common Stock	9	20	11

(a) Amortized cost basis for Corporate and Asset-Backed debt securities have been reduced by accumulated other than temporary impairments of $4 million.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in other comprehensive income until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. If losses are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery.  For securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in other comprehensive income, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. During fiscal 2009, we recognized $4 million of other than temporary impairments in earnings, while no amounts were recognized during fiscal 2008 and 2007. No other than temporary losses have been deferred in other comprehensive income as of October 3, 2009.

Deferred Compensation Assets: We maintain two non-qualified deferred compensation plans for certain executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The investments are recorded at fair value based on quoted market prices adjusted for credit and non-performance risk and are included in Other Assets in the Consolidated Balance Sheets. We classify the investments which have observable market prices in active markets in Level 1 as these are generally publicly-traded mutual funds. The remaining deferred compensation assets are classified in Level 2, as fair value can be corroborated based on observable market data. Realized and unrealized gains (losses) on deferred compensation are included in earnings.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During fiscal 2009, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition. As indicated in Note 2: Change in Accounting Principles, the effective date was deferred for the aspects of fair value measurements related to nonfinancial assets and liabilities measured at fair value, but recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

Other Financial Instruments
Fair values for debt are based on quoted market prices or published forward interest rate curves. Fair value and carrying value for our debt were as follows (in millions):

	October 3, 2009		September 27, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$3,724	$3,552	$2,659	$2,896

For all of our other financial instruments, the estimated fair value approximated the carrying value at October 3, 2009, and September 27, 2008. The carrying value of our other financial instrument, not otherwise disclosed herein, included notes receivable, which approximated fair value at October 3, 2009. Notes receivable are recorded in Other Assets in the Consolidated Balance Sheets and totaled $45 million and $0 at October 3, 2009, and September 27, 2008, respectively. The fair values were determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 3, 2009, and September 27, 2008, 13.0% and 12.2%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represents greater than 10% of net accounts receivable.

NOTE 13: COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income are as follows:

		in millions
	2009	2008
Accumulated other comprehensive income:
Currency translation adjustment	$(21)	$60
Unrealized net hedging losses, net of taxes	(2)	(8)
Unrealized net gain (loss) on investments, net of taxes	9	(1)
Postretirement benefits reserve adjustments	(20)	(10)
Total accumulated other comprehensive income (loss)	$(34)	$41

The components of other comprehensive income (loss) are as follows:

			in millions
	Before Tax	Income Tax	After Tax
Fiscal 2009:
Currency translation adjustment	$(43)	$3	$(40)
Currency translation adjustment gain reclassified to loss from discontinued operation	(41)	-	(41)
Unrealized gain on investments	12	(5)	7
Loss on investments reclassified to other income	4	(1)	3
Net change in postretirement liabilities	(11)	1	(10)
Net hedging unrealized loss	(53)	23	(30)
Net hedging loss reclassified to earnings	61	(25)	36
Other comprehensive loss – 2009	$(71)	$(4)	$(75)

Fiscal 2008:
Currency translation adjustment	$(2)	$-	$(2)
Net change in postretirement liabilities	(10)	6	(4)
Investments unrealized loss	(1)	-	(1)
Net hedging unrealized gain	37	(14)	23
Net hedging gain reclassified to earnings	(41)	16	(25)
Other comprehensive loss – 2008	$(17)	$8	$(9)

Fiscal 2007:
Currency translation adjustment	$24	$-	$24
Net change in pension liability, prior to adoption of new accounting guidance (1)	9	(3)	6
Net hedging unrealized gain	33	(13)	20
Net hedging gain reclassified to earnings	(33)	13	(20)
Other comprehensive income – 2007	$33	$(3)	$30

(1)	We adopted new accounting guidance in fiscal 2007 related to defined benefit and post retirement plans.

NOTE 14: STOCK-BASED COMPENSATION

We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) was 22,320,132 at October 3, 2009.

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

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 27, 2008	16,906,014	$14.38
Exercised	(72,590)	8.63
Canceled	(1,495,506)	14.47
Granted	3,255,926	4.90
Outstanding, October 3, 2009	18,593,844	12.73	6.2	$237

Exercisable, October 3, 2009	10,050,940	$13.75	4.5	$138

We grant stock options once a year.  The grant-date fair value of options granted in fiscal 2009, 2008 and 2007 was $1.29, $5.22 and $5.85, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method for grants awarded after October 1, 2005, and the Black-Scholes option-pricing model for grants awarded before October 1, 2005. The change to the binomial lattice method was made to better reflect the exercise behavior of top management. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions as of the grant date used in the fair value calculation of each year’s grants are outlined in the following table.

	2009	2008	2007
Expected life	5.3 years	5.8 years	5.4 years
Risk-free interest rate	2.3%	3.7%	4.6%
Expected volatility	34.6%	30.9%	33.7%
Expected dividend yield	3.3%	1.1%	1.0%

We recognized stock-based compensation expense related to stock options, net of income taxes, of $9 million, $12 million and $11 million, respectively, during fiscal years 2009, 2008 and 2007, with a $6 million, $7 million and $6 million related tax benefit. We had 2.4 million, 2.5 million and 1.9 million options vest in fiscal years 2009, 2008 and 2007, respectively, with a fair value of $15 million, $15 million and $9 million, respectively.

In fiscal years 2009, 2008 and 2007, we received cash of $1 million, $9 million and $59 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal years 2009, 2008 and 2007, was $0, $1 million and $12 million, respectively. The total intrinsic value of options exercised in fiscal years 2009, 2008 and 2007, was $0, $3 million and $31 million, respectively. Cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) are classified as financing cash flows. We realized $0, $0 and $9 million, respectively, in excess tax deductions during fiscal years 2009, 2008 and 2007, respectively. As of October 3, 2009, we had $29 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.7 years.

Restricted Stock
We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through 2013. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 27, 2008	4,765,724	$16.16
Granted	726,238	9.94
Dividends	78,192	9.78
Vested	(716,542)	16.64
Forfeited	(196,702)	13.79
Nonvested, October 3, 2009	4,656,910	$15.20	1.8	$57

As of October 3, 2009, we had $25 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 1.8 years.

We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $10 million, $11 million and $14 million for years 2009, 2008 and 2007, respectively. The related tax benefit for fiscal years 2009, 2008 and 2007 was $7 million, $6 million and $9 million, respectively. We had 0.7 million, 2.0 million and 3.4 million, respectively, restricted stock awards vest in fiscal years 2009, 2008 and 2007, with a grant date fair value of $11 million, $24 million and $37 million.

Performance-based Shares
In July 2003, our Compensation Committee began authorizing us to award performance-based shares of our Class A stock to certain senior executives. These awards are typically granted on the first business day of our fiscal year. The vesting of the performance-based shares is generally over three years and each award is subject to the attainment of goals determined by the Compensation Committee prior to the date of the award. We review progress toward the attainment of goals each quarter during the vesting period. However, the attainment of goals can be determined only at the end of the vesting period. If the shares vest, the ultimate cost will be equal to the Class A stock price on the date the shares vest multiplied by the number of shares awarded for all performance grants with other than market criteria. For grants with market performance criteria, the ultimate expense will be the fair value of the probable shares to vest regardless if the shares actually vest. Total expense recorded related to performance-based shares was not material for fiscal 2009, 2008 and 2007.

NOTE 15: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

At October 3, 2009, we had four noncontributory defined benefit pension plans consisting of three funded qualified plans and one unfunded non-qualified plan.  All three of our qualified plans are frozen and provide benefits based on a formula using years of service and a specified benefit rate. Effective January 1, 2004, we implemented a non-qualified defined benefit plan for certain contracted officers that uses a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our employees may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.

We have defined contribution retirement and incentive benefit programs for various groups of employees. We recognized expenses of $49 million, $48 million and $46 million in fiscal 2009, 2008 and 2007, respectively.

We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We generally recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods.

Other postretirement benefits include postretirement medical costs and life insurance.

Benefit obligations and funded status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at October 3, 2009, and September 27, 2008:

						in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2009	2008	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$90	$98	$32	$30	$47	$49
Service cost	-	-	4	3	-	1
Interest cost	6	6	2	2	3	3
Plan participants’ contributions	-	-	-	-	2	2
Actuarial (gain) loss	-	(6)	2	(2)	1	1
Benefits paid	(7)	(8)	(2)	(1)	(7)	(9)
Benefit obligation at end of year	89	90	38	32	46	47

Change in plan assets
Fair value of plan assets at beginning of year	79	97	-	-	-	-
Actual return on plan assets	(5)	(11)	-	-	-	-
Employer contributions	1	1	2	1	5	7
Plan participants’ contributions	-	-	-	-	2	1
Benefits paid	(7)	(8)	(2)	(1)	(7)	(8)
Fair value of plan assets at end of year	68	79	-	-	-	-

Funded status	$(21)	$(11)	$(38)	$(32)	$(46)	$(47)

Amounts recognized in the Consolidated Balance Sheets consist of:

						in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2009	2008	2009	2008	2009	2008
Accrued benefit liability	$(21)	$(11)	$(38)	$(32)	$(46)	$(47)
Accumulated other comprehensive (income)/loss:
Unrecognized actuarial loss	35	24	1	-	-	-
Unrecognized prior service (cost)/credit	-	-	4	4	(8)	(9)
Net amount recognized	$14	$13	$(33)	$(28)	$(54)	$(56)

The increase (decrease) in the pretax minimum liability related to our pension plans included in other comprehensive income (loss) was $12 million, $9 million and $(9) million in fiscal 2009, 2008 and 2007, respectively.

At October 3, 2009, and September 27, 2008, all pension plans had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation for all qualified pension plans was $89 million and $90 million at October 3, 2009, and September 27, 2008, respectively. Plans with accumulated benefit obligations in excess of plan assets are as follows:

			in millions
	Pension Benefits
	Qualified		Non-Qualified
	2009	2008	2009	2008
Projected benefit obligation	$89	$90	$38	$32
Accumulated benefit obligation	89	90	37	31
Fair value of plan assets	68	79	-	-

Net Periodic Benefit Cost
Components of net periodic benefit cost for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows:

								in millions
	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Service cost	$-	$-	$-	$4	$3	$6	$-	$1	$1
Interest cost	6	6	5	2	2	2	3	3	4
Expected return on plan assets	(7)	(7)	(7)	-	-	-	-	-	-
Amortization of prior service cost	-	-	-	1	1	1	-	(1)	(2)
Recognized actuarial loss, net	1	1	1	-	-	-	1	1	12
Curtailment and settlement gain	-	-	-	-	-	-	-	-	(27)
Net periodic benefit cost	$-	$-	$(1)	$7	$6	$9	$4	$4	$(12)

Assumptions
Weighted average assumptions are as follows:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Discount rate to determine net periodic benefit cost	6.36%	6.33%	5.93%	6.50%	6.25%	6.00%	6.50%	6.25%	6.00%
Discount rate to determine benefit obligations	6.00%	5.88%	5.39%	6.00%	6.50%	6.25%	5.71%	6.50%	6.25%
Rate of compensation increase	N/A	N/A	N/A	3.50%	3.50%	3.50%	N/A	N/A	N/A
Expected return on plan assets	8.00%	8.02%	7.89%	N/A	N/A	N/A	N/A	N/A	N/A

To determine the rate-of-return on assets assumption, we first examined historical rates of return for the various asset classes. We then determined a long-term projected rate-of-return based on expected returns over the next five to 10 years.

We have three postretirement health plans. Two of these consist of fixed, annual payments and account for $33 million of the postretirement medical obligation at October 3, 2009. A healthcare cost trend is not required to determine this obligation. The remaining plan accounts for $13 million of the postretirement medical obligation at October 3, 2009. The plan covers retirees who do not yet qualify for Medicare and uses a healthcare cost trend of 9% in the current year, grading down to 6% in fiscal 2012. A one-percentage point change in assumed healthcare cost trend rate would have an immaterial impact on the postretirement benefit obligation and total service and interest cost.

Plan Assets
The fair value of plan assets for domestic pension benefit plans was $54 million and $64 million as of October 3, 2009, and September 27, 2008, respectively. The following table sets forth the actual and target asset allocation for pension plan assets:

			Target Asset
	2009	2008	Allocation
Cash	0.2%	0.9%	1.0%
Fixed income securities	19.7	31.1	19.0
US Stock Funds	43.2	44.1	45.0
International Stock Funds	20.2	18.8	20.0
Real Estate	4.7	5.1	5.0
Alternatives	12.0	-	10.0
Total	100.0%	100.0%	100.0%

A foreign subsidiary pension plan had $14 million and $15 million in plan assets at October 3, 2009, and September 27, 2008, respectively. All of this plan’s assets are held in annuity contracts consistent with its target asset allocation.

The Plan Trustees have established a set of investment objectives related to the assets of the pension plans and regularly monitor the performance of the funds and portfolio managers.  Objectives for the pension assets are (1) to provide growth of capital and income, (2) to achieve a target weighted average annual rate of return competitive with other funds with similar investment objectives and (3) to diversify to reduce risk. The investment objectives and target asset allocation were adopted in January 2004 and amended in November 2008. Alternative investments may include, but not limited to, hedge funds, private equity funds and fixed income funds.

Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2010 are approximately $4 million. For fiscal 2009, 2008 and 2007, we funded $2 million, $2 million and $5 million, respectively, to defined benefit plans.

Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

			in millions
	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2010	$6	$2	$6
2011	9	2	5
2012	8	2	5
2013	7	2	5
2014	7	2	5
2015-2019	31	17	20

The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in 2010 or thereafter.

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes cash payments for interest and income taxes:

			in millions
	2009	2008	2007
Interest	$333	$211	$262
Income taxes, net of refunds	35	51	97

NOTE 17: TRANSACTIONS WITH RELATED PARTIES

We have operating leases for farms, equipment and other facilities with Don Tyson, a director of the Company, John Tyson, Chairman of the Company, certain members of their families and the Randal W. Tyson Testamentary Trust. Total payments of $3 million in fiscal 2009, $3 million in fiscal 2008, and $5 million in fiscal 2007, were paid to entities in which these parties had an ownership interest.

In 2008, a lawsuit captioned In re Tyson Foods, Inc. Consolidated Shareholder’s Litigation was settled.  Pursuant to the settlement, Don Tyson and the Tyson Limited Partnership paid us $4.5 million.

NOTE 18: INCOME TAXES

Detail of the provision for income taxes from continuing operations consists of the following:

			in millions
	2009	2008	2007
Federal	$12	$56	$129
State	(2)	8	16
Foreign	4	4	(3)
	$14	$68	$142
Current	$40	$33	$137
Deferred	(26)	35	5
	$14	$68	$142

The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2009	2008	2007
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, excluding unrecognized tax benefits	(0.1)	2.0	2.3
Extraterritorial income exclusion	-	-	(1.1)
Unrecognized tax benefits, net	(0.3)	4.4	(4.6)
Medicare Part D	-	(0.8)	3.2
Goodwill impairment	(37.2)	-	-
General business credits	2.3	(3.8)	(2.6)
Domestic production deduction	0.5	(2.2)	(1.0)
Fixed asset tax cost correction	-	-	4.2
Officers life insurance	(0.3)	3.8	(1.4)
Change in state valuation allowance	-	5.0	-
Change in foreign valuation allowance	(3.9)	-	-
Tax planning in foreign jurisdictions	1.8	-	-
Other	(0.5)	1.2	0.6
	(2.7)%	44.6%	34.6%

The fiscal 2009 goodwill impairment is non-deductible for income tax purposes and negatively impacted our effective income tax rate by 37.2%. During fiscal 2009, our tax expense was impacted by an increase in foreign valuation allowance which increased tax expense by $21 million, estimated general business credits which decreased tax expense by $12 million, and tax planning in foreign jurisdictions which decreased tax expense by $9 million.

During fiscal 2008, an increase in the state valuation allowance increased tax expense by $8 million, while non-deductible activity relating to company-owned life insurance increased tax expense by $6 million. The addition of unrecognized tax benefits in fiscal 2008 caused a net increase to income tax expense of $7 million. Additionally, estimated general business credits decreased fiscal 2008 tax expense by $6 million.

During fiscal 2007, we discovered a certain population of our tax cost and accumulated depreciation values were not accurately recorded, primarily related to a property, plant and equipment system conversion in 1999. This system conversion did not impact the recorded book value of the property, plant and equipment. As a result, the net tax basis of property, plant and equipment was overstated, which caused the deferred tax liability in our financial statements to be understated. In fiscal 2007, we increased our deferred tax liabilities $17 million and recognized additional tax expense of $17 million. Additionally, the fiscal 2007 effective tax rate was reduced by 4.6% due to the reduction of income tax reserves management deemed were no longer required. The net reduction to current income tax expense of approximately $20 million related to Internal Revenue Service examinations, appeals and United States Tax Court settlement activity, as well as state income tax examination settlements. Additional related adjustments resulted in a $28 million reduction of goodwill.

We recognize deferred income taxes for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The tax effects of major items recorded as deferred tax assets and liabilities are as follows:

				in millions
	2009		2008
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$-	$339	$-	$365
Suspended taxes from conversion to accrual method	-	91	-	96
Intangible assets	-	34	-	30
Inventory	19	76	13	89
Accrued expenses	151	-	167	-
Net operating loss and other carryforwards	103	-	124	-
Note hedge transactions	30	-	36	-
Insurance reserves	22	-	22	-
Prepaids	-	20	-	23
Other	114	54	58	48
	$439	$614	$420	$651
Valuation allowance	$(75)		$(49)
Net deferred tax liability		$250		$280

We record deferred tax amounts in Other Current Assets and in Deferred Income Taxes on the Consolidated Balance Sheets.

The deferred tax liability for suspended taxes from conversion to accrual method represents the 1987 change from the cash to accrual method of accounting and will be recognized by 2027.

At October 3, 2009, our gross federal tax net operating loss carryforward approximated $45 million. This carryforward expires in fiscal year 2024. Gross state tax net operating loss carryforwards approximated $803 million and expire in fiscal years 2010 through 2028. Gross foreign net operating loss carryforwards approximated $143 million, of which $87 million expire in fiscal years 2011 through 2019, and the remainder has no expiration.

We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $220 million and $219 million at October 3, 2009 and September 27, 2008, respectively. These earnings are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, we would be subject to federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The following table summarizes the activity related to our gross unrecognized tax benefits at October 3, 2009, and September 27, 2008.

		in millions
	2009	2008
Balance as of the beginning of the year	$220	$210
Increases related to current year tax positions	7	23
Increases related to prior year tax positions	60	36
Reductions related to prior year tax positions	(21)	(28)
Reductions related to settlements	(25)	(14)
Reductions related to expirations of statute of limitations	(8)	(7)
Balance as of the end of the year	$233	$220

The amount of unrecognized tax benefits, if recognized, that would affect our effective tax rate was $104 million and $73 million at October 3, 2009 and at September 27, 2008, respectively. We classify interest and penalties on unrecognized tax benefits as income tax expense. At October 3, 2009, and at September 27, 2008, before tax benefits, we had $71 million and $67 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

As of October 3, 2009, we are subject to income tax examinations for U.S. federal income taxes for fiscal years 1998 through 2008, excluding 2001 and 2002, and for foreign, state and local income taxes for fiscal years 2001 through 2008.  During fiscal 2010, tax audit resolutions could potentially reduce our unrecognized tax benefits by approximately $19 million, either because tax positions are sustained on audit or because we agree to their disallowance.

NOTE 19: EARNINGS (LOSS) PER SHARE

The earnings and weighted average common shares used in the computation of basic and diluted earnings (loss) per share are as follows:

	in millions, except per share data
	2009	2008	2007
Numerator:
Income (loss) from continuing operations	$(536)	$86	$268
Less Dividends:
Class A ($0.16/share)	50	46	45
Class B ($0.144/share)	10	10	11
Undistributed earnings (losses)	(596)	30	212
Class A undistributed earnings (losses)	(493)	25	170
Class B undistributed earnings (losses)	(103)	5	42
Total undistributed earnings (losses)	$(596)	$30	$212
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	302	281	273
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	75
Effect of dilutive securities:
Stock options and restricted stock	-	5	7
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	372	356	355

Earnings (Loss) Per Share from Continuing Operations:
Class A Basic	$(1.47)	$0.25	$0.79
Class B Basic	$(1.32)	$0.22	$0.70
Diluted	$(1.44)	$0.24	$0.75

Net income (loss):
Class A Basic	$(1.47)	$0.25	$0.79
Class B Basic	$(1.32)	$0.22	$0.70
Diluted	$(1.44)	$0.24	$0.75

Approximately 24 million, 10 million and 4 million, respectively, in fiscal years 2009, 2008 and 2007, of our stock-based compensation shares were antidilutive and were not included in the dilutive earnings per share calculation.

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

NOTE 20: SEGMENT REPORTING

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. We measure segment profit as operating income (loss).

Chicken: Chicken operations include breeding and raising chickens, as well as processing live chickens into fresh, frozen and value-added chicken products and logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets. It also includes sales from allied products and our chicken breeding stock subsidiary.

Beef: Beef operations include processing live fed cattle and fabricating dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. This segment also includes sales from allied products such as hides and variety meats, as well as logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets. Allied products are marketed to manufacturers of pharmaceuticals and technical products.

Pork: Pork operations include processing live market hogs and fabricating pork carcasses into primal and sub-primal cuts and case-ready products. This segment also includes our live swine group, related allied product processing activities and logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets. We sell allied products to pharmaceutical and technical products manufacturers, as well as a limited number of live swine to pork processors.

Prepared Foods: Prepared Foods operations include manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. Products include pepperoni, bacon, beef and pork pizza toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators and noncommercial foodservice establishments such as schools, hotel chains, healthcare facilities, the military and other food processors, as well as to international markets.

in millions
	Chicken	Beef	Pork	Prepared Foods	Other	Consolidated
Fiscal year ended October 3, 2009
Sales	$9,660	$10,782	$3,426	$2,836	$-	$26,704
Operating income (loss)	(157)	(346)	160	133	(5)	(215)
Other expense						311
Loss from continuing operations
before income taxes and minority interest						(526)
Depreciation	252	103	36	54	-	445
Total assets	4,927	2,277	840	905	1,646	l0,595
Additions to property, plant and equipment	174	39	18	58	79	368
Fiscal year ended September 27, 2008
Sales	$8,900	$11,664	$3,587	$2,711	$-	$26,862
Operating income (loss)	(118)	106	280	63	-	331
Other expense						177
Income from continuing operations
before income taxes and minority interest						154
Depreciation (a)	244	117	31	67	-	459
Total assets (b)	4,990	3,169	898	971	663	10,691
Additions to property, plant and equipment (c)	258	83	21	46	15	423
Fiscal year ended September 29, 2007
Sales	$8,210	$11,540	$3,314	$2,665	$-	$25,729
Operating income	325	51	145	92	-	613
Other expense						203
Income from continuing operations
before income taxes and minority interest						410
Depreciation (a)	260	120	31	61	-	472
Total assets (b)	4,467	3,207	814	961	614	10,063
Additions to property, plant and equipment (c)	164	33	10	25	47	279

a)	Excludes depreciation related to discontinued operation of $9 million and $10 million for fiscal years 2008 and 2007, respectively.
b)	Excludes assets held for sale related to discontinued operation of $159 million and $164 million for fiscal years 2008 and 2007, respectively.
c)	Excludes additions to property, plant and equipment related to discontinued operation of $2 million and $6 million for fiscal years 2008 and 2007, respectively.

We allocate expenses related to corporate activities to the segments, while the related assets and additions to property, plant and equipment remain in Other.

The Pork segment had sales of $449 million, $517 million and $515 million for fiscal years 2009, 2008 and 2007, respectively, from transactions with other operating segments. The Beef segment had sales of $155 million, $142 million and $111 million for fiscal years 2009, 2008 and 2007, respectively, from transactions with other operating segments. These sales from intersegment transactions, which are sold at market prices, were excluded from the segment sales in the above table.

Our largest customer, Wal-Mart Stores, Inc., accounted for 13.8%, 13.3% and 13.4% of consolidated sales in fiscal years 2009, 2008 and 2007, respectively. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.

The majority of our operations are domiciled in the United States. Approximately 97%, 98% and 98% of sales to external customers for fiscal 2009, 2008 and 2007, respectively, were sourced from the United States. Approximately $3.2 billion, $3.4 billion and $3.5 billion, respectively, of property, plant and equipment were located in the United States at October 3, 2009, September 27, 2008, and September 29, 2007. Approximately $329 million, $139 million and $125 million of property, plant and equipment were located in foreign countries, primarily Brazil, China and Mexico, at fiscal years ended 2009, 2008 and 2007, respectively.

We sell certain products in foreign markets, primarily Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea, Taiwan and Vietnam. Our export sales totaled $2.7 billion, $3.2 billion and $2.5 billion for fiscal 2009, 2008 and 2007, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Foreign sales, which are sales of products produced in a country other than the United States, were less than 10% of consolidated sales for each of fiscal 2009, 2008 and 2007. Approximately 3%, 22% and 10% of income (loss) from continuing operations before income taxes and minority interest for fiscal 2009, 2008 and 2007, respectively, was from foreign operations.

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

		in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Sales	$6,521	$6,307	$6,662	$7,214
Gross profit	18	253	470	462
Operating income (loss)	(198)	29	276	(322)
Income (loss) from continuing operations	(118)	(90)	127	(455)
Income (loss) from discontinued operation	6	(14)	7	-
Net income (loss)	(112)	(104)	134	(455)

Earnings (loss) from continuing operations:
Class A Basic	$(0.32)	$(0.25)	$0.35	$(1.25)
Class B Basic	$(0.29)	$(0.22)	$0.31	$(1.12)
Diluted	$(0.32)	$(0.24)	$0.33	$(1.22)

Earnings (loss) from discontinued operation:
Class A Basic	$0.02	$(0.04)	$0.02	$0.00
Class B Basic	$0.02	$(0.04)	$0.02	$0.00
Diluted	$0.02	$(0.04)	$0.02	$0.00

Net income (loss):
Class A Basic	$(0.30)	$(0.29)	$0.37	$(1.25)
Class B Basic	$(0.27)	$(0.26)	$0.33	$(1.12)
Diluted	$(0.30)	$(0.28)	$0.35	$(1.22)
2008
Sales	$6,476	$6,336	$6,849	$7,201
Gross profit	315	315	259	357
Operating income	94	54	45	138
Income (loss) from continuing operations	41	3	(3)	45
Income (loss) from discontinued operation	(7)	(8)	12	3
Net income (loss)	34	(5)	9	48

Earnings (loss) from continuing operations:
Class A Basic	$0.12	$0.01	$(0.01)	$0.13
Class B Basic	$0.11	$0.01	$(0.01)	$0.11
Diluted	$0.12	$0.01	$(0.01)	$0.12

Earnings (loss) from discontinued operation:
Class A Basic	$(0.02)	$(0.03)	$0.04	$0.01
Class B Basic	$(0.02)	$(0.02)	$0.03	$0.01
Diluted	$(0.02)	$(0.03)	$0.04	$0.01

Net income (loss):
Class A Basic	$0.10	$(0.02)	$0.03	$0.14
Class B Basic	$0.09	$(0.01)	$0.02	$0.12
Diluted	$0.10	$(0.02)	$0.03	$0.13

The fourth quarter of fiscal 2009 was a 14-week period, while the remaining quarters in the above table were 13-week periods.

Second quarter fiscal 2009 operating income included a $15 million charge related to the closing of a prepared foods processed meats plant. Fourth quarter fiscal 2009 operating loss included a $560 million non-cash charge related to the partial impairment of the Beef segment’s goodwill.

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

NOTE 22: CAPITAL STRUCTURE

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

NOTE 23: CONTINGENCIES

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

In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including us, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of our processing facilities. On May 9, 2002, the DOL filed a civil complaint styled Elaine L. Chao (now Hilda L. Solis), Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. against us in the U.S. District Court for the Northern District of Alabama. The plaintiffs allege in the complaint that we violated the overtime provisions of the federal Fair Labor Standards Act ("FLSA") at our chicken-processing facility in Blountsville, Alabama. Through discovery and trial, the Secretary of Labor sought to require us to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor sought back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint and an injunction against future violations at that facility and all other chicken processing facilities we operate. The District Court granted the Company’s motion for partial summary judgment in part, ruling that the second meal period is appropriately characterized as non-compensable, and reserved the remaining issues for trial. A jury trial began on February 2, 2009, and concluded with a mistrial on April 13, 2009, when the jury failed to reach a unanimous verdict.  A second jury trial was held, beginning on August 25, 2009.  The jury reached a verdict on November 4, 2009, and it determined that Blountsville team members performed work for which they were not compensated and awarded $250,000 in damages for a nine-year period.  The jury also determined that the Company’s recordkeeping for hours of work did not violate the FLSA.  The court has ordered the parties to mediation within the next sixty (60) days, and it has also set a February 15, 2010 trial date for the injunctive phase of trial.

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

In addition to DeAsencio, several additional private lawsuits were filed against us since the beginning of fiscal 2007 which allege we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the FLSA.  These lawsuits are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N. Dist. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S. Dist. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E. Dist. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W. Dist. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, March 5, 2007); and Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, May 23, 2007). Similar to DeAsencio, each of these matters involves allegations employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation. The motion for transfer was granted on August 17, 2007. The cases listed above and five other cases subsequently filed involving the same allegations, Armstrong, et al. v. Tyson Foods, Inc. (W. Dist. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E. Dist. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E. Dist. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W. Dist. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W. Dist. North Carolina, February 6, 2008), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (“MDL Proceedings”). On January 2, 2008, the Judge in the MDL Proceedings issued a Joint Scheduling and Case Management Order. The Order granted Conditional Class Certification and called for notice to be given to potential putative class members via a third party administrator. The potential class members had until April 18, 2008, to “opt–in” to the class. Approximately 13,800 employees and former employees filed their consents to “opt-in” to the class. On October 15, 2008, the Judge in the MDL Proceedings denied the plaintiffs’ motion for equitable tolling, which, if granted, would have extended the time period in which the plaintiffs could have sought damages. However, in addition to the consents already obtained, the Court allowed plaintiffs to obtain corrected and reaffirmed opt-in consents that were previously filed in the matter of M.H. Fox, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, June 22, 1999). The deadline for filing these consents was December 31, 2008, and according to the third party administrator, approximately 4,000 reaffirmed consents were filed, some or all of which may be in addition to the approximately 13,800 consents filed previously. The parties have completed discovery at eight of our facilities and our corporate headquarters in Springdale, Arkansas. Discovery may be conducted at additional facilities in the future. We have filed class decertification motions for the eight facilities involved in discovery. We have also filed Motions for Partial Summary Judgment for these eight facilities, and the parties have completed briefing.  The parties have requested oral arguments to further present their respective positions on these issues.  If oral argument is granted, we anticipate that it will occur in December 2009.

We have pending eleven separate wage and hour actions involving TFM’s plants located in Lexington, Nebraska (Lopez, et al. v. Tyson Foods, Inc., District of Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., District of Kansas, May 15, 2006), Storm Lake, Iowa (Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Robinson, et al. v. Tyson Foods, Inc., d/b/a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007) , Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., District of Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., District of Nebraska, February 29, 2008), Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Council Bluffs, Iowa (Maxwell (f/k/a Salazar), et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, April 29, 2008; Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008); and Goodlettsville, Tennessee (Abadeer v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc., M.D. Tennessee, February 6, 2009). The actions allege we failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the FLSA and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and six other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts a number of state and federal causes of action including, but not limited to, counts under Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and state-law public nuisance theories. The amended complaint asserts that defendants and certain contract growers who are not named in the amended complaint polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed (“IRW”) through the land application of poultry litter. Oklahoma asserts that this alleged pollution has also caused extensive injury to the environment (including soils and sediments) of the IRW and that the defendants have been unjustly enriched. Oklahoma's claims cover the entire IRW, which encompasses more than one million acres of land and the natural resources (including lakes and waterways) contained therein. Oklahoma seeks wide-ranging relief, including injunctive relief, compensatory damages in excess of $800 million, an unspecified amount in punitive damages and attorneys' fees. We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the amended complaint. The district court has stayed proceedings on the third party complaint pending resolution of Oklahoma's claims against the defendants. On October 31, 2008, the defendants filed a motion to dismiss for failure to join the Cherokee Nation as a required party or, in the alternative, for judgment as a matter of law based on the plaintiffs' lack of standing. This motion was granted in part and denied in part on July 22, 2009. In its ruling, the district court dismissed Oklahoma's claims for monetary damages but denied the motion with respect to the claims for injunctive relief. On September 2, 2009, the Cherokee Nation filed a motion to intervene in the lawsuit.  Their motion to intervene was denied on September 15, 2009 and the Cherokee Nation filed a notice of appeal of that ruling on September 17, 2009.  A non-jury trial of the case began on September 24, 2009 and is ongoing.

In 2008, the following thirteen (13) separate lawsuits were filed, with the various plaintiffs alleging that Tyson falsely advertised chicken products as “raised without antibiotics” in violation of various state consumer protection statutes: (Cutsail v. Tyson, 08CV01643 (D. Md.); Cohen v. Tyson, 4:08CV0366 (E.D. Ark.); Wright v. Tyson, 08CV3022 (D. N.J.); Wilson v. Tyson, 4:08CV0587 (E.D. Ark.); Gupton v. Tyson, 4:08CV0588 (E.D. Ark.); Kranish v. Tyson, 08CV01619 (D. Md.); Latimer v. Tyson, 4:08CV004051 (W.D. Ark.); Zukowosky v. Tyson, 4:08CV0584 (E,D, Ark.); Brickerd v. Tyson, 08CV1796 (D. Md.); Court v. Tyson, 08CV03592 (W.D. Wash.); Epstein v. Tyson, 08CV2800 (N.D. Cal.); Johnson v. Tyson, 08CV291 (D. Idaho); and Mize v. Tyson, 08CV4051 (W.D. Ark.)) Plaintiffs in each of these cases seek to pursue claims on behalf of themselves and proposed classes of other similarly situated consumers. Plaintiffs in each of these cases seek compensatory and punitive damages in an unspecified amount in excess of $5,000,000. Plaintiffs in two of these cases, Cutsail v. Tyson and Cohen v. Tyson, petitioned the Judicial Panel on Multidistrict Litigation to transfer all of these actions to a single court for consolidated or coordinated pretrial proceedings pursuant to 28 U.S.C. 1407. On October 17, 2008, the Judicial Panel granted the multidistrict litigation petitions and transferred the pending cases to the District of Maryland. A trial date has not been set. On December 29, 2008, Plaintiff Gupton filed a voluntary dismissal of all her claims. On December 30, 2008, Plaintiffs Latimer and Mize filed voluntary dismissals of their claims. These three cases were subsequently dismissed.  Discovery is ongoing in the case.

In September 2009, the National Water Commission (“CONAGUA”), an agency of the Mexican government's Ministry of the Environment and Natural Resources, sent an observation letter to our Mexican subsidiary, Tyson de Mexico (“TdM”), with respect to TdM's water usage at certain water wells that are part of its poultry production operations.  This letter was in response to TdM's previous submission to CONAGUA of requested information relating to water usage from these wells from 2004 to 2007.  In the observation letter, which contains an initial finding of facts, CONAGUA alleges that TdM may have failed to (i) report accurate water volume usage, (ii) install measuring equipment, (iii) provide evidence of water use exemptions, (iv) pay for applicable usage, and (v) properly measure water volume, all as required under water deeds held by TdM.  On October 15, 2009, TdM responded to CONAGUA, denying the allegations as presented.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
   of Tyson Foods, Inc.

We have audited the accompanying consolidated balance sheets of Tyson Foods, Inc. as of October 3, 2009 and September 27, 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 3, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyson Foods, Inc. at October 3, 2009 and September 27, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 3, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As reflected in the Consolidated Statements of Shareholders’ Equity, the Company adopted Statement of Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (codified in FASB ASC Topic 740, Income Taxes) in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tyson Foods, Inc.’s internal control over financial reporting as of October 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas
November 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Tyson Foods, Inc.

We have audited Tyson Foods, Inc.’s internal control over financial reporting as of October 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyson Foods, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management under the caption “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Tyson Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tyson Foods, Inc. as of October 3, 2009 and September 27, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 3, 2009, and our report dated November 23, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rogers, Arkansas
November 23, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including Leland E. Tollett, the former Interim Chief Executive Officer, and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including Mr. Smith, our new Chief Executive Officer and our CFO, has concluded that, as of October 3, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the 1934 Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting
In the quarter ended October 3, 2009, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 3, 2009. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, Management concluded the Company’s internal control over financial reporting was effective as of October 3, 2009.

The Company's independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Form 10-K and has issued an attestation report on the Company's internal control over financial reporting. The attestation report on the Company’s internal control over financial reporting appears in Part II, Item 8.

ITEM 9B. OTHER INFORMATION
On November 19, 2009, we announced the appointment of Donnie Smith as President and Chief Executive Officer. In connection with Mr. Smith’s appointment, Leland E. Tollett stepped down as our Interim President and Chief Executive Officer and will continue to provide consulting services.

Mr. Smith, age 50, was previously Senior Group Vice President, Poultry and Prepared Foods since January 2009, after serving as Group Vice President of Consumer Products since January 2008, Group Vice President of Logistics and Operations Services since April 2007, Senior Vice President Information Systems, Purchasing and Distribution since May 2006, Senior Vice President and Chief Information Officer since November 2005, and Senior Vice President, Supply Chain Management since October 2001.  Mr. Smith has been employed by the Company since 1980.

Also on November 19, 2009, we announced the appointment of James V. Lochner as Chief Operating Officer. Mr. Lochner, age 57, was previously Senior Group Vice President, Fresh Meats and Margin Optimization since May 2006, after serving as Senior Group Vice President, Margin Optimization, Purchasing and Logistics since October 2005, Group Vice President, Purchasing, Travel, and Aviation since November 2004 and Group Vice President, Fresh Meats since 2001. Mr. Lochner was initially employed by IBP in 1983.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 5, 2010 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of the instructions to Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Executive Officers of the Company” in Part I of this Report.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of October 3, 2009:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in column (a))
Equity compensation plans approved by security holders	18,408,058	$12.78	39,498,102
Equity compensation plans not approved by security holders	-	-	-
Total	18,408,058	$12.78	39,498,102

This table does not include 185,786 options, with a weighted-average exercise price of $7.96, which were assumed in connection with the acquisition of IBP, inc. in 2001.

a)	Outstanding options granted by the Company
b)	Weighted average price of outstanding options
c)	Shares available for future issuance as of October 3, 2009, under the Stock Incentive Plan (22,320,132), the Employee Stock Purchase Plan (9,386,382) and the Retirement Savings Plan (7,791,588)

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

Consolidated Statements of Income
for the three years ended October 3, 2009
Consolidated Balance Sheets at
October 3, 2009, and September 27, 2008
Consolidated Statements of Shareholders’ Equity
for the three years ended October 3, 2009
Consolidated Statements of Cash Flows
for the three years ended October 3, 2009
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

Financial Statement Schedule - Schedule II Valuation and Qualifying
Accounts for the three years ended October 3, 2009

All other schedules are omitted because they are neither applicable nor required.

The exhibits filed with this report are listed in the Exhibit Index at the end of Item 15.

EXHIBIT INDEX
Exhibit No.

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

4.1
Indenture dated June 1, 1995 between the Company and The Chase Manhattan Bank, N.A., as Trustee (the “Company Indenture”) (previously filed as Exhibit 4 to Registration Statement on Form S-3, filed with the Commission on December 18, 1997, Registration No. 333-42525, and incorporated herein by reference).

4.2
Form of 7.0% Note due January 15, 2028 issued under the Company Indenture (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended December 27, 1997, Commission File No. 001-14704, and incorporated herein by reference).

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

4.6
Supplemental Indenture among the Company, Tyson Fresh Meats, Inc. and JPMorgan Chase Bank, National Association, dated as of September 18, 2006, supplementing the Company Indenture (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 19, 2006, Commission File No. 001-14704, and incorporated herein by reference).

4.7
Supplemental Indenture dated as of September 15, 2008, between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee (including the form of 3.25% Convertible Senior Notes due 2013), supplementing the Company Indenture (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

4.8
Indenture, dated January 26, 1996, between IBP, inc. (“IBP”) and The Bank of New York (the “IBP Indenture”) (previously filed as Exhibit 4 to IBP's Registration Statement on Form S-3, filed with the Commission on November 20, 1995, Commission File No. 33-64459, and incorporated herein by reference).

4.9
Form of Senior Note issued under the IBP Indenture for the issuance of (a) 7.125% Senior Notes due February 1, 2026, and (b) 7.95% Senior Notes due February 1, 2010 (previously filed as Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.10
First Supplemental Indenture, dated as of September 28, 2001, among the Company, Lasso Acquisition Corporation and The Bank of New York, supplementing the IBP Indenture (previously filed as Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.11
Indenture, dated March 9, 2009, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 10, 2009, Commission File No. 001-14704, and incorporated herein by reference).

4.12
Form of 10.50% Senior Note due 2014 (previously filed as Exhibit 4.2 and included in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 10, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.1
Credit Agreement, dated March 9, 2009, among the Company, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital, Wachovia Capital Markets, LLC and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Joint Bookrunners and Joint Lead Arrangers, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents and Wachovia Bank, National Association and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Co Documentation Agents and certain other lenders party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.2
Convertible note hedge transaction confirmation, dated as of September 9, 2008, by and between JPMorgan Chase Bank, National Association and the Company (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.3
Warrant transaction confirmation, dated as of September 9, 2008, by and between JPMorgan Chase Bank, National Association and the Company (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.4
Letter Agreement, dated as of September 9, 2008, by and between JPMorgan Chase Bank, National Association and the Company (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.5
Convertible note hedge transaction confirmation, dated as of September 9, 2008, by and between Merrill Lynch Financial Markets, Inc. and the Company (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.6
Warrant transaction confirmation, dated as of September 9, 2008, by and between Merrill Lynch Financial Markets, Inc. and the Company (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.7
Letter Agreement, dated as September 9, 2008, by and between Merrill Lynch Financial Markets, Inc. and the Company (previously filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.8
Agreement, dated January 16, 2009, between Richard L. Bond and the Company (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.9
Second Amended and Restated Employment Agreement, dated as of December 19, 2006, by and between Richard L. Bond and the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006, Commission File No. 001-14704, and incorporated herein by reference).

10.10
Restricted Stock Unit Agreement, dated as of September 28, 2007, between the Company and Richard L. Bond (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.11
Executive Employment Agreement, dated June 5, 2009, between the Company and Leland E. Tollett (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed June 5, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.12
Senior Executive Employment Agreement dated November 20, 1998 between the Company and Leland E. Tollett (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10K for the fiscal year ended October 3, 1998, Commission File No. 001-14704, and incorporated herein by reference).

10.13
Amendment to Senior Executive Employment Agreement dated February 4, 2005, by and between the Company and Leland E. Tollett (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.14	Employment Agreement between the Company and Craig J. Hart, dated October 5, 2009.

10.15
Senior Advisor Agreement, dated July 30, 2004, by and between Don Tyson and the Company (previously filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.16
Executive Employment Agreement between the Company and James V. Lochner, dated October 7, 2005 (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 12, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.17
Employment Agreement between the Company and Donald J. Smith, dated August 10, 2009 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 14, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.18
Executive Employment Agreement between the Company and David L. Van Bebber, dated May 21, 2008 (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.19
Executive Employment Agreement between the Company and Dennis Leatherby, dated June 6, 2008 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 11, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.20
Executive Employment Agreement between the Company and Richard A. Greubel, Jr, dated May 3, 2007 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.21
Executive Employment Agreement between the Company and Jeffrey D. Webster, dated December 1, 2008 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.22	Employment Agreement between the Company and Kenneth J. Kimbro, dated October 5, 2009.

10.23
Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.24
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

10.26
Form of IBP's Indemnification Agreement with officers and directors (previously filed as Exhibit 10.8 to IBP's Registration Statement on Form S-1, dated August 19, 1987, File No. 1-6085 and incorporated hereby by reference).

10.27
Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005 (previously filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.28
Tyson Foods, Inc. Restricted Stock Bonus Plan, effective August 21, 1989, as amended and restated on April 15, 1994; and Amendment to Restricted Stock Bonus Plan effective November 18, 1994 (previously filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.29
Amended and Restated Tyson Foods, Inc. Employee Stock Purchase Plan, effective as of October 1, 2008 (previously filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.30	First Amendment to the Tyson Foods, Inc. Employee Stock Purchase Plans effective December 27, 2009.

10.31
Restated Executive Savings Plan of Tyson Foods, Inc. effective January 1, 2009 (previously filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.32	First Amendment to Executive Savings Plan of Tyson Foods, Inc. effective January 1, 2009.

10.33
Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 19, 2004, First Amendment to the Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective February 2, 2007, and Second Amendment to the Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective August 13, 2007 (previously filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.34	Third Amendment to the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2009.

10.35	IBP 1996 Stock Option Plan (previously filed as Exhibit 10.5.7 to IBP's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).

10.36
Amended and Restated Retirement Income Plan of IBP, inc. effective August 1, 2000, and Amendment to Freeze the Retirement Income Plan of IBP, inc. effective December 31, 2002 (previously filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.37
Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective March 1, 2007, First Amendment to the Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective September 24, 2007, and Second Amendment to the Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective January 1, 2008 (previously filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.38
Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2008 (previously filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.39	First Amendment to the Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2008.

10.40
Form of Restricted Stock Agreement pursuant to which restricted stock awards were granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan prior to July 31, 2009 (previously filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.41	Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective July 31, 2009.

10.42
Form of Stock Option Grant Agreement pursuant to which stock option awards were granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan prior to July 31, 2009 (previously filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.43	Forms of Stock Option Grant Agreements pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective July 31, 2009.

10.44	Form of Performance Stock Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective September 29, 2009.

12.1	Calculation of Ratio of Earnings to Fixed Charges

14.1
Code of Conduct of the Company (previously filed as Exhibit 14.1 to the Company's Current Report on Form 8-K filed January 18, 2007, Commission File No. 001-14704, and incorporated herein by reference).

16.1
Letter of Ernst & Young LLP dated June 12, 2009 (previously filed as Exhibit 16.1 to the Company's Current Report on Form 8-K filed June 12, 2009, Commission File No. 001-14704, and incorporated herein by reference).

21	Subsidiaries of the Company

23	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Dennis Leatherby	November 23, 2009
Dennis Leatherby
Executive Vice President and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Lloyd V. Hackley	Director	November 23, 2009
Lloyd V. Hackley

/s/ Craig J. Hart	Senior Vice President, Controller and	November 23, 2009
Craig J. Hart	Chief Accounting Officer

/s/ Jim Kever	Director	November 23, 2009
Jim Kever

/s/ Kevin M. McNamara	Director	November 23, 2009
Kevin M. McNamara

/s/ Dennis Leatherby	Executive Vice President and Chief Financial Officer	November 23, 2009
Dennis Leatherby

/s/ Brad T. Sauer	Director	November 23, 2009
Brad T. Sauer

/s/ Donnie Smith	President and Chief Executive Officer	November 23, 2009
Donnie Smith

/s/ Jo Ann R. Smith	Director	November 23, 2009
Jo Ann R. Smith

/s/ Robert C. Thurber	Director	November 23, 2009
Robert C. Thurber

/s/ Barbara A. Tyson	Director	November 23, 2009
Barbara A. Tyson

/s/ Don Tyson	Director	November 23, 2009
Don Tyson

/s/ John Tyson	Chairman of the Board of Directors	November 23, 2009
John Tyson

/s/ Albert C. Zapanta	Director	November 23, 2009
Albert C. Zapanta

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended October 3, 2009

					in millions
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
2009	$12	$22	$-	$(1)	$33
2008	8	5	-	(1)	12
2007	8	1	-	(1)	8
Inventory Lower of Cost or Market Allowance:
2009	$13	$57	$-	$(48)	$22
2008	4	29	-	(20)	13
2007	1	12	-	(9)	4