Form 10-Q
period 2010-01-02
TYSON FOODS INC
filed 2010-02-05
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes [X]      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes [ ]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 2, 2010.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	306,572,365
Class B Common Stock, $0.10 Par Value (Class B stock)	70,021,155

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	January 2, 2010	December 27, 2008

Sales	$6,635	$6,521
Cost of Sales	6,106	6,503
	529	18

Selling, General and Administrative	215	216
Operating Income (Loss)	314	(198)
Other (Income) Expense:
Interest income	(3)	(4)
Interest expense	80	67
Other, net	1	18
	78	81
Income (Loss) from Continuing Operations before Income Taxes	236	(279)
Income Tax Expense (Benefit)	77	(169)
Income (Loss) from Continuing Operations	159	(110)
Income from Discontinued Operation, net of tax	-	6
Net Income (Loss)	159	(104)
Less: Net Loss Attributable to Noncontrolling Interest	(1)	(2)
Net Income (Loss) Attributable to Tyson	$160	$(102)

Weighted Average Shares Outstanding:
Class A Basic	303	303
Class B Basic	70	70
Diluted	377	373
Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.44	$(0.29)
Class B Basic	$0.39	$(0.27)
Diluted	$0.42	$(0.29)
Earnings Per Share from Discontinued Operation Attributable to Tyson:
Class A Basic	$-	$0.02
Class B Basic	$-	$0.02
Diluted	$-	$0.02
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$0.44	$(0.27)
Class B Basic	$0.39	$(0.25)
Diluted	$0.42	$(0.27)
Cash Dividends Per Share:
Class A	$0.040	$0.040
Class B	$0.036	$0.036

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	January 2, 2010	October 3, 2009
Assets
Current Assets:
Cash and cash equivalents	$1,364	$1,004
Restricted cash	140	140
Accounts receivable, net	1,052	1,100
Inventories, net	1,942	2,009
Other current assets	128	122
Total Current Assets	4,626	4,375
Restricted Cash	22	43
Net Property, Plant and Equipment	3,589	3,576
Goodwill	1,918	1,917
Intangible Assets	181	187
Other Assets	515	497
Total Assets	$10,851	$10,595

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$227	$219
Trade accounts payable	1,001	1,013
Other current liabilities	967	761
Total Current Liabilities	2,195	1,993
Long-Term Debt	3,189	3,258
Deferred Income Taxes	308	309
Other Liabilities	520	539
Redeemable Noncontrolling Interest	66	65
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,225	2,236
Retained earnings	2,542	2,399
Accumulated other comprehensive loss	(26)	(34)
	4,780	4,640
Less treasury stock, at cost – 16 million shares	237	242
Total Tyson Shareholders’ Equity	4,543	4,398
Noncontrolling Interest	30	33
Total Shareholders’ Equity	4,573	4,431
Total Liabilities and Shareholders’ Equity	$10,851	$10,595

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	January 2, 2010	December 27, 2008
Cash Flows From Operating Activities:
Net income (loss)	$159	$(104)
Depreciation and amortization	123	122
Deferred income taxes	3	(59)
Other, net	5	40
Net changes in working capital	258	144
Cash Provided by Operating Activities	548	143

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(113)	(84)
Change in restricted cash to be used for investing activities	21	(85)
Proceeds from sale of marketable securities	9	19
Purchases of marketable securities	(10)	(4)
Acquisitions, net of cash acquired	-	(52)
Other, net	(3)	5
Cash Used for Investing Activities	(96)	(201)

Cash Flows From Financing Activities:
Payments on debt	(76)	(41)
Proceeds from borrowings of debt	9	99
Purchases of treasury shares	(17)	(1)
Dividends	(15)	(15)
Change in negative book cash balances	(1)	(73)
Other, net	3	-
Cash Used for Financing Activities	(97)	(31)

Effect of Exchange Rate Change on Cash	5	5

Increase (Decrease) in Cash and Cash Equivalents	360	(84)
Cash and Cash Equivalents at Beginning of Year	1,004	250
Cash and Cash Equivalents at End of Period	$1,364	$166

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended October 3, 2009. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of January 2, 2010, and the results of operations and cash flows for the three months ended January 2, 2010, and December 27, 2008. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.

Subsequent events have been evaluated through the time of filing on February 5, 2010, which represents the date the consolidated condensed financial statements were issued.

CONSOLIDATION
The consolidated condensed financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries for which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity. We consolidate Dynamic Fuels since we are the primary beneficiary.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued guidance for using fair value to measure assets and liabilities. This guidance also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. This guidance applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. At the beginning of fiscal 2009, we partially adopted this standard, as allowed, which delayed the effective date for nonfinancial assets and liabilities. As of the beginning of fiscal 2009, we applied these provisions to our financial instruments and the impact was not material. We were required to apply fair value measurements to our nonfinancial assets and liabilities at the beginning of fiscal 2010. The adoption did not have a significant impact on our consolidated condensed financial statements.

In December 2007, the FASB issued guidance establishing principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; therefore, we adopted this guidance at the beginning of fiscal 2010. The initial adoption did not have a significant impact on our consolidated condensed financial statements.

In December 2007, the FASB issued guidance to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and may be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. This guidance also requires consolidated net income be reported at amounts that include the net income attributable to both Tyson (the parent) and the noncontrolling interest. We adopted the presentation and disclosure requirements retrospectively at the beginning of fiscal 2010. Accordingly, “attributable to Tyson” refers to operating results exclusive of any noncontrolling interest. In conjunction with this adoption, we also adopted guidance applicable for all noncontrolling interests in which we are or may be required to repurchase an interest in a consolidated subsidiary from the noncontrolling interest holder under a put option or other contractual redemption requirement. Because we have certain redeemable noncontrolling interests, noncontrolling interests are presented in both the equity section and the mezzanine section of the balance sheet between liabilities and equity.

In May 2008, the FASB issued guidance which specifies issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. We adopted this guidance in the first quarter of fiscal 2010 and applied it retrospectively to all periods presented. Upon retrospective adoption, our effective interest rate on our 3.25% Convertible Senior Notes due 2013 was determined to be 8.26%, which resulted in the recognition of a $92 million discount to these notes with the offsetting after tax amount of $56 million recorded to capital in excess of par value. This discount will be accreted over the five-year term of the convertible notes at the effective interest rate. The impact to our previously reported fiscal 2008 interest expense was not significant, while the impact increased fiscal 2009 non-cash interest expense by $17 million.

The following table presents the effects of the retrospective application of new accounting guidance on our consolidated condensed financial statements (in millions, except per share data):

		Adjustments:	Adjustments:
	Previously	Convertible	Noncontrolling	As
	Reported	Debt	Interest	Adjusted
October 3, 2009 Balance Sheet:
Long-Term Debt	$3,333	$(75)	$-	$3,258
Deferred Income Taxes	280	29	-	309
Minority Interest	98	-	(98)	n/a
Redeemable Noncontrolling Interest	n/a	-	65	65
Capital in Excess of Par Value	2,180	56	-	2,236
Retained Earnings	2,409	(10)	-	2,399
Total Tyson Shareholders’ Equity	4,352	46	-	4,398
Noncontrolling Interest	n/a	-	33	33
Total Shareholders’ Equity	4,352	46	33	4,431

First Quarter 2009 Income Statement – Three Months:
Interest Expense	$63	$4	$-	$67
Income (Loss) from Continuing Operations before Income Taxes	(275)	(4)	-	(279)
Income Tax Expense (Benefit)	(155)	(14)	-	(169)
Income (Loss) from Continuing Operations	(120)	10	-	(110)
Minority Interest	2	-	(2)	n/a
Net Income (Loss)	(112)	10	(2)	(104)
Less: Net Loss Attributable to Noncontrolling Interest	n/a	-	(2)	(2)
Net Income (Loss) Attributable to Tyson	n/a	-	-	(102)

Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$(0.32)	$0.03	$-	$(0.29)
Class B Basic	$(0.29)	$0.02	$-	$(0.27)
Diluted	$(0.32)	$0.03	$-	$(0.29)
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$(0.30)	$0.03	$-	$(0.27)
Class B Basic	$(0.27)	$0.02	$-	$(0.25)
Diluted	$(0.30)	$0.03	$-	$(0.27)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2008, the FASB issued guidance requiring additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009, with early adoption permitted. We will adopt the disclosure requirements beginning with our fiscal 2010 annual report.

In June 2009, the FASB issued guidance removing the concept of a qualifying special-purpose entity (QSPE). This guidance also clarifies the requirements for isolation and limitations on portions of financial assets eligible for sale accounting. This guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt this guidance in fiscal year 2011. We are in the process of evaluating the potential impacts of such adoption.

In June 2009 and December 2009, the FASB issued guidance requiring an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing assessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt this guidance in fiscal year 2011. We are in the process of evaluating the potential impacts of such adoption.

NOTE 2:  ACQUISITIONS

In August 2009, we completed the establishment of related joint ventures in China referred to as Shandong Tyson Xinchang Foods. The aggregate purchase price for our 60% equity interest was $21 million, which excluded $93 million of additional cash transferred to the joint venture for future capital needs. The preliminary purchase price included $29 million allocated to Intangible Assets and $19 million allocated to Goodwill, as well as the assumption of $76 million of Current and Long-Term Debt.

NOTE 3:  DISCONTINUED OPERATION

In June 2008, we executed a letter of intent with XL Foods Inc. (XL Foods) to sell the beef processing, cattle feed yard and fertilizer assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside), which were part of our Beef segment. On March 13, 2009, we completed the sale and sold these assets and related inventories for total consideration of $145 million, based on exchange rates then in effect. This included (a) cash received at closing of $43 million, (b) $78 million of collateralized notes receivable from either XL Foods or an affiliated entity to be collected throughout the two years following closing, and (c) $24 million of XL Foods Preferred Stock to be redeemed over five years.

The following is a summary of Lakeside’s operating results (in millions):

	Three Months Ended
	January 2, 2010	December 27, 2008
Sales	$-	$251

Pretax income from discontinued operation	$-	$10
Income tax expense	-	4
Income from discontinued operation	$-	$6

NOTE 4:  DERIVATIVE FINANCIAL INSTRUMENTS

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

Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored at all times, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and primarily deal with counterparties with solid credit. Additionally, our derivative contracts are mostly short-term in duration and we do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at January 2, 2010.

We recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Condensed Balance Sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (i.e., fair value hedge, cash flow hedge, or hedge of a net investment in a foreign operation). We qualify, or designate, a derivative financial instrument as a hedge when contract terms closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) (OCI) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized in earnings immediately. We designate certain forward contracts as follows:

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

Cash flow hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 12 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three months ended January 2, 2010, and December 27, 2008.

We had the following aggregated notionals of outstanding forward contracts accounted for as cash flow hedges:

	January 2, 2010	October 3, 2009
Commodity:
Corn	-	4 million bushels
Soy meal	28,800 tons	16,900 tons

The net amount of pretax gains in accumulated OCI as of January 2, 2010, expected to be reclassified into earnings within the next 12 months, was $1 million. During the three months ended January 2, 2010, and December 27, 2008, we did not reclassify any pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss)		Consolidated Condensed	Gain/(Loss)
	Recognized in OCI		Statements of Income	Reclassified from
	On Derivatives		Classification	OCI to Earnings
	Three Months Ended			Three Months Ended
	January 2, 2010	December 27, 2008		January 2, 2010	December 27, 2008
Cash Flow Hedge – Derivatives
designated as hedging instruments:
Commodity contracts	$2	$(57)	Cost of Sales	$(2)	$(33)
Foreign exchange contracts	-	10	Other Income/Expense	-	7
Total	$2	$(47)		$(2)	$(26)

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

	January 2, 2010	October 3, 2009
Commodity:
Live Cattle	250 million pounds	133 million pounds
Lean Hogs	322 million pounds	171 million pounds

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

			in millions
	Consolidated Condensed
	Statements of Income
	Classification	January 2, 2010	December 27, 2008
Gain on forwards	Cost of Sales	$1	$68
Loss on purchase contract	Cost of Sales	(1)	(68)

Ineffectiveness related to our fair value hedges was not significant for the three months ended January 2, 2010, and December 27, 2008.

Foreign net investment hedges
We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Condensed Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant for the three months ended January 2, 2010, and December 27, 2008. At January 2, 2010, and October 3, 2009, we had no open forward foreign currency contracts accounted for as foreign net investment hedges.

The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss)		Consolidated Condensed	Gain/(Loss)
	Recognized in OCI		Statements of Income	Reclassified from
	On Derivatives		Classification	OCI to Earnings
	Three Months Ended			Three Months Ended
	January 2, 2010	December 27, 2008		January 2, 2010	December 27, 2008
Net Investment Hedge – Derivatives
designated as hedging instruments:
Foreign exchange contracts	$-	$4	Other Income/Expense	$-	$-
Total	$-	$4		$-	$-

Ineffectiveness related to our foreign net investment hedges was not significant for the three months ended January 2, 2010, and December 27, 2008.

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

We have a foreign currency cash flow hedging program to hedge portions of forecasted transactions denominated in foreign currencies, primarily with forward contracts, to protect against the reduction in value of forecasted foreign currency cash flows. Our undesignated foreign currency positions generally would qualify for cash flow hedge accounting. However, to reduce earnings volatility, we normally will not elect hedge accounting treatment when the position provides an offset to the underlying related transaction that currently impacts earnings.

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

We had the following aggregate outstanding notionals related to our undesignated positions:

	January 2, 2010	October 3, 2009
Commodity:
Corn	17 million bushels	11 million bushels
Soy meal	53,700 tons	73,000 tons
Live Cattle	12 million pounds	82 million pounds
Lean Hogs	75 million pounds	11 million pounds
Natural Gas	430 billion British Thermal Units	850 billion British Thermal Units
Foreign Currency	$86 million United States dollars	$124 million United States dollars
Interest Rate	$62 million average monthly notional debt	$64 million average monthly notional debt

Included in our undesignated positions are certain commodity grain positions (which do not qualify for hedge treatment) we enter into to manage the risk of costs associated with forward sales to certain customers for which sales prices are determined under cost-plus arrangements. These unrealized positions totaled gains of $2 million and losses of $17 million at January 2, 2010, and October 3, 2009, respectively. When these positions are liquidated, we expect any realized gains or losses will be reflected in the prices of the poultry products sold. Since these derivative positions do not qualify for hedge treatment, they initially create volatility in our earnings associated with changes in fair value. However, once the positions are liquidated and included in the sales price to the customer, there is ultimately no earnings impact as any previous fair value gains or losses are included in the prices of the poultry products.

The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed
	Statements of Income	Gain/(Loss)
	Classification	Recognized in Earnings
		Three Months Ended
		January 2, 2010	December 27, 2008
Derivatives not designated as
hedging instruments:
Commodity contracts	Sales	$8	$(15)
Commodity contracts	Cost of Sales	(7)	(147)
Foreign exchange contracts	Other Income/Expense	(2)	3
Interest rate contracts	Interest Expense	-	(3)
Total		$(1)	$(162)

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

		Fair Value
	Balance Sheet	January 2,	October 3,
	Classification	2010	2009
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$2	$12

Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	4	9

Total derivative assets		$6	$21

Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	Other current liabilities	$14	$2

Derivatives not designated as hedging instruments:
Commodity contracts	Other current liabilities	16	13
Foreign exchange contracts	Other current liabilities	1	1
Interest rate contracts	Other current liabilities	3	4
Total derivative liabilities – not designated		20	18

Total derivative liabilities		$34	$20

Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. See Note 10: Fair Value Measurements for a reconciliation to amounts reported in the Consolidated Condensed Balance Sheets.

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

	January 2, 2010	October 3, 2009
Processed products:
Weighted-average method – chicken and prepared foods	$560	$629
First-in, first-out method – beef and pork	363	414
Livestock – first-in, first-out method	680	631
Supplies and other – weighted-average method	339	335
Total inventories, net	$1,942	$2,009

NOTE 6:  PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	January 2, 2010	October 3, 2009
Land	$96	$96
Buildings and leasehold improvements	2,575	2,570
Machinery and equipment	4,647	4,640
Land improvements and other	226	227
Buildings and equipment under construction	364	297
	7,908	7,830
Less accumulated depreciation	4,319	4,254
Net property, plant and equipment	$3,589	$3,576

NOTE 7:  OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	January 2, 2010	October 3, 2009
Accrued salaries, wages and benefits	$280	$187
Self-insurance reserves	232	230
Other	455	344
Total other current liabilities	$967	$761

NOTE 8:  COMMITMENTS

We guarantee debt of outside third parties, which consists of a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to eight years, and the maximum potential amount of future payments as of January 2, 2010, was $70 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The terms of the lease maturities cover periods up to six years. The maximum potential amount of the residual value guarantees is $55 million, of which $23 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At January 2, 2010, and October 3, 2009, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of January 2, 2010, was approximately $250 million. The total receivables under these programs were $93 million and $72 million at January 2, 2010, and October 3, 2009, respectively, and are included, net of allowance for uncollectible amounts, in Other Assets in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers' assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs' estimated uncollectible receivables of $28 million and $20 million at January 2, 2010, and October 3, 2009, respectively.

The minority partner in our Shandong Tyson Xinchang Foods joint ventures in China has the right to exercise put options to require us to purchase its entire 40% equity interest at a price equal to the minority partner’s contributed capital plus (minus) its pro-rata share of the joint venture's accumulated and undistributed net earnings (losses). The put options are exercisable for a five-year term commencing the later of (i) April 2011 or (ii) the date upon which a shareholder of the minority partner is no longer general manager of the joint venture operations. At January 2, 2010, the put options, if they had been exercisable, would have resulted in a purchase price of approximately $73 million for the minority partner’s entire equity interest. We do not believe the exercise of the put options would materially impact our results of operations or financial condition.

NOTE 9:  LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	January 2, 2010	October 3, 2009

Revolving credit facility – expires March 2012	$-	$-
Senior notes:
7.95% Notes due February 2010 (2010 Notes)	140	140
8.25% Notes due October 2011 (2011 Notes)	809	839
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	810	810
7.85% Senior notes due April 2016 (2016 Notes)	923	923
7.00% Notes due May 2018	140	174
7.125% Senior notes due February 2026	9	9
7.00% Notes due January 2028	27	27
Discount on senior notes	(125)	(132)
GO Zone tax-exempt bonds due October 2033 (0.20% at 1/2/2010)	100	100
Other	125	129
Total debt	3,416	3,477
Less current debt	227	219
Total long-term debt	$3,189	$3,258

Revolving Credit Facility
We have a $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. Loans made under this facility will mature and the commitments thereunder will terminate in March 2012. However, if our 2011 Notes are not refinanced, purchased or defeased prior to July 3, 2011, the outstanding loans under this facility will mature on and commitments thereunder will terminate on July 3, 2011.

Availability under this facility, up to $1.0 billion, is based on a percentage of certain eligible receivables and eligible inventory and is reduced by certain reserves. At January 2, 2010, the amount eligible for borrowing was $864 million. After reducing the amount eligible by outstanding letters of credit issued under this facility, the amount available for borrowing under this facility at January 2, 2010, was $598 million. At January 2, 2010, we had outstanding letters of credit issued under this facility totaling approximately $266 million and an additional $48 million of bilateral letters of credit not issued under this facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

This facility is fully and unconditionally guaranteed on a senior secured basis by substantially all of our domestic subsidiaries. The guarantors’ cash, accounts receivable, inventory and proceeds received related to these items secure our obligations under this facility.

2010 Notes
In March 2009, we issued $810 million of senior unsecured notes, which will mature in March 2014. We placed a portion of the net proceeds in a blocked cash collateral account used for the payment, prepayment, repurchase or defeasance of the 2010 Notes. At January 2, 2010, we had $140 million remaining in the blocked cash collateral account. These proceeds are recorded in Current Assets as Restricted Cash in the Consolidated Condensed Balance Sheets. On February 1, 2010, we used the remaining proceeds as payment for the outstanding 2010 Notes.

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

On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of January 2, 2010, none of the conditions permitting conversion of the 2013 Notes had been satisfied.

The 2013 Notes were originally accounted for as a combined instrument because the conversion feature did not meet the requirements to be accounted for separately as a derivative financial instrument. However, we adopted new accounting guidance in the first quarter of fiscal 2010 and applied it retrospectively to all periods presented. This new accounting guidance required us to separately account for the liability and equity conversion features. Upon retrospective adoption, our effective interest rate on the 2013 Notes was determined to be 8.26%, which resulted in the recognition of a $92 million discount to these notes with the offsetting after tax amount of $56 million recorded to capital in excess of par value. This discount will be accreted over the five-year term of the convertible notes at the effective interest rate.

In connection with the issuance of the 2013 Notes, we entered into separate convertible note hedge transactions with respect to our Class A stock to minimize the potential economic dilution upon conversion of the 2013 Notes. We also entered into separate warrant transactions. We recorded the purchase of the note hedge transactions as a reduction to capital in excess of par value, net of $36 million pertaining to the related deferred tax asset, and we recorded the proceeds of the warrant transactions as an increase to capital in excess of par value. Subsequent changes in fair value of these instruments are not recognized in the financial statements as long as the instruments continue to meet the criteria for equity classification.

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

GO Zone Tax-Exempt Bonds
In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033. In November 2008, we entered into an interest rate swap related to these bonds to mitigate our interest rate risk on a portion of the bonds for five years. We also issued a letter of credit as a guarantee for the entire bond issuance. The proceeds from the bond issuance can only be used towards the construction of the Dynamic Fuels’ facility. Accordingly, the unused proceeds are recorded as non-current Restricted Cash in the Consolidated Condensed Balance Sheets. We expect the majority of the unused proceeds will be used in our second quarter of fiscal 2010.

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

Condensed Consolidating Statement of Income for the three months ended January 2, 2010							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Sales	$93	$3,604	$2,925	$(185)	$6,344	$289	$(91)	$6,635
Cost of Sales	(10)	3,389	2,726	(185)	5,930	277	(91)	6,106
	103	215	199	-	414	12	-	529
Selling, general and administrative	28	44	124	-	168	19	-	215
Operating Income (Loss)	75	171	75	-	246	(7)	-	314

Other (Income) Expense:
Interest expense, net	76	2	4	-	6	(5)	-	77
Other, net	4	-	(1)	-	(1)	(2)	-	1
Equity in net earnings of subsidiaries	(164)	(18)	10	12	4	(6)	166	-
	(84)	(16)	13	12	9	(13)	166	78

Income (Loss) from Continuing Operations before
Income Taxes	159	187	62	(12)	237	6	(166)	236
Income Tax Expense (Benefit)	(1)	53	18	-	71	7	-	77
Income (Loss) from Continuing Operations	160	134	44	(12)	166	(1)	(166)	159
Income from Discontinued Operation, net of tax	-	-	-	-	-	-	-	-
Net Income (Loss)	160	134	44	(12)	166	(1)	(166)	159
Less: Net Loss Attributable to Noncontrolling Interest	-	-	-	-	-	(1)	-	(1)
Net Income (Loss) Attributable to Tyson	$160	$134	$44	$(12)	$166	$-	$(166)	$160

Condensed Consolidating Statement of Income for the three months ended December 27, 2008							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Sales	$2	$3,614	$2,936	$(194)	$6,356	$170	$(7)	$6,521
Cost of Sales	277	3,519	2,750	(194)	6,075	158	(7)	6,503
	(275)	95	186	-	281	12	-	18
Selling, general and administrative	29	53	117	-	170	17	-	216
Operating Income (Loss)	(304)	42	69	-	111	(5)	-	(198)

Other (Income) Expense:
Interest expense, net	57	4	5	-	9	(3)	-	63
Other, net	1	-	(1)	-	(1)	18	-	18
Equity in net earnings of subsidiaries	(31)	6	25	(8)	23	(2)	10	-
	27	10	29	(8)	31	13	10	81

Income (Loss) from Continuing Operations before
Income Taxes	(331)	32	40	8	80	(18)	(10)	(279)
Income Tax Expense (Benefit)	(216)	21	36	-	57	(10)	-	(169)
Income (Loss) from Continuing Operations	(115)	11	4	8	23	(8)	(10)	(110)
Income (Loss) from Discontinued Operation, net of tax	13	8	-	-	8	(15)	-	6
Net Income (Loss)	(102)	19	4	8	31	(23)	(10)	(104)
Less: Net Loss Attributable to Noncontrolling Interest	-	-	-	-	-	(2)	-	(2)
Net Income (Loss) Attributable to Tyson	$(102)	$19	$4	$8	$31	$(21)	$(10)	$(102)

Condensed Consolidating Balance Sheet as of January 2, 2010							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-		Guar-	Elimin-
	Parent	Parent	antors	ations	Subtotal	antors	ations	Total
Assets
Current Assets:
Cash and cash equivalents	$-	$-	$1,190	$-	$1,190	$174	$-	$1,364
Restricted cash	-	-	140	-	140	-	-	140
Accounts receivable, net	6	523	2,995	-	3,518	113	(2,585)	1,052
Inventories, net	1	566	1,158	-	1,724	217	-	1,942
Other current assets	32	66	28	(14)	80	44	(28)	128
Total Current Assets	39	1,155	5,511	(14)	6,652	548	(2,613)	4,626
Restricted Cash	-	-	-	-	-	22	-	22
Net Property, Plant and Equipment	40	872	2,236	-	3,108	441	-	3,589
Goodwill	-	880	968	-	1,848	70	-	1,918
Intangible Assets	-	40	58	-	98	83	-	181
Other Assets	172	140	49	-	189	334	(180)	515
Investment in Subsidiaries	10,195	1,769	658	(1,596)	831	302	(11,328)	-
Total Assets	$10,446	$4,856	$9,480	$(1,610)	$12,726	$1,800	$(14,121)	$10,851
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$3	$140	$-	$-	$140	$84	$-	$227
Trade accounts payable	23	405	504	-	909	69	-	1,001
Other current liabilities	2,680	185	293	(14)	464	436	(2,613)	967
Total Current Liabilities	2,706	730	797	(14)	1,513	589	(2,613)	2,195
Long-Term Debt	3,052	15	180	-	195	122	(180)	3,189
Deferred Income Taxes	2	102	181	-	283	23	-	308
Other Liabilities	143	156	187	-	343	34	-	520
Redeemable Noncontrolling Interest	-	-	-	-	-	66	-	66

Total Tyson Shareholders’ Equity	4,543	3,853	8,135	(1,596)	10,392	936	(11,328)	4,543
Noncontrolling Interest	-	-	-	-	-	30	-	30
Total Shareholders’ Equity	4,543	3,853	8,135	(1,596)	10,392	966	(11,328)	4,573
Total Liabilities and Shareholders’ Equity	$10,446	$4,856	$9,480	$(1,610)	$12,726	$1,800	$(14,121)	$10,851

Condensed Consolidating Balance Sheet as of October 3, 2009							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-		Guar-	Elimin-
	Parent	Parent	antors	ations	Subtotal	antors	ations	Total
Assets
Current Assets:
Cash and cash equivalents	$-	$-	$788	$-	$788	$216	$-	$1,004
Restricted cash	-	-	140	-	140	-	-	140
Accounts receivable, net	2	418	3,309	(7)	3,720	116	(2,738)	1,100
Inventories, net	1	586	1,239	-	1,825	183	-	2,009
Other current assets	198	89	29	(17)	101	36	(213)	122
Total Current Assets	201	1,093	5,505	(24)	6,574	551	(2,951)	4,375
Restricted Cash	-	-	-	-	-	43	-	43
Net Property, Plant and Equipment	40	883	2,256	-	3,139	397	-	3,576
Goodwill	-	881	977	-	1,858	59	-	1,917
Intangible Assets	-	42	59	-	101	86	-	187
Other Assets	211	120	37	-	157	346	(217)	497
Investment in Subsidiaries	10,038	1,763	674	(1,597)	840	296	(11,174)	-
Total Assets	$10,490	$4,782	$9,508	$(1,621)	$12,669	$1,778	$(14,342)	$10,595
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$3	$140	$-	$-	$140	$76	$-	$219
Trade accounts payable	15	375	550	-	925	73	-	1,013
Other current liabilities	2,790	251	296	(24)	523	399	(2,951)	761
Total Current Liabilities	2,808	766	846	(24)	1,588	548	(2,951)	1,993
Long-Term Debt	3,112	15	180	-	195	131	(180)	3,258
Deferred Income Taxes	29	108	182	-	290	27	(37)	309
Other Liabilities	143	161	202	-	363	33	-	539
Redeemable Noncontrolling Interest	-	-	-	-	-	65	-	65

Total Tyson Shareholders’ Equity	4,398	3,732	8,098	(1,597)	10,233	941	(11,174)	4,398
Noncontrolling Interest	-	-	-	-	-	33	-	33
Total Shareholders’ Equity	4,398	3,732	8,098	(1,597)	10,233	974	(11,174)	4,431
Total Liabilities and Shareholders’ Equity	$10,490	$4,782	$9,508	$(1,621)	$12,669	$1,778	$(14,342)	$10,595

Condensed Consolidating Statement of Cash Flows for the three months ended January 2, 2010							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Cash Provided by (Used for) Operating Activities	$274	$161	$155	$-	$316	$(42)	$-	$548
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(13)	(57)	-	(70)	(43)	-	(113)
Change in restricted cash	-	-	-	-	-	21	-	21
Purchases of marketable securities, net	-	-	-	-	-	(1)	-	(1)
Other, net	-	1	8	-	9	(12)	-	(3)
Cash Used for Investing Activities	-	(12)	(49)	-	(61)	(35)	-	(96)
Cash Flows from Financing Activities:
Net change in debt	(66)	-	-	-	-	(1)	-	(67)
Purchase of treasury shares	(17)	-	-	-	-	-	-	(17)
Dividends	(15)	-	-	-	-	-	-	(15)
Other, net	3	6	(7)	-	(1)	-	-	2
Net change in intercompany balances	(179)	(155)	303	-	148	31	-	-
Cash Provided by (Used for) Financing Activities	(274)	(149)	296	-	147	30	-	(97)
Effect of Exchange Rate Change on Cash	-	-	-	-	-	5	-	5
Increase (Decrease) in Cash and Cash Equivalents	-	-	402	-	402	(42)	-	360
Cash and Cash Equivalents at Beginning of Year	-	-	788	-	788	216	-	1,004
Cash and Cash Equivalents at End of Period	$-	$-	$1,190	$-	$1,190	$174	$-	$1,364

Condensed Consolidating Statement of Cash Flows for the three months ended December 27, 2008							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Cash Provided by (Used for) Operating Activities	$(356)	$169	$319	$-	$488	$11	$-	$143
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(17)	(66)	-	(83)	(1)	-	(84)
Change in restricted cash	-	-	-	-	-	(85)	-	(85)
Proceeds from sale of marketable securities, net	-	-	-	-	-	15	-	15
Acquisitions, net of cash acquired	-	-	-	-	-	(52)	-	(52)
Other, net	-	-	14	-	14	(9)	-	5
Cash Used for Investing Activities	-	(17)	(52)	-	(69)	(132)	-	(201)
Cash Flows from Financing Activities:
Net change in debt	(6)	-	-	-	-	64	-	58
Purchase of treasury shares	(1)	-	-	-	-	-	-	(1)
Dividends	(15)	-	-	-	-	-	-	(15)
Other, net	(42)	(29)	-	-	(29)	(2)	-	(73)
Net change in intercompany balances	418	(123)	(298)	-	(421)	3	-	-
Cash Provided by (Used for) Financing Activities	354	(152)	(298)	-	(450)	65	-	(31)
Effect of Exchange Rate Change on Cash	-	-	-	-	-	5	-	5
Decrease in Cash and Cash Equivalents	(2)	-	(31)	-	(31)	(51)	-	(84)
Cash and Cash Equivalents at Beginning of Year	140	-	35	-	35	75	-	250
Cash and Cash Equivalents at End of Period	$138	$-	$4	$-	$4	$24	$-	$166

NOTE 10:  FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

January 2, 2010	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$-	$6	$-	$(3)	$3
Available for Sale Securities:
Debt securities	-	36	72	-	108
Equity securities	21	-	-	-	21
Deferred Compensation Assets	-	100	-	-	100
Total Assets	$21	$142	$72	$(3)	$232

Liabilities:
Commodity Derivatives	$-	$30	$-	$(26)	$4
Foreign Exchange Forward Contracts	-	1	-	-	1
Interest Rate Swap	-	3	-	(2)	1
Total Liabilities	$-	$34	$-	$(28)	$6

October 3, 2009	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$-	$21	$-	$(17)	$4
Available for Sale Securities:
Debt securities	-	33	72	-	105
Equity securities	20	-	-	-	20
Deferred Compensation Assets	2	84	-	-	86
Total Assets	$22	$138	$72	$(17)	$215

Liabilities:
Commodity Derivatives	$-	$15	$-	$(11)	$4
Foreign Exchange Forward Contracts	-	1	-	-	1
Interest Rate Swap	-	4	-	(2)	2
Total Liabilities	$-	$20	$-	$(13)	$7

(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At January 2, 2010, we had posted $26 million of cash collateral and held no cash collateral with various counterparties.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	January 2, 2010	December 27, 2008
Balance at beginning of year	$72	$54
Total realized and unrealized gains (losses):
Included in earnings	-	-
Included in other comprehensive income (loss)	-	(5)
Purchases, issuances and settlements, net	-	(2)
Balance at end of period	$72	$47
Total gains (losses) for the three-month period included in earnings attributable to the change in unrealized gains (losses) relating to
assets and liabilities still held at end of period	$-	$-

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Assets and Liabilities:  Our derivatives, including commodities, foreign exchange forward contracts and an interest rate swap, primarily include exchange-traded and over-the-counter contracts which are further described in Note 4: Derivative Financial Instruments. We record our commodity derivatives at fair value using quoted market prices adjusted for credit and non-performance risk and internal models that use as their basis readily observable market inputs including current and forward commodity market prices. Our foreign exchange forward contracts are recorded at fair value based on quoted prices and spot and forward currency prices adjusted for credit and non-performance risk. Our interest rate swap is recorded at fair value based on quoted LIBOR swap rates adjusted for credit and non-performance risk. We classify these instruments in Level 2 when quoted market prices can be corroborated utilizing observable current and forward commodity market prices on active exchanges, observable market transactions of spot currency rates and forward currency prices or observable benchmark market rates at commonly quoted intervals.

Available for Sale Securities:  Our investments in marketable debt securities are classified as available-for-sale and are included in Other Assets in the Consolidated Condensed Balance Sheets. These investments, which are generally long-term in nature with maturities ranging up to 46 years, are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. We classify our investments in U.S. government and agency debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into proprietary valuation models, including estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle.

In October 2008, we received eight million warrants to purchase an equivalent amount of Syntroleum Corporation common stock for one cent each in return for our entering into a letter of credit to guarantee all of the Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds (see Note 9: Long-Term Debt), including Syntroleum Corporation’s 50 percent ownership portion. In April 2009, we exercised these warrants for eight million shares of Syntroleum Corporation. We record the shares in Other Assets in the Consolidated Condensed Balance Sheets at fair value based on quoted market prices. We classify the shares as Level 1 as the fair value is based on unadjusted quoted prices available in active markets.

(in millions)	January 2, 2010			October 3, 2009
	Amortized Cost Basis	Fair Value	Unrealized Gain	Amortized Cost Basis	Fair Value	Unrealized Gain
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$36	$36	$-	$33	$33	$-
Corporate and Asset-Backed (a)	45	47	2	46	48	2
Redeemable Preferred Stock	25	25	-	24	24	-

Equity Securities – Common Stock	9	21	12	9	20	11

(a)	At January 2, 2010, and October 3, 2009, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $4 million.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairments in earnings for the three month periods ending January 2, 2010, and December 27, 2008, and no other than temporary losses were deferred in OCI.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning in the first quarter of fiscal 2010. During the three months ended January 2, 2010, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Other Financial Instruments
Fair values for debt are based on quoted market prices or published forward interest rate curves. Fair value and carrying value for our debt were as follows (in millions):

	January 2, 2010		October 3, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$3,639	$3,416	$3,724	$3,477

For all of our other financial instruments, the estimated fair value approximated the carrying value at January 2, 2010, and October 3, 2009. The carrying value of our other financial instruments, not otherwise disclosed herein, included notes receivable, which approximated fair value at January 2, 2010, and October 3, 2009. Notes receivable are recorded in Other Assets in the Consolidated Condensed Balance Sheets and totaled $46 million and $45 million at January 2, 2010, and October 3, 2009, respectively. The fair values were determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

NOTE 11:  CONTINGENCIES

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

In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including us, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of our processing facilities. On May 9, 2002, the DOL filed a civil complaint styled Elaine L. Chao (now Hilda L. Solis), Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. against us in the U.S. District Court for the Northern District of Alabama. The plaintiffs allege in the complaint that we violated the overtime provisions of the federal Fair Labor Standards Act ("FLSA") at our chicken-processing facility in Blountsville, Alabama. Through discovery and trial, the Secretary of Labor sought to require us to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor sought back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint and an injunction against future violations at that facility and all other chicken processing facilities we operate. The District Court granted the Company’s motion for partial summary judgment in part, ruling that the second meal period is appropriately characterized as non-compensable, and reserved the remaining issues for trial. A jury trial began on February 2, 2009, and concluded with a mistrial on April 13, 2009, when the jury failed to reach a unanimous verdict. A second jury trial was held, beginning on August 25, 2009. The jury reached a verdict on November 4, 2009, and it determined that Blountsville team members performed work for which they were not compensated and awarded $250,000 in damages for a nine-year period. The jury also determined that the Company’s recordkeeping for hours of work did not violate the FLSA. We anticipate that the injunctive phase of trial will be scheduled for the summer of 2010.

Several private lawsuits are pending against us alleging that we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the FLSA. These lawsuits include DeAsencio v. Tyson Foods, Inc. (DeAsencio), filed on August 22, 2000, in the U.S. District Court for the Eastern District of Pennsylvania. This matter involves similar allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. They seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. Plaintiffs appealed a jury verdict and final judgment entered in our favor on June 22, 2006, in the U.S. District Court for the Eastern District of Pennsylvania. On September 7, 2007, the U.S. Court of Appeals for the Third Circuit reversed the jury verdict and remanded the case to the District Court for further proceedings. We sought rehearing en banc, which was denied by the Court of Appeals on October 5, 2007. The United States Supreme Court denied our petition for a writ of certiorari on June 9, 2008. The new trial date has not been set.

The other private lawsuits referred to above are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S.D. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E.D. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W.D. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M.D. Georgia, March 5, 2007); Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M.D. Georgia, May 23, 2007). Similar to DeAsencio, each of these matters involves allegations employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation. The motion for transfer was granted on August 17, 2007. These cases and five other cases subsequently filed involving the same allegations, Armstrong, et al. v. Tyson Foods, Inc. (W.D. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E.D. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E.D. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W.D. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W.D. North Carolina, February 6, 2008), were transferred to the U.S. District Court in the Middle District

of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (“MDL Proceedings”). On January 2, 2008, the Judge in the MDL Proceedings issued a Joint Scheduling and Case Management Order (Order). The Order granted Conditional Class Certification and called for notice to be given to potential putative class members via a third party administrator. The potential class members had until April 18, 2008, to “opt–in” to the class. Approximately 13,800 employees and former employees filed their consents to “opt-in” to the class. On October 15, 2008, the Judge in the MDL Proceedings denied the plaintiffs’ motion for equitable tolling, which, if granted, would have extended the time period in which the plaintiffs could have sought damages. However, in addition to the consents already obtained, the Court allowed plaintiffs to obtain corrected and reaffirmed opt-in consents that were previously filed in the matter of M.H. Fox, et al. v. Tyson Foods, Inc. (N.D. Alabama, June 22, 1999). The deadline for filing these consents was December 31, 2008, and according to the third party administrator, approximately 4,000 reaffirmed consents were filed, some or all of which may be in addition to the approximately 13,800 consents filed previously. The parties have completed discovery at eight of our facilities and our corporate headquarters in Springdale, Arkansas. Discovery may be conducted at additional facilities in the future. We have filed class decertification motions for the eight facilities involved in discovery. We have also filed Motions for Partial Summary Judgment for these eight facilities, and the parties have completed briefing. Oral arguments for these motions occurred on February 3, 2010.

We have pending eleven separate wage and hour actions involving TFM’s plants located in Lexington, Nebraska (Lopez, et al. v. Tyson Foods, Inc., D. Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, May 15, 2006), Storm Lake, Iowa (Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Robinson, et al. v. Tyson Foods, Inc., d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007) , Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., D. Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., D. Nebraska, February 29, 2008), Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Council Bluffs, Iowa (Maxwell (f/k/a Salazar), et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, April 29, 2008; Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008); and Goodlettsville, Tennessee (Abadeer v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc., M.D. Tennessee, February 6, 2009). The actions allege we failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the FLSA and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and six other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts a number of state and federal causes of action including, but not limited to, counts under Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and state-law public nuisance theories. The amended complaint asserts that defendants and certain contract growers who are not named in the amended complaint polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed (“IRW”) through the land application of poultry litter. Oklahoma asserts that this alleged pollution has also caused extensive injury to the environment (including soils and sediments) of the IRW and that the defendants have been unjustly enriched. Oklahoma's claims cover the entire IRW, which encompasses more than one million acres of land and the natural resources (including lakes and waterways) contained therein. Oklahoma seeks wide-ranging relief, including injunctive relief, compensatory damages in excess of $800 million, an unspecified amount in punitive damages and attorneys' fees. We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the amended complaint. The district court has stayed proceedings on the third party complaint pending resolution of Oklahoma's claims against the defendants. On October 31, 2008, the defendants filed a motion to dismiss for failure to join the Cherokee Nation as a required party or, in the alternative, for judgment as a matter of law based on the plaintiffs' lack of standing. This motion was granted in part and denied in part on July 22, 2009. In its ruling, the district court dismissed Oklahoma's claims for cost recovery and for natural resources damages under CERCLA and for unjust enrichment under Oklahoma common law. This ruling also narrowed the scope of Oklahoma's remaining claims by dismissing all damage claims under its causes of action for Oklahoma common law nuisance, federal common law nuisance, and Oklahoma common law trespass, leaving only its claims for injunctive relief for trial. On August 18, 2009, the Court granted partial summary judgment in favor of the defendants on Oklahoma’s claims for violations of the Oklahoma Registered Poultry Feeding Operations Act. Oklahoma later voluntarily dismissed the remainder of this claim. On September 2, 2009, the Cherokee Nation filed a motion to intervene in the lawsuit. Their motion to intervene was denied on September 15, 2009, and the Cherokee Nation filed a notice of appeal of that ruling on September 17, 2009. A non-jury trial of the case began on September 24, 2009. At the close of Oklahoma’s case-in-chief, the Court granted the defendants' motions to dismiss claims based on RCRA, nuisance per se, and health risks related to bacteria. The defense rested its case on January 13, 2010. Closing arguments are scheduled for February 11, 2010.

In 2008, the following 12 separate lawsuits were filed, with the various plaintiffs alleging that we falsely advertised chicken products as “raised without antibiotics” in violation of various state consumer protection statutes: (Cutsail v. Tyson, D. Maryland, June 23, 2008; Cohen v. Tyson, E.D. Arkansas, April 25, 2008; Wright v. Tyson, D. New Jersey, June 18, 2008; Wilson v. Tyson, E.D. Arkansas, June 18, 2008; Gupton v. Tyson, E.D. Arkansas, July 2, 2008; Kranish v. Tyson, D. Maryland , June 20, 2008; Zukowsky v. Tyson, E.D. Arkansas, June 30, 2008; Brickerd v. Tyson, D. Maryland , July 9, 2008; Court v. Tyson, W.D. Washington, June 19, 2008; Epstein v. Tyson, N.D. California, June 4, 2008; Johnson v. Tyson, D. Idaho, July 16, 2008; and Mize v. Tyson, W.D. Arkansas, June 30, 2008). Plaintiffs in each of these cases seek to pursue claims on behalf of themselves and proposed classes of other similarly situated consumers. Plaintiffs in each of these cases seek compensatory and punitive damages in an unspecified amount in excess of $5 million. Plaintiffs in two of these cases, Cutsail v. Tyson and Cohen v. Tyson, petitioned the Judicial Panel on Multidistrict Litigation to transfer all of these actions to a single court for consolidated or coordinated pretrial proceedings pursuant to 28 U.S.C. 1407. On October 17, 2008, the Judicial Panel granted the multidistrict litigation petitions and transferred the pending cases to the District of Maryland. A trial date has not been set. On December 29, 2008, plaintiff Gupton filed a voluntary dismissal of all her claims. On December 30, 2008, plaintiffs Latimer and Mize filed voluntary dismissals of their claims. These three cases were subsequently dismissed. The parties have reached a preliminary settlement of the matter, and on January 12, 2010, plaintiffs filed a Motion for Preliminary Approval of Settlement. Under the terms of the proposed settlement, we will pay up to $5 million in class claims, notice and administrative costs, and up to $20,000 in Court-approved incentive awards to the named plaintiffs. If the sum of valid class claims, notice and administration costs, and incentive awards is less than $5 million, we will make in-kind donations of our products to food banks in such amounts to bring our total payout to $5 million (excluding attorneys’ fees and expenses). The proposed settlement agreement also provided that plaintiffs’ counsel may apply to the Court for an award of attorneys’ fees and actual expenses in a total amount not to exceed $3 million. On January 15, 2010, the Court granted preliminary approval of the settlement agreement. Notice of the proposed settlement will be provided, and a final fairness hearing is expected in May 2010.

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

NOTE 12:  INCOME TAXES

The effective tax rate for continuing operations was 32.9% and 60.6% for the first quarter of fiscal years 2010 and 2009, respectively. These rates were computed based upon the estimated annual effective tax rate; however, the estimated annual rate for fiscal 2009 anticipated full year pretax income, which resulted in a variation in the customary relationship between the first quarter 2009 income tax benefit and the pretax loss. The effective tax rate for the first quarter of fiscal 2010 was impacted by such items as state income taxes, losses in foreign jurisdictions and related valuation allowances, the domestic production deduction, general business credits and adjustments to uncertain tax positions due to tax audit resolutions and statute expirations.

Unrecognized tax benefits were $223 million and $233 million at January 2, 2010, and October 3, 2009, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $147 million and $104 million at January 2, 2010, and October 3, 2009, respectively. This increase is primarily the result of the first quarter adoption of new accounting guidance related to business combinations.

We classify interest and penalties on unrecognized tax benefits as income tax expense. At January 2, 2010, and October 3, 2009, before tax benefits, we had $70 million and $71 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

We are subject to income tax examinations for U.S. federal income taxes for fiscal years 1998 through 2008, and for foreign, state and local income taxes for fiscal years 2002 through 2008. Within the next twelve months, tax audit resolutions could reduce unrecognized tax benefits either because tax positions are sustained on audit or because we agree to their disallowance; however, the range of the possible change cannot be reasonably estimated at this time.

NOTE 13:  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended
	January 2, 2010	December 27, 2008
Numerator:
Income (loss) from continuing operations	$159	$(110)
Less: Net loss attributable to noncontrolling interest	(1)	(2)
Income (loss) from continuing operations attributable to Tyson	160	(108)
Less Dividends:
Class A ($0.040/share)	12	12
Class B ($0.036/share)	3	3
Undistributed earnings (losses)	$145	$(123)

Class A undistributed earnings (losses)	$120	$(102)
Class B undistributed earnings (losses)	25	(21)
Total undistributed earnings (losses)	$145	$(123)

Denominator:
Denominator for basic earnings (loss) per share:
Class A weighted average shares	303	303
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities:
Stock options and restricted stock	4	-
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	377	373

Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.44	$(0.29)
Class B Basic	$0.39	$(0.27)
Diluted	$0.42	$(0.29)

Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$0.44	$(0.27)
Class B Basic	$0.39	$(0.25)
Diluted	$0.42	$(0.27)

Approximately 10 million and 24 million of our stock-based compensation shares were antidilutive at January 2, 2010, and December 27, 2008, respectively. These shares were not included in the dilutive earnings per share calculation.

We have two classes of capital stock, Class A stock and Class B stock. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of cash dividends paid to holders of Class B stock cannot exceed 90% of the cash dividends paid to holders of Class A stock.

We allocate undistributed earnings (losses) based upon a 1 to 0.9 ratio per share to Class A stock and Class B stock, respectively. We allocate undistributed earnings (losses) based on this ratio due to historical dividend patterns, voting control of Class B stockholders and contractual limitations of dividends to Class B stock.

NOTE 14:  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	January 2, 2010	December 27, 2008
Net income (loss)	$159	$(104)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	6	(77)
Postretirement benefits reserve adjustments	(1)	(5)
Unrealized gain (loss) on investments	1	(7)
Net hedging unrealized gain (loss)	1	(26)
Net hedging unrealized loss reclassified to earnings	1	16
Total comprehensive income (loss)	167	(203)
Comprehensive loss attributable to noncontrolling interest	(1)	(2)
Total comprehensive income (loss) attributable to Tyson	$168	$(201)

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended
	January 2, 2010	December 27, 2008
Income tax expense (benefit):
Postretirement benefits reserve adjustments	$-	$5
Unrealized loss on investments	-	(1)
Net hedging unrealized gain (loss)	1	(17)
Net hedging unrealized loss reclassified to earnings	1	10
Total income tax expense (benefit)	$2	$(3)

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

Information on segments and a reconciliation to income (loss) from continuing operations before income taxes are as follows (in millions):

	Three Months Ended
	January 2, 2010	December 27, 2008
Sales:
Chicken	$2,425	$2,234
Beef	2,682	2,663
Pork	815	878
Prepared Foods	713	746
Total Sales	$6,635	$6,521

Operating Income (Loss):
Chicken	$78	$(286)
Beef	119	-
Pork	62	55
Prepared Foods	55	35
Other	-	(2)
Total Operating Income (Loss)	314	(198)

Other Expense	78	81

Income (Loss) from Continuing Operations before
Income Taxes	$236	$(279)

The Beef segment had sales of $35 million in both the first quarters of fiscal years 2010 and 2009 from transactions with other operating segments of the Company. The Pork segment had sales of $132 million and $125 million in the first quarter of fiscal years 2010 and 2009, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Description of the Company
We are one of the world’s largest meat protein companies and the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. We produce, distribute and market chicken, beef, pork, prepared foods and related allied products. Our operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost of live cattle and hogs, raw materials and grain; and operating efficiencies of our facilities.

Overview
●
Chicken Segment – First quarter fiscal 2010 operating income was $78 million, or a 3.2% operating margin, an improvement of $364 million as compared to the same quarter last year. The improvement was largely due to losses recorded in the first quarter fiscal 2009 of $188 million from commodity risk management activities related to grain and energy purchases, a decrease in grain costs and operational efficiencies.

●
Beef Segment – Operating income was $119 million, or a 4.4% operating margin. We have continued our focus on production efficiencies, customer service and product quality, which resulted in improved margins.

●
Pork Segment – Our pork plants continued to operate at high efficiency levels, which along with maximizing our revenues relative to live costs, led to operating income of $62 million, or a 7.6% operating margin.

●
Prepared Foods Segment – Operating income was $55 million, or a 7.7% operating margin, up $20 million from the same quarter last year. The improvement was largely due to lower raw material costs, which were partially offset by lower average sales prices.

●
Liquidity – At January 2, 2010, we had over $1.5 billion of cash (including restricted cash), an increase of $339 million from October 3, 2009. In addition, we had $598 million available for borrowing under our revolving credit facility.

in millions, except per share data	Three Months Ended
	January 2, 2010	December 27, 2008
Net income (loss) attributable to Tyson	$160	$(102)
Net income (loss) attributable to Tyson – per diluted share	0.42	(0.27)

First quarter of fiscal 2009 – Net loss attributable to Tyson included the following item:
●	$20 million non-cash inventory adjustment for a lower-of-cost-or-market valuation allowance.

Fiscal 2010 Outlook

Chicken – We expect seasonal demand will improve as we get further into fiscal 2010, and we expect the pricing environment to improve aided by cold storage inventories and pullet placements which are down relative to the levels we have seen over the last several years. We also currently expect to see grain costs down as compared to fiscal 2009. Additionally, we will continue to focus on making operational improvements to help maximize our margins.

Beef – While we expect a reduction in cattle supplies of approximately 1% in fiscal 2010, we do not expect a significant change in the fundamentals of our Beef business as it relates to the previous few quarters. We expect adequate supplies to operate our plants. We will manage our spreads by maximizing our revenues through product mix and minimizing our operating costs, while keeping our focus on quality and customer service.

Pork – We expect to see a gradual decline in hog supplies through the first half of fiscal 2010, which will accelerate into the second half of fiscal 2010, resulting in industry slaughter slightly higher than 2007. However, we still believe we will have adequate supplies in the regions in which we operate. We will manage our spreads by continuing to control our costs and maximizing our revenues.

Prepared Foods – Raw material costs will likely increase in fiscal 2010, but we have made some changes in our sales contracts that move us further away from long-term fixed price contracts toward formula or shorter-term pricing, which will better enable us to absorb rising raw material costs. However, in the second quarter fiscal 2010, we will see a negative impact until some price increases take effect.

Summary of Results – Continuing Operations

Sales
in millions	Three Months Ended
	January 2, 2010	December 27, 2008
Sales	$6,635	$6,521
Change in sales volume	4.6%
Change in average sales price	(2.7)%
Sales growth	1.7%

First quarter – Fiscal 2010 vs Fiscal 2009
●
Sales Volume – Sales were positively impacted by higher sales volume, which accounted for an increase of approximately $318 million. This included an increase in Chicken segment sales volume related to a recent international acquisition and an increase in Beef segment volumes.

●
Average Sales Price – The increase in sales was partially offset by lower average sales prices, which accounted for a decrease of approximately $204 million. This decrease was driven by a reduction in average sales prices in the Beef, Pork and Prepared Foods segments, which was largely due to lower live and raw material costs.

Cost of Sales
in millions	Three Months Ended
	January 2, 2010	December 27, 2008
Cost of sales	$6,106	$6,503
Gross margin	$529	$18
Cost of sales as a percentage of sales	92.0%	99.7%

First quarter – Fiscal 2010 vs Fiscal 2009
●	Cost of sales decreased $397 million. Lower cost per pound reduced cost of sales $720 million, offset partially by higher sales volume which increased cost of sales $323 million.
●
Decrease due to net gains of $1 million in the first quarter of fiscal 2010, as compared to net losses of $188 million in the first quarter of fiscal 2009, from our commodity risk management activities related to grain and energy purchases, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

	●	Decrease in average domestic live cattle and hog costs of approximately $159 million.
	●	Decrease in grain costs in the Chicken segment of approximately $84 million.
●
Increase due to net losses of $9 million in the first quarter of fiscal 2010, as compared to net gains of $94 million in the first quarter of fiscal 2009, from our commodity risk management activities related to forward futures contracts for live cattle and hogs, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

Selling, General and Administrative
in millions	Three Months Ended
	January 2, 2010	December 27, 2008
Selling, general and administrative expense	$215	$216
As a percentage of sales	3.2%	3.3%

First quarter – Fiscal 2010 vs Fiscal 2009
●	Increase of $22 million related to incentive-based compensation.
●	Decrease of $16 million related to the change in investment returns on company-owned life insurance, which is used to fund non-qualified retirement plans.
●	Decrease of $4 million related to advertising and sales promotions.

Interest Expense
in millions	Three Months Ended
	January 2, 2010	December 27, 2008
Cash interest expense	$72	$59
Non-cash interest expense	8	8
Total Interest Expense	$80	$67

First quarter – Fiscal 2010 vs Fiscal 2009
●
Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The increase is due primarily to higher average weekly indebtedness of approximately 8% and an increase in the overall average borrowing rates.

●
Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on the new credit facility in March 2009, the 2014 Notes issued in March 2009, as well as the accretion of the debt discount on the 2013 Notes and 2014 Notes.

Other Expense, net
in millions	Three Months Ended
	January 2, 2010	December 27, 2008
	$1	$18

First quarter of fiscal 2009
●	Included $19 million in foreign currency exchange loss.

Effective Tax Rate
Three Months Ended
January 2, 2010	December 27, 2008
32.9%	60.6%

First quarter of fiscal 2010 – The effective tax rate was impacted by:
●	state income taxes;
●	losses in foreign jurisdictions and related valuation allowances;
●	the Domestic Production Deduction;
●	general business credits; and
●	adjustments to uncertain tax positions due to tax audit resolutions and statute expirations.
First quarter of fiscal 2009 – The effective tax rate was impacted by:
●	the Domestic Production Deduction;
●	general business credits;
●	amounts related to company-owned life insurance and other nondeductible expense items; and
●	state and foreign valuation allowances.

Segment Results

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and segment profit (loss), which we measure at the operating income (loss) level.

in millions	Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Chicken	$2,425	$2,234	$78	$(286)
Beef	2,682	2,663	119	-
Pork	815	878	62	55
Prepared Foods	713	746	55	35
Other	-	-	-	(2)
Total	$6,635	$6,521	$314	$(198)

Chicken Segment Results
in millions	Three Months Ended
	January 2, 2010	December 27, 2008	Change
Sales	$2,425	$2,234	$191
Sales Volume Change			5.6%
Average Sales Price Change			2.8%

Operating Income (Loss)	$78	$(286)	$364
Operating Margin	3.2%	(12.8)%

First quarter – Fiscal 2010 vs Fiscal 2009
●	Sales Volume – The increase in sales volume was primarily due to a recent international acquisition.
●	Operating Income (Loss) –
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

Income/(Loss) - in millions	Qtr
2010	$1
2009	(188)
Improvement in operating results	$189

●	Grain Costs – As compared to the same period of fiscal 2009, operating results were positively impacted in the first quarter of fiscal 2010 by a decrease in grain costs of $84 million.
●	LCM Allowance – Operating results in the first quarter fiscal 2009 included a non-cash inventory adjustment for a lower-of-cost-or-market valuation allowance of $20 million.

Beef Segment Results
in millions	Three Months Ended
	January 2, 2010	December 27, 2008	Change
Sales	$2,682	$2,663	$19
Sales Volume Change			7.2%
Average Sales Price Change			(6.1)%

Operating Income	$119	$-	$119
Operating Margin	4.4%	0.0%

First quarter – Fiscal 2010 vs Fiscal 2009
●	Sales and Operating Income –
●
While our average sales prices have decreased as compared to the same period in 2009, we have increased our operating margins by maximizing our revenues relative to live cattle markets, as well as improved our operating costs.

●
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live cattle. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income - in millions	Qtr
2010	$6
2009	56
Decline in operating results	$(50)

Pork Segment Results
in millions	Three Months Ended
	January 2, 2010	December 27, 2008	Change
Sales	$815	$878	$(63)
Sales Volume Change			(1.1)%
Average Sales Price Change			(6.1)%

Operating Income	$62	$55	$7
Operating Margin	7.6%	6.3%

First quarter – Fiscal 2010 vs Fiscal 2009
●	Sales and Operating Income –
●
While our average sales prices have decreased as compared to the same period in 2009, we have still maintained a margin as the average live costs decreased in line with the drop in our average sales prices.

●
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live hogs. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr
2010	$(7)
2009	23
Decline in operating results	$(30)

Prepared Foods Segment Results
in millions	Three Months Ended
	January 2, 2010	December 27, 2008	Change
Sales	$713	$746	$(33)
Sales Volume Change			1.4%
Average Sales Price Change			(5.8)%

Operating Income	$55	$35	$20
Operating Margin	7.7%	4.7%

First quarter – Fiscal 2010 vs Fiscal 2009
●
Operating income improved due to an increase in sales volume, as well as a reduction in raw material costs that exceeded the decrease in our average sales prices. In addition, we made several operational improvements in fiscal 2009 that allow us to run our plants more efficiently. In the first quarter of fiscal 2010, we received $8 million in insurance proceeds related to the flood damage at our Jefferson, Wisconsin, plant.

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

Cash Flows from Operating Activities
in millions	Three Months Ended
	January 2, 2010	December 27, 2008
Net income (loss)	$159	$(104)
Non-cash items in net income (loss):
Depreciation and amortization	123	122
Deferred income taxes	3	(59)
Other, net	5	40
Changes in working capital	258	144
Net cash provided by operating activities	$548	$143

Cash flows associated with changes in working capital for the three months ended:
●	January 2, 2010 – Increased primarily due to a lower inventory balance and an increase in accruals for interest and accrued salaries, wages and benefits.
●
December 27, 2008 – Increased due to lower inventory and accounts receivable balances, partially offset by lower trade accounts payable, lower other current liabilities and higher other current assets.

Cash Flows from Investing Activities
in millions	Three Months Ended
	January 2, 2010	December 27, 2008
Additions to property, plant and equipment	$(113)	$(84)
Proceeds from sale (purchases) of marketable securities, net	(1)	15
Acquisitions, net of cash acquired	-	(52)
Change in restricted cash to be used for investing activities	21	(85)
Other, net	(3)	5
Net cash used for investing activities	$(96)	$(201)

●	Additions to property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.
	●	Capital spending for fiscal 2010 is expected to be approximately $600 million, and includes:
		●	approximately $550 million on current core business and foreign capital spending; and
●
approximately $50 million related to Dynamic Fuels LLC (Dynamic Fuels), most of which relates to the completion of Dynamic Fuels’ first facility. Construction of this facility is expected to continue into the third quarter of fiscal 2010, with production targeted soon thereafter. During the first quarter of fiscal 2010, we used $21 million of our restricted cash for spending on this facility, which left $22 million available at January 2, 2010, for future spending on this facility. During the first quarter of fiscal 2009, we used $14 million of our restricted cash for spending on this facility.

●
Acquisitions – In October 2008, we acquired three vertically integrated poultry companies in southern Brazil. The aggregate purchase price was $67 million, which included $17 million of mandatory deferred payments, of which $4 million remains to be paid through 2011. In addition, we have $16 million of contingent purchase price based on production volumes.

Cash Flows from Financing Activities
in millions	Three Months Ended
	January 2, 2010	December 27, 2008
Payments on debt	$(76)	$(41)
Proceeds from borrowings of debt	9	99
Purchases of treasury shares	(17)	(1)
Dividends	(15)	(15)
Change in negative book cash balances	(1)	(73)
Other, net	3	-
Net cash used for financing activities	$(97)	$(31)

●	Payments on debt – During the first quarter of fiscal 2010, we bought back the following: $34 million of 7.0% Notes due May 2018 and $30 million of 8.25% Notes due October 2011 (2011 Notes).
●
In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the Federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033.

Liquidity

in millions
			Borrowing	Outstanding
	Commitments	Facility	Base	Letters of Credit	Amount	Amount
	Expiration Date	Amount	Adjustment	(no draw downs)	Borrowed	Available
Cash and cash equivalents						$1,364
Revolving credit facility	March 2012	$1,000	$(136)	$(266)	$-	$598
Total liquidity						$1,962

●
The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

●
Borrowing Base Adjustment – Availability under this facility, up to $1.0 billion, is based on a percentage of certain eligible accounts receivable and eligible inventory and is reduced by certain reserves. At January 2, 2010, the amount eligible for borrowing and issuing letters of credit was $864 million due to the reduction in accounts receivable and inventory.

●
Note Repurchases and Retirements – During the first quarter of fiscal 2010 and through the filing of this quarterly report, we used cash and restricted cash on hand to repurchase and retire $510 million of our senior notes. We will continue to evaluate note repurchase opportunities as a use of our cash. The following is a summary of our note repurchases and retirements:

●
At January 2, 2010, we had $140 million of 7.95% Notes due on February 1, 2010 (2010 Notes). We originally placed $234 million of the net proceeds from the 2014 Notes in a blocked cash collateral account to be used for the payment, prepayment, repurchase or defeasance of the 2010 Notes. On February 1, 2010, we used the remaining proceeds in this blocked cash collateral account to retire the outstanding 2010 Notes.

●
At January 2, 2010, we had $809 million of 2011 Notes. Subsequent to January 2, 2010, through the filing of this quarterly report, we repurchased $253 million of the 2011 Notes. We plan presently to use current cash on hand and cash flows from operations for payment on the remaining $556 million of 2011 Notes.

●
At January 2, 2010, we had $923 million of 7.85% Notes due April 2016 (2016 Notes). Subsequent to January 2, 2010, through the filing of this quarterly report, we repurchased $53 million of the 2016 Notes.

●
Interest Expense – We incurred one-time losses of $24 million on the repurchases that occurred subsequent to January 2, 2010, through the filing of this quarterly report, which will increase our second quarter fiscal 2010 net interest expense. However, the repurchase and retirement of $510 million of senior notes will reduce net interest expense by approximately $8 million in the second quarter of fiscal 2010 and $10 million, or approximately $74 million total net interest expense, each subsequent quarter. In addition, at the beginning of fiscal 2010, we adopted new accounting guidance, which required us to record a discount on our 3.25% Convertible Senior Notes due 2013 (2013 Notes). This discount will be accreted over the five-year term of the 2013 Notes at the effective interest rate of 8.26%, which will result in $16 million of non-cash interest expense in fiscal 2010, or $4 million per quarter. Based on these items, we expect net interest expense for fiscal 2010 to be approximately $325 million.

●	Our current ratio was 2.11 to 1 and 2.20 to 1 at January 2, 2010, and October 3, 2009, respectively.

Deterioration of Credit and Capital Markets
Credit market conditions deteriorated rapidly during our fourth quarter of fiscal 2008 and continue today. Several major banks and financial institutions failed or were forced to seek assistance through distressed sales or emergency government measures. While not all-inclusive, the following summarizes some of the impacts to our business:

Credit Facility
Cash flows from operating activities and current cash on hand are our primary source of liquidity for funding debt service and capital expenditures. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit, and as a source of financing for growth opportunities. At January 2, 2010, the amount eligible for borrowing and issuing letters of credit was $864 million due to the reduction in accounts receivable and inventory. As of January 2, 2010, we had outstanding letters of credit totaling $266 million, none of which were drawn upon, which left $598 million available for borrowing. Our revolving credit facility is funded by a syndicate of 19 banks, with commitments ranging from $6 million to $115 million per bank. If any of the banks in the syndicate are unable to perform on their commitments to fund the facility, our liquidity could be impaired, which could reduce our ability to fund working capital needs, support letters of credit or finance our growth opportunities.

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

Additionally, we have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. Although we believe the aggregate maximum obligation under the program is unlikely to ever be reached, the potential maximum obligation at January 2, 2010, was approximately $250 million. The total receivables under these programs were $93 million and $72 million at January 2, 2010, and October 3, 2009, respectively. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers' assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs' estimated uncollectible receivables of $28 million and $20 million at January 2, 2010, and October 3, 2009, respectively.

Investments
The value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets, are impacted by market volatility. These instruments were recorded at fair value as of January 2, 2010. We did not have a significant change in fair value of these instruments during the first three months of fiscal 2010.

We currently oversee two domestic and one foreign subsidiary non-contributory qualified defined benefit pension plans. All three pension plans are frozen to new participants and no additional benefits will accrue for participants. Based on our 2009 actuarial valuation, we anticipate contributions of $2 million to these plans for fiscal 2010. We also have one domestic unfunded defined benefit plan. Based on our 2009 actuarial valuation, we anticipate contributions of $2 million to this plan in fiscal 2010.

Financial Instruments
As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to commodity purchases. Similar to the capital markets, the commodities markets have been volatile over the past few years. Grain and some energy prices remain volatile after reaching an all-time high during our fourth quarter of fiscal 2008 before falling sharply. We have recently implemented policies to reduce our earnings volatility associated with mark-to-market derivative activities, including more use of normal physical purchases and normal physical sales which are not required to be marked to market.

Insurance
We rely on insurers as a protection against liability claims, property damage and various other risks. Our primary insurers maintain an A.M. Best Financial Strength Rating of A or better. Nevertheless, we continue to monitor this situation as insurers have been and are expected to continue to be impacted by the current capital market environment.

Capitalization
in millions
	January 2, 2010	October 3, 2009
Senior Notes	$3,191	$3,248
Other indebtedness	225	229
Total Debt	$3,416	$3,477

Total Shareholders’ Equity	$4,573	$4,431

Debt to Capitalization Ratio	42.8%	44.0%

●	At January 2, 2010, we had more than $1.5 billion of cash and cash equivalents and restricted cash.

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

CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; marketing and advertising costs; accrued self insurance; impairment of long-lived assets; impairment of goodwill and other intangible assets; and income taxes to be critical policies. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 3, 2009.

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

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effect of, or changes in, general economic conditions; (ii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (iii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iv) successful rationalization of existing facilities and operating efficiencies of the facilities; (v) risks associated with our commodity trading risk management activities; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers or loss of one or more large customers; (xii) adverse results from litigation; (xiii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws and occupational, health and safety laws; (xv) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xvi) effectiveness of advertising and marketing programs; and (xvii) those factors listed under Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended October 3, 2009.

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

Commodities Risk:  We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of January 2, 2010, and October 3, 2009, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value
in millions	January 2, 2010	October 3, 2009
Livestock:
Cattle	$21	$20
Hogs	23	12

Grain	5	1

Interest Rate Risk:  At January 2, 2010, we had fixed-rate debt of $3.2 billion with a weighted average interest rate of 8.0%. We have exposure to changes in interest rates on this fixed-rate debt as it relates to the fair value of debt. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $35 million at January 2, 2010, and $32 million at October 3, 2009. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

At January 2, 2010, we had variable rate debt of $215 million with a weighted average interest rate of 5.4%. A hypothetical 10% increase in interest rates effective at January 2, 2010, and October 3, 2009, would have a minimal effect on interest expense.

Foreign Currency Risk:  We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Chinese renminbi, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at January 2, 2010, and October 3, 2009, related to the foreign exchange forward contracts would have a $9 million and $15 million, respectively, impact on pretax income. In the future, we may enter into more foreign exchange forward contracts as a result of our international growth strategy.

Concentration of Credit Risk:  Refer to our market risk disclosures set forth in the 2009 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2009 Annual Report.

Item 4. Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of January 2, 2010, our disclosure controls and procedures were effective.

In the first quarter ended January 2, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to the discussion of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 11: Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

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

On January 9, 2003, we received a notice of liability letter from Union Pacific Railroad Company (“Union Pacific”) relating to our alleged contributions of waste oil to the Double Eagle Refinery Superfund Site in Oklahoma City, Oklahoma. On August 22, 2006, the United States and the State of Oklahoma filed a lawsuit styled United States of America, et al. v. Union Pacific Railroad Co. in the United States District Court for the Western District of Oklahoma seeking more than $22 million (the amount sought was subsequently increased to more than $30 million) to remediate the Double Eagle site. Certain Tyson entities joined a “potentially responsible parties” group on October 31, 2006. A settlement between the “potentially responsible parties” group, the United States, and the State of Oklahoma was reached and the Tyson entities paid $625,586 into escrow towards the settlement of the matter. In furtherance of finalizing the settlement, the U.S. Department of Justice filed a complaint styled United States of America, et al. v. Albert Investment Co., Inc. et al. against the “potentially responsible parties,” and a proposed Consent Decree addressing all alleged liability of the Tyson entities for the site was lodged on June 27, 2008. On October 10, 2008, Union Pacific initiated litigation to challenge the proposed Consent Decree by filing a motion to intervene in the litigation, which the court denied. Union Pacific appealed this decision to the United States Court of Appeals for the Tenth Circuit. The "potentially responsible parties" group and other parties filed briefs in the Tenth Circuit, and oral arguments occurred on September 21, 2009. On November 10, 2009, the Tenth Circuit Court of Appeals reversed the District Court’s decision, and Union Pacific is now permitted to intervene in the litigation.

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

Since 2003, nine lawsuits have been brought against us and several other poultry companies by approximately 150 plaintiffs in Washington County, Arkansas Circuit Court (Green v. Tyson Foods, Inc., et al., Bible v. Tyson Foods, Inc., Beal v. Tyson Foods, Inc., et al., McWhorter v. Tyson Foods, Inc., et al., McConnell v. Tyson Foods, Inc., et al., Carroll v. Tyson Foods, Inc., et al., Belew v. Tyson Foods, Inc., et al., Gonzalez v. Tyson Foods, Inc., et al., and Rasco v. Tyson Foods, Inc., et al.) alleging that the land application of poultry litter caused arsenic and pathogenic mold and fungi contamination of the air, soil and water in and around Prairie Grove, Arkansas.

In addition to the poultry company defendants, plaintiffs sued Alpharma, the manufacturer of a feed ingredient containing an organic arsenic compound that has been used in the broiler industry. Plaintiffs are seeking recovery for several types of personal injuries, including several forms of cancer. On August 2, 2006, the Court granted summary judgment in favor of Tyson and the other poultry company defendants in the first case to go to trial and denied summary judgment as to Alpharma. The case was tried against Alpharma and the jury returned a verdict in favor of Alpharma. Plaintiffs appealed the summary judgment in favor of the poultry company defendants and the Court stayed the remaining eight lawsuits pending the appeal. On May 8, 2008, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry company defendants. The remanded trial in this case against us and the other poultry company defendants was held, and on May 14, 2009, the jury returned a verdict in favor of the defendants. On July 13, 2009, plaintiffs filed a notice of appeal to the Arkansas Supreme Court.

Other Matters:  We currently have approximately 117,000 employees and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.

Item 1A. Risk Factors

There have been no material changes to the risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended October 3, 2009. These risk factors should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations. These risks are not the only risks we face. Additional risks and uncertainties not currently known or we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct. 4, 2009 to Oct. 31, 2009		976,431	$12.37	-	22,474,439
Nov. 1, 2009 to Dec. 5, 2009		239,596	12.85	-	22,474,439
Dec. 6, 2009 to Jan. 2, 2010		149,824	12.47	-	22,474,439
Total	(2)	1,365,851	$12.47	-	22,474,439

(1)
On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)
We purchased 1,365,851 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain company obligations under our equity compensation plans. These transactions included 563,711 shares purchased in open market transactions and 802,140 shares withheld to cover required tax withholdings on the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed with this report.

Exhibit No.	Exhibit Description
10.1
Employment Agreement, dated December 16, 2009, by and between the Company and Mr. Donnie Smith (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.2
Employment Agreement, dated December 16, 2009, by and between the Company and Mr. James V. Lochner (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.3	Employment Agreement, dated December 9, 2009, by and between the Company and Donnie King.

10.4	Employment Agreement, dated December 21, 2009, by and between the Company and Noel White.

10.5	Amendment, dated January 12, 2010, to the Credit Agreement dated March 9, 2009, among the Company, JPMorgan Chase Bank, N.A., as the Administrative Agent, and certain other lenders party thereto.

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 5, 2010	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief
Financial Officer

Date: February 5, 2010	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer