Form 10-Q
period 2010-04-03
TYSON FOODS INC
filed 2010-05-10
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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
Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 3, 2010.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	306,947,285
Class B Common Stock, $0.10 Par Value (Class B stock)	70,021,155

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009

Sales	$6,916	$6,307	$13,551	$12,828
Cost of Sales	6,352	6,054	12,458	12,557
	564	253	1,093	271

Selling, General and Administrative	220	209	435	425
Other Charges	-	15	-	15
Operating Income (Loss)	344	29	658	(169)
Other (Income) Expense:
Interest income	(4)	(5)	(7)	(9)
Interest expense	100	78	180	145
Other, net	(1)	3	-	21
	95	76	173	157
Income (Loss) from Continuing Operations before Income Taxes	249	(47)	485	(326)
Income Tax Expense (Benefit)	93	58	170	(111)
Income (Loss) from Continuing Operations	156	(105)	315	(215)
Loss from Discontinued Operation, net of tax	-	(14)	-	(8)
Net Income (Loss)	156	(119)	315	(223)
Less: Net Loss Attributable to Noncontrolling Interest	(3)	-	(4)	(2)
Net Income (Loss) Attributable to Tyson	$159	$(119)	$319	$(221)

Weighted Average Shares Outstanding:
Class A Basic	303	303	303	303
Class B Basic	70	70	70	70
Diluted	378	373	377	373
Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.43	$(0.29)	$0.87	$(0.58)
Class B Basic	$0.39	$(0.26)	$0.78	$(0.53)
Diluted	$0.42	$(0.28)	$0.84	$(0.57)
Loss Per Share from Discontinued Operation Attributable to Tyson:
Class A Basic	$-	$(0.04)	$-	$(0.02)
Class B Basic	$-	$(0.04)	$-	$(0.02)
Diluted	$-	$(0.04)	$-	$(0.02)
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$0.43	$(0.33)	$0.87	$(0.60)
Class B Basic	$0.39	$(0.30)	$0.78	$(0.55)
Diluted	$0.42	$(0.32)	$0.84	$(0.59)
Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.080	$0.080
Class B	$0.036	$0.036	$0.072	$0.072

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	April 3, 2010	October 3, 2009
Assets
Current Assets:
Cash and cash equivalents	$812	$1,004
Restricted cash	-	140
Accounts receivable, net	1,125	1,100
Inventories, net	2,112	2,009
Other current assets	180	122
Total Current Assets	4,229	4,375
Restricted Cash	-	43
Net Property, Plant and Equipment	3,628	3,576
Goodwill	1,918	1,917
Intangible Assets	176	187
Other Assets	460	497
Total Assets	$10,411	$10,595

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$90	$219
Trade accounts payable	963	1,013
Other current liabilities	864	761
Total Current Liabilities	1,917	1,993
Long-Term Debt	2,889	3,258
Deferred Income Taxes	309	309
Other Liabilities	508	539
Redeemable Noncontrolling Interest	65	65
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,227	2,236
Retained earnings	2,685	2,399
Accumulated other comprehensive loss	(27)	(34)
	4,924	4,640
Less treasury stock, at cost – 15 million shares at April 3, 2010,
and 16 million shares at October 3, 2009	231	242
Total Tyson Shareholders’ Equity	4,693	4,398
Noncontrolling Interest	30	33
Total Shareholders’ Equity	4,723	4,431
Total Liabilities and Shareholders’ Equity	$10,411	$10,595

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	April 3, 2010	March 28, 2009
Cash Flows From Operating Activities:
Net income (loss)	$315	$(223)
Depreciation and amortization	247	253
Deferred income taxes	1	(78)
Other, net	47	88
Net changes in working capital	(111)	367
Cash Provided by Operating Activities	499	407

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(264)	(160)
Change in restricted cash to be used for investing activities	43	(76)
Proceeds from sale of marketable securities	22	25
Purchases of marketable securities	(26)	(13)
Proceeds from sale of discontinued operation	-	43
Acquisitions, net of cash acquired	-	(76)
Other, net	(2)	20
Cash Used for Investing Activities	(227)	(237)

Cash Flows From Financing Activities:
Net payments on revolving credit facilities	-	(2)
Payments on debt	(555)	(51)
Proceeds from borrowings of debt	15	851
Debt issuance costs	-	(58)
Change in restricted cash to be used for financing activities	140	(234)
Purchases of treasury shares	(31)	(4)
Dividends	(30)	(30)
Change in negative book cash balances	(13)	(90)
Stock options exercised and other, net	15	4
Cash Provided by (Used for) Financing Activities	(459)	386

Effect of Exchange Rate Change on Cash	(5)	11

Increase (Decrease) in Cash and Cash Equivalents	(192)	567
Cash and Cash Equivalents at Beginning of Year	1,004	250
Cash and Cash Equivalents at End of Period	$812	$817

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

We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of April 3, 2010, the results of operations for the three and six months ended April 3, 2010, and March 28, 2009, and cash flows for the six months ended April 3, 2010, and March 28, 2009. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.

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

In May 2008, the FASB issued guidance which specifies issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. We adopted this guidance in the first quarter of fiscal 2010 and applied it retrospectively. Upon retrospective adoption, our effective interest rate on our 3.25% Convertible Senior Notes due 2013 was determined to be 8.26%, which resulted in the recognition of a $92 million discount to these notes with the offsetting after tax amount of $56 million recorded to capital in excess of par value. This discount will be accreted over the five-year term of the convertible notes at the effective interest rate. The impact to our previously reported fiscal 2008 interest expense was not significant, while the impact increased fiscal 2009 non-cash interest expense by $17 million.

The following table presents the effects of the retrospective application of new accounting guidance on our consolidated condensed financial statements (in millions, except per share data):

		Adjustments:	Adjustments:
	Previously	Convertible	Noncontrolling	As
	Reported	Debt	Interest	Adjusted
October 3, 2009 Balance Sheet:
Long-Term Debt	$3,333	$(75)	$-	$3,258
Deferred Income Taxes	280	29	-	309
Minority Interest	98	-	(98)	-
Redeemable Noncontrolling Interest	-	-	65	65
Capital in Excess of Par Value	2,180	56	-	2,236
Retained Earnings	2,409	(10)	-	2,399
Total Tyson Shareholders’ Equity	4,352	46	-	4,398
Noncontrolling Interest	-	-	33	33
Total Shareholders’ Equity	4,352	46	33	4,431

Three Months Ended March 28, 2009 – Income Statement:
Interest Expense	$74	$4	$-	$78
Income (Loss) from Continuing Operations before Income Taxes	(43)	(4)	-	(47)
Income Tax Expense (Benefit)	47	11	-	58
Income (Loss) from Continuing Operations	(90)	(15)	-	(105)
Minority Interest	-	-	-	-
Net Income (Loss)	(104)	(15)	-	(119)
Less: Net Loss Attributable to Noncontrolling Interest	-	-	-	-
Net Income (Loss) Attributable to Tyson	-	-	-	(119)

Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$(0.25)	$(0.04)	$-	$(0.29)
Class B Basic	$(0.22)	$(0.04)	$-	$(0.26)
Diluted	$(0.24)	$(0.04)	$-	$(0.28)
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$(0.29)	$(0.04)	$-	$(0.33)
Class B Basic	$(0.26)	$(0.04)	$-	$(0.30)
Diluted	$(0.28)	$(0.04)	$-	$(0.32)

		Adjustments:	Adjustments:
	Previously	Convertible	Noncontrolling	As
	Reported	Debt	Interest	Adjusted
Six Months Ended March 28, 2009 – Income Statement:
Interest Expense	$137	$8	$-	$145
Income (Loss) from Continuing Operations before Income Taxes	(318)	(8)	-	(326)
Income Tax Expense (Benefit)	(108)	(3)	-	(111)
Income (Loss) from Continuing Operations	(210)	(5)	-	(215)
Minority Interest	(2)	-	2	-
Net Income (Loss)	(216)	(5)	(2)	(223)
Less: Net Loss Attributable to Noncontrolling Interest	-	-	(2)	(2)
Net Income (Loss) Attributable to Tyson	-	-	-	(221)

Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$(0.57)	$(0.01)	$-	$(0.58)
Class B Basic	$(0.51)	$(0.02)	$-	$(0.53)
Diluted	$(0.56)	$(0.01)	$-	$(0.57)
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$(0.59)	$(0.01)	$-	$(0.60)
Class B Basic	$(0.53)	$(0.02)	$-	$(0.55)
Diluted	$(0.58)	$(0.01)	$-	$(0.59)

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

In June 2009, the FASB issued guidance removing the concept of a qualifying special-purpose entity (QSPE). This guidance also clarifies the requirements for isolation and limitations on portions of financial assets eligible for sale accounting. This guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt this guidance at the beginning of fiscal year 2011. We are in the process of evaluating the potential impacts of such adoption.

In June 2009 and December 2009, the FASB issued guidance requiring an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing assessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt this guidance at the beginning of fiscal year 2011. We are in the process of evaluating the potential impacts of such adoption.

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

We recorded a pretax loss on sale of Lakeside of $10 million in the three and six months ended March 28, 2009, which included an allocation of beef reporting unit goodwill of $59 million and cumulative currency translation adjustment gains of $37 million.

The following is a summary of Lakeside’s operating results (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Sales	$-	$210	$-	$461

Pretax income from discontinued operation	$-	$1	$-	$11
Loss on sale of discontinued operation	-	(10)	-	(10)
Income tax expense	-	5	-	9
Loss from discontinued operation	$-	$(14)	$-	(8)

NOTE 4:  DISPOSITIONS AND OTHER CHARGES

On March 27, 2009, we announced the decision to close our Ponca City, Oklahoma, processed meats plant. The plant ceased operation in August 2009. The closing resulted in the elimination of approximately 600 jobs. During the second quarter of fiscal 2009, we recorded charges of $15 million, which included $14 million for estimated impairment charges and $1 million of employee termination benefits. The charges are reflected in the Prepared Foods segment’s Operating Income and included in the Consolidated Condensed Statements of Income in Other Charges.

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

Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored at all times, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and primarily deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at April 3, 2010.

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

Cash flow hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 12 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and six months ended April 3, 2010, and March 28, 2009.

We had the following aggregated notionals of outstanding forward contracts accounted for as cash flow hedges:

	Metric	April 3, 2010	October 3, 2009
Commodity:
Corn	Bushels	10 million	4 million
Soy meal	Tons	77,900	16,900

The net amount of pretax losses in accumulated OCI as of April 3, 2010, expected to be reclassified into earnings within the next 12 months, was $7 million. During the three and six months ended April 3, 2010, and March 28, 2009, we did not reclassify any pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss)		Consolidated Condensed	Gain/(Loss)
	Recognized in OCI		Statements of Income	Reclassified from
	On Derivatives		Classification	OCI to Earnings
	Three Months Ended			Three Months Ended
	April 3, 2010	March 28, 2009		April 3, 2010	March 28, 2009
Cash Flow Hedge – Derivatives
designated as hedging instruments:
Commodity contracts	$(7)	$(4)	Cost of Sales	$1	$(11)
Foreign exchange contracts	-	(1)	Other Income/Expense	-	-
Total	$(7)	$(5)		$1	$(11)

	Gain/(Loss)		Consolidated Condensed	Gain/(Loss)
	Recognized in OCI		Statements of Income	Reclassified from
	On Derivatives		Classification	OCI to Earnings
	Six Months Ended			Six Months Ended
	April 3, 2010	March 28, 2009		April 3, 2010	March 28, 2009
Cash Flow Hedge – Derivatives
designated as hedging instruments:
Commodity contracts	$(5)	$(61)	Cost of Sales	$(1)	$(44)
Foreign exchange contracts	-	9	Other Income/Expense	-	7
Total	$(5)	$(52)		$(1)	$(37)

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

	Metric	April 3, 2010	October 3, 2009
Commodity:
Live Cattle	Pounds	458 million	133 million
Lean Hogs	Pounds	369 million	171 million

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

					in millions
	Consolidated Condensed
	Statements of Income	Three Months Ended		Six Months Ended
	Classification	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Gain/(Loss) on forwards	Cost of Sales	$(17)	$47	$(16)	$115
Gain/(Loss) on purchase contract	Cost of Sales	17	(47)	16	(115)

Ineffectiveness related to our fair value hedges was not significant for the three and six months ended April 3, 2010, and March 28, 2009.

Foreign net investment hedges
We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Condensed Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant for the three and six months ended April 3, 2010, and March 28, 2009. At April 3, 2010, we had approximately $49 million aggregate outstanding notionals related to our forward foreign currency contracts accounted for as foreign net investment hedges.

The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss)		Consolidated Condensed	Gain/(Loss)
	Recognized in OCI		Statements of Income	Reclassified from
	On Derivatives		Classification	OCI to Earnings
	Three Months Ended			Three Months Ended
	April 3, 2010	March 28, 2009		April 3, 2010	March 28, 2009
Net Investment Hedge – Derivatives
designated as hedging instruments:
Foreign exchange contracts	$(1)	$(5)	Other Income/Expense	$-	$-

	Gain/(Loss)		Consolidated Condensed	Gain/(Loss)
	Recognized in OCI		Statements of Income	Reclassified from
	On Derivatives		Classification	OCI to Earnings
	Six Months Ended			Six Months Ended
	April 3, 2010	March 28, 2009		April 3, 2010	March 28, 2009
Net Investment Hedge – Derivatives
designated as hedging instruments:
Foreign exchange contracts	$(1)	$(1)	Other Income/Expense	$-	$-

Ineffectiveness related to our foreign net investment hedges was not significant for the three and six months ended April 3, 2010, and March 28, 2009.

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

We had the following aggregate outstanding notionals related to our undesignated positions:

	Metric	April 3, 2010	October 3, 2009
Commodity:
Corn	Bushels	31 million	11 million
Soy meal	Tons	186,400	73,000
Live Cattle	Pounds	17 million	82 million
Lean Hogs	Pounds	142 million	11 million
Natural Gas	British thermal units	100 billion	850 billion
Foreign Currency	United States dollars	$95 million	$124 million
Interest Rate	Average monthly notional debt	$58 million	$64 million

Included in our undesignated positions are certain commodity grain positions (which do not qualify for hedge treatment) we enter into to manage the risk of costs associated with forward sales to certain customers for which sales prices are determined under cost-plus arrangements. These unrealized positions totaled $0 and losses of $17 million at April 3, 2010, and October 3, 2009, respectively. When these positions are liquidated, we expect any realized gains or losses will be reflected in the prices of the poultry products sold. Since these derivative positions do not qualify for hedge treatment, they initially create volatility in our earnings associated with changes in fair value. However, once the positions are liquidated and included in the sales price to the customer, there is ultimately no earnings impact as any previous fair value gains or losses are included in the prices of the poultry products.

The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed
	Statements of Income	Gain/(Loss)		Gain/(Loss)
	Classification	Recognized in Earnings		Recognized in Earnings
		Three Months Ended		Six Months Ended
		April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Derivatives not designated as
hedging instruments:
Commodity contracts	Sales	$14	$(7)	$22	$(22)
Commodity contracts	Cost of Sales	(24)	(27)	(31)	(174)
Foreign exchange contracts	Other Income/Expense	-	6	(2)	9
Interest rate contracts	Interest Expense	-	-	-	3
Total		$(10)	$(28)	$(11)	$(184)

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

		Fair Value
	Balance Sheet	April 3,	October 3,
	Classification	2010	2009
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$-	$12

Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	10	9
Foreign exchange contracts	Other current assets	3	-
Total derivative assets – not designated		13	9

Total derivative assets		$13	$21

Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	Other current liabilities	$42	$2
Foreign exchange contracts	Other current liabilities	1	-
Total derivative liabilities – designated		43	2

Derivatives not designated as hedging instruments:
Commodity contracts	Other current liabilities	31	13
Foreign exchange contracts	Other current liabilities	2	1
Interest rate contracts	Other current liabilities	3	4
Total derivative liabilities – not designated		36	18

Total derivative liabilities		$79	$20

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

NOTE 6:  INVENTORIES

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

	April 3, 2010	October 3, 2009
Processed products:
Weighted-average method – chicken and prepared foods	$620	$629
First-in, first-out method – beef and pork	416	414
Livestock – first-in, first-out method	748	631
Supplies and other – weighted-average method	328	335
Total inventories, net	$2,112	$2,009

NOTE 7:  PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	April 3, 2010	October 3, 2009
Land	$96	$96
Buildings and leasehold improvements	2,586	2,570
Machinery and equipment	4,658	4,640
Land improvements and other	228	227
Buildings and equipment under construction	452	297
	8,020	7,830
Less accumulated depreciation	4,392	4,254
Net property, plant and equipment	$3,628	$3,576

NOTE 8:  OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	April 3, 2010	October 3, 2009
Accrued salaries, wages and benefits	$314	$187
Self-insurance reserves	235	230
Other	315	344
Total other current liabilities	$864	$761

NOTE 9:  COMMITMENTS

We guarantee obligations of certain outside third parties, which consists of a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to eight years, and the maximum potential amount of future payments as of April 3, 2010, was $70 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The terms of the lease maturities cover periods up to six years. The maximum potential amount of the residual value guarantees is $54 million, of which $23 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At April 3, 2010, and October 3, 2009, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of April 3, 2010, was approximately $250 million. The total receivables under these programs were $92 million and $72 million at April 3, 2010, and October 3, 2009, respectively, and are included, net of allowance for uncollectible amounts, in Other Assets in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers' assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs' estimated uncollectible receivables of $28 million and $20 million at April 3, 2010, and October 3, 2009, respectively.

The minority partner in our Shandong Tyson Xinchang Foods joint ventures in China has the right to exercise put options to require us to purchase its entire 40% equity interest at a price equal to the minority partner’s contributed capital plus (minus) its pro-rata share of the joint venture's accumulated and undistributed net earnings (losses). The put options are exercisable for a five-year term commencing April 2011. At April 3, 2010, the put options, if they had been exercisable, would have resulted in a purchase price of approximately $71 million for the minority partner’s entire equity interest. We do not believe the exercise of the put options would materially impact our results of operations or financial condition.

NOTE 10:  LONG-TERM DEBT

The major components of long-term debt are as follows (in millions):

	April 3, 2010	October 3, 2009

Revolving credit facility – expires March 2012	$-	$-
Senior notes:
7.95% Notes due February 2010 (2010 Notes)	-	140
8.25% Notes due October 2011 (2011 Notes)	552	839
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	810	810
7.85% Senior notes due April 2016 (2016 Notes)	866	923
7.00% Notes due May 2018	140	174
7.125% Senior notes due February 2026	9	9
7.00% Notes due January 2028	27	27
Discount on senior notes	(119)	(132)
GO Zone tax-exempt bonds due October 2033 (0.25% at 4/3/2010)	100	100
Other	136	129
Total debt	2,979	3,477
Less current debt	90	219
Total long-term debt	$2,889	$3,258

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

Availability under this facility, up to $1.0 billion, is based on a percentage of certain eligible receivables and eligible inventory and is reduced by certain reserves. After reducing the amount eligible by outstanding letters of credit issued under this facility, the amount available for borrowing under this facility at April 3, 2010, was $772 million. At April 3, 2010, we had outstanding letters of credit issued under this facility totaling approximately $228 million, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds. We had an additional $48 million of bilateral letters of credit not issued under this facility, none of which were drawn upon.

This facility is fully and unconditionally guaranteed on a senior secured basis by substantially all of our domestic subsidiaries. The guarantors’ cash, accounts receivable, inventory and proceeds received related to these items secure our obligations under this facility.

2010 Notes
In March 2009, we issued $810 million of senior unsecured notes, which will mature in March 2014. We placed a portion of the net proceeds in a blocked cash collateral account used for the payment, prepayment, repurchase or defeasance of the 2010 Notes. These proceeds were recorded in Current Assets as Restricted Cash in the Consolidated Condensed Balance Sheets at October 3, 2009. On February 1, 2010, we used the remaining proceeds as payment for the outstanding 2010 Notes.

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

On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of April 3, 2010, none of the conditions permitting conversion of the 2013 Notes had been satisfied.

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

GO Zone Tax-Exempt Bonds
In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033. In November 2008, we entered into an interest rate swap related to these bonds to mitigate our interest rate risk on a portion of the bonds for five years. We also issued a letter of credit as a guarantee for the entire bond issuance. The proceeds from the bond issuance could only be used towards the construction of the Dynamic Fuels’ facility. Accordingly, the unused proceeds were recorded as non-current Restricted Cash in the Consolidated Condensed Balance Sheets and were substantially utilized prior to the end of the second quarter of fiscal 2010.

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

Our 2014 Notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: incur additional debt and issue preferred stock; make certain investments and restricted payments; create liens; create restrictions on distributions from subsidiaries; engage in specified sales of assets and subsidiary stock; enter into transactions with affiliates; enter new lines of business; engage in consolidation, mergers and acquisitions; and engage in certain sale/leaseback transactions.

Condensed Consolidating Financial Statements
Tyson Fresh Meats, Inc. (TFM Parent), our wholly-owned subsidiary, has fully and unconditionally guaranteed the 2016 Notes. TFM Parent and substantially all of our wholly-owned domestic subsidiaries have fully and unconditionally guaranteed the 2014 Notes. The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); TFM Parent; the other 2014 Notes' guarantor subsidiaries (Guarantors) on a combined basis; the elimination entries necessary to reflect TFM Parent and the Guarantors, which collectively represent the 2014 Notes' total guarantor subsidiaries (2014 Guarantors), on a combined basis; the 2014 Notes' non-guarantor subsidiaries (Non-Guarantors) on a combined basis; the elimination entries necessary to consolidate TFI Parent, the 2014 Guarantors and the Non-Guarantors; and Tyson Foods, Inc. on a consolidated basis, and is provided as an alternative to providing separate financial statements for the guarantor(s).

Condensed Consolidating Statement of Income for the three months ended April 3, 2010							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Sales	$128	$3,827	$3,061	$(238)	$6,650	$266	$(128)	$6,916
Cost of Sales	4	3,596	2,870	(238)	6,228	248	(128)	6,352
	124	231	191	-	422	18	-	564
Selling, general and administrative	25	44	131	-	175	20	-	220
Operating Income (Loss)	99	187	60	-	247	(2)	-	344

Other (Income) Expense:
Interest expense, net	94	1	4	-	5	(3)	-	96
Other, net	4	1	(6)	-	(5)	-	-	(1)
Equity in net earnings of subsidiaries	(159)	(10)	6	6	2	(4)	161	-
	(61)	(8)	4	6	2	(7)	161	95

Income (Loss) from Continuing Operations before
Income Taxes	160	195	56	(6)	245	5	(161)	249
Income Tax Expense	1	64	20	-	84	8	-	93
Income (Loss) from Continuing Operations	159	131	36	(6)	161	(3)	(161)	156
Income from Discontinued Operation, net of tax	-	-	-	-	-	-	-	-
Net Income (Loss)	159	131	36	(6)	161	(3)	(161)	156
Less: Net Loss Attributable to Noncontrolling Interest	-	-	-	-	-	(3)	-	(3)
Net Income (Loss) Attributable to Tyson	$159	$131	$36	$(6)	$161	$-	$(161)	$159

Condensed Consolidating Statement of Income for the three months ended March 28, 2009							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Sales	$2	$3,319	$2,997	$(176)	$6,140	$171	$(6)	$6,307
Cost of Sales	5	3,226	2,850	(176)	5,900	155	(6)	6,054
	(3)	93	147	-	240	16	-	253
Selling, general and administrative	31	49	113	-	162	16	-	209
Other charges	-	-	15	-	15	-	-	15
Operating Income (Loss)	(34)	44	19	-	63	-	-	29

Other (Income) Expense:
Interest expense, net	64	-	4	-	4	5	-	73
Other, net	(1)	(2)	1	-	(1)	5	-	3
Equity in net earnings of subsidiaries	(32)	11	32	(15)	28	(4)	8	-
	31	9	37	(15)	31	6	8	76

Income (Loss) from Continuing Operations before
Income Taxes	(65)	35	(18)	15	32	(6)	(8)	(47)
Income Tax Expense (Benefit)	60	7	(9)	-	(2)	-	-	58
Income (Loss) from Continuing Operations	(125)	28	(9)	15	34	(6)	(8)	(105)
Income (Loss) from Discontinued Operation, net of tax	7	-	-	-	-	(21)	-	(14)
Net Income (Loss)	(118)	28	(9)	15	34	(27)	(8)	(119)
Less: Net Loss Attributable to Noncontrolling Interest	1	-	-	-	-	(1)	-	-
Net Income (Loss) Attributable to Tyson	$(119)	$28	$(9)	$15	$34	$(26)	$(8)	$(119)

Condensed Consolidating Statement of Income for the six months ended April 3, 2010							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Sales	$221	$7,431	$5,986	$(423)	$12,994	$555	$(219)	$13,551
Cost of Sales	(6)	6,985	5,596	(423)	12,158	525	(219)	12,458
	227	446	390	-	836	30	-	1,093
Selling, general and administrative	53	88	255	-	343	39	-	435
Operating Income (Loss)	174	358	135	-	493	(9)	-	658

Other (Income) Expense:
Interest expense, net	170	3	8	-	11	(8)	-	173
Other, net	8	1	(7)	-	(6)	(2)	-	-
Equity in net earnings of subsidiaries	(323)	(28)	16	18	6	(10)	327	-
	(145)	(24)	17	18	11	(20)	327	173

Income (Loss) from Continuing Operations before
Income Taxes	319	382	118	(18)	482	11	(327)	485
Income Tax Expense	-	117	38	-	155	15	-	170
Income (Loss) from Continuing Operations	319	265	80	(18)	327	(4)	(327)	315
Income from Discontinued Operation, net of tax	-	-	-	-	-	-	-	-
Net Income (Loss)	319	265	80	(18)	327	(4)	(327)	315
Less: Net Loss Attributable to Noncontrolling Interest	-	-	-	-	-	(4)	-	(4)
Net Income (Loss) Attributable to Tyson	$319	$265	$80	$(18)	$327	$-	$(327)	$319

Condensed Consolidating Statement of Income for the six months ended March 28, 2009							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Sales	$4	$6,933	$5,933	$(370)	$12,496	$341	$(13)	$12,828
Cost of Sales	282	6,745	5,600	(370)	11,975	313	(13)	12,557
	(278)	188	333	-	521	28	-	271
Selling, general and administrative	60	102	230	-	332	33	-	425
Other charges	-	-	15	-	15	-	-	15
Operating Income (Loss)	(338)	86	88	-	174	(5)	-	(169)

Other (Income) Expense:
Interest expense, net	121	4	9	-	13	2	-	136
Other, net	-	(2)	-	-	(2)	23	-	21
Equity in net earnings of subsidiaries	(63)	17	57	(23)	51	(6)	18	-
	58	19	66	(23)	62	19	18	157

Income (Loss) from Continuing Operations before
Income Taxes	(396)	67	22	23	112	(24)	(18)	(326)
Income Tax Expense (Benefit)	(156)	28	27	-	55	(10)	-	(111)
Income (Loss) from Continuing Operations	(240)	39	(5)	23	57	(14)	(18)	(215)
Income (Loss) from Discontinued Operation, net of tax	20	8	-	-	8	(36)	-	(8)
Net Income (Loss)	(220)	47	(5)	23	65	(50)	(18)	(223)
Less: Net Loss Attributable to Noncontrolling Interest	1	-	-	-	-	(3)	-	(2)
Net Income (Loss) Attributable to Tyson	$(221)	$47	$(5)	$23	$65	$(47)	$(18)	$(221)

Condensed Consolidating Balance Sheet as of April 3, 2010							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-		Guar-	Elimin-
	Parent	Parent	antors	ations	Subtotal	antors	ations	Total
Assets
Current Assets:
Cash and cash equivalents	$-	$-	$643	$-	$643	$169	$-	$812
Accounts receivable, net	1	446	3,647	(106)	3,987	118	(2,981)	1,125
Inventories, net	1	676	1,262	-	1,938	173	-	2,112
Other current assets	36	46	35	(11)	70	84	(10)	180
Total Current Assets	38	1,168	5,587	(117)	6,638	544	(2,991)	4,229
Net Property, Plant and Equipment	41	864	2,243	-	3,107	480	-	3,628
Goodwill	-	880	968	-	1,848	70	-	1,918
Intangible Assets	-	39	57	-	96	80	-	176
Other Assets	163	131	43	-	174	305	(182)	460
Investment in Subsidiaries	10,351	1,778	660	(1,602)	836	306	(11,493)	-
Total Assets	$10,593	$4,860	$9,558	$(1,719)	$12,699	$1,785	$(14,666)	$10,411
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$3	$-	$-	$-	$-	$87	$-	$90
Trade accounts payable	32	371	501	-	872	59	-	963
Other current liabilities	3,010	234	309	(117)	426	419	(2,991)	864
Total Current Liabilities	3,045	605	810	(117)	1,298	565	(2,991)	1,917
Long-Term Debt	2,745	15	180	-	195	129	(180)	2,889
Deferred Income Taxes	-	106	186	-	292	19	(2)	309
Other Liabilities	110	153	209	-	362	36	-	508
Redeemable Noncontrolling Interest	-	-	-	-	-	65	-	65

Total Tyson Shareholders’ Equity	4,693	3,981	8,173	(1,602)	10,552	941	(11,493)	4,693
Noncontrolling Interest	-	-	-	-	-	30	-	30
Total Shareholders’ Equity	4,693	3,981	8,173	(1,602)	10,552	971	(11,493)	4,723
Total Liabilities and Shareholders’ Equity	$10,593	$4,860	$9,558	$(1,719)	$12,699	$1,785	$(14,666)	$10,411

Condensed Consolidating Balance Sheet as of October 3, 2009							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-		Guar-	Elimin-
	Parent	Parent	antors	ations	Subtotal	antors	ations	Total
Assets
Current Assets:
Cash and cash equivalents	$-	$-	$788	$-	$788	$216	$-	$1,004
Restricted cash	-	-	140	-	140	-	-	140
Accounts receivable, net	2	418	3,309	(7)	3,720	116	(2,738)	1,100
Inventories, net	1	586	1,239	-	1,825	183	-	2,009
Other current assets	198	89	29	(17)	101	36	(213)	122
Total Current Assets	201	1,093	5,505	(24)	6,574	551	(2,951)	4,375
Restricted Cash	-	-	-	-	-	43	-	43
Net Property, Plant and Equipment	40	883	2,256	-	3,139	397	-	3,576
Goodwill	-	881	977	-	1,858	59	-	1,917
Intangible Assets	-	42	59	-	101	86	-	187
Other Assets	211	120	37	-	157	346	(217)	497
Investment in Subsidiaries	10,038	1,763	674	(1,597)	840	296	(11,174)	-
Total Assets	$10,490	$4,782	$9,508	$(1,621)	$12,669	$1,778	$(14,342)	$10,595
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$3	$140	$-	$-	$140	$76	$-	$219
Trade accounts payable	15	375	550	-	925	73	-	1,013
Other current liabilities	2,790	251	296	(24)	523	399	(2,951)	761
Total Current Liabilities	2,808	766	846	(24)	1,588	548	(2,951)	1,993
Long-Term Debt	3,112	15	180	-	195	131	(180)	3,258
Deferred Income Taxes	29	108	182	-	290	27	(37)	309
Other Liabilities	143	161	202	-	363	33	-	539
Redeemable Noncontrolling Interest	-	-	-	-	-	65	-	65

Total Tyson Shareholders’ Equity	4,398	3,732	8,098	(1,597)	10,233	941	(11,174)	4,398
Noncontrolling Interest	-	-	-	-	-	33	-	33
Total Shareholders’ Equity	4,398	3,732	8,098	(1,597)	10,233	974	(11,174)	4,431
Total Liabilities and Shareholders’ Equity	$10,490	$4,782	$9,508	$(1,621)	$12,669	$1,778	$(14,342)	$10,595

Condensed Consolidating Statement of Cash Flows for the six months ended April 3, 2010							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Cash Provided by (Used for) Operating Activities	$234	$78	$204	$-	$282	$(17)	$-	$499
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2)	(30)	(144)	-	(174)	(88)	-	(264)
Change in restricted cash	-	-	-	-	-	43	-	43
Purchases of marketable securities, net	-	-	-	-	-	(4)	-	(4)
Other, net	(1)	1	5	-	6	(7)	-	(2)
Cash Used for Investing Activities	(3)	(29)	(139)	-	(168)	(56)	-	(227)
Cash Flows from Financing Activities:
Net change in debt	(404)	(140)	-	-	(140)	4	-	(540)
Change in restricted cash	-	-	140	-	140	-	-	140
Purchase of treasury shares	(31)	-	-	-	-	-	-	(31)
Dividends	(30)	-	-	-	-	-	-	(30)
Other, net	15	(5)	(8)	-	(13)	-	-	2
Net change in intercompany balances	219	96	(342)	-	(246)	27	-	-
Cash Provided by (Used for) Financing Activities	(231)	(49)	(210)	-	(259)	31	-	(459)
Effect of Exchange Rate Change on Cash	-	-	-	-	-	(5)	-	(5)
Decrease in Cash and Cash Equivalents	-	-	(145)	-	(145)	(47)	-	(192)
Cash and Cash Equivalents at Beginning of Year	-	-	788	-	788	216	-	1,004
Cash and Cash Equivalents at End of Period	$-	$-	$643	$-	$643	$169	$-	$812

Condensed Consolidating Statement of Cash Flows for the six months ended March 28, 2009							in millions

		2014 Guarantors
						Non-
	TFI	TFM	Guar-	Elimin-	Sub-	Guar-	Elimin-
	Parent	Parent	antors	ations	total	antors	ations	Total
Cash Provided by (Used for) Operating Activities	$(265)	$123	$595	$-	$718	$(21)	$(25)	$407
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(31)	(100)	-	(131)	(29)	-	(160)
Change in restricted cash	-	-	-	-	-	(76)	-	(76)
Proceeds from sale of marketable securities, net	-	-	-	-	-	12	-	12
Proceeds from sale of discontinued operation	-	-	-	-	-	43	-	43
Acquisitions, net of cash acquired	(5)	-	(13)	-	(13)	(58)	-	(76)
Other, net	2	4	12	-	16	2	-	20
Cash Used for Investing Activities	(3)	(27)	(101)	-	(128)	(106)	-	(237)
Cash Flows from Financing Activities:
Net change in debt	707	-	-	-	-	91	-	798
Debt issuance costs	(57)	-	-	-	-	(1)	-	(58)
Change in restricted cash	-	-	(234)	-	(234)	-	-	(234)
Purchase of treasury shares	(4)	-	-	-	-	-	-	(4)
Dividends	(30)	-	-	-	-	(25)	25	(30)
Other, net	1	(6)	(74)	-	(80)	(7)	-	(86)
Net change in intercompany balances	(489)	(89)	461	-	372	117	-	-
Cash Provided by (Used for) Financing Activities	128	(95)	153	-	58	175	25	386
Effect of Exchange Rate Change on Cash	-	-	-	-	-	11	-	11
Increase (Decrease) in Cash and Cash Equivalents	(140)	1	647	-	648	59	-	567
Cash and Cash Equivalents at Beginning of Year	140	-	35	-	35	75	-	250
Cash and Cash Equivalents at End of Period	$-	$1	$682	$-	$683	$134	$-	$817

NOTE 11:  FAIR VALUE MEASUREMENTS

We adopted fair value measurement accounting guidance at the beginning of fiscal 2009. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This guidance also defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by this standard contains three levels as follows:

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

April 3, 2010	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$-	$10	$-	$(8)	$2
Foreign Exchange Forward Contracts	-	3	-	(2)	1
Available for Sale Securities:
Debt securities	-	37	76	-	113
Equity securities	17	-	-	-	17
Deferred Compensation Assets	-	86	-	-	86
Total Assets	$17	$136	$76	$(10)	$219

Liabilities:
Commodity Derivatives	$-	$73	$-	$(71)	$2
Foreign Exchange Forward Contracts	-	3	-	(2)	1
Interest Rate Swap	-	3	-	(2)	1
Total Liabilities	$-	$79	$-	$(75)	$4

October 3, 2009	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$-	$21	$-	$(17)	$4
Available for Sale Securities:
Debt securities	-	33	72	-	105
Equity securities	20	-	-	-	20
Deferred Compensation Assets	2	84	-	-	86
Total Assets	$22	$138	$72	$(17)	$215

Liabilities:
Commodity Derivatives	$-	$15	$-	$(11)	$4
Foreign Exchange Forward Contracts	-	1	-	-	1
Interest Rate Swap	-	4	-	(2)	2
Total Liabilities	$-	$20	$-	$(13)	$7

(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At April 3, 2010, we had posted $65 million of cash collateral and held no cash collateral with various counterparties.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	April 3, 2010	March 28, 2009
Balance at beginning of year	$72	$54
Total realized and unrealized gains (losses):
Included in earnings	-	(4)
Included in other comprehensive income (loss)	1	(1)
Purchases, issuances and settlements, net	3	17
Balance at end of period	$76	$66
Total gains (losses) for the six-month period included in earnings attributable to the change in unrealized gains (losses) relating to
assets and liabilities still held at end of period	$-	$(4)

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

(in millions)	April 3, 2010			October 3, 2009
	Amortized Cost Basis	Fair Value	Unrealized Gain	Amortized Cost Basis	Fair Value	Unrealized Gain
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$37	$37	$-	$33	$33	$-
Corporate and Asset-Backed (a)	47	50	3	46	48	2
Redeemable Preferred Stock	26	26	-	24	24	-

Equity Securities – Common Stock	9	17	8	9	20	11

(a)	At April 3, 2010, and October 3, 2009, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $4 million.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For the three and six months ending April 3, 2010, we recognized no other than temporary impairments in earnings, while we recognized $4 million of other than temporary impairments for the three and six months ending March 28, 2009. No other than temporary losses were deferred in OCI during the three and six months ending April 3, 2010, and March 28, 2009.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning in the first quarter of fiscal 2010. During the three and six months ended April 3, 2010, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Other Financial Instruments
Fair values for debt are based on quoted market prices or published forward interest rate curves. Fair value and carrying value for our debt were as follows (in millions):

	April 3, 2010		October 3, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$3,147	$2,979	$3,724	$3,477

For all of our other financial instruments, the estimated fair value approximated the carrying value at April 3, 2010, and October 3, 2009. The carrying value of our other financial instruments, not otherwise disclosed herein, included notes receivable, which approximated fair value at April 3, 2010, and October 3, 2009. Notes receivable were recorded in Other Current Assets in the Consolidated Condensed Balance Sheets and totaled $49 million at April 3, 2010, and  were recorded in Other Assets at October 3, 2009, and totaled $45 million. The fair values were determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

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

In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including us, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of our processing facilities. On May 9, 2002, the DOL filed a civil complaint styled Elaine L. Chao (now Hilda L. Solis), Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. against us in the U.S. District Court for the Northern District of Alabama. The plaintiff alleged that we violated the overtime provisions of the federal Fair Labor Standards Act ("FLSA") at our chicken-processing facility in Blountsville, Alabama. Through discovery and trial, the Secretary of Labor sought to require us to compensate all hourly chicken processing workers for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor sought back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint and an injunction against future violations at that facility and all other chicken processing facilities we operate. The District Court granted the Company’s motion for partial summary judgment in part, ruling that the second meal period is appropriately characterized as non-compensable, and reserved the remaining issues for trial. A jury trial began on February 2, 2009, and concluded with a mistrial on April 13, 2009, when the jury failed to reach a unanimous verdict. A second jury trial was held, beginning on August 25, 2009. The jury reached a verdict on November 4, 2009, and it determined that Blountsville team members performed work for which they were not compensated and awarded $250,000 in damages for a nine-year period. The jury also determined that the Company’s recordkeeping for hours of work did not violate the FLSA. The injunctive phase of trial is scheduled to begin June 14, 2010. In a separate order, the court directed the parties to attend mediation on January 19-20, 2010. Subsequent meetings have been held between the court and the parties, which have resulted in significant progress towards resolution of this litigation.

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

The other private lawsuits referred to above are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S.D. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E.D. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W.D. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M.D. Georgia, March 5, 2007); Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M.D. Georgia, May 23, 2007). Similar to DeAsencio, each of these matters involves allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation, which was granted on August 17, 2007. These cases and five other cases subsequently filed involving the same allegations, Armstrong, et al. v. Tyson Foods, Inc. (W.D. Tennessee,

January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E.D. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E.D. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W.D. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W.D. North Carolina, February 6, 2008), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (“MDL Proceedings”). On January 2, 2008, the Court issued a Joint Scheduling and Case Management Order. This order granted Conditional Class Certification and called for notice to be given to potential putative class members via a third party administrator. The potential class members had until April 18, 2008, to “opt–in” to the class. Approximately 13,800 employees and former employees filed their consents to “opt-in” to the class. On October 15, 2008, the Court denied the plaintiffs’ motion for equitable tolling, which, if granted, would have extended the time period in which the plaintiffs could have sought damages. However, in addition to the consents already obtained, the Court allowed the plaintiffs to obtain corrected and reaffirmed opt-in consents that were previously filed in the matter of M.H. Fox, et al. v. Tyson Foods, Inc. (N.D. Alabama, June 22, 1999). The deadline for filing these consents was December 31, 2008, and according to the third party administrator, approximately 4,000 reaffirmed consents were filed, some or all of which may be in addition to the approximately 13,800 consents filed previously. The parties have completed discovery at eight of our facilities and our corporate headquarters in Springdale, Arkansas. In July 2009 we filed class decertification motions for the eight facilities involved in discovery. We also filed Motions for Partial Summary Judgment for these eight facilities. Oral arguments for these motions occurred on February 3, 2010, and, on March 16, 2010, the Court granted partial summary judgment with respect to two unionized facilities and denied the remaining motions. The Court concluded that the activities at these two facilities met the definition of “clothes changing” under Section 203(o) of the FLSA and that the time engaged in pre- and post-shift donning and doffing is not compensable. The Court did not rule on whether Section 203(o) activity could begin the continuous work day, thereby making all walking, sanitizing and washing time after that activity compensable. We then filed a motion for certification of a permissive appeal on whether Section 203(o) activity can start the continuous workday and whether washing required clothing items is covered by Section 203(o). On April 23, 2010, the Court granted us permission to appeal these issues to the Eleventh Circuit Court of Appeals. The Court also retained jurisdiction with respect to the eight facilities while staying proceedings with respect to seven. It then scheduled trial in Williams, et al. v. Tyson Foods, Inc. (M.D. Georgia, May 23, 2007), which involves our Dawson, Georgia facility, for October 12, 2010. On April 16, 2010, the Court lifted a previously entered stay of discovery with respect to our remaining 32 facilities subject to the MDL Proceedings and ordered the parties to meet, confer, and report to the Court any discovery agreements and disputed issues within 45 days.

We have pending eleven separate wage and hour actions involving TFM’s plants located in Lexington, Nebraska (Lopez, et al. v. Tyson Foods, Inc., D. Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, May 15, 2006), Storm Lake, Iowa (Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Robinson, et al. v. Tyson Foods, Inc., d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007) , Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., D. Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., D. Nebraska, February 29, 2008), Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Council Bluffs, Iowa (Maxwell (f/k/a Salazar), et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, April 29, 2008; Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008); and Goodlettsville, Tennessee (Abadeer v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc., M.D. Tennessee, February 6, 2009). The actions allege we failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the FLSA and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction. Trials have been scheduled in the Abadeer and Bouaphakeo cases for October 12, 2010, and November 1, 2010, respectively.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and six other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts a number of state and federal causes of action including, but not limited to, counts under Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and state-law public nuisance theories. The amended complaint asserts that defendants and certain contract growers who are not named in the amended complaint polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed (“IRW”) through the land application of poultry litter. Oklahoma asserts that this alleged pollution has also caused extensive injury to the environment (including soils and sediments) of the IRW and that the defendants have been unjustly enriched. Oklahoma's claims cover the entire IRW, which encompasses more than one million acres of land and the natural resources (including lakes and waterways) contained therein. Oklahoma seeks wide-ranging relief, including injunctive relief, compensatory damages in excess of $800 million, an unspecified amount in punitive damages and attorneys' fees. We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the amended complaint. The district court has stayed proceedings on the third party complaint pending resolution of Oklahoma's claims against the defendants. On October 31, 2008, the defendants filed a motion to dismiss for failure to join the Cherokee Nation as a required party or, in the alternative, for judgment as a matter of law based on the plaintiffs' lack of standing. This motion was granted in part and denied in part on July 22, 2009. In its ruling, the district court dismissed Oklahoma's claims for cost recovery and for natural resources damages under CERCLA and for unjust enrichment under Oklahoma common law. This ruling also narrowed the scope of Oklahoma's remaining claims by dismissing all damage claims under its causes of action for Oklahoma common law nuisance, federal common law nuisance, and Oklahoma common law trespass, leaving only its claims for injunctive relief for trial. On August 18, 2009, the Court granted partial summary judgment in favor of the defendants on Oklahoma’s claims for violations of the Oklahoma Registered Poultry Feeding Operations Act. Oklahoma later voluntarily dismissed the remainder of this claim. On September 2, 2009, the Cherokee Nation filed a motion to intervene in the lawsuit. Their motion to intervene was denied on September 15, 2009, and the Cherokee Nation filed a notice of appeal of that ruling in the Tenth Circuit Court of Appeals on September 17, 2009. A non-jury trial of the case began on September 24, 2009. At the close of Oklahoma’s case-in-chief, the Court granted the defendants' motions to dismiss claims based on RCRA, nuisance per se, and health risks related to bacteria. The defense rested its case on January 13, 2010, and closing arguments were held on February 11, 2010. The parties are awaiting the Court's ruling. On March 30, 2010, the Court of Appeals ordered the parties to submit briefs addressing whether the Cherokee Nation's appeal is moot due to the completion of the underlying trial, and the parties are awaiting the Court of Appeals' ruling on this issue. Oral arguments for the Cherokee Nation's appeal occurred on May 5, 2010.

In 2008, the following 12 separate lawsuits were filed, with the various plaintiffs alleging that we falsely advertised chicken products as “raised without antibiotics” in violation of various state consumer protection statutes (Cutsail v. Tyson, D. Maryland, June 23, 2008; Cohen v. Tyson, E.D. Arkansas, April 25, 2008; Wright v. Tyson, D. New Jersey, June 18, 2008; Wilson v. Tyson, E.D. Arkansas, June 18, 2008; Gupton v. Tyson, E.D. Arkansas, July 2, 2008; Kranish v. Tyson, D. Maryland , June 20, 2008; Zukowsky v. Tyson, E.D. Arkansas, June 30, 2008; Brickerd v. Tyson, D. Maryland , July 9, 2008; Court v. Tyson, W.D. Washington, June 19, 2008; Epstein v. Tyson, N.D. California, June 4, 2008; Johnson v. Tyson, D. Idaho, July 16, 2008; and Mize v. Tyson, W.D. Arkansas, June 30, 2008). Plaintiffs in each of these cases seek to pursue claims on behalf of themselves and proposed classes of other similarly situated consumers. Plaintiffs in each of these cases seek compensatory and punitive damages in an unspecified amount in excess of $5 million. Plaintiffs in two of these cases, Cutsail v. Tyson and Cohen v. Tyson, petitioned the Judicial Panel on Multidistrict Litigation to transfer all of these actions to a single court for consolidated or coordinated pretrial proceedings pursuant to 28 U.S.C. 1407. On October 17, 2008, the Judicial Panel granted the multidistrict litigation petitions and transferred the pending cases to the District of Maryland. Subsequently, plaintiffs Gupton, Latimer and Mize filed voluntary dismissals of their claims. These three cases were subsequently dismissed. The parties have reached a preliminary settlement of the matter, and on January 12, 2010, plaintiffs filed a Motion for Preliminary Approval of Settlement. Under the terms of the proposed settlement, we will pay up to $5 million in class claims, notice and administrative costs, and up to $20,000 in Court-approved incentive awards to the named plaintiffs. If the sum of valid class claims, notice and administration costs, and incentive awards is less than $5 million, we will make in-kind donations of our products to food banks in such amounts to bring our total payout to $5 million (excluding attorneys’ fees and expenses). The proposed settlement agreement also provided that plaintiffs’ counsel may apply to the Court for an award of attorneys’ fees and actual expenses in a total amount not to exceed $3 million. On January 15, 2010, the Court granted preliminary approval of the settlement agreement. Notice of the proposed settlement has been published. A final fairness hearing occurred on May 7, 2010, and the Court approved the settlement.

In September 2009, the National Water Commission (“CONAGUA”), an agency of the Mexican government's Ministry of the Environment and Natural Resources, sent an observation letter to our Mexican subsidiary, Tyson de Mexico (“TdM”), with respect to TdM's water usage at certain water wells that are part of its poultry production operations. This letter was in response to TdM's previous submission to CONAGUA of requested information relating to water usage from these wells from 2004 to 2007. In the observation letter, which contains an initial finding of facts, CONAGUA alleges that TdM may have failed to (i) report accurate water volume usage, (ii) install measuring equipment, (iii) provide evidence of water use exemptions, (iv) pay for applicable usage, and (v) properly measure water volume, all as required under water deeds held by TdM. On October 15, 2009, TdM responded to CONAGUA, denying the allegations as presented. On April 13, 2010, the regional CONAGUA office delivered its final determinations to TdM on this matter and claimed that TdM owed the agency approximately 55.9 million pesos (approximately US$4.6 million) for certain water usage during the period in question. At this time, TdM intends to appeal the findings in the final determinations to the administrative courts of CONAGUA in Mexico City.

On May 8, 2008, a lawsuit was filed against the Company and two of our employees in the District Court of McCurtain County, Oklahoma styled Armstrong, et al. v. Tyson Foods, Inc., et al.  (the “Armstrong Case”). The lawsuit was brought by a group of 52 poultry growers who allege that certain of our live production practices in Oklahoma constitute fraudulent inducement, fraud, unjust enrichment, negligence, gross negligence, unconscionability, violations of the Oklahoma Business Sales Act, Deceptive Trade Practice violations, violations of the Consumer Protection Act, and conversion, as well as other theories of recovery.  The plaintiffs sought damages in an unspecified amount.  On October 30, 2009, 20 additional growers represented by the same attorney filed a lawsuit against us in the same court asserting the same or similar claims, which is styled Clardy, et al. v. Tyson Foods, Inc., et al. (the “Clardy Case”). In both of these cases we have denied all allegations of wrongdoing.  In June 2009, the plaintiffs in the Armstrong case requested an expedited trial date for a smaller group of plaintiffs they claimed were facing imminent financial peril.  The Court ultimately severed a group of 10 plaintiffs from the Armstrong Case, and a trial began on March 15, 2010.  There were numerous irregularities and rulings during the trial which we believe to have been legally erroneous and highly prejudicial to our right to a fair trial. On April 1, 2010, the jury returned a verdict against us and one of our employees, and on April 2, 2010, the jury returned a punitive damages verdict against us.  Due to inconsistencies between  the multiple verdict forms completed by the jury and apparent confusion by the jury as to how to complete those verdict forms, a dispute exists as to whether the verdict is in the amount of $7,059,157 or $8,823,057. The Court has not yet resolved this dispute.  Post-trial motions will be filed challenging the verdict once the judgment is entered. If those motions are denied by the Court, an appeal will be prosecuted. A trial is scheduled for June 21, 2010, for eight of the remaining Armstrong plaintiffs.  No other trials are presently scheduled. We will seek a stay of all future trials of the claims of the plaintiffs in the Armstrong and Clardy Cases pending the outcome of the appeal of the first trial. We believe numerous and substantial legal errors were made by the Court during the first trial and that a review of and guidance on these issues by the appellate court could have a substantial impact on the outcome of future trials in the Armstrong and Clardy cases.

NOTE 13:  INCOME TAXES

The effective tax rate for continuing operations was 37.1% and 35.0% for the second quarter and six months of fiscal 2010, respectively. These rates were computed based upon the estimated annual effective tax rate. The effective tax rate for the second quarter and six months of fiscal 2010 was impacted by such items as state income taxes, losses in foreign jurisdictions and related valuation allowances, the domestic production deduction and general business credits. Additionally, the effective tax rate for the six months of fiscal 2010 was impacted by adjustments to uncertain tax positions due to tax audit resolutions and statute expirations.

The effective tax rate for continuing operations was (122.2)% and 34.1% for the second quarter and six months of fiscal 2009, respectively.  Accounting guidance requires interim period taxes be calculated using the estimated annual effective tax rate, unless the estimated annual effective tax rate cannot be reliably estimated. During fiscal 2009, we experienced rapidly changing operating conditions which resulted in a large range in the estimate of the annual effective tax rate. Consequently, in the second quarter of fiscal 2009, we switched from estimating interim period taxes on the annual method to the year-to-date method for fiscal 2009 interim periods.

Unrecognized tax benefits were $219 million and $233 million at April 3, 2010, and October 3, 2009, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $146 million and $104 million at April 3, 2010, and October 3, 2009, respectively. This increase is primarily the result of the first quarter adoption of new accounting guidance related to business combinations.

We classify interest and penalties on unrecognized tax benefits as income tax expense. At April 3, 2010, and October 3, 2009, before tax benefits, we had $71 million of accrued interest and penalties on unrecognized tax benefits.

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

NOTE 14:  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Numerator:
Income (loss) from continuing operations	$156	$(105)	$315	$(215)
Less: Net loss attributable to noncontrolling interest	(3)	-	(4)	(2)
Income (loss) from continuing operations attributable to Tyson	159	(105)	319	(213)
Less Dividends:
Class A ($0.040/share)	13	13	25	25
Class B ($0.036/share)	2	2	5	5
Undistributed earnings (losses)	$144	$(120)	$289	$(243)

Class A undistributed earnings (losses)	$119	$(99)	$239	$(201)
Class B undistributed earnings (losses)	25	(21)	50	(42)
Total undistributed earnings (losses)	$144	$(120)	$289	$(243)

Denominator:
Denominator for basic earnings (loss) per share:
Class A weighted average shares	303	303	303	303
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	-	4	-
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	378	373	377	373

Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.43	$(0.29)	$0.87	$(0.58)
Class B Basic	$0.39	$(0.26)	$0.78	$(0.53)
Diluted	$0.42	$(0.28)	$0.84	$(0.57)

Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$0.43	$(0.33)	$0.87	$(0.60)
Class B Basic	$0.39	$(0.30)	$0.78	$(0.55)
Diluted	$0.42	$(0.32)	$0.84	$(0.59)

Approximately 7 million and 9 million of our stock-based compensation shares were antidilutive for the three and six months ended April 3, 2010, respectively, and approximately 26 million and 25 million of our stock-based compensation shares were antidilutive for the three and six months ended March 28, 2009, respectively. These shares were not included in the dilutive earnings per share calculation.

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

NOTE 15:  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Net income (loss)	$156	$(119)	$315	$(223)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	6	(20)	12	(94)
Currency translation adjustment reclassified to loss
on discontinued operations	-	(37)	-	(37)
Postretirement benefits reserve adjustments	1	-	-	(5)
Unrealized gain (loss) on investments	(3)	3	(2)	(4)
Unrealized loss on investments reclassified to other income	-	4	-	4
Net hedging unrealized loss	(4)	(3)	(3)	(32)
Net hedging unrealized (gain) loss reclassified to earnings	(1)	7	-	23
Total comprehensive income (loss)	155	(165)	322	(368)
Comprehensive loss attributable to noncontrolling interest	(3)	-	(4)	(2)
Total comprehensive income (loss) attributable to Tyson	$158	$(165)	$326	$(366)

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Income tax expense (benefit):
Currency translation adjustment	$-	$(1)	$-	$-
Postretirement benefits reserve adjustments	-	-	-	5
Unrealized loss on investments	-	-	-	(1)
Unrealized loss on investments reclassified to other income	-	1	-	1
Net hedging unrealized loss	(3)	(2)	(2)	(20)
Net hedging unrealized (gain) loss reclassified to earnings	-	4	1	14
Total income tax expense (benefit)	$(3)	$2	$(1)	$(1)

NOTE 16:  SEGMENT REPORTING

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

Information on segments and a reconciliation to income (loss) from continuing operations before income taxes are as follows (in millions):

	Three Months Ended			Six Months Ended
	April 3, 2010	March 28, 2009		April 3, 2010	March 28, 2009
Sales:
Chicken	$2,491	$2,360		$4,916	$4,594
Beef	2,762	2,419		5,444	5,082
Pork	929	844		1,744	1,722
Prepared Foods	734	684		1,447	1,430
Total Sales	$6,916	$6,307		$13,551	$12,828

Operating Income (Loss):
Chicken	$114	$(46)		$192	$(332)
Beef	126	28		245	28
Pork	69	29		131	84
Prepared Foods	37	19	(a)	92	54	(a)
Other	(2)	(1)		(2)	(3)
Total Operating Income (Loss)	344	29		658	(169)

Other Expense	95	76		173	157

Income (Loss) from Continuing Operations
before Income Taxes	$249	$(47)		$485	$(326)

(a)	Includes $15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.

The Beef segment had sales of $42 million and $35 million in the second quarter of fiscal years 2010 and 2009, respectively, and sales of $77 million and $70 million in the six months of fiscal years 2010 and 2009, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $168 million and $108 million in the second quarter of fiscal years 2010 and 2009, respectively, and sales of $300 million and $233 million in the six months of fiscal years 2010 and 2009, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were excluded from the segment sales in the above table.

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

Overview
●
General – All of our core businesses had increased operating results for the six months ended April 3, 2010, as compared to the same period last year, as a result of improved internal performance and a better market environment. The following are a few of the key drivers:

●
We had operational efficiency improvements of approximately $400 million. The operational efficiencies occurred in the areas of yields, cost reduction, labor management, logistics cost optimization, capacity, live bird operations (including livability, feed conversion, and net to processing improvements).

●
We achieved margin management gains year-to-date compared to the prior year of approximately $250 million. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added products initiatives.

●
Tyson and the meat industry in general have benefitted from improving domestic market conditions.  For the first time in 40 years, industry forecasters predict a reduction in available protein in two consecutive years.  This is a factor of reduced protein production, fewer imports, increased exports and reduced freezer inventories.  Poor industry results for 2008 and 2009 led to a reduction in industry capacity and a better balance between overall meat products’ supply and demand.  While the recent economic conditions have caused decreased demand at foodservice establishments, most of the lost demand has shifted to retailers as consumers are choosing to eat at home.  As the economy shows some signs of strengthening, we have seen some improvement in foodservice demand.

●
Chicken Segment – Second quarter fiscal 2010 operating income was $114 million, or a 4.6% operating margin, an improvement of $36 million as compared to the first quarter fiscal 2010. The improvement was largely due to lower grain costs and continued operational efficiencies.

●
Beef Segment – Operating income was $126 million, or a 4.6% operating margin. We have continued our focus on production efficiencies, customer service and product quality, which combined with the increase in export sales, resulted in improved margins.

●
Pork Segment – Our pork plants continued to operate at high efficiency levels, which along with maximizing our revenues relative to live costs, led to operating income of $69 million, or a 7.4% operating margin.

●
Prepared Foods Segment – Operating income was $37 million, or a 5.0% operating margin, down $18 million from the first quarter fiscal 2010. The decline was largely due to rapidly increasing raw material costs, which were partially offset by the trailing increase in average sales prices.

●	Note Repurchases and Retirements – During the first six months of fiscal 2010, we used available cash on hand and restricted cash to repurchase or retire $518 million of senior notes.

in millions, except per share data	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Net income (loss) attributable to Tyson	$159	$(119)	$319	$(221)
Net income (loss) attributable to Tyson – per diluted share	0.42	(0.32)	0.84	(0.59)

Second quarter and six months of fiscal 2010 – Net income attributable to Tyson included the following item:
●	$24 million charge related to losses on notes repurchased during the quarter.
Second quarter of fiscal 2009 – Net loss attributable to Tyson included the following item:
●	The impact of changing the method of recognizing interim income taxes.
Second quarter and six months of fiscal 2009 – Net loss attributable to Tyson included the following item:
●	$15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.

Fiscal 2010 Outlook

Chicken – We expect seasonal demand will improve as we get into the second half of fiscal 2010, and we expect the pricing environment to improve aided by cold storage inventories and pullet placements which are down relative to the levels we have seen over the last several years. We also currently expect to see grain costs down as compared to fiscal 2009. Additionally, we will continue to focus on making operational improvements to help maximize our margins.

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

Pork – We expect the gradual decline in hog supplies in the first half of fiscal 2010 will accelerate into the second half of fiscal 2010, resulting in industry slaughter slightly higher than 2007. However, we still believe we will have adequate supplies in the regions in which we operate. We will manage our spreads by continuing to control our costs and maximizing our revenues.

Prepared Foods – Raw material costs will likely increase in fiscal 2010, but we have made some changes in our sales contracts that move us further away from long-term fixed price contracts toward formula or shorter-term pricing, which will better enable us to absorb rising raw material costs. However, in the third quarter fiscal 2010, we will continue to see a negative impact until some of the latest price increases take effect.

Summary of Results – Continuing Operations

Sales
in millions	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Sales	$6,916	$6,307	$13,551	$12,828
Change in sales volume	(0.5)%		2.0%
Change in average sales price	10.2%		3.6%
Sales growth	9.7%		5.6%

Second quarter – Fiscal 2010 vs Fiscal 2009
●
Average Sales Price – Sales were positively impacted by higher average sales prices in all segments, which accounted for the majority of the increase. The Beef, Pork and Prepared Foods segments increased largely due to higher live and raw material costs, while the Chicken segment increase was largely due to the change in mix resulting from a reduction in rendered and export volumes.

●
Sales Volume – Sales volume was down slightly from the same period last year. This included a decrease in Chicken segment export sales volume, offset by an increase in sales volume related to a recent international acquisition and an increase in Beef segment sales volume.

Six months – Fiscal 2010 vs Fiscal 2009
●
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of approximately $384 million. The Beef and Pork segments increased largely due to higher live costs, while the Chicken segment increase was largely due to the change in mix resulting from a reduction in rendered and export volumes.

●
Sales Volume – Sales were also positively impacted by higher sales volume, which accounted for an increase of approximately $339 million. This included a decrease in Chicken segment export sales volume, offset by an increase in sales volume related to a recent international acquisition and an increase in Beef segment sales volume.

Cost of Sales
in millions	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Cost of sales	$6,352	$6,054	$12,458	$12,557
Gross margin	$564	$253	$1,093	$271
Cost of sales as a percentage of sales	91.8%	96.0%	91.9%	97.9%

Second quarter – Fiscal 2010 vs Fiscal 2009
●	Cost of sales increased $298 million. Higher cost per pound was the primary reason for the increase in cost of sales and included the following changes:
	●	Increase in average live cattle and hog costs of approximately $178 million.
●
Increase due to net losses of $40 million in the second quarter of fiscal 2010, as compared to net gains of $54 million in the second quarter of fiscal 2009, from our commodity risk management activities related to forward futures contracts for live cattle and hogs, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

●
Decrease due to net losses of $63 million in the second quarter of fiscal 2009, from our commodity risk management activities related to grain and energy purchases, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

Six months – Fiscal 2010 vs Fiscal 2009
●	Cost of sales decreased $99 million. Lower cost per pound reduced cost of sales $430 million, offset partially by higher sales volume which increased cost of sales $331 million.
●
Decrease due to net gains of $1 million in the six months of fiscal 2010, as compared to net losses of $251 million in the six months of fiscal 2009, from our commodity risk management activities related to grain and energy purchases, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

	●	Decrease in average live cattle costs of approximately $142 million.
	●	Decrease in grain costs in the Chicken segment of approximately $65 million.
●
Increase due to net losses of $49 million in the six months of fiscal 2010, as compared to net gains of $148 million in the six months of fiscal 2009, from our commodity risk management activities related to forward futures contracts for live cattle and hogs, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

Selling, General and Administrative
in millions	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Selling, general and administrative expense	$220	$209	$435	$425
As a percentage of sales	3.2%	3.3%	3.2%	3.3%

Second quarter – Fiscal 2010 vs Fiscal 2009
●	Increase of $24 million related to incentive-based compensation.
●	Decrease of $5 million related to the change in investment returns on company-owned life insurance, which is used to fund non-qualified retirement plans.
●	Decrease of $5 million related to advertising and sales promotions.
Six months – Fiscal 2010 vs Fiscal 2009
●	Increase of $46 million related to incentive-based compensation.
●	Decrease of $21 million related to the change in investment returns on company-owned life insurance, which is used to fund non-qualified retirement plans.
●	Decrease of $9 million related to advertising and sales promotions.

Interest Expense
in millions	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Cash interest expense	$64	$62	$136	$121
Losses on notes repurchased	24	-	25	-
Non-cash interest expense	12	16	19	24
Total Interest Expense	$100	$78	$180	$145

Second quarter – Fiscal 2010 vs Fiscal 2009
●
Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The increase is due to an increase in the overall average borrowing rates, partially offset by lower average weekly indebtedness of approximately 4%.

●
Losses on notes repurchased during the second quarter fiscal 2010 included the amount paid exceeding the face value, which primarily included the repurchases of the 8.25% Notes due October 2011 (2011 Notes) and the 7.85% Notes due April 2016 (2016 Notes).

●
Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on the new credit facility in March 2009 and the 10.5% Senior Notes due 2014 (2014 Notes) issued in March 2009, as well as the accretion of the debt discount on the 3.25% Convertible Senior Notes due 2013 (2013 Notes) and 2014 Notes. Fiscal 2009 also includes expenses related to amendment fees paid in December 2008 on our then existing credit agreements.

Six months – Fiscal 2010 vs Fiscal 2009
●
Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The increase is due to an increase in the overall average borrowing rates, as well as higher average weekly indebtedness of approximately 2%.

● Losses on notes repurchased during the six months ended April 3, 2010, included the amount paid exceeding the face value, which primarily included the repurchases of the 2011 Notes and the 2016 Notes.
●
Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on the new credit facility in March 2009 and the 2014 Notes issued in March 2009, as well as the accretion of the debt discount on the 2013 Notes and 2014 Notes. Fiscal 2009 also includes expenses related to amendment fees paid in December 2008 on our then existing credit agreements.

Other (Income) Expense, net
in millions	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	$(1)	$3	$-	$21

Six months of fiscal 2009:
●	Included $19 million in foreign currency exchange loss.

Effective Tax Rate
Three Months Ended		Six Months Ended
April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
37.1%	(122.2)%	35.0%	34.1%

Second quarter of fiscal 2010 – The effective tax rate was impacted by:
●	state income taxes;
●	losses in foreign jurisdictions and related valuation allowances;
●	the domestic production deduction; and
●	general business credits.
Six months of fiscal 2010 – The effective tax rate was impacted by:
●	state income taxes;
●	losses in foreign jurisdictions and related valuation allowances;
●	the domestic production deduction;
●	general business credits; and
●	adjustments to uncertain tax positions due to tax audit resolutions and statute expirations.
Second quarter and six months of fiscal 2009 – The effective tax rate was impacted by:
●	the change in method from estimated annual to year-to-date;
●	tax planning in foreign jurisdictions;
●	general business credits;
●	amounts relating to company-owned life insurance and certain other nondeductible expense items; and
●	state and foreign valuation allowances.

Segment Results

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and segment profit (loss), which we measure at the operating income (loss) level.

in millions	Sales
	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Chicken	$2,491	$2,360	$4,916	$4,594
Beef	2,762	2,419	5,444	5,082
Pork	929	844	1,744	1,722
Prepared Foods	734	684	1,447	1,430
Total	$6,916	$6,307	$13,551	$12,828

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Chicken	$114	$(46)	$192	$(332)
Beef	126	28	245	28
Pork	69	29	131	84
Prepared Foods	37	19	92	54
Other	(2)	(1)	(2)	(3)
Total	$344	$29	$658	$(169)

Chicken Segment Results
in millions	Three Months Ended			Six Months Ended
	April 3, 2010	March 28, 2009	Change	April 3, 2010	March 28, 2009	Change
Sales	$2,491	$2,360	$131	$4,916	$4,594	$322
Sales Volume Change			(4.3)%			0.4%
Average Sales Price Change			10.2%			6.6%

Operating Income (Loss)	$114	$(46)	$160	$192	$(332)	$524
Operating Margin	4.6%	(1.9)%		3.9%	(7.2)%

Second quarter and six months – Fiscal 2010 vs Fiscal 2009
●
Sales volume decreased due to reduced sales of rendered product and export sales, which was partially offset by increased sales volume related to an international acquisition. Despite the decreased sales volumes, overall sales increased due to an increase in the average sales price, which primarily resulted from sales mix changes associated with the reduced sales of the lower price per pound rendered and export products.

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

Income/(Loss) - in millions	Qtr	YTD
2010	$-	$1
2009	(63)	(251)
Improvement in operating results	$63	$252

●
Grain Costs – As compared to the same periods of fiscal 2009, operating results were negatively impacted in the second quarter of fiscal 2010 by an increase in grain costs of $19 million and were positively impacted in the first six months of fiscal 2010 by a decrease in grain costs of $65 million.

Beef Segment Results
in millions	Three Months Ended			Six Months Ended
	April 3, 2010	March 28, 2009	Change	April 3, 2010	March 28, 2009	Change
Sales	$2,762	$2,419	$343	$5,444	$5,082	$362
Sales Volume Change			5.4%			6.3%
Average Sales Price Change			8.4%			0.8%

Operating Income	$126	$28	$98	$245	$28	$217
Operating Margin	4.6%	1.2%		4.5%	0.6%

Second quarter and six months – Fiscal 2010 vs Fiscal 2009
●	Sales and Operating Income –
	●	We increased our operating margins by maximizing our revenues relative to live cattle markets, as well as improved our operating costs.
	●	Our sales were also positively impacted by an increase in our export sales volume.
●
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live cattle. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2010	$(4)	$2
2009	34	90
Decline in operating results	$(38)	$(88)

Pork Segment Results
in millions	Three Months Ended			Six Months Ended
	April 3, 2010	March 28, 2009	Change	April 3, 2010	March 28, 2009	Change
Sales	$929	$844	$85	$1,744	$1,722	$22
Sales Volume Change			(4.3)%			(2.7)%
Average Sales Price Change			15.0%			4.1%

Operating Income	$69	$29	$40	$131	$84	$47
Operating Margin	7.4%	3.4%		7.5%	4.9%

Second quarter and six months – Fiscal 2010 vs Fiscal 2009
●	Sales and Operating Income –
	●	We increased our operating margins by maximizing our revenues relative to live hog markets, as well as improved our operating costs.
●
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live hogs. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2010	$(22)	$(29)
2009	13	36
Decline in operating results	$(35)	$(65)

Prepared Foods Segment Results
in millions	Three Months Ended			Six Months Ended
	April 3, 2010	March 28, 2009	Change	April 3, 2010	March 28, 2009	Change
Sales	$734	$684	$50	$1,447	$1,430	$17
Sales Volume Change			5.6%			3.5%
Average Sales Price Change			1.7%			(2.2)%

Operating Income	$37	$19	$18	$92	$54	$38
Operating Margin	5.0%	2.8%		6.4%	3.8%

Second quarter and six months of fiscal 2009
● Includes $15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.
Second quarter and six months – Fiscal 2010 vs Fiscal 2009
●
Operating income improved in the second quarter fiscal 2010 as compared to the same period last year due to an increase in sales volume and average sales prices, offset by an increase in raw material costs. Operating income improved in the first six months of fiscal 2010 as compared to the same period last year due to an increase in sales volume, offset by a decrease in average sales prices. In addition, we made several operational improvements in late fiscal 2009 that allow us to run our plants more efficiently. In the first six months of fiscal 2010, we received $8 million in insurance proceeds related to the flood damage at our Jefferson, Wisconsin, plant.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs for working capital, capital expenditures and growth opportunities are expected to be met with current cash on hand, cash flows provided by operating activities, or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows from Operating Activities
in millions	Six Months Ended
	April 3, 2010	March 28, 2009
Net income (loss)	$315	$(223)
Non-cash items in net income (loss):
Depreciation and amortization	247	253
Deferred income taxes	1	(78)
Other, net	47	88
Changes in working capital	(111)	367
Net cash provided by operating activities	$499	$407

Cash flows associated with changes in working capital for the six months ended:
●
April 3, 2010 – Decreased primarily due to higher inventory and accounts receivable balances, a decrease in trade accounts payable and income tax payables, partially offset by an increase in accrued salaries, wages and benefits.

●	March 28, 2009 – Increased due to lower inventory and accounts receivable balances, partially offset by lower trade accounts payable and the change in income tax receivable/payable balances.

Cash Flows from Investing Activities
in millions	Six Months Ended
	April 3, 2010	March 28, 2009
Additions to property, plant and equipment	$(264)	$(160)
Proceeds from sale (purchases) of marketable securities, net	(4)	12
Acquisitions, net of cash acquired	-	(76)
Proceeds from sale of discontinued operation	-	43
Change in restricted cash to be used for investing activities	43	(76)
Other, net	(2)	20
Net cash used for investing activities	$(227)	$(237)

●	Additions to property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.
	●	Capital spending for fiscal 2010 is expected to be approximately $700 million, and includes:
		●	approximately $630 million on current core business and foreign capital spending; and
●
approximately $70 million related to Dynamic Fuels LLC (Dynamic Fuels), most of which relates to the completion of Dynamic Fuels’ first facility. Construction of this facility is expected to continue into the third quarter of fiscal 2010, with production targeted soon thereafter. During the first six months of fiscal 2010, we used the remaining $43 million of our restricted cash for spending on this facility. During the first six months of fiscal 2009, we used $23 million of our restricted cash for spending on this facility.

●
Acquisitions – In October 2008, we acquired three vertically integrated poultry companies in southern Brazil. The aggregate purchase price was $67 million, which included $17 million of mandatory deferred payments, of which $4 million remains to be paid through 2011. In addition, we have $16 million of contingent purchase price based on production volumes.

Cash Flows from Financing Activities
in millions	Six Months Ended
	April 3, 2010	March 28, 2009
Net payments on revolving credit facilities	$-	$(2)
Payments on debt	(555)	(51)
Proceeds from borrowings of debt	15	851
Debt issuance costs	-	(58)
Change in restricted cash to be used for financing activities	140	(234)
Purchases of treasury shares	(31)	(4)
Dividends	(30)	(30)
Change in negative book cash balances	(13)	(90)
Stock options exercised and other, net	15	4
Net cash provided by (used for) financing activities	$(459)	$386

●	Payments on debt for the six months ended April 3, 2010, included:
	●	$287 million of 2011 Notes;
	●	$140 million of 7.95% Notes due February 2010 (using the restricted cash held in a blocked cash collateral account for the repurchase of these notes);
	●	$57 million of 2016 Notes;
	●	$34 million of 7.0% Notes due May 2018; and
	●	$25 million related to the losses on notes repurchased during the period.
●	Proceeds from borrowings of debt for the six months ended March 28, 2009, included:
●
In March 2009, we issued $810 million of 2014 Notes. After the original issue discount of $59 million, based on an issue price of 92.756% of face value, we received net proceeds of $751 million. We used the net proceeds towards the repayment of our borrowings under the accounts receivable securitization facility and for other general corporate purposes.

●
In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the Federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033.

Liquidity
in millions
			Borrowing	Outstanding
	Commitments	Facility	Base	Letters of Credit	Amount	Amount
	Expiration Date	Amount	Adjustment	(no draw downs)	Borrowed	Available
Cash and cash equivalents						$812
Revolving credit facility	March 2012	$1,000	$-	$(228)	$-	$772
Total liquidity						$1,584

●
The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

●
Borrowing Base Adjustment – Availability under this facility, up to $1.0 billion, is based on a percentage of certain eligible accounts receivable and eligible inventory and is reduced by certain reserves. At April 3, 2010, the entire $1.0 billion was eligible for borrowing and issuing letters of credit.

●
Our 2013 Notes may be converted early during any fiscal quarter in the event our Class A stock trades at or above $21.96 for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. In this event, the note holders may require us to pay outstanding principal in cash, which totaled $458 million at April 3, 2010. Any conversion premium would be paid in shares of Class A common stock. The conditions for early conversion were not met in our second fiscal quarter of fiscal 2010, and thus, the notes may not be converted in our third quarter fiscal 2010.  Should the conditions for early conversion be reached in future quarters, and the holders exercised their early conversion option, we would use current cash on hand and cash flow from operations for principal payments.

●
At April 3, 2010, we had $552 million of 2011 Notes outstanding. We plan presently to use current cash on hand and cash flows from operations for payment on the remaining 2011 Notes due in October 2011.

●	Our current ratio was 2.21 to 1 and 2.20 to 1 at April 3, 2010, and October 3, 2009, respectively.

Deterioration of Credit and Capital Markets
Credit market conditions deteriorated rapidly during our fourth quarter of fiscal 2008 and have not returned to pre-2008 levels. Several major banks and financial institutions failed or were forced to seek assistance through distressed sales or emergency government measures. While not all-inclusive, the following summarizes some of the impacts to our business:

Credit Facility
Cash flows from operating activities and current cash on hand are our primary source of liquidity for funding debt service and capital expenditures. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit, and as a source of financing for growth opportunities. As of April 3, 2010, we had outstanding letters of credit totaling $228 million, none of which were drawn upon, which left $772 million available for borrowing. Our revolving credit facility is funded by a syndicate of 19 banks, with commitments ranging from $6 million to $115 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements. If any of the banks in the syndicate are unable to perform on their commitments to fund the facility, our liquidity could be impaired, which could reduce our ability to fund working capital needs, support letters of credit or finance our growth opportunities.

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

Additionally, we have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. Although we believe the aggregate maximum obligation under the program is unlikely to ever be reached, the potential maximum obligation at April 3, 2010, was approximately $250 million. The total receivables under these programs were $92 million and $72 million at April 3, 2010, and October 3, 2009, respectively. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers' assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs' estimated uncollectible receivables of $28 million and $20 million at April 3, 2010, and October 3, 2009, respectively.

Investments
The value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets, are impacted by market volatility. These instruments were recorded at fair value as of April 3, 2010. We did not have a significant change in fair value of these instruments during the second quarter and six months of fiscal 2010.

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

Capitalization
The ratio of debt to capitalization is often used as a leverage measure.  Our debt to capitalization ratio as of April 3, 2010 and October 3, 2009 is as follows:

in millions
	April 3, 2010	October 3, 2009
Senior Notes	$2,743	$3,248
Other indebtedness	236	229
Total Debt	$2,979	$3,477

Total Shareholders’ Equity	$4,723	$4,431

Debt to Capitalization Ratio	38.7%	44.0%

●	At April 3, 2010, we had $812 million of cash and cash equivalents.

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

Our 2014 Notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: incur additional debt and issue preferred stock; make certain investments and restricted payments; create liens; create restrictions on distributions from subsidiaries; engage in specified sales of assets and subsidiary stock; enter into transactions with affiliates; enter new lines of business; engage in consolidation, mergers and acquisitions; and engage in certain sale/leaseback transactions.

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

In recent years, we expanded our international operations in Asia and South America through several small acquisitions. We have recently restructured our international operations including changes in management. Associated with the restructuring and new management, we are currently evaluating our future international business strategies, which depending on the strategies chosen, may impact the carrying values of certain of our international operations and assets.

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

Commodities Risk:  We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of April 3, 2010, and October 3, 2009, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value
in millions	April 3, 2010	October 3, 2009
Livestock:
Cattle	$41	$20
Hogs	21	12

Grain	2	1

Interest Rate Risk:  At April 3, 2010, we had variable rate debt of $226 million with a weighted average interest rate of 4.2%. A hypothetical 10% increase in interest rates effective at April 3, 2010, and October 3, 2009, would have a minimal effect on interest expense.

Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At April 3, 2010, we had fixed-rate debt of $2.8 billion with a weighted average interest rate of 8.0%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $73 million at April 3, 2010, and $32 million at October 3, 2009. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

Foreign Currency Risk:  We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Chinese renminbi, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at April 3, 2010, and October 3, 2009, related to the foreign exchange forward contracts would have a $14 million and $15 million, respectively, impact on pretax income. In the future, we may enter into more foreign exchange forward contracts as a result of our international growth strategy.

Concentration of Credit Risk:  Refer to our market risk disclosures set forth in the 2009 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2009 Annual Report.

Item 4. Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of April 3, 2010, our disclosure controls and procedures were effective.

In the second quarter ended April 3, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to the discussion of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 12: Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and its subsidiaries.

On October 23, 2001, a putative class action lawsuit styled R. Lynn Thompson, et al. vs. Tyson Foods, Inc. was filed in the District Court for Mayes County, Oklahoma by three property owners on behalf of all owners of lakefront property on Grand Lake O’ the Cherokees. Simmons Foods, Inc. and Peterson Farms, Inc. also are defendants. The plaintiffs allege the defendants’ operations diminished the water quality in the lake thereby interfering with the plaintiffs’ use and enjoyment of their properties. The plaintiffs sought injunctive relief and an unspecified amount of compensatory damages, punitive damages, attorneys’ fees and costs. While the District Court certified a class, on October 4, 2005, the Court of Civil Appeals of the State of Oklahoma reversed, holding the plaintiffs’ claims were not suitable for disposition as a class action. This decision was upheld by the Oklahoma Supreme Court and the case was remanded to the District Court with instructions that the matter proceed only on behalf of the three named plaintiffs. Plaintiffs seek injunctive relief, restitution and compensatory and punitive damages in an unspecified amount in excess of $10,000. We and the other defendants have denied liability and asserted various defenses. The defendants have requested a trial date, but the court has not yet scheduled the matter for trial.

On January 9, 2003, we received a notice of liability letter from Union Pacific Railroad Company (“Union Pacific”) relating to our alleged contributions of waste oil to the Double Eagle Refinery Superfund Site in Oklahoma City, Oklahoma. On August 22, 2006, the United States and the State of Oklahoma filed a lawsuit styled United States of America, et al. v. Union Pacific Railroad Co. in the United States District Court for the Western District of Oklahoma seeking more than $22 million (the amount sought was subsequently increased to more than $30 million) to remediate the Double Eagle site. Certain Tyson entities joined a “potentially responsible parties” group on October 31, 2006. A settlement between the “potentially responsible parties” group, the United States, and the State of Oklahoma was reached and the Tyson entities paid $625,586 into escrow towards the settlement of the matter. In furtherance of finalizing the settlement, the U.S. Department of Justice filed a complaint styled United States of America, et al. v. Albert Investment Co., Inc. et al., and includes the “potentially responsible parties.” A proposed Consent Decree addressing all alleged liability of the Tyson entities for the site was lodged on June 27, 2008. On October 10, 2008, Union Pacific initiated litigation to challenge the proposed Consent Decree by filing a motion to intervene, which the District Court denied. Union Pacific appealed this decision to the United States Court of Appeals for the Tenth Circuit. The "potentially responsible parties" group and other parties filed briefs in the Tenth Circuit, and oral arguments occurred on September 21, 2009. On November 10, 2009, the Tenth Circuit Court of Appeals reversed the District Court’s decision, and Union Pacific was permitted to intervene in the litigation. On February 11, 2010, the District Court vacated the previous ruling denying Union Pacific’s motion to intervene, ordered Union Pacific to file its complaint, and directed the parties to meet for determination of a schedule for conducting the litigation. On February 19, 2010, Union Pacific filed its complaint. The parties continue to work towards determination of the litigation schedule.

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

Other Matters:  We currently have approximately 117,000 team members and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 3, 2010 to Jan. 30, 2010		222,592	$13.15	-	22,474,439
Jan. 31, 2010 to March 6, 2010		358,250	15.72	-	22,474,439
March 7, 2010 to April 3, 2010		284,800	17.88	-	22,474,439
Total	(2)	865,642	$15.77	-	22,474,439

(1)
On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)
We purchased 865,642 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain company obligations under our equity compensation plans. These transactions included 731,334 shares purchased in open market transactions and 134,308 shares withheld to cover required tax withholdings on the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities
None

Item 4. Removed and Reserved
None

Item 5. Other Information
On February 5, 2010, the annual meeting of shareholders of Tyson Foods, Inc. (the "Company") was held.  Matters voted on by shareholders included (i) the election of directors of the Company's board, (ii) reapproval of the Company's annual incentive compensation plan for senior executive officers, (iii) ratification of the Company's selection of PricewaterhouseCoopers LLP ("PwC") as the Company's independent registered public accounting firm for the fiscal year ending October 2, 2010, (iv) a shareholder proposal requiring a report on the measures undertaken by the Company to prevent runoff and other forms of water pollution ("Proposal 1"), (v) a shareholder proposal to expand the Company's sustainability report to describe how the Company will reduce the environmental impacts of Company-owned farms and contract animal farms ("Proposal 2"), and (vi) a shareholder proposal related to the use of antibiotics in swine production ("Proposal 3").  The results of the shareholders' votes are reported below.

(i)	With respect to the election of the slate of directors chosen by the board:

Votes For	922,983,370
Votes Against	0
Votes Abstained	3,183,487
Broker Non-Votes	31,788,856

The following directors were elected by the indicated votes:

Directors	Votes For	Votes Withheld
Don Tyson	919,695,651	6,471,206
John Tyson	918,210,182	7,956,676
Lloyd V. Hackley	833,715,634	92,451,223
Jim Kever	917,343,826	8,823,031
Kevin M. McNamara	833,817,008	92,349,849
Brad T. Sauer	826,040,955	100,125,902
Robert Thurber	833,746,632	92,420,225
Barbara A. Tyson	917,654,631	8,512,226
Albert C. Zapanta	921,886,992	4,279,865

(ii)	Reapproval of the annual incentive compensation plan for senior executive officers:

Votes For	916,614,328
Votes Against	9,179,053
Votes Abstained	373,474
Broker Non-Votes	31,788,856

(iii)	Ratification of the selection of PwC:

Votes For	956,600,161
Votes Against	1,173,517
Votes Abstained	182,032

(iv)	Proposal 1:

Votes For	86,154,949
Votes Against	774,880,968
Votes Abstained	65,130,937
Broker Non-Votes	31,788,856

(v)	Proposal 2:

Votes For	72,309,059
Votes Against	786,487,650
Votes Abstained	67,370,146
Broker Non-Votes	31,788,856

(vi)	Proposal 3:

Votes For	7,565,667
Votes Against	857,499,865
Votes Abstained	61,101,324
Broker Non-Votes	31,788,856

Item 6. Exhibits
The following exhibits are filed with this report.

Exhibit No.	Exhibit Description
10.1	Voluntary Separation Agreement and General Release between the Company and Richard A. Greubel, Jr., dated February 8, 2010.

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 10, 2010	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief
Financial Officer

Date: May 10, 2010	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer