Form 10-Q
period 2010-07-03
TYSON FOODS INC
filed 2010-08-09
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 3, 2010.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	307,431,269
Class B Common Stock, $0.10 Par Value (Class B stock)	70,021,155

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Sales	$7,438	$6,662	$20,989	$19,490
Cost of Sales	6,686	6,192	19,144	18,749

Gross Profit	752	470	1,845	741
Selling, General and Administrative	245	192	680	617
Other Charges	0	2	0	17

Operating Income	507	276	1,165	107
Other (Income) Expense:
Interest income	(4)	(5)	(11)	(14)
Interest expense	102	92	282	237
Other, net	14	(3)	14	18

Total Other Expense	112	84	285	241

Income (Loss) from Continuing Operations before Income Taxes	395	192	880	(134)
Income Tax Expense (Benefit)	153	69	323	(42)

Income (Loss) from Continuing Operations	242	123	557	(92)
Income (Loss) from Discontinued Operation, net of tax	0	7	0	(1)

Net Income (Loss)	242	130	557	(93)
Less: Net Loss Attributable to Noncontrolling Interest	(6)	(1)	(10)	(3)

Net Income (Loss) Attributable to Tyson	$248	$131	$567	$(90)

Weighted Average Shares Outstanding:
Class A Basic	304	302	303	303
Class B Basic	70	70	70	70
Diluted	382	378	379	373
Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.68	$0.34	$1.55	$(0.24)
Class B Basic	$0.61	$0.30	$1.39	$(0.22)
Diluted	$0.65	$0.33	$1.49	$(0.24)
Earnings (Loss) Per Share from Discontinued Operation Attributable to Tyson:
Class A Basic	$0.00	$0.02	$0.00	$0.00
Class B Basic	$0.00	$0.02	$0.00	$0.00
Diluted	$0.00	$0.02	$0.00	$0.00
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$0.68	$0.36	$1.55	$(0.24)
Class B Basic	$0.61	$0.32	$1.39	$(0.22)
Diluted	$0.65	$0.35	$1.49	$(0.24)
Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.120	$0.120
Class B	$0.036	$0.036	$0.108	$0.108

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	July 3, 2010	October 3, 2009
Assets
Current Assets:
Cash and cash equivalents	$834	$1,004
Restricted cash	0	140
Accounts receivable, net	1,229	1,100
Inventories, net	2,132	2,009
Other current assets	169	122

Total Current Assets	4,364	4,375
Restricted Cash	0	43
Net Property, Plant and Equipment	3,631	3,576
Goodwill	1,916	1,917
Intangible Assets	168	187
Other Assets	388	497

Total Assets	$10,467	$10,595

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$93	$219
Accounts payable	996	1,013
Other current liabilities	1,073	761

Total Current Liabilities	2,162	1,993
Long-Term Debt	2,489	3,258
Deferred Income Taxes	284	309
Other Liabilities	513	539
Redeemable Noncontrolling Interest	63	65
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,232	2,236
Retained earnings	2,916	2,399
Accumulated other comprehensive loss	(37)	(34)
Treasury stock, at cost – 15 million shares at July 3, 2010, and 16 million shares at October 3, 2009	(226)	(242)

Total Tyson Shareholders’ Equity	4,924	4,398
Noncontrolling Interest	32	33

Total Shareholders’ Equity	4,956	4,431

Total Liabilities and Shareholders’ Equity	$10,467	$10,595

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	July 3, 2010	June 27, 2009
Cash Flows From Operating Activities:
Net income (loss)	$557	$(93)
Depreciation and amortization	372	383
Deferred income taxes	(4)	(26)
Other, net	116	97
Net changes in working capital	67	323

Cash Provided by Operating Activities	1,108	684

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(404)	(248)
Change in restricted cash to be used for investing activities	43	(60)
Proceeds from sale of marketable securities	34	49
Purchases of marketable securities	(39)	(34)
Proceeds from sale of discontinued operation	0	75
Acquisitions, net of cash acquired	0	(71)
Other, net	2	(9)

Cash Used for Investing Activities	(364)	(298)

Cash Flows From Financing Activities:
Payments on debt	(993)	(292)
Proceeds from borrowings of debt	17	851
Debt issuance costs	0	(60)
Change in restricted cash to be used for financing activities	140	(140)
Purchases of treasury shares	(42)	(11)
Dividends	(44)	(44)
Change in negative book cash balances	(25)	(119)
Other, net	32	9

Cash Provided by (Used for) Financing Activities	(915)	194

Effect of Exchange Rate Change on Cash	1	15

Increase (Decrease) in Cash and Cash Equivalents	(170)	595
Cash and Cash Equivalents at Beginning of Year	1,004	250

Cash and Cash Equivalents at End of Period	$834	$845

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

We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of July 3, 2010, the results of operations for the three and nine months ended July 3, 2010, and June 27, 2009, and cash flows for the nine months ended July 3, 2010, and June 27, 2009. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.

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

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table presents the effects of the retrospective application of new accounting guidance on our consolidated condensed financial statements (in millions, except per share data):

	Previously Reported	Adjustments: Convertible Debt	Adjustments: Noncontrolling Interest	As Adjusted
October 3, 2009 Balance Sheet:
Long-Term Debt	$3,333	$(75)	$—	$3,258
Deferred Income Taxes	280	29	—	309
Minority Interest	98	—	(98)	—
Redeemable Noncontrolling Interest	—	—	65	65
Capital in Excess of Par Value	2,180	56	—	2,236
Retained Earnings	2,409	(10)	—	2,399
Total Tyson Shareholders’ Equity	4,352	46	—	4,398
Noncontrolling Interest	—	—	33	33
Total Shareholders’ Equity	4,352	46	33	4,431

Three Months Ended June 27, 2009 – Income Statement:
Interest Expense	$88	$4	$—	$92
Income (Loss) from Continuing Operations before Income Taxes	196	(4)	—	192
Income Tax Expense (Benefit)	70	(1)	—	69
Income (Loss) from Continuing Operations	126	(3)	—	123
Minority Interest	(1)	—	1	—
Net Income (Loss)	134	(3)	(1)	130
Less: Net Loss Attributable to Noncontrolling Interest	—	—	(1)	(1)
Net Income (Loss) Attributable to Tyson	—	—	—	131

Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.35	$(0.01)	$—	$0.34
Class B Basic	$0.31	$(0.01)	$—	$0.30
Diluted	$0.33	$(0.00)	$—	$0.33
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$0.37	$(0.01)	$—	$0.36
Class B Basic	$0.33	$(0.01)	$—	$0.32
Diluted	$0.35	$(0.00)	$—	$0.35

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Previously Reported	Adjustments: Convertible Debt	Adjustments: Noncontrolling Interest	As Adjusted

Nine Months Ended June 27, 2009 – Income Statement:
Interest Expense	$225	$12	$—	$237
Income (Loss) from Continuing Operations before Income Taxes	(122)	(12)	—	(134)
Income Tax Expense (Benefit)	(38)	(4)	—	(42)
Income (Loss) from Continuing Operations	(84)	(8)	—	(92)
Minority Interest	(3)	—	3	—
Net Income (Loss)	(82)	(8)	(3)	(93)
Less: Net Loss Attributable to Noncontrolling Interest	—	—	(3)	(3)
Net Income (Loss) Attributable to Tyson	—	—	—	(90)

Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$(0.22)	$(0.02)	$—	$(0.24)
Class B Basic	$(0.20)	$(0.02)	$—	$(0.22)
Diluted	$(0.22)	$(0.02)	$—	$(0.24)

Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$(0.22)	$(0.02)	$—	$(0.24)
Class B Basic	$(0.20)	$(0.02)	$—	$(0.22)
Diluted	$(0.22)	$(0.02)	$—	$(0.24)

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

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3: DISCONTINUED OPERATION

On March 13, 2009, we completed the sale of the beef processing, cattle feed yard and fertilizer assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside), which were part of our Beef segment, and related inventories for total consideration of $145 million, based on exchange rates then in effect. This included (a) cash received at closing of $43 million, (b) $78 million of collateralized notes receivable from either XL Foods or an affiliated entity to be collected throughout the two years following closing, and (c) $24 million of XL Foods Preferred Stock to be redeemed over five years.

We recorded a pretax loss on sale of Lakeside of $10 million in the nine months ended June 27, 2009, which included an allocation of beef reporting unit goodwill of $59 million and cumulative currency translation adjustment gains of $37 million.

The following is a summary of Lakeside’s operating results (in millions):

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Sales	$—	$—	$—	$461

Pretax income from discontinued operation	$—	$9	$—	$20
Loss on sale of discontinued operation	—	—	—	(10)
Income tax expense	—	2	—	11

Income (loss) from discontinued operation	$—	$7	$—	$(1)

NOTE 4: OTHER INCOME AND CHARGES

During the third quarter of fiscal 2010, we recognized $38 million of insurance proceeds received related to losses incurred from Hurricane Katrina in 2005. These proceeds are reflected in the Chicken segment’s Operating Income and included in the Consolidated Condensed Statements of Income in Cost of Sales.

During the third quarter of fiscal 2010, we recorded a $12 million impairment charge related to an equity method investment. This charge is included in the Consolidated Condensed Statements of Income in Other, net.

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

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored at all times, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at July 3, 2010.

We recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Condensed Balance Sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (i.e., fair value hedge, cash flow hedge, or hedge of a net investment in a foreign operation). We qualify, or designate, a derivative financial instrument as a hedge when contract terms closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) (OCI) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized in earnings immediately. We designate certain forward contracts as follows:

•	Cash Flow Hedges – include certain commodity forward contracts of forecasted purchases (i.e., grains) and certain foreign exchange forward contracts.

•	Fair Value Hedges – include certain commodity forward contracts of forecasted purchases (i.e., livestock).

•	Net Investment Hedges – include certain foreign currency forward contracts of permanently invested capital in certain foreign subsidiaries.

Cash flow hedges

Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 12 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and nine months ended July 3, 2010, and June 27, 2009.

We had the following aggregated notionals of outstanding forward and option contracts accounted for as cash flow hedges:

	Metric	July 3, 2010	October 3, 2009
Commodity:
Corn	Bushels	32 million	4 million
Soy meal	Tons	121,500	16,900
Foreign Currency	United States dollars	$21 million	$—

The net amount of pretax losses in accumulated OCI as of July 3, 2010, expected to be reclassified into earnings within the next 12 months, was $2 million. During the three and nine months ended July 3, 2010, and June 27, 2009, we did not reclassify any pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	July 3, 2010	June 27, 2009		July 3, 2010	June 27, 2009
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$1	$3	Cost of Sales	$(4)	$(22)
Foreign exchange contracts	1	—	Other Income/Expense	—	—

Total	$2	$3		$(4)	$(22)

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Nine Months Ended			Nine Months Ended
	July 3, 2010	June 27, 2009		July 3, 2010	June 27, 2009
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(4)	$(58)	Cost of Sales	$(5)	$(66)
Foreign exchange contracts	1	9	Other Income/Expense	—	7

Total	$(3)	$(49)		$(5)	$(59)

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

	Metric	July 3, 2010	October 3, 2009
Commodity:
Live Cattle	Pounds	336 million	133 million
Lean Hogs	Pounds	420 million	171 million

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

					in millions
	Consolidated Condensed
	Statements of Income	Three Months Ended		Nine Months Ended
	Classification	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Gain/(Loss) on forwards	Cost of Sales	$(28)	$27	$(44)	$142
Gain/(Loss) on purchase contract	Cost of Sales	28	(27)	44	(142)

Ineffectiveness related to our fair value hedges was not significant for the three and nine months ended July 3, 2010, and June 27, 2009.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Foreign net investment hedges

We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Condensed Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant for the three and nine months ended July 3, 2010, and June 27, 2009. At July 3, 2010, we had approximately $49 million aggregate outstanding notionals related to our forward foreign currency contracts accounted for as foreign net investment hedges.

The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	July 3, 2010	June 27, 2009		July 3, 2010	June 27, 2009
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$2	$(5)	Other Income/Expense	$—	$(2)

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Nine Months Ended			Nine Months Ended
	July 3, 2010	June 27, 2009		July 3, 2010	June 27, 2009
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	$(6)	Other Income/Expense	$—	$(2)

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

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We had the following aggregate outstanding notionals related to our undesignated positions:

	Metric	July 3, 2010	October 3, 2009

Commodity:
Corn	Bushels	18 million	11 million
Soy meal	Tons	221,400	73,000
Live Cattle	Pounds	43 million	82 million
Lean Hogs	Pounds	100 million	11 million
Natural Gas	British thermal units	240 billion	850 billion
Foreign Currency	United States dollars	$84 million	$124 million
Interest Rate	Average monthly notional debt	$56 million	$64 million

Included in our undesignated positions are certain commodity grain positions (which do not qualify for hedge treatment) we enter into to manage the risk of costs associated with forward sales to certain customers for which sales prices are determined under cost-plus arrangements. These unrealized positions totaled $0 and losses of $17 million at July 3, 2010, and October 3, 2009, respectively. When these positions are liquidated, we expect any realized gains or losses will be reflected in the prices of the poultry products sold. Since these derivative positions did not qualify for hedge treatment, they initially created volatility in our earnings associated with changes in fair value. However, once the positions were liquidated and included in the sales price to the customer, there was ultimately no earnings impact as any previous fair value gains or losses were included in the prices of the poultry products.

The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed
	Statements of Income	Gain/(Loss)		Gain/(Loss)
	Classification	Recognized in Earnings		Recognized in Earnings
		Three Months Ended		Nine Months Ended
		July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(5)	$(6)	$17	$(28)
Commodity contracts	Cost of Sales	20	22	(11)	(152)
Foreign exchange contracts	Other Income/Expense	2	(8)	—	1
Interest rate contracts	Interest Expense	1	—	1	(3)

Total		$18	$8	$7	$(182)

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

		Fair Value
	Balance Sheet Classification	July 3, 2010	October 3, 2009
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$19	$12
Foreign exchange contracts	Other current assets	3	—

Total derivative assets – designated		22	12

Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	6	9
Foreign exchange contracts	Other current assets	3	—

Total derivative assets – not designated		9	9

Total derivative assets		$31	$21

Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	Other current liabilities	$7	$2

Derivatives not designated as hedging instruments:
Commodity contracts	Other current liabilities	15	13
Foreign exchange contracts	Other current liabilities	—	1
Interest rate contracts	Other current liabilities	3	4

Total derivative liabilities – not designated		18	18

Total derivative liabilities		$25	$20

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

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	July 3, 2010	October 3, 2009
Processed products:
Weighted-average method – chicken and prepared foods	$677	$629
First-in, first-out method – beef and pork	402	414
Livestock – first-in, first-out method	720	631
Supplies and other – weighted-average method	333	335

Total inventories, net	$2,132	$2,009

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	July 3, 2010	October 3, 2009
Land	$97	$96
Buildings and leasehold improvements	2,593	2,570
Machinery and equipment	4,630	4,640
Land improvements and other	230	227
Buildings and equipment under construction	509	297

	8,059	7,830
Less accumulated depreciation	4,428	4,254

Net property, plant and equipment	$3,631	$3,576

NOTE 8: OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	July 3, 2010	October 3, 2009
Accrued salaries, wages and benefits	$400	$187
Self-insurance reserves	249	230
Other	424	344

Total other current liabilities	$1,073	$761

NOTE 9: COMMITMENTS

We guarantee obligations of certain outside third parties, which consists of a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to eight years, and the maximum potential amount of future payments as of July 3, 2010, was $66 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next six years. The maximum potential amount of the residual value guarantees is $54 million, of which $22 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At July 3, 2010, and October 3, 2009, no material liabilities for guarantees were recorded.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of July 3, 2010, was approximately $225 million. The total receivables under these programs were $70 million and $72 million at July 3, 2010, and October 3, 2009, respectively. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we recorded an allowance for these programs’ estimated uncollectible receivables of $22 million and $20 million at July 3, 2010, and October 3, 2009, respectively. At July 3, 2010, net of the allowance, we had $25 million recorded in Accounts Receivable and $23 million in Other Assets in our Consolidated Condensed Balance Sheets, while at October 3, 2009, the entire balance was recorded in Other Assets.

The minority partner in our Shandong Tyson Xinchang Foods joint ventures in China has the right to exercise put options to require us to purchase its entire 40% equity interest at a price equal to the minority partner’s contributed capital plus (minus) its pro-rata share of the joint venture’s accumulated and undistributed net earnings (losses). The put options are exercisable for a five-year term commencing April 2011. At July 3, 2010, the put options, if they had been exercisable, would have resulted in a purchase price of approximately $68 million for the minority partner’s entire equity interest. We do not believe the exercise of the put options would materially impact our results of operations or financial condition.

NOTE 10: DEBT

The major components of debt are as follows (in millions):

	July 3, 2010	October 3, 2009

Revolving credit facility – expires March 2012	$—	$—
Senior notes:
7.95% Notes due February 2010 (2010 Notes)	—	140
8.25% Notes due October 2011 (2011 Notes)	327	839
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	810	810
7.85% Senior notes due April 2016 (2016 Notes)	705	923
7.00% Notes due May 2018	134	174
7.125% Senior notes due February 2026	—	9
7.00% Notes due January 2028	23	27
Discount on senior notes	(112)	(132)
GO Zone tax-exempt bonds due October 2033 (0.13% at 7/3/2010)	100	100
Other	137	129

Total debt	2,582	3,477
Less current debt	93	219

Total long-term debt	$2,489	$3,258

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

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Availability under this facility, up to $1.0 billion, is based on a percentage of certain eligible receivables and eligible inventory and is reduced by certain reserves. After reducing the amount eligible by outstanding letters of credit issued under this facility, the amount available for borrowing under this facility at July 3, 2010, was $828 million. At July 3, 2010, we had outstanding letters of credit issued under this facility totaling approximately $172 million, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds. We had an additional $67 million of bilateral letters of credit not issued under this facility, none of which were drawn upon.

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

•

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

•

during the five business days after any 10 consecutive trading days (measurement period) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A stock and the applicable conversion rate on each such day; or

•	upon the occurrence of specified corporate events as defined in the supplemental indenture.

On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of July 3, 2010, none of the conditions permitting conversion of the 2013 Notes had been satisfied.

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

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

GO Zone Tax-Exempt Bonds

In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033. In November 2008, we entered into an interest rate swap related to these bonds to mitigate our interest rate risk on a portion of the bonds for five years. We also issued a letter of credit as a guarantee for the entire bond issuance. The proceeds from the bond issuance could only be used towards the construction of the Dynamic Fuels’ facility. Accordingly, the unused proceeds were recorded as non-current Restricted Cash in the Consolidated Condensed Balance Sheets and were substantially utilized prior to the end of the third quarter of fiscal 2010.

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

Condensed Consolidating Financial Statements

Tyson Fresh Meats, Inc. (TFM Parent), our wholly-owned subsidiary, has fully and unconditionally guaranteed the 2016 Notes. TFM Parent and substantially all of our wholly-owned domestic subsidiaries have fully and unconditionally guaranteed the 2014 Notes. The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); TFM Parent; the other 2014 Notes’ guarantor subsidiaries (Guarantors) on a combined basis; the elimination entries necessary to reflect TFM Parent and the Guarantors, which collectively represent the 2014 Notes’ total guarantor subsidiaries (2014 Guarantors), on a combined basis; the 2014 Notes’ non-guarantor subsidiaries (Non-Guarantors) on a combined basis; the elimination entries necessary to consolidate TFI Parent, the 2014 Guarantors and the Non-Guarantors; and Tyson Foods, Inc. on a consolidated basis, and is provided as an alternative to providing separate financial statements for the guarantor(s).

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Income for the three months ended July 3, 2010	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$166	$4,317	$3,084	$(261)	$7,140	$297	$(165)	$7,438
Cost of Sales	—	3,968	2,868	(261)	6,575	276	(165)	6,686

Gross Profit	166	349	216	—	565	21	—	752
Selling, general and administrative	45	52	124	—	176	24	—	245

Operating Income (Loss)	121	297	92	—	389	(3)	—	507

Other (Income) Expense:
Interest expense, net	98	(1)	5	—	4	(4)	—	98
Other, net	14	(1)	1	—	—	—	—	14
Equity in net earnings of subsidiaries	(247)	(6)	1	5	—	(2)	249	—

Total Other (Income) Expense	(135)	(8)	7	5	4	(6)	249	112

Income (Loss) from Continuing Operations before Income Taxes	256	305	85	(5)	385	3	(249)	395
Income Tax Expense	8	108	28	—	136	9	—	153

Net Income (Loss)	248	197	57	(5)	249	(6)	(249)	242
Less: Net Loss Attributable to Noncontrolling Interest	—	—	—	—	—	(6)	—	(6)

Net Income (Loss) Attributable to Tyson	$248	$197	$57	$(5)	$249	$—	$(249)	$248

Condensed Consolidating Statement of Income for the three months ended June 27, 2009	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$3	$3,651	$2,994	$(176)	$6,469	$198	$(8)	$6,662
Cost of Sales	(155)	3,527	2,836	(176)	6,187	168	(8)	6,192

Gross Profit	158	124	158	—	282	30	—	470
Selling, general and administrative	38	41	96	—	137	17	—	192
Other charges	—	—	2	—	2	—	—	2

Operating Income	120	83	60	—	143	13	—	276

Other (Income) Expense:
Interest expense, net	80	7	4	—	11	(4)	—	87
Other, net	7	(1)	(3)	—	(4)	(6)	—	(3)
Equity in net earnings of subsidiaries	(119)	(25)	(19)	19	(25)	(5)	149	—

Total Other (Income) Expense	(32)	(19)	(18)	19	(18)	(15)	149	84

Income (Loss) from Continuing Operations before Income Taxes	152	102	78	(19)	161	28	(149)	192
Income Tax Expense	23	22	16	—	38	8	—	69

Income (Loss) from Continuing Operations	129	80	62	(19)	123	20	(149)	123
Income (Loss) from Discontinued Operation, net of tax	1	(3)	—	—	(3)	9	—	7

Net Income (Loss)	130	77	62	(19)	120	29	(149)	130
Less: Net Loss Attributable to Noncontrolling Interest	(1)	—	—	—	—	—	—	(1)

Net Income (Loss) Attributable to Tyson	$131	$77	$62	$(19)	$120	$29	$(149)	$131

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Income for the nine months ended July 3, 2010	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$387	$11,748	$9,070	$(684)	$20,134	$852	$(384)	$20,989
Cost of Sales	(6)	10,953	8,464	(684)	18,733	801	(384)	19,144

Gross Profit	393	795	606	—	1,401	51	—	1,845
Selling, general and administrative	98	140	379	—	519	63	—	680

Operating Income (Loss)	295	655	227	—	882	(12)	—	1,165

Other (Income) Expense:
Interest expense, net	268	2	13	—	15	(12)	—	271
Other, net	22	—	(6)	—	(6)	(2)	—	14
Equity in net earnings of subsidiaries	(570)	(34)	17	23	6	(12)	576	—

Total Other (Income) Expense	(280)	(32)	24	23	15	(26)	576	285

Income (Loss) from Continuing Operations before Income Taxes	575	687	203	(23)	867	14	(576)	880
Income Tax Expense	8	225	66	—	291	24	—	323

Net Income (Loss)	567	462	137	(23)	576	(10)	(576)	557
Less: Net Loss Attributable to Noncontrolling Interest	—	—	—	—	—	(10)	—	(10)

Net Income (Loss) Attributable to Tyson	$567	$462	$137	$(23)	$576	$—	$(576)	$567

Condensed Consolidating Statement of Income for the nine months ended June 27, 2009	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$7	$10,584	$8,927	$(546)	$18,965	$539	$(21)	$19,490
Cost of Sales	127	10,272	8,436	(546)	18,162	481	(21)	18,749

Gross Profit (Loss)	(120)	312	491	—	803	58	—	741
Selling, general and administrative	98	143	326	—	469	50	—	617
Other charges	—	—	17	—	17	—	—	17

Operating Income (Loss)	(218)	169	148	—	317	8	—	107

Other (Income) Expense:
Interest expense, net	201	11	13	—	24	(2)	—	223
Other, net	7	(3)	(3)	—	(6)	17	—	18
Equity in net earnings of subsidiaries	(182)	(8)	38	(4)	26	(11)	167	—

Total Other (Income) Expense	26	—	48	(4)	44	4	167	241

Income (Loss) from Continuing Operations before Income Taxes	(244)	169	100	4	273	4	(167)	(134)
Income Tax Expense (Benefit)	(133)	50	43	—	93	(2)	—	(42)

Income (Loss) from Continuing Operations	(111)	119	57	4	180	6	(167)	(92)
Income (Loss) from Discontinued Operation, net of tax	21	5	—	—	5	(27)	—	(1)

Net Income (Loss)	(90)	124	57	4	185	(21)	(167)	(93)
Less: Net Loss Attributable to Noncontrolling Interest	—	—	—	—	—	(3)	—	(3)

Net Income (Loss) Attributable to Tyson	$(90)	$124	$57	$4	$185	$(18)	$(167)	$(90)

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet as of July 3, 2010	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$2	$672	$—	$674	$160	$—	$834
Accounts receivable, net	—	679	3,795	—	4,474	128	(3,373)	1,229
Inventories, net	2	646	1,311	—	1,957	173	—	2,132
Other current assets	28	62	30	(12)	80	70	(9)	169

Total Current Assets	30	1,389	5,808	(12)	7,185	531	(3,382)	4,364
Net Property, Plant and Equipment	40	863	2,238	—	3,101	490	—	3,631
Goodwill	—	880	968	—	1,848	68	—	1,916
Intangible Assets	—	38	55	—	93	75	—	168
Other Assets	140	84	43	—	127	304	(183)	388
Investment in Subsidiaries	10,610	1,784	657	(1,606)	835	309	(11,754)	—

Total Assets	$10,820	$5,038	$9,769	$(1,618)	$13,189	$1,777	$(15,319)	$10,467

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$2	$—	$—	$—	$—	$91	$—	$93
Accounts payable	12	381	536	—	917	67	—	996
Other current liabilities	3,411	220	431	(12)	639	405	(3,382)	1,073

Total Current Liabilities	3,425	601	967	(12)	1,556	563	(3,382)	2,162
Long-Term Debt	2,362	—	180	—	180	127	(180)	2,489
Deferred Income Taxes	—	104	180	—	284	3	(3)	284
Other Liabilities	109	154	205	—	359	45	—	513
Redeemable Noncontrolling Interest	—	—	—	—	—	63	—	63

Total Tyson Shareholders’ Equity	4,924	4,179	8,237	(1,606)	10,810	944	(11,754)	4,924
Noncontrolling Interest	—	—	—	—	—	32	—	32

Total Shareholders’ Equity	4,924	4,179	8,237	(1,606)	10,810	976	(11,754)	4,956

Total Liabilities and Shareholders’ Equity	$10,820	$5,038	$9,769	$(1,618)	$13,189	$1,777	$(15,319)	$10,467

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Balance Sheet as of October 3, 2009	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$788	$—	$788	$216	$—	$1,004
Restricted cash	—	—	140	—	140	—	—	140
Accounts receivable, net	2	418	3,309	(7)	3,720	116	(2,738)	1,100
Inventories, net	1	586	1,239	—	1,825	183	—	2,009
Other current assets	198	89	29	(17)	101	36	(213)	122

Total Current Assets	201	1,093	5,505	(24)	6,574	551	(2,951)	4,375
Restricted Cash	—	—	—	—	—	43	—	43
Net Property, Plant and Equipment	40	883	2,256	—	3,139	397	—	3,576
Goodwill	—	881	977	—	1,858	59	—	1,917
Intangible Assets	—	42	59	—	101	86	—	187
Other Assets	211	120	37	—	157	346	(217)	497
Investment in Subsidiaries	10,038	1,763	674	(1,597)	840	296	(11,174)	—

Total Assets	$10,490	$4,782	$9,508	$(1,621)	$12,669	$1,778	$(14,342)	$10,595

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$3	$140	$—	$—	$140	$76	$—	$219
Accounts payable	15	375	550	—	925	73	—	1,013
Other current liabilities	2,790	251	296	(24)	523	399	(2,951)	761

Total Current Liabilities	2,808	766	846	(24)	1,588	548	(2,951)	1,993
Long-Term Debt	3,112	15	180	—	195	131	(180)	3,258
Deferred Income Taxes	29	108	182	—	290	27	(37)	309
Other Liabilities	143	161	202	—	363	33	—	539
Redeemable Noncontrolling Interest	—	—	—	—	—	65	—	65

Total Tyson Shareholders’ Equity	4,398	3,732	8,098	(1,597)	10,233	941	(11,174)	4,398
Noncontrolling Interest	—	—	—	—	—	33	—	33

Total Shareholders’ Equity	4,398	3,732	8,098	(1,597)	10,233	974	(11,174)	4,431

Total Liabilities and Shareholders’ Equity	$10,490	$4,782	$9,508	$(1,621)	$12,669	$1,778	$(14,342)	$10,595

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows for the nine months ended July 3, 2010	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$315	$360	$466	$—	$826	$(33)	$—	$1,108

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3)	(53)	(233)	—	(286)	(115)	—	(404)
Change in restricted cash	—	—	—	—	—	43	—	43
Purchases of marketable securities, net	—	—	—	—	—	(5)	—	(5)
Other, net	(1)	(2)	20	—	18	(15)	—	2

Cash Used for Investing Activities	(4)	(55)	(213)	—	(268)	(92)	—	(364)

Cash Flows from Financing Activities:
Net change in debt	(829)	(155)	—	—	(155)	8	—	(976)
Change in restricted cash	—	—	140	—	140	—	—	140
Purchase of treasury shares	(42)	—	—	—	—	—	—	(42)
Dividends	(44)	—	—	—	—	—	—	(44)
Other, net	28	17	(43)	—	(26)	5	—	7
Net change in intercompany balances	576	(165)	(466)	—	(631)	55	—	—

Cash Provided by (Used for) Financing Activities	(311)	(303)	(369)	—	(672)	68	—	(915)

Effect of Exchange Rate Change on Cash	—	—	—	—	—	1	—	1

Increase (Decrease) in Cash and Cash Equivalents	—	2	(116)	—	(114)	(56)	—	(170)
Cash and Cash Equivalents at Beginning of Year	—	—	788	—	788	216	—	1,004

Cash and Cash Equivalents at End of Period	$—	$2	$672	$—	$674	$160	$—	$834

Condensed Consolidating Statement of Cash Flows for the nine months ended June 27, 2009	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(357)	$237	$804	$—	$1,041	$25	$(25)	$684

Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(41)	(158)	—	(199)	(49)	—	(248)
Change in restricted cash	—	—	—	—	—	(60)	—	(60)
Proceeds from sale of marketable securities, net	—	—	—	—	—	15	—	15
Proceeds from sale of discontinued operation	—	—	—	—	—	75	—	75
Acquisitions, net of cash acquired	—	—	(13)	—	(13)	(58)	—	(71)
Other, net	(32)	4	21	—	25	(2)	—	(9)

Cash Used for Investing Activities	(32)	(37)	(150)	—	(187)	(79)	—	(298)

Cash Flows from Financing Activities:
Net change in debt	563	(94)	—	—	(94)	90	—	559
Debt issuance costs	(58)	—	—	—	—	(2)	—	(60)
Change in restricted cash	—	—	(140)	—	(140)	—	—	(140)
Purchase of treasury shares	(11)	—	—	—	—	—	—	(11)
Dividends	(44)	—	—	—	—	(25)	25	(44)
Other, net	—	(25)	(81)	—	(106)	(4)	—	(110)
Net change in intercompany balances	(201)	(81)	250	—	169	32	—	—

Cash Provided by (Used for) Financing Activities	249	(200)	29	—	(171)	91	25	194

Effect of Exchange Rate Change on Cash	—	—	—	—	—	15	—	15

Increase (Decrease) in Cash and Cash Equivalents	(140)	—	683	—	683	52	—	595
Cash and Cash Equivalents at Beginning of Year	140	—	35	—	35	75	—	250

Cash and Cash Equivalents at End of Period	$—	$—	$718	$—	$718	$127	$—	$845

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs derived principally from or corroborated by other observable market data.

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

July 3, 2010	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$25	$—	$(9)	$16
Foreign Exchange Forward Contracts	—	6	—	(2)	4
Available for Sale Securities:
Debt securities	—	40	73	—	113
Equity securities	13	—	—	—	13
Deferred Compensation Assets	—	78	—	—	78

Total Assets	$13	$149	$73	$(11)	$224

Liabilities:
Commodity Derivatives	$—	$22	$—	$(21)	$1
Interest Rate Swap	—	3	—	(2)	1

Total Liabilities	$—	$25	$—	$(23)	$2

October 3, 2009	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$21	$—	$(17)	$4
Available for Sale Securities:
Debt securities	—	33	72	—	105
Equity securities	20	—	—	—	20
Deferred Compensation Assets	2	84	—	—	86

Total Assets	$22	$138	$72	$(17)	$215

Liabilities:
Commodity Derivatives	$—	$15	$—	$(11)	$4
Foreign Exchange Forward Contracts	—	1	—	—	1
Interest Rate Swap	—	4	—	(2)	2

Total Liabilities	$—	$20	$—	$(13)	$7

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(a)	Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At July 3, 2010, we had posted $13 million of cash collateral and held no cash collateral with various counterparties. At October 3, 2009, we had posted $4 million of cash collateral and held no cash collateral with various counterparties.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	July 3, 2010	June 27, 2009
Balance at beginning of year	$72	$54
Total realized and unrealized gains (losses):
Included in earnings	1	(4)
Included in other comprehensive income	2	2
Purchases, issuances and settlements, net	(2)	22

Balance at end of period	$73	$74

Total gains (losses) for the nine-month periods included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$(4)

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

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in millions)	July 3, 2010			October 3, 2009
	Amortized Cost Basis	Fair Value	Unrealized Gain	Amortized Cost Basis	Fair Value	Unrealized Gain
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$39	$40	$1	$33	$33	$—
Corporate and Asset-Backed (a)	44	48	4	46	48	2
Redeemable Preferred Stock	25	25	—	24	24	—

Equity Securities – Common Stock	9	13	4	9	20	11

(a)	At July 3, 2010, and October 3, 2009, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $3 million and $4 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For the three and nine months ending July 3, 2010, we recognized no other than temporary impairments in earnings, while we recognized $0 and $4 million of other than temporary impairments for the three and nine months ending June 27, 2009, respectively. No other than temporary losses were deferred in OCI during the three and nine months ending July 3, 2010, and June 27, 2009.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning in the first quarter of fiscal 2010. During the three and nine months ended July 3, 2010, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Other Financial Instruments

Fair values for debt are based on quoted market prices or published forward interest rate curves. Fair value and carrying value for our debt were as follows (in millions):

	July 3, 2010		October 3, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,769	$2,582	$3,724	$3,477

For all of our other financial instruments, the estimated fair value approximated the carrying value at July 3, 2010, and October 3, 2009. The carrying value of our other financial instruments, not otherwise disclosed herein, included notes receivable, which approximated fair value at July 3, 2010, and October 3, 2009. Notes receivable were recorded in Other Current Assets in the Consolidated Condensed Balance Sheets and totaled $46 million at July 3, 2010, and were recorded in Other Assets at October 3, 2009, and totaled $45 million. The fair values were determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In 2000, the Wage and Hour Division of the U.S. Department of Labor (DOL) conducted an industry-wide investigation of poultry producers, including us, to ascertain compliance with various wage and hour issues. As part of this investigation, the DOL inspected 14 of our processing facilities. On May 9, 2002, the DOL filed a civil complaint styled Elaine L. Chao (now Hilda L. Solis), Secretary of Labor, United States Department of Labor v. Tyson Foods, Inc. in the U.S. District Court for the Northern District of Alabama. The plaintiff alleged that we violated the overtime provisions of the federal Fair Labor Standards Act (“FLSA”) at our chicken processing facility in Blountsville, Alabama. Through discovery and trial, the Secretary of Labor sought to require us to compensate all hourly chicken processing employees for pre- and post-shift clothes changing, washing and related activities and for one of two unpaid 30-minute meal periods. The Secretary of Labor sought back wages for all employees at the Blountsville facility for a period of two years prior to the date of the filing of the complaint and an injunction against future violations at that facility and all other chicken processing facilities we operate. A jury trial began on February 2, 2009, and concluded with a mistrial on April 13, 2009, when the jury failed to reach a unanimous verdict. A second jury trial was held, beginning on August 25, 2009. The jury reached a verdict on November 4, 2009, and it determined that Blountsville employees performed work for which they were not compensated and awarded $250,000 in damages for a nine-year period. The jury also determined that the Company’s recordkeeping for hours of work did not violate the FLSA. On June 3, 2010, the parties filed a joint motion with the court for approval of a consent judgment. Under the terms of the consent judgment, the Company will continue its current pay practices and, on an interim basis, provide 8 or 12 minutes of extra pay per shift to hourly processing line employees at non-union locations. Over the next two and one-half years, but no later than December 1, 2012, the Company will modify timekeeping practices at its poultry plants and certain prepared foods plants to pay hourly processing line employees punch-to-punch, or to “clock in” before they put on certain clothing items and “clock out” after the clothing items are taken off. Union locations affected by the consent judgment, if timely notifications are provided, are allowed to participate in the consent judgment after December 1, 2012. The court approved the joint motion, and the consent judgment became effective on June 8, 2010.

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

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The other private lawsuits referred to above are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S.D. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E.D. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W.D. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M.D. Georgia, March 5, 2007); Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M.D. Georgia, May 23, 2007). Similar to DeAsencio, each of these matters involves allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation, which was granted on August 17, 2007. These cases and five other cases subsequently filed involving the same allegations, Armstrong, et al. v. Tyson Foods, Inc. (W.D. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E.D. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E.D. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W.D. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W.D. North Carolina, February 6, 2008), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (“MDL Proceedings”). On January 2, 2008, the Court issued a Joint Scheduling and Case Management Order. This order granted Conditional Class Certification and called for notice to be given to potential putative class members via a third party administrator. The potential class members had until April 18, 2008, to “opt–in” to the class. Approximately 13,800 employees and former employees filed their consents to “opt-in” to the class. On October 15, 2008, the Court denied the plaintiffs’ motion for equitable tolling, which, if granted, would have extended the time period in which the plaintiffs could have sought damages. However, in addition to the consents already obtained, the Court allowed the plaintiffs to obtain corrected and reaffirmed opt-in consents that were previously filed in the matter of M.H. Fox, et al. v. Tyson Foods, Inc. (N.D. Alabama, June 22, 1999). The deadline for filing these consents was December 31, 2008, and according to the third party administrator, approximately 4,000 reaffirmed consents were filed, some or all of which may be in addition to the approximately 13,800 consents filed previously. The parties have completed discovery at eight of our facilities and our corporate headquarters in Springdale, Arkansas. In July 2009 we filed class decertification motions for the eight facilities involved in discovery. We also filed Motions for Partial Summary Judgment for these eight facilities. Oral arguments for these motions occurred on February 3, 2010, and, on March 16, 2010, the Court granted partial summary judgment with respect to two unionized facilities and denied the remaining motions. The Court concluded that the activities at these two facilities met the definition of “clothes changing” under Section 203(o) of the FLSA and that the time engaged in pre- and post-shift donning and doffing is not compensable. The Court did not rule on whether Section 203(o) activity could begin the continuous work day, thereby making all walking, sanitizing and washing time after that activity compensable. We then filed a motion for certification of a permissive appeal on whether Section 203(o) activity can start the continuous workday and whether washing required clothing items is covered by Section 203(o). On April 23, 2010, the Court granted us permission to appeal these issues to the Eleventh Circuit Court of Appeals. The Court also retained jurisdiction with respect to the eight facilities while staying proceedings with respect to seven. It then scheduled trial in Williams, et al. v. Tyson Foods, Inc. (M.D. Georgia, May 23, 2007), which involves our Dawson, Georgia facility, for October 12, 2010. On April 16, 2010, the Court lifted a previously entered stay of discovery with respect to our remaining 32 facilities subject to the MDL Proceedings and ordered the parties to meet, confer, and report to the Court any discovery agreements and disputed issues within 45 days. On June 7, 2010, the Court issued a scheduling order which set the close of discovery for the remaining 32 facilities for May 31, 2012.

We have pending eleven separate wage and hour actions involving TFM’s plants located in Lexington, Nebraska (Lopez, et al. v. Tyson Foods, Inc., D. Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, May 15, 2006), Storm Lake, Iowa (Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Robinson, et al. v. Tyson Foods, Inc., d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007), Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., D. Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., D. Nebraska, February 29, 2008), Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Council Bluffs, Iowa (Maxwell (f/k/a Salazar), et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, April 29, 2008); Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008); and Goodlettsville, Tennessee (Abadeer v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc., M.D. Tennessee, February 6, 2009). The actions allege we failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the FLSA and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction. Trials have been scheduled in the Abadeer and Bouaphakeo cases for October 12, 2010, and November 1, 2010, respectively.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and six other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts a number of state and federal causes of action including, but not limited to, counts under Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and state-law public nuisance theories. The amended complaint asserts that defendants and certain contract growers who are not named in the amended complaint polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed (“IRW”) through the land application of poultry litter. Oklahoma asserts that this alleged pollution has also caused extensive injury to the environment (including soils and sediments) of the IRW and that the defendants have been unjustly enriched. Oklahoma’s claims cover the entire IRW, which encompasses more than one million acres of land and the natural resources (including lakes and waterways) contained therein. Oklahoma seeks wide-ranging relief, including injunctive relief, compensatory damages in excess of $800 million, an unspecified amount in punitive damages and attorneys’ fees. We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the amended complaint. The district court has stayed proceedings on the third party complaint pending resolution of Oklahoma’s claims against the defendants. On October 31, 2008, the defendants filed a motion to dismiss for failure to join the Cherokee Nation as a required party or, in the alternative, for judgment as a matter of law based on the plaintiffs’ lack of standing. This motion was granted in part and denied in part on July 22, 2009. In its ruling, the district court dismissed Oklahoma’s claims for cost recovery and for natural resources damages under CERCLA and for unjust enrichment under Oklahoma common law. This ruling also narrowed the scope of Oklahoma’s remaining claims by dismissing all damage claims under its causes of action for Oklahoma common law nuisance, federal common law nuisance, and Oklahoma common law trespass, leaving only its claims for injunctive relief for trial. On August 18, 2009, the Court granted partial summary judgment in favor of the defendants on Oklahoma’s claims for violations of the Oklahoma Registered Poultry Feeding Operations Act. Oklahoma later voluntarily dismissed the remainder of this claim. On September 2, 2009, the Cherokee Nation filed a motion to intervene in the lawsuit. Their motion to intervene was denied on September 15, 2009, and the Cherokee Nation filed a notice of appeal of that ruling in the Tenth Circuit Court of Appeals on September 17, 2009. A non-jury trial of the case began on September 24, 2009. At the close of Oklahoma’s case-in-chief, the Court granted the defendants’ motions to dismiss claims based on RCRA, nuisance per se, and health risks related to bacteria. The defense rested its case on January 13, 2010, and closing arguments were held on February 11, 2010. The parties are awaiting the Court’s ruling. On March 30, 2010, the Court of Appeals ordered the parties to submit briefs addressing whether the Cherokee Nation’s appeal is moot due to the completion of the underlying trial. Oral arguments for the Cherokee Nation’s appeal occurred on May 5, 2010, and the parties are awaiting the Court of Appeals’ rulings as to these issues.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In 2008, the following 12 separate lawsuits were filed, with the various plaintiffs alleging that we falsely advertised chicken products as “raised without antibiotics” in violation of various state consumer protection statutes (Cutsail v. Tyson, D. Maryland, June 23, 2008; Cohen v. Tyson, E.D. Arkansas, April 25, 2008; Wright v. Tyson, D. New Jersey, June 18, 2008; Wilson v. Tyson, E.D. Arkansas, June 18, 2008; Gupton v. Tyson, E.D. Arkansas, July 2, 2008; Kranish v. Tyson, D. Maryland, June 20, 2008; Zukowsky v. Tyson, E.D. Arkansas, June 30, 2008; Brickerd v. Tyson, D. Maryland, July 9, 2008; Court v. Tyson, W.D. Washington, June 19, 2008; Epstein v. Tyson, N.D. California, June 4, 2008; Johnson v. Tyson, D. Idaho, July 16, 2008; and Mize v. Tyson, W.D. Arkansas, June 30, 2008). Plaintiffs in each of these cases seek to pursue claims on behalf of themselves and proposed classes of other similarly situated consumers. Plaintiffs in each of these cases seek compensatory and punitive damages in an unspecified amount in excess of $5 million. Plaintiffs in two of these cases, Cutsail v. Tyson and Cohen v. Tyson, petitioned the Judicial Panel on Multidistrict Litigation to transfer all of these actions to a single court for consolidated or coordinated pretrial proceedings pursuant to 28 U.S.C. 1407. On October 17, 2008, the Judicial Panel granted the multidistrict litigation petitions and transferred the pending cases to the District of Maryland. Subsequently, plaintiffs Gupton, Latimer and Mize filed voluntary dismissals of their claims. These three cases were subsequently dismissed. The parties have now reached a settlement of the matter. Under the terms of the settlement, we will pay up to $5 million in class claims, notice and administrative costs, and Court-approved incentive awards to the named plaintiffs. If the sum of valid class claims, notice and administration costs, and incentive awards is less than $5 million, we will make in-kind donations of our products to food banks in such amounts to bring our total payout to $5 million (excluding attorneys’ fees and expenses). The settlement agreement also provided that plaintiffs’ counsel may apply to the Court for an award of attorneys’ fees and actual expenses in a total amount not to exceed $3 million. On January 15, 2010, the Court granted preliminary approval of the settlement agreement. Notice of the proposed settlement was published, and a final fairness hearing occurred on May 7, 2010. On June 2, 2010, the Court entered a final judgment and order approving the settlement agreement, including an award of $3 million for the plaintiffs’ attorneys’ fees and $20,000 as an incentive award to be shared by the named plaintiffs. Three class members have filed notices of appeal of this final judgment and order.

In September 2009, the National Water Commission (“CONAGUA”), an agency of the Mexican government’s Ministry of the Environment and Natural Resources, sent an observation letter to our Mexican subsidiary, Tyson de Mexico (“TdM”), with respect to TdM’s water usage at certain water wells that are part of its poultry production operations. This letter was in response to TdM’s previous submission to CONAGUA of requested information relating to water usage from these wells from 2004 to 2007. In the observation letter, which contains an initial finding of facts, CONAGUA alleges that TdM may have failed to (i) report accurate water volume usage, (ii) install measuring equipment, (iii) provide evidence of water use exemptions, (iv) pay for applicable usage, and (v) properly measure water volume, all as required under water deeds held by TdM. On October 15, 2009, TdM responded to CONAGUA, denying the allegations as presented. On April 13, 2010, the regional CONAGUA office delivered its final determinations to TdM on this matter and claimed that TdM owed the agency approximately 55.9 million pesos (approximately US$4.6 million) for certain water usage during the period in question. TdM has appealed the regional office’s final determinations to the administrative courts of CONAGUA in Mexico City.

On May 8, 2008, a lawsuit was filed against the Company and two of our employees in the District Court of McCurtain County, Oklahoma styled Armstrong, et al. v. Tyson Foods, Inc., et al. (the “Armstrong Case”). The lawsuit was brought by a group of 52 poultry growers who allege that certain of our live production practices in Oklahoma constitute fraudulent inducement, fraud, unjust enrichment, negligence, gross negligence, unconscionability, violations of the Oklahoma Business Sales Act, Deceptive Trade Practice violations, violations of the Consumer Protection Act, and conversion, as well as other theories of recovery. The plaintiffs sought damages in an unspecified amount. On October 30, 2009, 20 additional growers represented by the same attorney filed a lawsuit against us in the same court asserting the same or similar claims, which is styled Clardy, et al. v. Tyson Foods, Inc., et al. (the “Clardy Case”). In both of these cases we have denied all allegations of wrongdoing. In June 2009, the plaintiffs in the Armstrong case requested an expedited trial date for a smaller group of plaintiffs they claimed were facing imminent financial peril. The Court ultimately severed a group of 10 plaintiffs from the Armstrong Case, and a trial began on March 15, 2010. There were numerous irregularities and rulings during the trial which we believe to have been legally erroneous and highly prejudicial to our right to a fair trial. On April 1, 2010, the jury returned a verdict against us and one of our employees, and on April 2, 2010, the jury returned a punitive damages verdict against us. After a dispute caused by inconsistencies between the multiple verdict forms completed by the jury and apparent confusion by the jury as to how to complete those verdict forms, the Court entered a final judgment in the amount of $8,655,735. The Company filed post-trial motions challenging the verdict. If those motions are denied by the Court, an appeal will be prosecuted. A trial was scheduled for June 21, 2010, for eight of the remaining Armstrong plaintiffs, but that trial date was cancelled because the judge who presided over the first trial disqualified from the cases. The Oklahoma Supreme Court has appointed a new judge to the cases. No other trials are presently scheduled. If necessary, we will seek a stay of all future trials of the claims of the plaintiffs in the Armstrong Case and the Clardy Case pending the outcome of the appeal of the first trial. We believe numerous and substantial legal errors were made by the Court during the first trial and that a review of and guidance on these issues by the new judge or the appellate court could have a substantial impact on the outcome of future trials in the Armstrong Case and the Clardy Case.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13: INCOME TAXES

The effective tax rate was 38.8% and 36.7% for the third quarter and nine months of fiscal 2010, respectively. These rates were computed based upon the estimated annual effective tax rate. The effective tax rate for the third quarter and nine months of fiscal 2010 was impacted by such items as state income taxes, losses in foreign jurisdictions and related valuation allowances, the domestic production deduction and general business credits. Additionally, the effective tax rate for the nine months of fiscal 2010 was impacted by adjustments to uncertain tax positions due to tax audit resolutions and statute expirations.

The effective tax rate for continuing operations was 36.1% and 31.2% for the third quarter and nine months of fiscal 2009, respectively. Accounting guidance requires interim period taxes be calculated using the estimated annual effective tax rate, unless the estimated annual effective tax rate cannot be reliably estimated. During fiscal 2009, we experienced rapidly changing operating conditions which resulted in a large range in the estimate of the annual effective tax rate. Consequently, beginning in the second quarter of fiscal 2009, we switched from estimating interim period taxes on the annual method to the year-to-date method for fiscal 2009 interim periods.

Unrecognized tax benefits were $219 million and $233 million at July 3, 2010, and October 3, 2009, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $147 million and $104 million at July 3, 2010, and October 3, 2009, respectively. This increase is primarily the result of the first quarter adoption of new accounting guidance related to business combinations.

We classify interest and penalties on unrecognized tax benefits as income tax expense. At July 3, 2010, and October 3, 2009, before tax benefits, we had $77 million and $71 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

We are subject to income tax examinations for U.S. federal income taxes for fiscal years 1998 through 2009, and for foreign, state and local income taxes for fiscal years 2002 through 2009. Within the next twelve months, tax audit resolutions could reduce unrecognized tax benefits either because tax positions are sustained on audit or because we agree to their disallowance; however, the range of the possible change cannot be reasonably estimated at this time.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 14: EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Numerator:
Income (loss) from continuing operations	$242	$123	$557	$(92)
Less: Net loss attributable to noncontrolling interest	(6)	(1)	(10)	(3)

Income (loss) from continuing operations attributable to Tyson	248	124	567	(89)
Less Dividends:
Class A ($0.040/share)	12	12	37	37
Class B ($0.036/share)	3	3	8	8

Undistributed earnings (losses)	$233	$109	$522	$(134)

Class A undistributed earnings (losses)	$193	$90	$432	$(111)
Class B undistributed earnings (losses)	40	19	90	(23)

Total undistributed earnings (losses)	$233	$109	$522	$(134)

Denominator:
Denominator for basic earnings (loss) per share:
Class A weighted average shares	304	302	303	303
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	6	6	5	—
Convertible 2013 notes	2	—	1	—

Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	382	378	379	373

Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.68	$0.34	$1.55	$(0.24)
Class B Basic	$0.61	$0.30	$1.39	$(0.22)
Diluted	$0.65	$0.33	$1.49	$(0.24)

Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$0.68	$0.36	$1.55	$(0.24)
Class B Basic	$0.61	$0.32	$1.39	$(0.22)
Diluted	$0.65	$0.35	$1.49	$(0.24)

Approximately 1 million and 6 million of our stock-based compensation shares were antidilutive for the three and nine months ended July 3, 2010, respectively, and approximately 15 million and 25 million of our stock-based compensation shares were antidilutive for the three and nine months ended June 27, 2009, respectively. These shares were not included in the dilutive earnings per share calculation.

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

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 15: COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net income (loss)	$242	$130	$557	$(93)
Other comprehensive income (loss), net of tax:
Net hedging unrealized gain (loss)	1	2	(2)	(30)
Net hedging unrealized loss reclassified to earnings	2	13	2	36
Unrealized gain (loss) on investments	(2)	7	(4)	3
Unrealized loss on investments reclassified to other income	—	—	—	4
Currency translation adjustment	(11)	40	1	(54)
Currency translation adjustment reclassified to loss on discontinued operations	—	(2)	—	(39)
Postretirement benefits reserve adjustments	—	—	—	(5)

Total comprehensive income (loss)	232	190	554	(178)
Comprehensive loss attributable to noncontrolling interest	(6)	(1)	(10)	(3)

Total comprehensive income (loss) attributable to Tyson	$238	$191	$564	$(175)

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Income tax expense (benefit):
Net hedging unrealized gain (loss)	$1	$1	$(1)	$(19)
Net hedging unrealized loss reclassified to earnings	2	9	3	23
Unrealized gain (loss) on investments	(3)	3	(3)	2
Unrealized loss on investments reclassified to other income	—	—	—	1
Currency translation adjustment	1	(2)	1	(2)
Postretirement benefits reserve adjustments	—	—	—	5

Total income tax expense	$1	$11	$—	$10

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Information on segments and a reconciliation to income (loss) from continuing operations before income taxes are as follows (in millions):

	Three Months Ended			Nine Months Ended
	July 3, 2010		June 27, 2009	July 3, 2010		June 27, 2009
Sales:
Chicken	$2,527		$2,417	$7,443		$7,011
Beef	3,149		2,777	8,670		7,929
Pork	1,249		948	3,293		2,903
Prepared Foods	753		673	2,200		2,103
Intersegment Sales	(240)		(153)	(617)		(456)

Total Sales	$7,438		$6,662	$20,989		$19,490

Operating Income (Loss):
Chicken	$186	(a)	$143	$378	(a)	$(189)
Beef	176		66	421		94
Pork	125		28	256		112
Prepared Foods	22		40	114		94 (c)
Other	(2)		(1)	(4)		(4)

Total Operating Income	507		276	1,165		107

Other Expense	112	(b)	84	285	(b)	241

Income (Loss) from Continuing Operations before Income Taxes	$395		$192	$880		$(134)

(a)	Includes $38 million gain from insurance proceeds.
(b)	Includes $12 million charge related to the impairment of an equity method investment and $34 million and $59 million, respectively, of charges related to losses on notes repurchased during the three and nine months ending July 3, 2010.
(c)	Includes $15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.

The Beef segment had sales of $48 million and $44 million in the third quarter of fiscal years 2010 and 2009, respectively, and sales of $125 million and $114 million in the nine months of fiscal years 2010 and 2009, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $192 million and $109 million in the third quarter of fiscal years 2010 and 2009, respectively, and sales of $492 million and $342 million in the nine months of fiscal years 2010 and 2009, respectively, from transactions with other operating segments of the Company. Beginning in the third quarter of fiscal 2010, we modified the presentation of our segment sales for all periods presented above to include the impact of intersegment sales, which were at market prices.

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

Overview

•

General – All of our core businesses had increased operating results for the nine months ended July 3, 2010, as compared to the same period last year, as a result of improved internal performance and a better market environment. The following are a few of the key drivers:

•

We achieved margin management gains and operational efficiency improvements year-to-date compared to the prior year, which were the key drivers that led to the nearly $1.1 billion improvement in operating income. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added products initiatives. The operational efficiencies occurred in the areas of yields, cost reduction, labor management, logistics cost optimization, capacity and live bird operations (including livability, feed conversion, and net to processing improvements).

•

Tyson and the meat industry in general have benefitted from improving domestic market conditions. For the first time in 40 years, industry forecasters predict a reduction in available protein in two consecutive years for 2009/2010. This is a factor of reduced protein production, fewer imports, increased exports and reduced freezer inventories. Poor industry results for 2008 and 2009 led to a reduction in industry capacity and a better balance between overall meat products’ supply and demand. While the recent economic conditions have caused decreased demand at foodservice establishments, most of the lost demand has shifted to retailers as consumers are choosing to eat at home.

•

As a result of improving domestic market conditions and our own operational efficiency and margin management improvements, our operating margins were 6.8% in the third quarter of fiscal 2010 (6.3% after removing $38 million of insurance proceeds received during the quarter). This is the first time since the acquisition of IBP, inc. in 2001 that operating margins have exceeded 6%. The following is a summary of operating margins by segment:

•	Chicken – 7.4% (or 5.9% excluding $38 million of insurance proceeds received)

•	Beef – 5.6%

•	Pork – 10.0%

•	Prepared Foods – 2.9%

•

Debt and Liquidity – During the first nine months of fiscal 2010, we generated $1.1 billion of operating cash flows. We used these cash flows, as well as restricted cash, to repurchase, retire or redeem $923 million of senior notes. As a result, our total debt is under $2.6 billion, the lowest level since the acquisition of IBP, inc. At July 3, 2010, we had $1.7 billion of liquidity, which includes the availability under our credit facility and $834 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net income (loss) attributable to Tyson	$248	$131	$567	$(90)
Net income (loss) attributable to Tyson – per diluted share	0.65	0.35	1.49	(0.24)

Third quarter and nine months of fiscal 2010 – Net income attributable to Tyson included the following items:

•	$38 million gain from insurance proceeds;

•	$34 million and $59 million in charges related to losses on notes repurchased during the third quarter and nine months, respectively; and

•	$12 million charge related to the impairment of an equity method investment.

Nine months of fiscal 2009 – Net loss attributable to Tyson included the following item:

•	$15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.

Outlook

Our operational improvements and lower interest expense will help us to finish fiscal 2010 strong and put us in a good position as we begin fiscal 2011. We expect overall protein production (beef, chicken, pork and turkey) to increase in fiscal 2011 compared to fiscal 2010. We also anticipate that export markets will improve in 2011. The following is a summary of the fiscal 2011 outlook for each of our segments:

•

Chicken – While we expect chicken production to increase, domestic availability will depend on export volumes. Current U.S. crop conditions are favorable, however, because of volatility in the world grain markets, grain costs could be higher in fiscal 2011 compared to fiscal 2010. Additionally, we will continue to focus on making operational improvements to help maximize our margins.

•

Beef – We expect to see a gradual reduction in cattle supplies of 1-2% in fiscal 2011; however, we do not expect a significant change in the fundamentals of our Beef business as it relates to the previous few quarters. We expect adequate supplies in the regions we operate our plants.

•

Pork – We expect hog supplies in fiscal 2011 will be comparable to fiscal 2010 and we believe we will have adequate supplies in the regions in which we operate. We expect pork exports to remain strong in fiscal 2011.

•

Prepared Foods – Based on analysts’ estimates, raw material costs will likely increase in fiscal 2011, but the changes in our sales contracts moved us further away from long-term fixed price contracts toward formula or shorter-term pricing, which will better enable us to absorb rising raw material costs. However, there is a lag time for price increases to take effect, which makes it more difficult to absorb the rapidly rising raw material costs we experienced during the third quarter of fiscal 2010.

Through the first nine months of fiscal 2010, we used cash, restricted cash and cash flows from operations to reduce our debt by nearly $900 million and to reinvest over $400 million back into our business through capital expenditures. The following is a summary of the outlook for the balance of fiscal 2010 and full fiscal 2011:

•

Capital Expenditures – We expect total capital expenditures for fiscal 2010 to be approximately $600 million. While this is down from our previous estimate, the anticipated projects are still ongoing, but were not able to be completed in fiscal 2010 as previously expected. Our preliminary capital expenditures plan for fiscal 2011 is approximately $700 million.

•

Interest Expense – We expect net interest expense for fiscal 2010 to be approximately $335 million, which includes the $59 million of losses from note repurchases during the first nine months of fiscal 2010. Based on our current debt levels, we expect fiscal 2011 net interest expense will be approximately $250 million, down $85 million compared to fiscal 2010.

•

Debt – We will continue to use our available cash to repurchase notes when available at attractive rates. We do not have any significant maturities of debt coming due over the next two years, as our 8.25% Notes due October 2011 balance was down to $327 million at July 3, 2010, which we anticipate retiring with current cash on hand and cash flows from operations.

Summary of Results – Continuing Operations

Sales

in millions	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Sales	$7,438	$6,662	$20,989	$19,490
Change in sales volume	1.2%		1.7%
Change in average sales price	10.3%		5.9%
Sales growth	11.6%		7.7%

Third quarter – Fiscal 2010 vs Fiscal 2009

•

Average Sales Price – Sales were positively impacted by higher average sales prices in the Beef, Pork and Prepared Foods segments, which accounted for the majority of the $724 million increase. This was largely due to higher live and raw material costs. This was partially offset by lower average sales prices in the Chicken segment.

•

Sales Volume – Sales volume was up slightly from the same period last year, which accounted for an increase of $52 million. The increase was driven by Chicken segment volumes, primarily from a recent international acquisition and domestic customer demand, partially offset by decreased sales volume in our Beef segment.

Nine months – Fiscal 2010 vs Fiscal 2009

•

Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of approximately $1.1 billion. The Beef, Pork and Prepared Foods segments increased largely due to higher live and raw material costs, while the Chicken segment increase was largely due to the change in mix resulting from a reduction in rendered product volumes.

•

Sales Volume – Sales were also positively impacted by higher sales volume, which accounted for an increase of approximately $369 million. The increase was driven by Chicken segment volumes, primarily from a recent international acquisition and domestic customer demand, as well as an increase in the Beef and Prepared Foods segments. This was partially offset by decreased sales volumes in the Pork segment.

Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Cost of sales	$6,686	$6,192	$19,144	$18,749
Gross margin	$752	$470	$1,845	$741
Cost of sales as a percentage of sales	89.9%	92.9%	91.2%	96.2%

Third quarter – Fiscal 2010 vs Fiscal 2009

•	Cost of sales increased $494 million. Higher cost per pound was the primary reason for the increase in cost of sales and included the following changes:

•	Increase in average live cattle and hog costs of approximately $458 million.

•	Increase in incentive-based compensation of approximately $26 million.

Nine months – Fiscal 2010 vs Fiscal 2009

•	Cost of sales increased $395 million. Higher sales volume increased cost of sales by $355 million, as well as higher cost per pound which increased cost of sales by $40 million.

•	Increase in average live cattle and hog costs of approximately $357 million.

•

Increase due to net losses of $53 million in the nine months of fiscal 2010, as compared to net gains of $172 million in the nine months of fiscal 2009, from our commodity risk management activities related to forward futures contracts for live cattle and hogs, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

•	Increase in incentive-based compensation of approximately $63 million.

•

Decrease due to net losses of $4 million in the nine months of fiscal 2010, as compared to net losses of $248 million in the nine months of fiscal 2009, from our commodity risk management activities related to grain and energy purchases, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

•	Decrease in grain costs in the Chicken segment of approximately $80 million.

Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Selling, general and administrative expense	$245	$192	$680	$617
As a percentage of sales	3.3%	2.9%	3.2%	3.2%

Third quarter – Fiscal 2010 vs Fiscal 2009

•	Increase of $34 million related to incentive-based compensation.

•	Increase of $12 million related to the change in investment returns on company-owned life insurance, which is used to fund non-qualified retirement plans.

Nine months – Fiscal 2010 vs Fiscal 2009

•	Increase of $78 million related to incentive-based compensation.

•	Decrease of $9 million related to the change in investment returns on company-owned life insurance, which is used to fund non-qualified retirement plans.

•	Decrease of $9 million related to advertising and sales promotions.

Other Charges

in millions	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	$—	$2	$—	$17

Nine months of fiscal 2009:

•	Included $15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.

Interest Expense

in millions	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Cash interest expense	$58	$76	$194	$196
Losses on notes repurchased	34	4	59	3
Non-cash interest expense	10	12	29	38

Total Interest Expense	$102	$92	$282	$237

Third quarter – Fiscal 2010 vs Fiscal 2009

•

Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due to lower average weekly indebtedness of approximately 20%, partially offset by an increase in the overall average borrowing rates.

•

Losses on notes repurchased during the third quarter fiscal 2010 includes the amount paid exceeding the face value of the notes repurchased, which primarily includes the repurchases of the 8.25% Notes due October 2011 (2011 Notes) and the 7.85% Notes due April 2016 (2016 Notes).

•

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

Nine months – Fiscal 2010 vs Fiscal 2009

•

Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due to lower average weekly indebtedness of approximately 6%, partially offset by an increase in the overall average borrowing rates.

•

Losses on notes repurchased during the nine months ended July 3, 2010, includes the amount paid exceeding the face value of the notes repurchased, which primarily includes the repurchases of the 2011 Notes and the 2016 Notes.

•

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

Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	$14	$(3)	$14	$18

Third quarter and nine months of fiscal 2010:

•	Includes $12 million charge related to the impairment of an equity method investment.

Nine months of fiscal 2009:

•	Includes $19 million in foreign currency exchange loss.

Effective Tax Rate

Three Months Ended		Nine Months Ended
July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
38.8%	36.1%	36.7%	31.2%

Third quarter of fiscal 2010 – The effective tax rate was impacted by:

•	state income taxes;

•	losses in foreign jurisdictions and related valuation allowances;

•	the domestic production deduction; and

•	general business credits.

Nine months of fiscal 2010 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction;

•	losses in foreign jurisdictions and related valuation allowances;

•	adjustments to uncertain tax positions due to tax audit resolutions and statute expirations; and

•	general business credits.

Third quarter of fiscal 2009 – The effective tax rate was impacted by:

•	state income taxes;

•	general business credits;

•	amounts related to company-owned life insurance; and

•	foreign valuation allowances.

Nine months of fiscal 2009 – The effective tax rate was impacted by:

•	tax planning in foreign jurisdictions;

•	general business credits;

•	amounts related to company-owned life insurance; and

•	state and foreign valuation allowances.

Segment Results

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. Beginning in the third quarter of fiscal 2010, we modified the presentation of our segment sales for all periods presented below to include the impact of intersegment sales.

in millions	Sales
	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Chicken	$2,527	$2,417	$7,443	$7,011
Beef	3,149	2,777	8,670	7,929
Pork	1,249	948	3,293	2,903
Prepared Foods	753	673	2,200	2,103
Intersegment Sales	(240)	(153)	(617)	(456)

Total	$7,438	$6,662	$20,989	$19,490

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Chicken	$186	$143	$378	$(189)
Beef	176	66	421	94
Pork	125	28	256	112
Prepared Foods	22	40	114	94
Other	(2)	(1)	(4)	(4)

Total	$507	$276	$1,165	$107

Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 3, 2010	June 27, 2009	Change	July 3, 2010	June 27, 2009	Change
Sales	$2,527	$2,417	$110	$7,443	$7,011	$432
Sales Volume Change			8.1%			2.9%
Average Sales Price Change			(3.2)%			3.2%

Operating Income (Loss)	$186	$143	$43	$378	$(189)	$567
Operating Margin	7.4%	5.9%		5.1%	(2.7)%

Third quarter and nine months of fiscal 2010

•	Includes $38 million gain from insurance proceeds.

Third quarter and nine months – Fiscal 2010 vs Fiscal 2009

•

Sales volume increase was due to an increase from an international acquisition, as well as an increase from domestic customer demand. For the nine months, the increase in average sales prices is primarily due to sales mix changes associated with the reduced sales volume of lower price per pound rendered products.

•	Operating Income (Loss) –

•

Operational Improvements – Operating results were positively impacted by operational improvements, which included: yield, mix and live production performance improvements; additional processing flexibility; and reduced interplant product movement.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to grain and energy purchases. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2010	$(5)	$(4)
2009	3	(248)

Improvement/(Decline) in operating results	$(8)	$244

•

Grain Costs – As compared to the same periods of fiscal 2009, operating results were positively impacted in the third quarter and nine months of fiscal 2010 by a decrease in grain costs of $15 million and $80 million, respectively.

•	Operating results included an increase in incentive-based compensation.

Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 3, 2010	June 27, 2009	Change	July 3, 2010	June 27, 2009	Change
Sales	$3,149	$2,777	$372	$8,670	$7,929	$741
Sales Volume Change			(5.1)%			2.0%
Average Sales Price Change			19.5%			7.3%

Operating Income	$176	$66	$110	$421	$94	$327
Operating Margin	5.6%	2.4%		4.9%	1.2%

Third quarter and nine months – Fiscal 2010 vs Fiscal 2009

•	Sales and Operating Income –

•

We increased our operating margins by maximizing our revenues relative to the rising live cattle markets, as well as improved our operating costs in the nine months. Operating results included an increase in incentive-based compensation.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live cattle. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2010	$(9)	$(7)
2009	7	97

Decline in operating results	$(16)	$(104)

Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 3, 2010	June 27, 2009	Change	July 3, 2010	June 27, 2009	Change
Sales	$1,249	$948	$301	$3,293	$2,903	$390
Sales Volume Change			0.1%			(0.8)%
Average Sales Price Change			31.6%			14.4%

Operating Income	$125	$28	$97	$256	$112	$144
Operating Margin	10.0%	3.0%		7.8%	3.9%

Third quarter and nine months – Fiscal 2010 vs Fiscal 2009

•	Sales and Operating Income –

•	We increased our operating margins by maximizing our revenues relative to the rising live hog markets. Operating results included an increase in incentive-based compensation.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live hogs. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2010	$—	$(29)
2009	11	47

Decline in operating results	$(11)	$(76)

Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 3, 2010	June 27, 2009	Change	July 3, 2010	June 27, 2009	Change
Sales	$753	$673	$80	$2,200	$2,103	$97
Sales Volume Change			1.4%			2.8%
Average Sales Price Change			10.3%			1.8%

Operating Income	$22	$40	$(18)	$114	$94	$20
Operating Margin	2.9%	5.9%		5.2%	4.5%

Third quarter and nine months of fiscal 2009

•	Includes $15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.

Third quarter and nine months – Fiscal 2010 vs Fiscal 2009

•

Despite the increase in average sales prices and sales volume, operating income declined in the third quarter fiscal 2010 as compared to the same period last year due to an increase in raw material costs. Operating income was positively impacted in the first nine months of fiscal 2010 as compared to the same period last year due to an increase in sales volume and average sales prices, which was offset by the increase in raw material costs. In addition, we made several operational improvements in late fiscal 2009 that allow us to run our plants more efficiently. Operating results included an increase in incentive-based compensation. In the first nine months of fiscal 2010, we received $8 million in insurance proceeds related to the flood damage at our Jefferson, Wisconsin, plant.

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

Cash Flows from Operating Activities

in millions	Nine Months Ended
	July 3, 2010	June 27, 2009
Net income (loss)	$557	$(93)
Non-cash items in net income (loss):
Depreciation and amortization	372	383
Deferred income taxes	(4)	(26)
Other, net	116	97
Changes in working capital	67	323

Net cash provided by operating activities	$1,108	$684

Cash flows associated with changes in working capital for the nine months ended:

•

July 3, 2010 – Increased due to an increase in accrued salaries, wages and benefits, interest payable and the change in income tax receivable/payable balances, partially offset by higher inventory and accounts receivable balances.

•	June 27, 2009 – Increased due to lower inventory and accounts receivable balances, partially offset by lower trade accounts payable and the change in income tax receivable/payable balances.

Cash Flows from Investing Activities

in millions	Nine Months Ended
	July 3, 2010	June 27, 2009
Additions to property, plant and equipment	$(404)	$(248)
Change in restricted cash to be used for investing activities	43	(60)
Proceeds from purchases of marketable securities, net	(5)	15
Acquisitions, net of cash acquired	—	(71)
Proceeds from sale of discontinued operation	—	75
Other, net	2	(9)

Net cash used for investing activities	$(364)	$(298)

•	Additions to property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.

•	Capital spending for fiscal 2010 is expected to be approximately $600 million, and includes:

•	approximately $520 million on current core business and foreign capital spending; and

•

approximately $80 million related to Dynamic Fuels LLC (Dynamic Fuels), most of which relates to the completion of Dynamic Fuels’ first facility. Mechanical completion of the facility was achieved in July and commissioning and start-up activities have commenced. During the first nine months of fiscal 2010, we used the remaining $43 million of our restricted cash for spending on this facility. During the first nine months of fiscal 2009, we used $39 million of our restricted cash for spending on this facility.

•

Acquisitions – In October 2008, we acquired three vertically integrated poultry companies in southern Brazil. The aggregate purchase price was $67 million, which included $17 million of mandatory deferred payments, of which $4 million remains to be paid through 2011. In addition, we have $16 million of contingent purchase price based on production volumes.

Cash Flows from Financing Activities

in millions	Nine Months Ended
	July 3, 2010	June 27, 2009
Payments on debt	$(993)	$(292)
Proceeds from borrowings of debt	17	851
Debt issuance costs	—	(60)
Change in restricted cash to be used for financing activities	140	(140)
Purchases of treasury shares	(42)	(11)
Dividends	(44)	(44)
Change in negative book cash balances	(25)	(119)
Other, net	32	9

Net cash provided by (used for) financing activities	$(915)	$194

•	Payments on debt for the nine months ended July 3, 2010, included:

•	$512 million of 2011 Notes;

•	$218 million of 2016 Notes;

•	$140 million of 7.95% Notes due February 2010 (2010 Notes) (using the restricted cash held in a blocked cash collateral account for the repurchase of these notes);

•	$40 million of 7.0% Notes due May 2018; and

•	$59 million related to the premiums on notes repurchased during the period.

•	Payments on debt for the nine months ended June 27, 2009, included:

•	$161 million of 2011 Notes;

•	$94 million of 2010 Notes (using the restricted cash held in a blocked cash collateral account for the repurchase of these notes); and

•	$23 million of 2016 Notes.

•	Proceeds from borrowings of debt for the nine months ended June 27, 2009, included:

•

In March 2009, we issued $810 million of 2014 Notes. After the original issue discount of $59 million, based on an issue price of 92.756% of face value, we received net proceeds of $751 million. We used the net proceeds towards the repayment of our borrowings under the accounts receivable securitization facility and for other general corporate purposes.

•

In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the Federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033.

•	In conjunction with the entry into our credit facility and the issuance of the 2014 Notes, we paid $48 million for debt issuance costs during the nine months ended June 27, 2009.

Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Borrowing Base Adjustment	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents						$834
Revolving credit facility	March 2012	$1,000	$—	$(172)	$—	$828

Total liquidity						$1,662

•

The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

•

Borrowing Base Adjustment – Availability under this facility, up to $1.0 billion, is based on a percentage of certain eligible accounts receivable and eligible inventory and is reduced by certain reserves. At July 3, 2010, the entire $1.0 billion was eligible for borrowing and issuing letters of credit.

•

Our 2013 Notes may be converted early during any fiscal quarter in the event our Class A stock trades at or above $21.96 for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. In this event, the note holders may require us to pay outstanding principal in cash, which totaled $458 million at July 3, 2010. Any conversion premium would be paid in shares of Class A common stock. The conditions for early conversion were not met in our third fiscal quarter of fiscal 2010, and thus, the notes may not be converted in our fourth quarter fiscal 2010. Should the conditions for early conversion be satisfied in future quarters, and the holders exercised their early conversion option, we would use current cash on hand and cash flow from operations for principal payments.

•

At July 3, 2010, we had $327 million of 2011 Notes outstanding. We plan presently to use current cash on hand and cash flows from operations for payment on the remaining 2011 Notes due in October 2011.

•	Our current ratio was 2.02 to 1 and 2.20 to 1 at July 3, 2010, and October 3, 2009, respectively.

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

Credit Facility

Cash flows from operating activities and current cash on hand are our primary source of liquidity for funding debt service and capital expenditures. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit, and as a source of financing for growth opportunities. As of July 3, 2010, we had outstanding letters of credit totaling $172 million, none of which were drawn upon, which left $828 million available for borrowing. Our revolving credit facility is funded by a syndicate of 19 banks, with commitments ranging from $6 million to $115 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements. If any of the banks in the syndicate are unable to perform on their commitments to fund the facility, our liquidity could be impaired, which could reduce our ability to fund working capital needs, support letters of credit or finance our growth opportunities.

Customers/Suppliers

The financial condition of some of our customers and suppliers could also be impaired by current market conditions. Although we have not experienced a material increase in customer bad debts or non-performance by suppliers, current market conditions increase the probability we could experience losses from customer or supplier defaults. Should current credit and capital market conditions result in a prolonged economic downturn in the United States and abroad, demand for protein products could be reduced, which could result in a reduction of sales, operating income and cash flows. In addition, we rely on livestock producers throughout the country to supply our live cattle and hogs. If these producers are adversely impacted by the current economic conditions and terminate their production, our livestock supply for processing could be significantly impacted.

Additionally, we have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. Although we believe the aggregate maximum obligation under the program is unlikely to ever be reached, the potential maximum obligation at July 3, 2010, was approximately $225 million. The total receivables under these programs were $70 million and $72 million at July 3, 2010, and October 3, 2009, respectively. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $22 million and $20 million at July 3, 2010, and October 3, 2009, respectively.

Investments

The value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets, are impacted by market volatility. These instruments were recorded at fair value as of July 3, 2010. We did not have a significant change in fair value of these instruments during the third quarter and nine months of fiscal 2010.

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

Financial Instruments

As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to commodity purchases. Similar to the capital markets, the commodities markets have been volatile over the past few years. Grain and some energy prices remain volatile after reaching an all-time high during our fourth quarter of fiscal 2008 before falling sharply. We have implemented policies to reduce our earnings volatility associated with mark-to-market derivative activities, including more use of normal physical purchases and normal physical sales which are not required to be marked to market.

Insurance

We rely on insurers as a protection against liability claims, property damage and various other risks. Our primary insurers maintain an A.M. Best Financial Strength Rating of A or better. Nevertheless, we continue to monitor this situation as insurers have been and are expected to continue to be impacted by the current capital market environment.

Capitalization

The ratio of debt to capitalization is often used as a leverage measure. Our debt to capitalization ratio as of July 3, 2010, and October 3, 2009, is as follows:

in millions
	July 3, 2010	October 3, 2009
Senior Notes	$2,345	$3,248
Other indebtedness	237	229

Total Debt	$2,582	$3,477

Total Shareholders’ Equity	$4,956	$4,431

Debt to Capitalization Ratio	34.3%	44.0%

•	At July 3, 2010, we had $834 million of cash and cash equivalents.

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

A one-notch upgrade by either ratings agency would decrease the interest rates on the 2016 Notes by 0.25%.

Revolving Credit Facility

S&P’s corporate credit rating for Tyson Foods, Inc. is “BB.” Moody’s corporate credit rating for Tyson Foods, Inc. is “Ba3.” If S&P were to downgrade our corporate credit rating to “B+” or lower or Moody’s were to downgrade our corporate credit rating to “B1” or lower, our letter of credit fees would increase by an additional 0.25%.

If S&P were to upgrade our corporate credit rating to “BB+” or higher and Moody’s were to upgrade our corporate credit rating to “Ba1” or higher, our letter of credit fees would decrease by 0.25%.

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

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effect of, or changes in, general economic conditions; (ii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (iii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iv) successful rationalization of existing facilities and operating efficiencies of the facilities; (v) risks associated with our commodity purchasing activities; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers or loss of one or more large customers; (xii) adverse results from litigation; (xiii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xv) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xvi) effectiveness of advertising and marketing programs; and (xvii) those factors listed under Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended October 3, 2009.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of July 3, 2010, and October 3, 2009, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value

in millions	July 3, 2010	October 3, 2009
Livestock:
Cattle	$39	$20
Hogs	31	12

Grain	13	1

Interest Rate Risk: At July 3, 2010, we had variable rate debt of $228 million with a weighted average interest rate of 4.3%. A hypothetical 10% increase in interest rates effective at July 3, 2010, and October 3, 2009, would have a minimal effect on interest expense.

Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At July 3, 2010, we had fixed-rate debt of $2.4 billion with a weighted average interest rate of 7.9%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $52 million at July 3, 2010, and $32 million at October 3, 2009. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

Foreign Currency Risk: We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Chinese renminbi, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at July 3, 2010, and October 3, 2009, related to the foreign exchange forward contracts would have a $15 million and $15 million, respectively, impact on pretax income. In the future, we may enter into more foreign exchange forward contracts as a result of our international growth strategy.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2009 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2009 Annual Report.

Item 4.	Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of July 3, 2010, our disclosure controls and procedures were effective.

In the third quarter ended July 3, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 9, 2003, we received a notice of liability letter from Union Pacific Railroad Company (“Union Pacific”) relating to our alleged contributions of waste oil to the Double Eagle Refinery Superfund Site in Oklahoma City, Oklahoma. On August 22, 2006, the United States and the State of Oklahoma filed a lawsuit styled United States of America, et al. v. Union Pacific Railroad Co. in the United States District Court for the Western District of Oklahoma seeking more than $22 million (the amount sought was subsequently increased to more than $30 million) to remediate the Double Eagle site. Certain Tyson entities joined a “potentially responsible parties” group on October 31, 2006. A settlement between the “potentially responsible parties” group, the United States, and the State of Oklahoma was reached and the Tyson entities paid $625,586 into escrow towards the settlement of the matter. In furtherance of finalizing the settlement, the U.S. Department of Justice filed a complaint styled United States of America, et al. v. Albert Investment Co., Inc. et al., and includes the “potentially responsible parties.” A proposed Consent Decree addressing all alleged liability of the Tyson entities for the site was lodged on June 27, 2008. On October 10, 2008, Union Pacific initiated litigation to challenge the proposed Consent Decree by filing a motion to intervene, which the District Court denied. Union Pacific appealed this decision to the United States Court of Appeals for the Tenth Circuit. The “potentially responsible parties” group and other parties filed briefs in the Tenth Circuit, and oral arguments occurred on September 21, 2009. On November 10, 2009, the Tenth Circuit Court of Appeals reversed the District Court’s decision, and Union Pacific was permitted to intervene in the litigation. On February 11, 2010, the District Court vacated the previous ruling denying Union Pacific’s motion to intervene, ordered Union Pacific to file its complaint, and directed the parties to meet for determination of a schedule for conducting the litigation. On February 19, 2010, Union Pacific filed its complaint. The parties continue to work towards determination of the litigation schedule.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 4, 2010 to May 1, 2010	326,745		$19.73	—	22,474,439
May 2, 2010 to June 5, 2010	136,431		18.52	—	22,474,439
June 6, 2010 to July 3, 2010	114,975		18.01	—	22,474,439

Total	578,151	(2)	$19.10	—	22,474,439

(1)	On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.
(2)	We purchased 578,151 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 552,909 shares purchased in open market transactions and 25,242 shares withheld to cover required tax withholdings on the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

None

Item 5.	Other Information

Stock Option Grant Date Notice

The Compensation Committee (“Committee”) of the Company’s Board of Directors adopted a procedure in 2006 to grant non-qualified stock options on the fourth (4th) business day immediately following the date of our release of fiscal year-end earnings to the public, with such options to be granted at the closing price on the date of grant. At the May 6, 2010 meeting, the Committee approved resolutions stating earnings for fiscal 2010 are currently expected to be released November 22, 2010, and options shall be granted on the 4th business day after earnings are released, making the expected option grant date November 29, 2010. The resolutions further stated that if the earnings release date for fiscal 2010 is changed, the option grant date shall also be appropriately changed to fall on the 4th business day after the announcement of the earnings.

Annual Meeting Notice

Our 2011 Annual Meeting is currently scheduled for February 4, 2011. Accordingly, pursuant to our By-laws, for any business to be brought before the 2011 Annual Meeting by a proponent shareholder, written notice (in proper form as required by our By-laws) must be provided to R. Read Hudson, the Company’s Secretary, at 2200 Don Tyson Parkway, Springdale, Arkansas, 72762-6999, no later than November 21, 2010, and no earlier than October 27, 2010.

Item 6.	Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL: (i) Condensed Consolidated Statements of Income for the three and nine months ended July 3, 2010, and June 27, 2009, (ii) Condensed Consolidated Balance Sheets at July 3, 2010, and October 3, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended July 3, 2010, and June 27, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 9, 2010	/S/ DENNIS LEATHERBY
Dennis Leatherby
Executive Vice President and Chief
Financial Officer

Date: August 9, 2010	/S/ CRAIG J. HART
Craig J. Hart
Senior Vice President, Controller and
Chief Accounting Officer