Form 10-K
period 2010-10-02
TYSON FOODS INC
filed 2010-11-22
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 2, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission File No. 001-14704

TYSON FOODS, INC.

(Exact Name of Registrant as specified in its Charter)

Delaware	71-0225165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Don Tyson Parkway, Springdale, Arkansas	72762-6999
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(479) 290-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, Par Value $0.10	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

On April 3, 2010, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (Class A stock), and Class B Common Stock, $0.10 par value (Class B stock), held by non-affiliates of the registrant was $5,835,078,191 and $412,523, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.

On October 30, 2010, there were 307,209,339 shares of Class A stock and 70,021,155 shares of Class B stock outstanding.

INCORPORATION BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 4, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

Founded in 1935, Tyson Foods, Inc. and its subsidiaries (collectively, “Company,” “we,” “us” or “our”) are one of the world’s largest meat protein companies and the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. We produce, distribute and market chicken, beef, pork, prepared foods and related allied products. Our operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost of live cattle and hogs, raw materials and grain; and operating efficiencies of our facilities.

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

We produce a wide range of fresh, value-added, frozen and refrigerated food products. Our products are marketed and sold primarily by our sales staff to grocery retailers, grocery wholesalers, meat distributors, warehouse club stores, military commissaries, industrial food processing companies, chain restaurants or their distributors, international export companies and domestic distributors who serve restaurants, foodservice operations such as plant and school cafeterias, convenience stores, hospitals and other vendors. Additionally, sales to the military and a portion of sales to international markets are made through independent brokers and trading companies.

We have been exploring ways to commercialize our supply of poultry litter and animal fats. In June 2007, we announced a 50/50 joint venture with Syntroleum Corporation, called Dynamic Fuels LLC. Dynamic Fuels LLC produces renewable synthetic fuels targeting the renewable diesel and jet fuel markets. Construction of production facilities was completed in late fiscal 2010, and initial production began in October 2010.

FINANCIAL INFORMATION OF SEGMENTS

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The contribution of each segment to net sales and operating income (loss), and the identifiable assets attributable to each segment, are set forth in Note 20: Segment Reporting of the Notes to Consolidated Financial Statements.

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

RAW MATERIALS AND SOURCES OF SUPPLY

Chicken: The primary raw materials used in our chicken operations are corn and soybean meal used as feed and live chickens raised primarily by independent contract growers. Our vertically-integrated chicken process begins with the grandparent breeder flocks and ends with broilers for processing. Breeder flocks (i.e., grandparents) are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. Fertile eggs are incubated at the grandparent hatchery and produce pullets (i.e., parents). Pullets are sent to breeder houses, and the resulting eggs are sent to our hatcheries. Once chicks have hatched, they are sent to broiler farms. There, contract growers care for and raise the chicks according to our standards, with advice from our technical service personnel, until the broilers reach the desired processing weight. Adult chickens are transported to processing plants, which are slaughtered and converted into finished products, then sent to distribution centers and delivered to customers.

We operate our own feed mills to produce scientifically-formulated feeds. In fiscal 2010, corn and soybean meal were major production costs, representing roughly 42% of our cost of growing a live chicken. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future. While we produce nearly all our inventory of breeder chickens and live broilers, from time-to-time we purchase live, ice-packed or deboned chicken to meet production requirements.

Beef: The primary raw materials used in our beef operations are live cattle. We do not have facilities of our own to raise cattle but employ cattle buyers located throughout cattle producing areas who visit independent feed yards and buy live cattle on the open spot market. These buyers are trained to select high quality animals, and we continually measure their performance. We also enter into various risk-sharing and procurement arrangements with producers to secure a supply of livestock for our facilities. We believe the sources of supply of live cattle are adequate for our present needs.

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

Prepared Foods: The primary raw materials used in our prepared foods operations are commodity based raw materials, including chicken, beef, pork, corn, flour and vegetables. Some of these raw materials are provided by our other segments, while others may be purchased from numerous suppliers and manufacturers. We believe the sources of supply of raw materials are adequate for our present needs.

SEASONAL DEMAND

Demand for chicken and beef products generally increases during the spring and summer months and generally decreases during the winter months. Pork and prepared foods products generally experience increased demand during the winter months, primarily due to the holiday season, while demand decreases during the spring and summer months.

CUSTOMERS

Wal-Mart Stores, Inc. accounted for 13.4% of our fiscal 2010 consolidated sales. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represents more than 10% of fiscal 2010 consolidated sales.

COMPETITION

Our food products compete with those of other food producers and processors and certain prepared food manufacturers. Additionally, our food products compete in markets around the world.

We seek to achieve a leading market position for our products via our principal marketing and competitive strategy, which includes:

—	identifying target markets for value-added products;
—	concentrating production, sales and marketing efforts to appeal to and enhance demand from those markets; and
—	utilizing our national distribution systems and customer support services.

Past efforts indicate customer demand can be increased and sustained through application of our marketing strategy, as supported by our distribution systems. The principal competitive elements are price, product safety and quality, brand identification, breadth and depth of product offerings, availability of products, customer service and credit terms.

INTERNATIONAL

We exported to more than 100 countries in fiscal 2010. Major export markets include Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea, Taiwan and Vietnam.

We have the following international operations:

—	Tyson de Mexico, a Mexican subsidiary, is a vertically-integrated poultry production company;
—	Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, the Dominican Republic, India, Ireland, Japan, the Netherlands, Peru, the Philippines, Russia, Spain, Sri Lanka, the United Kingdom and Venezuela;
—	Tyson do Brazil, a Brazilian subsidiary, is a vertically-integrated poultry production company;
—	Shandong Tyson Xinchang Foods, joint ventures in China in which we have a majority interest, is a vertically-integrated poultry production company;
—	Tyson Dalong, a joint venture in China in which we have a majority interest, is a chicken further processing facility;
—	Jiangsu-Tyson, a Chinese poultry breeding company, is building a vertically-integrated poultry operation with production expected to begin in fiscal 2011;
—	Godrej Tyson Foods, a joint venture in India in which we have a majority interest, is a poultry processing business; and
—	Cactus Argentina, a majority interest in a vertically-integrated beef operation joint venture in Argentina; however, we do not consolidate the entity due to the lack of controlling interest.

We continue to evaluate growth opportunities in foreign countries. Additional information regarding export sales, long-lived assets located in foreign countries and income (loss) from foreign operations is set forth in Note 20: Segment Reporting of the Notes to Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

We conduct continuous research and development activities to improve product development, to automate manual processes in our processing plants and growout operations, and to improve chicken breeding stock. In 2007, we opened the Discovery Center, which includes 19 research kitchens and a USDA-inspected pilot plant. The Discovery Center brings new market-leading retail and foodservice products to the customer faster and more effectively. Research and development costs totaled $38 million, $33 million and $30 million in fiscal 2010, 2009 and 2008, respectively.

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

EMPLOYEES AND LABOR RELATIONS

As of October 2, 2010, we employed approximately 115,000 employees. Approximately 97,000 employees were employed in the United States and 18,000 employees were in foreign countries, primarily China, Mexico and Brazil. Approximately 29,000 employees in the United States were subject to collective bargaining agreements with various labor unions, with approximately 19% of those employees included under agreements expiring in fiscal 2011. These agreements expire over periods throughout the next several years. Approximately 7,000 employees in foreign countries were subject to collective bargaining agreements. We believe our overall relations with our workforce are good.

MARKETING AND DISTRIBUTION

Our principal marketing objective is to be the primary provider of chicken, beef, pork and prepared foods products for our customers and consumers. As such, we utilize our national distribution system and customer support services to achieve the leading market position for our products. On an ongoing basis, we identify distinct markets and business opportunities through continuous consumer and market research. In addition to supporting strong regional brands across multiple protein lines, we build the Tyson brand primarily through well-defined product-specific advertising and public relations efforts focused toward key consumer targets with specific needs. These efforts are designed to present key Tyson products as everyday solutions to relevant consumer problems thereby becoming part of regular eating routines. We utilize our national distribution system and customer support services to achieve a leading market position for our products.

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

Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2011, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results, including, without limitation, debt-levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy. These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our results of operations and financial condition are dependent upon the cost and supply of raw materials such as feed grains, live cattle, live swine, energy and ingredients, as well as the selling prices for our products, many of which are determined by constantly changing market forces of supply and demand over which we have limited or no control. Corn and soybean meal are major production costs for vertically-integrated poultry processors such as us, representing roughly 42% of our cost of growing a chicken in fiscal 2010. As a result, fluctuations in prices for these feed ingredients, which include competing demand for corn and soybean meal for use in the manufacture of renewable energy, can adversely affect our earnings. Production of feed ingredients is affected by, among other things, weather patterns throughout the world, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments.

We have cattle under contract at feed yards owned by third parties; however, most of the cattle we process are purchased from independent producers. We have cattle buyers located throughout cattle producing areas who visit feed yards and buy live cattle on the open spot market. We also enter into various risk-sharing and procurement arrangements with producers who help secure a supply of livestock for daily start-up operations at our facilities. The majority of our live swine supply is obtained through procurement arrangements with independent producers. We also employ buyers who purchase hogs on a daily basis, generally a few days before the animals are required for processing. In addition, we raise live swine and sell feeder pigs to independent producers for feeding to processing weight and have contract growers feed a minimal amount of company-owned live swine for our own processing needs. Any decrease in the supply of cattle or swine on the spot market could increase the price of these raw materials and further increase per head cost of production due to lower capacity utilization, which could adversely affect our financial results.

Market demand and the prices we receive for our products may fluctuate due to competition from other food producers and processors.

We face competition from other food producers and processors. Some of the factors on which we compete and which may drive demand for our products include:

—	price;
—	product safety and quality;
—	brand identification;
—	breadth and depth of product offerings;
—	availability of our products;
—	customer service; and
—	credit terms.

Demand for our products also is affected by competitors’ promotional spending, the effectiveness of our advertising and marketing programs, and the availability or price of competing proteins.

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

In fiscal 2010, we exported to more than 100 countries. Major export markets include Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea, Taiwan and Vietnam. Our export sales for fiscal 2010 totaled $3.2 billion. In addition, we had approximately $364 million of long-lived assets located in foreign countries, primarily Brazil, China, Mexico and India, at the end of fiscal 2010.

As a result, we are subject to various risks and uncertainties relating to international sales and operations, including:

—	imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the importation of poultry, beef and pork products, in addition to import or export licensing requirements imposed by various foreign countries;
—	closing of borders by foreign countries to the import of poultry, beef and pork products due to animal disease or other perceived health or safety issues;
—	impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the Canadian dollar, the Chinese renminbi, the Mexican peso, the European euro, the British pound sterling, and the Brazilian real;
—	political and economic conditions;
—	difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex domestic and international laws, treaties and regulations, including, without limitation, the United States’ Foreign Corrupt Practices Act and economic and trade sanctions enforced by the United States Department of the Treasury’s Office of Foreign Assets Control;
—	different regulatory structures and unexpected changes in regulatory environments;
—	tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;
—	potentially negative consequences from changes in tax laws; and
—	distribution costs, disruptions in shipping or reduced availability of freight transportation.

Negative consequences relating to these risks and uncertainties could jeopardize or limit our ability to transact business in one or more of those markets where we operate or in other developing markets and could adversely affect our financial results.

We depend on the availability of, and good relations with, our employees.

We have approximately 115,000 employees, approximately 36,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees and the labor unions. If we fail to maintain good relations with our employees or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.

We depend on contract growers and independent producers to supply us with livestock.

We contract primarily with independent contract growers to raise the live chickens processed in our poultry operations. A majority of our cattle and hogs are purchased from independent producers who sell livestock to us under marketing contracts or on the open market. If we do not attract and maintain contracts with growers or maintain marketing and purchasing relationships with independent producers, our production operations could be negatively affected.

If our products become contaminated, we may be subject to product liability claims and product recalls.

Our products may be subject to contamination by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella and E. coli. These organisms and pathogens are found generally in the environment; therefore, there is a risk that one or more, as a result of food processing, could be present in our products. These organisms and pathogens also can be introduced to our products as a result of improper handling at the further processing, foodservice or consumer level. These risks may be controlled, but may not be eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over handling procedures once our products have been shipped for distribution. Even an inadvertent shipment of contaminated products may be a violation of law and may lead to increased risk of exposure to product liability claims, product recalls (which may not entirely mitigate the risk of product liability claims), increased scrutiny and penalties, including injunctive relief and plant closings, by federal and state regulatory agencies, and adverse publicity, which could exacerbate the associated negative consumer reaction. Any of these occurrences may have an adverse effect on our financial results.

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

Our indebtedness, including borrowings under our revolving credit facility, may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and possible acquisitions, joint ventures or other significant initiatives. Our consolidated indebtedness level could adversely affect our business because:

—	it may limit or impair our ability to obtain financing in the future;
—	our credit rating could restrict or impede our ability to access capital markets at desired interest rates and increase our borrowing costs;
—	it may reduce our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise;
—	a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes; and
—	it may restrict our ability to pay dividends.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Under the income approach, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the goodwill valuations. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which could be substantial. As of October 2, 2010, we had $1.9 billion of goodwill, which represented approximately 17.6% of total assets.

Domestic and international government regulations could impose material costs.

Our operations are subject to extensive federal, state and foreign laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising, labeling and export of our products. Our facilities for processing chicken, beef, pork, prepared foods and milling feed and for housing live chickens and swine are subject to a variety of international, federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of our employees. Our chicken, beef and pork processing facilities are participants in the HACCP program and are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. In addition, our products are subject to inspection prior to distribution, primarily by the USDA and the FDA. Also, our livestock procurement and poultry growout activities are regulated by the Grain Inspection, Packers and Stockyards Administration (GIPSA), which is part of USDA’s Marketing and Regulatory Programs. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. Additionally, we are routinely subject to new or modified laws, regulations and accounting standards. If we are found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have an adverse effect on our financial results.

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

We have recently completed acquisitions and entered into joint venture agreements and periodically evaluate potential acquisitions, joint ventures and other initiatives (collectively, “transactions”), and we may seek to expand our business through the acquisition of companies, processing plants, technologies, products and services, which could include material transactions. A material transaction may involve a number of risks, including:

—	failure to realize the anticipated benefits of the transaction;
—	difficulty integrating acquired businesses, technologies, operations and personnel with our existing business;
—	diversion of management attention in connection with negotiating transactions and integrating the businesses acquired;
—	exposure to unforeseen or undisclosed liabilities of acquired companies; and
—	the need to obtain additional debt or equity financing for any transaction.

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

Our business may be adversely affected by changes in economic conditions, including inflation, interest rates, access to capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products, or the cost and availability of our needed raw materials, cooking ingredients and packaging materials, thereby negatively affecting our financial results.

Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things:

—	make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt in the future;
—	cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any amendment of, or waivers under, our credit agreement to the extent we may seek them in the future;
—	impair the financial condition of some of our customers and suppliers thereby increasing customer bad debts or non-performance by suppliers;
—	negatively impact global demand for protein products, which could result in a reduction of sales, operating income and cash flows;
—	decrease the value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets;
—	negatively impact our commodity purchasing activities if we are required to record losses related to derivative financial instruments; or
—	impair the financial viability of our insurers.

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

Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Wal-Mart Stores, Inc., which accounted for 13.4% of our sales in fiscal 2010. Many of our agreements with our customers are short-term, primarily due to the nature of our products, industry practice and the fluctuation in demand and price for our products.

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

Members of the Tyson family beneficially own, in the aggregate, 99.97% of our outstanding shares of Class B Common Stock, $0.10 par value (Class B stock) and 2.42% of our outstanding shares of Class A Common Stock, $0.10 par value (Class A stock), giving them control of approximately 70% of the total voting power of our outstanding voting stock. In addition, three members of the Tyson family serve on our Board of Directors. As a result, members of the Tyson family have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the Tyson family’s significant ownership of our outstanding voting stock, we rely on the “controlled company” exemption from certain corporate governance requirements of the New York Stock Exchange.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We have production and distribution operations in the following states: Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. We also have sales offices throughout the United States. Additionally, we, either directly or through our subsidiaries, have sales offices, facilities or participate in joint venture operations in Argentina, Brazil, China, the Dominican Republic, Hong Kong, India, Ireland, Japan, Mexico, the Netherlands, Peru, the Philippines, Russia, South Korea, Spain, Sri Lanka, Taiwan, the United Arab Emirates, the United Kingdom and Venezuela.

	Number of Facilities
	Owned	Leased	Total
Chicken Segment:
Processing plants	61	1	62
Rendering plants	15	-	15
Blending mills	2	-	2
Feed mills	42	1	43
Broiler hatcheries	62	5	67
Breeder houses	493	744	1,237
Broiler farm houses	834	816	1,650
Beef Segment Production Facilities	12	-	12
Pork Segment Production Facilities	9	-	9
Prepared Foods Segment Processing Plants	22	1	23

Distribution Centers	14	5	19
Cold Storage Facilities	65	13	78

		Capacity(1) per week at October 2, 2010	Fiscal 2010 Average Capacity Utilization
Chicken Processing Plants		46 million head	92%
Beef Production Facilities		171,000 head	84%
Pork Production Facilities		443,000 head	88%
Prepared Foods Processing Plants		45 million pounds	89%

(1)	Capacity based on a five day week for Chicken and Prepared Foods, while Beef and Pork are based on a six day week.

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

Our Dynamic Fuels LLC joint venture produces renewable synthetic fuels targeting the renewable diesel and jet fuel markets. Construction of production facilities was completed in late fiscal 2010, and initial production began in October 2010.

We believe our present facilities are generally adequate and suitable for our current purposes; however, seasonal fluctuations in inventories and production may occur as a reaction to market demands for certain products. We regularly engage in construction and other capital improvement projects intended to expand capacity and improve the efficiency of our processing and support facilities. We also consider the efficiencies of our operations and may from time to time consider changing the number or type of plants we operate to align with our capacity needs.

ITEM 3. LEGAL PROCEEDINGS

Refer to the description of certain matters under Part II, Item 8, Notes to Consolidated Financial Statements, Note 23: Contingencies, which is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.

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

On January 9, 2003, we received a notice of liability letter from Union Pacific Railroad Company (“Union Pacific”) relating to our alleged contributions of waste oil to the Double Eagle Refinery Superfund Site in Oklahoma City, Oklahoma. On August 22, 2006, the United States and the State of Oklahoma filed a lawsuit styled United States of America, et al. v. Union Pacific Railroad Co. in the United States District Court for the Western District of Oklahoma seeking more than $22 million (the amount sought was subsequently increased to more than $30 million) to remediate the Double Eagle site. Certain Tyson entities joined a “potentially responsible parties” group on October 31, 2006. A settlement between the “potentially responsible parties” group, the United States, and the State of Oklahoma was reached and the Tyson entities paid $625,586 into escrow towards the settlement of the matter. In furtherance of finalizing the settlement, the U.S. Department of Justice filed a complaint styled United States of America, et al. v. Albert Investment Co., Inc. et al., and includes the “potentially responsible parties.” A proposed Consent Decree addressing all alleged liability of the Tyson entities for the site was lodged on June 27, 2008. On October 10, 2008, Union Pacific initiated litigation to challenge the proposed Consent Decree by filing a motion to intervene, which the District Court denied. Union Pacific appealed this decision to the United States Court of Appeals for the Tenth Circuit. The “potentially responsible parties” group and other parties filed briefs in the Tenth Circuit, and oral arguments occurred on September 21, 2009. On November 10, 2009, the Tenth Circuit Court of Appeals reversed the District Court’s decision, and Union Pacific was permitted to intervene in the litigation. After negotiations amongst the interested parties, an Amended Consent Decree was lodged with the Court on October 8, 2010. The Amended Consent Decree includes a reopener for certain future response costs. A notice will be published in the Federal Register inviting public comment on the Amended Consent Decree. On October 14, 2010, Union Pacific filed a Notice of Dismissal of Intervention. Assuming the Court approves and enters the Amended Consent Decree, Tyson will be required to make an additional principal payment of $50,669 plus interest. Upon such payment, the matter will be concluded.

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

Since 2003, nine lawsuits have been brought against us and several other poultry companies by approximately 150 plaintiffs in Washington County, Arkansas Circuit Court (Green v. Tyson Foods, Inc., et al., Bible v. Tyson Foods, Inc., Beal v. Tyson Foods, Inc., et al., McWhorter v. Tyson Foods, Inc., et al., McConnell v. Tyson Foods, Inc., et al., Carroll v. Tyson Foods, Inc., et al., Belew v. Tyson Foods, Inc., et al., Gonzalez v. Tyson Foods, Inc., et al., and Rasco v. Tyson Foods, Inc., et al.) alleging that the land application of poultry litter caused arsenic and pathogenic mold and fungi contamination of the air, soil and water in and around Prairie Grove, Arkansas. In addition to the poultry company defendants, plaintiffs sued Alpharma, the manufacturer of a feed ingredient containing an organic arsenic compound that has been used in the broiler industry. Plaintiffs are seeking recovery for several types of personal injuries, including several forms of cancer. On August 2, 2006, the Court granted summary judgment in favor of Tyson and the other poultry company defendants in the first case to go to trial and denied summary judgment as to Alpharma. The case was tried against Alpharma and the jury returned a verdict in favor of Alpharma. Plaintiffs appealed the summary judgment in favor of the poultry company defendants and the Court stayed the remaining eight lawsuits pending the appeal. On May 8, 2008, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry company defendants. The remanded trial in this case against us and the other poultry company defendants was held, and on May 14, 2009, the jury returned a verdict in favor of the defendants. The plaintiffs appealed this verdict to the Arkansas Supreme Court. The parties have submitted briefs in this matter and are awaiting the Arkansas Supreme Court’s ruling.

Other Matters: We have approximately 115,000 employees and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4. REMOVED AND RESERVED

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

Our officers serve one year terms from the date of their election, or until their successors are appointed and qualified. No family relationships exist among these officers. The name, title, age and year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
Craig J. Hart	Senior Vice President, Controller and Chief Accounting Officer	54	2004
Kenneth J. Kimbro	Senior Vice President, Chief Human Resources Officer	57	2009
Donnie King	Senior Group Vice President, Poultry and Prepared Foods	48	2009
Dennis Leatherby	Executive Vice President and Chief Financial Officer	50	1994
James V. Lochner	Chief Operating Officer	58	2005
Donnie Smith	President and Chief Executive Officer	51	2008
David L. Van Bebber	Executive Vice President and General Counsel	54	2008
Jeffrey D. Webster	Group Vice President, Renewable Products Division	49	2008
Noel White	Senior Group Vice President, Fresh Meats	52	2009

Craig J. Hart was appointed Senior Vice President, Controller and Chief Accounting Officer in 2004. Mr. Hart was initially employed by IBP in 1978.

Kenneth J. Kimbro was appointed Senior Vice President, Chief Human Resources Officer in 2007, after serving as Senior Vice President, Human Resources since 2001. Mr. Kimbro was initially employed by IBP in 1995.

Donnie King was appointed Senior Group Vice President, Poultry and Prepared Foods in December 2009, after serving as Group Vice President, Refrigerated and Deli since 2008, Group Vice President, Operations since 2007, Senior Vice President, Consumer Products Operations since 2006 and Senior Vice President, Poultry Operations since 2003. Mr. King was initially employed by Valmac Industries, Inc. in 1982. Valmac Industries, Inc. was acquired by the Company in 1984.

Dennis Leatherby was appointed Executive Vice President and Chief Financial Officer in 2008 after serving as Senior Vice President, Finance and Treasurer since 1998. He also served as Interim Chief Financial Officer from 2004 to 2006. Mr. Leatherby was initially employed by the Company in 1990.

James V. Lochner was appointed Chief Operating Officer in November 2009, after serving as Senior Group Vice President, Fresh Meats since 2007, Senior Group Vice President, Fresh Meats and Margin Optimization since 2006 and Senior Group Vice President, Margin Optimization, Purchasing and Logistics since 2005. Mr. Lochner was initially employed by IBP in 1983.

Donnie Smith was appointed President and Chief Executive Officer in November 2009, after serving as Senior Group Vice President, Poultry and Prepared Foods since January 2009, Group Vice President of Consumer Products since 2008, Group Vice President of Logistics and Operations Services since 2007, Group Vice President Information Systems, Purchasing and Distribution since 2006 and Senior Vice President and Chief Information Officer since 2005. Mr. Smith was initially employed by the Company in 1980.

David L. Van Bebber was appointed Executive Vice President and General Counsel in 2008, after serving as Senior Vice President and Deputy General Counsel since 2004. Mr. Van Bebber was initially employed by Lane Processing in 1982. Lane Processing was acquired by the Company in 1986.

Jeffrey D. Webster was appointed Group Vice President, Renewable Products Division in 2008, after serving as Senior Vice President, Renewable Products Division since 2007, Senior Vice President, Corporate Strategy Development and Renewable Energy since 2006 and Senior Vice President, Strategy and Development since 2005. Mr. Webster was initially employed by the Company in 2004.

Noel White was appointed Senior Group Vice President, Fresh Meats in December 2009, after serving as Senior Vice President, Pork Margin Management since 2007 and Group Vice President, Fresh Meats Operations/Commodity Sales since 2005. Mr. White was initially employed by IBP in 1983.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 30, 2010, there were approximately 30,000 holders of record of our Class A stock and 10 holders of record of our Class B stock, excluding holders in the security position listings held by nominees.

DIVIDENDS

Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We have paid uninterrupted quarterly dividends on common stock each year since 1977 and expect to continue our cash dividend policy during fiscal 2011. In both fiscal 2010 and 2009, the annual dividend rate for Class A stock was $0.16 per share and the annual dividend rate for Class B stock was $0.144 per share.

MARKET INFORMATION

The Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for the Class B stock. The high and low closing sales prices of our Class A stock for each quarter of fiscal 2010 and 2009 are represented in the table below.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$13.19	$12.02	$12.87	$4.40
Second Quarter	19.50	12.24	9.93	7.59
Third Quarter	20.40	16.25	13.88	9.33
Fourth Quarter	18.06	15.22	13.23	10.95

ISSUER PURCHASES OF EQUITY SECURITIES

The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 4 to July 31, 2010		112,095	$17.27	-	22,474,439
Aug. 1 to Sept. 4, 2010		134,160	16.12	-	22,474,439
Sept. 5 to Oct. 2, 2010		87,986	17.61	-	22,474,439
Total	(2)	344,241	$16.91	-	22,474,439

(1)	On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.
(2)	We purchased 344,241 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 319,643 shares purchased in open market transactions and 24,598 shares withheld to cover required tax withholdings on the vesting of restricted stock.

PERFORMANCE GRAPH

The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s (S&P) 500 Index and a group of peer companies described below.

	Years Ending
	Base Period 10/1/05	9/30/06	9/29/07	9/27/08	10/3/09	10/2/10
Tyson Foods, Inc.	100	88.90	100.77	72.38	71.48	95.31
S&P 500 Index	100	110.79	129.01	100.66	93.70	103.22
Peer Group	100	111.25	118.91	120.14	109.23	129.53

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2005, is presented for each of the periods for the Company, the S&P 500 Index and a peer group. The peer group includes: Campbell Soup Company, ConAgra Foods, Inc., General Mills, Inc., H.J. Heinz Co., Hershey Foods Corp., Hormel Foods Corp., Kellogg Co., McCormick & Co., Pilgrim’s Pride Corporation, Sara Lee Corp. and Smithfield Foods, Inc. The graph compares the performance of the Company with that of the S&P 500 Index and peer group, with the investment weighted on market capitalization.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	2010	2009	2008	2007	2006
Summary of Operations
Sales	$28,430	$26,704	$26,862	$25,729	$24,589
Goodwill impairment	29	560	-	-	-
Operating income (loss)	1,556	(215)	331	613	(50)
Net interest expense	333	310	206	224	238
Income (loss) from continuing operations	765	(550)	86	268	(174)
Loss from discontinued operation	-	(1)	-	-	(17)
Cumulative effect of change in accounting principle	-	-	-	-	(5)
Net income (loss)	765	(551)	86	268	(196)
Net income (loss) attributable to Tyson	780	(547)	86	268	(196)
Diluted earnings (loss) per share attributable to Tyson:
Income (loss) from continuing operations	2.06	(1.47)	0.24	0.75	(0.51)
Loss from discontinued operation	-	-	-	-	(0.05)
Cumulative effect of change in accounting principle	-	-	-	-	(0.02)
Net income (loss)	2.06	(1.47)	0.24	0.75	(0.58)
Dividends per share:
Class A	0.160	0.160	0.160	0.160	0.160
Class B	0.144	0.144	0.144	0.144	0.144
Balance Sheet Data
Cash and cash equivalents	$978	$1,004	$250	$42	$28
Total assets	10,752	10,595	10,850	10,227	11,121
Total debt	2,536	3,477	2,804	2,779	3,979
Shareholders’ equity	5,201	4,431	5,099	4,735	4,444
Other Key Financial Measures
Depreciation and amortization	$497	$513	$493	$514	$517
Capital expenditures	550	368	425	285	531
Return on invested capital	22.8%	(3.0)%	4.4%	7.7%	(0.6)%
Effective tax rate	36.4%	(1.5)%	44.6%	34.6%	35.0%
Book value per share	$13.78	$11.77	$13.51	$13.32	$12.52
Closing stock price high	20.40	13.88	19.44	24.08	18.70
Closing stock price low	12.02	4.40	12.14	14.20	12.92

Notes to Five-Year Financial Summary

a.	Fiscal 2010 included $61 million related to losses on notes repurchased/redeemed during fiscal 2010, a $29 million non-tax deductible charge related to a full goodwill impairment related to an immaterial Chicken segment reporting unit and a $12 million charge related to the partial impairment of an equity method investment. Additionally, fiscal 2010 included insurance proceeds received of $38 million related to Hurricane Katrina.
b.	Fiscal 2009 was a 53-week year, while the other years presented were 52-week years.
c.	Fiscal 2009 included a $560 million non-tax deductible charge related to Beef segment goodwill impairment and a $15 million pretax charge related to closing a prepared foods plant.
d.	Fiscal 2008 included $76 million of pretax charges related to: restructuring a beef operation; closing a poultry plant; asset impairments for packaging equipment, intangible assets, unimproved real property and software; flood damage; and severance charges. Additionally, fiscal 2008 included an $18 million non-operating gain related to the sale of an investment.
e.	Fiscal 2007 included tax expense of $17 million related to a fixed asset tax cost correction, primarily related to a fixed asset system conversion in 1999.
f.	Fiscal 2006 included $63 million of pretax charges primarily related to closing one poultry plant, two beef plants and two prepared foods plants.
g.	Return on invested capital is calculated by dividing operating income (loss) by the sum of the average of beginning and ending total debt and shareholders’ equity less cash and cash equivalents.
h.	In March 2009, we completed the sale of the beef processing, cattle feed yard and fertilizer assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside). Lakeside was reported as a discontinued operation for all periods presented.

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

OVERVIEW

—

General – We had improved operating results in fiscal 2010 as compared to fiscal 2009, as a result of improved internal performance and a better market environment. The following are a few of the key drivers:

—

We achieved margin management gains and operational efficiency improvements, which were the key drivers that led to the nearly $1.2 billion improvement in operating income, excluding the impact of the $560 million Beef segment goodwill impairment charge recorded in fiscal 2009. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added products initiatives. The operational efficiencies occurred in the areas of yields, cost reduction, labor management, logistics cost optimization, capacity and live bird operations (including livability, feed conversion, and net to processing improvements).

—

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

—

As a result of improving domestic market conditions and our own operational efficiency and margin management improvements, our operating margins were 5.5% in fiscal 2010 (5.4% after removing $38 million of insurance proceeds received during the year and $29 million related to the goodwill impairment). This is the first time since the acquisition of IBP, inc. in 2001 that annual operating margins have exceeded 5.0%. The following is a summary of operating margins by segment:

—	Chicken – 5.2% (or 5.1% excluding $38 million of insurance proceeds received and $29 million related to a goodwill impairment)
—	Beef – 4.6%
—	Pork – 8.4%
—	Prepared Foods – 4.1%
—

Debt and Liquidity – During fiscal 2010, we generated $1.4 billion of operating cash flows. We used these cash flows, as well as restricted cash, to repurchase, retire or redeem $956 million of senior notes. As a result, our total debt is $2.5 billion, the lowest level since the acquisition of IBP, inc. At October 2, 2010, we had $1.8 billion of liquidity, which includes the availability under our credit facility and $978 million of cash and cash equivalents.

—	Our accounting cycle resulted in a 52-week year for both fiscal 2010 and 2008 and a 53-week year for fiscal 2009.

	in millions, except per share data
	2010	2009	2008
Net income (loss) attributable to Tyson	$780	$(547)	$86
Net income (loss) attributable to Tyson – per diluted share	2.06	(1.47)	0.24

2010 – Net income included the following items:

—	$61 million in charges related to losses on notes repurchased during fiscal 2010;
—	$29 million non-cash, non-tax deductible charge related to a full goodwill impairment in an immaterial Chicken segment reporting unit;
—	$12 million non-cash, non-tax deductible charge related to the impairment of an equity method investment; and
—	$38 million gain from insurance proceeds.

2009 – Net loss included the following items:

—	$560 million non-cash, non-tax deductible charge related to a goodwill impairment in our Beef segment; and
—	$15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.

2008 – Net income included the following items:

—	$33 million of charges related to asset impairments, including packaging equipment, intangible assets, unimproved real property and software;
—	$17 million charge related to restructuring our Emporia, Kansas, beef operation;
—	$13 million charge related to closing our Wilkesboro, North Carolina, Cooked Products poultry plant;
—	$13 million of charges related to flood damage at our Jefferson, Wisconsin, plant and severance charges related to the FAST initiative; and
—	$18 million non-operating gain related to sale of an investment.

FISCAL 2011 OUTLOOK

In 2011, overall protein (chicken, beef, pork and turkey) production is expected to increase. Because exports are likely to grow as well, we forecast that total domestic availability of protein should be relatively flat compared to 2010. The following is a summary of the fiscal 2011 outlook for each of our segments, as well as an outlook on capital expenditures, net interest expense and debt:

—

Chicken – While we expect chicken production to increase, domestic availability will depend on export volumes. Because of the less than expected yields in global feed grain crop production, current futures prices indicate higher grain costs in fiscal 2011 compared to fiscal 2010. We expect to offset the impact of increased grain costs with operational and pricing improvements.

—

Beef – We expect to see a gradual reduction in cattle supplies of 1-2% in fiscal 2011; however, we do not expect a significant change in the fundamentals of our Beef business as it relates to the previous few quarters. We expect adequate supplies in the regions we operate our plants. We expect beef exports to remain strong in fiscal 2011.

—

Pork – We expect hog supplies in fiscal 2011 will be comparable to fiscal 2010 and we believe we will have adequate supplies in the regions in which we operate. We expect pork exports to remain strong in fiscal 2011.

—

Prepared Foods – We expect operational improvements and increased pricing will more than offset the likely increase in raw material costs in fiscal 2011. While many of our sales contracts are formula based or shorter-term in nature, we are typically able to absorb rising input costs. However, there is a lag time for price increases to take effect, so it is more difficult to absorb rapidly rising raw material costs.

—	Capital Expenditures – Our preliminary capital expenditures plan for fiscal 2011 is approximately $700 million.
—	Net Interest Expense – We expect fiscal 2011 net interest expense will be approximately $245 million, down nearly $90 million compared to fiscal 2010.
—

Debt – We will continue to use our available cash to repurchase notes when available at attractive rates. We do not have any significant maturities of debt coming due over the next three fiscal years, as our 8.25% Notes due October 1, 2011 (2011 Notes) balance was $315 million at October 2, 2010. We plan to retire these notes with current cash on hand and/or cash flows from operations.

SUMMARY OF RESULTS – CONTINUING OPERATIONS

Sales	in millions
	2010	2009	2008
Sales	$28,430	$26,704	$26,862
Change in sales volume	(0.6)%	4.4%
Change in average sales price	7.1%	(4.8)%
Sales growth (decline)	6.5%	(0.6)%

2010 vs. 2009 –

—

Average Sales Price – The increase in sales was largely due to an increase in average sales prices, which accounted for an increase of approximately $1.9 billion. While all segments had an increase in average sales prices, the majority of the increase was driven by the Beef and Pork segments.

—

Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of approximately $150 million. This was primarily due to an extra week in fiscal 2009 and the decrease in Pork segment sales volume, partially offset by an increase from a fiscal 2009 acquisition in the Chicken segment.

2009 vs. 2008 –

—

Average Sales Price – The decline in sales was largely due to a reduction in average sales prices, which accounted for a decrease of approximately $1.2 billion. While all segments had a reduction in average sales prices, the majority of the decrease was driven by the Beef and Pork segments.

—

Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of approximately $1.0 billion. This was primarily due to an extra week in fiscal 2009, increased sales volume in our Chicken segment, which was driven by inventory reductions, and sales volume related to recent acquisitions.

Cost of Sales	in millions
	2010	2009	2008
Cost of sales	$25,916	$25,501	$25,616
Gross margin	$2,514	$1,203	$1,246
Cost of sales as a percentage of sales	91.2%	95.5%	95.4%

2010 vs. 2009 –

—	Cost of sales increased $415 million. Higher cost per pound increased cost of sales by $558 million, partially offset by lower sales volume which decreased cost of sales by $143 million.
—	Increase in average live cattle and hog costs of approximately $1.0 billion.
—

Increase due to net losses of $78 million in fiscal 2010, as compared to net gains of $191 million in fiscal 2009, from our commodity risk management activities related to forward futures contracts for live cattle and hogs, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

—	Increase in raw material costs of approximately $218 million in our Prepared Foods segment.
—	Increase in incentive-based compensation of approximately $97 million.
—

Decrease due to net losses of $6 million in fiscal 2010, as compared to net losses of $257 million in fiscal 2009, from our commodity risk management activities related to grain and energy purchases, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

—	Decrease in grain costs in the Chicken segment of approximately $158 million.
—	Decrease in the Chicken segment costs resulting from operational improvements.

2009 vs. 2008 –

—	Cost of sales decreased $115 million. Cost per pound contributed to a $1.1 billion decrease, offset partially by an increase in sales volume increasing cost of sales $987 million.
—

Increase due to net losses of $257 million in fiscal 2009, as compared to net gains of $206 million in fiscal 2008, from our commodity risk management activities related to grain and energy purchases, which exclude the effect from related physical purchase transactions which impact current and future period operating results.

—

Increase due to sales volumes, which included an extra week in fiscal 2009, as well as increased sales volume in our Chicken segment, which was driven by inventory reductions and sales volume related to recent acquisitions.

—	Decrease in average domestic live cattle and hog costs of approximately $1.2 billion.

Selling, General and Administrative	in millions
	2010	2009	2008
Selling, general and administrative	$929	$841	$879
As a percentage of sales	3.3%	3.1%	3.3%

2010 vs. 2009 –

—	Increase of $118 million related to incentive-based compensation.
—	Reductions include decreases resulting from one less week in fiscal 2010 compared to fiscal 2009, as well a $16 million reduction in professional fees, advertising and sales promotions.

2009 vs. 2008 –

—	Decrease of $33 million related to advertising and sales promotions.
—	Decrease of $11 million related to the change in investment returns on company-owned life insurance, which is used to fund non-qualified retirement plans.
—	Other reductions include decreases in our payroll-related expenses and professional fees.
—	Increase of $20 million due to our newly acquired foreign operations.

Goodwill Impairment	in millions
	2010	2009	2008
	$29	$560	$-

We perform our annual goodwill impairment test on the first day of the fourth quarter. We estimate the fair value of our reporting units using a discounted cash flow analysis. This analysis requires us to make various judgmental estimates and assumptions about sales, operating margins, growth rates and discount factors.

2010 – Includes the full impairment of an immaterial Chicken segment reporting unit.

2009 –The disruptions in global credit and other financial markets and deterioration of economic conditions led to an increase in our discount rate in fiscal 2009 as compared to fiscal 2008. The discount rate used in our annual goodwill impairment test increased to 10.1% in fiscal 2009 from 9.3% in fiscal 2008. There were no significant changes in the other key estimates and assumptions. The increased discount rate resulted in the non-cash partial impairment of our beef reporting unit’s goodwill. The impairment has no impact on managements’ estimates of the Beef segment’s long-term profitability or value.

Other Charges	in millions
	2010	2009	2008
	$-	$17	$36

2009 – Included $15 million charge related to closing our Ponca City, Oklahoma, processed meats plant.

2008 –

—	Included $17 million charge related to restructuring our Emporia, Kansas, beef operation.
—	Included $13 million charge related to closing our Wilkesboro, North Carolina, Cooked Products poultry plant.
—	Included $6 million of severance charges related to the FAST initiative.

Interest Income	in millions
	2010	2009	2008
	$14	$17	$9

2010/2009 – Fiscal 2010 and fiscal 2009 increased as compared to fiscal 2008 due primarily to the increase in our cash balance.

Interest Expense	in millions
	2010	2009	2008
Cash interest expense	$245	$270	$214
Losses on notes repurchased	61	3	-
Non-cash interest expense	41	54	1
Total Interest Expense	$347	$327	$215

2010 vs. 2009 –

—

Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due to lower average weekly indebtedness of approximately 11%, partially offset by an increase in the overall average borrowing rates.

—

Losses on notes repurchased during fiscal 2010 includes the amount paid exceeding the carrying value of the notes repurchased, which primarily includes the repurchases of the 2011 Notes and the 7.35% Senior notes due April 2016 (2016 Notes).

—

Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on the new credit facility in March 2009 and the 10.50% Senior Notes due 2014 (2014 Notes) issued in March 2009, as well as the accretion of the debt discount on the 3.25% Convertible Senior Notes due 2013 (2013 Notes) and 2014 Notes. Fiscal 2009 also includes expenses related to amendment fees paid in December 2008 on our then existing credit agreements.

2009 vs. 2008 –

—

Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The increase was due primarily to higher average weekly indebtedness of approximately 13%. We also had an increase in the overall average borrowing rates.

—

Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. The increase was primarily due to debt issuance costs incurred on the new credit facility in fiscal 2009, the 2014 Notes issued in fiscal 2009 and amendment fees paid in December 2008 on our then existing credit agreements. In addition, we had an increase due to the accretion of the debt discount on the 2013 Notes and 2014 Notes. Non-cash interest expense also includes an unrealized loss on our interest rate swap.

Other (Income) Expense, net	in millions
	2010	2009	2008
	$20	$18	$(29)

2010 – Included $12 million charge related to the impairment of an equity method investment.

2009 – Included $24 million in foreign currency exchange loss.

2008 – Included $18 million non-operating gain related to the sale of an investment.

Effective Tax Rate
	2010	2009	2008
	36.4%	(1.5)%	44.6%

The effective tax rate on continuing operations was impacted by a number of items which result in a difference between our effective tax rate and the U.S. statutory rate of 35%. The table below reflects significant items impacting the rate as indicated.

2010 –

—	Domestic production activity deduction reduced the rate 2.0%.
—	Decrease in unrecognized tax benefits reduced the rate 1.4%.
—	Decrease in state valuation allowances reduced the rate 1.0%.
—	State income taxes, excluding unrecognized tax benefits, increased the rate 3.4%.
—	Impairment of goodwill, which is not deductible for income tax purposes, increased the rate 0.9%.

2009 –

—	Impairment of goodwill, which is not deductible for income tax purposes, reduced the rate 36.1%.
—	Increase in foreign valuation allowances reduced the rate 3.8%.
—	General business credits increased the rate 2.2%.
—	Tax planning in foreign jurisdictions increased the rate 1.7%.

2008 –

—	Increase in state valuation allowances increased the rate 5.0%.
—	Increase in unrecognized tax benefits increased the rate 4.4%.
—	Net negative return on company-owned life insurance policies, which is not deductible for federal income tax purposes, increased the rate 3.8%.
—	General business credits reduced the rate 3.8%.

SEGMENT RESULTS

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. Beginning in the third quarter of fiscal 2010, we modified the presentation of our segment sales to include the impact of intersegment sales. All periods presented below include this impact. The following table is a summary of sales and operating income (loss), which is how we measure segment income (loss). Segment results exclude the results of our discontinued operation, Lakeside.

				in millions
	Sales			Operating Income (Loss)
	2010	2009	2008	2010	2009	2008
Chicken	$10,062	$9,660	$8,900	$519	$(157)	$(118)
Beef	11,707	10,937	11,806	542	(346)	106
Pork	4,552	3,875	4,104	381	160	280
Prepared Foods	2,999	2,836	2,711	124	133	63
Other	-	-	-	(10)	(5)	-
Intersegment Sales	(890)	(604)	(659)	-	-	-
Total	$28,430	$26,704	$26,862	$1,556	$(215)	$331

Chicken Segment Results					in millions
	2010	2009	Change 2010 vs. 2009	2008	Change 2009 vs. 2008
Sales	$10,062	$9,660	$402	$8,900	$760
Sales Volume Change			2.0%		8.8%
Average Sales Price Change			2.1%		(0.2)%

Operating Income (Loss)	$519	$(157)	$676	$(118)	$(39)
Operating Margin	5.2%	(1.6)%		(1.3)%

2010 – Operating income included a $38 million gain from insurance proceeds and a $29 million non-cash, non-tax deductible charge related to a full goodwill impairment of an immaterial Chicken segment reporting unit.

2008 – Operating loss included $26 million of charges related to: plant closings; impairments of unimproved real property and software; and severance.

2010 vs. 2009 –

—	Sales Volume – The increase in sales volume for fiscal 2010 was due to sales volume related to a fiscal 2009 acquisition, partially offset by a decrease due to the extra week in fiscal 2009.
—	Average Sales Price – The increase in average sales prices is primarily due to sales mix changes associated with the reduced sales volume of lower price per pound rendered products.
—	Operating Income (Loss) –
—

Operational Improvements – Operating results were positively impacted by operational improvements, which included: yield, mix and live production performance improvements; additional processing flexibility; and reduced interplant product movement.

—

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to grain and energy purchases. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results.

2010 – Loss	$(6) million
2009 – Loss	(257) million

Improvement in operating results	$251 million

—	Grain Costs – Operating results were positively impacted in fiscal 2010 by a decrease in grain costs of $158 million.
—	Operating results included an increase in incentive-based compensation.

2009 vs. 2008 –

—	Sales Volume – The increase in sales volume for fiscal 2009 was due to the extra week in fiscal 2009, as well as inventory reductions and sales volume related to recent acquisitions.
—

Average Sales Price – The inventory reductions and recent acquisitions lowered the average sales price, as most of the inventory reduction related to commodity products shipped internationally and sales volume from recent acquisitions was on lower priced products.

—	Operating Loss –
—

Operational Improvements – Operating results were positively impacted by operational improvements, which included: yield, mix and live production performance improvements; additional processing flexibility; and reduced interplant product movement.

—

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to grain and energy purchases. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results.

2009 – Loss	$(257) million
2008 – Income	206 million

Decline in operating results	$(463) million

—	SG&A Expenses – We reduced our selling, general and administrative expenses during fiscal 2009 by approximately $37 million.
—	Grain Costs – Operating results were positively impacted in fiscal 2009 by a decrease in grain costs of $28 million.

Beef Segment Results					in millions
	2010	2009	Change 2010 vs. 2009	2008	Change 2009 vs. 2008
Sales	$11,707	$10,937	$770	$11,806	$(869)
Sales Volume Change			(1.9)%		0.8%
Average Sales Price Change			9.1%		(8.1)%

Operating Income (Loss)	$542	$(346)	$888	$106	$(452)
Operating Margin	4.6%	(3.2)%		0.9%

2009 – Operating loss included a $560 million non-cash charge related to the partial impairment of goodwill.

2008 – Operating income included $35 million of charges related to: plant restructuring, impairments of packaging equipment and intangible assets, and severance.

2010 vs. 2009 –

—	Sales and Operating Income (Loss) –
—

We increased our operating margins by maximizing our revenues relative to the rising live cattle markets, as well as improved our operating costs. In addition, we had an improvement in our export sales. Operating results included an increase in incentive-based compensation.

—

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live cattle. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

2010 – Loss	$(15) million
2009 – Income	102 million

Decline in operating results	$(117) million

2009 vs. 2008 –

—	Sales and Operating Income (Loss) –
—	While our average sales prices have decreased as compared to fiscal 2008, we have still maintained a margin as the average live costs decreased in line with the drop in our average sales price.
—

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live cattle. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

2009 – Income	$102 million
2008 – Income	53 million

Improvement in operating results	$49 million

Pork Segment Results					in millions
	2010	2009	Change 2010 vs. 2009	2008	Change 2009 vs. 2008
Sales	$4,552	$3,875	$677	$4,104	$(229)
Sales Volume Change			(3.3)%		1.7%
Average Sales Price Change			21.4%		(7.2)%

Operating Income	$381	$160	$221	$280	$(120)
Operating Margin	8.4%	4.1%		6.8%

2008 – Operating income included $5 million of charges related to impairment of packaging equipment and severance.

2010 vs. 2009 –

—	Sales and Operating Income –
—

We increased our operating margins by maximizing our revenues relative to the rising live hog markets. In addition, we had an improvement in our export sales. Operating results included an increase in incentive-based compensation.

—

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live hogs. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

2010 – Loss	$(36) million
2009 – Income	55 million

Decline in operating results	($91) million

2009 vs. 2008 –

—	Sales and Operating Income –
—

Operating results for fiscal 2009 were strong, but down when compared to the record year we had in fiscal 2008. While sales volume was relatively flat versus fiscal 2008, results were negatively impacted by a decrease in our average sales prices, which were only partially offset by the decrease in average live costs.

—

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live hogs. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

2009 – Income	$55 million
2008 – Income	95 million

Decline in operating results	($40) million

Prepared Foods Segment Results					in millions
	2010	2009	Change 2010 vs. 2009	2008	Change 2009 vs. 2008
Sales	$2,999	$2,836	$163	$2,711	$125
Sales Volume Change			0.3%		5.2%
Average Sales Price Change			5.5%		(0.6)%

Operating Income	$124	$133	$(9)	$63	$70
Operating Margin	4.1%	4.7%		2.3%

2009 – Operating income included a $15 million charge related to closing our Ponca City, Oklahoma, processed meats plant.

2008 – Operating income included $10 million of charges related to flood damage, an intangible asset impairment and severance.

2010 vs. 2009 –

—

Sales and Operating Income – Despite the increase in average sales prices and sales volume, operating income declined in fiscal 2010 as compared to fiscal 2009 due to an increase in raw material costs. However, we made several operational improvements in late fiscal 2009 that allow us to run our plants more efficiently. We also received $8 million in insurance proceeds in fiscal 2010 related to the flood damage at our Jefferson, Wisconsin, plant. Operating results included an increase in incentive-based compensation.

2009 vs. 2008 –

—

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs for working capital, capital expenditures, growth opportunities and the repurchase/redemption of our 2011 Notes are expected to be met with current cash on hand, cash flows provided by operating activities, or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows from Operating Activities			in millions
	2010	2009	2008
Net income (loss)	$765	$(551)	$86
Non-cash items in net income (loss):
Depreciation and amortization	497	513	493
Deferred taxes	18	(33)	35
Impairment of goodwill	29	560	-
Impairment of assets	36	32	57
Other, net	76	72	26
Changes in working capital	11	367	(342)
Net cash provided by operating activities	$1,432	$960	$355

    Cash flows associated with changes in working capital:

—

2010 – Increased due to the increase in accrued salaries, wages and benefits and accounts payable balances, almost entirely offset by the increase in inventory and accounts receivable balances. The increase in accrued salaries, wages and benefits is primarily due to the accruals for incentive-based compensation.

—

2009 – Increased primarily due to a reduction in inventory and accounts receivable balances, partially offset by a reduction in accounts payable. The lower inventory balance was primarily due to the reduction of inventory volumes, as well as a decrease in raw material costs.

—

2008 – Decreased primarily due to higher inventory and accounts receivable balances, partially offset by a higher accounts payable balance. Higher inventory balances were driven by an increase in raw material costs and inventory volume.

Cash Flows from Investing Activities			in millions
	2010	2009	2008
Additions to property, plant and equipment	$(550)	$(368)	$(425)
Proceeds from sale (purchase) of marketable securities, net	(4)	19	(3)
Change in restricted cash to be used for investing activities	43	(43)	-
Proceeds from sale of discontinued operation	-	75	-
Acquisitions, net of cash acquired	-	(93)	(17)
Other, net	11	(17)	46
Net cash used for investing activities	$(500)	$(427)	$(399)

—

Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities. In fiscal 2010, our capital spending included: production efficiencies in our operations; Dynamic Fuels LLC’s (Dynamic Fuels) facility; and foreign operations. In fiscal 2009, our capital spending included: improvements made in our prepared foods operations to increase efficiencies; Dynamic Fuels’ facility; and foreign operations. In fiscal 2008, our capital spending included equipment updates in our chicken plants, as well as packaging equipment upgrades in our Fresh Meats case-ready facilities.

—

Capital spending for fiscal 2011 is expected to be approximately $700 million, and includes spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our foreign operations.

—

Acquisitions – In October 2008, we acquired three vertically integrated poultry companies in southern Brazil. The aggregate purchase price was $67 million. In addition, we had $15 million of contingent purchase price based on production volumes. The joint ventures in China called Shandong Tyson Xinchang Foods received the necessary government approvals during fiscal 2009. The aggregate purchase price for our 60% equity interest was $21 million, which excludes $93 million of cash transferred to the joint venture for future capital needs.

—

Change in restricted cash – In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. The cash received from these bonds was restricted and could only be used towards the construction of the Dynamic Fuels’ facility.

Cash Flows from Financing Activities			in millions
	2010	2009	2008
Net borrowings (payments) on revolving credit facilities	$-	$15	$(213)
Payments on debt	(1,034)	(380)	(147)
Net proceeds from borrowings	-	852	449
Net proceeds from Class A stock offering	-	-	274
Convertible note hedge transactions	-	-	(94)
Warrant transactions	-	-	44
Purchases of treasury shares	(48)	(19)	(30)
Dividends	(59)	(60)	(56)
Debt issuance costs	-	(59)	-
Change in restricted cash to be used for financing activities	140	(140)	-
Other, net	42	6	27
Net cash provided by (used for) financing activities	$(959)	$215	$254

—

Net borrowings (payments) on revolving credit facilities primarily include activity related to the accounts receivable securitization facility. With the entry into the new revolving credit facility and issuance of the 2014 Notes in March 2009, we repaid all outstanding borrowings under our accounts receivable securitization facility and terminated the facility.

—	Payments on debt include –
—

2010 – $524 million of 2011 Notes; $222 million of 2016 Notes; $140 million of 7.95% Notes due February 2010 (2010 Notes) (using the restricted cash held in a blocked cash collateral account for the retirement of these notes); $52 million of 7.0% Notes due May 2018; and $61 million related to the premiums on notes repurchased during the year.

—	2009 – $161 million of 2011 Notes; $94 million of 2010 Notes (using the restricted cash held in a blocked cash collateral account for the repurchase of these notes); and $38 million 2016 Notes.
—	2008 – $40 million 2016 Notes and repaid the remaining $25 million outstanding Lakeside term loan.
—	Net proceeds from borrowings include –
—

In fiscal 2009, we issued $810 million of 2014 Notes. After the original issue discount of $59 million, based on an issue price of 92.756% of face value, we received net proceeds of $751 million. We used the net proceeds towards the repayment of our borrowings under our accounts receivable securitization facility and for other general corporate purposes.

—

In fiscal 2009, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the Federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033.

—

In fiscal 2008, we issued $458 million 3.25% Convertible Senior Notes due October 15, 2013. Net proceeds were used for the net cost of the related Convertible Note Hedge and Warrant Transactions, toward the repayment of our borrowings under the accounts receivable securitization facility, and for other general corporate purposes.

—

In fiscal 2008, we issued 22.4 million shares of Class A stock in a public offering. Net proceeds were used toward repayment of our borrowings under the accounts receivable securitization facility and for other general corporate purposes.

—	In conjunction with the entry into our new credit facility and the issuance of the 2014 Notes during fiscal 2009, we paid $48 million for debt issuance costs.

Liquidity						in millions
	Commitments Expiration Date	Facility Amount	Borrowing Base Adjustment	Outstanding Letters of Credit under Revolving Credit Facility (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents						$978
Revolving credit facility	March 2012	$1,000	$-	$175	$-	$825
Total liquidity						$1,803

—

The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

—

Borrowing Base Adjustment – Availability under this facility, up to $1.0 billion, is based on a percentage of certain eligible accounts receivable and eligible inventory and is reduced by certain reserves. At October 2, 2010, the entire $1.0 billion was eligible for borrowing and issuing letters of credit.

—

Our 2013 Notes may be converted early during any fiscal quarter in the event our Class A stock trades at or above $21.96 for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. In this event, the note holders may require us to pay outstanding principal in cash, which totaled $458 million at October 2, 2010. Any conversion premium would be paid in shares of Class A stock. The conditions for early conversion were not met in our fourth fiscal quarter of fiscal 2010, and thus, the notes may not be converted in our first quarter fiscal 2011. Should the conditions for early conversion be satisfied in future quarters, and the holders exercised their early conversion option, we would use current cash on hand and cash flow from operations for principal payments.

—

At October 2, 2010, we had $315 million of 2011 Notes outstanding. We plan presently to use current cash on hand and cash flows from operations for payment on the remaining 2011 Notes due on October 1, 2011.

—	Our current ratio was 1.81 to 1 and 2.20 to 1 at October 2, 2010, and October 3, 2009, respectively.

Deterioration of Credit and Capital Markets

Credit market conditions deteriorated rapidly during our fourth quarter of fiscal 2008 and although they have improved, they have not returned to pre-2008 levels. Several major banks and financial institutions failed or were forced to seek assistance through distressed sales or emergency government measures. While not all-inclusive, the following summarizes some of the impacts to our business:

Credit Facility

Cash flows from operating activities and current cash on hand are our primary source of liquidity for funding debt service and capital expenditures. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit, and as a source of financing for growth opportunities. As of October 2, 2010, we had outstanding letters of credit totaling $175 million, none of which were drawn upon, which left $825 million available for borrowing. Our revolving credit facility is funded by a syndicate of 19 banks, with commitments ranging from $6 million to $115 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements. If any of the banks in the syndicate are unable to perform on their commitments to fund the facility, our liquidity could be impaired, which could reduce our ability to fund working capital needs, support letters of credit or finance our growth opportunities.

Customers/Suppliers

The financial condition of some of our customers and suppliers could also be impaired by current market conditions. Although we have not experienced a material increase in customer bad debts or non-performance by suppliers, current market conditions increase the probability we could experience losses from customer or supplier defaults. Should credit and capital market conditions result in a prolonged economic downturn in the United States and abroad, demand for protein products could be reduced, which could result in a reduction of sales, operating income and cash flows. In addition, we rely on livestock producers throughout the country to supply our live cattle and hogs. If these producers are adversely impacted by the current economic conditions and terminate their production, our livestock supply for processing could be significantly impacted.

Additionally, we have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. Although we believe the aggregate maximum obligation under the program is unlikely to ever be reached, the potential maximum obligation as of October 2, 2010, was approximately $215 million. The total receivables under these programs were $51 million and $72 million at October 2, 2010 and October 3, 2009, respectively. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $15 million and $20 million at October 2, 2010, and October 3, 2009, respectively.

Investments

The value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets, are impacted by market volatility. These instruments were recorded at fair value as of October 2, 2010. We did not have a significant change in fair value of these instruments during fiscal 2010.

We currently oversee two domestic and one foreign subsidiary non-contributory qualified defined benefit pension plans. All three pension plans are frozen to new participants and no additional benefits will accrue for participants. Based on our 2010 actuarial valuation, we anticipate contributions of $5 million to these plans for fiscal 2011. We also have one domestic unfunded defined benefit plan. Based on our 2010 actuarial valuation, we anticipate contributions of $2 million to this plan in fiscal 2011.

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

On August 19, 2010, S&P upgraded the credit rating from “BB” to “BB+.” On September 2, 2010, Moody’s upgraded the credit rating from “Ba3” to “Ba2.” These upgrades decreased the interest rate on the 2016 Notes from 7.85% to 7.35%, effective beginning with the six-month interest payment due October 1, 2010.

A further one-notch upgrade by either ratings agency would decrease the interest rates on the 2016 Notes by 0.25%, while a one-notch downgrade by either ratings agency would increase the interest rates on the 2016 Notes by 0.25%.

Revolving Credit Facility

S&P’s corporate credit rating for Tyson Foods, Inc. is “BB+.” Moody’s corporate credit rating for Tyson Foods, Inc. is “Ba2.” If Moody’s were to upgrade our credit rating to “Ba1” or higher, while our S&P credit rating remained at “BB+” or higher, our letter of credit fees would decrease by 0.25%.

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

We were in compliance with all covenants at October 2, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements material to our financial position or results of operations. The off-balance sheet arrangements we have are guarantees of debt of outside third parties, including a lease and grower loans, and residual value guarantees covering certain operating leases for various types of equipment. See Note 10: Commitments of the Notes to Consolidated Financial Statements for further discussion.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of October 2, 2010:

in millions
	Payments Due by Period
	2011	2012-2013	2014-2015	2016 and thereafter	Total
Debt and capital lease obligations:
Principal payments (1)	$401	$15	$1,277	$948	$2,641
Interest payments (2)	209	305	199	72	785
Guarantees (3)	18	40	44	12	114
Operating lease obligations (4)	91	122	49	55	317
Purchase obligations (5)	829	55	24	36	944
Capital expenditures (6)	371	17	0	0	388
Other long-term liabilities (7)	12	5	4	28	49
Total contractual commitments	$1,931	$559	$1,597	$1,151	$5,238

(1)	In the event of a default on payment, acceleration of the principal payments could occur.
(2)	Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective rates at October 2, 2010, and expected payment dates.
(3)	Amounts include guarantees of debt of outside third parties, which consist of a lease and grower loans, all of which are substantially collateralized by the underlying assets, as well as residual value guarantees covering certain operating leases for various types of equipment. The amounts included are the maximum potential amount of future payments.
(4)	Amounts include minimum lease payments under lease agreements.
(5)	Amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains, livestock contracts and fixed grower fees that provide terms that meet the above criteria. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders have not been included in the table, as a purchase order is an authorization to purchase and may not be considered an enforceable and legally binding contract. Contracts for goods or services that contain termination clauses without penalty have also been excluded.
(6)	Amounts include estimated amounts to complete buildings and equipment under construction as of October 2, 2010.
(7)	Amounts include items that meet the definition of a purchase obligation and are recorded in the Consolidated Balance Sheets.

In addition to the amounts shown above in the table, we have unrecognized tax benefits of $184 million and related interest and penalties of $64 million at October 2, 2010, recorded as liabilities. During fiscal 2011, tax audit resolutions could potentially reduce these amounts by approximately $20 million, either because tax positions are sustained on audit or because we agree to their disallowance.

The maximum contractual obligation associated with our cash flow assistance programs at October 2, 2010, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $215 million, or approximately $164 million remaining maximum commitment after netting the cash flow assistance related receivables.

The minority partner in our Shandong Tyson Xinchang Foods joint ventures in China has the right to exercise put options to require us to purchase its entire 40% equity interest at a price equal to the minority partner’s contributed capital plus (minus) its pro-rata share of the joint venture’s accumulated and undistributed net earnings (losses). The put options are exercisable for a five-year term commencing April 2011. At October 2, 2010, the put options, if they had been exercisable, would have resulted in a purchase price of approximately $67 million for the minority partner’s entire equity interest.

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

A 10% change in our marketing accruals at October 2, 2010, would impact pretax earnings by approximately $11 million.

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

A 10% increase in the actuarial range at October 2, 2010, would result in an increase in the amount we recorded for our self-insurance liability of approximately $24 million. A 10% decrease in the actuarial range at October 2, 2010, would not result in a material change in the amount we recorded for our self-insurance liability.

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

We recorded impairment charges related to long-lived assets of $19 million, $25 million, and $52 million, respectively, in fiscal years 2010, 2009, and 2008.

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

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments of long-lived assets. However, if actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material. Additionally, we continue to evaluate our future international business strategies, which may expose us to future impairment losses.

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

We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and other intangible assets. However, we could be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if, among other things, we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

We estimate the fair value of our reporting units, generally our operating segments, using various valuation techniques, with the primary technique being a discounted cash flow analysis, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates.

Generally, we utilize normalized operating margin assumptions based on long-term expectations and operating margins historically realized in the reporting units’ industries. We include assumptions about sales, operating margins and growth rates which consider our budgets, business plans and economic projections, and are believed to reflect market participant views which would exist in an exit transaction. For our fiscal 2010 impairment test, none of our material reporting units operating margin assumptions were in excess of the annual margins realized in the most recent year.

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

The discount rate used in our annual goodwill impairment test decreased to an average of 8.4% in fiscal 2010 from 10.1% in fiscal 2009. There were no significant changes in the other key estimates and assumptions.

Other than the Beef reporting unit in 2009, no other material reporting units failed the first step of the annual goodwill impairment analysis in fiscal 2010, 2009 and 2008 and therefore, the second step was not necessary. In fiscal 2009, we recorded a $560 million partial impairment of our Beef reporting unit’s goodwill, which was driven by an increase in our discount rate used in the 2009 annual goodwill impairment analysis as a result of disruptions in global credit and other financial markets and deterioration of economic conditions. In fiscal 2010, we recorded a non-cash $29 million full impairment of an immaterial Chicken segment reporting unit’s goodwill.

All material reporting units’ estimated fair value exceeded their carrying value by more than 20%. Consequently, we currently do not consider any of our material reporting units at significant risk of failing the first step of the annual goodwill impairment test.

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

Our fiscal 2010 other intangible asset impairment analysis did not result in a material impairment charge. A hypothetical 10% decrease in the fair value of intangible assets would not result in a material impairment.

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

To the extent we prevail in matters for which unrecognized tax benefit liabilities have been established, or are required to pay amounts in excess of our recorded unrecognized tax benefit liabilities, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the period of resolution.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of October 2, 2010, and October 3, 2009, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	2010	2009
Livestock:
Cattle	$39	$20
Hogs	42	12

Grain	10	1

Interest Rate Risk: At October 2, 2010, we had variable rate debt of $212 million with a weighted average interest rate of 4.5%. A hypothetical 10% increase in interest rates effective at October 2, 2010, and October 3, 2009, would have a minimal effect on interest expense.

Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At October 2, 2010, we had fixed-rate debt of $2.3 billion with a weighted average interest rate of 9.2%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $9 million at October 2, 2010, and $32 million at October 3, 2009. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

Foreign Currency Risk: We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Chinese renminbi, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at October 2, 2010, and October 3, 2009, related to the foreign exchange forward contracts would have a $17 million and $15 million, respectively, impact on pretax income. In the future, we may enter into more foreign exchange forward contracts as a result of our international growth strategy.

Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 2, 2010, and October 3, 2009, 15.3% and 13.0%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represents greater than 10% of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

	Three years ended October 2, 2010
	in millions, except per share data

	2010	2009	2008
Sales	$28,430	$26,704	$26,862
Cost of Sales	25,916	25,501	25,616
Gross Profit	2,514	1,203	1,246
Operating Expenses:
Selling, general and administrative	929	841	879
Goodwill impairment	29	560	0
Other charges	0	17	36
Operating Income (Loss)	1,556	(215)	331
Other (Income) Expense:
Interest income	(14)	(17)	(9)
Interest expense	347	327	215
Other, net	20	18	(29)
Total Other (Income) Expense	353	328	177

Income (Loss) from Continuing Operations before Income Taxes	1,203	(543)	154
Income Tax Expense	438	7	68
Income (Loss) from Continuing Operations	765	(550)	86
Loss from Discontinued Operation, Net of Tax	0	(1)	0
Net Income (Loss)	765	(551)	86
Less: Net Loss Attributable to Noncontrolling Interest	(15)	(4)	0
Net Income (Loss) Attributable to Tyson	$780	$(547)	$86

Weighted Average Shares Outstanding:
Class A Basic	303	302	281
Class B Basic	70	70	70
Diluted	379	372	356
Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$2.13	$(1.49)	$0.25
Class B Basic	$1.91	$(1.35)	$0.22
Diluted	$2.06	$(1.47)	$0.24
Loss Per Share from Discontinued Operation Attributable to Tyson:
Class A Basic	$0.00	$0.00	$0.00
Class B Basic	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00
Net Earnings (Loss) per Share Attributable to Tyson:
Class A Basic	$2.13	$(1.49)	$0.25
Class B Basic	$1.91	$(1.35)	$0.22
Diluted	$2.06	$(1.47)	$0.24

  See accompanying notes.

CONSOLIDATED BALANCE SHEETS

October 2, 2010, and October 3, 2009
in millions, except share and per share data

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$978	$1,004
Restricted cash	0	140
Accounts receivable, net	1,198	1,100
Inventories, net	2,274	2,009
Other current assets	168	122
Total Current Assets	4,618	4,375
Restricted Cash	0	43
Net Property, Plant and Equipment	3,674	3,576
Goodwill	1,893	1,917
Intangible Assets	166	187
Other Assets	401	497
Total Assets	$10,752	$10,595

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$401	$219
Accounts payable	1,110	1,013
Other current liabilities	1,034	761
Total Current Liabilities	2,545	1,993
Long-Term Debt	2,135	3,258
Deferred Income Taxes	321	309
Other Liabilities	486	539
Redeemable Noncontrolling Interest	64	65
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 322 million shares in both 2010 and 2009	32	32
Convertible Class B-authorized 900 million shares:
issued 70 million shares in both 2010 and 2009	7	7
Capital in excess of par value	2,243	2,236
Retained earnings	3,113	2,399
Accumulated other comprehensive income	0	(34)
Treasury stock, at cost- 15 million shares in 2010 and 16 million shares in 2009	(229)	(242)
Total Tyson Shareholders’ Equity	5,166	4,398
Noncontrolling Interest	35	33
Total Shareholders’ Equity	5,201	4,431
Total Liabilities and Shareholders’ Equity	$10,752	$10,595

  See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Three years ended October 2, 2010
				in millions

	October 2, 2010		October 3, 2009		September 27, 2008
	Shares	Amount	Shares	Amount	Shares	Amount

Class A Common Stock:
Balance at beginning of year	322	$32	322	$32	300	$30
Issuance of Class A Common Stock	0	0	0	0	22	2
Balance at end of year	322	32	322	32	322	32

Class B Common Stock:
Balance at beginning and end of year	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of year		2,236		2,217		1,877
Issuance of Class A Common Stock		0		0		272
Convertible note hedge transactions		0		0		(58)
Warrant transactions		0		0		44
Issuance of convertible debt		0		0		56
Stock-based compensation		7		19		21
Other		0		0		5
Balance at end of year		2,243		2,236		2,217

Retained Earnings:
Balance at beginning of year		2,399		3,006		2,993
Cumulative effect for adoption of new accounting guidance for uncertainty in income taxes		0		0		(17)
Net income (loss) attributable to Tyson		780		(547)		86
Dividends paid		(59)		(60)		(56)
Redeemable noncontrolling interest accretion		(7)		0		0
Balance at end of year		3,113		2,399		3,006

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(34)		41		50
Hedge accounting		12		6		(2)
Investment accounting		0		10		(1)
Currency translation adjustments		27		(81)		(2)
Net change in postretirement liabilities		(5)		(10)		(4)
Balance at end of year		0		(34)		41

Treasury Stock:
Balance at beginning of year	16	(242)	15	(233)	14	(226)
Purchase of treasury shares	3	(48)	2	(19)	2	(30)
Stock-based compensation	(4)	61	(1)	10	(1)	23
Balance at end of year	15	(229)	16	(242)	15	(233)

Total Shareholders’ Equity Attributable to Tyson		$5,166		$4,398		$5,070

Equity Attributable to Noncontrolling Interests
Balance at beginning of year		$33		$29		$4
Net income (loss) attributable to noncontrolling interests (1)		(6)		(4)		0
Contributions by (distributions to) noncontrolling interest		10		9		25
Net foreign currency translation adjustment and other		(2)		(1)		0
Total Equity Attributable to Noncontrolling Interests		$35		$33		$29

Total Shareholders’ Equity		$5,201		$4,431		$5,099

Comprehensive Income (Loss):
Net income (loss)		$765		$(551)		$86
Other comprehensive income (loss), net of tax		34		(75)		(9)
Total Comprehensive Income (Loss)		799		(626)		77
Comprehensive Income (Loss) attributable to noncontrolling interest		(6)		(4)		0
Total Comprehensive Income (Loss) attributable to Tyson		$805		$(622)		$77

  See accompanying notes.

(1) Excludes	income (loss) related to redeemable noncontrolling interest of $(9) million, $0 and $0, for fiscal 2010, 2009 and 2008, respectively.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three years ended October 2, 2010
	in millions

	2010	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$765	$(551)	$86
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	416	445	468
Amortization	81	68	25
Deferred income taxes	18	(33)	35
Impairment of goodwill	29	560	0
Impairment of assets	36	32	57
Other, net	76	72	26
(Increase) decrease in accounts receivable	(79)	137	(59)
(Increase) decrease in inventories	(239)	493	(376)
Increase (decrease) in accounts payable	101	(216)	165
Increase (decrease) in income taxes payable/receivable	(53)	33	(22)
Decrease in interest payable	(4)	(60)	0
Net change in other current assets and liabilities	285	(20)	(50)
Cash Provided by Operating Activities	1,432	960	355
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(550)	(368)	(425)
Purchases of marketable securities	(53)	(37)	(115)
Proceeds from sale of marketable securities	49	56	112
Change in restricted cash to be used for investing activities	43	(43)	0
Proceeds from sale of discontinued operation	0	75	0
Acquisitions, net of cash acquired	0	(93)	(17)
Other, net	11	(17)	46
Cash Used for Investing Activities	(500)	(427)	(399)
Cash Flows From Financing Activities:
Net borrowings (payments) on revolving credit facilities	0	15	(213)
Payments of debt	(1,034)	(380)	(147)
Net proceeds from borrowings	0	852	449
Net proceeds from Class A stock offering	0	0	274
Convertible note hedge transactions	0	0	(94)
Warrant transactions	0	0	44
Purchase of treasury shares	(48)	(19)	(30)
Dividends	(59)	(60)	(56)
Debt issuance costs	0	(59)	0
Change in restricted cash to be used for financing activities	140	(140)	0
Other, net	42	6	27
Cash Provided by (Used for) Financing Activities	(959)	215	254
Effect of Exchange Rate Change on Cash	1	6	(2)
Increase (Decrease) in Cash and Cash Equivalents	(26)	754	208
Cash and Cash Equivalents at Beginning of Year	1,004	250	42
Cash and Cash Equivalents at End of Year	$978	$1,004	$250

  See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Tyson Foods, Inc. (collectively, “Company,” “we,” “us” or “our”), founded in 1935 with world headquarters in Springdale, Arkansas, is one of the world’s largest meat protein companies and the second-largest food production company in the Fortune 500. We produce a wide variety of brand name protein-based and prepared food products marketed in the United States and approximately 100 countries around the world.

Consolidation: The consolidated financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries for which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity. Effective June 30, 2008, we began consolidating Dynamic Fuels since we are the primary beneficiary. At October 2, 2010, Dynamic Fuels had $154 million of total assets, of which $145 million was property, plant and equipment, and $107 million of total liabilities, of which $100 million was long-term debt. At October 3, 2009, Dynamic Fuels had $144 million of total assets, of which $64 million was property, plant and equipment, and $108 million of total liabilities, of which $100 million was long-term debt.

Fiscal Year: We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal years 2010 and 2008 and a 53-week year for fiscal year 2009.

Reclassification: In the fiscal 2010 Consolidated Statements of Cash Flows, we reclassified ($65 million) and $67 million, respectively, for fiscal 2009 and fiscal 2008, of changes in negative book cash balances from Financing Activities to Operating Activities (included in Increase (decrease) in accounts payable) to conform with the current period presentation.

Discontinued Operation: On March 13, 2009, we completed the sale of the beef processing, cattle feed yard and fertilizer assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside), which were part of our Beef segment, and related inventories. The financial statements report Lakeside as a discontinued operation. See Note 4: Discontinued Operation in the Notes to Consolidated Financial Statements for further information.

Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. At October 2, 2010, and October 3, 2009, checks outstanding in excess of related book cash balances totaled approximately $267 million and $254 million, respectively.

Accounts Receivable: We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and relationships with and economic status of our customers. At October 2, 2010, and October 3, 2009, our allowance for uncollectible accounts was $32 million and $33 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.

Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.

		in millions
	2010	2009
Processed products:
Weighted-average method – chicken and prepared foods	$721	$629
First-in, first-out method – beef and pork	462	414
Livestock – first-in, first-out method	759	631
Supplies and other – weighted-average method	332	335
Total inventory, net	$2,274	$2,009

Property, Plant and Equipment: Property, plant and equipment are stated at cost and depreciated on a straight-line method, using estimated lives for buildings and leasehold improvements of 10 to 33 years, machinery and equipment of three to 12 years and land improvements and other of three to 20 years. Major repairs and maintenance costs that significantly extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations.

We review the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest and taxes. We measure impairment as the excess of carrying cost over the fair value of an asset. The fair value of an asset is measured using discounted cash flows including market participant assumptions of future operating results and discount rates.

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

We have estimated the fair value of our reporting units using a discounted cash flow analysis, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. This analysis requires us to make various judgmental estimates and assumptions about sales, operating margins, growth rates and discount factors and are believed to reflect market participant views which would exist in an exit transaction. Generally, we utilize normalized operating margin assumptions based on long-term expectations and operating margins historically realized in the reporting units’ industries. For our fiscal 2010 impairment test, none of our material reporting units’ operating margin assumptions were in excess of the annual margins realized in the most recent year. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step in future years, which could result in material impairments of our goodwill.

During fiscal 2010, 2009 and 2008, all of our reporting units passed the first step of the goodwill impairment analysis, with the exception of an immaterial Chicken segment reporting unit in fiscal 2010 and the Beef reporting unit in fiscal 2009. In fiscal 2010, we recorded a non-cash $29 million full impairment of an immaterial Chicken segment reporting unit’s goodwill. In fiscal 2009, we recorded a $560 million partial impairment of our Beef reporting unit’s goodwill, which was driven by an increase in our discount rate used in the 2009 annual goodwill impairment analysis as a result of disruptions in global credit and other financial markets and deterioration of economic conditions.

For our other indefinite life intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of trademarks is determined using a royalty rate method based on expected revenues by trademark.

Investments: We have investments in joint ventures and other entities. We use the cost method of accounting when our voting interests are less than 20 percent. We use the equity method of accounting when our voting interests are in excess of 20 percent and we do not have a controlling interest or a variable interest in which we are the primary beneficiary. Investments in joint ventures and other entities are reported in the Consolidated Balance Sheets in Other Assets.

We also have investments in marketable debt securities. We have determined all of our marketable debt securities are available-for-sale investments. These investments are reported at fair value based on quoted market prices as of the balance sheet date, with unrealized gains and losses, net of tax, recorded in other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value judged to be other than temporary are recorded on a net basis in other income. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

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

Capital Stock: We have two classes of capital stock, Class A Common Stock, $0.10 par value (Class A stock) and Class B Common Stock, $0.10 par value (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 2, 2010, members of the Tyson family beneficially own, in the aggregate, 99.97% of the outstanding shares of Class B stock and 2.42% of the outstanding shares of Class A stock, giving the Tyson family control of approximately 70% of the total voting power of the outstanding voting stock. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $0.16 and Class B dividends per share of $0.144 in each of fiscal years 2010, 2009 and 2008.

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

Financial Instruments: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to these purchases, as well as to changes in foreign currency exchange rates. Contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is accounted for as a hedge, changes in the fair value of the instrument will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is immediately recognized in earnings as a component of cost of sales. Instruments we hold as part of our risk management activities that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings. Changes in market value of derivatives used in our risk management activities relating to forward sales contracts are recorded in sales, while changes surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. We generally do not hedge anticipated transactions beyond 18 months.

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

Advertising and Promotion Expenses: Advertising and promotion expenses are charged to operations in the period incurred. Customer incentive and trade promotion activities are recorded as a reduction to sales based on amounts estimated as being due to customers, based primarily on historical utilization and redemption rates, while other advertising and promotional activities are recorded as selling, general and administrative expenses. Advertising and promotion expenses for fiscal years 2010, 2009 and 2008 were $505 million, $491 million and $495 million, respectively.

Research and Development: Research and development costs are expensed as incurred. Research and development costs totaled $38 million, $33 million and $30 million in fiscal 2010, 2009 and 2008, respectively.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (FASB) issued guidance removing the concept of a qualifying special-purpose entity (QSPE). This guidance also clarifies the requirements for isolation and limitations on portions of financial assets eligible for sale accounting. This guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt this guidance at the beginning of fiscal year 2011 and do not expect the adoption will have a material impact.

In June 2009 and December 2009, the FASB issued guidance requiring an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing assessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt this guidance at the beginning of fiscal year 2011 and do not expect the adoption will have a material impact.

NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES

In December 2007, the FASB issued guidance establishing principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; therefore, we adopted this guidance at the beginning of fiscal 2010. The initial adoption did not have a significant impact on our consolidated financial statements.

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

In May 2008, the FASB issued guidance which specifies issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. We adopted this guidance in the first quarter of fiscal 2010 and applied it retrospectively. Upon retrospective adoption, our effective interest rate on our 3.25% Convertible Senior Notes due 2013 issued in September 2008 was determined to be 8.26%, which resulted in the recognition of a $92 million discount to these notes with the offsetting after tax amount of $56 million recorded to capital in excess of par value. This discount will be accreted over the five-year term of the convertible notes at the effective interest rate. The impact to our previously reported fiscal 2008 interest expense was not significant, while the impact increased fiscal 2009 non-cash interest expense by $17 million.

In December 2008, the FASB issued guidance requiring additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009, with early adoption permitted. We adopted the disclosure requirements in fiscal 2010. See Note 15: Pensions and Other Postretirement Benefits for required disclosures.

The following table presents the effects of the retrospective application of new accounting guidance on our consolidated financial statements (in millions, except per share data):

	Previously Reported	Adjustments: Convertible Debt	Adjustments: Noncontrolling Interest	As Adjusted
September 27, 2008 – Income Statement:
Interest Expense	$215	$0	$0	$215
Income (Loss) from Continuing Operations before Income Taxes	154	0	0	154
Income Tax Expense	68	0	0	68
Income (Loss) from Continuing Operations	86	0	0	86
Minority Interest	0	0	0	0
Net Income (Loss)	86	0	0	86
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0
Net Income (Loss) Attributable to Tyson	0	0	0	86

Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.25	$0.00	$0.00	$0.25
Class B Basic	$0.22	$0.00	$0.00	$0.22
Diluted	$0.24	$0.00	$0.00	$0.24
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$0.25	$0.00	$0.00	$0.25
Class B Basic	$0.22	$0.00	$0.00	$0.22
Diluted	$0.24	$0.00	$0.00	$0.24

October 3, 2009 – Income Statement:
Interest Expense	$310	$17	$0	$327
Income (Loss) from Continuing Operations before Income Taxes	(526)	(17)	0	(543)
Income Tax Expense	14	(7)	0	7
Income (Loss) from Continuing Operations	(540)	(10)	0	(550)
Minority Interest	(4)	0	4	0
Net Income (Loss)	(537)	(10)	(4)	(551)
Less: Net Loss Attributable to Noncontrolling Interest	0	0	(4)	(4)
Net Income (Loss) Attributable to Tyson	0	0	0	(547)

Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$(1.47)	$(0.02)	$0.00	$(1.49)
Class B Basic	$(1.32)	$(0.03)	$0.00	$(1.35)
Diluted	$(1.44)	$(0.03)	$0.00	$(1.47)
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$(1.47)	$(0.02)	$0.00	$(1.49)
Class B Basic	$(1.32)	$(0.03)	$0.00	$(1.35)
Diluted	$(1.44)	$(0.03)	$0.00	$(1.47)

October 3, 2009 – Balance Sheet:
Long-Term Debt	$3,333	$(75)	$0	$3,258
Deferred Income Taxes	280	29	0	309
Minority Interest	98	0	(98)	0
Redeemable Noncontrolling Interest	0	0	65	65
Capital in Excess of Par Value	2,180	56	0	2,236
Retained Earnings	2,409	(10)	0	2,399
Total Tyson Shareholders’ Equity	4,352	46	0	4,398
Noncontrolling Interest	0	0	33	33
Total Shareholders’ Equity	4,352	46	33	4,431

NOTE 3: ACQUISITIONS

In August 2009, we completed the establishment of related joint ventures in China referred to as Shandong Tyson Xinchang Foods. The aggregate purchase price for our 60% equity interest was $21 million, which excludes $93 million of cash transferred to the joint venture for future capital needs. The purchase price included $29 million allocated to Intangible Assets and $19 million allocated to Goodwill, as well as the assumption of $76 million of Current and Long-Term Debt.

In October 2008, we acquired three vertically integrated poultry companies in southern Brazil: Macedo Agroindustrial, Avicola Itaiopolis and Frangobras. The aggregate purchase price was $67 million. In addition, we had $15 million of contingent purchase price based on production volumes payable through fiscal 2011. The purchase price included $23 million allocated to Goodwill and $19 million allocated to Intangible Assets.

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

The following is a summary of Lakeside’s operating results (in millions):

	2010	2009	2008
Sales	$0	$461	$1,268

Pretax income from discontinued operation	$0	$20	$0
Loss on sale of discontinued operation	0	(10)	0
Income tax expense	0	11	0
Loss from discontinued operation	$0	$(1)	$0

NOTE 5: OTHER INCOME AND CHARGES

During fiscal 2010, we recognized $38 million of insurance proceeds received related to losses incurred from Hurricane Katrina in 2005. These proceeds are reflected in the Chicken segment’s Operating Income and included in the Consolidated Statements of Income in Cost of Sales. Also in fiscal 2010, we recorded a $12 million impairment charge related to an equity method investment. This charge is included in the Consolidated Statements of Income in Other, net.

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

Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored at all times, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at October 2, 2010.

We recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (i.e., fair value hedge, cash flow hedge, or hedge of a net investment in a foreign operation). We qualify, or designate, a derivative financial instrument as a hedge when contract terms closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) (OCI) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized in earnings immediately. We designate certain forward contracts as follows:

—	Cash Flow Hedges – include certain commodity forward and option contracts of forecasted purchases (i.e., grains) and certain foreign exchange forward contracts.
—	Fair Value Hedges – include certain commodity forward contracts of forecasted purchases (i.e., livestock).
—	Net Investment Hedges – include certain foreign currency forward contracts of permanently invested capital in certain foreign subsidiaries.

Cash flow hedges

Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2010, 2009 and 2008.

We had the following aggregated notionals of outstanding forward and option contracts accounted for as cash flow hedges:

	Metric	October 2, 2010	October 3, 2009
Commodity:
Corn	Bushels	16 million	4 million
Soy meal	Tons	101,500	16,900

The net amount of pretax gains in accumulated OCI as of October 2, 2010, expected to be reclassified into earnings within the next 12 months was $10 million. During fiscal 2010, 2009 and 2008, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives			Consolidated Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	2010	2009	2008		2010	2009	2008
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$6	$(61)	$39	Cost of Sales	$(6)	$(67)	$42
Foreign exchange contracts	1	8	(2)	Other Income/Expense	1	6	0
Total	$7	$(53)	$37		$(5)	$(61)	$42

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

	Metric	October 2, 2010	October 3, 2009
Commodity:
Live Cattle	Pounds	361 million	133 million
Lean Hogs	Pounds	508 million	171 million

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

		in millions
	Consolidated Statements of Income Classification	2010	2009	2008
Gain/(Loss) on forwards	Cost of Sales	$(58)	$152	$65
Gain/(Loss) on purchase contract	Cost of Sales	58	(152)	(65)

Ineffectiveness related to our fair value hedges was not significant during fiscal 2010, 2009 and 2008.

Foreign net investment hedges

We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant during fiscal 2010, 2009 and 2008. At October 2, 2010 and October 3, 2009, we had approximately $49 million and $0 aggregate outstanding notionals related to our forward foreign currency contracts accounted for as foreign net investment hedges.

The following table sets forth the pretax impact of these derivative instruments on the Consolidated Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives			Consolidated Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	2010	2009	2008		2010	2009	2008
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$(1)	$(5)	$0	Other Income/Expense	$0	$(2)	$0

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

We had the following aggregate outstanding notionals related to our undesignated positions:

	Metric	October 2, 2010	October 3, 2009
Commodity:
Corn	Bushels	38 million	11 million
Soy meal	Tons	367,000	73,000
Live Cattle	Pounds	73 million	82 million
Lean Hogs	Pounds	134 million	11 million
Natural Gas	British thermal units	450 billion	850 billion
Foreign Currency	United States dollars	$146 million	$124 million
Interest Rate	Average monthly notional debt	$53 million	$64 million

Included in our undesignated positions are certain commodity grain positions (which do not qualify for hedge treatment) we enter into to manage the risk of costs associated with forward sales to certain customers for which sales prices are determined under cost-plus arrangements. These unrealized positions totaled gains of $2 million and losses of $17 million at October 2, 2010, and October 3, 2009, respectively. When these positions are liquidated, we expect any realized gains or losses will be reflected in the prices of the poultry products sold. Since these derivative positions did not qualify for hedge treatment, they initially created volatility in our earnings associated with changes in fair value. However, once the positions were liquidated and included in the sales price to the customer, there was ultimately no earnings impact as any previous fair value gains or losses were included in the prices of the poultry products.

The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Statements of Income (in millions):

	Consolidated Statements of Income Classification	Gain/(Loss) Recognized in Earnings
		2010	2009	2008
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$27	$(34)	$(12)
Commodity contracts	Cost of Sales	(20)	(151)	259
Foreign exchange contracts	Other Income/Expense	(5)	0	1
Interest rate contracts	Interest Expense	1	(4)	0
Total		$3	$(189)	$248

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Balance Sheets (in millions):

	Fair Value

	2010	2009
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$20	$12

Derivatives not designated as hedging instruments:
Commodity contracts	10	9
Foreign exchange contracts	1	0
Total derivative assets – not designated	11	9

Total derivative assets	$31	$21

Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$16	$2

Derivatives not designated as hedging instruments:
Commodity contracts	34	13
Foreign exchange contracts	6	1
Interest rate contracts	3	4
Total derivative liabilities – not designated	43	18

Total derivative liabilities	$59	$20

Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. See Note 12: Fair Value Measurements for a reconciliation to amounts reported in the Consolidated Balance Sheets in Other current assets and Other current liabilities.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

Major categories of property, plant and equipment and accumulated depreciation at October 2, 2010, and October 3, 2009:

		in millions
	2010	2009
Land	$97	$96
Building and leasehold improvements	2,617	2,570
Machinery and equipment	4,694	4,640
Land improvements and other	232	227
Buildings and equipment under construction	513	297
	8,153	7,830
Less accumulated depreciation	4,479	4,254
Net property, plant and equipment	$3,674	$3,576

Approximately $388 million will be required to complete buildings and equipment under construction at October 2, 2010.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects goodwill activity for fiscal years 2010 and 2009:

in millions
	Chicken	Beef	Pork	Prepared Foods	Consolidated
Balances at September 27, 2008:
Goodwill	$945	$1,185	$317	$64	$2,511
Accumulated impairment losses	0	0	0	0	0
	945	1,185	317	64	2,511
Fiscal 2009 Activity:
Acquisitions	42	0	0	0	42
Disposal of goodwill related to discontinued operation	0	(59)	0	0	(59)
Impairment losses	0	(560)	0	0	(560)
Currency translation and other	(14)	(3)	0	0	(17)

Balances at October 3, 2009:
Goodwill	973	1,123	317	64	2,477
Accumulated impairment losses	0	(560)	0	0	(560)
	$973	$563	$317	$64	$1,917

Fiscal 2010 Activity:
Impairment losses	(29)	0	0	0	(29)
Currency translation and other	6	0	0	(1)	5

Balances at October 2, 2010:
Goodwill	979	1,123	317	63	2,482
Accumulated impairment losses	(29)	(560)	0	0	(589)
	$950	$563	$317	$63	$1,893

Other intangible assets by type at October 2, 2010, and October 3, 2009:

		in millions
	2010	2009
Gross Carrying Value:
Trademarks	$56	$57
Patents, intellectual property and other	144	145
Land use rights	23	23
Less Accumulated Amortization	57	38
Total Intangible Assets	$166	$187

Amortization expense of $19 million, $10 million and $3 million was recognized during fiscal 2010, 2009 and 2008, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to October 2, 2010 will be: 2011 - $17 million; 2012 - $16 million; 2013 - $16 million; 2014 - $15 million; 2015 - $15 million. Beginning with the date benefits are realized, other intangible assets are amortized using the straight-line method over their estimated period of benefit of 10-30 years.

NOTE 9: OTHER CURRENT LIABILITIES

Other current liabilities at October 2, 2010, and October 3, 2009, include:

		in millions
	2010	2009
Accrued salaries, wages and benefits	$444	$187
Self-insurance reserves	256	230
Other	334	344
Total other current liabilities	$1,034	$761

NOTE 10: COMMITMENTS

We lease equipment, properties and certain farms for which total rentals approximated $188 million, $175 million and $163 million, respectively, in fiscal 2010, 2009 and 2008. Most leases have initial terms up to seven years, some with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.

Minimum lease commitments under non-cancelable leases at October 2, 2010, were:

in millions
2011	$91
2012	71
2013	51
2014	32
2015	17
2016 and beyond	55
Total	$317

We guarantee obligations of certain outside third parties, which consists of a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to eight years, and the maximum potential amount of future payments as of October 2, 2010, was $69 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next seven years. The maximum potential amount of the residual value guarantees is $45 million, of which $21 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At October 2, 2010, and October 3, 2009, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of October 2, 2010, was approximately $215 million. The total receivables under these programs were $51 million and $72 million at October 2, 2010, and October 3, 2009, respectively, and are included, net of allowance for uncollectible amounts, in Other Assets in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $15 million and $20 million at October 2, 2010 and October 3, 2009, respectively.

The minority partner in our Shandong Tyson Xinchang Foods joint ventures in China has the right to exercise put options to require us to purchase its entire 40% equity interest at a price equal to the minority partner’s contributed capital plus (minus) its pro-rata share of the joint venture’s accumulated and undistributed net earnings (losses). The put options are exercisable for a five-year term commencing April 2011. At October 2, 2010, the put options, if they had been exercisable, would have resulted in a purchase price of approximately $67 million for the minority partner’s entire equity interest. We do not believe the exercise of the put options would materially impact our results of operations or financial condition.

Additionally, we enter into future purchase commitments for various items, such as grains, livestock contracts and fixed grower fees. At October 2, 2010, these commitments totaled:

in millions
2011	$829
2012	38
2013	17
2014	12
2015	12
2016 and beyond	36
Total	$944

NOTE 11: DEBT

The major components of debt are as follows (in millions):

	2010	2009

Revolving credit facility – expires March 2012	$0	$0
Senior notes:
7.95% Notes due February 2010 (2010 Notes)	0	140
8.25% Notes due October 2011 (2011 Notes)	315	839
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	810	810
7.35% Senior notes due April 2016 (2016 Notes)	701	923
7.00% Notes due May 2018	122	174
7.125% Senior notes due February 2026	0	9
7.00% Notes due January 2028	18	27
Discount on senior notes	(105)	(132)
GO Zone tax-exempt bonds due October 2033 (0.23% at 10/02/10)	100	100
Other	117	129
Total debt	2,536	3,477
Less current debt	401	219
Total long-term debt	$2,135	$3,258

Annual maturities of debt for the five fiscal years subsequent to October 2, 2010, are: 2011 - $401 million; 2012 - $10 million; 2013 - $5 million; 2014 - $1,274 million; 2015 - $3 million.

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

Availability under this facility, up to $1.0 billion, is based on a percentage of certain eligible receivables and eligible inventory and is reduced by certain reserves. After reducing the amount eligible by outstanding letters of credit issued under this facility, the amount available for borrowing under this facility at October 2, 2010, was $825 million. At October 2, 2010, we had outstanding letters of credit issued under this facility totaling approximately $175 million, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds. We had an additional $66 million of bilateral letters of credit not issued under this facility, none of which were drawn upon.

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

—

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

—

during the five business days after any 10 consecutive trading days (measurement period) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A stock and the applicable conversion rate on each such day; or

—	upon the occurrence of specified corporate events as defined in the supplemental indenture.

On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of October 2, 2010, none of the conditions permitting conversion of the 2013 Notes had been satisfied.

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

2014 Notes

In March 2009, we issued $810 million of senior unsecured notes, which will mature in March 2014. The 2014 Notes carry a 10.50% interest rate, with interest payments due semi-annually on March 1 and September 1. After the original issue discount of $59 million, based on an issue price of 92.756% of face value, we received net proceeds of $751 million. In addition, we incurred offering expenses of $18 million. We used the net proceeds towards the repayment of our borrowings under our former accounts receivable securitization facility and for other general corporate purposes. We also placed $234 million of the net proceeds in a blocked cash collateral account which was used for the payment and repurchase of the 2010 Notes. The 2014 Notes are fully and unconditionally guaranteed by substantially all of our domestic subsidiaries.

2016 Notes

The 2016 Notes carried an interest rate at issuance of 6.60%, with an interest step up feature dependent on their credit rating. On November 13, 2008, Moody’s Investor Services, Inc. (Moody’s) downgraded the credit rating from “Ba1” to “Ba3.” This downgrade increased the interest rate from 7.35% to 7.85%, effective beginning with the six-month interest payment due April 1, 2009.

On August 19, 2010, Standard & Poor’s upgraded the credit rating from “BB” to “BB+.” On September 2, 2010, Moody’s upgraded the credit rating from “Ba3” to “Ba2.” These upgrades decreased the interest rate on the 2016 Notes from 7.85% to 7.35%, effective beginning with the six-month interest payment due October 1, 2010.

GO Zone Tax-Exempt Bonds

In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033. In November 2008, we entered into an interest rate swap related to these bonds to mitigate our interest rate risk on a portion of the bonds for five years. We also issued a letter of credit as a guarantee for the entire bond issuance. The proceeds from the bond issuance could only be used towards the construction of the Dynamic Fuels’ facility. Accordingly, the unused proceeds were recorded as non-current Restricted Cash in the Consolidated Balance Sheets and were utilized prior to the end of fiscal 2010.

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

We were in compliance with all covenants at October 2, 2010.

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

Condensed Consolidating Statement of Income for the year ended October 2, 2010							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Net Sales	$454	$15,950	$12,248	$(966)	$27,232	$1,167	$(423)	$28,430
Cost of Sales	16	14,867	11,343	(966)	25,244	1,079	(423)	25,916
Gross Profit	438	1,083	905	0	1,988	88	0	2,514
Operating Expenses:
Selling, general and administrative	93	199	550	0	749	87	0	929
Goodwill impairment	0	0	0	0	0	29	0	29
Other charges	0	0	0	0	0	0	0	0
Operating Income (Loss)	345	884	355	0	1,239	(28)	0	1,556

Other (Income) Expense:
Interest expense, net	328	2	17	0	19	(14)	0	333
Other, net	25	1	(7)	0	(6)	1	0	20
Equity in net earnings of subsidiaries	(782)	(51)	25	37	11	(14)	785	0
Total Other (Income) Expense	(429)	(48)	35	37	24	(27)	785	353

Income (Loss) from Continuing Operations before Income Taxes	774	932	320	(37)	1,215	(1)	(785)	1,203
Income Tax Expense (Benefit)	(6)	304	116	0	420	24	0	438
Income (Loss) from Continuing Operations	780	628	204	(37)	795	(25)	(785)	765
Income (Loss) from Discontinued Operation, net of tax	0	0	0	0	0	0	0	0
Net Income (Loss)	780	628	204	(37)	795	(25)	(785)	765
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(15)	0	(15)
Net Income (Loss) Attributable to Tyson	$780	$628	$204	$(37)	$795	$(10)	$(785)	$780

Condensed Consolidating Statement of Income for the year ended October 3, 2009							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Net Sales	$11	$14,504	$12,245	$(725)	$26,024	$709	$(40)	$26,704
Cost of Sales	132	13,970	11,526	(725)	24,771	638	(40)	25,501
Gross Profit (Loss)	(121)	534	719	0	1,253	71	0	1,203
Operating Expenses:
Selling, general and administrative	132	187	450	0	637	72	0	841
Goodwill impairment	0	560	0	0	560	0	0	560
Other charges	0	0	17	0	17	0	0	17
Operating Income (Loss)	(253)	(213)	252	0	39	(1)	0	(215)

Other (Income) Expense:
Interest expense, net	285	13	20	0	33	(8)	0	310
Other, net	11	(3)	(6)	0	(9)	16	0	18
Equity in net earnings of subsidiaries	157	(32)	44	13	25	(17)	(165)	0
Total Other (Income) Expense	453	(22)	58	13	49	(9)	(165)	328

Income (Loss) from Continuing Operations before Income Taxes	(706)	(191)	194	(13)	(10)	8	165	(543)
Income Tax Expense (Benefit)	(138)	111	34	0	145	0	0	7
Income (Loss) from Continuing Operations	(568)	(302)	160	(13)	(155)	8	165	(550)
Income (Loss) from Discontinued Operation, net of tax	21	5	0	0	5	(27)	0	(1)
Net Income (Loss)	(547)	(297)	160	(13)	(150)	(19)	165	(551)
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(4)	0	(4)
Net Income (Loss) Attributable to Tyson	$(547)	$(297)	$160	$(13)	$(150)	$(15)	$165	$(547)

Condensed Consolidating Statement of Income for the year ended September 27, 2008							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Net Sales	$19	$15,638	$11,463	$(811)	$26,290	$580	$(27)	$26,862
Cost of Sales	74	15,105	10,796	(811)	25,090	479	(27)	25,616
Gross Profit (Loss)	(55)	533	667	0	1,200	101	0	1,246
Operating Expenses:
Selling, general and administrative	83	208	533	0	741	55	0	879
Other charges	1	18	17	0	35	0	0	36
Operating Income (Loss)	(139)	307	117	0	424	46	0	331

Other (Income) Expense:
Interest expense, net	181	17	16	0	33	(8)	0	206
Other, net	(13)	(5)	(11)	0	(16)	0	0	(29)
Equity in net earnings of subsidiaries	(285)	(27)	5	18	(4)	(9)	298	0
Total Other (Income) Expense	(117)	(15)	10	18	13	(17)	298	177

Income (Loss) from Continuing Operations before Income Taxes	(22)	322	107	(18)	411	63	(298)	154
Income Tax Expense (Benefit)	(108)	116	37	0	153	23	0	68
Income (Loss) from Continuing Operations	86	206	70	(18)	258	40	(298)	86
Income from Discontinued Operation, net of tax	0	0	0	0	0	0	0	0
Net Income (Loss)	86	206	70	(18)	258	40	(298)	86
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	0	0	0
Net Income (Loss) Attributable to Tyson	$86	$206	$70	$(18)	$258	$40	$(298)	$86

Condensed Consolidating Balance Sheet as of October 2, 2010							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$2	$731	$0	$733	$243	$0	$978
Restricted cash	0	0	0	0	0	0	0	0
Accounts receivable, net	0	2,389	4,670	0	7,059	132	(5,993)	1,198
Inventories, net	0	734	1,361	0	2,095	179	0	2,274
Other current assets	43	49	27	(9)	67	95	(37)	168
Total Current Assets	45	3,174	6,789	(9)	9,954	649	(6,030)	4,618
Restricted Cash	0	0	0	0	0	0	0	0
Net Property, Plant and Equipment	39	870	2,257	0	3,127	508	0	3,674
Goodwill	0	880	967	0	1,847	46	0	1,893
Intangible Assets	0	37	53	0	90	76	0	166
Other Assets	2,804	101	61	0	162	295	(2,860)	401
Investment in Subsidiaries	10,776	1,785	631	(1,607)	809	307	(11,892)	0
Total Assets	$13,664	$6,847	$10,758	$(1,616)	$15,989	$1,881	$(20,782)	$10,752
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$317	$0	$0	$0	$0	$84	$0	$401
Accounts payable	16	421	608	0	1,029	65	0	1,110
Other current liabilities	6,044	168	335	(9)	494	526	(6,030)	1,034
Total Current Liabilities	6,377	589	943	(9)	1,523	675	(6,030)	2,545
Long-Term Debt	2,011	1,638	1,228	0	2,866	118	(2,860)	2,135
Deferred Income Taxes	0	105	204	0	309	12	0	321
Other Liabilities	110	148	179	0	327	49	0	486
Redeemable Noncontrolling Interest	0	0	0	0	0	64	0	64

Total Tyson Shareholders’ Equity	5,166	4,367	8,204	(1,607)	10,964	928	(11,892)	5,166
Noncontrolling Interest	0	0	0	0	0	35	0	35
Total Shareholders’ Equity	5,166	4,367	8,204	(1,607)	10,964	963	(11,892)	5,201
Total Liabilities and Shareholders’ Equity	$13,664	$6,847	$10,758	$(1,616)	$15,989	$1,881	$(20,782)	$10,752

Condensed Consolidating Balance Sheet as of October 3, 2009							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Assets
Current Assets:
Cash and cash equivalents	$0	$0	$788	$0	$788	$216	$0	$1,004
Restricted cash	0	0	140	0	140	0	0	140
Accounts receivable, net	2	418	3,309	(7)	3,720	116	(2,738)	1,100
Inventories, net	1	586	1,239	0	1,825	183	0	2,009
Other current assets	198	89	29	(17)	101	36	(213)	122
Total Current Assets	201	1,093	5,505	(24)	6,574	551	(2,951)	4,375
Restricted Cash	0	0	0	0	0	43	0	43
Net Property, Plant and Equipment	40	883	2,256	0	3,139	397	0	3,576
Goodwill	0	881	977	0	1,858	59	0	1,917
Intangible Assets	0	42	59	0	101	86	0	187
Other Assets	211	120	37	0	157	346	(217)	497
Investment in Subsidiaries	10,038	1,763	674	(1,597)	840	296	(11,174)	0
Total Assets	$10,490	$4,782	$9,508	$(1,621)	$12,669	$1,778	$(14,342)	$10,595
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$3	$140	$0	$0	$140	$76	$0	$219
Accounts payable	15	375	550	0	925	73	0	1,013
Other current liabilities	2,790	251	296	(24)	523	399	(2,951)	761
Total Current Liabilities	2,808	766	846	(24)	1,588	548	(2,951)	1,993
Long-Term Debt	3,112	15	180	0	195	131	(180)	3,258
Deferred Income Taxes	29	108	182	0	290	27	(37)	309
Other Liabilities	143	161	202	0	363	33	0	539
Redeemable Noncontrolling Interest	0	0	0	0	0	65	0	65

Total Tyson Shareholders’ Equity	4,398	3,732	8,098	(1,597)	10,233	941	(11,174)	4,398
Noncontrolling Interest	0	0	0	0	0	33	0	33
Total Shareholders’ Equity	4,398	3,732	8,098	(1,597)	10,233	974	(11,174)	4,431
Total Liabilities and Shareholders’ Equity	$10,490	$4,782	$9,508	$(1,621)	$12,669	$1,778	$(14,342)	$10,595

Condensed Consolidating Statement of Cash Flows for the year ended October 2, 2010							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Cash Provided by Operating Activities	$386	$499	$462	$0	$961	$85	$0	$1,432
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(3)	(85)	(323)	0	(408)	(139)	0	(550)
Change in restricted cash-investing	0	0	0	0	0	43	0	43
Purchases of marketable securities, net	0	0	0	0	0	(4)	0	(4)
Proceeds from sale of discontinued operation	0	0	0	0	0	0	0	0
Acquisitions, net of cash acquired	0	0	0	0	0	0	0	0
Other, net	(1)	(1)	15	0	14	(2)	0	11
Cash Used for Investing Activities	(4)	(86)	(308)	0	(394)	(102)	0	(500)
Cash Flows from Financing Activities:
Net change in debt	(874)	(149)	0	0	(149)	(11)	0	(1,034)
Debt issuance costs	0	0	0	0	0	0	0	0
Change in restricted cash-financing	0	0	140	0	140	0	0	140
Purchase of treasury shares	(48)	0	0	0	0	0	0	(48)
Dividends	(59)	0	0	0	0	0	0	(59)
Other, net	32	0	0	0	0	10	0	42
Net change in intercompany balances	569	(262)	(351)	0	(613)	44	0	0
Cash Provided by (Used for) Financing Activities	(380)	(411)	(211)	0	(622)	43	0	(959)
Effect of Exchange Rate Change on Cash	0	0	0	0	0	1	0	1
Increase (Decrease) in Cash and Cash Equivalents	2	2	(57)	0	(55)	27	0	(26)
Cash and Cash Equivalents at Beginning of Year	0	0	788	0	788	216	0	1,004
Cash and Cash Equivalents at End of Year	$2	$2	$731	$0	$733	$243	$0	$978

Condensed Consolidating Statement of Cash Flows for the year ended October 3, 2009							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Cash Provided by (Used for) Operating Activities	$(617)	$507	$982	$0	$1,489	$113	$(25)	$960
Cash Flows From Investing Activities:
Additions to property, plant and equipment	0	(56)	(211)	0	(267)	(101)	0	(368)
Change in restricted cash-investing	0	0	0	0	0	(43)	0	(43)
Proceeds from sale of marketable securities, net	0	0	0	0	0	19	0	19
Proceeds from sale of discontinued operation	0	0	0	0	0	75	0	75
Acquisitions, net of cash acquired	0	0	(13)	0	(13)	(80)	0	(93)
Other, net	(37)	1	12	0	13	7	0	(17)
Cash Used for Investing Activities	(37)	(55)	(212)	0	(267)	(123)	0	(427)
Cash Flows from Financing Activities:
Net change in debt	545	(94)	0	0	(94)	36	0	487
Debt issuance costs	(58)	0	0	0	0	(1)	0	(59)
Change in restricted cash-financing	0	0	(140)	0	(140)	0	0	(140)
Purchase of treasury shares	(19)	0	0	0	0	0	0	(19)
Dividends	(60)	0	0	0	0	(25)	25	(60)
Other, net	0	0	0	0	0	6	0	6
Net change in intercompany balances	106	(358)	123	0	(235)	129	0	0
Cash Provided by (Used for) Financing Activities	514	(452)	(17)	0	(469)	145	25	215
Effect of Exchange Rate Change on Cash	0	0	0	0	0	6	0	6
Increase (Decrease) in Cash and Cash Equivalents	(140)	0	753	0	753	141	0	754
Cash and Cash Equivalents at Beginning of Year	140	0	35	0	35	75	0	250
Cash and Cash Equivalents at End of Year	$0	$0	$788	$0	$788	$216	$0	$1,004

Condensed Consolidating Statement of Cash Flows for the year ended September 27, 2008							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Cash Provided by (Used for) Operating Activities	$(164)	$278	$256	$0	$534	$0	$(15)	$355
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(2)	(104)	(302)	0	(406)	(17)	0	(425)
Purchases of marketable securities, net	(1)	0	0	0	0	(2)	0	(3)
Acquisitions, net of cash acquired	0	0	0	0	0	(17)	0	(17)
Other, net	27	11	16	0	27	(8)	0	46
Cash Provided by (Used for) Investing Activities	24	(93)	(286)	0	(379)	(44)	0	(399)
Cash Flows from Financing Activities:
Net change in debt	145	(5)	0	0	(5)	(51)	0	89
Net proceeds from Class A stock offering	274	0	0	0	0	0	0	274
Convertible note hedge transactions	(94)	0	0	0	0	0	0	(94)
Warrant transactions	44	0	0	0	0	0	0	44
Purchase of treasury shares	(30)	0	0	0	0	0	0	(30)
Dividends	(56)	0	0	0	0	(15)	15	(56)
Other, net	13	0	0	0	0	14	0	27
Net change in intercompany balances	(19)	(180)	62	0	(118)	137	0	0
Cash Provided by (Used for) Financing Activities	277	(185)	62	0	(123)	85	15	254
Effect of Exchange Rate Change on Cash	0	0	0	0	0	(2)	0	(2)
Increase in Cash and Cash Equivalents	137	0	32	0	32	39	0	208
Cash and Cash Equivalents at Beginning of Year	3	0	3	0	3	36	0	42
Cash and Cash Equivalents at End of Year	$140	$0	$35	$0	$35	$75	$0	$250

NOTE 12: FAIR VALUE MEASUREMENTS

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

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

—	Quoted prices for similar assets or liabilities in active markets;
—	Quoted prices for identical or similar assets in non-active markets;
—	Inputs other than quoted prices that are observable for the asset or liability; and
—	Inputs derived principally from or corroborated by other observable market data.

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

October 2, 2010	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$0	$30	$0	$(18)	$12
Foreign Exchange Forward Contracts	0	1	0	(1)	0
Available for Sale Securities:
Debt securities	0	42	73	0	115
Equity securities	15	3	0	0	18
Deferred Compensation Assets	0	86	0	0	86
Total Assets	$15	$162	$73	$(19)	$231

Liabilities:
Commodity Derivatives	$0	$50	$0	$(50)	$0
Foreign Exchange Forward Contracts	0	6	0	(1)	5
Interest Rate Swap	0	3	0	(1)	2
Total Liabilities	$0	$59	$0	$(52)	$7

October 3, 2009	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$0	$21	$0	$(17)	$4
Available for Sale Securities:
Debt securities	0	33	72	0	105
Equity securities	20	0	0	0	20
Deferred Compensation Assets	2	84	0	0	86
Total Assets	$22	$138	$72	$(17)	$215

Liabilities:
Commodity Derivatives	$0	$15	$0	$(11)	$4
Foreign Exchange Forward Contracts	0	1	0	0	1
Interest Rate Swap	0	4	0	(2)	2
Total Liabilities	$0	$20	$0	$(13)	$7

(a) Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At October 2, 2010, and October 3, 2009, we had posted $35 million and $4 million of cash collateral and held $3 million and $0 cash collateral with various counterparties, respectively.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	October 2, 2010	October 3, 2009
Balance at beginning of year	$72	$54
Total realized and unrealized gains (losses):
Included in earnings	1	(4)
Included in other comprehensive income (loss)	1	4
Purchases, issuances and settlements, net	(1)	18
Balance at end of year	$73	$72
Total gains (losses) for the periods included in earnings
attributable to the change in unrealized gains (losses) relating to
assets and liabilities still held at end of year	$0	$(4)

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

We also received 4.25 million warrants to purchases an equivalent amount of Syntroleum Corporation common stock at an average price of $2.87. These warrants are classified as available for sale and expire in early fiscal 2013. We recorded the warrants in Other Assets in the Consolidated Balance Sheets at fair value based on quoted market prices. We classify the warrants as Level 2 as fair value can be corroborated based on observable market data. Unrealized gains (losses), net of tax, are recorded in OCI. Realized gains or losses on the sale of the securities and declines in value judged to be other than temporary would be recorded in earnings.

(in millions)	October 2, 2010			October 3, 2009
	Amortized Cost Basis	Fair Value	Unrealized Gain	Amortized Cost Basis	Fair Value	Unrealized Gain
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$41	$42	$1	$33	$33	$0
Corporate and Asset-Backed (a)	43	46	3	46	48	2
Redeemable Preferred Stock	27	27	0	24	24	0

Equity Securities:
Common Stock	9	15	6	9	20	11
Stock Warrants	0	3	3	0	0	0

(a)	At October 2, 2010, and October 3, 2009, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $3 million and $4 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. During fiscal 2010 and 2008, we recognized no other than temporary impairments in earnings, while we recognized $4 million of other than temporary impairments during fiscal 2009. No other than temporary losses were deferred in OCI as of October 2, 2010, and October 3, 2009.

Deferred Compensation Assets: We maintain two non-qualified deferred compensation plans for certain executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The investments are recorded at fair value based on quoted market prices and are included in Other Assets in the Consolidated Balance Sheets. We classify the investments which have observable market prices in active markets in Level 1 as these are generally publicly-traded mutual funds. The remaining deferred compensation assets are classified in Level 2, as fair value can be corroborated based on observable market data. Realized and unrealized gains (losses) on deferred compensation are included in earnings.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. During fiscal 2010, we recorded a $29 million charge to fully impair an immaterial Chicken segment reporting unit’s goodwill. We utilized a discounted cash flow analysis that incorporated unobservable Level 3 inputs. We did not have any other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Other Financial Instruments

Fair values for debt are based on quoted market prices or published forward interest rate curves. Fair value and carrying value for our debt were as follows (in millions):

	October 2, 2010		October 3, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,770	$2,536	$3,724	$3,477

For all of our other financial instruments, the estimated fair value approximated the carrying value at October 2, 2010, and October 3, 2009. The carrying value of our other financial instruments, not otherwise disclosed herein, included notes receivable, which approximated fair value at October 2, 2010, and October 3, 2009. Notes receivable were recorded in Other Current Assets in the Consolidated Balance Sheets and totaled $49 million at October 2, 2010, and were recorded in Other Assets at October 3, 2009, and totaled $45 million. The fair values were determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Concentrations of Credit Risk

Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 2, 2010, and October 3, 2009, 15.3% and 13.0%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represents greater than 10% of net accounts receivable.

NOTE 13: COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income are as follows:

		in millions
	2010	2009
Accumulated other comprehensive income (loss):
Unrealized net hedging gains (losses), net of taxes	$10	$(2)
Unrealized net gain on investments, net of taxes	9	9
Currency translation adjustment	6	(21)
Postretirement benefits reserve adjustments	(25)	(20)
Total accumulated other comprehensive income (loss)	$0	$(34)

The components of other comprehensive income (loss) are as follows:

			in millions
	Before Tax	Income Tax	After Tax
Fiscal 2010:
Net hedging loss reclassified to earnings	$7	$(1)	$6
Net hedging unrealized gain	7	(1)	6
Unrealized gain on investments	0	0	0
Currency translation adjustment	27	0	27
Net change in postretirement liabilities	(6)	1	(5)
Other comprehensive income – 2010	$35	$(1)	$34

Fiscal 2009:
Net hedging loss reclassified to earnings	$61	$(25)	$36
Net hedging unrealized loss	(53)	23	(30)
Loss on investments reclassified to other income	4	(1)	3
Unrealized gain on investments	12	(5)	7
Currency translation adjustment gain reclassified to loss from discontinued operation	(41)	0	(41)
Currency translation adjustment	(43)	3	(40)
Net change in postretirement liabilities	(11)	1	(10)
Other comprehensive loss – 2009	$(71)	$(4)	$(75)

Fiscal 2008:
Net hedging gain reclassified to earnings	$(41)	$16	$(25)
Net hedging unrealized gain	37	(14)	23
Investments unrealized loss	(1)	0	(1)
Currency translation adjustment	(2)	0	(2)
Net change in postretirement liabilities	(10)	6	(4)
Other comprehensive loss – 2008	$(17)	$8	$(9)

NOTE 14: STOCK-BASED COMPENSATION

We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) was 18,455,244 at October 2, 2010.

Stock Options

Shareholders approved the Incentive Plan in January 2001. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (Compensation Committee). The Incentive Plan includes provisions for granting incentive stock options for shares of Class A stock at a price not less than the fair value at the date of grant. Nonqualified stock options may be granted at a price equal to, less than or more than the fair value of Class A stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over two to five years from the date of grant and must be exercised within 10 years from the date of grant. Our policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, October 3, 2009	18,593,844	$12.73
Exercised	(2,395,069)	13.14
Canceled	(690,036)	11.56
Granted	3,865,173	12.59
Outstanding, October 2, 2010	19,373,912	12.69	6.1	$246

Exercisable, October 2, 2010	9,690,215	$14.24	4.2	$138

We generally grant stock options once a year; however, we granted stock options twice during fiscal 2010. The weighted average grant-date fair value of options granted in fiscal 2010, 2009 and 2008 was $4.76, $1.29 and $5.22, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method for grants awarded after October 1, 2005, and the Black-Scholes option-pricing model for grants awarded before October 1, 2005. The change to the binomial lattice method was made to better reflect the exercise behavior of top management. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions as of the grant date used in the fair value calculation of each year’s grants are outlined in the following table.

	2010	2009	2008
Expected life	6.5 years	5.3 years	5.8 years
Risk-free interest rate	1.2%	2.3%	3.7%
Expected volatility	40.4%	34.6%	30.9%
Expected dividend yield	1.3%	3.3%	1.1%

We recognized stock-based compensation expense related to stock options, net of income taxes, of $11 million, $9 million and $12 million, respectively, during fiscal years 2010, 2009 and 2008, with a $7 million, $6 million and $7 million related tax benefit. We had 2.2 million, 2.4 million and 2.5 million options vest in fiscal years 2010, 2009 and 2008, respectively, with a fair value of $13 million, $15 million and $15 million, respectively.

In fiscal years 2010, 2009 and 2008, we received cash of $36 million, $1 million and $9 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal years 2010, 2009 and 2008, was $5 million, $0 and $1 million, respectively. The total intrinsic value of options exercised in fiscal years 2010, 2009 and 2008, was $12 million, $0 and $3 million, respectively. Cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) are classified as financing cash flows. We realized $3 million, $0 and $0, respectively, in excess tax deductions during fiscal years 2010, 2009 and 2008, respectively. As of October 2, 2010, we had $25 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.5 years.

Restricted Stock

We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through 2013. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, October 3, 2009	4,656,910	$15.20
Granted	905,277	14.11
Dividends	36,616	16.03
Vested	(1,751,772)	15.88
Forfeited	(245,417)	13.65
Nonvested, October 2, 2010	3,601,614	$14.55	1.7	$59

As of October 2, 2010, we had $21 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 1.7 years.

We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $8 million, $10 million and $11 million for years 2010, 2009 and 2008, respectively. The related tax benefit for fiscal years 2010, 2009 and 2008 was $5 million, $7 million and $6 million, respectively. We had 1.8 million, 0.7 million and 2.0 million, respectively, restricted stock awards vest in fiscal years 2010, 2009 and 2008, with a grant date fair value of $30 million, $11 million and $24 million.

Performance-Based Shares

In July 2003, our Compensation Committee began authorizing us to award performance-based shares of our Class A stock to certain senior executives. These awards are typically granted on the first business day of our fiscal year. The vesting of the performance-based shares is generally over three years and each award is subject to the attainment of goals determined by the Compensation Committee prior to the date of the award. We review progress toward the attainment of goals each quarter during the vesting period. However, the attainment of goals can be determined only at the end of the vesting period. If the shares vest, the ultimate cost will be equal to the Class A stock price on the date the shares vest multiplied by the number of shares awarded for all performance grants with other than market criteria. For grants with market performance criteria, the ultimate expense will be the fair value of the probable shares to vest regardless if the shares actually vest. Total expense recorded related to performance-based shares was not material for fiscal 2010, 2009 and 2008.

NOTE 15: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

At October 2, 2010, we had four noncontributory defined benefit pension plans consisting of three funded qualified plans and one unfunded non-qualified plan. All three of our qualified plans are frozen and provide benefits based on a formula using years of service and a specified benefit rate. Effective January 1, 2004, we implemented a non-qualified defined benefit plan for certain contracted officers that uses a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our employees may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.

We have defined contribution retirement and incentive benefit programs for various groups of employees. We recognized expenses of $48 million, $49 million and $48 million in fiscal 2010, 2009 and 2008, respectively.

We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We generally recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods.

Other postretirement benefits include postretirement medical costs and life insurance.

Benefit Obligations And Funded Status

The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at October 2, 2010, and October 3, 2009:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2010	2009	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$89	$90	$38	$32	$46	$47
Service cost	0	0	3	4	1	0
Interest cost	5	6	2	2	2	3
Plan participants’ contributions	0	0	0	0	1	2
Actuarial loss	9	0	0	2	1	1
Benefits paid	(6)	(7)	(1)	(2)	(6)	(7)
Benefit obligation at end of year	97	89	42	38	45	46

Change in plan assets
Fair value of plan assets at beginning of year	68	79	0	0	0	0
Actual return on plan assets	9	(5)	0	0	0	0
Employer contributions	3	1	1	2	5	5
Plan participants’ contributions	0	0	0	0	1	2
Benefits paid	(6)	(7)	(1)	(2)	(6)	(7)
Fair value of plan assets at end of year	74	68	0	0	0	0

Funded status	$(23)	$(21)	$(42)	$(38)	$(45)	$(46)
Amounts recognized in the Consolidated Balance Sheets consist of:
					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2010	2009	2010	2009	2010	2009
Accrued benefit liability	$(23)	$(21)	$(42)	$(38)	$(45)	$(46)
Accumulated other comprehensive (income)/loss:
Unrecognized actuarial loss	40	35	1	1	0	0
Unrecognized prior service (cost)/credit	0	0	3	4	(6)	(8)
Net amount recognized	$17	$14	$(38)	$(33)	$(51)	$(54)

At October 2, 2010, and October 3, 2009, all pension plans had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation for all qualified pension plans was $97 million and $89 million at October 2, 2010, and October 3, 2009, respectively. Plans with accumulated benefit obligations in excess of plan assets are as follows:

			in millions
	Pension Benefits
	Qualified		Non-Qualified
	2010	2009	2010	2009
Projected benefit obligation	$97	$89	$42	$38
Accumulated benefit obligation	97	89	41	37
Fair value of plan assets	74	68	0	0

Net Periodic Benefit Cost

Components of net periodic benefit cost for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows:

								in millions
	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost	$0	$0	$0	$3	$4	$3	$1	$0	$1
Interest cost	5	6	6	2	2	2	2	3	3
Expected return on plan assets	(6)	(7)	(7)	0	0	0	0	0	0
Amortization of prior service cost	0	0	0	1	1	1	(1)	0	(1)
Recognized actuarial loss, net	1	1	1	0	0	0	0	1	1
Net periodic benefit cost	$0	$0	$0	$6	$7	$6	$2	$4	$4

Assumptions

Weighted average assumptions are as follows:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate to determine net periodic benefit cost	6.00%	6.33%	5.88%	6.00%	6.50%	6.25%	5.71%	6.50%	6.25%
Discount rate to determine benefit obligations	5.06%	6.00%	6.33%	5.50%	6.00%	6.50%	4.50%	5.71%	6.50%
Rate of compensation increase	N/A	N/A	N/A	3.50%	3.50%	3.50%	N/A	N/A	N/A
Expected return on plan assets	7.80%	8.00%	8.02%	N/A	N/A	N/A	N/A	N/A	N/A

To determine the rate-of-return on assets assumption, we first examined historical rates of return for the various asset classes. We then determined a long-term projected rate-of-return based on expected returns over the next five to 10 years.

Our discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. These were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate.

We have three postretirement health plans. Two of these consist of fixed, annual payments and account for $31 million of the postretirement medical obligation at October 2, 2010. A healthcare cost trend is not required to determine this obligation. The remaining plan accounts for $14 million of the postretirement medical obligation at October 2, 2010. The plan covers retirees who do not yet qualify for Medicare and uses a healthcare cost trend of 7% in the current year, grading down to 6% in fiscal 2012. A one-percentage point change in assumed healthcare cost trend rate would have an immaterial impact on the postretirement benefit obligation and total service and interest cost.

Plan Assets

The fair value of plan assets for domestic pension benefit plans was $59 million and $54 million as of October 2, 2010, and October 3, 2009, respectively. The following table sets forth the actual and target asset allocation for pension plan assets:

	2010	2009	Target Asset Allocation
Cash	0.3%	0.2%	1.0%
Fixed income securities	18.5	19.7	19.0
US Stock Funds	44.6	43.2	45.0
International Stock Funds	19.9	20.2	20.0
Real Estate	5.0	4.7	5.0
Alternatives	11.7	12.0	10.0
Total	100.0%	100.0%	100.0%

A foreign subsidiary pension plan had $15 million and $14 million in plan assets at October 2, 2010, and October 3, 2009, respectively. All of this plan’s assets are held in an insurance contract consistent with its target asset allocation.

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

The following table shows the categories of pension plan assets and the level under which fair values were determined in the fair value hierarchy, which is described in Note 12: Fair Value Measurements.

	in millions
	October 2, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0	$0	$0	$0
Fixed Income Securities Bond Fund (a)	11	0	0	11

Equity Securities:
U.S. stock funds (a)	26	0	0	26
International stock funds (a)	12	0	0	12
Global real estate funds (a)	3	0	0	3
Total equity securities	41	0	0	41

Other Investments - Alternatives (b)	0	0	7	7
Total fair value	52	0	7	59

Insurance Contract at Contract Value	0	0	15	15
Total plan assets	$52	$0	$22	$74

(a)	Valued using quoted market prices in active markets.
(b)	Valued using plan’s own assumptions about the assumptions market participants would use in pricing the assets based on the best information available, such as investment manager pricing.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) is as follows (in millions):

	Alternative funds	Insurance contract	Total
Balance at October 3, 2009	$7	$14	$21
Actual return on plan assets:
Assets still held at reporting date	0	1	1
Assets sold during the period	0	0	0
Purchases, sales and settlements, net	0	0	0
Transfers in and/or out of Level 3	0	0	0
Balance at October 2, 2010	$7	$15	$22

We believe there are no significant concentrations of risk within our plan assets as of October 2, 2010.

Contributions

Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2011 are approximately $7 million. For fiscal 2010, 2009 and 2008, we funded $4 million, $2 million and $2 million, respectively, to defined benefit plans.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

			in millions
	Pension Benefits		Other Postretirement Benefits
	Qualified	Non-Qualified
2011	$9	$2	$7
2012	8	2	6
2013	7	2	4
2014	7	2	4
2015	7	3	4
2016-2020	29	18	17

The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in 2011 or thereafter.

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes cash payments for interest and income taxes:

			in millions
	2010	2009	2008
Interest	$302	$333	$211
Income taxes, net of refunds	470	35	51

NOTE 17: TRANSACTIONS WITH RELATED PARTIES

We have operating leases for farms, equipment and other facilities with Don Tyson, a director of the Company, John Tyson, Chairman of the Company, certain members of their families and the Randal W. Tyson Testamentary Trust. Total payments of $2 million in fiscal 2010, $3 million in fiscal 2009 and $3 million in fiscal 2008, were paid to entities in which these parties had an ownership interest.

In 2008, a lawsuit captioned In re Tyson Foods, Inc. Consolidated Shareholder’s Litigation was settled. Pursuant to the settlement, Don Tyson and the Tyson Limited Partnership paid us $4.5 million.

NOTE 18: INCOME TAXES

Detail of the provision for income taxes from continuing operations consists of the following:

			in millions
	2010	2009	2008
Federal	$374	$7	$56
State	44	(4)	8
Foreign	20	4	4
	$438	$7	$68
Current	$420	$40	$33
Deferred	18	(33)	35
	$438	$7	$68

The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2010	2009	2008
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, excluding unrecognized tax benefits	3.4	0.1	2.0
Unrecognized tax benefits, net	(1.4)	(0.3)	4.4
Goodwill impairment	0.9	(36.1)	0.0
General business credits	(0.7)	2.2	(3.8)
Domestic production deduction	(2.0)	0.5	(2.2)
Company-owned life insurance	(0.2)	(0.3)	3.8
Change in state valuation allowance	(1.0)	0.0	5.0
Change in foreign valuation allowance	0.8	(3.8)	0.0
Tax planning in foreign jurisdictions	0.0	1.7	0.0
Other	1.6	(0.5)	0.4
	36.4%	(1.5)%	44.6%

During fiscal 2010, tax expense was impacted by the domestic production deduction, reduction in unrecognized tax benefits and reduction in state valuation allowance, which decreased tax expense by $24 million, $16 million and $13 million, respectively. The goodwill impairment is not deductible for income tax purposes and negatively impacted the effective income tax rate by 0.9%.

The fiscal 2009 goodwill impairment is not deductible for income tax purposes and negatively impacted our effective income tax rate by 36.1%. During fiscal 2009, our tax expense was impacted by an increase in foreign valuation allowance which increased tax expense by $21 million, estimated general business credits which decreased tax expense by $12 million, and tax planning in foreign jurisdictions which decreased tax expense by $9 million.

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

The tax effects of major items recorded as deferred tax assets and liabilities are as follows:

				in millions
	2010		2009
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$0	$347	$0	$339
Suspended taxes from conversion to accrual method	0	86	0	91
Intangible assets	0	34	0	34
Inventory	9	85	19	76
Accrued expenses	202	0	197	0
Net operating loss and other carryforwards	97	0	103	0
Note hedge transactions and convertible debt premium	24	23	30	29
Insurance reserves	20	0	22	0
Other	84	67	68	74
	$436	$642	$439	$643
Valuation allowance	$(96)		$(75)
Net deferred tax liability		$302		$279

We record deferred tax amounts in Other Current Assets and in Deferred Income Taxes on the Consolidated Balance Sheets.

The deferred tax liability for suspended taxes from conversion to accrual method represents the 1987 change from the cash to accrual method of accounting and will be recognized by 2027.

At October 2, 2010, our gross state tax net operating loss carryforwards approximated $787 million and expire in fiscal years 2011 through 2029. Gross foreign net operating loss carryforwards approximated $144 million, of which $53 million expire in fiscal years 2011 through 2019, and the remainder has no expiration.

We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $260 million and $220 million at October 2, 2010, and October 3, 2009, respectively. These earnings are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, we would be subject to federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The following table summarizes the activity related to our gross unrecognized tax benefits at October 2, 2010, October 3, 2009, and September 27, 2008:

			in millions
	2010	2009	2008
Balance as of the beginning of the year	$233	$220	$210
Increases related to current year tax positions	4	7	23
Increases related to prior year tax positions	11	60	36
Reductions related to prior year tax positions	(35)	(21)	(28)
Reductions related to settlements	(25)	(25)	(14)
Reductions related to expirations of statute of limitations	(4)	(8)	(7)
Balance as of the end of the year	$184	$233	$220

The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $150 million and $104 million at October 2, 2010, and October 3, 2009, respectively. This increase is primarily the result of the first quarter adoption of new accounting guidance related to business combinations. We classify interest and penalties on unrecognized tax benefits as income tax expense. At October 2, 2010, and October 3, 2009, before tax benefits, we had $64 million and $71 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

As of October 2, 2010, we are subject to income tax examinations for U.S. federal income taxes for fiscal years 1998 through 2009, and for foreign, state and local income taxes for fiscal years 2001 through 2009. During fiscal 2011, tax audit resolutions could potentially reduce our unrecognized tax benefits by approximately $15 million, either because tax positions are sustained on audit or because we agree to their disallowance.

NOTE 19: EARNINGS (LOSS) PER SHARE

The earnings and weighted average common shares used in the computation of basic and diluted earnings (loss) per share are as follows:

	in millions, except per share data
	2010	2009	2008
Numerator:
Income (loss) from continuing operations	$765	$(550)	$86
Less: Net loss attributable to noncontrolling interest	(15)	(4)	0
Income (loss) from continuing operations attributable to Tyson	780	(546)	86
Less Dividends:
Class A ($0.16/share)	49	50	46
Class B ($0.144/share)	10	10	10
Undistributed earnings (losses)	721	(606)	30
Class A undistributed earnings (losses)	597	(501)	25
Class B undistributed earnings (losses)	124	(105)	5
Total undistributed earnings (losses)	$721	$(606)	$30
Denominator:
Denominator for basic earnings (loss) per share:
Class A weighted average shares	303	302	281
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	6	0	5
Convertible 2013 Notes	0	0	0
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	379	372	356

Earnings (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$2.13	$(1.49)	$0.25
Class B Basic	$1.91	$(1.35)	$0.22
Diluted	$2.06	$(1.47)	$0.24

Net Earnings (Loss) Per Share Attributable to Tyson:
Class A Basic	$2.13	$(1.49)	$0.25
Class B Basic	$1.91	$(1.35)	$0.22
Diluted	$2.06	$(1.47)	$0.24

Approximately 5 million, 24 million and 10 million, respectively, in fiscal years 2010, 2009 and 2008, of our stock-based compensation shares were antidilutive and were not included in the dilutive earnings per share calculation.

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

							in millions
	Chicken	Beef	Pork	Prepared Foods	Other	Intersegment Sales	Consolidated
Fiscal year ended October 2, 2010
Sales	$10,062	$11,707	$4,552	$2,999	$0	$(890)	$28,430
Operating Income (Loss)	519	542	381	124	(10)		1,556
Total Other (Income) Expense							353
Income (Loss) from Continuing Operations
before Income Taxes							1,203
Depreciation	251	82	27	56	0		416
Total Assets	5,031	2,468	845	940	1,468		l0,752
Additions to property, plant and equipment	320	61	27	42	100		550
Fiscal year ended October 3, 2009
Sales	$9,660	$10,937	$3,875	$2,836	$0	$(604)	$26,704
Operating Income (Loss)	(157)	(346)	160	133	(5)		(215)
Total Other (Income) Expense							328
Income (Loss) from Continuing Operations
before Income Taxes							(543)
Depreciation	252	103	36	54	0		445
Total Assets	4,927	2,277	840	905	1,646		l0,595
Additions to property, plant and equipment	174	39	18	58	79		368
Fiscal year ended September 27, 2008
Sales	$8,900	$11,806	$4,104	$2,711	$0	$(659)	$26,862
Operating Income (Loss)	(118)	106	280	63	0		331
Total Other (Income) Expense							177
Income (Loss) from Continuing Operations
before Income Taxes							154
Depreciation (a)	244	117	31	67	0		459
Total Assets (b)	4,990	3,169	898	971	663		10,691
Additions to property, plant and equipment (c)	258	83	21	46	15		423

a)	Excludes depreciation related to discontinued operation of $9 million for fiscal year 2008.
b)	Excludes assets held for sale related to discontinued operation of $159 million for fiscal year 2008.
c)	Excludes additions to property, plant and equipment related to discontinued operation of $2 million for fiscal year 2008.

We allocate expenses related to corporate activities to the segments, while the related assets and additions to property, plant and equipment remain in Other.

The Pork segment had sales of $718 million, $449 million and $517 million for fiscal years 2010, 2009 and 2008, respectively, from transactions with other operating segments. The Beef segment had sales of $172 million, $155 million and $142 million for fiscal years 2010, 2009 and 2008, respectively, from transactions with other operating segments. Beginning in fiscal 2010, we modified the presentation of our segment sales for all periods presented above to include the impact of intersegment sales, which were at market prices.

Our largest customer, Wal-Mart Stores, Inc., accounted for 13.4%, 13.8% and 13.3% of consolidated sales in fiscal years 2010, 2009 and 2008, respectively. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.

The majority of our operations are domiciled in the United States. Approximately 96%, 97% and 98% of sales to external customers for fiscal 2010, 2009 and 2008, respectively, were sourced from the United States. Approximately $3.3 billion, $3.2 billion and $3.4 billion, respectively, of property, plant and equipment were located in the United States at October 2, 2010, October 3, 2009, and September 27, 2008. Approximately $364 million, $329 million and $139 million of property, plant and equipment were located in foreign countries, primarily Brazil, China, Mexico and India, at fiscal years ended 2010, 2009 and 2008, respectively.

We sell certain products in foreign markets, primarily Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea, Taiwan and Vietnam. Our export sales totaled $3.2 billion, $2.7 billion and $3.2 billion for fiscal 2010, 2009 and 2008, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Foreign sales, which are sales of products produced in a country other than the United States, were less than 10% of consolidated sales for each of fiscal 2010, 2009 and 2008. Approximately $55 million of loss, $14 million of loss and $34 million of income from continuing operations before income taxes for fiscal 2010, 2009 and 2008, respectively, was from foreign operations, all of which was included in the Chicken segment.

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

		in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Sales	$6,635	$6,916	$7,438	$7,441
Gross profit	529	564	752	669
Operating income	314	344	507	391
Net income	159	156	242	208
Net income attributable to Tyson	160	159	248	213

Net earnings per share attributable to Tyson:
Class A Basic	$0.44	$0.43	$0.68	$0.58
Class B Basic	$0.39	$0.39	$0.61	$0.52
Diluted	$0.42	$0.42	$0.65	$0.57
2009
Sales	$6,521	$6,307	$6,662	$7,214
Gross profit	18	253	470	462
Operating income (loss)	(198)	29	276	(322)
Income (loss) from continuing operations	(110)	(105)	123	(458)
Income (loss) from discontinued operation	6	(14)	7	0
Net income (loss)	(104)	(119)	130	(458)
Net income (loss) attributable to Tyson	(102)	(119)	131	(457)

Earnings (loss) per share from continuing operations attributable to Tyson:
Class A Basic	$(0.29)	$(0.29)	$0.34	$(1.25)
Class B Basic	$(0.27)	$(0.26)	$0.30	$(1.12)
Diluted	$(0.29)	$(0.28)	$0.33	$(1.23)

Earnings (loss) per share from discontinued operation attributable to Tyson:
Class A Basic	$0.02	$(0.04)	$0.02	$0.00
Class B Basic	$0.02	$(0.04)	$0.02	$0.00
Diluted	$0.02	$(0.04)	$0.02	$0.00

Net earnings (loss) per share attributable to Tyson:
Class A Basic	$(0.27)	$(0.33)	$0.36	$(1.25)
Class B Basic	$(0.25)	$(0.30)	$0.32	$(1.12)
Diluted	$(0.27)	$(0.32)	$0.35	$(1.23)

The fourth quarter of fiscal 2009 was a 14-week period, while the remaining quarters in the above table were 13-week periods.

Second quarter fiscal 2010 net income includes $24 million of pretax charges related to losses on notes repurchased during the quarter. Third quarter fiscal 2010 operating income includes $38 million of insurance proceeds received during the quarter and net income includes $34 million of pretax charges related to losses on notes repurchased during the quarter and a $12 million charge related to an equity method investment impairment. Fourth quarter fiscal 2010 operating income includes a $29 million non-cash charge related to the full impairment of an immaterial Chicken segment reporting unit’s goodwill.

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

NOTE 23: CONTINGENCIES

We are involved in various claims and legal proceedings. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. We record accruals for such matters to the extent that we conclude a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Such accruals are reflected in the Company’s Consolidated Financial Statements. In our opinion, we have made appropriate and adequate accruals for these matters and believe the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations. Listed below are certain claims made against the Company and/or our subsidiaries for which the potential exposure is considered material to the Company’s Consolidated Financial Statements. We believe we have substantial defenses to the claims made and intend to vigorously defend these matters.

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

The other private lawsuits referred to above are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S.D. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E.D. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W.D. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M.D. Georgia, March 5, 2007); Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M.D. Georgia, May 23, 2007) (the “Williams Case”). Similar to DeAsencio, each of these matters involves allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation, which was granted on August 17, 2007. These cases and five other cases subsequently filed involving the same allegations, Armstrong, et al. v. Tyson Foods, Inc. (W.D. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E.D. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E.D. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W.D. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W.D. North Carolina, February 6, 2008), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (“MDL Proceedings”). On January 2, 2008, the Court issued a Joint Scheduling and Case Management Order. This order granted Conditional Class Certification and called for notice to be given to potential putative class members via a third party administrator. The potential class members had until April 18, 2008, to “opt–in” to the class. Approximately 13,800 employees and former employees filed their consents to “opt-in” to the class. On October 15, 2008, the Court denied the plaintiffs’ motion for equitable tolling, which, if granted, would have extended the time period in which the plaintiffs could have sought damages. However, in addition to the consents already obtained, the Court allowed the plaintiffs to obtain corrected and reaffirmed opt-in consents that were previously filed in the matter of M.H. Fox, et al. v. Tyson Foods, Inc. (N.D. Alabama, June 22, 1999). The deadline for filing these consents was December 31, 2008, and according to the third party administrator, approximately 4,000 reaffirmed consents were filed, some or all of which may be in addition to the approximately 13,800 consents filed previously. The parties have completed discovery at eight of our facilities and our corporate headquarters in Springdale, Arkansas. In July 2009 we filed class decertification motions for the eight facilities involved in discovery. We also filed Motions for Partial Summary Judgment for these eight facilities. Oral arguments for these motions occurred on February 3, 2010, and, on March 16, 2010, the Court granted partial summary judgment with respect to two unionized facilities and denied the remaining motions. The Court concluded that the activities at these two facilities met the definition of “clothes changing” under Section 203(o) of the FLSA and that the time engaged in pre- and post-shift donning and doffing is not compensable. The Court did not rule on whether Section 203(o) activity could begin the continuous work day, thereby making all walking, sanitizing and washing time after that activity compensable. We then filed a motion for certification of a permissive appeal on whether Section 203(o) activity can start the continuous workday and whether washing required clothing items is covered by Section 203(o). On April 23, 2010, the Court granted us permission to appeal these issues to the Eleventh Circuit Court of Appeals. The Court also retained jurisdiction with respect to the eight facilities while staying proceedings with respect to seven. It then scheduled trial in the Williams Case for October 12, 2010. On April 16, 2010, the Court lifted a previously entered stay of discovery with respect to our remaining 32 facilities subject to the MDL Proceedings and ordered the parties to meet, confer, and report to the Court any discovery agreements and disputed issues within 45 days. On June 7, 2010, the Court issued a scheduling order which set the close of discovery for the remaining 32 facilities for May 31, 2012. On September 22, 2010, the Court granted the parties’ joint motion to stay further proceedings in the MDL Proceedings, including the trial in the Williams case, in order to allow the parties an opportunity to explore settlement. The plaintiffs subsequently filed a motion to lift the stay, and the Court granted this motion on November 15, 2010. The trial in the Williams Case is now scheduled to begin on February 14, 2011.

We have pending eleven separate wage and hour actions involving TFM’s plants located in Lexington, Nebraska (Lopez, et al. v. Tyson Foods, Inc., D. Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, May 15, 2006), Storm Lake, Iowa (Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Robinson, et al. v. Tyson Foods, Inc., d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007), Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., D. Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., D. Nebraska, February 29, 2008), Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Council Bluffs, Iowa (Maxwell (f/k/a Salazar), et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, April 29, 2008); Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008); and Goodlettsville, Tennessee (Abadeer v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc., M.D. Tennessee, February 6, 2009). The actions allege we failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the FLSA and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction. Trial in the Bouaphakeo case was originally set to begin on November 1, 2010 but was rescheduled for September 7, 2011.

We also have pending one wage and hour action involving our Tyson Prepared Foods plant located in Jefferson, Wisconsin (Weissman, et al. v. Tyson Prepared Foods, Inc., (Jefferson County (Wisconsin) Circuit Court, October 20, 2010) The plaintiffs allege that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and the associated time it takes to walk to and from their workstations post-donning and pre-doffing of protective and sanitary clothing. Six named plaintiffs seek to act as state law class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and six other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts a number of state and federal causes of action including, but not limited to, counts under Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and state-law public nuisance theories. The amended complaint asserts that defendants and certain contract growers who are not named in the amended complaint polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed (“IRW”) through the land application of poultry litter. Oklahoma asserts that this alleged pollution has also caused extensive injury to the environment (including soils and sediments) of the IRW and that the defendants have been unjustly enriched. Oklahoma’s claims cover the entire IRW, which encompasses more than one million acres of land and the natural resources (including lakes and waterways) contained therein. Oklahoma seeks wide-ranging relief, including injunctive relief, compensatory damages in excess of $800 million, an unspecified amount in punitive damages and attorneys’ fees. We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the amended complaint. The district court has stayed proceedings on the third party complaint pending resolution of Oklahoma’s claims against the defendants. On October 31, 2008, the defendants filed a motion to dismiss for failure to join the Cherokee Nation as a required party or, in the alternative, for judgment as a matter of law based on the plaintiffs’ lack of standing. This motion was granted in part and denied in part on July 22, 2009. In its ruling, the district court dismissed Oklahoma’s claims for cost recovery and for natural resources damages under CERCLA and for unjust enrichment under Oklahoma common law. This ruling also narrowed the scope of Oklahoma’s remaining claims by dismissing all damage claims under its causes of action for Oklahoma common law nuisance, federal common law nuisance, and Oklahoma common law trespass, leaving only its claims for injunctive relief for trial. On August 18, 2009, the Court granted partial summary judgment in favor of the defendants on Oklahoma’s claims for violations of the Oklahoma Registered Poultry Feeding Operations Act. Oklahoma later voluntarily dismissed the remainder of this claim. On September 2, 2009, the Cherokee Nation filed a motion to intervene in the lawsuit. Their motion to intervene was denied on September 15, 2009, and the Cherokee Nation filed a notice of appeal of that ruling in the Tenth Circuit Court of Appeals on September 17, 2009. A non-jury trial of the case began on September 24, 2009. At the close of Oklahoma’s case-in-chief, the Court granted the defendants’ motions to dismiss claims based on RCRA, nuisance per se, and health risks related to bacteria. The defense rested its case on January 13, 2010, and closing arguments were held on February 11, 2010. On September 21, 2010, the Court of Appeals affirmed the district court’s denial of the Cherokee Nation’s motion to intervene. On October 6, 2010 the Cherokee Nation and the State of Oklahoma filed a petition for rehearing or en banc review seeking reconsideration of this ruling. The Court of Appeals denied this petition.

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

On May 8, 2008, a lawsuit was filed against the Company and two of our employees in the District Court of McCurtain County, Oklahoma styled Armstrong, et al. v. Tyson Foods, Inc., et al. (the “Armstrong Case”). The lawsuit was brought by a group of 52 poultry growers who allege that certain of our live production practices in Oklahoma constitute fraudulent inducement, fraud, unjust enrichment, negligence, gross negligence, unconscionability, violations of the Oklahoma Business Sales Act, Deceptive Trade Practice violations, violations of the Consumer Protection Act, and conversion, as well as other theories of recovery. The plaintiffs sought damages in an unspecified amount. On October 30, 2009, 20 additional growers represented by the same attorney filed a lawsuit against us in the same court asserting the same or similar claims, which is styled Clardy, et al. v. Tyson Foods, Inc., et al. (the “Clardy Case”). In both of these cases we have denied all allegations of wrongdoing. In June 2009, the plaintiffs in the Armstrong case requested an expedited trial date for a smaller group of plaintiffs they claimed were facing imminent financial peril. The Court ultimately severed a group of 10 plaintiffs from the Armstrong Case, and a trial began on March 15, 2010. There were numerous irregularities and rulings during the trial which we believe to have been legally erroneous and highly prejudicial to our right to a fair trial. On April 1, 2010, the jury returned a verdict against us and one of our employees, and on April 2, 2010, the jury returned a punitive damages verdict against us. After a dispute caused by inconsistencies between the multiple verdict forms completed by the jury and apparent confusion by the jury as to how to complete those verdict forms, the Court entered a final judgment in the amount of $8,655,735. Subsequent to the trial, the presiding judge disqualified from the cases and the Oklahoma Supreme Court appointed a new judge to the cases. The Company filed post-trial motions challenging the verdict. Those motions were denied. The Company intends to appeal to overturn the verdict. We filed a motion with the trial court to change venue from McCurtain County on the grounds that the numerous irregularities that occurred during the trial, coupled with the attendant publicity, resulted in community bias which would prevent the Company from receiving a fair trial in McCurtain County. The trial court granted this motion and the case will be transferred to Choctaw County, Oklahoma. We filed another motion, which the trial court also granted, to stay all future trials of the claims of the plaintiffs in the Armstrong Case and the Clardy Case pending the outcome of the appeal of the first trial. We believe numerous and substantial legal errors were made by the Court during the trial and that a review of and guidance on these issues by the appellate court could have a substantial impact on the outcome of future trials in the Armstrong Case and the Clardy Case.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Tyson Foods, Inc.

In our opinion, the accompanying consolidated balance sheet as of October 2, 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for the fiscal year then ended present fairly, in all material respects, the financial position of Tyson Foods, Inc. and its subsidiaries at October 2, 2010 and the results of their operations and their cash flows for the fiscal year ended October 2, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the fiscal year ended October 2, 2010 listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests and the manner in which is accounts for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) in 2010.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      /s/ PricewaterhouseCoopers LLP

Fayetteville, AR

November 22, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Tyson Foods, Inc.

We have audited the accompanying consolidated balance sheet of Tyson Foods, Inc. as of October 3, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended October 3, 2009. Our audits also included the financial statement schedule for each of the two years ended October 3, 2009 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyson Foods, Inc. at October 3, 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended October 3, 2009, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company adopted guidance establishing accounting and reporting standards for a noncontrolling interest in a subsidiary and for convertible debt instruments in 2010. As reflected in the consolidated statements of shareholders’ equity, the Company changed its method of accounting for uncertainty in income taxes in 2008.

/s/ Ernst & Young LLP

Rogers, Arkansas

November 23, 2009, except for those matters

described in Note 2 “Change in Accounting

Principles” as it relates to the retrospective

application of accounting principles adopted in

2010, as to which the date is November 22, 2010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of October 2, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

In the quarter ended October 2, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 2, 2010. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, Management concluded the Company’s internal control over financial reporting was effective as of October 2, 2010.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2010 financial statements included in this Form 10-K has also audited the Company’s internal control over financial reporting. Their report appears in Part II, Item 8.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 4, 2011 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of the instructions to Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Executive Officers of the Company” in Part I of this Report.

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

ITEM 11. EXECUTIVE COMPENSATION

See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal 2010” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to Instructions to Item 407(e)(5) of the Securities and Exchange Commission Regulation S-K, the material appearing under the sub-heading “Report of the Compensation Committee” shall not be deemed to be “filed” with the Commission, other than as provided in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of October 2, 2010:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in column (a))
Equity compensation plans approved by security holders	19,308,139	$12.71	33,442,431
Equity compensation plans not approved by security holders	-	-	-
Total	19,308,139	$12.71	33,442,431

This table does not include 65,773 options, with a weighted-average exercise price of $10.56, which were assumed in connection with the acquisition of IBP, inc. in 2001.

a)	Outstanding options granted by the Company
b)	Weighted average price of outstanding options
c)	Shares available for future issuance as of October 2, 2010, under the Stock Incentive Plan (18,455,244), the Employee Stock Purchase Plan (7,332,331) and the Retirement Savings Plan (7,654,856)

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

Consolidated Statements of Income

for the three years ended October 2, 2010

Consolidated Balance Sheets at

October 2, 2010, and October 3, 2009

Consolidated Statements of Shareholders’ Equity

for the three years ended October 2, 2010

Consolidated Statements of Cash Flows

for the three years ended October 2, 2010

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

Financial Statement Schedule - Schedule II Valuation and Qualifying

Accounts for the three years ended October 2, 2010

All other schedules are omitted because they are neither applicable nor required.

The exhibits filed with this report are listed in the Exhibit Index at the end of Item 15.

EXHIBIT INDEX

Exhibit No.

3.1	Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1998, Commission File No. 001-14704, and incorporated herein by reference).

3.2	Fourth Amended and Restated By-laws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

4.1	Indenture dated June 1, 1995 between the Company and The Chase Manhattan Bank, N.A., as Trustee (the “Company Indenture”) (previously filed as Exhibit 4 to Registration Statement on Form S-3, filed with the Commission on December 18, 1997, Registration No. 333-42525, and incorporated herein by reference).

4.2	Form of 7.0% Note due January 15, 2028 issued under the Company Indenture (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 27, 1997, Commission File No. 001-14704, and incorporated herein by reference).

4.3	Form of 7.0% Note due May 1, 2018 issued under the Company Indenture (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1998, Commission File No. 001-14704, and incorporated herein by reference).

4.4	Supplemental Indenture between the Company and The Chase Manhattan Bank, N.A., as Trustee, dated as of October 2, 2001, supplementing the Company Indenture, together with form of 8.250% Note (previously filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, Commission File No. 001-14704, and incorporated herein by reference).

4.5	Form of 6.60% Senior Notes due April 1, 2016 issued under the Company Indenture (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 22, 2006, Commission File No. 001-14704, and incorporated herein by reference).

4.6	Supplemental Indenture among the Company, Tyson Fresh Meats, Inc. and JPMorgan Chase Bank, National Association, dated as of September 18, 2006, supplementing the Company Indenture (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 19, 2006, Commission File No. 001-14704, and incorporated herein by reference).

4.7	Supplemental Indenture dated as of September 15, 2008, between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee (including the form of 3.25% Convertible Senior Notes due 2013), supplementing the Company Indenture (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

4.8	Indenture, dated March 9, 2009, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 10, 2009, Commission File No. 001-14704, and incorporated herein by reference).

4.9	Form of 10.50% Senior Note due 2014 (previously filed as Exhibit 4.2 and included in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 10, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.1	Credit Agreement, dated March 9, 2009, among the Company, JPMorgan Chase Bank, N.A., as the Administrative Agent, J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital, Wachovia Capital Markets, LLC and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Joint Bookrunners and Joint Lead Arrangers, Bank of America, N.A. and Barclays Capital, as Co-Syndication Agents and Wachovia Bank, National Association and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Co Documentation Agents and certain other lenders party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.2	Amendment, dated January 12, 2010, to the Credit Agreement dated March 9, 2009, among the Company, JPMorgan Chase Bank, N.A., as the Administrative Agent, and certain other lenders party thereto (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.3	Convertible note hedge transaction confirmation, dated as of September 9, 2008, by and between JPMorgan Chase Bank, National Association and the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.4	Warrant transaction confirmation, dated as of September 9, 2008, by and between JPMorgan Chase Bank, National Association and the Company (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.5	Letter Agreement, dated as of September 9, 2008, by and between JPMorgan Chase Bank, National Association and the Company (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.6	Convertible note hedge transaction confirmation, dated as of September 9, 2008, by and between Merrill Lynch Financial Markets, Inc. and the Company (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.7	Warrant transaction confirmation, dated as of September 9, 2008, by and between Merrill Lynch Financial Markets, Inc. and the Company (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.8	Letter Agreement, dated as September 9, 2008, by and between Merrill Lynch Financial Markets, Inc. and the Company (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.9	Executive Employment Agreement, dated June 5, 2009, by and between the Company and Leland E. Tollett (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed June 5, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.10	Employment Agreement, dated October 5, 2009, by and between the Company and Craig J. Hart (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.11	Senior Advisor Agreement, dated July 30, 2004, by and between Don Tyson and the Company (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.12	First Amendment, dated October 3, 2010, to the Senior Advisor Agreement, dated July 30, 2004, by and between Don Tyson and the Company.

10.13	Employment Agreement, dated December 16, 2009, by and between the Company and Donnie Smith (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.14	Employment Agreement, dated December 16, 2009, by and between the Company and James V. Lochner (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.15	Employment Agreement, dated August 10, 2009, by and between the Company and Donnie Smith (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 14, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.16	Executive Employment Agreement, dated May 21, 2008, by and between the Company and David L. Van Bebber (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.17	Executive Employment Agreement, dated June 6, 2008, by and between the Company and Dennis Leatherby (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.18	Executive Employment Agreement, dated December 1, 2008, by and between the Company and Jeffrey D. Webster (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.19	Employment Agreement, dated October 5, 2009, by and between the Company and Kenneth J. Kimbro (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.20	Employment Agreement, dated December 9, 2009, by and between the Company and Donnie King (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.21	Employment Agreement, dated December 21, 2009, by and between the Company and Noel White (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.22	Agreement, dated as of October 3, 2010, between the Company and John Tyson.

10.23	Indemnity Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.24	Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain executive officers (previously filed as Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.25	Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005, and reapproved February 5, 2010 (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.26	Tyson Foods, Inc. Restricted Stock Bonus Plan, effective August 21, 1989, as amended and restated on April 15, 1994; and Amendment to Restricted Stock Bonus Plan effective November 18, 1994 (previously filed as Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 1994, Commission File No. 0-3400, and incorporated herein by reference).

10.27	Amended and Restated Tyson Foods, Inc. Employee Stock Purchase Plan, effective as of October 1, 2008 (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.28	First Amendment to the Tyson Foods, Inc. Employee Stock Purchase Plan, effective December 27, 2009 (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.29	Restated Executive Savings Plan of Tyson Foods, Inc. effective January 1, 2009 (previously filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.30	First Amendment to Executive Savings Plan of Tyson Foods, Inc. effective January 1, 2009 (previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.31	Second Amendment to Executive Savings Plan of Tyson Foods, Inc. effective May 1, 2010.

10.32	Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 19, 2004, First Amendment to the Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective February 2, 2007, and Second Amendment to the Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective August 13, 2007 (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.33	Third Amendment to the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2009 (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.34	IBP 1996 Stock Option Plan (previously filed as Exhibit 10.5.7 to IBP’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996, File No. 1-6085 and incorporated herein by reference).

10.35	Amended and Restated Retirement Income Plan of IBP, inc. effective August 1, 2000, and Amendment to Freeze the Retirement Income Plan of IBP, inc. effective December 31, 2002 (previously filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.36	Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective March 1, 2007, First Amendment to the Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective September 24, 2007, and Second Amendment to the Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective January 1, 2008 (previously filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.37	Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2008 (previously filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.38	First Amendment to the Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2008 (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.39	Form of Restricted Stock Agreement pursuant to which restricted stock awards were granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan prior to July 31, 2009 (previously filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.40	Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective July 31, 2009 (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.41	Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective January 1, 2010.

10.42	Form of Stock Option Grant Agreement pursuant to which stock option awards were granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan prior to July 31, 2009 (previously filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.43	Form of Stock Option Grant Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective July 31, 2009 through February 3, 2010.

10.44	Form of Stock Option Grant Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective February 4, 2010.

10.45	Form of Performance Stock Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective September 29, 2009 (previously filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

12.1	Calculation of Ratio of Earnings to Fixed Charges

14.1	Code of Conduct of the Company

16.1	Letter of Ernst & Young LLP dated November 23, 2009 (previously filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed November 23, 2009, Commission File No. 001-14704, and incorporated herein by reference).

21	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers, LLP

23.2	Consent of Ernst & Young, LLP

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Annual Report on Form 10-K for the year ended October 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements, and (vi) Financial Statement Schedule.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Dennis Leatherby	November 22, 2010
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Lloyd V. Hackley	Director	November 22, 2010
Lloyd V. Hackley

/s/ Craig J. Hart	Senior Vice President, Controller and	November 22, 2010
Craig J. Hart	Chief Accounting Officer

/s/ Jim Kever	Director	November 22, 2010
Jim Kever

/s/ Kevin M. McNamara	Director	November 22, 2010
Kevin M. McNamara

/s/ Dennis Leatherby	Executive Vice President and Chief Financial Officer	November 22, 2010
Dennis Leatherby

/s/ Brad T. Sauer	Director	November 22, 2010
Brad T. Sauer

/s/ Donnie Smith	President and Chief Executive Officer	November 22, 2010
Donnie Smith

/s/ Robert C. Thurber	Director	November 22, 2010
Robert C. Thurber

/s/ Barbara A. Tyson	Director	November 22, 2010
Barbara A. Tyson

/s/ Don Tyson	Director	November 22, 2010
Don Tyson

/s/ John Tyson	Chairman of the Board of Directors	November 22, 2010
John Tyson

/s/ Albert C. Zapanta	Director	November 22, 2010
Albert C. Zapanta

FINANCIAL STATEMENT SCHEDULE

TYSON FOODS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended October 2, 2010

					in millions
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
2010	$33	$0	$0	$(1)	$32
2009	12	22	0	(1)	33
2008	8	5	0	(1)	12
Inventory Lower of Cost or Market Allowance:
2010	$22	$7	$0	$(27)	$2
2009	13	57	0	(48)	22
2008	4	29	0	(20)	13