Form 10-Q
period 2011-01-01
TYSON FOODS INC
filed 2011-02-04
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 1, 2011.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	307,480,494
Class B Common Stock, $0.10 Par Value (Class B stock)	70,021,155

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	January 1, 2011	January 2, 2010
Sales	$7,615	$6,635
Cost of Sales	6,871	6,106

Gross Profit	744	529
Selling, General and Administrative	246	215

Operating Income	498	314
Other (Income) Expense:
Interest income	(3)	(3)
Interest expense	66	80
Other, net	(10)	1

Total Other (Income) Expense	53	78

Income before Income Taxes	445	236
Income Tax Expense	151	77

Net Income	294	159
Less: Net Loss Attributable to Noncontrolling Interest	(4)	(1)

Net Income Attributable to Tyson	$298	$160

Weighted Average Shares Outstanding:
Class A Basic	304	303
Class B Basic	70	70
Diluted	379	377
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.81	$0.44
Class B Basic	$0.73	$0.39
Diluted	$0.78	$0.42
Cash Dividends Per Share:
Class A	$0.040	$0.040
Class B	$0.036	$0.036

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	January 1, 2011	October 2, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,122	$978
Accounts receivable, net	1,180	1,198
Inventories, net	2,489	2,274
Other current assets	162	168

Total Current Assets	4,953	4,618
Net Property, Plant and Equipment	3,714	3,674
Goodwill	1,894	1,893
Intangible Assets	163	166
Other Assets	466	401

Total Assets	$11,190	$10,752

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$424	$401
Accounts payable	1,212	1,110
Other current liabilities	1,009	1,034

Total Current Liabilities	2,645	2,545
Long-Term Debt	2,124	2,135
Deferred Income Taxes	354	321
Other Liabilities	520	486
Redeemable Noncontrolling Interest	63	64
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,245	2,243
Retained earnings	3,395	3,113
Accumulated other comprehensive loss	(8)	0
Treasury stock, at cost – 15 million shares	(226)	(229)

Total Tyson Shareholders’ Equity	5,445	5,166
Noncontrolling Interest	39	35

Total Shareholders’ Equity	5,484	5,201

Total Liabilities and Shareholders’ Equity	$11,190	$10,752

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	January 1, 2011	January 2, 2010
Cash Flows From Operating Activities:
Net income	$294	$159
Depreciation and amortization	128	123
Deferred income taxes	39	3
Other, net	20	5
Net changes in working capital	(110)	257

Cash Provided by Operating Activities	371	547

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(158)	(113)
Purchases of marketable securities	(92)	(10)
Proceeds from sale of marketable securities	13	9
Other, net	23	18

Cash Used for Investing Activities	(214)	(96)

Cash Flows From Financing Activities:
Payments on debt	(45)	(76)
Net proceeds from borrowings	44	9
Purchases of treasury shares	(7)	(17)
Dividends	(15)	(15)
Other, net	10	3

Cash Used for Financing Activities	(13)	(96)

Effect of Exchange Rate Change on Cash	0	5

Increase in Cash and Cash Equivalents	144	360
Cash and Cash Equivalents at Beginning of Year	978	1,004

Cash and Cash Equivalents at End of Period	$1,122	$1,364

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended October 2, 2010. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of January 1, 2011, and the results of operations and cash flows for the three months ended January 1, 2011, and January 2, 2010. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.

CONSOLIDATION

The consolidated condensed financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries for which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity. We consolidate Dynamic Fuels since we are the primary beneficiary. At January 1, 2011, Dynamic Fuels had $169 million of total assets, of which $145 million was property, plant and equipment, and $106 million of total liabilities, of which $100 million was long-term debt. At October 2, 2010, Dynamic Fuels had $154 million of total assets, of which $145 million was property, plant and equipment, and $107 million of total liabilities, of which $100 million was long-term debt.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance removing the concept of a qualifying special-purpose entity (QSPE). This guidance also clarifies the requirements for isolation and limitations on portions of financial assets eligible for sale accounting. This guidance is effective for fiscal years beginning after November 15, 2009. We adopted this guidance at the beginning of fiscal year 2011. The adoption did not have a significant impact on our consolidated condensed financial statements.

In June 2009 and December 2009, the FASB issued guidance requiring an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing assessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning after November 15, 2009. We adopted this guidance at the beginning of fiscal year 2011. The adoption did not have a significant impact on our consolidated condensed financial statements.

NOTE 2: OTHER INCOME AND CHARGES

During the first quarter of fiscal 2011, we recorded an $11 million gain related to a sale of interests in an equity method investment. This gain was recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 3: DERIVATIVE FINANCIAL INSTRUMENTS

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

Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored at all times, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at January 1, 2011.

We recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Condensed Balance Sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (i.e., fair value hedge, cash flow hedge, or hedge of a net investment in a foreign operation). We qualify, or designate, a derivative financial instrument as a hedge when contract terms closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) (OCI) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized in earnings immediately. We designate certain forward contracts as follows:

•	Cash Flow Hedges – include certain commodity forward and option contracts of forecasted purchases (i.e., grains) and certain foreign exchange forward contracts.

•	Fair Value Hedges – include certain commodity forward contracts of forecasted purchases (i.e., livestock).

•	Net Investment Hedges – include certain foreign currency forward contracts of permanently invested capital in certain foreign subsidiaries.

Cash flow hedges

Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three months ended January 1, 2011, and January 2, 2010.

We had the following aggregated notionals of outstanding forward and option contracts accounted for as cash flow hedges:

	Metric	January 1, 2011	October 2, 2010
Commodity:
Corn	Bushels	16 million	16 million
Soy meal	Tons	64,600	101,500

The net amount of pretax gains in accumulated OCI as of January 1, 2011, expected to be reclassified into earnings within the next 12 months, was $14 million. During the three months ended January 1, 2011, and January 2, 2010, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	January 1, 2011	January 2, 2010		January 1, 2011	January 2, 2010
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$25	$2	Cost of Sales	$20	$(2)

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

	Metric	January 1, 2011	October 2, 2010
Commodity:
Live Cattle	Pounds	460 million	361 million
Lean Hogs	Pounds	482 million	508 million

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

			in millions
	Consolidated Condensed Statements of Income Classification	January 1, 2011	January 2, 2010
Gain/(Loss) on forwards	Cost of Sales	$(1)	$1
Gain/(Loss) on purchase contract	Cost of Sales	1	(1)

Ineffectiveness related to our fair value hedges was not significant for the three months ended January 1, 2011, and January 2, 2010.

Foreign net investment hedges

We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Condensed Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant for the three months ended January 1, 2011, and January 2, 2010. At January 1, 2011, and October 2, 2010, we had $49 million and $49 million aggregate outstanding notionals related to our forward foreign currency contracts accounted for as foreign net investment hedges.

The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	January 1, 2011	January 2, 2010		January 1, 2011	January 2, 2010
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$(1)	$0	Other Income/Expense	$0	$0

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

We had the following aggregate outstanding notionals related to our undesignated positions:

	Metric	January 1, 2011	October 2, 2010

Commodity:
Corn	Bushels	52 million	38 million
Soy meal	Tons	250,000	367,000
Live Cattle	Pounds	101 million	73 million
Lean Hogs	Pounds	54 million	134 million
Natural Gas	British thermal units	900 billion	450 billion
Foreign Currency	United States dollars	$140 million	$146 million
Interest Rate	Average monthly notional debt	$49 million	$53 million

The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed
	Statements of Income	Gain/(Loss)
	Classification	Recognized in Earnings
		Three Months Ended
		January 1, 2011	January 2, 2010
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$14	$8
Commodity contracts	Cost of Sales	21	(7)
Foreign exchange contracts	Other Income/Expense	(1)	(2)

Total		$34	$(1)

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	January 1, 2011	October 2, 2010
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$10	$20

Derivatives not designated as hedging instruments:
Commodity contracts	37	10
Foreign exchange contracts	2	1

Total derivative assets – not designated	39	11

Total derivative assets	$49	$31

Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$63	$16
Foreign exchange contracts	1	0

Total derivative liabilities – designated	64	16

Derivatives not designated as hedging instruments:
Commodity contracts	33	34
Foreign exchange contracts	2	6
Interest rate contracts	2	3

Total derivative liabilities – not designated	37	43

Total derivative liabilities	$101	$59

Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. See Note 9: Fair Value Measurements for a reconciliation to amounts reported in the Consolidated Condensed Balance Sheets in Other current assets and Other current liabilities.

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

	January 1, 2011	October 2, 2010
Processed products:
Weighted-average method – chicken and prepared foods	$769	$721
First-in, first-out method – beef and pork	503	462
Livestock – first-in, first-out method	870	759
Supplies and other – weighted-average method	347	332

Total inventories, net	$2,489	$2,274

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	January 1, 2011	October 2, 2010
Land	$97	$97
Buildings and leasehold improvements	2,658	2,617
Machinery and equipment	4,811	4,694
Land improvements and other	380	232
Buildings and equipment under construction	313	513

	8,259	8,153
Less accumulated depreciation	4,545	4,479

Net property, plant and equipment	$3,714	$3,674

NOTE 6: OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	January 1, 2011	October 2, 2010
Accrued salaries, wages and benefits	$312	$444
Self-insurance reserves	268	256
Other	429	334

Total other current liabilities	$1,009	$1,034

NOTE 7: COMMITMENTS

We guarantee obligations of certain outside third parties, which consists of a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of January 1, 2011, was $71 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next seven years. The maximum potential amount of the residual value guarantees is $45 million, of which $22 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At January 1, 2011, and October 2, 2010, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of January 1, 2011, was approximately $215 million. The total receivables under these programs were $54 million and $51 million at January 1, 2011, and October 2, 2010, respectively, and are included, net of allowance for uncollectible amounts, in Other Assets in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $15 million and $15 million at January 1, 2011, and October 2, 2010, respectively.

The minority partner in our Shandong Tyson Xinchang Foods joint ventures in China has the right to exercise put options to require us to purchase its entire 40% equity interest at a price equal to the minority partner’s contributed capital plus (minus) its pro-rata share of the joint venture’s accumulated and undistributed net earnings (losses). The put options are exercisable for a five-year term commencing April 2011. At January 1, 2011, the put options, if they had been exercisable, would have resulted in a purchase price of approximately $66 million for the minority partner’s entire equity interest.

NOTE 8: DEBT

The major components of debt are as follows (in millions):

	January 1, 2011	October 2, 2010
Revolving credit facility – expires March 2012	$0	$0
Senior notes:
8.25% Notes due October 2011 (2011 Notes)	315	315
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	810	810
7.35% Senior notes due April 2016 (2016 Notes)	671	701
7.00% Notes due May 2018	121	122
7.00% Notes due January 2028	18	18
Discount on senior notes	(98)	(105)
GO Zone tax-exempt bonds due October 2033 (0.30% at 1/1/2011)	100	100
Other	153	117

Total debt	2,548	2,536
Less current debt	424	401

Total long-term debt	$2,124	$2,135

Revolving Credit Facility

We have a $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. Loans made under this facility will mature and the commitments thereunder will terminate in March 2012. However, if our 2011 Notes are not refinanced, purchased or defeased prior to July 3, 2011, the outstanding loans under this facility will mature on and commitments thereunder will terminate on July 3, 2011. We incurred approximately $30 million in transaction fees which are amortized over the three-year life of this facility.

Availability under this facility, up to $1.0 billion, is based on a percentage of certain eligible receivables and eligible inventory and is reduced by certain reserves. After reducing the amount eligible by outstanding letters of credit issued under this facility, the amount available for borrowing under this facility at January 1, 2011, was $854 million. At January 1, 2011, we had outstanding letters of credit issued under this facility totaling $146 million, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds. We had an additional $64 million of bilateral letters of credit not issued under this facility, none of which were drawn upon.

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

On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of January 1, 2011, none of the conditions permitting conversion of the 2013 Notes had been satisfied.

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

We were in compliance with all debt covenants at January 1, 2011.

NOTE 9: FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

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

January 1, 2011	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$0	$47	$0	$(27)	$20
Foreign Exchange Forward Contracts	0	2	0	(2)	0
Available for Sale Securities:
Debt securities	0	45	71	0	116
Equity securities	15	2	0	0	17
Deferred Compensation Assets	0	169	0	0	169

Total Assets	$15	$265	$71	$(29)	$322

Liabilities:
Commodity Derivatives	$0	$96	$0	$(89)	$7
Foreign Exchange Forward Contracts	0	3	0	(1)	2
Interest Rate Swap	0	2	0	0	2

Total Liabilities	$0	$101	$0	$(90)	$11

October 2, 2010	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$0	$30	$0	$(18)	$12
Foreign Exchange Forward Contracts	0	1	0	(1)	0
Available for Sale Securities:
Debt securities	0	42	73	0	115
Equity securities	15	3	0	0	18
Deferred Compensation Assets	0	86	0	0	86

Total Assets	$15	$162	$73	$(19)	$231

Liabilities:
Commodity Derivatives	$0	$50	$0	$(50)	$0
Foreign Exchange Forward Contracts	0	6	0	(1)	5
Interest Rate Swap	0	3	0	(1)	2

Total Liabilities	$0	$59	$0	$(52)	$7

(a) Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At January 1, 2011, and October 2, 2010, we had posted $68 million and $35 million of cash collateral and held $7 million and $3 million cash collateral with various counterparties, respectively.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three months ended
	January 1, 2011	January 2, 2010
Balance at beginning of year	$73	$72
Total realized and unrealized gains (losses):
Included in earnings	0	0
Included in other comprehensive income (loss)	0	0
Purchases, issuances and settlements, net	(2)	0

Balance at end of period	$71	$72

Total gains (losses) for the three-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$0	$0

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Assets and Liabilities: Our derivatives, including commodities, foreign exchange forward contracts and an interest rate swap, primarily include exchange-traded and over-the-counter contracts which are further described in Note 3: Derivative Financial Instruments. We record our commodity derivatives at fair value using quoted market prices adjusted for credit and non-performance risk and internal models that use as their basis readily observable market inputs including current and forward commodity market prices. Our foreign exchange forward contracts are recorded at fair value based on quoted prices and spot and forward currency prices adjusted for credit and non-performance risk. Our interest rate swap is recorded at fair value based on quoted LIBOR swap rates adjusted for credit and non-performance risk. We classify these instruments in Level 2 when quoted market prices can be corroborated utilizing observable current and forward commodity market prices on active exchanges, observable market transactions of spot currency rates and forward currency prices or observable benchmark market rates at commonly quoted intervals.

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

Additionally, we have eight million shares of Syntroleum Corporation common stock and 4.25 million warrants, which expire in early fiscal 2013, to purchase an equivalent amount of Syntroleum Corporation common stock at an average price of $2.87. We record the shares and warrants in Other Assets in the Consolidated Condensed Balance Sheets at fair value based on quoted market prices. We classify the shares as Level 1 as the fair value is based on unadjusted quoted prices available in active markets. We classify the warrants as Level 2 as fair value can be corroborated based on observable market data.

(in millions)	January 1, 2011			October 2, 2010
	Amortized Cost Basis	Fair Value	Unrealized Gain	Amortized Cost Basis	Fair Value	Unrealized Gain
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$45	$45	$0	$41	$42	$1
Corporate and Asset-Backed (a)	40	43	3	43	46	3
Redeemable Preferred Stock	28	28	0	27	27	0

Equity Securities:
Common Stock	9	15	6	9	15	6
Stock Warrants	0	2	2	0	3	3

(a)	At January 1, 2011, and October 2, 2010, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $3 million and $3 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairments in earnings for the three month periods ending January 1, 2011, and January 2, 2010. No other than temporary losses were deferred in OCI as of January 1, 2011, and October 2, 2010.

Deferred Compensation Assets: We maintain non-qualified deferred compensation plans for certain executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The investments are recorded at fair value based on quoted market prices and are included in Other Assets in the Consolidated Condensed Balance Sheets. We classify the investments which have observable market prices in active markets in Level 1 as these are generally publicly-traded mutual funds. The remaining deferred compensation assets are classified in Level 2, as fair value can be corroborated based on observable market data. Realized and unrealized gains (losses) on deferred compensation are included in earnings.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended January 1, 2011, and January 2, 2010.

Other Financial Instruments

Fair values for debt are based on quoted market prices or published forward interest rate curves. Fair value and carrying value for our debt were as follows (in millions):

	January 1, 2011		October 2, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,760	$2,548	$2,770	$2,536

For all of our other financial instruments, the estimated fair value approximated the carrying value at January 1, 2011, and October 2, 2010. The carrying value of our other financial instruments, not otherwise disclosed herein, included notes receivable, which approximated fair value at January 1, 2011, and October 2, 2010. Notes receivable were recorded in Other Current Assets in the Consolidated Condensed Balance Sheets and totaled $50 million and $49 million at January 1, 2011, and October 2, 2010, respectively. The fair values were determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

NOTE 10: CONTINGENCIES

We are involved in various claims and legal proceedings. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. We record accruals for such matters to the extent that we conclude a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Such accruals are reflected in the Company’s Consolidated Condensed Financial Statements. In our opinion, we have made appropriate and adequate accruals for these matters and believe the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations. Listed below are certain claims made against the Company and/or our subsidiaries for which the potential exposure is considered material to the Company’s Consolidated Condensed Financial Statements. We believe we have substantial defenses to the claims made and intend to vigorously defend these matters.

Several private lawsuits are pending against us alleging that we failed to compensate poultry plant employees for all hours worked, including overtime compensation, in violation of the Federal Labor Standards Act (FLSA). These lawsuits include DeAsencio v. Tyson Foods, Inc. (DeAsencio), filed on August 22, 2000, in the U.S. District Court for the Eastern District of Pennsylvania. This matter involves similar allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. They seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. Plaintiffs appealed a jury verdict and final judgment entered in our favor on June 22, 2006, in the U.S. District Court for the Eastern District of Pennsylvania. On September 7, 2007, the U.S. Court of Appeals for the Third Circuit reversed the jury verdict and remanded the case to the District Court for further proceedings. We sought rehearing en banc, which was denied by the Court of Appeals on October 5, 2007. The United States Supreme Court denied our petition for a writ of certiorari on June 9, 2008. The new trial date has not been set.

The other private lawsuits referred to above are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S.D. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E.D. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W.D. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M.D. Georgia, March 5, 2007); Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M.D. Georgia, May 23, 2007) (the “Williams Case”). Similar to DeAsencio, each of these matters involves allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation, which was granted on August 17, 2007. These cases and five other cases subsequently filed involving the same allegations, Armstrong, et al. v. Tyson Foods, Inc. (W.D. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E.D. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E.D. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W.D. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W.D. North Carolina, February 6, 2008), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (“MDL Proceedings”). On January 2, 2008, the Court issued a Joint Scheduling and Case Management Order. This order granted Conditional Class Certification and called for notice to be given to potential putative class members via a third party administrator. The potential class members had until April 18, 2008, to “opt in” to the class. Approximately 13,800 employees and former employees filed their consents to “opt-in” to the class. On October 15, 2008, the Court denied the plaintiffs’ motion for equitable tolling, which, if granted, would have extended the time period in which the plaintiffs could have sought damages. However, in addition to the consents already obtained, the Court allowed the plaintiffs to obtain corrected and reaffirmed opt-in consents that were previously filed in the matter of M.H. Fox, et al. v. Tyson Foods, Inc. (N.D. Alabama, June 22, 1999). The deadline for filing these consents was December 31, 2008, and according to the third party administrator, approximately 4,000 reaffirmed consents were filed, some or all of which may be in addition to the approximately 13,800 consents filed previously. The parties have completed discovery at eight of our facilities and our corporate headquarters in Springdale, Arkansas. In July 2009 we filed class decertification motions for the eight facilities involved in discovery. We also filed

Motions for Partial Summary Judgment for these eight facilities. Oral arguments for these motions occurred on February 3, 2010, and, on March 16, 2010, the Court granted partial summary judgment with respect to two unionized facilities and denied the remaining motions. The Court concluded that the activities at these two facilities met the definition of “clothes changing” under Section 203(o) of the FLSA and that the time engaged in pre- and post-shift donning and doffing is not compensable. The Court did not rule on whether Section 203(o) activity could begin the continuous work day, thereby making all walking, sanitizing and washing time after that activity compensable. We then filed a motion for certification of a permissive appeal on whether Section 203(o) activity can start the continuous workday and whether washing required clothing items is covered by Section 203(o). On April 23, 2010, the Court granted us permission to appeal these issues to the Eleventh Circuit Court of Appeals. The Court also retained jurisdiction with respect to the eight facilities while staying proceedings with respect to seven. It then scheduled trial in the Williams Case for October 12, 2010. On April 16, 2010, the Court lifted a previously entered stay of discovery with respect to our remaining 32 facilities subject to the MDL Proceedings and ordered the parties to meet, confer, and report to the Court any discovery agreements and disputed issues within 45 days. On June 7, 2010, the Court issued a scheduling order which set the close of discovery for the remaining 32 facilities for May 31, 2012. On September 22, 2010, the Court granted the parties’ joint motion to stay further proceedings in the MDL Proceedings, including the trial in the Williams case, in order to allow the parties an opportunity to explore settlement. The plaintiffs subsequently filed a motion to lift the stay, and the Court granted this motion on November 15, 2010. The parties have reached a settlement agreement for the back pay liability (exclusive of attorneys’ fees) in the Williams case, which was set for trial on February 14, 2011. On January 21, 2011, the parties notified the court of their intention to file a motion for approval of the settlement agreement and a motion to file the agreement under seal. As part of the settlement, the parties also agreed to stay further MDL proceedings to allow the parties to continue to explore settlement of the remaining lawsuits.

We have pending eleven separate wage and hour actions involving Tyson Fresh Meats Inc.’s plants located in Lexington, Nebraska (Lopez, et al. v. Tyson Foods, Inc., D. Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, May 15, 2006), Storm Lake, Iowa (Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Robinson, et al. v. Tyson Foods, Inc., d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007), Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., D. Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., D. Nebraska, February 29, 2008), Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Council Bluffs, Iowa (Maxwell (f/k/a Salazar), et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, April 29, 2008); Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008); and Goodlettsville, Tennessee (Abadeer v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc., M.D. Tennessee, February 6, 2009). The actions allege we failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the FLSA and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction. On January 31, 2011, the Garcia court denied the parties’ motions for summary judgment. Trials in the Garcia, Lopez, Bouaphakeo and Robinson cases are scheduled for March 1, 2011, May 16, 2011, September 7, 2011 and October 31, 2011, respectively.

We also have pending one wage and hour action involving our Tyson Prepared Foods plant located in Jefferson, Wisconsin (Weissman, et al. v. Tyson Prepared Foods, Inc., Jefferson County (Wisconsin) Circuit Court, October 20, 2010) The plaintiffs allege that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and the associated time it takes to walk to and from their workstations post-donning and pre-doffing of protective and sanitary clothing. Six named plaintiffs seek to act as state law class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs.

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

On May 8, 2008, a lawsuit was filed against the Company and two of our employees in the District Court of McCurtain County, Oklahoma styled Armstrong, et al. v. Tyson Foods, Inc., et al. (the “Armstrong Case”). The lawsuit was brought by a group of 52 poultry growers who allege that certain of our live production practices in Oklahoma constitute fraudulent inducement, fraud, unjust enrichment, negligence, gross negligence, unconscionability, violations of the Oklahoma Business Sales Act, Deceptive Trade Practice violations, violations of the Consumer Protection Act, and conversion, as well as other theories of recovery. The plaintiffs sought damages in an unspecified amount. On October 30, 2009, 20 additional growers represented by the same attorney filed a lawsuit against us in the same court asserting the same or similar claims, which is styled Clardy, et al. v. Tyson Foods, Inc., et al. (the “Clardy Case”). In both of these cases we have denied all allegations of wrongdoing. In June 2009, the plaintiffs in the Armstrong case requested an expedited trial date for a smaller group of plaintiffs they claimed were facing imminent financial peril. The Court ultimately severed a group of 10 plaintiffs from the Armstrong Case, and a trial began on March 15, 2010. There were numerous irregularities and rulings during the trial which we believe to have been legally erroneous and highly prejudicial to our right to a fair trial. On April 1, 2010, the jury returned a verdict against us and one of our employees, and on April 2, 2010, the jury returned a punitive damages verdict against us. After a dispute caused by inconsistencies between the multiple verdict forms completed by the jury and apparent confusion by the jury as to how to complete those verdict forms, the Court entered a final judgment in the amount of $8,655,735. Subsequent to the trial, the presiding judge disqualified from the cases and the Oklahoma Supreme Court appointed a new judge to the cases. The Company filed post-trial motions challenging the verdict. Those motions were denied. The Company has appealed the verdict to the Oklahoma Supreme Court. We filed a motion with the trial court to change venue from McCurtain County on the grounds that the numerous irregularities that occurred during the trial, coupled with the attendant publicity, resulted in community bias which would prevent the Company from receiving a fair trial in McCurtain County. The trial court granted this motion and the case will be transferred to Choctaw County, Oklahoma. We filed another motion, which the trial court also granted, to stay all future trials of the claims of the plaintiffs in the Armstrong Case and the Clardy Case pending the outcome of the appeal of the first trial. We also filed a motion to sever all of the plaintiffs’ claims into individual cases, which was heard on January 25, 2010. This motion was denied, but the Court took under advisement the sizes and groupings of plaintiffs in future trials. We believe numerous and substantial legal errors were made by the Court during the trial and that a review of and guidance on these issues by the appellate court could have a substantial impact on the outcome of future trials in the Armstrong Case and the Clardy Case.

In November 2006, the Audit Committee of our Board of Directors engaged outside counsel to conduct a review of certain payments that had been made by one of our subsidiaries in Mexico, including payments to individuals employed by Mexican governmental bodies. The payments, the amount of which we believe are immaterial, were discontinued in November 2006. We voluntarily informed the Securities and Exchange Commission and the U.S. Department of Justice of our review and preliminary findings. As part of our commitment to full cooperation with the government’s review of this matter, we have held meetings with the relevant governmental authorities, which we believe have resulted in significant progress towards resolution of this matter. We do not expect this resolution to have a material impact on our consolidated financial statements.

NOTE 11: INCOME TAXES

The effective tax rate was 34.0% and 32.9% for the first quarter of fiscal years 2011 and 2010, respectively. The effective tax rate for the first quarter of fiscal 2011 was impacted by such items as state income taxes, the domestic production deduction, general business credits and reduction of a valuation allowance related to an equity method investment.

Unrecognized tax benefits were $192 million and $184 million at January 1, 2011, and October 2, 2010, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $155 million and $150 million at January 1, 2011, and October 2, 2010, respectively. The change in unrecognized tax benefits did not have a material effect on the effective tax rate.

We classify interest and penalties on unrecognized tax benefits as income tax expense. At January 1, 2011, and October 2, 2010, before tax benefits, we had $65 million and $64 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

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

NOTE 12: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	January 1, 2011	January 2, 2010
Numerator:
Net income	$294	$159
Less: Net loss attributable to noncontrolling interest	(4)	(1)

Net income attributable to Tyson	298	160
Less Dividends:
Class A ($0.040/share)	12	12
Class B ($0.036/share)	3	3

Undistributed earnings	$283	$145

Class A undistributed earnings	$234	$120
Class B undistributed earnings	49	25

Total undistributed earnings	$283	$145

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	304	303
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	4

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	379	377

Net Income Per Share Attributable to Tyson:
Class A Basic	$0.81	$0.44
Class B Basic	$0.73	$0.39
Diluted	$0.78	$0.42

Approximately 4 million and 10 million of our stock-based compensation shares were antidilutive at January 1, 2011, and January 2, 2010, respectively. These shares were not included in the dilutive earnings per share calculation.

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

NOTE 13: COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	January 1, 2011	January 2, 2010
Net income	$294	$159
Other comprehensive income (loss), net of tax:
Net hedging unrealized (gain) loss reclassified to earnings	(13)	1
Net hedging unrealized gain	12	1
Unrealized gain (loss) on investments	(2)	1
Currency translation adjustment	(5)	6
Postretirement benefits reserve adjustments	0	(1)

Total comprehensive income	286	167
Comprehensive loss attributable to noncontrolling interest	(4)	(1)

Total comprehensive income attributable to Tyson	$290	$168

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended
	January 1, 2011	January 2, 2010
Income tax expense (benefit):
Net hedging unrealized (gain) loss reclassified to earnings	$(7)	$1
Net hedging unrealized gain	13	1
Unrealized loss on investments	0	0
Postretirement benefits reserve adjustments	0	0

Total income tax expense	$6	$2

NOTE 14: SEGMENT REPORTING

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. We measure segment profit as operating income (loss).

Chicken: Chicken operations include breeding and raising chickens, as well as processing live chickens into fresh, frozen and value-added chicken products and logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international markets. It also includes sales from allied products and our chicken breeding stock subsidiary.

Beef: Beef operations include processing live fed cattle and fabricating dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. This segment also includes sales from allied products such as hides and variety meats, as well as logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international markets. Allied products are marketed to manufacturers of pharmaceuticals and technical products.

Pork: Pork operations include processing live market hogs and fabricating pork carcasses into primal and sub-primal cuts and case-ready products. This segment also includes our live swine group, related allied product processing activities and logistics operations to move products through the supply chain. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international markets. We sell allied products to pharmaceutical and technical products manufacturers, as well as a limited number of live swine to pork processors.

Prepared Foods: Prepared Foods operations include manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. Products include pepperoni, bacon, beef and pork pizza toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international markets.

The results from Dynamic Fuels are included in Other.

Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended
	January 1, 2011	January 2, 2010
Sales:
Chicken	$2,619	$2,425
Beef	3,185	2,717
Pork	1,238	947
Prepared Foods	806	713
Other	8	0
Intersegment Sales	(241)	(167)

Total Sales	$7,615	$6,635

Operating Income:
Chicken	$181	$78
Beef	116	119
Pork	177	62
Prepared Foods	28	55
Other	(4)	0

Total Operating Income	498	314

Total Other (Income) Expense	53 (a)	78

Income before Income Taxes	$445	$236

(a)	Includes $11 million gain related to a sale of interests in an equity method investment.

The Beef segment had sales of $50 million and $35 million in the first quarter of fiscal years 2011 and 2010, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $191 million and $132 million in the first quarter of fiscal years 2011 and 2010, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

NOTE 15: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statement of Income for the three months ended January 1, 2011	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$105	$4,333	$3,155	$(241)	$7,247	$358	$(95)	$7,615
Cost of Sales	(43)	4,000	2,926	(241)	6,685	324	(95)	6,871

Gross Profit	148	333	229	0	562	34	0	744
Selling, general and administrative	17	56	148	0	204	25	0	246

Operating Income	131	277	81	0	358	9	0	498

Other (Income) Expense:
Interest expense, net	(54)	60	58	0	118	(1)	0	63
Other, net	(12)	0	(1)	0	(1)	3	0	(10)
Equity in net earnings of subsidiaries	(165)	(22)	(13)	20	(15)	(2)	182	0

Total Other (Income) Expense	(231)	38	44	20	102	0	182	53

Income (Loss) before Income Taxes	362	239	37	(20)	256	9	(182)	445
Income Tax Expense	64	74	10	0	84	3	0	151

Net Income (Loss)	298	165	27	(20)	172	6	(182)	294
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(4)	0	(4)

Net Income (Loss) Attributable to Tyson	$298	$165	$27	$(20)	$172	$10	$(182)	$298

Condensed Consolidating Statement of Income for the three months ended January 2, 2010	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$93	$3,604	$2,925	$(185)	$6,344	$289	$(91)	$6,635
Cost of Sales	(10)	3,389	2,726	(185)	5,930	277	(91)	6,106

Gross Profit	103	215	199	0	414	12	0	529
Selling, general and administrative	28	44	124	0	168	19	0	215

Operating Income (Loss)	75	171	75	0	246	(7)	0	314

Other (Income) Expense:
Interest expense, net	76	2	4	0	6	(5)	0	77
Other, net	4	0	(1)	0	(1)	(2)	0	1
Equity in net earnings of subsidiaries	(164)	(18)	10	12	4	(6)	166	0

Total Other (Income) Expense	(84)	(16)	13	12	9	(13)	166	78

Income (Loss) before Income Taxes	159	187	62	(12)	237	6	(166)	236
Income Tax Expense (Benefit)	(1)	53	18	0	71	7	0	77

Net Income (Loss)	160	134	44	(12)	166	(1)	(166)	159
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(1)	0	(1)

Net Income (Loss) Attributable to Tyson	$160	$134	$44	$(12)	$166	$0	$(166)	$160

Condensed Consolidating Balance Sheet as of January 1, 2011	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$3	$0	$869	$0	$869	$250	$0	$1,122
Accounts receivable, net	0	2,184	4,045	0	6,229	145	(5,194)	1,180
Inventories, net	3	828	1,459	0	2,287	199	0	2,489
Other current assets	45	23	56	(29)	50	96	(29)	162

Total Current Assets	51	3,035	6,429	(29)	9,435	690	(5,223)	4,953
Net Property, Plant and Equipment	39	877	2,276	0	3,153	522	0	3,714
Goodwill	0	881	967	0	1,848	46	0	1,894
Intangible Assets	0	35	53	0	88	75	0	163
Other Assets	2,250	250	179	0	429	293	(2,506)	466
Investment in Subsidiaries	10,952	1,797	603	(1,614)	786	316	(12,054)	0

Total Assets	$13,292	$6,875	$10,507	(1,643)	$15,739	$1,942	$(19,783)	$11,190

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$317	$0	$0	$0	$0	$107	$0	$424
Accounts payable	9	520	620	0	1,140	63	0	1,212
Other current liabilities	5,239	177	287	(29)	435	558	(5,223)	1,009

Total Current Liabilities	5,565	697	907	(29)	1,575	728	(5,223)	2,645
Long-Term Debt	1,986	1,420	916	0	2,336	138	(2,336)	2,124
Deferred Income Taxes	26	96	219	0	315	13	0	354
Other Liabilities	270	159	206	0	365	55	(170)	520
Redeemable Noncontrolling Interest	0	0	0	0	0	63	0	63

Total Tyson Shareholders’ Equity	5,445	4,503	8,259	(1,614)	11,148	906	(12,054)	5,445
Noncontrolling Interest	0	0	0	0	0	39	0	39

Total Shareholders’ Equity	5,445	4,503	8,259	(1,614)	11,148	945	(12,054)	5,484

Total Liabilities and Shareholders’ Equity	$13,292	$6,875	$10,507	$(1,643)	$15,739	$1,942	$(19,783)	$11,190

Condensed Consolidating Balance Sheet as of October 2, 2010	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$2	$731	$0	$733	$243	$0	$978
Accounts receivable, net	0	2,389	4,670	0	7,059	132	(5,993)	1,198
Inventories, net	0	734	1,361	0	2,095	179	0	2,274
Other current assets	43	49	27	(9)	67	95	(37)	168

Total Current Assets	45	3,174	6,789	(9)	9,954	649	(6,030)	4,618
Net Property, Plant and Equipment	39	870	2,257	0	3,127	508	0	3,674
Goodwill	0	880	967	0	1,847	46	0	1,893
Intangible Assets	0	37	53	0	90	76	0	166
Other Assets	2,804	101	61	0	162	295	(2,860)	401
Investment in Subsidiaries	10,776	1,785	631	(1,607)	809	307	(11,892)	0

Total Assets	$13,664	$6,847	$10,758	$(1,616)	$15,989	$1,881	$(20,782)	$10,752

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$317	$0	$0	$0	$0	$84	$0	$401
Accounts payable	16	421	608	0	1,029	65	0	1,110
Other current liabilities	6,044	168	335	(9)	494	526	(6,030)	1,034

Total Current Liabilities	6,377	589	943	(9)	1,523	675	(6,030)	2,545
Long-Term Debt	2,011	1,638	1,228	0	2,866	118	(2,860)	2,135
Deferred Income Taxes	0	105	204	0	309	12	0	321
Other Liabilities	110	148	179	0	327	49	0	486
Redeemable Noncontrolling Interest	0	0	0	0	0	64	0	64

Total Tyson Shareholders’ Equity	5,166	4,367	8,204	(1,607)	10,964	928	(11,892)	5,166
Noncontrolling Interest	0	0	0	0	0	35	0	35

Total Shareholders’ Equity	5,166	4,367	8,204	(1,607)	10,964	963	(11,892)	5,201

Total Liabilities and Shareholders’ Equity	$13,664	$6,847	$10,758	$(1,616)	$15,989	$1,881	$(20,782)	$10,752

Condensed Consolidating Statement of Cash Flows for the three months ended January 1, 2011	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$159	$275	$(20)	$0	$255	$(43)	$0	$371

Cash Flows from Investing Activities:
Additions to property, plant and equipment	0	(35)	(103)	0	(138)	(20)	0	(158)
Purchases of marketable securities, net	0	(58)	(21)	0	(79)	0	0	(79)
Other, net	23	0	0	0	0	0	0	23

Cash Provided by (Used for) Investing Activities	23	(93)	(124)	0	(217)	(20)	0	(214)

Cash Flows from Financing Activities:
Net change in debt	(35)	(6)	0	0	(6)	40	0	(1)
Purchase of treasury shares	(7)	0	0	0	0	0	0	(7)
Dividends	(15)	0	0	0	0	0	0	(15)
Other, net	4	0	0	0	0	6	0	10
Net change in intercompany balances	(128)	(178)	282	0	104	24	0	0

Cash Provided by (Used for) Financing Activities	(181)	(184)	282	0	98	70	0	(13)

Effect of Exchange Rate Change on Cash	0	0	0	0	0	0	0	0

Increase (Decrease) in Cash and Cash Equivalents	1	(2)	138	0	136	7	0	144
Cash and Cash Equivalents at Beginning of Year	2	2	731	0	733	243	0	978

Cash and Cash Equivalents at End of Period	$3	$0	$869	$0	$869	$250	$0	$1,122

Condensed Consolidating Statement of Cash Flows for the three months ended January 2, 2010	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$274	$167	$148	$0	$315	$(42)	$0	$547

Cash Flows from Investing Activities:
Additions to property, plant and equipment	0	(13)	(57)	0	(70)	(43)	0	(113)
Purchases of marketable securities, net	0	0	0	0	0	(1)	0	(1)
Other, net	0	1	8	0	9	9	0	18

Cash Used for Investing Activities	0	(12)	(49)	0	(61)	(35)	0	(96)

Cash Flows from Financing Activities:
Net change in debt	(66)	0	0	0	0	(1)	0	(67)
Purchase of treasury shares	(17)	0	0	0	0	0	0	(17)
Dividends	(15)	0	0	0	0	0	0	(15)
Other, net	3	0	0	0	0	0	0	3
Net change in intercompany balances	(179)	(155)	303	0	148	31	0	0

Cash Provided by (Used for) Financing Activities	(274)	(155)	303	0	148	30	0	(96)

Effect of Exchange Rate Change on Cash	0	0	0	0	0	5	0	5

Increase (Decrease) in Cash and Cash Equivalents	0	0	402	0	402	(42)	0	360
Cash and Cash Equivalents at Beginning of Year	0	0	788	0	788	216	0	1,004

Cash and Cash Equivalents at End of Period	$0	$0	$1,190	$0	$1,190	$174	$0	$1,364

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

•	General – As a result of improved internal performance and a favorable market environment, our operating results remained strong in the first quarter of fiscal 2011.

•

We continue to focus on maximizing our margins through margin management and operational efficiency improvements. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added products initiatives. The operational efficiencies occurred in the areas of yields, cost reduction, labor management, logistics cost optimization, capacity utilization and live bird operations (including livability and feed conversion).

•

Market environment – Within the Beef and Pork segments, we had tight protein supplies with strong demand which created a favorable pricing environment. Our Chicken segment had a slight reduction in average sales prices as compared to the same quarter of fiscal 2010; however, we increased our sales volumes by 8.4%.

•

As a result of improving market conditions and our own margin management and operational efficiency improvements, our operating margins were 6.5% in the first quarter of fiscal 2011. The following is a summary of operating margins by segment:

•	Chicken – 6.9%

•	Beef – 3.6%

•	Pork – 14.3%

•	Prepared Foods – 3.5%

•

Debt and Liquidity – During the first quarter of fiscal 2011, we generated $371 million of operating cash flows. At January 1, 2011, we had approximately $2.0 billion of liquidity, which includes availability under our credit facility and $1.1 billion of cash and cash equivalents.

in millions, except per share data	Three Months Ended
	January 1, 2011	January 2, 2010
Net income attributable to Tyson	$298	$160
Net income attributable to Tyson – per diluted share	0.78	0.42

First quarter of fiscal 2011 – Net income attributable to Tyson included the following item:

•	$11 million gain related to a sale of interests in an equity method investment

Fiscal 2011 Outlook

In fiscal 2011, overall domestic protein (chicken, beef, pork and turkey) production is expected to slightly increase. Because exports are likely to grow as well, we forecast total domestic availability of protein to be down slightly compared to fiscal 2010, which should continue to support pricing. The following is a summary of the fiscal 2011 outlook for each of our segments, as well as an outlook on capital expenditures, net interest expense and debt:

•

Chicken – Going into fiscal 2011, we planned seasonal production cutbacks which we then continued into our second quarter in order to match our supply with customer demand. Based on USDA data, we expect industry production will increase from fiscal 2010 levels. In addition, current futures prices indicate higher grain costs in fiscal 2011 compared to fiscal 2010 of approximately $500 million. We expect to offset a significant portion of the increased grain costs and the impact of additional supplies with operational, pricing and mix improvements.

•

Because of these factors, we expect our operating margins will be lower for the remainder of fiscal 2011, as compared to the first quarter fiscal 2011. Unlike fiscal 2008 when the industry experienced a similar production and grain cost environment, we expect to remain profitable during the remainder of fiscal 2011. Our expectations are based on the significant operational improvements of approximately $600 million realized since 2008. Additionally, a significant portion of our increased capital expenditures focused on spending for production and labor efficiencies, yield improvements and sales mix flexibility. These improvements began in late fiscal 2010 and are scheduled to continue into fiscal 2011 are expected to result in an additional $200 million of savings in fiscal 2011.

•

Beef – We expect to see a gradual reduction in fed cattle supplies of 1-2% for the remainder of fiscal 2011 as compared to fiscal 2010, while live weights should increase. We do not expect a significant change in the fundamentals of our Beef business for the balance of fiscal 2011. We expect adequate supplies in the regions we operate our plants and for beef exports to remain strong in fiscal 2011.

•

Pork – We expect hog supplies in fiscal 2011 to be comparable to fiscal 2010 and to be adequate in the regions in which we operate. We expect pork exports to remain strong in fiscal 2011. Our first quarter of fiscal 2011 was a record quarter due to strong exports and demand. While we expect results should remain above our normalized range for the balance of the fiscal year, we do not expect the remainder of fiscal 2011 to be at our first quarter levels.

•

Prepared Foods – We expect operational improvements and increased pricing to offset the likely increase in raw material costs in fiscal 2011. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. However, there is a lag time for price increases to take effect, which is what we experienced during the first quarter of fiscal 2011.

•	Capital Expenditures – We expect fiscal 2011 capital expenditures to be approximately $700 million.

•	Net Interest Expense – We expect fiscal 2011 net interest expense will be approximately $245 million, down nearly $90 million compared to fiscal 2010.

•

Debt – We will continue to use our available cash to repurchase notes when available at attractive rates. The only significant maturities of debt coming due over the next three fiscal years (2011-2013) are our 8.25% Notes due October 1, 2011 (2011 Notes), of which the balance was $315 million at January 1, 2011. We plan to retire these notes with current cash on hand and/or cash flows from operations.

Summary of Results

Sales

in millions	Three Months Ended
	January 1, 2011	January 2, 2010
Sales	$7,615	$6,635
Change in sales volume	4.5%
Change in average sales price	9.8%
Sales growth	14.8%

First quarter – Fiscal 2011 vs Fiscal 2010

•

Sales Volume – Sales were positively impacted by higher sales volume, which accounted for an increase of approximately $273 million. All segments had an increase in sales volume, with the majority of the increase in the Chicken and Pork segments.

•

Average Sales Price – Sales were also positively impacted by higher average sales prices, which accounted for an increase of approximately $707 million. This increase was driven by an increase in average sales prices in the Beef, Pork and Prepared Foods segments, which was largely due to higher live and raw material costs.

Cost of Sales

in millions	Three Months Ended
	January 1, 2011	January 2, 2010
Cost of sales	$6,871	$6,106
Gross margin	$744	$529
Cost of sales as a percentage of sales	90.2%	92.0%

First quarter – Fiscal 2011 vs Fiscal 2010

•	Cost of sales increased $765 million. Higher cost per pound increased cost of sales $514 million, while higher sales volume increased cost of sales $251 million.

•	Increase in average domestic live cattle and hog costs of approximately $509 million.

•

Decrease due to net gains of $51 million in the first quarter of fiscal 2011, as compared to net gains of $1 million in the first quarter of fiscal 2010, from our commodity risk management activities related to grain and energy purchases, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

Selling, General and Administrative

in millions	Three Months Ended
	January 1, 2011	January 2, 2010
Selling, general and administrative expense	$246	$215
As a percentage of sales	3.2%	3.2%

First quarter – Fiscal 2011 vs Fiscal 2010

•	Increase of $27 million related to incentive and salary based compensation.

Interest Expense

in millions	Three Months Ended
	January 1, 2011	January 2, 2010
Cash interest expense	$51	$72
Losses on notes repurchased	3	1
Non-cash interest expense	12	7

Total Interest Expense	$66	$80

First quarter – Fiscal 2011 vs Fiscal 2010

•

Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due primarily to lower average weekly indebtedness of approximately 26%.

•

Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on our revolving credit facility, the 2014 Notes, as well as the accretion of the debt discount on the 2013 Notes and 2014 Notes.

Other (Income) Expense, net

in millions	Three Months Ended
	January 1, 2011	January 2, 2010
	$(10)	$1

First quarter of fiscal 2011

•	Includes $11 million gain related to a sale of interests in an equity method investment.

Effective Tax Rate

Three Months Ended
January 1, 2011	January 2, 2010
34.0%	32.9%

First quarter of fiscal 2011 – The effective tax rate was impacted by:

•	the domestic production deduction;

•	state income taxes;

•	the reduction of a valuation allowance related to an equity method investment; and

•	general business credits.

First quarter of fiscal 2010 – The effective tax rate was impacted by:

•	state income taxes;

•	losses in foreign jurisdictions and related valuation allowances;

•	the domestic production deduction;

•	general business credits; and

•	adjustments to uncertain tax positions due to tax audit resolutions and statute expirations.

Segment Results

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income, which is how we measure segment income.

in millions	Sales		Operating Income
	Three Months Ended		Three Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Chicken	$2,619	$2,425	$181	$78
Beef	3,185	2,717	116	119
Pork	1,238	947	177	62
Prepared Foods	806	713	28	55
Other	8	0	(4)	0
Intersegment Sales	(241)	(167)	—	—

Total	$7,615	$6,635	$498	$314

Chicken Segment Results

in millions	Three Months Ended
	January 1, 2011	January 2, 2010	Change
Sales	$2,619	$2,425	$194
Sales Volume Change			8.4%
Average Sales Price Change			(0.4)%

Operating Income	$181	$78	$103
Operating Margin	6.9%	3.2%

First quarter – Fiscal 2011 vs Fiscal 2010

•	Operating Income –
•

Operational Improvements – Operating results were positively impacted by an increase in sales volume and operational improvements, which included: yield, mix and live production performance improvements; additional processing flexibility; and reduced interplant product movement.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to grain and energy purchases. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results.

Income - in millions	Qtr
2011	$51
2010	1

Improvement in operating results	$50

Beef Segment Results

in millions	Three Months Ended
	January 1, 2011	January 2, 2010	Change
Sales	$3,185	$2,717	$468
Sales Volume Change			0.7%
Average Sales Price Change			16.4%

Operating Income	$116	$119	$(3)
Operating Margin	3.6%	4.4%

First quarter – Fiscal 2011 vs Fiscal 2010

•	Sales and Operating Income –

•

We have sustained our operating income by maximizing our revenues relative to the rising live cattle markets, partially attributable to strong export sales. This was partially offset by an increase in operating costs.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live cattle. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr
2011	$(9)
2010	6

Decline in operating results	$(15)

Pork Segment Results

in millions	Three Months Ended
	January 1, 2011	January 2, 2010	Change
Sales	$1,238	$947	$291
Sales Volume Change			5.8%
Average Sales Price Change			23.5%
Operating Income	$177	$62	$115
Operating Margin	14.3%	6.5%

First quarter – Fiscal 2011 vs Fiscal 2010

•	Sales and Operating Income –

•	We increased our operating margins by maximizing our revenues relative to the live hog markets, partially attributable to strong export sales and operational and mix performance.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live hogs. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr
2011	$13
2010	(7)

Improvement in operating results	$20

Prepared Foods Segment Results

in millions	Three Months Ended
	January 1, 2011	January 2, 2010	Change
Sales	$806	$713	$93
Sales Volume Change			0.3%
Average Sales Price Change			12.6%

Operating Income	$28	$55	$(27)
Operating Margin	3.5%	7.7%

First quarter – Fiscal 2011 vs Fiscal 2010

•

Operating income declined due to an increase in raw material costs that exceeded the increase in our average sales prices. In the first quarter of fiscal 2010, we received $8 million in insurance proceeds related to the flood damage at our Jefferson, Wisconsin, plant.

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

Cash Flows from Operating Activities

in millions	Three Months Ended
	January 1, 2011	January 2, 2010
Net income	$294	$159
Non-cash items in net income:
Depreciation and amortization	128	123
Deferred income taxes	39	3
Other, net	20	5
Changes in working capital	(110)	257

Net cash provided by operating activities	$371	$547

Cash flows associated with changes in working capital for the three months ended:

•

January 1, 2011 – Decreased primarily due to a higher inventory balance and a decrease in accrued salaries, wages and benefits, partially offset by an increase in accounts payable and income tax payable balances.

•	January 2, 2010 – Increased primarily due to a lower inventory balance and an increase in accruals for interest and accrued salaries, wages and benefits.

Cash Flows from Investing Activities

in millions	Three Months Ended
	January 1, 2011	January 2, 2010
Additions to property, plant and equipment	$(158)	$(113)
Purchase of marketable securities, net	(79)	(1)
Other, net	23	18

Net cash used for investing activities	$(214)	$(96)

•	Additions to property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.

•

Capital spending for fiscal 2011 is expected to be approximately $700 million, and includes spending for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our foreign operations.

•	Purchase of marketable securities includes $79 million related to the funding of deferred compensation plans.

Cash Flows from Financing Activities

in millions	Three Months Ended
	January 1, 2011	January 2, 2010
Payments on debt	$(45)	$(76)
Net proceeds from borrowings	44	9
Purchases of treasury shares	(7)	(17)
Dividends	(15)	(15)
Other, net	10	3

Net cash used for financing activities	$(13)	$(96)

•	Payments on debt – During the first quarter of fiscal 2011, we bought back $30 million of 7.35% Notes due April 2016 (2016 Notes).

•	Payments on debt – During the first quarter of fiscal 2010, we bought back the following: $34 million of 7.0% Notes due May 2018 and $30 million of 2011 Notes.

Liquidity

in millions	Commitments Expiration Date	Facility Amount	Borrowing Base Adjustment	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available

Cash and cash equivalents						$1,122
Revolving credit facility	March 2012	$1,000	$0	$146	$0	$854

Total liquidity						$1,976

•

The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

•

Borrowing Base Adjustment – Availability under this facility, up to $1.0 billion, is based on a percentage of certain eligible accounts receivable and eligible inventory and is reduced by certain reserves. At January 1, 2011, the entire $1.0 billion was eligible for borrowing and issuing letters of credit.

•

Our 2013 Notes may be converted early during any fiscal quarter in the event our Class A stock trades at or above $21.96 for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. In this event, the note holders may require us to pay outstanding principal in cash, which totaled $458 million at October 2, 2010. Any conversion premium would be paid in shares of Class A stock. The conditions for early conversion were not met in our first fiscal quarter of fiscal 2011, and thus, the notes may not be converted in our second quarter of fiscal 2011. Should the conditions for early conversion be satisfied in future quarters, and the holders exercised their early conversion option, we would use current cash on hand and cash flow from operations for principal payments.

•

At January 1, 2011, we had $315 million of 2011 Notes outstanding. We plan presently to use current cash on hand and cash flows from operations for payment on the remaining 2011 Notes due on October 1, 2011.

•	Our current ratio was 1.87 to 1 and 1.81 to 1 at January 1, 2011, and October 2, 2010, respectively.

Credit and Capital Markets

Credit market conditions deteriorated rapidly during our fourth quarter of fiscal 2008, although they have improved significantly. While not all-inclusive, the following summarizes some of the impacts that credit market conditions can have on our business:

Credit Facility

Cash flows from operating activities and current cash on hand are our primary source of liquidity for funding debt service and capital expenditures. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit, and as a source of financing for growth opportunities. As of January 1, 2011, we had outstanding letters of credit totaling $146 million, none of which were drawn upon, which left $854 million available for borrowing. Our revolving credit facility is funded by a syndicate of 19 banks, with commitments ranging from $6 million to $115 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements. If any of the banks in the syndicate are unable to perform on their commitments to fund the facility, our liquidity could be impaired, which could reduce our ability to fund working capital needs, support letters of credit or finance our growth opportunities.

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

Additionally, we have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. Although we believe the aggregate maximum obligation under the program is unlikely to ever be reached, the potential maximum obligation at January 1, 2011, was approximately $215 million. The total receivables under these programs were $54 million and $51 million at January 1, 2011, and October 2, 2010, respectively. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $15 million and $15 million at January 1, 2011, and October 2, 2010, respectively.

Investments

The value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets, are impacted by market volatility. These instruments were recorded at fair value as of January 1, 2011. We did not have a significant change in fair value of these instruments during the first three months of fiscal 2011.

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

Financial Instruments

As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to commodity purchases. Similar to the capital markets, the commodities markets have been volatile over the past few years. Due to the volatility of grain and energy prices, we have implemented policies to reduce our earnings volatility associated with mark-to-market derivative activities, including more use of normal physical purchases and normal physical sales which are not required to be marked to market.

Insurance

We rely on insurers as a protection against liability claims, property damage and various other risks. Our primary insurers maintain an A.M. Best Financial Strength Rating of A or better. Nevertheless, we continue to monitor this situation as insurers have been and are expected to continue to be impacted by the current capital market environment.

Credit Ratings

2016 Notes

On August 19, 2010, S&P upgraded our credit rating from “BB” to “BB+.” On September 2, 2010, Moody’s upgraded our credit rating from “Ba3” to “Ba2.” These upgrades decreased the interest rate on the 2016 Notes from 7.85% to 7.35%, effective beginning with the six-month interest payment due October 1, 2010.

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

We were in compliance with all debt covenants at January 1, 2011.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Refer to the discussion of recently adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.

CRITICAL ACCOUNTING ESTIMATES

We consider accounting policies related to: contingent liabilities; marketing and advertising costs; accrued self insurance; impairment of long-lived assets; impairment of goodwill and other intangible assets; and income taxes to be critical policies. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 2, 2010.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2011, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effect of, or changes in, general economic conditions; (ii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (iii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iv) successful rationalization of existing facilities and operating efficiencies of the facilities; (v) risks associated with our commodity purchasing activities; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends;

(xi) significant marketing plan changes by large customers or loss of one or more large customers; (xii) adverse results from litigation; (xiii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xv) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xvi) effectiveness of advertising and marketing programs; and (xvii) those factors listed under Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended October 2, 2010.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of January 1, 2011, and October 2, 2010, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value

in millions	January 1, 2011	October 2, 2010
Livestock:
Cattle	$49	$39
Hogs	34	42

Grain	1	10

Interest Rate Risk: At January 1, 2011, we had variable rate debt of $248 million with a weighted average interest rate of 4.5%. A hypothetical 10% increase in interest rates effective at January 1, 2011, and October 2, 2010, would have a minimal effect on interest expense.

Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At January 1, 2011, we had fixed-rate debt of $2.3 billion with a weighted average interest rate of 9.2%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $13 million at January 1, 2011, and $9 million at October 2, 2010. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

Foreign Currency Risk: We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Chinese renminbi, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at January 1, 2011, and October 2, 2010, related to the foreign exchange forward contracts would have a $19 million and $17 million, respectively, impact on pretax income. In the future, we may enter into more foreign exchange forward contracts as a result of our international growth strategy.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2010 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2010 Annual Report.

Item 4.	Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of January 1, 2011, our disclosure controls and procedures were effective.

In the first quarter ended January 1, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 10: Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.

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

Other Matters: We currently have approximately 115,000 employees and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.

Item 1A.	Risk Factors

There have been no material changes to the risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended October 2, 2010. These risk factors should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct. 3, 2010 to Oct. 30, 2010	170,910		$15.67	0	22,474,439
Oct. 31, 2010 to Dec. 4, 2010	152,705		15.69	0	22,474,439
Dec. 5, 2010 to Jan. 1, 2011	118,382		17.06	0	22,474,439

Total	441,997	(2)	$16.05	0	22,474,439

(1)	On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)	We purchased 441,997 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 324,419 shares purchased in open market transactions and 117,578 shares withheld to cover required tax withholdings on the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 4, 2011	/S/ DENNIS LEATHERBY
Dennis Leatherby Executive Vice President and Chief Financial Officer

Date: February 4, 2011	/S/ CRAIG J. HART
Craig J. Hart Senior Vice President, Controller and Chief Accounting Officer