Form 10-Q
period 2011-04-02
TYSON FOODS INC
filed 2011-05-09
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 2, 2011.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	309,491,077
Class B Common Stock, $0.10 Par Value (Class B stock)	70,021,155

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Sales	$8,000	$6,916	$15,615	$13,551
Cost of Sales	7,467	6,352	14,338	12,458

Gross Profit	533	564	1,277	1,093
Selling, General and Administrative	230	220	476	435

Operating Income	303	344	801	658
Other (Income) Expense:
Interest income	(3)	(4)	(6)	(7)
Interest expense	63	100	129	180
Other, net	2	(1)	(8)	0

Total Other (Income) Expense	62	95	115	173

Income before Income Taxes	241	249	686	485
Income Tax Expense	85	93	236	170

Net Income	156	156	450	315
Less: Net Loss Attributable to Noncontrolling Interest	(3)	(3)	(7)	(4)

Net Income Attributable to Tyson	$159	$159	$457	$319

Weighted Average Shares Outstanding:
Class A Basic	305	303	305	303
Class B Basic	70	70	70	70
Diluted	383	378	381	377
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.43	$0.43	$1.24	$0.87
Class B Basic	$0.39	$0.39	$1.12	$0.78
Diluted	$0.42	$0.42	$1.20	$0.84
Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.080	$0.080
Class B	$0.036	$0.036	$0.072	$0.072

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	April 2, 2011	October 2, 2010
Assets
Current Assets:
Cash and cash equivalents	$794	$978
Accounts receivable, net	1,256	1,198
Inventories, net	2,730	2,274
Other current assets	157	168

Total Current Assets	4,937	4,618
Net Property, Plant and Equipment	3,762	3,674
Goodwill	1,895	1,893
Intangible Assets	161	166
Other Assets	471	401

Total Assets	$11,226	$10,752

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$390	$401
Accounts payable	1,126	1,110
Other current liabilities	963	1,034

Total Current Liabilities	2,479	2,545
Long-Term Debt	2,105	2,135
Deferred Income Taxes	389	321
Other Liabilities	500	486
Redeemable Noncontrolling Interest	65	64
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,252	2,243
Retained earnings	3,538	3,113
Accumulated other comprehensive income	17	0
Treasury stock, at cost – 13 million shares at April 2, 2011, and 15 million shares at October 2, 2010	(197)	(229)

Total Tyson Shareholders’ Equity	5,649	5,166
Noncontrolling Interest	39	35

Total Shareholders’ Equity	5,688	5,201

Total Liabilities and Shareholders’ Equity	$11,226	$10,752

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	April 2, 2011	April 3, 2010
Cash Flows From Operating Activities:
Net income	$450	$315
Depreciation and amortization	256	247
Deferred income taxes	60	1
Other, net	40	47
Net changes in working capital	(552)	(124)

Cash Provided by Operating Activities	254	486

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(319)	(264)
Purchases of marketable securities	(107)	(26)
Proceeds from sale of marketable securities	27	22
Other, net	25	41

Cash Used for Investing Activities	(374)	(227)

Cash Flows From Financing Activities:
Payments on debt	(65)	(555)
Net proceeds from borrowings	0	15
Change in restricted cash to be used for financing activities	0	140
Purchases of treasury shares	(21)	(31)
Dividends	(30)	(30)
Other, net	45	15

Cash Used for Financing Activities	(71)	(446)

Effect of Exchange Rate Change on Cash	7	(5)

Decrease in Cash and Cash Equivalents	(184)	(192)
Cash and Cash Equivalents at Beginning of Year	978	1,004

Cash and Cash Equivalents at End of Period	$794	$812

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

We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of April 2, 2011, the results of operations for the three and six months ended April 2, 2011, and April 3, 2010, and cash flows for the six months ended April 2, 2011, and April 3, 2010. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.

CONSOLIDATION

The consolidated condensed financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries for which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity. We consolidate Dynamic Fuels since we are the primary beneficiary. At April 2, 2011, Dynamic Fuels had $171 million of total assets, of which $149 million was property, plant and equipment, and $112 million of total liabilities, of which $100 million was long-term debt. At October 2, 2010, Dynamic Fuels had $154 million of total assets, of which $145 million was property, plant and equipment, and $107 million of total liabilities, of which $100 million was long-term debt.

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

NOTE 2: OTHER INCOME AND CHARGES

During the first six months of fiscal 2011, we recorded an $11 million gain related to a sale of interests in an equity method investment. This gain was recorded in the Consolidated Condensed Statements of Income in Other, net.

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

Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored at all times, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at April 2, 2011.

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

Cash flow hedges

Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and six months ended April 2, 2011, and April 3, 2010.

We had the following aggregated notionals of outstanding forward and option contracts accounted for as cash flow hedges:

	Metric	April 2, 2011	October 2, 2010
Commodity:
Corn	Bushels	15 million	16 million
Soy meal	Tons	220,200	101,500

The net amount of pretax gains in accumulated OCI as of April 2, 2011, expected to be reclassified into earnings within the next 12 months, was $11 million. During the three and six months ended April 2, 2011, and April 3, 2010, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	April 2, 2011	April 3, 2010		April 2, 2011	April 3, 2010
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$3	$(7)	Cost of Sales	$6	$1

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Six Months Ended			Six Months Ended
	April 2, 2011	April 3, 2010		April 2, 2011	April 3, 2010
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$28	$(5)	Cost of Sales	$26	$(1)

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

	Metric	April 2, 2011	October 2, 2010
Commodity:
Live Cattle	Pounds	655 million	361 million
Lean Hogs	Pounds	630 million	508 million

For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (i.e., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position.

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
		April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Loss on forwards	Cost of Sales	$(43)	$(17)	$(44)	$(16)
Gain on purchase contract	Cost of Sales	43	17	44	16

Ineffectiveness related to our fair value hedges was not significant for the three and six months ended April 2, 2011, and April 3, 2010.

Foreign net investment hedges

We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Condensed Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant for the three and six months ended April 2, 2011, and April 3, 2010. At April 2, 2011, and October 2, 2010, we had $51 million and $49 million aggregate outstanding notionals related to our forward foreign currency contracts accounted for as foreign net investment hedges.

The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	April 2, 2011	April 3, 2010		April 2, 2011	April 3, 2010
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$(2)	$(1)	Other Income/Expense	$0	$0

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Six Months Ended			Six Months Ended
	April 2, 2011	April 3, 2010		April 2, 2011	April 3, 2010
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$(3)	$(1)	Other Income/Expense	$0	$0

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

We had the following aggregate outstanding notionals related to our undesignated positions:

	Metric	April 2, 2011	October 2, 2010

Commodity:
Corn	Bushels	57 million	38 million
Soy meal	Tons	365,700	367,000
Live Cattle	Pounds	28 million	73 million
Lean Hogs	Pounds	136 million	134 million
Natural Gas	British thermal units	400 billion	450 billion
Foreign Currency	United States dollars	$202 million	$146 million
Interest Rate	Average monthly notional debt	$47 million	$53 million

The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain/(Loss) Recognized in Earnings		Gain/(Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
		April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$17	$14	$31	$22
Commodity contracts	Cost of Sales	(10)	(24)	11	(31)
Foreign exchange contracts	Other Income/Expense	(6)	0	(7)	(2)

Total		$1	$(10)	$35	$(11)

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	April 2, 2011	October 2, 2010
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$7	$20

Derivatives not designated as hedging instruments:
Commodity contracts	79	10
Foreign exchange contracts	1	1

Total derivative assets – not designated	80	11

Total derivative assets	$87	$31

Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$138	$16

Derivatives not designated as hedging instruments:
Commodity contracts	93	34
Foreign exchange contracts	8	6
Interest rate contracts	2	3

Total derivative liabilities – not designated	103	43

Total derivative liabilities	$241	$59

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

	April 2, 2011	October 2, 2010
Processed products:
Weighted-average method – chicken and prepared foods	$716	$721
First-in, first-out method – beef and pork	600	462
Livestock – first-in, first-out method	1,034	759
Supplies and other – weighted-average method	380	332

Total inventories, net	$2,730	$2,274

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	April 2, 2011	October 2, 2010
Land	$98	$97
Buildings and leasehold improvements	2,688	2,617
Machinery and equipment	4,822	4,694
Land improvements and other	387	232
Buildings and equipment under construction	393	513

	8,388	8,153
Less accumulated depreciation	4,626	4,479

Net property, plant and equipment	$3,762	$3,674

NOTE 6: OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	April 2, 2011	October 2, 2010
Accrued salaries, wages and benefits	$355	$444
Self-insurance reserves	288	256
Other	320	334

Total other current liabilities	$963	$1,034

NOTE 7: COMMITMENTS

We guarantee obligations of certain outside third parties, which consists of a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of April 2, 2011, was $77 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next six years. The maximum potential amount of the residual value guarantees is $44 million, of which $42 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At April 2, 2011, and October 2, 2010, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of April 2, 2011, was approximately $215 million. The total receivables under these programs were $54 million and $51 million at April 2, 2011, and October 2, 2010, respectively, and are included, net of allowance for uncollectible amounts, in Other Assets in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets and personal guarantees. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $16 million and $15 million at April 2, 2011, and October 2, 2010, respectively.

The minority partner in our Shandong Tyson Xinchang Foods joint ventures in China has the right to exercise put options to require us to purchase its entire 40% equity interest at a price equal to the minority partner’s contributed capital plus (minus) its pro-rata share of the joint venture’s accumulated and undistributed net earnings (losses). The put options are exercisable for a five-year term commencing April 2011. At April 2, 2011, the put options, if they had been exercisable, would have resulted in a purchase price of approximately $66 million for the minority partner’s entire equity interest.

NOTE 8: DEBT

The major components of debt are as follows (in millions):

	April 2, 2011	October 2, 2010
Revolving credit facility	$0	$0
Senior notes:
8.25% Notes due October 2011 (2011 Notes)	314	315
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	810	810
6.85% Senior notes due April 2016 (2016 Notes)	643	701
7.00% Notes due May 2018	120	122
7.00% Notes due January 2028	18	18
Discount on senior notes	(90)	(105)
GO Zone tax-exempt bonds due October 2033 (0.17% at 4/2/2011)	100	100
Other	122	117

Total debt	2,495	2,536
Less current debt	390	401

Total long-term debt	$2,105	$2,135

Revolving Credit Facility

In February 2011, we amended and extended our $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in February 2016, provided that (a) at any time during the six-month period ending November 29, 2013, we have corporate credit ratings not lower than BBB- and Baa3 from Standard & Poor’s (S&P) and Moody’s Investor Services, Inc. (Moody’s), respectively, in each case with stable outlook or better, (b) on or prior to November 29, 2013, we have refinanced, purchased, or defeased the 2014 Notes, or (c) we have irrevocably deposited cash in an amount not less than the aggregate principal amount of the outstanding 2014 Notes on or prior to November 29, 2013, in a blocked cash collateral account. In the event none of the foregoing events have occurred, the loans made under this facility will mature and the commitments thereunder will terminate on November 29, 2013. As of April 2, 2011, none of the foregoing events have occurred.

After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing under this facility at April 2, 2011, was $842 million. At April 2, 2011, we had outstanding letters of credit issued under this facility totaling $158 million, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds. We had an additional $57 million of bilateral letters of credit not issued under this facility, none of which were drawn upon.

This facility is fully and unconditionally guaranteed on a senior secured basis by substantially all of our domestic subsidiaries. The guarantors’ cash, accounts receivable, inventory and proceeds received related to these items secure our obligations under this facility. However, if at any time on or after August 23, 2011, our corporate credit rating is at least Baa3 or BBB-, in each case with stable outlook or better, from Moody’s or S&P, respectively, and at least Ba2 or BB, in each case with stable outlook or better, from the other rating agency, then at our request, the lenders will release the liens securing this facility.

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

On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of April 2, 2011, none of the conditions permitting conversion of the 2013 Notes had been satisfied.

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

2016 Notes

On August 19, 2010, S&P upgraded the credit rating of these notes from “BB” to “BB+.” On September 2, 2010, Moody’s upgraded our credit rating from “Ba3” to “Ba2.” These upgrades decreased the interest rate on the 2016 Notes from 7.85% to 7.35%, effective beginning with the six-month interest payment due October 1, 2010.

On February 24, 2011, S&P upgraded the credit rating of these notes from “BB+” to “BBB-.” On March 29, 2011, Moody’s upgraded our credit rating from “Ba2” to “Ba1”. These upgrades decreased the interest rate on the 2016 Notes from 7.35% to 6.85%, effective beginning with the six-month interest payment due April 1, 2011.

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

Debt Covenants

Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of our capital stock; amend material documents; change the nature of our business; make certain payments of debt; engage in certain transactions with affiliates; and enter into sale/leaseback or hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum leverage ratios.

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

We were in compliance with all debt covenants at April 2, 2011.

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

April 2, 2011	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$0	$86	$0	$(46)	$40
Foreign Exchange Forward Contracts	0	1	0	(1)	0
Available for Sale Securities:
Debt securities	0	45	73	0	118
Equity securities	18	2	0	0	20
Deferred Compensation Assets	0	166	0	0	166

Total Assets	$18	$300	$73	$(47)	$344

Liabilities:
Commodity Derivatives	$0	$231	$0	$(231)	$0
Foreign Exchange Forward Contracts	0	8	0	(1)	7
Interest Rate Swap	0	2	0	0	2

Total Liabilities	$0	$241	$0	$(232)	$9

October 2, 2010	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$0	$30	$0	$(18)	$12
Foreign Exchange Forward Contracts	0	1	0	(1)	0
Available for Sale Securities:
Debt securities	0	42	73	0	115
Equity securities	15	3	0	0	18
Deferred Compensation Assets	0	86	0	0	86

Total Assets	$15	$162	$73	$(19)	$231

Liabilities:
Commodity Derivatives	$0	$50	$0	$(50)	$0
Foreign Exchange Forward Contracts	0	6	0	(1)	5
Interest Rate Swap	0	3	0	(1)	2

Total Liabilities	$0	$59	$0	$(52)	$7

(a)	Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At April 2, 2011, and October 2, 2010, we had posted $185 million and $35 million of cash collateral and held $0 and $3 million cash collateral with various counterparties, respectively.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	April 2, 2011	April 3, 2010
Balance at beginning of year	$73	$72
Total realized and unrealized gains (losses):
Included in earnings	0	0
Included in other comprehensive income (loss)	0	1
Purchases, issuances and settlements, net	0	3

Balance at end of period	$73	$76

Total gains (losses) for the six-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$0	$0

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

Available for Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are included in Other Assets in the Consolidated Condensed Balance Sheets. These investments, which are generally long-term in nature with maturities ranging up to 45 years, are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. We classify our investments in U.S. government and agency debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into proprietary valuation models, including estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle.

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

(in millions)	April 2, 2011			October 2, 2010
	Amortized Cost Basis	Fair Value	Unrealized Gain	Amortized Cost Basis	Fair Value	Unrealized Gain
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$44	$45	$1	$41	$42	$1
Corporate and Asset-Backed (a)	41	44	3	43	46	3
Redeemable Preferred Stock	29	29	0	27	27	0

Equity Securities:
Common Stock	9	18	9	9	15	6
Stock Warrants	0	2	2	0	3	3

(a)	At April 2, 2011, and October 2, 2010, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $3 million and $3 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairments in earnings for the three and six months ending April 2, 2011, and April 3, 2010. No other than temporary losses were deferred in OCI as of April 2, 2011, and October 2, 2010.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and six months ended April 2, 2011, and April 3, 2010.

Other Financial Instruments

Fair values for debt are based on quoted market prices or published forward interest rate curves. Fair value and carrying value for our debt were as follows (in millions):

	April 2, 2011		October 2, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,736	$2,495	$2,770	$2,536

For all of our other financial instruments, the estimated fair value approximated the carrying value at April 2, 2011, and October 2, 2010. The carrying value of our other financial instruments, not otherwise disclosed herein, included notes receivable, which approximated fair value at October 2, 2010. Notes receivable were recorded in Other Current Assets in the Consolidated Condensed Balance Sheets and totaled $0 and $49 million at April 2, 2011, and October 2, 2010, respectively. The fair values were determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

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

Adams, et al. v. Tyson Foods, Inc. (W.D. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M.D. Georgia, March 5, 2007); Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M.D. Georgia, May 23, 2007) (the Williams Case). Similar to DeAsencio, each of these matters involves allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation, which was granted on August 17, 2007. These cases and five other cases subsequently filed involving the same allegations, Armstrong, et al. v. Tyson Foods, Inc. (W.D. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E.D. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E.D. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W.D. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W.D. North Carolina, February 6, 2008), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (MDL Proceedings). On January 2, 2008, the Court issued a Joint Scheduling and Case Management Order. This order granted Conditional Class Certification and called for notice to be given to potential putative class members via a third party administrator. The potential class members had until April 18, 2008, to “opt in” to the class. Approximately 13,800 employees and former employees filed their consents to “opt-in” to the class. On October 15, 2008, the Court denied the plaintiffs’ motion for equitable tolling, which, if granted, would have extended the time period in which the plaintiffs could have sought damages. However, in addition to the consents already obtained, the Court allowed the plaintiffs to obtain corrected and reaffirmed opt-in consents that were previously filed in the matter of M.H. Fox, et al. v. Tyson Foods, Inc. (N.D. Alabama, June 22, 1999). The deadline for filing these consents was December 31, 2008, and according to the third party administrator, approximately 4,000 reaffirmed consents were filed, some or all of which may be in addition to the approximately 13,800 consents filed previously. The parties have completed discovery at eight of our facilities and our corporate headquarters in Springdale, Arkansas. In July 2009 we filed class decertification motions for the eight facilities involved in discovery. We also filed Motions for Partial Summary Judgment for these eight facilities. Oral arguments for these motions occurred on February 3, 2010, and, on March 16, 2010, the Court granted partial summary judgment with respect to two unionized facilities and denied the remaining motions. The Court concluded that the activities at these two facilities met the definition of “clothes changing” under Section 203(o) of the FLSA and that the time engaged in pre- and post-shift donning and doffing is not compensable. The Court did not rule on whether Section 203(o) activity could begin the continuous work day, thereby making all walking, sanitizing and washing time after that activity compensable. We then filed a motion for certification of a permissive appeal on whether Section 203(o) activity can start the continuous workday and whether washing required clothing items is covered by Section 203(o). On April 23, 2010, the Court granted us permission to appeal these issues to the Eleventh Circuit Court of Appeals. The Court also retained jurisdiction with respect to the eight facilities while staying proceedings with respect to seven. It then scheduled trial in the Williams Case for October 12, 2010. On April 16, 2010, the Court lifted a previously entered stay of discovery with respect to our remaining 32 facilities subject to the MDL Proceedings and ordered the parties to meet, confer, and report to the Court any discovery agreements and disputed issues within 45 days. On June 7, 2010, the Court issued a scheduling order which set the close of discovery for the remaining 32 facilities for May 31, 2012. On September 22, 2010, the Court granted the parties’ joint motion to stay further proceedings in the MDL Proceedings, including the trial in the Williams case, in order to allow the parties an opportunity to explore settlement. The plaintiffs subsequently filed a motion to lift the stay, and the Court granted this motion on November 15, 2010. The parties have reached a settlement agreement for the back pay liability (exclusive of attorneys’ fees) in the Williams case, which was set for trial on February 14, 2011. On January 21, 2011, the parties notified the court of their intention to file a motion for approval of the settlement agreement and a motion to file the agreement under seal. As part of the settlement, the parties also agreed to stay further MDL proceedings to allow the parties to continue to explore settlement of the remaining lawsuits.

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

Each case is proceeding in its jurisdiction. After a trial in the Garcia case, a jury verdict in favor of the plaintiffs was entered on March 17, 2011 with respect to the Garden City, Kansas facility. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $503,011, respectively. Trials in the Lopez, Bouaphakeo and Robinson cases are scheduled for May 16, 2011, September 7, 2011 and October 31, 2011, respectively.

We have pending one wage and hour action involving our Tyson Prepared Foods plant located in Jefferson, Wisconsin (Weissman, et al. v. Tyson Prepared Foods, Inc., Jefferson County (Wisconsin) Circuit Court, October 20, 2010) The plaintiffs allege that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and the associated time it takes to walk to and from their workstations post-donning and pre-doffing of protective and sanitary clothing. Six named plaintiffs seek to act as state law class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and six other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts a number of state and federal causes of action including, but not limited to, counts under Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), Resource Conservation and Recovery Act (RCRA), and state-law public nuisance theories. The amended complaint asserts that defendants and certain contract growers who are not named in the amended complaint polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed (IRW) through the land application of poultry litter. Oklahoma asserts that this alleged pollution has also caused extensive injury to the environment (including soils and sediments) of the IRW and that the defendants have been unjustly enriched. Oklahoma’s claims cover the entire IRW, which encompasses more than one million acres of land and the natural resources (including lakes and waterways) contained therein. Oklahoma seeks wide-ranging relief, including injunctive relief, compensatory damages in excess of $800 million, an unspecified amount in punitive damages and attorneys’ fees. We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the amended complaint. The district court has stayed proceedings on the third party complaint pending resolution of Oklahoma’s claims against the defendants. On October 31, 2008, the defendants filed a motion to dismiss for failure to join the Cherokee Nation as a required party or, in the alternative, for judgment as a matter of law based on the plaintiffs’ lack of standing. This motion was granted in part and denied in part on July 22, 2009. In its ruling, the district court dismissed Oklahoma’s claims for cost recovery and for natural resources damages under CERCLA and for unjust enrichment under Oklahoma common law. This ruling also narrowed the scope of Oklahoma’s remaining claims by dismissing all damage claims under its causes of action for Oklahoma common law nuisance, federal common law nuisance, and Oklahoma common law trespass, leaving only its claims for injunctive relief for trial. On August 18, 2009, the Court granted partial summary judgment in favor of the defendants on Oklahoma’s claims for violations of the Oklahoma Registered Poultry Feeding Operations Act. Oklahoma later voluntarily dismissed the remainder of this claim. On September 2, 2009, the Cherokee Nation filed a motion to intervene in the lawsuit. Their motion to intervene was denied on September 15, 2009, and the Cherokee Nation filed a notice of appeal of that ruling in the Tenth Circuit Court of Appeals on September 17, 2009. A non-jury trial of the case began on September 24, 2009. At the close of Oklahoma’s case-in-chief, the Court granted the defendants’ motions to dismiss claims based on RCRA, nuisance per se, and health risks related to bacteria. The defense rested its case on January 13, 2010, and closing arguments were held on February 11, 2010. On September 21, 2010, the Court of Appeals affirmed the district court’s denial of the Cherokee Nation’s motion to intervene. On October 6, 2010 the Cherokee Nation and the State of Oklahoma filed a petition for rehearing or en banc review seeking reconsideration of this ruling. The Court of Appeals denied this petition.

In September 2009, the National Water Commission (CONAGUA), an agency of the Mexican government’s Ministry of the Environment and Natural Resources, sent an observation letter to our Mexican subsidiary, Tyson de Mexico (TdM), with respect to TdM’s water usage at certain water wells that are part of its poultry production operations. This letter was in response to TdM’s previous submission to CONAGUA of requested information relating to water usage from these wells from 2004 to 2007. In the observation letter, which contains an initial finding of facts, CONAGUA alleges that TdM may have failed to (i) report accurate water volume usage, (ii) install measuring equipment, (iii) provide evidence of water use exemptions, (iv) pay for applicable usage, and (v) properly measure water volume, all as required under water deeds held by TdM. On October 15, 2009, TdM responded to CONAGUA, denying the allegations as presented. On April 13, 2010, the regional CONAGUA office delivered its final determinations to TdM on this matter and claimed that TdM owed the agency approximately 55.9 million pesos (approximately US$4.6 million) for certain water usage during the period in question. TdM appealed the regional office’s final determinations to the administrative courts of CONAGUA in Mexico City. On March 30, 2011, CONAGUA revoked the regional office’s final determinations and the 55.9 million pesos assessment. Although CONAGUA has the right to appeal its own decision, we do not expect it to do so.

On May 8, 2008, a lawsuit was filed against the Company and two of our employees in the District Court of McCurtain County, Oklahoma styled Armstrong, et al. v. Tyson Foods, Inc., et al. (the Armstrong Case). The lawsuit was brought by a group of 52 poultry growers who allege that certain of our live production practices in Oklahoma constitute fraudulent inducement, fraud, unjust enrichment, negligence, gross negligence, unconscionability, violations of the Oklahoma Business Sales Act, Deceptive Trade Practice violations, violations of the Consumer Protection Act, and conversion, as well as other theories of recovery. The plaintiffs sought damages in an unspecified amount. On October 30, 2009, 20 additional growers represented by the same attorney filed a lawsuit against us in the same court asserting the same or similar claims, which is styled Clardy, et al. v. Tyson Foods, Inc., et al. (the Clardy Case). In both of these cases we have denied all allegations of wrongdoing. In June 2009, the plaintiffs in the Armstrong case requested an expedited trial date for a smaller group of plaintiffs they claimed were facing imminent financial peril. The Court ultimately severed a group of 10 plaintiffs from the Armstrong Case, and a trial began on March 15, 2010. There were numerous irregularities and rulings during the trial which we believe to have been legally erroneous and highly prejudicial to our right to a fair trial. On April 1, 2010, the jury returned a verdict against us and one of our employees, and on April 2, 2010, the jury returned a punitive damages verdict against us. After a dispute caused by inconsistencies between the multiple verdict forms completed by the jury and apparent confusion by the jury as to how to complete those verdict forms, the Court entered a final judgment in the amount of $8,655,735. Subsequent to the trial, the presiding judge disqualified from the cases and the Oklahoma Supreme Court appointed a new judge to the cases. The Company filed post-trial motions challenging the verdict. Those motions were denied. The Company has appealed the verdict to the Oklahoma Supreme Court. We filed a motion with the trial court to change venue from McCurtain County on the grounds that the numerous irregularities that occurred during the trial, coupled with the attendant publicity, resulted in community bias which would prevent the Company from receiving a fair trial in McCurtain County. The trial court granted this motion and the case will be transferred to Choctaw County, Oklahoma. We filed another motion, which the trial court also granted, to stay all future trials of the claims of the plaintiffs in the Armstrong Case and the Clardy Case pending the outcome of the appeal of the first trial. We also filed a motion to sever all of the plaintiffs’ claims into individual cases, which was heard on January 25, 2010. This motion was denied, but the Court took under advisement the sizes and groupings of plaintiffs in future trials. We believe numerous and substantial legal errors were made by the Court during the trial and that a review of and guidance on these issues by the appellate court could have a substantial impact on the outcome of future trials in the Armstrong Case and the Clardy Case.

In November 2006, the Audit Committee of our Board of Directors engaged outside counsel to conduct a review of certain payments that had been made by one of our subsidiaries in Mexico, including payments to individuals employed by Mexican governmental bodies. The payments, the amount of which we believe are immaterial, were discontinued in November 2006. We voluntarily informed the Securities and Exchange Commission (SEC) and the U.S. Department of Justice (DOJ) of our review and preliminary findings. On February 4, 2011, we entered into a deferred prosecution agreement (DPA) with the DOJ. Under the terms of the DPA, we accepted and acknowledged that the DOJ would file a criminal information in federal court charging us with conspiracy to commit a violation of the Foreign Corrupt Practices Act (the FCPA) and for violating the FCPA. The DOJ agreed to defer the prosecution for these charges during the two-year term of the DPA, and if we have fully complied with the DPA, to move to dismiss the criminal information upon the expiration of the DPA. We agreed to pay a monetary penalty to the DOJ of $4 million and to adopt and maintain certain compliance, remedial, and self-reporting measures. On the same day, we consented to the SEC filing a civil complaint and final judgment in federal court related to the DOJ criminal information described above. This judgment requires us to adopt self-reporting and compliance measures over a two-year period from the date the judgment was entered. As part of the SEC action, we agreed to disgorge $880,786 in profits and pay approximately $330,000 in pre-judgment interest. In the event that we learn of any corrupt payments within two years from the date of the DPA and SEC action, we are required to report those payments to the DOJ and SEC.

NOTE 11: INCOME TAXES

The effective tax rate was 34.9% and 37.1% for the second quarter of fiscal years 2011 and 2010, respectively. The effective tax rate was 34.3% and 35.0% for the six months of fiscal years 2011 and 2010, respectively. The effective tax rate for the second quarter and six months of fiscal 2011 was impacted by such items as state income taxes, losses in foreign jurisdictions and related valuation allowances, the domestic production deduction, general business credits and adjustments to uncertain tax positions due to tax audit resolutions. Additionally, the effective tax rate for the six months of fiscal 2011 was impacted by the reduction of a valuation allowance related to an equity method investment.

Unrecognized tax benefits were $190 million and $184 million at April 2, 2011, and October 2, 2010, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $149 million and $150 million at April 2, 2011, and October 2, 2010, respectively.

We classify interest and penalties on unrecognized tax benefits as income tax expense. At April 2, 2011 and October 2, 2010, before tax benefits, we had $66 million and $64 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

We are subject to income tax examinations for U.S. federal income taxes for fiscal years 1998 through 2009, excluding fiscal years 2001 and 2002. We are also subject to income tax examinations for foreign, state and local income taxes for fiscal years 2001 through 2009. Within the next twelve months, tax audit resolutions could reduce unrecognized tax benefits either because tax positions are sustained on audit or because we agree to their disallowance; however, the range of the possible change cannot be reasonably estimated at this time.

NOTE 12: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Numerator:
Net income	$156	$156	$450	$315
Less: Net loss attributable to noncontrolling interest	(3)	(3)	(7)	(4)

Net income attributable to Tyson	159	159	457	319
Less Dividends:
Class A ($0.040/share/quarter)	13	13	25	25
Class B ($0.036/share/quarter)	2	2	5	5

Undistributed earnings	$144	$144	$427	$289

Class A undistributed earnings	$120	$119	$354	$239
Class B undistributed earnings	24	25	73	50

Total undistributed earnings	$144	$144	$427	$289

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	305	303	305	303
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	6	5	5	4
Convertible 2013 Notes	2	0	1	0

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	383	378	381	377

Net Income Per Share Attributable to Tyson:
Class A Basic	$0.43	$0.43	$1.24	$0.87
Class B Basic	$0.39	$0.39	$1.12	$0.78
Diluted	$0.42	$0.42	$1.20	$0.84

Approximately 4 million of our stock-based compensation shares were antidilutive for both the three and six months ended April 2, 2011, respectively, and approximately 7 million and 9 million of our stock-based compensation shares were antidilutive for the three and six months ended April 3, 2010, respectively. These shares were not included in the dilutive earnings per share calculation.

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

NOTE 13: COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net income	$156	$156	$450	$315
Other comprehensive income (loss), net of tax:
Net hedging unrealized gain reclassified to earnings	(4)	(1)	(17)	0
Net hedging unrealized gain (loss)	2	(4)	14	(3)
Unrealized gain (loss) on investments	2	(3)	0	(2)
Currency translation adjustment	24	6	19	12
Postretirement benefits reserve adjustments	1	1	1	0

Total comprehensive income	181	155	467	322
Comprehensive loss attributable to noncontrolling interest	(3)	(3)	(7)	(4)

Total comprehensive income attributable to Tyson	$184	$158	$474	$326

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Income tax expense (benefit):
Net hedging unrealized (gain) loss reclassified to earnings	$(2)	$0	$(9)	$1
Net hedging unrealized gain (loss)	1	(3)	14	(2)

Total income tax expense (benefit)	$(1)	$(3)	$5	$(1)

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

The results from Dynamic Fuels are included in Other.

Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Sales:
Chicken	$2,739	$2,491	$5,358	$4,916
Beef	3,333	2,804	6,518	5,521
Pork	1,384	1,097	2,622	2,044
Prepared Foods	778	734	1,584	1,447
Other	25	0	33	0
Intersegment Sales	(259)	(210)	(500)	(377)

Total Sales	$8,000	$6,916	$15,615	$13,551

Operating Income:
Chicken	$37	$114	$218	$192
Beef	94	126	210	245
Pork	146	69	323	131
Prepared Foods	31	37	59	92
Other	(5)	(2)	(9)	(2)

Total Operating Income	303	344	801	658

Total Other (Income) Expense	62	95	115 (a)	173

Income before Income Taxes	$241	$249	$686	$485

(a)	Includes $11 million gain related to a sale of interests in an equity method investment.

The Beef segment had sales of $51 million and $42 million in the second quarter of fiscal years 2011 and 2010, respectively, and sales of $101 million and $77 million in the six months of fiscal years 2011 and 2010, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $208 million and $168 million in the second quarter of fiscal years 2011 and 2010, respectively, and sales of $399 million and $300 million in the six months of fiscal years 2011 and 2010, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

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

Condensed Consolidating Statement of Income for the three months ended April 2, 2011	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$10	$4,609	$3,302	$(264)	$7,647	$347	$(4)	$8,000
Cost of Sales	(8)	4,327	3,089	(264)	7,152	327	(4)	7,467

Gross Profit	18	282	213	0	495	20	0	533
Selling, General and Administrative	9	51	150	0	201	20	0	230

Operating Income	9	231	63	0	294	0	0	303

Other (Income) Expense:
Interest expense, net	27	23	13	0	36	(3)	0	60
Other, net	4	0	(1)	0	(1)	(1)	0	2
Equity in net earnings of subsidiaries	(168)	(29)	(3)	24	(8)	(4)	180	0

Total Other (Income) Expense	(137)	(6)	9	24	27	(8)	180	62

Income (Loss) before Income Taxes	146	237	54	(24)	267	8	(180)	241
Income Tax Expense (Benefit)	(13)	72	13	0	85	13	0	85

Net Income (Loss)	159	165	41	(24)	182	(5)	(180)	156
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(3)	0	(3)

Net Income (Loss) Attributable to Tyson	$159	$165	$41	$(24)	$182	$(2)	$(180)	$159

Condensed Consolidating Statement of Income for the three months ended April 3, 2010	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$128	$3,827	$3,061	$(238)	$6,650	$266	$(128)	$6,916
Cost of Sales	4	3,596	2,870	(238)	6,228	248	(128)	6,352

Gross Profit	124	231	191	0	422	18	0	564
Selling, General and Administrative	25	44	131	0	175	20	0	220

Operating Income (Loss)	99	187	60	0	247	(2)	0	344

Other (Income) Expense:
Interest expense, net	94	1	4	0	5	(3)	0	96
Other, net	4	1	(6)	0	(5)	0	0	(1)
Equity in net earnings of subsidiaries	(159)	(10)	6	6	2	(4)	161	0

Total Other (Income) Expense	(61)	(8)	4	6	2	(7)	161	95

Income (Loss) before Income Taxes	160	195	56	(6)	245	5	(161)	249
Income Tax Expense	1	64	20	0	84	8	0	93

Net Income (Loss)	159	131	36	(6)	161	(3)	(161)	156
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(3)	0	(3)

Net Income (Loss) Attributable to Tyson	$159	$131	$36	$(6)	$161	$0	$(161)	$159

Condensed Consolidating Statement of Income for the six months ended April 2, 2011	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$115	$8,942	$6,457	$(505)	$14,894	$705	$(99)	$15,615
Cost of Sales	(51)	8,327	6,015	(505)	13,837	651	(99)	14,338

Gross Profit	166	615	442	0	1,057	54	0	1,277
Selling, General and Administrative	26	107	298	0	405	45	0	476

Operating Income	140	508	144	0	652	9	0	801

Other (Income) Expense:
Interest expense, net	(27)	83	71	0	154	(4)	0	123
Other, net	(8)	0	(2)	0	(2)	2	0	(8)
Equity in net earnings of subsidiaries	(333)	(51)	(16)	44	(23)	(6)	362	0

Total Other (Income) Expense	(368)	32	53	44	129	(8)	362	115

Income (Loss) before Income Taxes	508	476	91	(44)	523	17	(362)	686
Income Tax Expense	51	146	23	0	169	16	0	236

Net Income (Loss)	457	330	68	(44)	354	1	(362)	450
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(7)	0	(7)

Net Income (Loss) Attributable to Tyson	$457	$330	$68	$(44)	$354	$8	$(362)	$457

Condensed Consolidating Statement of Income for the six months ended April 3, 2010	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$221	$7,431	$5,986	$(423)	$12,994	$555	$(219)	$13,551
Cost of Sales	(6)	6,985	5,596	(423)	12,158	525	(219)	12,458

Gross Profit	227	446	390	0	836	30	0	1,093
Selling, General and Administrative	53	88	255	0	343	39	0	435

Operating Income (Loss)	174	358	135	0	493	(9)	0	658

Other (Income) Expense:
Interest expense, net	170	3	8	0	11	(8)	0	173
Other, net	8	1	(7)	0	(6)	(2)	0	0
Equity in net earnings of subsidiaries	(323)	(28)	16	18	6	(10)	327	0

Total Other (Income) Expense	(145)	(24)	17	18	11	(20)	327	173

Income (Loss) before Income Taxes	319	382	118	(18)	482	11	(327)	485
Income Tax Expense	0	117	38	0	155	15	0	170

Net Income (Loss)	319	265	80	(18)	327	(4)	(327)	315
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(4)	0	(4)

Net Income (Loss) Attributable to Tyson	$319	$265	$80	$(18)	$327	$0	$(327)	$319

Condensed Consolidating Balance Sheet as of April 2, 2011	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$1	$513	$0	$514	$279	$0	$794
Accounts receivable, net	0	1,962	4,393	0	6,355	154	(5,253)	1,256
Inventories, net	4	1,051	1,464	0	2,515	211	0	2,730
Other current assets	29	32	85	(21)	96	44	(12)	157

Total Current Assets	34	3,046	6,455	(21)	9,480	688	(5,265)	4,937
Net Property, Plant and Equipment	38	880	2,293	0	3,173	551	0	3,762
Goodwill	0	881	967	0	1,848	47	0	1,895
Intangible Assets	0	34	51	0	85	76	0	161
Other Assets	2,278	248	153	0	401	298	(2,506)	471
Investment in Subsidiaries	11,101	1,868	663	(1,687)	844	334	(12,279)	0

Total Assets	$13,451	$6,957	$10,582	$(1,708)	$15,831	$1,994	$(20,050)	$11,226

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$316	$0	$0	$0	$0	$74	$0	$390
Accounts payable	3	473	580	0	1,053	70	0	1,126
Other current liabilities	5,205	150	318	(21)	447	576	(5,265)	963

Total Current Liabilities	5,524	623	898	(21)	1,500	720	(5,265)	2,479
Long-Term Debt	1,963	1,420	916	0	2,336	142	(2,336)	2,105
Deferred Income Taxes	30	104	240	0	344	15	0	389
Other Liabilities	285	144	185	0	329	56	(170)	500
Redeemable Noncontrolling Interest	0	0	0	0	0	65	0	65

Total Tyson Shareholders’ Equity	5,649	4,666	8,343	(1,687)	11,322	957	(12,279)	5,649
Noncontrolling Interest	0	0	0	0	0	39	0	39

Total Shareholders’ Equity	5,649	4,666	8,343	(1,687)	11,322	996	(12,279)	5,688

Total Liabilities and Shareholders’ Equity	$13,451	$6,957	$10,582	$(1,708)	$15,831	$1,994	$(20,050)	$11,226

Condensed Consolidating Balance Sheet as of October 2, 2010	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$2	$731	$0	$733	$243	$0	$978
Accounts receivable, net	0	2,389	4,670	0	7,059	132	(5,993)	1,198
Inventories, net	0	734	1,361	0	2,095	179	0	2,274
Other current assets	43	49	27	(9)	67	95	(37)	168

Total Current Assets	45	3,174	6,789	(9)	9,954	649	(6,030)	4,618
Net Property, Plant and Equipment	39	870	2,257	0	3,127	508	0	3,674
Goodwill	0	880	967	0	1,847	46	0	1,893
Intangible Assets	0	37	53	0	90	76	0	166
Other Assets	2,804	101	61	0	162	295	(2,860)	401
Investment in Subsidiaries	10,776	1,785	631	(1,607)	809	307	(11,892)	0

Total Assets	$13,664	$6,847	$10,758	$(1,616)	$15,989	$1,881	$(20,782)	$10,752

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$317	$0	$0	$0	$0	$84	$0	$401
Accounts payable	16	421	608	0	1,029	65	0	1,110
Other current liabilities	6,044	168	335	(9)	494	526	(6,030)	1,034

Total Current Liabilities	6,377	589	943	(9)	1,523	675	(6,030)	2,545
Long-Term Debt	2,011	1,638	1,228	0	2,866	118	(2,860)	2,135
Deferred Income Taxes	0	105	204	0	309	12	0	321
Other Liabilities	110	148	179	0	327	49	0	486
Redeemable Noncontrolling Interest	0	0	0	0	0	64	0	64

Total Tyson Shareholders’ Equity	5,166	4,367	8,204	(1,607)	10,964	928	(11,892)	5,166
Noncontrolling Interest	0	0	0	0	0	35	0	35

Total Shareholders’ Equity	5,166	4,367	8,204	(1,607)	10,964	963	(11,892)	5,201

Total Liabilities and Shareholders’ Equity	$13,664	$6,847	$10,758	$(1,616)	$15,989	$1,881	$(20,782)	$10,752

Condensed Consolidating Statement of Cash Flows for the six months ended April 2, 2011	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$110	$95	$59	$0	$154	$10	$(20)	$254

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(61)	(209)	0	(270)	(48)	0	(319)
Change in restricted cash	0	0	0	0	0	0	0	0
Purchases of marketable securities, net	0	(58)	(21)	0	(79)	(1)	0	(80)
Other, net	23	0	3	0	3	(1)	0	25

Cash Provided by (Used for) Investing Activities	22	(119)	(227)	0	(346)	(50)	0	(374)

Cash Flows from Financing Activities:
Net change in debt	(69)	(6)	0	0	(6)	10	0	(65)
Change in restricted cash	0	0	0	0	0	0	0	0
Purchase of treasury shares	(21)	0	0	0	0	0	0	(21)
Dividends	(30)	0	0	0	0	(20)	20	(30)
Other, net	37	0	0	0	0	8	0	45
Net change in intercompany balances	(50)	29	(50)	0	(21)	71	0	0

Cash Provided by (Used for) Financing Activities	(133)	23	(50)	0	(27)	69	20	(71)

Effect of Exchange Rate Change on Cash	0	0	0	0	0	7	0	7

Decrease in Cash and Cash Equivalents	(1)	(1)	(218)	0	(219)	36	0	(184)
Cash and Cash Equivalents at Beginning of Year	2	2	731	0	733	243	0	978

Cash and Cash Equivalents at End of Period	$1	$1	$513	$0	$514	$279	$0	$794

Condensed Consolidating Statement of Cash Flows for the six months ended April 3, 2010	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$234	$73	$196	$0	$269	$(17)	$0	$486

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2)	(30)	(144)	0	(174)	(88)	0	(264)
Purchases of marketable securities, net	0	0	0	0	0	(4)	0	(4)
Other, net	(1)	1	5	0	6	36	0	41

Cash Used for Investing Activities	(3)	(29)	(139)	0	(168)	(56)	0	(227)

Cash Flows from Financing Activities:
Net change in debt	(404)	(140)	0	0	(140)	4	0	(540)
Change in restricted cash	0	0	140	0	140	0	0	140
Purchase of treasury shares	(31)	0	0	0	0	0	0	(31)
Dividends	(30)	0	0	0	0	0	0	(30)
Other, net	15	0	0	0	0	0	0	15
Net change in intercompany balances	219	96	(342)	0	(246)	27	0	0

Cash Provided by (Used for) Financing Activities	(231)	(44)	(202)	0	(246)	31	0	(446)

Effect of Exchange Rate Change on Cash	0	0	0	0	0	(5)	0	(5)

Decrease in Cash and Cash Equivalents	0	0	(145)	0	(145)	(47)	0	(192)
Cash and Cash Equivalents at Beginning of Year	0	0	788	0	788	216	0	1,004

Cash and Cash Equivalents at End of Period	$0	$0	$643	$0	$643	$169	$0	$812

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

•

General – As a result of improved internal performance in all segments, strong exports and favorable market conditions in our Pork segment, our operating results remained strong in the second quarter of fiscal 2011.

•

We continue to focus on maximizing our margins through margin management and operational efficiency improvements. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added products initiatives. The operational efficiencies occurred in the areas of yields, cost reduction, labor management and logistics cost optimization.

•

Market environment – Despite higher raw material costs resulting from tight protein supplies, demand in the Beef and Pork segments remained strong, which created a favorable pricing environment. While our Chicken segment remained profitable, we were challenged by high grain prices and excess supplies, which made it difficult to pass along the increased grain costs. We cut production in our Chicken segment in the second quarter of fiscal 2011 to balance our inventory supply with customer demand. Even with our production volume cutbacks, our Chicken segment sales volume grew as a result of significant reductions in our inventory levels.

•	Our total operating margins were 3.8% in the second quarter of fiscal 2011. The following is a summary of operating margins by segment:

•	Chicken – 1.4%

•	Beef – 2.8%

•	Pork – 10.5%

•	Prepared Foods – 4.0%

•

Debt and Liquidity – During the second quarter of fiscal 2011, we received upgrades from Standard & Poor’s (S&P), Moody’s Investor Services, Inc. (Moody’s) and Fitch Ratings (Fitch). Our corporate rating is now investment grade with S&P and Fitch, and one notch below investment grade with Moody’s. In addition, we amended and extended our credit facility during the second quarter, which lowered the cost of the facility and introduced a collateral release provision. At April 2, 2011, we had approximately $1.6 billion of liquidity, which includes availability under our credit facility and $794 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net income attributable to Tyson	$159	$159	$457	$319
Net income attributable to Tyson – per diluted share	0.42	0.42	1.20	0.84

Six months of fiscal 2011 – Net income attributable to Tyson included the following item:

•	$11 million gain related to a sale of interests in an equity method investment.

Second quarter and six months of fiscal 2010 – Net income attributable to Tyson included the following item:

•	$24 million charge related to losses on notes repurchased during the quarter.

Fiscal 2011 Outlook

In fiscal 2011, overall domestic protein (chicken, beef, pork and turkey) production is expected to slightly increase. Because exports are likely to grow as well, we forecast total domestic availability of protein to be down slightly compared to fiscal 2010, which should continue to support pricing. The following is a summary of the fiscal 2011 outlook for each of our segments, as well as an outlook on sales, capital expenditures, net interest expense and debt:

•

Chicken – Based on USDA data, we expect industry production will increase from fiscal 2010 levels. In addition, current futures prices indicate higher grain costs in fiscal 2011 compared to fiscal 2010 of nearly $500 million. We expect to offset a portion of the increased grain costs and the impact of additional supplies with operational, pricing and mix improvements.

•

Because of these factors, we expect our operating margins will be below our normalized range; however, we continue to expect to remain profitable during the remainder of fiscal 2011. Additionally, a significant portion of our increased capital expenditures focus on production and labor efficiencies, yield improvements and sales mix flexibility. These improvements, which began in late fiscal 2010 and are scheduled to continue throughout fiscal 2011, are expected to result in $200 million of operational improvements in fiscal 2011.

•

Beef – We expect to see a gradual reduction in fed cattle supplies of 1-2% for the remainder of fiscal 2011 as compared to fiscal 2010. We do not expect a significant change in the fundamentals of our Beef business for the balance of fiscal 2011. We expect adequate supplies in the regions we operate our plants and for beef exports to remain strong in fiscal 2011.

•

Pork – We expect hog supplies in fiscal 2011 to be comparable to fiscal 2010 and to be adequate in the regions in which we operate. We expect pork exports to remain strong in fiscal 2011. While we expect results should remain above our normalized range for the balance of the fiscal year, we do not expect operating margins for the remainder of fiscal 2011 to be at the level of the first half of our fiscal year.

•

Prepared Foods – We expect operational improvements and increased pricing to offset the likely increase in raw material costs in fiscal 2011. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. However, there is a lag time for price increases to take effect.

•	Sales – We expect fiscal 2011 sales to exceed $32 billion mostly due to price increases associated with the rising raw material costs.

•	Capital Expenditures – We expect fiscal 2011 capital expenditures to be approximately $700 million.

•

Net Interest Expense – We expect fiscal 2011 net interest expense will be approximately $230 million, down approximately $100 million compared to fiscal 2010 and down $15 million from our previous projection because of the amendment of our revolving credit facility and our recent ratings upgrades.

•

Debt – We will continue to use our available cash to repurchase notes when available at attractive rates. The only significant maturities of debt coming due over the next three fiscal years (2011-2013) are our 8.25% Notes due October 1, 2011, of which the balance was $314 million at April 2, 2011. We plan to retire these notes with current cash on hand and/or cash flows from operations.

Summary of Results – Continuing Operations

Sales

in millions	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Sales	$8,000	$6,916	$15,615	$13,551
Change in sales volume	3.0%		3.7%
Change in average sales price	12.3%		11.1%
Sales growth	15.7%		15.2%

Second quarter – Fiscal 2011 vs Fiscal 2010

•

Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of approximately $898 million. All segments had an increase in average sales price, with the majority of the increase in the Beef and Pork segments. The increase was largely due to higher live and raw material costs.

•

Sales Volume – Sales were also positively impacted by higher sales volume, which accounted for an increase of approximately $186 million. The majority of the increase is due to the Chicken and Pork segments.

Six months – Fiscal 2011 vs Fiscal 2010

•

Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of approximately $1.6 billion. All segments had an increase in average sales price, with the majority of the increase in the Beef and Pork segments. The increase was largely due to higher live and raw material costs.

•

Sales Volume – Sales were also positively impacted by higher sales volume, which accounted for an increase of approximately $459 million. The increase in sales volume was largely due to the Chicken and Pork segments.

Cost of Sales

in millions	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Cost of sales	$7,467	$6,352	$14,338	$12,458
Gross profit	$533	$564	$1,277	$1,093
Cost of sales as a percentage of sales	93.3%	91.8%	91.8%	91.9%

Second quarter – Fiscal 2011 vs Fiscal 2010

•	Cost of sales increased $1.1 billion. Higher cost per pound increased cost of sales $940 million, while higher sales volume increased cost of sales $175 million.

•	Increase in live cattle and hog costs of approximately $593 million.

•	Increase in grain costs in the Chicken segment of approximately $82 million.

•	Increase in raw material costs in our Prepared Foods segment of approximately $59 million.

•

Increase due to net losses of $69 million in the second quarter of fiscal 2011, as compared to net losses of $40 million in the second quarter of fiscal 2010, from our commodity risk management activities related to forward futures contracts for live cattle and hogs, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

•

Decrease due to net gains of $23 million in the second quarter of fiscal 2011, from our commodity risk management activities related to grain and energy purchases, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

Six months – Fiscal 2011 vs Fiscal 2010

•	Cost of sales increased $1.9 billion. Higher cost per pound increased cost of sales $1.5 billion, while higher sales volume increased cost of sales $426 million.

•	Increase in live cattle and hog costs of approximately $1.1 billion.

•	Increase in raw material costs in our Prepared Foods segment of approximately $159 million.

•	Increase in grain costs in the Chicken segment of approximately $66 million.

•

Increase due to net losses of $79 million in the six months of fiscal 2011, as compared to net losses of $49 million in the six months of fiscal 2010, from our commodity risk management activities related to forward futures contracts for live cattle and hogs, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

•

Decrease due to net gains of $74 million in the six months of fiscal 2011, as compared to net gains of $1 million in the six months of fiscal 2010, from our commodity risk management activities related to grain and energy purchases, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Selling, general and administrative expense	$230	$220	$476	$435
As a percentage of sales	2.9%	3.2%	3.0%	3.2%

Second quarter – Fiscal 2011 vs Fiscal 2010

•	Increase of $7 million related to incentive and salary based compensation.

•	Increase of $6 million related to advertising and sales promotions.

Six months – Fiscal 2011 vs Fiscal 2010

•	Increase of $33 million related to incentive and salary based compensation.

•	Increase of $6 million related to advertising and sales promotions.

Interest Expense

in millions	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Cash interest expense	$48	$64	$99	$136
Losses on notes repurchased	3	24	6	25
Non-cash interest expense	12	12	24	19

Total Interest Expense	$63	$100	$129	$180

Second quarter – Fiscal 2011 vs Fiscal 2010

•

Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due primarily to lower average weekly indebtedness of approximately 18%.

•

Losses on notes repurchased during the second quarter fiscal 2010 included the amount paid exceeding the face value, which primarily included the repurchases of the 2011 Notes and the 6.85% Notes due April 2016 (2016 Notes).

•

Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on our revolving credit facility, the 10.5% Senior Notes due 2014 (2014 Notes), as well as the accretion of the debt discount on the 3.25% Convertible Senior Notes due 2013 (2013 Notes) and 2014 Notes.

Six months – Fiscal 2011 vs Fiscal 2010

•

Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due primarily to lower average weekly indebtedness of approximately 22%.

•	Losses on notes repurchased during the six months ended April 3, 2010, included the amount paid exceeding the face value, which primarily included the repurchases of the 2011 Notes and the 2016 Notes.

•

Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on our revolving credit facility, the 2014 Notes, as well as the accretion of the debt discount on the 2013 Notes and 2014 Notes.

Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	$2	$(1)	$(8)	$0

Six months of fiscal 2011:

•	Includes $11 million gain related to a sale of interests in an equity method investment.

Effective Tax Rate

Three Months Ended		Six Months Ended
April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
34.9%	37.1%	34.3%	35.0%

Second quarter of fiscal 2011 – The effective tax rate was impacted by:

•	state income taxes;

•	losses in foreign jurisdictions and related valuation allowances;

•	the domestic production deduction;

•	general business credits; and

•	adjustments to uncertain tax positions due to tax audit resolutions.

Six months of fiscal 2011 – The effective tax rate was impacted by:

•	state income taxes;

•	losses in foreign jurisdictions and related valuation allowances;

•	the domestic production deduction;

•	general business credits;

•	adjustments to uncertain tax positions due to tax audit resolutions; and

•	the reduction of a valuation allowance related to an equity method investment.

Second quarter of fiscal 2010 – The effective tax rate was impacted by:

•	state income taxes;

•	losses in foreign jurisdictions and related valuation allowances;

•	the domestic production deduction; and

•	general business credits.

Six months of fiscal 2010 – The effective tax rate was impacted by:

•	state income taxes;

•	losses in foreign jurisdictions and related valuation allowances;

•	the domestic production deduction;

•	general business credits; and

•	adjustments to uncertain tax positions due to tax audit resolutions and statute expirations.

Segment Results

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income, which is how we measure segment income.

in millions	Sales
	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Chicken	$2,739	$2,491	$5,358	$4,916
Beef	3,333	2,804	6,518	5,521
Pork	1,384	1,097	2,622	2,044
Prepared Foods	778	734	1,584	1,447
Other	25	0	33	0
Intersegment Sales	(259)	(210)	(500)	(377)

Total	$8,000	$6,916	$15,615	$13,551

in millions	Operating Income
	Three Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Chicken	$37	$114	$218	$192
Beef	94	126	210	245
Pork	146	69	323	131
Prepared Foods	31	37	59	92
Other	(5)	(2)	(9)	(2)

Total	$303	$344	$801	$658

Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	April 2, 2011	April 3, 2010	Change	April 2, 2011	April 3, 2010	Change
Sales	$2,739	$2,491	$248	$5,358	$4,916	$442
Sales Volume Change			6.0%			7.2%
Average Sales Price Change			3.7%			1.7%

Operating Income	$37	$114	$(77)	$218	$192	$26
Operating Margin	1.4%	4.6%		4.1%	3.9%

Second quarter and six months – Fiscal 2011 vs Fiscal 2010

•	Sales and Operating Income –

•

Sales Volume – We cut production in the second quarter of fiscal 2011 to balance our inventory supply with customer demand. Even with our production volume cutbacks, sales volume grew as a result of significant reductions in our inventory levels.

•

Operational Improvements – Operating results were positively impacted by an increase in sales volume and operational improvements, which included: yield and mix; additional processing flexibility; and reduced interplant product movement. However, during fiscal 2011, we were negatively impacted by an increase in other feed ingredient costs, freight, and weather-related expenses.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to grain and energy purchases. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results.

Income - in millions	Qtr	YTD
2011	$23	$74
2010	0	1

Improvement in operating results	$23	$73

•

Grain Costs – As compared to the same periods of fiscal 2010, operating results were negatively impacted in the second quarter and six months of fiscal 2011 by an increase in grain costs of $82 million and $66 million, respectively, which lowered operating margins by 3.0% and 1.2%.

Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	April 2, 2011	April 3, 2010	Change	April 2, 2011	April 3, 2010	Change
Sales	$3,333	$2,804	$529	$6,518	$5,521	$997
Sales Volume Change			(0.6)%			0.0%
Average Sales Price Change			19.6%			18.0%

Operating Income	$94	$126	$(32)	$210	$245	$(35)
Operating Margin	2.8%	4.5%		3.2%	4.4%

Second quarter and six months – Fiscal 2011 vs Fiscal 2010

•	Sales and Operating Income –

•

We have sustained our operating income by maximizing our revenues relative to the rising live cattle markets, partially attributable to strong export sales. This was offset by an increase in operating costs.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live cattle. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2011	$(30)	$(39)
2010	(4)	2

Decline in operating results	$(26)	$(41)

Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	April 2, 2011	April 3, 2010	Change	April 2, 2011	April 3, 2010	Change
Sales	$1,384	$1,097	$287	$2,622	$2,044	$578
Sales Volume Change			6.6%			6.2%
Average Sales Price Change			18.4%			20.8%

Operating Income	$146	$69	$77	$323	$131	$192
Operating Margin	10.5%	6.3%		12.3%	6.4%

Second quarter and six months – Fiscal 2011 vs Fiscal 2010

•	Sales and Operating Income –

•	We increased our operating margins by maximizing our revenues relative to the live hog markets, partially attributable to strong export sales and operational and mix performance.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live hogs. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2011	$(22)	$(9)
2010	(22)	(29)

Improvement in operating results	$0	$20

Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	April 2, 2011	April 3, 2010	Change	April 2, 2011	April 3, 2010	Change
Sales	$778	$734	$44	$1,584	$1,447	$137
Sales Volume Change			(4.6)%			(2.2)%
Average Sales Price Change			11.1%			11.9%

Operating Income	$31	$37	$(6)	$59	$92	$(33)
Operating Margin	4.0%	5.0%		3.7%	6.4%

Second quarter and six months – Fiscal 2011 vs Fiscal 2010

•

Operating margins were positively impacted by an increase in our average sales prices, which were partially offset by the increase in raw material costs. In addition, we also had an increase in selling, general and administrative expenses. In the first six months of fiscal 2010, we received $8 million in insurance proceeds related to the flood damage at our Jefferson, Wisconsin, plant.

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

Cash Flows from Operating Activities

in millions	Six Months Ended
	April 2, 2011	April 3, 2010
Net income	$450	$315
Non-cash items in net income:
Depreciation and amortization	256	247
Deferred income taxes	60	1
Other, net	40	47
Changes in working capital	(552)	(124)

Net cash provided by operating activities	$254	$486

Cash flows associated with changes in working capital for the six months ended:

•

April 2, 2011 – Decreased primarily due to higher inventory and accounts receivable balances and a decrease in accrued salaries, wages and benefits. Inventory and accounts receivable balances are higher largely due to increased raw material costs and the resulting higher sales prices.

•

April 3, 2010 – Decreased primarily due to higher inventory and accounts receivable balances, a decrease in accounts payable and income tax payables, partially offset by an increase in accrued salaries, wages and benefits.

Cash Flows from Investing Activities

in millions	Six Months Ended
	April 2, 2011	April 3, 2010
Additions to property, plant and equipment	$(319)	$(264)
Purchases of marketable securities, net	(80)	(4)
Other, net	25	41

Net cash used for investing activities	$(374)	$(227)

•	Additions to property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.

•

Capital spending for fiscal 2011 is expected to be approximately $700 million, and includes spending for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our foreign operations.

•	Purchase of marketable securities includes $79 million related to the funding of deferred compensation plans.

Cash Flows from Financing Activities

in millions	Six Months Ended
	April 2, 2011	April 3, 2010
Payments on debt	$(65)	$(555)
Net proceeds from borrowings	0	15
Change in restricted cash to be used for financing activities	0	140
Purchases of treasury shares	(21)	(31)
Dividends	(30)	(30)
Other, net	45	15

Net cash used for financing activities	$(71)	$(446)

•	Payments on debt for the six months ended April 2, 2011, included $58 million of 2016 Notes.

•	Payments on debt for the six months ended April 3, 2010, included:

•	$287 million of 2011 Notes;

•	$140 million of 7.95% Notes due February 2010 (using the restricted cash held in a blocked cash collateral account for the repurchase of these notes);

•	$57 million of 2016 Notes;

•	$34 million of 7.0% Notes due May 2018; and

•	$25 million related to the losses on notes repurchased during the period.

Liquidity

in millions	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available

Cash and cash equivalents					$794
Revolving credit facility	February 2016	$1,000	$158	$0	$842

Total liquidity					$1,636

•

The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

•

Our 2013 Notes may be converted early during any fiscal quarter in the event our Class A stock trades at or above $21.96 for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. In this event, the note holders may require us to pay outstanding principal in cash, which totaled $458 million at April 2, 2011. Any conversion premium would be paid in shares of Class A stock. The conditions for early conversion were not met in our second fiscal quarter of fiscal 2011, and thus, the notes may not be converted in our third quarter of fiscal 2011. Should the conditions for early conversion be satisfied in future quarters, and the holders exercised their early conversion option, we would use current cash on hand and cash flow from operations for principal payments.

•

At April 2, 2011, we had $314 million of 2011 Notes outstanding. We plan presently to use current cash on hand and cash flows from operations for payment on the remaining 2011 Notes due on October 1, 2011.

•	Our current ratio was 1.99 to 1 and 1.81 to 1 at April 2, 2011, and October 2, 2010, respectively.

Credit and Capital Markets

Credit market conditions deteriorated rapidly during our fourth quarter of fiscal 2008, although they have improved significantly. While not all-inclusive, the following summarizes some of the impacts that credit market conditions can have on our business:

Credit Facility

Cash flows from operating activities and current cash on hand are our primary source of liquidity for funding debt service and capital expenditures. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit, and as a source of financing for growth opportunities. As of April 2, 2011, we had outstanding letters of credit totaling $158 million, none of which were drawn upon, which left $842 million available for borrowing. Our revolving credit facility is funded by a syndicate of 38 banks, with commitments ranging from $3 million to $90 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements. If any of the banks in the syndicate are unable to perform on their commitments to fund the facility, our liquidity could be impaired, which could reduce our ability to fund working capital needs, support letters of credit or finance our growth opportunities.

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

Additionally, we have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. Although we believe the aggregate maximum obligation under the program is unlikely to ever be reached, the potential maximum obligation at April 2, 2011, was approximately $215 million. The total receivables under these programs were $54 million and $51 million at April 2, 2011, and October 2, 2010, respectively. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets and personal guarantees. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $16 million and $15 million at April 2, 2011, and October 2, 2010, respectively.

Investments

The value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets, are impacted by market volatility. These instruments were recorded at fair value as of April 2, 2011. We did not have a significant change in fair value of these instruments during the second quarter and six months of fiscal 2011.

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

Credit Ratings

2016 Notes

On August 19, 2010, S&P upgraded the credit rating of these notes from “BB” to “BB+.” On September 2, 2010, Moody’s upgraded our credit rating from “Ba3” to “Ba2.” These upgrades decreased the interest rate on the 2016 Notes from 7.85% to 7.35%, effective beginning with the six-month interest payment due October 1, 2010.

On February 24, 2011, S&P upgraded the credit rating of these notes from “BB+” to “BBB-.” On March 29, 2011, Moody’s upgraded our credit rating from “Ba2” to “Ba1”. These upgrades decreased the interest rate on the 2016 Notes from 7.35% to 6.85%, effective beginning with the six-month interest payment due April 1, 2011.

A further one-notch upgrade by Moody’s would decrease the interest rates on the 2016 Notes by 0.25%, while a one-notch downgrade by either ratings agency would increase the interest rates on the 2016 Notes by 0.25%.

Revolving Credit Facility

S&P’s corporate credit rating for Tyson Foods, Inc. is “BBB-.” Moody’s corporate credit rating for Tyson Foods, Inc. is “Ba1.” If Moody’s were to upgrade our credit rating to “Baa2” or higher while our S&P credit rating remained at “BBB-”, or S&P were to upgrade our credit rating to “BBB” or higher while Moody’s upgraded our credit rating to “Baa3” or higher, our letter of credit fees would decrease by 0.25% and fees paid on the unused portion of the facility would decrease by 0.075%.

If S&P were to downgrade our corporate credit rating to “BB+” or Moody’s were to downgrade our corporate credit rating to “Ba2”, our letter of credit fees would increase by 0.25% and fees paid on the unused portion of the facility would increase by 0.025%.

Debt Covenants

Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of our capital stock; amend material documents; change the nature of our business; make certain payments of debt; engage in certain transactions with affiliates; and enter into sale/leaseback or hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum leverage ratios.

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

We were in compliance with all debt covenants at April 2, 2011.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of April 2, 2011, and October 2, 2010, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value

in millions	April 2, 2011	October 2, 2010
Livestock:
Cattle	$25	$39
Hogs	49	42

Grain	8	10

Interest Rate Risk: At April 2, 2011, we had variable rate debt of $219 million with a weighted average interest rate of 4.3%. A hypothetical 10% increase in interest rates effective at April 2, 2011, and October 2, 2010, would have a minimal effect on interest expense.

Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At April 2, 2011, we had fixed-rate debt of $2.3 billion with a weighted average interest rate of 9.1%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $14 million at April 2, 2011, and $9 million at October 2, 2010. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

Foreign Currency Risk: We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Chinese renminbi, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at April 2, 2011, and October 2, 2010, related to the foreign exchange forward contracts would have a $26 million and $17 million, respectively, impact on pretax income. In the future, we may enter into more foreign exchange forward contracts as a result of our international growth strategy.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2010 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2010 Annual Report.

Item 4.	Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of April 2, 2011, our disclosure controls and procedures were effective.

In the second quarter ended April 2, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since 2003, nine lawsuits have been brought against us and several other poultry companies by approximately 150 plaintiffs in Washington County, Arkansas Circuit Court (Green v. Tyson Foods, Inc., et al., Bible v. Tyson Foods, Inc., Beal v. Tyson Foods, Inc., et al., McWhorter v. Tyson Foods, Inc., et al., McConnell v. Tyson Foods, Inc., et al., Carroll v. Tyson Foods, Inc., et al., Belew v. Tyson Foods, Inc., et al., Gonzalez v. Tyson Foods, Inc., et al., and Rasco v. Tyson Foods, Inc., et al.) alleging that the land application of poultry litter caused arsenic and pathogenic mold and fungi contamination of the air, soil and water in and around Prairie Grove, Arkansas. In addition to the poultry company defendants, plaintiffs sued Alpharma, the manufacturer of a feed ingredient containing an organic arsenic compound that has been used in the broiler industry. Plaintiffs are seeking recovery for several types of personal injuries, including several forms of cancer. On August 2, 2006, the Court granted summary judgment in favor of Tyson and the other poultry company defendants in the first case to go to trial and denied summary judgment as to Alpharma. The case was tried against Alpharma and the jury returned a verdict in favor of Alpharma. Plaintiffs appealed the summary judgment in favor of the poultry company defendants and the Court stayed the remaining eight lawsuits pending the appeal. On May 8, 2008, the Arkansas Supreme Court reversed the summary judgment in favor of the poultry company defendants. The remanded trial in this case against us and the other poultry company defendants was held, and on May 14, 2009, the jury returned a verdict in favor of the defendants. The plaintiffs appealed this verdict to the Arkansas Supreme Court. On February 17, 2011, the Arkansas Supreme Court affirmed this verdict. The plaintiffs subsequently filed a petition for rehearing which was denied.

In 2010 our Mexican subsidiary, Tyson de Mexico (TdM), provided the National Water Commission (CONAGUA), an agency of the Mexican government’s Ministry of the Environment and Natural Resources, with information on TdM’s water usage for 2008 and 2009 at certain water wells that are part of TdM’s poultry production operations. In February 2011, the regional CONAGUA office informed TdM that it was the regional CONAGUA office’s opinion that TdM’s permits for water usage from certain wells lapsed between the period of January 1, 2009 through May 5, 2009, and it estimated TdM owed approximately 6.5 million pesos (approximately US $560,000) for water usage during this period. TdM has had ongoing discussions with the regional CONAGUA office on this matter, and is awaiting the regional office’s final determination.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 2, 2011 to Jan. 29, 2011	179,791		$16.79	—	22,474,439
Jan. 30, 2011 to March 5, 2011	362,059		18.12	—	22,474,439
March 6, 2011 to April 2, 2011	236,028		19.30	—	22,474,439

Total	777,878	(2)	$18.17	—	22,474,439

(1)	On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)	We purchased 777,878 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 687,762 shares purchased in open market transactions and 90,116 shares withheld to cover required tax withholdings on the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 9, 2011	/S/ DENNIS LEATHERBY
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: May 9, 2011	/S/ CRAIG J. HART
Craig J. Hart
Senior Vice President, Controller and Chief Accounting Officer