Form 10-Q
period 2011-07-02
TYSON FOODS INC
filed 2011-08-08
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 2, 2011.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	305,247,809
Class B Common Stock, $0.10 Par Value (Class B stock)	70,020,855

TYSON FOODS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Sales	$8,247	$7,438	$23,862	$20,989
Cost of Sales	7,716	6,686	22,054	19,144

Gross Profit	531	752	1,808	1,845
Selling, General and Administrative	219	245	695	680

Operating Income	312	507	1,113	1,165
Other (Income) Expense:
Interest income	(2)	(4)	(8)	(11)
Interest expense	58	102	187	282
Other, net	(7)	14	(15)	14

Total Other (Income) Expense	49	112	164	285

Income before Income Taxes	263	395	949	880
Income Tax Expense	75	153	311	323

Net Income	188	242	638	557
Less: Net Loss Attributable to Noncontrolling Interest	(8)	(6)	(15)	(10)

Net Income Attributable to Tyson	$196	$248	$653	$567

Weighted Average Shares Outstanding:
Class A Basic	304	304	305	303
Class B Basic	70	70	70	70
Diluted	383	382	382	379
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.53	$0.68	$1.77	$1.55
Class B Basic	$0.48	$0.61	$1.60	$1.39
Diluted	$0.51	$0.65	$1.71	$1.49
Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.120	$0.120
Class B	$0.036	$0.036	$0.108	$0.108

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	July 2, 2011	October 2, 2010
Assets
Current Assets:
Cash and cash equivalents	$981	$978
Accounts receivable, net	1,334	1,198
Inventories, net	2,711	2,274
Other current assets	146	168

Total Current Assets	5,172	4,618
Net Property, Plant and Equipment	3,802	3,674
Goodwill	1,895	1,893
Intangible Assets	158	166
Other Assets	461	401

Total Assets	$11,488	$10,752

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$362	$401
Accounts payable	1,193	1,110
Other current liabilities	1,206	1,034

Total Current Liabilities	2,761	2,545
Long-Term Debt	2,094	2,135
Deferred Income Taxes	393	321
Other Liabilities	457	486
Redeemable Noncontrolling Interest	0	64
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,257	2,243
Retained earnings	3,719	3,113
Accumulated other comprehensive income	13	0
Treasury stock, at cost – 17 million shares at July 2, 2011, and 15 million shares at October 2, 2010	(276)	(229)

Total Tyson Shareholders’ Equity	5,752	5,166
Noncontrolling Interest	31	35

Total Shareholders’ Equity	5,783	5,201

Total Liabilities and Shareholders’ Equity	$11,488	$10,752

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	July 2, 2011	July 3, 2010
Cash Flows From Operating Activities:
Net income	$638	$557
Depreciation and amortization	384	372
Deferred income taxes	51	(4)
Other, net	34	116
Net changes in working capital	(421)	42

Cash Provided by Operating Activities	686	1,083

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(469)	(404)
Purchases of marketable securities	(121)	(39)
Proceeds from sale of marketable securities	42	34
Proceeds from notes receivable	51	0
Other, net	26	45

Cash Used for Investing Activities	(471)	(364)

Cash Flows From Financing Activities:
Payments on debt	(197)	(993)
Net proceeds from borrowings	83	17
Change in restricted cash to be used for financing activities	0	140
Purchases of Tyson Class A common stock	(110)	(42)
Dividends	(45)	(44)
Other, net	52	32

Cash Used for Financing Activities	(217)	(890)

Effect of Exchange Rate Change on Cash	5	1

Increase (Decrease) in Cash and Cash Equivalents	3	(170)
Cash and Cash Equivalents at Beginning of Year	978	1,004

Cash and Cash Equivalents at End of Period	$981	$834

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

We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of July 2, 2011, the results of operations for the three and nine months ended July 2, 2011, and July 3, 2010, and cash flows for the nine months ended July 2, 2011, and July 3, 2010. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.

CONSOLIDATION

The consolidated condensed financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries for which we have a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity. We consolidate Dynamic Fuels since we are the primary beneficiary. At July 2, 2011, Dynamic Fuels had $180 million of total assets, of which $145 million was property, plant and equipment, and $118 million of total liabilities, of which $100 million was long-term debt. At October 2, 2010, Dynamic Fuels had $154 million of total assets, of which $145 million was property, plant and equipment, and $107 million of total liabilities, of which $100 million was long-term debt.

SHARE REPURCHASES

On May 11, 2011, we announced our Board of Directors reactivated a share repurchase program, which had no activity since fiscal 2005, to repurchase up to the remaining available 22.5 million shares of Class A common stock. The share repurchase program has no fixed or scheduled termination date. During the three and nine months ended July 2, 2011, we repurchased 4.4 million shares for approximately $80 million under this plan. As of July 2, 2011, 18.1 million shares remain authorized for repurchase. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. These repurchases totaled $30 million and $42 million for the nine months ended July 2, 2011, and July 3, 2010, respectively.

CASH FLOW STATEMENT PRESENTATION

In March 2011, we collected $51 million of notes receivable associated with our 2008 sale of assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside). This cash receipt has been reflected in the Consolidated Condensed Statement of Cash Flows for the nine months ended July 2, 2011, as an investing activity, revising the previous presentation of the receipt from operating activities in the second quarter consolidated condensed financial statements. As a result, operating and investing cash flows previously reported of $254 million and ($374) million, respectively, were revised to $203 million and ($323) million, respectively, for the six months ended April 2, 2011.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB clarified the guidance around fair value measurements and disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We will adopt this guidance in the second quarter of fiscal year 2012. We do not expect the adoption will have a significant impact on our consolidated condensed financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. This guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2011. We anticipate we will adopt this guidance in the first quarter of fiscal year 2013. Upon adoption, we will be required to present comprehensive income as part of our consolidated condensed statements of income, or in a separate financial statement. Currently, we present such information in our notes to the consolidated condensed financial statements. Other than changing the presentation of comprehensive income, we do not expect the adoption will have a significant impact on our consolidated condensed financial statements.

NOTE 2: ACQUISITIONS

In May 2011, the minority partner in our 60%-owned Shandong Tyson Xinchang Foods joint ventures in China exercised put options requiring us to purchase its entire 40% equity interest. The transaction is pending Chinese government approval and is expected to close in late fiscal 2011 or early fiscal 2012 for cash consideration totaling $65 million. As a result of the put option exercises, we have recorded this obligation as a component of Other current liabilities at July 2, 2011. At October 2, 2010, the minority partner’s interest was recorded as Redeemable Noncontrolling Interest.

NOTE 3: OTHER INCOME AND CHARGES

During the first nine months of fiscal 2011, we recorded an $11 million gain related to a sale of interests in an equity method investment. This gain was recorded in the Consolidated Condensed Statements of Income in Other, net.

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

Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored at all times, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at July 2, 2011.

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

Cash flow hedges

Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and nine months ended July 2, 2011, and July 3, 2010.

We had the following aggregated notionals of outstanding forward and option contracts accounted for as cash flow hedges:

	Metric	July 2, 2011	October 2, 2010
Commodity:
Corn	Bushels	14 million	16 million
Soy meal	Tons	41,000	101,500
Foreign Currency	United States dollars	$59 million	$0

The net amount of pretax losses in accumulated OCI as of July 2, 2011, expected to be reclassified into earnings within the next 12 months, was $18 million. During the three and nine months ended July 2, 2011, and July 3, 2010, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(23)	$1	Cost of Sales	$5	$(4)
Foreign exchange contracts	(1)	1	Other Income/Expense	0	0

Total	$(24)	$2		$5	$(4)

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Nine Months Ended			Nine Months Ended
	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$5	$(4)	Cost of Sales	$31	$(5)
Foreign exchange contracts	(1)	1	Other Income/Expense	0	0

Total	$4	$(3)		$31	$(5)

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

	Metric	July 2, 2011	October 2, 2010
Commodity:
Live Cattle	Pounds	383 million	361 million
Lean Hogs	Pounds	559 million	508 million

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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
		July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Loss on forwards	Cost of Sales	$(19)	$(28)	$(63)	$(44)
Gain on purchase contract	Cost of Sales	19	28	63	44

Ineffectiveness related to our fair value hedges was not significant for the three and nine months ended July 2, 2011, and July 3, 2010.

Foreign net investment hedges

We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Condensed Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant for the three and nine months ended July 2, 2011, and July 3, 2010. At July 2, 2011, and October 2, 2010, we had $35 million and $49 million aggregate outstanding notionals related to our forward foreign currency contracts accounted for as foreign net investment hedges.

The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$(1)	$2	Other Income/Expense	$0	$0

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Nine Months Ended			Nine Months Ended
	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$(4)	$1	Other Income/Expense	$0	$0

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

We had the following aggregate outstanding notionals related to our undesignated positions:

	Metric	July 2, 2011	October 2, 2010
Commodity:
Corn	Bushels	5 million	38 million
Soy meal	Tons	176,100	367,000
Live Cattle	Pounds	175 million	73 million
Lean Hogs	Pounds	159 million	134 million
Natural Gas	British thermal units	240 billion	450 billion
Foreign Currency	United States dollars	$236 million	$146 million
Interest Rate	Average monthly notional debt	$44 million	$53 million

The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain/(Loss) Recognized in Earnings		Gain/(Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(15)	$(5)	$16	$17
Commodity contracts	Cost of Sales	21	20	32	(11)
Foreign exchange contracts	Other Income/ Expense	(1)	2	(8)	0
Interest rate contracts	Interest Expense	0	1	0	1

Total		$5	$18	$40	$7

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	July 2, 2011	October 2, 2010
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$14	$20

Derivatives not designated as hedging instruments:
Commodity contracts	27	10
Foreign exchange contracts	2	1

Total derivative assets – not designated	29	11

Total derivative assets	$43	$31

Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$42	$16
Foreign exchange contracts	1	0

Total derivative liabilities – designated	43	16

Derivatives not designated as hedging instruments:
Commodity contracts	85	34
Foreign exchange contracts	3	6
Interest rate contracts	2	3

Total derivative liabilities – not designated	90	43

Total derivative liabilities	$133	$59

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

	July 2, 2011	October 2, 2010
Processed products:
Weighted-average method – chicken and prepared foods	$804	$721
First-in, first-out method – beef and pork	565	462
Livestock – first-in, first-out method	964	759
Supplies and other – weighted-average method	378	332

Total inventories, net	$2,711	$2,274

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	July 2, 2011	October 2, 2010
Land	$98	$97
Buildings and leasehold improvements	2,689	2,617
Machinery and equipment	4,822	4,694
Land improvements and other	383	232
Buildings and equipment under construction	476	513

	8,468	8,153
Less accumulated depreciation	4,666	4,479

Net property, plant and equipment	$3,802	$3,674

NOTE 7: OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	July 2, 2011	October 2, 2010
Accrued salaries, wages and benefits	$406	$444
Self-insurance reserves	292	256
Other	508	334

Total other current liabilities	$1,206	$1,034

NOTE 8: COMMITMENTS

We guarantee obligations of certain outside third parties, which consists of a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of July 2, 2011, was $78 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next six years. The maximum potential amount of the residual value guarantees is $43 million, of which $41 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At July 2, 2011, and October 2, 2010, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of July 2, 2011, was approximately $215 million. The total receivables under these programs were $38 million and $51 million at July 2, 2011, and October 2, 2010, respectively, and are included, net of allowance for uncollectible amounts, in Other Assets in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets and personal guarantees. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $13 million and $15 million at July 2, 2011, and October 2, 2010, respectively.

NOTE 9: DEBT

The major components of debt are as follows (in millions):

	July 2, 2011	October 2, 2010
Revolving credit facility	$0	$0
Senior notes:
8.25% Notes due October 2011 (2011 Notes)	295	315
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	810	810
6.85% Senior notes due April 2016 (2016 Notes)	638	701
7.00% Notes due May 2018	120	122
7.00% Notes due January 2028	18	18
Discount on senior notes	(83)	(105)
GO Zone tax-exempt bonds due October 2033 (0.03% at 7/2/2011)	100	100
Other	100	117

Total debt	2,456	2,536
Less current debt	362	401

Total long-term debt	$2,094	$2,135

Revolving Credit Facility

In February 2011, we amended and extended our $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in February 2016, provided that (a) at any time during the six-month period ending November 29, 2013, we have corporate credit ratings not lower than BBB- and Baa3 from Standard & Poor’s (S&P) and Moody’s Investor Services, Inc. (Moody’s), respectively, in each case with stable outlook or better, (b) on or prior to November 29, 2013, we have refinanced, purchased, or defeased the 2014 Notes, or (c) we have irrevocably deposited cash in an amount not less than the aggregate principal amount of the outstanding 2014 Notes on or prior to November 29, 2013, in a blocked cash collateral account. In the event none of the foregoing events have occurred, the loans made under this facility will mature and the commitments thereunder will terminate on November 29, 2013. As of July 2, 2011, none of the foregoing events have occurred.

After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing under this facility at July 2, 2011, was $840 million. At July 2, 2011, we had outstanding letters of credit issued under this facility totaling $160 million, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds. We had an additional $57 million of bilateral letters of credit not issued under this facility, none of which were drawn upon.

This facility is fully and unconditionally guaranteed on a senior secured basis by substantially all of our domestic subsidiaries. The guarantors’ cash, accounts receivable, inventory and proceeds received related to these items secure our obligations under this facility. However, if at any time on or after August 23, 2011, our corporate credit rating is at least BBB- or Baa3, in each case with stable outlook or better, from S&P or Moody’s, respectively, and at least BB or Ba2, in each case with stable outlook or better, from the other rating agency, then at our request, the lenders will release the liens securing this facility.

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

On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of July 2, 2011, none of the conditions permitting conversion of the 2013 Notes had been satisfied.

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

We were in compliance with all debt covenants at July 2, 2011.

NOTE 10: FAIR VALUE MEASUREMENTS

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

July 2, 2011	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$0	$41	$0	$(32)	$9
Foreign Exchange Forward Contracts	0	2	0	(2)	0
Available for Sale Securities:
Debt securities	0	45	74	0	119
Equity securities	12	1	0	0	13
Deferred Compensation Assets	0	166	0	0	166

Total Assets	$12	$255	$74	$(34)	$307

Liabilities:
Commodity Derivatives	$0	$127	$0	$(106)	$21
Foreign Exchange Forward Contracts	0	4	0	(2)	2
Interest Rate Swap	0	2	0	0	2

Total Liabilities	$0	$133	$0	$(108)	$25

October 2, 2010	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$0	$30	$0	$(18)	$12
Foreign Exchange Forward Contracts	0	1	0	(1)	0
Available for Sale Securities:
Debt securities	0	42	73	0	115
Equity securities	15	3	0	0	18
Deferred Compensation Assets	0	86	0	0	86

Total Assets	$15	$162	$73	$(19)	$231

Liabilities:
Commodity Derivatives	$0	$50	$0	$(50)	$0
Foreign Exchange Forward Contracts	0	6	0	(1)	5
Interest Rate Swap	0	3	0	(1)	2

Total Liabilities	$0	$59	$0	$(52)	$7

(a)	Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At July 2, 2011, and October 2, 2010, we had posted $74 million and $35 million of cash collateral and held $0 and $3 million cash collateral with various counterparties, respectively.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	July 2, 2011	July 3, 2010
Balance at beginning of year	$73	$72
Total realized and unrealized gains (losses):
Included in earnings	0	1
Included in other comprehensive income (loss)	0	2
Purchases, issuances and settlements, net	1	(2)

Balance at end of period	$74	$73

Total gains (losses) for the nine-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$0	$0

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

(in millions)	July 2, 2011			October 2, 2010
	Amortized Cost Basis	Fair Value	Unrealized Gain	Amortized Cost Basis	Fair Value	Unrealized Gain
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$44	$45	$1	$41	$42	$1
Corporate and Asset-Backed (a)	42	45	3	43	46	3
Redeemable Preferred Stock	29	29	0	27	27	0

Equity Securities:
Common Stock	9	12	3	9	15	6
Stock Warrants	0	1	1	0	3	3

(a)	At July 2, 2011, and October 2, 2010, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $3 million and $3 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairments in earnings for the three and nine months ending July 2, 2011, and July 3, 2010. No other than temporary losses were deferred in OCI as of July 2, 2011, and October 2, 2010.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and nine months ended July 2, 2011, and July 3, 2010.

Other Financial Instruments

Fair values for debt are based on quoted market prices or published forward interest rate curves. Fair value and carrying value for our debt were as follows (in millions):

	July 2, 2011		October 2, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,669	$2,456	$2,770	$2,536

For all of our other financial instruments, the estimated fair value approximated the carrying value at July 2, 2011, and October 2, 2010. The carrying value of our other financial instruments, not otherwise disclosed herein, included notes receivable, which approximated fair value at October 2, 2010. Notes receivable were recorded in Other Current Assets in the Consolidated Condensed Balance Sheets and totaled $0 and $49 million at July 2, 2011, and October 2, 2010, respectively. The fair values were determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

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

The other private lawsuits referred to above are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S.D. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E.D. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W.D. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M.D. Georgia, March 5, 2007); Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M.D. Georgia, May 23, 2007) (the Williams Case). Similar to DeAsencio, each of these matters involves allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation, which was granted on August 17, 2007. These cases and five other cases subsequently filed involving the same allegations, Armstrong, et al. v. Tyson Foods, Inc. (W.D. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E.D. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E.D. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W.D. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W.D. North Carolina, February 6, 2008), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (MDL Proceedings). On January 2, 2008, the Court issued a Joint Scheduling and Case Management Order. This order granted Conditional Class Certification and called for notice to be given to potential putative class members via a third party administrator. The potential class members had until April 18, 2008, to “opt in” to the class. Approximately 13,800 employees and former employees filed their consents to “opt-in” to the class. On October 15, 2008, the Court denied the plaintiffs’ motion for equitable tolling, which, if granted, would have extended the time period in which the plaintiffs could have sought damages. However, in addition to the consents already obtained, the Court allowed the plaintiffs to obtain corrected and reaffirmed opt-in consents that were previously filed in the matter of M.H. Fox, et al. v. Tyson Foods, Inc. (N.D. Alabama, June 22, 1999). The deadline for filing these consents was December 31, 2008, and according to the third party administrator, approximately 4,000 reaffirmed consents were filed, some or all of which may be in addition to the approximately 13,800 consents filed previously. The parties have completed discovery at eight of our facilities and our corporate headquarters in Springdale, Arkansas. In July 2009 we filed class decertification motions for the eight facilities involved in discovery. We also filed Motions for Partial Summary Judgment for these eight facilities. Oral arguments for these motions occurred on February 3, 2010, and, on March 16, 2010, the Court granted partial summary judgment with respect to two unionized facilities and denied the remaining motions. The Court concluded that the activities at these two facilities met the definition of “clothes changing” under Section 203(o) of the FLSA and that the time engaged in pre- and post-shift donning and doffing is not compensable. The Court did not rule on whether Section 203(o) activity could begin the continuous work day, thereby making all walking, sanitizing and washing time after that activity compensable. We then filed a motion for certification of a permissive appeal on whether Section 203(o) activity can start the continuous workday and whether washing required clothing items is covered by Section 203(o). On April 23, 2010, the Court granted us permission to appeal these issues to the Eleventh Circuit Court of Appeals. The Court also retained jurisdiction with respect to the eight facilities while staying proceedings with respect to seven. It then scheduled trial in the Williams Case for October 12, 2010. On April 16, 2010, the Court lifted a previously entered stay of discovery with respect to our remaining 32 facilities subject to the MDL Proceedings and ordered the parties to meet, confer, and report to the Court any discovery agreements and disputed issues within 45 days. On June 7, 2010, the Court issued a scheduling order which set the close of discovery for the remaining 32 facilities for May 31, 2012. On September 22, 2010, the Court granted the parties’ joint motion to stay further proceedings in the MDL Proceedings, including the trial in the Williams case, in order to allow the parties an opportunity to explore settlement. The plaintiffs subsequently filed a motion to lift the stay, and the Court granted this motion on November 15, 2010. The parties have reached a settlement agreement for the back pay liability (exclusive of attorneys’ fees) in the Williams case, which was set for trial on February 14, 2011. On January 21, 2011, the parties notified the court of their intention to file a motion for approval of the settlement agreement and a motion to file the agreement under seal. As part of the settlement, the parties also agreed to stay further MDL proceedings to allow the parties to continue to explore settlement of the remaining lawsuits. On July 29, 2011, the parties advised the court they would like the stay to remain in place as they continue to work on and make progress toward settlement of the remaining lawsuits.

We have pending twelve separate wage and hour actions involving Tyson Fresh Meats Inc.’s plants located in Lexington, Nebraska (Lopez, et al. v. Tyson Foods, Inc., D. Nebraska, June 30, 2006), Garden City and Emporia, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, May 15, 2006), Storm Lake, Iowa (Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Guyton (f/k/a Robinson), et al. v. Tyson Foods, Inc., d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007), Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008; and DeVoss v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, C.D. Illinois, March 2, 2011), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., D. Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., D.

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

•

After a trial in the Garcia case, a jury verdict in favor of the plaintiffs was entered on March 17, 2011, with respect to the Garden City, Kansas facility. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $503,011, respectively. Plaintiffs’ counsel has filed an application for attorneys’ fees and expenses in the amount of $3,475,422. We intend to contest the application and are currently evaluating our appeal options.

•

A jury trial was held in the Lopez case, which involved the Lexington, NE beef plant, and resulted in a jury verdict in favor of Tyson. Judgment was entered and the complaint was dismissed with prejudice, on May 26, 2011. Plaintiffs filed an appeal with the Eighth Circuit Court of Appeals, on June 16, 2011.

•	The Bouaphakeo, Guyton, Gomez and Acosta cases are scheduled for trials on September 7, 2011, April 9, 2012, June 11, 2012, and July 16, 2012, respectively.

We have pending one wage and hour action involving our Tyson Prepared Foods plant located in Jefferson, Wisconsin (Weissman, et al. v. Tyson Prepared Foods, Inc., Jefferson County (Wisconsin) Circuit Court, October 20, 2010). The plaintiffs allege that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and the associated time it takes to walk to and from their workstations post-donning and pre-doffing of protective and sanitary clothing. Six named plaintiffs seek to act as state law class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs. On May 16, 2011, Plaintiffs filed a motion to certify a state law class of all hourly employees who have worked at the Jefferson plant from October 20, 2008, to the present.

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

NOTE 12: INCOME TAXES

The effective tax rate was 28.7% and 38.8% for the third quarter of fiscal years 2011 and 2010, respectively. The effective tax rate was 32.8% and 36.7% for the nine months of fiscal years 2011 and 2010, respectively. The effective tax rate for the third quarter and nine months of fiscal 2011 was impacted by such items as state income taxes, losses in foreign jurisdictions and related valuation allowances, the domestic production deduction, general business credits and adjustments to reserves for uncertain tax positions due to domestic and foreign tax audit activities. The adjustment to reserves for foreign uncertain tax positions resulted in a $21 million reduction to income tax expense, which reduced the effective tax rate by 7.8% and 2.2% for the third quarter and nine months of fiscal 2011, respectively.

Unrecognized tax benefits were $166 million and $184 million at July 2, 2011, and October 2, 2010, respectively. The decrease occurring in the third quarter is mostly the result of an IRS audit resolution and related payment and foreign tax audit activities. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $145 million and $150 million at July 2, 2011, and October 2, 2010, respectively.

We classify interest and penalties on unrecognized tax benefits as income tax expense. At July 2, 2011, and October 2, 2010, before tax benefits, we had $57 million and $64 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

We are subject to income tax examinations for U.S. federal income taxes for fiscal years 1998 through 2010, excluding fiscal years 2001 and 2002. We are also subject to income tax examinations for foreign and state income taxes for fiscal years 2001 through 2010. Within the next twelve months, it is reasonably possible that tax audit resolutions could significantly increase or decrease unrecognized tax benefits either because tax positions are sustained on audit or because we agree to their disallowance; however, the range of the possible change cannot be reasonably estimated at this time.

NOTE 13: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Numerator:
Net income	$188	$242	$638	$557
Less: Net loss attributable to noncontrolling interest	(8)	(6)	(15)	(10)

Net income attributable to Tyson	196	248	653	567
Less Dividends:
Class A ($0.040/share/quarter)	12	12	37	37
Class B ($0.036/share/quarter)	3	3	8	8

Undistributed earnings	$181	$233	$608	$522

Class A undistributed earnings	$150	$193	$504	$432
Class B undistributed earnings	31	40	104	90

Total undistributed earnings	$181	$233	$608	$522

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	304	304	305	303
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	6	6	6	5
Convertible 2013 Notes	3	2	1	1

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	383	382	382	379

Net Income Per Share Attributable to Tyson:
Class A Basic	$0.53	$0.68	$1.77	$1.55
Class B Basic	$0.48	$0.61	$1.60	$1.39
Diluted	$0.51	$0.65	$1.71	$1.49

Approximately 4 million of our stock-based compensation shares were antidilutive for both the three and nine months ended July 2, 2011, respectively, and approximately 1 million and 6 million of our stock-based compensation shares were antidilutive for the three and nine months ended July 3, 2010, respectively. These shares were not included in the dilutive earnings per share calculation.

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

NOTE 14: COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$188	$242	$638	$557
Other comprehensive income (loss), net of tax:
Net hedging unrealized (gain) loss reclassified to earnings	(3)	2	(20)	2
Net hedging unrealized gain (loss)	(15)	1	(1)	(2)
Unrealized loss on investments	(4)	(2)	(4)	(4)
Currency translation adjustment	18	(11)	37	1
Postretirement benefits reserve adjustments	0	0	1	0

Total comprehensive income	184	232	651	554
Comprehensive loss attributable to noncontrolling interest	(8)	(6)	(15)	(10)

Total comprehensive income attributable to Tyson	$192	$238	$666	$564

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Income tax expense (benefit):
Net hedging unrealized (gain) loss reclassified to earnings	$(2)	$2	$(11)	$3
Net hedging unrealized gain (loss)	(9)	1	5	(1)
Unrealized loss on investments	(2)	(3)	(2)	(3)
Currency translation adjustment	(1)	1	(1)	1
Postretirement benefits reserve adjustments	1	0	1	0

Total income tax expense (benefit)	$(13)	$1	$(8)	$0

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

The results from Dynamic Fuels are included in Other.

Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended			Nine Months Ended
	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Sales:
Chicken	$2,800	$2,527		$8,158	$7,443
Beef	3,515	3,149		10,033	8,670
Pork	1,408	1,249		4,030	3,293
Prepared Foods	804	753		2,388	2,200
Other	30	0		63	0
Intersegment Sales	(310)	(240)		(810)	(617)

Total Sales	$8,247	$7,438		$23,862	$20,989

Operating Income:
Chicken	$28	$186	(b)	$246	$378	(b)
Beef	140	176		350	421
Pork	124	125		447	256
Prepared Foods	30	22		89	114
Other	(10)	(2)		(19)	(4)

Total Operating Income	312	507		1,113	1,165

Total Other (Income) Expense	49	112	(c)	164 (a)	285	(c)

Income before Income Taxes	$263	$395		$949	$880

(a)	Includes $11 million gain related to a sale of interests in an equity method investment.
(b)	Includes $38 million gain from insurance proceeds.
(c)	Includes $12 million charge related to the impairment of an equity method investment and $34 million and $59 million, respectively, of charges related to losses on notes repurchased during the three and nine months ending July 3, 2010.

The Beef segment had sales of $107 million and $48 million in the third quarter of fiscal years 2011 and 2010, respectively, and sales of $208 million and $125 million in the nine months of fiscal years 2011 and 2010, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $203 million and $192 million in the third quarter of fiscal years 2011 and 2010, respectively, and sales of $602 million and $492 million in the nine months of fiscal years 2011 and 2010, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

NOTE 16: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statement of Income for the three months ended July 2, 2011	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$84	4,817	$3,294	$(266)	$7,845	$395	$(77)	$8,247
Cost of Sales	24	4,520	3,129	(266)	7,383	386	(77)	7,716

Gross Profit	60	297	165	0	462	9	0	531
Selling, General and Administrative	13	52	132	0	184	22	0	219

Operating Income (Loss)	47	245	33	0	278	(13)	0	312

Other (Income) Expense:
Interest expense, net	(1)	34	24	0	58	(1)	0	56
Other, net	1	0	(8)	0	(8)	0	0	(7)
Equity in net earnings of subsidiaries	(170)	(27)	(11)	25	(13)	(4)	187	0

Total Other (Income) Expense	(170)	7	5	25	37	(5)	187	49

Income (Loss) before Income Taxes	217	238	28	(25)	241	(8)	(187)	263
Income Tax Expense (Benefit)	21	66	6	0	72	(18)	0	75

Net Income (Loss)	196	172	22	(25)	169	10	(187)	188
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(8)	0	(8)

Net Income (Loss) Attributable to Tyson	$196	$172	$22	$(25)	$169	$18	$(187)	$196

Condensed Consolidating Statement of Income for the three months ended July 3, 2010	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$166	$4,317	$3,084	$(261)	$7,140	$297	$(165)	$7,438
Cost of Sales	0	3,968	2,868	(261)	6,575	276	(165)	6,686

Gross Profit	166	349	216	0	565	21	0	752
Selling, General and Administrative	45	52	124	0	176	24	0	245

Operating Income (Loss)	121	297	92	0	389	(3)	0	507

Other (Income) Expense:
Interest expense, net	98	(1)	5	0	4	(4)	0	98
Other, net	14	(1)	1	0	0	0	0	14
Equity in net earnings of subsidiaries	(247)	(6)	1	5	0	(2)	249	0

Total Other (Income) Expense	(135)	(8)	7	5	4	(6)	249	112

Income (Loss) before Income Taxes	256	305	85	(5)	385	3	(249)	395
Income Tax Expense	8	108	28	0	136	9	0	153

Net Income (Loss)	248	197	57	(5)	249	(6)	(249)	242
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(6)	0	(6)

Net Income (Loss) Attributable to Tyson	$248	$197	$57	$(5)	$249	$0	$(249)	$248

Condensed Consolidating Statement of Income for the nine months ended July 2, 2011	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$199	$13,759	$9,751	$(771)	$22,739	$1,100	$(176)	$23,862
Cost of Sales	(27)	12,847	9,144	(771)	21,220	1,037	(176)	22,054

Gross Profit	226	912	607	0	1,519	63	0	1,808
Selling, General and Administrative	39	159	430	0	589	67	0	695

Operating Income (Loss)	187	753	177	0	930	(4)	0	1,113

Other (Income) Expense:
Interest expense, net	(28)	117	95	0	212	(5)	0	179
Other, net	(7)	0	(10)	0	(10)	2	0	(15)
Equity in net earnings of subsidiaries	(503)	(78)	(27)	69	(36)	(10)	549	0

Total Other (Income) Expense	(538)	39	58	69	166	(13)	549	164

Income (Loss) before Income Taxes	725	714	119	(69)	764	9	(549)	949
Income Tax Expense (Benefit)	72	212	29	0	241	(2)	0	311

Net Income (Loss)	653	502	90	(69)	523	11	(549)	638
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(15)	0	(15)

Net Income (Loss) Attributable to Tyson	$653	$502	$90	$(69)	$523	$26	$(549)	$653

Condensed Consolidating Statement of Income for the nine months ended July 3, 2010	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$387	$11,748	$9,070	$(684)	$20,134	$852	$(384)	$20,989
Cost of Sales	(6)	10,953	8,464	(684)	18,733	801	(384)	19,144

Gross Profit	393	795	606	0	1,401	51	0	1,845
Selling, General and Administrative	98	140	379	0	519	63	0	680

Operating Income (Loss)	295	655	227	0	882	(12)	0	1,165

Other (Income) Expense:
Interest expense, net	268	2	13	0	15	(12)	0	271
Other, net	22	0	(6)	0	(6)	(2)	0	14
Equity in net earnings of subsidiaries	(570)	(34)	17	23	6	(12)	576	0

Total Other (Income) Expense	(280)	(32)	24	23	15	(26)	576	285

Income (Loss) before Income Taxes	575	687	203	(23)	867	14	(576)	880
Income Tax Expense	8	225	66	0	291	24	0	323

Net Income (Loss)	567	462	137	(23)	576	(10)	(576)	557
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(10)	0	(10)

Net Income (Loss) Attributable to Tyson	$567	$462	$137	$(23)	$576	$0	$(576)	$567

Condensed Consolidating Balance Sheet as of July 2, 2011	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$1	$786	$0	$787	$193	$0	$981
Accounts receivable, net	2	2,378	4,151	0	6,529	175	(5,372)	1,334
Inventories, net	7	902	1,576	0	2,478	226	0	2,711
Other current assets	38	39	45	(26)	58	59	(9)	146

Total Current Assets	48	3,320	6,558	(26)	9,852	653	(5,381)	5,172
Net Property, Plant and Equipment	37	877	2,321	0	3,198	567	0	3,802
Goodwill	0	881	967	0	1,848	47	0	1,895
Intangible Assets	0	33	50	0	83	75	0	158
Other Assets	2,272	218	148	0	366	298	(2,475)	461
Investment in Subsidiaries	11,292	1,899	676	(1,715)	860	318	(12,470)	0

Total Assets	$13,649	$7,228	$10,720	$(1,741)	$16,207	$1,958	$(20,326)	$11,488

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$297	$0	$0	$0	$0	$65	$0	$362
Accounts payable	5	509	594	0	1,103	85	0	1,193
Other current liabilities	5,384	203	402	(26)	579	624	(5,381)	1,206

Total Current Liabilities	5,686	712	996	(26)	1,682	774	(5,381)	2,761
Long-Term Debt	1,964	1,420	916	0	2,336	130	(2,336)	2,094
Deferred Income Taxes	18	115	247	0	362	13	0	393
Other Liabilities	230	139	190	0	329	37	(139)	457
Redeemable Noncontrolling Interest	0	0	0	0	0	0	0	0

Total Tyson Shareholders’ Equity	5,751	4,842	8,371	(1,715)	11,498	973	(12,470)	5,752
Noncontrolling Interest	0	0	0	0	0	31	0	31

Total Shareholders’ Equity	5,751	4,842	8,371	(1,715)	11,498	1,004	(12,470)	5,783

Total Liabilities and Shareholders’ Equity	$13,649	$7,228	$10,720	$(1,741)	$16,207	$1,958	$(20,326)	$11,488

Condensed Consolidating Balance Sheet as of October 2, 2010	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$2	$731	$0	$733	$243	$0	$978
Accounts receivable, net	0	2,389	4,670	0	7,059	132	(5,993)	1,198
Inventories, net	0	734	1,361	0	2,095	179	0	2,274
Other current assets	43	49	27	(9)	67	95	(37)	168

Total Current Assets	45	3,174	6,789	(9)	9,954	649	(6,030)	4,618
Net Property, Plant and Equipment	39	870	2,257	0	3,127	508	0	3,674
Goodwill	0	880	967	0	1,847	46	0	1,893
Intangible Assets	0	37	53	0	90	76	0	166
Other Assets	2,804	101	61	0	162	295	(2,860)	401
Investment in Subsidiaries	10,776	1,785	631	(1,607)	809	307	(11,892)	0

Total Assets	$13,664	$6,847	$10,758	$(1,616)	$15,989	$1,881	$(20,782)	$10,752

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$317	$0	$0	$0	$0	$84	$0	$401
Accounts payable	16	421	608	0	1,029	65	0	1,110
Other current liabilities	6,044	168	335	(9)	494	526	(6,030)	1,034

Total Current Liabilities	6,377	589	943	(9)	1,523	675	(6,030)	2,545
Long-Term Debt	2,011	1,638	1,228	0	2,866	118	(2,860)	2,135
Deferred Income Taxes	0	105	204	0	309	12	0	321
Other Liabilities	110	148	179	0	327	49	0	486
Redeemable Noncontrolling Interest	0	0	0	0	0	64	0	64

Total Tyson Shareholders’ Equity	5,166	4,367	8,204	(1,607)	10,964	928	(11,892)	5,166
Noncontrolling Interest	0	0	0	0	0	35	0	35

Total Shareholders’ Equity	5,166	4,367	8,204	(1,607)	10,964	963	(11,892)	5,201

Total Liabilities and Shareholders’ Equity	$13,664	$6,847	$10,758	$(1,616)	$15,989	$1,881	$(20,782)	$10,752

Condensed Consolidating Statement of Cash Flows for the nine months ended July 2, 2011	in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$169	$479	$84	$0	$563	$(26)	$(20)	$686

Cash Flows from Investing Activities:
Additions to property, plant and equipment	0	(84)	(316)	0	(400)	(69)	0	(469)
Purchases of marketable securities, net	0	(58)	(21)	0	(79)	0	0	(79)
Proceeds from notes receivable	0	0	0	0	0	51	0	51
Other, net	22	0	8	0	8	(4)	0	26

Cash Provided by (Used for) Investing Activities	22	(142)	(329)	0	(471)	(22)	0	(471)

Cash Flows from Financing Activities:
Net change in debt	(96)	(6)	0	0	(6)	(12)	0	(114)
Change in restricted cash	0	0	0	0	0	0	0	0
Purchases of Tyson Class A common stock	(110)	0	0	0	0	0	0	(110)
Dividends	(45)	0	0	0	0	(20)	20	(45)
Other, net	45	0	0	0	0	7	0	52
Net change in intercompany balances	14	(332)	300	0	(32)	18	0	0

Cash Provided by (Used for) Financing Activities	(192)	(338)	300	0	(38)	(7)	20	(217)

Effect of Exchange Rate Change on Cash	0	0	0	0	0	5	0	5

Increase (Decrease) in Cash and Cash Equivalents	(1)	(1)	55	0	54	(50)	0	3
Cash and Cash Equivalents at Beginning of Year	2	2	731	0	733	243	0	978

Cash and Cash Equivalents at End of Period	$1	$1	$786	$0	$787	$193	$0	$981

Condensed Consolidating Statement of Cash Flows for the nine months ended July 3, 2010							in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total

Cash Provided by (Used for) Operating Activities	$315	$377	$424	$0	$801	$(33)	$0	$1,083

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3)	(53)	(233)	0	(286)	(115)	0	(404)
Purchases of marketable securities, net	0	0	0	0	0	(5)	0	(5)
Proceeds from notes receivable	0	0	0	0	0	0	0	0
Other, net	(1)	(2)	20	0	18	28	0	45

Cash Used for Investing Activities	(4)	(55)	(213)	0	(268)	(92)	0	(364)

Cash Flows from Financing Activities:
Net change in debt	(829)	(155)	0	0	(155)	8	0	(976)
Change in restricted cash	0	0	140	0	140	0	0	140
Purchases of Tyson Class A common stock	(42)	0	0	0	0	0	0	(42)
Dividends	(44)	0	0	0	0	0	0	(44)
Other, net	28	0	(1)	0	(1)	5	0	32
Net change in intercompany balances	576	(165)	(466)	0	(631)	55	0	0

Cash Provided by (Used for) Financing Activities	(311)	(320)	(327)	0	(647)	68	0	(890)

Effect of Exchange Rate Change on Cash	0	0	0	0	0	1	0	1

Increase (Decrease) in Cash and Cash Equivalents	0	2	(116)	0	(114)	(56)	0	(170)
Cash and Cash Equivalents at Beginning of Year	0	0	788	0	788	216	0	1,004

Cash and Cash Equivalents at End of Period	$0	$2	$672	$0	$674	$160	$0	$834

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

•

General – As a result of improved internal performance in all segments, strong exports and favorable market conditions in our Beef and Pork segment, our operating results remained strong in the third quarter of fiscal 2011.

•

We continue to focus on maximizing our margins through margin management and operational efficiency improvements. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added products initiatives. The operational efficiencies occurred in the areas of yields, cost reduction, labor management and logistics cost optimization.

•

Market environment – Strong demand and exports in the Beef and Pork segments created a favorable pricing environment. While our Chicken segment remained profitable, we were challenged by increased grain and feed ingredients costs as well as excess supplies, which made it difficult to pass along the increased input costs. We attempt to balance our supply with customer demand and in the third quarter we cut production after customer demand fell short of expectations. However, the impact of the production cuts on sales volumes will not be realized until our fourth quarter.

•	Our total operating margins were 3.8% in the third quarter of fiscal 2011. The following is a summary of operating margins by segment:

•	Chicken – 1.0%

•	Beef – 4.0%

•	Pork – 8.8%

•	Prepared Foods – 3.7%

•

Debt and Liquidity – During the first nine months of fiscal 2011, we generated $686 million of operating cash flows. Additionally, in the third quarter, we repurchased, as part of our previously announced share repurchase program, 4.4 million shares of our stock for $80 million. At July 2, 2011, we had approximately $1.8 billion of liquidity, which includes availability under our credit facility and $981 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income attributable to Tyson	$196	$248	$653	$567
Net income attributable to Tyson – per diluted share	0.51	0.65	1.71	1.49

Third quarter and nine months of fiscal 2011 – Net income attributable to Tyson included the following item:

•	$21 million reduction to income tax expense related to a reversal of reserves for foreign uncertain tax positions.

Nine months of fiscal 2011 – Net income attributable to Tyson included the following item:

•	$11 million gain related to a sale of interests in an equity method investment.

Third quarter and nine months of fiscal 2010 – Net income attributable to Tyson included the following items:

•	$38 million gain from insurance proceeds;

•	$34 million and $59 million in charges related to losses on notes repurchased during the third quarter and nine months, respectively; and

•	$12 million charge related to the impairment of an equity method investment.

Outlook

In the fourth quarter of fiscal 2011, we do not expect a significant change in the fundamentals of our Beef, Pork and Prepared Foods businesses. For Chicken, we expect weak market pricing conditions to continue as a result of an imbalance of available supply relative to customer demand. Current USDA data indicates reduced broiler egg sets and placements in the fourth quarter of fiscal 2011. However, we do not expect to see a meaningful impact of the reduced supply in our results until late in our fourth quarter of fiscal 2011 and continuing into fiscal 2012. Because of these factors, we expect our Chicken segment will likely experience a loss for the fourth quarter of fiscal 2011.

Our operational improvements and lower interest expense will continue to benefit us as we finish fiscal 2011 and head into fiscal 2012. In fiscal 2012, USDA data indicates overall domestic protein (chicken, beef, pork and turkey) production is expected to slightly decrease. Because exports are likely to remain strong, we forecast total domestic availability of protein to be down slightly compared to fiscal 2011, which should continue to support pricing. The following is a summary of the fiscal 2012 outlook for each of our segments, as well as an outlook on sales, capital expenditures, net interest expense, debt and share repurchases:

•

Chicken – For fiscal 2012, we expect industry production will decrease slightly from fiscal 2011 levels, which should gradually improve market pricing conditions. Current futures prices indicate higher grain costs in fiscal 2012 compared to fiscal 2011. We expect to offset a portion of the increased grain costs with operational, pricing and mix improvements.

•

Beef – We expect to see a gradual reduction in fed cattle supplies of 1-2% in fiscal 2012 as well as exports to remain strong as compared to fiscal 2011. Despite reduced domestic availability, we expect adequate supplies in the regions we operate our plants. Based on these factors, we expect the strong fundamentals in our Beef business to continue in fiscal 2012.

•

Pork – We expect hog supplies in fiscal 2012 to be comparable to fiscal 2011 and to be adequate in the regions in which we operate. We expect pork exports to remain strong in fiscal 2012. Additionally, we increased the normalized range for the Pork segment to 6–8%.

•

Prepared Foods – Based on analysts’ estimates, raw material costs will likely increase in fiscal 2012. We expect operational improvements and increased pricing to offset the likely increase in raw material costs. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. However, there is a lag time for price increases to take effect.

•	Sales – We expect fiscal 2011 sales to exceed $32 billion mostly due to price increases associated with the rising raw material costs.

•

Capital Expenditures – We expect fiscal 2011 capital expenditures to be approximately $650 million. While this is down from our previous estimate, the anticipated projects are still ongoing, but were not able to be completed in fiscal 2011 as previously expected. Our preliminary capital expenditures plan for fiscal 2012 is similar to fiscal 2011.

•

Net Interest Expense – We expect fiscal 2011 net interest expense will be approximately $235 million. Based on our current debt levels, we expect fiscal 2012 net interest expense will be approximately $200 million, down $35 million compared to fiscal 2011.

•

Debt – We will continue to use our available cash to repurchase notes when available at attractive rates. After we retire our 8.25% Notes due October 1, 2011, of which the balance was $295 million at July 2, 2011, we have no significant maturities of debt coming due over the next two fiscal years (2012-2013). We plan to retire these notes with current cash on hand and/or cash flows from operations.

•

Share Repurchases – We expect to continue repurchasing shares under our previously announced share repurchase plan. As of July 2, 2011, 18.1 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, liquidity targets, our debt obligations and regulatory requirements.

Summary of Results

Sales

in millions	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Sales	$8,247	$7,438	$23,862	$20,989
Change in sales volume	(1.3)%		2.1%
Change in average sales price	12.3%		11.4%
Sales growth	10.9%		13.7%

Third quarter – Fiscal 2011 vs Fiscal 2010

•

Average Sales Price – Sales were positively impacted by higher average sales prices in all segments, which accounted for an increase of $863 million. The increase in average sales prices was mostly due to price increases associated with rising raw material costs.

•

Sales Volume – Sales were lower as a result of reduced sales volume in the Beef and Prepared Foods segments, which accounted for a decrease of $67 million. This was partially offset by $51 million attributed to increased sales volume in the Chicken and Pork segments.

Nine months – Fiscal 2011 vs Fiscal 2010

•

Average Sales Price – Sales were positively impacted by higher average sales prices in all segments, which accounted for an increase of approximately $2.5 billion. The increase in average sales prices were mostly due to price increases associated with rising raw material costs.

•

Sales Volume – Sales were also positively impacted by higher sales volume in the Chicken and Pork segments, which accounted for an increase of $534 million. This was partially offset by $92 million attributed to decreased sales volume in the Beef and Prepared Foods segments.

Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cost of sales	$7,716	$6,686	$22,054	$19,144
Gross profit	$531	$752	$1,808	$1,845
Cost of sales as a percentage of sales	93.6%	89.9%	92.4%	91.2%

Third quarter – Fiscal 2011 vs Fiscal 2010

•	Cost of sales increased $1.0 billion. Higher input cost per pound increased cost of sales approximately $1.0 billion, while lower sales volume decreased cost of sales $45 million.

•	Increase in live cattle and hog costs of approximately $535 million.

•	Increase in grain and feed ingredients costs in the Chicken segment of approximately $250 million.

•	Increase in raw material costs in our Prepared Foods segment of approximately $60 million.

Nine months – Fiscal 2011 vs Fiscal 2010

•	Cost of sales increased $2.9 billion. Higher input cost per pound increased cost of sales approximately $2.5 billion, while higher sales volume increased cost of sales $388 million.

•	Increase in live cattle and hog costs of approximately $1.6 billion.

•	Increase in grain and feed ingredients costs in the Chicken segment of approximately $395 million.

•	Increase in raw material costs in our Prepared Foods segment of approximately $209 million.

•

Decrease due to net gains of $72 million in the nine months of fiscal 2011, as compared to net losses of $4 million in the nine months of fiscal 2010, from our commodity risk management activities related to grain and energy purchases, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Selling, general and administrative expense	$219	$245	$695	$680
As a percentage of sales	2.7%	3.3%	2.9%	3.2%

Third quarter – Fiscal 2011 vs Fiscal 2010

•	Decrease of $14 million related to incentive and salary-based compensation.

•	Decrease of $6 million related to advertising, commissions, professional fees and sales promotions.

Nine months – Fiscal 2011 vs Fiscal 2010

•	Increase of $18 million related to incentive and salary-based compensation.

•	Increase of $7 million related to advertising, commissions, and sales promotions.

•	Decrease of $10 million related to bad debt expense and professional fees.

Interest Expense

in millions	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cash interest expense	$48	$58	$147	$194
Losses on notes repurchased	1	34	7	59
Non-cash interest expense	9	10	33	29

Total Interest Expense	$58	$102	$187	$282

Third quarter – Fiscal 2011 vs Fiscal 2010

•

Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due primarily to lower average weekly indebtedness of approximately 10%.

•

Losses on notes repurchased during the third quarter fiscal 2010 includes the amount paid exceeding the face value, which primarily includes the repurchases of the 2011 Notes and the 6.85% Notes due April 2016 (2016 Notes).

•

Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on our revolving credit facility, the 10.5% Senior Notes due 2014 (2014 Notes), as well as the accretion of the debt discount on the 3.25% Convertible Senior Notes due 2013 (2013 Notes) and 2014 Notes.

Nine months – Fiscal 2011 vs Fiscal 2010

•

Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due primarily to lower average weekly indebtedness of approximately 19%.

•	Losses on notes repurchased during the nine months ended July 3, 2010, includes the amount paid exceeding the face value, which primarily includes the repurchases of the 2011 Notes and the 2016 Notes.

•

Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on our revolving credit facility, the 2014 Notes, as well as the accretion of the debt discount on the 2013 Notes and 2014 Notes.

Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	$(7)	$14	$(15)	$14

Nine months of fiscal 2011:

•	Includes $11 million gain related to a sale of interests in an equity method investment.

Third quarter and nine months of fiscal 2010:

•	Includes $12 million charge related to the impairment of an equity method investment.

Effective Tax Rate

Three Months Ended		Nine Months Ended
July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
28.7%	38.8%	32.8%	36.7%

Third quarter and nine months of fiscal 2011 – The effective tax rate was impacted by:

•	state income taxes;

•	losses in foreign jurisdictions and related valuation allowances;

•	the domestic production deduction;

•	general business credits; and

•	adjustments to reserves for uncertain tax positions due to tax audit activity.

Third quarter and nine months of fiscal 2010 – The effective tax rate was impacted by:

•	state income taxes;

•	losses in foreign jurisdictions and related valuation allowances;

•	the domestic production deduction;

•	adjustments to reserves for uncertain tax positions due to tax audit resolutions and statute expirations; and

•	general business credits.

Segment Results

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income, which is how we measure segment income.

in millions	Sales
	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Chicken	$2,800	$2,527	$8,158	$7,443
Beef	3,515	3,149	10,033	8,670
Pork	1,408	1,249	4,030	3,293
Prepared Foods	804	753	2,388	2,200
Other	30	0	63	0
Intersegment Sales	(310)	(240)	(810)	(617)

Total	$8,247	$7,438	$23,862	$20,989

in millions	Operating Income
	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Chicken	$28	$186	$246	$378
Beef	140	176	350	421
Pork	124	125	447	256
Prepared Foods	30	22	89	114
Other	(10)	(2)	(19)	(4)

Total	$312	$507	$1,113	$1,165

Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 2, 2011	July 3, 2010	Change	July 2, 2011	July 3, 2010	Change
Sales	$2,800	$2,527	$273	$8,158	$7,443	$715
Sales Volume Change			0.5%			4.9%
Average Sales Price Change			10.2%			4.5%

Operating Income	$28	$186	$(158)	$246	$378	$(132)
Operating Margin	1.0%	7.4%		3.0%	5.1%

Third quarter and nine months of fiscal 2010

•	Includes $38 million gain from insurance proceeds.

Third quarter and nine months – Fiscal 2011 vs Fiscal 2010

•	Sales and Operating Income –

•

Sales Volume – Sales volume increased as a result of increased production. We attempt to balance our supply with customer demand and in the third quarter we cut production after customer demand fell short of expectations. However, the impact of the production cuts on sales volumes will not be realized until late in our fourth quarter.

•	Average Sales Price – Average sales prices increased primarily due to mix and pricing increases associated with increased input costs.

•

Operating Income – Operating income was positively impacted by increases in sales volume, average sales price and operational improvements, which included: yield and mix; additional processing flexibility; and reduced interplant product movement. These increases were more than offset by increased costs of grain and feed ingredients totaling approximately $250 million and $395 million for the third quarter and nine months of fiscal 2011.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to grain and energy purchases. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2011	$(2)	$72
2010	(5)	(4)

Improvement in operating results	$3	$76

Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 2, 2011	July 3, 2010	Change	July 2, 2011	July 3, 2010	Change
Sales	$3,515	$3,149	$366	$10,033	$8,670	$1,363
Sales Volume Change			(1.7)%			(0.5)%
Average Sales Price Change			13.5%			16.3%

Operating Income	$140	$176	$(36)	$350	$421	$(71)
Operating Margin	4.0%	5.6%		3.5%	4.9%

Third quarter and nine months – Fiscal 2011 vs Fiscal 2010

•	Sales and Operating Income –

•

We have maintained strong operating income by maximizing our revenues relative to the rising live cattle markets, partially attributable to strong export sales. This was offset by an increase in operating costs.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live cattle. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Loss - in millions	Qtr	YTD
2011	$(1)	$(40)
2010	(9)	(7)

Improvement/(Decline) in operating results	$8	$(33)

Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 2, 2011	July 3, 2010	Change	July 2, 2011	July 3, 2010	Change
Sales	$1,408	$1,249	$159	$4,030	$3,293	$737
Sales Volume Change			3.0%			5.1%
Average Sales Price Change			9.4%			16.4%

Operating Income	$124	$125	$(1)	$447	$256	$191
Operating Margin	8.8%	10.0%		11.1%	7.8%

Third quarter and nine months – Fiscal 2011 vs Fiscal 2010

•	Sales and Operating Income –

•

We maintained strong operating margins, and grew over the nine month period, by maximizing our revenues relative to the live hog markets, partially attributable to strong export sales and operational and mix performance.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live hogs. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2011	$(6)	$(15)
2010	0	(29)

Improvement/(Decline) in operating results	$(6)	$14

Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 2, 2011	July 3, 2010	Change	July 2, 2011	July 3, 2010	Change
Sales	$804	$753	$51	$2,388	$2,200	$188
Sales Volume Change			(2.0)%			(2.1)%
Average Sales Price Change			9.0%			10.9%

Operating Income	$30	$22	$8	$89	$114	$(25)
Operating Margin	3.7%	2.9%		3.7%	5.2%

Third quarter and nine months – Fiscal 2011 vs Fiscal 2010

•

Operating margins were positively impacted by an increase in our average sales prices, which were partially offset by an increase in raw material costs. Additionally, we also had an increase in operating costs in fiscal 2011. In the first nine months of fiscal 2010, we received $8 million in insurance proceeds related to the flood damage at our Jefferson, Wisconsin, plant.

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs for working capital, capital expenditures, growth opportunities, stock repurchases and the repurchase/redemption of our 2011 Notes are expected to be met with current cash on hand, cash flows provided by operating activities, or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows from Operating Activities

in millions	Nine Months Ended
	July 2, 2011	July 3, 2010
Net income	$638	$557
Non-cash items in net income:
Depreciation and amortization	384	372
Deferred income taxes	51	(4)
Other, net	34	116
Net changes in working capital	(421)	42

Net cash provided by operating activities	$686	$1,083

Cash flows associated with changes in working capital for the nine months ended:

•

July 2, 2011 – Decreased due to higher inventory and accounts receivable and a decrease in accrued salaries, wages and benefits. Inventory and accounts receivable balances are higher largely due to increased raw material costs and the resulting higher sales prices.

•

July 3, 2010 – Increased due to an increase in accrued salaries, wages and benefits, interest payable and the change in income tax receivable/payable balances, partially offset by higher inventory and accounts receivable balances.

Cash Flows from Investing Activities

in millions	Nine Months Ended
	July 2, 2011	July 3, 2010
Additions to property, plant and equipment	$(469)	$(404)
Purchases of marketable securities, net	(79)	(5)
Proceeds from notes receivable	51	0
Other, net	26	45

Net cash used for investing activities	$(471)	$(364)

•	Additions to property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.

•

Capital spending for fiscal 2011 is expected to be approximately $650 million, and includes spending for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our foreign operations.

•	Purchase of marketable securities includes $79 million related to the funding of deferred compensation plans.

•	Proceeds from notes receivable totaling $51 million relates to the collection of notes receivable received in conjunction with a sale of a business operation in fiscal 2009.

Cash Flows from Financing Activities

in millions	Nine Months Ended
	July 2, 2011	July 3, 2010
Payments on debt	$(197)	$(993)
Net proceeds from borrowings	83	17
Change in restricted cash to be used for financing activities	0	140
Purchases of Tyson Class A common stock	(110)	(42)
Dividends	(45)	(44)
Other, net	52	32

Net cash used for financing activities	$(217)	$(890)

•	Payments on debt for the nine months ended July 2, 2011, included:

•	$63 million of 2016 Notes; and

•	$20 million of 2011 Notes.

•	Payments on debt for the nine months ended July 3, 2010, included:

•	$512 million of 2011 Notes;

•	$218 million of 2016 Notes;

•	$140 million of 7.95% Notes due February 2010 (2010 Notes) (using the restricted cash held in a blocked cash collateral account for the repurchase of these notes);

•	$40 million of 7.0% Notes due May 2018; and

•	$59 million related to the premiums on notes repurchased during the period.

•	Purchases of Tyson Class A common stock for the nine months ended July 2, 2011, included:

•	$80 million for shares repurchased pursuant to our previously announced share repurchase program; and

•	$30 million for shares repurchased to fund certain obligations under our equity compensation plans.

Liquidity

in millions	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available

Cash and cash equivalents					$981
Revolving credit facility	February 2016	$1,000	$(160)	$0	$840

Total liquidity					$1,821

•

The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

•

Our 2013 Notes may be converted early during any fiscal quarter in the event our Class A stock trades at or above $21.96 for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. In this event, the note holders may require us to pay outstanding principal in cash, which totaled $458 million at July 2, 2011. Any conversion premium would be paid in shares of Class A stock. The conditions for early conversion were not met in our third fiscal quarter of fiscal 2011, and thus, the notes may not be converted in our fourth quarter of fiscal 2011. Should the conditions for early conversion be satisfied in future quarters, and the holders exercised their early conversion option, we would use current cash on hand and cash flow from operations for principal payments.

•

At July 2, 2011, we had $295 million of 2011 Notes outstanding. We presently plan to use current cash on hand and cash flows from operations for payment on the remaining 2011 Notes due on October 1, 2011.

•	Our current ratio was 1.87 to 1 and 1.81 to 1 at July 2, 2011, and October 2, 2010, respectively.

Capital Resources

Credit Facility

Cash flows from operating activities and current cash on hand are our primary source of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit, and as a source of financing for growth opportunities. As of July 2, 2011, we had outstanding letters of credit totaling $160 million, none of which were drawn upon, which left $840 million available for borrowing. Our revolving credit facility is funded by a syndicate of 38 banks, with commitments ranging from $3 million to $90 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.

Capitalization

To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At July 2, 2011 and October 2, 2010, the ratio of our debt-to-total capitalization was 29.8% and 32.8%, respectively. For the purpose of this calculation, debt is defined as the sum of current and long-term debt. Total capitalization is defined as debt plus Total Shareholders’ Equity. Our ratio of debt to our total capitalization decreased in fiscal 2011 primarily resulting from reduced debt balances and increased retained earnings associated with strong earnings in fiscal 2011.

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

We were in compliance with all debt covenants at July 2, 2011.

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

The recent oversupply in the chicken industry has adversely disrupted our Chicken segment profitability. Although we believe this disruption in profitability is temporary in nature, sustained poor chicken industry market conditions may impact the recorded carrying value of certain of our Chicken segment assets, primarily goodwill and inventory. We currently do not believe the fair value of these assets is below our carrying value, but prolonged poor market conditions may impact this assessment in the future.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of July 2, 2011, and October 2, 2010, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value

in millions	July 2, 2011	October 2, 2010
Livestock:
Cattle	$41	$39
Hogs	56	42

Grain	10	10

Interest Rate Risk: At July 2, 2011, we had variable rate debt of $199 million with a weighted average interest rate of 2.8%. A hypothetical 10% increase in interest rates effective at July 2, 2011, and October 2, 2010, would have a minimal effect on interest expense.

Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At July 2, 2011, we had fixed-rate debt of $2.3 billion with a weighted average interest rate of 9.1%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $11 million at July 2, 2011, and $9 million at October 2, 2010. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

Foreign Currency Risk: We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Canadian dollar, the Chinese renminbi, the Mexican peso, the European euro, the British pound sterling and the Brazilian real. We periodically enter into foreign exchange forward contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at July 2, 2011, and October 2, 2010, related to the foreign exchange forward contracts would have a $31 million and $17 million, respectively, impact on pretax income. In the future, we may enter into more foreign exchange forward contracts as a result of our international growth strategy.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2010 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2010 Annual Report.

Item 4.	Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of July 2, 2011, our disclosure controls and procedures were effective.

In the third quarter ended July 2, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period		Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 3, 2011 to April 30, 2011		202,701	$19.39		—	22,474,439
May 1, 2011 to June 4, 2011		2,293,357	18.50		2,131,920	20,342,519
June 5, 2011 to July 2, 2011		2,379,644	17.92		2,271,424	18,071,095

Total	(2)	4,875,702	$18.25	(3)	4,403,344	18,071,095

(1)	On February 7, 2003, we announced our Board of Directors approved a plan to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date. On May 11, 2011, the Board of Directors reactivated the program to repurchase up to the remaining 22.5 million shares of the Company’s Class A common stock.

(2)	We purchased 472,358 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 399,009 shares purchased in open market transactions and 73,349 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	We purchased 4,403,344 shares during the period pursuant to our previously announced stock repurchase plan of approximately 25 million shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

None

Item 5.	Other Information

Stock Option Grant Date Notice

The Compensation Committee (“Committee”) of the Company’s Board of Directors adopted a procedure in 2006 to grant non-qualified stock options on the fourth (4th) business day immediately following the date of our release of fiscal year-end earnings to the public, with such options to be granted at the closing price on the date of grant. At the May 5, 2011 meeting, the Committee approved resolutions stating earnings for fiscal 2011 are currently expected to be released November 21, 2011, and options shall be granted on the 4th business day after earnings are released, making the expected option grant date November 28, 2011. The resolutions further stated that if the earnings release date for fiscal 2011 is changed, the option grant date shall also be appropriately changed to fall on the 4th business day after the announcement of the earnings.

Item 6.	Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 8, 2011	/S/ DENNIS LEATHERBY
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: August 8, 2011	/S/ CRAIG J. HART
Craig J. Hart
Senior Vice President, Controller and Chief Accounting Officer