Form 10-K
period 2011-10-01
TYSON FOODS INC
filed 2011-11-21
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 1, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

On April 2, 2011, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (Class A stock), and Class B Common Stock, $0.10 par value (Class B stock), held by non-affiliates of the registrant was $5,872,066,221 and $408,715, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.

On October 29, 2011, there were 299,769,152 shares of Class A stock and 70,020,855 shares of Class B stock outstanding.

INCORPORATION BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 3, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

Founded in 1935, Tyson Foods, Inc. and its subsidiaries (collectively, “Company,” “we,” “us” or “our”) are one of the world’s largest meat protein companies and the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. We produce, distribute and market chicken, beef, pork, prepared foods and related allied products. Our operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost of live cattle and hogs, raw materials, grain and feed ingredients; and operating efficiencies of our facilities.

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

We have been exploring ways to commercialize our supply of poultry litter and animal fats. In June 2007, we announced a 50/50 joint venture with Syntroleum Corporation, called Dynamic Fuels LLC (Dynamic Fuels). Dynamic Fuels produces renewable synthetic fuels targeting the renewable diesel and jet fuel markets. Construction of production facilities was completed in late fiscal 2010, and initial production began in October 2010.

FINANCIAL INFORMATION OF SEGMENTS

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The contribution of each segment to net sales and operating income (loss), and the identifiable assets attributable to each segment, are set forth in Note 16: Segment Reporting of the Notes to Consolidated Financial Statements.

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

We operate our own feed mills to produce scientifically-formulated feeds. In fiscal 2011, corn, soybean meal and other feed ingredients were major production costs, representing roughly 69% of our cost of growing a live chicken. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future. While we produce nearly all our inventory of breeder chickens and live broilers, we also purchase live, ice-packed or deboned chicken to meet production and sales requirements.

Beef: The primary raw materials used in our beef operations are live cattle. We do not have facilities of our own to raise cattle but employ cattle buyers located throughout cattle producing areas who visit independent feed yards and public auctions and buy live cattle on the open spot market. These buyers are trained to select high quality animals, and we continually measure their performance. We also enter into various risk-sharing and procurement arrangements with producers to secure a supply of livestock for our facilities. We believe the sources of supply of live cattle are adequate for our present needs.

Pork: The primary raw materials used in our pork operations are live hogs. The majority of our live hog supply is obtained through various procurement relationships with independent producers. We employ buyers who make purchase agreements of various time durations as well as purchase hogs on a daily basis, generally a few days before the animals are processed. These buyers are trained to select high quality animals, and we continually measure their performance. We believe the sources of supply of live hogs are adequate for our present needs. Additionally, we raise a number of weanling swine to sell to independent finishers and supply a minimal amount of live swine for our own processing needs.

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

CUSTOMERS

Wal-Mart Stores, Inc. accounted for 13.3% of our fiscal 2011 consolidated sales. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2011 consolidated sales.

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

INTERNATIONAL

We sold products to more than 130 countries in fiscal 2011. Major sales markets include Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea, Taiwan and Vietnam.

We have the following international operations:

—	Tyson de Mexico, a Mexican subsidiary, is a vertically-integrated poultry production company;
—	Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, the Dominican Republic, India, Ireland, Japan, the Netherlands, Peru, the Philippines, Russia, Spain, Sri Lanka, the United Kingdom and Venezuela;
—	Tyson do Brazil, a Brazilian subsidiary, is a vertically-integrated poultry production company;
—	Shandong Tyson Xinchang Foods, a Chinese subsidiary, is a vertically-integrated poultry production company;
—	Tyson Dalong, a joint venture in China in which we have a majority interest, is a chicken further processing facility;
—	Jiangsu-Tyson, a Chinese poultry breeding subsidiary, is building a vertically-integrated poultry operation with production expected to begin in fiscal 2012;
—	Godrej Tyson Foods, a joint venture in India in which we have a majority interest, is a poultry processing business; and
—	Cactus Argentina, a minority interest in a vertically-integrated beef operation joint venture in Argentina; however, we do not consolidate the entity due to the lack of controlling interest.

We continue to evaluate growth opportunities in foreign countries. Additional information regarding export sales, long-lived assets located in foreign countries and income (loss) from foreign operations is set forth in Note 16: Segment Reporting of the Notes to Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

We conduct continuous research and development activities to improve product development, to automate manual processes in our processing plants and growout operations, and to improve chicken breeding stock. In 2007, we opened the Discovery Center, which includes 19 research kitchens and a USDA-inspected pilot plant. The Discovery Center brings new market-leading retail and foodservice products to the customer faster and more effectively. Research and development costs totaled $42 million, $38 million and $33 million in fiscal 2011, 2010 and 2009, respectively.

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

EMPLOYEES AND LABOR RELATIONS

As of October 1, 2011, we employed approximately 115,000 employees. Approximately 97,000 employees were employed in the United States and 18,000 employees were in foreign countries, primarily China, Mexico and Brazil. Approximately 29,000 employees in the United States were subject to collective bargaining agreements with various labor unions, with approximately 40% of those employees included under agreements expiring in fiscal 2012. The remaining agreements expire over the next several years. Approximately 7,000 employees in foreign countries were subject to collective bargaining agreements. We believe our overall relations with our workforce are good.

MARKETING AND DISTRIBUTION

Our principal marketing objective is to be the primary provider of chicken, beef, pork and prepared foods products for our customers and consumers. As such, we utilize our national distribution system and customer support services to achieve the leading market position for our products. On an ongoing basis, we identify distinct markets and business opportunities through continuous consumer and market research. In addition to supporting strong regional brands across multiple protein lines, we build the Tyson brand and Tyson owned brands primarily through well-defined product-specific advertising and public relations efforts focused toward key consumer targets with specific needs. These efforts are designed to present key Tyson products as everyday solutions to relevant consumer problems thereby becoming part of regular eating routines.

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

Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2012, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our results of operations and financial condition are dependent upon the cost and supply of raw materials such as feed grains, live cattle, live swine, energy and ingredients, as well as the selling prices for our products, many of which are determined by constantly changing market forces of supply and demand over which we have limited or no control. Corn, soybean meal and other feed ingredients are major production costs for vertically-integrated poultry processors such as us, representing roughly 69% of our cost of growing a live chicken in fiscal 2011. As a result, fluctuations in prices for these feed ingredients, which include competing demand for corn and soybean meal for use in the manufacture of renewable energy, can adversely affect our earnings. Production of feed ingredients is affected by, among other things, weather patterns throughout the world, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments.

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

Market supply and demand and the prices we receive for our products may fluctuate due to competition from other food producers and processors.

We face competition from other food producers and processors. Some of the factors on which we compete and which may drive demand for our products include:

—	price;
—	product safety and quality;
—	brand identification;
—	breadth and depth of product offerings;
—	availability of our products and competing products;
—	customer service; and
—	credit terms.

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

In fiscal 2011, we sold products to more than 130 countries. Major sales markets include Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea, Taiwan and Vietnam. Our sales to customers in foreign countries for fiscal 2011 totaled $5.5 billion, of which $4.1 billion related to export sales from the United States. In addition, we had approximately $539 million of long-lived assets located in foreign countries, primarily Brazil, China, Mexico and India, at the end of fiscal 2011.

As a result, we are subject to various risks and uncertainties relating to international sales and operations, including:

—	imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the importation of poultry, beef and pork products, in addition to import or export licensing requirements imposed by various foreign countries;
—	closing of borders by foreign countries to the import of poultry, beef and pork products due to animal disease or other perceived health or safety issues;
—	impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, and the Mexican peso;
—	political and economic conditions;
—	difficulties and costs associated in complying with, and enforcement of remedies under, a wide variety of complex domestic and international laws, treaties and regulations, including, without limitation, the United States’ Foreign Corrupt Practices Act and economic and trade sanctions enforced by the United States Department of the Treasury’s Office of Foreign Assets Control;
—	different regulatory structures and unexpected changes in regulatory environments;
—	tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;
—	potentially negative consequences from changes in tax laws; and
—	distribution costs, disruptions in shipping or reduced availability of freight transportation.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Under the income approach, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the goodwill valuations. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which could be substantial. As of October 1, 2011, we had $1.9 billion of goodwill, which represented approximately 17.1% of total assets.

Domestic and international government regulations could impose material costs.

Our operations are subject to extensive federal, state and foreign laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising, labeling and export of our products. Our facilities for processing chicken, beef, pork, prepared foods and milling feed and for housing live chickens and swine are subject to a variety of international, federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of our employees. Our chicken, beef and pork processing facilities are participants in the HACCP program and are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. In addition, our products are subject to inspection prior to distribution, primarily by the USDA and the FDA. Also, our livestock procurement and poultry growout activities are regulated by the Grain Inspection, Packers and Stockyards Administration, which is part of USDA’s Marketing and Regulatory Programs. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. Additionally, we are routinely subject to new or modified laws, regulations and accounting standards. If we are found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have an adverse effect on our financial results.

A material acquisition, joint venture or other significant initiative could affect our operations and financial condition.

We periodically evaluate potential acquisitions, joint ventures and other initiatives (collectively, “transactions”), and we may seek to expand our business through the acquisition of companies, processing plants, technologies, products and services, which could include material transactions. A material transaction may involve a number of risks, including:

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

Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Wal-Mart Stores, Inc., which accounted for 13.3% of our sales in fiscal 2011. Many of our agreements with our customers are short-term, primarily due to the nature of our products, industry practice and the fluctuation in demand and price for our products.

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

Our renewable energy ventures and other initiatives might not be successful.

We have been exploring ways to convert animal fats and other by-products from our operations into value-added products. For example, in fiscal 2007, we announced the formation of Dynamic Fuels, a joint venture with Syntroleum Corporation. We will continue to explore other ways to commercialize opportunities outside our core business, such as renewable energy and other technologically-advanced platforms. These initiatives might not be as financially successful as we initially announced or might expect due to factors that include, but are not limited to, possible discontinuance of tax credits, competing energy prices, failure to operate at the volumes anticipated, abilities of our joint venture partners and our limited experience in some of these new areas.

Tyson Limited Partnership can exercise significant control.

As of October 1, 2011, Tyson Limited Partnership (the TLP) owns 99.97% of the outstanding shares of Class B Common Stock, $0.10 par value (Class B stock) and the TLP and members of the Tyson family own, in the aggregate, 2.45% of the outstanding shares of Class A Common Stock, $0.10 par value (Class A stock), giving them, collectively, control of approximately 70.74% of the total voting power of the outstanding voting stock. At this time, the TLP does not have a managing general partner, and, as such, the management rights of the managing general partner may be exercised by a majority of the percentage interests of the general partners. As of October 1, 2011, Mr. John Tyson, Chairman of the Board of Directors, has 33.33% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, has 11.115% general partner percentage interests (the remaining general partnership interests are held by the Tyson Partnership Interest Trust (44.44%) and Harry C. Erwin, III (11.115%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated

certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the Tyson family’s significant ownership of our outstanding voting stock, we rely on the “controlled company” exemption from certain corporate governance requirements of the New York Stock Exchange.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We have production and distribution operations in the following states: Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. We also have sales offices throughout the United States. Additionally, we, either directly or through our subsidiaries, have sales offices, facilities or participate in joint venture operations in Argentina, Brazil, China, the Dominican Republic, Hong Kong, India, Ireland, Japan, Mexico, the Netherlands, Peru, the Philippines, Russia, South Korea, Spain, Sri Lanka, Taiwan, Thailand, the United Arab Emirates, the United Kingdom and Venezuela.

	Number of Facilities
	Owned	Leased	Total
Chicken Segment:
Processing plants	60	1	61
Rendering plants	15	-	15
Blending mills	2	-	2
Feed mills	41	2	43
Broiler hatcheries	62	10	72
Breeder houses	508	783	1,291
Broiler farm houses	809	926	1,735
Beef Segment Production Facilities	12	-	12
Pork Segment Production Facilities	9	-	9
Prepared Foods Segment Processing Plants	22	1	23

Distribution Centers	11	5	16
Cold Storage Facilities	65	12	77

		Capacity(1) per week at October 1, 2011	Fiscal 2011 Average Capacity Utilization
Chicken Processing Plants		46 million head	92%
Beef Production Facilities		175,000 head	81%
Pork Production Facilities		448,000 head	89%
Prepared Foods Processing Plants		45 million pounds	85%

(1)	Capacity based on a five day week for Chicken and Prepared Foods, while Beef and Pork are based on a six day week.

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

Our Dynamic Fuels joint venture produces renewable synthetic fuels targeting the renewable diesel and jet fuel markets. Construction of production facilities was completed in late fiscal 2010, and initial production began in October 2010. Dynamic Fuels operates one plant with designed annual capacity of 75 million gallons.

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

ITEM 3. LEGAL PROCEEDINGS

Refer to the description of certain legal proceedings pending against us under Part II, Item 8, Notes to Consolidated Financial Statements, Note 19: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.

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

Since 2003, nine lawsuits have been brought against us and several other poultry companies by approximately 150 plaintiffs in Washington County, Arkansas Circuit Court (Green v. Tyson Foods, Inc., et al., Bible v. Tyson Foods, Inc., Beal v. Tyson Foods, Inc., et al., McWhorter v. Tyson Foods, Inc., et al., McConnell v. Tyson Foods, Inc., et al., Carroll v. Tyson Foods, Inc., et al., Belew v. Tyson Foods, Inc., et al., Gonzalez v. Tyson Foods, Inc., et al., and Rasco v. Tyson Foods, Inc., et al.) alleging that the land application of poultry litter caused arsenic and pathogenic mold and fungi contamination of the air, soil and water in and around Prairie Grove, Arkansas and seeking recovery for several types of personal injuries, including several forms of cancer. On August 2, 2006, the Court granted summary judgment in favor of Tyson and the other poultry company defendants in the first case to go to trial, which the plaintiffs appealed, and the trial court stayed the remaining eight lawsuits pending the appeal. On May 8, 2008, the Arkansas Supreme Court reversed the summary judgment and remanded for a new trial. The remanded trial was held and the jury returned a verdict in our favor. The plaintiffs appealed this verdict to the Arkansas Supreme Court, which affirmed the verdict and denied the plaintiffs’ petition for rehearing. The trial court has scheduled the second trial for October 22, 2012.

In 2010 our Mexican subsidiary, Tyson de Mexico (TdM), provided the National Water Commission (CONAGUA), an agency of the Mexican government’s Ministry of the Environment and Natural Resources, with information on TdM’s water usage for 2008 and 2009 at certain water wells that are part of TdM’s poultry production operations. In February 2011, the regional CONAGUA office informed TdM that it was the regional CONAGUA office’s opinion that TdM’s permits for water usage from certain wells lapsed between the period of January 1, 2009 through May 5, 2009, and it estimated TdM owed approximately 6.5 million pesos (approximately $560,000) for water usage during this period. TdM has had ongoing discussions with the regional CONAGUA office on this matter and is awaiting the regional office’s final determination.

In late 2010, the United States Environmental Protection Agency (EPA) Region 7 began a Clean Air Act investigation of the company related to operation and maintenance of ammonia refrigeration equipment at multiple facilities. The EPA subsequently referred the matter, which involves allegations of potential non-compliance with the Clean Air Act’s Risk Management Plan requirements at 15 Tyson facilities in Kansas, Missouri, Iowa and Nebraska, to the United States Department of Justice (DOJ). The EPA and DOJ have indicated they will seek monetary penalties (but the EPA and DOJ have not yet indicated an amount) and injunctive relief requiring equipment and infrastructure changes at several facilities.

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

EXECUTIVE OFFICERS OF THE COMPANY

Our officers serve one year terms from the date of their election, or until their successors are appointed and qualified. No family relationships exist among these officers. The name, title, age and year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
Craig J. Hart	Senior Vice President, Controller and Chief Accounting Officer	55	2004
Kenneth J. Kimbro	Senior Vice President, Chief Human Resources Officer	58	2009
Donnie King	Senior Group Vice President, Poultry and Prepared Foods	49	2009
Dennis Leatherby	Executive Vice President and Chief Financial Officer	51	1994
James V. Lochner	Chief Operating Officer	59	2005
Donnie Smith	President and Chief Executive Officer	52	2008
John Tyson	Chairman of the Board of Directors	58	2011(1)
David L. Van Bebber	Executive Vice President and General Counsel	55	2008
Noel White	Senior Group Vice President, Fresh Meats	53	2009

(1) Mr. Tyson was first elected an executive officer in 1989. In 2007, the Company’s Board determined that the Chairman of the Board would no longer be considered an executive officer. On November 17, 2011, as part of its annual determination of executive officers, the Board designated Mr. Tyson in his capacity as Chairman of the Board as an executive officer.

Craig J. Hart was appointed Senior Vice President, Controller and Chief Accounting Officer in 2004. Mr. Hart was initially employed by IBP, inc. in 1978.

Kenneth J. Kimbro was appointed Senior Vice President, Chief Human Resources Officer in 2007, after serving as Senior Vice President, Human Resources since 2001. Mr. Kimbro was initially employed by IBP, inc. in 1995.

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

James V. Lochner was appointed Chief Operating Officer in November 2009, after serving as Senior Group Vice President, Fresh Meats since 2007, Senior Group Vice President, Fresh Meats and Margin Optimization since 2006 and Senior Group Vice President, Margin Optimization, Purchasing and Logistics since 2005. Mr. Lochner was initially employed by IBP, inc. in 1983.

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

John Tyson has served as Chairman of the Board of Directors since 1998 and was previously Chief Executive Officer of the Company from 2001 until 2006.

David L. Van Bebber was appointed Executive Vice President and General Counsel in 2008, after serving as Senior Vice President and Deputy General Counsel since 2004. Mr. Van Bebber was initially employed by Lane Processing in 1982. Lane Processing was acquired by the Company in 1986.

Noel White was appointed Senior Group Vice President, Fresh Meats in December 2009, after serving as Senior Vice President, Pork Margin Management since 2007 and Group Vice President, Fresh Meats Operations/Commodity Sales since 2005. Mr. White was initially employed by IBP, inc. in 1983.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 29, 2011, there were approximately 29,000 holders of record of our Class A stock and 9 holders of record of our Class B stock, excluding holders in the security position listings held by nominees.

DIVIDENDS

Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We have paid uninterrupted quarterly dividends on common stock each year since 1977 and expect to continue our cash dividend policy during fiscal 2012. In both fiscal 2011 and 2010, the annual dividend rate for Class A stock was $0.16 per share and the annual dividend rate for Class B stock was $0.144 per share.

MARKET INFORMATION

Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock. The high and low closing sales prices of our Class A stock for each quarter of fiscal 2011 and 2010 are represented in the table below.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$17.74	$14.84	$13.19	$12.02
Second Quarter	19.82	16.25	19.50	12.24
Third Quarter	19.92	17.12	20.40	16.25
Fourth Quarter	19.24	15.68	18.06	15.22

ISSUER PURCHASES OF EQUITY SECURITIES

The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 3 to July 30, 2011		191,102	$18.98		-	18,071,095
July 31 to Sept. 3, 2011		2,919,607	16.97		2,807,479	15,263,616
Sept. 4 to Oct. 1, 2011		2,524,152	17.16		2,469,800	12,793,816
Total	(2)	5,634,861	$17.12	(3)	5,277,279	12,793,816

(1)	On February 7, 2003, we announced our Board of Directors approved a plan to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date. On May 11, 2011, the Board of Directors reactivated the program, effective immediately, to repurchase up to the remaining 22.5 million shares of the Company’s Class A common stock.
(2)	We purchased 357,582 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 325,835 shares purchased in open market transactions and 31,747 shares withheld to cover required tax withholdings on the vesting of restricted stock.
(3)	We purchased 5,277,279 shares during the period pursuant to our previously announced stock repurchase plan of approximately 25 million shares.

PERFORMANCE GRAPH

The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s (S&P) 500 Index and a group of peer companies described below.

	Years Ending
	Base Period 9/30/06	9/29/07	9/27/08	10/3/09	10/2/10	10/1/11
Tyson Foods, Inc.	100	113.35	81.41	80.40	107.22	115.51
S&P 500 Index	100	116.44	90.85	84.58	93.17	94.24
Peer Group	100	106.89	106.09	96.68	114.50	126.61

The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2006, is presented for each of the periods for the Company, the S&P 500 Index and a peer group. The peer group includes: Campbell Soup Company, ConAgra Foods, Inc., General Mills, Inc., H.J. Heinz Co., Hershey Foods Corp., Hormel Foods Corp., Kellogg Co., McCormick & Co., Pilgrim’s Pride Corporation, Sara Lee Corp. and Smithfield Foods, Inc. The graph compares the performance of the Company with that of the S&P 500 Index and peer group, with the investment weighted on market capitalization.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	2011	2010	2009	2008	2007
Summary of Operations
Sales	$32,266	$28,430	$26,704	$26,862	$25,729
Goodwill impairment	-	29	560	-	-
Operating income (loss)	1,285	1,556	(215)	331	613
Net interest expense	231	333	310	206	224
Income (loss) from continuing operations	733	765	(550)	86	268
Loss from discontinued operation	-	-	(1)	-	-
Net income (loss)	733	765	(551)	86	268
Net income (loss) attributable to Tyson	750	780	(547)	86	268
Diluted net income (loss) per share attributable to Tyson:
Income (loss) from continuing operations	1.97	2.06	(1.47)	0.24	0.75
Loss from discontinued operation	-	-	-	-	-
Net income (loss)	1.97	2.06	(1.47)	0.24	0.75
Dividends per share:
Class A	0.160	0.160	0.160	0.160	0.160
Class B	0.144	0.144	0.144	0.144	0.144
Balance Sheet Data
Cash and cash equivalents	$716	$978	$1,004	$250	$42
Total assets	11,071	10,752	10,595	10,850	10,227
Total debt	2,182	2,536	3,477	2,804	2,779
Shareholders’ equity	5,685	5,201	4,431	5,099	4,735
Other Key Financial Measures
Depreciation and amortization	$506	$497	$513	$493	$514
Capital expenditures	643	550	368	425	285
Return on invested capital	18.5%	22.8%	(3.0)%	4.4%	7.7%
Effective tax rate	31.8%	36.4%	(1.5)%	44.6%	34.6%
Total debt to capitalization	27.7%	32.8%	44.0%	35.5%	37.0%
Book value per share	$15.38	$13.78	$11.77	$13.51	$13.32
Closing stock price high	19.92	20.40	13.88	19.44	24.08
Closing stock price low	14.84	12.02	4.40	12.14	14.20

Notes to Five-Year Financial Summary

a.	Fiscal 2011 included an $11 million non-operating gain related to the sale of interest in an equity method investment and a $21 million reduction to income tax expense related to a reversal of reserves for foreign uncertain tax positions.
b.	Fiscal 2010 included $61 million of interest expense related to losses on notes repurchased/redeemed during fiscal 2010, a $29 million non-tax deductible charge related to a full goodwill impairment related to an immaterial Chicken segment reporting unit and a $12 million non-operating charge related to the partial impairment of an equity method investment. Additionally, fiscal 2010 included insurance proceeds received of $38 million related to Hurricane Katrina.
c.	Fiscal 2009 was a 53-week year, while the other years presented were 52-week years.
d.	Fiscal 2009 included a $560 million non-tax deductible charge related to Beef segment goodwill impairment and a $15 million pretax charge related to closing a prepared foods plant.
e.	Fiscal 2008 included $76 million of pretax charges related to: restructuring a beef operation; closing a poultry plant; asset impairments for packaging equipment, intangible assets, unimproved real property and software; flood damage; and severance charges. Additionally, fiscal 2008 included an $18 million non-operating gain related to the sale of an investment.
f.	Fiscal 2007 included tax expense of $17 million related to a fixed asset tax cost correction, primarily related to a fixed asset system conversion in 1999.
g.	Return on invested capital is calculated by dividing operating income (loss) by the sum of the average of beginning and ending total debt and shareholders’ equity less cash and cash equivalents.
h.	For the total debt to capitalization calculation, capitalization is defined as total debt plus total shareholders’ equity.
i.	In March 2009, we completed the sale of the beef processing, cattle feed yard and fertilizer assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside). Lakeside was reported as a discontinued operation for all periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE COMPANY

We are one of the world’s largest meat protein companies and the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. We produce, distribute and market chicken, beef, pork, prepared foods and related allied products. Our operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost of live cattle and hogs, raw materials, grain and feed ingredients; and operating efficiencies of our facilities.

OVERVIEW

—

General – As a result of improved internal performance, strong exports and favorable market conditions in our Beef and Pork segments, our operating results remained strong in fiscal 2011 despite a $3.7 billion increase in input costs. The following are a few of the key drivers:

—

We continued to focus on maximizing our margins through margin management and operational efficiency improvements. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added products initiatives. The operational efficiencies occurred in the areas of yields, cost reduction, labor management and logistics cost optimization.

—

Strong demand and exports in the Beef and Pork segments created a favorable pricing environment. While our Chicken segment remained profitable in fiscal 2011, we were challenged by $675 million in increased grain and other feed ingredients costs, as well as excess industry supplies, which made it difficult to pass along the increased input costs. As a result of balancing our supply with customer demand, we cut production after customer demand fell short of expectations. Recent USDA data indicates decreased egg sets, broiler chick placements and slaughter pounds. However, the impact of these production cuts, and the associated impact on market prices, did not begin to materialize until late fourth quarter and into fiscal 2012.

—

With an operating margin of 4.0% in fiscal 2011, we have achieved operating margins of 4.0% or better in consecutive years for the first time since the acquisition of IBP, inc. in 2001. The following is a summary of operating margins by segment:

—	Chicken – 1.5%
—	Beef – 3.5%
—	Pork – 10.3%
—	Prepared Foods – 3.6%
—

Debt and Liquidity – During fiscal 2011, we generated $1.0 billion of operating cash flows. Total debt declined $350 million in fiscal 2011 to $2.2 billion, the lowest level since the acquisition of IBP, inc. Additionally, we repurchased, as part of our previously announced share repurchase program, 9.7 million shares of our stock for $170 million in fiscal 2011. At October 1, 2011, we had $1.6 billion of liquidity, which includes the availability under our credit facility and $716 million of cash and cash equivalents.

—	Our accounting cycle resulted in a 52-week year for both fiscal 2011 and 2010 and a 53-week year for fiscal 2009.

	in millions, except per share data
	2011	2010	2009
Net income (loss) attributable to Tyson	$750	$780	$(547)
Net income (loss) attributable to Tyson – per diluted share	1.97	2.06	(1.47)

2011 – Net income included the following items:

—	$11 million gain related to a sale of interests in an equity method investment; and
—	$21 million reduction to income tax expense related to a reversal of reserves for foreign uncertain tax positions.

2010 – Net income included the following items:

—	$61 million in charges related to losses on notes repurchased during fiscal 2010;
—	$29 million non-cash, non-tax deductible charge related to a full goodwill impairment in an immaterial Chicken segment reporting unit;
—	$12 million non-cash, non-tax deductible charge related to the impairment of an equity method investment; and
—	$38 million gain from insurance proceeds.

2009 – Net loss included the following items:

—	$560 million non-cash, non-tax deductible charge related to a goodwill impairment in our Beef segment; and
—	$15 million charge related to the closing of our Ponca City, Oklahoma, processed meats plant.

FISCAL 2012 OUTLOOK

USDA data indicates overall domestic protein (chicken, beef, pork and turkey) production is expected to decrease in fiscal 2012. Because exports are likely to remain strong, we forecast total domestic availability of protein to be down 2-3% compared to fiscal 2011, which should continue to support improved pricing. The following is a summary of the fiscal 2012 outlook for each of our segments, as well as an outlook on sales, capital expenditures, net interest expense, debt and liquidity and share repurchases:

—

Chicken – For fiscal 2012, we expect industry production will decrease approximately 4% from fiscal 2011, which should gradually improve market pricing conditions. Current futures prices indicate higher grain costs in fiscal 2012 compared to fiscal 2011. We expect to offset the increased grain costs with operational, pricing and mix improvements. Our Chicken segment is currently profitable and we expect it to strengthen throughout the year.

—

Beef – We expect to see a gradual reduction in fed cattle supplies of 1-2% in fiscal 2012 as well as exports to remain strong as compared to fiscal 2011. Despite reduced domestic availability, we expect adequate supplies in the regions we operate our plants. Although current weak industry fundamentals are challenging our Beef business, we expect it to be profitable in the first quarter. We anticipate the fundamentals will strengthen throughout the year and our Beef segment will be in our normalized range for fiscal 2012.

—

Pork – We expect hog supplies in fiscal 2012 to be comparable to fiscal 2011 and to be adequate in the regions in which we operate. Additionally, we expect pork exports to remain strong in fiscal 2012. Based on these factors, we expect strong fundamentals in our Pork business to continue in fiscal 2012.

—

Prepared Foods – We expect operational improvements and increased pricing to offset an anticipated increase in raw material costs. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. However, there is a lag time for price increases to take effect. We expect improved Prepared Foods profitability for fiscal 2012 primarily due to improvements in our lunchmeats business.

—	Sales – We expect 2012 sales to exceed $34 billion mostly resulting from price increases related to decreases in domestic availability of protein and rising raw material costs.
—

Capital Expenditures – Our preliminary capital expenditures plan for fiscal 2012 is approximately $800-$850 million. We will continue to make significant investments in our production facilities for high return operational efficiencies, other profit improvement projects and development of our foreign operations.

—	Net Interest Expense – We expect fiscal 2012 net interest expense will be approximately $185 million, down $46 million compared to fiscal 2011.
—

Debt and Liquidity – We do not have any significant maturities of debt coming due over the next two fiscal years and will continue to use our available cash to repurchase notes when available at attractive rates. We plan to maintain total liquidity in excess of $1.2 billion.

—

Share Repurchases – We expect to continue repurchasing shares under our previously announced share repurchase plan. In fiscal 2011, we repurchased 9.7 million shares for approximately $170 million. As of October 1, 2011, 12.8 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, liquidity targets, our debt obligations and regulatory requirements.

SUMMARY OF RESULTS – CONTINUING OPERATIONS

Sales	in millions
	2011	2010	2009
Sales	$32,266	$28,430	$26,704
Change in sales volume	1.7%	(0.6)%
Change in average sales price	11.8%	7.1%
Sales growth	13.5%	6.5%

2011 vs. 2010 –

—

Average Sales Price – The increase in sales was largely due to an increase in average sales prices, which accounted for an increase of approximately $3.4 billion. While all segments had an increase in average sales prices mostly due to price increases associated with rising raw material costs, the majority of the increase was driven by the Beef and Pork segments.

—

Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $484 million. This was primarily due to increases in the Chicken and Pork segments, partially offset by decreases in the Beef and Prepared Foods segments.

2010 vs. 2009 –

—

Average Sales Price – The increase in sales was largely due to an increase in average sales prices, which accounted for an increase of approximately $1.9 billion. While all segments had an increase in average sales prices, the majority of the increase was driven by the Beef and Pork segments.

—

Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of $150 million. This was primarily due to an extra week in fiscal 2009 and the decrease in Pork segment sales volume, partially offset by an increase from a fiscal 2009 acquisition in the Chicken segment.

Cost of Sales	in millions
	2011	2010	2009
Cost of sales	$30,067	$25,916	$25,501
Gross profit	$2,199	$2,514	$1,203
Cost of sales as a percentage of sales	93.2%	91.2%	95.5%

2011 vs. 2010 –

—

Cost of sales increased by approximately $4.1 billion. Higher input cost per pound increased cost of sales by approximately $3.7 billion, while higher sales volume increased cost of sales $445 million.

—	The $3.7 billion impact of higher input costs per pound was primarily driven by:
—	Increase in average live cattle and hog costs of approximately $2.4 billion.
—

Increase in grain and feed ingredients of $675 million and increase in other growout operating costs of $74 million in our Chicken segment, which were partially offset by approximately $200 million of operational improvements.

—	Increase in raw material costs of $273 million in our Prepared Foods segment.
—	The $0.4 billion impact of higher sales volumes was primarily driven by:
—	Increases in sales volume in our Chicken and Pork segments partially offset by decreases in our Beef and Prepared Foods segments.
—	Increase of $145 million of costs of sales associated with Dynamic Fuels, which commenced production activities in fiscal 2011.

2010 vs. 2009 –

—	Cost of sales increased $415 million. Higher cost per pound increased cost of sales by $558 million, partially offset by lower sales volume which decreased cost of sales by $143 million.
—	Increase in average live cattle and hog costs of approximately $1.0 billion.
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

—	Decrease in grain costs in the Chicken segment of approximately $158 million.
—	Decrease in the Chicken segment costs resulting from operational improvements.

Selling, General and Administrative	in millions
	2011	2010	2009
Selling, general and administrative	$914	$929	$841
As a percentage of sales	2.8%	3.3%	3.1%

2011 vs. 2010 –

—	Decrease of $13 million related to incentive-based compensation.

2010 vs. 2009 –

—	Increase of $118 million related to incentive-based compensation.
—	Reductions include decreases resulting from one less week in fiscal 2010 compared to fiscal 2009, as well as a $16 million reduction in professional fees, advertising and sales promotions.

Goodwill Impairment	in millions
	2011	2010	2009
	$0	$29	$560

We perform our annual goodwill impairment test on the first day of the fourth quarter. We estimate the fair value of our reporting units using a discounted cash flow analysis. As further discussed in Critical Accounting Estimates, this analysis requires us to make various judgmental estimates and assumptions about sales, operating margins, growth rates and discount factors.

2010 – Includes the full impairment of an immaterial Chicken segment reporting unit.

2009 – Includes the partial impairment of our Beef segment reporting unit.

Other Charges	in millions
	2011	2010	2009
	$0	$0	$17

2009 – Included $15 million charge related to closing our Ponca City, Oklahoma, processed meats plant.

Interest Income	in millions
	2011	2010	2009
	$11	$14	$17

2011/2010/2009 – Declines in interest income are primarily due to declines in cash balances and interest rates. The declines in cash balances are primarily due to repurchases, retirement and redemption of senior notes, repurchases of Class A common stock under the reactivated share repurchase program and additions to property, plant and equipment.

Interest Expense	in millions
	2011	2010	2009
Cash interest expense	$195	$245	$270
Losses on notes repurchased	7	61	3
Non-cash interest expense	40	41	54
Total Interest Expense	$242	$347	$327

2011 vs. 2010 –

—

Cash interest expense included interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due primarily to lower average weekly indebtedness of approximately 15%.

—

Losses on notes repurchased during fiscal 2011 and 2010 included the amount paid exceeding the carrying value of the notes repurchased, which primarily included the repurchases of the 8.25% Notes due October 2011 (2011 Notes) and the 6.85% Senior notes due April 2016 (2016 Notes).

—

Non-cash interest expense primarily included interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This included debt issuance costs incurred on our revolving credit facility, the 10.50% Senior Notes due 2014 (2014 Notes) issued in March 2009, as well as the accretion of the debt discount on the 3.25% Convertible Senior Notes due 2013 (2013 Notes) and 2014 Notes.

2010 vs. 2009 –

—

Cash interest expense included interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due to lower average weekly indebtedness of approximately 11%, partially offset by an increase in the overall average borrowing rates.

—

Losses on notes repurchased during fiscal 2010 included the amount paid exceeding the carrying value of the notes repurchased, which primarily included the repurchases of the 2011 Notes and the 2016 Notes.

—

Non-cash interest expense primarily included interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This included debt issuance costs incurred on our revolving credit facility, the 2014 Notes, as well as the accretion of the debt discount on the 2013 Notes and 2014 Notes. Fiscal 2009 also includes expenses related to amendment fees paid in December 2008 on our then existing credit agreements.

Other (Income) Expense, net	in millions
	2011	2010	2009
	$(20)	$20	$18

2011 – Included $11 million gain related to a sale of interests in an equity method investment.

2010 – Included $12 million charge related to the impairment of an equity method investment.

2009 – Included $24 million in foreign currency exchange loss.

Effective Tax Rate
	2011	2010	2009
	31.8%	36.4%	(1.5)%

The effective tax rate on continuing operations was impacted by a number of items which result in a difference between our effective tax rate and the U.S. statutory rate of 35%. The table below reflects significant items impacting the rate as indicated.

2011 –

—	Domestic production activity deduction reduced the rate 2.3%.
—	Net decrease in unrecognized tax benefits reduced the rate 1.7%.
—	State income taxes increased the rate 1.6%.
—	General business credits decreased the rate 0.9%

2010 –

—	Domestic production activity deduction reduced the rate 2.0%.
—	Decrease in unrecognized tax benefits reduced the rate 1.4%.
—	Decrease in state valuation allowances reduced the rate 1.0%.
—	State income taxes increased the rate 3.4%.

2009 –

—	Impairment of goodwill, which is not deductible for income tax purposes, reduced the rate 36.1%.
—	Increase in foreign valuation allowances reduced the rate 3.8%.
—	General business credits increased the rate 2.2%.
—	Tax planning in foreign jurisdictions increased the rate 1.7%.

SEGMENT RESULTS

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment income (loss). Segment results exclude the results of our discontinued operation, Lakeside.

						in millions
	Sales			Operating Income (Loss)
	2011	2010	2009	2011	2010	2009
Chicken	$11,017	$10,062	$9,660	$164	$519	$(157)
Beef	13,549	11,707	10,937	468	542	(346)
Pork	5,460	4,552	3,875	560	381	160
Prepared Foods	3,215	2,999	2,836	117	124	133
Other	127	0	0	(24)	(10)	(5)
Intersegment Sales	(1,102)	(890)	(604)	0	0	0
Total	$32,266	$28,430	$26,704	$1,285	$1,556	$(215)

Chicken Segment Results					in millions
	2011	2010	Change 2011 vs. 2010	2009	Change 2010 vs. 2009
Sales	$11,017	$10,062	$955	$9,660	$402
Sales Volume Change			4.6%		2.0%
Average Sales Price Change			4.7%		2.1%

Operating Income (Loss)	$164	$519	$(355)	$(157)	$676
Operating Margin	1.5%	5.2%		(1.6)%

2010 – Operating income included a $38 million gain from insurance proceeds and a $29 million non-cash, non-tax deductible charge related to a full goodwill impairment of an immaterial Chicken segment reporting unit.

2011 vs. 2010 –

—

Sales Volume – A 2.1% increase in slaughter pounds that mostly occurred in the first three quarters of fiscal 2011 and a reduction of volumes in ending inventory in fiscal 2011 as compared to fiscal 2010, primarily drove the 4.6% increase in sales volume for fiscal 2011.

—	Average Sales Price – The increase in average sales prices is primarily due to mix changes and price increases associated with increased input costs.
—	Operating Income –
—

Grain, Feed Ingredients and Growout Costs – Operating results were negatively impacted in fiscal 2011 by an increase in grain and feed ingredients costs of $675 million and an increase in other growout operating costs of $74 million.

—

Operational Improvements – Operating results were positively impacted by approximately $200 million of operational improvements, primarily attributed to improvements in yield, mix and processing optimization. These operational improvements were partially offset by an increase in operating costs, mostly from cooking ingredients and employee related costs.

—

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to grain and energy purchases. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results.

Income/(Loss) – in millions
2011	$41
2010	(6)

Improvement in operating results	$47

2010 vs. 2009 –

—	Sales Volume – The increase in sales volume for fiscal 2010 was due to sales volume related to a fiscal 2009 acquisition, partially offset by a decrease due to the extra week in fiscal 2009.
—	Average Sales Price – The increase in average sales prices is primarily due to sales mix changes associated with the reduced sales volume of lower price per pound rendered products.
—	Operating Income (Loss) –
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

Income/(Loss) – in millions
2010	$(6)
2009	(257)

Improvement in operating results	$251

—	Grain Costs – Operating results were positively impacted in fiscal 2010 by a decrease in grain costs of $158 million.
—	Operating results included an increase in incentive-based compensation.

Beef Segment Results					in millions
	2011	2010	Change 2011 vs. 2010	2009	Change 2010 vs. 2009
Sales	$13,549	$11,707	$1,842	$10,937	$770
Sales Volume Change			(1.0)%		(1.9)%
Average Sales Price Change			16.9%		9.1%

Operating Income (Loss)	$468	$542	$(74)	$(346)	$888
Operating Margin	3.5%	4.6%		(3.2)%

2009 – Operating loss included a $560 million non-cash charge related to the partial impairment of goodwill.

2011 vs. 2010 –

—	Sales and Operating Income –
—

Average sales price increased due to price increases associated with increased livestock costs. We have maintained strong operating income by maximizing our revenues relative to the rising live cattle markets, partially attributable to strong export sales. This was offset by an increase in operating costs, primarily attributable to employee related costs.

—

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live cattle. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) – in millions
2011	$(41)
2010	(15)

Decline in operating results	$(26)

2010 vs. 2009 –

—	Sales and Operating Income (Loss) –
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

Income/(Loss) – in millions
2010	$(15)
2009	102

Decline in operating results	$(117)

Pork Segment Results					in millions
	2011	2010	Change 2011 vs. 2010	2009	Change 2010 vs. 2009
Sales	$5,460	$4,552	$908	$3,875	$677
Sales Volume Change			4.1%		(3.3)%
Average Sales Price Change			15.2%		21.4%

Operating Income	$560	$381	$179	$160	$221
Operating Margin	10.3%	8.4%		4.1%

2011 vs. 2010 –

—	Sales and Operating Income –
—

Average sales price increased due to price increases associated with increased livestock costs. We have maintained strong operating income by maximizing our revenues relative to the rising live hog markets, partially attributable to strong export sales and operational and mix performance.

—

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live hogs. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) – in millions
2011	$(32)
2010	(36)

Improvement in operating results	$4

2010 vs. 2009 –

—	Sales and Operating Income –
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

Income/(Loss) – in millions
2010	$(36)
2009	55

Decline in operating results	$(91)

Prepared Foods Segment Results				in millions
	2011	2010	Change 2011 vs. 2010	2009	Change 2010 vs. 2009
Sales	$3,215	$2,999	$216	$2,836	$163
Sales Volume Change			(2.2)%		0.3%
Average Sales Price Change			9.6%		5.5%

Operating Income	$117	$124	$(7)	$133	$(9)
Operating Margin	3.6%	4.1%		4.7%

2009 – Operating income included a $15 million charge related to closing our Ponca City, Oklahoma, processed meats plant.

2011 vs. 2010 –

—

Sales and Operating Income – Despite the increase in average sales prices, operating income remained flat, excluding $8 million in insurance proceeds in fiscal 2010 related to flood damage at our Jefferson, Wisconsin plant. The increase in average sales prices were offset by lower volumes, increased raw material costs of $273 million and increased operational costs of $50 million, primarily attributable to employee related costs and plant variances mostly due to lower volumes.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash needs for working capital, capital expenditures, growth opportunities, the repurchases of senior notes and share repurchases are expected to be met with current cash on hand, cash flows provided by operating activities, or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows from Operating Activities		in millions
	2011	2010	2009
Net income (loss)	$733	$765	$(551)
Non-cash items in net income (loss):
Depreciation and amortization	506	497	513
Deferred income taxes	86	18	(33)
Impairment of goodwill	0	29	560
Impairment of assets	18	36	32
Other, net	49	76	72
Net changes in working capital	(346)	11	367
Net cash provided by operating activities	$1,046	$1,432	$960

    Cash flows associated with changes in working capital:

—

2011 – Decreased due to the increase in inventory and accounts receivable balances, partially offset by the increase in accounts payable. The higher inventory and accounts receivable balances were driven by significant increases in input costs and price increases associated with the increased input costs.

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

Cash Flows from Investing Activities			in millions
	2011	2010	2009
Additions to property, plant and equipment	$(643)	$(550)	$(368)
Proceeds from sale (purchases) of marketable securities, net	(80)	(4)	19
Proceeds from notes receivable	51	0	0
Proceeds from sale of discontinued operation	0	0	75
Change in restricted cash to be used for investing activities	0	43	(43)
Acquisitions, net of cash acquired	0	0	(93)
Other, net	28	11	(17)
Net cash used for investing activities	$(644)	$(500)	$(427)

—

Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities. In fiscal 2011, our capital spending was primarily for production efficiencies in our operations and for ongoing development of foreign operations. In fiscal 2010, our capital spending was primarily related to production efficiencies in our operations, construction of Dynamic Fuels’ facility and development of our foreign operations. In fiscal 2009, our capital spending was for improvements made in our prepared foods operations to increase efficiencies, construction of Dynamic Fuels’ facility and development of our foreign operations.

—

Capital spending for fiscal 2012 is expected to be approximately $800-$850 million, and includes spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our foreign operations.

—	Purchases of marketable securities included funding for our deferred compensation plans.
—	Proceeds from notes receivable totaling $51 million in fiscal 2011 related to the collection of notes receivable received in conjunction with the sale of a business operation in fiscal 2009.
—

Change in restricted cash – In fiscal 2009, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. The cash received from these bonds was restricted and could only be used towards the construction of the Dynamic Fuels’ facility.

—

Acquisitions – In fiscal 2009, we acquired three vertically integrated poultry companies in southern Brazil. The aggregate purchase price was $67 million. In addition, we had $15 million of contingent purchase price based on production volumes. The joint ventures in China called Shandong Tyson Xinchang Foods received the necessary government approvals during fiscal 2009. The aggregate purchase price for our 60% equity interest was $21 million, which excludes $93 million of cash transferred to the joint venture for future capital needs.

Cash Flows from Financing Activities			in millions
	2011	2010	2009
Net borrowings (payments) on revolving credit facilities	$0	$0	$15
Payments on debt	(500)	(1,034)	(380)
Net proceeds from borrowings	115	0	852
Debt issuance costs	(9)	0	(59)
Purchase of redeemable noncontrolling interest	(66)	0	0
Purchases of Tyson Class A common stock	(207)	(48)	(19)
Dividends	(59)	(59)	(60)
Change in restricted cash to be used for financing activities	0	140	(140)
Other, net	68	42	6
Net cash provided by (used for) financing activities	$(658)	$(959)	$215

—

Net borrowings (payments) on revolving credit facilities primarily include activity related to the accounts receivable securitization facility. With the entry into a new revolving credit facility and issuance of the 2014 Notes in March 2009, we repaid all outstanding borrowings under our accounts receivable securitization facility and terminated the facility.

—	Payments on debt include –
—	2011 – $315 million of 2011 Notes; $63 million of 2016 Notes; $2 million of 7.0% Notes due May 2018; and $103 million related to borrowings at our foreign operations.
—

2010 – $524 million of 2011 Notes; $222 million of 2016 Notes; $140 million of 7.95% Notes due February 2010 (2010 Notes) (using the restricted cash held in a blocked cash collateral account for the retirement of these notes); $52 million of 7.0% Notes due May 2018; and $61 million related to the premiums on notes repurchased during the year.

—	2009 – $161 million of 2011 Notes; $94 million of 2010 Notes (using the restricted cash held in a blocked cash collateral account for the repurchase of these notes); and $38 million of 2016 Notes.
—	Net proceeds from borrowings include –
—

In fiscal 2011, our foreign operations received proceeds of $106 million from borrowings. Total debt related to our foreign operations was $98 million at October 1, 2011 ($58 million current, $40 million long-term). Additionally, Dynamic Fuels received $9 million in proceeds from short term notes in fiscal 2011.

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

—	In conjunction with the entry into our credit facility and the issuance of the 2014 Notes during fiscal 2009, we paid $48 million for debt issuance costs.
—

In fiscal 2011, the minority interest partner in our 60%-owned Shandong Tyson Xinchang Foods joint ventures in China exercised put options requiring us to purchase its entire 40% equity interest. The transaction closed in fiscal 2011 for cash consideration totaling $66 million.

—

In fiscal 2011, we announced our Board of Directors reactivated a share repurchase program, which had no activity since fiscal 2005, to repurchase up to the remaining available 22.5 million shares of Class A common stock under the program. The share repurchase program has no fixed or scheduled termination date. During fiscal 2011, we repurchased 9.7 million shares for approximately $170 million under this plan. As of October 1, 2011, 12.8 million shares remain authorized for repurchase. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. These repurchases totaled $37 million, $48 million and $19 million in fiscal 2011, 2010 and 2009, respectively.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit under Revolving Credit Facility (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$716
Revolving credit facility	February 2016	$1,000	$158	$0	$842
Total liquidity					$1,558

—

The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

—

Our 2013 Notes may be converted early during any fiscal quarter in the event our Class A stock trades at or above $21.96 for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. In this event, the note holders may require us to pay outstanding principal in cash, which totaled $458 million at October 1, 2011. Any conversion premium would be paid in shares of Class A stock. The conditions for early conversion were not met in our fourth fiscal quarter of fiscal 2011, and thus, the notes may not be converted in our first quarter of fiscal 2012. Should the conditions for early conversion be satisfied in future quarters, and should the holders exercise their early conversion option, we would use current cash on hand and cash flow from operations for principal payments.

—	We do not have any significant maturities of debt coming due over the next two fiscal years.
—	Our current ratio was 2.01 to 1 and 1.81 to 1 at October 1, 2011, and October 2, 2010, respectively.

Capital Resources

Credit Facility

Cash flows from operating activities and current cash on hand are our primary source of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of October 1, 2011, we had outstanding letters of credit totaling $158 million, none of which were drawn upon, which left $842 million available for borrowing. Our revolving credit facility is funded by a syndicate of 38 banks, with commitments ranging from $3 million to $90 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.

Capitalization

To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At October 1, 2011 and October 2, 2010, the ratio of our debt-to-total capitalization was 27.7% and 32.8%, respectively. For the purpose of this calculation, debt is defined as the sum of current and long-term debt. Total capitalization is defined as debt plus Total Shareholders’ Equity. Our ratio of debt to our total capitalization decreased in fiscal 2011 primarily resulting from reduced debt balances and increased retained earnings associated with strong earnings in fiscal 2011.

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

We were in compliance with all debt covenants at October 1, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements material to our financial position or results of operations. The off-balance sheet arrangements we have are guarantees of debt of outside third parties, including a lease and grower loans, and residual value guarantees covering certain operating leases for various types of equipment. See Note 19: Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of October 1, 2011:

					in millions
	Payments Due by Period
	2012	2013-2014	2015-2016	2017 and thereafter	Total
Debt and capital lease obligations:
Principal payments (1)	$70	$1,296	$650	$242	$2,258
Interest payments (2)	165	272	116	46	599
Guarantees (3)	26	61	22	17	126
Operating lease obligations (4)	95	102	31	54	282
Purchase obligations (5)	886	81	31	61	1,059
Capital expenditures (6)	412	15	0	0	427
Other long-term liabilities (7)	12	5	4	29	50
Total contractual commitments	$1,666	$1,832	$854	$449	$4,801

(1)	In the event of a default on payment, acceleration of the principal payments could occur.
(2)	Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective rates at October 1, 2011, and expected payment dates.
(3)	Amounts include guarantees of debt of outside third parties, which consist of a lease and grower loans, all of which are substantially collateralized by the underlying assets, as well as residual value guarantees covering certain operating leases for various types of equipment. The amounts included are the maximum potential amount of future payments.
(4)	Amounts include minimum lease payments under lease agreements.
(5)	Amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains, livestock contracts and fixed grower fees that provide terms that meet the above criteria. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders have not been included in the table, as a purchase order is an authorization to purchase and may not be considered an enforceable and legally binding contract. Contracts for goods or services that contain termination clauses without penalty have also been excluded.
(6)	Amounts include estimated amounts to complete buildings and equipment under construction as of October 1, 2011.
(7)	Amounts include items that meet the definition of a purchase obligation and are recorded in the Consolidated Balance Sheets.

In addition to the amounts shown above in the table, we have unrecognized tax benefits of $174 million and related interest and penalties of $58 million at October 1, 2011, recorded as liabilities. During fiscal 2012, tax audit resolutions could potentially reduce these amounts by approximately $10 million, either because tax positions are sustained on audit or because we agree to their disallowance.

The maximum contractual obligation associated with our cash flow assistance programs at October 1, 2011, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $220 million, or approximately $192 million remaining maximum commitment after netting the cash flow assistance related receivables.

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

A 10% change in our marketing accruals at October 1, 2011, would impact pretax earnings by approximately $15 million.

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

A 10% increase in the actuarial estimate at October 1, 2011, would not result in a material change in the amount we recorded for our self-insurance liability. A 10% decrease in the actuarial estimate at October 1, 2011, would result in a decrease in the amount we recorded for our self-insurance liability of approximately $23 million.

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

We recorded impairment charges related to long-lived assets of $15 million, $19 million and $25 million, respectively, in fiscal 2011, 2010 and 2009.

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

To the extent we prevail in matters for which unrecognized tax benefit liabilities have been established, or are required to pay amounts in excess of our recorded unrecognized tax benefit liabilities, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and generally result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would generally be recognized as a reduction in our effective tax rate in the period of resolution.

Impairment of goodwill and other intangible assets

Description: Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was determined as the exit price a market participant would pay for the same business).

For other indefinite life intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and other indefinite life intangible assets. However, we could be required to evaluate the recoverability of goodwill and other indefinite life intangible assets prior to the required annual assessment if, among other things, we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

Judgments and Uncertainties: We estimate the fair value of our reporting units, generally our operating segments, using various valuation techniques, with the primary technique being a discounted cash flow analysis, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates.

We include assumptions about sales, operating margins and growth rates which consider our budgets, business plans and economic projections, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Generally, we utilize normalized operating margin assumptions based on future expectations and operating margins historically realized in the reporting units’ industries. For the fiscal 2011 impairment test of material reporting units, only our Domestic Chicken reporting unit utilized operating margins in future years in excess of the operating margin realized in the most recent year.

Our Domestic Chicken reporting unit had goodwill at October 1, 2011, totaling $900 million or 95% of our Chicken segment’s goodwill. We assumed operating margins in future years would return to our normalized range of 5.0% to 7.0%, as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized in the current fiscal year, we would have failed the first step of the annual impairment test, which would have required the second step to be performed and may have resulted in a material goodwill impairment loss. The current year Domestic Chicken reporting unit results were not indicative of future market participant expectations in an exit transaction. In assessing the appropriate operating margins to be utilized in estimating the fair value of the Domestic Chicken segment, we considered many factors, including the following:

•

The Domestic Chicken segment has realized significant operational improvements, including yield, mix, live production, processing flexibility, and interplant product movements, over the past three years as compared to both historical results and the industry.

•

The operational improvements were offset in the current year due to historically high grain and feed ingredient costs coupled with excess supplies, which made it difficult to pass along the increased input costs.

•

Recent USDA data indicates eggs sets, broiler chick placements and slaughter pounds are down significantly, which are all strong indicators that supply relative to demand should return to more normalized levels by the end of fiscal 2012, allowing financial results to return to normalized ranges.

Other indefinite life intangible asset fair values have been calculated for trademarks using a royalty rate method. Assumptions about royalty rates are based on the rates at which similar brands and trademarks are licensed in the marketplace.

Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.

Effect if Actual Results Differ From Assumptions: We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill and other intangible assets during the last three years.

The discount rate used in our annual goodwill impairment test increased to an average of 8.8% in fiscal 2011 from 8.4% in fiscal 2010. There were no significant changes in the other key estimates and assumptions.

Other than the Beef reporting unit in 2009, no material reporting units failed the first step of the annual goodwill impairment analysis in fiscal 2011, 2010 or 2009 and therefore, the second step was not necessary. In fiscal 2009, we recorded a $560 million partial impairment of our Beef reporting unit’s goodwill, which was driven by an increase in our discount rate used in the 2009 annual goodwill impairment analysis as a result of disruptions in global credit and other financial markets and deterioration of economic conditions. In fiscal 2010, we recorded a $29 million full impairment of an immaterial Chicken segment reporting unit’s goodwill.

Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, and our credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and other indefinite life intangible assets, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step, which could result in additional material impairments of our goodwill.

If the Domestic Chicken reporting unit experienced a 15% or more decline in fair value at July 1, 2011, it would have caused the carrying value of the reporting unit to be in excess of fair value, which would have required the second step to be performed. Additionally, valuing the Domestic Chicken reporting unit utilizing projected operating margins averaging less than 4.0%, or a 0.9% increase in the discount rate used in fiscal 2011, would have caused the carrying value of the Domestic Chicken reporting unit to be in excess of fair value, which would have required the second step to be performed. The second step may have resulted in a material goodwill impairment loss. All other material reporting units’ estimated fair value exceeded their carrying value by more than 20%. Consequently, we do not consider any of our other material reporting units at significant risk of failing the first step of the annual goodwill impairment test.

Our fiscal 2011 other indefinite life intangible asset impairment analysis did not result in a material impairment charge. A hypothetical 20% decrease in the fair value of intangible assets would not result in a material impairment.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of October 1, 2011, and October 2, 2010, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value	in millions
	2011	2010
Livestock:
Cattle	$34	$39
Hogs	57	42

Grain	11	10

Interest Rate Risk: At October 1, 2011, we had variable rate debt of $211 million with a weighted average interest rate of 4.1%. A hypothetical 10% increase in interest rates effective at October 1, 2011, and October 2, 2010, would have a minimal effect on interest expense.

Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At October 1, 2011, we had fixed-rate debt of $2.0 billion with a weighted average interest rate of 9.2%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $5 million at October 1, 2011, and $9 million at October 2, 2010. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

Foreign Currency Risk: We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at October 1, 2011, and October 2, 2010, related to the foreign exchange forward and option contracts would have an $18 million and $17 million impact, respectively, on pretax income. In the future, we may enter into more foreign exchange forward and option contracts as a result of our international growth strategy.

Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 1, 2011, and October 2, 2010, 16.5% and 15.3%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three years ended October 1, 2011 in millions, except per share data

	2011	2010	2009
Sales	$32,266	$28,430	$26,704
Cost of Sales	30,067	25,916	25,501
Gross Profit	2,199	2,514	1,203
Operating Expenses:
Selling, general and administrative	914	929	841
Goodwill impairment	0	29	560
Other charges	0	0	17
Operating Income (Loss)	1,285	1,556	(215)
Other (Income) Expense:
Interest income	(11)	(14)	(17)
Interest expense	242	347	327
Other, net	(20)	20	18
Total Other (Income) Expense	211	353	328

Income (Loss) from Continuing Operations before Income Taxes	1,074	1,203	(543)
Income Tax Expense	341	438	7
Income (Loss) from Continuing Operations	733	765	(550)
Loss from Discontinued Operation, Net of Tax	0	0	(1)
Net Income (Loss)	733	765	(551)
Less: Net Loss Attributable to Noncontrolling Interest	(17)	(15)	(4)
Net Income (Loss) Attributable to Tyson	$750	$780	$(547)

Weighted Average Shares Outstanding:
Class A Basic	303	303	302
Class B Basic	70	70	70
Diluted	380	379	372
Net Income (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$2.04	$2.13	$(1.49)
Class B Basic	$1.84	$1.91	$(1.35)
Diluted	$1.97	$2.06	$(1.47)
Net Income (Loss) Per Share from Discontinued Operation Attributable to Tyson:
Class A Basic	$0.00	$0.00	$0.00
Class B Basic	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00
Net Income (Loss) per Share Attributable to Tyson:
Class A Basic	$2.04	$2.13	$(1.49)
Class B Basic	$1.84	$1.91	$(1.35)
Diluted	$1.97	$2.06	$(1.47)

  See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED BALANCE SHEETS

October 1, 2011, and October 2, 2010
in millions, except share and per share data

	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$716	$978
Accounts receivable, net	1,321	1,198
Inventories	2,587	2,274
Other current assets	156	168
Total Current Assets	4,780	4,618
Net Property, Plant and Equipment	3,823	3,674
Goodwill	1,892	1,893
Intangible Assets	149	166
Other Assets	427	401
Total Assets	$11,071	$10,752

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$70	$401
Accounts payable	1,264	1,110
Other current liabilities	1,040	1,034
Total Current Liabilities	2,374	2,545
Long-Term Debt	2,112	2,135
Deferred Income Taxes	424	321
Other Liabilities	476	486
Redeemable Noncontrolling Interest	0	64
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares:
issued 322 million shares in both 2011 and 2010	32	32
Convertible Class B-authorized 900 million shares:
issued 70 million shares in both 2011 and 2010	7	7
Capital in excess of par value	2,261	2,243
Retained earnings	3,801	3,113
Accumulated other comprehensive income (loss)	(79)	0
Treasury stock, at cost – 22 million shares in 2011 and 15 million shares in 2010	(365)	(229)
Total Tyson Shareholders’ Equity	5,657	5,166
Noncontrolling Interest	28	35
Total Shareholders’ Equity	5,685	5,201
Total Liabilities and Shareholders’ Equity	$11,071	$10,752
See accompanying notes.

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Three years ended October 1, 2011 in millions

	October 1, 2011		October 2, 2010		October 3, 2009
	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock at beginning and end of year:
Class A	322	$32	322	$32	322	$32
Class B	70	7	70	7	70	7
Capital in Excess of Par Value:
Balance at beginning of year		2,243		2,236		2,217
Stock-based compensation		18		7		19
Balance at end of year		2,261		2,243		2,236

Retained Earnings:
Balance at beginning of year		3,113		2,399		3,006
Net income (loss) attributable to Tyson		750		780		(547)
Dividends paid		(59)		(59)		(60)
Redeemable noncontrolling interest accretion		(3)		(7)		0
Balance at end of year		3,801		3,113		2,399

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		0		(34)		41
Hedge accounting		(17)		12		6
Investment accounting		(8)		0		10
Currency translation adjustments		(41)		27		(81)
Net change in postretirement liabilities		(13)		(5)		(10)
Balance at end of year		(79)		0		(34)

Treasury Stock:
Balance at beginning of year	15	(229)	16	(242)	15	(233)
Purchase of Tyson Class A common stock	11	(206)	3	(48)	2	(19)
Stock-based compensation	(4)	70	(4)	61	(1)	10
Balance at end of year	22	(365)	15	(229)	16	(242)
Total Shareholders’ Equity Attributable to Tyson		$5,657		$5,166		$4,398

Equity Attributable to Noncontrolling Interests
Balance at beginning of year		$35		$33		$29
Net loss attributable to noncontrolling interests (1)		(13)		(6)		(4)
Contributions by (distributions to) noncontrolling interest		8		10		9
Net foreign currency translation adjustment and other		(2)		(2)		(1)
Total Equity Attributable to Noncontrolling Interests		$28		$35		$33

Total Shareholders’ Equity		$5,685		$5,201		$4,431

Comprehensive Income (Loss):
Net income (loss)		$733		$765		$(551)
Other comprehensive income (loss), net of tax		(79)		34		(75)
Total Comprehensive Income (Loss)		654		799		(626)
Less: Comprehensive Loss attributable to noncontrolling interest		(13)		(6)		(4)
Total Comprehensive Income (Loss) attributable to Tyson		$667		$805		$(622)

  See accompanying notes.

(1)	Excludes net income (loss) related to redeemable noncontrolling interest of $(4) million, $(9) million and $0, for fiscal 2011, 2010 and 2009, respectively.

TYSON FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended October 1, 2011 in millions

	2011	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$733	$765	$(551)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	433	416	445
Amortization	73	81	68
Deferred income taxes	86	18	(33)
Impairment of goodwill	0	29	560
Impairment of assets	18	36	32
Other, net	49	76	72
(Increase) decrease in accounts receivable	(114)	(79)	137
(Increase) decrease in inventories	(299)	(239)	493
Increase (decrease) in accounts payable	152	101	(216)
Increase (decrease) in income taxes payable/receivable	(73)	(53)	33
Increase (decrease) in interest payable	19	(4)	(60)
Net change in other current assets and liabilities	(31)	285	(20)
Cash Provided by Operating Activities	1,046	1,432	960
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(643)	(550)	(368)
Purchases of marketable securities	(146)	(53)	(37)
Proceeds from sale of marketable securities	66	49	56
Proceeds from notes receivable	51	0	0
Proceeds from sale of discontinued operation	0	0	75
Change in restricted cash to be used for investing activities	0	43	(43)
Acquisitions, net of cash acquired	0	0	(93)
Other, net	28	11	(17)
Cash Used for Investing Activities	(644)	(500)	(427)
Cash Flows From Financing Activities:
Net borrowings (payments) on revolving credit facilities	0	0	15
Payments of debt	(500)	(1,034)	(380)
Net proceeds from borrowings	115	0	852
Debt issuance costs	(9)	0	(59)
Purchase of redeemable noncontrolling interest	(66)	0	0
Purchases of Tyson Class A common stock	(207)	(48)	(19)
Dividends	(59)	(59)	(60)
Change in restricted cash to be used for financing activities	0	140	(140)
Other, net	68	42	6
Cash Provided by (Used for) Financing Activities	(658)	(959)	215
Effect of Exchange Rate Change on Cash	(6)	1	6
Increase (Decrease) in Cash and Cash Equivalents	(262)	(26)	754
Cash and Cash Equivalents at Beginning of Year	978	1,004	250
Cash and Cash Equivalents at End of Year	$716	$978	$1,004

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TYSON FOODS, INC.

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Tyson Foods, Inc. (collectively, “Company,” “we,” “us” or “our”), founded in 1935 with world headquarters in Springdale, Arkansas, is one of the world’s largest meat protein companies and the second-largest food production company in the Fortune 500. We produce a wide variety of brand name protein-based and prepared food products marketed in the United States and approximately 130 countries around the world.

Consolidation: The consolidated financial statements include the accounts of all majority-owned subsidiaries over which we exercise control and, when applicable, entities for which we have a controlling financial interest or are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity. We consolidate Dynamic Fuels since we are the primary beneficiary. At October 1, 2011, Dynamic Fuels had $170 million of total assets, of which $144 million was property, plant and equipment, and $116 million of total liabilities, of which $100 million was long-term debt. At October 2, 2010, Dynamic Fuels had $154 million of total assets, of which $145 million was property, plant and equipment, and $107 million of total liabilities, of which $100 million was long-term debt.

Fiscal Year: We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal years 2011 and 2010 and a 53-week year for fiscal year 2009.

Discontinued Operation: On March 13, 2009, we completed the sale of the beef processing, cattle feed yard and fertilizer assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside), which were part of our Beef segment, and related inventories. The financial statements report Lakeside as a discontinued operation. See Note 3: Acquisitions and Discontinued Operation in the Notes to Consolidated Financial Statements for further information.

Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. At October 1, 2011, and October 2, 2010, checks outstanding in excess of related book cash balances totaled approximately $281 million and $267 million, respectively.

Accounts Receivable: We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and relationships with and economic status of our customers. At October 1, 2011, and October 2, 2010, our allowance for uncollectible accounts was $31 million and $32 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.

Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.

		in millions
	2011	2010
Processed products:
Weighted-average method – chicken and prepared foods	$715	$721
First-in, first-out method – beef and pork	581	462
Livestock – first-in, first-out method	928	759
Supplies and other – weighted-average method	363	332
Total inventory	$2,587	$2,274

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

Goodwill and Other Intangible Assets: Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit, and we follow a two-step process to evaluate if a potential impairment exists. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was determined as the exit price a market participant would pay for the same business). We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and other indefinite life intangible assets.

We have estimated the fair value of our reporting units using a discounted cash flow analysis, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. This analysis requires us to make various judgmental estimates and assumptions about sales, operating margins, growth rates and discount factors and is believed to reflect market participant views which would exist in an exit transaction. Generally, we utilize normalized operating margin assumptions based on future expectations and operating margins historically realized in the reporting units’ industries. For the fiscal 2011 impairment test of material reporting units, only our Domestic Chicken reporting unit, which had goodwill at October 1, 2011 totaling $900 million, utilized operating margins in future years in excess of the operating margins realized in the most recent year. The current year Domestic Chicken reporting unit results were not indicative of future market participant expectations in an exit transaction. We assumed operating margins in future years would return to our normalized range, as we believe this is consistent with market participant views in an exit transaction. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step in future years, which could result in material impairments of our goodwill.

During fiscal 2011, 2010 and 2009, all of our reporting units passed the first step of the goodwill impairment analysis, with the exception of an immaterial Chicken segment reporting unit in fiscal 2010 and the Beef reporting unit in fiscal 2009. In fiscal 2010, we recorded a $29 million full impairment of an immaterial Chicken segment reporting unit’s goodwill. In fiscal 2009, we recorded a $560 million partial impairment of our Beef reporting unit’s goodwill, which was driven by an increase in our discount rate used in the 2009 annual goodwill impairment analysis as a result of disruptions in global credit and other financial markets and deterioration of economic conditions.

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

Capital Stock: We have two classes of capital stock, Class A Common Stock, $0.10 par value (Class A stock) and Class B Common Stock, $0.10 par value (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 1, 2011, Tyson Limited Partnership (the TLP) owned 99.97% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 2.45% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 70.74% of the total voting power of the outstanding voting stock. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $0.16 and Class B dividends per share of $0.144 in each of fiscal years 2011, 2010 and 2009.

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

On May 11, 2011, we announced our Board of Directors reactivated a share repurchase program, which had no activity since fiscal 2005, to repurchase up to the remaining available 22.5 million shares of Class A common stock under the program. The share repurchase program has no fixed or scheduled termination date. During fiscal 2011, we repurchased 9.7 million shares for approximately $170 million under this plan. As of October 1, 2011, 12.8 million shares remain authorized for repurchase. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. These repurchases totaled $37 million and $48 million during fiscal 2011 and 2010, respectively.

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

Advertising and Promotion Expenses: Advertising and promotion expenses are charged to operations in the period incurred. Customer incentive and trade promotion activities are recorded as a reduction to sales based on amounts estimated as being due to customers, based primarily on historical utilization and redemption rates, while other advertising and promotional activities are recorded as selling, general and administrative expenses. Advertising and promotion expenses for fiscal years 2011, 2010 and 2009 were $552 million, $505 million and $491 million, respectively.

Research and Development: Research and development costs are expensed as incurred. Research and development costs totaled $42 million, $38 million and $33 million in fiscal 2011, 2010 and 2009, respectively.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements: In May 2011, the Financial Accounting Standards Board (FASB) clarified the guidance around fair value measurements and disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We will adopt this guidance in the second quarter of fiscal year 2012. We do not expect the adoption will have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. This guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2011. We anticipate we will adopt this guidance in the first quarter of fiscal year 2013. Upon adoption, we will be required to present comprehensive income as part of our consolidated statements of income, or in a separate financial statement. Currently, we present such information in our notes to the consolidated financial statements. Other than changing the presentation of comprehensive income, we do not expect the adoption will have a significant impact on our consolidated financial statements.

In September 2011, the FASB issued guidance amending the way companies test for goodwill impairment. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption will have a significant impact on our consolidated financial statements.

NOTE 2: CHANGES IN ACCOUNTING PRINCIPLES

In December 2007, the FASB issued guidance to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and may be reported as equity in the consolidated financial statements, rather than in the liability or mezzanine section between liabilities and equity. This guidance also requires consolidated net income be reported at amounts that include the net income attributable to both Tyson (the parent) and the noncontrolling interest. We adopted the presentation and disclosure requirements retrospectively at the beginning of fiscal 2010. Accordingly, “attributable to Tyson” refers to operating results exclusive of any noncontrolling interest. In conjunction with this adoption, we also adopted guidance applicable for all noncontrolling interests in which we are or may be required to repurchase an interest in a consolidated subsidiary from the noncontrolling interest holder under a put option or other contractual redemption requirement. Because we had certain redeemable noncontrolling interests, noncontrolling interests were presented in both the equity section and the mezzanine section of the balance sheet between liabilities and equity.

In May 2008, the FASB issued guidance which specifies issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The amount allocated to the equity component represents a discount to the debt, which is amortized into interest expense using the effective interest method over the life of the debt. We adopted this guidance in the first quarter of fiscal 2010 and applied it retrospectively. Upon retrospective adoption, our effective interest rate on our 3.25% Convertible Senior Notes due 2013 issued in September 2008 was determined to be 8.26%, which resulted in the recognition of a $92 million discount to these notes with the offsetting after tax amount of $56 million recorded to capital in excess of par value. This discount is being accreted over the five-year term of the convertible notes at the effective interest rate.

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

Net Income (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$(1.47)	$(0.02)	$0.00	$(1.49)
Class B Basic	$(1.32)	$(0.03)	$0.00	$(1.35)
Diluted	$(1.44)	$(0.03)	$0.00	$(1.47)
Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$(1.47)	$(0.02)	$0.00	$(1.49)
Class B Basic	$(1.32)	$(0.03)	$0.00	$(1.35)
Diluted	$(1.44)	$(0.03)	$0.00	$(1.47)

In December 2008, the FASB issued guidance requiring additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009, with early adoption permitted. We adopted the disclosure requirements in fiscal 2010. See Note 14: Pensions and Other Postretirement Benefits for required disclosures.

In June 2009, the FASB issued guidance removing the concept of a qualifying special-purpose entity. This guidance also clarifies the requirements for isolation and limitations on portions of financial assets eligible for sale accounting. This guidance is effective for fiscal years beginning after November 15, 2009. We adopted this guidance at the beginning of fiscal year 2011. The adoption did not have a significant impact on our consolidated financial statements.

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

NOTE 3: ACQUISITIONS AND DISCONTINUED OPERATION

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

In May 2011, the minority partner exercised put options requiring us to purchase its entire 40% equity interest. In August 2011, the transaction closed for $66 million.

In October 2008, we acquired three vertically integrated poultry companies in southern Brazil: Macedo Agroindustrial, Avicola Itaiopolis and Frangobras. The aggregate purchase price was $67 million. In addition, we had $15 million of contingent purchase price based on production volumes. The purchase price included $23 million allocated to Goodwill and $19 million allocated to Intangible Assets. Through fiscal 2011, we have paid $11 million of the contingent purchase price.

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

The following is a summary of Lakeside’s operating results prior to its disposition (in millions):

2009
Sales	$461

Pretax income from discontinued operation	$20
Loss on sale of discontinued operation	(10)
Income tax expense	11
Loss from discontinued operation	$(1)

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Major categories of property, plant and equipment and accumulated depreciation at October 1, 2011, and October 2, 2010:

	in millions
	2011	2010
Land	$95	$97
Building and leasehold improvements	2,698	2,617
Machinery and equipment	4,897	4,694
Land improvements and other	386	232
Buildings and equipment under construction	446	513
	8,522	8,153
Less accumulated depreciation	4,699	4,479
Net property, plant and equipment	$3,823	$3,674

Approximately $427 million will be required to complete buildings and equipment under construction at October 1, 2011.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects goodwill activity for fiscal years 2011 and 2010:

in millions
	Chicken	Beef	Pork	Prepared Foods	Consolidated
Balances at October 3, 2009:
Goodwill	$973	$1,123	$317	$64	$2,477
Accumulated impairment losses	0	(560)	0	0	(560)
	973	563	317	64	1,917
Fiscal 2010 Activity:
Impairment losses	(29)	0	0	0	(29)
Currency translation and other	6	0	0	(1)	5

Balances at October 2, 2010:
Goodwill	$979	$1,123	$317	$63	$2,482
Accumulated impairment losses	(29)	(560)	0	0	(589)
	$950	$563	$317	$63	$1,893

Fiscal 2011 Activity:
Impairment losses	0	0	0	0	0
Currency translation and other	(1)	0	0	0	(1)

Balances at October 1, 2011:
Goodwill	978	1,123	317	63	2,481
Accumulated impairment losses	(29)	(560)	0	0	(589)
	$949	$563	$317	$63	$1,892

Other intangible assets by type at October 1, 2011, and October 2, 2010:

in millions
	2011	2010
Gross Carrying Value:
Trademarks	$56	$56
Patents, intellectual property and other	143	144
Land use rights	25	23
Less Accumulated Amortization	75	57
Total Intangible Assets	$149	$166

Beginning with the date benefits are realized, other intangible assets are amortized using the straight-line method over their estimated period of benefit of three to 30 years. Amortization expense of $18 million, $19 million and $10 million was recognized during fiscal 2011, 2010 and 2009, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to October 1, 2011 will be: 2012 - $16 million; 2013 - $16 million; 2014 - $15 million; 2015 - $15 million; 2016 - $14 million.

NOTE 6: OTHER CURRENT LIABILITIES

Other current liabilities at October 1, 2011, and October 2, 2010, include:

	in millions
	2011	2010
Accrued salaries, wages and benefits	$407	$444
Self-insurance reserves	298	256
Other	335	334
Total other current liabilities	$1,040	$1,034

NOTE 7: DEBT

The major components of debt are as follows (in millions):

	2011	2010

Revolving credit facility	$0	$0
Senior notes:
8.25% Notes due October 2011 (2011 Notes)	0	315
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	810	810
6.85% Senior notes due April 2016 (2016 Notes)	638	701
7.00% Notes due May 2018	120	122
7.00% Notes due January 2028	18	18
Discount on senior notes	(76)	(105)
GO Zone tax-exempt bonds due October 2033 (0.14% at 10/1/2011)	100	100
Other	114	117
Total debt	2,182	2,536
Less current debt	70	401
Total long-term debt	$2,112	$2,135

Annual maturities of debt for the five fiscal years subsequent to October 1, 2011, are: 2012 - $70 million; 2013 - $17 million; 2014 - $1,279 million; 2015 - $7 million; 2016 - $643 million.

Revolving Credit Facility

In February 2011, we amended and extended our $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in February 2016, provided that (a) at any time during the six-month period ending November 29, 2013, we have corporate credit ratings not lower than BBB- and Baa3 from Standard & Poor’s (S&P) and Moody’s Investor Services, Inc. (Moody’s), respectively, in each case with stable outlook or better, (b) on or prior to November 29, 2013, we have refinanced, purchased, or defeased the 2014 Notes, or (c) we have irrevocably deposited cash in an amount not less than the aggregate principal amount of the outstanding 2014 Notes on or prior to November 29, 2013, in a blocked cash collateral account. In the event none of the foregoing events have occurred, the loans made under this facility will mature and the commitments thereunder will terminate on November 29, 2013. As of October 1, 2011, none of the foregoing events have occurred.

After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing under this facility at October 1, 2011, was $842 million. At October 1, 2011, we had outstanding letters of credit issued under this facility totaling $158 million, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds. We had an additional $50 million of bilateral letters of credit not issued under this facility, none of which were drawn upon.

This facility is fully and unconditionally guaranteed by substantially all of our domestic subsidiaries. The guarantors’ cash, accounts receivable, inventory and proceeds received related to these items previously secured our obligations under this facility. Because we satisfied certain credit rating requirements provided for in the facility, we requested the release of the liens securing the facility. As of October 1, 2011, all liens securing our obligations under this facility were released, while the facility remains fully and unconditionally guaranteed by substantially all of our domestic subsidiaries.

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

On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of October 1, 2011, none of the conditions permitting conversion of the 2013 Notes had been satisfied.

The 2013 Notes were originally accounted for as a combined instrument because the conversion feature did not meet the requirements to be accounted for separately as a derivative financial instrument. However, we adopted new accounting guidance in the first quarter of fiscal 2010 and applied it retrospectively to all periods presented. This new accounting guidance required us to separately account for the liability and equity conversion features. Upon retrospective adoption, our effective interest rate on the 2013 Notes was determined to be 8.26%, which resulted in the recognition of a $92 million discount to these notes with the offsetting after tax amount of $56 million recorded to capital in excess of par value. This discount is being accreted over the five-year term of the convertible notes at the effective interest rate.

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

2014 Notes

In March 2009, we issued $810 million of senior unsecured notes, which will mature in March 2014. The 2014 Notes carry a 10.50% interest rate, with interest payments due semi-annually on March 1 and September 1. These were issued at an original issue discount of $59 million, based on an issue price of 92.756% of face value. The 2014 Notes are fully and unconditionally guaranteed by substantially all of our domestic subsidiaries.

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

We were in compliance with all debt covenants at October 1, 2011.

NOTE 8: INCOME TAXES

Detail of the provision for income taxes from continuing operations consists of the following:

			in millions
	2011	2010	2009
Federal	$320	$374	$7
State	21	44	(4)
Foreign	0	20	4
	$341	$438	$7

Current	$255	$420	$40
Deferred	86	18	(33)
	$341	$438	$7

The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2011	2010	2009
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	1.6	2.4	0.1
Unrecognized tax benefits, net	(1.7)	(1.4)	(0.3)
Goodwill impairment	0.0	0.9	(36.1)
General business credits	(0.9)	(0.7)	2.2
Domestic production deduction	(2.3)	(2.0)	0.5
Change in foreign valuation allowance	0.3	0.8	(3.8)
Tax planning in foreign jurisdictions	0.0	0.0	1.7
Other	(0.2)	1.4	(0.8)
	31.8%	36.4%	(1.5)%

During fiscal 2011, tax expense was impacted by the domestic production deduction, adjustments to reserves for uncertain tax positions due to domestic and foreign tax audit activities, and estimated general business credits, which decreased tax expense by $25 million, $19 million, and $9 million, respectively.

During fiscal 2010, tax expense was impacted by the domestic production deduction and reductions in unrecognized tax benefits, which decreased tax expense by $24 million and $16 million, respectively.

The fiscal 2009 goodwill impairment is not deductible for income tax purposes and negatively impacted our effective income tax rate by 36.1%. During fiscal 2009, our tax expense was impacted by an increase in foreign valuation allowance which increased tax expense by $21 million, estimated general business credits, which decreased tax expense by $12 million, and tax planning in foreign jurisdictions which decreased tax expense by $9 million.

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

The tax effects of major items recorded as deferred tax assets and liabilities are as follows:

				in millions
	2011		2010
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$0	$401	$0	$347
Suspended taxes from conversion to accrual method	0	81	0	86
Intangible assets	0	35	0	34
Inventory	9	113	9	85
Accrued expenses	196	0	202	0
Net operating loss and other carryforwards	97	0	97	0
Insurance reserves	23	0	20	0
Other	80	68	108	90
	$405	$698	$436	$642
Valuation allowance	$(92)		$(96)
Net deferred tax liability		$385		$302

We record deferred tax amounts in Other Current Assets and in Deferred Income Taxes on the Consolidated Balance Sheets.

The deferred tax liability for suspended taxes from conversion to accrual method represents the 1987 change from the cash to accrual method of accounting and will be recognized by 2027.

At October 1, 2011, our gross state tax net operating loss carryforwards approximated $635 million and expire in fiscal years 2012 through 2029. Gross foreign net operating loss carryforwards approximated $160 million, of which $63 million expire in fiscal years 2012 through 2020, and the remainder has no expiration. We also have tax credit carryforwards of approximately $19 million that expire in fiscal years 2012 through 2025.

We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $339 million and $260 million at October 1, 2011, and October 2, 2010, respectively. These earnings are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, we would be subject to federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The following table summarizes the activity related to our gross unrecognized tax benefits at October 1, 2011, October 2, 2010, and October 3, 2009:

			in millions
	2011	2010	2009
Balance as of the beginning of the year	$184	$233	$220
Increases related to current year tax positions	4	4	7
Increases related to prior year tax positions	21	11	60
Reductions related to prior year tax positions	(24)	(35)	(21)
Reductions related to settlements	(9)	(25)	(25)
Reductions related to expirations of statute of limitations	(2)	(4)	(8)
Balance as of the end of the year	$174	$184	$233

The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $155 million and $150 million at October 1, 2011, and October 2, 2010, respectively. We classify interest and penalties on unrecognized tax benefits as income tax expense. At October 1, 2011, and October 2, 2010, before tax benefits, we had $58 million and $64 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

As of October 1, 2011, we are subject to income tax examinations for U.S. federal income taxes for fiscal years 2003 through 2010. We are also subject to income tax examinations for state and foreign income taxes for fiscal years 2001 through 2010. During fiscal 2012, tax audit resolutions could potentially reduce our unrecognized tax benefits by approximately $10 million, either because tax positions are sustained on audit or because we agree to their disallowance.

NOTE 9: OTHER INCOME AND CHARGES

During fiscal 2011, we recorded an $11 million gain related to a sale of interests in an equity method investment. This gain was recorded in the Consolidated Statements of Income in Other, net.

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

NOTE 10: EARNINGS (LOSS) PER SHARE

The earnings and weighted average common shares used in the computation of basic and diluted earnings (loss) per share are as follows:

	in millions, except per share data
	2011	2010	2009
Numerator:
Income (loss) from continuing operations	$733	$765	$(550)
Less: Net loss attributable to noncontrolling interest	(17)	(15)	(4)
Income (loss) from continuing operations attributable to Tyson	750	780	(546)
Less Dividends:
Class A ($0.16/share)	49	49	50
Class B ($0.144/share)	10	10	10
Undistributed earnings (losses)	$691	$721	$(606)

Class A undistributed earnings (losses)	$572	$597	$(501)
Class B undistributed earnings (losses)	119	124	(105)
Total undistributed earnings (losses)	$691	$721	$(606)
Denominator:
Denominator for basic earnings (loss) per share:
Class A weighted average shares	303	303	302
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	6	6	0
Convertible 2013 Notes	1	0	0
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	380	379	372

Net Income (Loss) Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$2.04	$2.13	$(1.49)
Class B Basic	$1.84	$1.91	$(1.35)
Diluted	$1.97	$2.06	$(1.47)

Net Income (Loss) Per Share Attributable to Tyson:
Class A Basic	$2.04	$2.13	$(1.49)
Class B Basic	$1.84	$1.91	$(1.35)
Diluted	$1.97	$2.06	$(1.47)

Approximately 4 million, 5 million and 24 million in fiscal years 2011, 2010 and 2009, respectively, of our stock-based compensation shares were antidilutive and were not included in the dilutive earnings per share calculation.

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

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS

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

Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored at all times, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at October 1, 2011.

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

Cash flow hedges

Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2011, 2010 and 2009.

We had the following aggregated notionals of outstanding forward and option contracts accounted for as cash flow hedges:

	Metric	October 1, 2011	October 2, 2010
Commodity:
Corn	Bushels	6 million	16 million
Soy Meal	Tons	82,300	101,500
Foreign Currency	United States dollar	$75 million	$0

As of October 1, 2011, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $21 million related to grain and pretax gains of $9 million related to foreign currency. During fiscal 2011, 2010 and 2009, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives			Consolidated Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	2011	2010	2009		2011	2010	2009
Cash Flow Hedge – Derivatives designated
as hedging instruments:
Commodity contracts	$(5)	$6	$(61)	Cost of Sales	$25	$(6)	$(67)
Foreign exchange contracts	9	1	8	Other Income/Expense	0	1	6
Total	$4	$7	$(53)		$25	$(5)	$(61)

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

	Metric	October 1, 2011	October 2, 2010

Commodity:
Live Cattle	Pounds	318 million	361 million
Lean Hogs	Pounds	601 million	508 million

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

		in millions
	Consolidated Statements of Income Classification	2011	2010	2009
Gain/(Loss) on forwards	Cost of Sales	$(78)	$(58)	$152
Gain/(Loss) on purchase contract	Cost of Sales	78	58	(152)

Ineffectiveness related to our fair value hedges was not significant during fiscal 2011, 2010 and 2009.

Foreign net investment hedges

We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant during fiscal 2011, 2010 and 2009. At October 1, 2011, and October 2, 2010, we had $35 million and $49 million aggregate outstanding notionals related to our forward foreign currency contracts accounted for as foreign net investment hedges.

The following table sets forth the pretax impact of these derivative instruments on the Consolidated Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives			Consolidated Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	2011	2010	2009		2011	2010	2009
Net Investment Hedge – Derivatives designated as
hedging instruments:
Foreign exchange contracts	$(2)	$(1)	$(5)	Other Income/Expense	$0	$0	$(2)

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

We have a foreign currency cash flow hedging program to hedge portions of forecasted transactions denominated in foreign currencies, primarily with forward and option contracts, to protect against the reduction in value of forecasted foreign currency cash flows. Our undesignated foreign currency positions generally would qualify for cash flow hedge accounting. However, to reduce earnings volatility, we normally will not elect hedge accounting treatment when the position provides an offset to the underlying related transaction that currently impacts earnings.

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

We had the following aggregate outstanding notionals related to our undesignated positions:

	Metric	October 1, 2011	October 2, 2010
Commodity:
Corn	Bushels	17 million	38 million
Soy Meal	Tons	174,600	367,000
Soy Oil	Pounds	13 million	2 million
Live Cattle	Pounds	72 million	73 million
Lean Hogs	Pounds	19 million	134 million
Natural Gas	British thermal units	0	450 billion
Foreign Currency	United States dollars	$110 million	$146 million
Interest Rate	Average monthly notional debt	$39 million	$53 million

The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Statements of Income (in millions):

	Consolidated Statements of Income Classification	Gain/(Loss) Recognized in Earnings
		2011	2010	2009
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$20	$27	$(34)
Commodity contracts	Cost of Sales	(2)	(20)	(151)
Foreign exchange contracts	Other Income/Expense	(3)	(5)	0
Interest rate contracts	Interest Expense	0	1	(4)
Total		$15	$3	$(189)

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Balance Sheets (in millions):

	Fair Value

	2011	2010
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$3	$20
Foreign exchange contracts	12	0
Total derivative assets – designated	15	20

Derivatives not designated as hedging instruments:
Commodity contracts	21	10
Foreign exchange contracts	5	1
Total derivative assets – not designated	26	11

Total derivative assets	$41	$31

Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$41	$16

Derivatives not designated as hedging instruments:
Commodity contracts	121	34
Foreign exchange contracts	1	6
Interest rate contracts	2	3
Total derivative liabilities – not designated	124	43

Total derivative liabilities	$165	$59

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

NOTE 12: FAIR VALUE MEASUREMENTS

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

October 1, 2011	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$0	$24	$0	$(21)	$3
Foreign Exchange Forward Contracts	0	17	0	(2)	15
Available for Sale Securities:
Debt securities	0	34	83	0	117
Equity securities	7	0	0	0	7
Deferred Compensation Assets	28	122	0	0	150
Total Assets	$35	$197	$83	$(23)	$292

Liabilities:
Commodity Derivatives	$0	$162	$0	$(135)	$27
Foreign Exchange Forward Contracts	0	1	0	(1)	0
Interest Rate Swap	0	2	0	0	2
Total Liabilities	$0	$165	$0	$(136)	$29

October 2, 2010	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$0	$30	$0	$(18)	$12
Foreign Exchange Forward Contracts	0	1	0	(1)	0
Available for Sale Securities:
Debt securities	0	42	73	0	115
Equity securities	15	3	0	0	18
Deferred Compensation Assets	0	86	0	0	86
Total Assets	$15	$162	$73	$(19)	$231

Liabilities:
Commodity Derivatives	$0	$50	$0	$(50)	$0
Foreign Exchange Forward Contracts	0	6	0	(1)	5
Interest Rate Swap	0	3	0	(1)	2
Total Liabilities	$0	$59	$0	$(52)	$7

(a)	Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At October 1, 2011, and October 2, 2010, we had posted $113 million and $35 million of cash collateral and held $0 and $3 million cash collateral with various counterparties, respectively.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	October 1, 2011	October 2, 2010
Balance at beginning of year	$73	$72
Total realized and unrealized gains (losses): Included in earnings	0	1
Included in other comprehensive income (loss)	(1)	1
Purchases, issuances and settlements, net	11	(1)
Balance at end of year	$83	$73
Total gains (losses) for the periods included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of year	$0	$0

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Assets and Liabilities: Our derivatives, including commodities, foreign exchange forward contracts and an interest rate swap, primarily include exchange-traded and over-the-counter contracts which are further described in Note 11: Derivative Financial Instruments. We record our commodity derivatives at fair value using quoted market prices adjusted for credit and non-performance risk and internal models that use as their basis readily observable market inputs including current and forward commodity market prices. Our foreign exchange forward contracts are recorded at fair value based on quoted prices and spot and forward currency prices adjusted for credit and non-performance risk. Our interest rate swap is recorded at fair value based on quoted LIBOR swap rates adjusted for credit and non-performance risk. We classify these instruments in Level 2 when quoted market prices can be corroborated utilizing observable current and forward commodity market prices on active exchanges, observable market transactions of spot currency rates and forward currency prices or observable benchmark market rates at commonly quoted intervals.

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

Additionally, we have eight million shares of Syntroleum Corporation common stock and 4.25 million warrants, which expire in early fiscal 2014, to purchase an equivalent amount of Syntroleum Corporation common stock at an average price of $2.87. We record the shares and warrants in Other Assets in the Consolidated Balance Sheets at fair value based on quoted market prices. We classify the shares as Level 1 as the fair value is based on unadjusted quoted prices available in active markets. We classify the warrants as Level 2 as fair value can be corroborated based on observable market data.

(in millions)	October 1, 2011			October 2, 2010
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$33	$34	$1	$41	$42	$1
Corporate and Asset-Backed (a)	54	56	2	43	46	3
Redeemable Preferred Stock	27	27	0	27	27	0

Equity Securities:
Common Stock	9	7	(2)	9	15	6
Stock Warrants	0	0	0	0	3	3

(a)	At October 1, 2011, and October 2, 2010, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $3 million and $3 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. During fiscal 2011 and 2010, we recognized no other than temporary impairments in earnings, while we recognized $4 million of other than temporary impairments during fiscal 2009. No other than temporary losses were deferred in OCI as of October 1, 2011, and October 2, 2010.

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

Other Financial Instruments

Fair values for debt are based on quoted market prices or published forward interest rate curves. Fair value and carrying value for our debt were as follows (in millions):

	Carrying	Carrying	Carrying	Carrying
	October 1, 2011		October 2, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,334	$2,182	$2,770	$2,536

For all of our other financial instruments, the estimated fair value approximated the carrying value at October 1, 2011, and October 2, 2010. The carrying value of our other financial instruments, not otherwise disclosed herein, included notes receivable, which approximated fair value at October 1, 2011, and October 2, 2010. Notes receivable were recorded in Other Current Assets in the Consolidated Balance Sheets and totaled $0 and $49 million at October 1, 2011, and October 2, 2010, respectively. The fair values were determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Concentrations of Credit Risk

Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 1, 2011, and October 2, 2010, 16.5% and 15.3%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

NOTE 13: STOCK-BASED COMPENSATION

We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) was 15,102,409 at October 1, 2011.

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

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, October 2, 2010	19,373,912	$12.69
Exercised	(4,127,763)	12.26
Canceled	(498,920)	12.78
Granted	3,507,992	16.19
Outstanding, October 1, 2011	18,255,221	13.46	6.1	$246

Exercisable, October 1, 2011	9,465,184	$13.93	4.3	$132

We generally grant stock options once a year; however, we granted stock options twice during fiscal 2010. The weighted average grant-date fair value of options granted in fiscal 2011, 2010 and 2009 was $6.19, $4.76 and $1.29, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions as of the grant date used in the fair value calculation of each year’s grants are outlined in the following table.

	2011	2010	2009
Expected life	6.7 years	6.5 years	5.3 years
Risk-free interest rate	1.5%	1.2%	2.3%
Expected volatility	38.8%	40.4%	34.6%
Expected dividend yield	1.0%	1.3%	3.3%

We recognized stock-based compensation expense related to stock options, net of income taxes, of $12 million, $11 million and $9 million, respectively, during fiscal years 2011, 2010 and 2009, with a $7 million, $7 million and $6 million related tax benefit. We had 6.8 million, 2.2 million and 2.4 million options vest in fiscal years 2011, 2010 and 2009, respectively, with a grant date fair value of $16 million, $13 million and $15 million, respectively.

In fiscal years 2011, 2010 and 2009, we received cash of $51 million, $31 million and $1 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal years 2011, 2010 and 2009, was $10 million, $5 million and $0, respectively. The total intrinsic value of options exercised in fiscal years 2011, 2010 and 2009, was $26 million, $12 million and $0, respectively. Cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) are classified as financing cash flows. We realized $5 million, $3 million and $0, respectively, in excess tax deductions during fiscal years 2011, 2010 and 2009, respectively. As of October 1, 2011, we had $26 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.4 years.

Restricted Stock

We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through 2014. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, October 2, 2010	3,601,614	$14.55
Granted	377,423	17.38
Dividends	28,000	17.92
Vested	(913,954)	15.12
Forfeited	(122,781)	14.74
Nonvested, October 1, 2011	2,970,302	$14.70	1.2	$52

As of October 1, 2011, we had $14 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 1.2 years.

We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $7 million, $8 million and $10 million for years 2011, 2010 and 2009, respectively. The related tax benefit for fiscal years 2011, 2010 and 2009 was $5 million, $5 million and $7 million, respectively. We had 0.9 million, 1.8 million and 0.7 million, respectively, restricted stock awards vest in fiscal years 2011, 2010 and 2009, with a grant date fair value of $14 million, $30 million and $11 million.

Performance-Based Shares

In July 2003, our Compensation Committee began authorizing us to award performance-based shares of our Class A stock to certain senior executives. These awards are typically granted on the first business day of our fiscal year. The vesting of the performance-based shares is generally over three years and each award is subject to the attainment of goals determined by the Compensation Committee prior to the date of the award. We review progress toward the attainment of goals each quarter during the vesting period. However, the attainment of goals can be determined only at the end of the vesting period. If the shares vest, the ultimate cost will be equal to the Class A stock price on the date the shares vest multiplied by the number of shares awarded for all performance grants with other than market criteria. For grants with market performance criteria, the ultimate expense will be the fair value of the probable shares to vest regardless if the shares actually vest. Total expense recorded related to performance-based shares was not material for fiscal 2011, 2010 and 2009.

NOTE 14: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

At October 1, 2011, we had four noncontributory defined benefit pension plans consisting of three funded qualified plans and one unfunded non-qualified plan. All three of our qualified plans are frozen and provide benefits based on a formula using years of service and a specified benefit rate. Effective January 1, 2004, we implemented a non-qualified defined benefit plan for certain contracted officers that uses a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our employees may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.

We have defined contribution retirement and incentive benefit programs for various groups of employees. We recognized expenses of $45 million, $48 million and $49 million in fiscal 2011, 2010 and 2009, respectively.

We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We generally recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods.

Other postretirement benefits include postretirement medical costs and life insurance.

Benefit Obligations And Funded Status

The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at October 1, 2011, and October 2, 2010:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2011	2010	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$97	$89	$42	$38	$45	$46
Service cost	0	0	3	3	0	1
Interest cost	5	5	2	2	2	2
Plan participants’ contributions	0	0	0	0	1	1
Actuarial loss	3	9	17	0	4	1
Benefits paid	(6)	(6)	(2)	(1)	(8)	(6)
Benefit obligation at end of year	99	97	62	42	44	45

Change in plan assets
Fair value of plan assets at beginning of year	74	68	0	0	0	0
Actual return on plan assets	1	9	0	0	0	0
Employer contributions	5	3	2	1	7	5
Plan participants’ contributions	0	0	0	0	1	1
Benefits paid	(6)	(6)	(2)	(1)	(8)	(6)
Fair value of plan assets at end of year	74	74	0	0	0	0

Funded status	$(25)	$(23)	$(62)	$(42)	$(44)	$(45)

Amounts recognized in the Consolidated Balance Sheets consist of:

					in millions
	Pension Benefits				Other Postretirement Benefits
	Qualified		Non-Qualified
	2011	2010	2011	2010	2011	2010
Accrued benefit liability	$(25)	$(23)	$(62)	$(42)	$(44)	$(45)
Accumulated other comprehensive (income)/loss:
Unrecognized actuarial loss	45	40	17	1	0	0
Unrecognized prior service (cost)/credit	0	0	2	3	(5)	(6)
Net amount recognized	$20	$17	$(43)	$(38)	$(49)	$(51)

At October 1, 2011, and October 2, 2010, all pension plans had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation for all qualified pension plans was $99 million and $97 million at October 1, 2011, and October 2, 2010, respectively. Plans with accumulated benefit obligations in excess of plan assets are as follows:

			in millions
	Pension Benefits
	Qualified		Non-Qualified
	2011	2010	2011	2010
Projected benefit obligation	$99	$97	$62	$42
Accumulated benefit obligation	99	97	55	41
Fair value of plan assets	74	74	0	0

Net Periodic Benefit Cost

Components of net periodic benefit cost for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows:

								in millions
	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$0	$0	$0	$3	$3	$4	$0	$1	$0
Interest cost	5	5	6	2	2	2	2	2	3
Expected return on plan assets	(6)	(6)	(7)	0	0	0	0	0	0
Amortization of prior service cost	0	0	0	1	1	1	(1)	(1)	0
Recognized actuarial loss, net	3	1	1	0	0	0	1	0	1
Net periodic benefit cost	$2	$0	$0	$6	$6	$7	$2	$2	$4

Assumptions

Weighted average assumptions are as follows:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate to determine net periodic benefit cost	5.06%	6.00%	6.33%	5.50%	6.00%	6.50%	4.50%	5.71%	6.50%
Discount rate to determine benefit obligations	4.53%	5.06%	6.00%	4.75%	5.50%	6.00%	4.09%	4.50%	5.71%
Rate of compensation increase	N/A	N/A	N/A	3.50%	3.50%	3.50%	N/A	N/A	N/A
Expected return on plan assets	7.79%	7.80%	8.00%	N/A	N/A	N/A	N/A	N/A	N/A

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

We have three postretirement health plans. Two of these consist of fixed, annual payments and account for $28 million of the postretirement medical obligation at October 1, 2011. A healthcare cost trend is not required to determine this obligation. The remaining plan accounts for $16 million of the postretirement medical obligation at October 1, 2011. The plan covers retirees who do not yet qualify for Medicare and uses a healthcare cost trend of 6% in the current year. A one-percentage point change in assumed healthcare cost trend rate would have an immaterial impact on the postretirement benefit obligation and total service and interest cost.

Plan Assets

The fair value of plan assets for domestic pension benefit plans was $59 million as of October 1, 2011, and October 2, 2010. The following table sets forth the actual and target asset allocation for pension plan assets:

	2011	2010	Target Asset Allocation
Cash	1.9%	0.3%	1.0%
Fixed income securities	24.2	18.5	19.0
US Stock Funds	41.4	44.6	45.0
International Stock Funds	17.7	19.9	20.0
Real Estate	4.7	5.0	5.0
Alternatives	10.1	11.7	10.0
Total	100.0%	100.0%	100.0%

A foreign subsidiary pension plan had $15 million in plan assets at October 1, 2011 and October 2, 2010. All of this plan’s assets are held in an insurance contract consistent with its target asset allocation.

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

	in millions
	October 1, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$0	$0	$1
Fixed Income Securities Bond Fund (a)	14	0	0	14

Equity Securities:
U.S. stock funds (a)	25	0	0	25
International stock funds (a)	10	0	0	10
Global real estate funds (a)	3	0	0	3
Total equity securities	38	0	0	38

Other Investments - Alternatives (b)	0	0	6	6
Total fair value	53	0	6	59

Insurance Contract at Contract Value	0	0	15	15
Total plan assets	$53	$0	$21	$74

(a)	Valued using quoted market prices in active markets.
(b)	Valued using plan’s own assumptions about the assumptions market participants would use in pricing the assets based on the best information available, such as investment manager pricing.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) is as follows (in millions):

	Alternative funds	Insurance contract	Total
Balance at October 2, 2010	$7	$15	$22
Actual return on plan assets:
Assets still held at reporting date	(1)	0	(1)
Assets sold during the period	0	0	0
Purchases, sales and settlements, net	0	0	0
Transfers in and/or out of Level 3	0	0	0
Balance at October 1, 2011	$6	$15	$21

We believe there are no significant concentrations of risk within our plan assets as of October 1, 2011.

Contributions

Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2012 are approximately $7 million. For fiscal 2011, 2010 and 2009, we funded $7 million, $4 million and $2 million, respectively, to defined benefit plans.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

			in millions
	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2012	$8	$2	$7
2013	7	2	4
2014	7	2	4
2015	7	3	4
2016	6	3	4
2017-2021	29	18	17

The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in 2011 or thereafter.

NOTE 15: COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

	in millions	in millions
		in millions
	2011	2010
Accumulated other comprehensive income (loss):
Unrealized net hedging gains (losses), net of taxes	$(7)	$10
Unrealized net gain on investments, net of taxes	1	9
Currency translation adjustment	(35)	6
Postretirement benefits reserve adjustments	(38)	(25)
Total accumulated other comprehensive income (loss)	$(79)	$0

The components of other comprehensive income (loss) are as follows:

			in millions
	Before Tax	Income Tax	After Tax
Fiscal 2011:
Net hedging gain reclassified to earnings	$(25)	$10	$(15)
Net hedging unrealized gain (loss)	4	(6)	(2)
Unrealized loss on investments	(12)	4	(8)
Currency translation adjustment	(42)	1	(41)
Net change in postretirement liabilities	(21)	8	(13)
Other comprehensive income (loss) – 2011	$(96)	$17	$(79)

Fiscal 2010:
Net hedging loss reclassified to earnings	$7	$(1)	$6
Net hedging unrealized gain	7	(1)	6
Currency translation adjustment	27	0	27
Net change in postretirement liabilities	(6)	1	(5)
Other comprehensive income (loss) – 2010	$35	$(1)	$34

Fiscal 2009:
Net hedging loss reclassified to earnings	$61	$(25)	$36
Net hedging unrealized loss	(53)	23	(30)
Loss on investments reclassified to other income	4	(1)	3
Unrealized gain on investments	12	(5)	7
Currency translation adjustment gain reclassified to loss from discontinued operation	(41)	0	(41)
Currency translation adjustment	(43)	3	(40)
Net change in postretirement liabilities	(11)	1	(10)
Other comprehensive income (loss) – 2009	$(71)	$(4)	$(75)

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

	in millions
	Chicken	Beef	Pork	Prepared Foods	Other	Intersegment Sales	Consolidated
Fiscal year ended October 1, 2011
Sales	$11,017	$13,549	$5,460	$3,215	$127	$(1,102)	$32,266
Operating Income (Loss)	164	468	560	117	(24)		1,285
Total Other (Income) Expense							211
Income (Loss) from Continuing Operations							1,074
before Income Taxes
Depreciation	259	84	28	58	4		433
Total Assets	5,412	2,610	960	943	1,146		11,071
Additions to property, plant and equipment	464	88	27	58	6		643
Fiscal year ended October 2, 2010
Sales	$10,062	$11,707	$4,552	$2,999	$0	$(890)	$28,430
Operating Income (Loss)	519	542	381	124	(10)		1,556
Total Other (Income) Expense							353
Income (Loss) from Continuing Operations before Income Taxes							1,203
Depreciation	251	82	27	56	0		416
Total Assets	5,031	2,468	845	940	1,468		l0,752
Additions to property, plant and equipment	320	61	27	42	100		550
Fiscal year ended October 3, 2009
Sales	$9,660	$10,937	$3,875	$2,836	$0	$(604)	$26,704
Operating Income (Loss)	(157)	(346)	160	133	(5)		(215)
Total Other (Income) Expense							328
Income (Loss) from Continuing Operations before Income Taxes							(543)
Depreciation	252	103	36	54	0		445
Total Assets	4,927	2,277	840	905	1,646		l0,595
Additions to property, plant and equipment	174	39	18	58	79		368

We allocate expenses related to corporate activities to the segments, while the related assets and additions to property, plant and equipment remain in Other.

The Pork segment had sales of $816 million, $718 million and $449 million for fiscal 2011, 2010 and 2009, respectively, from transactions with other operating segments. The Beef segment had sales of $286 million, $172 million and $155 million for fiscal 2011, 2010 and 2009, respectively, from transactions with other operating segments.

Our largest customer, Wal-Mart Stores, Inc., accounted for 13.3%, 13.4% and 13.8% of consolidated sales in fiscal 2011, 2010 and 2009, respectively. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.

The majority of our operations are domiciled in the United States. Approximately 96%, 96% and 97% of sales to external customers for fiscal 2011, 2010 and 2009, respectively, were sourced from the United States. Approximately $5.8 billion and $5.6 billion, respectively, of long-lived assets were located in the United States at October 1, 2011, and October 2, 2010. Approximately $539 million and $511 million of long-lived assets were located in foreign countries, primarily Brazil, China, Mexico and India, at fiscal years ended 2011 and 2010, respectively.

We sell certain products in foreign markets, primarily Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea, Taiwan and Vietnam. Our export sales from the United States totaled $4.1 billion, $3.2 billion and $2.7 billion for fiscal 2011, 2010 and 2009, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2011, 2010 and 2009. Approximately $57 million of income, $11 million of loss and $14 million of loss from continuing operations before income taxes for fiscal 2011, 2010 and 2009, respectively, was from operations based in a country other than the United States, all of which was included in the Chicken segment.

NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes cash payments for interest and income taxes:

			in millions
	2011	2010	2009
Interest	$192	$302	$333
Income taxes, net of refunds	311	470	35

NOTE 18: TRANSACTIONS WITH RELATED PARTIES

We have operating leases for farms, equipment and other facilities with the estate of Don Tyson, a former director of the Company, John Tyson, Chairman of the Company, certain members of their families and the Randal W. Tyson Testamentary Trust. Total payments of $2 million in fiscal 2011, $2 million in fiscal 2010 and $3 million in fiscal 2009, were paid to entities in which these parties had an ownership interest.

NOTE 19: COMMITMENTS AND CONTINGENCIES

Commitments

We lease equipment, properties and certain farms for which total rentals approximated $183 million, $188 million and $175 million, respectively, in fiscal 2011, 2010 and 2009. Most leases have initial terms up to seven years, some with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.

Minimum lease commitments under non-cancelable leases at October 1, 2011, were:

in millions
2012	$95
2013	63
2014	39
2015	19
2016	12
2017 and beyond	54
Total	$282

We guarantee obligations of certain outside third parties, which consists of a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of October 1, 2011, was $76 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next seven years. The maximum potential amount of the residual value guarantees is $50 million, of which $43 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At October 1, 2011, and October 2, 2010, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of October 1, 2011, was approximately $220 million. The total receivables under these programs were $28 million and $51 million at October 1, 2011, and October 2, 2010, respectively, and are included, net of allowance for uncollectible amounts, in Other Assets in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $10 million and $15 million at October 1, 2011, and October 2, 2010, respectively.

Additionally, we enter into future purchase commitments for various items, such as grains, livestock contracts and fixed grower fees. At October 1, 2011, these commitments totaled:

in millions
2012	$886
2013	63
2014	18
2015	16
2016	15
2017 and beyond	61
Total	$1,059

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

The other private lawsuits referred to above are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S.D. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E.D. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W.D. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M.D. Georgia, March 5, 2007); Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M.D. Georgia, May 23, 2007) (the Williams Case). Similar to DeAsencio, each of these matters involves allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation, which was granted on August 17, 2007. These cases and five other cases subsequently filed involving the same allegations (i.e., Armstrong, et al. v. Tyson Foods, Inc. (W.D. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E.D. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E.D. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W.D. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W.D. North Carolina, February 6, 2008)), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (MDL Proceedings). On September 2, 2011, the parties executed a settlement agreement and filed a joint motion with the court seeking its approval of the settlement. The court approved the settlement on September 15, 2011, and Tyson will pay at least $12.25 million but no more than $17.5 million in back pay and damages to eligible class members. The settlement agreement provides a process for identifying and certifying eligible class members, which includes a 75-day notice period for certain class members to become eligible for payment under the settlement. In addition, the settlement agreement provides that plaintiffs’ attorneys must file an application for fees with the court but that no more than $14.5 million in attorneys’ fees and costs will be paid. Plaintiffs’ attorneys filed their fee application on October 11, 2011.

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

—	After a trial in the Garcia case, a jury verdict in favor of the plaintiffs was entered on March 17, 2011, with respect to the Garden City, Kansas facility. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $503,011, respectively. Plaintiffs’ counsel has filed an application for attorneys’ fees and expenses in the amount of $3,475,422. We contested the application and are currently evaluating our appeal options.
—	A jury trial was held in the Lopez case, which involved the Lexington, NE beef plant, and resulted in a jury verdict in favor of Tyson. Judgment was entered and the complaint was dismissed with prejudice, on May 26, 2011. Plaintiffs filed an appeal with the Eighth Circuit Court of Appeals on June 16, 2011.
—	A jury trial was held in the Bouaphakeo case, which involved the Storm Lake, Iowa pork plant and resulted in a jury verdict in favor of the plaintiffs on September 26, 2011. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $2,892,379. On October 24, 2011, we renewed our motion for judgment as a matter of law due to a failure of class-wide proof and, in the alternative, for a new trial on damages.
—	The Guyton, Gomez and Acosta cases are scheduled for trials on April 9, 2012, October 15, 2012, and November 13, 2012, respectively.

We have pending one wage and hour action involving our Tyson Prepared Foods plant located in Jefferson, Wisconsin (Weissman, et al. v. Tyson Prepared Foods, Inc., Jefferson County (Wisconsin) Circuit Court, October 20, 2010). The plaintiffs allege that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and the associated time it takes to walk to and from their workstations post-donning and pre-doffing of protective and sanitary clothing. Six named plaintiffs seek to act as state law class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs. On May 16, 2011, Plaintiffs filed a motion to certify a state law class of all hourly employees who have worked at the Jefferson plant from October 20, 2008, to the present. We have filed motions for summary judgment seeking dismissal of the claims, or, in the alternative, to limit the claims made for non-compensable clothes changing activities.

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

We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the amended complaint. The district court has stayed proceedings on the third party complaint pending resolution of Oklahoma’s claims against the defendants. On October 31, 2008, the defendants filed a motion to dismiss for failure to join the Cherokee Nation as a required party or, in the alternative, for judgment as a matter of law based on the plaintiffs’ lack of standing. This motion was granted in part and denied in part on July 22, 2009. In its ruling, the district court dismissed Oklahoma’s claims for cost recovery and for natural resources damages under CERCLA and for unjust enrichment under Oklahoma common law. This ruling also narrowed the scope of Oklahoma’s remaining claims by dismissing all damage claims under its causes of action for Oklahoma common law nuisance, federal common law nuisance, and Oklahoma common law trespass, leaving only its claims for injunctive relief for trial. On August 18, 2009, the Court granted partial summary judgment in favor of the defendants on Oklahoma’s claims for violations of the Oklahoma Registered Poultry Feeding Operations Act. Oklahoma later voluntarily dismissed the remainder of this claim. On September 2, 2009, the Cherokee Nation filed a motion to intervene in the lawsuit. Its motion to intervene was denied on September 15, 2009, and the Cherokee Nation filed a notice of appeal of that ruling in the Tenth Circuit Court of Appeals on September 17, 2009. A non-jury trial of the case began on September 24, 2009. At the close of Oklahoma’s case-in-chief, the Court granted the defendants’ motions to dismiss claims based on RCRA, nuisance per se, and health risks related to bacteria. The defense rested its case on January 13, 2010, and closing arguments were held on February 11, 2010. On September 21, 2010, the Court of Appeals affirmed the district court’s denial of the Cherokee Nation’s motion to intervene. On October 6, 2010 the Cherokee Nation and the State of Oklahoma filed a petition for rehearing or en banc review seeking reconsideration of this ruling. The Court of Appeals denied this petition.

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

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)

		in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Sales	$7,615	$8,000	$8,247	$8,404
Gross profit	744	533	531	391
Operating income	498	303	312	172
Net income	294	156	188	95
Net income attributable to Tyson	298	159	196	97

Net income per share attributable to Tyson:
Class A Basic	$0.81	$0.43	$0.53	$0.27
Class B Basic	$0.73	$0.39	$0.48	$0.24
Diluted	$0.78	$0.42	$0.51	$0.26
2010
Sales	$6,635	$6,916	$7,438	$7,441
Gross profit	529	564	752	669
Operating income	314	344	507	391
Net income	159	156	242	208
Net income attributable to Tyson	160	159	248	213

Net income per share attributable to Tyson:
Class A Basic	$0.44	$0.43	$0.68	$0.58
Class B Basic	$0.39	$0.39	$0.61	$0.52
Diluted	$0.42	$0.42	$0.65	$0.57

First quarter fiscal 2011 net income included $11 million gain related to a sale of interests in an equity method investment. Third quarter fiscal 2011 net income included $21 million reduction to income tax expense related to a reversal of reserves for foreign uncertain tax positions.

Second quarter fiscal 2010 net income included $24 million of pretax charges related to losses on notes repurchased during the quarter. Third quarter fiscal 2010 operating income included $38 million of insurance proceeds received during the quarter and net income included $34 million of pretax charges related to losses on notes repurchased during the quarter and a $12 million charge related to an equity method investment impairment. Fourth quarter fiscal 2010 operating income included a $29 million non-cash charge related to the full impairment of an immaterial Chicken segment reporting unit’s goodwill.

NOTE 21: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statement of Income for the year ended October 1, 2011							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non-Guar-antors	Elimin- ations	Total
Sales	$157	$18,636	$13,159	$(1,227)	$30,568	$1,542	$(1)	$32,266
Cost of Sales	29	17,461	12,364	(1,226)	28,599	1,440	(1)	30,067
Gross Profit (Loss)	128	1,175	795	(1)	1,969	102	0	2,199
Operating Expenses:
Selling, general and administrative	52	215	561	(1)	775	87	0	914
Goodwill impairment	0	0	0	0	0	0	0	0
Other charges	0	0	0	0	0	0	0	0
Operating Income	76	960	234	0	1,194	15	0	1,285

Other (Income) Expense:
Interest expense, net	(26)	148	117	0	265	(8)	0	231
Other, net	(9)	0	(12)	0	(12)	1	0	(20)
Equity in net earnings of subsidiaries	(673)	(115)	(59)	102	(72)	(13)	758	0
Total Other (Income) Expense	(708)	33	46	102	181	(20)	758	211

Income (Loss) from Continuing Operations before Income Taxes	784	927	188	(102)	1,013	35	(758)	1,074
Income Tax Expense (Benefit)	34	272	38	0	310	(3)	0	341
Income (Loss) from Continuing Operations	750	655	150	(102)	703	38	(758)	733
Loss from Discontinued Operation, net of tax	0	0	0	0	0	0	0	0
Net Income (Loss)	750	655	150	(102)	703	38	(758)	733
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(17)	0	(17)
Net Income (Loss) Attributable to Tyson	$750	$655	$150	$(102)	$703	$55	$(758)	$750

Condensed Consolidating Statement of Income for the year ended October 2, 2010							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Sales	$454	$15,950	$12,248	$(966)	$27,232	$1,167	$(423)	$28,430
Cost of Sales	16	14,867	11,343	(966)	25,244	1,079	(423)	25,916
Gross Profit	438	1,083	905	0	1,988	88	0	2,514
Operating Expenses:
Selling, general and administrative	93	199	550	0	749	87	0	929
Goodwill impairment	0	0	0	0	0	29	0	29
Other charges	0	0	0	0	0	0	0	0
Operating Income (Loss)	345	884	355	0	1,239	(28)	0	1,556

Other (Income) Expense:
Interest expense, net	328	2	17	0	19	(14)	0	333
Other, net	25	1	(7)	0	(6)	1	0	20
Equity in net earnings of subsidiaries	(782)	(51)	25	37	11	(14)	785	0
Total Other (Income) Expense	(429)	(48)	35	37	24	(27)	785	353

Income (Loss) from Continuing Operations before Income Taxes	774	932	320	(37)	1,215	(1)	(785)	1,203
Income Tax Expense (Benefit)	(6)	304	116	0	420	24	0	438
Income (Loss) from Continuing Operations	780	628	204	(37)	795	(25)	(785)	765
Loss from Discontinued Operation, net of tax	0	0	0	0	0	0	0	0
Net Income (Loss)	780	628	204	(37)	795	(25)	(785)	765
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(15)	0	(15)
Net Income (Loss) Attributable to Tyson	$780	$628	$204	$(37)	$795	$(10)	$(785)	$780

Condensed Consolidating Statement of Income for the year ended October 3, 2009							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Sales	$11	$14,504	$12,245	$(725)	$26,024	$709	$(40)	$26,704
Cost of Sales	132	13,970	11,526	(725)	24,771	638	(40)	25,501
Gross Profit (Loss)	(121)	534	719	0	1,253	71	0	1,203
Operating Expenses:
Selling, general and administrative	132	187	450	0	637	72	0	841
Goodwill impairment	0	560	0	0	560	0	0	560
Other charges	0	0	17	0	17	0	0	17
Operating Income (Loss)	(253)	(213)	252	0	39	(1)	0	(215)

Other (Income) Expense:
Interest expense, net	285	13	20	0	33	(8)	0	310
Other, net	11	(3)	(6)	0	(9)	16	0	18
Equity in net earnings of subsidiaries	157	(32)	44	13	25	(17)	(165)	0
Total Other (Income) Expense	453	(22)	58	13	49	(9)	(165)	328

Income (Loss) from Continuing Operations before Income Taxes	(706)	(191)	194	(13)	(10)	8	165	(543)
Income Tax Expense (Benefit)	(138)	111	34	0	145	0	0	7
Income (Loss) from Continuing Operations	(568)	(302)	160	(13)	(155)	8	165	(550)
Income (Loss) from Discontinued Operation, net of tax	21	5	0	0	5	(27)	0	(1)
Net Income (Loss)	(547)	(297)	160	(13)	(150)	(19)	165	(551)
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(4)	0	(4)
Net Income (Loss) Attributable to Tyson	$(547)	$(297)	$160	$(13)	$(150)	$(15)	$165	$(547)

Condensed Consolidating Balance Sheet as of October 1, 2011							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$1	$414	$0	$415	$300	$0	$716
Accounts receivable, net	1	506	656	0	1,162	157	1	1,321
Inventories	2	926	1,440	0	2,366	219	0	2,587
Other current assets	62	95	102	(133)	64	54	(24)	156
Total Current Assets	66	1,528	2,612	(133)	4,007	730	(23)	4,780
Net Property, Plant and Equipment	37	875	2,369	0	3,244	542	0	3,823
Goodwill	0	881	966	0	1,847	45	0	1,892
Intangible Assets	0	31	49	0	80	69	0	149
Other Assets	2,179	180	147	(15)	312	296	(2,360)	427
Investment in Subsidiaries	11,396	1,923	769	(1,760)	932	319	(12,647)	0
Total Assets	$13,678	$5,418	$6,912	$(1,908)	$10,422	$2,001	$(15,030)	$11,071
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$2	$0	$0	$0	$0	$68	$0	$70
Accounts payable	8	525	648	0	1,173	83	0	1,264
Other current liabilities	5,808	144	442	(133)	453	474	(5,695)	1,040
Total Current Liabilities	5,818	669	1,090	(133)	1,626	625	(5,695)	2,374
Long-Term Debt	1,972	1,198	916	0	2,114	269	(2,243)	2,112
Deferred Income Taxes	0	120	310	(15)	415	9	0	424
Other Liabilities	231	142	191	0	333	29	(117)	476
Redeemable Noncontrolling Interest	0	0	0	0	0	0	0	0

Total Tyson Shareholders’ Equity	5,657	3,289	4,405	(1,760)	5,934	1,041	(6,975)	5,657
Noncontrolling Interest	0	0	0	0	0	28	0	28
Total Shareholders’ Equity	5,657	3,289	4,405	(1,760)	5,934	1,069	(6,975)	5,685
Total Liabilities and Shareholders’ Equity	$13,678	$5,418	$6,912	$(1,908)	$10,422	$2,001	$(15,030)	$11,071

Condensed Consolidating Balance Sheet as of October 2, 2010							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$2	$731	$0	$733	$243	$0	$978
Accounts receivable, net	0	2,389	4,670	0	7,059	132	(5,993)	1,198
Inventories	0	734	1,361	0	2,095	179	0	2,274
Other current assets	43	49	27	(9)	67	95	(37)	168
Total Current Assets	45	3,174	6,789	(9)	9,954	649	(6,030)	4,618
Net Property, Plant and Equipment	39	870	2,257	0	3,127	508	0	3,674
Goodwill	0	880	967	0	1,847	46	0	1,893
Intangible Assets	0	37	53	0	90	76	0	166
Other Assets	2,804	101	61	0	162	295	(2,860)	401
Investment in Subsidiaries	10,776	1,785	631	(1,607)	809	307	(11,892)	0
Total Assets	$13,664	$6,847	$10,758	$(1,616)	$15,989	$1,881	$(20,782)	$10,752
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$317	$0	$0	$0	$0	$84	$0	$401
Accounts payable	16	421	608	0	1,029	65	0	1,110
Other current liabilities	6,044	168	335	(9)	494	526	(6,030)	1,034
Total Current Liabilities	6,377	589	943	(9)	1,523	675	(6,030)	2,545
Long-Term Debt	2,011	1,638	1,228	0	2,866	118	(2,860)	2,135
Deferred Income Taxes	0	105	204	0	309	12	0	321
Other Liabilities	110	148	179	0	327	49	0	486
Redeemable Noncontrolling Interest	0	0	0	0	0	64	0	64
Total Tyson Shareholders’ Equity	5,166	4,367	8,204	(1,607)	10,964	928	(11,892)	5,166
Noncontrolling Interest	0	0	0	0	0	35	0	35
Total Shareholders’ Equity	5,166	4,367	8,204	(1,607)	10,964	963	(11,892)	5,201
Total Liabilities and Shareholders’ Equity	$13,664	$6,847	$10,758	$(1,616)	$15,989	$1,881	$(20,782)	$10,752

Condensed Consolidating Statement of Cash Flows for the year ended October 1, 2011							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Cash Provided by (Used for) Operating Activities	$31	$564	$468	$0	$1,032	$3	$(20)	$1,046
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(1)	(107)	(443)	0	(550)	(92)	0	(643)
Purchases of marketable securities, net	0	(57)	(21)	0	(78)	(2)	0	(80)
Proceeds from notes receivable	0	0	0	0	0	51	0	51
Proceeds from sale of discontinued operation	0	0	0	0	0	0	0	0
Change in restricted cash-investing	0	0	0	0	0	0	0	0
Acquisitions, net of cash acquired	0	0	0	0	0	0	0	0
Other, net	23	0	8	0	8	(3)	0	28
Cash Provided by (Used for) Investing Activities	22	(164)	(456)	0	(620)	(46)	0	(644)
Cash Flows from Financing Activities:
Net change in debt	(391)	(6)	0	0	(6)	12	0	(385)
Debt issuance costs	(9)	0	0	0	0	0	0	(9)
Purchase of redeemable noncontrolling interest	0	0	0	0	0	(66)	0	(66)
Purchases of Tyson Class A common stock	(207)	0	0	0	0	0	0	(207)
Dividends	(59)	0	0	0	0	(20)	20	(59)
Change in restricted cash-financing	0	0	0	0	0	0	0	0
Other, net	58	0	0	0	0	10	0	68
Net change in intercompany balances	554	(395)	(329)	0	(724)	170	0	0
Cash Provided by (Used for) Financing Activities	(54)	(401)	(329)	0	(730)	106	20	(658)
Effect of Exchange Rate Change on Cash	0	0	0	0	0	(6)	0	(6)
Increase (Decrease) in Cash and Cash Equivalents	(1)	(1)	(317)	0	(318)	57	0	(262)
Cash and Cash Equivalents at Beginning of Year	2	2	731	0	733	243	0	978
Cash and Cash Equivalents at End of Year	$1	$1	$414	$0	$415	$300	$0	$716

Condensed Consolidating Statement of Cash Flows for the year ended October 2, 2010							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Cash Provided by Operating Activities	$386	$499	$462	$0	$961	$85	$0	$1,432
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(3)	(85)	(323)	0	(408)	(139)	0	(550)
Purchases of marketable securities, net	0	0	0	0	0	(4)	0	(4)
Proceeds from notes receivable	0	0	0	0	0	0	0	0
Proceeds from sale of discontinued operation	0	0	0	0	0	0	0	0
Change in restricted cash-investing	0	0	0	0	0	43	0	43
Acquisitions, net of cash acquired	0	0	0	0	0	0	0	0
Other, net	(1)	(1)	15	0	14	(2)	0	11
Cash Used for Investing Activities	(4)	(86)	(308)	0	(394)	(102)	0	(500)
Cash Flows from Financing Activities:
Net change in debt	(874)	(149)	0	0	(149)	(11)	0	(1,034)
Debt issuance costs	0	0	0	0	0	0	0	0
Purchase of redeemable noncontrolling interest	0	0	0	0	0	0	0	0
Purchases of Tyson Class A common stock	(48)	0	0	0	0	0	0	(48)
Dividends	(59)	0	0	0	0	0	0	(59)
Change in restricted cash-financing	0	0	140	0	140	0	0	140
Other, net	32	0	0	0	0	10	0	42
Net change in intercompany balances	569	(262)	(351)	0	(613)	44	0	0
Cash Provided by (Used for) Financing Activities	(380)	(411)	(211)	0	(622)	43	0	(959)
Effect of Exchange Rate Change on Cash	0	0	0	0	0	1	0	1
Increase (Decrease) in Cash and Cash Equivalents	2	2	(57)	0	(55)	27	0	(26)
Cash and Cash Equivalents at Beginning of Year	0	0	788	0	788	216	0	1,004
Cash and Cash Equivalents at End of Year	$2	$2	$731	$0	$733	$243	$0	$978

Condensed Consolidating Statement of Cash Flows for the year ended October 3, 2009							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Cash Provided by (Used for) Operating Activities	$(617)	$507	$982	$0	$1,489	$113	$(25)	$960
Cash Flows From Investing Activities:
Additions to property, plant and equipment	0	(56)	(211)	0	(267)	(101)	0	(368)
Proceeds from sale of marketable securities, net	0	0	0	0	0	19	0	19
Proceeds from notes receivable	0	0	0	0	0	0	0	0
Proceeds from sale of discontinued operation	0	0	0	0	0	75	0	75
Change in restricted cash-investing	0	0	0	0	0	(43)	0	(43)
Acquisitions, net of cash acquired	0	0	(13)	0	(13)	(80)	0	(93)
Other, net	(37)	1	12	0	13	7	0	(17)
Cash Used for Investing Activities	(37)	(55)	(212)	0	(267)	(123)	0	(427)
Cash Flows from Financing Activities:
Net change in debt	545	(94)	0	0	(94)	36	0	487
Debt issuance costs	(58)	0	0	0	0	(1)	0	(59)
Purchase of redeemable noncontrolling interest	0	0	0	0	0	0	0	0
Purchases of Tyson Class A common stock	(19)	0	0	0	0	0	0	(19)
Dividends	(60)	0	0	0	0	(25)	25	(60)
Change in restricted cash-financing	0	0	(140)	0	(140)	0	0	(140)
Other, net	0	0	0	0	0	6	0	6
Net change in intercompany balances	106	(358)	123	0	(235)	129	0	0
Cash Provided by (Used for) Financing Activities	514	(452)	(17)	0	(469)	145	25	215
Effect of Exchange Rate Change on Cash	0	0	0	0	0	6	0	6
Increase (Decrease) in Cash and Cash Equivalents	(140)	0	753	0	753	141	0	754
Cash and Cash Equivalents at Beginning of Year	140	0	35	0	35	75	0	250
Cash and Cash Equivalents at End of Year	$0	$0	$788	$0	$788	$216	$0	$1,004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Tyson Foods, Inc.

In our opinion, the accompanying consolidated balance sheets as of October 1, 2011 and October 2, 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for the fiscal years then ended present fairly, in all material respects, the financial position of Tyson Foods, Inc. and its subsidiaries at October 1, 2011 and October 2, 2010, and the results of their operations and their cash flows for each of the two years in the period ended October 1, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the fiscal years ended October 1, 2011 and October 2, 2010 listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

November 21, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Tyson Foods, Inc.

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of Tyson Foods, Inc. for the year ended October 3, 2009. Our audit also included the financial statement schedule for the year ended October 3, 2009 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Tyson Foods, Inc. and its cash flows for the year ended October 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended October 3, 2009, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of October 1, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

In the quarter ended October 1, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 1, 2011. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, Management concluded the Company’s internal control over financial reporting was effective as of October 1, 2011.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2011 financial statements included in this Form 10-K has also audited the Company’s internal control over financial reporting. Their report appears in Part II, Item 8.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held February 3, 2012 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Executive Officers of the Company” in Part I of this Report.

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

ITEM 11. EXECUTIVE COMPENSATION

See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal 2011,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of the Securities and Exchange Commission Regulation S-K, the material appearing under the sub-heading “Report of the Compensation Committee” shall not be deemed to be “filed” with the Commission, other than as provided in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information reflects certain information about our equity compensation plans as of October 1, 2011:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in column (a))
Equity compensation plans approved by security holders	18,255,221	$13.46	28,259,095
Equity compensation plans not approved by security holders	-	-	-
Total	18,255,221	$13.46	28,259,095

a)	Outstanding options granted by the Company
b)	Weighted average price of outstanding options
c)	Shares available for future issuance as of October 1, 2011, under the Stock Incentive Plan (15,102,409), the Employee Stock Purchase Plan (5,509,078) and the Retirement Savings Plan (7,647,608)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the information included under the captions “Election of Directors” and “Certain Transactions” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See the information included under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Audit Committee Pre-Approval Policy” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

Consolidated Statements of Income

for the three years ended October 1, 2011

Consolidated Balance Sheets at

October 1, 2011, and October 2, 2010

Consolidated Statements of Shareholders’ Equity

for the three years ended October 1, 2011

Consolidated Statements of Cash Flows

for the three years ended October 1, 2011

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

Financial Statement Schedule - Schedule II Valuation and Qualifying

Accounts for the three years ended October 1, 2011

All other schedules are omitted because they are neither applicable nor required.

The exhibits filed with this report are listed in the Exhibit Index at the end of Item 15.

EXHIBIT INDEX

Exhibit No.

3.1	Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1998, Commission File No. 001-14704, and incorporated herein by reference).

3.2	Fourth Amended and Restated By-laws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

4.1	Indenture dated June 1, 1995 between the Company and The Chase Manhattan Bank, N.A., as Trustee (the “Company Indenture”) (previously filed as Exhibit 4 to Registration Statement on Form S-3, filed with the Commission on December 18, 1997, Registration No. 333-42525, and incorporated herein by reference).

4.2	Form of 7.0% Note due January 15, 2028 issued under the Company Indenture (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 27, 1997, Commission File No. 001-14704, and incorporated herein by reference).

4.3	Form of 7.0% Note due May 1, 2018 issued under the Company Indenture (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1998, Commission File No. 001-14704, and incorporated herein by reference).

4.4	Form of 6.60% Senior Notes due April 1, 2016 issued under the Company Indenture (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 22, 2006, Commission File No. 001-14704, and incorporated herein by reference).

4.5	Supplemental Indenture among the Company, Tyson Fresh Meats, Inc. and JPMorgan Chase Bank, National Association, dated as of September 18, 2006, supplementing the Company Indenture (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 19, 2006, Commission File No. 001-14704, and incorporated herein by reference).

4.6	Supplemental Indenture dated as of September 15, 2008, between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee (including the form of 3.25% Convertible Senior Notes due 2013), supplementing the Company Indenture (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

4.7	Indenture, dated March 9, 2009, among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 10, 2009, Commission File No. 001-14704, and incorporated herein by reference).

4.8	Form of 10.50% Senior Note due 2014 (previously filed as Exhibit 4.2 and included in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 10, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.1	Amended and Restated Credit Agreement, dated as of March 9, 2009, as amended and restated as of February 23, 2011, among the Company, JPMorgan Chase Bank, N.A., as the Administrative Agent, and certain other lenders party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 28, 2011, Commission File No. 001-14704, and incorporated herein by reference).

10.2	Convertible note hedge transaction confirmation, dated as of September 9, 2008, by and between JPMorgan Chase Bank, National Association and the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.3	Warrant transaction confirmation, dated as of September 9, 2008, by and between JPMorgan Chase Bank, National Association and the Company (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.4	Letter Agreement, dated as of September 9, 2008, by and between JPMorgan Chase Bank, National Association and the Company (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.5	Convertible note hedge transaction confirmation, dated as of September 9, 2008, by and between Merrill Lynch Financial Markets, Inc. and the Company (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.6	Warrant transaction confirmation, dated as of September 9, 2008, by and between Merrill Lynch Financial Markets, Inc. and the Company (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.7	Letter Agreement, dated as September 9, 2008, by and between Merrill Lynch Financial Markets, Inc. and the Company (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.8	Employment Agreement, dated October 5, 2009, by and between the Company and Craig J. Hart (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.9	Senior Advisor Agreement, dated July 30, 2004, by and between Don Tyson and the Company (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.10	First Amendment, dated October 3, 2010, to the Senior Advisor Agreement, dated July 30, 2004, by and between Don Tyson and the Company (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.11	Employment Agreement, dated December 16, 2009, by and between the Company and Donnie Smith (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.12	Employment Agreement, dated December 16, 2009, by and between the Company and James V. Lochner (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.13	Executive Employment Agreement, dated May 21, 2008, by and between the Company and David L. Van Bebber (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.14	Executive Employment Agreement, dated June 6, 2008, by and between the Company and Dennis Leatherby (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.15	Employment Agreement, dated October 5, 2009, by and between the Company and Kenneth J. Kimbro (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.16	Employment Agreement, dated December 9, 2009, by and between the Company and Donnie King (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.17	Employment Agreement, dated December 21, 2009, by and between the Company and Noel White (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.18	Agreement, dated as of October 3, 2010, between the Company and John Tyson (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.19	Indemnity Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.20	Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain executive officers (previously filed as Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.21	Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005, and reapproved February 5, 2010 (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.22	Amended and Restated Tyson Foods, Inc. Employee Stock Purchase Plan, effective as of October 1, 2008 (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.23	First Amendment to the Tyson Foods, Inc. Employee Stock Purchase Plan, effective December 27, 2009 (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.24	Restated Executive Savings Plan of Tyson Foods, Inc. effective January 1, 2009 (previously filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.25	First Amendment to Executive Savings Plan of Tyson Foods, Inc. effective January 1, 2009 (previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.26	Second Amendment to Executive Savings Plan of Tyson Foods, Inc. effective May 1, 2010 (previously filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.27	Third Amendment to the Executive Savings Plan of Tyson Foods, Inc. effective December 21, 2010.

10.28	Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 19, 2004, First Amendment to the Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective February 2, 2007, and Second Amendment to the Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective August 13, 2007 (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.29	Third Amendment to the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 20, 2009 (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.30	Amended and Restated Retirement Income Plan of IBP, inc. effective August 1, 2000, and Amendment to Freeze the Retirement Income Plan of IBP, inc. effective December 31, 2002 (previously filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.31	Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective March 1, 2007, First Amendment to the Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective September 24, 2007, and Second Amendment to the Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective January 1, 2008 (previously filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.32	Third Amendment to the Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective November 17, 2011.

10.33	Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2011.

10.34	Form of Restricted Stock Agreement pursuant to which restricted stock awards were granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan prior to July 31, 2009 (previously filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.35	Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective July 31, 2009 (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.36	Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective January 1, 2010 (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.37	Form of Stock Option Grant Agreement pursuant to which stock option awards were granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan prior to July 31, 2009 (previously filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.38	Form of Stock Option Grant Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective July 31, 2009 through February 3, 2010 (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.39	Form of Stock Option Grant Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective February 4, 2010 (previously filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.40	Form of Stock Option Grant Agreement with non-contracted employees pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 29, 2010.

10.41	Form of Stock Option Grant Agreement with contracted employees at band level 1-5 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 29, 2010.

10.42	Form of Stock Option Grant Agreement with key employees and contracted employees at band level 6-9 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 29, 2010.

10.43	Form of Performance Stock Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective September 29, 2009 (previously filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.44	Form of Performance Stock Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 4, 2010.

12.1	Calculation of Ratio of Earnings to Fixed Charges

14.1	Code of Conduct of the Company

16.1	Letter of Ernst & Young LLP dated November 23, 2009 (previously filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed November 23, 2009, Commission File No. 001-14704, and incorporated herein by reference).

21	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers, LLP

23.2	Consent of Ernst & Young, LLP

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Annual Report on Form 10-K for the year ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements, and (vi) Financial Statement Schedule.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Dennis Leatherby	November 21, 2011
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Kathleen M. Bader	Director	November 21, 2011
Kathleen M. Bader

Director
Gaurdie E. Banister Jr.

/s/ Craig J. Hart	Senior Vice President, Controller and	November 21, 2011
Craig J. Hart	Chief Accounting Officer

/s/ Jim Kever	Director	November 21, 2011
Jim Kever

/s/ Dennis Leatherby	Executive Vice President and Chief Financial Officer	November 21, 2011
Dennis Leatherby

/s/ Kevin M. McNamara	Director	November 21, 2011
Kevin M. McNamara

/s/ Brad T. Sauer	Director	November 21, 2011
Brad T. Sauer

/s/ Donnie Smith	President and Chief Executive Officer	November 21, 2011
Donnie Smith

/s/ Robert C. Thurber	Director	November 21, 2011
Robert C. Thurber

/s/ Barbara A. Tyson	Director	November 21, 2011
Barbara A. Tyson

/s/ John Tyson	Chairman of the Board of Directors	November 21, 2011
John Tyson

/s/ Albert C. Zapanta	Director	November 21, 2011
Albert C. Zapanta

FINANCIAL STATEMENT SCHEDULE

TYSON FOODS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended October 1, 2011

					in millions
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
2011	$32	$3	$0	$(4)	$31
2010	33	0	0	(1)	32
2009	12	22	0	(1)	33
Inventory Lower of Cost or Market Allowance:
2011	$2	$12	$0	$(8)	$6
2010	22	7	0	(27)	2
2009	13	57	0	(48)	22