Form 10-Q
period 2011-12-31
TYSON FOODS INC
filed 2012-02-03
CIK 100493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2011.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	298,951,784
Class B Common Stock, $0.10 Par Value (Class B stock)	70,018,755

TYSON FOODS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	December 31, 2011	January 1, 2011
Sales	$8,329	$7,615
Cost of Sales	7,836	6,871

Gross Profit	493	744
Selling, General and Administrative	215	246

Operating Income	278	498
Other (Income) Expense:
Interest income	(2)	(3)
Interest expense	49	66
Other, net	(12)	(10)

Total Other (Income) Expense	35	53

Income before Income Taxes	243	445
Income Tax Expense	87	151

Net Income	156	294
Less: Net Loss Attributable to Noncontrolling Interest	0	(4)

Net Income Attributable to Tyson	$156	$298

Weighted Average Shares Outstanding:
Class A Basic	297	304
Class B Basic	70	70
Diluted	376	379
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.43	$0.81
Class B Basic	$0.39	$0.73
Diluted	$0.42	$0.78
Cash Dividends Per Share:
Class A	$0.040	$0.040
Class B	$0.036	$0.036

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	December 31, 2011	October 1, 2011
Assets
Current Assets:
Cash and cash equivalents	$857	$716
Accounts receivable, net	1,281	1,321
Inventories	2,598	2,587
Other current assets	122	156

Total Current Assets	4,858	4,780
Net Property, Plant and Equipment	3,888	3,823
Goodwill	1,891	1,892
Intangible Assets	145	149
Other Assets	445	427

Total Assets	$11,227	$11,071

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$84	$70
Accounts payable	1,358	1,264
Other current liabilities	932	1,040

Total Current Liabilities	2,374	2,374
Long-Term Debt	2,131	2,112
Deferred Income Taxes	420	424
Other Liabilities	493	476
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,259	2,261
Retained earnings	3,943	3,801
Accumulated other comprehensive loss	(75)	(79)
Treasury stock, at cost – 23 million shares at December 31, 2011, and 22 million shares at October 1, 2011	(385)	(365)

Total Tyson Shareholders’ Equity	5,781	5,657
Noncontrolling Interest	28	28

Total Shareholders’ Equity	5,809	5,685

Total Liabilities and Shareholders’ Equity	$11,227	$11,071

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	December 31, 2011	January 1, 2011
Cash Flows From Operating Activities:
Net income	$156	$294
Depreciation and amortization	122	128
Deferred income taxes	24	39
Other, net	27	20
Net changes in working capital	9	(110)

Cash Provided by Operating Activities	338	371

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(182)	(158)
Purchases of marketable securities	(8)	(92)
Proceeds from sale of marketable securities	11	13
Other, net	3	23

Cash Used for Investing Activities	(176)	(214)

Cash Flows From Financing Activities:
Payments on debt	(25)	(45)
Net proceeds from borrowings	45	44
Purchases of Tyson Class A common stock	(50)	(7)
Dividends	(15)	(15)
Other, net	22	10

Cash Used for Financing Activities	(23)	(13)

Effect of Exchange Rate Change on Cash	2	0

Increase in Cash and Cash Equivalents	141	144
Cash and Cash Equivalents at Beginning of Year	716	978

Cash and Cash Equivalents at End of Period	$857	$1,122

See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended October 1, 2011. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of December 31, 2011, and the results of operations and cash flows for the three months ended December 31, 2011, and January 1, 2011. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.

CONSOLIDATION

The consolidated condensed financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries over which we exercise control and, when applicable, entities for which we have a controlling financial interest or are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity for which we consolidate as we are the primary beneficiary. At December 31, 2011, Dynamic Fuels had $177 million of total assets, of which $142 million was property, plant and equipment, and $126 million of total liabilities, of which $100 million was long-term debt. At October 1, 2011, Dynamic Fuels had $170 million of total assets, of which $144 million was property, plant and equipment, and $116 million of total liabilities, of which $100 million was long-term debt.

SHARE REPURCHASES

On May 11, 2011, we announced our Board of Directors reactivated a share repurchase program, which had no activity since fiscal 2005, to repurchase up to the remaining available 22.5 million shares of Class A common stock under the program. The share repurchase program has no fixed or scheduled termination date. During the three months ended December 31, 2011, we repurchased 1.8 million shares for approximately $35 million under this plan. As of December 31, 2011, 11 million shares remain authorized for repurchase. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans. These repurchases totaled $15 million and $7 million for the three months ended December 31, 2011, and January 1, 2011, respectively.

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

In December 2011, the FASB issued guidance enhancing disclosures related to offsetting of certain assets and liabilities. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption will have a significant impact on our consolidated condensed financial statements.

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

	December 31, 2011	October 1, 2011
Processed products:
Weighted-average method – chicken and prepared foods	$714	$715
First-in, first-out method – beef and pork	611	581
Livestock – first-in, first-out method	859	928
Supplies and other – weighted-average method	414	363

Total inventories	$2,598	$2,587

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	December 31, 2011	October 1, 2011
Land	$95	$95
Buildings and leasehold improvements	2,732	2,698
Machinery and equipment	4,863	4,897
Land improvements and other	389	386
Buildings and equipment under construction	474	446

	8,553	8,522
Less accumulated depreciation	4,665	4,699

Net property, plant and equipment	$3,888	$3,823

NOTE 4: OTHER CURRENT LIABILITIES

Other current liabilities are as follows (in millions):

	December 31, 2011	October 1, 2011
Accrued salaries, wages and benefits	$275	$407
Self-insurance reserves	287	298
Other	370	335

Total other current liabilities	$932	$1,040

NOTE 5: DEBT

The major components of debt are as follows (in millions):

	December 31, 2011	October 1, 2011
Revolving credit facility	$0	$0
Senior notes:
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	810	810
6.85% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
7.00% Notes due January 2028	18	18
Discount on senior notes	(68)	(76)
GO Zone tax-exempt bonds due October 2033 (0.07% at 12/31/2011)	100	100
Other	139	114

Total debt	2,215	2,182
Less current debt	84	70

Total long-term debt	$2,131	$2,112

Revolving Credit Facility

We have a $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. This facility is fully and unconditionally guaranteed by substantially all of our domestic subsidiaries. The facility will mature and the commitments thereunder will terminate in February 2016, provided that (a) at any time during the six-month period ending November 29, 2013, we have corporate credit ratings not lower than BBB- and Baa3 from Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), and Moody’s Investors Service, Inc. (Moody’s), respectively, in each case with stable outlook or better, (b) on or prior to November 29, 2013, we have refinanced, purchased, or defeased the 2014 Notes, or (c) we have irrevocably deposited cash in an amount not less than the aggregate principal amount of the outstanding 2014 Notes on or prior to November 29, 2013, in a blocked cash collateral account. In the event none of the foregoing events have occurred, the loans made under this facility will mature and the commitments thereunder will terminate on November 29, 2013. As of December 31, 2011, none of the foregoing events have occurred.

After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing under this facility at December 31, 2011, was $855 million. At December 31, 2011, we had outstanding letters of credit issued under this facility totaling $145 million, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds. We had an additional $50 million of bilateral letters of credit not issued under this facility, none of which were drawn upon.

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

On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of December 31, 2011, none of the conditions permitting conversion of the 2013 Notes had been satisfied.

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

2016 Notes

The 2016 Notes carried an interest rate at issuance of 6.60%, with an interest step up feature dependent on their credit rating. On February 24, 2011, S&P upgraded the credit rating of these notes from “BB+” to “BBB-.” On March 29, 2011, Moody’s upgraded the credit rating of these notes from “Ba2” to “Ba1”. These upgrades decreased the interest rate on the 2016 Notes from 7.35% to 6.85%, effective beginning with the six-month interest payment due April 1, 2011.

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

We were in compliance with all debt covenants at December 31, 2011.

NOTE 6: INCOME TAXES

The effective tax rate was 35.8% and 34.0% for the first quarter of fiscal years 2012 and 2011, respectively. The effective tax rate for the first quarter of fiscal 2012 was impacted by such items as the domestic production deduction and state income taxes.

Unrecognized tax benefits were $173 million and $174 million at December 31, 2011, and October 1, 2011, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $154 million and $155 million at December 31, 2011, and October 1, 2011, respectively.

We classify interest and penalties on unrecognized tax benefits as income tax expense. At December 31, 2011, and October 1, 2011, before tax benefits, we had $58 million of accrued interest and penalties on unrecognized tax benefits.

We are subject to income tax examinations for U.S. federal income taxes for fiscal years 2003 through 2010, and for foreign, state and local income taxes for fiscal years 2001 through 2010. Within the next twelve months, tax audit resolutions could reduce unrecognized tax benefits by approximately $10 million, either because tax positions are sustained on audit or because we agree to their disallowance.

NOTE 7: OTHER INCOME AND CHARGES

During the first quarter of fiscal 2012, we recorded $6 million of equity earnings in joint ventures and $5 million in net foreign currency exchange gains, which were recorded in the Consolidated Condensed Statements of Income in Other, net.

During the first quarter of fiscal 2011, we recorded an $11 million gain related to a sale of interests in an equity method investment. This gain was recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 8: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 31, 2011	January 1, 2011
Numerator:
Net income	$156	$294
Less: Net loss attributable to noncontrolling interest	0	(4)

Net income attributable to Tyson	156	298
Less Dividends:
Class A ($0.040/share)	12	12
Class B ($0.036/share)	3	3

Undistributed earnings	$141	$283

Class A undistributed earnings	$117	$234
Class B undistributed earnings	24	49

Total undistributed earnings	$141	$283

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	297	304
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	5
Convertible 2013 Notes	4	0

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	376	379

Net Income Per Share Attributable to Tyson:
Class A Basic	$0.43	$0.81
Class B Basic	$0.39	$0.73
Diluted	$0.42	$0.78

Approximately 4 million of our stock-based compensation shares were antidilutive for both the three months ended December 31, 2011, and January 1, 2011. These shares were not included in the dilutive earnings per share calculation.

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

NOTE 9: DERIVATIVE FINANCIAL INSTRUMENTS

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

Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored at all times, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at December 31, 2011.

We recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Condensed Balance Sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (i.e., fair value hedge, cash flow hedge, or hedge of a net investment in a foreign operation). We qualify, or designate, a derivative financial instrument as a hedge when contract terms closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) (OCI) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized in earnings immediately. We designate certain forward and option contracts as follows:

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

Cash flow hedges

Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three months ended December 31, 2011, and January 1, 2011.

We had the following aggregated notionals of outstanding forward and option contracts accounted for as cash flow hedges:

	Metric	December 31, 2011	October 1, 2011
Commodity:
Corn	Bushels	7 million	6 million
Soy meal	Tons	22,200	82,300
Foreign Currency	United States dollar	$22 million	$75 million

As of December 31, 2011, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $13 million related to grain. Pretax losses expected to be reclassified into earnings within the next 12 months related to foreign currency are not significant as of December 31, 2011. During the three months ended December 31, 2011, and January 1, 2011, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	December 31, 2011	January 1, 2011		December 31, 2011	January 1, 2011
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$2	$25	Cost of Sales	$(6)	$20
Foreign exchange contracts	(5)	0	Other Income/Expense	5	0

Total	$(3)	$25		$(1)	$20

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

	Metric	December 31, 2011	October 1, 2011
Commodity:
Live Cattle	Pounds	281 million	318 million
Lean Hogs	Pounds	566 million	601 million

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

			in millions
	Consolidated Condensed Statements of Income Classification	December 31, 2011	January 1, 2011
Gain/(Loss) on forwards	Cost of Sales	$(8)	$(1)
Gain/(Loss) on purchase contract	Cost of Sales	8	1

Ineffectiveness related to our fair value hedges was not significant for the three months ended December 31, 2011, and January 1, 2011.

Foreign net investment hedges

We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Condensed Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant for the three months ended December 31, 2011, and January 1, 2011. At both December 31, 2011, and October 1, 2011, we had $35 million aggregate outstanding notionals related to our forward foreign currency contracts accounted for as foreign net investment hedges.

The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	December 31, 2011	January 1, 2011		December 31, 2011	January 1, 2011
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$(1)	$(1)	Other Income/Expense	$0	$0

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

We had the following aggregate outstanding notionals related to our undesignated positions:

	Metric	December 31, 2011	October 1, 2011
Commodity:
Corn	Bushels	13 million	17 million
Soy Meal	Tons	85,800	174,600
Soy Oil	Pounds	0	13 million
Live Cattle	Pounds	46 million	72 million
Lean Hogs	Pounds	138 million	19 million
Foreign Currency	United States dollars	$132 million	$110 million
Interest Rate	Average monthly notional debt	$36 million	$39 million

The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain/(Loss) Recognized in Earnings
		Three Months Ended
		December 31, 2011	January 1, 2011
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(3)	$14
Commodity contracts	Cost of Sales	29	21
Foreign exchange contracts	Other Income/Expense	3	(1)

Total		$29	$34

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	December 31, 2011	October 1, 2011
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$26	$3
Foreign exchange contracts	1	12

Total derivative assets – designated	27	15

Derivatives not designated as hedging instruments:
Commodity contracts	14	21
Foreign exchange contracts	1	5

Total derivative assets – not designated	15	26

Total derivative assets	$42	$41

Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$8	$41

Derivatives not designated as hedging instruments:
Commodity contracts	54	121
Foreign exchange contracts	1	1
Interest rate contracts	1	2

Total derivative liabilities – not designated	56	124

Total derivative liabilities	$64	$165

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

December 31, 2011	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$0	$40	$0	$(30)	$10
Foreign Exchange Forward Contracts	0	2	0	0	2
Available for Sale Securities:
Debt securities	0	33	84	0	117
Equity securities	8	0	0	0	8
Deferred Compensation Assets	28	130	0	0	158

Total Assets	$36	$205	$84	$(30)	$295

Liabilities:
Commodity Derivatives	$0	$62	$0	$(61)	$1
Foreign Exchange Forward Contracts	0	1	0	(1)	0
Interest Rate Swap	0	1	0	0	1

Total Liabilities	$0	$64	$0	$(62)	$2

October 1, 2011	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$0	$24	$0	$(21)	$3
Foreign Exchange Forward Contracts	0	17	0	(2)	15
Available for Sale Securities:
Debt securities	0	34	83	0	117
Equity securities	7	0	0	0	7
Deferred Compensation Assets	28	122	0	0	150

Total Assets	$35	$197	$83	$(23)	$292

Liabilities:
Commodity Derivatives	$0	$162	$0	$(135)	$27
Foreign Exchange Forward Contracts	0	1	0	(1)	0
Interest Rate Swap	0	2	0	0	2

Total Liabilities	$0	$165	$0	$(136)	$29

(a)	Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2011, and October 1, 2011, we had posted with various counterparties $32 million and $113 million, respectively, of cash collateral and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three months ended
	December 31, 2011	January 1, 2011
Balance at beginning of year	$83	$73
Total realized and unrealized gains (losses):
Included in earnings	1	0
Included in other comprehensive income (loss)	(2)	0
Purchases	6	2
Issuances	0	0
Settlements	(4)	(4)

Balance at end of period	$84	$71

Total gains (losses) for the three-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$0	$0

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Assets and Liabilities: Our derivatives, including commodities, foreign exchange contracts and an interest rate swap, primarily include exchange-traded and over-the-counter contracts which are further described in Note 9: Derivative Financial Instruments. We record our commodity derivatives at fair value using quoted market prices adjusted for credit and non-performance risk and internal models that use as their basis readily observable market inputs including current and forward commodity market prices. Our foreign exchange forward contracts are recorded at fair value based on quoted prices and spot and forward currency prices adjusted for credit and non-performance risk. Our interest rate swap is recorded at fair value based on quoted LIBOR swap rates adjusted for credit and non-performance risk. We classify these instruments in Level 2 when quoted market prices can be corroborated utilizing observable current and forward commodity market prices on active exchanges, observable market transactions of spot currency rates and forward currency prices or observable benchmark market rates at commonly quoted intervals.

Available for Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are included in Other Assets in the Consolidated Condensed Balance Sheets. These investments, which are generally long-term in nature with maturities ranging up to 36 years, are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. We classify our investments in U.S. government and agency debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into proprietary valuation models, including estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle.

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

(in millions)	December 31, 2011			October 1, 2011
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$32	$33	$1	$33	$34	$1
Corporate and Asset-Backed (a)	56	56	0	54	56	2
Redeemable Preferred Stock	28	28	0	27	27	0
Equity Securities:
Common Stock	9	8	(1)	9	7	(2)

(a)	At December 31, 2011, and October 1, 2011, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $2 million and $3 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairments in earnings for the three month periods ending December 31, 2011, and January 1, 2011. No other than temporary losses were deferred in OCI as of December 31, 2011, and October 1, 2011.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended December 31, 2011, and January 1, 2011.

Other Financial Instruments

Fair values for debt are based on quoted market prices or published forward interest rate curves. Fair value and carrying value for our debt were as follows (in millions):

	December 31, 2011		October 1, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,371	$2,215	$2,334	$2,182

NOTE 11: COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Three Months Ended
	December 31, 2011	January 1, 2011
Net income	$156	$294
Other comprehensive income (loss), net of tax:
Net hedging unrealized (gain) loss reclassified to earnings	1	(13)
Net hedging unrealized gain (loss)	(2)	12
Unrealized gain (loss) on investments	1	(2)
Currency translation adjustment	3	(5)
Postretirement benefits reserve adjustments	1	0

Total comprehensive income	160	286
Comprehensive loss attributable to noncontrolling interest	0	(4)

Total comprehensive income attributable to Tyson	$160	$290

The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended
	December 31, 2011	January 1, 2011
Income tax expense (benefit):
Net hedging unrealized loss reclassified to earnings	$0	$(7)
Net hedging unrealized gain (loss)	(1)	13
Unrealized gain on investments	1	0

Total income tax expense	$0	$6

NOTE 12: SEGMENT REPORTING

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

The results from Dynamic Fuels are included in Other.

Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended
	December 31, 2011	January 1, 2011
Sales:
Chicken	$2,762	$2,619
Beef	3,467	3,185
Pork	1,475	1,238
Prepared Foods	861	806
Other	54	8
Intersegment Sales	(290)	(241)

Total Sales	$8,329	$7,615

Operating Income (Loss):
Chicken	$32	$181
Beef	31	116
Pork	165	177
Prepared Foods	51	28
Other	(1)	(4)

Total Operating Income	278	498
Total Other (Income) Expense	35	53 (a)

Income before Income Taxes	$243	$445

(a)	Includes $11 million gain related to a sale of interests in an equity method investment.

The Beef segment had sales of $64 million and $50 million in the first quarter of fiscal years 2012 and 2011, respectively, from transactions with other operating segments of the Company and Dynamic Fuels. The Pork segment had sales of $226 million and $191 million in the first quarter of fiscal years 2012 and 2011, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Commitments

We guarantee obligations of certain outside third parties, which consists of a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of December 31, 2011, was $73 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next seven years. The maximum potential amount of the residual value guarantees is $51 million, of which $43 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At December 31, 2011, and October 1, 2011, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of December 31, 2011, was approximately $220 million. The total receivables under these programs were $25 million and $28 million at December 31, 2011, and October 1, 2011, respectively, and are included, net of allowance for uncollectible amounts, in Other Assets in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $9 million and $10 million at December 31, 2011, and October 1, 2011, respectively.

Contingencies

We are involved in various claims and legal proceedings. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. We record accruals for such matters to the extent that we conclude a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Such accruals are reflected in the Company’s consolidated condensed financial statements. In our opinion, we have made appropriate and adequate accruals for these matters and believe the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the consolidated condensed financial condition or results of operations. Listed below are certain claims made against the Company and/or our subsidiaries for which the potential exposure is considered material to the Company’s consolidated condensed financial statements. We believe we have substantial defenses to the claims made and intend to vigorously defend these matters.

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

The other private lawsuits referred to above are Sheila Ackles, et al. v. Tyson Foods, Inc. (N. Dist. Alabama, October 23, 2006); McCluster, et al. v. Tyson Foods, Inc. (M. Dist. Georgia, December 11, 2006); Dobbins, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 21, 2006); Buchanan, et al. v. Tyson Chicken, Inc., et al. and Potter, et al. v. Tyson Chicken, Inc., et al. (N.D. Alabama, December 22, 2006); Jones, et al. v. Tyson Foods, Inc., et al., Walton, et al. v. Tyson Foods, Inc., et al. and Williams, et al. v. Tyson Foods, Inc., et al. (S.D. Mississippi, February 9, 2007); Balch, et al. v. Tyson Foods, Inc. (E.D. Oklahoma, March 1, 2007); Adams, et al. v. Tyson Foods, Inc. (W.D. Arkansas, March 2, 2007); Atkins, et al. v. Tyson Foods, Inc. (M.D. Georgia, March 5, 2007); Laney, et al. v. Tyson Foods, Inc. and Williams, et al. v. Tyson Foods, Inc. (M.D. Georgia, May 23, 2007) (the Williams Case). Similar to DeAsencio, each of these matters involves allegations that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing, obtaining clothing and walking to and from the changing area, work areas and break areas. The plaintiffs in each of these lawsuits seek or have sought to act as class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. On April 6, 2007, we filed a motion for transfer of the above named actions for coordinated pretrial proceedings before the Judicial Panel on Multidistrict Litigation, which was granted on August 17, 2007. These cases and five other cases subsequently filed involving the same allegations (i.e., Armstrong, et al. v. Tyson Foods, Inc. (W.D. Tennessee, January 30, 2008); Maldonado, et al. v. Tyson Foods, Inc. (E.D. Tennessee, January 31, 2008); White, et al. v. Tyson Foods, Inc. (E.D. Texas, February 1, 2008); Meyer, et al. v. Tyson Foods, Inc. (W.D. Missouri, February 2, 2008); and Leak, et al. v. Tyson Foods, Inc. (W.D. North Carolina, February 6, 2008)), were transferred to the U.S. District Court in the Middle District of Georgia, In re: Tyson Foods, Inc., Fair Labor Standards Act Litigation (MDL Proceedings). On September 2, 2011, the parties executed a settlement agreement and filed a joint motion with the court seeking its approval of the settlement. The court approved the settlement on September 15, 2011, and Tyson will pay at least $12.25 million but no more than $17.5 million in back pay and damages to eligible class members. The settlement agreement provides a process for identifying and certifying eligible class members, which includes a 75-day notice period for certain class members to become eligible for payment under the settlement. In addition, the settlement agreement provides that plaintiffs’ attorneys must file an application for fees with the court but that no more than $14.5 million in attorneys’ fees and costs will be paid. Plaintiffs’ attorneys filed their fee application, which was approved on January 23, 2012.

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

•

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

•	The Guyton, Maxwell, Acosta, and Gomez cases are scheduled for trials on April 9, 2012, October 22, 2012, January 14, 2013, and March 18, 2013, respectively.

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

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and six other poultry integrators. This complaint was subsequently amended. As amended, the complaint asserts a number of state and federal causes of action including, but not limited to, counts under Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), Resource Conservation and Recovery Act (RCRA), and state-law public nuisance theories. The amended complaint asserts that defendants and certain contract growers who are not named in the amended complaint polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed (IRW) through the land application of poultry litter. Oklahoma asserts that this alleged pollution has also caused extensive injury to the environment (including soils and sediments) of the IRW and that the defendants have been unjustly enriched. Oklahoma’s claims cover the entire IRW, which encompasses more than one million acres of land and the natural resources (including lakes and waterways) contained therein. Oklahoma seeks wide-ranging relief, including injunctive relief, compensatory damages in excess of $800 million, an unspecified amount in punitive damages and attorneys’ fees. We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the amended complaint. The district court has stayed proceedings on the third party complaint pending resolution of Oklahoma’s claims against the defendants. On October 31, 2008, the defendants filed a motion to dismiss for failure to join the Cherokee Nation as a required party or, in the alternative, for judgment as a matter of law based on the plaintiffs’ lack of standing. This motion was granted in part and denied in part on July 22, 2009. In its ruling, the district court dismissed Oklahoma’s claims for cost recovery and for natural resources damages under CERCLA and for unjust enrichment under Oklahoma common law. This ruling also narrowed the scope of Oklahoma’s remaining claims by dismissing all damage claims under its causes of action for Oklahoma common law nuisance, federal common law nuisance, and Oklahoma common law trespass, leaving only its claims for injunctive relief for trial. On August 18, 2009, the Court granted partial summary judgment in favor of the defendants on Oklahoma’s claims for violations of the Oklahoma Registered

Poultry Feeding Operations Act. Oklahoma later voluntarily dismissed the remainder of this claim. On September 2, 2009, the Cherokee Nation filed a motion to intervene in the lawsuit. Its motion to intervene was denied on September 15, 2009, and the Cherokee Nation filed a notice of appeal of that ruling in the Tenth Circuit Court of Appeals on September 17, 2009. A non-jury trial of the case began on September 24, 2009. At the close of Oklahoma’s case-in-chief, the Court granted the defendants’ motions to dismiss claims based on RCRA, nuisance per se, and health risks related to bacteria. The defense rested its case on January 13, 2010, and closing arguments were held on February 11, 2010. On September 21, 2010, the Court of Appeals affirmed the district court’s denial of the Cherokee Nation’s motion to intervene. On October 6, 2010, the Cherokee Nation and the State of Oklahoma filed a petition for rehearing or en banc review seeking reconsideration of this ruling. The Court of Appeals denied this petition.

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

NOTE 14: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Tyson Fresh Meats, Inc. (TFM Parent), our wholly-owned subsidiary, has fully and unconditionally guaranteed the 2016 Notes. TFM Parent and substantially all of our wholly-owned domestic subsidiaries fully guarantee the 2014 Notes. In the event the 2014 Notes are rated equal to or higher than BBB- and Baa3 by S&P and Moody’s, respectively, the guarantees will be suspended. Following a suspension of the guarantees, if the 2014 Notes are rated lower than BBB- or Baa3 by S&P or Moody’s, respectively, the guarantees will be reinstated. As of December 31, 2011, the 2014 Notes were rated BBB- and Ba1 by S&P and Moody’s, respectively; therefore, the condition for suspension of the guarantees had not been met as of December 31, 2011.The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); TFM Parent; the other 2014 Notes’ guarantor subsidiaries (Guarantors) on a combined basis; the elimination entries necessary to reflect TFM Parent and the Guarantors, which collectively represent the 2014 Notes’ total guarantor subsidiaries (2014 Guarantors), on a combined basis; the 2014 Notes’ non-guarantor subsidiaries (Non-Guarantors) on a combined basis; the elimination entries necessary to consolidate TFI Parent, the 2014 Guarantors and the Non-Guarantors; and Tyson Foods, Inc. on a consolidated basis, and is provided as an alternative to providing separate financial statements for the guarantor(s).

Condensed Consolidating Statement of Income for the three months ended December 31, 2011								in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$52	$4,841	$3,307	$(283)	$7,865	$454	$(42)	$8,329
Cost of Sales	8	4,642	3,102	(283)	7,461	409	(42)	7,836

Gross Profit	44	199	205	0	404	45	0	493
Selling, General and Administrative	12	50	131	0	181	22	0	215

Operating Income	32	149	74	0	223	23	0	278

Other (Income) Expense:
Interest expense, net	(13)	32	31	0	63	(3)	0	47
Other, net	1	0	(6)	0	(6)	(7)	0	(12)
Equity in net earnings of subsidiaries	(127)	(26)	(5)	20	(11)	(6)	144	0

Total Other (Income) Expense	(139)	6	20	20	46	(16)	144	35

Income (Loss) before Income Taxes	171	143	54	(20)	177	39	(144)	243
Income Tax Expense	15	40	16	0	56	16	0	87

Net Income (Loss)	156	103	38	(20)	121	23	(144)	156
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	0	0	0

Net Income (Loss) Attributable to Tyson	$156	$103	$38	$(20)	$121	$23	$(144)	$156

Condensed Consolidating Statement of Income for the three months ended January 1, 2011								in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Sales	$105	$4,333	$3,155	$(241)	$7,247	$358	$(95)	$7,615
Cost of Sales	(43)	4,000	2,926	(241)	6,685	324	(95)	6,871

Gross Profit	148	333	229	0	562	34	0	744
Selling, General and Administrative	17	56	148	0	204	25	0	246

Operating Income	131	277	81	0	358	9	0	498

Other (Income) Expense:
Interest expense, net	(54)	60	58	0	118	(1)	0	63
Other, net	(12)	0	(1)	0	(1)	3	0	(10)
Equity in net earnings of subsidiaries	(165)	(22)	(13)	20	(15)	(2)	182	0

Total Other (Income) Expense	(231)	38	44	20	102	0	182	53

Income (Loss) before Income Taxes	362	239	37	(20)	256	9	(182)	445
Income Tax Expense	64	74	10	0	84	3	0	151

Net Income (Loss)	298	165	27	(20)	172	6	(182)	294
Less: Net Loss Attributable to Noncontrolling Interest	0	0	0	0	0	(4)	0	(4)

Net Income (Loss) Attributable to Tyson	$298	$165	$27	$(20)	$172	$10	$(182)	$298

Condensed Consolidating Balance Sheet as of December 31, 2011								in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$0	$2	$606	$0	$608	$249	$0	$857
Accounts receivable, net	1	473	620	0	1,093	199	(12)	1,281
Inventories	3	909	1,437	0	2,346	249	0	2,598
Other current assets	43	65	81	(80)	66	54	(41)	122

Total Current Assets	47	1,449	2,744	(80)	4,113	751	(53)	4,858
Net Property, Plant and Equipment	35	872	2,415	0	3,287	566	0	3,888
Goodwill	0	881	967	0	1,848	43	0	1,891
Intangible Assets	0	30	48	0	78	67	0	145
Other Assets	1,886	174	144	(14)	304	296	(2,041)	445
Investment in Subsidiaries	11,504	1,971	842	(1,779)	1,034	326	(12,864)	0

Total Assets	$13,472	$5,377	$7,160	$(1,873)	$10,664	$2,049	$(14,958)	$11,227

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$2	$0	$0	$0	$0	$82	$0	$84
Accounts payable	6	689	594	0	1,283	69	0	1,358
Other current liabilities	5,517	130	325	(80)	375	430	(5,390)	932

Total Current Liabilities	5,525	819	919	(80)	1,658	581	(5,390)	2,374
Long-Term Debt	1,984	1,044	780	0	1,824	276	(1,953)	2,131
Deferred Income Taxes	0	113	315	(14)	414	6	0	420
Other Liabilities	182	143	228	0	371	29	(89)	493
Total Tyson Shareholders’ Equity	5,781	3,258	4,918	(1,779)	6,397	1,129	(7,526)	5,781
Noncontrolling Interest	0	0	0	0	0	28	0	28

Total Shareholders’ Equity	5,781	3,258	4,918	(1,779)	6,397	1,157	(7,526)	5,809

Total Liabilities and Shareholders’ Equity	$13,472	$5,377	$7,160	$(1,873)	$10,664	$2,049	$(14,958)	$11,227

Condensed Consolidating Balance Sheet as of October 1, 2011								in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$1	$414	$0	$415	$300	$0	$716
Accounts receivable, net	1	506	656	0	1,162	157	1	1,321
Inventories	2	926	1,440	0	2,366	219	0	2,587
Other current assets	62	95	102	(133)	64	54	(24)	156

Total Current Assets	66	1,528	2,612	(133)	4,007	730	(23)	4,780
Net Property, Plant and Equipment	37	875	2,369	0	3,244	542	0	3,823
Goodwill	0	881	966	0	1,847	45	0	1,892
Intangible Assets	0	31	49	0	80	69	0	149
Other Assets	2,179	180	147	(15)	312	296	(2,360)	427
Investment in Subsidiaries	11,396	1,923	769	(1,760)	932	319	(12,647)	0

Total Assets	$13,678	$5,418	$6,912	$(1,908)	$10,422	$2,001	$(15,030)	$11,071

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$2	$0	$0	$0	$0	$68	$0	$70
Accounts payable	8	525	648	0	1,173	83	0	1,264
Other current liabilities	5,808	144	442	(133)	453	474	(5,695)	1,040

Total Current Liabilities	5,818	669	1,090	(133)	1,626	625	(5,695)	2,374
Long-Term Debt	1,972	1,198	916	0	2,114	269	(2,243)	2,112
Deferred Income Taxes	0	120	310	(15)	415	9	0	424
Other Liabilities	231	142	191	0	333	29	(117)	476
Total Tyson Shareholders’ Equity	5,657	3,289	4,405	(1,760)	5,934	1,041	(6,975)	5,657
Noncontrolling Interest	0	0	0	0	0	28	0	28

Total Shareholders’ Equity	5,657	3,289	4,405	(1,760)	5,934	1,069	(6,975)	5,685

Total Liabilities and Shareholders’ Equity	$13,678	$5,418	$6,912	$(1,908)	$10,422	$2,001	$(15,030)	$11,071

Condensed Consolidating Statement of Cash Flows for the three months ended December 31, 2011								in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$59	$332	$24	$0	$356	$(77)	$0	$338

Cash Flows from Investing Activities:
Additions to property, plant and equipment	0	(25)	(117)	0	(142)	(40)	0	(182)
(Purchases of)/Proceeds from marketable securities, net	0	2	0	0	2	1	0	3
Other, net	2	2	(1)	0	1	0	0	3

Cash Provided by (Used for) Investing Activities	2	(21)	(118)	0	(139)	(39)	0	(176)

Cash Flows from Financing Activities:
Net change in debt	(1)	0	0	0	0	21	0	20
Purchases of Tyson Class A common stock	(50)	0	0	0	0	0	0	(50)
Dividends	(15)	0	0	0	0	0	0	(15)
Other, net	22	0	0	0	0	0	0	22
Net change in intercompany balances	(18)	(310)	286	0	(24)	42	0	0

Cash Provided by (Used for) Financing Activities	(62)	(310)	286	0	(24)	63	0	(23)

Effect of Exchange Rate Change on Cash	0	0	0	0	0	2	0	2

Increase (Decrease) in Cash and Cash Equivalents	(1)	1	192	0	193	(51)	0	141
Cash and Cash Equivalents at Beginning of Year	1	1	414	0	415	300	0	716

Cash and Cash Equivalents at End of Period	$0	$2	$606	$0	$608	$249	$0	$857

Condensed Consolidating Statement of Cash Flows for the three months ended January 1, 2011								in millions

		2014 Guarantors
	TFI Parent	TFM Parent	Guarantors	Eliminations	Subtotal	Non-Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$159	$275	$(20)	$0	$255	$(43)	$0	$371

Cash Flows from Investing Activities:
Additions to property, plant and equipment	0	(35)	(103)	0	(138)	(20)	0	(158)
(Purchases of)/Proceeds from marketable securities, net	0	(58)	(21)	0	(79)	0	0	(79)
Other, net	23	0	0	0	0	0	0	23

Cash Provided by (Used for) Investing Activities	23	(93)	(124)	0	(217)	(20)	0	(214)

Cash Flows from Financing Activities:
Net change in debt	(35)	(6)	0	0	(6)	40	0	(1)
Purchases of Tyson Class A common stock	(7)	0	0	0	0	0	0	(7)
Dividends	(15)	0	0	0	0	0	0	(15)
Other, net	4	0	0	0	0	6	0	10
Net change in intercompany balances	(128)	(178)	282	0	104	24	0	0

Cash Provided by (Used for) Financing Activities	(181)	(184)	282	0	98	70	0	(13)

Effect of Exchange Rate Change on Cash	0	0	0	0	0	0	0	0

Increase (Decrease) in Cash and Cash Equivalents	1	(2)	138	0	136	7	0	144
Cash and Cash Equivalents at Beginning of Year	2	2	731	0	733	243	0	978

Cash and Cash Equivalents at End of Period	$3	$0	$869	$0	$869	$250	$0	$1,122

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

•

General – As a result of continued focus on internal performance, better domestic chicken market conditions, and strong performance in our Pork and Prepared Foods segments, our operating results remained strong in the first quarter of fiscal 2012.

•

We continue to focus on maximizing our margins through margin management and operational efficiency improvements. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added products initiatives. The operational efficiencies occurred in the areas of yield, cost reduction and labor management.

•

Market environment – Our first quarter of fiscal 2012 was the Pork segment’s second best quarter in history due to strong demand and less domestic availability of pork which created a favorable pricing environment. Our Prepared Foods segment grew operating income, primarily as the result of less input cost volatility. Driven by reduced industry supplies, domestic chicken market conditions improved in the first quarter of fiscal 2012 compared to the second-half of fiscal 2011. This created better pricing conditions allowing the Chicken segment to return to profitability. While our Beef segment remained profitable in the first quarter of fiscal 2012, we were challenged by volatile market conditions which made it difficult to pass along increased input costs. The beef industry also experienced lower availability of live cattle supplies.

•	Our total operating margins were 3.3% in the first quarter of fiscal 2012. The following is a summary of operating margins by segment:

•	Chicken – 1.2%

•	Beef – 0.9%

•	Pork – 11.2%

•	Prepared Foods – 5.9%

•

Debt and Liquidity – During the first quarter of fiscal 2012, we generated $338 million of operating cash flows. Additionally, we repurchased, as part of our previously announced share repurchase program, 1.8 million shares of our stock for $35 million. At December 31, 2011, we had approximately $1.7 billion of liquidity, which includes availability under our credit facility and $857 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended
	December 31, 2011	January 1, 2011
Net income attributable to Tyson	$156	$298
Net income attributable to Tyson – per diluted share	0.42	0.78

First quarter of fiscal 2011 – Net income attributable to Tyson included the following item:

•	$11 million gain related to a sale of interests in an equity method investment

Fiscal 2012 Outlook

In fiscal 2012, overall domestic protein (chicken, beef, pork and turkey) production is expected to decrease. Because exports are likely to remain strong, we forecast total domestic availability of protein to be down 2-3% compared to fiscal 2011, which should continue to support improved pricing. The following is a summary of the fiscal 2012 outlook for each of our segments, as well as an outlook on sales, capital expenditures, net interest expense, debt and liquidity and share repurchases:

•

Chicken – For fiscal 2012, we expect industry production will decrease approximately 4% from fiscal 2011, which should further gradually improve market pricing conditions. Current futures prices indicate higher feed costs in fiscal 2012 compared to fiscal 2011. We expect to offset the increased feed costs with pricing and mix improvements as well as operational efficiencies expected to result in additional savings of $125 million in fiscal 2012. Our Chicken segment returned to profitability in the first quarter of fiscal 2012 and we expect it to strengthen throughout the year.

•

Beef – We expect to see a reduction in fed cattle supplies of 1-2% for the remainder of fiscal 2012 as compared to fiscal 2011. Although we generally expect adequate supplies in the regions we operate our plants, there may be periods of imbalance of fed cattle supply and demand. We anticipate beef exports will remain strong in fiscal 2012. While our Beef segment remained profitable in the first quarter of fiscal 2012, we were challenged by volatile market conditions which made it difficult to pass along increased input costs. We have seen difficult margin conditions early in the second quarter of fiscal 2012, but expect them to recover throughout the second-half of the fiscal year. For fiscal 2012, we believe our Beef segment will be profitable, returning to our normalized range in the second-half of the fiscal year.

•

Pork – We expect hog supplies in fiscal 2012 to be up 1-2% compared to fiscal 2011 and to be adequate in the regions in which we operate. Additionally, we expect pork exports to remain strong in fiscal 2012. While we expect results should remain above our normalized range for the balance of the fiscal year, we do not expect the remainder of fiscal 2012 to be at our first quarter levels.

•

Prepared Foods – We expect operational improvements and increased pricing to offset increased raw material costs. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. We expect results should remain within our normalized range for the balance of the fiscal year.

•	Sales – We expect fiscal 2012 sales to exceed $34 billion mostly resulting from price increases related to decreases in domestic availability of protein and rising raw material costs.

•	Capital Expenditures – We expect fiscal 2012 capital expenditures to be approximately $800-$850 million.

•	Net Interest Expense – We expect fiscal 2012 net interest expense will be approximately $185 million, down $46 million compared to fiscal 2011.

•

Debt and Liquidity – We do not have any significant scheduled maturities of debt due until fiscal 2014 and will continue to use our available cash to repurchase notes when available at attractive rates. Total liquidity at December 31, 2011 was $1.7 billion, well above our goal to maintain liquidity in excess of $1.2 billion.

•

Share Repurchases – We expect to continue repurchasing shares under our share repurchase plan. In the first quarter of fiscal 2012, we repurchased 1.8 million shares for approximately $35 million. As of December 31, 2011, 11 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, liquidity targets, our debt obligations and regulatory requirements.

Summary of Results

Sales

in millions	Three Months Ended
	December 31, 2011	January 1, 2011
Sales	$8,329	$7,615
Change in sales volume	(5.0)%
Change in average sales price	14.6%
Sales growth	9.4%

First quarter – Fiscal 2012 vs Fiscal 2011

•

Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $403 million. All segments, with the exception of the Pork segment, had a decrease in sales volume, with the majority of the decrease in the Beef segment.

•

Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of approximately $1.1 billion. This increase was driven by an increase in average sales prices in all segments, which was largely due to continued tight domestic availability of protein and increased live and raw material costs.

Cost of Sales

in millions	Three Months Ended
	December 31, 2011	January 1, 2011
Cost of sales	$7,836	$6,871
Gross margin	$493	$744
Cost of sales as a percentage of sales	94.1%	90.2%

First quarter – Fiscal 2012 vs Fiscal 2011

•	Cost of sales increased $965 million. Higher input cost per pound increased cost of sales $1.3 billion, while lower sales volume decreased cost of sales $332 million.

•	The $1.3 billion impact of higher input costs per pound was primarily driven by:

•	Increase in average domestic live cattle and hog costs of $811 million.

•	Increases in grain and other feed ingredients of $220 million and in other growout operating costs of $30 million in our Chicken segment.

•

Increase due to net losses of $3 million in the first quarter of fiscal 2012, as compared to net gains of $51 million in the first quarter of fiscal 2011, from our commodity risk management activities related to grain and energy purchases, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

•	Increase in raw material costs of $37 million in our Prepared Foods segment.

•

The $0.3 billion impact of lower sales volume was primarily driven by decreases in sales volume in our Chicken, Beef and Prepared Foods segments, partially offset by an increase in sales volume in our Pork segment.

Selling, General and Administrative

in millions	Three Months Ended
	December 31, 2011	January 1, 2011
Selling, general and administrative expense	$215	$246
As a percentage of sales	2.6%	3.2%

First quarter – Fiscal 2012 vs Fiscal 2011

•	Decrease of $18 million related to incentive-based compensation.

•	Decrease of $6 million related to advertising, deferred compensation, professional fees and sales promotions.

Interest Expense

in millions	Three Months Ended
	December 31, 2011	January 1, 2011
Cash interest expense	$40	$51
Losses on notes repurchased	0	3
Non-cash interest expense	9	12

Total Interest Expense	$49	$66

First quarter – Fiscal 2012 vs Fiscal 2011

•

Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due primarily to lower average weekly indebtedness of approximately 14%.

•

Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on our revolving credit facility, the 10.5% Senior Notes due 2014 (2014 Notes), as well as the accretion of the debt discount on the 3.25% Convertible Senior Notes due 2013 (2013 Notes) and 2014 Notes.

Other (Income) Expense, net

in millions	Three Months Ended
	December 31, 2011	January 1, 2011
	$(12)	$(10)

First quarter of fiscal 2012

•	Includes $6 million of equity earnings in joint ventures and $5 million in net foreign currency exchange gains.

First quarter of fiscal 2011

•	Includes $11 million gain related to a sale of interests in an equity method investment.

Effective Tax Rate

Three Months Ended
December 31, 2011	January 1, 2011
35.8%	34.0%

First quarter of fiscal 2012 – The effective tax rate was impacted by:

•	the domestic production deduction; and

•	state income taxes.

First quarter of fiscal 2011 – The effective tax rate was impacted by:

•	the domestic production deduction;

•	state income taxes;

•	the reduction of a valuation allowance related to an equity method investment; and

•	general business credits.

Segment Results

We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income, which is how we measure segment income.

in millions	Sales		Operating Income (Loss)
	Three Months Ended		Three Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Chicken	$2,762	$2,619	$32	$181
Beef	3,467	3,185	31	116
Pork	1,475	1,238	165	177
Prepared Foods	861	806	51	28
Other	54	8	(1)	(4)
Intersegment Sales	(290)	(241)	0	0

Total	$8,329	$7,615	$278	$498

Chicken Segment Results

in millions	Three Months Ended
	December 31, 2011	January 1, 2011	Change
Sales	$2,762	$2,619	$143
Sales Volume Change			(5.3)%
Average Sales Price Change			11.3%

Operating Income	$32	$181	$(149)
Operating Margin	1.2%	6.9%

First quarter – Fiscal 2012 vs Fiscal 2011

•	Sales and Operating Income –

•

Sales Volume – The decrease in sales volumes in the first quarter of fiscal 2012 was primarily attributable to a decrease in domestic production pounds as a result of balancing our supply with forecasted customer demand, partially offset by increases in international sales volumes and open-market meat purchases.

•	Average Sales Price – The increase in average sales price is primarily due to mix changes and price increases associated with increased input costs.

•

Operating Income – Operating results were negatively impacted in the first quarter of fiscal 2012 by increases in grain and feed ingredients costs of $220 million and other growout operating costs of $30 million. These increases in operating costs were partially offset by operational efficiencies of approximately $25 million as well as improved mix and pricing.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to grain and energy purchases. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results.

Income /(Loss) - in millions	Qtr
2012	$(3)
2011	51

Decline in operating results	$(54)

Beef Segment Results

in millions	Three Months Ended
	December 31, 2011	January 1, 2011	Change
Sales	$3,467	$3,185	$282
Sales Volume Change			(8.5)%
Average Sales Price Change			19.0%

Operating Income	$31	$116	$(85)
Operating Margin	0.9%	3.6%

First quarter – Fiscal 2012 vs Fiscal 2011

•	Sales and Operating Income –

•

Average sales price increased due to price increases associated with increased livestock costs. Sales volumes decreased due to a reduction in live cattle processed and outside tallow purchases. Operating income decreased in the first quarter of fiscal 2012 from the result of volatile market conditions, which made it difficult to pass along increased input costs, lower sales volumes and increased employee-related operating costs.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live cattle. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr
2012	$6
2011	(9)

Improvement in operating results	$15

Pork Segment Results

in millions	Three Months Ended
	December 31, 2011	January 1, 2011	Change
Sales	$1,475	$1,238	$237
Sales Volume Change			2.6%
Average Sales Price Change			16.1%

Operating Income	$165	$177	$(12)
Operating Margin	11.2%	14.3%

First quarter – Fiscal 2012 vs Fiscal 2011

•	Sales and Operating Income –

•

Average sales price increased due to price increases associated with increased livestock costs. We maintained strong operating income by maximizing our revenues relative to the live hog markets, partially attributable to strong export sales and operational and mix performance.

•

Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live hogs. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income - in millions	Qtr
2012	$11
2011	13

Decline in operating results	$(2)

Prepared Foods Segment Results

in millions	Three Months Ended
	December 31, 2011	January 1, 2011	Change
Sales	$861	$806	$55
Sales Volume Change			(1.4)%
Average Sales Price Change			8.4%

Operating Income	$51	$28	$23
Operating Margin	5.9%	3.5%

First quarter – Fiscal 2012 vs Fiscal 2011

•

Sales and Operating Income – We increased operating income, despite an increase of raw material costs of $37 million and lower sales volumes, due to mix changes and increased average sales prices. Additionally, input costs were less volatile in the first quarter of fiscal 2012 as compared to fiscal 2011. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. However, there is a lag time for price increases to take effect, which is what we experienced during the first quarter of fiscal 2011.

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

Cash Flows from Operating Activities

in millions	Three Months Ended
	December 31, 2011	January 1, 2011
Net income	$156	$294
Non-cash items in net income:
Depreciation and amortization	122	128
Deferred income taxes	24	39
Other, net	27	20
Changes in working capital	9	(110)

Net cash provided by operating activities	$338	$371

Cash flows associated with changes in working capital for the three months ended:

•

December 31, 2011 – Increased primarily due to a decrease in accounts receivable balance and increases in accounts payable and income taxes payable balances, almost entirely offset by an increase in inventory balance and decreases in salaries, wages and benefits balances.

•

January 1, 2011 – Decreased primarily due to a higher inventory balance and a decrease in accrued salaries, wages and benefits, partially offset by an increase in accounts payable and income tax payable balances.

Cash Flows from Investing Activities

in millions	Three Months Ended
	December 31, 2011	January 1, 2011
Additions to property, plant and equipment	$(182)	$(158)
(Purchases of)/Proceeds from marketable securities, net	3	(79)
Other, net	3	23

Net cash used for investing activities	$(176)	$(214)

•	Additions to property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.

•

Capital spending for fiscal 2012 is expected to be approximately $800-$850 million, and includes spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our foreign operations.

•	Purchase of marketable securities in the first quarter of fiscal 2011 includes $79 million related to the funding of deferred compensation plans.

Cash Flows from Financing Activities

in millions	Three Months Ended
	December 31, 2011	January 1, 2011
Payments on debt	$(25)	$(45)
Net proceeds from borrowings	45	44
Purchases of Tyson Class A common stock	(50)	(7)
Dividends	(15)	(15)
Other, net	22	10

Net cash used for financing activities	$(23)	$(13)

•	Payments on debt include:

•

During the first quarter of fiscal 2012, we paid $24 million related to borrowings at our foreign operations. Total debt related to our foreign operations was $115 million at December 31, 2011 ($68 million current, $47 million long-term).

•	During the first quarter of fiscal 2011, we bought back $30 million of 7.35% Notes due April 2016 (2016 Notes).

•	Purchases of Tyson Class A common stock include:

•	$35 million for shares repurchased pursuant to our previously announced share repurchase program in the first quarter of fiscal 2012: and

•	$15 million and $7 million for shares repurchased to fund certain obligations under our equity compensation plans in the first quarters of fiscal 2012 and fiscal 2011, respectively.

Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$857
Revolving credit facility	February 2016	$1,000	$145	$0	$855

Total liquidity					$1,712

•

The revolving credit facility supports our short-term funding needs and letters of credit. Letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

•

Our 2013 Notes may be converted early during any fiscal quarter in the event our Class A stock trades at or above $21.96 for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. In this event, the note holders may require us to pay outstanding principal in cash, which totaled $458 million at December 31, 2011. Any conversion premium would be paid in shares of Class A stock. The conditions for early conversion were not met in our first fiscal quarter of fiscal 2012, and thus, the notes may not be converted in our second quarter of fiscal 2012. Should the conditions for early conversion be satisfied in future quarters, and the holders exercised their early conversion option, we would use current cash on hand and cash flow from operations for principal payments.

•	We do not have any significant scheduled maturities of debt coming due until fiscal 2014.

•	Our current ratio was 2.05 to 1 and 2.01 to 1 at December 31, 2011, and October 1, 2011, respectively.

Capital Resources

Revolving Credit Facility

Cash flows from operating activities and current cash on hand are our primary source of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of December 31, 2011, we had outstanding letters of credit totaling $145 million, none of which were drawn upon, which left $855 million available for borrowing. Our revolving credit facility is funded by a syndicate of 38 banks, with commitments ranging from $3 million to $90 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.

Capitalization

To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At December 31, 2011 and October 1, 2011, the ratio of our debt-to-total capitalization was 27.6% and 27.7%, respectively. For the purpose of this calculation, debt is defined as the sum of current and long-term debt. Total capitalization is defined as debt plus Total Shareholders’ Equity.

Credit Ratings

2016 Notes

On February 24, 2011, Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), upgraded the credit rating of these notes from “BB+” to “BBB-.” On March 29, 2011, Moody’s Investors Service, Inc. (Moody’s) upgraded the credit rating of these notes from “Ba2” to “Ba1”. These upgrades decreased the interest rate on the 2016 Notes from 7.35% to 6.85%, effective beginning with the six-month interest payment due April 1, 2011.

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

We were in compliance with all debt covenants at December 31, 2011.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to the discussion of recently issued accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.

CRITICAL ACCOUNTING ESTIMATES

We consider accounting policies related to: contingent liabilities; marketing and advertising costs; accrued self insurance; impairment of long-lived assets; impairment of goodwill and other intangible assets; and income taxes to be critical policies. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 1, 2011.

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

(xi) significant marketing plan changes by large customers or loss of one or more large customers; (xii) adverse results from litigation; (xiii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xv) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xvi) effectiveness of advertising and marketing programs; and (xvii) those factors listed under Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended October 1, 2011.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 31, 2011, and October 1, 2011, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value

in millions	December 31, 2011	October 1, 2011
Livestock:
Cattle	$19	$34
Hogs	51	57

Grain	12	11

Interest Rate Risk: At December 31, 2011, we had variable rate debt of $232 million with a weighted average interest rate of 4.4%. A hypothetical 10% increase in interest rates effective at December 31, 2011, and October 1, 2011, would have a minimal effect on interest expense.

Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At December 31, 2011, we had fixed-rate debt of $2.0 billion with a weighted average interest rate of 9.2%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $6 million at December 31, 2011, and $5 million at October 1, 2011. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

Foreign Currency Risk: We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at December 31, 2011, and October 1, 2011, related to the foreign exchange forward and option contracts would have a $15 million and $18 million impact, respectively, on pretax income. In the future, we may enter into more foreign exchange forward and option contracts as a result of growth in our international operations.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2011 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2011 Annual Report.

Item 4.	Controls and Procedures

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

In the first quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 13: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.

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

In 2010 our Mexican subsidiary, Tyson de Mexico (TdM), provided the National Water Commission (CONAGUA), an agency of the Mexican government’s Ministry of the Environment and Natural Resources, with information on TdM’s water usage for 2008 and 2009 at certain water wells that are part of TdM’s poultry production operations. In February 2011, the regional CONAGUA office informed TdM that it was the regional CONAGUA office’s opinion that TdM’s permits for water usage from certain wells lapsed between the period of January 1, 2009 through May 5, 2009. On January 5, 2012, TdM and CONAGUA reached an agreement resolving this matter. Under the agreement, TdM paid 8.8 million pesos (approximately $700,000) for water usage for the time period in question.

In late 2010, the United States Environmental Protection Agency (EPA) Region 7 began a Clean Air Act investigation of the company related to operation and maintenance of ammonia refrigeration equipment at multiple facilities. The EPA subsequently referred the matter, which involves allegations of potential non-compliance with the Clean Air Act’s Risk Management Plan requirements at 15 Tyson facilities in Kansas, Missouri, Iowa and Nebraska, to the United States Department of Justice (DOJ). The EPA and DOJ have indicated they will seek monetary penalties (but have not yet indicated an amount) and injunctive relief requiring equipment and infrastructure changes at several facilities.

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

There have been no material changes to the risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended October 1, 2011. These risk factors should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct. 2, 2011 to Oct. 29, 2011	384,718		18.08	0		12,793,816
Oct. 30, 2011 to Dec. 3, 2011	929,111		18.08	697,032		12,096,784
Dec. 4, 2011 to Dec. 31, 2011	1,212,664		21.41	1,055,046		11,041,738

Total	2,526,493	(2)	19.68	1,752,078	(3)	11,041,738

(1)	On February 7, 2003, we announced our board of directors approved a plan to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The plan has no fixed or scheduled termination date.

(2)	We purchased 774,415 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 500,885 shares purchased in open market transactions and 273,530 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	We purchased 1,752,078 shares during the period pursuant to our previously announced stock repurchase plan of approximately 25 million shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income,

(ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 3, 2012	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: February 3, 2012	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and Chief Accounting Officer