Form 10-Q
period 2012-03-31
TYSON FOODS INC
filed 2012-05-07
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
001-14704
(Commission File Number)
______________________________________________
TYSON FOODS, INC.
(Exact name of registrant as specified in its charter)
______________________________________________

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2012.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	295,517,591
Class B Common Stock, $0.10 Par Value (Class B stock)	70,017,755

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Sales	$8,268	$8,000	$16,597	$15,615
Cost of Sales	7,733	7,467	15,569	14,338
Gross Profit	535	533	1,028	1,277
Selling, General and Administrative	233	230	448	476
Operating Income	302	303	580	801
Other (Income) Expense:
Interest income	(5)	(3)	(7)	(6)
Interest expense	52	63	101	129
Other, net	(2)	2	(14)	(8)
Total Other (Income) Expense	45	62	80	115
Income before Income Taxes	257	241	500	686
Income Tax Expense	91	85	178	236
Net Income	166	156	322	450
Less: Net Loss Attributable to Noncontrolling Interest	—	(3)	—	(7)
Net Income Attributable to Tyson	$166	$159	$322	$457
Weighted Average Shares Outstanding:
Class A Basic	294	305	295	305
Class B Basic	70	70	70	70
Diluted	373	383	374	381
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.47	$0.43	$0.90	$1.24
Class B Basic	$0.42	$0.39	$0.81	$1.12
Diluted	$0.44	$0.42	$0.86	$1.20
Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.080	$0.080
Class B	$0.036	$0.036	$0.072	$0.072
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 31, 2012	October 1, 2011
Assets
Current Assets:
Cash and cash equivalents	$723	$716
Accounts receivable, net	1,253	1,321
Inventories	2,622	2,587
Other current assets	152	156
Total Current Assets	4,750	4,780
Net Property, Plant and Equipment	3,943	3,823
Goodwill	1,892	1,892
Intangible Assets	143	149
Other Assets	442	427
Total Assets	$11,170	$11,071

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$84	$70
Accounts payable	1,191	1,264
Other current liabilities	895	1,040
Total Current Liabilities	2,170	2,374
Long-Term Debt	2,136	2,112
Deferred Income Taxes	433	424
Other Liabilities	496	476
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,266	2,261
Retained earnings	4,094	3,801
Accumulated other comprehensive loss	(40)	(79)
Treasury stock, at cost – 26 million shares at March 31, 2012, and 22 million shares at October 1, 2011	(453)	(365)
Total Tyson Shareholders’ Equity	5,906	5,657
Noncontrolling Interest	29	28
Total Shareholders’ Equity	5,935	5,685
Total Liabilities and Shareholders’ Equity	$11,170	$11,071
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 31, 2012	April 2, 2011
Cash Flows From Operating Activities:
Net income	$322	$450
Depreciation and amortization	245	256
Deferred income taxes	53	60
Other, net	41	40
Net changes in working capital	(207)	(603)
Cash Provided by Operating Activities	454	203
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(344)	(319)
Purchases of marketable securities	(25)	(107)
Proceeds from sale of marketable securities	13	27
Proceeds from notes receivable	—	51
Other, net	17	25
Cash Used for Investing Activities	(339)	(323)
Cash Flows From Financing Activities:
Payments on debt	(41)	(65)
Net proceeds from borrowings	56	—
Purchases of Tyson Class A common stock	(128)	(21)
Dividends	(29)	(30)
Other, net	29	45
Cash Used for Financing Activities	(113)	(71)
Effect of Exchange Rate Change on Cash	5	7
Increase (Decrease) in Cash and Cash Equivalents	7	(184)
Cash and Cash Equivalents at Beginning of Year	716	978
Cash and Cash Equivalents at End of Period	$723	$794
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of March 31, 2012, and the results of operations and cash flows for the three and six months ended March 31, 2012, and April 2, 2011. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
CONSOLIDATION
The consolidated condensed financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries over which we exercise control and, when applicable, entities for which we have a controlling financial interest or are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity for which we consolidate as we are the primary beneficiary. At March 31, 2012, Dynamic Fuels had $178 million of total assets, of which $141 million was net property, plant and equipment, and $128 million of total liabilities, of which $100 million was long-term debt. At October 1, 2011, Dynamic Fuels had $170 million of total assets, of which $144 million was net property, plant and equipment, and $116 million of total liabilities, of which $100 million was long-term debt.
SHARE REPURCHASES
On May 11, 2011, we announced our Board of Directors reactivated a share repurchase program, which had no activity since fiscal 2005, to repurchase up to the remaining available 22.5 million shares of Class A common stock under the program. The share repurchase program has no fixed or scheduled termination date. During the three and six months ended March 31, 2012, we repurchased 3.6 million and 5.4 million shares for approximately $70 million and $105 million, respectively, under this program. As of March 31, 2012, 7.4 million shares remained available for repurchase. On May 3, 2012, our Board of Directors approved an increase of 35 million shares authorized for repurchase under this program. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares of Class A common stock on the open market to fund certain obligations under our equity compensation plans. These repurchases totaled $23 million and $21 million for the six months ended March 31, 2012, and April 2, 2011, respectively.
CASH FLOW STATEMENT PRESENTATION
In March 2011, we collected $51 million of notes receivable associated with our 2008 sale of assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside). This cash receipt has been reflected in the Consolidated Condensed Statement of Cash Flows for the six months ended April 2, 2011, as an investing activity, revising the previous presentation of the receipt from operating activities in the fiscal 2011 second quarter consolidated condensed financial statements. As a result, operating and investing cash flows previously reported at $254 million and ($374) million, respectively, were revised to $203 million and ($323) million, respectively, for the six months ended April 2, 2011.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In May 2011, the FASB clarified the guidance around fair value measurements and disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance in the second quarter of fiscal year 2012. The adoption did not have a significant impact on our consolidated condensed financial statements.

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
In September 2011, the FASB issued guidance amending the way companies test for goodwill impairment, allowing the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We will adopt the guidance in connection with our annual goodwill impairment test in the fourth quarter of fiscal 2012. We do not expect the adoption will have a significant impact on our consolidated condensed financial statements.
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

	March 31, 2012	October 1, 2011
Processed products:
Weighted-average method – chicken and prepared foods	$678	$715
First-in, first-out method – beef and pork	659	581
Livestock – first-in, first-out method	888	928
Supplies and other – weighted-average method	397	363
Total inventories	$2,622	$2,587
NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions)

	March 31, 2012	October 1, 2011
Land	$98	$95
Buildings and leasehold improvements	2,766	2,698
Machinery and equipment	4,925	4,897
Land improvements and other	390	386
Buildings and equipment under construction	503	446
	8,682	8,522
Less accumulated depreciation	4,739	4,699
Net property, plant and equipment	$3,943	$3,823
NOTE 4: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	March 31, 2012	October 1, 2011
Accrued salaries, wages and benefits	$309	$407
Self-insurance reserves	284	298
Other	302	335
Total other current liabilities	$895	$1,040

NOTE 5: DEBT
The major components of debt are as follows (in millions):

	March 31, 2012	October 1, 2011
Revolving credit facility	$—	$—
Senior notes:
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	810	810
6.85% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
7.00% Notes due January 2028	18	18
Discount on senior notes	(60)	(76)
GO Zone tax-exempt bonds due October 2033 (0.19% at 3/31/2012)	100	100
Other	136	114
Total debt	2,220	2,182
Less current debt	84	70
Total long-term debt	$2,136	$2,112
Revolving Credit Facility
We have a $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. This facility is fully and unconditionally guaranteed by substantially all of our domestic subsidiaries. The facility will mature and the commitments thereunder will terminate in February 2016, provided that (a) at any time during the six-month period ending November 29, 2013, we have corporate credit ratings not lower than BBB- and Baa3 from Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), and Moody’s Investors Service, Inc. (Moody’s), respectively, in each case with stable outlook or better, (b) on or prior to November 29, 2013, we have refinanced, purchased, or defeased the 2014 Notes, or (c) we have irrevocably deposited cash in an amount not less than the aggregate principal amount of the outstanding 2014 Notes on or prior to November 29, 2013, in a blocked cash collateral account. In the event none of the foregoing events have occurred, the loans made under this facility will mature and the commitments thereunder will terminate on November 29, 2013. As of March 31, 2012, none of the foregoing events have occurred.
After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing under this facility at March 31, 2012, was $955 million. At March 31, 2012, we had outstanding letters of credit issued under this facility totaling $45 million, none of which were drawn upon. We had an additional $150 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.
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
On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of March 31, 2012, none of the conditions permitting conversion of the 2013 Notes had been satisfied.

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
We were in compliance with all debt covenants at March 31, 2012.

NOTE 6: INCOME TAXES
The effective tax rate was 35.3% and 34.9% for the second quarter of fiscal years 2012 and 2011, respectively. The effective tax rate was 35.5% and 34.3% for the six months of fiscal years 2012 and 2011, respectively. The effective tax rate for the second quarter and six months of fiscal 2012 was impacted by such items as the domestic production deduction, state income taxes, losses in foreign jurisdictions and related valuation allowances and the reduction of valuation allowances related to state net operating loss and credit carryforwards.
Unrecognized tax benefits were $171 million and $174 million at March 31, 2012, and October 1, 2011, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $154 million and $155 million at March 31, 2012, and October 1, 2011, respectively.
We classify interest and penalties on unrecognized tax benefits as income tax expense. At March 31, 2012, and October 1, 2011, before tax benefits, we had $58 million of accrued interest and penalties on unrecognized tax benefits.
We are subject to income tax examinations for U.S. federal income taxes for fiscal years 2003 through 2010, and for foreign, state and local income taxes for fiscal years 2001 through 2010. During the next twelve months, it is reasonably possible that tax audit resolutions could reduce unrecognized tax benefits by an immaterial amount, either because tax positions are sustained on audit or because we agree to their disallowance.
NOTE 7: OTHER INCOME AND CHARGES
During the six months of fiscal 2012, we recorded $8 million of equity earnings in joint ventures and $6 million in net foreign currency exchange gains, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the six months of fiscal 2011, we recorded an $11 million gain related to a sale of interests in an equity method investment. This gain was recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 8: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Numerator:
Net income	$166	$156	$322	$450
Less: Net loss attributable to noncontrolling interest	—	(3)	—	(7)
Net income attributable to Tyson	166	159	322	457
Less Dividends:
Class A ($0.040/share/quarter)	12	13	24	25
Class B ($0.036/share/quarter)	2	2	5	5
Undistributed earnings	$152	$144	$293	$427

Class A undistributed earnings	$125	$120	$242	$354
Class B undistributed earnings	27	24	51	73
Total undistributed earnings	$152	$144	$293	$427
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	294	305	295	305
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	6	5	5
Convertible 2013 Notes	4	2	4	1
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	373	383	374	381
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.47	$0.43	$0.90	$1.24
Class B Basic	$0.42	$0.39	$0.81	$1.12
Diluted	$0.44	$0.42	$0.86	$1.20
Approximately 4 million of our stock-based compensation shares were antidilutive for both the three and six months ended March 31, 2012, and approximately 4 million of our stock-based compensation shares were antidilutive for both the three and six months ended April 2, 2011. These shares were not included in the dilutive earnings per share calculation.
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

Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at March 31, 2012.
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
Cash flow hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and six months ended March 31, 2012, and April 2, 2011.
We had the following aggregated notionals of outstanding forward and option contracts accounted for as cash flow hedges (in millions, except soy meal tons):

	Metric	March 31, 2012	October 1, 2011
Commodity:
Corn	Bushels	12	6
Soy meal	Tons	81,300	82,300
Foreign Currency	United States dollar	$78	$75
As of March 31, 2012, the net amounts expected to be reclassified into earnings within the next 12 months related to grain and foreign currency are not significant. During the three and six months ended March 31, 2012, and April 2, 2011, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$4	$3	Cost of Sales	$(10)	$6
Foreign exchange contracts	(2)	—	Other Income/Expense	—	—
Total	$2	$3		$(10)	$6

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Six Months Ended			Six Months Ended
	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$6	$28	Cost of Sales	$(16)	$26
Foreign exchange contracts	(7)	—	Other Income/Expense	5	—
Total	$(1)	$28		$(11)	$26
Fair value hedges
We designate certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. We had the following aggregated notionals of outstanding forward contracts entered into to hedge forecasted commodity purchases which are accounted for as a fair value hedge (in millions):

	Metric	March 31, 2012	October 1, 2011
Commodity:
Live Cattle	Pounds	322	318
Lean Hogs	Pounds	444	601
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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
		March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Gain/(Loss) on forwards	Cost of Sales	$8	$(43)	$—	$(44)
Gain/(Loss) on purchase contract	Cost of Sales	(8)	43	—	44
Ineffectiveness related to our fair value hedges was not significant for the three and six months ended March 31, 2012, and April 2, 2011.

Foreign net investment hedges
We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Condensed Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant for the three and six months ended March 31, 2012, and April 2, 2011. At March 31, 2012, and October 1, 2011, we had $27 million and $35 million aggregate outstanding notionals related to our forward foreign currency contracts accounted for as foreign net investment hedges.
The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$(1)	$(2)	Other Income/Expense	$—	$—

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Six Months Ended			Six Months Ended
	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$(2)	$(3)	Other Income/Expense	$—	$—
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
The objective of our undesignated grains, energy and livestock commodity positions is to reduce the variability of cash flows associated with the forecasted purchase of certain grains, energy and livestock inputs to our production processes. We also enter into certain forward sales of boxed beef and boxed pork and forward purchases of cattle and hogs at fixed prices. The fixed price sales contracts lock in the proceeds from a sale in the future and the fixed cattle and hog purchases lock in the cost. However, the cost of the livestock and the related boxed beef and boxed pork market prices at the time of the sale or purchase could vary from this fixed price. As we enter into fixed forward sales of boxed beef and boxed pork and forward purchases of cattle and hogs, we also enter into the appropriate number of livestock option and future positions to mitigate a portion of this risk. Changes in market value of the open livestock futures positions are marked to market and reported in earnings at each reporting date, even though the economic impact of our fixed prices being above or below the market price is only realized at the time of sale or purchase. These positions generally do not qualify for hedge treatment due to location basis differences between the commodity exchanges and the actual locations when we purchase the commodities.
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

We had the following aggregate outstanding notionals related to our undesignated positions (in millions, except soy meal tons) :

	Metric	March 31, 2012	October 1, 2011
Commodity:
Corn	Bushels	4	17
Soy Meal	Tons	33,700	174,600
Soy Oil	Pounds	6	13
Live Cattle	Pounds	120	72
Lean Hogs	Pounds	129	19
Foreign Currency	United States dollars	$68	$110
Interest Rate	Average monthly notional debt	$34	$39
The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain/(Loss) Recognized in Earnings		Gain/(Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
		March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(6)	$17	$(9)	$31
Commodity contracts	Cost of Sales	29	(10)	58	11
Foreign exchange contracts	Other Income/Expense	(3)	(6)	—	(7)
Total		$20	$1	$49	$35
The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	March 31, 2012	October 1, 2011
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$51	$3
Foreign exchange contracts	—	12
Total derivative assets – designated	51	15
Derivatives not designated as hedging instruments:
Commodity contracts	20	21
Foreign exchange contracts	1	5
Total derivative assets – not designated	21	26

Total derivative assets	$72	$41
Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$1	$41
Foreign exchange contracts	1	—
Total derivative liabilities – designated	2	41
Derivatives not designated as hedging instruments:
Commodity contracts	59	121
Foreign exchange contracts	—	1
Interest rate contracts	1	2
Total derivative liabilities – not designated	60	124

Total derivative liabilities	$62	$165

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

March 31, 2012	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$71	$—	$(50)	$21
Foreign Exchange Forward Contracts	—	1	—	(1)	—
Available for Sale Securities:
Debt securities	—	32	79	—	111
Equity securities	8	—	—	—	8
Deferred Compensation Assets	28	150	—	—	178
Total Assets	$36	$254	$79	$(51)	$318
Liabilities:
Commodity Derivatives	$—	$60	$—	$(60)	$—
Foreign Exchange Forward Contracts	—	1	—	(1)	—
Interest Rate Swap	—	1	—	—	1
Total Liabilities	$—	$62	$—	$(61)	$1

October 1, 2011	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$24	$—	$(21)	$3
Foreign Exchange Forward Contracts	—	17	—	(2)	15
Available for Sale Securities:
Debt securities	—	34	83	—	117
Equity securities	7	—	—	—	7
Deferred Compensation Assets	28	122	—	—	150
Total Assets	$35	$197	$83	$(23)	$292
Liabilities:
Commodity Derivatives	$—	$162	$—	$(135)	$27
Foreign Exchange Forward Contracts	—	1	—	(1)	—
Interest Rate Swap	—	2	—	—	2
Total Liabilities	$—	$165	$—	$(136)	$29

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2012, and October 1, 2011, we had posted with various counterparties $10 million and $113 million, respectively, of cash collateral and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	March 31, 2012	April 2, 2011
Balance at beginning of year	$83	$73
Total realized and unrealized gains (losses):
Included in earnings	1	—
Included in other comprehensive income (loss)	—	—
Purchases	12	9
Issuances	—	—
Settlements	(17)	(9)
Balance at end of period	$79	$73
Total gains (losses) for the six-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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

Available for Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are included in Other Assets in the Consolidated Condensed Balance Sheets. These investments, which are generally long-term in nature with maturities ranging up to 35 years, are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. We classify our investments in U.S. government and agency debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate and asset-backed debt securities as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. We also classify privately held redeemable preferred stock securities as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and credit worthiness of the underlying private issuer. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated financial statements.
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

(in millions)	March 31, 2012			October 1, 2011
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$31	$32	$1	$33	$34	$1
Corporate and Asset-Backed (a)	58	60	2	54	56	2
Redeemable Preferred Stock	19	19	—	27	27	—
Equity Securities:
Common Stock	9	8	(1)	9	7	(2)

(a)
At March 31, 2012, and October 1, 2011, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $2 million and $3 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairments in earnings for the three and six months ending March 31, 2012, and April 2, 2011. No other than temporary losses were deferred in OCI as of March 31, 2012, and October 1, 2011.
Deferred Compensation Assets: We maintain non-qualified deferred compensation plans for certain executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The investments are recorded at fair value based on quoted market prices and are included in Other Assets in the Consolidated Condensed Balance Sheets. We classify the investments which have observable market prices in active markets in Level 1 as these are generally publicly-traded mutual funds. The remaining deferred compensation assets are classified in Level 2, as fair value can be corroborated based on observable market data. Realized and unrealized gains (losses) on deferred compensation assets are included in earnings.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and six months ended March 31, 2012, and April 2, 2011.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	March 31, 2012		October 1, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,451	$2,220	$2,334	$2,182

NOTE 11: COMPREHENSIVE INCOME
The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net income	$166	$156	$322	$450
Other comprehensive income (loss), net of tax:
Net hedging unrealized (gain) loss reclassified to earnings	6	(4)	7	(17)
Net hedging unrealized gain (loss)	1	2	(1)	14
Unrealized gain on investments	—	2	1	—
Currency translation adjustment	27	24	30	19
Postretirement benefits reserve adjustments	1	1	2	1
Total comprehensive income	201	181	361	467
Comprehensive loss attributable to noncontrolling interest	—	(3)	—	(7)
Total comprehensive income attributable to Tyson	$201	$184	$361	$474
The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Income tax expense (benefit):
Net hedging unrealized (gain) loss reclassified to earnings	$4	$(2)	$4	$(9)
Net hedging unrealized gain	1	1	—	14
Unrealized gain on investments	—	—	1	—
Total income tax expense	$5	$(1)	$5	$5

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
The results from Dynamic Fuels are included in Other.
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Sales:
Chicken	$2,911	$2,739	$5,673	$5,358
Beef	3,369	3,333	6,836	6,518
Pork	1,372	1,384	2,847	2,622
Prepared Foods	807	778	1,668	1,584
Other	46	25	100	33
Intersegment Sales	(237)	(259)	(527)	(500)
Total Sales	$8,268	$8,000	$16,597	$15,615
Operating Income (Loss):
Chicken	$145	$37	$177	$218
Beef	(1)	94	30	210
Pork	115	146	280	323
Prepared Foods	44	31	95	59
Other	(1)	(5)	(2)	(9)
Total Operating Income	302	303	580	801

Total Other (Income) Expense	45	62	80	115	(a)

Income before Income Taxes	$257	$241	$500	$686

(a)	Includes $11 million gain related to a sale of interests in an equity method investment.

The Beef segment had sales of $49 million and $51 million in the second quarter of fiscal years 2012 and 2011, respectively, and sales of $113 million and $101 million in the six months of fiscal years 2012 and 2011, respectively, from transactions with other operating segments of the Company and Dynamic Fuels. The Pork segment had sales of $188 million and $208 million in the second quarter of fiscal years 2012 and 2011, respectively, and sales of $414 million and $399 million in the six months of fiscal 2012 and 2011, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
NOTE 13: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, which consists primarily of a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of March 31, 2012, was $82 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next seven years. The maximum potential amount of the residual value guarantees is $60 million, of which $54 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At March 31, 2012, and October 1, 2011, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of March 31, 2012, was approximately $220 million. The total receivables under these programs were $23 million and $28 million at March 31, 2012, and October 1, 2011, respectively, and are included, net of allowance for uncollectible amounts, in Accounts Receivable and Other Assets at March 31, 2012, and October 1, 2011, respectively, in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $9 million and $10 million at March 31, 2012, and October 1, 2011, respectively.
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
We have pending against us a lawsuit styled DeAsencio v. Tyson Foods, Inc. (E. Dist. Pennsylvania, August 22, 2000) in which the plaintiffs allege that we failed to compensate certain poultry plant employees for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and walking to and from the changing area, work areas and break areas in violation of the Federal Labor Standards Act (FLSA). They seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. Plaintiffs appealed a jury verdict and final judgment entered in our favor on June 22, 2006. On September 7, 2007, the U.S. Court of Appeals for the Third Circuit reversed the jury verdict and remanded the case to the District Court for further proceedings. We sought rehearing en banc, which was denied by the Court of Appeals on October 5, 2007. The United States Supreme Court denied our petition for a writ of certiorari on June 9, 2008. The new trial date has not been set.

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

•
After a trial in the Garcia case, which involved the Garden City, Kansas facility, a jury verdict in favor of the plaintiffs was entered on March 17, 2011. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $503,011, respectively. Plaintiffs’ counsel has filed an application for attorneys’ fees and expenses in the amount of $3,475,422. We contested the application and are currently evaluating our appeal options.

•
A jury trial was held in the Lopez case, which involved the Lexington, NE beef plant, and resulted in a jury verdict in favor of Tyson. Judgment was entered and the complaint was dismissed with prejudice, on May 26, 2011. Plaintiffs filed an appeal with the Eighth Circuit Court of Appeals on June 16, 2011, and oral argument is set for May 16, 2012.

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

•	A jury trial was held in the Guyton case, which involved the Columbus Junction, Iowa pork plant, and resulted in a jury verdict in favor of Tyson on April 25, 2012.

•	The Maxwell, Acosta, and Gomez cases are scheduled for trials on October 22, 2012, January 14, 2013, and March 18, 2013, respectively.
We have pending one wage and hour action involving our Tyson Prepared Foods plant located in Jefferson, Wisconsin (Weissman, et al. v. Tyson Prepared Foods, Inc., Jefferson County (Wisconsin) Circuit Court, October 20, 2010). The plaintiffs allege that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and the associated time it takes to walk to and from their workstations post-donning and pre-doffing of protective and sanitary clothing. Six named plaintiffs seek to act as state law class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs. On May 16, 2011, Plaintiffs filed a motion to certify a state law class of all hourly employees who have worked at the Jefferson plant from October 20, 2008, to the present. We have filed motions for summary judgment seeking dismissal of the claims, or, in the alternative, to limit the claims made for non-compensable clothes changing activities. The parties have agreed to attend pre-trial mediation in an effort to resolve the claims. The pre-trial mediation is scheduled for May 30, 2012. The trial date has not been set.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against us, three of our subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), Resource Conservation and Recovery Act (RCRA), and state-law public nuisance theories. The amended complaint asserts that defendants and certain contract growers who are not named in the amended complaint polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed (IRW) through the land application of poultry litter. Oklahoma asserts that this alleged pollution has also caused extensive injury to the environment (including soils and sediments) of the IRW and that the defendants have been unjustly enriched. Oklahoma’s claims cover the entire IRW, which encompasses more than one million acres of land and the natural resources (including lakes and waterways) contained therein. Oklahoma seeks wide-ranging relief, including injunctive relief, compensatory damages in excess of $800 million, an unspecified amount in punitive damages and attorneys’ fees. We and the other defendants have denied liability, asserted various defenses, and filed a third-party complaint that asserts claims against other persons and entities whose activities may have contributed to the pollution alleged in the amended complaint. The district court has stayed proceedings on the third party complaint pending resolution of Oklahoma’s claims against the defendants. On October 31, 2008, the defendants filed a motion to dismiss for failure to join the Cherokee Nation as a required party or, in the alternative, for judgment as a matter of law based on the plaintiffs’ lack of standing. This motion was granted in part and denied in part on July 22, 2009. In its ruling, the district court dismissed Oklahoma’s claims for cost recovery and for natural resources damages under CERCLA and for unjust enrichment under Oklahoma common law. This ruling also narrowed the scope of Oklahoma’s remaining claims by dismissing all damage claims under its causes of action for Oklahoma common law nuisance, federal common law nuisance, and Oklahoma common law trespass, leaving only its claims for injunctive relief for trial. On August 18, 2009, the Court granted partial summary judgment in favor of the defendants on Oklahoma’s claims for violations of the Oklahoma Registered Poultry Feeding Operations Act. Oklahoma later voluntarily dismissed the remainder of this claim. On September 2, 2009, the Cherokee Nation filed a motion to intervene in the lawsuit. Its motion to intervene was denied on September 15, 2009, and the Cherokee Nation filed a notice of appeal of that ruling in the Tenth Circuit Court of Appeals on September 17, 2009. A non-jury trial of the case began on September 24, 2009. At the close of Oklahoma’s case-in-chief, the Court granted the defendants’ motions to dismiss claims based on RCRA, nuisance per se, and health risks related to bacteria. The defense rested its case on January 13, 2010, and closing arguments were held on February 11, 2010. On September 21, 2010, the Court of Appeals affirmed the district court’s denial of the Cherokee Nation’s motion to intervene. On October 6, 2010, the Cherokee Nation and the State of Oklahoma filed a petition for rehearing or en banc review seeking reconsideration of this ruling. The Court of Appeals denied this petition. The district court has not yet rendered its decision from the trial, which ended in February 2010.
On May 8, 2008, a lawsuit was filed against the Company and two of our employees in the District Court of McCurtain County, Oklahoma styled Armstrong, et al. v. Tyson Foods, Inc., et al. (the Armstrong Case). The lawsuit was brought by a group of 52 poultry growers who allege that certain of our live production practices in Oklahoma constitute fraudulent inducement, fraud, unjust enrichment, negligence, gross negligence, unconscionability, violations of the Oklahoma Business Sales Act, Deceptive Trade Practice violations, violations of the Consumer Protection Act, and conversion, as well as other theories of recovery. The plaintiffs sought damages in an unspecified amount. On October 30, 2009, 20 additional growers represented by the same attorney filed a lawsuit against us in the same court asserting the same or similar claims, which is styled Clardy, et al. v. Tyson Foods, Inc., et al. (the Clardy Case). In both of these cases we have denied all allegations of wrongdoing. In June 2009, the plaintiffs in the Armstrong case requested an expedited trial date for a smaller group of plaintiffs they claimed were facing imminent financial peril. The Court ultimately severed a group of 10 plaintiffs from the Armstrong Case, and a trial began on March 15, 2010. On April 1, 2010, the jury returned a verdict against us and one of our employees, and on April 2, 2010, the Court entered a judgment in the amount of $8,655,735, which included punitive damages. Subsequent to the trial, the presiding judge disqualified from the cases and the Oklahoma Supreme Court appointed a new judge to the cases. Following this appointment, the trial court granted our motions for change of venue and to stay all future trials of plaintiffs in the Armstrong Case and the Clardy Case pending the outcome of our appeal of the initial Armstrong Case verdict. The trial court took under advisement the sizes of groupings of plaintiffs in future trials in response to our motion to sever the plaintiffs' claims into individual cases. We appealed the initial Armstrong Case verdict to the Oklahoma Supreme Court based on numerous irregularities and rulings during the trial, and the Oklahoma Supreme Court reversed the verdict and remanded the case back to the trial court. At this time, new trial dates in the Armstrong Case have not been scheduled, nor have trial dates for the Clardy Case.
In late 2010, the United States Environmental Protection Agency (EPA) Region 7 began a Clean Air Act investigation of the company related to operation and maintenance of ammonia refrigeration equipment at multiple facilities. The EPA subsequently referred the matter, which involves allegations of potential non-compliance with the Clean Air Act’s Risk Management Plan requirements at 15 Tyson facilities in Kansas, Missouri, Iowa and Nebraska, to the United States Department of Justice (DOJ). The EPA and DOJ have indicated they will seek monetary penalties and injunctive relief requiring equipment and infrastructure changes at several facilities. Currently we are engaged in settlement discussions with the EPA and DOJ.

NOTE 14: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Tyson Fresh Meats, Inc. (TFM Parent), our wholly-owned subsidiary, has fully and unconditionally guaranteed the 2016 Notes. TFM Parent and substantially all of our wholly-owned domestic subsidiaries fully guarantee the 2014 Notes. In the event the 2014 Notes are rated equal to or higher than BBB- and Baa3 by S&P and Moody’s, respectively, the guarantees will be suspended. Following a suspension of the guarantees, if the 2014 Notes are rated lower than BBB- or Baa3 by S&P or Moody’s, respectively, the guarantees will be reinstated. As of March 31, 2012, the 2014 Notes were rated BBB- and Ba1 by S&P and Moody’s, respectively; therefore, the condition for suspension of the guarantees had not been met. The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); TFM Parent; the other 2014 Notes’ guarantor subsidiaries (Guarantors) on a combined basis; the elimination entries necessary to reflect TFM Parent and the Guarantors, which collectively represent the 2014 Notes’ total guarantor subsidiaries (2014 Guarantors), on a combined basis; the 2014 Notes’ non-guarantor subsidiaries (Non-Guarantors) on a combined basis; the elimination entries necessary to consolidate TFI Parent, the 2014 Guarantors and the Non-Guarantors; and Tyson Foods, Inc. on a consolidated basis, and is provided as an alternative to providing separate financial statements for the guarantor(s).

Condensed Consolidating Statement of Income for the three months ended March 31, 2012							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Sales	$76	$4,620	$3,457	$(222)	$7,855	$410	$(73)	$8,268
Cost of Sales	(16)	4,469	3,199	(228)	7,440	374	(65)	7,733
Gross Profit	92	151	258	6	415	36	(8)	535
Selling, General and Administrative	9	57	147	6	210	22	(8)	233
Operating Income	83	94	111	—	205	14	—	302
Other (Income) Expense:
Interest expense, net	2	24	22	—	46	(1)	—	47
Other, net	(1)	—	(2)	—	(2)	1	—	(2)
Equity in net earnings of subsidiaries	(107)	(29)	5	26	2	(4)	109	—
Total Other (Income) Expense	(106)	(5)	25	26	46	(4)	109	45
Income (Loss) before Income Taxes	189	99	86	(26)	159	18	(109)	257
Income Tax Expense	23	24	31	—	55	13	—	91
Net Income (Loss)	166	75	55	(26)	104	5	(109)	166
Less: Net Loss Attributable to Noncontrolling Interest	—	—	—	—	—	—	—	—
Net Income (Loss) Attributable to Tyson	$166	$75	$55	$(26)	$104	$5	$(109)	$166

Condensed Consolidating Statement of Income for the three months ended April 2, 2011							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Sales	$10	$4,609	$3,302	$(264)	$7,647	$347	$(4)	$8,000
Cost of Sales	(8)	4,327	3,089	(264)	7,152	327	(4)	7,467
Gross Profit	18	282	213	—	495	20	—	533
Selling, General and Administrative	9	51	150	—	201	20	—	230
Operating Income	9	231	63	—	294	—	—	303
Other (Income) Expense:
Interest expense, net	27	23	13	—	36	(3)	—	60
Other, net	4	—	(1)	—	(1)	(1)	—	2
Equity in net earnings of subsidiaries	(168)	(29)	(3)	24	(8)	(4)	180	—
Total Other (Income) Expense	(137)	(6)	9	24	27	(8)	180	62
Income (Loss) before Income Taxes	146	237	54	(24)	267	8	(180)	241
Income Tax (Benefit) Expense	(13)	72	13	—	85	13	—	85
Net Income (Loss)	159	165	41	(24)	182	(5)	(180)	156
Less: Net Loss Attributable to Noncontrolling Interest	—	—	—	—	—	(3)	—	(3)
Net Income (Loss) Attributable to Tyson	$159	$165	$41	$(24)	$182	$(2)	$(180)	$159

Condensed Consolidating Statement of Income for the six months ended March 31, 2012							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Sales	$128	$9,461	$6,764	$(505)	$15,720	$864	$(115)	$16,597
Cost of Sales	(8)	9,111	6,301	(511)	14,901	783	(107)	15,569
Gross Profit	136	350	463	6	819	81	(8)	1,028
Selling, General and Administrative	21	107	278	6	391	44	(8)	448
Operating Income	115	243	185	—	428	37	—	580
Other (Income) Expense:
Interest expense, net	(11)	56	53	—	109	(4)	—	94
Other, net	—	—	(8)	—	(8)	(6)	—	(14)
Equity in net earnings of subsidiaries	(234)	(55)	—	46	(9)	(10)	253	—
Total Other (Income) Expense	(245)	1	45	46	92	(20)	253	80
Income (Loss) before Income Taxes	360	242	140	(46)	336	57	(253)	500
Income Tax Expense	38	64	47	—	111	29	—	178
Net Income (Loss)	322	178	93	(46)	225	28	(253)	322
Less: Net Loss Attributable to Noncontrolling Interest	—	—	—	—	—	—	—	—
Net Income (Loss) Attributable to Tyson	$322	$178	$93	$(46)	$225	$28	$(253)	$322

Condensed Consolidating Statement of Income for the six months ended April 2, 2011							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Sales	$115	$8,942	$6,457	$(505)	$14,894	$705	$(99)	$15,615
Cost of Sales	(51)	8,327	6,015	(505)	13,837	651	(99)	14,338
Gross Profit	166	615	442	—	1,057	54	—	1,277
Selling, General and Administrative	26	107	298	—	405	45	—	476
Operating Income	140	508	144	—	652	9	—	801
Other (Income) Expense:
Interest expense, net	(27)	83	71	—	154	(4)	—	123
Other, net	(8)	—	(2)	—	(2)	2	—	(8)
Equity in net earnings of subsidiaries	(333)	(51)	(16)	44	(23)	(6)	362	—
Total Other (Income) Expense	(368)	32	53	44	129	(8)	362	115
Income (Loss) before Income Taxes	508	476	91	(44)	523	17	(362)	686
Income Tax Expense	51	146	23	—	169	16	—	236
Net Income (Loss)	457	330	68	(44)	354	1	(362)	450
Less: Net Loss Attributable to Noncontrolling Interest	—	—	—	—	—	(7)	—	(7)
Net Income (Loss) Attributable to Tyson	$457	$330	$68	$(44)	$354	$8	$(362)	$457

Condensed Consolidating Balance Sheet as of March 31, 2012							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Assets
Current Assets:
Cash and cash equivalents	$2	$3	$453	$—	$456	$265	$—	$723
Accounts receivable, net	2	476	615	—	1,091	219	(59)	1,253
Inventories	1	960	1,419	—	2,379	242	—	2,622
Other current assets	79	78	97	(66)	109	54	(90)	152
Total Current Assets	84	1,517	2,584	(66)	4,035	780	(149)	4,750
Net Property, Plant and Equipment	35	874	2,449	—	3,323	585	—	3,943
Goodwill	—	880	967	—	1,847	45	—	1,892
Intangible Assets	—	29	47	—	76	67	—	143
Other Assets	1,891	167	142	—	309	297	(2,055)	442
Investment in Subsidiaries	11,665	2,047	859	(1,851)	1,055	330	(13,050)	—
Total Assets	$13,675	$5,514	$7,048	$(1,917)	$10,645	$2,104	$(15,254)	$11,170

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$4	$—	$—	$—	$—	$110	$(30)	$84
Accounts payable	12	504	589	—	1,093	86	—	1,191
Other current liabilities	5,580	129	360	(66)	423	392	(5,500)	895
Total Current Liabilities	5,596	633	949	(66)	1,516	588	(5,530)	2,170
Long-Term Debt	1,992	1,043	780	—	1,823	277	(1,956)	2,136
Deferred Income Taxes	—	107	336	—	443	8	(18)	433
Other Liabilities	181	140	227	—	367	29	(81)	496

Total Tyson Shareholders’ Equity	5,906	3,591	4,756	(1,851)	6,496	1,173	(7,669)	5,906
Noncontrolling Interest	—	—	—	—	—	29	—	29
Total Shareholders’ Equity	5,906	3,591	4,756	(1,851)	6,496	1,202	(7,669)	5,935
Total Liabilities and Shareholders’ Equity	$13,675	$5,514	$7,048	$(1,917)	$10,645	$2,104	$(15,254)	$11,170

Condensed Consolidating Balance Sheet as of October 1, 2011							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$1	$414	$—	$415	$300	$—	$716
Accounts receivable, net	1	506	656	—	1,162	157	1	1,321
Inventories	2	926	1,440	—	2,366	219	—	2,587
Other current assets	62	95	102	(133)	64	54	(24)	156
Total Current Assets	66	1,528	2,612	(133)	4,007	730	(23)	4,780
Net Property, Plant and Equipment	37	875	2,369	—	3,244	542	—	3,823
Goodwill	—	881	966	—	1,847	45	—	1,892
Intangible Assets	—	31	49	—	80	69	—	149
Other Assets	2,179	180	147	(15)	312	296	(2,360)	427
Investment in Subsidiaries	11,396	1,923	769	(1,760)	932	319	(12,647)	—
Total Assets	$13,678	$5,418	$6,912	$(1,908)	$10,422	$2,001	$(15,030)	$11,071

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$2	$—	$—	$—	$—	$68	$—	$70
Accounts payable	8	525	648	—	1,173	83	—	1,264
Other current liabilities	5,808	144	442	(133)	453	474	(5,695)	1,040
Total Current Liabilities	5,818	669	1,090	(133)	1,626	625	(5,695)	2,374
Long-Term Debt	1,972	1,198	916	—	2,114	269	(2,243)	2,112
Deferred Income Taxes	—	120	310	(15)	415	9	—	424
Other Liabilities	231	142	191	—	333	29	(117)	476

Total Tyson Shareholders’ Equity	5,657	3,289	4,405	(1,760)	5,934	1,041	(6,975)	5,657
Noncontrolling Interest	—	—	—	—	—	28	—	28
Total Shareholders’ Equity	5,657	3,289	4,405	(1,760)	5,934	1,069	(6,975)	5,685
Total Liabilities and Shareholders’ Equity	$13,678	$5,418	$6,912	$(1,908)	$10,422	$2,001	$(15,030)	$11,071

Condensed Consolidating Statement of Cash Flows for the six months ended March 31, 2012							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Cash Provided by (Used for) Operating Activities	$101	$162	$233	$—	$395	$(42)	$—	$454
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(53)	(235)	—	(288)	(56)	—	(344)
(Purchases of)/Proceeds from marketable securities, net	—	(8)	(3)	—	(11)	(1)	—	(12)
Proceeds from notes receivable	—	—	—	—	—	—	—	—
Other, net	2	2	6	—	8	7	—	17
Cash Provided by (Used for) Investing Activities	2	(59)	(232)	—	(291)	(50)	—	(339)
Cash Flows from Financing Activities:
Net change in debt	—	—	—	—	—	15	—	15
Purchases of Tyson Class A common stock	(128)	—	—	—	—	—	—	(128)
Dividends	(29)	—	—	—	—	—	—	(29)
Other, net	29	—	—	—	—	—	—	29
Net change in intercompany balances	26	(101)	38	—	(63)	37	—	—
Cash Provided by (Used for) Financing Activities	(102)	(101)	38	—	(63)	52	—	(113)
Effect of Exchange Rate Change on Cash	—	—	—	—	—	5	—	5
Increase (Decrease) in Cash and Cash Equivalents	1	2	39	—	41	(35)	—	7
Cash and Cash Equivalents at Beginning of Year	1	1	414	—	415	300	—	716
Cash and Cash Equivalents at End of Period	$2	$3	$453	$—	$456	$265	$—	$723

Condensed Consolidating Statement of Cash Flows for the six months ended April 2, 2011							in millions
		2014 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Cash Provided by (Used for) Operating Activities	$110	$95	$59	$—	$154	$(41)	$(20)	$203
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(61)	(209)	—	(270)	(48)	—	(319)
(Purchases of)/Proceeds from marketable securities, net	—	(58)	(21)	—	(79)	(1)	—	(80)
Proceeds from notes receivable	—	—	—	—	—	51	—	51
Other, net	23	—	3	—	3	(1)	—	25
Cash Provided by (Used for) Investing Activities	22	(119)	(227)	—	(346)	1	—	(323)
Cash Flows from Financing Activities:
Net change in debt	(69)	(6)	—	—	(6)	10	—	(65)
Purchases of Tyson Class A common stock	(21)	—	—	—	—	—	—	(21)
Dividends	(30)	—	—	—	—	(20)	20	(30)
Other, net	37	—	—	—	—	8	—	45
Net change in intercompany balances	(50)	29	(50)	—	(21)	71	—	—
Cash Provided by (Used for) Financing Activities	(133)	23	(50)	—	(27)	69	20	(71)
Effect of Exchange Rate Change on Cash	—	—	—	—	—	7	—	7
Increase (Decrease) in Cash and Cash Equivalents	(1)	(1)	(218)	—	(219)	36	—	(184)
Cash and Cash Equivalents at Beginning of Year	2	2	731	—	733	243	—	978
Cash and Cash Equivalents at End of Period	$1	$1	$513	$—	$514	$279	$—	$794

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview

•
General – As a result of continued focus on internal performance, improved domestic chicken market conditions and strong performance in our Pork and Prepared Foods segments, our operating results remained strong in the second quarter of fiscal 2012.

•
We continue to focus on maximizing our margins through margin management and operational efficiency improvements. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added products initiatives. The operational efficiencies occurred in the areas of yield, cost reduction and labor management.

•
Market environment – Driven by reduced industry supplies, domestic chicken market conditions continued its improvement in the second quarter of fiscal 2012, which contributed to the Chicken segment returning to its normalized operating margin range. Pork segment results remained strong based on continued solid demand and less domestic availability of pork which created a favorable pricing environment. Our Prepared Foods segment experienced less input cost volatility allowing its earnings to remain within its normalized operating margin range. Our Beef segment operated at break-even for the second quarter of fiscal 2012, due to volatile market conditions, lower availability of live cattle supplies and reduced demand for beef products, which made it difficult to pass along increased input costs.

•	Our total operating margins were 3.7% in the second quarter of fiscal 2012. The following is a summary of operating margins by segment:

•	Chicken – 5.0%

•	Beef – 0.0%

•	Pork – 8.4%

•	Prepared Foods – 5.5%

•
Debt and Liquidity – During the second quarter of fiscal 2012, we generated $116 million of operating cash flows. Additionally, we repurchased, as part of our previously announced share repurchase program, 3.6 million shares of our stock for $70 million. At March 31, 2012, we had approximately $1.7 billion of liquidity, which includes availability under our credit facility and $723 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net income attributable to Tyson	$166	$159	$322	$457
Net income attributable to Tyson – per diluted share	0.44	0.42	0.86	1.20
Six months of fiscal 2011 – Net income attributable to Tyson included the following item:

•	$11 million gain related to a sale of interests in an equity method investment.

Fiscal 2012 Outlook
In fiscal 2012, overall domestic protein (chicken, beef, pork and turkey) production is expected to decrease. Because exports are likely to remain strong, we forecast total domestic availability of protein to be down 2-3% compared to fiscal 2011, which should continue to support improved pricing. The following is a summary of the fiscal 2012 outlook for each of our segments, as well as an outlook on sales, capital expenditures, net interest expense, debt and liquidity and share repurchases:

•
Chicken – For fiscal 2012, we expect industry production will decrease approximately 4% from fiscal 2011, which should allow for the continuation of improved market pricing conditions. Current futures prices indicate higher feed costs in fiscal 2012 compared to fiscal 2011. We expect to offset the increased feed costs with pricing and mix improvements as well as operational efficiencies expected to result in additional savings of $125 million in fiscal 2012. Our Chicken segment returned to its normalized operating margin range in the second quarter of fiscal 2012, and we expect results to remain strong for the remainder of the year.

•
Beef – We experienced a decrease of fed cattle supplies of approximately 5% in the first six months of fiscal 2012 as compared to fiscal 2011. However, we expect to see an increase in fed cattle in the second half of fiscal 2012, which would result in a total decrease of fed cattle supplies of 2-3% for fiscal 2012 as compared to fiscal 2011. Although we generally expect adequate supplies in the regions we operate our plants, there may be periods of imbalance of fed cattle supply and demand. We anticipate beef exports will remain strong in fiscal 2012. While our Beef segment remained profitable for the first six months of fiscal 2012, we were challenged by volatile market conditions and reduced demand for beef products, which made it difficult to pass along increased input costs. The difficult margin conditions we experienced in the second quarter of fiscal 2012 continued into the early part of the third quarter, but we expect them to recover throughout the remainder of the of the second-half of the fiscal year due to improved cattle supplies and typical seasonal demand. For fiscal 2012, we believe our Beef segment will be profitable, returning to our normalized range in the fourth quarter of fiscal 2012.

•
Pork – We expect hog supplies in fiscal 2012 to be up 1-2% compared to fiscal 2011 and to be adequate in the regions in which we operate. Additionally, we expect pork exports to remain strong in fiscal 2012. While we expect results should be above our normalized range for the fiscal year, we do not expect the remainder of fiscal 2012 to be at our first six-month levels.

•
Prepared Foods – We expect operational improvements and increased pricing to offset increased raw material costs. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. We expect results should remain within our normalized range for the balance of the fiscal year.

•	Sales – We expect fiscal 2012 sales to approximate $34 billion mostly resulting from price increases related to decreases in domestic availability of protein and rising raw material costs.

•	Capital Expenditures – We expect fiscal 2012 capital expenditures to be approximately $800-$850 million.

•	Net Interest Expense – We expect fiscal 2012 net interest expense will be approximately $190 million, down $41 million compared to fiscal 2011.

•
Debt and Liquidity – We do not have any significant scheduled maturities of debt due until October 2013 and may use our available cash to repurchase notes when available at attractive rates. Total liquidity at March 31, 2012, was $1.7 billion, well above our goal to maintain liquidity in excess of $1.2 billion.

•
Share Repurchases – We expect to continue repurchasing shares under our share repurchase program. In the second quarter of fiscal 2012, we repurchased 3.6 million shares for approximately $70 million. On May 3, 2012, our Board of Directors approved an increase of 35 million shares authorized for repurchase under this program. As of May 7, 2012, 42.4 million shares remain available for repurchase. The timing and extent to which we repurchase shares will depend upon, among other things, market conditions, liquidity targets, our debt obligations and regulatory requirements.

Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Sales	$8,268	$8,000	$16,597	$15,615
Change in sales volume	(4.3)%		(4.7)%
Change in average sales price	7.7%		11.0%
Sales growth	3.4%		6.3%
Second quarter – Fiscal 2012 vs Fiscal 2011

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $652 million. All segments, with the exception of the Pork segment, which was relatively flat, experienced increased average sales prices largely due to continued tight domestic availability of protein and increased live and raw material costs.

•
Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $384 million. All segments had a decrease in sales volume, with the majority of the decrease in the Beef segment.

Six months – Fiscal 2012 vs Fiscal 2011

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $1.7 billion. This increase was driven by an increase in average sales prices in all segments, which was largely due to continued tight domestic availability of protein and increased live and raw material costs.

•
Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $742 million. All segments, with the exception of the Pork segment, had a decrease in sales volume, with the majority of the decrease in the Beef segment.

Cost of Sales

in millions	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Cost of sales	$7,733	$7,467	$15,569	$14,338
Gross margin	$535	$533	$1,028	$1,277
Cost of sales as a percentage of sales	93.5%	93.3%	93.8%	91.8%
Second quarter – Fiscal 2012 vs Fiscal 2011

•	Cost of sales increased $266 million. Higher input cost per pound increased cost of sales $638 million, while lower sales volume decreased cost of sales $372 million.

•	The $638 million impact of higher input cost per pound was primarily driven by:

•	Increase in average domestic live cattle and hog costs of $500 million.

•	Increases in grain and other feed ingredients of $65 million and in other growout operating costs of $23 million in our Chicken segment.

•
Increase due to net losses of $3 million in the second quarter of fiscal 2012, as compared to net gains of $23 million in the second quarter of fiscal 2011, from our commodity risk management activities related to grain and energy purchases, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

•	The $372 million impact of lower sales volume was driven by decreases in sales volume in all segments, with the majority of the decrease in the Beef segment.
Six months – Fiscal 2012 vs Fiscal 2011

•	Cost of sales increased $1.2 billion. Higher input cost per pound increased cost of sales $1.9 billion, while lower sales volume decreased cost of sales $706 million.

•	The $1.9 billion impact of higher input cost per pound was primarily driven by:

•	Increase in average domestic live cattle and hog costs of $1.3 billion.

•	Increase in grain and other feed ingredients of $285 million and in other growout operating costs of $53 million in our Chicken segment.

•
Increase due to net losses of $6 million in the six months of fiscal 2012, compared to net gains of $74 million in the six months of fiscal 2011, from our commodity risk management activities related to grain and energy purchases, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

•	Increase in raw material costs of $41 million in our Prepared Foods segment.

•
The $706 million impact of lower sales volume was driven by decreases in sales volume in our Chicken, Beef and Prepared Foods segments, partially offset by an increase in sales volume in our Pork segment.

Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Selling, general and administrative expense	$233	$230	$448	$476
As a percentage of sales	2.8%	2.9%	2.7%	3.0%
Six months – Fiscal 2012 vs Fiscal 2011

•	Decrease of $22 million related to incentive-based compensation.

Interest Expense

in millions	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Cash interest expense	$41	$48	$81	$99
Losses on notes repurchased	—	3	—	6
Non-cash interest expense	11	12	20	24
Total Interest Expense	$52	$63	$101	$129
Second quarter – Fiscal 2012 vs Fiscal 2011

•
Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due primarily to lower average weekly indebtedness of approximately 11%.

•
Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on our revolving credit facility, the 10.5% Senior Notes due 2014 (2014 Notes), as well as the accretion of the debt discount on the 3.25% Convertible Senior Notes due 2013 (2013 Notes) and 2014 Notes.

Six months – Fiscal 2012 vs Fiscal 2011

•
Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due primarily to lower average weekly indebtedness of approximately 12%.

•
Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on our revolving credit facility, the 2014 Notes, as well as the accretion of the debt discount on the 2013 Notes and 2014 Notes.

Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	$(2)	$2	$(14)	$(8)
Six months of fiscal 2012

•	Includes $8 million of equity earnings in joint ventures and $6 million in net foreign currency exchange gains.
Six months of fiscal 2011

•	Includes $11 million gain related to a sale of interests in an equity method investment.

Effective Tax Rate

Three Months Ended		Six Months Ended
March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
35.3%	34.9%	35.5%	34.3%
Second quarter and six months of fiscal 2012– The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction;

•	losses in foreign jurisdictions and related valuation allowances; and

•	the reduction of valuation allowances related to state net operating loss and credit carryforwards.
Second quarter and six months of fiscal 2011 – The effective tax rate was impacted by:

•	state income taxes;

•	losses in foreign jurisdictions and related valuation allowances;

•	the domestic production deduction;

•	general business credits;

•	adjustments to uncertain tax positions due to tax audit resolutions; and

•	the reduction of certain valuation allowances.

Segment Results
We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment income.

in millions	Sales
	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Chicken	$2,911	$2,739	$5,673	$5,358
Beef	3,369	3,333	6,836	6,518
Pork	1,372	1,384	2,847	2,622
Prepared Foods	807	778	1,668	1,584
Other	46	25	100	33
Intersegment Sales	(237)	(259)	(527)	(500)
Total	$8,268	$8,000	$16,597	$15,615

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Chicken	$145	$37	$177	$218
Beef	(1)	94	30	210
Pork	115	146	280	323
Prepared Foods	44	31	95	59
Other	(1)	(5)	(2)	(9)
Total	$302	$303	$580	$801

Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	March 31, 2012	April 2, 2011	Change	March 31, 2012	April 2, 2011	Change
Sales	$2,911	$2,739	$172	$5,673	$5,358	$315
Sales Volume Change			(1.6)%			(3.4)%
Average Sales Price Change			8.0%			9.6%
Operating Income	$145	$37	$108	$177	$218	$(41)
Operating Margin	5.0%	1.4%		3.1%	4.1%
Second quarter and six months – Fiscal 2012 vs Fiscal 2011

•	Sales and Operating Income –

•
Sales Volume – The decrease in sales volumes in the second quarter and six months of fiscal 2012 was primarily attributable to a decrease in domestic production pounds as a result of balancing our supply with forecasted customer demand, partially offset by increases in international sales volumes and open-market meat purchases.

•	Average Sales Price – The increase in average sales price is primarily due to mix changes and price increases associated with reduced industry supply and increased input costs.

•
Operating Income – Operating income was positively impacted by increases in average sale price, improved mix and operational improvements. These increases were partially offset by increased grain and feed ingredients costs of $65 million and $285 million for the second quarter and six months of fiscal 2012, respectively. Increases in other growout operating costs of $23 million and $53 million also negatively impacted operating income for the second quarter and six months of fiscal 2012, respectively.

•
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to grain and energy purchases. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2012	$(3)	$(6)
2011	23	74
Decline in operating results	$(26)	$(80)
Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	March 31, 2012	April 2, 2011	Change	March 31, 2012	April 2, 2011	Change
Sales	$3,369	$3,333	$36	$6,836	$6,518	$318
Sales Volume Change			(10.7)%			(9.6)%
Average Sales Price Change			13.2%			16.0%
Operating Income (Loss)	$(1)	$94	$(95)	$30	$210	$(180)
Operating Margin	—%	2.8%		0.4%	3.2%
Second quarter and six months – Fiscal 2012 vs Fiscal 2011

•	Sales and Operating Income –

•
Average sales price increased due to price increases associated with increased livestock costs. Sales volumes decreased due to a reduction in live cattle processed and outside tallow purchases. Operating income decreased in the second quarter and six months of fiscal 2012 from the result of volatile market conditions and reduced demand for beef products, which made it difficult to pass along increased input costs, as well as lower sales volumes and increased employee-related operating costs.

•
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live cattle. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2012	$2	$8
2011	(30)	(39)
Improvement in operating results	$32	$47

Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	March 31, 2012	April 2, 2011	Change	March 31, 2012	April 2, 2011	Change
Sales	$1,372	$1,384	$(12)	$2,847	$2,622	$225
Sales Volume Change			(0.1)%			1.2%
Average Sales Price Change			(0.8)%			7.3%
Operating Income	$115	$146	$(31)	$280	$323	$(43)
Operating Margin	8.4%	10.5%		9.8%	12.3%
Second quarter and six months – Fiscal 2012 vs Fiscal 2011

•	Sales and Operating Income –

•
Average sales price decreased slightly for the second quarter of fiscal 2012. Average sales price increased for the six months of fiscal 2012 due to price increases associated with increased livestock costs. We maintained strong operating income by maximizing our revenues relative to the live hog markets, partially attributable to strong export sales and operational and mix performance.

•
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live hogs. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2012	$22	$33
2011	(22)	(9)
Improvement in operating results	$44	$42
Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	March 31, 2012	April 2, 2011	Change	March 31, 2012	April 2, 2011	Change
Sales	$807	$778	$29	$1,668	$1,584	$84
Sales Volume Change			(1.2)%			(1.3)%
Average Sales Price Change			4.9%			6.7%
Operating Income	$44	$31	$13	$95	$59	$36
Operating Margin	5.5%	4.0%		5.7%	3.7%
Second quarter and six months – Fiscal 2012 vs Fiscal 2011

•
Sales and Operating Income – We increased operating income, despite lower sales volumes and higher raw material costs of $5 million and $41 million for the second quarter and six months of fiscal 2012, respectively, due to mix changes and increased average sales prices. Additionally, input costs were less volatile in the second quarter and six months of fiscal 2012 as compared to same periods in fiscal 2011. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. However, there is a lag time for price increases to take effect, which is what we experienced during fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES
Our cash needs for working capital, capital expenditures, growth opportunities, the repurchases of senior notes and share repurchases are expected to be met with current cash on hand, cash flows provided by operating activities, or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our current credit arrangements; and overall market conditions.
Cash Flows from Operating Activities

in millions	Six Months Ended
	March 31, 2012	April 2, 2011
Net income	$322	$450
Non-cash items in net income:
Depreciation and amortization	245	256
Deferred income taxes	53	60
Other, net	41	40
Changes in working capital	(207)	(603)
Net cash provided by operating activities	$454	$203
Cash flows associated with changes in working capital for the six months ended:

•
March 31, 2012 – Decreased primarily due to a higher inventory balance and decreases in accounts payable and accrued salaries, wages and benefits, partially offset by a decrease in accounts receivable balance.

•	April 2, 2011 – Decreased primarily due to higher inventory and accounts receivable balances and a decrease in accrued salaries, wages and benefits.
Cash Flows from Investing Activities

in millions	Six Months Ended
	March 31, 2012	April 2, 2011
Additions to property, plant and equipment	$(344)	$(319)
(Purchases of)/Proceeds from marketable securities, net	(12)	(80)
Proceeds from notes receivable	—	51
Other, net	17	25
Net cash used for investing activities	$(339)	$(323)

•	Additions to property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.

•
Capital spending for fiscal 2012 is expected to be approximately $800-$850 million, and includes spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our foreign operations.

•	Purchase of marketable securities in the six months of fiscal 2011 includes $79 million related to the funding of deferred compensation plans.

•	Proceeds from notes receivable in the six months of fiscal 2011 totaling $51 million related to the collection of notes receivable in conjunction with a sale of a business operation in fiscal 2009.

Cash Flows from Financing Activities

in millions	Six Months Ended
	March 31, 2012	April 2, 2011
Payments on debt	$(41)	$(65)
Net proceeds from borrowings	56	—
Purchases of Tyson Class A common stock	(128)	(21)
Dividends	(29)	(30)
Other, net	29	45
Net cash used for financing activities	$(113)	$(71)

•
During the six months of fiscal 2012, we received proceeds of $50 million and paid $39 million related to borrowings at our foreign operations. Total debt related to our foreign operations was $110 million at March 31, 2012 ($66 million current, $44 million long-term).

•	During the six months of fiscal 2011, we bought back $58 million of 7.35% Notes due April 2016 (2016 Notes).

•	Purchases of Tyson Class A common stock include:

•	$105 million for shares repurchased pursuant to our previously announced share repurchase program during the six months ended March 31, 2012; and

•	$23 million and $21 million for shares repurchased to fund certain obligations under our equity compensation plans during the six months ended March 31, 2012, and April 2, 2011, respectively.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$723
Revolving credit facility	February 2016	$1,000	$45	$—	$955
Total liquidity					$1,678

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of workers’ compensation insurance programs and derivative activities.

•
Our 2013 Notes may be converted early during any fiscal quarter in the event our Class A stock trades at or above $21.96 for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. In this event, the note holders may require us to pay outstanding principal in cash, which totaled $458 million at March 31, 2012. Any conversion premium would be paid in shares of Class A stock. The conditions for early conversion were not met in our second quarter of fiscal 2012, and thus, the notes may not be converted in our third quarter of fiscal 2012. Should the conditions for early conversion be satisfied in future quarters, and the holders exercised their early conversion option, we would use current cash on hand and cash flow from operations for principal payments.

•	We do not have any significant scheduled maturities of debt coming due until October 2013 when the 2013 Notes are scheduled to mature.

•	Our current ratio was 2.19 to 1 and 2.01 to 1 at March 31, 2012, and October 1, 2011, respectively.

Capital Resources
Revolving Credit Facility
Cash flows from operating activities and current cash on hand are our primary source of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of March 31, 2012, we had outstanding letters of credit totaling $45 million issued under this facility, none of which were drawn upon, which left $955 million available for borrowing. Our revolving credit facility is funded by a syndicate of 38 banks, with commitments ranging from $3 million to $90 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At March 31, 2012, and October 1, 2011, the ratio of our debt-to-total capitalization was 27.2% and 27.7%, respectively. For the purpose of this calculation, debt is defined as the sum of current and long-term debt. Total capitalization is defined as debt plus Total Shareholders’ Equity.
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
We were in compliance with all debt covenants at March 31, 2012.
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
Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of March 31, 2012, and October 1, 2011, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	March 31, 2012	October 1, 2011
Livestock:
Cattle	$17	$34
Hogs	31	57
Grain	10	11
Interest Rate Risk: At March 31, 2012, we had variable rate debt of $228 million with a weighted average interest rate of 4.4%. A hypothetical 10% increase in interest rates effective at March 31, 2012, and October 1, 2011, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At March 31, 2012, we had fixed-rate debt of $2.0 billion with a weighted average interest rate of 9.2%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $10 million at March 31, 2012, and $5 million at October 1, 2011. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
Foreign Currency Risk: We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at March 31, 2012, and October 1, 2011, related to the foreign exchange forward and option contracts would have a $12 million and $18 million impact, respectively, on pretax income. In the future, we may enter into more foreign exchange forward and option contracts as a result of growth in our international operations.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2011 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2011 Annual Report.

Item 4.	Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.
In the second quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 1, 2012 to Jan. 28, 2012	182,285		$20.16	—		11,041,738
Jan. 29, 2012 to Mar. 3, 2012	3,733,479		19.01	3,625,400		7,416,338
Mar. 4, 2012 to Mar. 31, 2012	172,621		19.43	56,484		7,359,854
Total	4,088,385	(2)	$19.08	3,681,884	(3)	7,359,854

(1)
On February 7, 2003, we announced our Board of Directors approved a program to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The program has no fixed or scheduled termination date. On May 3, 2012, our Board of Directors approved an increase of 35 million shares authorized for repurchase under this program.

(2)
We purchased 406,501 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 344,990 shares purchased in open market transactions and 61,511 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
On May 3, 2012, our Board of Directors approved an increase of 35 million shares of Class A common stock authorized for repurchase under a program originally activated on February 7, 2003. After this increase, total authorization under this program totaled 60 million shares. As of May 7, 2012, 42.4 million shares remain available for repurchase.
The program permits the Company to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate the Company to make any repurchases at any specific time or situation. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, liquidity targets, the Company's debt obligations, and regulatory requirements.
The program may be suspended or discontinued any time.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 7, 2012	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: May 7, 2012	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and Chief Accounting Officer