Form 10-Q
period 2012-06-30
TYSON FOODS INC
filed 2012-08-06
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2012.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	291,923,813
Class B Common Stock, $0.10 Par Value (Class B stock)	70,015,755

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Sales	$8,308	$8,247	$24,905	$23,862
Cost of Sales	7,746	7,716	23,315	22,054
Gross Profit	562	531	1,590	1,808
Selling, General and Administrative	226	219	674	695
Operating Income	336	312	916	1,113
Other (Income) Expense:
Interest income	(2)	(2)	(9)	(8)
Interest expense	215	58	316	187
Other, net	(3)	(7)	(17)	(15)
Total Other (Income) Expense	210	49	290	164
Income before Income Taxes	126	263	626	949
Income Tax Expense	53	75	231	311
Net Income	73	188	395	638
Less: Net Loss Attributable to Noncontrolling Interest	(3)	(8)	(3)	(15)
Net Income Attributable to Tyson	$76	$196	$398	$653
Weighted Average Shares Outstanding:
Class A Basic	291	304	294	305
Class B Basic	70	70	70	70
Diluted	369	383	373	382
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.21	$0.53	$1.11	$1.77
Class B Basic	$0.19	$0.48	$1.00	$1.60
Diluted	$0.21	$0.51	$1.07	$1.71
Cash Dividends Per Share:
Class A	$0.040	$0.040	$0.120	$0.120
Class B	$0.036	$0.036	$0.108	$0.108
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 30, 2012	October 1, 2011
Assets
Current Assets:
Cash and cash equivalents	$828	$716
Accounts receivable, net	1,350	1,321
Inventories	2,672	2,587
Other current assets	155	156
Total Current Assets	5,005	4,780
Net Property, Plant and Equipment	3,992	3,823
Goodwill	1,891	1,892
Intangible Assets	136	149
Other Assets	437	427
Total Assets	$11,461	$11,071

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$119	$70
Accounts payable	1,189	1,264
Other current liabilities	913	1,040
Total Current Liabilities	2,221	2,374
Long-Term Debt	2,345	2,112
Deferred Income Taxes	473	424
Other Liabilities	517	476
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,271	2,261
Retained earnings	4,155	3,801
Accumulated other comprehensive loss	(73)	(79)
Treasury stock, at cost – 30 million shares at June 30, 2012, and 22 million shares at October 1, 2011	(521)	(365)
Total Tyson Shareholders’ Equity	5,871	5,657
Noncontrolling Interest	34	28
Total Shareholders’ Equity	5,905	5,685
Total Liabilities and Shareholders’ Equity	$11,461	$11,071
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 30, 2012	July 2, 2011
Cash Flows From Operating Activities:
Net income	$395	$638
Depreciation and amortization	369	384
Deferred income taxes	75	51
Loss on early extinguishment of debt	167	—
Other, net	(1)	34
Net changes in working capital	(286)	(421)
Cash Provided by Operating Activities	719	686
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(530)	(469)
Purchases of marketable securities	(45)	(121)
Proceeds from sale of marketable securities	36	42
Proceeds from notes receivable	—	51
Other, net	19	26
Cash Used for Investing Activities	(520)	(471)
Cash Flows From Financing Activities:
Payments on debt	(919)	(197)
Net proceeds from borrowings	1,082	83
Purchases of Tyson Class A common stock	(209)	(110)
Dividends	(44)	(45)
Other, net	6	52
Cash Used for Financing Activities	(84)	(217)
Effect of Exchange Rate Change on Cash	(3)	5
Increase in Cash and Cash Equivalents	112	3
Cash and Cash Equivalents at Beginning of Year	716	978
Cash and Cash Equivalents at End of Period	$828	$981
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of June 30, 2012, and the results of operations for the three and nine months ended June 30, 2012, and July 2, 2011, and cash flows for the nine months ended June 30, 2012 and July 2, 2011. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
CONSOLIDATION
The consolidated condensed financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries over which we exercise control and, when applicable, entities for which we have a controlling financial interest or are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity for which we consolidate as we are the primary beneficiary. At June 30, 2012, Dynamic Fuels had $181 million of total assets, of which $147 million was net property, plant and equipment, and $119 million of total liabilities, of which $100 million was long-term debt. At October 1, 2011, Dynamic Fuels had $170 million of total assets, of which $144 million was net property, plant and equipment, and $116 million of total liabilities, of which $100 million was long-term debt.
SHARE REPURCHASES
A summary of cumulative share repurchases of our Class A common stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	3.9	$75	4.4	$80	9.3	$180	4.4	$80
To fund certain obligations under equity compensation plans	0.4	6	0.5	9	1.6	29	1.7	30
Total share repurchases	4.3	$81	4.9	$89	10.9	$209	6.1	$110
In May 2012, our Board of Directors approved an increase of 35 million shares authorized for repurchase under our share repurchase program. As of of June 30, 2012, 38.4 million shares remained available for repurchase. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements.
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
In July 2012, the FASB issued guidance amending the way companies test for indefinite-lived intangible asset impairment, allowing the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. This guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. We will adopt the guidance in connection with our annual indefinite-lived intangible assets impairment test in the fourth quarter of fiscal 2012. We do not expect the adoption will have a significant impact on our consolidated condensed financial statements.
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

	June 30, 2012	October 1, 2011
Processed products:
Weighted-average method – chicken and prepared foods	$746	$715
First-in, first-out method – beef and pork	629	581
Livestock – first-in, first-out method	917	928
Supplies and other – weighted-average method	380	363
Total inventories	$2,672	$2,587
NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	June 30, 2012	October 1, 2011
Land	$98	$95
Buildings and leasehold improvements	2,786	2,698
Machinery and equipment	5,020	4,897
Land improvements and other	399	386
Buildings and equipment under construction	501	446
	8,804	8,522
Less accumulated depreciation	4,812	4,699
Net property, plant and equipment	$3,992	$3,823

NOTE 4: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	June 30, 2012	October 1, 2011
Accrued salaries, wages and benefits	$362	$407
Self-insurance reserves	285	298
Other	266	335
Total other current liabilities	$913	$1,040
NOTE 5: DEBT
The major components of debt are as follows (in millions):

	June 30, 2012	October 1, 2011
Revolving credit facility	$—	$—
Senior notes:
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	20	810
6.60% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
4.50% Senior notes due June 2022 (2022 Notes)	1,000	—
7.00% Notes due January 2028	18	18
Discount on senior notes	(33)	(76)
GO Zone tax-exempt bonds due October 2033 (0.18% at 6/30/2012)	100	100
Other	143	114
Total debt	2,464	2,182
Less current debt	119	70
Total long-term debt	$2,345	$2,112
Revolving Credit Facility
We have a $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. This facility is fully and unconditionally guaranteed by substantially all of our domestic subsidiaries. The facility will mature and the commitments thereunder will terminate in February 2016.
After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing under this facility at June 30, 2012, was $961 million. At June 30, 2012, we had outstanding letters of credit issued under this facility totaling $39 million, none of which were drawn upon. We had an additional $150 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.
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

On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of June 30, 2012, none of the conditions permitting conversion of the 2013 Notes had been satisfied.
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
2014 Notes
In June 2012, we commenced a cash tender offer to purchase any and all of the outstanding 2014 Notes. Upon completion of the tender offer, we repurchased $790 million principal amount of the 2014 Notes. We incurred a loss of $167 million related to the early extinguishment of the 2014 Notes, which was recorded in Interest expense in the Consolidated Condensed Statements of Income for the three and nine months ended June 30, 2012.
Subsequent to the settlement of the tender offer, we called for redemption the remaining aggregate principal amount of the 2014 Notes not validly tendered or otherwise repurchased. In July 2012, we redeemed all of the remaining 2014 Notes.
2016 Notes
The 2016 Notes carried an interest rate at issuance of 6.60%, with an interest step up feature dependent on their credit rating. On February 24, 2011, Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), upgraded the credit rating of these notes from “BB+” to “BBB-.” On March 29, 2011, Moody’s Investors Service, Inc. (Moody’s) upgraded the credit rating of these notes from “Ba2” to “Ba1." These upgrades decreased the interest rate on the 2016 Notes from 7.35% to 6.85%, effective beginning with the six-month interest payment due April 1, 2011.
On June 7, 2012, Moody's upgraded the credit rating of these notes from "Ba1" to "Baa3." This upgrade decreased the interest rate on the 2016 Notes from 6.85% to 6.60%, effective beginning with the six-month interest payment due October 1, 2012.

2022 Notes
In June 2012, we issued $1.0 billion of senior unsecured notes, which will mature in June 2022. The 2022 Notes carry a 4.50% interest rate, with interest payments due semi-annually on June 15 and December 15. After the original issue discount of $5 million, based on an issue price of 99.458%, we received net proceeds of $995 million. In addition, we incurred offering expenses of $9 million. We used the net proceeds towards the repurchase and redemption of the 2014 Notes, including the payments of accrued interest and related premiums, and general corporate purposes.
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
Debt Covenants
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of our capital stock; amend material documents; change the nature of our business; make certain payments of debt; engage in certain transactions with affiliates; and enter into sale/leaseback or hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios.
Our 2022 Notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at June 30, 2012.
NOTE 6: INCOME TAXES
The effective tax rate was 42.4% and 28.7% for the third quarter of fiscal years 2012 and 2011, respectively. The effective tax rate was 36.9% and 32.8% for the nine months of fiscal years 2012 and 2011, respectively. The effective tax rate for the third quarter and nine months of fiscal 2012 was impacted by such items as the domestic production deduction, state income taxes and losses in foreign jurisdictions and related valuation allowances.
Unrecognized tax benefits were $175 million and $174 million at June 30, 2012, and October 1, 2011, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $157 million and $155 million at June 30, 2012, and October 1, 2011, respectively.
We classify interest and penalties on unrecognized tax benefits as income tax expense. At June 30, 2012, and October 1, 2011, before tax benefits, we had $59 million and $58 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
We are subject to income tax examinations for U.S. federal income taxes for fiscal years 2003 through 2011, and for foreign, state and local income taxes for fiscal years 2001 through 2011. During the next twelve months, it is reasonably possible the amount of unrecognized tax benefits could change by approximately $10 million due to audit settlements and the expiration of statutes of limitations in various jurisdictions.
NOTE 7: OTHER INCOME AND CHARGES
During the nine months of fiscal 2012, we recorded $11 million of equity earnings in joint ventures and $4 million in net foreign currency exchange gains, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the nine months of fiscal 2011, we recorded an $11 million gain related to a sale of interests in an equity method investment. This gain was recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 8: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Numerator:
Net income	$73	$188	$395	$638
Less: Net loss attributable to noncontrolling interest	(3)	(8)	(3)	(15)
Net income attributable to Tyson	76	196	398	653
Less Dividends:
Class A ($0.040/share/quarter)	12	12	36	37
Class B ($0.036/share/quarter)	3	3	8	8
Undistributed earnings	$61	$181	$354	$608

Class A undistributed earnings	$50	$150	$292	$504
Class B undistributed earnings	11	31	62	104
Total undistributed earnings	$61	$181	$354	$608
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	291	304	294	305
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	6	5	6
Convertible 2013 Notes	3	3	4	1
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	369	383	373	382
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.21	$0.53	$1.11	$1.77
Class B Basic	$0.19	$0.48	$1.00	$1.60
Diluted	$0.21	$0.51	$1.07	$1.71
Approximately 4 million of our stock-based compensation shares were antidilutive for both the three and nine months ended June 30, 2012, and approximately 4 million of our stock-based compensation shares were antidilutive for both the three and nine months ended July 2, 2011. These shares were not included in the dilutive earnings per share calculation.
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

Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at June 30, 2012.
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
Cash flow hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and nine months ended June 30, 2012, and July 2, 2011.
We had the following aggregated notionals of outstanding forward and option contracts accounted for as cash flow hedges (in millions, except soy meal tons):

	Metric	June 30, 2012	October 1, 2011
Commodity:
Corn	Bushels	7	6
Soy meal	Tons	53,800	82,300
Foreign Currency	United States dollar	$96	$75
As of June 30, 2012, the net amounts expected to be reclassified into earnings within the next 12 months are pretax gains of $7 million related to grain. Pretax losses expected to be reclassified into earnings within the next 12 months related to foreign currency are not significant as of June 30, 2012. During the three and nine months ended June 30, 2012, and July 2, 2011, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$7	$(23)	Cost of Sales	$1	$5
Foreign exchange contracts	1	(1)	Other Income/Expense	(1)	—
Total	$8	$(24)		$—	$5

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Nine Months Ended			Nine Months Ended
	June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$13	$5	Cost of Sales	$(15)	$31
Foreign exchange contracts	(6)	(1)	Other Income/Expense	4	—
Total	$7	$4		$(11)	$31
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

	Metric	June 30, 2012	October 1, 2011
Commodity:
Live Cattle	Pounds	445	318
Lean Hogs	Pounds	567	601
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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
		June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Gain/(Loss) on forwards	Cost of Sales	$32	$(19)	$32	$(63)
Gain/(Loss) on purchase contract	Cost of Sales	(32)	19	(32)	63
Ineffectiveness related to our fair value hedges was not significant for the three and nine months ended June 30, 2012, and July 2, 2011.

Foreign net investment hedges
We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Condensed Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant for the three and nine months ended June 30, 2012, and July 2, 2011. At June 30, 2012, and October 1, 2011, we had $27 million and $35 million aggregate outstanding notionals related to our forward foreign currency contracts accounted for as foreign net investment hedges.
The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$1	$(1)	Other Income/Expense	$—	$—

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Nine Months Ended			Nine Months Ended
	June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$(1)	$(4)	Other Income/Expense	$—	$—
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

We had the following aggregate outstanding notionals related to our undesignated positions (in millions, except soy meal tons) :

	Metric	June 30, 2012	October 1, 2011
Commodity:
Corn	Bushels	10	17
Soy Meal	Tons	16,600	174,600
Soy Oil	Pounds	8	13
Live Cattle	Pounds	8	72
Lean Hogs	Pounds	118	19
Foreign Currency	United States dollars	$111	$110
Interest Rate	Average monthly notional debt	$31	$39
The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain/(Loss) Recognized in Earnings		Gain/(Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$3	$(15)	$(6)	$16
Commodity contracts	Cost of Sales	(22)	21	36	32
Foreign exchange contracts	Other Income/Expense	—	(1)	—	(8)
Total		$(19)	$5	$30	$40
The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	June 30, 2012	October 1, 2011
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$21	$3
Foreign exchange contracts	3	12
Total derivative assets – designated	24	15
Derivatives not designated as hedging instruments:
Commodity contracts	49	21
Foreign exchange contracts	—	5
Total derivative assets – not designated	49	26

Total derivative assets	$73	$41
Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$4	$41
Derivatives not designated as hedging instruments:
Commodity contracts	100	121
Foreign exchange contracts	1	1
Interest rate contracts	1	2
Total derivative liabilities – not designated	102	124

Total derivative liabilities	$106	$165
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

June 30, 2012	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$70	$—	$(68)	$2
Foreign Exchange Forward Contracts	—	3	—	(1)	2
Available for Sale Securities:
Debt securities	—	28	82	—	110
Equity securities	6	—	—	—	6
Deferred Compensation Assets	28	146	—	—	174
Total Assets	$34	$247	$82	$(69)	$294
Liabilities:
Commodity Derivatives	$—	$104	$—	$(99)	$5
Foreign Exchange Forward Contracts	—	1	—	(1)	—
Interest Rate Swap	—	1	—	—	1
Total Liabilities	$—	$106	$—	$(100)	$6

October 1, 2011	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$24	$—	$(21)	$3
Foreign Exchange Forward Contracts	—	17	—	(2)	15
Available for Sale Securities:
Debt securities	—	34	83	—	117
Equity securities	7	—	—	—	7
Deferred Compensation Assets	28	122	—	—	150
Total Assets	$35	$197	$83	$(23)	$292
Liabilities:
Commodity Derivatives	$—	$162	$—	$(135)	$27
Foreign Exchange Forward Contracts	—	1	—	(1)	—
Interest Rate Swap	—	2	—	—	2
Total Liabilities	$—	$165	$—	$(136)	$29

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2012, and October 1, 2011, we had posted with various counterparties $31 million and $113 million, respectively, of cash collateral and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	June 30, 2012	July 2, 2011
Balance at beginning of year	$83	$73
Total realized and unrealized gains (losses):
Included in earnings	1	—
Included in other comprehensive income (loss)	(1)	—
Purchases	20	16
Issuances	—	—
Settlements	(21)	(15)
Balance at end of period	$82	$74
Total gains (losses) for the nine-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
Additionally, we have eight million shares of Syntroleum Corporation common stock and 4.25 million warrants, which expire in June 2015, to purchase an equivalent amount of Syntroleum Corporation common stock at an average price of $2.87. We record the shares and warrants in Other Assets in the Consolidated Condensed Balance Sheets at fair value based on quoted market prices. We classify the shares as Level 1 as the fair value is based on unadjusted quoted prices available in active markets. We classify the warrants as Level 2 as fair value can be corroborated based on observable market data.

(in millions)	June 30, 2012			October 1, 2011
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$27	$28	$1	$33	$34	$1
Corporate and Asset-Backed (a)	62	63	1	54	56	2
Redeemable Preferred Stock	19	19	—	27	27	—
Equity Securities:
Common Stock	9	6	(3)	9	7	(2)

(a)
At June 30, 2012, and October 1, 2011, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $2 million and $3 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairments in earnings for the three and nine months ending June 30, 2012, and July 2, 2011. No other than temporary losses were deferred in OCI as of June 30, 2012, and October 1, 2011.
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and nine months ended June 30, 2012, and July 2, 2011.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	June 30, 2012		October 1, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,595	$2,464	$2,334	$2,182

NOTE 11: COMPREHENSIVE INCOME
The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$73	$188	$395	$638
Other comprehensive income (loss), net of tax:
Net hedging unrealized (gain) loss reclassified to earnings	—	(3)	7	(20)
Net hedging unrealized gain (loss)	5	(15)	4	(1)
Unrealized loss on investments	(1)	(4)	—	(4)
Currency translation adjustment	(38)	18	(8)	37
Postretirement benefits reserve adjustments	1	—	3	1
Total comprehensive income	40	184	401	651
Comprehensive loss attributable to noncontrolling interest	—	(8)	—	(15)
Total comprehensive income attributable to Tyson	$40	$192	$401	$666
The related tax effects allocated to the components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Income tax expense (benefit):
Net hedging unrealized (gain) loss reclassified to earnings	$—	$(2)	$4	$(11)
Net hedging unrealized gain (loss)	3	(9)	3	5
Unrealized loss on investments	(1)	(2)	—	(2)
Currency translation adjustment	—	(1)	—	(1)
Postretirement benefits reserve adjustments	—	1	—	1
Total income tax expense	$2	$(13)	$7	$(8)

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
The results from Dynamic Fuels are included in Other.
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended			Nine Months Ended
	June 30, 2012		July 2, 2011	June 30, 2012		July 2, 2011
Sales:
Chicken	$2,902		$2,800	$8,575		$8,158
Beef	3,487		3,515	10,323		10,033
Pork	1,344		1,408	4,191		4,030
Prepared Foods	764		804	2,432		2,388
Other	24		30	124		63
Intersegment Sales	(213)		(310)	(740)		(810)
Total Sales	$8,308		$8,247	$24,905		$23,862
Operating Income (Loss):
Chicken	$153		$28	$330		$246
Beef	71		140	101		350
Pork	69		124	349		447
Prepared Foods	47		30	142		89
Other	(4)		(10)	(6)		(19)
Total Operating Income	336		312	916		1,113

Total Other (Income) Expense	210	(a)	49	290	(a)	164	(b)

Income before Income Taxes	$126		$263	$626		$949

(a)	Includes $167 million charge related to the early extinguishment of debt.

(b)	Includes $11 million gain related to a sale of interests in an equity method investment.

The Beef segment had sales of $49 million and $107 million in the third quarter of fiscal years 2012 and 2011, respectively, and sales of $162 million and $208 million in the nine months of fiscal years 2012 and 2011, respectively, from transactions with other operating segments of the Company and Dynamic Fuels. The Pork segment had sales of $164 million and $203 million in the third quarter of fiscal years 2012 and 2011, respectively, and sales of $578 million and $602 million in the nine months of fiscal 2012 and 2011, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
NOTE 13: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, which consist primarily of a lease and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of June 30, 2012, was $76 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next seven years. The maximum potential amount of the residual value guarantees is $60 million, of which $54 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At June 30, 2012, and October 1, 2011, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of June 30, 2012, was approximately $260 million. The total receivables under these programs were $21 million and $28 million at June 30, 2012, and October 1, 2011, respectively, and are included, net of allowance for uncollectible amounts, in Accounts Receivable and Other Assets at June 30, 2012, and October 1, 2011, respectively, in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $9 million and $10 million at June 30, 2012, and October 1, 2011, respectively.
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

•
After a trial in the Garcia case, which involved the Garden City, Kansas facility, a jury verdict in favor of the plaintiffs was entered on March 17, 2011. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $503,011. Plaintiffs’ counsel has filed an application for attorneys’ fees and expenses in the amount of $3,475,422. We contested the application and are currently evaluating our appeal options.

•
A jury trial was held in the Lopez case, which involved the Lexington, NE beef plant, and resulted in a jury verdict in favor of Tyson. Judgment was entered and the complaint was dismissed with prejudice on May 26, 2011. Plaintiffs filed an appeal with the Eighth Circuit Court of Appeals on June 16, 2011, and oral arguments were held on May 16, 2012.

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
We have pending one wage and hour action involving our Tyson Prepared Foods plant located in Jefferson, Wisconsin (Weissman, et al. v. Tyson Prepared Foods, Inc., Jefferson County (Wisconsin) Circuit Court, October 20, 2010). The plaintiffs allege that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and the associated time it takes to walk to and from their workstations post-donning and pre-doffing of protective and sanitary clothing. Six named plaintiffs seek to act as state law class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs. On May 16, 2011, the plaintiffs filed a motion to certify a state law class of all hourly employees who have worked at the Jefferson plant from October 20, 2008, to the present. We have filed motions for summary judgment seeking dismissal of the claims, or, in the alternative, to limit the claims made for non-compensable clothes changing activities, the hearing for which is set for August 13, 2012. The parties attended pre-trial mediation on May 30, 2012; however, the parties were unable to resolve the claims. The trial date has not been set.

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

NOTE 14: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Tyson Fresh Meats, Inc. (TFM Parent), our wholly-owned subsidiary, has fully and unconditionally guaranteed the 2016 Notes. Prior to guarantee suspension conditions being met in June 2012, TFM Parent and substantially all of our wholly-owned domestic subsidiaries fully guaranteed the 2014 Notes. The 2022 Notes were issued with guarantees from TFM Parent and substantially all of our wholly-owned domestic subsidiaries. Each guarantee will be permanently released upon the release of such guarantee from both, (i) Tyson's $1.0 billion revolving credit facility, and (ii) the 2014 Notes and 2016 Notes. In the event the 2014 Notes are rated equal to or higher than "BBB-" and "Baa3" by S&P and Moody’s, respectively, the guarantees will be suspended. Following a suspension of the guarantees, if the 2014 Notes are rated lower than "BBB-" or "Baa3" by S&P or Moody’s, respectively, the guarantees will be reinstated. As of June 30, 2012, the 2014 Notes were rated "BBB-" and "Baa3" by S&P and Moody’s, respectively; therefore, the condition for suspension of the guarantees had been met. In July, 2012, the 2014 Notes were fully extinguished.
The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); TFM Parent; the other 2014 Notes and 2022 Notes' guarantor subsidiaries (Guarantors) on a combined basis; the elimination entries necessary to reflect TFM Parent and the Guarantors, which collectively represent the 2014 Notes and 2022 Notes' total guarantor subsidiaries (2014 and 2022 Guarantors), on a combined basis; the 2014 Notes and 2022 Notes' non-guarantor subsidiaries (Non-Guarantors) on a combined basis; the elimination entries necessary to consolidate TFI Parent, the 2014 and 2022 Guarantors and the Non-Guarantors; and Tyson Foods, Inc. on a consolidated basis, and is provided as an alternative to providing separate financial statements for the guarantor(s).

Condensed Consolidating Statement of Income for the three months ended June 30, 2012							in millions
		2014 and 2022 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Sales	$140	$4,711	$3,420	$(228)	$7,903	$392	$(127)	$8,308
Cost of Sales	19	4,536	3,164	(222)	7,478	382	(133)	7,746
Gross Profit	121	175	256	(6)	425	10	6	562
Selling, General and Administrative	5	49	150	(6)	193	22	6	226
Operating Income	116	126	106	—	232	(12)	—	336
Other (Income) Expense:
Interest expense, net	50	70	94	—	164	(1)	—	213
Other, net	1	—	(3)	—	(3)	(1)	—	(3)
Equity in net earnings of subsidiaries	(34)	—	21	(5)	16	(3)	21	—
Total Other (Income) Expense	17	70	112	(5)	177	(5)	21	210
Income (Loss) before Income Taxes	99	56	(6)	5	55	(7)	(21)	126
Income Tax Expense	23	19	4	—	23	7	—	53
Net Income (Loss)	76	37	(10)	5	32	(14)	(21)	73
Less: Net Loss Attributable to Noncontrolling Interest	—	—	—	—	—	(3)	—	(3)
Net Income (Loss) Attributable to Tyson	$76	$37	$(10)	$5	$32	$(11)	$(21)	$76

Condensed Consolidating Statement of Income for the three months ended July 2, 2011							in millions
		2014 and 2022 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Sales	$84	$4,817	$3,294	$(266)	$7,845	$395	$(77)	$8,247
Cost of Sales	24	4,520	3,129	(266)	7,383	386	(77)	7,716
Gross Profit	60	297	165	—	462	9	—	531
Selling, General and Administrative	13	52	132	—	184	22	—	219
Operating Income	47	245	33	—	278	(13)	—	312
Other (Income) Expense:
Interest expense, net	(1)	34	24	—	58	(1)	—	56
Other, net	1	—	(8)	—	(8)	—	—	(7)
Equity in net earnings of subsidiaries	(170)	(27)	(11)	25	(13)	(4)	187	—
Total Other (Income) Expense	(170)	7	5	25	37	(5)	187	49
Income (Loss) before Income Taxes	217	238	28	(25)	241	(8)	(187)	263
Income Tax (Benefit) Expense	21	66	6	—	72	(18)	—	75
Net Income (Loss)	196	172	22	(25)	169	10	(187)	188
Less: Net Loss Attributable to Noncontrolling Interest	—	—	—	—	—	(8)	—	(8)
Net Income (Loss) Attributable to Tyson	$196	$172	$22	$(25)	$169	$18	$(187)	$196

Condensed Consolidating Statement of Income for the nine months ended June 30, 2012							in millions
		2014 and 2022 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Sales	$268	$14,172	$10,184	$(733)	$23,623	$1,256	$(242)	$24,905
Cost of Sales	11	13,647	9,465	(733)	22,379	1,165	(240)	23,315
Gross Profit	257	525	719	—	1,244	91	(2)	1,590
Selling, General and Administrative	26	156	428	—	584	66	(2)	674
Operating Income	231	369	291	—	660	25	—	916
Other (Income) Expense:
Interest expense, net	39	126	147	—	273	(5)	—	307
Other, net	1	—	(11)	—	(11)	(7)	—	(17)
Equity in net earnings of subsidiaries	(268)	(55)	21	41	7	(13)	274	—
Total Other (Income) Expense	(228)	71	157	41	269	(25)	274	290
Income (Loss) before Income Taxes	459	298	134	(41)	391	50	(274)	626
Income Tax Expense	61	83	51	—	134	36	—	231
Net Income (Loss)	398	215	83	(41)	257	14	(274)	395
Less: Net Loss Attributable to Noncontrolling Interest	—	—	—	—	—	(3)	—	(3)
Net Income (Loss) Attributable to Tyson	$398	$215	$83	$(41)	$257	$17	$(274)	$398

Condensed Consolidating Statement of Income for the nine months ended July 2, 2011							in millions
		2014 and 2022 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Sales	$199	$13,759	$9,751	$(771)	$22,739	$1,100	$(176)	$23,862
Cost of Sales	(27)	12,847	9,144	(771)	21,220	1,037	(176)	22,054
Gross Profit	226	912	607	—	1,519	63	—	1,808
Selling, General and Administrative	39	159	430	—	589	67	—	695
Operating Income	187	753	177	—	930	(4)	—	1,113
Other (Income) Expense:
Interest expense, net	(28)	117	95	—	212	(5)	—	179
Other, net	(7)	—	(10)	—	(10)	2	—	(15)
Equity in net earnings of subsidiaries	(503)	(78)	(27)	69	(36)	(10)	549	—
Total Other (Income) Expense	(538)	39	58	69	166	(13)	549	164
Income (Loss) before Income Taxes	725	714	119	(69)	764	9	(549)	949
Income Tax (Benefit) Expense	72	212	29	—	241	(2)	—	311
Net Income (Loss)	653	502	90	(69)	523	11	(549)	638
Less: Net Loss Attributable to Noncontrolling Interest	—	—	—	—	—	(15)	—	(15)
Net Income (Loss) Attributable to Tyson	$653	$502	$90	$(69)	$523	$26	$(549)	$653

Condensed Consolidating Balance Sheet as of June 30, 2012							in millions
		2014 and 2022 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$—	$552	$—	$552	$275	$—	$828
Accounts receivable, net	2	543	638	—	1,181	224	(57)	1,350
Inventories	1	946	1,490	—	2,436	235	—	2,672
Other current assets	54	45	111	(25)	131	52	(82)	155
Total Current Assets	58	1,534	2,791	(25)	4,300	786	(139)	5,005
Net Property, Plant and Equipment	35	873	2,502	—	3,375	582	—	3,992
Goodwill	—	881	967	—	1,848	43	—	1,891
Intangible Assets	—	27	46	—	73	63	—	136
Other Assets	1,302	149	128	—	277	296	(1,438)	437
Investment in Subsidiaries	11,687	2,029	878	(1,828)	1,079	333	(13,099)	—
Total Assets	$13,082	$5,493	$7,312	$(1,853)	$10,952	$2,103	$(14,676)	$11,461

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$24	$—	$—	$—	$—	$123	$(28)	$119
Accounts payable	7	507	595	—	1,102	80	—	1,189
Other current liabilities	4,824	142	348	(25)	465	367	(4,743)	913
Total Current Liabilities	4,855	649	943	(25)	1,567	570	(4,771)	2,221
Long-Term Debt	2,208	809	434	—	1,243	256	(1,362)	2,345
Deferred Income Taxes	—	107	385	—	492	5	(24)	473
Other Liabilities	148	142	249	—	391	29	(51)	517

Total Tyson Shareholders’ Equity	5,871	3,786	5,301	(1,828)	7,259	1,209	(8,468)	5,871
Noncontrolling Interest	—	—	—	—	—	34	—	34
Total Shareholders’ Equity	5,871	3,786	5,301	(1,828)	7,259	1,243	(8,468)	5,905
Total Liabilities and Shareholders’ Equity	$13,082	$5,493	$7,312	$(1,853)	$10,952	$2,103	$(14,676)	$11,461

Condensed Consolidating Balance Sheet as of October 1, 2011							in millions
		2014 and 2022 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$1	$414	$—	$415	$300	$—	$716
Accounts receivable, net	1	506	656	—	1,162	157	1	1,321
Inventories	2	926	1,440	—	2,366	219	—	2,587
Other current assets	62	95	102	(133)	64	54	(24)	156
Total Current Assets	66	1,528	2,612	(133)	4,007	730	(23)	4,780
Net Property, Plant and Equipment	37	875	2,369	—	3,244	542	—	3,823
Goodwill	—	881	966	—	1,847	45	—	1,892
Intangible Assets	—	31	49	—	80	69	—	149
Other Assets	2,179	180	147	(15)	312	296	(2,360)	427
Investment in Subsidiaries	11,396	1,923	769	(1,760)	932	319	(12,647)	—
Total Assets	$13,678	$5,418	$6,912	$(1,908)	$10,422	$2,001	$(15,030)	$11,071

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$2	$—	$—	$—	$—	$68	$—	$70
Accounts payable	8	525	648	—	1,173	83	—	1,264
Other current liabilities	5,808	144	442	(133)	453	474	(5,695)	1,040
Total Current Liabilities	5,818	669	1,090	(133)	1,626	625	(5,695)	2,374
Long-Term Debt	1,972	1,198	916	—	2,114	269	(2,243)	2,112
Deferred Income Taxes	—	120	310	(15)	415	9	—	424
Other Liabilities	231	142	191	—	333	29	(117)	476

Total Tyson Shareholders’ Equity	5,657	3,289	4,405	(1,760)	5,934	1,041	(6,975)	5,657
Noncontrolling Interest	—	—	—	—	—	28	—	28
Total Shareholders’ Equity	5,657	3,289	4,405	(1,760)	5,934	1,069	(6,975)	5,685
Total Liabilities and Shareholders’ Equity	$13,678	$5,418	$6,912	$(1,908)	$10,422	$2,001	$(15,030)	$11,071

Condensed Consolidating Statement of Cash Flows for the nine months ended June 30, 2012							in millions
		2014 and 2022 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Cash Provided by (Used for) Operating Activities	$280	$237	$320	$—	$557	$(108)	$(10)	$719
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(78)	(366)	—	(444)	(85)	—	(530)
(Purchases of)/Proceeds from marketable securities, net	—	(7)	(3)	—	(10)	1	—	(9)
Proceeds from notes receivable	—	—	—	—	—	—	—	—
Other, net	2	5	9	—	14	3	—	19
Cash Provided by (Used for) Investing Activities	1	(80)	(360)	—	(440)	(81)	—	(520)
Cash Flows from Financing Activities:
Net change in debt	131	—	—	—	—	32	—	163
Purchases of Tyson Class A common stock	(209)	—	—	—	—	—	—	(209)
Dividends	(44)	—	—	—	—	(10)	10	(44)
Other, net	27	—	(23)	—	(23)	2	—	6
Net change in intercompany balances	(186)	(158)	201	—	43	143	—	—
Cash Provided by (Used for) Financing Activities	(281)	(158)	178	—	20	167	10	(84)
Effect of Exchange Rate Change on Cash	—	—	—	—	—	(3)	—	(3)
Increase (Decrease) in Cash and Cash Equivalents	—	(1)	138	—	137	(25)	—	112
Cash and Cash Equivalents at Beginning of Year	1	1	414	—	415	300	—	716
Cash and Cash Equivalents at End of Period	$1	$—	$552	$—	$552	$275	$—	$828

Condensed Consolidating Statement of Cash Flows for the nine months ended July 2, 2011							in millions
		2014 and 2022 Guarantors
	TFI Parent	TFM Parent	Guar- antors	Elimin- ations	Subtotal	Non- Guar- antors	Elimin- ations	Total
Cash Provided by (Used for) Operating Activities	$169	$479	$84	$—	$563	$(26)	$(20)	$686
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(84)	(316)	—	(400)	(69)	—	(469)
(Purchases of)/Proceeds from marketable securities, net	—	(58)	(21)	—	(79)	—	—	(79)
Proceeds from notes receivable	—	—	—	—	—	51	—	51
Other, net	22	—	8	—	8	(4)	—	26
Cash Provided by (Used for) Investing Activities	22	(142)	(329)	—	(471)	(22)	—	(471)
Cash Flows from Financing Activities:
Net change in debt	(96)	(6)	—	—	(6)	(12)	—	(114)
Purchases of Tyson Class A common stock	(110)	—	—	—	—	—	—	(110)
Dividends	(45)	—	—	—	—	(20)	20	(45)
Other, net	45	—	—	—	—	7	—	52
Net change in intercompany balances	14	(332)	300	—	(32)	18	—	—
Cash Provided by (Used for) Financing Activities	(192)	(338)	300	—	(38)	(7)	20	(217)
Effect of Exchange Rate Change on Cash	—	—	—	—	—	5	—	5
Increase (Decrease) in Cash and Cash Equivalents	(1)	(1)	55	—	54	(50)	—	3
Cash and Cash Equivalents at Beginning of Year	2	2	731	—	733	243	—	978
Cash and Cash Equivalents at End of Period	$1	$1	$786	$—	$787	$193	$—	$981

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview

•	General – Despite challenging market conditions across most of our segments, our operating results remained strong in the third quarter of fiscal 2012.

•
We continue to focus on maximizing our margins through margin management and operational efficiency improvements. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added products initiatives. The operational efficiencies occurred in areas of yield, cost reduction and labor management.

•
Market environment – Driven by reduced industry supplies, domestic chicken market conditions continued to improve in the third quarter of fiscal 2012, which contributed to the Chicken segment operating within its normalized operating margin range. Despite reduced demand for beef products, our Beef segment returned to profitability primarily as a result of better availability of live cattle supplies. Pork segment results weakened due to a less favorable pricing environment which was mostly attributed to decreased domestic demand for pork products. Our Prepared Foods segment experienced favorable mix changes and lower raw material costs allowing its earnings to exceed its normalized operating margin range.

•	Our total operating margins were 4.0% in the third quarter of fiscal 2012. The following is a summary of operating margins by segment:

•	Chicken – 5.3%

•	Beef – 2.0%

•	Pork – 5.1%

•	Prepared Foods – 6.2%

•
Debt and Liquidity – During the third quarter of fiscal 2012, we generated $265 million of operating cash flows. In June of 2012, we issued $1.0 billion of 4.50% senior notes due in 2022 and used the proceeds to retire substantially all of our 10.50% senior notes due in 2014. As a result of this transaction, we will realize approximately $55 million in annualized interest savings. Additionally, we repurchased, as part of our previously announced share repurchase program, 3.9 million shares of our stock for $75 million. At June 30, 2012, we had approximately $1.8 billion of liquidity, which includes availability under our credit facility and $828 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income attributable to Tyson	$76	$196	$398	$653
Net income attributable to Tyson – per diluted share	0.21	0.51	1.07	1.71
Third quarter and nine months of fiscal 2012 – Net income attributable to Tyson included the following item:
•$167 million pretax charge, or $0.29 per diluted share, related to the early extinguishment of debt.
Third quarter and nine months of fiscal 2011 – Net income attributable to Tyson included the following item:

•	$21 million reduction to income tax expense, or $0.05 per diluted share, related to a reversal of reserves for foreign uncertain tax positions.
Nine months of fiscal 2011 – Net income attributable to Tyson included the following item:

•	$11 million gain, or $0.03 per diluted share, related to a sale of interests in an equity method investment.

Outlook
Our continued capital investment in our businesses, strong liquidity and reduced interest expense will help us finish fiscal 2012 strong and put us in a good position as we begin fiscal 2013. In fiscal 2013, we expect overall domestic protein production (chicken, beef, pork and turkey) to decrease slightly from fiscal 2012 levels. The recent drought conditions have reduced expected grain supplies, which will result in higher input costs as well as increased costs for cattle and hog producers. The following is a summary of the fiscal 2013 outlook for each of our segments:

•
Chicken – Current USDA data shows U.S. chicken production to be relatively flat in fiscal 2013 compared to fiscal 2012. However, changing crop conditions and pricing could change this estimate. The capital investment and significant operational improvements we have made in our Chicken segment have better positioned us to adjust to rising grain prices and remain profitable. Due to the current run up in grain prices, we will be challenged in fiscal 2013, but anticipate our Chicken segment will remain profitable.

•
Beef – We expect to see a reduction of industry fed cattle supplies of 1-2% in fiscal 2013 as compared to fiscal 2012, with the reduction predominately in the second half of fiscal 2013. Although we generally expect adequate supplies in regions we operate our plants, there may be periods of imbalance of fed cattle supply and demand. We anticipate beef exports will remain strong in fiscal 2013. For fiscal 2013, we believe our Beef segment will remain profitable, but could be below our normalized range of 2.5%-4.5%.

•
Pork – We expect industry hog supplies in fiscal 2013 to be up 1-2% compared to fiscal 2012 and we expect pork exports to remain strong in fiscal 2013. For fiscal 2013, we believe our Pork segment should remain at or above our normalized range of 6.0%-8.0%.

•
Prepared Foods – We expect operational improvements and increased pricing to offset increased raw material costs. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. For fiscal 2013, we believe our Prepared Foods segment should remain in its normalized range of 4.0%-6.0%.

Through the first nine months of fiscal 2012, we used cash and cash flows from operations to reinvest over $700 million back into our business through capital expenditures and share repurchases. The following is a summary of the outlook for the balance of fiscal 2012 and fiscal 2013 for sales, capital expenditures, net interest expense, debt and liquidity and share repurchases:

•
Sales – We expect fiscal 2012 sales to approximate $33 billion, down $1 billion from our previous estimate due to weak domestic protein demand. We expect fiscal 2013 sales to approximate $35 billion mostly resulting from price increases related to expected decreases in domestic availability of protein and increased raw material costs.

•
Capital Expenditures – We expect total capital expenditures for fiscal 2012 to approximate $700 million. While this is down from our previous estimate, the anticipated projects are still ongoing, but will not be completed in fiscal 2012. We expect fiscal 2013 capital expenditures to approximate $500-$550 million. The reduction in planned capital expenditures from fiscal 2012 is primarily a result of an anticipated rise in working capital needs in fiscal 2013. Once we gain more visibility into our working capital needs, or should forecasted conditions change, we may raise our capital expenditures target.

•
Net Interest Expense – We expect net interest expense for fiscal 2012 to approximate $340 million, which includes the $167 million charge from the early extinguishment of debt during the third quarter fiscal 2012. We expect fiscal 2013 net interest expense will approximate $130-$140 million.

•
Debt and Liquidity – We do not have any significant scheduled maturities of debt due until October 2013 and may use our available cash to repurchase notes when available at attractive rates. Total liquidity at June 30, 2012, was $1.8 billion, well above our goal to maintain liquidity in excess of $1.2 billion.

•
Share Repurchases – We currently expect to reduce repurchases under our share repurchase program as a result of an anticipated rise in working capital needs. Once we gain more visibility into our working capital needs, or should forecasted conditions change, we may increase our share repurchases. As of June 30, 2012, 38.4 million shares remain available for repurchase under this program. The timing and extent to which we repurchase shares will depend upon, among other things, markets, industry conditions, liquidity targets, our debt obligations and regulatory requirements.

Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Sales	$8,308	$8,247	$24,905	$23,862
Change in sales volume	(4.3)%		(4.5)%
Change in average sales price	5.4%		9.0%
Sales growth	0.7%		4.4%
Third quarter – Fiscal 2012 vs Fiscal 2011

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $560 million. The Chicken and Beef segments experienced increased average sales prices, largely due to continued tight domestic availability of protein and increased live and raw material costs, partially offset by decreases in average sales prices in the Pork and Prepared Foods segments which were driven by lower live and raw material costs.

•
Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $499 million. All segments, with the exception of the Pork segment, had a decrease in sales volume, with the majority of the decrease in the Beef segment.

Nine months – Fiscal 2012 vs Fiscal 2011

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $2.3 billion. This increase was driven by an increase in average sales prices in all segments, which was largely due to continued tight domestic availability of protein and increased live and raw material costs.

•
Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $1.3 billion. All segments, with the exception of the Pork segment, had a decrease in sales volume, with the majority of the decrease in the Beef segment.

Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of sales	$7,746	$7,716	$23,315	$22,054
Gross margin	$562	$531	$1,590	$1,808
Cost of sales as a percentage of sales	93.2%	93.6%	93.6%	92.4%
Third quarter – Fiscal 2012 vs Fiscal 2011

•	Cost of sales increased $30 million. Higher input cost per pound increased cost of sales $350 million, while lower sales volume decreased cost of sales $320 million.

•	The $350 million impact of higher input cost per pound was primarily driven by:

•	Increase in live cattle costs of $248 million, partially offset by a decrease in live hog costs of $55 million.

•	Increase in grain and other feed ingredients of $25 million in our Chicken segment.

•
Increase due to net losses of $16 million in the third quarter of fiscal 2012, as compared to net losses of $2 million in the third quarter of fiscal 2011, from our commodity risk management activities related to grain and energy purchases, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

•	Increase of $31 million in operating costs in our Beef and Pork segments.

•
The $320 million impact of lower sales volume was driven by decreases in sales volume in our Chicken, Beef and Prepared Foods segments, partially offset by an increase in sales volume in our Pork segment.

Nine months – Fiscal 2012 vs Fiscal 2011

•	Cost of sales increased $1.3 billion. Higher input cost per pound increased cost of sales $2.2 billion, while lower sales volume decreased cost of sales $0.9 billion.

•	The $2.2 billion impact of higher input cost per pound was primarily driven by:

•	Increase in live cattle and hog costs of $1.4 billion.

•	Increases in grain and other feed ingredients of $310 million and in other growout operating costs of $55 million in our Chicken segment.

•
Increase due to net losses of $22 million in the nine months of fiscal 2012, compared to net gains of $72 million in the nine months of fiscal 2011, from our commodity risk management activities related to grain and energy purchases, and excludes the impact from related physical purchase transactions which impact current and future period operating results.

•	Increase of $65 million in operating costs in our Beef and Pork segments.

•
The $0.9 billion impact of lower sales volume was driven by decreases in sales volume in our Chicken, Beef and Prepared Foods segments, partially offset by an increase in sales volume in our Pork segment.

Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Selling, general and administrative expense	$226	$219	$674	$695
As a percentage of sales	2.7%	2.7%	2.7%	2.9%
Nine months – Fiscal 2012 vs Fiscal 2011

•	Decrease of $21 million related to incentive-based compensation.

Interest Expense

in millions	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cash interest expense	$39	$48	$120	$147
Loss on early extinguishment of debt	167	—	167	—
Losses on notes repurchased	—	1	—	7
Non-cash interest expense	9	9	29	33
Total Interest Expense	$215	$58	$316	$187
Third quarter and Nine months – Fiscal 2012 vs Fiscal 2011

•
Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due primarily to lower average weekly indebtedness of approximately 8% and 11% for the third quarter and nine months, respectively.

•
Loss on early extinguishment of debt during the third quarter and nine months of fiscal 2012 include the amount paid exceeding the par value of debt, unamortized discount and unamortized debt issuance costs related to the completion of our tender offer to purchase any and all of the outstanding 10.50% Senior Notes due 2014 (2014 Notes).

•
Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on our revolving credit facility, the 2014 Notes, the 4.50% Senior Notes due 2022 (2022 Notes), as well as the accretion of the debt discount on the 3.25% Convertible Senior Notes due 2013 (2013 Notes), 2014 Notes and 2022 Notes.

Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	$(3)	$(7)	$(17)	$(15)
Nine months of fiscal 2012

•	Includes $11 million of equity earnings in joint ventures and $4 million in net foreign currency exchange gains.
Nine months of fiscal 2011

•	Includes $11 million gain related to a sale of interests in an equity method investment.

Effective Tax Rate

Three Months Ended		Nine Months Ended
June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
42.4%	28.7%	36.9%	32.8%
Third quarter and nine months of fiscal 2012– The effective tax rate was impacted by a lower level of pretax income for the quarter combined with:

•	state income taxes;

•	the domestic production deduction; and

•	losses in foreign jurisdictions and related valuation allowances.
Third quarter and nine months of fiscal 2011 – The effective tax rate was impacted by:

•	state income taxes;

•	losses in foreign jurisdictions and related valuation allowances;

•	the domestic production deduction;

•	general business credits; and

•	adjustments to uncertain tax positions due to tax audit resolutions.

Segment Results
We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment income.

in millions	Sales
	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Chicken	$2,902	$2,800	$8,575	$8,158
Beef	3,487	3,515	10,323	10,033
Pork	1,344	1,408	4,191	4,030
Prepared Foods	764	804	2,432	2,388
Other	24	30	124	63
Intersegment Sales	(213)	(310)	(740)	(810)
Total	$8,308	$8,247	$24,905	$23,862

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Chicken	$153	$28	$330	$246
Beef	71	140	101	350
Pork	69	124	349	447
Prepared Foods	47	30	142	89
Other	(4)	(10)	(6)	(19)
Total	$336	$312	$916	$1,113

Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 30, 2012	July 2, 2011	Change	June 30, 2012	July 2, 2011	Change
Sales	$2,902	$2,800	$102	$8,575	$8,158	$417
Sales Volume Change			(4.1)%			(3.6)%
Average Sales Price Change			8.0%			9.1%
Operating Income	$153	$28	$125	$330	$246	$84
Operating Margin	5.3%	1.0%		3.8%	3.0%
Third quarter and nine months – Fiscal 2012 vs Fiscal 2011

•	Sales and Operating Income –

•
Sales Volume –The decrease in sales volumes in the third quarter and nine months of fiscal 2012 was primarily attributable to a decrease in domestic production pounds as a result of balancing our supply with forecasted customer demand, partially offset by increases in international sales volumes and open-market meat purchases.

•	Average Sales Price – The increase in average sales price is primarily due to mix changes and price increases associated with reduced industry supply and increased input costs.

•
Operating Income – Operating income was positively impacted by increases in average sales price, improved mix and operational improvements. These increases were partially offset by increased grain and feed ingredients costs of $25 million and $310 million for the third quarter and nine months of fiscal 2012, respectively. Increases in other growout operating costs of $55 million also negatively impacted operating income for the nine months of fiscal 2012. Additionally, our foreign start-up businesses in Brazil and China incurred operating losses of $30 million and $60 million for the third quarter and nine months of fiscal 2012, respectively.

•
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to grain and energy purchases. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2012	$(16)	$(22)
2011	(2)	72
Decline in operating results	$(14)	$(94)
Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 30, 2012	July 2, 2011	Change	June 30, 2012	July 2, 2011	Change
Sales	$3,487	$3,515	$(28)	$10,323	$10,033	$290
Sales Volume Change			(13.9)%			(10.9)%
Average Sales Price Change			15.2%			15.4%
Operating Income	$71	$140	$(69)	$101	$350	$(249)
Operating Margin	2.0%	4.0%		1.0%	3.5%
Third quarter and nine months – Fiscal 2012 vs Fiscal 2011

•	Sales and Operating Income –

•
Average sales price increased due to price increases associated with increased livestock costs. Sales volumes decreased due to a reduction in live cattle processed and outside tallow purchases. Operating income decreased in the third quarter and nine months of fiscal 2012 as the result of higher fed cattle costs and reduced demand for beef products, which made it difficult to pass along increased input costs, as well as lower sales volumes and increased employee-related operating costs.

•
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live cattle. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2012	$13	$21
2011	(1)	(40)
Improvement in operating results	$14	$61

Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 30, 2012	July 2, 2011	Change	June 30, 2012	July 2, 2011	Change
Sales	$1,344	$1,408	$(64)	$4,191	$4,030	$161
Sales Volume Change			2.5%			1.6%
Average Sales Price Change			(6.9)%			2.3%
Operating Income	$69	$124	$(55)	$349	$447	$(98)
Operating Margin	5.1%	8.8%		8.3%	11.1%
Third quarter and nine months – Fiscal 2012 vs Fiscal 2011

•	Sales and Operating Income –

•
Average sales price decreased for the third quarter of fiscal 2012 due to a decrease in domestic demand for pork products and lower live hog costs. Average sales price increased for the nine months of fiscal 2012 due to price increases associated with increased live hog costs. Operating income decreased in the third quarter of fiscal 2012 due to the decrease in average sales prices and compressed pork margins caused by reduced domestic pork demand without a commensurate decrease in live hog costs. For the nine months of fiscal 2012, we maintained strong operating income by maximizing our revenues relative to the live hog markets, partially attributable to strong export sales and operational and mix performance.

•
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live hogs. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) - in millions	Qtr	YTD
2012	$18	$51
2011	(6)	(15)
Improvement in operating results	$24	$66
Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 30, 2012	July 2, 2011	Change	June 30, 2012	July 2, 2011	Change
Sales	$764	$804	$(40)	$2,432	$2,388	$44
Sales Volume Change			(0.9)%			(1.2)%
Average Sales Price Change			(4.2)%			3.0%
Operating Income	$47	$30	$17	$142	$89	$53
Operating Margin	6.2%	3.7%		5.8%	3.7%
Third quarter and nine months – Fiscal 2012 vs Fiscal 2011

•	Sales and Operating Income –

•
We increased operating income, despite lower sales volumes for the third quarter and nine months of fiscal 2012, due to mix changes and lower raw material costs. Because many of our sales contracts are formula based or shorter-term in nature, we typically offset changing input costs through pricing. However, there is a lag time for price changes to take effect, which is what we experienced during fiscal 2011.

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
Cash Flows from Operating Activities

in millions	Nine Months Ended
	June 30, 2012	July 2, 2011
Net income	$395	$638
Non-cash items in net income:
Depreciation and amortization	369	384
Deferred income taxes	75	51
Loss on early extinguishment of debt	167	—
Other, net	(1)	34
Changes in working capital	(286)	(421)
Net cash provided by operating activities	$719	$686

•
Cash flows associated with Loss on early extinguishment of debt includes the amount paid exceeding the par value of debt, unamortized discount and unamortized debt issuance costs related to the completion of our tender offer to purchase any and all of the outstanding 2014 Notes.

•	Cash flows associated with changes in working capital for the nine months ended:

•
June 30, 2012 – Decreased primarily due to a higher inventory balance and decreases in accounts payable, accrued salaries, wages and benefits and interest payable. The increase in inventory balance is largely due to increased raw material costs. The decrease in interest payable balance is primarily due to the payment of accrued interest related to the 2014 Notes upon extinguishment.

•
July 2, 2011 – Decreased due to higher inventory and accounts receivable and a decrease in accrued salaries, wages and benefits. Inventory and accounts receivable balances were higher largely due to increased raw material costs and the resulting higher sales prices.

Cash Flows from Investing Activities

in millions	Nine Months Ended
	June 30, 2012	July 2, 2011
Additions to property, plant and equipment	$(530)	$(469)
(Purchases of)/Proceeds from marketable securities, net	(9)	(79)
Proceeds from notes receivable	—	51
Other, net	19	26
Net cash used for investing activities	$(520)	$(471)

•	Additions to property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.

•
Capital spending for fiscal 2012 is expected to approximate $700 million, and includes spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our foreign operations.

•	Purchase of marketable securities in the nine months of fiscal 2011 includes $79 million related to the funding of deferred compensation plans.

•	Proceeds from notes receivable in the nine months of fiscal 2011 totaling $51 million related to the collection of notes receivable in conjunction with a sale of a business operation in fiscal 2009.

Cash Flows from Financing Activities

in millions	Nine Months Ended
	June 30, 2012	July 2, 2011
Payments on debt	$(919)	$(197)
Net proceeds from borrowings	1,082	83
Purchases of Tyson Class A common stock	(209)	(110)
Dividends	(44)	(45)
Other, net	6	52
Net cash used for financing activities	$(84)	$(217)

•	Payments on debt include:

•	$865 million for the extinguishment of the 2014 Notes during the nine months of fiscal 2012.

•	$20 million of 8.25% Notes due October 2011 and $63 million of 7.35% Notes due April 2016 (2016 Notes) repurchased during the nine months of fiscal 2011.

•
During the nine months of fiscal 2012, we received net proceeds of $995 million from the issuance of the 2022 Notes. We used the net proceeds towards the extinguishment of the 2014 Notes, including the payments of accrued interest and related premiums, and general corporate purposes.

•
During the nine months of fiscal 2012, we received proceeds of $81 million and paid $53 million related to borrowings at our foreign operations. Total debt related to our foreign operations was $118 million at June 30, 2012 ($81 million current, $37 million long-term).

•	Purchases of Tyson Class A common stock include:

•	$180 million and $80 million for shares repurchased pursuant to our previously announced share repurchase program during the nine months ended June 30, 2012, and July 2, 2011, respectively; and

•	$29 million and $30 million for shares repurchased to fund certain obligations under our equity compensation plans during the nine months ended June 30, 2012, and July 2, 2011, respectively.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$828
Revolving credit facility	February 2016	$1,000	$39	$—	$961
Total liquidity					$1,789

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of workers’ compensation insurance programs and derivative activities.

•	Additionally, we had restricted cash set aside to redeem the remaining $20 million of 2014 Notes outstanding at June 30, 2012, which were extinguished in July 2012.

•
Our 2013 Notes may be converted early during any fiscal quarter in the event our Class A stock trades at or above $21.96 for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. In this event, the note holders may require us to pay outstanding principal in cash, which totaled $458 million at June 30, 2012. Any conversion premium would be paid in shares of Class A stock. The conditions for early conversion were not met in our third quarter of fiscal 2012, and thus, the notes may not be converted in our fourth quarter of fiscal 2012. Should the conditions for early conversion be satisfied in future quarters, and the holders exercised their early conversion option, we would use current cash on hand and cash flow from operations for principal payments.

•
At June 30, 2012, approximately 32% of our cash is held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs, but rather we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

•	We do not have any significant scheduled maturities of debt coming due until October 2013 when the 2013 Notes are scheduled to mature.

•	Our current ratio was 2.25 to 1 and 2.01 to 1 at June 30, 2012, and October 1, 2011, respectively.

Capital Resources
Revolving Credit Facility
Cash flows from operating activities and current cash on hand are our primary source of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of June 30, 2012, we had outstanding letters of credit totaling $39 million issued under this facility, none of which were drawn upon, which left $961 million available for borrowing. Our revolving credit facility is funded by a syndicate of 36 banks, with commitments ranging from $3 million to $90 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At June 30, 2012, and October 1, 2011, the ratio of our debt-to-total capitalization was 29.4% and 27.7%, respectively. For the purpose of this calculation, debt is defined as the sum of current and long-term debt. Total capitalization is defined as debt plus Total Shareholders’ Equity.
Credit Ratings
2016 Notes
On February 24, 2011, Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), upgraded the credit rating of these notes from “BB+” to “BBB-.” On March 29, 2011, Moody’s Investors Service, Inc. (Moody’s) upgraded the credit rating of these notes from “Ba2” to “Ba1." These upgrades decreased the interest rate on the 2016 Notes from 7.35% to 6.85%, effective beginning with the six-month interest payment due April 1, 2011.
On June 7, 2012, Moody's upgraded the credit rating of these notes from "Ba1" to "Baa3." This upgrade decreased the interest rate on the 2016 Notes from 6.85% to 6.60%, effective beginning with the six-month interest payment due October 1, 2012.
A one-notch downgrade by either ratings agency would increase the interest rates on the 2016 Notes by 0.25%.
Revolving Credit Facility
S&P’s corporate credit rating for Tyson Foods, Inc. is “BBB-.” Moody’s corporate credit rating for Tyson Foods, Inc. is “Baa3.” If Moody’s were to upgrade our credit rating to “Baa2” or higher while our S&P credit rating remained at “BBB-," or S&P were to upgrade our credit rating to “BBB” or higher while Moody’s credit rating remained at “Baa3,” our letter of credit fees would decrease by 0.25% and fees paid on the unused portion of the facility would decrease by 0.075%.
If S&P were to downgrade our corporate credit rating to “BB” or Moody’s were to downgrade our corporate credit rating to “Ba2," our letter of credit fees would increase by 0.25% and fees paid on the unused portion of the facility would increase by 0.025%.
Debt Covenants
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; pay dividends or make other payments in respect of our capital stock; amend material documents; change the nature of our business; make certain payments of debt; engage in certain transactions with affiliates; and enter into sale/leaseback or hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios.
Our 2022 Notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at June 30, 2012.
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
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2012 and fiscal 2013, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of June 30, 2012, and October 1, 2011, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	June 30, 2012	October 1, 2011
Livestock:
Cattle	$34	$34
Hogs	44	57
Grain	15	11
Interest Rate Risk: At June 30, 2012, we had variable rate debt of $235 million with a weighted average interest rate of 4.4%. A hypothetical 10% increase in interest rates effective at June 30, 2012, and October 1, 2011, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At June 30, 2012, we had fixed-rate debt of $2.2 billion with a weighted average interest rate of 7.6%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $14 million at June 30, 2012, and $5 million at October 1, 2011. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
Foreign Currency Risk: We have foreign exchange gain/loss exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currency exchanges we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at June 30, 2012, and October 1, 2011, related to the foreign exchange forward and option contracts would have a $21 million and $18 million impact, respectively, on pretax income. In the future, we may enter into more foreign exchange forward and option contracts as a result of growth in our international operations.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2011 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2011 Annual Report.

Item 4.	Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.
In the third quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 to April 28, 2012	98,009		$18.59	—		7,359,854
April 29, 2012 to June 2, 2012	1,984,321		19.32	1,804,425		40,555,429
June 3, 2012 to June 30, 2012	2,188,004		18.90	2,122,707		38,432,722
Total	4,270,334	(2)	$19.09	3,927,132	(3)	38,432,722

(1)
On February 7, 2003, we announced our Board of Directors approved a program to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The program has no fixed or scheduled termination date. On May 3, 2012, our Board of Directors approved an increase of 35 million shares authorized for repurchase under this program.

(2)
We purchased 343,202 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 320,117 shares purchased in open market transactions and 23,085 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
The Compensation Committee (Committee) of the Company's Board of Directors adopted a procedure in 2006 to grant non-qualified stock options on the fourth (4th) business day immediately following the date of our release of fiscal year-end earnings to the public, with such options to be granted at the closing price on the date of grant. At the May 3, 2012 meeting, the Committee approved resolutions stating earnings for fiscal 2012 are currently expected to be released November 19, 2012, and options shall be granted on the 4th business day after earnings are released, making the expected option grant date November 26, 2012. The resolutions further stated that if the earnings release date for fiscal 2012 is changed, the option grant date shall also be appropriately changed to fall on the 4th business day after the announcement of the earnings.

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

10.1
Second Amendment, dated June 4, 2012, to the Amended and Restated Credit Agreement dated as of March 9, 2009, as amended and restated as of February 23, 2011, among the Company, JPMorgan Chase Bank, N.A., as the Administrative Agent, and certain other lenders party thereto.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 6, 2012	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: August 6, 2012	/s/ Craig J. Hart
Craig J. Hart
Senior Vice President, Controller and Chief Accounting Officer