Form 10-K
period 2012-09-29
TYSON FOODS INC
filed 2012-11-19
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	September 29, 2012

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

On March 31, 2012, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (Class A stock), and Class B Common Stock, $0.10 par value (Class B stock), held by non-affiliates of the registrant was $5,551,806,987 and $340,008, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
On October 27, 2012, there were 288,751,385 shares of Class A stock and 70,015,755 shares of Class B stock outstanding.
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 1, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We have a 50/50 joint venture with Syntroleum Corporation, called Dynamic Fuels LLC (Dynamic Fuels), which produces renewable synthetic fuels. Construction of production facilities was completed in late fiscal 2010, and initial production began in October 2010.
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
RAW MATERIALS AND SOURCES OF SUPPLY
Chicken: The primary raw materials used in our chicken operations are corn and soybean meal used as feed and live chickens raised primarily by independent contract growers. Our vertically-integrated chicken process begins with the grandparent breeder flocks and ends with broilers for processing. Breeder flocks (i.e., grandparents) are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. Fertile eggs are incubated at the grandparent hatchery and produce pullets (i.e., parents). Pullets are sent to breeder houses, and the resulting eggs are sent to our hatcheries. Once chicks have hatched, they are sent to broiler farms. There, contract growers care for and raise the chicks according to our standards, with advice from our technical service personnel, until the broilers reach the desired processing weight. Adult chickens are transported to processing plants where they are slaughtered and converted into finished products, which are then sent to distribution centers and delivered to customers.
We operate our own feed mills to produce scientifically-formulated feeds. In fiscal 2012, corn, soybean meal and other feed ingredients were major production costs, representing roughly 69% of our cost of growing a live chicken. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future. While we produce nearly all our inventory of breeder chickens and live broilers, we also purchase live, ice-packed or deboned chicken to meet production and sales requirements.
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
CUSTOMERS
Wal-Mart Stores, Inc. accounted for 13.8% of our fiscal 2012 consolidated sales. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2012 consolidated sales.

COMPETITION
Our food products compete with those of other food producers and processors and certain prepared food manufacturers. Additionally, our food products compete in markets around the world.
We seek to achieve a leading market position for our products via our principal marketing and competitive strategy, which includes:

•	identifying target markets for value-added products;

•	concentrating production, sales and marketing efforts to appeal to and enhance demand from those markets; and

•	utilizing our national distribution systems and customer support services.
Past efforts indicate customer demand can be increased and sustained through application of our marketing strategy, as supported by our distribution systems. The principal competitive elements are price, product safety and quality, brand identification, breadth and depth of product offerings, availability of products, customer service and credit terms.
INTERNATIONAL
We sold products to approximately 130 countries in fiscal 2012. Major sales markets include Brazil, Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea, Taiwan, Ukraine and Vietnam.
We have the following international operations:

•	Tyson de Mexico, a Mexican subsidiary, is a vertically-integrated poultry production company;

•
Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, the Dominican Republic, India, Japan, the Netherlands, Peru, the Philippines, Russia, Spain, Sri Lanka, Turkey, the United Kingdom and Venezuela;

•	Tyson do Brazil, a Brazilian subsidiary, is a vertically-integrated poultry production company;

•	Shandong Tyson, a Chinese subsidiary, is a vertically-integrated poultry production company;

•	Tyson Dalong, a joint venture in China in which we have a majority interest, is a chicken further processing facility;

•	Jiangsu-Tyson, a Chinese subsidiary, is a vertically-integrated poultry production company; and

•	Godrej Tyson Foods, a joint venture in India in which we have a majority interest, is a poultry processing business.
Our Tyson do Brazil, Shandong Tyson and Jiangsu-Tyson subsidiaries are currently in start-up phase. We continue to evaluate growth opportunities in foreign countries. Additional information regarding export sales, long-lived assets located in foreign countries and income (loss) from foreign operations is set forth in Note 16: Segment Reporting of the Notes to Consolidated Financial Statements.
RESEARCH AND DEVELOPMENT
We conduct continuous research and development activities to improve product development, to automate manual processes in our processing plants and growout operations, and to improve chicken breeding stock. Our Discovery Center includes 19 research kitchens and a USDA-inspected pilot plant. The Discovery Center enables us to bring new market-leading retail and foodservice products to the customer quickly and efficiently. Research and development costs totaled $43 million, $42 million, and $38 million in fiscal 2012, 2011 and 2010, respectively.
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
EMPLOYEES AND LABOR RELATIONS
As of September 29, 2012, we employed approximately 115,000 employees. Approximately 96,000 employees were employed in the United States and 19,000 employees were in foreign countries, primarily China, Mexico and Brazil. Approximately 29,000 employees in the United States were subject to collective bargaining agreements with various labor unions, with approximately 19% of those employees included under agreements expiring in fiscal 2013. The remaining agreements expire over the next several years. Approximately 8,000 employees in foreign countries were subject to collective bargaining agreements. We believe our overall relations with our workforce are good.
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
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2013, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Our results of operations and financial condition are dependent upon the cost and supply of raw materials such as feed grains, live cattle, live swine, energy and ingredients, as well as the selling prices for our products, many of which are determined by constantly changing market forces of supply and demand over which we have limited or no control. Corn, soybean meal and other feed ingredients are major production costs for vertically-integrated poultry processors such as us, representing roughly 69% of our cost of growing a live chicken in fiscal 2012. As a result, fluctuations in prices for these feed ingredients, which include competing demand for corn and soybean meal for use in the manufacture of renewable energy, can adversely affect our earnings. Production of feed ingredients is affected by, among other things, weather patterns throughout the world, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments.
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
We face competition from other food producers and processors. Some of the factors on which we compete and which may drive demand for our products include:

•	price;

•	product safety and quality;

•	brand identification;

•	breadth and depth of product offerings;

•	availability of our products and competing products;

•	customer service; and

•	credit terms.
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
We are subject to risks associated with our international activities, which could negatively affect our sales to customers in foreign countries, as well as our operations and assets in such countries.
In fiscal 2012, we sold products to approximately 130 countries. Major sales markets include Brazil, Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea, Taiwan, Ukraine and Vietnam. Our sales to customers in foreign countries for fiscal 2012 totaled $5.5 billion, of which $4.0 billion related to export sales from the United States. In addition, we had approximately $564 million of long-lived assets located in foreign countries, primarily Brazil, China, Mexico and India, at the end of fiscal 2012.
As a result, we are subject to various risks and uncertainties relating to international sales and operations, including:

•
imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the importation of poultry, beef and pork products, in addition to import or export licensing requirements imposed by various foreign countries;

•	closing of borders by foreign countries to the import of poultry, beef and pork products due to animal disease or other perceived health or safety issues;

•
impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, and the Mexican peso;

•	political and economic conditions;

•
difficulties and costs associated in complying with, and enforcement of remedies under, a wide variety of complex domestic and international laws, treaties and regulations, including, without limitation, the United States’ Foreign Corrupt Practices Act and economic and trade sanctions enforced by the United States Department of the Treasury’s Office of Foreign Assets Control;

•	different regulatory structures and unexpected changes in regulatory environments;

•	tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;

•	potentially negative consequences from changes in tax laws; and

•	distribution costs, disruptions in shipping or reduced availability of freight transportation.

Negative consequences relating to these risks and uncertainties could jeopardize or limit our ability to transact business in one or more of those markets where we operate or in other developing markets and could adversely affect our financial results.
We depend on the availability of, and good relations with, our employees.
We have approximately 115,000 employees, approximately 37,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees and the labor unions. If we fail to maintain good relations with our employees or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
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
Our indebtedness, including borrowings under our revolving credit facility, may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures and possible acquisitions, joint ventures or other significant initiatives. Our consolidated indebtedness level could adversely affect our business because:

•	it may limit or impair our ability to obtain financing in the future;

•	our credit ratings (or any decrease to our credit ratings) could restrict or impede our ability to access capital markets at desired interest rates and increase our borrowing costs;

•	it may reduce our flexibility to respond to changing business and economic conditions or to take advantage of business opportunities that may arise;

•	a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes; and

•	it may restrict our ability to pay dividends.
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into sale/leaseback or hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt to capitalization ratios.
Our 4.50% Senior notes due June 2022 also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.

An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.
Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated principally using an income approach based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Under the income approach, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the goodwill valuations. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which could be substantial. As of September 29, 2012, we had $1.9 billion of goodwill, which represented approximately 16% of total assets.
Domestic and international government regulations could impose material costs.
Our operations are subject to extensive federal, state and foreign laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising, labeling and export of our products. Our facilities for processing chicken, beef, pork, prepared foods and milling feed and for housing live chickens and swine are subject to a variety of international, federal, state and local laws relating to the protection of the environment, including provisions relating to the discharge of materials into the environment, and to the health and safety of our employees. Our domestic chicken, beef and pork processing facilities are participants in the HACCP program and are subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. In addition, our products are subject to inspection prior to distribution, primarily by the USDA and the FDA. Also, our livestock procurement and poultry growout activities are regulated by the Grain Inspection, Packers and Stockyards Administration, which is part of USDA’s Marketing and Regulatory Programs. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. Additionally, we are routinely subject to new or modified laws, regulations and accounting standards. If we are found to be out of compliance with applicable laws and regulations in these or other areas, we could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have an adverse effect on our financial results.
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
We periodically evaluate potential acquisitions, joint ventures and other initiatives (collectively, “transactions”), and we may seek to expand our business through the acquisition of companies, processing plants, technologies, products and services, which could include material transactions. A material transaction may involve a number of risks, including:

•	failure to realize the anticipated benefits of the transaction;

•	difficulty integrating acquired businesses, technologies, operations and personnel with our existing business;

•	diversion of management attention in connection with negotiating transactions and integrating the businesses acquired;

•	exposure to unforeseen or undisclosed liabilities of acquired companies; and

•	the need to obtain additional debt or equity financing for any transaction.
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

Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things:

•	make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt in the future;

•
cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any amendment of, or waivers under, our credit agreement to the extent we may seek them in the future;

•	impair the financial condition of some of our customers and suppliers thereby increasing customer bad debts or non-performance by suppliers;

•	negatively impact global demand for protein products, which could result in a reduction of sales, operating income and cash flows;

•	decrease the value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets;

•	negatively impact our commodity purchasing activities if we are required to record losses related to derivative financial instruments; or

•	impair the financial viability of our insurers.
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
Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Wal-Mart Stores, Inc., which accounted for 13.8% of our sales in fiscal 2012. Many of our agreements with our customers are short-term, primarily due to the nature of our products, industry practice and the fluctuation in demand and price for our products.
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
Media campaigns related to food production present risks.
Media outlets, including new social media platforms, provide the opportunity for individuals or organizations to publicize inappropriate or inaccurate stories or perceptions about our Company or the food production industry. Such practices have the ability to cause damage to our brands, the industry generally, or consumers' perceptions of our Company or the food production industry and may result in negative publicity and adversely affect our financial results.
Our renewable energy ventures and other initiatives might not be successful.
We have been exploring ways to convert animal fats and other by-products from our operations into value-added products. For example, our joint venture Dynamic Fuels produces renewable synthetic fuels. We will continue to explore other ways to commercialize opportunities outside our core business, such as renewable energy and other technologically-advanced platforms. These initiatives might not be as financially successful as we initially announced or might expect due to factors that include, but are not limited to, availability of tax credits, competing energy prices, failure to operate at the volumes anticipated, abilities of our joint venture partners and our limited experience in some of these new areas.

Tyson Limited Partnership can exercise significant control.
As of September 29, 2012, Tyson Limited Partnership (the TLP) owns 99.977% of the outstanding shares of the Company's Class B Common Stock, $0.10 par value (Class B stock) and the TLP and members of the Tyson family own, in the aggregate, 2.53% of the outstanding shares of the Company's Class A Common Stock, $0.10 par value (Class A stock), giving them, collectively, control of approximately 71.52% of the total voting power of the Company's outstanding voting stock. At this time, the TLP does not have a managing general partner, as such, the management rights of the managing general partner may be exercised by a majority of the percentage interests of the general partners. As of September 29, 2012, Mr. John Tyson, Chairman of the Board of Directors, has 33.33% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, has 11.115% general partner percentage interests (the remaining general partnership interests are held by the Tyson Partnership Interest Trust (44.44%) and Harry C. Erwin, III (11.115%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the Tyson family’s significant ownership of our outstanding voting stock, we are eligible for “controlled company” exemptions from certain corporate governance requirements of the New York Stock Exchange.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
We have production and distribution operations in the following states: Alabama, Arkansas, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Mississippi, Missouri, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. We also have sales offices throughout the United States. Additionally, we, either directly or through our subsidiaries, have sales offices, facilities or participate in joint venture operations in Argentina, Brazil, Canada, China, the Dominican Republic, Hong Kong, India, Japan, Mexico, the Netherlands, Peru, the Philippines, Russia, South Korea, Spain, Sri Lanka, Taiwan, Thailand, the United Arab Emirates, the United Kingdom and Venezuela.

	Number of Facilities
	Owned	Leased	Total
Chicken Segment:
Processing plants	59	1	60
Rendering plants	15	—	15
Blending mills	2	—	2
Feed mills	39	2	41
Broiler hatcheries	63	9	72
Breeder houses	593	760	1,353
Broiler farm houses	758	1,089	1,847
Beef Segment Production Facilities	12	—	12
Pork Segment Production Facilities	9	—	9
Prepared Foods Segment Processing Plants	22	1	23
Distribution Centers	10	7	17
Cold Storage Facilities	67	14	81
		Capacity(1) per week at September 29, 2012	Fiscal 2012 Average Capacity Utilization
Chicken Processing Plants		47 million head	88%
Beef Production Facilities		174,000 head	76%
Pork Production Facilities		448,000 head	90%
Prepared Foods Processing Plants		46 million pounds	85%

(1)	Capacity based on a five day week for Chicken and Prepared Foods, while Beef and Pork are based on a six day week.

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
Our Dynamic Fuels joint venture produces renewable synthetic fuels. Construction of production facilities was completed in late fiscal 2010, and initial production began in October 2010. Dynamic Fuels operates one plant with designed annual capacity of 75 million gallons.
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
Since 2003, nine lawsuits have been brought against us and several other poultry companies by approximately 150 plaintiffs in Washington County, Arkansas Circuit Court (Green v. Tyson Foods, Inc., et al., Bible v. Tyson Foods, Inc., Beal v. Tyson Foods, Inc., et al., McWhorter v. Tyson Foods, Inc., et al., McConnell v. Tyson Foods, Inc., et al., Carroll v. Tyson Foods, Inc., et al., Belew v. Tyson Foods, Inc., et al., Gonzalez v. Tyson Foods, Inc., et al., and Rasco v. Tyson Foods, Inc., et al.) alleging that the land application of poultry litter caused arsenic and pathogenic mold and fungi contamination of the air, soil and water in and around Prairie Grove, Arkansas and seeking recovery for several types of personal injuries, including several forms of cancer. On August 2, 2006, the Court granted summary judgment in favor of Tyson and the other poultry company defendants in the first case to go to trial, which the plaintiffs appealed, and the trial court stayed the remaining eight lawsuits pending the appeal. On May 8, 2008, the Arkansas Supreme Court reversed the summary judgment and remanded for a new trial. The remanded trial was held and the jury returned a verdict in our favor. The plaintiffs appealed this verdict to the Arkansas Supreme Court, which affirmed the verdict and denied the plaintiffs’ petition for rehearing. The second trial, originally scheduled for October 22, 2012, was canceled and no new trial date has been set.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Our officers serve one year terms from the date of their election, or until their successors are appointed and qualified. No family relationships exist among these officers. The name, title, age and year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
Curt T. Calaway	Senior Vice President, Controller and Chief Accounting Officer	39	2012
Kenneth J. Kimbro	Senior Vice President, Chief Human Resources Officer	59	2009
Donnie King	Senior Group Vice President, Poultry and Prepared Foods	50	2009
Dennis Leatherby	Executive Vice President and Chief Financial Officer	52	1994
James V. Lochner	Chief Operating Officer	60	2005
Donnie Smith	President and Chief Executive Officer	53	2008
John Tyson	Chairman of the Board of Directors	59	2011
David L. Van Bebber	Executive Vice President and General Counsel	56	2008
Noel White	Senior Group Vice President, Fresh Meats	54	2009
Curt T. Calaway was appointed Senior Vice President, Controller and Chief Accounting Officer in 2012, after serving as Vice President, Audit and Compliance since 2008, prior to which he served as the Company's Senior Director of Financial Reporting. Mr. Calaway was initially employed by the Company in 2006.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 27, 2012, there were approximately 27,000 holders of record of our Class A stock and 9 holders of record of our Class B stock, excluding holders in the security position listings held by nominees.
DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We have paid uninterrupted quarterly dividends on common stock each year since 1977. In both fiscal 2012 and 2011, the annual dividend rate for Class A stock was $0.16 per share and the annual dividend rate for Class B stock was $0.144 per share. On November 15, 2012, the Board of Directors declared a special dividend of $0.10 per share for Class A stock and $0.09 per share for Class B stock, payable December 14, 2012, to shareholders of record on November 30, 2012. Additionally, the Board of Directors declared a 25% increase in the quarterly dividend rate for both classes of our stock.
MARKET INFORMATION
Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock. The high and low closing sales prices of our Class A stock for each quarter of fiscal 2012 and 2011 are represented in the table below.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$20.91	$16.68	$17.74	$14.84
Second Quarter	20.37	18.52	19.82	16.25
Third Quarter	19.58	17.66	19.92	17.12
Fourth Quarter	18.56	14.17	19.24	15.68
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 28, 2012	77,966		$17.38	—		38,432,722
July 29 to Sept. 1, 2012	780,249		15.39	654,000		37,778,722
Sept. 2 to Sept. 29, 2012	2,595,492		15.79	2,531,038		35,247,684
Total	3,453,707	(2)	$15.73	3,185,038	(3)	35,247,684

(1)
On February 7, 2003, we announced our Board of Directors approved a program to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The program has no fixed or scheduled termination date. On May 3, 2012, our Board of Directors approved an increase of 35 million shares authorized for repurchase under this program.

(2)
We purchased 268,669 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 191,975 shares purchased in open market transactions and 76,694 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s (S&P) 500 Index and a group of peer companies described below.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$160
$140
$120
$100
$80
$60
$40
$20
$0
9/29/07
9/27/08
10/3/09
10/2/10
10/1/11
9/29/12
Tyson Foods, Inc.
S&P 500
Peer Group

	Years Ending
	Base Period 9/29/07	9/27/08	10/3/09	10/2/10	10/1/11	9/29/12
Tyson Foods, Inc.	100	71.82	70.93	94.58	101.90	94.86
S&P 500 Index	100	78.02	72.63	80.01	80.93	105.37
Peer Group	100	101.03	91.86	108.93	120.44	135.37
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2007, is presented for each of the periods for the Company, the S&P 500 Index and a peer group. The peer group includes: Campbell Soup Company, ConAgra Foods, Inc., General Mills, Inc., H.J. Heinz Co., Hershey Foods Corp., Hormel Foods Corp., Kellogg Co., McCormick & Co., Pilgrim’s Pride Corporation, Sara Lee Corp. (up to June 28, 2012), Hillshire Brands Co. (beginning on June 28, 2012) and Smithfield Foods, Inc. The graph compares the performance of the Company with that of the S&P 500 Index and peer group, with the investment weighted on market capitalization.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	2012	2011	2010	2009	2008
Summary of Operations
Sales	$33,278	$32,266	$28,430	$26,704	$26,862
Goodwill impairment	—	—	29	560	—
Operating income (loss)	1,248	1,285	1,556	(215)	331
Net interest expense	344	231	333	310	206
Income (loss) from continuing operations	576	733	765	(550)	86
Loss from discontinued operation	—	—	—	(1)	—
Net income (loss)	576	733	765	(551)	86
Net income (loss) attributable to Tyson	583	750	780	(547)	86
Diluted net income (loss) per share attributable to Tyson:
Income (loss) from continuing operations	1.58	1.97	2.06	(1.47)	0.24
Loss from discontinued operation	—	—	—	—	—
Net income (loss)	1.58	1.97	2.06	(1.47)	0.24
Dividends per share:
Class A	0.160	0.160	0.160	0.160	0.160
Class B	0.144	0.144	0.144	0.144	0.144
Balance Sheet Data
Cash and cash equivalents	$1,071	$716	$978	$1,004	$250
Total assets	11,896	11,071	10,752	10,595	10,850
Total debt	2,432	2,182	2,536	3,477	2,804
Shareholders’ equity	6,042	5,685	5,201	4,431	5,099
Other Key Financial Measures
Depreciation and amortization	$499	$506	$497	$513	$493
Capital expenditures	690	643	550	368	425
Return on invested capital	17.1%	18.5%	22.8%	(3.0)%	4.4%
Effective tax rate	37.9%	31.8%	36.4%	(1.5)%	44.6%
Total debt to capitalization	28.7%	27.7%	32.8%	44.0%	35.5%
Book value per share	$16.84	$15.38	$13.78	$11.77	$13.51
Closing stock price high	20.91	19.92	20.40	13.88	19.44
Closing stock price low	14.17	14.84	12.02	4.40	12.14
Notes to Five-Year Financial Summary

a.	Fiscal 2012 included a $15 million non-cash charge related to the impairment of non-core assets in China and a pretax charge of $167 million related to the early extinguishment of debt.

b.
Fiscal 2011 included an $11 million non-operating gain related to the sale of interest in an equity method investment and a $21 million reduction to income tax expense related to a reversal of reserves for foreign uncertain tax positions.

c.
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

d.	Fiscal 2009 was a 53-week year, while the other years presented were 52-week years.

e.	Fiscal 2009 included a $560 million non-tax deductible charge related to Beef segment goodwill impairment and a $15 million pretax charge related to closing a prepared foods plant.

f.
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
OVERVIEW

•
General – As a result of improved internal performance, strong exports and favorable domestic chicken market conditions, our operating results remained strong in fiscal 2012 despite a $2.2 billion increase in input costs. The following are a few of the key drivers:

•
We continued to focus on maximizing our margins through margin management and operational efficiency improvements. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added products initiatives. The operational efficiencies occurred in the areas of yields, cost reduction and labor management.

•
Domestic chicken market conditions improved in fiscal 2012 driven by reduced industry supplies. The improved domestic chicken market conditions were partially offset by operating losses in our foreign start-up businesses. Our Beef segment experienced periods of reduced demand for beef products, particularly in the first half of fiscal 2012, but was able to remain profitable as a result of improved balance between beef demand and cattle supply. Our Pork segment remained within its normalized operating margin range despite periods of unfavorable pricing environments due to periods of increased domestic availability of pork products. Our Prepared Foods segment experienced favorable mix changes and lower raw material costs resulting in earnings within its operating margin range.

•
Margins – With an operating margin of 3.8% in fiscal 2012, we have achieved operating income exceeding $1.2 billion for three consecutive years. The following is a summary of operating margins by segment:

•	Chicken – 3.8% (or 4.0% excluding $15 million related to the impairment of non-core assets)

•	Beef – 1.6%

•	Pork – 7.6%

•	Prepared Foods – 5.6%

•
Debt and Liquidity – During fiscal 2012, we generated $1.2 billion of operating cash flows. Additionally, we issued $1.0 billion of 4.50% senior notes due in 2022 and used the proceeds to retire all of our 10.50% senior notes due in 2014. As a result of this transaction, we will realize approximately $55 million in annualized interest savings. We also repurchased 12.5 million shares of our stock for $230 million under our share repurchase program in fiscal 2012. At September 29, 2012, we had $2.0 billion of liquidity, which includes the availability under our credit facility and $1.1 billion of cash and cash equivalents.

•	Our accounting cycle resulted in a 52-week year for fiscal 2012, 2011 and 2010.

	in millions, except per share data
	2012	2011	2010
Net income attributable to Tyson	$583	$750	$780
Net income attributable to Tyson – per diluted share	1.58	1.97	2.06
2012 – Net income included the following items:

•	$15 million non-cash charge, or $0.04 per diluted share, related to the impairment of non-core assets in China; and

•	$167 million pretax charge, or $0.29 per diluted share, related to the early extinguishment of debt.
2011 – Net income included the following items:

•	$11 million gain, or $0.03 per diluted share, related to a sale of interests in an equity method investment; and

•	$21 million reduction to income tax expense, or $0.05 per diluted share, related to a reversal of reserves for foreign uncertain tax positions.
2010 – Net income included the following items:

•	$61 million in pretax charges, or $0.09 per diluted share, related to losses on notes repurchased during fiscal 2010;

•	$29 million non-cash, non-tax deductible charge, or $0.07 per diluted share, related to a full goodwill impairment in an immaterial Chicken segment reporting unit;

•	$12 million non-cash, non-tax deductible charge, or $0.03 per diluted share, related to the impairment of an equity method investment; and

•	$38 million pretax gain, or $0.06 per diluted share, from insurance proceeds.

FISCAL 2013 OUTLOOK
Our continued capital investment in our businesses, strong liquidity and reduced interest expense has put us in a strong position as we begin a challenging fiscal 2013. The drought conditions in the summer of 2012 reduced grain supplies, which will result in higher input costs as well as increased costs for cattle and hog producers. USDA data indicates in fiscal 2013 overall domestic protein production (chicken, beef, pork and turkey) is expected to decrease 2% compared to fiscal 2012, which should continue to support improved pricing. The following is a summary of the fiscal 2013 outlook for each of our segments, as well as an outlook on sales, capital expenditures, net interest expense, debt and liquidity, share repurchases and dividends:

•
Chicken – Current USDA data shows U.S. chicken production will be down slightly in fiscal 2013. Due to the reduced crop supply, we expect higher grain costs in fiscal 2013 compared to fiscal 2012 of approximately $600 million. However, the capital investment and significant operational, mix and pricing improvements we have made in our Chicken segment have better positioned us to adapt to rising grain prices. For fiscal 2013, we anticipate our Chicken segment will remain profitable, but could be below our normalized range of 5.0%-7.0%.

•
Beef – We expect to see a reduction of industry fed cattle supplies of 2-3% in fiscal 2013 as compared to fiscal 2012. Although we generally expect adequate supplies in regions we operate our plants, there may be periods of imbalance of fed cattle supply and demand. We anticipate beef exports will remain strong. For fiscal 2013, we believe our Beef segment will remain profitable, but could be below our normalized range of 2.5%-4.5%.

•
Pork – We expect industry hog supplies in fiscal 2013 to be flat compared to fiscal 2012 and pork exports to remain strong. For fiscal 2013, we believe our Pork segment will be in or above our normalized range of 6.0%-8.0%.

•
Prepared Foods – We expect operational improvements and increased pricing to offset increased raw material costs. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. For fiscal 2013, we believe our Prepared Foods segment will remain in its normalized range of 4.0%-6.0%.

•
Sales – We expect fiscal 2013 sales to increase to approximately $35 billion mostly resulting from price increases related to decreases in domestic availability of protein and rising raw material costs.

•
Capital Expenditures – Our preliminary capital expenditures plan for fiscal 2013 is approximately $550 million. The reduction in planned capital expenditures from fiscal 2012 is primarily a result of an anticipated rise in working capital needs in fiscal 2013. Once we gain more visibility into our working capital needs, or should forecasted conditions change, we may raise our capital expenditures target. We will continue to make significant investments in our production facilities for high return operational efficiencies, other profit improvement projects and development of our foreign operations.

•	Net Interest Expense – We expect fiscal 2013 net interest expense will approximate $140 million.

•
Debt and Liquidity – We do not have any significant maturities of debt due until October 2013. We may use our available cash to repurchase notes when available at attractive rates. Total liquidity at September 29, 2012, was $2.0 billion, well above our goal to maintain liquidity in excess of $1.2 billion.

•
Share Repurchases – We expect to continue repurchasing shares under our share repurchase plan. In fiscal 2012, we repurchased 12.5 million shares for approximately $230 million. As of September 29, 2012, 35.2 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements.

•
Dividends – On November 15, 2012, the Board of Directors declared a special dividend of $0.10 per share on our Class A common stock and $0.09 per share on our Class B common stock. Additionally, the Board increased the quarterly dividend previously declared on August 3, 2012, to $0.05 per share on our Class A common stock and $0.045 per share on our Class B common stock. Both the special dividend and the increased quarterly dividend are payable on December 14, 2012, to shareholders of record at the close of business on November 30, 2012. The Board also declared a quarterly dividend of $0.05 per share on our Class A common stock and $0.045 per share on our Class B common stock, payable on March 31, 2013, to shareholders of record at the close of business on March 1, 2013.

SUMMARY OF RESULTS

Sales	in millions
	2012	2011	2010
Sales	$33,278	$32,266	$28,430
Change in sales volume	(4.3)%	1.7%
Change in average sales price	7.7%	11.8%
Sales growth	3.1%	13.5%
2012 vs. 2011 –

•
Average Sales Price – The increase in sales was largely due to an increase in average sales prices, which accounted for an increase of approximately $2.7 billion. All segments, with the exception of the Pork segment, had an increase in average sales prices largely due to continued tight domestic availability of protein and increased live and raw material costs. These increases were partially offset by a decrease in average sales price in the Pork segment which was driven down by lower live hog costs.

•
Sales Volume – Sales were negatively impacted by a decrease in sales volume, which accounted for a decrease of $1.7 billion. All segments, with the exception of the Pork segment, had a decrease in sales volume, with the majority of the decrease in the Beef segment.

2011 vs. 2010 –

•
Average Sales Price – The increase in sales was largely due to an increase in average sales prices, which accounted for an increase of approximately $3.4 billion. While all segments had an increase in average sales prices mostly due to price increases associated with rising raw material costs, the majority of the increase was driven by the Beef and Pork segments.

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $484 million. This was primarily due to increases in the Chicken and Pork segments, partially offset by decreases in the Beef and Prepared Foods segments.

Cost of Sales	in millions
	2012	2011	2010
Cost of sales	$31,118	$30,067	$25,916
Gross profit	$2,160	$2,199	$2,514
Cost of sales as a percentage of sales	93.5%	93.2%	91.2%
2012 vs. 2011 –

•	Cost of sales increased by approximately $1.0 billion. Higher input cost per pound increased cost of sales by approximately $2.2 billion, while lower sales volume decreased cost of sales $1.2 billion.

•	The $2.2 billion impact of higher input costs per pound was primarily driven by:

•	Increase in live cattle and hog costs of approximately $1.5 billion.

•	Increase in grain and feed ingredients of $320 million and increase in other growout operating costs of $50 million in our Chicken segment.

•	The $1.2 billion impact of lower sales volumes was driven by decreases in our Chicken, Beef and Prepared Foods segments, partially offset by an increase in sales volume in our Pork segment.
2011 vs. 2010 –

•
Cost of sales increased by approximately $4.1 billion. Higher input cost per pound increased cost of sales by approximately $3.7 billion, while higher sales volume increased cost of sales $445 million.

•	The $3.7 billion impact of higher input costs per pound was primarily driven by:

•	Increase in live cattle and hog costs of approximately $2.4 billion.

•
Increase in grain and feed ingredients of $675 million and increase in other growout operating costs of $74 million in our Chicken segment, which were partially offset by approximately $200 million of operational improvements.

•	Increase in raw material costs of $273 million in our Prepared Foods segment.

•	The $0.4 billion impact of higher sales volumes was primarily driven by:

•	Increases in sales volume in our Chicken and Pork segments partially offset by decreases in our Beef and Prepared Foods segments.

•	Increase of $145 million of costs of sales associated with Dynamic Fuels, which commenced production activities in fiscal 2011.

Selling, General and Administrative	in millions
	2012	2011	2010
Selling, general and administrative	$912	$914	$929
As a percentage of sales	2.7%	2.8%	3.3%
2011 vs. 2010 –

•	Decrease of $13 million related to reduced incentive-based compensation awarded during fiscal 2011.

Goodwill Impairment	in millions
	2012	2011	2010
	$—	$—	$29
2010 – Included the full impairment of an immaterial Chicken segment reporting unit.

Interest Income	in millions
	2012	2011	2010
	$12	$11	$14
2012/2011/2010 – Interest income remained at the current level primarily due to continued low interest rates.

Interest Expense	in millions
	2012	2011	2010
Cash interest expense	$151	$195	$245
Loss on early extinguishment of debt	167	—	—
Losses on notes repurchased	—	7	61
Non-cash interest expense	38	40	41
Total Interest Expense	$356	$242	$347
2012/2011/2010 –

•
Cash interest expense included interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due primarily to lower average weekly indebtedness of approximately 9% and 15% in fiscal 2012 and 2011, respectively. Additionally, the decrease in cash interest expense is due to lower average coupon rates compared to fiscal 2011 and 2010.

•
Loss on early extinguishment of debt included the amount paid exceeding the par value of debt, unamortized discount and unamortized debt issuance costs related to the full extinguishment of the 10.50% Senior Notes due 2014 (2014 Notes).

•
Losses on notes repurchased during fiscal 2011 and 2010 included the amount paid exceeding the carrying value of the notes repurchased, which primarily included the repurchases of the 8.25% Notes due October 2011 (2011 Notes) and the 6.60% Senior Notes due April 2016 (2016 Notes).

•
Non-cash interest expense primarily included interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This included debt issuance costs incurred on our revolving credit facility, the 2014 Notes, the 4.50% Senior Notes due 2022 (2022 Notes) issued in June 2012, as well as the accretion of the debt discount on the 3.25% Convertible Senior Notes due 2013 (2013 Notes), 2014 Notes and 2022 Notes.

Other (Income) Expense, net	in millions
	2012	2011	2010
	$(23)	$(20)	$20
2012 – Included $16 million of equity earnings in joint ventures and $4 million in net foreign currency exchange gains.
2011 – Included $11 million gain related to a sale of interests in an equity method investment.
2010 – Included $12 million charge related to the impairment of an equity method investment.

Effective Tax Rate
	2012	2011	2010
	37.9%	31.8%	36.4%
The effective tax rate on continuing operations was impacted by a number of items which result in a difference between our effective tax rate and the U.S. statutory rate of 35%. The table below reflects significant items impacting the rate as indicated.
2012 –

•	Domestic production activity deduction reduced the rate 1.9%.

•	General business credits reduced the rate 0.8%.

•	State income taxes increased the rate 1.6%.

•	Foreign rate differences and valuation allowances increased the rate 3.3%.
2011 –

•	Domestic production activity deduction reduced the rate 2.3%.

•	Net decrease in unrecognized tax benefits reduced the rate 1.7%.

•	General business credits reduced the rate 0.9%.

•	State income taxes increased the rate 1.6%.
2010 –

•	Domestic production activity deduction reduced the rate 2.0%.

•	Decrease in unrecognized tax benefits reduced the rate 1.4%.

•	Decrease in state valuation allowances reduced the rate 1.0%.

•	State income taxes increased the rate 3.4%.

SEGMENT RESULTS
We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment income (loss).

						in millions
	Sales			Operating Income (Loss)
	2012	2011	2010	2012	2011	2010
Chicken	$11,591	$11,017	$10,062	$446	$164	$519
Beef	13,755	13,549	11,707	218	468	542
Pork	5,510	5,460	4,552	417	560	381
Prepared Foods	3,237	3,215	2,999	181	117	124
Other	167	127	—	(14)	(24)	(10)
Intersegment Sales	(982)	(1,102)	(890)	—	—	—
Total	$33,278	$32,266	$28,430	$1,248	$1,285	$1,556

Chicken Segment Results					in millions
	2012	2011	Change 2012 vs. 2011	2010	Change 2011 vs. 2010
Sales	$11,591	$11,017	$574	$10,062	$955
Sales Volume Change			(3.6)%		4.6%
Average Sales Price Change			9.2%		4.7%
Operating Income	$446	$164	$282	$519	$(355)
Operating Margin	3.8%	1.5%		5.2%
2012 – Operating income included a $15 million non-cash charge related to the impairment of non-core assets in China.
2010 – Operating income included a $38 million gain from insurance proceeds and a $29 million non-cash, non-tax deductible charge related to a full goodwill impairment of an immaterial Chicken segment reporting unit.
2012 vs. 2011 –

•
Sales Volume – The decrease in sales volumes in fiscal 2012 was primarily attributable to the impact of domestic production cuts we made in late fiscal 2011 and maintained throughout fiscal 2012, in order to balance our supply with forecasted customer demand. These production cuts reduced our total domestic slaughter pounds by approximately 4% in fiscal 2012, but were partially offset by increases in international sales volumes and open-market meat purchases.

•	Average Sales Price – The increase in average sales prices is primarily due to mix changes and price increases associated with reduced industry supply and increased input costs.

•
Operating Income – The increase in operating income was largely due to the increase in average sales price and operational improvements, partially offset by reduced sales volumes, increased grain, feed ingredients and other growout costs and losses incurred in our foreign start-up businesses.

•
Grain, Feed Ingredients and Growout Costs – Operating results were negatively impacted in fiscal 2012 by an increase in grain and feed ingredients costs of $320 million and an increase in other growout operating costs of $50 million.

•
Operational Improvements – Operating results were positively impacted by approximately $115 million of operational improvements, primarily attributed to improvements in yield, mix and processing optimization.

•
Start-up Businesses – Our foreign start-up businesses in Brazil and China incurred operating losses of approximately $105 million in fiscal 2012, which included $15 million for the impairment of non-core assets.

•
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to grain and energy purchases. These amounts exclude the impact from related physical purchase transactions, which impact current and future period operating results.

Income/(Loss) – in millions
2012	$(25)
2011	41
Decline in operating results	$(66)
2011 vs. 2010 –

•
Sales Volume – A 2.1% increase in slaughter pounds that mostly occurred in the first three quarters of fiscal 2011 and a reduction of volumes in ending inventory in fiscal 2011 as compared to fiscal 2010, primarily drove the 4.6% increase in sales volume for fiscal 2011.

•	Average Sales Price – The increase in average sales prices is primarily due to mix changes and price increases associated with increased input costs.

•	Operating Income –

•
Grain, Feed Ingredients and Growout Costs – Operating results were negatively impacted in fiscal 2011 by an increase in grain and feed ingredients costs of $675 million and an increase in other growout operating costs of $74 million.

•
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

Income/(Loss) – in millions
2011	$41
2010	(6)
Improvement in operating results	$47

Beef Segment Results					in millions
	2012	2011	Change 2012 vs. 2011	2010	Change 2011 vs. 2010
Sales	$13,755	$13,549	$206	$11,707	$1,842
Sales Volume Change			(11.3)%		(1.0)%
Average Sales Price Change			14.4%		16.9%
Operating Income	$218	$468	$(250)	$542	$(74)
Operating Margin	1.6%	3.5%		4.6%
2012 vs. 2011 –

•	Sales and Operating Income –

•
Average sales price increased due to price increases associated with increased livestock costs. Sales volume decreased due to a reduction in live cattle processed and outside tallow purchases. Operating income decreased due to higher fed cattle costs and periods of reduced demand for beef products, which made it difficult to pass along increased input costs, as well as lower sales volumes and increased employee related operating costs.

•
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live cattle. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) – in millions
2012	$31
2011	(41)
Improvement in operating results	$72
2011 vs. 2010 –

•	Sales and Operating Income –

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

Income/(Loss) – in millions
2011	$(41)
2010	(15)
Decline in operating results	$(26)

Pork Segment Results					in millions
	2012	2011	Change 2012 vs. 2011	2010	Change 2011 vs. 2010
Sales	$5,510	$5,460	$50	$4,552	$908
Sales Volume Change			2.4%		4.1%
Average Sales Price Change			(1.5)%		15.2%
Operating Income	$417	$560	$(143)	$381	$179
Operating Margin	7.6%	10.3%		8.4%
2012 vs. 2011 –

•	Sales and Operating Income –

•
Average sales price decreased due to increased domestic availability of pork products, which drove lower live hog costs. Operating income decreased due to compressed pork margins caused by the excess domestic availability of pork products. We were able to maintain strong operating margins by maximizing our revenues relative to the live hog markets, partially due to strong export sales and operational and mix performance.

•
Derivative Activities – Operating results included the following amounts for commodity risk management activities related to forward futures contracts for live hogs. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Income/(Loss) – in millions
2012	$66
2011	(32)
Improvement in operating results	$98
2011 vs. 2010 –

•	Sales and Operating Income –

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

Income/(Loss) – in millions
2011	$(32)
2010	(36)
Improvement in operating results	$4

Prepared Foods Segment Results				in millions
	2012	2011	Change 2012 vs. 2011	2010	Change 2011 vs. 2010
Sales	$3,237	$3,215	$22	$2,999	$216
Sales Volume Change			(0.9)%		(2.2)%
Average Sales Price Change			1.6%		9.6%
Operating Income	$181	$117	$64	$124	$(7)
Operating Margin	5.6%	3.6%		4.1%
2012 vs. 2011 –

•
Sales and Operating Income – Operating margins were positively impacted by lower raw material costs of $75 million and increased average sales prices, which were partially offset by lower volumes and increased operational costs of approximately $30 million, largely due to costs related to revamping our lunchmeat business and the start-up of a new pepperoni plant. Because many of our sales contracts are formula based or shorter-term in nature, we typically offset changing input costs through pricing. However, there is a lag time for price changes to take effect, which is what we experienced during fiscal 2011.

2011 vs. 2010 –

•
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

Cash Flows from Operating Activities		in millions
	2012	2011	2010
Net income	$576	$733	$765
Non-cash items in net income:
Depreciation and amortization	499	506	497
Deferred income taxes	140	86	18
Loss on early extinguishment of debt	167	—	—
Impairment of goodwill	—	—	29
Impairment of assets	34	18	36
Other, net	18	49	76
Net changes in working capital	(247)	(346)	11
Net cash provided by operating activities	$1,187	$1,046	$1,432

•
Cash flows associated with Loss on early extinguishment of debt included the amount paid exceeding the par value of debt, unamortized discount and unamortized debt issuance costs related to the full extinguishment of the 2014 Notes.

•	Cash flows associated with changes in working capital:

•
2012 – Decreased due to the increase in inventory and accounts receivable balances, partially offset by the increase in accounts payable. The higher inventory and accounts receivable balances were driven by significant increases in input costs and price increases associated with the increased input costs.

•
2011 – Decreased due to the increase in inventory and accounts receivable balances, partially offset by the increase in accounts payable. The higher inventory and accounts receivable balances were driven by significant increases in input costs and price increases associated with the increased input costs.

•
2010 – Increased due to the increase in accrued salaries, wages and benefits and accounts payable balances, almost entirely offset by the increase in inventory and accounts receivable balances. The increase in accrued salaries, wages and benefits is primarily due to the accruals for incentive-based compensation.

Cash Flows from Investing Activities			in millions
	2012	2011	2010
Additions to property, plant and equipment	$(690)	$(643)	$(550)
Proceeds from sale (purchases) of marketable securities, net	(11)	(80)	(4)
Proceeds from notes receivable	—	51	—
Change in restricted cash to be used for investing activities	—	—	43
Other, net	41	28	11
Net cash used for investing activities	$(660)	$(644)	$(500)

•
Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities. In fiscal 2012 and 2011, our capital spending was primarily for production efficiencies in our operations and for ongoing development of foreign operations. In fiscal 2010, our capital spending was primarily related to production efficiencies in our operations, construction of Dynamic Fuels’ facility and development of our foreign operations.

•
Capital spending for fiscal 2013 is expected to approximate $550 million, and includes spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our foreign operations. The reduction in planned capital expenditures from fiscal 2012 is primarily a result of an anticipated rise in working capital needs in fiscal 2013. Once we gain more visibility into our working capital needs, or should forecasted conditions change, we may raise our capital expenditures target.

•	Purchases of marketable securities included funding for our deferred compensation plans.

•	Proceeds from notes receivable totaling $51 million in fiscal 2011 related to the collection of notes receivable received in conjunction with the sale of a business operation in fiscal 2009.

•
Change in restricted cash – In fiscal 2009, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. The cash received from these bonds was restricted and could only be used towards the construction of the Dynamic Fuels’ facility. The Dynamic Fuels' facility was complete in October 2010.

Cash Flows from Financing Activities			in millions
	2012	2011	2010
Payments on debt	$(993)	$(500)	$(1,034)
Net proceeds from borrowings	1,116	115	—
Purchase of redeemable noncontrolling interest	—	(66)	—
Change in restricted cash to be used for financing activities	—	—	140
Purchases of Tyson Class A common stock	(264)	(207)	(48)
Dividends	(57)	(59)	(59)
Other, net	27	59	42
Net cash used for financing activities	$(171)	$(658)	$(959)

•	Payments on debt included –

•	2012 – $885 million for the extinguishment of the 2014 Notes and $103 million related to borrowings at our foreign operations.

•	2011 – $315 million of 2011 Notes; $63 million of 2016 Notes; $2 million of 7.0% Notes due May 2018 (2018 Notes); and $103 million related to borrowings at our foreign operations.

•
2010 – $524 million of 2011 Notes; $222 million of 2016 Notes; $140 million of 7.95% Notes due February 2010 (using the restricted cash held in a blocked cash collateral account for the retirement of these notes); $52 million of 2018 Notes; and $61 million related to the premiums on notes repurchased during the year.

•	Net proceeds from borrowings included –

•
2012 – We received net proceeds of $995 million from the issuance of the 2022 Notes. We used the net proceeds towards the extinguishment of the 2014 Notes, including the payments of accrued interest and related premiums, and general corporate purposes. Additionally, our foreign operations received proceeds of $115 million from borrowings. Total debt related to our foreign operations was $102 million at September 29, 2012 ($62 million current, $40 million long-term).

•
2011 – Our foreign operations received proceeds of $106 million from borrowings. Total debt related to our foreign operations was $98 million at October 1, 2011 ($58 million current, $40 million long-term). Additionally, Dynamic Fuels received $9 million in proceeds from short term notes in fiscal 2011.

•
In fiscal 2011, the minority interest partner in our 60%-owned Shandong Tyson Xinchang Foods (currently referred to as Shandong Tyson) joint ventures in China exercised put options requiring us to purchase its entire 40% equity interest. The transaction closed in fiscal 2011 for cash consideration totaling $66 million.

•	Purchases of Tyson Class A common stock include:

•	$230 million and $170 million for shares repurchased pursuant to our share repurchase program in fiscal 2012 and 2011, respectively; and

•	$34 million, $37 million and $48 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2012, 2011 and 2010, respectively.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit under Revolving Credit Facility (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$1,071
Revolving credit facility	August 2017	$1,000	$38	$—	$962
Total liquidity					$2,033

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of workers’ compensation insurance programs and derivative activities.

•
Our 2013 Notes may be converted to Class A stock early during any fiscal quarter in the event our Class A stock trades at or above $21.96 for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. In this event, the note holders may require us to pay outstanding principal in cash, which totaled $458 million at September 29, 2012. Any conversion premium would be paid in shares of Class A stock. The conditions for early conversion were not met in our fourth quarter of fiscal 2012, and thus, the notes may not be converted in our first quarter of fiscal 2013. On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, which is October 15, 2013, holders may convert their notes at any time, regardless of the foregoing circumstances. Due to the early conversion option regardless of conversion conditions beginning in July 2013, we have recorded the 2013 Notes balance of $458 million and remaining discount of $22 million as Current debt in our Consolidated Balance Sheets at September 29, 2012. Should the holders exercise their early conversion option, we would use current cash on hand and/or cash flow from operations for principal payments. We presently plan to use current cash on hand and/or cash flows from operations for payment on the 2013 Notes not converted early upon maturity.

•
At September 29, 2012, approximately 29% of our cash is held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs, but rather we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

•	Our current ratio was 1.91 to 1 and 2.01 to 1 at September 29, 2012, and October 1, 2011, respectively.
Capital Resources
Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of September 29, 2012, we had outstanding letters of credit totaling $38 million issued under this facility, none of which were drawn upon, which left $962 million available for borrowing. Our revolving credit facility is funded by a syndicate of 43 banks, with commitments ranging from $0.3 million to $90 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At September 29, 2012, and October 1, 2011, the ratio of our debt-to-total capitalization was 28.7% and 27.7%, respectively. For the purpose of this calculation, debt is defined as the sum of current and long-term debt. Total capitalization is defined as debt plus Total Shareholders’ Equity. Our ratio of debt to our total capitalization increased in fiscal 2012 primarily resulting from the net increase in our debt balance from issuing the $1.0 billion 2022 Notes and extinguishing the $810 million 2014 Notes.

Credit Ratings
2016 Notes
On November 13, 2008, Moody’s Investors Service, Inc. (Moody’s) downgraded the credit rating from "Ba1" to "Ba3." This downgrade increased the interest rate on the 2016 Notes from 7.35% to 7.85%, effective beginning with the six-month interest payment due April 1, 2009.
On August 19, 2010, Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), upgraded the credit rating from "BB" to "BB+." On September 2, 2010, Moody’s upgraded the credit rating from "Ba3" to "Ba2." These upgrades decreased the interest rate on the 2016 Notes from 7.85% to 7.35%, effective beginning with the six-month interest payment due October 1, 2010.
On February 24, 2011, S&P upgraded the credit rating of these notes from "BB+" to "BBB-." On March 29, 2011, Moody’s upgraded the credit rating of these notes from "Ba2" to "Ba1." These upgrades decreased the interest rate on the 2016 Notes from 7.35% to 6.85%, effective beginning with the six-month interest payment due April 1, 2011.
On June 7, 2012, Moody's upgraded the credit rating of these notes from "Ba1" to "Baa3." This upgrade decreased the interest rate on the 2016 Notes from 6.85% to 6.60%, effective beginning with the six-month interest payment due October 1, 2012.
A one-notch downgrade by either ratings agency would increase the interest rates on the 2016 Notes by 0.25%.

Revolving Credit Facility
S&P’s corporate credit rating for Tyson Foods, Inc. is "BBB-." Moody’s senior, unsecured, subsidiary guaranteed long-term debt rating for Tyson Foods, Inc. is "Baa3." Fitch Ratings', a wholly owned subsidiary of Fimalac, S.A. (Fitch), issuer default rating for Tyson Foods, Inc. is "BBB." The below table outlines the fees paid on the unused portion of the facility (facility fee rate) and letter of credit fees (undrawn letter of credit fee and borrowing spread) depending on the rating levels of Tyson Foods, Inc. from S&P, Moody's and Fitch.

Ratings Level (S&P/Moody's/Fitch)	Facility Fee Rate	Undrawn Letter of Credit Fee and Borrowing Spread
BBB+/Baa1/BBB+ or above	0.150%	1.125%
BBB/Baa2/BBB	0.175%	1.375%
BBB-/Baa3/BBB- (current level)	0.225%	1.625%
BB+/Ba1/BB+	0.275%	1.875%
BB/Ba2/BB or lower or unrated	0.325%	2.125%
In the event the rating levels are split, the applicable fees and spread will be based upon the rating level in effect for two of the rating agencies, or, if all three rating agencies have different rating levels, the applicable fees and spread will be based upon the rating level that is between the rating levels of the other two rating agencies.
Debt Covenants
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into sale/leaseback or hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt to capitalization ratios.
Our 2022 Notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at September 29, 2012.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of September 29, 2012:

					in millions
	Payments Due by Period
	2013	2014-2015	2016-1017	2018 and thereafter	Total
Debt and capital lease obligations:
Principal payments (1)	$537	$35	$650	$1,238	$2,460
Interest payments (2)	122	232	138	260	752
Guarantees (3)	21	56	24	32	133
Operating lease obligations (4)	101	119	53	55	328
Purchase obligations (5)	819	109	61	86	1,075
Capital expenditures (6)	400	33	—	—	433
Other long-term liabilities (7)	8	5	4	30	47
Total contractual commitments	$2,008	$589	$930	$1,701	$5,228

(1)	In the event of a default on payment, acceleration of the principal payments could occur.

(2)	Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective rates at September 29, 2012, and expected payment dates.

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

(6)	Amounts include estimated amounts to complete buildings and equipment under construction as of September 29, 2012.

(7)	Amounts include items that meet the definition of a purchase obligation and are recorded in the Consolidated Balance Sheets.

In addition to the amounts shown above in the table, we have unrecognized tax benefits of $168 million and related interest and penalties of $64 million at September 29, 2012, recorded as liabilities. During fiscal 2013, tax audit resolutions could potentially change these amounts by approximately $20 million because tax positions are sustained on audit.
The maximum contractual obligation associated with our cash flow assistance programs at September 29, 2012, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $275 million, or approximately $250 million remaining maximum commitment after netting the cash flow assistance related receivables.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion under Part II, Item 8, Notes to Consolidated Financial Statements, Note 1: Business and Summary of Significant Accounting Policies for recently issued accounting pronouncements and Note 2: Changes in Accounting Principles for recently adopted accounting pronouncements.

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

A 10% change in our marketing accruals at September 29, 2012, would impact pretax earnings by approximately $15 million.

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

A 10% increase in the actuarial estimate at September 29, 2012, would result in an increase in the amount we recorded for our self-insurance liability of approximately $6 million. A 10% decrease in the actuarial estimate at September 29, 2012, would result in a decrease in the amount we recorded for our self-insurance liability of approximately $23 million.

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

We recorded impairment charges related to long-lived assets of $25 million, $15 million and $19 million, respectively, in fiscal 2012, 2011 and 2010.

Our impairment analysis contains uncertainties due to judgment in assumptions and estimates surrounding undiscounted future cash flows of the long-lived asset, including forecasting useful lives of assets and selecting the discount rate that reflects the risk inherent in future cash flows to determine fair value.

Our Dynamic Fuels consolidated joint venture began commercial operations in October of 2010 and has incurred net operating losses of $14 million and $24 million in fiscal 2012 and 2011, respectively. The plant has experienced mechanical difficulties, pre-treatment system performance issues and hydrogen supply disruptions, which have contributed to plant down time and higher than expected operational costs. Upgrades to the feedstock pre-treatment systems and improvements to the mechanical reliability of the plant are currently ongoing. If the plant upgrades and improvements fail to improve operational performance, or should industry economics make the plant uneconomical to operate, we may be required to assess the recoverability of Dynamic Fuels' long-lived assets to determine whether an impairment exists.

Additionally, we continue to evaluate our international operations and strategies, which may expose us to future impairment losses.

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

Impairment of goodwill and other intangible assets
Description: Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than carrying amount or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test.
The quantitative goodwill impairment test is performed using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the quantitative impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.
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
For other indefinite life intangible assets, a qualitative assessment can also be performed to determine whether the existence of events and circumstances indicates it is more likely than not an intangible asset is impaired. Similar to goodwill, we can also elect to forgo the qualitative test for indefinite life intangible assets and perform the quantitative test. Upon performing the quantitative test, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We elected to forgo the qualitative assessments on our indefinite life intangible assets for the fiscal 2012 impairment test.
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
We include assumptions about sales, operating margins and growth rates which consider our budgets, business plans and economic projections, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Generally, we utilize normalized operating margin assumptions based on future expectations and operating margins historically realized in the reporting units' industries. For the fiscal 2012 impairment test of material reporting units, our Domestic Chicken and Beef reporting units generally utilized operating margins in future years in excess of the operating margin realized in the most recent year.
Our Domestic Chicken reporting unit had goodwill at September 29, 2012, totaling $900 million or 95% of our Chicken segment's goodwill. We generally assumed operating margins in future years would return to our normalized range of 5.0% to 7.0%, as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized in the current fiscal year, we would have still passed the first step of the annual impairment test. Valuing the Domestic Chicken reporting unit utilizing projected operating margins averaging less than 3.3% (breakeven), or a 2.3% increase in the discount rate used in fiscal 2012, would have caused the carrying value of the Domestic Chicken reporting unit to be in excess of fair value, which would have required the second step to be performed. Although our Domestic Chicken reporting unit realized operating margins in fiscal 2012 in excess of the breakeven operating margins required to pass the first step, the Domestic Chicken reporting unit may be challenged in fiscal 2013 to realize this level of operating margins, due to the expected temporary challenging market conditions in fiscal 2013.
Our Beef reporting unit, which is our Beef operating segment, had goodwill at September 29, 2012, totaling $563 million. We generally assumed operating margins in future years would return to our normalized range of 2.5% to 4.5%, as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized in the current fiscal year, we would have still passed the first step of the annual impairment test. Valuing the Beef reporting unit utilizing projected operating margins averaging less than 1.4% (breakeven), or a 3.6% increase in the discount rate used in fiscal 2012, would have caused the carrying value of the Beef reporting unit to be in excess of fair value, which would have required the second step to be performed. Although our Beef reporting unit realized operating margins in fiscal 2012 in excess of the breakeven operating margins required to pass the first step, the Beef reporting unit may be challenged in fiscal 2013 to realize this level of operating margins, due to the expected temporary challenging market conditions in fiscal 2013.
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
Effect if Actual Results Differ From Assumptions: We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill and other intangible assets during the last three years other than the adoption of the new guidance allowing the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test.
The discount rate used in our annual goodwill impairment test decreased to an average of 8.0% in fiscal 2012 from 8.8% in fiscal 2011. There were no significant changes in the other key estimates and assumptions.
During fiscal 2012, 2011 and 2010, all of our material reporting units that underwent a quantitative test passed the first step of the goodwill impairment analysis and therefore, the second step was not necessary. In fiscal 2010, we recorded a $29 million full impairment of an immaterial Chicken segment reporting unit's goodwill.
Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates and our credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and other indefinite life intangible assets, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step, which could result in additional material impairments of our goodwill.
All of our material reporting units' estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination. Consequently, we do not currently consider any of our material reporting units at significant risk of failing the first step of the annual goodwill impairment test.
Our fiscal 2012 other indefinite life intangible asset impairment analysis did not result in a material impairment charge. A hypothetical 20% decrease in the fair value of intangible assets would not result in a material impairment.

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
Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 29, 2012, and October 1, 2011, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value	in millions
	2012	2011
Livestock:
Cattle	$42	$34
Hogs	37	57
Grain	30	11
Interest Rate Risk: At September 29, 2012, we had variable rate debt of $219 million with a weighted average interest rate of 3.9%. A hypothetical 10% increase in interest rates effective at September 29, 2012, and October 1, 2011, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At September 29, 2012, we had fixed-rate debt of $2.2 billion with a weighted average interest rate of 5.9%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $16 million at September 29, 2012, and $5 million at October 1, 2011. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at September 29, 2012, and October 1, 2011, related to the foreign exchange forward and option contracts would have a $21 million and $18 million impact, respectively, on pretax income. In the future, we may enter into more foreign exchange forward and option contracts as a result of our international growth strategy.

Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 29, 2012, and October 1, 2011, 17.1% and 16.5%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three years ended September 29, 2012
	in millions, except per share data
	2012	2011	2010
Sales	$33,278	$32,266	$28,430
Cost of Sales	31,118	30,067	25,916
Gross Profit	2,160	2,199	2,514
Operating Expenses:
Selling, general and administrative	912	914	929
Goodwill impairment	—	—	29
Operating Income	1,248	1,285	1,556
Other (Income) Expense:
Interest income	(12)	(11)	(14)
Interest expense	356	242	347
Other, net	(23)	(20)	20
Total Other (Income) Expense	321	211	353
Income before Income Taxes	927	1,074	1,203
Income Tax Expense	351	341	438
Net Income	576	733	765
Less: Net Loss Attributable to Noncontrolling Interest	(7)	(17)	(15)
Net Income Attributable to Tyson	$583	$750	$780
Weighted Average Shares Outstanding:
Class A Basic	293	303	303
Class B Basic	70	70	70
Diluted	370	380	379
Net Income per Share Attributable to Tyson:
Class A Basic	$1.64	$2.04	$2.13
Class B Basic	$1.48	$1.84	$1.91
Diluted	$1.58	$1.97	$2.06
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

September 29, 2012, and October 1, 2011
in millions, except share and per share data
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$1,071	$716
Accounts receivable, net	1,378	1,321
Inventories	2,809	2,587
Other current assets	145	156
Total Current Assets	5,403	4,780
Net Property, Plant and Equipment	4,022	3,823
Goodwill	1,891	1,892
Intangible Assets	129	149
Other Assets	451	427
Total Assets	$11,896	$11,071
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$515	$70
Accounts payable	1,372	1,264
Other current liabilities	943	1,040
Total Current Liabilities	2,830	2,374
Long-Term Debt	1,917	2,112
Deferred Income Taxes	558	424
Other Liabilities	549	476
Commitments and Contingencies (Note 19)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares in both 2012 and 2011	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares in both 2012 and 2011	7	7
Capital in excess of par value	2,278	2,261
Retained earnings	4,327	3,801
Accumulated other comprehensive loss	(63)	(79)
Treasury stock, at cost – 33 million shares in 2012, and 22 million shares in 2011	(569)	(365)
Total Tyson Shareholders’ Equity	6,012	5,657
Noncontrolling Interest	30	28
Total Shareholders’ Equity	6,042	5,685
Total Liabilities and Shareholders’ Equity	$11,896	$11,071

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Three years ended September 29, 2012
				in millions
	September 29, 2012		October 1, 2011		October 2, 2010
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock at beginning and end of year:
Class A	322	$32	322	$32	322	$32
Class B	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of year		2,261		2,243		2,236
Stock-based compensation		17		18		7
Balance at end of year		2,278		2,261		2,243

Retained Earnings:
Balance at beginning of year		3,801		3,113		2,399
Net income attributable to Tyson		583		750		780
Dividends		(57)		(59)		(59)
Redeemable noncontrolling interest accretion		—		(3)		(7)
Balance at end of year		4,327		3,801		3,113

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(79)		—		(34)
Hedge accounting		17		(17)		12
Investment accounting		—		(8)		—
Currency translation adjustments		3		(41)		27
Net change in postretirement liabilities		(4)		(13)		(5)
Balance at end of year		(63)		(79)		—

Treasury Stock:
Balance at beginning of year	22	(365)	15	(229)	16	(242)
Purchase of Tyson Class A common stock	14	(264)	12	(207)	3	(48)
Stock-based compensation	(3)	60	(5)	71	(4)	61
Balance at end of year	33	(569)	22	(365)	15	(229)

Total Shareholders’ Equity Attributable to Tyson		$6,012		$5,657		$5,166

Equity Attributable to Noncontrolling Interests
Balance at beginning of year		$28		$35		$33
Net loss attributable to noncontrolling interests (1)		(7)		(13)		(6)
Contributions by noncontrolling interest		9		8		10
Net foreign currency translation adjustment and other		—		(2)		(2)
Total Equity Attributable to Noncontrolling Interests		$30		$28		$35

Total Shareholders’ Equity		$6,042		$5,685		$5,201

Comprehensive Income:
Net income		$576		$733		$765
Other comprehensive income (loss), net of tax		16		(79)		34
Total Comprehensive Income		592		654		799
Less: Comprehensive Loss attributable to noncontrolling interest		(7)		(13)		(6)
Total Comprehensive Income attributable to Tyson		$599		$667		$805
See accompanying notes.

(1)	Excludes net loss related to redeemable noncontrolling interest of $(4) million and $(9) million, for fiscal 2011 and 2010, respectively.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended September 29, 2012
	in millions
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$576	$733	$765
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	443	433	416
Amortization	56	73	81
Deferred income taxes	140	86	18
Loss on early extinguishment of debt	167	—	—
Impairment of goodwill	—	—	29
Impairment of assets	34	18	36
Other, net	18	49	76
Increase in accounts receivable	(69)	(114)	(79)
Increase in inventories	(259)	(299)	(239)
Increase in accounts payable	106	152	101
Increase (decrease) in income taxes payable/receivable	8	(73)	(53)
Increase (decrease) in interest payable	5	19	(4)
Net change in other current assets and liabilities	(38)	(31)	285
Cash Provided by Operating Activities	1,187	1,046	1,432
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(690)	(643)	(550)
Purchases of marketable securities	(58)	(146)	(53)
Proceeds from sale of marketable securities	47	66	49
Proceeds from notes receivable	—	51	—
Change in restricted cash to be used for investing activities	—	—	43
Other, net	41	28	11
Cash Used for Investing Activities	(660)	(644)	(500)
Cash Flows From Financing Activities:
Payments on debt	(993)	(500)	(1,034)
Net proceeds from borrowings	1,116	115	—
Purchase of redeemable noncontrolling interest	—	(66)	—
Change in restricted cash to be used for financing activities	—	—	140
Purchases of Tyson Class A common stock	(264)	(207)	(48)
Dividends	(57)	(59)	(59)
Other, net	27	59	42
Cash Used for Financing Activities	(171)	(658)	(959)
Effect of Exchange Rate Change on Cash	(1)	(6)	1
Increase (Decrease) in Cash and Cash Equivalents	355	(262)	(26)
Cash and Cash Equivalents at Beginning of Year	716	978	1,004
Cash and Cash Equivalents at End of Year	$1,071	$716	$978
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
Consolidation: The consolidated financial statements include the accounts of all wholly-owned subsidiaries, as well as majority-owned subsidiaries over which we exercise control and, when applicable, entities for which we have a controlling financial interest or variable interest entities for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year: We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2012, 2011 and 2010.
Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. At September 29, 2012, and October 1, 2011, checks outstanding in excess of related book cash balances totaled approximately $265 million and $281 million, respectively.
Accounts Receivable: We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and relationships with and economic status of our customers. At September 29, 2012, and October 1, 2011, our allowance for uncollectible accounts was $33 million and $31 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.
Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.

		in millions
	2012	2011
Processed products:
Weighted-average method – chicken and prepared foods	$754	$715
First-in, first-out method – beef and pork	611	581
Livestock – first-in, first-out method	952	928
Supplies and other – weighted-average method	492	363
Total inventory	$2,809	$2,587
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

Goodwill and Other Intangible Assets: Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than carrying amount or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test.
The first step of the quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the quantitative impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was determined as the exit price a market participant would pay for the same business). We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and other indefinite life intangible assets.
We estimate the fair value of our reporting units using a discounted cash flow analysis, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. This analysis requires us to make various judgmental estimates and assumptions about sales, operating margins, growth rates and discount factors and is believed to reflect market participant views which would exist in an exit transaction. Generally, we utilize normalized operating margin assumptions based on future expectations and operating margins historically realized in the reporting units' industries. For the fiscal 2012 impairment test of material reporting units requiring a quantitative test, both our Domestic Chicken and Beef reporting units, which had goodwill at September 29, 2012, totaling $900 million and $563 million, respectively, utilized operating margins in future years in excess of the operating margins realized in the most recent year. We assumed operating margins in future years generally would return to our normalized range, as we believe this is consistent with market participant views in exit transactions. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step of the quantitative test in future years, which could result in material impairments of our goodwill.
During fiscal 2012, 2011 and 2010, all of our material reporting units that underwent the quantitative test passed the first step of the goodwill impairment analysis and therefore, the second step was not necessary. In fiscal 2010, we recorded a $29 million full impairment of an immaterial Chicken segment reporting unit's goodwill.
For our other indefinite life intangible assets, a qualitative assessment can also be performed to determine whether the existence of events and circumstances indicates it is more likely than not an intangible asset is impaired. Similar to goodwill, we can also elect to forgo the qualitative test for indefinite life intangible assets and perform the quantitative test. Upon performing the quantitative test, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of trademarks is determined using a royalty rate method based on expected revenues by trademark.
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

Variable Interest Entity: We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50% ownership interest. Dynamic Fuels qualifies as a variable interest entity for which we consolidate as we are the primary beneficiary. At September 29, 2012, Dynamic Fuels had $177 million of total assets, of which $146 million was net property, plant and equipment, and $124 million of total liabilities, of which $100 million was long-term debt. At October 1, 2011, Dynamic Fuels had $170 million of total assets, of which $144 million was net property, plant and equipment, and $116 million of total liabilities, of which $100 million was long-term debt.
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
Capital Stock: We have two classes of capital stock, Class A Common Stock, $0.10 par value (Class A stock) and Class B Common Stock, $0.10 par value (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of September 29, 2012, Tyson Limited Partnership (the TLP) owned 99.977% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 2.53% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 71.52% of the total voting power of the outstanding voting stock. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $0.16 and Class B dividends per share of $0.144 in each of fiscal years 2012, 2011 and 2010.
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
On May 11, 2011, we announced our Board of Directors reactivated a share repurchase program, which had no activity since fiscal 2005, to repurchase up to the remaining available 22.5 million shares of Class A common stock under the program. In May 2012, our Board of Directors approved an increase of 35 million shares authorized for repurchase under our share repurchase program. As of September 29, 2012, 35.2 million shares remained available for repurchase. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A Stock is as follows (in millions):

	September 29, 2012		October 1, 2011		October 2, 2010
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	12.5	$230	9.7	$170	—	$—
To fund certain obligations under equity compensation plans	1.8	34	2.0	37	3.2	48
Total share repurchases	14.3	$264	11.7	$207	3.2	$48

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
Advertising and Promotion Expenses: Advertising and promotion expenses are charged to operations in the period incurred. Customer incentive and trade promotion activities are recorded as a reduction to sales based on amounts estimated as being due to customers, based primarily on historical utilization and redemption rates, while other advertising and promotional activities are recorded as selling, general and administrative expenses. Advertising and promotion expenses for fiscal 2012, 2011 and 2010 were $496 million, $552 million and $505 million, respectively.
Research and Development: Research and development costs are expensed as incurred. Research and development costs totaled $43 million, $42 million and $38 million in fiscal 2012, 2011 and 2010, respectively.
Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements:
In June 2011, the Financial Accounting Standards Board (FASB) issued guidance regarding the presentation of comprehensive income. This guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance in the first quarter of fiscal 2013. Upon adoption, we will be required to present comprehensive income as part of our consolidated statements of income, or in a separate financial statement. Currently, we present such information in our notes to the consolidated financial statements. Other than changing the presentation of comprehensive income, we do not expect the adoption will have a significant impact on our consolidated financial statements.
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

NOTE 2: CHANGES IN ACCOUNTING PRINCIPLES
In May 2011, the FASB clarified the guidance around fair value measurements and disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance in the second quarter of fiscal 2012. The adoption did not have a significant impact on our consolidated financial statements.
In September 2011, the FASB issued guidance amending the way companies test for goodwill impairment, allowing the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We adopted the guidance in connection with our annual goodwill impairment test in the fourth quarter of fiscal 2012. The adoption did not have a significant impact on our consolidated financial statements.
In July 2012, the FASB issued guidance amending the way companies test for indefinite-lived intangible asset impairment, allowing the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. This guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. We adopted the guidance in connection with our annual indefinite-lived intangible assets impairment test in the fourth quarter of fiscal 2012. The adoption did not have a significant impact on our consolidated financial statements.
NOTE 3: ACQUISITIONS
In August 2009, we completed the establishment of related joint ventures in China referred to as Shandong Tyson Xinchang Foods (currently referred to as Shandong Tyson). The aggregate purchase price for our 60% equity interest was $21 million, which excludes $93 million of cash transferred to the joint venture for future capital needs. The purchase price included $29 million allocated to Intangible Assets and $19 million allocated to Goodwill, as well as the assumption of $76 million of Current and Long-Term Debt. In May 2011, the minority partner exercised put options requiring us to purchase its entire 40% equity interest. In August 2011, the transaction closed for $66 million.
In October 2008, we acquired three vertically integrated poultry companies in southern Brazil: Macedo Agroindustrial, Avicola Itaiopolis and Frangobras. The aggregate purchase price was $67 million. In addition, we had $15 million of contingent purchase price based on production volumes. The purchase price included $23 million allocated to Goodwill and $19 million allocated to Intangible Assets. Through fiscal 2012, we have paid $10 million of the contingent purchase price.
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
Major categories of property, plant and equipment and accumulated depreciation at September 29, 2012, and October 1, 2011:

	in millions
	2012	2011
Land	$101	$95
Building and leasehold improvements	2,868	2,698
Machinery and equipment	5,208	4,897
Land improvements and other	408	386
Buildings and equipment under construction	298	446
	8,883	8,522
Less accumulated depreciation	4,861	4,699
Net property, plant and equipment	$4,022	$3,823
Approximately $433 million will be required to complete buildings and equipment under construction at September 29, 2012.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table reflects goodwill activity for fiscal 2012 and 2011:

in millions
	Chicken	Beef	Pork	Prepared Foods	Consolidated
Balance at October 2, 2010
Goodwill	$979	$1,123	$317	$63	$2,482
Accumulated impairment losses	(29)	(560)	—	—	(589)
	950	563	317	63	1,893
Fiscal 2011 Activity:
Impairment losses	—	—	—	—	—
Currency translation and other	(1)	—	—	—	(1)
Balance at October 1, 2011
Goodwill	$978	$1,123	$317	$63	$2,481
Accumulated impairment losses	(29)	(560)	—	—	(589)
	$949	$563	$317	$63	$1,892

Fiscal 2012 Activity:
Impairment losses	—	—	—	—	—
Currency translation and other	(1)	—	—	—	(1)
Balance at September 29, 2012
Goodwill	977	1,123	317	63	2,480
Accumulated impairment losses	(29)	(560)	—	—	(589)
	$948	$563	$317	$63	$1,891
Other intangible assets by type at September 29, 2012, and October 1, 2011:

in millions
	2012	2011
Gross Carrying Value:
Trademarks	$56	$56
Patents, intellectual property and other	142	143
Land use rights	21	25
Less Accumulated Amortization	90	75
Total Intangible Assets	$129	$149
Beginning with the date benefits are realized, other intangible assets are amortized using the straight-line method over their estimated period of benefit of three to 30 years. Amortization expense of $16 million, $18 million and $19 million was recognized during fiscal 2012, 2011 and 2010, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to September 29, 2012, will be: 2013 - $16 million; 2014 - $15 million; 2015 - $15 million; 2016 - $14 million; 2017 - $12 million.
NOTE 6: OTHER CURRENT LIABILITIES
Other current liabilities at September 29, 2012, and October 1, 2011, include:

	in millions
	2012	2011
Accrued salaries, wages and benefits	$382	$407
Self-insurance reserves	274	298
Other	287	335
Total other current liabilities	$943	$1,040

NOTE 7: DEBT
The major components of debt are as follows (in millions):

	2012	2011
Revolving credit facility	$—	$—
Senior notes:
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
10.50% Senior notes due March 2014 (2014 Notes)	—	810
6.60% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
4.50% Senior notes due June 2022 (2022 Notes)	1,000	—
7.00% Notes due January 2028	18	18
Discount on senior notes	(28)	(76)
GO Zone tax-exempt bonds due October 2033 (0.20% at 9/29/2012)	100	100
Other	126	114
Total debt	2,432	2,182
Less current debt	515	70
Total long-term debt	$1,917	$2,112
Annual maturities of debt for the five fiscal years subsequent to September 29, 2012, are: 2013 - $537 million; 2014 - $22 million; 2015 - $13 million; 2016 - $646 million; 2017 - $4 million.
Revolving Credit Facility
In August 2012, we entered into a new $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit, which replaced our revolving credit facility scheduled to expire in February 2016. The facility will mature and the commitments thereunder will terminate in August 2017.
After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing at September 29, 2012, was $962 million. At September 29, 2012, we had outstanding letters of credit issued under this facility totaling $38 million, none of which were drawn upon. We had an additional $151 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.
This facility is unsecured. However, if at any time (the Collateral Trigger Date) we shall fail to have (a) a corporate rating from Moody's Investors Service, Inc. (Moody's) of "Ba1" or better, (b) a corporate rating from Standard & Poor's Ratings Services, a Standard & Poor's Financial Services LLC business (S&P), of "BB+" or better, or (c) a corporate rating from Fitch Ratings, a wholly owned subsidiary of Fimalac, S.A. (Fitch), of "BB+" or better, we, any subsidiary that has guaranteed any material indebtedness of the Company, and substantially all of our other domestic subsidiaries shall be required to secure the obligations under the credit agreement and related documents with a first-priority perfected security interest in our and such subsidiary's cash, deposit and securities accounts, accounts receivable and related assets, inventory and proceeds of any of the foregoing (the Collateral Requirement).
If on any date prior to any Collateral Trigger Date we shall have (a) a corporate rating from Moody's of "Baa2" or better, (b) a corporate rating from S&P of "BBB" or better and (c) a corporate rating from Fitch of "BBB" or better, in each case with stable or better outlook, then the Collateral Requirement will no longer be effective.
This facility is fully guaranteed by Tyson Fresh Meats, Inc (TFM Parent), our wholly owned subsidiary, until such date TFM Parent is released from all of its guarantees of other material indebtedness. If in the future any of our other subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall also be required to guarantee the indebtedness, obligations and liabilities under this facility.

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
On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of September 29, 2012, none of the conditions permitting conversion of the 2013 Notes had been satisfied. However, due to the early conversion option regardless of conversion conditions beginning in July 2013, we have recorded the 2013 Notes balance, net of remaining discount, as Current debt in our Consolidated Balance Sheets at September 29, 2012.
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

2014 Notes
In March 2009, we issued $810 million of senior unsecured notes, which were scheduled to mature in March 2014. The 2014 Notes carried a 10.50% interest rate, with interest payments due semi-annually on March 1 and September 1. These were issued at an original issue discount of $59 million, based on an issue price of 92.756% of face value. The 2014 Notes were fully and unconditionally guaranteed by substantially all of our domestic subsidiaries.
In June 2012, we commenced a cash tender offer to purchase any and all of the outstanding 2014 Notes. Upon completion of the tender offer, we repurchased $790 million principal amount of the 2014 Notes. We incurred a loss of $167 million related to the early extinguishment of the 2014 Notes, which was recorded in Interest expense in the Consolidated Statements of Income for fiscal 2012.
Subsequent to the settlement of the tender offer, we called for redemption the remaining aggregate principal amount of the 2014 Notes not validly tendered. In July 2012, we redeemed all of the remaining 2014 Notes.
2016 Notes
The 2016 Notes carried an interest rate at issuance of 6.60%, with an interest step up feature dependent on their credit rating. On August 19, 2010, S&P upgraded the credit rating of these notes from "BB" to "BB+." On September 2, 2010, Moody’s upgraded our credit rating from "Ba3" to "Ba2." These upgrades decreased the interest rate on the 2016 Notes from 7.85% to 7.35%, effective beginning with the six-month interest payment due October 1, 2010.
On February 24, 2011, S&P upgraded the credit rating of these notes from "BB+" to "BBB-." On March 29, 2011, Moody’s upgraded our credit rating from "Ba2" to "Ba1." These upgrades decreased the interest rate on the 2016 Notes from 7.35% to 6.85%, effective beginning with the six-month interest payment due April 1, 2011.
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
Debt Covenants
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into sale/leaseback or hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt to capitalization ratios.
Our 2022 Notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at September 29, 2012.

NOTE 8: INCOME TAXES
Detail of the provision for income taxes from continuing operations consists of the following:

			in millions
	2012	2011	2010
Federal	$310	$320	$374
State	22	21	44
Foreign	19	—	20
	$351	$341	$438

Current	$211	$255	$420
Deferred	140	86	18
	$351	$341	$438
The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2012	2011	2010
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	1.6	1.6	2.4
Unrecognized tax benefits, net	0.6	(1.7)	(1.4)
General business credits	(0.8)	(0.9)	(0.7)
Domestic production deduction	(1.9)	(2.3)	(2.0)
Foreign rate differences and valuation allowances	3.3	0.2	2.3
Other	0.1	(0.1)	0.8
	37.9%	31.8%	36.4%
During fiscal 2012, foreign tax rates different than the statutory federal rate increased the effective tax rate 2.2%. Tax expense was also impacted by foreign valuation allowances, which increased tax expense by $11 million, as well as the domestic production deduction, which decreased tax expense by $17 million.
During fiscal 2011, tax expense was impacted by the domestic production deduction, adjustments to reserves for uncertain tax positions due to domestic and foreign tax audit activities, and estimated general business credits, which decreased tax expense by $25 million, $19 million and $9 million, respectively.
During fiscal 2010, tax expense was impacted by the domestic production deduction and reductions in unrecognized tax benefits, which decreased tax expense by $24 million and $16 million, respectively.
Approximately $36 million of loss, $32 million of income and $27 million of loss from continuing operations before income taxes for fiscal 2012, 2011 and 2010, respectively, were from operations based in countries other than the United States.
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

The tax effects of major items recorded as deferred tax assets and liabilities are as follows:

				in millions
	2012		2011
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$542	$—	$401
Suspended taxes from conversion to accrual method	—	76	—	81
Intangible assets	—	35	—	35
Inventory	9	105	9	113
Accrued expenses	193	—	196	—
Net operating loss and other carryforwards	101	—	97	—
Insurance reserves	21	—	23	—
Other	69	90	80	68
	$393	$848	$405	$698
Valuation allowance	$(78)		$(92)
Net deferred tax liability		$533		$385
We record deferred tax amounts in Other current assets and in Deferred Income Taxes on the Consolidated Balance Sheets.
The deferred tax liability for property, plant and equipment increased significantly in fiscal 2012 due primarily to increased capital expenditures along with bonus depreciation for federal income tax purposes. The deferred tax liability for suspended taxes from conversion to accrual method represents the 1987 change from the cash to accrual method of accounting and will be recognized by 2027.
At September 29, 2012, our gross state tax net operating loss carryforwards approximated $580 million and expire in fiscal years 2013 through 2032. Gross foreign net operating loss carryforwards approximated $215 million, of which $112 million expire in fiscal years 2013 through 2022, and the remainder has no expiration. We also have tax credit carryforwards of approximately $22 million that expire in fiscal years 2013 through 2026.
We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $230 million and $339 million at September 29, 2012, and October 1, 2011, respectively. These earnings are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, we would be subject to federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.
The following table summarizes the activity related to our gross unrecognized tax benefits at September 29, 2012, October 1, 2011, and October 2, 2010:

			in millions
	2012	2011	2010
Balance as of the beginning of the year	$174	$184	$233
Increases related to current year tax positions	3	4	4
Increases related to prior year tax positions	5	21	11
Reductions related to prior year tax positions	(10)	(24)	(35)
Reductions related to settlements	(1)	(9)	(25)
Reductions related to expirations of statute of limitations	(3)	(2)	(4)
Balance as of the end of the year	$168	$174	$184
The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $154 million and $155 million at September 29, 2012, and October 1, 2011, respectively. We classify interest and penalties on unrecognized tax benefits as income tax expense. At September 29, 2012, and October 1, 2011, before tax benefits, we had $64 million and $58 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

As of September 29, 2012, we are subject to income tax examinations for U.S. federal income taxes for fiscal years 2003 through 2011. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2001 through 2011. During fiscal 2013, tax audit resolutions could potentially change our unrecognized tax benefits by approximately $20 million because tax positions are sustained on audit.
NOTE 9: OTHER INCOME AND CHARGES
During fiscal 2012, we recorded $16 million of equity earnings in joint ventures and $4 million in net foreign currency exchange gains, which were recorded in the Consolidated Statements of Income in Other, net.
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

NOTE 10: EARNINGS PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows:

	in millions, except per share data
	2012	2011	2010
Numerator:
Net income	$576	$733	$765
Less: Net loss attributable to noncontrolling interest	(7)	(17)	(15)
Net income attributable to Tyson	583	750	780
Less Dividends:
Class A ($0.16/share)	47	49	49
Class B ($0.144/share)	10	10	10
Undistributed earnings	$526	$691	$721

Class A undistributed earnings	$433	$572	$597
Class B undistributed earnings	93	119	124
Total undistributed earnings	$526	$691	$721

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	293	303	303
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	4	6	6
Convertible 2013 Notes	3	1	—
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	370	380	379

Net Income Per Share Attributable to Tyson:
Class A Basic	$1.64	$2.04	$2.13
Class B Basic	$1.48	$1.84	$1.91
Diluted	$1.58	$1.97	$2.06
Approximately 4 million, 4 million and 5 million in fiscal 2012, 2011 and 2010, respectively, of our stock-based compensation shares were antidilutive and were not included in the dilutive earnings per share calculation.
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
Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at September 29, 2012.
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
Cash flow hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2012, 2011 and 2010.
We had the following aggregated notional values of outstanding forward and option contracts accounted for as cash flow hedges (in millions, except soy meal tons):

	Metric	September 29, 2012	October 1, 2011
Commodity:
Corn	Bushels	12	6
Soy Meal	Tons	164,700	82,300
Foreign Currency	United States dollar	$80	$75
As of September 29, 2012, the net amounts expected to be reclassified into earnings within the next 12 months are pretax gains of $18 million related to grain and pretax losses of $2 million related to foreign currency. During fiscal 2012, 2011 and 2010, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives			Consolidated Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	2012	2011	2010		2012	2011	2010
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$24	$(5)	$6	Cost of Sales	$(16)	$25	$(6)
Foreign exchange contracts	(8)	9	1	Other Income/Expense	4	—	1
Total	$16	$4	$7		$(12)	$25	$(5)
Fair value hedges
We designate certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. We had the following aggregated notional values of outstanding forward contracts entered into to hedge forecasted commodity purchases which are accounted for as a fair value hedge (in millions):

	Metric	September 29, 2012	October 1, 2011
Commodity:
Live Cattle	Pounds	232	318
Lean Hogs	Pounds	239	601
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

		in millions
	Consolidated Statements of Income Classification	2012	2011	2010
Gain/(Loss) on forwards	Cost of Sales	$47	$(78)	$(58)
Gain/(Loss) on purchase contract	Cost of Sales	(47)	78	58
Ineffectiveness related to our fair value hedges was not significant during fiscal 2012, 2011 and 2010.
Foreign net investment hedges
We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant during fiscal 2012, 2011 and 2010. At September 29, 2012, and October 1, 2011, we had $27 million and $35 million, respectively, aggregate outstanding notional values related to our forward foreign currency contracts accounted for as foreign net investment hedges.
The following table sets forth the pretax impact of these derivative instruments on the Consolidated Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI on Derivatives			Consolidated Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	2012	2011	2010		2012	2011	2010
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$(2)	$(2)	$(1)	Other Income/Expense	$—	$—	$—

Undesignated positions
In addition to our designated positions, we also hold forward and option contracts for which we do not apply hedge accounting. These include certain derivative instruments related to commodities price risk, including grains, livestock, energy, foreign currency risk and interest rate risk. We mark these positions to fair value through earnings at each reporting date. We generally do not enter into undesignated positions beyond 18 months.
The objective of our undesignated grains, livestock and energy commodity positions is to reduce the variability of cash flows associated with the forecasted purchase of certain grains, energy and livestock inputs to our production processes. We also enter into certain forward sales of boxed beef and boxed pork and forward purchases of cattle and hogs at fixed prices. The fixed price sales contracts lock in the proceeds from a future sale and the fixed cattle and hog purchases lock in the cost. However, the cost of the livestock and the related boxed beef and boxed pork market prices at the time of the sale or purchase could vary from this fixed price. As we enter into fixed forward sales of boxed beef and boxed pork and forward purchases of cattle and hogs, we also enter into the appropriate number of livestock options and futures positions to mitigate a portion of this risk. Changes in market value of the open livestock options and futures positions are marked to market and reported in earnings at each reporting date, even though the economic impact of our fixed prices being above or below the market price is only realized at the time of sale or purchase. These positions generally do not qualify for hedge treatment due to location basis differences between the commodity exchanges and the actual locations when we purchase the commodities.
We have a foreign currency cash flow hedging program to hedge portions of forecasted transactions denominated in foreign currencies, primarily with forward and option contracts, to protect against the reduction in value of forecasted foreign currency cash flows. Our undesignated foreign currency positions generally would qualify for cash flow hedge accounting. However, to reduce earnings volatility, we normally will not elect hedge accounting treatment when the position provides an offset to the underlying related transaction that impacts current impacts.
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
We had the following aggregate outstanding notional values related to our undesignated positions (in millions, except soy meal tons):

	Metric	September 29, 2012	October 1, 2011
Commodity:
Corn	Bushels	19	17
Soy Meal	Tons	1,200	174,600
Soy Oil	Pounds	17	13
Live Cattle	Pounds	68	72
Lean Hogs	Pounds	108	19
Foreign Currency	United States dollars	$165	$110
Interest Rate	Average monthly notional debt	$27	$39
The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Statements of Income (in millions):

	Consolidated Statements of Income Classification	Gain/(Loss) Recognized in Earnings
		2012	2011	2010
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(10)	$20	$27
Commodity contracts	Cost of Sales	51	(2)	(20)
Foreign exchange contracts	Other Income/Expense	—	(3)	(5)
Interest rate contracts	Interest Expense	—	—	1
Total		$41	$15	$3

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Balance Sheets (in millions):

	Fair Value
	2012	2011
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$32	$3
Foreign exchange contracts	—	12
Total derivative assets – designated	32	15

Derivatives not designated as hedging instruments:
Commodity contracts	21	21
Foreign exchange contracts	1	5
Total derivative assets – not designated	22	26

Total derivative assets	$54	$41
Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$6	$41
Foreign exchange contracts	1	—
Total derivative liabilities – designated	7	41

Derivatives not designated as hedging instruments:
Commodity contracts	96	121
Foreign exchange contracts	2	1
Interest rate contracts	—	2
Total derivative liabilities – not designated	98	124

Total derivative liabilities	$105	$165
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

September 29, 2012	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$53	$—	$(40)	$13
Foreign Exchange Forward Contracts	—	1	—	(1)	—
Available for Sale Securities:
Debt securities	—	27	86	—	113
Equity securities	6	1	—	—	7
Deferred Compensation Assets	31	149	—	—	180
Total Assets	$37	$231	$86	$(41)	$313

Liabilities:
Commodity Derivatives	$—	$102	$—	$(100)	$2
Foreign Exchange Forward Contracts	—	3	—	—	3
Interest Rate Swap	—	—	—	—	—
Total Liabilities	$—	$105	$—	$(100)	$5

October 1, 2011	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$24	$—	$(21)	$3
Foreign Exchange Forward Contracts	—	17	—	(2)	15
Available for Sale Securities:
Debt securities	—	34	83	—	117
Equity securities	7	—	—	—	7
Deferred Compensation Assets	28	122	—	—	150
Total Assets	$35	$197	$83	$(23)	$292

Liabilities:
Commodity Derivatives	$—	$162	$—	$(135)	$27
Foreign Exchange Forward Contracts	—	1	—	(1)	—
Interest Rate Swap	—	2	—	—	2
Total Liabilities	$—	$165	$—	$(136)	$29

(a)
Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At September 29, 2012, and October 1, 2011, we had posted with various counterparties $59 million and $113 million, respectively, of cash collateral and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	September 29, 2012	October 1, 2011
Balance at beginning of year	$83	$73
Total realized and unrealized gains (losses):
Included in earnings	1	—
Included in other comprehensive income (loss)	—	(1)
Purchases	28	31
Issuances	—	—
Settlements	(26)	(20)
Balance at end of year	$86	$83
Total gains (losses) for the periods included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of year	$—	$—
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

(in millions)	September 29, 2012			October 1, 2011
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$26	$27	$1	$33	$34	$1
Corporate and Asset-Backed (a)	64	66	2	54	56	2
Redeemable Preferred Stock	20	20	—	27	27	—
Equity Securities:
Common Stock and Warrants	9	7	(2)	9	7	(2)

(a)
At September 29, 2012, and October 1, 2011, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $2 million and $3 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. During fiscal 2012, 2011 and 2010, we recognized no other than temporary impairments in earnings. No other than temporary losses were deferred in OCI as of September 29, 2012, and October 1, 2011.
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
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	September 29, 2012		October 1, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,596	$2,432	$2,334	$2,182
Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 29, 2012, and October 1, 2011, 17.1% and 16.5%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

NOTE 13: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) was 10,795,188 at September 29, 2012.
Stock Options
Shareholders approved the Incentive Plan in January 2001. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (Compensation Committee). The Incentive Plan includes provisions for granting incentive stock options for shares of Class A stock at a price not less than the fair value at the date of grant. Nonqualified stock options may be granted at a price equal to, less than or more than the fair value of Class A stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over three years from the date of grant and must be exercised within 10 years from the date of grant. Our policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, October 1, 2011	18,255,221	$13.46
Exercised	(2,776,130)	12.66
Canceled	(365,971)	15.25
Granted	3,954,240	19.63
Outstanding, September 29, 2012	19,067,360	14.82	6.0	$38

Exercisable, September 29, 2012	10,540,898	$14.00	4.4	$22
We generally grant stock options once a year; however, we granted stock options twice during fiscal 2010. The weighted average grant-date fair value of options granted in fiscal 2012, 2011 and 2010 was $6.99, $6.19 and $4.76, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions as of the grant date used in the fair value calculation of each year’s grants are outlined in the following table.

	2012	2011	2010
Expected life (in years)	6.7	6.7	6.5
Risk-free interest rate	0.9%	1.5%	1.2%
Expected volatility	36.6%	38.8%	40.4%
Expected dividend yield	1.0%	1.0%	1.3%
We recognized stock-based compensation expense related to stock options, net of income taxes, of $15 million, $12 million and $11 million for fiscal 2012, 2011 and 2010, respectively. The related tax benefit for fiscal 2012, 2011 and 2010 was $10 million, $7 million and $7 million, respectively. We had 3.4 million, 3.8 million and 2.2 million options vest in fiscal 2012, 2011 and 2010, respectively, with a grant date fair value of $17 million, $16 million and $13 million, respectively.
In fiscal 2012, 2011 and 2010, we received cash of $34 million, $51 million and $31 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal 2012, 2011 and 2010, was $7 million, $10 million and $5 million, respectively. The total intrinsic value of options exercised in fiscal 2012, 2011 and 2010, was $21 million, $26 million and $12 million, respectively. Cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) are classified as financing cash flows. We realized $3 million, $5 million and $3 million in excess tax deductions during fiscal 2012, 2011 and 2010, respectively. As of September 29, 2012, we had $27 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.1 years.

Restricted Stock
We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through 2015. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, October 1, 2011	2,970,302	$14.70
Granted	639,421	17.73
Dividends	20,587	18.79
Vested	(1,152,468)	15.20
Forfeited	(106,272)	16.30
Nonvested, September 29, 2012	2,371,570	$15.29	1.0	$38
As of September 29, 2012, we had $13 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 1.0 year.
We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $7 million, $7 million and $8 million for fiscal 2012, 2011 and 2010, respectively. The related tax benefit for fiscal 2012, 2011 and 2010 was $4 million, $5 million and $5 million, respectively. We had 1.2 million, 0.9 million and 1.8 million restricted stock awards vest in fiscal 2012, 2011 and 2010, respectively, with a grant date fair value of $17 million, $14 million and $30 million, respectively.
Performance-Based Shares
In July 2003, our Compensation Committee began authorizing us to award performance-based shares of our Class A stock to certain senior executives. These awards are typically granted on the first business day of our fiscal year. The vesting of the performance-based shares is generally over three years and each award is subject to the attainment of goals determined by the Compensation Committee prior to the date of the award. We review progress toward the attainment of goals each quarter during the vesting period. However, the attainment of goals can be determined only at the end of the vesting period. If the shares vest, the ultimate cost will be equal to the Class A stock price on the date the shares vest multiplied by the number of shares awarded for all performance grants with other than market criteria. For grants with market performance criteria, the ultimate expense will be the fair value of the probable shares to vest regardless if the shares actually vest. Total expense recorded related to performance-based shares was not material for fiscal 2012, 2011 and 2010.
NOTE 14: PENSIONS AND OTHER POSTRETIREMENT BENEFITS
At September 29, 2012, we had four noncontributory defined benefit pension plans consisting of three funded qualified plans and one unfunded non-qualified plan. All three of our qualified plans are frozen and provide benefits based on a formula using years of service and a specified benefit rate. Effective January 1, 2004, we implemented a non-qualified defined benefit plan for certain contracted officers that uses a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our employees may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.
We have defined contribution retirement programs for various groups of employees. We recognized expenses of $47 million, $45 million and $48 million in fiscal 2012, 2011 and 2010, respectively.
We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods.
Other postretirement benefits include postretirement medical costs and life insurance.

Benefit Obligations And Funded Status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at September 29, 2012, and October 1, 2011:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2012	2011	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$99	$97	$62	$42	$44	$45
Service cost	—	—	5	3	1	—
Interest cost	4	5	3	2	2	2
Plan participants’ contributions	—	—	—	—	1	1
Actuarial loss	5	3	13	17	25	4
Benefits paid	(7)	(6)	(2)	(2)	(9)	(8)
Benefit obligation at end of year	101	99	81	62	64	44
Change in plan assets
Fair value of plan assets at beginning of year	74	74	—	—	—	—
Actual return on plan assets	13	1	—	—	—	—
Employer contributions	6	5	2	2	8	7
Plan participants’ contributions	—	—	—	—	1	1
Benefits paid	(7)	(6)	(2)	(2)	(9)	(8)
Fair value of plan assets at end of year	86	74	—	—	—	—
Funded status	$(15)	$(25)	$(81)	$(62)	$(64)	$(44)
Amounts recognized in the Consolidated Balance Sheets consist of:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2012	2011	2012	2011	2012	2011
Accrued benefit liability	$(15)	$(25)	$(81)	$(62)	$(64)	$(44)
Accumulated other comprehensive (income)/loss:
Unrecognized actuarial loss	39	45	29	17	—	—
Unrecognized prior service (cost)/credit	—	—	1	2	(4)	(5)
Net amount recognized	$24	$20	$(51)	$(43)	$(68)	$(49)
At September 29, 2012, and October 1, 2011, all pension plans had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation for all qualified pension plans was $101 million and $99 million at September 29, 2012, and October 1, 2011, respectively. Plans with accumulated benefit obligations in excess of plan assets are as follows:

			in millions
	Pension Benefits
	Qualified		Non-Qualified
	2012	2011	2012	2011
Projected benefit obligation	$101	$99	$81	$62
Accumulated benefit obligation	101	99	69	55
Fair value of plan assets	86	74	—	—

Net Periodic Benefit Cost
Components of net periodic benefit cost for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows:

								in millions
	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$—	$5	$3	$3	$1	$—	$1
Interest cost	4	5	5	3	2	2	2	2	2
Expected return on plan assets	(6)	(6)	(6)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	1	1	1	(1)	(1)	(1)
Recognized actuarial loss, net	3	3	1	1	—	—	24	1	—
Net periodic benefit cost	$1	$2	$—	$10	$6	$6	$26	$2	$2
As of September 29, 2012, the amounts expected to be reclassified into earnings within the next 12 months related to net periodic benefit cost for the qualified and non-qualified pensions are $3 million and $3 million, respectively.
Assumptions
Weighted average assumptions are as follows:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate to determine net periodic benefit cost	4.53%	5.06%	6.00%	4.75%	5.50%	6.00%	4.09%	4.50%	5.71%
Discount rate to determine benefit obligations	4.02%	4.53%	5.06%	4.23%	4.75%	5.50%	3.66%	4.09%	4.50%
Rate of compensation increase	N/A	N/A	N/A	3.50%	3.50%	3.50%	N/A	N/A	N/A
Expected return on plan assets	6.37%	7.79%	7.80%	N/A	N/A	N/A	N/A	N/A	N/A
To determine the expected return on plan assets assumption, we first examined historical rates of return for the various asset classes. We then determined a long-term projected rate-of-return based on expected returns over the next five to 10 years.
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
We have three other postretirement benefit plans which are all healthcare related. Two of these plans, which benefit obligations totaled $26 million at September 29, 2012, were not impacted by healthcare cost trend rates as they consist of fixed annual payments. The remaining plan, which benefit obligation was $38 million at September 29, 2012, covers retirees who do not yet qualify for Medicare and utilized an assumed healthcare cost trend rate of 8%. A one-percentage point change in assumed healthcare cost trend rate would have an approximate $4 million impact on the postretirement benefit obligation.

Plan Assets
The fair value of plan assets for domestic pension benefit plans was $69 million and $59 million as of September 29, 2012, and October 1, 2011, respectively. The following table sets forth the actual and target asset allocation for pension plan assets:

	2012	2011	Target Asset Allocation
Cash	1.6%	1.9%	2.0%
Fixed Income Securities	46.0	24.2	38.0
US Stock Funds	23.5	41.4	22.5
International Stock Funds	23.5	17.7	22.5
Real Estate	5.0	4.7	5.0
Alternatives	0.4	10.1	10.0
Total	100.0%	100.0%	100.0%
A foreign subsidiary pension plan had $17 million and $15 million in plan assets at September 29, 2012, and October 1, 2011, respectively. All of this plan’s assets are held in an insurance contract consistent with its target asset allocation.
The plan trustees have established a set of investment objectives related to the assets of the pension plans and regularly monitor the performance of the funds and portfolio managers. Objectives for the pension assets are (i) to provide growth of capital and income, (ii) to achieve a target weighted average annual rate of return competitive with other funds with similar investment objectives and (iii) to diversify to reduce risk. The investment objectives and target asset allocation were adopted in January 2004 and amended in August 2012. Alternative investments may include, but are not limited to, hedge funds, private equity funds and fixed income funds.
The following table shows the categories of pension plan assets and the level under which fair values were determined in the fair value hierarchy, which is described in Note 12: Fair Value Measurements.

	in millions
	September 29, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1
Fixed Income Securities Bond Fund (a)	32	—	—	32
Equity Securities:
U.S. stock funds (a)	16	—	—	16
International stock funds (a)	16	—	—	16
Global real estate funds (a)	4	—	—	4
Total equity securities	36	—	—	36
Other Investments - Alternatives (b)	—	—	—	—
Total fair value	69	—	—	69
Insurance Contract (b)	—	—	17	17
Total plan assets	$69	$—	$17	$86

(a)	Valued using quoted market prices in active markets.

(b)	Valued using plan’s own assumptions about the assumptions market participants would use in pricing the assets based on the best information available, such as investment manager pricing.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) is as follows (in millions):

	Alternative funds	Insurance contract	Total
Balance at October 1, 2011	$6	$15	$21
Actual return on plan assets:
Assets still held at reporting date	—	2	2
Assets sold during the period	—	—	—
Purchases, sales and settlements, net	(6)	—	(6)
Transfers in and/or out of Level 3	—	—	—
Balance at September 29, 2012	$—	$17	$17
We believe there are no significant concentrations of risk within our plan assets as of September 29, 2012.
Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2013 are approximately $8 million. For fiscal 2012, 2011 and 2010, we funded $8 million, $7 million and $4 million, respectively, to defined benefit plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

			in millions
	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2013	$7	$2	$5
2014	7	3	5
2015	7	3	5
2016	6	3	5
2017	6	4	5
2018-2022	29	24	24
The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in 2013 or thereafter.

NOTE 15: COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss are as follows:

		in millions
	2012	2011
Accumulated other comprehensive income (loss), net of taxes:
Unrealized net hedging gains (losses)	$10	$(7)
Unrealized net gain on investments	1	1
Currency translation adjustment	(32)	(35)
Postretirement benefits reserve adjustments	(42)	(38)
Total accumulated other comprehensive loss	$(63)	$(79)
The components of other comprehensive income (loss) are as follows:

			in millions
	Before Tax	Income Tax	After Tax
Fiscal 2012:
Net hedging loss reclassified to earnings	$12	$(5)	$7
Net hedging unrealized gain	16	(6)	10
Currency translation adjustment	2	1	3
Net change in postretirement liabilities	(6)	2	(4)
Other comprehensive income (loss) – 2012	$24	$(8)	$16
Fiscal 2011:
Net hedging gain reclassified to earnings	$(25)	$10	$(15)
Net hedging unrealized gain (loss)	4	(6)	(2)
Unrealized loss on investments	(12)	4	(8)
Currency translation adjustment	(42)	1	(41)
Net change in postretirement liabilities	(21)	8	(13)
Other comprehensive income (loss) – 2011	$(96)	$17	$(79)
Fiscal 2010:
Net hedging loss reclassified to earnings	$7	$(1)	$6
Net hedging unrealized gain	7	(1)	6
Currency translation adjustment	27	—	27
Net change in postretirement liabilities	(6)	1	(5)
Other comprehensive income (loss) – 2010	$35	$(1)	$34

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

	in millions
	Chicken	Beef	Pork	Prepared Foods	Other	Intersegment Sales	Consolidated
Fiscal year ended September 29, 2012
Sales	$11,591	$13,755	$5,510	$3,237	$167	$(982)	$33,278
Operating Income (Loss)	446	218	417	181	(14)		1,248
Total Other (Income) Expense							321
Income before Income Taxes							927
Depreciation	268	86	30	54	5		443
Total Assets	5,902	2,634	895	960	1,505		11,896
Additions to property, plant and equipment	451	100	32	99	8		690
Fiscal year ended October 1, 2011
Sales	$11,017	$13,549	$5,460	$3,215	$127	$(1,102)	$32,266
Operating Income (Loss)	164	468	560	117	(24)		1,285
Total Other (Income) Expense							211
Income before Income Taxes							1,074
Depreciation	259	84	28	58	4		433
Total Assets	5,412	2,610	960	943	1,146		11,071
Additions to property, plant and equipment	464	88	27	58	6		643
Fiscal year ended October 2, 2010
Sales	$10,062	$11,707	$4,552	$2,999	$—	$(890)	$28,430
Operating Income (Loss)	519	542	381	124	(10)		1,556
Total Other (Income) Expense							353
Income before Income Taxes							1,203
Depreciation	251	82	27	56	—		416
Total Assets	5,031	2,468	845	940	1,468		10,752
Additions to property, plant and equipment	320	61	27	42	100		550
We allocate expenses related to corporate activities to the segments, while the related assets and additions to property, plant and equipment remain in Other.
The Pork segment had sales of $771 million, $816 million and $718 million for fiscal 2012, 2011 and 2010, respectively, from transactions with other operating segments. The Beef segment had sales of $211 million, $286 million and $172 million for fiscal 2012, 2011 and 2010, respectively, from transactions with other operating segments.
Our largest customer, Wal-Mart Stores, Inc., accounted for 13.8%, 13.3% and 13.4% of consolidated sales in fiscal 2012, 2011 and 2010, respectively. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.
The majority of our operations are domiciled in the United States. Approximately 95%, 96% and 96% of sales to external customers for fiscal 2012, 2011 and 2010, respectively, were sourced from the United States. Approximately $5.9 billion and $5.8 billion, respectively, of long-lived assets were located in the United States at September 29, 2012, and October 1, 2011. Approximately $564 million and $539 million of long-lived assets were located in foreign countries, primarily Brazil, China, Mexico and India, at September 29, 2012, and October 1, 2011, respectively.
We sell certain products in foreign markets, primarily Brazil, Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, Russia, South Korea, Taiwan, Ukraine and Vietnam. Our export sales from the United States totaled $4.0 billion, $4.1 billion and $3.2 billion for fiscal 2012, 2011 and 2010, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2012, 2011 and 2010.

NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION
The following table summarizes cash payments for interest and income taxes:

			in millions
	2012	2011	2010
Interest, net of amounts capitalized	$274	$174	$302
Income taxes, net of refunds	187	311	470
NOTE 18: TRANSACTIONS WITH RELATED PARTIES
We have operating leases for an airplane and two wastewater facilities with John Tyson, Chairman of the Company, certain members of the Tyson family, the Donald J. Tyson Revocable Trust and the Randal W. Tyson Testamentary Trust. Total payments of $2 million in each of fiscal 2012, 2011 and 2010, were paid to entities in which these parties had an ownership interest.
NOTE 19: COMMITMENTS AND CONTINGENCIES
Commitments
We lease equipment, properties and certain farms for which total rentals approximated $193 million, $183 million and $188 million, respectively, in fiscal 2012, 2011 and 2010. Most leases have initial terms up to seven years, some with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.
Minimum lease commitments under non-cancelable leases at September 29, 2012, were:

in millions
2013	$101
2014	72
2015	47
2016	32
2017	21
2018 and beyond	55
Total	$328
We guarantee obligations of certain outside third parties, which consists of a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of September 29, 2012, was $75 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next seven years. The maximum potential amount of the residual value guarantees is $58 million, of which $52 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At September 29, 2012, and October 1, 2011, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of September 29, 2012, was approximately $275 million. The total receivables under these programs were $25 million and $28 million at September 29, 2012, and October 1, 2011, respectively, and are included, net of allowance for uncollectible amounts, in Accounts Receivable and Other Assets in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $10 million at both September 29, 2012, and October 1, 2011.

Additionally, we enter into future purchase commitments for various items, such as grains, livestock contracts and fixed grower fees. At September 29, 2012, these commitments totaled:

in millions
2013	$819
2014	73
2015	36
2016	35
2017	26
2018 and beyond	86
Total	$1,075
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

•
After a trial in the Garcia case, which involved the Garden City, Kansas facility, a jury verdict in favor of the plaintiffs was entered on March 17, 2011. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $503,011. Plaintiffs’ counsel has filed an application for attorneys’ fees and expenses in the amount of $3,475,422, which we have contested. The court stayed the filing of a notice of appeal pending its decision on plaintiffs' application for attorneys' fees and expenses.

•
A jury trial was held in the Lopez case, which involved the Lexington, NE beef plant, and resulted in a jury verdict in favor of Tyson. Judgment was entered and the complaint was dismissed with prejudice on May 26, 2011. Plaintiffs filed an appeal with the Eighth Circuit Court of Appeals on June 16, 2011, and the appellate court affirmed the jury's verdict in favor of Tyson on September 4, 2012.

•
A jury trial was held in the Bouaphakeo case, which involved the Storm Lake, Iowa pork plant and resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. We have appealed the jury's verdict and trial court's award. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145.

•
A jury trial was held in the Guyton case, which involved the Columbus Junction, Iowa pork plant, and resulted in a jury verdict in favor of Tyson on April 25, 2012. The plaintiffs filed a post-trial motion, which remains pending in the trial court.

•
The Maxwell case has been resolved by the parties, and the parties filed a joint motion for approval of the terms of settlement with the trial court on October 31, 2012, which the trial court has preliminarily approved.

•	The Acosta and Gomez cases are scheduled for trials on January 14, 2013, and March 18, 2013, respectively.
We have pending one wage and hour action involving our Tyson Prepared Foods plant located in Jefferson, Wisconsin (Weissman, et al. v. Tyson Prepared Foods, Inc., Jefferson County (Wisconsin) Circuit Court, October 20, 2010). The plaintiffs allege that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and the associated time it takes to walk to and from their workstations post-donning and pre-doffing of protective and sanitary clothing. Six named plaintiffs seek to act as state law class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs. On May 16, 2011, the plaintiffs filed a motion to certify a state law class of all hourly employees who have worked at the Jefferson plant from October 20, 2008, to the present. We have filed motions for summary judgment seeking dismissal of the claims, or, in the alternative, to limit the claims made for non-compensable clothes changing activities. The court granted summary judgment in favor of Tyson on August 31, 2012, and the plaintiffs filed a notice of appeal on October 5, 2012.
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
In late 2010, the United States Environmental Protection Agency (EPA) Region 7 began a Clean Air Act investigation of the Company related to operation and maintenance of ammonia refrigeration equipment at multiple facilities. The EPA subsequently referred the matter, which involves allegations of potential non-compliance with the Clean Air Act’s Risk Management Plan requirements at 25 Tyson facilities in Kansas, Missouri, Iowa and Nebraska, to the United States Department of Justice (DOJ). The EPA and DOJ have indicated they will seek monetary penalties and injunctive relief requiring equipment and infrastructure changes at several facilities. Currently we are engaged in settlement discussions with the EPA and DOJ.

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)

		in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Sales	$8,329	$8,268	$8,308	$8,373
Gross profit	493	535	562	570
Operating income	278	302	336	332
Net income	156	166	73	181
Net income attributable to Tyson	156	166	76	185
Net income per share attributable to Tyson:
Class A Basic	$0.43	$0.47	$0.21	$0.53
Class B Basic	$0.39	$0.42	$0.19	$0.48
Diluted	$0.42	$0.44	$0.21	$0.51
2011
Sales	$7,615	$8,000	$8,247	$8,404
Gross profit	744	533	531	391
Operating income	498	303	312	172
Net income	294	156	188	95
Net income attributable to Tyson	298	159	196	97
Net income per share attributable to Tyson:
Class A Basic	$0.81	$0.43	$0.53	$0.27
Class B Basic	$0.73	$0.39	$0.48	$0.24
Diluted	$0.78	$0.42	$0.51	$0.26
Third quarter fiscal 2012 net income included a $167 million pretax charge related to the early extinguishment of debt. Fourth quarter fiscal 2012 net income included a $15 million non-cash charge related to the impairment of non-core assets in China.
First quarter fiscal 2011 net income included $11 million gain related to a sale of interests in an equity method investment. Third quarter fiscal 2011 net income included $21 million reduction to income tax expense related to a reversal of reserves for foreign uncertain tax positions.

NOTE 21: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
TFM Parent, our wholly-owned subsidiary, has fully and unconditionally guaranteed the 2016 Notes. Additionally, TFM Parent has fully and unconditionally guaranteed the 2022 Notes until such date TFM Parent has been released of its guarantee of both (i) Tyson's $1.0 billion revolving credit facility and (ii) the 2016 Notes, at which time TFM Parent's guarantee of the 2022 Notes is permanently released. The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); TFM Parent; the Non-Guarantor Subsidiaries (Non-Guarantors) on a combined basis; the elimination entries necessary to consolidate TFI Parent, TFM Parent and the Non-Guarantors; and Tyson Foods, Inc. on a consolidated basis, and is provided as an alternative to providing separate financial statements for the guarantor. This presentation has been revised from the financial presentation disclosed in prior periods to reflect changes in the subsidiary guarantees associated with the permanent release of certain subsidiary guarantors upon the retirement of the 2014 Notes.

Condensed Consolidating Statement of Income for the year ended September 29, 2012				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$352	$18,832	$15,375	$(1,281)	$33,278
Cost of Sales	(4)	18,088	14,314	(1,280)	31,118
Gross Profit	356	744	1,061	(1)	2,160
Operating Expenses:
Selling, general and administrative	59	205	649	(1)	912
Goodwill impairment	—	—	—	—	—
Operating Income	297	539	412	—	1,248

Other (Income) Expense:
Interest expense, net	49	143	152	—	344
Other, net	1	—	(24)	—	(23)
Equity in net earnings of subsidiaries	(427)	(43)	—	470	—
Total Other (Income) Expense	(377)	100	128	470	321

Income before Income Taxes	674	439	284	(470)	927
Income Tax Expense (Benefit)	91	130	130	—	351
Net Income	583	309	154	(470)	576
Less: Net Loss Attributable to Noncontrolling Interest	—	—	(7)	—	(7)
Net Income Attributable to Tyson	$583	$309	$161	$(470)	$583

Condensed Consolidating Statement of Income for the year ended October 1, 2011				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$157	$18,636	$14,700	$(1,227)	$32,266
Cost of Sales	29	17,461	13,804	(1,227)	30,067
Gross Profit	128	1,175	896	—	2,199
Operating Expenses:
Selling, general and administrative	52	215	647	—	914
Goodwill impairment	—	—	—	—	—
Operating Income	76	960	249	—	1,285

Other (Income) Expense:
Interest expense, net	(26)	148	109	—	231
Other, net	(9)	—	(11)	—	(20)
Equity in net earnings of subsidiaries	(673)	(115)	—	788	—
Total Other (Income) Expense	(708)	33	98	788	211

Income before Income Taxes	784	927	151	(788)	1,074
Income Tax Expense (Benefit)	34	272	35	—	341
Net Income	750	655	116	(788)	733
Less: Net Loss Attributable to Noncontrolling Interest	—	—	(17)	—	(17)
Net Income Attributable to Tyson	$750	$655	$133	$(788)	$750

Condensed Consolidating Statement of Income for the year ended October 2, 2010				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$454	$15,950	$13,415	$(1,389)	$28,430
Cost of Sales	16	14,867	12,422	(1,389)	25,916
Gross Profit	438	1,083	993	—	2,514
Operating Expenses:
Selling, general and administrative	93	199	637	—	929
Goodwill impairment	—	—	29	—	29
Operating Income	345	884	327	—	1,556

Other (Income) Expense:
Interest expense, net	328	2	3	—	333
Other, net	25	1	(6)	—	20
Equity in net earnings of subsidiaries	(782)	(51)	—	833	—
Total Other (Income) Expense	(429)	(48)	(3)	833	353

Income before Income Taxes	774	932	330	(833)	1,203
Income Tax Expense (Benefit)	(6)	304	140	—	438
Net Income	780	628	190	(833)	765
Less: Net Loss Attributable to Noncontrolling Interest	—	—	(15)	—	(15)
Net Income Attributable to Tyson	$780	$628	$205	$(833)	$780

Condensed Consolidating Balance Sheet as of September 29, 2012				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$9	$1,061	$—	$1,071
Accounts receivable, net	1	499	878	—	1,378
Inventories	—	950	1,859	—	2,809
Other current assets	139	100	90	(184)	145
Total Current Assets	141	1,558	3,888	(184)	5,403
Net Property, Plant and Equipment	31	873	3,118	—	4,022
Goodwill	—	881	1,010	—	1,891
Intangible Assets	—	26	103	—	129
Other Assets	1,257	151	251	(1,208)	451
Investment in Subsidiaries	11,849	2,005	—	(13,854)	—
Total Assets	$13,278	$5,494	$8,370	$(15,246)	$11,896
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$439	$—	$167	$(91)	$515
Accounts payable	10	558	804	—	1,372
Other current liabilities	4,887	144	766	(4,854)	943
Total Current Liabilities	5,336	702	1,737	(4,945)	2,830
Long-Term Debt	1,774	809	486	(1,152)	1,917
Deferred Income Taxes	—	135	432	(9)	558
Other Liabilities	156	146	294	(47)	549

Total Tyson Shareholders’ Equity	6,012	3,702	5,391	(9,093)	6,012
Noncontrolling Interest	—	—	30	—	30
Total Shareholders’ Equity	6,012	3,702	5,421	(9,093)	6,042
Total Liabilities and Shareholders’ Equity	$13,278	$5,494	$8,370	$(15,246)	$11,896

Condensed Consolidating Balance Sheet as of October 1, 2011				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$1	$714	$—	$716
Accounts receivable, net	1	506	813	1	1,321
Inventories	2	926	1,659	—	2,587
Other current assets	62	95	83	(84)	156
Total Current Assets	66	1,528	3,269	(83)	4,780
Net Property, Plant and Equipment	37	875	2,911	—	3,823
Goodwill	—	881	1,011	—	1,892
Intangible Assets	—	31	118	—	149
Other Assets	2,179	180	260	(2,192)	427
Investment in Subsidiaries	11,396	1,923	—	(13,319)	—
Total Assets	$13,678	$5,418	$7,569	$(15,594)	$11,071
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$2	$—	$68	$—	$70
Accounts payable	8	525	731	—	1,264
Other current liabilities	5,808	144	843	(5,755)	1,040
Total Current Liabilities	5,818	669	1,642	(5,755)	2,374
Long-Term Debt	1,972	1,198	1,005	(2,063)	2,112
Deferred Income Taxes	—	120	319	(15)	424
Other Liabilities	231	142	217	(114)	476

Total Tyson Shareholders’ Equity	5,657	3,289	4,358	(7,647)	5,657
Noncontrolling Interest	—	—	28	—	28
Total Shareholders’ Equity	5,657	3,289	4,386	(7,647)	5,685
Total Liabilities and Shareholders’ Equity	$13,678	$5,418	$7,569	$(15,594)	$11,071

Condensed Consolidating Statement of Cash Flows for the year ended September 29, 2012				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$312	$438	$447	$(10)	$1,187
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(104)	(585)	—	(690)
(Purchases of)/Proceeds from marketable securities, net	—	(7)	(4)	—	(11)
Proceeds from notes receivable	—	—	—	—	—
Change in restricted cash to be used for investing activities	—	—	—	—	—
Other, net	1	5	35	—	41
Cash Provided by (Used for) Investing Activities	—	(106)	(554)	—	(660)
Cash Flows from Financing Activities:
Net change in debt	107	—	16	—	123
Purchase of redeemable noncontrolling interest	—	—	—	—	—
Change in restricted cash to be used for financing activities	—	—	—	—	—
Purchases of Tyson Class A common stock	(264)	—	—	—	(264)
Dividends	(57)	—	(10)	10	(57)
Other, net	26	—	1	—	27
Net change in intercompany balances	(124)	(324)	448	—	—
Cash Provided by (Used for) Financing Activities	(312)	(324)	455	10	(171)
Effect of Exchange Rate Change on Cash	—	—	(1)	—	(1)
Increase (Decrease) in Cash and Cash Equivalents	—	8	347	—	355
Cash and Cash Equivalents at Beginning of Year	1	1	714	—	716
Cash and Cash Equivalents at End of Period	$1	$9	$1,061	$—	$1,071

Condensed Consolidating Statement of Cash Flows for the year ended October 1, 2011				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$31	$564	$471	$(20)	$1,046
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(107)	(535)	—	(643)
(Purchases of)/Proceeds from marketable securities, net	—	(57)	(23)	—	(80)
Proceeds from notes receivable	—	—	51	—	51
Change in restricted cash to be used for investing activities	—	—	—	—	—
Other, net	23	—	5	—	28
Cash Provided by (Used for) Investing Activities	22	(164)	(502)	—	(644)
Cash Flows from Financing Activities:
Net change in debt	(391)	(6)	12	—	(385)
Purchase of redeemable noncontrolling interest	—	—	(66)	—	(66)
Change in restricted cash to be used for financing activities	—	—	—	—	—
Purchases of Tyson Class A common stock	(207)	—	—	—	(207)
Dividends	(59)	—	(20)	20	(59)
Other, net	49	—	10	—	59
Net change in intercompany balances	554	(395)	(159)	—	—
Cash Provided by (Used for) Financing Activities	(54)	(401)	(223)	20	(658)
Effect of Exchange Rate Change on Cash	—	—	(6)	—	(6)
Increase (Decrease) in Cash and Cash Equivalents	(1)	(1)	(260)	—	(262)
Cash and Cash Equivalents at Beginning of Year	2	2	974	—	978
Cash and Cash Equivalents at End of Period	$1	$1	$714	$—	$716

Condensed Consolidating Statement of Cash Flows for the year ended October 2, 2010				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$386	$499	$547	$—	$1,432
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3)	(85)	(462)	—	(550)
(Purchases of)/Proceeds from marketable securities, net	—	—	(4)	—	(4)
Proceeds from notes receivable	—	—	—	—	—
Change in restricted cash to be used for investing activities	—	—	43	—	43
Other, net	(1)	(1)	13	—	11
Cash Provided by (Used for) Investing Activities	(4)	(86)	(410)	—	(500)
Cash Flows from Financing Activities:
Net change in debt	(874)	(149)	(11)	—	(1,034)
Purchase of redeemable noncontrolling interest	—	—	—	—	—
Change in restricted cash to be used for financing activities	—	—	140	—	140
Purchases of Tyson Class A common stock	(48)	—	—	—	(48)
Dividends	(59)	—	—	—	(59)
Other, net	32	—	10	—	42
Net change in intercompany balances	569	(262)	(307)	—	—
Cash Provided by (Used for) Financing Activities	(380)	(411)	(168)	—	(959)
Effect of Exchange Rate Change on Cash	—	—	1	—	1
Increase (Decrease) in Cash and Cash Equivalents	2	2	(30)	—	(26)
Cash and Cash Equivalents at Beginning of Year	—	—	1,004	—	1,004
Cash and Cash Equivalents at End of Period	$2	$2	$974	$—	$978

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Tyson Foods, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Tyson Foods, Inc. and its subsidiaries at September 29, 2012 and October 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
November 19, 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 29, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
In the quarter ended September 29, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 29, 2012. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.
Based on this evaluation under the framework in Internal Control – Integrated Framework issued by COSO, Management concluded the Company’s internal control over financial reporting was effective as of September 29, 2012.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2012 financial statements included in this Form 10-K has also audited the Company’s internal control over financial reporting. Their report appears in Part II, Item 8.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held February 1, 2013 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Executive Officers of the Company” in Part I of this Report.
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
ITEM 11. EXECUTIVE COMPENSATION
See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal 2012,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of the Securities and Exchange Commission Regulation S-K, the material appearing under the sub-heading “Report of the Compensation Committee” shall not be deemed to be “filed” with the Commission, other than as provided in this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of September 29, 2012:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in column (a))
Equity compensation plans approved by security holders	19,067,360	$14.82	22,187,165
Equity compensation plans not approved by security holders	—	—	—
Total	19,067,360	$14.82	22,187,165

(a)	Outstanding options granted by the Company
(b)	Weighted average price of outstanding options
(c)	Shares available for future issuance as of September 29, 2012, under the Stock Incentive Plan (10,795,188), the Employee Stock Purchase Plan (3,744,369) and the Retirement Savings Plan (7,647,608)

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
Consolidated Statements of Income
for the three years ended September 29, 2012
Consolidated Balance Sheets at
September 29, 2012, and October 1, 2011
Consolidated Statements of Shareholders’ Equity
for the three years ended September 29, 2012
Consolidated Statements of Cash Flows
for the three years ended September 29, 2012
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Financial Statement Schedule - Schedule II Valuation and Qualifying
Accounts for the three years ended September 29, 2012
All other schedules are omitted because they are neither applicable nor required.
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

4.9
Supplemental Indenture dated as of June 13, 2012, between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 13, 2012, Commission File No. 001-14704, and incorporated herein by reference).

4.10
Form of 4.50% Senior Note due 2022 (Previously filed as Exhibit 4.2 and included in Exhibit 4.1 to the Company's Current Report on Form 8‑K filed June 13, 2012. Commission File No. 001‑14700, and incorporated herein by reference).

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

10.2
Second Amendment, dated June 4, 2012, to the Amended and Restated Credit Agreement dated as of March 9, 2009, as amended and restated as of February 23, 2011, among the Company, JPMorgan Chase Bank, N.A., as the Administrative Agent, and certain other lenders party thereto (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 6, 2012, Commission File No. 001-14704, and incorporated herein).

10.3
Credit Agreement, dated as of August 9, 2012, among the Company, JPMorgan Chase Bank, N.A., as the Administrative Agent, and certain other lenders party thereto (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 13, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.4
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

10.10
Agreement, dated as of October 3, 2010, between the Company and John Tyson (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.11	Employment Agreement, dated August 27, 2012, by and between the Company and Curt T. Calaway.

10.12	Employment Agreement, dated November 14, 2012, by and between the Company and Donald J. Smith.

10.13	Employment Agreement, dated November 14, 2012, by and between the Company and James V. Lochner.

10.14	Employment Agreement, dated November 14, 2012, by and between the Company and David Van Bebber.

10.15	Employment Agreement, dated November 14, 2012, by and between the Company and Dennis Leatherby.

10.16	Employment Agreement, dated November 14, 2012, by and between the Company and Kenneth J. Kimbro.

10.17	Employment Agreement, dated November 14, 2012, by and between the Company and Donnie D. King.

10.18	Employment Agreement, dated November 14, 2012, by and between the Company and Noel W. White.

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

10.27
Third Amendment to the Executive Savings Plan of Tyson Foods, Inc. effective December 21, 2010 (previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

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

10.32
Third Amendment to the Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective November 17, 2011 (previously filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

10.33	Fourth Amendment to the Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective November 15, 2012.

10.34
Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2011 (previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

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

10.37
Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective January 1, 2010 (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.38
Form of Stock Incentive Agreement with key employees and contracted employees at band level 3-9 pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012.

10.39
Form of Stock Incentive Agreement with the remaining contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012.

10.40
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

10.43
Form of Stock Option Grant Agreement with non-contracted employees pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 29, 2010 (previously filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

10.44
Form of Stock Option Grant Agreement with contracted employees at band level 1-5 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 29, 2010 (previously filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

10.45
Form of Stock Option Grant Agreement with key employees and contracted employees at band level 6-9 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 29, 2010 (previously filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

10.46	Form of Stock Option Grant Agreement with non-contracted employees pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2011.

10.47
Form of Stock Option Grant Agreement with contracted employees at band level 1-5 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2011.

10.48
Form of Stock Option Grant Agreement with key employees and contracted employees at band level 6-9 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2011.

10.49	Form of Stock Incentive Agreement pursuant to which stock options are granted to contracted employees under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012.

10.50	Form of Stock Incentive Agreement pursuant to which stock options are granted to non-contracted employees under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012.

10.51
Form of Performance Stock Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 4, 2010 (previously filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

10.52	Form of Performance Stock Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 3, 2011.

10.53	Form of Stock Incentive Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012.

10.54	Tyson Foods, Inc. Severance Pay Plan for Contracted Employees, effective October 31, 2012.

12.1	Calculation of Ratio of Earnings to Fixed Charges

14.1
Code of Conduct of the Company (previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers, LLP

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Annual Report on Form 10-K for the year ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements, and (vi) Financial Statement Schedule.

SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Dennis Leatherby	November 19, 2012
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Kathleen M. Bader	Director	November 19, 2012
Kathleen M. Bader

/s/ Guardie E. Banister Jr.	Director	November 19, 2012
Gaurdie E. Banister Jr.

/s/ Curt T. Calaway	Senior Vice President, Controller and	November 19, 2012
Curt T. Calaway	Chief Accounting Officer

/s/ Jim Kever	Director	November 19, 2012
Jim Kever

/s/ Dennis Leatherby	Executive Vice President and Chief Financial Officer	November 19, 2012
Dennis Leatherby

/s/ Kevin M. McNamara	Director	November 19, 2012
Kevin M. McNamara

/s/ Brad T. Sauer	Director	November 19, 2012
Brad T. Sauer

/s/ Donnie Smith	President and Chief Executive Officer	November 19, 2012
Donnie Smith

/s/ Robert C. Thurber	Director	November 19, 2012
Robert C. Thurber

/s/ Barbara A. Tyson	Director	November 19, 2012
Barbara A. Tyson

/s/ John Tyson	Chairman of the Board of Directors	November 19, 2012
John Tyson

/s/ Albert C. Zapanta	Director	November 19, 2012
Albert C. Zapanta

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended September 29, 2012

					in millions
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
2012	$31	$7	$—	$(5)	$33
2011	32	3	—	(4)	31
2010	33	—	—	(1)	32
Inventory Lower of Cost or Market Allowance:
2012	$6	$52	$—	$(34)	$24
2011	2	12	—	(8)	6
2010	22	7	—	(27)	2
Valuation Allowance on Deferred Tax Assets:
2012	$92	$16	$—	$(30)	$78
2011	96	16	—	(20)	92
2010	75	27	—	(6)	96