Form 10-Q
period 2012-12-29
TYSON FOODS INC
filed 2013-02-01
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 29, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 29, 2012.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	284,518,786
Class B Common Stock, $0.10 Par Value (Class B stock)	70,015,755

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 29, 2012	December 31, 2011
Sales	$8,402	$8,329
Cost of Sales	7,865	7,836
Gross Profit	537	493
Selling, General and Administrative	237	215
Operating Income	300	278
Other (Income) Expense:
Interest income	(1)	(2)
Interest expense	37	49
Other, net	—	(12)
Total Other (Income) Expense	36	35
Income before Income Taxes	264	243
Income Tax Expense	96	87
Net Income	168	156
Less: Net Loss Attributable to Noncontrolling Interest	(5)	—
Net Income Attributable to Tyson	$173	$156
Weighted Average Shares Outstanding:
Class A Basic	285	297
Class B Basic	70	70
Diluted	362	376
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.50	$0.43
Class B Basic	$0.45	$0.39
Diluted	$0.48	$0.42
Dividends Declared Per Share:
Class A	$0.160	$0.040
Class B	$0.144	$0.036
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 29, 2012	December 31, 2011
Net Income	$168	$156
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(9)	(1)
Investments	(2)	1
Currency translation	(1)	3
Postretirement benefits	1	1
Total Other Comprehensive Income (Loss), Net of Taxes	(11)	4
Comprehensive Income	157	160
Less: Comprehensive Loss Attributable to Noncontrolling Interest	(5)	—
Comprehensive Income Attributable to Tyson	$162	$160
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	December 29, 2012	September 29, 2012
Assets
Current Assets:
Cash and cash equivalents	$951	$1,071
Accounts receivable, net	1,365	1,378
Inventories	2,932	2,809
Other current assets	139	145
Total Current Assets	5,387	5,403
Net Property, Plant and Equipment	4,043	4,022
Goodwill	1,891	1,891
Intangible Assets	126	129
Other Assets	427	451
Total Assets	$11,874	$11,896

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$519	$515
Accounts payable	1,435	1,372
Other current liabilities	892	943
Total Current Liabilities	2,846	2,830
Long-Term Debt	1,907	1,917
Deferred Income Taxes	536	558
Other Liabilities	527	549
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,281	2,278
Retained earnings	4,444	4,327
Accumulated other comprehensive loss	(74)	(63)
Treasury stock, at cost – 37 million shares at December 29, 2012, and 33 million shares at September 29, 2012	(656)	(569)
Total Tyson Shareholders’ Equity	6,034	6,012
Noncontrolling Interest	24	30
Total Shareholders’ Equity	6,058	6,042
Total Liabilities and Shareholders’ Equity	$11,874	$11,896
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 29, 2012	December 31, 2011
Cash Flows From Operating Activities:
Net income	$168	$156
Depreciation and amortization	130	122
Deferred income taxes	(9)	24
Other, net	23	27
Net changes in working capital	(122)	9
Cash Provided by Operating Activities	190	338
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(157)	(182)
Purchases of marketable securities	(7)	(8)
Proceeds from sale of marketable securities	8	11
Other, net	4	3
Cash Used for Investing Activities	(152)	(176)
Cash Flows From Financing Activities:
Payments on debt	(35)	(25)
Net proceeds from borrowings	24	45
Purchases of Tyson Class A common stock	(115)	(50)
Dividends	(53)	(15)
Other, net	21	22
Cash Used for Financing Activities	(158)	(23)
Effect of Exchange Rate Change on Cash	—	2
Increase (Decrease) in Cash and Cash Equivalents	(120)	141
Cash and Cash Equivalents at Beginning of Year	1,071	716
Cash and Cash Equivalents at End of Period	$951	$857
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: ACCOUNTING POLICIES
BASIS OF PRESENTATION
The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended September 29, 2012. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of December 29, 2012, and the results of operations for the three months ended December 29, 2012, and December 31, 2011. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
VARIABLE INTEREST ENTITIES
We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity for which we consolidate as we are the primary beneficiary. At December 29, 2012, Dynamic Fuels had $157 million of total assets, of which $146 million was net property, plant and equipment, and $117 million of total liabilities, of which $100 million was long-term debt. At September 29, 2012, Dynamic Fuels had $177 million of total assets, of which $146 million was net property, plant and equipment, and $124 million of total liabilities, of which $100 million was long-term debt.
SHARE REPURCHASES
A summary of cumulative share repurchases of our Class A common stock is as follows (in millions):

	Three Months Ended
	December 29, 2012		December 31, 2011
	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	5.1	$100	1.8	$35
To fund certain obligations under equity compensation plans	0.8	15	0.8	15
Total share repurchases	5.9	$115	2.6	$50
As of December 29, 2012, 30.1 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. This guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance in the first quarter of fiscal year 2013. The adoption required a separate statement of comprehensive income and additional disclosures on our consolidated condensed financial statements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

	December 29, 2012	September 29, 2012
Processed products:
Weighted-average method – chicken and prepared foods	$824	$754
First-in, first-out method – beef and pork	595	611
Livestock – first-in, first-out method	1,038	952
Supplies and other – weighted-average method	475	492
Total inventories	$2,932	$2,809
NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	December 29, 2012	September 29, 2012
Land	$101	$101
Buildings and leasehold improvements	2,901	2,868
Machinery and equipment	5,276	5,208
Land improvements and other	411	408
Buildings and equipment under construction	304	298
	8,993	8,883
Less accumulated depreciation	4,950	4,861
Net property, plant and equipment	$4,043	$4,022
NOTE 4: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	December 29, 2012	September 29, 2012
Accrued salaries, wages and benefits	$272	$382
Self-insurance reserves	274	274
Other	346	287
Total other current liabilities	$892	$943

NOTE 5: DEBT
The major components of debt are as follows (in millions):

	December 29, 2012	September 29, 2012
Revolving credit facility	$—	$—
Senior notes:
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
6.60% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
4.50% Senior notes due June 2022 (2022 Notes)	1,000	1,000
7.00% Notes due January 2028	18	18
Discount on senior notes	(23)	(28)
GO Zone tax-exempt bonds due October 2033 (0.14% at 12/29/2012)	100	100
Other	115	126
Total debt	2,426	2,432
Less current debt	519	515
Total long-term debt	$1,907	$1,917
Revolving Credit Facility
We have a $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in August 2017. After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing at December 29, 2012, was $962 million. At December 29, 2012, we had outstanding letters of credit issued under this facility totaling $38 million, none of which were drawn upon. We had an additional $151 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.
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

2013 Notes
In September 2008, we issued $458 million principal amount 3.25% convertible senior unsecured notes due October 15, 2013, with interest payable semi-annually in arrears on April 15 and October 15. At December 29, 2012, the conversion rate was 59.5360 shares of Class A stock per $1,000 principal amount of notes, which is equivalent to a conversion price of $16.80 per share of Class A stock. The conversion rate and conversion price of the 2013 Notes are subject to adjustments which include, among other events, making cash dividends or distributions to the holders of our Class A common stock during any quarterly fiscal period in excess of $0.04 per share. The 2013 Notes may be converted before the close of business on July 12, 2013, only under the following circumstances:

•
during any fiscal quarter after December 27, 2008, if the last reported sale price of our Class A stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is at least 130% of the applicable conversion price on each applicable trading day (which would currently require our shares to trade at or above $21.84); or

•
during the five business days after any 10 consecutive trading days (measurement period) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A stock and the applicable conversion rate on each such day; or

•	upon the occurrence of specified corporate events as defined in the supplemental indenture.
On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of December 29, 2012, none of the conditions permitting conversion of the 2013 Notes had been satisfied.
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
We purchased call options in private transactions for $94 million that permit us to acquire up to approximately 27 million shares of our Class A stock at the current strike price of $16.80 per share, subject to adjustment. The call options allow us to acquire a number of shares of our Class A stock initially equal to the number of shares of Class A stock issuable to the holders of the 2013 Notes upon conversion. These call options will terminate upon the maturity of the 2013 Notes.
We sold warrants in private transactions for total proceeds of $44 million. The warrants permit the purchasers to acquire up to approximately 27 million shares of our Class A stock at the current exercise price of $22.18 per share, subject to adjustment. The warrants are exercisable on various dates from January 2014 through April 2014.
The maximum amount of shares that may be issued to satisfy the conversion of the 2013 Notes is limited to 35.9 million shares. However, the convertible note hedge and warrant transactions, in effect, increase the conversion price of the 2013 Notes from $16.80 per share to $22.18 per share, thus reducing the potential future economic dilution associated with conversion of the 2013 Notes. If our share price is below $22.18 upon exercise of the warrants, there is no economic net share impact. A 10% increase in our share price above the $22.18 warrant exercise price would result in the issuance of 2.5 million incremental shares. The 2013 Notes and the warrants could have a dilutive effect on our earnings per share to the extent the price of our Class A stock during a given measurement period exceeds the respective exercise prices of those instruments. The call options are excluded from the calculation of diluted earnings per share as their impact is anti-dilutive.
2016 Notes
The 2016 Notes carried an interest rate at issuance of 6.60%, with an interest step up feature dependent on their credit rating. On June 7, 2012, Moody's upgraded the credit rating of these notes from "Ba1" to "Baa3." This upgrade decreased the interest rate on the 2016 Notes from 6.85% to 6.60%, effective beginning with the six-month interest payment due October 1, 2012.

GO Zone Tax-Exempt Bonds
In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033. In November 2008, we entered into an interest rate swap related to these bonds to mitigate our interest rate risk on a portion of the bonds for five years. We also issued a letter of credit as a guarantee for the entire bond issuance. If any amounts are disbursed related to this guarantee, we would seek recovery of 50% (up to $50 million) from Syntroleum Corporation in accordance with our 2008 warrant agreement with Syntroleum Corporation.
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
We were in compliance with all debt covenants at December 29, 2012.
NOTE 6: INCOME TAXES
The effective tax rate was 36.3% and 35.8% for the first quarter of fiscal years 2013 and 2012, respectively. The effective tax rate for the first quarter of fiscal 2013 was impacted by such items as the domestic production deduction, state income taxes and losses in foreign jurisdictions and related valuation allowances.
Unrecognized tax benefits were $139 million and $168 million at December 29, 2012, and September 29, 2012, respectively. This change is primarily a result of audit settlements related to temporary differences. Substantially all of the unrecognized tax benefits, if recognized, would impact our effective tax rate.
We classify interest and penalties on unrecognized tax benefits as income tax expense. At December 29, 2012, and September 29, 2012, before tax benefits, we had $62 million and $64 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
We are subject to income tax examinations for U.S. federal income taxes for fiscal years 2003 through 2011, and for foreign, state and local income taxes for fiscal years 2001 through 2011. During the next twelve months, it is reasonably possible the amount of unrecognized tax benefits could change, but such changes are anticipated to be immaterial in amount.
NOTE 7: OTHER INCOME AND CHARGES
During the first quarter of fiscal 2013, we recorded $3 million of equity earnings in joint ventures and $3 million in net foreign currency exchange losses, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the first quarter of fiscal 2012, we recorded $6 million of equity earnings in joint ventures and $5 million in net foreign currency exchange gains, which were recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 8: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 29, 2012	December 31, 2011
Numerator:
Net income	$168	$156
Less: Net loss attributable to noncontrolling interest	(5)	—
Net income attributable to Tyson	173	156
Less Dividends Declared:
Class A	46	12
Class B	10	3
Undistributed earnings	$117	$141

Class A undistributed earnings	$96	$117
Class B undistributed earnings	21	24
Total undistributed earnings	$117	$141
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	285	297
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	5
Convertible 2013 Notes	2	4
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	362	376
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.50	$0.43
Class B Basic	$0.45	$0.39
Diluted	$0.48	$0.42
Approximately 8 million and 4 million of our stock-based compensation shares were antidilutive for the three months ended December 29, 2012, and December 31, 2011, respectively. These shares were not included in the dilutive earnings per share calculation.
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

Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at December 29, 2012.
We recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Condensed Balance Sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (i.e., fair value hedge, cash flow hedge, or hedge of a net investment in a foreign operation). We qualify, or designate, a derivative financial instrument as a hedge when contract terms closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) (OCI) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized in earnings immediately. We designate certain forward contracts as follows:

•	Cash Flow Hedges – include certain commodity forward and option contracts of forecasted purchases (i.e., grains) and certain foreign exchange forward contracts.

•	Fair Value Hedges – include certain commodity forward contracts related to firm commitments (i.e., livestock).

•	Net Investment Hedges – include certain foreign currency forward contracts of permanently invested capital in certain foreign subsidiaries.
Cash flow hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three months ended December 29, 2012, and December 31, 2011.
We had the following aggregated notional values of outstanding forward and option contracts accounted for as cash flow hedges (in millions, except soy meal tons):

	Metric	December 29, 2012	September 29, 2012
Commodity:
Corn	Bushels	10	12
Soy meal	Tons	228,800	164,700
Foreign Currency	United States dollar	$59	$80
As of December 29, 2012, the net amounts expected to be reclassified into earnings within the next 12 months are not significant. During the three months ended December 29, 2012, and December 31, 2011, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	December 29, 2012	December 31, 2011		December 29, 2012	December 31, 2011
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(13)	$2	Cost of Sales	$4	$(6)
Foreign exchange contracts	—	(5)	Other Income/Expense	(2)	5
Total	$(13)	$(3)		$2	$(1)
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

	Metric	December 29, 2012	September 29, 2012
Commodity:
Live Cattle	Pounds	228	232
Lean Hogs	Pounds	284	239
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

			in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended
		December 29, 2012	December 31, 2011
Gain/(Loss) on forwards	Cost of Sales	$4	$(8)
Gain/(Loss) on purchase contract	Cost of Sales	(4)	8
Ineffectiveness related to our fair value hedges was not significant for the three months ended December 29, 2012, and December 31, 2011.
Foreign net investment hedges
We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Condensed Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant for the three months ended December 29, 2012, and December 31, 2011. At both December 29, 2012, and September 29, 2012, we had $27 million aggregate outstanding notional values related to our forward foreign currency contracts accounted for as foreign net investment hedges.

The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	December 29, 2012	December 31, 2011		December 29, 2012	December 31, 2011
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$(1)	Other Income/Expense	$—	$—
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
We have a foreign currency cash flow hedging program to hedge portions of forecasted transactions denominated in foreign currencies, primarily with forward and option contracts, to protect against the reduction in value of forecasted foreign currency cash flows. Our undesignated foreign currency positions generally would qualify for cash flow hedge accounting. However, to reduce earnings volatility, we normally will not elect hedge accounting treatment when the position provides an offset to the underlying related transaction that impacts current earnings.
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
We had the following aggregate outstanding notional values related to our undesignated positions (in millions, except soy meal tons):

	Metric	December 29, 2012	September 29, 2012
Commodity:
Corn	Bushels	36	19
Soy Meal	Tons	65,200	1,200
Soy Oil	Pounds	—	17
Live Cattle	Pounds	223	68
Lean Hogs	Pounds	11	108
Foreign Currency	United States dollars	$151	$165
Interest Rate	Average monthly notional debt	$25	$27

The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain/(Loss) Recognized in Earnings
		Three Months Ended
		December 29, 2012	December 31, 2011
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$11	$(3)
Commodity contracts	Cost of Sales	(7)	29
Foreign exchange contracts	Other Income/Expense	1	3
Total		$5	$29
The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	December 29, 2012	September 29, 2012
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$5	$32
Derivatives not designated as hedging instruments:
Commodity contracts	29	21
Foreign exchange contracts	1	1
Total derivative assets – not designated	30	22

Total derivative assets	$35	$54
Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$12	$6
Foreign exchange contracts	—	1
Total derivative liabilities – designated	12	7
Derivatives not designated as hedging instruments:
Commodity contracts	75	96
Foreign exchange contracts	2	2
Interest rate contracts	1	—
Total derivative liabilities – not designated	78	98

Total derivative liabilities	$90	$105
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

December 29, 2012	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$34	$—	$(21)	$13
Foreign Exchange Forward Contracts	—	1	—	—	1
Available for Sale Securities:
Debt securities	—	26	85	—	111
Equity securities	3	—	—	—	3
Deferred Compensation Assets	22	158	—	—	180
Total Assets	$25	$219	$85	$(21)	$308
Liabilities:
Commodity Derivatives	$—	$87	$—	$(87)	$—
Foreign Exchange Forward Contracts	—	2	—	(1)	1
Interest Rate Swap	—	1	—	—	1
Total Liabilities	$—	$90	$—	$(88)	$2

September 29, 2012	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$53	$—	$(40)	$13
Foreign Exchange Forward Contracts	—	1	—	(1)	—
Available for Sale Securities:
Debt securities	—	27	86	—	113
Equity securities	6	1	—	—	7
Deferred Compensation Assets	31	149	—	—	180
Total Assets	$37	$231	$86	$(41)	$313
Liabilities:
Commodity Derivatives	$—	$102	$—	$(100)	$2
Foreign Exchange Forward Contracts	—	3	—	—	3
Interest Rate Swap	—	—	—	—	—
Total Liabilities	$—	$105	$—	$(100)	$5

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At December 29, 2012, and September 29, 2012, we had posted with various counterparties $67 million and $59 million, respectively, of cash collateral and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	December 29, 2012	December 31, 2011
Balance at beginning of year	$86	$83
Total realized and unrealized gains (losses):
Included in earnings	—	1
Included in other comprehensive income (loss)	—	(2)
Purchases	3	6
Issuances	—	—
Settlements	(4)	(4)
Balance at end of period	$85	$84
Total gains (losses) for the three-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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

(in millions)	December 29, 2012			September 29, 2012
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$25	$26	$1	$26	$27	$1
Corporate and Asset-Backed (a)	63	65	2	64	66	2
Redeemable Preferred Stock	20	20	—	20	20	—
Equity Securities:
Common Stock and Warrants	9	3	(6)	9	7	(2)

(a)
At both December 29, 2012, and September 29, 2012, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $2 million.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairments in earnings for the three months ending December 29, 2012, and December 31, 2011. No other than temporary losses were deferred in OCI as of December 29, 2012, and September 29, 2012.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended December 29, 2012, and December 31, 2011.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	December 29, 2012		September 29, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,606	$2,426	$2,596	$2,432

NOTE 11: OTHER COMPREHENSIVE INCOME
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	December 29, 2012			December 31, 2011
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to Cost of Sales	$(4)	$2	$(2)	$6	$(2)	$4
(Gain) loss reclassified to Other Income/Expense	2	(1)	1	(5)	2	(3)
Unrealized gain (loss)	(13)	5	(8)	(3)	1	(2)

Investments:
Unrealized gain (loss)	(4)	2	(2)	2	(1)	1

Currency translation:
Translation adjustment	(1)	—	(1)	3	—	3

Postretirement benefits	1	—	1	1	—	1
Total Other Comprehensive Income (Loss)	$(19)	$8	$(11)	$4	$—	$4

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
The results from Dynamic Fuels are included in Other.

Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended
	December 29, 2012	December 31, 2011
Sales:
Chicken	$2,956	$2,762
Beef	3,485	3,467
Pork	1,363	1,475
Prepared Foods	841	861
Other	20	54
Intersegment Sales	(263)	(290)
Total Sales	$8,402	$8,329
Operating Income (Loss):
Chicken	$107	$32
Beef	46	31
Pork	125	165
Prepared Foods	33	51
Other	(11)	(1)
Total Operating Income	300	278

Total Other (Income) Expense	36	35

Income before Income Taxes	$264	$243

The Beef segment had sales of $43 million and $64 million in the first quarter of fiscal years 2013 and 2012, respectively, from transactions with other operating segments of the Company and Dynamic Fuels. The Pork segment had sales of $220 million and $226 million in the first quarter of fiscal years 2013 and 2012, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
NOTE 13: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, which consist primarily of a lease and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of December 29, 2012, was $71 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next seven years. The maximum potential amount of the residual value guarantees is $56 million, of which $50 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At December 29, 2012, and September 29, 2012, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of December 29, 2012, was approximately $290 million. The total receivables under these programs were $39 million and $25 million at December 29, 2012, and September 29, 2012, respectively, and are included, net of allowance for uncollectible amounts, in Accounts Receivable at December 29, 2012, and September 29, 2012, in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $13 million and $10 million at December 29, 2012, and September 29, 2012, respectively.

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
We have pending eleven separate wage and hour actions involving Tyson Fresh Meats Inc.’s plants located in Garden City and Emporia, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, May 15, 2006), Storm Lake, Iowa (Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Guyton (f/k/a Robinson), et al. v. Tyson Foods, Inc., d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007), Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008; and DeVoss v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, C.D. Illinois, March 2, 2011), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., D. Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., D. Nebraska, February 29, 2008), Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Council Bluffs, Iowa (Maxwell (f/k/a Salazar), et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, April 29, 2008); Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008); and Goodlettsville, Tennessee (Abadeer v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc., M.D. Tennessee, February 6, 2009). The actions allege we failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the FLSA and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction.

•
After a trial in the Garcia case, which involved the Garden City, Kansas facility, a jury verdict in favor of the plaintiffs was entered on March 17, 2011. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $503,011. Plaintiffs’ counsel filed an application for attorneys’ fees and expenses which we contested. On December 7, 2012, the court granted plaintiffs' application and awarded a total of $3,609,723. We filed an appeal with the Tenth Circuit Court of Appeals on December 27, 2012.

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

•	A bench trial in the Acosta case began January 22, 2013.

•
The Gomez case is scheduled for trial on March 18, 2013. The trial court in the Edwards case, which involves the Perry and Waterloo, Iowa facilities, split the case into two trials. The trial involving the Perry facility is scheduled to begin October 7, 2013, and the trial involving the Waterloo facility is scheduled to begin December 9, 2013.

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
NOTE 14: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
TFM Parent, our wholly-owned subsidiary, has fully and unconditionally guaranteed the 2016 Notes. Additionally, TFM Parent has fully and unconditionally guaranteed the 2022 Notes until such date TFM Parent has been released of its guarantee of both (i) Tyson's $1.0 billion revolving credit facility and (ii) the 2016 Notes, at which time TFM Parent's guarantee of the 2022 Notes is permanently released. The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); TFM Parent; the Non-Guarantors Subsidiaries (Non-Guarantors) on a combined basis; the elimination entries necessary to consolidate TFI Parent, TFM Parent and the Non-Guarantors; and Tyson Foods, Inc. on a consolidated basis, and is provided as an alternative to providing separate financial statements for the guarantor. This presentation has been revised from the financial presentation disclosed in periods prior to September 29, 2012, to reflect changes in the subsidiary guarantees associated with the permanent release of certain subsidiary guarantors upon the retirement of the 10.50% Senior Notes due 2014.

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended December 29, 2012					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$75	$4,750	$3,904	$(327)	$8,402
Cost of Sales	16	4,538	3,638	(327)	7,865
Gross Profit	59	212	266	—	537
Selling, General and Administrative	20	52	165	—	237
Operating Income	39	160	101	—	300
Other (Income) Expense:
Interest expense, net	8	16	12	—	36
Other, net	—	—	—	—	—
Equity in net earnings of subsidiaries	(149)	(24)	—	173	—
Total Other (Income) Expense	(141)	(8)	12	173	36
Income (Loss) before Income Taxes	180	168	89	(173)	264
Income Tax Expense	7	51	38	—	96
Net Income (Loss)	173	117	51	(173)	168
Less: Net Loss Attributable to Noncontrolling Interest	—	—	(5)	—	(5)
Net Income (Loss) Attributable to Tyson	173	117	56	(173)	173

Comprehensive Income	157	121	50	(171)	157
Less: Comprehensive Loss Attributable to Noncontrolling Interest	—	—	(5)	—	(5)
Comprehensive Income Attributable to Tyson	$157	$121	$55	$(171)	$162

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended December 31, 2011					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$52	$4,841	$3,761	$(325)	$8,329
Cost of Sales	8	4,642	3,511	(325)	7,836
Gross Profit	44	199	250	—	493
Selling, General and Administrative	12	50	153	—	215
Operating Income	32	149	97	—	278
Other (Income) Expense:
Interest expense, net	(13)	32	28	—	47
Other, net	1	—	(13)	—	(12)
Equity in net earnings of subsidiaries	(127)	(26)	—	153	—
Total Other (Income) Expense	(139)	6	15	153	35
Income (Loss) before Income Taxes	171	143	82	(153)	243
Income Tax (Benefit) Expense	15	40	32	—	87
Net Income (Loss)	156	103	50	(153)	156
Less: Net Loss Attributable to Noncontrolling Interest	—	—	—	—	—
Net Income (Loss) Attributable to Tyson	156	103	50	(153)	156

Comprehensive Income	160	100	51	(151)	160
Less: Comprehensive Loss Attributable to Noncontrolling Interest	—	—	—	—	—
Comprehensive Income Attributable to Tyson	$160	$100	$51	$(151)	$160

Condensed Consolidating Balance Sheet as of December 29, 2012					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$20	$931	$—	$951
Accounts receivable, net	1	514	850	—	1,365
Inventories	1	1,005	1,926	—	2,932
Other current assets	115	63	128	(167)	139
Total Current Assets	117	1,602	3,835	(167)	5,387
Net Property, Plant and Equipment	32	871	3,140	—	4,043
Goodwill	—	881	1,010	—	1,891
Intangible Assets	—	25	101	—	126
Other Assets	1,233	147	231	(1,184)	427
Investment in Subsidiaries	11,525	2,075	—	(13,600)	—
Total Assets	$12,907	$5,601	$8,317	$(14,951)	$11,874

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$446	$—	$145	$(72)	$519
Accounts payable	28	697	710	—	1,435
Other current liabilities	4,460	166	755	(4,489)	892
Total Current Liabilities	4,934	863	1,610	(4,561)	2,846
Long-Term Debt	1,769	809	458	(1,129)	1,907
Deferred Income Taxes	—	130	420	(14)	536
Other Liabilities	170	133	265	(41)	527

Total Tyson Shareholders’ Equity	6,034	3,666	5,540	(9,206)	6,034
Noncontrolling Interest	—	—	24	—	24
Total Shareholders’ Equity	6,034	3,666	5,564	(9,206)	6,058
Total Liabilities and Shareholders’ Equity	$12,907	$5,601	$8,317	$(14,951)	$11,874

Condensed Consolidating Balance Sheet as of September 29, 2012					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$9	$1,061	$—	$1,071
Accounts receivable, net	1	499	878	—	1,378
Inventories	—	950	1,859	—	2,809
Other current assets	139	100	90	(184)	145
Total Current Assets	141	1,558	3,888	(184)	5,403
Net Property, Plant and Equipment	31	873	3,118	—	4,022
Goodwill	—	881	1,010	—	1,891
Intangible Assets	—	26	103	—	129
Other Assets	1,257	151	251	(1,208)	451
Investment in Subsidiaries	11,849	2,005	—	(13,854)	—
Total Assets	$13,278	$5,494	$8,370	$(15,246)	$11,896

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$439	$—	$167	$(91)	$515
Accounts payable	10	558	804	—	1,372
Other current liabilities	4,887	144	766	(4,854)	943
Total Current Liabilities	5,336	702	1,737	(4,945)	2,830
Long-Term Debt	1,774	809	486	(1,152)	1,917
Deferred Income Taxes	—	135	432	(9)	558
Other Liabilities	156	146	294	(47)	549

Total Tyson Shareholders’ Equity	6,012	3,702	5,391	(9,093)	6,012
Noncontrolling Interest	—	—	30	—	30
Total Shareholders’ Equity	6,012	3,702	5,421	(9,093)	6,042
Total Liabilities and Shareholders’ Equity	$13,278	$5,494	$8,370	$(15,246)	$11,896

Condensed Consolidating Statement of Cash Flows for the three months ended December 29, 2012					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$21	$234	$(65)	$—	$190
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2)	(24)	(131)	—	(157)
Proceeds from marketable securities, net	—	—	1	—	1
Other, net	—	—	4	—	4
Cash Provided by (Used for) Investing Activities	(2)	(24)	(126)	—	(152)
Cash Flows from Financing Activities:
Net change in debt	—	—	(11)	—	(11)
Purchases of Tyson Class A common stock	(115)	—	—	—	(115)
Dividends	(53)	—	—	—	(53)
Other, net	22	—	(1)	—	21
Net change in intercompany balances	126	(199)	73	—	—
Cash Provided by (Used for) Financing Activities	(20)	(199)	61	—	(158)
Effect of Exchange Rate Change on Cash	—	—	—	—	—
Increase (Decrease) in Cash and Cash Equivalents	(1)	11	(130)	—	(120)
Cash and Cash Equivalents at Beginning of Year	1	9	1,061	—	1,071
Cash and Cash Equivalents at End of Period	$—	$20	$931	$—	$951

Condensed Consolidating Statement of Cash Flows for the three months ended December 31, 2011					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$59	$332	$(53)	$—	$338
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(25)	(157)	—	(182)
Proceeds from marketable securities, net	—	2	1	—	3
Other, net	2	2	(1)	—	3
Cash Provided by (Used for) Investing Activities	2	(21)	(157)	—	(176)
Cash Flows from Financing Activities:
Net change in debt	(1)	—	21	—	20
Purchases of Tyson Class A common stock	(50)	—	—	—	(50)
Dividends	(15)	—	—	—	(15)
Other, net	22	—	—	—	22
Net change in intercompany balances	(18)	(310)	328	—	—
Cash Provided by (Used for) Financing Activities	(62)	(310)	349	—	(23)
Effect of Exchange Rate Change on Cash	—	—	2	—	2
Increase (Decrease) in Cash and Cash Equivalents	(1)	1	141	—	141
Cash and Cash Equivalents at Beginning of Year	1	1	714	—	716
Cash and Cash Equivalents at End of Period	$—	$2	$855	$—	$857

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Description of the Company
We are one of the world’s largest meat protein companies and the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. We produce, distribute and market chicken, beef, pork, prepared foods and related allied products. Our operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost of live cattle and hogs, raw materials and feed; and operating efficiencies of our facilities.
Overview

•
General – As a result of continued focus on internal performance and balancing our supply with customer demand, operating results remained strong in the first quarter of fiscal 2013, despite increased input costs and challenging market conditions across most of our operating segments.

•	We continued to execute our strategy of accelerating growth in international poultry and domestic value-added products, innovating products, processes and analytics and cultivating our team members.

•
We also maintained focus on maximizing our margins through margin management and operational efficiency improvements. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added products initiatives. The operational efficiencies occurred in areas of yields, chicken live performance, cost reduction and labor management.

•
Market environment – Our Chicken segment experienced increased feed costs but was able to offset the impact with operational, mix and price improvements. Despite reduced domestic demand for beef products and increased costs for fed cattle, our Beef segment remained profitable, primarily as a result of balancing our supply with customer demand. Pork segment results remained strong due to greater availability of live hogs which drove down livestock costs. Our Prepared Foods segment was challenged by product mix and additional costs incurred as we invested in our lunchmeat business.

•	Our total operating margins were 3.6% in the first quarter of fiscal 2013. The following is a summary of operating margins by segment:

•	Chicken – 3.6%

•	Beef – 1.3%

•	Pork – 9.2%

•	Prepared Foods – 3.9%

•
Debt and Liquidity – During the first quarter of fiscal 2013, we generated $190 million of operating cash flows. Additionally, we repurchased, as part of our share repurchase program, 5.1 million shares of our stock for $100 million. At December 29, 2012, we had approximately $1.9 billion of liquidity, which includes availability under our credit facility and $951 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended
	December 29, 2012	December 31, 2011
Net income attributable to Tyson	$173	$156
Net income attributable to Tyson – per diluted share	0.48	0.42

Summary of Results
Sales

in millions	Three Months Ended
	December 29, 2012	December 31, 2011
Sales	$8,402	$8,329
Change in sales volume	(3.3)%
Change in average sales price	4.7%
Sales growth	0.9%
First quarter – Fiscal 2013 vs Fiscal 2012

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $465 million. The Chicken and Beef segments experienced increased average sales prices, largely due to continued tight domestic availability of protein and increased live and raw material costs, partially offset by decreases in average sales prices in the Pork and Prepared Foods segments which were driven by lower live and raw material costs.

•
Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $392 million. All segments, with the exception of the Prepared Foods segment, had a decrease in sales volume, with the majority of the decrease in the Beef segment.

Cost of Sales

in millions	Three Months Ended
	December 29, 2012	December 31, 2011
Cost of sales	$7,865	$7,836
Gross margin	$537	$493
Cost of sales as a percentage of sales	93.6%	94.1%
First quarter – Fiscal 2013 vs Fiscal 2012

•	Cost of sales increased $29 million. Higher input cost per pound increased cost of sales $299 million, while lower sales volume decreased cost of sales $270 million.

•	The $299 million impact of higher input cost per pound was primarily driven by:

•	Increase in live cattle costs of $153 million, partially offset by a decrease in live hog costs of $62 million.

•	Increase in feed costs of $170 million in our Chicken segment.

•
The $270 million impact of lower sales volume was driven by decreases in sales volume in our Chicken, Beef and Pork segments, partially offset by an increase in sales volume in our Prepared Foods segment.

Selling, General and Administrative

in millions	Three Months Ended
	December 29, 2012	December 31, 2011
Selling, general and administrative expense	$237	$215
As a percentage of sales	2.8%	2.6%
First quarter – Fiscal 2013 vs Fiscal 2012

•	Increase of $11 million related to employee costs including payroll and stock-based and incentive-based compensation.

•	Increase of $6 million related to reduced investment returns on deferred compensation plans.

•	Increase of $5 million primarily related to advertising, professional fees and sales promotions.

Interest Expense

in millions	Three Months Ended
	December 29, 2012	December 31, 2011
Cash interest expense	$30	$40
Non-cash interest expense	7	9
Total Interest Expense	$37	$49
First quarter – Fiscal 2013 vs Fiscal 2012

•
Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due to lower average coupon rates compared to fiscal 2012.

•	Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances.
Other (Income) Expense, net

in millions	Three Months Ended
	December 29, 2012	December 31, 2011
	$—	$(12)
First quarter of fiscal 2013

•	Includes $3 million of equity earnings in joint ventures offset by $3 million in net foreign currency exchange losses.
First quarter of fiscal 2012

•	Includes $6 million of equity earnings in joint ventures and $5 million in net foreign currency exchange gains.
Effective Tax Rate

Three Months Ended
December 29, 2012	December 31, 2011
36.3%	35.8%
First quarter of fiscal 2013 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction; and

•	losses in foreign jurisdictions and related valuation allowances.
First quarter of fiscal 2012 – The effective tax rate was impacted by:

•	the domestic production deduction; and

•	state income taxes.

Segment Results
We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment income.

in millions	Sales
	Three Months Ended
	December 29, 2012	December 31, 2011
Chicken	$2,956	$2,762
Beef	3,485	3,467
Pork	1,363	1,475
Prepared Foods	841	861
Other	20	54
Intersegment Sales	(263)	(290)
Total	$8,402	$8,329

in millions	Operating Income (Loss)
	Three Months Ended
	December 29, 2012	December 31, 2011
Chicken	$107	$32
Beef	46	31
Pork	125	165
Prepared Foods	33	51
Other	(11)	(1)
Total	$300	$278

Chicken Segment Results

in millions	Three Months Ended
	December 29, 2012	December 31, 2011	Change
Sales	$2,956	$2,762	$194
Sales Volume Change			(1.1)%
Average Sales Price Change			8.2%
Operating Income	$107	$32	$75
Operating Margin	3.6%	1.2%
First quarter – Fiscal 2013 vs Fiscal 2012

•	Sales and Operating Income –

•
Sales Volume – Despite increased domestic and international production, total sales volumes decreased in the first quarter of fiscal 2013 due to reduced open-market meat purchases, planned inventory build to meet forecasted customer demand and mix of rendered product sales.

•
Average Sales Price – The increase in average sales price is primarily due to mix changes and price increases associated with increased input costs. Since many of our sales contracts are formula based or shorter-term in nature, we were able to offset rising input costs through improved pricing and mix.

•
Operating Income – Operating income was positively impacted by increases in average sales price, improved live performance and operational improvements. These increases were partially offset by increased feed costs of $170 million.

Beef Segment Results

in millions	Three Months Ended
	December 29, 2012	December 31, 2011	Change
Sales	$3,485	$3,467	$18
Sales Volume Change			(10.0)%
Average Sales Price Change			11.7%
Operating Income	$46	$31	$15
Operating Margin	1.3%	0.9%
First quarter – Fiscal 2013 vs Fiscal 2012

•	Sales and Operating Income –

•
Fed cattle supplies decreased which drove up average sales price and livestock cost. Sales volumes decreased due to a reduction in live cattle processed as a result of soft domestic demand for beef products and outside tallow purchases. Operating income increased in the first quarter of fiscal 2013 as the result of balancing our supply with customer demand partially offset by increased operating costs from reduced production.

Pork Segment Results

in millions	Three Months Ended
	December 29, 2012	December 31, 2011	Change
Sales	$1,363	$1,475	$(112)
Sales Volume Change			(2.2)%
Average Sales Price Change			(5.5)%
Operating Income	$125	$165	$(40)
Operating Margin	9.2%	11.2%
First quarter – Fiscal 2013 vs Fiscal 2012

•	Sales and Operating Income –

•
Live hog supplies increased which drove down average sales price and livestock cost. Sales volumes decreased as a result of balancing our supply with customer demand. While reduced compared to prior year, operating income remained strong in the first quarter of fiscal 2013 despite brief periods of imbalance in industry supply and customer demand.

Prepared Foods Segment Results

in millions	Three Months Ended
	December 29, 2012	December 31, 2011	Change
Sales	$841	$861	$(20)
Sales Volume Change			1.8%
Average Sales Price Change			(4.1)%
Operating Income	$33	$51	$(18)
Operating Margin	3.9%	5.9%
First quarter – Fiscal 2013 vs Fiscal 2012

•	Sales and Operating Income –

•
Operating income decreased in the first quarter of fiscal 2013, despite increased volumes, as the result of lower average sales prices caused by lower raw material costs as well as product mix and additional costs incurred as we invested in our lunchmeat business.

Outlook
Our continued capital investment in our businesses, strong liquidity and reduced interest expense will help us to maintain strong operating results despite challenging market conditions. In fiscal 2013, we expect overall domestic protein production (chicken, beef, pork and turkey) to decrease approximately 1% from fiscal 2012 levels. The recent drought conditions have reduced expected grain supplies, which will result in higher input costs as well as increased costs for cattle and hog producers. The following is a summary of the fiscal 2013 outlook for each of our segments, as well as an outlook on sales, capital expenditures, net interest expense, debt and liquidity and share repurchases:

•
Chicken – Current USDA data shows U.S. chicken production to be relatively flat in fiscal 2013 compared to fiscal 2012. Based on current futures prices, we expect higher feed costs in fiscal 2013 compared to fiscal 2012 of approximately $600 million. The capital investment and significant operational improvements we have made in our Chicken segment have better positioned us to adjust to rising feed costs and remain profitable. Additionally, many of our sales contracts are formula based or shorter-term in nature, which allows us to offset rising input costs through pricing. However, there may be a lag time for price increases to take effect. We anticipate our Chicken segment will return to normalized ranges in the second-half of fiscal 2013.

•
Beef – We expect to see a reduction of industry fed cattle supplies of 2-3% in fiscal 2013 as compared to fiscal 2012, with the reduction predominately in the second half of fiscal 2013. Although we generally expect adequate supplies in regions we operate our plants, there may be periods of imbalance of fed cattle supply and demand. We anticipate beef exports will remain strong in fiscal 2013. For fiscal 2013, we believe our Beef segment will remain profitable, but could be below our normalized range of 2.5%-4.5%.

•
Pork – We expect industry hog supplies to be flat compared to fiscal 2012 and pork exports to remain strong in fiscal 2013 but less than fiscal 2012. For fiscal 2013, we believe our Pork segment should remain at or above our normalized range of 6.0%-8.0%.

•
Prepared Foods – We expect operational improvements and increased pricing to offset increased raw material costs. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. For fiscal 2013, we believe our Prepared Foods segment should be in its normalized range of 4.0%-6.0%.

•	Sales – We expect fiscal 2013 sales to approximate $35 billion mostly resulting from price increases related to expected decreases in domestic availability of protein and increased raw material costs.

•	Capital Expenditures – We expect fiscal 2013 capital expenditures will approximate $550 million.

•	Net Interest Expense – We expect fiscal 2013 net interest expense will approximate $140 million.

•
Debt and Liquidity – We do not have any significant scheduled maturities of debt due until October 2013 and may use our available cash to repurchase notes when available at attractive rates. Total liquidity at December 29, 2012, was $1.9 billion, well above our goal to maintain liquidity in excess of $1.2 billion.

•
Share Repurchases – We expect to continue repurchasing shares under our share repurchase program. As of December 29, 2012, 30.1 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements.

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
Cash Flows from Operating Activities

in millions	Three Months Ended
	December 29, 2012	December 31, 2011
Net income	$168	$156
Non-cash items in net income:
Depreciation and amortization	130	122
Deferred income taxes	(9)	24
Other, net	23	27
Changes in working capital	(122)	9
Net cash provided by operating activities	$190	$338

•	Cash flows associated with changes in working capital for the three months ended:

•
December 29, 2012 – Decreased primarily due to a higher inventory balance and decreases in accrued salaries, wages and benefits, partially offset by increases in accounts payable and income taxes payable balances. The increase in inventory balance is largely due to increased raw material costs and planned build to meet forecasted customer demand.

•
December 31, 2011 – Increased primarily due to a decrease in accounts receivable balance and increases in accounts payable and income taxes payable balances, almost entirely offset by an increase in inventory balance and decreases in accrued salaries, wages and benefits balances.

Cash Flows from Investing Activities

in millions	Three Months Ended
	December 29, 2012	December 31, 2011
Additions to property, plant and equipment	$(157)	$(182)
(Purchases of)/Proceeds from marketable securities, net	1	3
Other, net	4	3
Net cash used for investing activities	$(152)	$(176)

•	Additions to property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.

•
Capital spending for fiscal 2013 is expected to approximate $550 million, and includes spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our foreign operations.

Cash Flows from Financing Activities

in millions	Three Months Ended
	December 29, 2012	December 31, 2011
Payments on debt	$(35)	$(25)
Net proceeds from borrowings	24	45
Purchases of Tyson Class A common stock	(115)	(50)
Dividends	(53)	(15)
Other, net	21	22
Net cash used for financing activities	$(158)	$(23)

•
During the first quarter of fiscal 2013, we received proceeds of $22 million and paid $33 million related to borrowings at our foreign operations. Total debt related to our foreign operations was $91 million at December 29, 2012 ($58 million current, $33 million long-term).

•	Purchases of Tyson Class A common stock include:

•	$100 million and $35 million for shares repurchased pursuant to our share repurchase program during the first quarters of fiscal 2013 and 2012, respectively; and

•	$15 million for shares repurchased to fund certain obligations under our equity compensation plans during the first quarters of both fiscal 2013 and 2012.

•
Dividends during first quarter of fiscal 2013 include a 25% increase to our quarterly dividend rate. Additionally, we declared and paid special dividends per share of $0.10 and $0.09 to holders of Class A stock and Class B stock, respectively, during the first quarter of fiscal 2013.

Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$951
Revolving credit facility	August 2017	$1,000	$38	$—	$962
Total liquidity					$1,913

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of workers’ compensation insurance programs and derivative activities.

•
Our 3.25% Convertible Senior Notes due 2013 (2013 Notes) may currently be converted to Class A stock early during any fiscal quarter in the event our Class A stock trades at or above $21.84 for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. In this event, any note holders electing early conversion would be paid the outstanding principal in cash, which totaled $458 million at December 29, 2012. Any conversion premium would be paid in shares of Class A stock. The conditions for early conversion were not met in our first quarter of fiscal 2013, and thus, the notes may not be converted in our second quarter of fiscal 2013. On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, which is October 15, 2013, holders may convert their notes at any time, regardless of the foregoing circumstances. Should the holders exercise their early conversion option, we would use current cash on hand and/or cash flow from operations for principal payments. We presently plan to use current cash on hand and/or cash flows from operations for payment on the 2013 Notes not converted early upon maturity.

•
At December 29, 2012, approximately 30% of our cash is held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs, but rather we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

•	Our current ratio was 1.89 to 1 and 1.91 to 1 at December 29, 2012, and September 29, 2012, respectively.

Capital Resources
Revolving Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of December 29, 2012, we had outstanding letters of credit totaling $38 million issued under this facility, none of which were drawn upon, which left $962 million available for borrowing. Our revolving credit facility is funded by a syndicate of 43 banks, with commitments ranging from $0.3 million to $90 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At December 29, 2012, and September 29, 2012, the ratio of our debt-to-total capitalization was 28.6% and 28.7%, respectively. For the purpose of this calculation, debt is defined as the sum of current and long-term debt. Total capitalization is defined as debt plus Total Shareholders’ Equity.
Credit Ratings
2016 Notes
On June 7, 2012, Moody's Investors Service, Inc. (Moody's) upgraded the credit rating of these notes from "Ba1" to "Baa3." This upgrade decreased the interest rate on the 2016 Notes from 6.85% to 6.60%, effective beginning with the six-month interest payment due October 1, 2012.
A one-notch downgrade by either Standard & Poor’s Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P) or Moody's would increase the interest rates on the 2016 Notes by 0.25%.
Revolving Credit Facility
S&P's corporate credit rating for Tyson Foods, Inc. is "BBB-." Moody’s senior, unsecured, subsidiary guaranteed long-term debt rating for Tyson Foods, Inc. is "Baa3." Fitch Ratings', a wholly owned subsidiary of Fimalac, S.A. (Fitch), issuer default rating for Tyson Foods, Inc. is "BBB." The below table outlines the fees paid on the unused portion of the facility (facility fee rate) and letter of credit fees (undrawn letter of credit fee and borrowing spread) depending on the rating levels of Tyson Foods, Inc. from S&P, Moody's and Fitch.

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
We were in compliance with all debt covenants at December 29, 2012.

RECENTLY ADOPTED/ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; marketing and advertising costs; accrued self insurance; impairment of long-lived assets; impairment of goodwill and other intangible assets; and income taxes to be critical policies. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 29, 2012.
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
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effect of, or changes in, general economic conditions; (ii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (iii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iv) successful rationalization of existing facilities and operating efficiencies of the facilities; (v) risks associated with our commodity purchasing activities; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers or loss of one or more large customers; (xii) adverse results from litigation; (xiii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xv) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xvi) effectiveness of advertising and marketing programs; and (xvii) those factors listed under Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended September 29, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 29, 2012, and September 29, 2012, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	December 29, 2012	September 29, 2012
Livestock:
Cattle	$31	$42
Hogs	45	37
Grain	10	30
Interest Rate Risk: At December 29, 2012, we had variable rate debt of $207 million with a weighted average interest rate of 3.9%. A hypothetical 10% increase in interest rates effective at December 29, 2012, and September 29, 2012, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At December 29, 2012, we had fixed-rate debt of $2.2 billion with a weighted average interest rate of 5.9%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $18 million at December 29, 2012, and $16 million at September 29, 2012. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at both December 29, 2012, and September 29, 2012, related to the foreign exchange forward and option contracts would have a $21 million impact on pretax income. In the future, we may enter into more foreign exchange forward and option contracts as a result of our international growth strategy.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2012 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2012 Annual Report.

Item 4.	Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 29, 2012, our disclosure controls and procedures were effective.
In the first quarter ended December 29, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Since 2003, nine lawsuits have been brought against us and several other poultry companies by approximately 150 plaintiffs in Washington County, Arkansas Circuit Court (Green v. Tyson Foods, Inc., et al., Bible v. Tyson Foods, Inc., Beal v. Tyson Foods, Inc., et al., McWhorter v. Tyson Foods, Inc., et al., McConnell v. Tyson Foods, Inc., et al., Carroll v. Tyson Foods, Inc., et al., Belew v. Tyson Foods, Inc., et al., Gonzalez v. Tyson Foods, Inc., et al., and Rasco v. Tyson Foods, Inc., et al.) alleging that the land application of poultry litter caused arsenic and pathogenic mold and fungi contamination of the air, soil and water in and around Prairie Grove, Arkansas and seeking recovery for several types of personal injuries, including several forms of cancer. On August 2, 2006, the Court granted summary judgment in favor of Tyson and the other poultry company defendants in the first case to go to trial, which the plaintiffs appealed, and the trial court stayed the remaining eight lawsuits pending the appeal. On May 8, 2008, the Arkansas Supreme Court reversed the summary judgment and remanded for a new trial. The remanded trial was held and the jury returned a verdict in our favor. The plaintiffs appealed this verdict to the Arkansas Supreme Court, which affirmed the verdict and denied the plaintiffs’ petition for rehearing. The parties subsequently settled the remaining eight cases.
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
There have been no material changes to the risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended September 29, 2012. These risk factors should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Sept. 30, 2012 to Oct. 27, 2012	204,783		$16.21	—		35,247,684
Oct. 28, 2012 to Dec. 1, 2012	961,561		18.71	537,100		34,710,584
Dec. 2, 2012 to Dec. 29, 2012	4,775,026		19.60	4,577,200		30,133,384
Total	5,941,370	(2)	$19.34	5,114,300	(3)	30,133,384

(1)
On February 7, 2003, we announced our Board of Directors approved a program to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The program has no fixed or scheduled termination date. On May 3, 2012, our Board of Directors approved an increase of 35 million shares authorized for repurchase under this program.

(2)
We purchased 827,070 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 515,955 shares purchased in open market transactions and 311,115 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

10.1	Employment Agreement, dated November 25, 2012, by and between the Company and John Tyson.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 1, 2013	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: February 1, 2013	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer