Form 10-Q
period 2013-03-30
TYSON FOODS INC
filed 2013-05-06
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 30, 2013.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	284,826,453
Class B Common Stock, $0.10 Par Value (Class B stock)	70,015,755

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Sales	$8,419	$8,268	$16,821	$16,597
Cost of Sales	8,011	7,733	15,876	15,569
Gross Profit	408	535	945	1,028
Selling, General and Administrative	234	233	471	448
Operating Income	174	302	474	580
Other (Income) Expense:
Interest income	(2)	(5)	(3)	(7)
Interest expense	36	52	73	101
Other, net	(19)	(2)	(19)	(14)
Total Other (Income) Expense	15	45	51	80
Income before Income Taxes	159	257	423	500
Income Tax Expense	53	91	149	178
Net Income	106	166	274	322
Less: Net Income Attributable to Noncontrolling Interest	11	—	6	—
Net Income Attributable to Tyson	$95	$166	$268	$322
Weighted Average Shares Outstanding:
Class A Basic	283	294	284	295
Class B Basic	70	70	70	70
Diluted	366	373	364	374
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.27	$0.47	$0.77	$0.90
Class B Basic	$0.25	$0.42	$0.70	$0.81
Diluted	$0.26	$0.44	$0.74	$0.86
Dividends Declared Per Share:
Class A	$0.050	$0.040	$0.210	$0.080
Class B	$0.045	$0.036	$0.189	$0.072
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net Income	$106	$166	$274	$322
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(5)	7	(14)	6
Investments	(1)	—	(3)	1
Currency translation	(15)	27	(16)	30
Postretirement benefits	2	1	3	2
Total Other Comprehensive Income (Loss), Net of Taxes	(19)	35	(30)	39
Comprehensive Income	87	201	244	361
Less: Comprehensive Income Attributable to Noncontrolling Interest	11	—	6	—
Comprehensive Income Attributable to Tyson	$76	$201	$238	$361
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 30, 2013	September 29, 2012
Assets
Current Assets:
Cash and cash equivalents	$762	$1,071
Accounts receivable, net	1,428	1,378
Inventories	2,921	2,809
Other current assets	188	145
Total Current Assets	5,299	5,403
Net Property, Plant and Equipment	4,002	4,022
Goodwill	1,892	1,891
Intangible Assets	115	129
Other Assets	481	451
Total Assets	$11,789	$11,896

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$512	$515
Accounts payable	1,265	1,372
Other current liabilities	955	943
Total Current Liabilities	2,732	2,830
Long-Term Debt	1,904	1,917
Deferred Income Taxes	498	558
Other Liabilities	541	549
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,275	2,278
Retained earnings	4,522	4,327
Accumulated other comprehensive loss	(93)	(63)
Treasury stock, at cost – 37 million shares at March 30, 2013, and 33 million shares at September 29, 2012	(667)	(569)
Total Tyson Shareholders’ Equity	6,076	6,012
Noncontrolling Interest	38	30
Total Shareholders’ Equity	6,114	6,042
Total Liabilities and Shareholders’ Equity	$11,789	$11,896
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 30, 2013	March 31, 2012
Cash Flows From Operating Activities:
Net income	$274	$322
Depreciation and amortization	259	245
Deferred income taxes	(24)	53
Other, net	57	41
Net changes in working capital	(336)	(207)
Cash Provided by Operating Activities	230	454
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(290)	(344)
Purchases of marketable securities	(79)	(25)
Proceeds from sale of marketable securities	16	13
Other, net	20	17
Cash Used for Investing Activities	(333)	(339)
Cash Flows From Financing Activities:
Payments on debt	(55)	(41)
Net proceeds from borrowings	37	56
Purchases of Tyson Class A common stock	(188)	(128)
Dividends	(70)	(29)
Other, net	71	29
Cash Used for Financing Activities	(205)	(113)
Effect of Exchange Rate Change on Cash	(1)	5
Increase (Decrease) in Cash and Cash Equivalents	(309)	7
Cash and Cash Equivalents at Beginning of Year	1,071	716
Cash and Cash Equivalents at End of Period	$762	$723
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of March 30, 2013, and the results of operations for the three and six months ended March 30, 2013, and March 31, 2012. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
VARIABLE INTEREST ENTITIES
We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity for which we consolidate as we are the primary beneficiary. At March 30, 2013, Dynamic Fuels had $169 million of total assets, of which $145 million was net property, plant and equipment, and $110 million of total liabilities, of which $100 million was long-term debt. At September 29, 2012, Dynamic Fuels had $177 million of total assets, of which $146 million was net property, plant and equipment, and $124 million of total liabilities, of which $100 million was long-term debt.
SHARE REPURCHASES
A summary of cumulative share repurchases of our Class A common stock is as follows (in millions):

	Three Months Ended				Six Months Ended
	March 30, 2013		March 31, 2012		March 30, 2013		March 31, 2012
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	2.1	$50	3.6	$70	7.2	$150	5.4	$105
To fund certain obligations under equity compensation plans	1.1	23	0.4	8	1.9	38	1.2	23
Total share repurchases	3.2	$73	4.0	$78	9.1	$188	6.6	$128
As of March 30, 2013, 28 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.

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
In February 2013, the FASB issued guidance clarifying disclosures related to amounts reclassified out of accumulated other comprehensive income by component. We adopted this guidance in the second quarter of fiscal year 2013. The adoption required additional disclosures on our consolidated condensed financial statements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2011 and February 2013, the FASB issued guidance enhancing disclosures related to offsetting of certain assets and liabilities. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption will have a significant impact on our consolidated condensed financial statements.
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

	March 30, 2013	September 29, 2012
Processed products:
Weighted-average method – chicken and prepared foods	$823	$754
First-in, first-out method – beef and pork	635	611
Livestock – first-in, first-out method	1,025	952
Supplies and other – weighted-average method	438	492
Total inventories	$2,921	$2,809
NOTE 3: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	March 30, 2013	September 29, 2012
Land	$102	$101
Buildings and leasehold improvements	2,916	2,868
Machinery and equipment	5,351	5,208
Land improvements and other	413	408
Buildings and equipment under construction	299	298
	9,081	8,883
Less accumulated depreciation	5,079	4,861
Net property, plant and equipment	$4,002	$4,022
NOTE 4: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	March 30, 2013	September 29, 2012
Accrued salaries, wages and benefits	$297	$382
Self-insurance reserves	279	274
Other	379	287
Total other current liabilities	$955	$943

NOTE 5: DEBT
The major components of debt are as follows (in millions):

	March 30, 2013	September 29, 2012
Revolving credit facility	$—	$—
Senior notes:
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
6.60% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
4.50% Senior notes due June 2022 (2022 Notes)	1,000	1,000
7.00% Notes due January 2028	18	18
Discount on senior notes	(17)	(28)
GO Zone tax-exempt bonds due October 2033 (0.15% at 3/30/2013)	100	100
Other	99	126
Total debt	2,416	2,432
Less current debt	512	515
Total long-term debt	$1,904	$1,917
Revolving Credit Facility
We have a $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in August 2017. After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing at March 30, 2013, was $958 million. At March 30, 2013, we had outstanding letters of credit issued under this facility totaling $42 million, none of which were drawn upon. We had an additional $150 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.
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

2013 Notes
In September 2008, we issued $458 million principal amount 3.25% convertible senior unsecured notes due October 15, 2013, with interest payable semi-annually in arrears on April 15 and October 15. At March 30, 2013, the conversion rate was 59.5626 shares of Class A stock per $1,000 principal amount of notes, which is equivalent to a conversion price of $16.79 per share of Class A stock. The conversion rate and conversion price of the 2013 Notes are subject to adjustments which include, among other events, making cash dividends or distributions to the holders of our Class A common stock during any quarterly fiscal period in excess of $0.04 per share. The 2013 Notes may be converted before the close of business on July 12, 2013, only under the following circumstances:

•
during any fiscal quarter after December 27, 2008, if the last reported sale price of our Class A stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is at least 130% of the applicable conversion price on each applicable trading day (which would currently require our shares to trade at or above $21.83); or

•
during the five business days after any 10 consecutive trading days (measurement period) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A stock and the applicable conversion rate on each such day; or

•	upon the occurrence of specified corporate events as defined in the supplemental indenture.
On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted. As of March 30, 2013, the conditions permitting early conversion of the 2013 Notes had been satisfied, and thus, the notes may be converted in our third quarter of fiscal 2013.
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
We purchased call options in private transactions for $94 million that permit us to acquire up to approximately 27 million shares of our Class A stock at the current strike price of $16.79 per share, subject to adjustment. The call options allow us to acquire a number of shares of our Class A stock initially equal to the number of shares of Class A stock issuable to the holders of the 2013 Notes upon conversion. These call options will terminate upon the maturity of the 2013 Notes.
We sold warrants in private transactions for total proceeds of $44 million. The warrants permit the purchasers to acquire up to approximately 27 million shares of our Class A stock at the current exercise price of $22.17 per share, subject to adjustment. The warrants are exercisable on various dates from January 2014 through April 2014.
The maximum amount of shares that may be issued to satisfy the conversion of the 2013 Notes is limited to 35.9 million shares. However, the convertible note hedge and warrant transactions, in effect, increase the conversion price of the 2013 Notes from $16.79 per share to $22.17 per share, thus reducing the potential future economic dilution associated with conversion of the 2013 Notes. If our share price is below $22.17 upon exercise of the warrants, there is no economic net share impact. A 10% increase in our share price above the $22.17 warrant exercise price would result in the issuance of 2.5 million incremental shares. The 2013 Notes and the warrants could have a dilutive effect on our earnings per share to the extent the price of our Class A stock during a given measurement period exceeds the respective exercise prices of those instruments. The call options are excluded from the calculation of diluted earnings per share as their impact is anti-dilutive.

2016 Notes
The 2016 Notes carry an interest rate at issuance of 6.60%, with an interest step up feature dependent on their credit rating. On February 11, 2013, S&P upgraded the credit rating of the 2016 Notes notes from "BBB-" to "BBB." This upgrade did not impact the interest rate on the 2016 Notes.
On June 7, 2012, Moody's upgraded the credit rating of the 2016 Notes from "Ba1" to "Baa3." This upgrade decreased the interest rate on the 2016 Notes from 6.85% to 6.60%, effective beginning with the six-month interest payment due October 1, 2012.
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
We were in compliance with all debt covenants at March 30, 2013.
NOTE 6: INCOME TAXES
The effective tax rate was 33.2% and 35.3% for the second quarter of fiscal 2013 and 2012, respectively. The effective tax rate was 35.1% and 35.5% for the six months of fiscal 2013 and 2012, respectively. The effective tax rate for the second quarter and six months of fiscal 2013 was impacted by such items as the domestic production deduction, state income taxes and losses in foreign jurisdictions and related valuation allowances. The effective tax rate for the second quarter of fiscal 2013 was also impacted by the non-taxable currency translation adjustment gain, the retroactive extension of tax credits and changes in tax reserves.
Unrecognized tax benefits were $157 million and $168 million at March 30, 2013, and September 29, 2012, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $151 million and $154 million at March 30, 2013, and September 29, 2012, respectively.
We classify interest and penalties on unrecognized tax benefits as income tax expense. At March 30, 2013, and September 29, 2012, before tax benefits, we had $58 million and $64 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
We are subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2011, for state and local income taxes for fiscal years 2003 through 2011 and for foreign income taxes for fiscal years 2002 through 2011. During the next twelve months, it is reasonably possible the amount of unrecognized tax benefits could change, but such changes are anticipated to be immaterial in amount.
NOTE 7: OTHER INCOME AND CHARGES
During the second quarter and six months of fiscal 2013, we recorded a $19 million currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada, which was recorded in the Consolidated Condensed Statements of Income in Other, net.
During the six months of fiscal 2012, we recorded $8 million of equity earnings in joint ventures and $6 million in net foreign currency exchange gains, which were recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 8: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Numerator:
Net income	$106	$166	$274	$322
Less: Net income attributable to noncontrolling interest	11	—	6	—
Net income attributable to Tyson	95	166	268	322
Less Dividends Declared:
Class A	14	12	60	24
Class B	3	2	13	5
Undistributed earnings	$78	$152	$195	$293

Class A undistributed earnings	$64	$125	$160	$242
Class B undistributed earnings	14	27	35	51
Total undistributed earnings	$78	$152	$195	$293
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	283	294	284	295
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	5	5	5
Convertible 2013 Notes and Warrants	8	4	5	4
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	366	373	364	374
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.27	$0.47	$0.77	$0.90
Class B Basic	$0.25	$0.42	$0.70	$0.81
Diluted	$0.26	$0.44	$0.74	$0.86
Approximately 4 million and 6 million of our stock-based compensation shares were antidilutive for the three and six months ended March 30, 2013, respectively. Approximately 4 million of our stock-based compensation shares were antidilutive for both the three and six months ended March 31, 2012. These shares were not included in the dilutive earnings per share calculation.
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

Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at March 30, 2013.
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
Cash flow hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and six months ended March 30, 2013, and March 31, 2012.
We had the following aggregated notional values of outstanding forward and option contracts accounted for as cash flow hedges (in millions, except soy meal tons):

	Metric	March 30, 2013	September 29, 2012
Commodity:
Corn	Bushels	28	12
Soy meal	Tons	177,400	164,700
Foreign Currency	United States dollar	$84	$80
As of March 30, 2013, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $3 million related to grains and pretax losses of $4 million related to foreign currency. During the three and six months ended March 30, 2013, and March 31, 2012, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	March 30, 2013	March 31, 2012		March 30, 2013	March 31, 2012
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(10)	$4	Cost of Sales	$(7)	$(10)
Foreign exchange contracts	(5)	(2)	Other Income/Expense	—	—
Total	$(15)	$2		$(7)	$(10)

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Six Months Ended			Six Months Ended
	March 30, 2013	March 31, 2012		March 30, 2013	March 31, 2012
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(23)	$6	Cost of Sales	$(3)	$(16)
Foreign exchange contracts	(5)	(7)	Other Income/Expense	(2)	5
Total	$(28)	$(1)		$(5)	$(11)
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

	Metric	March 30, 2013	September 29, 2012
Commodity:
Live Cattle	Pounds	157	232
Lean Hogs	Pounds	162	239
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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
		March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Gain/(Loss) on forwards	Cost of Sales	$11	$8	$15	$—
Gain/(Loss) on purchase contract	Cost of Sales	(11)	(8)	(15)	—
Ineffectiveness related to our fair value hedges was not significant for the three and six months ended March 30, 2013, and March 31, 2012.

Foreign net investment hedges
We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Condensed Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant for the three and six months ended March 30, 2013, and March 31, 2012. At March 30, 2013, and September 29, 2012, we had $0 and $27 million, respectively, aggregate outstanding notional values related to our forward foreign currency contracts accounted for as foreign net investment hedges.
The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	March 30, 2013	March 31, 2012		March 30, 2013	March 31, 2012
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$(1)	Other Income/Expense	$(4)	$—

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Six Months Ended			Six Months Ended
	March 30, 2013	March 31, 2012		March 30, 2013	March 31, 2012
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$(2)	Other Income/Expense	$(4)	$—
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
We had the following aggregate outstanding notional values related to our undesignated positions (in millions, except soy meal tons):

	Metric	March 30, 2013	September 29, 2012
Commodity:
Corn	Bushels	15	19
Soy Meal	Tons	167,100	1,200
Soy Oil	Pounds	—	17
Live Cattle	Pounds	229	68
Lean Hogs	Pounds	6	108
Foreign Currency	United States dollars	$139	$165
Interest Rate	Average monthly notional debt	$25	$27
The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain/(Loss) Recognized in Earnings		Gain/(Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
		March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(23)	$(6)	$(12)	$(9)
Commodity contracts	Cost of Sales	—	29	(7)	58
Foreign exchange contracts	Other Income/Expense	1	(3)	2	—
Total		$(22)	$20	$(17)	$49

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	March 30, 2013	September 29, 2012
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$18	$32
Derivatives not designated as hedging instruments:
Commodity contracts	20	21
Foreign exchange contracts	1	1
Total derivative assets – not designated	21	22

Total derivative assets	$39	$54
Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$9	$6
Foreign exchange contracts	4	1
Total derivative liabilities – designated	13	7
Derivatives not designated as hedging instruments:
Commodity contracts	145	96
Foreign exchange contracts	2	2
Interest rate contracts	—	—
Total derivative liabilities – not designated	147	98

Total derivative liabilities	$160	$105
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

March 30, 2013	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$38	$—	$(36)	$2
Foreign Exchange Forward Contracts	—	1	—	—	1
Available for Sale Securities:
Current	—	47	—	—	47
Non-current	3	24	65	—	92
Deferred Compensation Assets	22	185	—	—	207
Total Assets	$25	$295	$65	$(36)	$349
Liabilities:
Commodity Derivatives	$—	$154	$—	$(139)	$15
Foreign Exchange Forward Contracts	—	6	—	—	6
Interest Rate Swap	—	—	—	—	—
Total Liabilities	$—	$160	$—	$(139)	$21

September 29, 2012	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$53	$—	$(40)	$13
Foreign Exchange Forward Contracts	—	1	—	(1)	—
Available for Sale Securities:
Current	—	3	—	—	3
Non-current	6	25	86	—	117
Deferred Compensation Assets	31	149	—	—	180
Total Assets	$37	$231	$86	$(41)	$313
Liabilities:
Commodity Derivatives	$—	$102	$—	$(100)	$2
Foreign Exchange Forward Contracts	—	3	—	—	3
Interest Rate Swap	—	—	—	—	—
Total Liabilities	$—	$105	$—	$(100)	$5

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At March 30, 2013, and September 29, 2012, we had posted with various counterparties $103 million and $59 million, respectively, of cash collateral and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	March 30, 2013	March 31, 2012
Balance at beginning of year	$86	$83
Total realized and unrealized gains (losses):
Included in earnings	1	1
Included in other comprehensive income (loss)	—	—
Purchases	9	12
Issuances	—	—
Settlements	(31)	(17)
Balance at end of period	$65	$79
Total gains (losses) for the six-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
Available for Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Condensed Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Condensed Balance Sheets and have maturities ranging up to 35 years. We classify our investments in U.S. government, U.S. agency, certificates of deposit and commercial paper debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. We also classified privately held redeemable preferred stock securities as Level 3 as there was limited activity or less observable inputs into valuation models, including interest rates and credit worthiness of the underlying private issuer. As of March 30, 2013, the privately held redeemable preferred stock had been fully redeemed. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated financial statements.
Additionally, as of March 30, 2013, we had eight million shares of Syntroleum Corporation common stock and 4.25 million warrants, which expire in June 2015, to purchase an equivalent amount of Syntroleum Corporation common stock at an average price of $2.87. We record the shares and warrants in Other Assets in the Consolidated Condensed Balance Sheets at fair value based on quoted market prices. We classify the shares as Level 1 as the fair value is based on unadjusted quoted prices available in active markets. We classify the warrants as Level 2 as fair value can be corroborated based on observable market data.

The following table sets forth our available for sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category:

(in millions)	March 30, 2013			September 29, 2012
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$24	$26	$2	$26	$27	$1
Certificates of Deposit and Commercial Paper	45	45	—	—	—	—
Corporate and Asset-Backed (a)	64	65	1	64	66	2
Redeemable Preferred Stock	—	—	—	20	20	—
Equity Securities:
Common Stock and Warrants	9	3	(6)	9	7	(2)

(a)
At March 30, 2013, and September 29, 2012, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $1 million and $2 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairments in earnings for the three and six months ending March 30, 2013, and March 31, 2012. No other than temporary losses were deferred in OCI as of March 30, 2013, and September 29, 2012.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. During the three and six months ended March 30, 2013, we recorded a $56 million charge to significantly impair non-core assets in China. The impairment charge resulted from the completion of an assessment of our long-term business strategy in China, in which we determined a complex was no longer core to the execution of our future business plan. Our valuation of these assets incorporated unobservable Level 3 inputs. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and six months ended March 31, 2012.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	March 30, 2013		September 29, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,617	$2,416	$2,596	$2,432

NOTE 11: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Six Months Ended
	March 30, 2013			March 31, 2012			March 30, 2013			March 31, 2012
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to Cost of Sales	$7	$(3)	$4	$10	$(4)	$6	$3	$(1)	$2	$16	$(6)	$10
(Gain) loss reclassified to Other Income/Expense	—	—	—	—	—	—	2	(1)	1	(5)	2	(3)
Unrealized gain (loss)	(15)	6	(9)	2	(1)	1	(28)	11	(17)	(1)	—	(1)

Investments:
(Gain) loss reclassified to Other Income/Expense	(1)	—	(1)	—	—	—	(1)	—	(1)	—	—	—
Unrealized gain (loss)	1	(1)	—	—	—	—	(3)	1	(2)	2	(1)	1

Currency translation:
Translation (gain) loss reclassified to Other Income/Expense	(19)	(1)	(20)	—	—	—	(19)	(1)	(20)	—	—	—
Translation adjustment	5	—	5	27	—	27	4	—	4	30	—	30

Postretirement benefits	2	—	2	1	—	1	3	—	3	2	—	2
Total Other Comprehensive Income (Loss)	$(20)	$1	$(19)	$40	$(5)	$35	$(39)	$9	$(30)	$44	$(5)	$39

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
The results from Dynamic Fuels are included in Other.

Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended			Six Months Ended
	March 30, 2013		March 31, 2012	March 30, 2013		March 31, 2012
Sales:
Chicken	$3,094		$2,911	$6,050		$5,673
Beef	3,447		3,369	6,932		6,836
Pork	1,311		1,372	2,674		2,847
Prepared Foods	803		807	1,644		1,668
Other	27		46	47		100
Intersegment Sales	(263)		(237)	(526)		(527)
Total Sales	$8,419		$8,268	$16,821		$16,597
Operating Income (Loss):
Chicken	$78	(a)	$145	$185	(a)	$177
Beef	(26)		(1)	20		30
Pork	72		115	197		280
Prepared Foods	28		44	61		95
Other	22		(1)	11		(2)
Total Operating Income	174		302	474		580

Total Other (Income) Expense	15	(b)	45	51	(b)	80

Income before Income Taxes	$159		$257	$423		$500

(a)	Includes $56 million charge related to the impairment of non-core assets in China

(b)	Includes $19 million related to the recognized currency translation adjustment gain
The Beef segment had sales of $54 million and $49 million in the second quarter of fiscal 2013 and 2012, respectively, and sales of $97 million and $113 million in the six months of fiscal 2013 and 2012, respectively, from transactions with other operating segments of the Company and Dynamic Fuels. The Pork segment had sales of $209 million and $188 million in the second quarter of fiscal 2013 and 2012, respectively, and sales of $429 million and $414 million in the six months of fiscal 2013 and 2012, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
NOTE 13: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, which consist primarily of a lease and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of March 30, 2013, was $70 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next seven years. The maximum potential amount of the residual value guarantees is $56 million, of which $50 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At March 30, 2013, and September 29, 2012, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of March 30, 2013, was approximately $290 million. The total receivables under these programs were $54 million and $25 million at March 30, 2013, and September 29, 2012, respectively, and are included, net of allowance for uncollectible amounts, in Accounts Receivable at March 30, 2013, and September 29, 2012, in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $16 million and $10 million at March 30, 2013, and September 29, 2012, respectively.
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
We have pending against us a lawsuit styled DeAsencio v. Tyson Foods, Inc. (E.D. Pennsylvania, August 22, 2000) in which the plaintiffs allege that we failed to compensate certain poultry plant employees for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act (FLSA). They seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. Plaintiffs appealed a jury verdict and final judgment entered in our favor on June 22, 2006. On September 7, 2007, the U.S. Court of Appeals for the Third Circuit reversed the jury verdict and remanded the case to the District Court for further proceedings. We sought rehearing en banc, which was denied by the Court of Appeals on October 5, 2007. The United States Supreme Court denied our petition for a writ of certiorari on June 9, 2008. The new trial date has not been set.
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

•
After a trial in the Garcia case involving only our Garden City, Kansas facility, a jury verdict in favor of the plaintiffs was entered on March 17, 2011. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $503,011. Plaintiffs’ counsel filed an application for attorneys’ fees and expenses which we contested. On December 7, 2012, the court granted plaintiffs' application and awarded a total of $3,609,723. We filed an appeal with the Tenth Circuit Court of Appeals on December 27, 2012.

•
A jury trial was held in the Bouaphakeo case, which involves our Storm Lake, Iowa pork plant and resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. We have appealed the jury's verdict and trial court's award. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145.

•
A jury trial was held in the Guyton case, which involves our Columbus Junction, Iowa pork plant, and resulted in a jury verdict in favor of Tyson on April 25, 2012. The plaintiffs filed a post-trial motion, which was denied by the trial court on April 2, 2013.

•
The Maxwell case, which involves our Council Bluffs, Iowa plant, has been resolved by the parties, and the parties filed a joint motion for approval of the terms of settlement with the trial court on October 31, 2012, which the trial court has preliminarily approved.

•	A bench trial was held in the Acosta case, which involves our Madison, Nebraska pork plant, in January 2013. The trial court has not rendered a decision.

•
A jury trial in the Gomez case, which involves our Dakota City, Nebraska beef plant, was held, and the jury found in favor of the plaintiffs on April 3, 2013. The trial court has not determined the amount of damages.

•
The trial court in the Edwards case, which involves the Perry and Waterloo, Iowa facilities, split the case into two trials. The trial involving the Perry facility is scheduled to begin October 7, 2013, and the trial involving the Waterloo facility is scheduled to begin December 9, 2013.

•	The Carter case, which involves our Logansport, Indiana pork plant, is scheduled for trial September 8, 2014.
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

In late 2010, the United States Environmental Protection Agency (EPA) Region 7 began a Clean Air Act investigation of the Company related to operation and maintenance of ammonia refrigeration equipment at multiple facilities. The EPA subsequently referred the matter, which involves allegations of potential non-compliance with the Clean Air Act’s Risk Management Plan requirements at 23 Tyson facilities in Kansas, Missouri, Iowa and Nebraska, to the United States Department of Justice (DOJ). We reached a settlement agreement with the EPA and DOJ in which we agreed to pay $3,950,000 in civil penalties and fund $300,000 in supplemental environmental projects related to the purchase of emergency response equipment for certain communities in which we have operations. We also agreed to conduct third party audits of the 23 facilities. Pursuant to this settlement, the DOJ filed the complaint and consent decree, which contains the terms of the settlement agreement, with the federal district court in the Eastern District of Missouri. The consent decree is subject to a 30-day public notice and comment period, at the close of which the consent decree may be entered by the court and become a final settlement of this matter.
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

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended March 30, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$101	$4,552	$4,044	$(278)	$8,419
Cost of Sales	11	4,479	3,799	(278)	8,011
Gross Profit	90	73	245	—	408
Selling, General and Administrative	12	45	177	—	234
Operating Income	78	28	68	—	174
Other (Income) Expense:
Interest expense, net	9	15	10	—	34
Other, net	4	—	(23)	—	(19)
Equity in net earnings of subsidiaries	(51)	10	—	41	—
Total Other (Income) Expense	(38)	25	(13)	41	15
Income (Loss) before Income Taxes	116	3	81	(41)	159
Income Tax (Benefit) Expense	21	2	30	—	53
Net Income (Loss)	95	1	51	(41)	106
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	11	—	11
Net Income (Loss) Attributable to Tyson	95	1	40	(41)	95

Comprehensive Income (Loss)	87	(22)	(19)	41	87
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	11	—	11
Comprehensive Income (Loss) Attributable to Tyson	$87	$(22)	$(30)	$41	$76

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended March 31, 2012					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$76	$4,620	$3,866	$(294)	$8,268
Cost of Sales	(16)	4,469	3,573	(293)	7,733
Gross Profit	92	151	293	(1)	535
Selling, General and Administrative	9	57	168	(1)	233
Operating Income	83	94	125	—	302
Other (Income) Expense:
Interest expense, net	2	24	21	—	47
Other, net	(1)	—	(1)	—	(2)
Equity in net earnings of subsidiaries	(107)	(29)	11	125	—
Total Other (Income) Expense	(106)	(5)	31	125	45
Income (Loss) before Income Taxes	189	99	94	(125)	257
Income Tax (Benefit) Expense	23	24	44	—	91
Net Income (Loss)	166	75	50	(125)	166
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	—	—	—
Net Income (Loss) Attributable to Tyson	166	75	50	(125)	166

Comprehensive Income (Loss)	201	105	88	(193)	201
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	—	—	—
Comprehensive Income (Loss) Attributable to Tyson	$201	$105	$88	$(193)	$201

Condensed Consolidating Statement of Income and Comprehensive Income for the six months ended March 30, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$176	$9,302	$7,948	$(605)	$16,821
Cost of Sales	27	9,017	7,437	(605)	15,876
Gross Profit	149	285	511	—	945
Selling, General and Administrative	32	97	342	—	471
Operating Income	117	188	169	—	474
Other (Income) Expense:
Interest expense, net	17	31	22	—	70
Other, net	4	—	(23)	—	(19)
Equity in net earnings of subsidiaries	(200)	(14)	—	214	—
Total Other (Income) Expense	(179)	17	(1)	214	51
Income (Loss) before Income Taxes	296	171	170	(214)	423
Income Tax (Benefit) Expense	28	53	68	—	149
Net Income (Loss)	268	118	102	(214)	274
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	6	—	6
Net Income (Loss) Attributable to Tyson	268	118	96	(214)	268

Comprehensive Income (Loss)	244	99	31	(130)	244
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	6	—	6
Comprehensive Income (Loss) Attributable to Tyson	$244	$99	$25	$(130)	$238

Condensed Consolidating Statement of Income and Comprehensive Income for the six months ended March 31, 2012					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$128	$9,461	$7,627	$(619)	$16,597
Cost of Sales	(8)	9,111	7,084	(618)	15,569
Gross Profit	136	350	543	(1)	1,028
Selling, General and Administrative	21	107	321	(1)	448
Operating Income	115	243	222	—	580
Other (Income) Expense:
Interest expense, net	(11)	56	49	—	94
Other, net	—	—	(14)	—	(14)
Equity in net earnings of subsidiaries	(234)	(55)	—	289	—
Total Other (Income) Expense	(245)	1	35	289	80
Income (Loss) before Income Taxes	360	242	187	(289)	500
Income Tax (Benefit) Expense	38	64	76	—	178
Net Income (Loss)	322	178	111	(289)	322
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	—	—	—
Net Income (Loss) Attributable to Tyson	322	178	111	(289)	322

Comprehensive Income (Loss)	361	205	139	(344)	361
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	—	—	—
Comprehensive Income (Loss) Attributable to Tyson	$361	$205	$139	$(344)	$361

Condensed Consolidating Balance Sheet as of March 30, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$22	$740	$—	$762
Accounts receivable, net	—	534	894	—	1,428
Inventories	1	1,015	1,905	—	2,921
Other current assets	403	84	179	(478)	188
Total Current Assets	404	1,655	3,718	(478)	5,299
Net Property, Plant and Equipment	32	874	3,096	—	4,002
Goodwill	—	881	1,011	—	1,892
Intangible Assets	—	23	92	—	115
Other Assets	905	163	246	(833)	481
Investment in Subsidiaries	11,493	2,001	—	(13,494)	—
Total Assets	$12,834	$5,597	$8,163	$(14,805)	$11,789

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$451	$133	$293	$(365)	$512
Accounts payable	20	552	693	—	1,265
Other current liabilities	4,363	158	797	(4,363)	955
Total Current Liabilities	4,834	843	1,783	(4,728)	2,732
Long-Term Debt	1,771	678	257	(802)	1,904
Deferred Income Taxes	—	127	372	(1)	498
Other Liabilities	153	140	279	(31)	541

Total Tyson Shareholders’ Equity	6,076	3,809	5,434	(9,243)	6,076
Noncontrolling Interest	—	—	38	—	38
Total Shareholders’ Equity	6,076	3,809	5,472	(9,243)	6,114
Total Liabilities and Shareholders’ Equity	$12,834	$5,597	$8,163	$(14,805)	$11,789

Condensed Consolidating Balance Sheet as of September 29, 2012					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$9	$1,061	$—	$1,071
Accounts receivable, net	1	499	878	—	1,378
Inventories	—	950	1,859	—	2,809
Other current assets	139	100	90	(184)	145
Total Current Assets	141	1,558	3,888	(184)	5,403
Net Property, Plant and Equipment	31	873	3,118	—	4,022
Goodwill	—	881	1,010	—	1,891
Intangible Assets	—	26	103	—	129
Other Assets	1,257	151	251	(1,208)	451
Investment in Subsidiaries	11,849	2,005	—	(13,854)	—
Total Assets	$13,278	$5,494	$8,370	$(15,246)	$11,896

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$439	$—	$167	$(91)	$515
Accounts payable	10	558	804	—	1,372
Other current liabilities	4,887	144	766	(4,854)	943
Total Current Liabilities	5,336	702	1,737	(4,945)	2,830
Long-Term Debt	1,774	809	486	(1,152)	1,917
Deferred Income Taxes	—	135	432	(9)	558
Other Liabilities	156	146	294	(47)	549

Total Tyson Shareholders’ Equity	6,012	3,702	5,391	(9,093)	6,012
Noncontrolling Interest	—	—	30	—	30
Total Shareholders’ Equity	6,012	3,702	5,421	(9,093)	6,042
Total Liabilities and Shareholders’ Equity	$13,278	$5,494	$8,370	$(15,246)	$11,896

Condensed Consolidating Statement of Cash Flows for the six months ended March 30, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$89	$76	$78	$(13)	$230
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2)	(54)	(234)	—	(290)
(Purchases of)/Proceeds from marketable securities, net	—	(13)	(50)	—	(63)
Other, net	(3)	—	23	—	20
Cash Provided by (Used for) Investing Activities	(5)	(67)	(261)	—	(333)
Cash Flows from Financing Activities:
Net change in debt	(1)	—	(17)	—	(18)
Purchases of Tyson Class A common stock	(188)	—	—	—	(188)
Dividends	(70)	—	(13)	13	(70)
Other, net	71	—	—	—	71
Net change in intercompany balances	103	4	(107)	—	—
Cash Provided by (Used for) Financing Activities	(85)	4	(137)	13	(205)
Effect of Exchange Rate Change on Cash	—	—	(1)	—	(1)
Increase (Decrease) in Cash and Cash Equivalents	(1)	13	(321)	—	(309)
Cash and Cash Equivalents at Beginning of Year	1	9	1,061	—	1,071
Cash and Cash Equivalents at End of Period	$—	$22	$740	$—	$762

Condensed Consolidating Statement of Cash Flows for the six months ended March 31, 2012					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$101	$162	$191	$—	$454
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(53)	(291)	—	(344)
(Purchases of)/Proceeds from marketable securities, net	—	(8)	(4)	—	(12)
Other, net	2	2	13	—	17
Cash Provided by (Used for) Investing Activities	2	(59)	(282)	—	(339)
Cash Flows from Financing Activities:
Net change in debt	—	—	15	—	15
Purchases of Tyson Class A common stock	(128)	—	—	—	(128)
Dividends	(29)	—	—	—	(29)
Other, net	29	—	—	—	29
Net change in intercompany balances	26	(101)	75	—	—
Cash Provided by (Used for) Financing Activities	(102)	(101)	90	—	(113)
Effect of Exchange Rate Change on Cash	—	—	5	—	5
Increase (Decrease) in Cash and Cash Equivalents	1	2	4	—	7
Cash and Cash Equivalents at Beginning of Year	1	1	714	—	716
Cash and Cash Equivalents at End of Period	$2	$3	$718	$—	$723

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview

•	General – In the second quarter of fiscal 2013, we experienced increased input costs and challenging market conditions across all of our operating segments.

•
We continued to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales and international chicken production, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth and future.

•
We also maintained focus on maximizing our margins through margin management and operational efficiency improvements. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added products initiatives. The operational efficiencies occurred in areas of yields, chicken live performance, cost reduction and labor management.

•
Market environment – Our Chicken segment experienced increased feed costs but was able to offset the impact with operational, mix and price improvements. Our Beef segment's operating performance struggled in the second quarter of fiscal 2013 due to volatile market conditions, regional lower availability of live cattle supplies and reduced demand for premium beef products. Our Pork segment results were down in the second quarter of fiscal 2013 due to a less favorable pricing environment which was mostly attributed to increased domestic availability of hog supplies. Our Prepared Foods segment was challenged by product mix and reduced foodservice demand.

•	Our total operating margins were 2.1% in the second quarter of fiscal 2013. The following is a summary of operating margins by segment:

•	Chicken – 2.5% (or 4.3% excluding $56 million related to the impairment of non-core assets in China)

•	Beef – (0.8)%

•	Pork – 5.5%

•	Prepared Foods – 3.5%

•
Debt and Liquidity – During the second quarter of fiscal 2013, we generated $40 million of operating cash flows. Additionally, we repurchased, as part of our share repurchase program, 2.1 million shares of our Class A common stock for $50 million. At March 30, 2013, we had approximately $1.8 billion of liquidity, which includes availability under our credit facility, $762 million of cash and cash equivalents and $47 million of short-term investments.

in millions, except per share data	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net income attributable to Tyson	$95	$166	$268	$322
Net income attributable to Tyson – per diluted share	0.26	0.44	0.74	0.86
Second quarter and six months of fiscal 2013 - Net income attributable to Tyson included the following items:

•	$56 million charge, or $0.15 per diluted share, related to the impairment of non-core assets in China

•	$19 million, or $0.05 per diluted share, related to a recognized currency translation adjustment gain

Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Sales	$8,419	$8,268	$16,821	$16,597
Change in sales volume	(1.8)%		(2.5)%
Change in average sales price	3.9%		4.3%
Sales growth	1.8%		1.3%
Second quarter – Fiscal 2013 vs Fiscal 2012

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $221 million. The Chicken, Beef and Prepared Foods segments experienced increased average sales prices, largely due to continued tight domestic availability of protein and increased live and raw material costs, partially offset by decreases in average sales prices in the Pork segment which were driven by lower live costs.

•
Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $70 million. All segments, with the exception of the Chicken segment, had a decrease in sales volume, with the majority of the decrease in the Beef segment.

Six months – Fiscal 2013 vs Fiscal 2012

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $581 million. The Chicken and Beef segments experienced increased average sales prices, largely due to continued tight domestic availability of protein and increased live and raw material costs, partially offset by decreases in average sales prices in the Pork and Prepared Foods segments which were driven by lower live and raw material costs.

•
Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $357 million. All segments, with the exception of the Prepared Foods segment, had a decrease in sales volume, with the majority of the decrease in the Beef segment.

Cost of Sales

in millions	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Cost of sales	$8,011	$7,733	$15,876	$15,569
Gross margin	$408	$535	$945	$1,028
Cost of sales as a percentage of sales	95.2%	93.5%	94.4%	93.8%
Second quarter – Fiscal 2013 vs Fiscal 2012

•
Cost of sales increased $278 million. Higher input cost per pound increased cost of sales $311 million, while lower sales volume decreased cost of sales $89 million. Additionally, the impairment of non-core assets in China increased cost of sales $56 million.

•	The $311 million impact of higher input cost per pound was primarily driven by:

•	Increase in live cattle costs of $110 million, partially offset by a decrease in live hog costs of $40 million.

•	Increase in feed costs of $165 million in our Chicken segment.

•
The $89 million impact of lower sales volume was driven by decreases in sales volume in our Beef, Pork and Prepared Foods segments, partially offset by an increase in sales volume in our Chicken segment.

Six months – Fiscal 2013 vs Fiscal 2012

•
Cost of sales increased $307 million. Higher input cost per pound increased cost of sales $614 million, while lower sales volume decreased cost of sales $363 million. Additionally, the impairment of non-core assets in China increased cost of sales $56 million.

•	The $614 million impact of higher input cost per pound was primarily driven by:

•	Increase in live cattle costs of $265 million, partially offset by a decrease in live hog costs of $100 million.

•	Increase in feed costs of $335 million in our Chicken segment.

•
The $363 million impact of lower sales volume was driven by decreases in sales volume in our Chicken, Beef and Pork segments, partially offset by an increase in sales volume in our Prepared Foods segment.

Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Selling, general and administrative expense	$234	$233	$471	$448
As a percentage of sales	2.8%	2.8%	2.8%	2.7%
Six months – Fiscal 2013 vs Fiscal 2012

•	Increase of $7 million related to employee costs including payroll and stock-based and incentive-based compensation.

•	Increase of $8 million related to reduced investment returns on deferred compensation plans.

•	Increase of $8 million primarily related to advertising and sales promotions.

Interest Expense

in millions	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Cash interest expense	$29	$41	$59	$81
Non-cash interest expense	7	11	14	20
Total Interest Expense	$36	$52	$73	$101
Second quarter and six months – Fiscal 2013 vs Fiscal 2012

•
Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due to lower average coupon rates compared to fiscal 2012.

•	Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances.
Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	$(19)	$(2)	$(19)	$(14)
Second quarter and six months of fiscal 2013

•	Includes $19 million related to a currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada.
Six months of fiscal 2012

•	Includes $8 million of equity earnings in joint ventures and $6 million in net foreign currency exchange gains.
Effective Tax Rate

Three Months Ended		Six Months Ended
March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
33.2%	35.3%	35.1%	35.5%
Second quarter and six months of fiscal 2013 – The effective tax rate was impacted by:

•	the non-taxable currency translation adjustment gain;

•	the retroactive extension of tax credits;

•	changes in tax reserves;

•	state income taxes;

•	the domestic production deduction; and

•	losses in foreign jurisdictions and related valuation allowances.
Second quarter and six months of fiscal 2012 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction;

•	losses in foreign jurisdictions and related valuation allowances; and

•	the reduction of valuation allowances related to state net operating loss and credit carryforwards.

Segment Results
We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment income.

in millions	Sales
	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Chicken	$3,094	$2,911	$6,050	$5,673
Beef	3,447	3,369	6,932	6,836
Pork	1,311	1,372	2,674	2,847
Prepared Foods	803	807	1,644	1,668
Other	27	46	47	100
Intersegment Sales	(263)	(237)	(526)	(527)
Total	$8,419	$8,268	$16,821	$16,597

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Chicken	$78	$145	$185	$177
Beef	(26)	(1)	20	30
Pork	72	115	197	280
Prepared Foods	28	44	61	95
Other	22	(1)	11	(2)
Total	$174	$302	$474	$580

Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	March 30, 2013	March 31, 2012	Change	March 30, 2013	March 31, 2012	Change
Sales	$3,094	$2,911	$183	$6,050	$5,673	$377
Sales Volume Change			0.1%			(0.5)%
Average Sales Price Change			6.2%			7.1%
Operating Income	$78	$145	$(67)	$185	$177	$8
Operating Margin	2.5%	5.0%		3.1%	3.1%
Second quarter and six months of Fiscal 2013 – After conducting an assessment of our long-term business strategy in China, we determined a complex was no longer core to the execution of our strategy given the capital investment it required to execute our future business plan. Consequently, we conducted an impairment test and recorded a $56 million impairment charge.
Second quarter and six months – Fiscal 2013 vs Fiscal 2012

•	Sales and Operating Income –

•
Sales Volume – Despite increased domestic and international production, total sales volumes decreased in the six months of fiscal 2013 due to reduced open-market meat purchases and mix of rendered product sales.

•
Average Sales Price – The increase in average sales price in the second quarter and six months of fiscal 2013 was primarily due to mix changes and price increases associated with increased input costs. Since many of our sales contracts are formula based or shorter-term in nature, we were able to offset rising input costs through increased pricing and mix.

•
Operating Income – Operating income was positively impacted by increases in average sales price, improved live performance and operational improvements, as well as improved performance in our foreign-produced operations. These increases were partially offset by increased feed costs of $165 million and $335 million for the second quarter and six months of fiscal 2013, respectively.

Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	March 30, 2013	March 31, 2012	Change	March 30, 2013	March 31, 2012	Change
Sales	$3,447	$3,369	$78	$6,932	$6,836	$96
Sales Volume Change			(3.9)%			(7.0)%
Average Sales Price Change			6.5%			9.1%
Operating Income (Loss)	$(26)	$(1)	$(25)	$20	$30	$(10)
Operating Margin	(0.8)%	—%		0.3%	0.4%
Second quarter and six months – Fiscal 2013 vs Fiscal 2012

•	Sales and Operating Income (Loss) –

•
Fed cattle supplies decreased which drove up average sales price and livestock cost. Sales volumes decreased due to a reduction in outside trim and tallow purchases. Operating income decreased in the second quarter and six months of fiscal 2013 as the result of volatile market conditions, regional lower availability of live cattle supplies, reduced demand for premium beef products and increased operating costs.

Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	March 30, 2013	March 31, 2012	Change	March 30, 2013	March 31, 2012	Change
Sales	$1,311	$1,372	$(61)	$2,674	$2,847	$(173)
Sales Volume Change			(2.2)%			(2.2)%
Average Sales Price Change			(2.2)%			(3.9)%
Operating Income	$72	$115	$(43)	$197	$280	$(83)
Operating Margin	5.5%	8.4%		7.4%	9.8%
Second quarter and six months – Fiscal 2013 vs Fiscal 2012

•	Sales and Operating Income –

•
Live hog supplies increased which drove down average sales price and livestock cost. Sales volumes decreased as a result of balancing our supply with customer demand and reduced exports. While reduced compared to prior year, operating income remained strong in the six months of fiscal 2013 despite brief periods of imbalance in industry supply and customer demand.

Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	March 30, 2013	March 31, 2012	Change	March 30, 2013	March 31, 2012	Change
Sales	$803	$807	$(4)	$1,644	$1,668	$(24)
Sales Volume Change			(0.8)%			0.5%
Average Sales Price Change			0.3%			(2.0)%
Operating Income	$28	$44	$(16)	$61	$95	$(34)
Operating Margin	3.5%	5.5%		3.7%	5.7%
Second quarter and six months – Fiscal 2013 vs Fiscal 2012

•	Sales and Operating Income –

•	Sales Volume – Although up slightly in the six months of fiscal 2013, total sales volumes decreased in the second quarter of fiscal 2013 due to reduced demand for certain foodservice products.

•	Average Sales Price – The decrease in average sales price in the six months of fiscal 2013 was due to product mix and reduced raw material costs.

•
Operating Income – Operating income decreased in the second quarter and six months of fiscal 2013 due to product mix changes related to reduced foodservice demand and additional costs incurred as we invested in our lunchmeat business.

Outlook
Our capital investment in our businesses will continue to help us to maintain strong operating results. In fiscal 2013, we expect overall domestic protein production (chicken, beef, pork and turkey) to increase approximately 1% from fiscal 2012 levels. The drought conditions in 2012 reduced grain supplies, which is resulting in higher input costs as well as increased costs for cattle and hog producers. The following is a summary of the fiscal 2013 outlook for each of our segments, as well as an outlook on sales, capital expenditures, net interest expense, debt and liquidity and share repurchases:

•
Chicken – Current USDA data shows U.S. chicken production to increase 2-3% in fiscal 2013 compared to fiscal 2012. Based on current futures prices, we expect higher feed costs in fiscal 2013 compared to fiscal 2012 of approximately $450 million. The capital investment and significant operational improvements we have made in our Chicken segment have better positioned us to adjust to rising feed costs. Additionally, many of our sales contracts are formula based or shorter-term in nature, which allows us to offset rising input costs through pricing. However, there may be a lag time for price changes to take effect. We anticipate our Chicken segment will return to its normalized range of 5.0%-7.0% for the second-half of fiscal 2013.

•
Beef – We expect to see a reduction of industry fed cattle supplies of 2-3% and beef exports to decrease in fiscal 2013 as compared to fiscal 2012. Although we generally expect adequate supplies in regions we operate our plants, there may be periods of imbalance of fed cattle supply and demand. For fiscal 2013, we believe our Beef segment will remain profitable, but will be below its normalized range of 2.5%-4.5%.

•	Pork – We expect industry hog supplies to be flat and pork exports to decrease compared to fiscal 2012. For fiscal 2013, we believe our Pork segment will be in its normalized range of 6.0%-8.0%.

•
Prepared Foods – We expect operational improvements and increased pricing to offset increased raw material costs. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. For fiscal 2013, we believe our Prepared Foods segment may be below its normalized range of 4.0%-6.0%.

•
Sales – We expect fiscal 2013 sales to approximate $34.5 billion mostly resulting from price increases related to expected decreases in domestic availability of certain protein and increased raw material costs.

•	Capital Expenditures – We expect fiscal 2013 capital expenditures will approximate $550-$600 million.

•	Net Interest Expense – We expect fiscal 2013 net interest expense will approximate $140 million.

•
Debt and Liquidity – Our next significant debt maturity is scheduled for October 2013, which we currently plan to use current cash on hand and/or cash flows from operations for payment. We may also use additional available cash to repurchase notes when available at attractive rates. Total liquidity at March 30, 2013, was $1.8 billion, well above our goal to maintain liquidity in excess of $1.2 billion.

•
Share Repurchases – We expect to continue repurchasing shares under our share repurchase program. As of March 30, 2013, 28 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements.

LIQUIDITY AND CAPITAL RESOURCES
Our cash needs for working capital, capital expenditures, growth opportunities, upcoming debt maturities, the repurchases of senior notes and share repurchases are expected to be met with current cash on hand, cash flows provided by operating activities, or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows from Operating Activities

in millions	Six Months Ended
	March 30, 2013	March 31, 2012
Net income	$274	$322
Non-cash items in net income:
Depreciation and amortization	259	245
Deferred income taxes	(24)	53
Other, net	57	41
Changes in working capital	(336)	(207)
Net cash provided by operating activities	$230	$454

•	Cash flows associated with changes in working capital for the six months ended:

•
March 30, 2013 – Decreased primarily due to higher inventory and accounts receivable balances and decreases in accrued salaries, wages and benefits and accounts payable. The increase in inventory and accounts receivable balances is largely due to increased raw material costs and timing of sales.

•
March 31, 2012 – Decreased primarily due to a higher inventory balance and decreases in accounts payable and accrued salaries, wages and benefits balances, partially offset by a decrease in accounts receivable balance.

Cash Flows from Investing Activities

in millions	Six Months Ended
	March 30, 2013	March 31, 2012
Additions to property, plant and equipment	$(290)	$(344)
(Purchases of)/Proceeds from marketable securities, net	(63)	(12)
Other, net	20	17
Net cash used for investing activities	$(333)	$(339)

•	Additions to property, plant and equipment include acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.

•
Capital spending for fiscal 2013 is expected to approximate $550-$600 million, and includes spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our foreign operations.

•
Purchases of marketable securities in the six months of fiscal 2013 includes $45 million related to the purchase of short-term investments and $18 million related to the funding of deferred compensation plans.

Cash Flows from Financing Activities

in millions	Six Months Ended
	March 30, 2013	March 31, 2012
Payments on debt	$(55)	$(41)
Net proceeds from borrowings	37	56
Purchases of Tyson Class A common stock	(188)	(128)
Dividends	(70)	(29)
Other, net	71	29
Net cash used for financing activities	$(205)	$(113)

•
During the six months of fiscal 2013, we received proceeds of $31 million and paid $52 million related to borrowings at our foreign operations. Total debt related to our foreign operations was $82 million at March 30, 2013 ($53 million current, $29 million long-term).

•	Purchases of Tyson Class A common stock include:

•	$150 million and $105 million for shares repurchased pursuant to our share repurchase program during the six months ended March 30, 2013, and March 31, 2012, respectively; and

•	$38 million and $23 million for shares repurchased to fund certain obligations under our equity compensation plans during the six months ended March 30, 2013, and March 31, 2012, respectively.

•
Dividends during the six months of fiscal 2013 include a 25% increase to our quarterly dividend rate. Additionally, we declared and paid special dividends per share of $0.10 and $0.09 to holders of Class A stock and Class B stock, respectively, during the six months of fiscal 2013.

•	Other primarily relates to proceeds from the exercise of stock options granted under our incentive compensation plan.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$762
Short-term investments					$47
Revolving credit facility	August 2017	$1,000	$42	$—	$958
Total liquidity					$1,767

•	Short-term investments include marketable debt securities with maturities of less than 12 months, primarily certificates of deposit and commercial paper, classified as available-for-sale.

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of workers’ compensation insurance programs and derivative activities.

•
Our 3.25% Convertible Senior Notes due 2013 (2013 Notes) may currently be converted to Class A stock early during any fiscal quarter in the event certain conditions are met. In this event, any note holders electing early conversion would be paid the conversion value up to the principal value in cash, which totaled $458 million at March 30, 2013. Any conversion premium would be paid in shares of Class A stock. The conditions for early conversion were met in our second quarter of fiscal 2013, and thus, the notes may be converted in our third quarter of fiscal 2013. Should the holders exercise this early conversion option, we would use current cash on hand and/or cash flow from operations for principal payments. On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, which is October 15, 2013, holders may convert their notes at any time, regardless of the foregoing circumstances. Should the holders exercise this early conversion option, we would be required to make such delivery of cash and Class A stock, if any, at the October 15, 2013 maturity date. We presently plan to use current cash on hand and/or cash flows from operations for payment on the 2013 Notes on October 15, 2013.

•
At March 30, 2013, approximately 41% of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs, but rather we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

•	Our current ratio was 1.94 to 1 and 1.91 to 1 at March 30, 2013, and September 29, 2012, respectively.

Capital Resources
Revolving Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of March 30, 2013, we had outstanding letters of credit totaling $42 million issued under this facility, none of which were drawn upon, which left $958 million available for borrowing. Our revolving credit facility is funded by a syndicate of 43 banks, with commitments ranging from $0.3 million to $90 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At March 30, 2013, and September 29, 2012, the ratio of our debt-to-total capitalization was 28.3% and 28.7%, respectively. For the purpose of this calculation, debt is defined as the sum of current and long-term debt. Total capitalization is defined as debt plus Total Shareholders’ Equity.
Credit Ratings
2016 Notes
On February 11, 2013, Standard & Poor's Ratings Services, a Standard & Poor's Financial Services LLC business (S&P), upgraded the credit rating of the 2016 Notes from "BBB-" to "BBB." This upgrade did not impact the interest rate on the 2016 Notes.
On June 7, 2012, Moody's Investors Service, Inc. (Moody's) upgraded the credit rating of the 2016 Notes from "Ba1" to "Baa3." This upgrade decreased the interest rate on the 2016 Notes from 6.85% to 6.60%, effective beginning with the six-month interest payment due October 1, 2012.
A one-notch downgrade by Moody's would increase the interest rates on the 2016 Notes by 0.25%. A two-notch downgrade from S&P would increase the interest rates on the 2016 Notes by 0.25%.
Revolving Credit Facility
S&P's corporate credit rating for Tyson Foods, Inc. is "BBB." Moody’s senior, unsecured, subsidiary guaranteed long-term debt rating for Tyson Foods, Inc. is "Baa3." Fitch Ratings', a wholly owned subsidiary of Fimalac, S.A. (Fitch), issuer default rating for Tyson Foods, Inc. is "BBB." The below table outlines the fees paid on the unused portion of the facility (Facility Fee Rate) and letter of credit fees (Undrawn Letter of Credit Fee and Borrowing Spread) depending on the rating levels of Tyson Foods, Inc. from S&P, Moody's and Fitch.

Ratings Level (S&P/Moody's/Fitch)	Facility Fee Rate	Undrawn Letter of Credit Fee and Borrowing Spread
BBB+/Baa1/BBB+ or above	0.150%	1.125%
BBB/Baa2/BBB (current level)	0.175%	1.375%
BBB-/Baa3/BBB-	0.225%	1.625%
BB+/Ba1/BB+	0.275%	1.875%
BB/Ba2/BB or lower or unrated	0.325%	2.125%
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
We were in compliance with all debt covenants at March 30, 2013.

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
The sensitivity analyses presented below are the measures of potential losses of fair value resulting from hypothetical changes in commodity prices, interest rates and foreign exchange rates. Sensitivity analyses do not consider the actions we may take to mitigate our exposure to changes, nor do they consider the effects such hypothetical adverse changes may have on overall economic activity. Actual changes in market prices may differ from hypothetical changes.
Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of March 30, 2013, and September 29, 2012, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	March 30, 2013	September 29, 2012
Livestock:
Cattle	$9	$42
Hogs	18	37
Grain	21	30
Interest Rate Risk: At March 30, 2013, we had variable rate debt of $193 million with a weighted average interest rate of 4.0%. A hypothetical 10% increase in interest rates effective at March 30, 2013, and September 29, 2012, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At March 30, 2013, we had fixed-rate debt of $2.2 billion with a weighted average interest rate of 5.9%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $17 million at March 30, 2013, and $16 million at September 29, 2012. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at March 30, 2013, and September 29, 2012, related to the foreign exchange forward and option contracts would have a $19 million and $21 million impact, respectively, on pretax income. In the future, we may enter into more foreign exchange forward and option contracts as a result of our international growth strategy.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2012 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2012 Annual Report.

Item 4.	Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 30, 2013, our disclosure controls and procedures were effective.
In the second quarter ended March 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 13: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.
On May 8, 2008, a lawsuit was filed against the Company and two of our employees in the District Court of McCurtain County, Oklahoma styled Armstrong, et al. v. Tyson Foods, Inc., et al. (the Armstrong Case). The lawsuit was brought by a group of 52 poultry growers who allege that certain of our live production practices in Oklahoma constitute fraudulent inducement, fraud, unjust enrichment, negligence, gross negligence, unconscionability, violations of the Oklahoma Business Sales Act, Deceptive Trade Practice violations, violations of the Consumer Protection Act, and conversion, as well as other theories of recovery. The plaintiffs sought damages in an unspecified amount. On October 30, 2009, 20 additional growers represented by the same attorney filed a lawsuit against us in the same court asserting the same or similar claims, which is styled Clardy, et al. v. Tyson Foods, Inc., et al. (the Clardy Case). In both of these cases we have denied all allegations of wrongdoing. In June 2009, the plaintiffs in the Armstrong case requested an expedited trial date for a smaller group of plaintiffs they claimed were facing imminent financial peril. The Court ultimately severed a group of 10 plaintiffs from the Armstrong Case, and a trial began on March 15, 2010. On April 1, 2010, the jury returned a verdict against us and one of our employees, and on April 2, 2010, the Court entered a judgment in the amount of $8,655,735, which included punitive damages. Subsequent to the trial, the presiding judge disqualified from the cases and the Oklahoma Supreme Court appointed a new judge to the cases. Following this appointment, the trial court granted our motions for change of venue and to stay all future trials of plaintiffs in the Armstrong Case and the Clardy Case pending the outcome of our appeal of the initial Armstrong Case verdict. The trial court took under advisement the sizes of groupings of plaintiffs in future trials in response to our motion to sever the plaintiffs' claims into individual cases. We appealed the initial Armstrong Case verdict to the Oklahoma Supreme Court based on numerous irregularities and rulings during the trial, and the Oklahoma Supreme Court reversed the verdict and remanded the case back to the trial court. The new trial in the Armstrong Case is scheduled for September 2013. The new trial date has not been scheduled for the Clardy Case.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Dec. 30, 2012 to Jan. 26, 2013	462,007		$20.45	—		30,133,384
Jan. 27, 2013 to March 2, 2013	1,753,231		23.42	1,343,250		28,790,134
March 3, 2013 to March 30, 2013	943,856		23.39	790,000		28,000,134
Total	3,159,094	(2)	$22.98	2,133,250	(3)	28,000,134

(1)
On February 7, 2003, we announced our Board of Directors approved a program to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The program has no fixed or scheduled termination date. On May 3, 2012, our Board of Directors approved an increase of 35 million shares authorized for repurchase under this program.

(2)
We purchased 1,025,844 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 967,403 shares purchased in open market transactions and 58,441 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
The Compensation Committee (Committee) of the Company's Board of Directors adopted a procedure in 2006 to grant non-qualified stock options on the fourth (4th) business day immediately following the date of our release of fiscal year-end earnings to the public, with such options to be granted at the closing price on the date of grant. At the May 2, 2013 meeting, the Committee approved resolutions stating earnings for fiscal 2013 are currently expected to be released November 18, 2013, and options shall be granted on the 4th business day after earnings are released, making the expected option grant date November 22, 2013. The resolutions further stated that if the earnings release date for fiscal 2013 is changed, the option grant date shall also be appropriately changed to fall on the 4th business day after the announcement of the earnings.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 6, 2013	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: May 6, 2013	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer