Form 10-Q
period 2013-06-29
TYSON FOODS INC
filed 2013-08-05
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 29, 2013.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	282,195,269
Class B Common Stock, $0.10 Par Value (Class B stock)	70,015,755

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Sales	$8,731	$8,261	$25,480	$24,740
Cost of Sales	8,049	7,695	23,791	23,140
Gross Profit	682	566	1,689	1,600
Selling, General and Administrative	263	224	730	668
Operating Income	419	342	959	932
Other (Income) Expense:
Interest income	(2)	(2)	(5)	(9)
Interest expense	36	215	109	316
Other, net	—	(3)	(19)	(17)
Total Other (Income) Expense	34	210	85	290
Income from Continuing Operations before Income Taxes	385	132	874	642
Income Tax Expense	136	53	285	231
Income from Continuing Operations	249	79	589	411
Loss from Discontinued Operation, Net of Tax	(4)	(6)	(70)	(16)
Net Income	245	73	519	395
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(4)	(3)	2	(3)
Net Income Attributable to Tyson	$249	$76	$517	$398
Amounts attributable to Tyson:
Net Income from Continuing Operations	253	82	587	414
Net Loss from Discontinued Operation	(4)	(6)	(70)	(16)
Net Income Attributable to Tyson	$249	$76	$517	$398
Weighted Average Shares Outstanding:
Class A Basic	283	291	284	294
Class B Basic	70	70	70	70
Diluted	369	369	366	373
Net Income Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.73	$0.23	$1.69	$1.16
Class B Basic	$0.66	$0.20	$1.52	$1.04
Diluted	$0.69	$0.22	$1.61	$1.11
Net Loss Per Share from Discontinued Operation Attributable to Tyson:
Class A Basic	$(0.01)	$(0.02)	$(0.20)	$(0.05)
Class B Basic	$(0.02)	$(0.01)	$(0.18)	$(0.04)
Diluted	$(0.01)	$(0.01)	$(0.19)	$(0.04)
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.72	$0.21	$1.49	$1.11
Class B Basic	$0.64	$0.19	$1.34	$1.00
Diluted	$0.68	$0.21	$1.42	$1.07
Dividends Declared Per Share:
Class A	$0.050	$0.040	$0.260	$0.120
Class B	$0.045	$0.036	$0.234	$0.108
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net Income	$245	$73	$519	$395
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	2	5	(12)	11
Investments	1	(1)	(2)	—
Currency translation	(33)	(38)	(49)	(8)
Postretirement benefits	1	1	4	3
Total Other Comprehensive Income (Loss), Net of Taxes	(29)	(33)	(59)	6
Comprehensive Income	216	40	460	401
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(4)	(3)	2	(3)
Comprehensive Income Attributable to Tyson	$220	$43	$458	$404
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 29, 2013	September 29, 2012
Assets
Current Assets:
Cash and cash equivalents	$943	$1,071
Accounts receivable, net	1,454	1,378
Inventories	2,901	2,809
Other current assets	229	145
Total Current Assets	5,527	5,403
Net Property, Plant and Equipment	4,042	4,022
Goodwill	1,903	1,891
Intangible Assets	143	129
Other Assets	487	451
Total Assets	$12,102	$11,896

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$508	$515
Accounts payable	1,309	1,372
Other current liabilities	1,121	943
Total Current Liabilities	2,938	2,830
Long-Term Debt	1,899	1,917
Deferred Income Taxes	467	558
Other Liabilities	551	549
Commitments and Contingencies (Note 15)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,288	2,278
Retained earnings	4,754	4,327
Accumulated other comprehensive loss	(122)	(63)
Treasury stock, at cost – 40 million shares at June 29, 2013, and 33 million shares at September 29, 2012	(746)	(569)
Total Tyson Shareholders’ Equity	6,213	6,012
Noncontrolling Interest	34	30
Total Shareholders’ Equity	6,247	6,042
Total Liabilities and Shareholders’ Equity	$12,102	$11,896
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 29, 2013	June 30, 2012
Cash Flows From Operating Activities:
Net income	$519	$395
Depreciation and amortization	387	369
Deferred income taxes	(21)	75
Loss on early extinguishment of debt	—	167
Other, net	80	(1)
Net changes in working capital	(193)	(286)
Cash Provided by Operating Activities	772	719
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(425)	(530)
Purchases of marketable securities	(123)	(45)
Proceeds from sale of marketable securities	22	36
Acquisitions, net of cash acquired	(106)	—
Other, net	36	19
Cash Used for Investing Activities	(596)	(520)
Cash Flows From Financing Activities:
Payments on debt	(69)	(919)
Net proceeds from borrowings	48	1,082
Purchases of Tyson Class A common stock	(298)	(209)
Dividends	(87)	(44)
Stock options exercised	93	32
Other, net	13	(26)
Cash Used for Financing Activities	(300)	(84)
Effect of Exchange Rate Changes on Cash	(4)	(3)
Increase (Decrease) in Cash and Cash Equivalents	(128)	112
Cash and Cash Equivalents at Beginning of Year	1,071	716
Cash and Cash Equivalents at End of Period	$943	$828
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of June 29, 2013, and the results of operations for the three and nine months ended June 29, 2013, and June 30, 2012. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
VARIABLE INTEREST ENTITIES
We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity for which we consolidate as we are the primary beneficiary. At June 29, 2013, Dynamic Fuels had $168 million of total assets, of which $144 million was net property, plant and equipment, and $111 million of total liabilities, of which $100 million was long-term debt. At September 29, 2012, Dynamic Fuels had $177 million of total assets, of which $146 million was net property, plant and equipment, and $124 million of total liabilities, of which $100 million was long-term debt.
SHARE REPURCHASES
A summary of cumulative share repurchases of our Class A common stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	4.0	$100	3.9	$75	11.2	$250	9.3	$180
To fund certain obligations under equity compensation plans	0.4	10	0.4	6	2.3	48	1.6	29
Total share repurchases	4.4	$110	4.3	$81	13.5	$298	10.9	$209
As of June 29, 2013, 24 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.

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
NOTE 2: ACQUISITIONS
During the nine months of fiscal 2013, we acquired two value-added food businesses as part of our strategic expansion initiative which are included in our Prepared Foods segment. The aggregate purchase price of the acquisitions was $106 million, which included $50 million for property, plant and equipment, $41 million allocated to Intangible Assets and $12 million allocated to Goodwill.
NOTE 3: DISCONTINUED OPERATION
After conducting an assessment during fiscal 2013 of our long-term business strategy in China, we determined our Weifang operation (Weifang), which was part of our Chicken segment, was no longer core to the execution of our strategy given the capital investment it required to execute our future business plan. Consequently, in the second quarter of fiscal 2013, we conducted an impairment test and recorded a $56 million impairment charge. In the third quarter of fiscal 2013, we entered into an agreement to sell Weifang, which resulted in reporting it as a discontinued operation. The sale was completed in July 2013 and did not result in a significant gain or loss.
The carrying amount of Weifang's assets and liabilities held for sale at June 29, 2013, were $30 million and $29 million and are recorded in Other current assets and Other current liabilities in our Consolidated Condensed Balance Sheets, respectively.
Weifang's prior periods results, including the impairment charge, have been reclassified and presented as a discontinued operation in our Consolidated Condensed Statements of Income. The following is a summary of the discontinued operation's results (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Sales	$36	$47	$108	$165

Pretax loss	(2)	(6)	(68)	(16)
Income tax expense	2	—	2	—
Loss from Discontinued Operation	$(4)	$(6)	$(70)	$(16)
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

	June 29, 2013	September 29, 2012
Processed products:
Weighted-average method – chicken and prepared foods	$864	$754
First-in, first-out method – beef and pork	628	611
Livestock – first-in, first-out method	1,003	952
Supplies and other – weighted-average method	406	492
Total inventories	$2,901	$2,809

NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	June 29, 2013	September 29, 2012
Land	$100	$101
Buildings and leasehold improvements	2,903	2,868
Machinery and equipment	5,412	5,208
Land improvements and other	417	408
Buildings and equipment under construction	291	298
	9,123	8,883
Less accumulated depreciation	5,081	4,861
Net property, plant and equipment	$4,042	$4,022
NOTE 6: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	June 29, 2013	September 29, 2012
Accrued salaries, wages and benefits	$381	$382
Self-insurance reserves	272	274
Other	468	287
Total other current liabilities	$1,121	$943
NOTE 7: DEBT
The major components of debt are as follows (in millions):

	June 29, 2013	September 29, 2012
Revolving credit facility	$—	$—
Senior notes:
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
6.60% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
4.50% Senior notes due June 2022 (2022 Notes)	1,000	1,000
7.00% Notes due January 2028	18	18
Discount on senior notes	(12)	(28)
GO Zone tax-exempt bonds due October 2033 (0.06% at 6/29/2013)	100	100
Other	85	126
Total debt	2,407	2,432
Less current debt	508	515
Total long-term debt	$1,899	$1,917
Revolving Credit Facility
We have a $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in August 2017. After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing at June 29, 2013, was $944 million. At June 29, 2013, we had outstanding letters of credit issued under this facility totaling $56 million, none of which were drawn upon. We had an additional $146 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

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
2013 Notes
In September 2008, we issued $458 million principal amount 3.25% convertible senior unsecured notes due October 15, 2013, with interest payable semi-annually in arrears on April 15 and October 15. At June 29, 2013, the conversion rate was 59.5866 shares of Class A stock per $1,000 principal amount of notes, which is equivalent to a conversion price of $16.78 per share of Class A stock. The conversion rate and conversion price of the 2013 Notes are subject to adjustments which include, among other events, making cash dividends or distributions to the holders of our Class A common stock during any quarterly fiscal period in excess of $0.04 per share. Upon conversion, we will deliver cash up to the aggregate principal amount of the 2013 Notes to be converted and shares of our Class A stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2013 Notes being converted.
Conditions for early conversion were met in our third quarter of fiscal 2013, and thus, holders maintain the option to convert the 2013 Notes during our fourth quarter of fiscal 2013. On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time. Should the holders exercise the early conversion option on or after July 15, 2013, we would be required to make such delivery of cash and Class A stock, if any, at the October 15, 2013 maturity date. As of August 2, 2013, there were no significant early conversions.
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
We purchased call options in private transactions for $94 million that permit us to acquire up to approximately 27 million shares of our Class A stock at the current strike price of $16.78 per share, subject to adjustment. The call options allow us to acquire a number of shares of our Class A stock initially equal to the number of shares of Class A stock issuable to the holders of the 2013 Notes upon conversion. These call options contractually expire upon the maturity of the 2013 Notes.
We sold warrants in private transactions for total proceeds of $44 million. The warrants permit the purchasers to acquire up to approximately 27 million shares of our Class A stock at the current exercise price of $22.17 per share, subject to adjustment. The warrants are exercisable on various dates from January 2014 through April 2014.

The maximum amount of shares that may be issued to satisfy the conversion of the 2013 Notes is limited to 35.9 million shares. However, the convertible note hedge and warrant transactions, in effect, increase the conversion price of the 2013 Notes from $16.78 per share to $22.17 per share, thus reducing the potential future economic dilution associated with conversion of the 2013 Notes. If our share price is below $22.17 upon exercise of the warrants, there is no economic net share impact. A 10% increase in our share price above the $22.17 warrant exercise price would result in the issuance of 2.5 million incremental shares. At $25.68, our closing share price on June 29, 2013, the incremental shares we would be required to issue upon exercise of the warrants would have resulted in 3.7 million shares. The 2013 Notes and the warrants have a dilutive effect on our earnings per share to the extent the price of our Class A stock during a given measurement period exceeds the respective exercise prices of those instruments. The call options are excluded from the calculation of diluted earnings per share as their impact is anti-dilutive.
2016 Notes
The 2016 Notes carry an interest rate at issuance of 6.60%, with an interest step up feature dependent on their credit rating. On February 11, 2013, S&P upgraded the credit rating of the 2016 Notes from "BBB-" to "BBB." This upgrade did not impact the interest rate on the 2016 Notes.
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
We were in compliance with all debt covenants at June 29, 2013.
NOTE 8: INCOME TAXES
The effective tax rate for continuing operations was 35.4% and 40.2% for the third quarter of fiscal 2013 and 2012, respectively, and 32.6% and 35.9% for the nine months of fiscal 2013 and 2012, respectively. The effective tax rates for the third quarter and nine months of fiscal 2013 were impacted by such items as the domestic production deduction, state income taxes and losses in foreign jurisdictions for which no benefit is recognized. The effective tax rate for the nine months of fiscal 2013 was also impacted by the second quarter non-taxable currency translation adjustment gain and the retroactive extension of tax credits.
Unrecognized tax benefits were $171 million and $168 million at June 29, 2013, and September 29, 2012, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $151 million and $154 million at June 29, 2013, and September 29, 2012, respectively.
We classify interest and penalties on unrecognized tax benefits as income tax expense. At June 29, 2013, and September 29, 2012, before tax benefits, we had $63 million and $64 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

We are subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2012, for state and local income taxes for fiscal years 2003 through 2012 and for foreign income taxes for fiscal years 2002 through 2012. During the next twelve months, it is reasonably possible the amount of unrecognized tax benefits could decrease by $15 million due to audit settlements and the expiration of statutes of limitations.

NOTE 9: OTHER INCOME AND CHARGES
During the nine months of fiscal 2013, we recorded a $19 million currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada, which was recorded in the Consolidated Condensed Statements of Income in Other, net.
During the nine months of fiscal 2012, we recorded $11 million of equity earnings in joint ventures and $4 million in net foreign currency exchange gains, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Income from continuing operations	$249	$79	$589	$411
Less: Net income (loss) from continuing operations attributable to noncontrolling interest	(4)	(3)	2	(3)
Net income from continuing operations attributable to Tyson	253	82	587	414
Less Dividends Declared:
Class A	14	12	74	36
Class B	3	3	16	8
Undistributed earnings	$236	$67	$497	$370

Class A undistributed earnings	$193	$56	$406	$305
Class B undistributed earnings	43	11	91	65
Total undistributed earnings	$236	$67	$497	$370
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	283	291	284	294
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	5	5	5
Convertible 2013 Notes and Warrants	11	3	7	4
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	369	369	366	373

Net Income Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.73	$0.23	$1.69	$1.16
Class B Basic	$0.66	$0.20	$1.52	$1.04
Diluted	$0.69	$0.22	$1.61	$1.11
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.72	$0.21	$1.49	$1.11
Class B Basic	$0.64	$0.19	$1.34	$1.00
Diluted	$0.68	$0.21	$1.42	$1.07
We had no stock-based compensation shares that were antidilutive for the three months ended June 29, 2013. Approximately 4 million of our stock-based compensation shares were antidilutive for the nine months ended June 29, 2013. Approximately 4 million of our stock-based compensation shares were antidilutive for both the three and nine months ended June 30, 2012. These shares were not included in the dilutive earnings per share calculation.
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
Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at June 29, 2013.
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
Cash flow hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and nine months ended June 29, 2013, and June 30, 2012.
We had the following aggregated notional values of outstanding forward and option contracts accounted for as cash flow hedges (in millions, except soy meal tons):

	Metric	June 29, 2013	September 29, 2012
Commodity:
Corn	Bushels	10	12
Soy meal	Tons	195,600	164,700
Foreign Currency	United States dollar	$61	$80

As of June 29, 2013, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $5 million related to grains and pretax losses of $1 million related to foreign currency. During the three and nine months ended June 29, 2013, and June 30, 2012, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.
The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	June 29, 2013	June 30, 2012		June 29, 2013	June 30, 2012
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(5)	$7	Cost of Sales	$(2)	$1
Foreign exchange contracts	3	1	Other Income/Expense	(2)	(1)
Total	$(2)	$8		$(4)	$—

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Nine Months Ended			Nine Months Ended
	June 29, 2013	June 30, 2012		June 29, 2013	June 30, 2012
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(28)	$13	Cost of Sales	$(5)	$(15)
Foreign exchange contracts	(2)	(6)	Other Income/Expense	(4)	4
Total	$(30)	$7		$(9)	$(11)
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

	Metric	June 29, 2013	September 29, 2012
Commodity:
Live Cattle	Pounds	93	232
Lean Hogs	Pounds	264	239
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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
		June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Gain/(Loss) on forwards	Cost of Sales	$11	$32	$26	$32
Gain/(Loss) on purchase contract	Cost of Sales	(11)	(32)	(26)	(32)
Ineffectiveness related to our fair value hedges was not significant for the three and nine months ended June 29, 2013, and June 30, 2012.

Foreign net investment hedges
We utilize forward foreign exchange contracts to protect the value of our net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. We utilize the forward-rate method of assessing hedge effectiveness. Any ineffective portions of net investment hedges are recognized in the Consolidated Condensed Statements of Income during the period of change. Ineffectiveness related to our foreign net investment hedges was not significant for the three and nine months ended June 29, 2013, and June 30, 2012. At June 29, 2013, and September 29, 2012, we had $0 and $27 million, respectively, aggregate outstanding notional values related to our forward foreign currency contracts accounted for as foreign net investment hedges.
The following table sets forth the pretax impact of these derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	June 29, 2013	June 30, 2012		June 29, 2013	June 30, 2012
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$1	Other Income/Expense	$—	$—

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Nine Months Ended			Nine Months Ended
	June 29, 2013	June 30, 2012		June 29, 2013	June 30, 2012
Net Investment Hedge – Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$(1)	Other Income/Expense	$(4)	$—
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
We had the following aggregate outstanding notional values related to our undesignated positions (in millions, except soy meal tons):

	Metric	June 29, 2013	September 29, 2012
Commodity:
Corn	Bushels	17	19
Soy Meal	Tons	96,800	1,200
Soy Oil	Pounds	—	17
Live Cattle	Pounds	191	68
Lean Hogs	Pounds	12	108
Foreign Currency	United States dollars	$83	$165
Interest Rate	Average monthly notional debt	$25	$27
The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain/(Loss) Recognized in Earnings		Gain/(Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(7)	$3	$(19)	$(6)
Commodity contracts	Cost of Sales	(8)	(22)	(15)	36
Foreign exchange contracts	Other Income/Expense	(2)	—	—	—
Total		$(17)	$(19)	$(34)	$30

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	June 29, 2013	September 29, 2012
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$5	$32
Derivatives not designated as hedging instruments:
Commodity contracts	4	21
Foreign exchange contracts	1	1
Total derivative assets – not designated	5	22

Total derivative assets	$10	$54
Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$9	$6
Foreign exchange contracts	—	1
Total derivative liabilities – designated	9	7
Derivatives not designated as hedging instruments:
Commodity contracts	64	96
Foreign exchange contracts	3	2
Interest rate contracts	—	—
Total derivative liabilities – not designated	67	98

Total derivative liabilities	$76	$105
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

June 29, 2013	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$9	$—	$(1)	$8
Foreign Exchange Forward Contracts	—	1	—	—	1
Available for Sale Securities:
Current	—	81	—	—	81
Non-current	6	26	65	—	97
Deferred Compensation Assets	22	184	—	—	206
Total Assets	$28	$301	$65	$(1)	$393
Liabilities:
Commodity Derivatives	$—	$73	$—	$(72)	$1
Foreign Exchange Forward Contracts	—	3	—	—	3
Total Liabilities	$—	$76	$—	$(72)	$4

September 29, 2012	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$53	$—	$(40)	$13
Foreign Exchange Forward Contracts	—	1	—	(1)	—
Available for Sale Securities:
Current	—	3	—	—	3
Non-current	6	25	86	—	117
Deferred Compensation Assets	31	149	—	—	180
Total Assets	$37	$231	$86	$(41)	$313
Liabilities:
Commodity Derivatives	$—	$102	$—	$(100)	$2
Foreign Exchange Forward Contracts	—	3	—	—	3
Total Liabilities	$—	$105	$—	$(100)	$5

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At June 29, 2013, and September 29, 2012, we had posted with various counterparties $71 million and $59 million, respectively, of cash collateral and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	June 29, 2013	June 30, 2012
Balance at beginning of year	$86	$83
Total realized and unrealized gains (losses):
Included in earnings	1	1
Included in other comprehensive income (loss)	(1)	(1)
Purchases	14	20
Issuances	—	—
Settlements	(35)	(21)
Balance at end of period	$65	$82
Total gains (losses) for the nine-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
Available for Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Condensed Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Condensed Balance Sheets and have maturities ranging up to 35 years. We classify our investments in U.S. government, U.S. agency, certificates of deposit and commercial paper debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. We also classified privately held redeemable preferred stock securities as Level 3 as there was limited activity or less observable inputs into valuation models, including interest rates and credit worthiness of the underlying private issuer. As of June 29, 2013, the privately held redeemable preferred stock had been fully redeemed. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated condensed financial statements.
Additionally, we have 0.8 million shares of Syntroleum Corporation common stock and 0.4 million warrants, which expire in June 2015, to purchase an equivalent amount of Syntroleum Corporation common stock at an average price of $28.70. We record the shares and warrants in Other Assets in the Consolidated Condensed Balance Sheets at fair value based on quoted market prices. We classify the shares as Level 1 as the fair value is based on unadjusted quoted prices available in active markets. We classify the warrants as Level 2 as fair value can be corroborated based on observable market data.

The following table sets forth our available for sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category:

(in millions)	June 29, 2013			September 29, 2012
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$26	$27	$1	$26	$27	$1
Certificates of Deposit and Commercial Paper	80	80	—	—	—	—
Corporate and Asset-Backed (a)	65	65	—	64	66	2
Redeemable Preferred Stock	—	—	—	20	20	—
Equity Securities:
Common Stock and Warrants	9	6	(3)	9	7	(2)

(a)
At June 29, 2013, and September 29, 2012, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $1 million and $2 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairments in earnings for the three and nine months ending June 29, 2013, and June 30, 2012. No other than temporary losses were deferred in OCI as of June 29, 2013, and September 29, 2012.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. During the second quarter of fiscal 2013, we recorded a $56 million impairment charge related to our Weifang operation in China. The impairment charge resulted from the completion of an assessment of our long-term business strategy in China, in which we determined Weifang was no longer core to the execution of our future business plan. Our valuation of these assets incorporated unobservable Level 3 inputs. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the nine months ended June 30, 2012.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	June 29, 2013		September 29, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,535	$2,407	$2,596	$2,432

NOTE 13: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Nine Months Ended
	June 29, 2013			June 30, 2012			June 29, 2013			June 30, 2012
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to Cost of Sales	$2	$(1)	$1	$(1)	$—	$(1)	$5	$(2)	$3	$15	$(6)	$9
(Gain) loss reclassified to Other Income/Expense	2	—	2	1	—	1	4	(1)	3	(4)	2	(2)
Unrealized gain (loss)	(2)	1	(1)	8	(3)	5	(30)	12	(18)	7	(3)	4

Investments:
(Gain) loss reclassified to Other Income/Expense	—	—	—	—	—	—	(1)	—	(1)	—	—	—
Unrealized gain (loss)	1	—	1	(2)	1	(1)	(2)	1	(1)	—	—	—

Currency translation:
Translation (gain) loss reclassified to Other Income/Expense	—	—	—	—	—	—	(19)	(1)	(20)	—	—	—
Translation adjustment	(33)	—	(33)	(38)	—	(38)	(29)	—	(29)	(8)	—	(8)

Postretirement benefits	1	—	1	1	—	1	4	—	4	3	—	3
Total Other Comprehensive Income (Loss)	$(29)	$—	$(29)	$(31)	$(2)	$(33)	$(68)	$9	$(59)	$13	$(7)	$6

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
The results from Dynamic Fuels are included in Other.

Information on segments and a reconciliation to income from continuing operations before income taxes are as follows (in millions):

	Three Months Ended			Nine Months Ended
	June 29, 2013	June 30, 2012		June 29, 2013		June 30, 2012
Sales:
Chicken	$3,158	$2,855		$9,136		$8,410
Beef	3,723	3,487		10,655		10,323
Pork	1,332	1,344		4,006		4,191
Prepared Foods	797	764		2,441		2,432
Other	—	24		47		124
Intersegment Sales	(279)	(213)		(805)		(740)
Total Sales	$8,731	$8,261		$25,480		$24,740
Operating Income (Loss):
Chicken	$220	$159		$471		$346
Beef	114	71		134		101
Pork	67	69		264		349
Prepared Foods	24	47		85		142
Other	(6)	(4)		5		(6)
Total Operating Income	419	342		959		932

Total Other (Income) Expense	34	210	(b)	85	(a)	290	(b)

Income from Continuing Operations before Income Taxes	$385	$132		$874		$642

(a)	Includes $19 million related to the recognized currency translation adjustment gain

(b)	Includes $167 million charge related to the early extinguishment of debt
The Beef segment had sales of $59 million and $49 million in the third quarter of fiscal 2013 and 2012, respectively, and sales of $156 million and $162 million in the nine months of fiscal 2013 and 2012, respectively, from transactions with other operating segments of the Company and Dynamic Fuels. The Pork segment had sales of $220 million and $164 million in the third quarter of fiscal 2013 and 2012, respectively, and sales of $649 million and $578 million in the nine months of fiscal 2013 and 2012, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
NOTE 15: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, which consist primarily of a lease and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of June 29, 2013, was $63 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next seven years. The maximum potential amount of the residual value guarantees is $57 million, of which $51 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At June 29, 2013, and September 29, 2012, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of June 29, 2013, was approximately $310 million. The total receivables under these programs were $50 million and $25 million at June 29, 2013, and September 29, 2012, respectively, and are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $16 million and $10 million at June 29, 2013, and September 29, 2012, respectively.
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
We have twelve separate wage and hour actions involving Tyson Fresh Meats Inc.’s plants located in Garden City, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, May 15, 2006), Emporia, Kansas (Abdiaziz, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, September 30, 2011), Storm Lake, Iowa (Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007), Columbus Junction, Iowa (Guyton (f/k/a Robinson), et al. v. Tyson Foods, Inc., d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007), Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008; and DeVoss v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, C.D. Illinois, March 2, 2011), Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., D. Nebraska, January 16, 2008), Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., D. Nebraska, February 29, 2008), Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Council Bluffs, Iowa (Maxwell (f/k/a Salazar), et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, April 29, 2008); Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008); and Goodlettsville, Tennessee (Abadeer v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc., M.D. Tennessee, February 6, 2009). The actions allege we failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the FLSA and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction.

•
After a trial in the Garcia case involving our Garden City, Kansas facility, a jury verdict in favor of the plaintiffs was entered on March 17, 2011. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $503,011. Plaintiffs’ counsel filed an application for attorneys’ fees and expenses which we contested. On December 7, 2012, the court granted plaintiffs' counsel's application and awarded a total of $3,609,723. We filed an appeal with the Tenth Circuit Court of Appeals on December 27, 2012.

•
A jury trial was held in the Bouaphakeo case, which involves our Storm Lake, Iowa pork plant, which resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. We have appealed the jury's verdict and trial court's award. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145.

•
A jury trial was held in the Guyton case, which involves our Columbus Junction, Iowa pork plant, which resulted in a jury verdict in favor of Tyson on April 25, 2012. The plaintiffs have appealed to the Eighth Circuit Court of Appeals.

•	The Maxwell case, which involves our Council Bluffs, Iowa plant, has been resolved by the parties for $970,000, and all payments required by the settlement have been paid and the claims dismissed.

•
A bench trial was held in the Acosta case, which involves our Madison, Nebraska pork plant, in January 2013. The trial court filed its findings of fact and conclusions of law on May 31, 2013, and awarded $5,733,943 for unpaid overtime wages. The court ordered each party to submit an updated back pay calculation reflecting payroll data through the date of its order. A judgment has not yet been entered.

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

•	The Carter case, which involves our Logansport, Indiana pork plant, has been resolved by the parties for $950,000. The parties' joint motion for approval of the settlement is pending.
We have pending one wage and hour action involving our Tyson Prepared Foods plant located in Jefferson, Wisconsin (Weissman, et al. v. Tyson Prepared Foods, Inc., Jefferson County (Wisconsin) Circuit Court, October 20, 2010). The plaintiffs allege that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and the associated time it takes to walk to and from their workstations post-donning and pre-doffing of protective and sanitary clothing. Six named plaintiffs seek to act as state law class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs. On May 16, 2011, the plaintiffs filed a motion to certify a state law class of all hourly employees who have worked at the Jefferson plant from October 20, 2008, to the present. We filed motions for summary judgment seeking dismissal of the claims, or, in the alternative, to limit the claims made for non-compensable clothes changing activities. The court granted summary judgment in favor of Tyson on August 31, 2012, and the plaintiffs filed a notice of appeal on October 5, 2012. On August 1, 2013, the appeals court reversed and remanded the case to the trial court, concluding that the applicable activities at this plant are compensable, subject to certain defenses.
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

In late 2010, the United States Environmental Protection Agency (EPA) Region 7 began a Clean Air Act investigation of the Company related to operation and maintenance of ammonia refrigeration equipment at multiple facilities. The EPA subsequently referred the matter, which involves allegations of potential non-compliance with the Clean Air Act’s Risk Management Plan requirements at 23 Tyson facilities in Kansas, Missouri, Iowa and Nebraska, to the United States Department of Justice (DOJ). We reached a settlement agreement with the EPA and DOJ in which we agreed to pay $3,950,000 in civil penalties and fund $300,000 in supplemental environmental projects related to the purchase of emergency response equipment for certain communities in which we have operations. We also agreed to conduct third party audits of the 23 facilities. Pursuant to this settlement, the DOJ filed the complaint and consent decree, which contains the terms of the settlement agreement, with the federal district court in the Eastern District of Missouri. The Court has entered the consent decree, which has become a final settlement of this matter.
NOTE 16: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended June 29, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$142	$4,908	$4,081	$(400)	$8,731
Cost of Sales	8	4,679	3,762	(400)	8,049
Gross Profit	134	229	319	—	682
Selling, General and Administrative	19	54	190	—	263
Operating Income	115	175	129	—	419
Other (Income) Expense:
Interest expense, net	9	15	10	—	34
Other, net	—	(1)	1	—	—
Equity in net earnings of subsidiaries	(181)	(15)	—	196	—
Total Other (Income) Expense	(172)	(1)	11	196	34
Income from Continuing Operations before Income Taxes	287	176	118	(196)	385
Income Tax Expense	38	56	42	—	136
Income from Continuing Operations	249	120	76	(196)	249
Loss from Discontinued Operation, Net of Tax	—	—	(4)	—	(4)
Net Income	249	120	72	(196)	245
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(4)	—	(4)
Net Income Attributable to Tyson	$249	$120	$76	$(196)	$249

Comprehensive Income (Loss)	216	103	49	(152)	216
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(4)	—	(4)
Comprehensive Income (Loss) Attributable to Tyson	$216	$103	$53	$(152)	$220

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended June 30, 2012					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$140	$4,711	$3,764	$(354)	$8,261
Cost of Sales	20	4,536	3,493	(354)	7,695
Gross Profit	120	175	271	—	566
Selling, General and Administrative	4	49	170	1	224
Operating Income	116	126	101	(1)	342
Other (Income) Expense:
Interest expense, net	50	70	93	—	213
Other, net	1	—	(4)	—	(3)
Equity in net earnings of subsidiaries	(34)	—	—	34	—
Total Other (Income) Expense	17	70	89	34	210
Income from Continuing Operations before Income Taxes	99	56	12	(35)	132
Income Tax Expense	23	19	11	—	53
Income from Continuing Operations	76	37	1	(35)	79
Loss from Discontinued Operation, Net of Tax	—	—	(6)	—	(6)
Net Income	76	37	(5)	(35)	73
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(3)	—	(3)
Net Income Attributable to Tyson	76	37	(2)	(35)	76

Comprehensive Income (Loss)	43	18	(29)	8	40
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(3)	—	(3)
Comprehensive Income (Loss) Attributable to Tyson	$43	$18	$(26)	$8	$43

Condensed Consolidating Statement of Income and Comprehensive Income for the nine months ended June 29, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$318	$14,210	$11,957	$(1,005)	$25,480
Cost of Sales	35	13,696	11,065	(1,005)	23,791
Gross Profit	283	514	892	—	1,689
Selling, General and Administrative	51	151	528	—	730
Operating Income	232	363	364	—	959
Other (Income) Expense:
Interest expense, net	26	46	32	—	104
Other, net	4	(1)	(22)	—	(19)
Equity in net earnings of subsidiaries	(381)	(29)	—	410	—
Total Other (Income) Expense	(351)	16	10	410	85
Income from Continuing Operations before Income Taxes	583	347	354	(410)	874
Income Tax Expense	66	109	110	—	285
Income from Continuing Operations	517	238	244	(410)	589
Loss from Discontinued Operation, Net of Tax	—	—	(70)	—	(70)
Net Income	517	238	174	(410)	519
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	2	—	2
Net Income Attributable to Tyson	$517	$238	$172	$(410)	$517

Comprehensive Income (Loss)	460	202	80	(282)	460
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	2	—	2
Comprehensive Income (Loss) Attributable to Tyson	$460	$202	$78	$(282)	$458

Condensed Consolidating Statement of Income and Comprehensive Income for the nine months ended June 30, 2012					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$268	$14,172	$11,273	$(973)	$24,740
Cost of Sales	12	13,647	10,453	(972)	23,140
Gross Profit	256	525	820	(1)	1,600
Selling, General and Administrative	25	156	488	(1)	668
Operating Income	231	369	332	—	932
Other (Income) Expense:
Interest expense, net	39	126	142	—	307
Other, net	1	—	(18)	—	(17)
Equity in net earnings of subsidiaries	(268)	(55)	—	323	—
Total Other (Income) Expense	(228)	71	124	323	290
Income from Continuing Operations before Income Taxes	459	298	208	(323)	642
Income Tax Expense	61	83	87	—	231
Income from Continuing Operations	398	215	121	(323)	411
Loss from Discontinued Operation, Net of Tax	—	—	(16)	—	(16)
Net Income	398	215	105	(323)	395
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(3)	—	(3)
Net Income Attributable to Tyson	$398	$215	$108	$(323)	$398

Comprehensive Income (Loss)	404	223	110	(336)	401
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(3)	—	(3)
Comprehensive Income (Loss) Attributable to Tyson	$404	$223	$113	$(336)	$404

Condensed Consolidating Balance Sheet as of June 29, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$13	$930	$—	$943
Accounts receivable, net	—	589	865	—	1,454
Inventories	1	1,024	1,876	—	2,901
Other current assets	370	55	216	(412)	229
Total Current Assets	371	1,681	3,887	(412)	5,527
Net Property, Plant and Equipment	31	877	3,134	—	4,042
Goodwill	—	881	1,022	—	1,903
Intangible Assets	—	22	121	—	143
Other Assets	909	159	249	(830)	487
Investment in Subsidiaries	11,756	2,008	—	(13,764)	—
Total Assets	$13,067	$5,628	$8,413	$(15,006)	$12,102

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$452	$132	$251	$(327)	$508
Accounts payable	20	577	712	—	1,309
Other current liabilities	4,467	186	916	(4,448)	1,121
Total Current Liabilities	4,939	895	1,879	(4,775)	2,938
Long-Term Debt	1,770	679	246	(796)	1,899
Deferred Income Taxes	—	131	342	(6)	467
Other Liabilities	145	144	290	(28)	551

Total Tyson Shareholders’ Equity	6,213	3,779	5,622	(9,401)	6,213
Noncontrolling Interest	—	—	34	—	34
Total Shareholders’ Equity	6,213	3,779	5,656	(9,401)	6,247
Total Liabilities and Shareholders’ Equity	$13,067	$5,628	$8,413	$(15,006)	$12,102

Condensed Consolidating Balance Sheet as of September 29, 2012					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$9	$1,061	$—	$1,071
Accounts receivable, net	1	499	878	—	1,378
Inventories	—	950	1,859	—	2,809
Other current assets	139	100	90	(184)	145
Total Current Assets	141	1,558	3,888	(184)	5,403
Net Property, Plant and Equipment	31	873	3,118	—	4,022
Goodwill	—	881	1,010	—	1,891
Intangible Assets	—	26	103	—	129
Other Assets	1,257	151	251	(1,208)	451
Investment in Subsidiaries	11,849	2,005	—	(13,854)	—
Total Assets	$13,278	$5,494	$8,370	$(15,246)	$11,896

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$439	$—	$167	$(91)	$515
Accounts payable	10	558	804	—	1,372
Other current liabilities	4,887	144	766	(4,854)	943
Total Current Liabilities	5,336	702	1,737	(4,945)	2,830
Long-Term Debt	1,774	809	486	(1,152)	1,917
Deferred Income Taxes	—	135	432	(9)	558
Other Liabilities	156	146	294	(47)	549

Total Tyson Shareholders’ Equity	6,012	3,702	5,391	(9,093)	6,012
Noncontrolling Interest	—	—	30	—	30
Total Shareholders’ Equity	6,012	3,702	5,421	(9,093)	6,042
Total Liabilities and Shareholders’ Equity	$13,278	$5,494	$8,370	$(15,246)	$11,896

Condensed Consolidating Statement of Cash Flows for the nine months ended June 29, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$185	$196	$404	$(13)	$772
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3)	(82)	(340)	—	(425)
(Purchases of)/Proceeds from marketable securities, net	—	(14)	(87)	—	(101)
Acquisitions, net of cash acquired	—	—	(106)	—	(106)
Other, net	(3)	9	30	—	36
Cash Provided by (Used for) Investing Activities	(6)	(87)	(503)	—	(596)
Cash Flows from Financing Activities:
Net change in debt	—	—	(21)	—	(21)
Purchases of Tyson Class A common stock	(298)	—	—	—	(298)
Dividends	(87)	—	(13)	13	(87)
Stock options exercised	93	—	—	—	93
Other, net	13	—	—	—	13
Net change in intercompany balances	99	(105)	6	—	—
Cash Provided by (Used for) Financing Activities	(180)	(105)	(28)	13	(300)
Effect of Exchange Rate Changes on Cash	—	—	(4)	—	(4)
Increase (Decrease) in Cash and Cash Equivalents	(1)	4	(131)	—	(128)
Cash and Cash Equivalents at Beginning of Year	1	9	1,061	—	1,071
Cash and Cash Equivalents at End of Period	$—	$13	$930	$—	$943

Condensed Consolidating Statement of Cash Flows for the nine months ended June 30, 2012					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$280	$237	$212	$(10)	$719
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(78)	(451)	—	(530)
(Purchases of)/Proceeds from marketable securities, net	—	(7)	(2)	—	(9)
Acquisitions, net of cash acquired	—	—	—	—	—
Other, net	2	5	12	—	19
Cash Provided by (Used for) Investing Activities	1	(80)	(441)	—	(520)
Cash Flows from Financing Activities:
Net change in debt	131	—	32	—	163
Purchases of Tyson Class A common stock	(209)	—	—	—	(209)
Dividends	(44)	—	(10)	10	(44)
Stock options exercised	32	—	—	—	32
Other, net	(5)	—	(21)	—	(26)
Net change in intercompany balances	(186)	(158)	344	—	—
Cash Provided by (Used for) Financing Activities	(281)	(158)	345	10	(84)
Effect of Exchange Rate Changes on Cash	—	—	(3)	—	(3)
Increase (Decrease) in Cash and Cash Equivalents	—	(1)	113	—	112
Cash and Cash Equivalents at Beginning of Year	1	1	714	—	716
Cash and Cash Equivalents at End of Period	$1	$—	$827	$—	$828

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview

•	General – We had strong operating income in the third quarter of fiscal 2013, which was led by record earnings in our Chicken segment and a rebound in our Beef segment.

•
We continued to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales and international chicken production, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth and future.

•
We also maintained focus on maximizing our margins through margin management and operational efficiency improvements. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added product initiatives. The operational efficiencies occurred in areas of yields, chicken live performance, cost reduction and labor management.

•
Market environment – Our Chicken segment delivered record results in the third quarter of fiscal 2013 driven by strong demand and favorable domestic market conditions. The Chicken segment experienced increased feed costs but was able to offset the impact with operational, mix and price improvements. Our Beef segment's operating performance rebounded in the third quarter of fiscal 2013 due to improved operational execution and less volatile live cattle markets. Our Pork segment results were down slightly in the third quarter of fiscal 2013 due to decreased volumes as a result of balancing our supply with customer demand and reduced exports. Our Prepared Foods segment was challenged by product mix and rapidly increasing raw material prices.

•
Discontinued Operation - After conducting an assessment during fiscal 2013 of our long-term business strategy in China, we determined our Weifang operation (Weifang), which was part of our Chicken segment, was no longer core to the execution of our strategy given the capital investment it required to execute our future business plan. In the third quarter we entered into an agreement to sell Weifang, which was subsequently completed in July 2013. Weifang's results are reported as a discontinued operation for all periods presented.

•	Our total operating margins were 4.8% in the third quarter of fiscal 2013. The following is a summary of operating margins by segment:
Chicken – 7.0%        Beef – 3.1%        Pork – 5.0%        Prepared Foods – 3.0%

•
Debt and Liquidity – During the third quarter of fiscal 2013, we generated $542 million of operating cash flows. Additionally, we repurchased, as part of our share repurchase program, 4 million shares of our Class A common stock for $100 million. At June 29, 2013, we had approximately $2 billion of liquidity, which includes availability under our credit facility, $943 million of cash and cash equivalents and $81 million of short-term investments.

in millions, except per share data	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income from continuing operations attributable to Tyson	$253	$82	$587	$414
Net income from continuing operations attributable to Tyson – per diluted share	0.69	0.22	1.61	1.11

Net loss from discontinued operation attributable to Tyson	(4)	(6)	(70)	(16)
Net loss from discontinued operation attributable to Tyson – per diluted share	(0.01)	(0.01)	(0.19)	(0.04)

Net income attributable to Tyson	249	76	517	398
Net income attributable to Tyson – per diluted share	0.68	0.21	1.42	1.07
Nine months of fiscal 2013 - Net income from continuing operations attributable to Tyson included the following item:

•	$19 million, or $0.05 per diluted share, related to a recognized currency translation adjustment gain
Third quarter and nine months of fiscal 2012 - Net income from continuing operations attributable to Tyson included the following item:

•	$167 million pretax charge, or $0.29 per diluted share, related to the early extinguishment of debt

Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Sales	$8,731	$8,261	$25,480	$24,740
Change in sales volume	2.2%		(0.7)%
Change in average sales price	3.7%		4.1%
Sales growth	5.7%		3.0%
Third quarter – Fiscal 2013 vs Fiscal 2012

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $286 million. All segments experienced increased average sales prices, largely due to continued tight domestic availability of protein and increased live and raw material costs.

•
Sales Volume – Sales were positively impacted by higher sales volume, which accounted for an increase of $184 million. All segments, with the exception of the Pork segment, had an increase in sales volume.

Nine months – Fiscal 2013 vs Fiscal 2012

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $864 million. The Chicken and Beef segments experienced increased average sales prices, largely due to continued tight domestic availability of protein and increased live and raw material costs, partially offset by a decrease in average sales price in the Pork segment which was driven by lower live and raw material costs.

•
Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $124 million. The Beef and Pork segments experienced lower sales volumes, partially offset by increases in sales volume in the Chicken and Prepared Foods segments.

Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of sales	$8,049	$7,695	$23,791	$23,140
Gross margin	$682	$566	$1,689	$1,600
Cost of sales as a percentage of sales	92.2%	93.1%	93.4%	93.5%
Third quarter – Fiscal 2013 vs Fiscal 2012

•	Cost of sales increased $354 million. Higher input cost per pound increased cost of sales $183 million, while higher sales volume increased cost of sales $171 million.

•	The $183 million impact of higher input cost per pound was primarily driven by:

•	Increases in live cattle and live hog costs of $85 million and $20 million, respectively.

•	Increase in feed costs of $105 million in our Chicken segment.

•
The $171 million impact of higher sales volume was driven by increases in sales volume in our Chicken, Beef, and Prepared Foods segments, partially offset by a decrease in sales volume in our Pork segment.

Nine months – Fiscal 2013 vs Fiscal 2012

•	Cost of sales increased $651 million. Higher input cost per pound increased cost of sales $792 million, while lower sales volume decreased cost of sales $141 million.

•	The $792 million impact of higher input cost per pound was primarily driven by:

•	Increase in live cattle costs of $350 million, partially offset by a decrease in live hog costs of $80 million.

•	Increase in feed costs of $440 million in our Chicken segment.

•
The $141 million impact of lower sales volume was driven by decreases in sales volume in our Beef and Pork segments, partially offset by increases in sales volume in our Chicken and Prepared Foods segment.

Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Selling, general and administrative expense	$263	$224	$730	$668
As a percentage of sales	3.0%	2.7%	2.9%	2.7%
Third Quarter - Fiscal 2013 vs Fiscal 2012

•	Increase of $22 million related to employee costs including payroll and stock-based and incentive-based compensation.

•	Increase of $13 million related to advertising and sales promotions.
Nine months – Fiscal 2013 vs Fiscal 2012

•	Increase of $30 million related to employee costs including payroll and stock-based and incentive-based compensation.

•	Increase of $25 million related to advertising and sales promotions.

•	Increase of $7 million primarily related to reduced investment returns on deferred compensation plans.

Interest Expense

in millions	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cash interest expense	$29	$39	$88	$120
Loss on early extinguishment of debt	—	167	—	167
Non-cash interest expense	7	9	21	29
Total Interest Expense	$36	$215	$109	$316
Third quarter and nine months – Fiscal 2013 vs Fiscal 2012

•
Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due to lower average coupon rates for our senior notes compared to fiscal 2012.

•
Loss on early extinguishment of debt during the third quarter and nine months of fiscal 2012 include the amount paid exceeding the par value of debt, unamortized discount and unamortized debt issuance costs related to the completion of our tender offer to purchase any and all of the outstanding 10.50% Senior Notes due 2014 (2014 Notes).

•	Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances.
Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	$—	$(3)	$(19)	$(17)
Nine months of fiscal 2013

•	Included $19 million related to a currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada.
Nine months of fiscal 2012

•	Included $11 million of equity earnings in joint ventures and $4 million in net foreign currency exchange gains.

Effective Tax Rate

Three Months Ended		Nine Months Ended
June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
35.4%	40.2%	32.6%	35.9%
Third quarter and nine months of fiscal 2013 – The effective tax rate for continuing operations was impacted by:

•	state income taxes;

•	the domestic production deduction; and

•	losses in foreign jurisdictions for which no benefit is recognized.
Third quarter and nine months of fiscal 2012 – The effective tax rate for continuing operations was impacted by a lower level of pretax income for the quarter combined with:

•	state income taxes;

•	the domestic production deduction; and

•	losses in foreign jurisdictions for which no benefit is recognized.

Segment Results
We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment income.

in millions	Sales
	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Chicken	$3,158	$2,855	$9,136	$8,410
Beef	3,723	3,487	10,655	10,323
Pork	1,332	1,344	4,006	4,191
Prepared Foods	797	764	2,441	2,432
Other	—	24	47	124
Intersegment Sales	(279)	(213)	(805)	(740)
Total	$8,731	$8,261	$25,480	$24,740

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Chicken	$220	$159	$471	$346
Beef	114	71	134	101
Pork	67	69	264	349
Prepared Foods	24	47	85	142
Other	(6)	(4)	5	(6)
Total	$419	$342	$959	$932

Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 29, 2013	June 30, 2012	Change	June 29, 2013	June 30, 2012	Change
Sales	$3,158	$2,855	$303	$9,136	$8,410	$726
Sales Volume Change			4.4%			1.8%
Average Sales Price Change			6.0%			6.7%
Operating Income	$220	$159	$61	$471	$346	$125
Operating Margin	7.0%	5.6%		5.2%	4.1%
Third quarter and nine months – Fiscal 2013 vs Fiscal 2012

•	Sales and Operating Income –

•	Sales Volume – Sales volume grew due to increased domestic and international production driven by stronger demand for chicken products.

•
Average Sales Price – The increase in average sales price in the third quarter and nine months of fiscal 2013 was primarily due to mix changes and price increases associated with higher input costs. Since many of our sales contracts are formula based or shorter-term in nature, we were able to offset rising input costs through improved pricing and mix.

•
Operating Income – Operating income was positively impacted by increased average sales price and volume, improved live performance and operational execution, as well as improved performance in our foreign-produced operations. These increases were partially offset by increased feed costs of $105 million and $440 million for the third quarter and nine months of fiscal 2013, respectively.

Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 29, 2013	June 30, 2012	Change	June 29, 2013	June 30, 2012	Change
Sales	$3,723	$3,487	$236	$10,655	$10,323	$332
Sales Volume Change			3.8%			(3.6)%
Average Sales Price Change			2.9%			7.1%
Operating Income	$114	$71	$43	$134	$101	$33
Operating Margin	3.1%	2.0%		1.3%	1.0%
Third quarter and nine months – Fiscal 2013 vs Fiscal 2012

•	Sales and Operating Income –

•
Fed cattle supplies decreased which drove up average sales price and livestock cost. Sales volumes increased in the third quarter due to increased demand for our beef products. Sales volumes decreased in the nine months of fiscal 2013 due to a reduction in outside trim and tallow purchases. Operating income increased in the third quarter and nine months of fiscal 2013 due to improved operational execution and less volatile live cattle markets.

Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 29, 2013	June 30, 2012	Change	June 29, 2013	June 30, 2012	Change
Sales	$1,332	$1,344	$(12)	$4,006	$4,191	$(185)
Sales Volume Change			(4.7)%			(3.0)%
Average Sales Price Change			4.0%			(1.4)%
Operating Income	$67	$69	$(2)	$264	$349	$(85)
Operating Margin	5.0%	5.1%		6.6%	8.3%
Third quarter and nine months – Fiscal 2013 vs Fiscal 2012

•	Sales and Operating Income –

•
For the third quarter of fiscal 2013, demand for pork products improved, which drove up average sales price and livestock cost despite a slight increase in live hog supplies. For the nine months of fiscal 2013, live hog supplies increased, which drove down average sales price and livestock cost. Sales volumes decreased as a result of balancing our supply with customer demand and reduced exports. While reduced compared to prior year, operating income remained strong in the nine months of fiscal 2013 despite brief periods of imbalance in industry supply and customer demand.

•
Derivative Activities – Operating results in fiscal 2012 included gains of $18 million and $51 million for the three and nine months ended, respectively, for commodity risk management activities related to futures contracts. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results. Our operating results in fiscal 2013 were not significantly impacted by these activities.

Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 29, 2013	June 30, 2012	Change	June 29, 2013	June 30, 2012	Change
Sales	$797	$764	$33	$2,441	$2,432	$9
Sales Volume Change			1.3%			0.8%
Average Sales Price Change			3.0%			(0.4)%
Operating Income	$24	$47	$(23)	$85	$142	$(57)
Operating Margin	3.0%	6.2%		3.5%	5.8%
Third quarter and nine months – Fiscal 2013 vs Fiscal 2012

•	Sales and Operating Income –

•
Operating income decreased, despite increased sales volumes, as the result of product mix, increased raw material costs and additional costs incurred as we invested in our lunchmeat business. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through pricing. However, there is a lag time for price increases to take effect.

Outlook
In fiscal 2014, we expect overall domestic protein production (chicken, beef, pork and turkey) to increase approximately 1% from fiscal 2013 levels. The recent favorable weather conditions and more ideal planting environment should increase 2014 grain supplies, which should result in lower input costs as well as decreased costs for cattle and hog producers. The following is a summary of the fiscal 2014 outlook for each of our segments, as well as an outlook on sales, capital expenditures, net interest expense, debt and liquidity and share repurchases for the remainder of fiscal 2013 and fiscal 2014:

•
Chicken – Current USDA data shows U.S. chicken production to increase 2-3% in fiscal 2014 compared to fiscal 2013. Based on current futures prices, we expect lower feed costs in fiscal 2014 compared to fiscal 2013 of approximately $500 million. Many of our sales contracts are formula based or shorter-term in nature, which allows us to adjust pricing when input costs fluctuate. However, there may be a lag time for price changes to take effect. For fiscal 2014, we believe our Chicken segment will be in or above its normalized range of 5.0%-7.0%.

•
Beef – We expect to see a reduction of industry fed cattle supplies of 2-3% in fiscal 2014 as compared to fiscal 2013. Although we generally expect adequate supplies in regions we operate our plants, there may be periods of imbalance of fed cattle supply and demand. For fiscal 2014, we believe our Beef segment's profitability will be similar to fiscal 2013, but could be below its normalized range of 2.5%-4.5%.

•	Pork – We expect industry hog supplies to be flat and exports to improve compared to fiscal 2013. For fiscal 2014, we believe our Pork segment will be in its normalized range of 6.0%-8.0%.

•
Prepared Foods – We expect operational improvements and pricing to offset increased raw material costs. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. For fiscal 2014, we believe our Prepared Foods segment could be slightly below its normalized range of 4.0%-6.0% as we continue to invest in our growth platforms.

•
Sales – We expect fiscal 2013 sales to approximate $34.5 billion mostly resulting from price increases related to decreases in domestic availability of certain protein and increased raw material costs. We expect fiscal 2014 sales to approximate $36 billion as we continue to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales and international chicken production.

•	Capital Expenditures – We expect fiscal 2013 capital expenditures will approximate $550-$600 million. We expect fiscal 2014 capital expenditures to approximate $650-$700 million.

•	Net Interest Expense – We expect net interest expense will approximate $140 million and $100 million for fiscal 2013 and 2014, respectively.

•
Debt and Liquidity – Our next significant debt maturity is scheduled for October 2013, which we currently plan to use cash on hand and/or cash flows from operations for payment. We may also use additional available cash to repurchase notes when available at attractive rates. Total liquidity at June 29, 2013, was $2 billion, well above our goal to maintain liquidity in excess of $1.2 billion.

•
Share Repurchases – We expect to continue repurchasing shares under our share repurchase program. As of June 29, 2013, 24 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements.

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
Cash Flows from Operating Activities

in millions	Nine Months Ended
	June 29, 2013	June 30, 2012
Net income	$519	$395
Non-cash items in net income:
Depreciation and amortization	387	369
Deferred income taxes	(21)	75
Loss on early extinguishment of debt	—	167
Other, net	80	(1)
Changes in working capital	(193)	(286)
Net cash provided by operating activities	$772	$719

•
Cash flows associated with Loss on early extinguishment of debt includes the amount paid exceeding the par value of debt, unamortized discount and unamortized debt issuance costs related to the completion of our tender offer to purchase any and all of the outstanding 2014 Notes.

•	Cash flows associated with changes in working capital for the nine months ended:

•
June 29, 2013 – Decreased primarily due to higher inventory and accounts receivable balances and lower accounts payable. The increased inventory and accounts receivable balances are largely due to increased raw material costs and timing of sales.

•
June 30, 2012 – Decreased primarily due to a higher inventory balance and lower accounts payable, accrued salaries, wages and benefits and interest payable. The increased inventory balance was largely due to increased raw material costs. The decreased interest payable balance was primarily due to the payment of accrued interest related to the 2014 Notes upon extinguishment.

Cash Flows from Investing Activities

in millions	Nine Months Ended
	June 29, 2013	June 30, 2012
Additions to property, plant and equipment	$(425)	$(530)
(Purchases of)/Proceeds from marketable securities, net	(101)	(9)
Acquisitions, net of cash acquired	(106)	—
Other, net	36	19
Net cash used for investing activities	$(596)	$(520)

•	Additions to property, plant and equipment included acquiring new equipment, upgrading our facilities to maintain competitive standing and positioning us for future opportunities.

•
Capital spending for fiscal 2013 is expected to approximate $550-$600 million, and includes spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our foreign operations.

•
Purchases of marketable securities in the nine months of fiscal 2013 included $80 million related to the purchase of short-term investments and $18 million related to the funding of deferred compensation plans.

•
Acquisitions - During the nine months of fiscal 2013, we acquired two value-added food businesses as part of our strategic expansion initiative. The aggregate purchase price of the acquisitions was $106 million, which included $50 million for property, plant and equipment, $41 million allocated to Intangible Assets and $12 million allocated to Goodwill.

Cash Flows from Financing Activities

in millions	Nine Months Ended
	June 29, 2013	June 30, 2012
Payments on debt	$(69)	$(919)
Net proceeds from borrowings	48	1,082
Purchases of Tyson Class A common stock	(298)	(209)
Dividends	(87)	(44)
Stock options exercised	93	32
Other, net	13	(26)
Net cash used for financing activities	$(300)	$(84)

•
During the nine months of fiscal 2012, we received net proceeds of $995 million from the issuance of the 4.50% Senior Notes due 2022. We used the net proceeds towards the extinguishment of the 2014 Notes, including the payments of accrued interest and related premiums, and general corporate expenses.

•
During the nine months of fiscal 2013, we received proceeds of $40 million and paid $66 million related to borrowings at our foreign operations. Total debt related to our foreign operations was $66 million at June 29, 2013 ($42 million current, $24 million long-term).

•	Purchases of Tyson Class A common stock included:

•	$250 million and $180 million for shares repurchased pursuant to our share repurchase program during the nine months ended June 29, 2013, and June 30, 2012, respectively; and

•	$48 million and $29 million for shares repurchased to fund certain obligations under our equity compensation plans during the nine months ended June 29, 2013, and June 30, 2012, respectively.

•
Dividends during the nine months of fiscal 2013 included a 25% increase to our quarterly dividend rate. Additionally, we declared and paid special dividends per share of $0.10 and $0.09 to holders of Class A stock and Class B stock, respectively, during the nine months of fiscal 2013.

Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$943
Short-term investments					$81
Revolving credit facility	August 2017	$1,000	$56	$—	$944
Total liquidity					$1,968

•	Short-term investments include marketable debt securities with maturities of less than 12 months, primarily certificates of deposit and commercial paper, classified as available-for-sale.

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of workers’ compensation insurance programs and derivative activities.

•
Our 3.25% Convertible Senior Notes due 2013 (2013 Notes) may currently be converted to Class A stock early during any fiscal quarter in the event certain conditions are met. In this event, any note holders electing early conversion would be paid the conversion value up to the principal value in cash, which totaled $458 million at June 29, 2013. Any conversion premium would be paid in shares of Class A stock. The conditions for early conversion were met in our third quarter of fiscal 2013, and thus, holders maintain the option to convert the 2013 Notes during our fourth quarter of fiscal 2013. On and after July 15, 2013, until the close of business on the second scheduled trading day immediately preceding the maturity date, which is October 15, 2013, holders may convert their notes at any time. Should the holders exercise the early conversion option on or after July 15, 2013, we would be required to make such delivery of cash and Class A stock, if any, at the October 15, 2013 maturity date. As of August 2, 2013, there were no significant early conversions. We presently plan to use cash on hand and/or cash flows from operations for payment on the 2013 Notes on October 15, 2013.

•
At June 29, 2013, approximately 32% of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs, but rather we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

•	Our current ratio was 1.88 to 1 and 1.91 to 1 at June 29, 2013, and September 29, 2012, respectively.
Capital Resources
Revolving Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of June 29, 2013, we had outstanding letters of credit totaling $56 million issued under this facility, none of which were drawn upon, which left $944 million available for borrowing. Our revolving credit facility is funded by a syndicate of 43 banks, with commitments ranging from $0.3 million to $90 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At June 29, 2013, and September 29, 2012, the ratio of our debt-to-total capitalization was 27.8% and 28.7%, respectively. For the purpose of this calculation, debt is defined as the sum of current and long-term debt. Total capitalization is defined as debt plus Total Shareholders’ Equity.
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
We were in compliance with all debt covenants at June 29, 2013.
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
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2013 and 2014, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of June 29, 2013, and September 29, 2012, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	June 29, 2013	September 29, 2012
Livestock:
Cattle	$14	$42
Hogs	21	37
Grain	14	30
Interest Rate Risk: At June 29, 2013, we had variable rate debt of $177 million with a weighted average interest rate of 3.4%. A hypothetical 10% increase in interest rates effective at June 29, 2013, and September 29, 2012, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At June 29, 2013, we had fixed-rate debt of $2.2 billion with a weighted average interest rate of 6.0%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $18 million at June 29, 2013, and $16 million at September 29, 2012. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at June 29, 2013, and September 29, 2012, related to the foreign exchange forward and option contracts would have a $11 million and $21 million impact, respectively, on pretax income. In the future, we may enter into more foreign exchange forward and option contracts as a result of our international growth strategy.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2012 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2012 Annual Report.

Item 4.	Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 29, 2013, our disclosure controls and procedures were effective.
In the third quarter ended June 29, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 15: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.
On May 8, 2008, a lawsuit was filed against the Company and two of our employees in the District Court of McCurtain County, Oklahoma styled Armstrong, et al. v. Tyson Foods, Inc., et al. (the Armstrong Case). The lawsuit was brought by a group of 52 poultry growers who allege that certain of our live production practices in Oklahoma constitute fraudulent inducement, fraud, unjust enrichment, negligence, gross negligence, unconscionability, violations of the Oklahoma Business Sales Act, Deceptive Trade Practice violations, violations of the Consumer Protection Act, and conversion, as well as other theories of recovery. The plaintiffs sought damages in an unspecified amount. On October 30, 2009, 20 additional growers represented by the same attorney filed a lawsuit against us in the same court asserting the same or similar claims, which is styled Clardy, et al. v. Tyson Foods, Inc., et al. (the Clardy Case). In both of these cases we have denied all allegations of wrongdoing. In June 2009, the plaintiffs in the Armstrong case requested an expedited trial date for a smaller group of plaintiffs they claimed were facing imminent financial peril. The Court ultimately severed a group of 10 plaintiffs from the Armstrong Case, and a trial began on March 15, 2010. On April 1, 2010, the jury returned a verdict against us and one of our employees, and on April 2, 2010, the Court entered a judgment in the amount of $8,655,735, which included punitive damages. Subsequent to the trial, the presiding judge disqualified from the cases and the Oklahoma Supreme Court appointed a new judge to the cases. Following this appointment, the trial court granted our motions for change of venue and to stay all future trials of plaintiffs in the Armstrong Case and the Clardy Case pending the outcome of our appeal of the initial Armstrong Case verdict. The trial court took under advisement the sizes of groupings of plaintiffs in future trials in response to our motion to sever the plaintiffs' claims into individual cases. We appealed the initial Armstrong Case verdict to the Oklahoma Supreme Court based on numerous irregularities and rulings during the trial, and the Oklahoma Supreme Court reversed the verdict and remanded the case back to the trial court. The new trial in the Armstrong Case is scheduled for September 2013, though due to the current procedural posture of the case and outstanding pre-trial issues, a postponement of the trial date may occur. The new trial date has not been scheduled for the Clardy Case.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2013 to April 27, 2013	164,208		$24.30	—		28,000,134
April 28, 2013 to June 1, 2013	2,065,995		24.91	1,879,800		26,120,334
June 2, 2013 to June 29, 2013	2,175,734		25.33	2,099,332		24,021,002
Total	4,405,937	(2)	$25.09	3,979,132	(3)	24,021,002

(1)
On February 7, 2003, we announced our Board of Directors approved a program to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. The program has no fixed or scheduled termination date. On May 3, 2012, our Board of Directors approved an increase of 35 million shares authorized for repurchase under this program.

(2)
We purchased 426,805 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 385,935 shares purchased in open market transactions and 40,870 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
On and effective August 1, 2013, the board of directors of the Company amended and restated the Company's Bylaws (the “Bylaws” and, as amended and restated, the “Amended Bylaws”). The following is a brief summary of the material changes effected by adoption of the Amended Bylaws, which is qualified in its entirety by reference to the Amended Bylaws filed as Exhibit 3.2 hereto.
(1)    The Amended Bylaws added certain advance notice and other requirements for stockholders to propose director nominations or other business to be brought before an annual or special meeting of stockholders, which requirements include, among other things, the following:
(a)     stockholder proposals must be brought by stockholders who are stockholders of record as of the date of delivery of the required notice and as of the record date for determination of stockholders entitled to notice of and to vote at the applicable annual or special meeting;
(b)    a stockholder must give notice of any action to be brought before an annual meeting or any director nominee not less than 90 nor more than 120 days prior to the first anniversary of the preceding year's annual meeting;
(c)     in addition to the information specified in the prior version of the Company's Bylaws, a stockholder's advance notice with respect to any stockholder proposals or director nominations must set forth:
(i)     the class and number of all shares of stock of the Company owned beneficially or of record by the stockholder or any affiliates or associates of such stockholder;
(ii)     any material interest in such business of the stockholder and the beneficial owners, if any, on whose behalf the proposal is made;
(iii)     specified information relating to the interests of the stockholder and any identified beneficial owners and their affiliates and associates in derivatives, hedges and other economic and voting interests with respect to stock of the Company;
(iv)     a representation that the stockholder intends to appear in person or by proxy at the meeting to bring the proposed business or nomination before the meeting;
(v)     a representation whether the stockholder intends to deliver a proxy statement and/or form of proxy to stockholders or to solicit proxies or votes from stockholders in support of the proposal or nominees for election as directors; and
(vi)     any other information relating to the stockholder and any identified beneficial owners and their affiliates and associates that would be required to be disclosed in a proxy statement or other filings required to be made in connection with the solicitation of proxies by such person with respect to the proposed business or the election of directors, or that may otherwise be required, pursuant to proxy solicitation rules of the United States Securities and Exchange Commission (the “SEC”);
(d)     in addition to the information specified in the prior version of the Company's Bylaws, a stockholder's advance notice with respect to director nominations, must set forth the following information about each proposed nominee for election as a director:
(i)     the class and number of all shares of stock of the Company which are owned beneficially or of record by such person and by any affiliates or associates of such person;
(ii)     any other information relating to such person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to SEC rules and regulations; and
(e)    a proposed director nominee will be required to furnish to the Company a written questionnaire with respect to the background and qualifications of such nominee to be eligible for election.
(2)     The Amended Bylaws also provide that in the event of a contested election of directors, the directors receiving a plurality of the votes will be elected.
(3)     Other substantive changes included in the Amended Bylaws are the following: (i) special meetings of stockholders may only be called by the senior chairman of the board (if there is one), the chairman of the board, resolution adopted by a majority of the entire board, or the secretary upon request of a majority of stockholders, (ii) a director meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors if any action taken is approved by at least a majority of the required quorum for that meeting, and (iii) the age limitation for service by a director has been changed from 70 to 72.

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

3.2	Fifth Amended and Restated Bylaws of the Company

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 5, 2013	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: August 5, 2013	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer