Form 10-K
period 2013-09-28
TYSON FOODS INC
filed 2013-11-18
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	September 28, 2013

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

On March 30, 2013, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (Class A stock), and Class B Common Stock, $0.10 par value (Class B stock), held by non-affiliates of the registrant was $6,927,429,212 and $391,039, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
On October 26, 2013, there were 273,804,571 shares of Class A stock and 70,013,055 shares of Class B stock outstanding.
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held January 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Founded in 1935, Tyson Foods, Inc. and its subsidiaries (collectively, “Company,” “we,” “us” or “our”) are one of the world’s largest meat protein companies and the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. We produce, distribute and market chicken, beef, pork, prepared foods and related allied products. Our operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials, grain and feed ingredients; and operating efficiencies of our facilities.
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
FINANCIAL INFORMATION OF SEGMENTS
We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The contribution of each segment to net sales and operating income (loss), and the identifiable assets attributable to each segment, are set forth in Note 17: Segment Reporting of the Notes to Consolidated Financial Statements.
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

We have a 50/50 joint venture with Syntroleum Corporation, called Dynamic Fuels LLC (Dynamic Fuels), which produces renewable synthetic fuels. Construction of production facilities was completed in late fiscal 2010, and initial production began in October 2010. The plant was idled in October 2012 for scheduled maintenance and plant upgrades, which were completed in December 2012. Since then, the plant has remained idled. The results from Dynamic Fuels are included in Other.
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
We operate our own feed mills to produce scientifically-formulated feeds. In fiscal 2013, corn, soybean meal and other feed ingredients were major production costs, representing roughly 71% of our cost of growing a live chicken. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future. While we produce nearly all our inventory of breeder chickens and live broilers, we also purchase live, ice-packed or deboned chicken to meet production and sales requirements.
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
SEASONAL DEMAND
Demand for chicken and beef products generally increases during the spring and summer months and generally decreases during the winter months. Pork and prepared foods products generally experience increased demand during the winter months, primarily due to the holiday season, while demand generally decreases during the spring and summer months.
CUSTOMERS
Wal-Mart Stores, Inc. accounted for 13.0% of our fiscal 2013 consolidated sales. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2013 consolidated sales.

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
INTERNATIONAL
We sold products to approximately 130 countries in fiscal 2013. Major sales markets include Brazil, Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea, Taiwan, and Vietnam.
We have the following international operations:

•	Tyson de Mexico, a Mexican subsidiary, is a vertically-integrated poultry production company;

•
Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, China, the Dominican Republic, India, Japan, the Netherlands, Peru, the Philippines, Russia, Spain, Sri Lanka, Thailand, Turkey, the United Kingdom and Venezuela;

•	Tyson do Brazil, a Brazilian subsidiary, is a vertically-integrated poultry production operation;

•	Tyson Rizhao, located in Rizhao, China, is a vertically-integrated poultry production operation;

•	Tyson Dalong, a joint venture in China in which we have a majority interest, is a chicken further processing facility;

•	Tyson Nantong, located in Nantong, China, is a vertically-integrated poultry production operation; and

•	Godrej Tyson Foods, a joint venture in India in which we have a majority interest, is a poultry processing business.
Our Tyson Rizhao and Tyson Nantong subsidiaries are currently in start-up phase. We continue to evaluate growth opportunities in foreign countries. Additional information regarding export sales, long-lived assets located in foreign countries and income (loss) from foreign operations is set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17: Segment Reporting and Note 9: Income Taxes.
RESEARCH AND DEVELOPMENT
We conduct continuous research and development activities to improve product development, to automate manual processes in our processing plants and growout operations, and to improve chicken breeding stock. Our Discovery Center includes 19 research kitchens and a USDA-inspected pilot plant. The Discovery Center enables us to bring new market-leading retail and foodservice products to the customer quickly and efficiently. Research and development costs totaled $50 million, $43 million, and $42 million in fiscal 2013, 2012 and 2011, respectively.
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
EMPLOYEES AND LABOR RELATIONS
As of September 28, 2013, we employed approximately 115,000 employees. Approximately 99,000 employees were employed in the United States and 16,000 employees were in foreign countries, primarily China, Mexico and Brazil. Approximately 30,000 employees in the United States were subject to collective bargaining agreements with various labor unions, with approximately 27% of those employees included under agreements expiring in fiscal 2014. The remaining agreements expire over the next several years. Approximately 8,000 employees in foreign countries were subject to collective bargaining agreements. We believe our overall relations with our workforce are good.
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
We have the ability to produce and ship fresh, frozen and refrigerated products worldwide. Domestically, our distribution system extends to a broad network of food distributors and is supported by our owned or leased cold storage warehouses, public cold storage facilities and our transportation system. Our distribution centers accumulate fresh and frozen products so we can fill and consolidate partial-truckload orders into full truckloads, thereby decreasing shipping costs while increasing customer service. In addition, we provide our customers a wide selection of products that do not require large volume orders. Our distribution system enables us to supply large or small quantities of products to meet customer requirements anywhere in the continental United States. Internationally, we utilize both rail and truck refrigerated transportation to domestic ports, where consolidations take place to transport to foreign destinations.
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
AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEBSITE
We maintain an internet website for investors at http://ir.tyson.com. On this website, we make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, XBRL (eXtensible Business Reporting Language)reports, and all amendments to any of those reports, as soon as reasonably practicable after we electronically file such reports with, or furnish to, the Securities and Exchange Commission. Also available on the website for investors are the Corporate Governance Principles, Audit Committee charter, Compensation and Leadership Development Committee charter, Governance and Nominating Committee charter, Strategy and Acquisitions Committee charter, Code of Conduct and Whistleblower Policy. Our corporate governance documents are available in print, free of charge to any shareholder who requests them.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2014, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Our results of operations and financial condition are dependent upon the cost and supply of raw materials such as feed grains, live cattle, live swine, energy and ingredients, as well as the selling prices for our products, many of which are determined by constantly changing market forces of supply and demand over which we have limited or no control. Corn, soybean meal and other feed ingredients are major production costs for vertically-integrated poultry processors such as us, representing roughly 71% of our cost of growing a live chicken in fiscal 2013. As a result, fluctuations in prices for these feed ingredients, which include competing demand for corn and soybean meal for use in the manufacture of renewable energy, can adversely affect our earnings. Production of feed ingredients is affected by, among other things, weather patterns throughout the world, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments.
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
In fiscal 2013, we sold products to approximately 130 countries. Major sales markets include Brazil, Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea, Taiwan, and Vietnam. Our sales to customers in foreign countries for fiscal 2013 totaled $5.7 billion, of which $4.2 billion related to export sales from the United States. In addition, we had approximately $485 million of long-lived assets located in foreign countries, primarily Brazil, China, Mexico and India, at the end of fiscal 2013.
As a result, we are subject to various risks and uncertainties relating to international sales and operations, including:

•
imposition of tariffs, quotas, trade barriers and other trade protection measures imposed by foreign countries regarding the importation of poultry, beef, pork and prepared foods products, in addition to import or export licensing requirements imposed by various foreign countries;

•	closing of borders by foreign countries to the import of poultry, beef and pork products due to animal disease or other perceived health or safety issues;

•
impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies, particularly the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Indian rupee and the Mexican peso;

•	political and economic conditions;

•
difficulties and costs to comply with, and enforcement of remedies under, a wide variety of complex domestic and international laws, treaties and regulations, including, without limitation, the United States Foreign Corrupt Practices Act and economic and trade sanctions enforced by the United States Department of the Treasury’s Office of Foreign Assets Control;

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
We have approximately 115,000 employees, approximately 38,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees and the labor unions. If we fail to maintain good relations with our employees or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
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
Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make estimates and assumptions about sales, operating margins, growth rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated principally using an income approach based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Under the income approach, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the goodwill valuations. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which could be substantial. As of September 28, 2013, we had $1.9 billion of goodwill, which represented approximately 16% of total assets.
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

Disruptions in global credit and other financial markets and deterioration of economic conditions could, among other things:

•	make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt in the future;

•
cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any amendment of, or waivers under, our credit agreement to the extent we may seek them in the future;

•	impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers;

•	negatively impact global demand for protein products, which could result in a reduction of sales, operating income and cash flows;

•	decrease the value of our investments in equity and debt securities, including our marketable debt securities, company-owned life insurance and pension and other postretirement plan assets;

•	negatively impact our commodity purchasing activities if we are required to record losses related to derivative financial instruments; or

•	impair the financial viability of our insurers.
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
Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Wal-Mart Stores, Inc., which accounted for 13.0% of our sales in fiscal 2013. Many of our agreements with our customers are short-term, primarily due to the nature of our products, industry practice and the fluctuation in demand and price for our products.
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
As of September 28, 2013, Tyson Limited Partnership (the TLP) owns 99.981% of the outstanding shares of the Company's Class B Common Stock, $0.10 par value (Class B stock) and the TLP and members of the Tyson family own, in the aggregate, 2.09% of the outstanding shares of the Company's Class A Common Stock, $0.10 par value (Class A stock), giving them, collectively, control of approximately 72.46% of the total voting power of the Company's outstanding voting stock. At this time, the TLP does not have a managing general partner, as such, the management rights of the managing general partner may be exercised by a majority of the percentage interests of the general partners. As of September 28, 2013, Mr. John Tyson, Chairman of the Board of Directors, has 33.33% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, has 11.115% general partner percentage interests (the remaining general partnership interests are held by the Tyson Partnership Interest Trust (44.44%) and Harry C. Erwin, III (11.115%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the TLP's significant ownership of our outstanding voting stock, we are eligible for “controlled company” exemptions from certain corporate governance requirements of the New York Stock Exchange.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
We have production and distribution operations in the following states: Alabama, Arkansas, California, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Mississippi, Missouri, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. We also have sales offices throughout the United States. Additionally, we, either directly or through our subsidiaries, have sales offices, facilities or participate in joint venture operations in Argentina, Brazil, China, the Dominican Republic, Hong Kong, India, Ireland, Japan, Mexico, the Netherlands, Peru, the Philippines, Russia, South Korea, Spain, Sri Lanka, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom and Venezuela.

	Number of Facilities
	Owned	Leased	Total
Chicken Segment:
Processing plants	55	2	57
Rendering plants	15	—	15
Blending mills	2	—	2
Feed mills	38	2	40
Broiler hatcheries	62	7	69
Breeder houses	499	751	1,250
Broiler farm houses	411	1,062	1,473
Pet treats plant	1	—	1
Beef Segment Production Facilities	13	—	13
Pork Segment Production Facilities	9	—	9
Prepared Foods Segment Processing Plants	22	3	25
Distribution Centers	10	9	19
Cold Storage Facilities	60	11	71
		Capacity(1) per week at September 28, 2013	Fiscal 2013 Average Capacity Utilization
Chicken Processing Plants		47 million head	87%
Beef Production Facilities		173,000 head	78%
Pork Production Facilities		444,000 head	88%
Prepared Foods Processing Plants		49 million pounds	83%

(1)	Capacity based on a five day week for Chicken and Prepared Foods, while Beef and Pork are based on a six day week.

Chicken: Chicken processing plants include various phases of slaughtering, dressing, cutting, packaging, deboning and further-processing. We also have 15 animal nutrition operations, which are part of the Chicken rendering plants, and one pet treats plant. The blending mills, feed mills and broiler hatcheries have sufficient capacity to meet the needs of the chicken growout operations.
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
Our Dynamic Fuels joint venture produces renewable synthetic fuels. Construction of production facilities was completed in late fiscal 2010, and initial production began in October 2010. Dynamic Fuels operates one plant with designed annual capacity of 75 million gallons. The plant was idled in October 2012 for scheduled maintenance and plant upgrades, which were completed in December 2012. Since then, the plant has remained idled.
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
On May 8, 2008, a lawsuit was filed against the Company and two of our employees in the District Court of McCurtain County, Oklahoma styled Armstrong, et al. v. Tyson Foods, Inc., et al. (the Armstrong Case). The lawsuit was brought by a group of 52 poultry growers who allege that certain of our live production practices in Oklahoma constitute fraudulent inducement, fraud, unjust enrichment, negligence, gross negligence, unconscionability, violations of the Oklahoma Business Sales Act, Deceptive Trade Practice violations, violations of the Consumer Protection Act, and conversion, as well as other theories of recovery. The plaintiffs sought damages in an unspecified amount. On October 30, 2009, 20 additional growers represented by the same attorney filed a lawsuit against us in the same court asserting the same or similar claims, which is styled Clardy, et al. v. Tyson Foods, Inc., et al. (the Clardy Case). In both of these cases we have denied all allegations of wrongdoing. In June 2009, the plaintiffs in the Armstrong case requested an expedited trial date for a smaller group of plaintiffs they claimed were facing imminent financial peril. The Court ultimately severed a group of 10 plaintiffs from the Armstrong Case, and a trial began on March 15, 2010. On April 1, 2010, the jury returned a verdict against us and one of our employees, and on April 2, 2010, the Court entered a judgment in the amount of $8,655,735, which included punitive damages. Subsequent to the trial, the presiding judge disqualified from the cases and the Oklahoma Supreme Court appointed a new judge to the cases. Following this appointment, the trial court granted our motions for change of venue and to stay all future trials of plaintiffs in the Armstrong Case and the Clardy Case pending the outcome of our appeal of the initial Armstrong Case verdict. The trial court took under advisement the sizes of groupings of plaintiffs in future trials in response to our motion to sever the plaintiffs' claims into individual cases. We appealed the initial Armstrong Case verdict to the Oklahoma Supreme Court based on numerous irregularities and rulings during the trial, and the Oklahoma Supreme Court reversed the verdict and remanded the case back to the trial court. At this time, the district court has not set trial dates for the Armstrong Case or the Clardy Case.
In September 2013, the United States Department of Justice (DOJ) alleged that one of our subsidiaries did not comply with the Clean Water Act with respect to a spill that occurred in North Carolina in January 2010. The DOJ is seeking civil penalties, and we are currently engaged in settlement discussions.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Our executive officers serve one-year terms from the date of their election, or until their successors are appointed and qualified. No family relationships exist among these officers. The name, title, age and calendar year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
Curt T. Calaway	Senior Vice President, Controller and Chief Accounting Officer	40	2012
Howell P. Carper	Executive Vice President of Strategy and New Ventures	60	2013
Kenneth J. Kimbro	Executive Vice President and Chief Human Resources Officer	60	2009
Donnie King	President of Prepared Foods, Customer and Consumer Solutions	51	2009
Dennis Leatherby	Executive Vice President and Chief Financial Officer	53	1994
James V. Lochner	Chief Operating Officer	61	2005
Donnie Smith	President and Chief Executive Officer	54	2008
Stephen Stouffer	President of Fresh Meats	53	2013
John Tyson	Chairman of the Board of Directors	60	2011
David L. Van Bebber	Executive Vice President and General Counsel	57	2008
Noel White	President of Poultry	55	2009
Curt T. Calaway was appointed Senior Vice President, Controller and Chief Accounting Officer in 2012, after serving as Vice President, Audit and Compliance since 2008, prior to which he served as the Company's Senior Director of Financial Reporting. Mr. Calaway was initially employed by the Company in 2006.
Howell P. (“Hal”) Carper was appointed Executive Vice President Strategy and New Ventures in 2013, after serving as Group Vice President, Research and Development, Logistics, and Technical Services since 2008, prior to which he served as Senior Vice President, Corporate Research and Development since 2003, and Senior Vice President and General Manager, Foodbrands Foodservice since 2001. Mr. Carper was appointed by IBP, inc. as Senior Vice President, Sales and Marketing in 1999. IBP, inc. was acquired by the Company in 2001. Prior to employment with IBP, inc., he served as Senior Vice President, Sales and Marketing with Foodbrands, Inc., which was acquired by IBP, inc. in 1997.
Kenneth J. Kimbro was appointed Executive Vice President and Chief Human Resources Officer in 2012, after serving as Senior Vice President, Chief Human Resources Officer since 2007, prior to which he served as Senior Vice President, Human Resources. Mr. Kimbro was initially employed by IBP, inc. in 1995.
Donnie King was appointed President of Prepared Foods, Customer and Consumer Solutions in 2013, after serving as Senior Group Vice President, Poultry and Prepared Foods since 2009, after serving as Group Vice President, Refrigerated and Deli since 2008, Group Vice President, Operations since 2007, Senior Vice President, Consumer Products Operations since 2006 and Senior Vice President, Poultry Operations since 2003. Mr. King was initially employed by Valmac Industries, Inc. in 1982. Valmac Industries, Inc. was acquired by the Company in 1984.
Dennis Leatherby was appointed Executive Vice President and Chief Financial Officer in 2008 after serving as Senior Vice President, Finance and Treasurer since 1998. He also served as Interim Chief Financial Officer from 2004 to 2006. Mr. Leatherby was initially employed by the Company in 1990.
James V. Lochner was appointed Chief Operating Officer in 2009, after serving as Senior Group Vice President, Fresh Meats since 2007, prior to which he served as Senior Group Vice President, Fresh Meats and Margin Optimization since 2006 and Senior Group Vice President, Margin Optimization, Purchasing and Logistics since 2005. Mr. Lochner was initially employed by IBP, inc. in 1983.
Donnie Smith was appointed President and Chief Executive Officer in November 2009, after serving as Senior Group Vice President, Poultry and Prepared Foods since January 2009, prior to which he served as Group Vice President of Consumer Products since 2008, Group Vice President of Logistics and Operations Services since 2007, Group Vice President Information Systems, Purchasing and Distribution since 2006 and Senior Vice President and Chief Information Officer since 2005. Mr. Smith was initially employed by the Company in 1980.

Stephen R. Stouffer was appointed President of Fresh Meats in 2013, after serving as Senior Vice President, Beef Margin Management since 2012, prior to which he served as Vice President, Ground Beef, Trim and Variety Meats Sales since 2009, and Director, Ground Beef, Trim and Carcass Sales since 2006. Mr. Stouffer was initially employed by IBP, inc. in 1982.
John Tyson has served as Chairman of the Board of Directors since 1998 and was previously Chief Executive Officer of the Company from 2001 until 2006. Mr. Tyson was initially employed by the Company in 1973.
David L. Van Bebber was appointed Executive Vice President and General Counsel in 2008, after serving as Senior Vice President and Deputy General Counsel since 2004. Mr. Van Bebber was initially employed by Lane Processing in 1982. Lane Processing was acquired by the Company in 1986.
Noel White was appointed President of Poultry in 2013, after serving as Senior Group Vice President, Fresh Meats since 2009, after serving as Senior Vice President, Pork Margin Management since 2007 and Group Vice President, Fresh Meats Operations/Commodity Sales since 2005. Mr. White was initially employed by IBP, inc. in 1983.
Carper, King, Stouffer and White were appointed to their new positions on November 14, 2013, and it is expected that these officers will fully transition to their respective positions by the end of the second quarter of fiscal 2014. On November 18, 2013, Mr. Lochner announced his decision to retire in September 2014.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share and holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 26, 2013, there were approximately 24,000 holders of record of our Class A stock and eight holders of record of our Class B stock, excluding holders in the security position listings held by nominees.
DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We have paid uninterrupted quarterly dividends on common stock each year since 1977. In fiscal 2013, the annual dividend rate for Class A stock was $0.20 per share and the annual dividend rate for Class B stock was $0.18 per share. In fiscal 2012, the annual dividend rate for Class A stock was $0.16 per share and the annual dividend rate for Class B stock was $0.144 per share. On November 15, 2012, the Board of Directors declared a special dividend of $0.10 per share for Class A stock and $0.09 per share for Class B stock, which was payable on December 14, 2012, to shareholders of record on November 30, 2012. Additionally, on November 14, 2013, the Board of Directors increased the quarterly dividend previously declared on August 1, 2013, to $0.075 per share on our Class A common stock and $0.0675 per share on our Class B common stock. The increased quarterly dividend is payable on December 13, 2013, to shareholders of record at the close of business on November 29, 2013.
MARKET INFORMATION
Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock. The high and low closing sales prices of our Class A stock for each quarter of fiscal 2013 and 2012 are represented in the table below.

	2013		2012
	High	Low	High	Low
First Quarter	$19.79	$16.02	$20.91	$16.68
Second Quarter	24.82	19.40	20.37	18.52
Third Quarter	25.88	23.26	19.58	17.66
Fourth Quarter	31.83	26.03	18.56	14.17

ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jun. 30, 2013 to Jul. 27, 2013	148,092		$26.48	—		24,021,002
Jul. 28, 2013 to Aug. 31, 2013	5,359,099		31.13	5,074,839		18,946,163
Sept. 1, 2013 to Sept. 28, 2013	4,887,545		29.68	4,773,867		14,172,296
Total	10,394,736	(2)	$30.38	9,848,706	(3)	14,172,296

(1)
On February 7, 2003, we announced our Board of Directors approved a program to repurchase up to 25 million shares of Class A stock from time to time in open market or privately negotiated transactions. The program has no fixed or scheduled termination date. On May 3, 2012, our Board of Directors approved an increase of 35 million shares authorized for repurchase under this program.

(2)
We purchased 546,030 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 451,243 shares purchased in open market transactions and 94,787 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s (S&P) 500 Index and a group of peer companies described below.

Comparison of 5 Year Cumulative Total Returns
Among Tyson Foods, Inc., the S&P 500 Index, the Previous
Peer Group and Current Peer Group
$300
$250
$200
$150
$100
$50
$0
9/27/2008
10/3/09
10/2/10
10/1/11
9/29/12
9/28/13
Fiscal Year End
Tyson Foods, Inc.
S&P 500 Index
Previous Peer Group
Current Peer Group

	Fiscal Years Ending
	Base Period 9/27/08	10/3/09	10/2/10	10/1/11	9/29/12	9/28/13
Tyson Foods, Inc.	$100.00	$98.76	$131.69	$141.88	$132.08	$249.51
S&P 500 Index	100.00	93.09	102.55	103.72	135.05	161.17
Previous Peer Group	100.00	90.91	107.82	119.21	133.98	147.62
Current Peer Group	100.00	94.35	107.96	113.44	128.37	146.05
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2008, is presented for each of the periods for the Company, the S&P 500 Index, the previous peer group and the current peer group. Beginning in fiscal 2013, the Company’s Compensation and Leadership Development Committee selected a new peer group to more accurately reflect the Company’s peers in terms of industry standing and compensation benchmarking. The previous peer group includes: Campbell Soup Company, ConAgra Foods, Inc., General Mills, Inc., H.J. Heinz Co. (up to June 7, 2013), Hershey Foods Corp., Hormel Foods Corp., Kellogg Co., McCormick & Co., Pilgrim’s Pride Corporation, Sara Lee Corp. (up to June 28, 2012), Hillshire Brands Co. (beginning on June 28, 2012) and Smithfield Foods, Inc. (up to September 26, 2013). The current peer group includes: Archer-Daniels-Midland Company, Bunge Limited, Campbell Soup Company, ConAgra Foods, Inc., Dean Foods Company, General Mills, Inc., H.J. Heinz Co. (up to June 7, 2013), Hillshire Brands Co. (beginning on June 28, 2012), Hormel Foods Corp., Kellog Co., Kraft Foods Group Inc., McCormick & Co., Pilgrim's Pride Corporation, Sanderson Farms, Inc., Smithfield Foods, Inc. (up to September 26, 2013) and The J.M. Smucker Company. H.J. Heinz Co. and Smithfield Foods, Inc. were removed at the time their shares ceased public trading. Sara Lee Corp. changed its name to Hillshire Brands Co. following a spin-off of certain of its international businesses. The graph compares the performance of the Company with that of the S&P 500 Index and both peer groups, with the investment weighted on market capitalization.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	2013	2012	2011	2010	2009
Summary of Operations
Sales	$34,374	$33,055	$32,032	$28,212	$26,704
Goodwill impairment	—	—	—	29	560
Operating income (loss)	1,375	1,286	1,289	1,574	(215)
Net interest expense	138	344	231	333	310
Income (loss) from continuing operations	848	614	738	783	(550)
Loss from discontinued operation, net of tax	(70)	(38)	(5)	(18)	(1)
Net income (loss)	778	576	733	765	(551)
Net income (loss) attributable to Tyson	778	583	750	780	(547)
Diluted net income (loss) per share attributable to Tyson:
Income (loss) from continuing operations	2.31	1.68	1.98	2.09	(1.47)
Loss from discontinued operation	(0.19)	(0.10)	(0.01)	(0.03)	—
Net income (loss)	2.12	1.58	1.97	2.06	(1.47)
Dividends declared per share:
Class A	0.310	0.160	0.160	0.160	0.160
Class B	0.279	0.144	0.144	0.144	0.144
Balance Sheet Data
Cash and cash equivalents	$1,145	$1,071	$716	$978	$1,004
Total assets	12,177	11,896	11,071	10,752	10,595
Total debt	2,408	2,432	2,182	2,536	3,477
Shareholders’ equity	6,233	6,042	5,685	5,201	4,431
Other Key Financial Measures
Depreciation and amortization	$519	$499	$506	$497	$513
Capital expenditures	558	690	643	550	368
Return on invested capital	18.5%	17.7%	18.5%	23.0%	(3.0)%
Effective tax rate for continuing operations	32.6%	36.4%	31.6%	35.9%	(1.5)%
Total debt to capitalization	27.9%	28.7%	27.7%	32.8%	44.0%
Book value per share	$18.13	$16.84	$15.38	$13.78	$11.77
Closing stock price high	31.83	20.91	19.92	20.40	13.88
Closing stock price low	16.02	14.17	14.84	12.02	4.40
Notes to Five-Year Financial Summary

a.	Fiscal 2013 included a $19 million currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada.

b.	Fiscal 2012 included a pretax charge of $167 million related to the early extinguishment of debt.

c.
Fiscal 2011 included an $11 million non-operating gain related to the sale of interest in an equity method investment and a $21 million reduction to income tax expense related to a reversal of reserves for foreign uncertain tax positions.

d.
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

e.	Fiscal 2009 was a 53-week year, while the other years presented were 52-week years.

f.	Fiscal 2009 included a $560 million non-tax deductible charge related to Beef segment goodwill impairment and a $15 million pretax charge related to closing a prepared foods plant.

g.	Return on invested capital is calculated by dividing operating income (loss) by the sum of the average of beginning and ending total debt and shareholders’ equity less cash and cash equivalents.

h.	For the total debt to capitalization calculation, capitalization is defined as total debt plus total shareholders’ equity.

i.
During fiscal 2013 we determined our Weifang operation (Weifang) was no longer core to the execution of our strategy in China. In July 2013, we completed the sale of Weifang. Non-cash charges related to the impairment of assets in Weifang amounted to $56 million and $15 million in the third quarter of fiscal 2013 and the fourth quarter of fiscal 2012, respectively. Weifang's results are reflected as a discontinued operation for all periods presented.

j.
Fiscal 2009 included the sale of the beef processing, cattle feed yard and fertilizer assets of three of our Alberta, Canada subsidiaries (collectively, Lakeside). Lakeside was reported as a discontinued operation for all periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DESCRIPTION OF THE COMPANY
We are one of the world’s largest meat protein companies and the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. We produce, distribute and market chicken, beef, pork, prepared foods and related allied products. Our operations are conducted in four segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials, feed ingredients; and operating efficiencies of our facilities.
OVERVIEW

•
General – Operating income grew 7% in fiscal 2013 over fiscal 2012, which was led by record earnings in our Chicken segment and improved performance in our Beef segment. Revenues increased 4% to a record $34.4 billion, driven by price and mix improvements. We were able to overcome a $1.2 billion increase in input costs through strong operational execution and margin management. The following are a few of the key drivers:

•
We continued to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales and international chicken production, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth for the future.

•
Market environment – Our Chicken segment delivered record results in fiscal 2013 driven by strong demand and favorable domestic market conditions. The Chicken segment experienced increased feed costs but was able to offset the impact with operational, mix and price improvements. Our Beef segment’s operating performance improved, despite lower domestic availability of fed cattle supplies, due to better operational execution, less volatile live cattle markets, and stronger export markets. Our Pork segment results remained within its normalized operating margin range, but were down slightly from last year due to periods of increased domestic availability of pork products. Our Prepared Foods segment was challenged by product mix and rapidly increasing raw material prices.

•
Discontinued Operation – After conducting an assessment during fiscal 2013 of our long-term business strategy in China, we determined our Weifang operation (Weifang), which was part of our Chicken segment, was no longer core to the execution of our strategy given the capital investment it required to execute our future business plan. We completed the sale of Weifang in July 2013. Weifang's results are reported as a discontinued operation for all periods presented.

•	Margins – Our total operating margin was 4.0% in fiscal 2013. Operating margins by segment were as follows:

•	Chicken – 5.3% Beef – 2.1% Pork – 6.1% Prepared Foods – 3.0%

•
Debt and Liquidity – During fiscal 2013, we generated $1.3 billion of operating cash flows. We repurchased 21.1 million shares of our stock for $550 million under our share repurchase program in fiscal 2013. At September 28, 2013, we had $2.1 billion of liquidity, which includes the availability under our credit facility and $1.1 billion of cash and cash equivalents.

•	Our accounting cycle resulted in a 52-week year for fiscal 2013, 2012 and 2011.

	in millions, except per share data
	2013	2012	2011
Net income from continuing operations attributable to Tyson	$848	$621	$752
Net income from continuing operations attributable to Tyson – per diluted share	2.31	1.68	1.98

Net loss from discontinued operation attributable to Tyson	(70)	(38)	(2)
Net loss from discontinued operation attributable to Tyson – per diluted share	(0.19)	(0.10)	(0.01)

Net income attributable to Tyson	778	583	750
Net income attributable to Tyson - per diluted share	2.12	1.58	1.97
2013 – Net income included the following item:

•	$19 million, or $0.05 per diluted share, related to recognized currency translation adjustment gain.
2012 – Net income included the following item:

•	$167 million pretax charge, or $0.29 per diluted share, related to the early extinguishment of debt.
2011 – Net income included the following items:

•	$11 million gain, or $0.03 per diluted share, related to a sale of interests in an equity method investment; and

•	$21 million reduction to income tax expense, or $0.05 per diluted share, related to a reversal of reserves for foreign uncertain tax positions.

SUMMARY OF RESULTS

Sales	in millions
	2013	2012	2011
Sales	$34,374	$33,055	$32,032
Change in sales volume	(0.2)%	(4.3)%
Change in average sales price	4.6%	7.8%
Sales growth	4.0%	3.2%
2013 vs. 2012 –

•
Sales Volume – Sales were negatively impacted by a slight decrease in sales volume, which accounted for a decrease of $255 million. This was primarily due to decreases in the Beef and Pork segments, partially offset by increases in the Chicken and Prepared Foods segments.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of approximately $1.6 billion. All segments experienced increased average sales prices, largely due to continued tight domestic availability of protein, increased pricing associated with rising live and raw material costs, and improved mix. The majority of the increase was driven by the Chicken and Beef segments.

2012 vs. 2011 –

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

Cost of Sales	in millions
	2013	2012	2011
Cost of sales	$32,016	$30,865	$29,837
Gross profit	2,358	2,190	2,195
Cost of sales as a percentage of sales	93.1%	93.4%	93.1%
2013 vs. 2012 –

•	Cost of sales increased by approximately $1.2 billion due to higher input cost per pound.

•	The $1.2 billion impact of higher input costs was primarily driven by:

•	Increase in feed costs of $470 million in our Chicken segment.

•	Increase in live cattle and hog costs of approximately $395 million.

•	Increase in raw material and other input costs in our Prepared Foods segment of approximately $110 million.

•
Increase due to net losses of $15 million in fiscal 2013, compared to net gains of approximately $66 million in fiscal 2012, from our Pork segment commodity risk management activities. These amounts exclude the impact from related physical purchase transactions, which impact future period operating results.

2012 vs. 2011 –

•	Cost of sales increased by approximately $1.0 billion. Higher input cost per pound increased cost of sales by approximately $2.2 billion, while lower sales volume decreased cost of sales $1.2 billion.

•	The $2.2 billion impact of higher input costs per pound was primarily driven by:

•	Increase in live cattle and hog costs of approximately $1.5 billion.

•	Increase in feed costs of $320 million and increase in other growout operating costs of $50 million in our Chicken segment.

•	The $1.2 billion impact of lower sales volumes was driven by decreases in our Chicken, Beef and Prepared Foods segments, partially offset by an increase in sales volume in our Pork segment.

Selling, General and Administrative	in millions
	2013	2012	2011
Selling, general and administrative	$983	$904	$906
As a percentage of sales	2.9%	2.7%	2.8%

2013 vs. 2012 –

•	Increase of $79 million in selling, general and administrative is primarily driven by:

•	Increase of $44 million related to employee costs including payroll and stock-based and incentive-based compensation.

•	Increase of $32 million related to advertising and sales promotions.

Interest Income	in millions
	2013	2012	2011
	$(7)	$(12)	$(11)
2013/2012/2011 – Interest income remained relatively flat due to continued low interest rates.

Interest Expense	in millions
	2013	2012	2011
Cash interest expense	$117	$151	$195
Loss on early extinguishment of debt	—	167	—
Losses on notes repurchased	—	—	7
Non-cash interest expense	28	38	40
Total Interest Expense	$145	$356	$242
2013/2012/2011 –

•
Cash interest expense included interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease in cash interest expense in fiscal 2013 is due to lower average coupon rates compared to fiscal 2012 and 2011. This decrease is driven by the full extinguishment of the 10.50% Senior Notes due 2014 (2014 Notes) in fiscal 2012, partially offset with the 4.5% Senior Notes due 2022 (2022 Notes) issued in fiscal 2012.

•
Loss on early extinguishment of debt included the amount paid exceeding the par value of debt, unamortized discount and unamortized debt issuance costs related to the full extinguishment of the 2014 Notes.

•
Losses on notes repurchased during fiscal 2011 included the amount paid exceeding the carrying value of the notes repurchased, which primarily included the repurchases of the 8.25% Notes due October 2011 (2011 Notes) and the 6.60% Senior Notes due April 2016 (2016 Notes).

•
Non-cash interest expense primarily included interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on our revolving credit facility, the 2014 Notes and the accretion of the debt discount on the 3.25% Convertible Senior Notes due 2013 (2013 Notes).

Other (Income) Expense, net	in millions
	2013	2012	2011
	$(20)	$(23)	$(20)
2013 – Included $19 million related to recognized currency translation adjustment gain.
2012 – Included $16 million of equity earnings in joint ventures and $4 million in net foreign currency exchange gains.
2011 – Included $11 million gain related to a sale of interests in an equity method investment.

Effective Tax Rate
	2013	2012	2011
	32.6%	36.4%	31.6%
The effective tax rate on continuing operations was impacted by a number of items which result in a difference between our effective tax rate and the U.S. statutory rate of 35%. The table below reflects significant items impacting the rate as indicated.
2013 –

•	Domestic production activity deduction reduced the rate 3.2%.

•	General business credits reduced the rate 1.3%.

•	State income taxes increased the rate 2.4%.
2012 –

•	Domestic production activity deduction reduced the rate 1.8%.

•	General business credits reduced the rate 0.7%.

•	State income taxes increased the rate 1.5%.

•	Foreign rate differences and valuation allowances increased the rate 1.8%.
2011 –

•	Domestic production activity deduction reduced the rate 2.3%.

•	General business credits reduced the rate 0.9%.

•	State income taxes increased the rate 1.6%.

SEGMENT RESULTS
We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment income (loss).

						in millions
	Sales			Operating Income (Loss)
	2013	2012	2011	2013	2012	2011
Chicken	$12,296	$11,368	$10,783	$646	$484	$168
Beef	14,400	13,755	13,549	296	218	468
Pork	5,408	5,510	5,460	332	417	560
Prepared Foods	3,322	3,237	3,215	101	181	117
Other	46	167	127	—	(14)	(24)
Intersegment Sales	(1,098)	(982)	(1,102)	—	—	—
Total	$34,374	$33,055	$32,032	$1,375	$1,286	$1,289

Chicken Segment Results					in millions
	2013	2012	Change 2013 vs. 2012	2011	Change 2012 vs. 2011
Sales	$12,296	$11,368	$928	$10,783	$585
Sales Volume Change			1.9%		(3.5)%
Average Sales Price Change			6.1%		9.3%
Operating Income	$646	$484	$162	$168	$316
Operating Margin	5.3%	4.3%		1.6%
2013 vs. 2012 –

•	Sales Volume – Sales volumes grew due to increased domestic and international production driven by stronger demand for our chicken products.

•
Average Sales Price – The increase in average sales price was primarily due to mix changes and price increases associated with higher input costs. Since many of our sales contracts are formula based or shorter-term in nature, we were able to offset rising input costs through improved pricing and mix.

•
Operating Income – Operating income was positively impacted by increased average sales price, improved live performance and operational execution, as well as improved performance in our foreign-produced operations. These increases were partially offset by increased feed costs of $470 million.

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

•	Feed Costs – Operating results were negatively impacted in fiscal 2012 by an increase in feed costs of $320 million and an increase in other growout operating costs of $50 million.

•
Operational Improvements – Operating results were positively impacted by approximately $115 million of operational improvements, primarily attributed to improvements in yield, mix and processing optimization.

•	Start-up Businesses – Our foreign start-up businesses in Brazil and China incurred operating losses of approximately $70 million in fiscal 2012.

Beef Segment Results					in millions
	2013	2012	Change 2013 vs. 2012	2011	Change 2012 vs. 2011
Sales	$14,400	$13,755	$645	$13,549	$206
Sales Volume Change			(1.8)%		(11.3)%
Average Sales Price Change			6.6%		14.4%
Operating Income	$296	$218	$78	$468	$(250)
Operating Margin	2.1%	1.6%		3.5%
2013 vs. 2012 –

•	Sales Volume – Sales volume decreased due to less outside trim and tallow purchases, partially offset by increased production volumes.

•	Average Sales Price – Average sales price increased due to lower domestic availability of fed cattle supplies, which drove up livestock costs.

•	Operating Income – Operating income increased due to improved operational execution, less volatile live cattle markets and improved export markets, partially offset by increased operating costs.
2012 vs. 2011 –

•	Sales and Operating Income –

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

Pork Segment Results					in millions
	2013	2012	Change 2013 vs. 2012	2011	Change 2012 vs. 2011
Sales	$5,408	$5,510	$(102)	$5,460	$50
Sales Volume Change			(3.6)%		2.4%
Average Sales Price Change			1.9%		(1.5)%
Operating Income	$332	$417	$(85)	$560	$(143)
Operating Margin	6.1%	7.6%		10.3%
2013 vs. 2012 –

•	Sales Volume – Sales volume decreased as a result of balancing our supply with customer demand and reduced exports.

•	Average Sales Price – Demand for pork products improved, which drove up average sales price and livestock cost despite a slight increase in live hog supplies.

•
Operating Income – While reduced compared to prior year, operating income remained strong in fiscal 2013 despite brief periods of imbalance in industry supply and customer demand. We were able to maintain strong operating margins by maximizing our revenues relative to the live hog markets, partially due to operational and mix performance.

•
Derivative Activities – Operating results included net losses of $15 million in fiscal 2013, compared to net gains of $66 million in fiscal 2012 for commodity risk management activities related to futures contracts. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

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

•
Derivative Activities – Operating results included net gains of $66 million in fiscal 2012, compared to net losses of $32 million in fiscal 2011 from commodity risk management activities related to futures contracts. These amounts exclude the impact from related physical sale and purchase transactions, which impact current and future period operating results.

Prepared Foods Segment Results				in millions
	2013	2012	Change 2013 vs. 2012	2011	Change 2012 vs. 2011
Sales	$3,322	$3,237	$85	$3,215	$22
Sales Volume Change			1.9%		(0.9)%
Average Sales Price Change			0.7%		1.6%
Operating Income	$101	$181	$(80)	$117	$64
Operating Margin	3.0%	5.6%		3.6%
2013 vs. 2012 –

•	Sales Volume – Sales volume increased as a result of improved demand for our prepared products and incremental volumes from the purchase of two businesses in fiscal 2013.

•	Average Sales Price – Average sales price increased due to price increases associated with higher input costs.

•
Operating Income – Operating income decreased, despite increases in sales volumes and average sales price, as the result of increased raw material and other input costs of approximately $110 million and additional costs incurred as we invested in our lunchmeat business and growth platforms. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through pricing. However, there is a lag time for price increases to take effect.

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

FISCAL 2014 OUTLOOK
In fiscal 2014, we expect overall domestic protein production (chicken, beef, pork and turkey) to increase approximately 1% from fiscal 2013 levels. Grain supplies are expected to increase in fiscal 2014, which should result in lower input costs. The following is a summary of the fiscal 2014 outlook for each of our segments, as well as an outlook on sales, capital expenditures, net interest expense, debt and liquidity, share repurchases and dividends:

•
Chicken – We expect domestic chicken production to increase 3-4% in fiscal 2014 compared to fiscal 2013. Based on current futures prices, we expect lower feed costs in fiscal 2014 compared to fiscal 2013 of approximately $500 million. Many of our sales contracts are formula based or shorter-term in nature, which allows us to adjust pricing when input costs fluctuate. However, there may be a lag time for price changes to take effect. For fiscal 2014, we believe our Chicken segment will be in or above its normalized range of 5.0%-7.0%.

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

•
Pork – We expect industry hog supplies to increase 1-2% in fiscal 2014 and exports to improve compared to fiscal 2013. For fiscal 2014, we believe our Pork segment will be in its normalized range of 6.0%-8.0%.

•
Prepared Foods – We expect operational improvements and pricing to offset increased raw material costs. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. As we continue to invest heavily in our growth platforms, we believe our Prepared Foods segment could be slightly below its normalized range of 4.0%-6.0% for fiscal 2014.

•
Sales – We expect fiscal 2014 sales to approximate $36 billion as we continue to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales and international chicken production.

•	Capital Expenditures – We expect fiscal 2014 capital expenditures to approximate $700 million.

•	Net Interest Expense – We expect net interest expense will approximate $100 million for fiscal 2014.

•
Debt and Liquidity – Total liquidity at September 28, 2013, was $2.1 billion, well above our goal to maintain liquidity in excess of $1.2 billion. In October 2013, our 2013 notes, with a principal amount of $458 million, matured and we paid them off using cash on hand.

•
Share Repurchases – We expect to continue repurchasing shares under our share repurchase program. As of September 28, 2013, 14.2 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements.

•
Dividends – On November 14, 2013, the Board of Directors increased the quarterly dividend previously declared on August 1, 2013, to $0.075 per share on our Class A common stock and $0.0675 per share on our Class B common stock. The increased quarterly dividend is payable on December 13, 2013, to shareholders of record at the close of business on November 29, 2013. The Board also declared a quarterly dividend of $0.075 per share on our Class A common stock and $0.0675 per share on our Class B common stock, payable on March 14, 2014, to shareholders of record at the close of business on February 28, 2014.

LIQUIDITY AND CAPITAL RESOURCES
Our cash needs for working capital, capital expenditures, growth opportunities, the repurchases of senior notes and share repurchases are expected to be met with current cash on hand, cash flows provided by operating activities, or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows from Operating Activities		in millions
	2013	2012	2011
Net income	$778	$576	$733
Non-cash items in net income:
Depreciation and amortization	519	499	506
Deferred income taxes	(12)	140	86
Loss on early extinguishment of debt	—	167	—
Impairment of assets	74	34	18
Other, net	26	18	49
Net changes in working capital	(71)	(247)	(346)
Net cash provided by operating activities	$1,314	$1,187	$1,046

•
Cash flows associated with Loss on early extinguishment of debt included the amount paid exceeding the par value of debt, unamortized discount and unamortized debt issuance costs related to the full extinguishment of the 2014 Notes.

•	Cash flows associated with changes in working capital:

•
2013 – Decreased primarily due to a higher accounts receivable balance, partially offset by increases in accrued salaries, wages and benefits and income tax payable. The higher accounts receivable balance is largely due to significant increases in input costs and price increases associated with the increased input costs.

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

Cash Flows from Investing Activities			in millions
	2013	2012	2011
Additions to property, plant and equipment	$(558)	$(690)	$(643)
Purchases of marketable securities, net	(18)	(11)	(80)
Proceeds from notes receivable	—	—	51
Acquisitions, net of cash acquired	(106)	—	—
Other, net	39	41	28
Net cash used for investing activities	$(643)	$(660)	$(644)

•
Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities. In fiscal 2013, 2012, and 2011, our capital spending was primarily for production efficiencies in our operations and for ongoing development of foreign operations.

•
Capital spending for fiscal 2014 is expected to approximate $700 million, and will include spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our foreign operations.

•	Purchases of marketable securities included funding for our deferred compensation plans.

•	Proceeds from notes receivable totaling $51 million in fiscal 2011 related to the collection of notes receivable received in conjunction with the sale of a business operation in fiscal 2009.

•	Acquisitions in fiscal 2013 related to acquiring two value-added food businesses as part of our strategic expansion initiative which are included in our Prepared Foods segment.

Cash Flows from Financing Activities			in millions
	2013	2012	2011
Payments on debt	$(91)	$(993)	$(500)
Net proceeds from borrowings	68	1,116	115
Purchase of redeemable noncontrolling interest	—	—	(66)
Purchases of Tyson Class A common stock	(614)	(264)	(207)
Dividends	(104)	(57)	(59)
Stock options exercised	123	34	51
Other, net	18	(7)	8
Net cash used for financing activities	$(600)	$(171)	$(658)

•	Payments on debt included –

•	2013 – $91 million primarily related to borrowings at our foreign operations.

•	2012 – $885 million for the extinguishment of the 2014 Notes and $103 million related to borrowings at our foreign operations.

•	2011 – $315 million of 2011 Notes; $63 million of 2016 Notes; $2 million of 7.0% Notes due May 2018 (2018 Notes); and $103 million related to borrowings at our foreign operations.

•	Net proceeds from borrowings included –

•	2013 – $68 million primarily from our foreign operations. Total debt related to our foreign operations was $60 million at September 28, 2013 ($40 million current, $20 million long-term).

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

•
2011 – Our foreign operations received proceeds of $106 million from borrowings. Total debt related to our foreign operations was $98 million at October 1, 2011 ($58 million current, $40 million long-term). Additionally, Dynamic Fuels received $9 million in proceeds from short-term notes in fiscal 2011.

•
In fiscal 2011, the minority interest partner in our 60%-owned Shandong Tyson Xinchang Foods joint ventures in China exercised put options requiring us to purchase its entire 40% equity interest. The transaction closed in fiscal 2011 for cash consideration totaling $66 million.

•	Purchases of Tyson Class A common stock include –

•	$550 million, $230 million and $170 million for shares repurchased pursuant to our share repurchase program in fiscal 2013, 2012 and 2011, respectively; and

•	$64 million, $34 million and $37 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2013, 2012 and 2011, respectively.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit under Revolving Credit Facility (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$1,145
Short-term investments					1
Revolving credit facility	August 2017	$1,000	$42	$—	958
Total liquidity					$2,104

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of workers’ compensation insurance programs and derivative activities.

•
Our 2013 Notes matured in October 2013. Upon maturity, we paid the $458 million principal value with cash on hand, and settled the conversion premium by issuing 11.7 million shares of our Class A stock from available treasury shares. Simultaneous to the settlement of the conversion premium, we received 11.7 million shares of our Class A stock from call options we entered into concurrently with the 2013 Note issuance.

•	At September 28, 2013, approximately 34% of our cash was held in the international accounts of our foreign subsidiaries.
Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

•	Our current ratio was 1.86 to 1 and 1.91 to 1 at September 28, 2013, and September 29, 2012, respectively.
Capital Resources
Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of September 28, 2013, we had outstanding letters of credit totaling $42 million issued under this facility, none of which were drawn upon, which left $958 million available for borrowing. Our revolving credit facility is funded by a syndicate of 44 banks, with commitments ranging from $0.3 million to $90 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At September 28, 2013, and September 29, 2012, the ratio of our debt-to-total capitalization was 27.9% and 28.7%, respectively. For the purpose of this calculation, debt is defined as the sum of current and long-term debt. Total capitalization is defined as debt plus Total Shareholders’ Equity.
Warrants
In September 2008, in conjunction with the issuance of convertible bonds, we sold warrants in private transactions for total proceeds of $44 million. The warrants permit the purchasers to acquire up to approximately 27 million shares of our Class A stock at the current exercise price of $22.16 per share, subject to adjustment. The warrants are exercisable on various dates from January 2014 through April 2014.  A 10% increase in our share price above the $22.16 warrant exercise price would result in the issuance of 2.5 million incremental shares. At $28.60, our closing share price on September 28, 2013, the incremental shares we would be required to issue upon exercise of the warrants would have resulted in 6.1 million shares.
Credit Ratings
2016 Notes
On February 24, 2011, Standard & Poor's Ratings Services, a Standard & Poor's Financial Services LLC business (S&P) upgraded the credit rating of these notes from "BB+" to "BBB-." On March 29, 2011, Moody's Investors Services, Inc. (Moody's) upgraded the credit rating of these notes from "Ba2" to "Ba1." These upgrades decreased the interest rate on the 2016 Notes from 7.35% to 6.85%, effective beginning with the six-month interest payment due April 1, 2011.
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
We were in compliance with all debt covenants at September 28, 2013.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements material to our financial position or results of operations. The off-balance sheet arrangements we have are guarantees of debt of outside third parties, including a lease and grower loans, and residual value guarantees covering certain operating leases for various types of equipment. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 20: Commitments and Contingencies for further discussion.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of September 28, 2013:

					in millions
	Payments Due by Period
	2014	2015-2016	2017-2018	2019 and thereafter	Total
Debt and capital lease obligations:
Principal payments (1)	$514	$657	$124	$1,119	$2,414
Interest payments (2)	112	202	115	205	634
Guarantees (3)	37	37	17	31	122
Operating lease obligations (4)	97	115	43	78	333
Purchase obligations (5)	1,482	102	57	74	1,715
Capital expenditures (6)	369	49	—	—	418
Other long-term liabilities (7)	6	5	4	38	53
Total contractual commitments	$2,617	$1,167	$360	$1,545	$5,689

(1)	In the event of a default on payment, acceleration of the principal payments could occur.

(2)	Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective rates at September 28, 2013, and expected payment dates.

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

(5)
Amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains, livestock contracts and fixed grower fees that provide terms that meet the above criteria. For certain grain purchase commitments with a fixed quantity provision, we have assumed the future obligations under the commitment based on available commodity futures prices as published in observable active markets as of September 28, 2013. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders are not included in the table, as a purchase order is an authorization to purchase and is cancelable. Contracts for goods or services that contain termination clauses without penalty have also been excluded.

(6)	Amounts include estimated amounts to complete buildings and equipment under construction as of September 28, 2013.

(7)	Amounts include items that meet the definition of a purchase obligation and are recorded in the Consolidated Balance Sheets.

In addition to the amounts shown above in the table, we have unrecognized tax benefits of $175 million and related interest and penalties of $63 million at September 28, 2013, recorded as liabilities.
The maximum contractual obligation associated with our cash flow assistance programs at September 28, 2013, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $340 million, or approximately $296 million remaining maximum commitment after netting the cash flow assistance related receivables.
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

A 10% change in our marketing accruals at September 28, 2013, would impact pretax earnings by approximately $6 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accrued self-insurance
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

A 10% increase in the actuarial estimate at September 28, 2013, would result in an increase in the amount we recorded for our self-insurance liability of approximately $11 million. A 10% decrease in the actuarial estimate at September 28, 2013, would result in a decrease in the amount we recorded for our self-insurance liability of approximately $17 million.

Income taxes
We estimate total income tax expense based on statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we earn income.

Federal income tax includes an estimate for taxes on earnings of foreign subsidiaries expected to be taxable upon remittance to the United States, except for earnings considered to be indefinitely invested in the foreign subsidiary.

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

We recorded impairment charges related to long-lived assets of $74 million, $29 million and $18 million, in fiscal 2013, 2012 and 2011, respectively.

Our impairment analysis contains uncertainties due to judgment in assumptions and estimates surrounding undiscounted future cash flows of the long-lived asset, including forecasting useful lives of assets and selecting the discount rate that reflects the risk inherent in future cash flows to determine fair value.

Our Dynamic Fuels consolidated joint venture began commercial operations in October of 2010 and has incurred net operating losses of approximately $38 million since then. At September 28, 2013, Dynamic Fuels had $166 million of total assets, of which $142 million was net property, plant and equipment. The plant has experienced mechanical difficulties, pre-treatment system performance issues and hydrogen supply disruptions, which have contributed to plant down time and higher than expected operational costs. Upgrades to the feedstock pre-treatment systems and improvements to the mechanical reliability of the plant were completed in fiscal 2013.

The plant was idled in October 2012 for scheduled maintenance and plant upgrades, which were completed in December 2012. Since then, the plant has remained idled. An assessment of the recoverability of its carrying value was conducted as of September 28, 2013, for which it was determined no impairment was necessary. Another assessment of the recoverability of Dynamic Fuels' long-lived assets to determine whether an impairment exists may be necessary if the plant remains idled longer than expected, plant upgrades fail to improve operational performance, industry economics make the plant uneconomical to operate, or structural integrity concerns are discovered that adversely impact the plant operations.

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

Impairment of goodwill and other indefinite life intangible assets
Description: Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than carrying amount or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. We can elect to forgo the qualitative assessment and perform the quantitative test.
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
For other indefinite life intangible assets, a qualitative assessment can also be performed to determine whether the existence of events and circumstances indicates it is more likely than not an intangible asset is impaired. Similar to goodwill, we can also elect to forgo the qualitative test for indefinite life intangible assets and perform the quantitative test. Upon performing the quantitative test, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We elected to forgo the qualitative assessments on our indefinite life intangible assets for the fiscal 2013 impairment test.
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
The discount rate used in our annual goodwill impairment test increased to an average of 8.4% in fiscal 2013 from 8.0% in fiscal 2012. There were no significant changes in the other key estimates and assumptions.
During fiscal 2013, 2012 and 2011, all of our material reporting units that underwent a quantitative test passed the first step of the goodwill impairment analysis and therefore, the second step was not necessary.
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
Our fiscal other indefinite life intangible asset impairment analysis did not result in an impairment charge. A hypothetical 20% decrease in the fair value of intangible assets would not result in a material impairment.

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
Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 28, 2013, and September 29, 2012, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value	in millions
	2013	2012
Livestock:
Cattle	$13	$42
Hogs	35	37
Grain	23	30
Interest Rate Risk: At September 28, 2013, we had variable rate debt of $173 million with a weighted average interest rate of 3.4%. A hypothetical 10% increase in interest rates effective at September 28, 2013, and September 29, 2012, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At September 28, 2013, we had fixed-rate debt of $2.2 billion with a weighted average interest rate of 6.0%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $22 million at September 28, 2013, and $16 million at September 29, 2012. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Indian rupee and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at September 28, 2013, and September 29, 2012, related to the foreign exchange forward and option contracts would have a $11 million and $21 million impact, respectively, on pretax income. In the future, we may enter into more foreign exchange forward and option contracts as a result of our international growth strategy.

Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 28, 2013, and September 29, 2012, 17.5% and 17.1%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three years ended September 28, 2013
	in millions, except per share data
	2013	2012	2011
Sales	$34,374	$33,055	$32,032
Cost of Sales	32,016	30,865	29,837
Gross Profit	2,358	2,190	2,195
Selling, General and Administrative	983	904	906
Operating Income	1,375	1,286	1,289
Other (Income) Expense:
Interest income	(7)	(12)	(11)
Interest expense	145	356	242
Other, net	(20)	(23)	(20)
Total Other (Income) Expense	118	321	211
Income from Continuing Operations before Income Taxes	1,257	965	1,078
Income Tax Expense	409	351	340
Income from Continuing Operations	848	614	738
Loss from Discontinued Operation, Net of Tax	(70)	(38)	(5)
Net Income	778	576	733
Less: Net Loss Attributable to Noncontrolling Interests	—	(7)	(17)
Net Income Attributable to Tyson	$778	$583	$750
Amounts Attributable to Tyson:
Net Income from Continuing Operations	848	621	752
Net Loss from Discontinued Operation	(70)	(38)	(2)
Net Income Attributable to Tyson	$778	$583	$750
Weighted Average Shares Outstanding:
Class A Basic	282	293	303
Class B Basic	70	70	70
Diluted	367	370	380
Net Income Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$2.46	$1.75	$2.05
Class B Basic	$2.22	$1.57	$1.84
Diluted	$2.31	$1.68	$1.98
Net Loss Per Share from Discontinued Operation Attributable to Tyson:
Class A Basic	$(0.20)	$(0.11)	$(0.01)
Class B Basic	$(0.18)	$(0.09)	$—
Diluted	$(0.19)	$(0.10)	$(0.01)
Net Income Per Share Attributable to Tyson:
Class A Basic	$2.26	$1.64	$2.04
Class B Basic	$2.04	$1.48	$1.84
Diluted	$2.12	$1.58	$1.97
Dividends Declared Per Share:
Class A	$0.310	$0.160	$0.160
Class B	$0.279	$0.144	$0.144
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three years ended September 28, 2013
	in millions
	2013	2012	2011
Net Income	$778	$576	$733
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(14)	17	(17)
Investments	(3)	—	(8)
Currency translation	(37)	3	(41)
Postretirement benefits	9	(4)	(13)
Total Other Comprehensive Income (Loss), Net of Taxes	(45)	16	(79)
Comprehensive Income	733	592	654
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	(7)	(17)
Comprehensive Income Attributable to Tyson	$733	$599	$671
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

September 28, 2013, and September 29, 2012
in millions, except share and per share data
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$1,145	$1,071
Accounts receivable, net	1,497	1,378
Inventories	2,817	2,809
Other current assets	145	145
Total Current Assets	5,604	5,403
Net Property, Plant and Equipment	4,053	4,022
Goodwill	1,902	1,891
Intangible Assets	138	129
Other Assets	480	451
Total Assets	$12,177	$11,896
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$513	$515
Accounts payable	1,359	1,372
Other current liabilities	1,138	943
Total Current Liabilities	3,010	2,830
Long-Term Debt	1,895	1,917
Deferred Income Taxes	479	558
Other Liabilities	560	549
Commitments and Contingencies (Note 20)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,292	2,278
Retained earnings	4,999	4,327
Accumulated other comprehensive loss	(108)	(63)
Treasury stock, at cost – 48 million shares in 2013, and 33 million shares in 2012	(1,021)	(569)
Total Tyson Shareholders’ Equity	6,201	6,012
Noncontrolling Interests	32	30
Total Shareholders’ Equity	6,233	6,042
Total Liabilities and Shareholders’ Equity	$12,177	$11,896

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Three years ended September 28, 2013
				in millions
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock at beginning and end of year:
Class A	322	$32	322	$32	322	$32
Class B	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of year		2,278		2,261		2,243
Stock-based compensation		14		17		18
Balance at end of year		2,292		2,278		2,261

Retained Earnings:
Balance at beginning of year		4,327		3,801		3,113
Net income attributable to Tyson		778		583		750
Dividends		(106)		(57)		(59)
Redeemable noncontrolling interest accretion		—		—		(3)
Balance at end of year		4,999		4,327		3,801

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(63)		(79)		—
Other Comprehensive Income (Loss)		(45)		16		(79)
Balance at end of year		(108)		(63)		(79)

Treasury Stock:
Balance at beginning of year	33	(569)	22	(365)	15	(229)
Purchase of Tyson Class A common stock	24	(614)	14	(264)	12	(207)
Stock-based compensation	(9)	162	(3)	60	(5)	71
Balance at end of year	48	(1,021)	33	(569)	22	(365)

Total Shareholders’ Equity Attributable to Tyson		$6,201		$6,012		$5,657

Equity Attributable to Noncontrolling Interests
Balance at beginning of year		$30		$28		$35
Net loss attributable to noncontrolling interests (1)		—		(7)		(13)
Contributions by noncontrolling interest		3		9		8
Net foreign currency translation adjustment and other		(1)		—		(2)
Total Equity Attributable to Noncontrolling Interests		$32		$30		$28

Total Shareholders’ Equity		$6,233		$6,042		$5,685
See accompanying notes.

(1)	Excludes net loss related to redeemable noncontrolling interest of $(4) million for fiscal 2011.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended September 28, 2013
	in millions
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$778	$576	$733
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	474	443	433
Amortization	45	56	73
Deferred income taxes	(12)	140	86
Loss on early extinguishment of debt	—	167	—
Impairment of assets	74	34	18
Other, net	26	18	49
Increase in accounts receivable	(126)	(69)	(114)
(Increase) decrease in inventories	15	(259)	(299)
Increase (decrease) in accounts payable	(12)	106	152
Increase (decrease) in income taxes payable/receivable	80	8	(73)
Increase (decrease) in interest payable	(1)	5	19
Net change in other current assets and liabilities	(27)	(38)	(31)
Cash Provided by Operating Activities	1,314	1,187	1,046
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(558)	(690)	(643)
Purchases of marketable securities	(135)	(58)	(146)
Proceeds from sale of marketable securities	117	47	66
Proceeds from notes receivable	—	—	51
Acquisitions, net of cash acquired	(106)	—	—
Other, net	39	41	28
Cash Used for Investing Activities	(643)	(660)	(644)
Cash Flows From Financing Activities:
Payments on debt	(91)	(993)	(500)
Net proceeds from borrowings	68	1,116	115
Purchase of redeemable noncontrolling interest	—	—	(66)
Purchases of Tyson Class A common stock	(614)	(264)	(207)
Dividends	(104)	(57)	(59)
Stock options exercised	123	34	51
Other, net	18	(7)	8
Cash Used for Financing Activities	(600)	(171)	(658)
Effect of Exchange Rate Change on Cash	3	(1)	(6)
Increase (Decrease) in Cash and Cash Equivalents	74	355	(262)
Cash and Cash Equivalents at Beginning of Year	1,071	716	978
Cash and Cash Equivalents at End of Year	$1,145	$1,071	$716
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
Fiscal Year: We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2013, 2012 and 2011.
Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. At September 28, 2013, and September 29, 2012, checks outstanding in excess of related book cash balances totaled approximately $246 million and $265 million, respectively.
Accounts Receivable: We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and relationships with and economic status of our customers. At September 28, 2013, and September 29, 2012, our allowance for uncollectible accounts was $46 million and $33 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.
Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, contract grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
The following table reflects the major components of inventory at September 28, 2013, and September 29, 2012:

		in millions
	2013	2012
Processed products:
Weighted-average method – chicken and prepared foods	$799	$754
First-in, first-out method – beef and pork	624	611
Livestock – first-in, first-out method	1,002	952
Supplies and other – weighted-average method	392	492
Total inventory	$2,817	$2,809
Property, Plant and Equipment: Property, plant and equipment are stated at cost and generally depreciated on a straight-line method over the estimated lives for buildings and leasehold improvements of 10 to 33 years, machinery and equipment of three to 12 years and land improvements and other of three to 20 years. Major repairs and maintenance costs that significantly extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations.
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

Goodwill and Other Intangible Assets: Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is allocated by reporting unit and is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than carrying amount, or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test.
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
During fiscal 2013, 2012 and 2011, all of our material reporting units that underwent the quantitative test passed the first step of the goodwill impairment analysis and therefore, the second step was not necessary.
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
Variable Interest Entity: We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50% ownership interest. Dynamic Fuels qualifies as a variable interest entity for which we consolidate as we are the primary beneficiary. At September 28, 2013, Dynamic Fuels had $166 million of total assets, of which $142 million was net property, plant and equipment, and $113 million of total liabilities, of which $100 million was long-term debt. At September 29, 2012, Dynamic Fuels had $177 million of total assets, of which $146 million was net property, plant and equipment, and $124 million of total liabilities, of which $100 million was long-term debt.

Accrued Self-Insurance: We use a combination of insurance and self-insurance mechanisms in an effort to mitigate the potential liabilities for health and welfare, workers’ compensation, auto liability and general liability risks. Liabilities associated with our risks retained are estimated, in part, by considering claims experience, demographic factors, severity factors and other actuarial assumptions.
Capital Stock: We have two classes of capital stock, Class A Common Stock, $0.10 par value (Class A stock) and Class B Common Stock, $0.10 par value (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of September 28, 2013, Tyson Limited Partnership (the TLP) owned 99.981% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 2.09% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 72.46% of the total voting power of the outstanding voting stock. Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. On November 14, 2013, the Board of Directors increased the quarterly dividend previously declared on August 1, 2013, to $0.0750 per share on our Class A common stock and $0.0675 per share on our Class B common stock. The increased quarterly dividend is payable on December 13, 2013, to shareholders of record at the close of business on November 29, 2013. We paid Class A dividends per share of $0.30 and Class B dividends per share of $0.27 in fiscal 2013 which includes a special dividend of $0.10 per share for Class A stock and $0.09 per share for Class B stock paid on December 14, 2012, to shareholders of record on November 30, 2012. We paid Class A dividends per share of $0.16 and Class B dividends per share of $0.144 in each of fiscal years 2012 and 2011.
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
On May 11, 2011, we announced our Board of Directors reactivated a share repurchase program, which had no activity since fiscal 2005, to repurchase up to the remaining available 22.5 million shares of Class A common stock under the program. In May 2012, our Board of Directors approved an increase of 35 million shares authorized for repurchase under our share repurchase program. As of September 28, 2013, 14.2 million shares remained available for repurchase. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A Stock is as follows:

					in millions
	September 28, 2013		September 29, 2012		October 1, 2011
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	21.1	$550	12.5	$230	9.7	$170
To fund certain obligations under equity compensation plans	2.8	64	1.8	34	2.0	37
Total share repurchases	23.9	$614	14.3	$264	11.7	$207

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
Advertising and Promotion Expenses: Advertising and promotion expenses are charged to operations in the period incurred. Customer incentive and trade promotion activities are recorded as a reduction to sales based on amounts estimated as being due to customers, based primarily on historical utilization and redemption rates, while other advertising and promotional activities are recorded as selling, general and administrative expenses. Advertising and promotion expenses for fiscal 2013, 2012 and 2011 were $555 million, $496 million and $552 million, respectively.
Research and Development: Research and development costs are expensed as incurred. Research and development costs totaled $50 million, $43 million and $42 million in fiscal 2013, 2012 and 2011, respectively.
Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements:
In December 2011 and February 2013, the Financial Accounting Standards Board (FASB) issued guidance enhancing disclosures related to offsetting of certain assets and liabilities. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption will have a significant impact on our consolidated financial statements.

NOTE 2: CHANGES IN ACCOUNTING PRINCIPLES
In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. This guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance in the first quarter of fiscal 2013. The adoption required a separate statement of comprehensive income and additional disclosures on our consolidated financial statements.
In February 2013, the FASB issued guidance clarifying disclosures related to amounts reclassified out of accumulated other comprehensive income by component. We adopted this guidance in the second quarter of fiscal 2013. The adoption required additional disclosures in our consolidated financial statements.
In July 2013, the FASB issued guidance to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. We adopted this guidance in the fourth quarter of fiscal 2013. The adoption did not have a significant impact on our consolidated financial statements.
NOTE 3: ACQUISITIONS
During fiscal 2013, we acquired two value-added food businesses as part of our strategic expansion initiative, which are included in our Prepared Foods segment. The aggregate purchase price of the acquisitions was $106 million, which included $50 million for Property, Plant and Equipment, $41 million allocated to Intangible Assets and $12 million allocated to Goodwill.
In fiscal 2011, we paid $66 million to purchase the minority partner's 40% equity interest in our Shandong Tyson Xinchang Foods' subsidiaries, pursuant to the minority partner's exercise of put options.
NOTE 4: DISCONTINUED OPERATION
After conducting an assessment during fiscal 2013 of our long-term business strategy in China, we determined our Weifang operation (Weifang), which was part of our Chicken segment, was no longer core to the execution of our strategy given the capital investment it required to execute our future business plan. Consequently, we conducted an impairment test and recorded a $56 million impairment charge. We subsequently sold Weifang which resulted in reporting it as a discontinued operation. The sale was completed in July 2013 and did not result in a significant gain or loss as its carrying value approximated the sales proceeds at the time of sale. Weifang's prior periods results, including the impairment charge, have been reclassified and presented as a discontinued operation in our Consolidated Statements of Income. The following is a summary of the discontinued operation's results:

			in millions
	2013	2012	2011
Sales	$108	$223	$234

Pretax loss	68	38	4
Income tax expense	2	—	1
Loss from discontinued operation, net of tax	$70	$38	$5

NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The following table reflects major categories of property, plant and equipment and accumulated depreciation at September 28, 2013, and September 29, 2012:

	in millions
	2013	2012
Land	$100	$101
Building and leasehold improvements	2,945	2,868
Machinery and equipment	5,504	5,208
Land improvements and other	417	408
Buildings and equipment under construction	236	298
	9,202	8,883
Less accumulated depreciation	5,149	4,861
Net property, plant and equipment	$4,053	$4,022
Approximately $418 million will be required to complete buildings and equipment under construction at September 28, 2013.
NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table reflects goodwill activity for fiscal 2013 and 2012:

in millions
	Chicken	Beef	Pork	Prepared Foods	Consolidated
Balance at October 1, 2011
Goodwill	$978	$1,123	$317	$63	$2,481
Accumulated impairment losses	(29)	(560)	—	—	(589)
	949	563	317	63	1,892
Fiscal 2012 Activity:
Impairment losses	—	—	—	—	—
Currency translation and other	(1)	—	—	—	(1)
Balance at September 29, 2012
Goodwill	977	1,123	317	63	2,480
Accumulated impairment losses	(29)	(560)	—	—	(589)
	$948	$563	$317	$63	$1,891

Fiscal 2013 Activity:
Acquisition	$—	$—	$—	$12	$12
Impairment losses	—	—	—	—	—
Currency translation and other	(1)	—	—	—	(1)
Balance at September 28, 2013
Goodwill	976	1,123	317	75	2,491
Accumulated impairment losses	(29)	(560)	—	—	(589)
	$947	$563	$317	$75	$1,902

The following table reflects other intangible assets by type at September 28, 2013, and September 29, 2012:

in millions
	2013	2012
Gross carrying value:
Trademarks	$85	$56
Patents, intellectual property and other	152	142
Land use rights	8	21
Less accumulated amortization	107	90
Total intangible assets	$138	$129
Beginning with the date benefits are realized, other intangible assets are generally amortized using the straight-line method over their estimated period of benefit of three to 30 years. Amortization expense of $17 million, $16 million and $18 million was recognized during fiscal 2013, 2012 and 2011, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to September 28, 2013, will be: 2014 - $18 million; 2015 - $18 million; 2016 - $17 million; 2017 - $14 million; 2018 - $13 million.
NOTE 7: OTHER CURRENT LIABILITIES
Other current liabilities at September 28, 2013, and September 29, 2012, include:

	in millions
	2013	2012
Accrued salaries, wages and benefits	$419	$382
Self-insurance reserves	267	274
Other	452	287
Total other current liabilities	$1,138	$943
NOTE 8: DEBT
The following table reflects major components of debt as of September 28, 2013, and September 29, 2012:

		in millions
	2013	2012
Revolving credit facility	$—	$—
Senior notes:
3.25% Convertible senior notes due October 2013 (2013 Notes)	458	458
6.60% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
4.50% Senior notes due June 2022 (2022 Notes)	1,000	1,000
7.00% Notes due January 2028	18	18
Discount on senior notes	(6)	(28)
GO Zone tax-exempt bonds due October 2033 (0.07% at 9/28/2013)	100	100
Other	80	126
Total debt	2,408	2,432
Less current debt	513	515
Total long-term debt	$1,895	$1,917
Annual maturities of debt for the five fiscal years subsequent to September 28, 2013, are: 2014 - $514 million; 2015 - $12 million; 2016 - $645 million; 2017 - $4 million; 2018 - $120 million.

Revolving Credit Facility
We have a $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in August 2017. After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing at September 28, 2013, was $958 million. At September 28, 2013, we had outstanding letters of credit issued under this facility totaling $42 million, none of which were drawn upon. We had an additional $146 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.
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
We purchased call options in private transactions for $94 million that permit us to acquire up to approximately 27 million shares of our Class A stock at the current strike price of $16.78 per share, subject to adjustment. The call options allow us to acquire a number of shares of our Class A stock initially equal to the number of shares of Class A stock issuable to the holders of the 2013 Notes upon conversion. These call options contractually expire upon the maturity of the 2013 Notes. We sold warrants in private transactions for total proceeds of $44 million. The warrants permit the purchasers to acquire up to approximately 27 million shares of our Class A stock at the current exercise price of $22.16 per share, subject to adjustment. The warrants are exercisable on various dates from January 2014 through April 2014.
The convertible note hedge and warrant transactions, in effect, increased the conversion price of the 2013 Notes from $16.78 per share to $22.16 per share, thus reducing the potential future economic dilution associated with conversion of the 2013 Notes. If our share price is below $22.16 upon exercise of the warrants, there is no economic net share impact. A 10% increase in our share price above the $22.16 warrant exercise price would result in the issuance of 2.5 million incremental shares. At $28.60, our closing share price on September 28, 2013, the incremental shares we would be required to issue upon exercise of the warrants would have resulted in 6.1 million shares. The 2013 Notes and the warrants have a dilutive effect on our earnings per share to the extent the price of our Class A stock during a given measurement period exceeds the respective exercise prices of those instruments. The call options are excluded from the calculation of diluted earnings per share as their impact is anti-dilutive.
The 2013 Notes matured on October 15, 2013 at which time we paid the $458 million principal value with cash on hand, and settled the conversion premium by issuing 11.7 million shares of our Class A stock from available treasury shares. Simultaneous to the settlement of the conversion premium, we received 11.7 million shares of our Class A stock from the call options.

2016 Notes
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
GO Zone Tax-Exempt Bonds
In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. These floating rate bonds are due October 1, 2033. We issued a letter of credit to effectively guarantee the bond issuance. If any amounts are disbursed related to this guarantee, we would seek recovery of 50% (up to $50 million) from Syntroleum Corporation, our joint venture partner, in accordance with our 2008 warrant agreement with Syntroleum Corporation.
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
We were in compliance with all debt covenants at September 28, 2013.
NOTE 9: INCOME TAXES
Detail of the provision for income taxes from continuing operations consists of the following:

			in millions
	2013	2012	2011
Federal	$341	$310	$320
State	38	22	21
Foreign	30	19	(1)
	$409	$351	$340

Current	$421	$211	$254
Deferred	(12)	140	86
	$409	$351	$340
The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2013	2012	2011
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	2.4	1.5	1.6
General business credits	(1.3)	(0.7)	(0.9)
Domestic production deduction	(3.2)	(1.8)	(2.3)
Foreign rate differences and valuation allowances	0.3	1.8	—
Other	(0.6)	0.6	(1.8)
	32.6%	36.4%	31.6%

During fiscal 2013, the domestic production deduction and estimated general business credits decreased tax expense by $40 million and $17 million, respectively.
During fiscal 2012, foreign valuation allowances increased tax expense by $10 million, and the domestic production deduction decreased tax expense by $17 million.
During fiscal 2011, the domestic production deduction and estimated general business credits decreased tax expense by $25 million and $9 million, respectively.
Approximately $53 million, $2 million and $36 million of income from continuing operations before income taxes for fiscal 2013, 2012 and 2011, respectively, were from operations based in countries other than the United States.
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
The tax effects of major items recorded as deferred tax assets and liabilities as of September 28, 2013, and September 29, 2012, are as follows:

				in millions
	2013		2012
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$525	$—	$542
Suspended taxes from conversion to accrual method	—	71	—	76
Intangible assets	—	29	—	35
Inventory	8	110	9	105
Accrued expenses	209	—	193	—
Net operating loss and other carryforwards	77	—	101	—
Insurance reserves	22	—	21	—
Other	60	98	69	90
	$376	$833	$393	$848
Valuation allowance	$(77)		$(78)
Net deferred tax liability		$534		$533
We record deferred tax amounts in Other current assets, Other Assets, Other current liabilities and Deferred Income Taxes in the Consolidated Balance Sheets.
The deferred tax liability for suspended taxes from conversion to accrual method represents the 1987 change from the cash to accrual method of accounting and will be recognized by 2027.
At September 28, 2013, our gross state tax net operating loss carryforwards approximated $457 million and expire in fiscal years 2014 through 2033. Gross foreign net operating loss carryforwards approximated $116 million, of which $27 million expire in fiscal years 2017 through 2022, and the remainder has no expiration. We also have tax credit carryforwards of approximately $22 million that expire in fiscal years 2014 through 2027.
We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $351 million and $230 million at September 28, 2013, and September 29, 2012, respectively. These earnings are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, we would be subject to federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The following table summarizes the activity related to our gross unrecognized tax benefits at September 28, 2013, September 29, 2012, and October 1, 2011:

			in millions
	2013	2012	2011
Balance as of the beginning of the year	$168	$174	$184
Increases related to current year tax positions	3	3	4
Increases related to prior year tax positions	15	5	21
Reductions related to prior year tax positions	(6)	(10)	(24)
Reductions related to settlements	(2)	(1)	(9)
Reductions related to expirations of statute of limitations	(3)	(3)	(2)
Balance as of the end of the year	$175	$168	$174
The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $149 million and $154 million at September 28, 2013, and September 29, 2012, respectively. We classify interest and penalties on unrecognized tax benefits as income tax expense. At September 28, 2013, and September 29, 2012, before tax benefits, we had $63 million and $64 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
As of September 28, 2013, we are subject to income tax examinations for U.S. federal income taxes for fiscal years 2004 through 2012. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2003 through 2012 and 2002 through 2012, respectively. We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $44 million primarily due to expiration of statutes in various jurisdictions and settlements with taxing authorities.
NOTE 10: OTHER INCOME AND CHARGES
During fiscal 2013, we recorded a $19 million currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada, which was recorded in the Consolidated Statements of Income in Other, net.
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

NOTE 11: EARNINGS PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows:

	in millions, except per share data
	2013	2012	2011
Numerator:
Income from continuing operations	$848	$614	$738
Less: Net loss from continuing operations attributable to noncontrolling interests	—	(7)	(14)
Net income from continuing operations attributable to Tyson	848	621	752
Less dividends declared:
Class A	87	47	49
Class B	19	10	10
Undistributed earnings	$742	$564	$693

Class A undistributed earnings	$606	$464	$574
Class B undistributed earnings	136	100	119
Total undistributed earnings	$742	$564	$693

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	282	293	303
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	4	6
Convertible 2013 Notes	7	3	1
Warrants	3	—	—
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	367	370	380

Net Income Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$2.46	$1.75	$2.05
Class B Basic	$2.22	$1.57	$1.84
Diluted	$2.31	$1.68	$1.98

Net Income Per Share Attributable to Tyson:
Class A Basic	$2.26	$1.64	$2.04
Class B Basic	$2.04	$1.48	$1.84
Diluted	$2.12	$1.58	$1.97
We had no stock-based compensation shares that were antidilutive for fiscal 2013. Approximately 4 million of our stock-based compensation shares were antidilutive for fiscal 2012 and 2011. These shares were not included in the dilutive earnings per share calculation.
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

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
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
Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at September 28, 2013.
We recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (i.e., cash flow hedge or fair value hedge). We qualify, or designate, a derivative financial instrument as a hedge when contract terms closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) (OCI) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized in earnings immediately. We designate certain forward contracts as follows:

•	Cash Flow Hedges – include certain commodity forward and option contracts of forecasted purchases (i.e., grains) and certain foreign exchange forward contracts.

•	Fair Value Hedges – include certain commodity forward contracts of firm commitments (i.e., livestock).
Cash flow hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2013, 2012 and 2011.
We had the following aggregated notional values of outstanding forward and option contracts accounted for as cash flow hedges:

		in millions, except soy meal tons
	Metric	September 28, 2013	September 29, 2012
Commodity:
Corn	Bushels	5	12
Soy Meal	Tons	96,800	164,700
Foreign Currency	United States dollar	$60	$80
As of September 28, 2013, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $7 million related to grain and pretax gains of $1 million related to foreign currency. During fiscal 2013, 2012 and 2011, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments in the Consolidated Statements of Income:

						in millions
	Gain/(Loss) Recognized in OCI on Derivatives			Consolidated Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	2013	2012	2011		2013	2012	2011
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(29)	$24	$(5)	Cost of Sales	$(5)	$(16)	$25
Foreign exchange contracts	(2)	(8)	9	Other Income/Expense	(4)	4	—
Total	$(31)	$16	$4		$(9)	$(12)	$25
Fair value hedges
We designate certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. We had the following aggregated notional values of outstanding forward contracts entered into to hedge firm commitments which are accounted for as a fair value hedge:

			in millions
	Metric	September 28, 2013	September 29, 2012
Commodity:
Live Cattle	Pounds	209	232
Lean Hogs	Pounds	384	239
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

		in millions
	Consolidated Statements of Income Classification	2013	2012	2011
Gain/(Loss) on forwards	Cost of Sales	$21	$47	$(78)
Gain/(Loss) on purchase contract	Cost of Sales	(21)	(47)	78
Ineffectiveness related to our fair value hedges was not significant during fiscal 2013, 2012 and 2011.
Undesignated positions
In addition to our designated positions, we also hold forward and option contracts for which we do not apply hedge accounting. These include certain derivative instruments related to commodities price risk, including grains, livestock, energy and foreign currency risk. We mark these positions to fair value through earnings at each reporting date. We generally do not enter into undesignated positions beyond 18 months.
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
We had the following aggregate outstanding notional values related to our undesignated positions:

		in millions, except soy meal tons
	Metric	September 28, 2013	September 29, 2012
Commodity:
Corn	Bushels	69	19
Soy Meal	Tons	204,600	1,200
Soy Oil	Pounds	11	17
Live Cattle	Pounds	60	68
Lean Hogs	Pounds	159	108
Foreign Currency	United States dollars	$95	$165
The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Statements of Income:

		in millions
	Consolidated Statements of Income Classification	Gain/(Loss) Recognized in Earnings
		2013	2012	2011
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(10)	$(10)	$20
Commodity contracts	Cost of Sales	(24)	51	(2)
Foreign exchange contracts	Other Income/Expense	2	—	(3)
Total		$(32)	$41	$15

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Balance Sheets:

	in millions
	Fair Value
	September 28, 2013	September 29, 2012
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$4	$32
Foreign exchange contracts	1	—
Total derivative assets – designated	5	32

Derivatives not designated as hedging instruments:
Commodity contracts	25	21
Foreign exchange contracts	2	1
Total derivative assets – not designated	27	22

Total derivative assets	$32	$54
Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$29	$6
Foreign exchange contracts	—	1
Total derivative liabilities – designated	29	7

Derivatives not designated as hedging instruments:
Commodity contracts	72	96
Foreign exchange contracts	1	2
Total derivative liabilities – not designated	73	98

Total derivative liabilities	$102	$105
Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. See Note 13: Fair Value Measurements for a reconciliation to amounts reported in the Consolidated Balance Sheets in Other current assets and Other current liabilities.
NOTE 13: FAIR VALUE MEASUREMENTS
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values:

				in millions
September 28, 2013	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$29	$—	$(21)	$8
Foreign Exchange Forward Contracts	—	3	—	(1)	2
Available for Sale Securities:
Current	—	1	—	—	1
Non-current	4	24	65	—	93
Deferred Compensation Assets	23	191	—	—	214
Total Assets	$27	$248	$65	$(22)	$318

Liabilities:
Commodity Derivatives	$—	$101	$—	$(101)	$—
Foreign Exchange Forward Contracts	—	1	—	—	1
Total Liabilities	$—	$102	$—	$(101)	$1

September 29, 2012	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$53	$—	$(40)	$13
Foreign Exchange Forward Contracts	—	1	—	(1)	—
Available for Sale Securities:
Current	—	3	—	—	3
Non-current	6	25	86	—	117
Deferred Compensation Assets	31	149	—	—	180
Total Assets	$37	$231	$86	$(41)	$313

Liabilities:
Commodity Derivatives	$—	$102	$—	$(100)	$2
Foreign Exchange Forward Contracts	—	3	—	—	3
Total Liabilities	$—	$105	$—	$(100)	$5

(a)
Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At September 28, 2013, and September 29, 2012, we had posted with various counterparties $79 million and $59 million, respectively, of cash collateral and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

		in millions
	September 28, 2013	September 29, 2012
Balance at beginning of year	$86	$83
Total realized and unrealized gains (losses):
Included in earnings	1	1
Included in other comprehensive income (loss)	—	—
Purchases	19	28
Issuances	—	—
Settlements	(41)	(26)
Balance at end of year	$65	$86
Total gains (losses) for the periods included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of year	$—	$—
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Derivative Assets and Liabilities: Our commodities and foreign exchange forward contracts primarily include exchange-traded and over-the-counter contracts which are further described in Note 12: Derivative Financial Instruments. We record our commodity derivatives at fair value using quoted market prices adjusted for credit and non-performance risk and internal models that use as their basis readily observable market inputs including current and forward commodity market prices. Our foreign exchange forward contracts are recorded at fair value based on quoted prices and spot and forward currency prices adjusted for credit and non-performance risk. We classify these instruments in Level 2 when quoted market prices can be corroborated utilizing observable current and forward commodity market prices on active exchanges or observable market transactions of spot currency rates and forward currency prices.
Available for Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Balance Sheets and have maturities ranging up to 35 years. We classify our investments in U.S. government, U.S. agency, certificates of deposit and commercial paper debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. We also classified privately held redeemable preferred stock securities as Level 3 as there was limited activity or less observable inputs into valuation models, including interest rates and credit worthiness of the underlying private issuer. As of September 28, 2013, the privately held redeemable preferred stock had been fully redeemed. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated financial statements.
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

					in millions
	September 28, 2013			September 29, 2012
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$25	$25	$—	$26	$27	$1
Corporate and Asset-Backed (a)	64	65	1	64	66	2
Redeemable Preferred Stock	—	—	—	20	20	—
Equity Securities:
Common Stock and Warrants	9	4	(5)	9	7	(2)

(a)
At September 28, 2013, and September 29, 2012, the amortized cost basis for Corporate and Asset-Backed debt securities had been reduced by accumulated other than temporary impairments of $1 million and $2 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. During fiscal 2013, 2012 and 2011, we recognized no other than temporary impairments in earnings. No other than temporary losses were deferred in OCI as of September 28, 2013, and September 29, 2012.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. During fiscal 2013, we recorded a $56 million impairment charge related to our Weifang operation in China. The impairment charge resulted from the completion of an assessment of our long-term business strategy in China, in which we determined Weifang was no longer core to the execution of our future business plan. Our valuation of these assets incorporated unobservable Level 3 inputs. We did not have any other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows:

			in millions
	September 28, 2013		September 29, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,541	$2,408	$2,596	$2,432

Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 28, 2013, and September 29, 2012, 17.5% and 17.1%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.
NOTE 14: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) was 35,365,400 at September 28, 2013.
Stock Options
Shareholders approved the Incentive Plan in January 2001. The Incentive Plan is administered by the Compensation and Leadership Development Committee of the Board of Directors (Compensation Committee). The Incentive Plan includes provisions for granting incentive stock options for shares of Class A stock at a price not less than the fair value at the date of grant. Nonqualified stock options may be granted at a price equal to or more than the fair value of Class A stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over three years from the date of grant and must be exercised within 10 years from the date of grant. Our policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 29, 2012	19,067,360	$14.82
Exercised	(8,778,028)	13.96
Canceled	(177,144)	16.04
Granted	3,799,980	19.36
Outstanding, September 28, 2013	13,912,168	16.59	6.8	$167

Exercisable, September 28, 2013	6,423,287	$14.87	4.9	$88
We generally grant stock options once a year. The weighted average grant-date fair value of options granted in fiscal 2013, 2012 and 2011 was $6.44, $6.99 and $6.19, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions as of the grant date used in the fair value calculation of each year’s grants are outlined in the following table.

	2013	2012	2011
Expected life (in years)	6.2	6.7	6.7
Risk-free interest rate	0.7%	0.9%	1.5%
Expected volatility	36.8%	36.6%	38.8%
Expected dividend yield	1.0%	1.0%	1.0%
We recognized stock-based compensation expense related to stock options, net of income taxes, of $14 million, $15 million and $12 million for fiscal 2013, 2012 and 2011, respectively. The related tax benefit for fiscal 2013, 2012 and 2011 was $9 million, $10 million and $7 million, respectively. We had 3.9 million, 3.4 million and 3.8 million options vest in fiscal 2013, 2012 and 2011, respectively, with a grant date fair value of $22 million, $17 million and $16 million, respectively.
In fiscal 2013, 2012 and 2011, we received cash of $123 million, $34 million and $51 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal 2013, 2012 and 2011, was $35 million, $7 million and $10 million, respectively. The total intrinsic value of options exercised in fiscal 2013, 2012 and 2011, was $90 million, $21 million and $26 million, respectively. Cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) are classified as financing cash flows. We realized $18 million, $3 million and $5 million related to excess tax deductions during fiscal 2013, 2012 and 2011, respectively.

As of September 28, 2013, we had $25 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.2 years.
Restricted Stock
We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through fiscal 2016. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 29, 2012	2,371,570	$15.29
Granted	185,804	20.64
Dividends	21,010	24.68
Vested	(1,368,834)	14.74
Forfeited	(70,851)	17.43
Nonvested, September 28, 2013	1,138,699	$16.86	1.0	$33
As of September 28, 2013, we had $8 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 1.0 year.
We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $5 million, $7 million and $7 million for fiscal 2013, 2012 and 2011, respectively. The related tax benefit for fiscal 2013, 2012 and 2011 was $3 million, $4 million and $5 million, respectively. We had 1.4 million, 1.2 million and 0.9 million restricted stock awards vest in fiscal 2013, 2012 and 2011, respectively, with a grant date fair value of $20 million, $17 million and $14 million, respectively.
Performance-Based Shares
We award performance-based shares of our Class A stock to certain senior executives. These awards are typically granted once a year. Performance-based shares vest based upon the passage of time and the achievement of performance or market performance criteria, ranging from 0% to 200%, as determined by the Compensation Committee prior to the date of the award. Vesting periods for these awards are generally three years. We review progress toward the attainment of the performance criteria each quarter during the vesting period. When it is probable the minimum performance criteria for an award will be achieved, we begin recognizing the expense equal to the proportionate share of the total fair value of the Class A stock price on the grant date. The total expense recognized over the duration of performance awards will equal the Class A stock price on the date of grant multiplied by the number of shares ultimately awarded based on the level of attainment of the performance criteria. For grants with market performance criteria, the total expense recognized over the duration of the award will equal the fair value as determined on the grant date, regardless if the market performance criteria is met.
The following table summarizes the performance-based shares at the maximum award amounts based upon the respective performance share agreements. Actual shares that will vest depend on the level of attainment of the performance-based criteria.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)
Nonvested, September 29, 2012	174,062	$14.24
Granted	924,651	21.35
Vested	(32,468)	12.35
Forfeited	(64,935)	12.35
Nonvested, September 28, 2013	1,001,310	$20.99	2.0
We recognized stock-based compensation expense related to performance shares, net of income taxes, of $2.4 million, $0.2 million and $0.3 million for fiscal 2013, 2012 and 2011, respectively. The related tax benefit for fiscal 2013, 2012 and 2011 was $1.5 million, $0.1 million and $0.2 million, respectively. As of September 28, 2013, we had $10 million of total unrecognized compensation based upon our progress toward the attainment of criteria related to performance-based share awards that will be recognized over a weighted average period of 2.0 years.

NOTE 15: PENSIONS AND OTHER POSTRETIREMENT BENEFITS
At September 28, 2013, we had four noncontributory defined benefit pension plans consisting of three funded qualified plans and one unfunded non-qualified plan. All three of our qualified plans are frozen and provide benefits based on a formula using years of service and a specified benefit rate. Effective January 1, 2004, we implemented a non-qualified defined benefit plan for certain contracted officers that uses a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our employees may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.
We have defined contribution retirement programs for various groups of employees. We recognized expenses of $50 million, $47 million and $45 million in fiscal 2013, 2012 and 2011, respectively.
We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods.
Other postretirement benefits include postretirement medical costs and life insurance.
Benefit Obligations And Funded Status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at September 28, 2013, and September 29, 2012:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2013	2012	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$101	$99	$81	$62	$64	$44
Service cost	—	—	5	5	2	1
Interest cost	4	4	3	3	2	2
Plan participants’ contributions	—	—	—	—	1	1
Actuarial (gain)/loss	(9)	5	(2)	13	7	25
Benefits paid	(10)	(7)	(2)	(2)	(5)	(9)
Benefit obligation at end of year	86	101	85	81	71	64
Change in plan assets
Fair value of plan assets at beginning of year	86	74	—	—	—	—
Actual return on plan assets	3	13	—	—	—	—
Employer contributions	6	6	2	2	4	8
Plan participants’ contributions	—	—	—	—	1	1
Benefits paid	(10)	(7)	(2)	(2)	(5)	(9)
Fair value of plan assets at end of year	85	86	—	—	—	—
Funded status	$(1)	$(15)	$(85)	$(81)	$(71)	$(64)

Amounts recognized in the Consolidated Balance Sheets consist of:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2013	2012	2013	2012	2013	2012
Accrued benefit liability	$(1)	$(15)	$(85)	$(81)	$(71)	$(64)
Accumulated other comprehensive (income)/loss:
Unrecognized actuarial loss	30	39	23	29	—	—
Unrecognized prior service (cost)/credit	—	—	—	1	(3)	(4)
Net amount recognized	$29	$24	$(62)	$(51)	$(74)	$(68)
At September 28, 2013, three pension plans had an accumulated benefit obligation in excess of plan assets. At September 29, 2012, all pension plans had an accumulated benefit obligation in excess of plan assets. Plans with accumulated benefit obligations in excess of plan assets are as follows:

			in millions
	Pension Benefits
	Qualified		Non-Qualified
	2013	2012	2013	2012
Projected benefit obligation	$27	$101	$85	$81
Accumulated benefit obligation	27	101	72	69
Fair value of plan assets	26	86	—	—
The accumulated benefit obligation for all qualified pension plans was $86 million and $101 million at September 28, 2013, and September 29, 2012, respectively.
Net Periodic Benefit Cost
Components of net periodic benefit cost for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows:

								in millions
	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$5	$5	$3	$2	$1	$—
Interest cost	4	4	5	3	3	2	2	2	2
Expected return on plan assets	(5)	(6)	(6)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	1	1	1	(1)	(1)	(1)
Recognized actuarial loss, net	4	3	3	3	1	—	7	24	1
Net periodic benefit cost	$3	$1	$2	$12	$10	$6	$10	$26	$2
As of September 28, 2013, the amounts expected to be reclassified into earnings within the next 12 months related to net periodic benefit cost for the qualified and non-qualified pensions are $2 million and $2 million, respectively.

Assumptions
Weighted average assumptions are as follows:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate to determine net periodic benefit cost	4.02%	4.53%	5.06%	4.23%	4.75%	5.50%	3.66%	4.09%	4.50%
Discount rate to determine benefit obligations	4.77%	4.02%	4.53%	5.09%	4.23%	4.75%	4.48%	3.66%	4.09%
Rate of compensation increase	N/A	N/A	N/A	3.50%	3.50%	3.50%	N/A	N/A	N/A
Expected return on plan assets	5.44%	6.37%	7.79%	N/A	N/A	N/A	N/A	N/A	N/A
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
We have three other postretirement benefit plans which are all healthcare related. Two of these plans, which benefit obligations totaled $23 million at September 28, 2013, were not impacted by healthcare cost trend rates as they consist of fixed annual payments. The remaining plan, which benefit obligation was $48 million at September 28, 2013, covers retirees who do not yet qualify for Medicare and utilized an assumed healthcare cost trend rate of 7.6%. A one-percentage point increase in assumed healthcare cost trend rate would have a $9 million impact on the postretirement benefit obligation. A one-percentage point decrease in assumed healthcare cost trend rate would have a $5 million impact on the postretirement benefit obligation.
Plan Assets
The fair value of plan assets for domestic pension benefit plans was $71 million and $69 million as of September 28, 2013, and September 29, 2012, respectively. The following table sets forth the actual and target asset allocation for pension plan assets:

	2013	2012	Target Asset Allocation
Cash	1.6%	1.6%	—%
Fixed Income Securities	79.1	46.0	83.0
U.S. Stock Funds	4.3	23.5	5.1
International Stock Funds	7.3	23.5	5.1
Real Estate	3.8	5.0	3.4
Alternatives	3.9	0.4	3.4
Total	100.0%	100.0%	100.0%
A foreign subsidiary pension plan had $14 million and $17 million in plan assets at September 28, 2013, and September 29, 2012, respectively. All of this plan’s assets are held in an insurance contract consistent with its target asset allocation.
The plan trustees have established a set of investment objectives related to the assets of the domestic pension plans and regularly monitor the performance of the funds and portfolio managers. Objectives for the pension assets are (i) to provide growth of capital and income, (ii) to achieve a target weighted average annual rate of return competitive with other funds with similar investment objectives and (iii) to diversify to reduce risk. The investment objectives and target asset allocation were amended for fiscal 2013. Alternative investments may include, but are not limited to, hedge funds, private equity funds and fixed income funds.

The following table shows the categories of pension plan assets and the level under which fair values were determined in the fair value hierarchy, which is described in Note 13: Fair Value Measurements.

	in millions
	September 28, 2013
	Level 1	Level 2 (a)	Level 3 (b)	Total
Cash and cash equivalents	$1	$—	$—	$1
Fixed Income Securities Bond Fund	—	56	—	56
Equity Securities:
U.S. stock funds	—	3	—	3
International stock funds	—	5	—	5
Global real estate funds	—	3	—	3
Total equity securities	—	11	—	11
Alternative Funds	—	—	3	3
Insurance Contract	—	—	14	14
Total plan assets	$1	$67	$17	$85

(a)
Valued using the net asset value (NAV) provided by the trustee, which is a practical expedient to estimating fair value. The NAV is based on the fair value of the underlying investments within the funds and is determined daily.

(b)	Valued using the plan’s own assumptions about the assumptions market participants would use in pricing the assets based on the best information available, such as investment manager pricing.
A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) is as follows:

		in millions
	Alternative funds	Insurance contract	Total
Balance at September 29, 2012	$—	$17	$17
Actual return on plan assets:
Assets still held at reporting date	—	1	1
Assets sold during the period	—	—	—
Purchases, sales and settlements, net	3	(4)	(1)
Transfers in and/or out of Level 3	—	—	—
Balance at September 28, 2013	$3	$14	$17
We believe there are no significant concentrations of risk within our plan assets as of September 28, 2013.
Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2014 are approximately $8 million. For fiscal 2013, 2012 and 2011, we funded $8 million, $8 million and $7 million, respectively, to pension plans.

Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

			in millions
	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2014	$6	$2	$6
2015	7	3	6
2016	5	3	6
2017	5	3	5
2018	6	4	5
2019-2023	27	27	29
The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in 2013 or thereafter.
NOTE 16: COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss are as follows:

		in millions
	2013	2012
Accumulated other comprehensive income (loss), net of taxes:
Unrealized net hedging gain (loss)	$(4)	$10
Unrealized net gain (loss) on investments	(2)	1
Currency translation adjustment	(69)	(32)
Postretirement benefits reserve adjustments	(33)	(42)
Total accumulated other comprehensive loss	$(108)	$(63)
The before and after tax changes in the components of other comprehensive income (loss) are as follows:

							in millions
	2013			2012			2011
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to Cost of Sales	$5	$(2)	$3	$16	$(7)	$9	$(25)	$10	$(15)
(Gain) loss reclassified to Other Income/Expense	4	(2)	2	(4)	2	(2)	—	—	—
Unrealized gain (loss)	(31)	12	(19)	16	(6)	10	4	(6)	(2)

Investments:
Gain reclassified to Other Income/Expense	(1)	—	(1)	—	—	—	—	—	—
Unrealized gain (loss)	(4)	2	(2)	—	—	—	(12)	4	(8)

Currency translation:
Translation gain reclassified to Other Income/Expense	(19)	(1)	(20)	—	—	—	—	—	—
Translation adjustment	(20)	3	(17)	2	1	3	(42)	1	(41)

Postretirement benefits (Note 15)	15	(6)	9	(6)	2	(4)	(21)	8	(13)
Total Other Comprehensive Income (Loss)	$(51)	$6	$(45)	$24	$(8)	$16	$(96)	$17	$(79)

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

	in millions
	Chicken	Beef	Pork	Prepared Foods	Other	Intersegment Sales	Consolidated
Fiscal year ended September 28, 2013
Sales	$12,296	$14,400	$5,408	$3,322	$46	$(1,098)	$34,374
Operating Income	646	296	332	101	—		1,375
Total Other (Income) Expense							118
Income from Continuing Operations before Income Taxes							1,257
Depreciation	291	87	30	61	5		474
Total Assets	5,820	2,798	931	1,176	1,452		12,177
Additions to property, plant and equipment	311	105	22	87	33		558
Fiscal year ended September 29, 2012
Sales	$11,368	$13,755	$5,510	$3,237	$167	$(982)	$33,055
Operating Income (Loss)	484	218	417	181	(14)		1,286
Total Other (Income) Expense							321
Income from Continuing Operations before Income Taxes							965
Depreciation	268	86	30	54	5		443
Total Assets	5,902	2,634	895	960	1,505		11,896
Additions to property, plant and equipment	451	100	32	99	8		690
Fiscal year ended October 1, 2011
Sales	$10,783	$13,549	$5,460	$3,215	$127	$(1,102)	$32,032
Operating Income (Loss)	168	468	560	117	(24)		1,289
Total Other (Income) Expense							211
Income from Continuing Operations before Income Taxes							1,078
Depreciation	259	84	28	58	4		433
Total Assets	5,412	2,610	960	943	1,146		11,071
Additions to property, plant and equipment	464	88	27	58	6		643
We allocate expenses related to corporate activities to the segments, while the related assets and additions to property, plant and equipment remain in Other.
The Pork segment had sales of $872 million, $771 million and $816 million for fiscal 2013, 2012 and 2011, respectively, from transactions with other operating segments. The Beef segment had sales of $226 million, $211 million and $286 million for fiscal 2013, 2012 and 2011, respectively, from transactions with other operating segments.
Our largest customer, Wal-Mart Stores, Inc., accounted for 13.0%, 13.8% and 13.3% of consolidated sales in fiscal 2013, 2012 and 2011, respectively. Sales to Wal-Mart Stores, Inc. were included in the Chicken, Beef, Pork and Prepared Foods segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.
The majority of our operations are domiciled in the United States. Approximately 96%, 95% and 96% of sales to external customers for fiscal 2013, 2012 and 2011, respectively, were sourced from the United States. Approximately $6.1 billion and $5.9 billion of long-lived assets were located in the United States at September 28, 2013, and September 29, 2012, respectively. Approximately $485 million and $564 million of long-lived assets were located in foreign countries, primarily Brazil, China, Mexico and India, at September 28, 2013, and September 29, 2012, respectively.
We sell certain products in foreign markets, primarily Brazil, Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea, Taiwan, and Vietnam. Our export sales from the United States totaled $4.2 billion, $4.0 billion and $4.1 billion for fiscal 2013, 2012 and 2011, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2013, 2012 and 2011.

NOTE 18: SUPPLEMENTAL CASH FLOWS INFORMATION
The following table summarizes cash payments for interest and income taxes:

			in millions
	2013	2012	2011
Interest, net of amounts capitalized	$114	$274	$174
Income taxes, net of refunds	310	187	311
NOTE 19: TRANSACTIONS WITH RELATED PARTIES
We have operating leases for two wastewater facilities with an entity owned by the Donald J. Tyson Revocable Trust (for which Mr. John Tyson, Chairman of the Company, is a trustee), Berry Street Waste Water Treatment Plant, LP (90% of which is owned by Tyson Limited Partnership (“TLP”)), and the sisters of Mr. Tyson. Total payments of approximately $1 million in each of fiscal 2013, 2012 and 2011 were paid to such entity.
In fiscal 2012 and 2011, we had an aircraft lease agreement with Tyson Family Aviation, LLC, of which Mr. Don Tyson (then our Senior Chairman), Mr. John Tyson and the Randal W. Tyson Testamentary Trust were members. Upon Mr. Don Tyson’s death on January 6, 2011, his membership interest passed to a trust in which Mr. John Tyson is a trustee. During fiscal 2012, Tyson Family Aviation, LLC sold the aircraft to a non-related party and we entered into an aircraft lease agreement with the new owner. Total payments to Tyson Family Aviation, LLC of approximately $0.4 million and $1 million were paid in fiscal 2012 and 2011, respectively.
As part of the Company's previously approved stock repurchase plan, on September 11, 2013, we purchased one million shares of Class A common stock from the Tyson Limited Partnership for $29.85 million or $29.85 per share. The Tyson Limited Partnership, of which John Tyson and director Barbara Tyson are general partners, owns 70 million shares, or 99.981% of Class B Common Stock and 2 million shares of Class A common stock, giving it control of approximately 72.46% of the total voting power of our outstanding voting stock.
NOTE 20: COMMITMENTS AND CONTINGENCIES
Commitments
We lease equipment, properties and certain farms for which total rentals approximated $200 million, $193 million and $183 million, in fiscal 2013, 2012 and 2011, respectively. Most leases have initial terms of up to seven years, some with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.
Minimum lease commitments under non-cancelable leases at September 28, 2013, were:

in millions
2014	$97
2015	69
2016	46
2017	27
2018	16
2019 and beyond	78
Total	$333
We guarantee obligations of certain outside third parties, which consists of a lease and grower loans, all of which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of September 28, 2013, was $64 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next seven years. The maximum potential amount of the residual value guarantees is $58 million, of which $52 million would be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At September 28, 2013, and September 29, 2012, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of September 28, 2013, was approximately $340 million. The total receivables under these programs were $44 million and $25 million at September 28, 2013, and September 29, 2012, respectively, and are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $15 million and $10 million at September 28, 2013, and September 29, 2012, respectively.
Additionally, we enter into future purchase commitments for various items, such as grains, livestock contracts and fixed grower fees. At September 28, 2013, these commitments totaled:

in millions
2014	$1,482
2015	54
2016	48
2017	33
2018	24
2019 and beyond	74
Total	$1,715
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

We have pending against us a lawsuit styled DeAsencio v. Tyson Foods, Inc. (E.D. Pennsylvania, August 22, 2000) in which the plaintiffs allege that we failed to compensate certain poultry plant employees for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act (FLSA). They seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees. Plaintiffs appealed a jury verdict and final judgment entered in our favor on June 22, 2006. On September 7, 2007, the U.S. Court of Appeals for the Third Circuit reversed the jury verdict and remanded the case to the District Court for further proceedings. We sought rehearing en banc, which was denied by the Court of Appeals on October 5, 2007. The United States Supreme Court denied our petition for a writ of certiorari on June 9, 2008. On October 4, 2013, the District Court ordered the parties to provide a status report within ten days or the case would be dismissed without prejudice. Neither party made such a filing, so the case was dismissed without prejudice.

We have pending eleven separate wage and hour actions involving Tyson Fresh Meats Inc.’s plants located in Garden City, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, May 15, 2006); Storm Lake, Iowa (Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007); Columbus Junction, Iowa (Guyton (f/k/a Robinson), et al. v. Tyson Foods, Inc., d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007); Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., D. Nebraska, February 29, 2008); Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., D. Nebraska, January 16, 2008); Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008); Goodlettsville, Tennessee (Abadeer v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc., M.D. Tennessee, February 6, 2009); Emporia, Kansas (Abdiaziz, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, September 30, 2011); and Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008; and DeVoss v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, C.D. Illinois, March 2, 2011). The actions allege we failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the FLSA and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction.

•
After a trial in the Garcia case involving our Garden City, Kansas facility, a jury verdict in favor of the plaintiffs was entered on March 17, 2011. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $503,011. Plaintiffs’ counsel filed an application for attorneys’ fees and expenses which we contested. On December 7, 2012, the court granted plaintiffs' counsel's application and awarded a total of $3,609,723. We filed an appeal with the Tenth Circuit Court of Appeals on December 27, 2012. Oral argument is scheduled for November 18, 2013.

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

•
A bench trial was held in the Acosta case, which involves our Madison, Nebraska pork plant, in January 2013. In May 2013 the trial court awarded the plaintiffs $5,733,943 for unpaid overtime wages. Subsequently, the court ordered the class of plaintiffs expanded, and the plaintiffs submitted an updated calculation of $6,258,492 for unpaid overtime wages as reflected by payroll data through the date of its order expanding the class. A judgment has not yet been entered.

•
A jury trial in the Gomez case, which involves our Dakota City, Nebraska beef plant, was held, and the jury found in favor of the plaintiffs on April 3, 2013. On October 2, 2013, the trial court denied the parties’ post-trial motions and entered judgment awarding unpaid overtime wages, liquidated damages, and penalties totaling $4,960,787. We filed a notice of appeal on November 12, 2013.

•
The trial court in the Edwards case, which involves the Perry and Waterloo, Iowa facilities, decertified the state law class and granted other pre-trial motions that resulted in judgment in our favor with respect to the plaintiffs’ claims.

•
The parties in the Carter case, which involves our Logansport, Indiana pork plant, agreed to settle all claims for $950,000. The parties filed a joint motion for approval of the settlement, but the plaintiffs subsequently filed a motion to certify a class of plaintiffs while the joint motion for approval of the settlement was pending. On October 30, 2013 we filed a motion with the court to enforce the settlement.

•
The trial court in the Abadeer case, which involves the Goodlettsville, Tennessee plant, granted the plaintiffs’ motion for summary judgment in part, finding that certain pre- and post-shift activities were compensable and our non-payment for those activities was willful and not in good faith. The trial for the remaining issues, including damages, is scheduled to begin April 15, 2014.

We have pending one wage and hour action involving our Tyson Prepared Foods plant located in Jefferson, Wisconsin (Weissman, et al. v. Tyson Prepared Foods, Inc., Jefferson County (Wisconsin) Circuit Court, October 20, 2010). The plaintiffs allege that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and the associated time it takes to walk to and from their workstations post-donning and pre-doffing of protective and sanitary clothing. Six named plaintiffs seek to act as state law class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs. On May 16, 2011, the plaintiffs filed a motion to certify a state law class of all hourly employees who have worked at the Jefferson plant from October 20, 2008, to the present. We filed motions for summary judgment seeking dismissal of the claims, or, in the alternative, to limit the claims made for non-compensable clothes changing activities. The court granted summary judgment in favor of Tyson on August 31, 2012, and the plaintiffs filed a notice of appeal on October 5, 2012. On August 1, 2013, the appeals court reversed and remanded the case to the trial court, concluding that the applicable activities at this plant are compensable, subject to certain defenses. We have petitioned the Wisconsin Supreme Court for further review.

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

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

		in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Sales	$8,366	$8,383	$8,731	$8,894
Gross profit	539	468	682	669
Operating income	304	236	419	416
Net income	168	106	245	259
Amounts attributable to Tyson:
Net income from continuing operations	177	157	253	261
Net loss from discontinued operation	(4)	(62)	(4)	—
Net income attributable to Tyson	173	95	249	261

Net income per share from continuing operations attributable to Tyson:
Class A Basic	$0.51	$0.45	$0.73	$0.77
Class B Basic	$0.46	$0.40	$0.66	$0.70
Diluted	$0.49	$0.43	$0.69	$0.70
Net loss per share from discontinued operation attributable to Tyson:
Class A Basic	$(0.01)	$(0.18)	$(0.01)	$—
Class B Basic	$(0.01)	$(0.15)	$(0.02)	$—
Diluted	$(0.01)	$(0.17)	$(0.01)	$—
Net income per share attributable to Tyson:
Class A Basic	$0.50	$0.27	$0.72	$0.77
Class B Basic	$0.45	$0.25	$0.64	$0.70
Diluted	$0.48	$0.26	$0.68	$0.70
2012
Sales	$8,258	$8,221	$8,261	$8,315
Gross profit	497	537	566	590
Operating income	284	306	342	354
Net income	156	166	73	181
Amounts attributable to Tyson:
Net income from continuing operations	162	170	82	207
Net loss from discontinued operation	(6)	(4)	(6)	(22)
Net income attributable to Tyson	156	166	76	185

Net income per share from continuing operations attributable to Tyson:
Class A Basic	$0.45	$0.48	$0.23	$0.59
Class B Basic	$0.41	$0.43	$0.20	$0.53
Diluted	$0.43	$0.46	$0.22	$0.57
Net loss per share from discontinued operation attributable to Tyson:
Class A Basic	$(0.02)	$(0.01)	$(0.02)	$(0.06)
Class B Basic	$(0.02)	$(0.01)	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.06)
Net income per share attributable to Tyson:
Class A Basic	$0.43	$0.47	$0.21	$0.53
Class B Basic	$0.39	$0.42	$0.19	$0.48
Diluted	$0.42	$0.44	$0.21	$0.51

Second quarter fiscal 2013 net income included a $19 million currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada and included a $56 million non-cash charge, reported as a discontinued operation, related to the impairment of Weifang.
Third quarter fiscal 2012 net income included a $167 million pretax charge related to the early extinguishment of debt. Fourth quarter fiscal 2012 net income included a $15 million non-cash charge related to the impairment of Weifang.
NOTE 22: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

Condensed Consolidating Statement of Income and Comprehensive Income for the year ended September 28, 2013				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$431	$19,243	$16,120	$(1,420)	$34,374
Cost of Sales	40	18,464	14,932	(1,420)	32,016
Gross Profit	391	779	1,188	—	2,358
Selling, General and Administrative	68	201	714	—	983
Operating Income	323	578	474	—	1,375
Other (Income) Expense:
Interest expense, net	36	62	40	—	138
Other, net	4	(1)	(23)	—	(20)
Equity in net earnings of subsidiaries	(582)	(40)	—	622	—
Total Other (Income) Expense	(542)	21	17	622	118
Income from Continuing Operations before Income Taxes	865	557	457	(622)	1,257
Income Tax Expense	87	172	150	—	409
Income from Continuing Operations	778	385	307	(622)	848
Loss from Discontinued Operation, Net of Tax	—	—	(70)	—	(70)
Net Income	778	385	237	(622)	778
Less: Net Loss Attributable to Noncontrolling Interests	—	—	—	—	—
Net Income Attributable to Tyson	$778	$385	$237	$(622)	$778

Comprehensive Income (Loss)	$733	$380	$212	$(592)	$733
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	—	—	—
Comprehensive Income (Loss) Attributable to Tyson	$733	$380	$212	$(592)	$733

Condensed Consolidating Statement of Income and Comprehensive Income for the year ended September 29, 2012				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$352	$18,832	$15,152	$(1,281)	$33,055
Cost of Sales	(4)	18,088	14,061	(1,280)	30,865
Gross Profit	356	744	1,091	(1)	2,190
Selling, General and Administrative	59	205	641	(1)	904
Operating Income	297	539	450	—	1,286
Other (Income) Expense:
Interest expense, net	49	143	152	—	344
Other, net	1	—	(24)	—	(23)
Equity in net earnings of subsidiaries	(427)	(43)	—	470	—
Total Other (Income) Expense	(377)	100	128	470	321
Income from Continuing Operations before Income Taxes	674	439	322	(470)	965
Income Tax Expense	91	130	130	—	351
Income from Continuing Operations	583	309	192	(470)	614
Loss from Discontinued Operation, Net of Tax	—	—	(38)	—	(38)
Net Income	583	309	154	(470)	576
Less: Net Loss Attributable to Noncontrolling Interests	—	—	(7)	—	(7)
Net Income Attributable to Tyson	$583	$309	$161	$(470)	$583

Comprehensive Income (Loss)	$599	$324	$166	$(497)	$592
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	(7)	—	(7)
Comprehensive Income (Loss) Attributable to Tyson	$599	$324	$173	$(497)	$599

Condensed Consolidating Statement of Income and Comprehensive Income for the year ended October 1, 2011				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$157	$18,636	$14,466	$(1,227)	$32,032
Cost of Sales	29	17,461	13,574	(1,227)	29,837
Gross Profit	128	1,175	892	—	2,195
Selling, General and Administrative	52	215	639	—	906
Operating Income	76	960	253	—	1,289
Other (Income) Expense:
Interest expense, net	(26)	148	109	—	231
Other, net	(9)	—	(11)	—	(20)
Equity in net earnings of subsidiaries	(673)	(115)	—	788	—
Total Other (Income) Expense	(708)	33	98	788	211
Income from Continuing Operations before Income Taxes	784	927	155	(788)	1,078
Income Tax Expense	34	272	34	—	340
Income from Continuing Operations	750	655	121	(788)	738
Loss from Discontinued Operation, Net of Tax	—	—	(5)	—	(5)
Net Income	750	655	116	(788)	733
Less: Net Loss Attributable to Noncontrolling Interests	—	—	(17)	—	(17)
Net Income Attributable to Tyson	$750	$655	$133	$(788)	$750

Comprehensive Income (Loss)	$671	$606	$77	$(700)	$654
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	(17)	—	(17)
Comprehensive Income (Loss) Attributable to Tyson	$671	$606	$94	$(700)	$671

Condensed Consolidating Balance Sheet as of September 28, 2013				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$21	$1,124	$—	$1,145
Accounts receivable, net	—	571	926	—	1,497
Inventories	—	1,039	1,778	—	2,817
Other current assets	351	88	117	(411)	145
Total Current Assets	351	1,719	3,945	(411)	5,604
Net Property, Plant and Equipment	32	891	3,130	—	4,053
Goodwill	—	881	1,021	—	1,902
Intangible Assets	—	21	117	—	138
Other Assets	895	162	244	(821)	480
Investment in Subsidiaries	11,975	2,035	—	(14,010)	—
Total Assets	$13,253	$5,709	$8,457	$(15,242)	$12,177
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$457	$132	$251	$(327)	$513
Accounts payable	27	575	757	—	1,359
Other current liabilities	4,625	200	901	(4,588)	1,138
Total Current Liabilities	5,109	907	1,909	(4,915)	3,010
Long-Term Debt	1,770	679	241	(795)	1,895
Deferred Income Taxes	24	93	362	—	479
Other Liabilities	149	155	282	(26)	560

Total Tyson Shareholders’ Equity	6,201	3,875	5,631	(9,506)	6,201
Noncontrolling Interests	—	—	32	—	32
Total Shareholders’ Equity	6,201	3,875	5,663	(9,506)	6,233
Total Liabilities and Shareholders’ Equity	$13,253	$5,709	$8,457	$(15,242)	$12,177

Condensed Consolidating Balance Sheet as of September 29, 2012				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$1	$9	$1,061	$—	$1,071
Accounts receivable, net	1	499	878	—	1,378
Inventories	—	950	1,859	—	2,809
Other current assets	139	100	90	(184)	145
Total Current Assets	141	1,558	3,888	(184)	5,403
Net Property, Plant and Equipment	31	873	3,118	—	4,022
Goodwill	—	881	1,010	—	1,891
Intangible Assets	—	26	103	—	129
Other Assets	1,257	151	251	(1,208)	451
Investment in Subsidiaries	11,849	2,005	—	(13,854)	—
Total Assets	$13,278	$5,494	$8,370	$(15,246)	$11,896
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$439	$—	$167	$(91)	$515
Accounts payable	10	558	804	—	1,372
Other current liabilities	4,887	144	766	(4,854)	943
Total Current Liabilities	5,336	702	1,737	(4,945)	2,830
Long-Term Debt	1,774	809	486	(1,152)	1,917
Deferred Income Taxes	—	135	432	(9)	558
Other Liabilities	156	146	294	(47)	549

Total Tyson Shareholders’ Equity	6,012	3,702	5,391	(9,093)	6,012
Noncontrolling Interests	—	—	30	—	30
Total Shareholders’ Equity	6,012	3,702	5,421	(9,093)	6,042
Total Liabilities and Shareholders’ Equity	$13,278	$5,494	$8,370	$(15,246)	$11,896

Condensed Consolidating Statement of Cash Flows for the year ended September 28, 2013				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$294	$337	$696	$(13)	$1,314
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(4)	(113)	(441)	—	(558)
(Purchases of)/Proceeds from marketable securities, net	—	(13)	(5)	—	(18)
Proceeds from notes receivable	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	(106)	—	(106)
Other, net	—	3	36	—	39
Cash Provided by (Used for) Investing Activities	(4)	(123)	(516)	—	(643)
Cash Flows from Financing Activities:
Net change in debt	5	—	(28)	—	(23)
Purchase of redeemable noncontrolling interest	—	—	—	—	—
Purchases of Tyson Class A common stock	(614)	—	—	—	(614)
Dividends	(104)	—	(13)	13	(104)
Stock options exercised	123	—	—	—	123
Other, net	18	—	—	—	18
Net change in intercompany balances	281	(202)	(79)	—	—
Cash Provided by (Used for) Financing Activities	(291)	(202)	(120)	13	(600)
Effect of Exchange Rate Change on Cash	—	—	3	—	3
Increase (Decrease) in Cash and Cash Equivalents	(1)	12	63	—	74
Cash and Cash Equivalents at Beginning of Year	1	9	1,061	—	1,071
Cash and Cash Equivalents at End of Year	$—	$21	$1,124	$—	$1,145

Condensed Consolidating Statement of Cash Flows for the year ended September 29, 2012				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$312	$438	$447	$(10)	$1,187
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(104)	(585)	—	(690)
(Purchases of)/Proceeds from marketable securities, net	—	(7)	(4)	—	(11)
Proceeds from notes receivable	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other, net	1	5	35	—	41
Cash Provided by (Used for) Investing Activities	—	(106)	(554)	—	(660)
Cash Flows from Financing Activities:
Net change in debt	107	—	16	—	123
Purchase of redeemable noncontrolling interest	—	—	—	—	—
Purchases of Tyson Class A common stock	(264)	—	—	—	(264)
Dividends	(57)	—	(10)	10	(57)
Stock options exercised	34	—	—	—	34
Other, net	(8)	—	1	—	(7)
Net change in intercompany balances	(124)	(324)	448	—	—
Cash Provided by (Used for) Financing Activities	(312)	(324)	455	10	(171)
Effect of Exchange Rate Change on Cash	—	—	(1)	—	(1)
Increase (Decrease) in Cash and Cash Equivalents	—	8	347	—	355
Cash and Cash Equivalents at Beginning of Year	1	1	714	—	716
Cash and Cash Equivalents at End of Year	$1	$9	$1,061	$—	$1,071

Condensed Consolidating Statement of Cash Flows for the year ended October 1, 2011				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$31	$564	$471	$(20)	$1,046
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(107)	(535)	—	(643)
(Purchases of)/Proceeds from marketable securities, net	—	(57)	(23)	—	(80)
Proceeds from notes receivable	—	—	51	—	51
Acquisitions, net of cash acquired	—	—	—	—	—
Other, net	23	—	5	—	28
Cash Provided by (Used for) Investing Activities	22	(164)	(502)	—	(644)
Cash Flows from Financing Activities:
Net change in debt	(391)	(6)	12	—	(385)
Purchase of redeemable noncontrolling interest	—	—	(66)	—	(66)
Purchases of Tyson Class A common stock	(207)	—	—	—	(207)
Dividends	(59)	—	(20)	20	(59)
Stock options exercised	51	—	—	—	51
Other, net	(2)	—	10	—	8
Net change in intercompany balances	554	(395)	(159)	—	—
Cash Provided by (Used for) Financing Activities	(54)	(401)	(223)	20	(658)
Effect of Exchange Rate Change on Cash	—	—	(6)	—	(6)
Increase (Decrease) in Cash and Cash Equivalents	(1)	(1)	(260)	—	(262)
Cash and Cash Equivalents at Beginning of Year	2	2	974	—	978
Cash and Cash Equivalents at End of Year	$1	$1	$714	$—	$716

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Tyson Foods, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Tyson Foods, Inc. and its subsidiaries at September 28, 2013 and September 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
November 18, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 28, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
In the quarter ended September 28, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2013. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).
Based on this evaluation under the framework in Internal Control – Integrated Framework (1992) issued by COSO, Management concluded the Company’s internal control over financial reporting was effective as of September 28, 2013.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2013 financial statements included in this Form 10-K has also audited the Company’s internal control over financial reporting. Their report appears in Part II, Item 8.
ITEM 9B. OTHER INFORMATION
On November 15, 2013, we entered into new employment agreements with Donnie King and Noel White pursuant to their appointments to the positions of President of Prepared Foods, Customer and Consumer Solutions and President of Poultry, respectively. These contracts replace the previous contracts for these officers entered into effective November 14, 2012.
Mr. King’s agreement provides for an annual base salary of $800,000. Mr. White’s agreement provides for an annual base salary of $725,000. Both agreements provide eligibility for participation in the Company’s annual performance incentive plan and supplemental executive retirement plan, as well as any benefit programs generally applicable to employees of the Company. In addition, Mr. King and Mr. White are eligible to receive, on such dates specified by the Company consistent with the Company’s treatment of similarly-situated employees, performance and stock incentive awards under the Company’s incentive plans then in effect (if any), subject to the discretion of senior management.
Mr. King and Mr. White are also entitled to the use of certain Company-owned assets, including aircraft for up to 25 hours annually, provided that such use does not interfere with the Company’s use of such assets and is consistent with the Company’s then existing policies. In addition, the Company will reimburse and gross-up any and all income tax liability of Mr. King or Mr. White in connection with the use of such Company-owned assets.
Both Mr. King and Mr. White may terminate their employment under the agreement, subject to confidentiality and non-compete obligations contained therein, upon thirty (30) days’ prior written notice to the Company. The Company has the right to terminate the agreement at any time upon written notice to either Mr. King or Mr. White. Any such termination without cause is subject to the Company’s obligation to continue to pay base salary for a period of time following termination consistent with the Company’s severance policy for similarly-situated officers and subject to provisions relating to the early vesting of stock options, restricted stock and performance stock awards.
Upon the occurrence of a change in control (as defined in the agreement), all previously granted restricted stock, performance stock and stock option awards will be treated in accordance with the applicable award agreement.
Copies of these agreements are filed as Exhibits 10.17 and 10.19 to this Form 10-K.

On November 18, 2013, James V. Lochner, the Company’s Chief Operating Officer, announced that he would retire on September 20, 2014. In connection with his announcement, the Company and Mr. Lochner entered into an amendment to Mr. Lochner’s November 14, 2012 employment agreement which provides that his employment agreement will terminate on September 20, 2014 and that he and the Company will enter into an advisory agreement effective September 21, 2014 to furnish advisory and consulting services to the Company for three years.
Under the advisory agreement, the Company will pay $438,611 to Mr. Lochner annually, as well as provide Mr. Lochner and his spouse coverage under the Company’s health care plan at the same cost paid by similarly-situated participants. Mr. Lochner will also be entitled to annual payments under the Company’s supplemental executive retirement plan beginning in 2015 in the amount of $561,389, less any required tax withholdings. The advisory agreement also contains certain confidentiality, non-competition, and non-solicitation provisions in favor of the Company.
A copy of this amendment is filed as Exhibit 10.12 to this Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held January 31, 2014 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Executive Officers of the Company” in Part I of this Report.
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
ITEM 11. EXECUTIVE COMPENSATION
See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal 2013,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee,” and “Compensation and Leadership Development Committee Interlocks and Insider Participation” in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of the Securities and Exchange Commission Regulation S-K, the material appearing under the sub-heading “Report of the Compensation and Leadership Development Committee” shall not be deemed to be “filed” with the Commission, other than as provided in this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of September 28, 2013:

	Equity Compensation Plan Information
	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in column (a))
Equity compensation plans approved by security holders	13,912,168	$16.59	61,280,047
Equity compensation plans not approved by security holders	—	—	—
Total	13,912,168	$16.59	61,280,047

(a)	Outstanding options granted by the Company
(b)	Weighted average price of outstanding options
(c)	Shares available for future issuance as of September 28, 2013, under the Stock Incentive Plan (35,365,400), the Employee Stock Purchase Plan (18,267,039) and the Retirement Savings Plan (7,647,608)

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
Consolidated Statements of Income
for the three years ended September 28, 2013
Consolidated Statements of Comprehensive Income
for the three years ended September 28, 2013
Consolidated Balance Sheets at
September 28, 2013, and September 29, 2012
Consolidated Statements of Shareholders’ Equity
for the three years ended September 28, 2013
Consolidated Statements of Cash Flows
for the three years ended September 28, 2013
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Financial Statement Schedule - Schedule II Valuation and Qualifying
Accounts for the three years ended September 28, 2013
All other schedules are omitted because they are neither applicable nor required.
The exhibits filed with this report are listed in the Exhibit Index at the end of Item 15.

EXHIBIT INDEX
Exhibit No.

3.1
Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 1998, Commission File No. 001-14704, and incorporated herein by reference).

3.2
Fifth Amended and Restated By-laws of the Company (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed for the period ended June 29, 2013, Commission File No. 001-14704, and incorporated herein by reference).

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

4.8
Form of 4.50% Senior Note due 2022 (previously filed as Exhibit 4.2 and included in Exhibit 4.1 to the Company's Current Report on Form 8‑K filed June 13, 2012, Commission File No. 001‑14704, and incorporated herein by reference).

10.1
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

10.8
Employment Agreement, dated as of November 25, 2012, by and between the Company and John Tyson (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.9
Employment Agreement, dated August 27, 2012, by and between the Company and Curt T. Calaway (previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.10
Employment Agreement, dated November 14, 2012, by and between the Company and Donald J. Smith (previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.11
Employment Agreement, dated November 14, 2012, by and between the Company and James V. Lochner (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.12	Employment Agreement, dated November 15, 2013, by and between the Company and James V. Lochner.

10.13
Employment Agreement, dated November 14, 2012, by and between the Company and David Van Bebber (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.14
Employment Agreement, dated November 14, 2012, by and between the Company and Dennis Leatherby (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.15
Employment Agreement, dated November 14, 2012, by and between the Company and Kenneth J. Kimbro (previously filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.16
Employment Agreement, dated November 14, 2012, by and between the Company and Donnie D. King (previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.17	Employment Agreement, dated November 15, 2013, by and between the Company and Donnie D. King.

10.18
Employment Agreement, dated November 14, 2012, by and between the Company and Noel W. White (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.19	Employment Agreement, dated November 15, 2013, by and between the Company and Noel W. White.

10.20	Employment Agreement, dated November 15, 2013, by and between the Company and Howell P. Carper.

10.21	Employment Agreement, dated November 12, 2013, by and between the Company and Stephen R. Stouffer.

10.22
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

10.25
Amended and Restated Tyson Foods, Inc. Employee Stock Purchase Plan, effective as of February 1, 2013 (previously filed as Exhibit 99.2 to Registration Statement on Form S-8, filed with the Commission on February 22, 2013, Registration No. 333-186797, and incorporated herein by reference).

10.26	First Amendment to the Tyson Foods, Inc. Employee Stock Purchase Plan, effective February 1, 2013.

10.27	Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective January 1, 2013.

10.28
Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective February 1, 2013 (previously filed as Exhibit 99.1 to Registration Statement on Form S-8, filed with the Commission on February 22, 2013, Registration No. 333-186797, and incorporated herein by reference).

10.29	First Amendment to the Tyson Foods, Inc. 2000 Stock Incentive Plan effective May 1, 2013.

10.30	Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective November 14, 2013.

10.31
Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2011 (previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

10.32	First Amendment to the Retirement Savings Plan of Tyson Foods, Inc., as Amended and Restated as of January 1, 2011.

10.33
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

10.37
Form of Stock Incentive Agreement with key employees and contracted employees at band level 3-9 pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012 (previously filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.38
Form of Stock Incentive Agreement with the remaining contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012 (previously filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

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

10.45
Form of Stock Option Grant Agreement with non-contracted employees pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2011 (previously filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.46
Form of Stock Option Grant Agreement with contracted employees at band level 1-5 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2011 (previously filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.47
Form of Stock Option Grant Agreement with key employees and contracted employees at band level 6-9 pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2011 (previously filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.48
Form of Stock Incentive Agreement pursuant to which stock options are granted to contracted employees under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012 (previously filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.49
Form of Stock Incentive Agreement pursuant to which stock options are granted to non-contracted employees under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012 (previously filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.50
Form of Performance Stock Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 4, 2010 (previously filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

10.51
Form of Performance Stock Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 3, 2011 (previously filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.52
Form of Stock Incentive Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012 (previously filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.53
Tyson Foods, Inc. Severance Pay Plan for Contracted Employees, effective October 31, 2012 (previously filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

12.1	Calculation of Ratio of Earnings to Fixed Charges.

14.1	Code of Conduct of the Company.

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers, LLP.

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Annual Report on Form 10-K for the year ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Dennis Leatherby	November 18, 2013
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Kathleen M. Bader	Director	November 18, 2013
Kathleen M. Bader

/s/ Guardie E. Banister Jr.	Director	November 18, 2013
Gaurdie E. Banister Jr.

/s/ Curt T. Calaway	Senior Vice President, Controller and	November 18, 2013
Curt T. Calaway	Chief Accounting Officer

/s/ Jim Kever	Director	November 18, 2013
Jim Kever

/s/ Dennis Leatherby	Executive Vice President and Chief Financial Officer	November 18, 2013
Dennis Leatherby

/s/ Kevin M. McNamara	Director	November 18, 2013
Kevin M. McNamara

/s/ Brad T. Sauer	Director	November 18, 2013
Brad T. Sauer

/s/ Donnie Smith	President and Chief Executive Officer	November 18, 2013
Donnie Smith

/s/ Robert C. Thurber	Director	November 18, 2013
Robert C. Thurber

/s/ Barbara A. Tyson	Director	November 18, 2013
Barbara A. Tyson

/s/ John Tyson	Chairman of the Board of Directors	November 18, 2013
John Tyson

/s/ Albert C. Zapanta	Director	November 18, 2013
Albert C. Zapanta

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended September 28, 2013

					in millions
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
2013	$33	$17	$—	$(4)	$46
2012	31	7	—	(5)	33
2011	32	3	—	(4)	31
Inventory Lower of Cost or Market Allowance:
2013	$24	$49	$—	$(57)	$16
2012	6	52	—	(34)	24
2011	2	12	—	(8)	6
Valuation Allowance on Deferred Tax Assets:
2013	$78	$8	$—	$(9)	$77
2012	92	16	—	(30)	78
2011	96	16	—	(20)	92