Form 10-Q
period 2013-12-28
TYSON FOODS INC
filed 2014-01-31
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 28, 2013.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	270,275,107
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,805

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012
Sales	$8,761	$8,366
Cost of Sales	8,076	7,827
Gross Profit	685	539
Selling, General and Administrative	273	235
Operating Income	412	304
Other (Income) Expense:
Interest income	(2)	(1)
Interest expense	28	37
Other, net	3	—
Total Other (Income) Expense	29	36
Income from Continuing Operations before Income Taxes	383	268
Income Tax Expense	131	96
Income from Continuing Operations	252	172
Loss from Discontinued Operation, Net of Tax	—	(4)
Net Income	252	168
Less: Net Loss Attributable to Noncontrolling Interests	(2)	(5)
Net Income Attributable to Tyson	$254	$173
Amounts Attributable to Tyson:
Net Income from Continuing Operations	254	177
Net Loss from Discontinued Operation	—	(4)
Net Income Attributable to Tyson	$254	$173
Weighted Average Shares Outstanding:
Class A Basic	271	285
Class B Basic	70	70
Diluted	354	362
Net Income Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.76	$0.51
Class B Basic	$0.68	$0.46
Diluted	$0.72	$0.49
Net Loss Per Share from Discontinued Operation Attributable to Tyson:
Class A Basic	$—	$(0.01)
Class B Basic	$—	$(0.01)
Diluted	$—	$(0.01)
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.76	$0.50
Class B Basic	$0.68	$0.45
Diluted	$0.72	$0.48
Dividends Declared Per Share:
Class A	$0.100	$0.160
Class B	$0.090	$0.144
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012
Net Income	$252	$168
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(2)	(9)
Investments	3	(2)
Currency translation	(11)	(1)
Postretirement benefits	2	1
Total Other Comprehensive Income (Loss), Net of Taxes	(8)	(11)
Comprehensive Income	244	157
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(2)	(5)
Comprehensive Income Attributable to Tyson	$246	$162
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	December 28, 2013	September 28, 2013
Assets
Current Assets:
Cash and cash equivalents	$825	$1,145
Accounts receivable, net	1,497	1,497
Inventories	2,778	2,817
Other current assets	130	145
Total Current Assets	5,230	5,604
Net Property, Plant and Equipment	4,072	4,053
Goodwill	1,907	1,902
Intangible Assets	133	138
Other Assets	502	480
Total Assets	$11,844	$12,177

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$52	$513
Accounts payable	1,477	1,359
Other current liabilities	1,077	1,138
Total Current Liabilities	2,606	3,010
Long-Term Debt	1,890	1,895
Deferred Income Taxes	450	479
Other Liabilities	582	560
Commitments and Contingencies (Note 15)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,388	2,292
Retained earnings	5,219	4,999
Accumulated other comprehensive loss	(116)	(108)
Treasury stock, at cost – 52 million shares at December 28, 2013, and 48 million shares at September 28, 2013	(1,245)	(1,021)
Total Tyson Shareholders’ Equity	6,285	6,201
Noncontrolling Interests	31	32
Total Shareholders’ Equity	6,316	6,233
Total Liabilities and Shareholders’ Equity	$11,844	$12,177
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012
Cash Flows From Operating Activities:
Net income	$252	$168
Depreciation and amortization	127	130
Deferred income taxes	(15)	(9)
Convertible debt discount	(92)	—
Other, net	22	23
Net changes in working capital	67	(122)
Cash Provided by Operating Activities	361	190
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(140)	(157)
Purchases of marketable securities	(10)	(7)
Proceeds from sale of marketable securities	9	8
Other, net	(3)	4
Cash Used for Investing Activities	(144)	(152)
Cash Flows From Financing Activities:
Payments on debt	(379)	(35)
Net proceeds from borrowings	6	24
Purchases of Tyson Class A common stock	(159)	(115)
Dividends	(25)	(53)
Stock options exercised	12	19
Other, net	5	2
Cash Used for Financing Activities	(540)	(158)
Effect of Exchange Rate Changes on Cash	3	—
Decrease in Cash and Cash Equivalents	(320)	(120)
Cash and Cash Equivalents at Beginning of Year	1,145	1,071
Cash and Cash Equivalents at End of Period	$825	$951
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: ACCOUNTING POLICIES
BASIS OF PRESENTATION
The consolidated condensed financial statements have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended September 28, 2013. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of December 28, 2013, and the results of operations for the three months ended December 28, 2013, and December 29, 2012. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
VARIABLE INTEREST ENTITIES
We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity for which we consolidate as we are the primary beneficiary. At December 28, 2013, Dynamic Fuels had $160 million of total assets, of which $138 million was net property, plant and equipment, and $113 million of total liabilities, of which $100 million was long-term debt. At September 28, 2013, Dynamic Fuels had $166 million of total assets, of which $142 million was net property, plant and equipment, and $113 million of total liabilities, of which $100 million was long-term debt.
SHARE REPURCHASES
A summary of cumulative share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended
	December 28, 2013		December 29, 2012
	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	4.6	$150	5.1	$100
To fund certain obligations under equity compensation plans	0.3	9	0.8	15
Total share repurchases	4.9	$159	5.9	$115
As of December 28, 2013, 9.6 million shares remained available for repurchase. On January 30, 2014, our Board of Directors approved an increase of 25 million shares authorized for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In December 2011 and February 2013, the Financial Accounting Standards Board (FASB) issued guidance enhancing disclosures related to offsetting of certain assets and liabilities. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We adopted this guidance in the first quarter of fiscal 2014. The adoption did not have a significant impact on our consolidated condensed financial statements.

NOTE 2: ACQUISITIONS
During fiscal 2013, we acquired two value-added food businesses as part of our strategic expansion initiative, which are included in our Prepared Foods segment. The aggregate purchase price of the acquisitions was $106 million, which included $50 million for property, plant and equipment, $41 million allocated to Intangible Assets and $12 million allocated to Goodwill.
NOTE 3: DISCONTINUED OPERATION
After conducting an assessment during fiscal 2013 of our long-term business strategy in China, we determined our Weifang operation (Weifang), which was part of our Chicken segment, was no longer core to the execution of our strategy given the capital investment it required to execute our future business plan. Consequently, we conducted an impairment test and recorded a $56 million impairment charge in the second quarter of fiscal 2013. We subsequently sold Weifang which resulted in reporting it as a discontinued operation. The sale was completed in July 2013 and did not result in a significant gain or loss as its carrying value approximated the sales proceeds at the time of sale. Weifang's prior periods results, including the impairment charge, have been reclassified and presented as a discontinued operation in our Consolidated Condensed Statements of Income. The following is a summary of the discontinued operation's results (in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012
Sales	$—	$36

Pretax loss	—	4
Income tax expense	—	—
Loss from discontinued operation, net of tax	$—	$4
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

	December 28, 2013	September 28, 2013
Processed products:
Weighted-average method – chicken and prepared foods	$780	$799
First-in, first-out method – beef and pork	622	624
Livestock – first-in, first-out method	982	1,002
Supplies and other – weighted-average method	394	392
Total inventory	$2,778	$2,817
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	December 28, 2013	September 28, 2013
Land	$99	$100
Buildings and leasehold improvements	2,958	2,945
Machinery and equipment	5,535	5,504
Land improvements and other	421	417
Buildings and equipment under construction	292	236
	9,305	9,202
Less accumulated depreciation	5,233	5,149
Net property, plant and equipment	$4,072	$4,053

NOTE 6: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	December 28, 2013	September 28, 2013
Accrued salaries, wages and benefits	$293	$419
Self-insurance reserves	268	267
Income taxes payable	143	111
Other	373	341
Total other current liabilities	$1,077	$1,138
NOTE 7: DEBT
The major components of debt are as follows (in millions):

	December 28, 2013	September 28, 2013
Revolving credit facility	$—	$—
Senior notes:
3.25% Convertible senior notes due October 2013 (2013 Notes)	—	458
6.60% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
4.50% Senior notes due June 2022 (2022 Notes)	1,000	1,000
7.00% Notes due January 2028	18	18
Discount on senior notes	(5)	(6)
GO Zone tax-exempt bonds due October 2033 (0.05% at 12/28/2013)	100	100
Other	71	80
Total debt	1,942	2,408
Less current debt	52	513
Total long-term debt	$1,890	$1,895
Revolving Credit Facility
We have a $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in August 2017. After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing at December 28, 2013, was $964 million. At December 28, 2013, we had outstanding letters of credit issued under this facility totaling $36 million, none of which were drawn upon. We had an additional $146 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

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
This facility is fully guaranteed by Tyson Fresh Meats, Inc. (TFM Parent), our wholly owned subsidiary, until such date TFM Parent is released from all of its guarantees of other material indebtedness. If in the future any of our other subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall also be required to guarantee the indebtedness, obligations and liabilities under this facility.
2013 Notes
In September 2008, we issued $458 million principal amount 3.25% convertible senior unsecured notes which were due October 15, 2013. In connection with the issuance of the 2013 Notes, we entered into separate call option and warrant transactions with respect to our Class A stock to minimize the potential economic dilution upon conversion of the 2013 Notes. The call options contractually expired upon the maturity of the 2013 Notes. The 2013 Notes matured on October 15, 2013 at which time we paid the $458 million principal value with cash on hand, and settled the conversion premium by issuing 11.7 million shares of our Class A stock from available treasury shares. Simultaneous to the settlement of the conversion premium, we received 11.7 million shares of our Class A stock from the call options.
The warrants permit the purchasers to acquire up to approximately 27 million shares of our Class A stock at the current exercise price of $22.13 per share, subject to adjustment. The warrants are exercisable on various dates from January 2014 through April 2014. A 10% increase in our share price above the $22.13 warrant exercise price would result in the issuance of 2.5 million incremental shares. At $33.47, our closing share price on December 28, 2013, the incremental shares we would be required to issue upon exercise of the warrants would have resulted in 9.2 million shares.
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
We were in compliance with all debt covenants at December 28, 2013.

NOTE 8: INCOME TAXES
The effective tax rate for continuing operations was 34.3% and 35.8% for the first quarter of fiscal 2014 and 2013, respectively. The effective tax rate for the first quarter of fiscal 2014 was impacted by such items as the domestic production deduction, state income taxes and losses in foreign jurisdictions for which no benefit is recognized.
Unrecognized tax benefits were $169 million and $175 million at December 28, 2013, and September 28, 2013, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $144 million and $149 million at December 28, 2013, and September 28, 2013, respectively.
We classify interest and penalties on unrecognized tax benefits as income tax expense. At December 28, 2013, and September 28, 2013, before tax benefits, we had $69 million and $63 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
We are subject to income tax examinations for U.S. federal income taxes for fiscal years 2007 through 2012. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2003 through 2012 and 2002 through 2012, respectively. We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $41 million primarily due to expiration of statutes of limitations in various jurisdictions and settlements with taxing authorities.
NOTE 9: OTHER INCOME AND CHARGES
During the first quarter of fiscal 2014, we recorded $2 million of equity earnings in joint ventures, $1 million in net foreign currency exchange gains and $6 million of other than temporary impairment related to an available-for-sale security, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the first quarter of fiscal 2013, we recorded $3 million of equity earnings in joint ventures and $3 million in net foreign currency exchange losses, which were recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 28, 2013	December 29, 2012
Numerator:
Income from continuing operations	$252	$172
Less: Net loss attributable to noncontrolling interests	(2)	(5)
Net income from continuing operations attributable to Tyson	254	177
Less dividends declared:
Class A	28	46
Class B	6	10
Undistributed earnings	$220	$121

Class A undistributed earnings	$179	$99
Class B undistributed earnings	41	22
Total undistributed earnings	$220	$121
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	271	285
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	5
Convertible 2013 Notes	—	2
Warrants	8	—
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	354	362

Net Income Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.76	$0.51
Class B Basic	$0.68	$0.46
Diluted	$0.72	$0.49
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.76	$0.50
Class B Basic	$0.68	$0.45
Diluted	$0.72	$0.48
Approximately 5 million and 8 million of our stock-based compensation shares were antidilutive for the three months ended December 28, 2013 and December 29, 2012, respectively. These shares were not included in the dilutive earnings per share calculation.
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
Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at December 28, 2013.
We recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Condensed Balance Sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged (i.e., cash flow hedge or fair value hedge). We qualify, or designate, a derivative financial instrument as a hedge when contract terms closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. If a derivative instrument is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument either will be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or be recognized in other comprehensive income (loss) (OCI) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is recognized in earnings immediately. We designate certain forward contracts as follows:

•	Cash Flow Hedges - include certain commodity forward and option contracts of forecasted purchases (i.e., grains) and certain foreign exchange forward contracts.

•	Fair Value Hedges - include certain commodity forward contracts of firm commitments (i.e., livestock).
Cash flow hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three months ended December 28, 2013, and December 29, 2012.
We had the following aggregated notional values of outstanding forward and option contracts accounted for as cash flow hedges (in millions, except soy meal tons):

	Metric	December 28, 2013	September 28, 2013
Commodity:
Corn	Bushels	8	5
Soy meal	Tons	126,700	96,800
Foreign Currency	United States dollar	$29	$60

As of December 28, 2013, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $9 million related to grains. During the three months ended December 28, 2013, and December 29, 2012, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.
The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	December 28, 2013	December 29, 2012		December 28, 2013	December 29, 2012
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(2)	$(13)	Cost of Sales	$—	$4
Foreign exchange contracts	(1)	—	Other Income/Expense	—	(2)
Total	$(3)	$(13)		$—	$2
Fair value hedges
We designate certain futures contracts as fair value hedges of firm commitments to purchase livestock for slaughter. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. We had the following aggregated notional values of outstanding forward contracts entered into to hedge firm commitments which are accounted for as a fair value hedge (in millions):

	Metric	December 28, 2013	September 28, 2013
Commodity:
Live Cattle	Pounds	233	209
Lean Hogs	Pounds	368	384
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

			in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended
		December 28, 2013	December 29, 2012
Gain/(Loss) on forwards	Cost of Sales	$(6)	$4
Gain/(Loss) on purchase contract	Cost of Sales	6	(4)
Ineffectiveness related to our fair value hedges was not significant for the three months ended December 28, 2013, and December 29, 2012.
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
We had the following aggregate outstanding notional values related to our undesignated positions (in millions, except soy meal tons):

	Metric	December 28, 2013	September 28, 2013
Commodity:
Corn	Bushels	28	69
Soy Meal	Tons	219,800	204,600
Soy Oil	Pounds	—	11
Live Cattle	Pounds	28	60
Lean Hogs	Pounds	75	159
Foreign Currency	United States dollars	$203	$95
The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain/(Loss) Recognized in Earnings
		Three Months Ended
		December 28, 2013	December 29, 2012
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$2	$11
Commodity contracts	Cost of Sales	(2)	(7)
Foreign exchange contracts	Other Income/Expense	(1)	1
Total		$(1)	$5

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	December 28, 2013	September 28, 2013
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$8	$4
Foreign exchange contracts	—	1
Total derivative assets – designated	8	5

Derivatives not designated as hedging instruments:
Commodity contracts	18	25
Foreign exchange contracts	1	2
Total derivative assets – not designated	19	27

Total derivative assets	$27	$32
Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$29	$29
Foreign exchange contracts	—	—
Total derivative liabilities – designated	29	29
Derivatives not designated as hedging instruments:
Commodity contracts	26	72
Foreign exchange contracts	2	1
Total derivative liabilities – not designated	28	73

Total derivative liabilities	$57	$102
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

December 28, 2013	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$26	$—	$(19)	$7
Foreign Exchange Forward Contracts	—	1	—	—	1
Available-for-Sale Securities:
Current	—	1	—	—	1
Non-current	3	26	64	—	93
Deferred Compensation Assets	13	208	—	—	221
Total Assets	$16	$262	$64	$(19)	$323
Liabilities:
Commodity Derivatives	$—	$55	$—	$(53)	$2
Foreign Exchange Forward Contracts	—	2	—	(1)	1
Total Liabilities	$—	$57	$—	$(54)	$3

September 28, 2013	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$29	$—	$(21)	$8
Foreign Exchange Forward Contracts	—	3	—	(1)	2
Available-for-Sale Securities:
Current	—	1	—	—	1
Non-current	4	24	65	—	93
Deferred Compensation Assets	23	191	—	—	214
Total Assets	$27	$248	$65	$(22)	$318
Liabilities:
Commodity Derivatives	$—	$101	$—	$(101)	$—
Foreign Exchange Forward Contracts	—	1	—	—	1
Total Liabilities	$—	$102	$—	$(101)	$1

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At December 28, 2013, and September 28, 2013, we had posted with various counterparties $35 million and $79 million, respectively, of cash collateral related to our commodity derivatives and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012
Balance at beginning of year	$65	$86
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases	7	3
Issuances	—	—
Settlements	(8)	(4)
Balance at end of period	$64	$85
Total gains (losses) for the three-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
Available-for-Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Condensed Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Condensed Balance Sheets and have maturities ranging up to 35 years. We classify our investments in U.S. government, U.S. agency, certificates of deposit and commercial paper debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated condensed financial statements.
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

The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	December 28, 2013			September 28, 2013
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available-for-Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$27	$27	$—	$25	$25	$—
Corporate and Asset-Backed	63	64	1	64	65	1
Equity Securities:
Common Stock and Warrants (a)	3	3	—	9	4	(5)

(a)	At December 28, 2013, the amortized cost basis for Equity Securities had been reduced by accumulated other than temporary impairment of approximately $6 million.
Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized $6 million of other than temporary impairment for the three months ended December 28, 2013, which is recorded in the Consolidated Condensed Statements of Income in Other, net. No other than temporary losses were deferred in OCI as of December 28, 2013, and September 28, 2013.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended December 28, 2013 and December 29, 2012.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	December 28, 2013		September 28, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,058	$1,942	$2,541	$2,408

NOTE 13: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	December 28, 2013			December 29, 2012
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to Cost of Sales	$—	$—	$—	$(4)	$2	$(2)
(Gain) loss reclassified to Other Income/Expense	—	—	—	2	(1)	1
Unrealized gain (loss)	(3)	1	(2)	(13)	5	(8)

Investments:
(Gain) loss reclassified to Other Income/Expense	6	(2)	4	—	—	—
Unrealized gain (loss)	(1)	—	(1)	(4)	2	(2)

Currency translation:
Translation adjustment	(11)	—	(11)	(1)	—	(1)

Postretirement benefits	1	1	2	1	—	1
Total Other Comprehensive Income (Loss)	$(8)	$—	$(8)	$(19)	$8	$(11)

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
The results from Dynamic Fuels are included in Other.

Information on segments and a reconciliation to income from continuing operations before income taxes are as follows (in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012
Sales:
Chicken	$2,981	$2,920
Beef	3,734	3,485
Pork	1,424	1,363
Prepared Foods	907	841
Other	—	20
Intersegment Sales	(285)	(263)
Total Sales	$8,761	$8,366

Operating Income (Loss):
Chicken	$225	$111
Beef	58	46
Pork	121	125
Prepared Foods	16	33
Other	(8)	(11)
Total Operating Income	412	304

Total Other (Income) Expense	29	36

Income from Continuing Operations before Income Taxes	$383	$268
The Beef segment had sales of $63 million and $43 million in the first quarter of fiscal 2014 and 2013, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $222 million and $220 million in the first quarter of fiscal 2014 and 2013, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
NOTE 15: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties primarily consisting of grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of December 28, 2013, was $54 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 14 years. The maximum potential amount of the residual value guarantees is $49 million, of which $43 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At December 28, 2013, and September 28, 2013, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of December 28, 2013, was approximately $310 million. The total receivables under these programs were $42 million and $44 million at December 28, 2013, and September 28, 2013, respectively, and are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $14 million and $15 million at December 28, 2013, and September 28, 2013, respectively.

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
There are eleven lawsuits against our beef and pork subsidiary, Tyson Fresh Meats Inc., in which certain present and past employees allege that we failed to compensate them for the time it takes to engage in pre- and post-shift activities, such as changing into and out of protective and sanitary clothing and walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act (FLSA) and various state laws. These lawsuits involve employees from our plants in Garden City, Kansas (Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, May 15, 2006); Storm Lake, Iowa (Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007); Columbus Junction, Iowa (Guyton (f/k/a Robinson), et al. v. Tyson Foods, Inc., d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007); Madison, Nebraska (Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., D. Nebraska, February 29, 2008); Dakota City, Nebraska (Gomez, et al. v. Tyson Foods, Inc., D. Nebraska, January 16, 2008); Perry and Waterloo, Iowa (Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008); Logansport, Indiana (Carter, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., N.D. Indiana, April 29, 2008); Goodlettsville, Tennessee (Abadeer v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc., M.D. Tennessee, February 6, 2009); Emporia, Kansas (Abdiaziz, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, September 30, 2011); and Joslin, Illinois (Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008; and DeVoss v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, C.D. Illinois, March 2, 2011). The actions allege we failed to pay employees for all hours worked, including overtime compensation for the time it takes to change into protective work uniforms, safety equipment and other sanitary and protective clothing worn by employees, and for walking to and from the changing area, work areas and break areas in violation of the FLSA and analogous state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction.

•
After a trial in the Garcia case, which involves our Garden City, Kansas beef plant, a jury verdict in favor of the plaintiffs was entered on March 17, 2011. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $503,011. Plaintiffs’ counsel filed an application for attorneys’ fees and expenses which we contested. On December 7, 2012, the court granted plaintiffs' counsel's application and awarded a total of $3,609,723. We appealed the jury’s verdict and trial court’s award to the Tenth Circuit Court of Appeals, and oral arguments were held on November 18, 2013.

•
A jury trial was held in the Bouaphakeo case, which involves our Storm Lake, Iowa pork plant, which resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145. We have appealed the jury's verdict and trial court's award to the Eighth Circuit Court of Appeals.

•
A jury trial was held in the Guyton case, which involves our Columbus Junction, Iowa pork plant, which resulted in a jury verdict in favor of Tyson on April 25, 2012. The plaintiffs have appealed to the Eighth Circuit Court of Appeals.

•
A bench trial was held in the Acosta case, which involves our Madison, Nebraska pork plant, in January 2013. In May 2013 the trial court awarded the plaintiffs $5,733,943 for unpaid overtime wages. Subsequently, the court ordered the class of plaintiffs expanded, and the plaintiffs submitted an updated calculation of $6,258,330 for unpaid overtime wages as reflected by payroll data through May 2013. On January 30, 2014, the trial court entered judgment in favor of the plaintiffs in the amount of $18,774,989. We intend to file a post-trial motion to modify the district court's findings and conclusions prior to any appeal.

•
A jury trial in the Gomez case, which involves our Dakota City, Nebraska beef plant, was held, and the jury found in favor of the plaintiffs on April 3, 2013. On October 2, 2013, the trial court denied the parties’ post-trial motions and entered judgment awarding unpaid overtime wages, liquidated damages, and penalties totaling $4,960,787. We have appealed the jury’s verdict and trial court’s award to the Eighth Circuit Court of Appeals.

•
The trial court in the Edwards case, which involves our Perry and Waterloo, Iowa pork plants, decertified the state law class and granted other pre-trial motions that resulted in judgment in our favor with respect to the plaintiffs’ claims. The plaintiffs have filed a motion to modify this judgment.

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

We have pending one wage and hour action involving our Tyson Prepared Foods plant located in Jefferson, Wisconsin (Weissman, et al. v. Tyson Prepared Foods, Inc., Jefferson County (Wisconsin) Circuit Court, October 20, 2010). The plaintiffs allege that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and the associated time it takes to walk to and from their workstations post-donning and pre-doffing of protective and sanitary clothing. Six named plaintiffs seek to act as state law class representatives on behalf of all current and former employees who were allegedly not paid for time worked and seek back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs. On May 16, 2011, the plaintiffs filed a motion to certify a state law class of all hourly employees who have worked at the Jefferson plant from October 20, 2008, to the present. We filed motions for summary judgment seeking dismissal of the claims, or, in the alternative, to limit the claims made for non-compensable clothes changing activities. The court granted summary judgment in favor of Tyson on August 31, 2012, and the plaintiffs filed a notice of appeal on October 5, 2012. On August 1, 2013, the appeals court reversed and remanded the case to the trial court, concluding that the applicable activities at this plant are compensable, subject to certain defenses. We have petitioned the Wisconsin Supreme Court for further review, and the petition was accepted on December 16, 2013.
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

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended December 28, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$167	$5,048	$3,987	$(441)	$8,761
Cost of Sales	17	4,826	3,674	(441)	8,076
Gross Profit	150	222	313	—	685
Selling, General and Administrative	23	55	195	—	273
Operating Income	127	167	118	—	412
Other (Income) Expense:
Interest expense, net	5	15	6	—	26
Other, net	6	(1)	(2)	—	3
Equity in net earnings of subsidiaries	(175)	(6)	—	181	—
Total Other (Income) Expense	(164)	8	4	181	29
Income from Continuing Operations before Income Taxes	291	159	114	(181)	383
Income Tax Expense	37	52	42	—	131
Income from Continuing Operations	254	107	72	(181)	252
Loss from Discontinued Operation, Net of Tax	—	—	—	—	—
Net Income	254	107	72	(181)	252
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(2)	—	(2)
Net Income Attributable to Tyson	$254	$107	$74	$(181)	$254

Comprehensive Income (Loss)	244	102	63	(165)	244
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(2)	—	(2)
Comprehensive Income (Loss) Attributable to Tyson	$244	$102	$65	$(165)	$246

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended December 29, 2012					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$75	$4,750	$3,868	$(327)	$8,366
Cost of Sales	16	4,538	3,600	(327)	7,827
Gross Profit	59	212	268	—	539
Selling, General and Administrative	20	52	163	—	235
Operating Income	39	160	105	—	304
Other (Income) Expense:
Interest expense, net	8	16	12	—	36
Other, net	—	—	—	—	—
Equity in net earnings of subsidiaries	(149)	(24)	—	173	—
Total Other (Income) Expense	(141)	(8)	12	173	36
Income from Continuing Operations before Income Taxes	180	168	93	(173)	268
Income Tax Expense	7	51	38	—	96
Income from Continuing Operations	173	117	55	(173)	172
Loss from Discontinued Operation, Net of Tax	—	—	(4)	—	(4)
Net Income	173	117	51	(173)	168
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(5)	—	(5)
Net Income Attributable to Tyson	173	117	56	(173)	173

Comprehensive Income (Loss)	157	121	50	(171)	157
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(5)	—	(5)
Comprehensive Income (Loss) Attributable to Tyson	$157	$121	$55	$(171)	$162

Condensed Consolidating Balance Sheet as of December 28, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$10	$815	$—	$825
Accounts receivable, net	1	594	902	—	1,497
Inventories	—	1,034	1,744	—	2,778
Other current assets	36	49	116	(71)	130
Total Current Assets	37	1,687	3,577	(71)	5,230
Net Property, Plant and Equipment	31	899	3,142	—	4,072
Goodwill	—	880	1,027	—	1,907
Intangible Assets	—	19	114	—	133
Other Assets	897	167	254	(816)	502
Investment in Subsidiaries	12,141	2,035	—	(14,176)	—
Total Assets	$13,106	$5,687	$8,114	$(15,063)	$11,844

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$—	$—	$78	$(26)	$52
Accounts payable	30	746	701	—	1,477
Other current liabilities	4,858	191	826	(4,798)	1,077
Total Current Liabilities	4,888	937	1,605	(4,824)	2,606
Long-Term Debt	1,771	678	234	(793)	1,890
Deferred Income Taxes	20	75	355	—	450
Other Liabilities	142	163	300	(23)	582

Total Tyson Shareholders’ Equity	6,285	3,834	5,589	(9,423)	6,285
Noncontrolling Interest	—	—	31	—	31
Total Shareholders’ Equity	6,285	3,834	5,620	(9,423)	6,316
Total Liabilities and Shareholders’ Equity	$13,106	$5,687	$8,114	$(15,063)	$11,844

Condensed Consolidating Balance Sheet as of September 28, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$21	$1,124	$—	$1,145
Accounts receivable, net	—	571	926	—	1,497
Inventories	—	1,039	1,778	—	2,817
Other current assets	351	88	117	(411)	145
Total Current Assets	351	1,719	3,945	(411)	5,604
Net Property, Plant and Equipment	32	891	3,130	—	4,053
Goodwill	—	881	1,021	—	1,902
Intangible Assets	—	21	117	—	138
Other Assets	895	162	244	(821)	480
Investment in Subsidiaries	11,975	2,035	—	(14,010)	—
Total Assets	$13,253	$5,709	$8,457	$(15,242)	$12,177

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$457	$132	$251	$(327)	$513
Accounts payable	27	575	757	—	1,359
Other current liabilities	4,625	200	901	(4,588)	1,138
Total Current Liabilities	5,109	907	1,909	(4,915)	3,010
Long-Term Debt	1,770	679	241	(795)	1,895
Deferred Income Taxes	24	93	362	—	479
Other Liabilities	149	155	282	(26)	560

Total Tyson Shareholders’ Equity	6,201	3,875	5,631	(9,506)	6,201
Noncontrolling Interest	—	—	32	—	32
Total Shareholders’ Equity	6,201	3,875	5,663	(9,506)	6,233
Total Liabilities and Shareholders’ Equity	$13,253	$5,709	$8,457	$(15,242)	$12,177

Condensed Consolidating Statement of Cash Flows for the three months ended December 28, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(4)	$284	$81	$—	$361
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(35)	(104)	—	(140)
(Purchases of)/Proceeds from marketable securities, net	—	—	(1)	—	(1)
Other, net	—	1	(4)	—	(3)
Cash Provided by (Used for) Investing Activities	(1)	(34)	(109)	—	(144)
Cash Flows from Financing Activities:
Net change in debt	(367)	—	(6)	—	(373)
Purchases of Tyson Class A common stock	(159)	—	—	—	(159)
Dividends	(25)	—	—	—	(25)
Stock options exercised	12	—	—	—	12
Other, net	5	—	—	—	5
Net change in intercompany balances	539	(261)	(278)	—	—
Cash Provided by (Used for) Financing Activities	5	(261)	(284)	—	(540)
Effect of Exchange Rate Change on Cash	—	—	3	—	3
Increase (Decrease) in Cash and Cash Equivalents	—	(11)	(309)	—	(320)
Cash and Cash Equivalents at Beginning of Year	—	21	1,124	—	1,145
Cash and Cash Equivalents at End of Period	$—	$10	$815	$—	$825

Condensed Consolidating Statement of Cash Flows for the three months ended December 29, 2012					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$21	$234	$(65)	$—	$190
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2)	(24)	(131)	—	(157)
(Purchases of)/Proceeds from marketable securities, net	—	—	1	—	1
Other, net	—	—	4	—	4
Cash Provided by (Used for) Investing Activities	(2)	(24)	(126)	—	(152)
Cash Flows from Financing Activities:
Net change in debt	—	—	(11)	—	(11)
Purchases of Tyson Class A common stock	(115)	—	—	—	(115)
Dividends	(53)	—	—	—	(53)
Stock options exercised	19	—	—	—	19
Other, net	3	—	(1)	—	2
Net change in intercompany balances	126	(199)	73	—	—
Cash Provided by (Used for) Financing Activities	(20)	(199)	61	—	(158)
Effect of Exchange Rate Change on Cash	—	—	—	—	—
Increase (Decrease) in Cash and Cash Equivalents	(1)	11	(130)	—	(120)
Cash and Cash Equivalents at Beginning of Year	1	9	1,061	—	1,071
Cash and Cash Equivalents at End of Period	$—	$20	$931	$—	$951

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview

•	General – Operating income grew 36% in the first quarter of fiscal 2014 over the same period in fiscal 2013, which was led by record earnings in our Chicken segment.

•
We continued to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales and international chicken production, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth for the future.

•
We also maintained focus on maximizing our margins through margin management and operational efficiency improvements. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added product initiatives. The operational efficiencies occurred in areas of yields, cost reduction and labor management.

•
Market environment – Our Chicken segment delivered record results in the first quarter of fiscal 2014 driven by strong demand and favorable domestic market conditions. Our Beef segment experienced record high fed cattle costs and reduced availability of fed cattle supplies but remained profitable due to strong operational execution and better demand. Despite lower sales volumes, our Pork segment results remained strong in the first quarter of fiscal 2014 due to mix changes and favorable market conditions associated with lower total pork supplies. Our Prepared Foods segment was challenged by volatile raw material prices in addition to costs incurred as we continue to invest in our lunchmeat business and growth platforms.

•
Discontinued Operation – In the third quarter of fiscal 2013, we reported our Weifang operation in China, which was part of our Chicken segment, as a discontinued operation. Accordingly, Weifang's results are reported as a discontinued operation for all periods presented.

•	Margins – Our total operating margin was 4.7% in the first quarter of fiscal 2014. Operating margins by segment were as follows:

•	Chicken – 7.5% Beef – 1.6% Pork – 8.5% Prepared Foods – 1.8%

•
Debt and Liquidity – During the first quarter of fiscal 2014, we generated $361 million of operating cash flows. Additionally, we repurchased, as part of our share repurchase program, 4.6 million shares of our Class A stock for $150 million. At December 28, 2013, we had approximately $1.8 billion of liquidity, which includes availability under our credit facility and $825 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended
	December 28, 2013	December 29, 2012
Net income from continuing operations attributable to Tyson	$254	$177
Net income from continuing operations attributable to Tyson – per diluted share	0.72	0.49

Net loss from discontinued operation attributable to Tyson	—	(4)
Net loss from discontinued operation attributable to Tyson – per diluted share	—	(0.01)

Net income attributable to Tyson	254	173
Net income attributable to Tyson – per diluted share	0.72	0.48

Summary of Results
Sales

in millions	Three Months Ended
	December 28, 2013	December 29, 2012
Sales	$8,761	$8,366
Change in sales volume	2.5%
Change in average sales price	2.4%
Sales growth	4.7%
First quarter – Fiscal 2014 vs Fiscal 2013

•
Sales Volume – Sales were positively impacted by higher sales volume, which accounted for an increase of $221 million. All segments, with the exception of the Pork segment, had an increase in sales volume.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $174 million. All segments, with the exception of the Chicken segment, had an increase in average sales price largely due to continued tight domestic availability of protein, increased pricing associated with rising live and raw material costs, and improved mix. These increases were partially offset by a decrease in average sales price in the Chicken segment which was driven by lower feed ingredient costs and volatile markets in our international operations.

Cost of Sales

in millions	Three Months Ended
	December 28, 2013	December 29, 2012
Cost of sales	$8,076	$7,827
Gross profit	$685	$539
Cost of sales as a percentage of sales	92.2%	93.6%
First quarter – Fiscal 2014 vs Fiscal 2013

•	Cost of sales increased $249 million. Higher input cost per pound increased cost of sales $43 million and higher sales volume increased cost of sales $206 million.

•	The $43 million impact of higher input cost per pound was primarily driven by:

•	Increases in live cattle and live hog costs of approximately $95 million and $50 million, respectively.

•	Increase in raw material and other input costs in our Prepared Foods segment of approximately $40 million.

•	Decrease in feed costs of approximately $170 million in our Chicken segment.

•
The $206 million impact of higher sales volume was driven by increases in sales volume in our Chicken, Beef and Prepared Foods segments, partially offset by a decrease in sales volume in our Pork segment.

Selling, General and Administrative

in millions	Three Months Ended
	December 28, 2013	December 29, 2012
Selling, general and administrative expense	$273	$235
As a percentage of sales	3.1%	2.8%
First quarter - Fiscal 2014 vs Fiscal 2013

•	Increase of $16 million related to advertising and sales promotions.

•	Increase of $12 million related to employee costs including payroll and stock-based and incentive-based compensation.

•	Increase of $9 million related to professional fees and charitable contributions.

Interest Expense

in millions	Three Months Ended
	December 28, 2013	December 29, 2012
Cash interest expense	$25	$30
Non-cash interest expense	3	7
Total Interest Expense	$28	$37
First quarter – Fiscal 2014 vs Fiscal 2013

•
Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due to a lower average debt balance compared to the same period in fiscal 2013 as our 2013 Notes were paid on October 15, 2013.

•
Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. The decrease is due to lower amortization of debt issuance costs and discounts compared to the same period in fiscal 2013 as our 2013 Notes were paid on October 15, 2013.

Other (Income) Expense, net

in millions	Three Months Ended
	December 28, 2013	December 29, 2012
	$3	$—
First quarter of fiscal 2014

•
Included an expense of $6 million related to the impairment of an equity security investment, which was partially offset by income of $3 million of equity earnings in joint ventures and foreign currency exchange gains.

First quarter of fiscal 2013

•	Included $3 million of equity earnings in joint ventures offset by $3 million in net foreign currency exchange losses.
Effective Tax Rate

Three Months Ended
December 28, 2013	December 29, 2012
34.3%	35.8%
First quarter of fiscal 2014 – The effective tax rate for continuing operations was impacted by:

•	state income taxes;

•	the domestic production deduction; and

•	losses in foreign jurisdictions for which no benefit is recognized.
First quarter of fiscal 2013 – The effective tax rate for continuing operations was impacted by:

•	state income taxes;

•	the domestic production deduction; and

•	losses in foreign jurisdictions and related valuation allowances.

Segment Results
We operate in four segments: Chicken, Beef, Pork and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment income.

in millions	Sales
	Three Months Ended
	December 28, 2013	December 29, 2012
Chicken	$2,981	$2,920
Beef	3,734	3,485
Pork	1,424	1,363
Prepared Foods	907	841
Other	—	20
Intersegment Sales	(285)	(263)
Total	$8,761	$8,366

in millions	Operating Income (Loss)
	Three Months Ended
	December 28, 2013	December 29, 2012
Chicken	$225	$111
Beef	58	46
Pork	121	125
Prepared Foods	16	33
Other	(8)	(11)
Total	$412	$304
Chicken Segment Results

in millions	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Sales	$2,981	$2,920	$61
Sales Volume Change			3.6%
Average Sales Price Change			(1.4)%
Operating Income	$225	$111	$114
Operating Margin	7.5%	3.8%
First quarter – Fiscal 2014 vs Fiscal 2013

•	Sales Volume – Sales volume grew due to increased international production and mix of rendered product sales.

•	Average Sales Price – The decrease in average sales price was primarily due to lower feed ingredient costs and volatile markets in our international operations, partially offset by mix changes.

•
Operating Income – Operating income was positively impacted by increased sales volume, operational improvements and lower feed ingredient costs of $170 million. These increases were partially offset by losses of approximately $28 million in our international operations and decreased average sales price.

Beef Segment Results

in millions	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Sales	$3,734	$3,485	$249
Sales Volume Change			4.1%
Average Sales Price Change			2.9%
Operating Income	$58	$46	$12
Operating Margin	1.6%	1.3%
First quarter – Fiscal 2014 vs Fiscal 2013

•	Sales Volume – Sales volume increased due to better demand for our beef products.

•	Average Sales Price – Average sales price increased due to lower domestic availability of fed cattle supplies, which drove up livestock costs.

•	Operating Income – Operating income increased due to improved operational execution, less volatile live cattle markets and improved export markets, partially offset by increased operating costs.
Pork Segment Results

in millions	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Sales	$1,424	$1,363	$61
Sales Volume Change			(2.1)%
Average Sales Price Change			6.7%
Operating Income	$121	$125	$(4)
Operating Margin	8.5%	9.2%
First quarter – Fiscal 2014 vs Fiscal 2013

•	Sales Volume – Sales volume decreased as a result of balancing our supply with customer demand and reduced exports.

•	Average Sales Price – Average sales price increased primarily due to mix changes and lower total hog supplies, which resulted in higher input costs.

•
Operating Income – While reduced compared to prior year, operating income remained strong despite brief periods of imbalance in industry supply and customer demand. We were able to maintain strong operating margins by maximizing our revenues relative to live hog markets, partially due to operational and mix performance.

Prepared Foods Segment Results

in millions	Three Months Ended
	December 28, 2013	December 29, 2012	Change
Sales	$907	$841	$66
Sales Volume Change			3.5%
Average Sales Price Change			4.2%
Operating Income	$16	$33	$(17)
Operating Margin	1.8%	3.9%
First quarter – Fiscal 2014 vs Fiscal 2013

•	Sales Volume – Sales volumes increased as a result of improved demand for our prepared foods products and incremental volumes from the purchase of two businesses later in fiscal 2013.

•	Average Sales Price – Average sales price grew due to better product mix and price increases associated with higher input costs.

•
Operating Income – Operating income decreased, despite increases in sales volumes and average sales price, as a result of higher raw material and other input costs of approximately $40 million and additional costs incurred as we invested in our lunchmeat business and growth platforms. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through pricing. However, there is a lag time for price increases to take effect.

Outlook
In fiscal 2014, we expect overall domestic protein production (chicken, beef, pork and turkey) to increase approximately 1% from fiscal 2013 levels. Grain supplies are expected to increase in fiscal 2014, which should result in lower input costs. The following is a summary of the fiscal 2014 outlook for each of our segments, as well as an outlook on sales, capital expenditures, net interest expense, debt and liquidity and share repurchases:

•
Chicken – We expect domestic chicken production to increase around 3% in fiscal 2014 compared to fiscal 2013. Based on current futures prices, we expect lower feed costs in fiscal 2014 compared to fiscal 2013 of approximately $600 million. Many of our sales contracts are formula based or shorter-term in nature, but there may be a lag time for price changes to take effect. Due to the relative value of chicken compared to other proteins, we believe demand will remain strong in fiscal 2014. We believe our Chicken segment will be in or above its normalized range of 5.0%-7.0% for fiscal 2014.

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

•
Pork – We expect industry hog supplies to decrease around 3% in fiscal 2014 compared to fiscal 2013, offset by increased average live weights. For fiscal 2014, we believe our Pork segment will be in its normalized range of 6.0%-8.0%.

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

•	Capital Expenditures – We expect fiscal 2014 capital expenditures to approximate $700 million.

•	Net Interest Expense – We expect net interest expense will approximate $100 million for fiscal 2014.

•	Debt and Liquidity – We expect total liquidity, which was $1.8 billion at December 28, 2013, to be well above our goal to maintain liquidity in excess of $1.2 billion.

•
Share Repurchases – We expect to continue repurchasing shares under our share repurchase program. As of December 28, 2013, 9.6 million shares remained authorized for repurchases. On January 30, 2014, our Board of Directors approved an increase of 25 million shares authorized for repurchase under our share repurchase program. The timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements.

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
Cash Flows from Operating Activities

in millions	Three Months Ended
	December 28, 2013	December 29, 2012
Net income	$252	$168
Non-cash items in net income:
Depreciation and amortization	127	130
Deferred income taxes	(15)	(9)
Other, net	22	23
Convertible debt discount	(92)	—
Changes in working capital	67	(122)
Net cash provided by operating activities	$361	$190

•
Operating cash outflow associated with the Convertible debt discount relate to the initial debt discount of $92 million on our 2013 Notes, which matured and were retired in the first quarter of fiscal 2014.

•	Cash flows associated with changes in working capital for the three months ended:

•
December 28, 2013 – Increased primarily due to higher accounts payable and lower inventory balances, partially offset by decreases in accrued interest payable and accrued salaries, wages and benefit balances. The decrease in inventory balance is largely due to a decline in overall feed ingredient costs.

•
December 29, 2012 – Decreased primarily due to a higher inventory balance and decreases in accrued salaries, wages and benefits, partially offset by increases in accounts payable and income taxes payable balances. The increase in inventory balance is largely due to increased raw material costs and planned build to meet forecasted customer demand.

Cash Flows from Investing Activities

in millions	Three Months Ended
	December 28, 2013	December 29, 2012
Additions to property, plant and equipment	$(140)	$(157)
(Purchases of)/Proceeds from marketable securities, net	(1)	1
Other, net	(3)	4
Net cash used for investing activities	$(144)	$(152)

•
Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities as well as ongoing development of our foreign operations.

•
Capital spending for fiscal 2014 is expected to approximate $700 million, and will include spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our foreign operations.

Cash Flows from Financing Activities

in millions	Three Months Ended
	December 28, 2013	December 29, 2012
Payments on debt	$(379)	$(35)
Net proceeds from borrowings	6	24
Purchases of Tyson Class A common stock	(159)	(115)
Dividends	(25)	(53)
Stock options exercised	12	19
Other, net	5	2
Net cash used for financing activities	$(540)	$(158)

•
Our 2013 Notes matured on October 15, 2013 at which time we paid the $458 million principal value with cash on hand, and settled the conversion premium by issuing 11.7 million shares of our Class A stock from available treasury shares. The 2013 Notes were initially recorded at a $92 million discount, which equaled the fair value of an equity conversion premium instrument. The portion of the payment of the Notes related to the initial $92 million discount was recorded in cash flows from operating activities. Simultaneous to the settlement of the conversion premium, we received 11.7 million shares of our Class A stock from the call options.

•
During the first quarter of fiscal 2014, we received proceeds of $5 million and paid $12 million related to borrowings at our foreign operations. Total debt related to our foreign operations was $51 million at December 28, 2013 ($35 million current, $16 million long-term).

•	Purchases of Tyson Class A stock included:

•	$150 million and $100 million for shares repurchased pursuant to our share repurchase program during the first quarter of fiscal 2014 and 2013, respectively; and

•	$9 million and $15 million for shares repurchased to fund certain obligations under our equity compensation plans during the first quarter of fiscal 2014 and 2013, respectively.

•
Dividends during the first quarter of fiscal 2014 included a 50% increase to our quarterly dividend rate. Dividends during the first quarter of fiscal 2013 include a special dividend of $0.10 and $0.09 to holders of our Class A stock and Class B stock, respectively.

Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$825
Short-term investments					$1
Revolving credit facility	August 2017	$1,000	$36	$—	$964
Total liquidity					$1,790

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of workers’ compensation insurance programs and derivative activities.

•	In October 2013 our 2013 Notes matured at which time we paid the $458 million principal value with cash on hand.

•
At December 28, 2013, approximately 52% of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

•	Our current ratio was 2.01 to 1 and 1.86 to 1 at December 28, 2013, and September 28, 2013, respectively.

Capital Resources
Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of December 28, 2013, we had outstanding letters of credit totaling $36 million issued under this facility, none of which were drawn upon, which left $964 million available for borrowing. Our revolving credit facility is funded by a syndicate of 44 banks, with commitments ranging from $0.3 million to $90 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At December 28, 2013, and September 28, 2013, the ratio of our debt-to-total capitalization was 23.5% and 27.9%, respectively. The reduction in this ratio at December 28, 2013 was due to the retirement of our 2013 Notes, which totaled $458 million, upon their maturity in our first quarter of fiscal 2014. For the purpose of this calculation, debt is defined as the sum of current and long-term debt. Total capitalization is defined as debt plus Total Shareholders’ Equity.
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
We were in compliance with all debt covenants at December 28, 2013.

RECENTLY ADOPTED/ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; marketing and advertising costs; accrued self insurance; impairment of long-lived assets; impairment of goodwill and other intangible assets; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 28, 2013.
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
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effect of, or changes in, general economic conditions; (ii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (iii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iv) successful rationalization of existing facilities and operating efficiencies of the facilities; (v) risks associated with our commodity purchasing activities; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers or loss of one or more large customers; (xii) adverse results from litigation; (xiii) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xiv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xv) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xvi) effectiveness of advertising and marketing programs; and (xvii) those factors listed under Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended September 28, 2013.

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
Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 28, 2013, and September 28, 2013, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	December 28, 2013	September 28, 2013
Livestock:
Cattle	$28	$13
Hogs	32	35
Grain	16	23
Interest Rate Risk: At December 28, 2013, we had variable rate debt of $165 million with a weighted average interest rate of 3.2%. A hypothetical 10% increase in interest rates effective at December 28, 2013, and September 28, 2013, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At December 28, 2013, we had fixed-rate debt of $1.8 billion with a weighted average interest rate of 5.5%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $25 million at December 28, 2013, and $22 million at September 28, 2013. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Indian rupee and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at December 28, 2013, and September 28, 2013, related to the foreign exchange forward and option contracts would have a $20 million and $11 million impact, respectively, on pretax income. In the future, we may enter into more foreign exchange forward and option contracts as a result of our international growth strategy.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2013 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2013 Annual Report.

Item 4.	Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 28, 2013, our disclosure controls and procedures were effective.
In the first quarter ended December 28, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There have been no material changes to the risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended September 28, 2013. These risk factors should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Sept. 29, 2013 to Oct. 26, 2013	106,428		$28.81	—		14,172,296
Oct. 27, 2013 to Nov. 30, 2013	921,365		31.02	789,886		13,382,410
Dec. 1, 2013 to Dec. 28, 2013	3,841,658		33.26	3,768,327		9,614,083
Total	4,869,451	(2)	$32.74	4,558,213	(3)	9,614,083

(1)
On February 7, 2003, we announced our Board of Directors approved a program to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. On May 3, 2012, our Board of Directors approved an increase of 35 million shares authorized for repurchase under this program. On January 30, 2014, our Board of Directors approved an increase of 25 million shares authorized for repurchase under this program. The program has no fixed or scheduled termination date.

(2)
We purchased 311,238 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 207,574 shares purchased in open market transactions and 103,664 shares withheld to cover required tax withholdings on the vesting of restricted stock.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December, 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: January 31, 2014	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: January 31, 2014	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer