Form 10-Q
period 2014-03-29
TYSON FOODS INC
filed 2014-05-05
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 29, 2014.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	278,405,313
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,805

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Sales	$9,032	$8,383	$17,793	$16,749
Cost of Sales	8,381	7,915	16,457	15,742
Gross Profit	651	468	1,336	1,007
Selling, General and Administrative	290	232	563	467
Operating Income	361	236	773	540
Other (Income) Expense:
Interest income	(3)	(2)	(5)	(3)
Interest expense	25	36	53	73
Other, net	(2)	(19)	1	(19)
Total Other (Income) Expense	20	15	49	51
Income from Continuing Operations before Income Taxes	341	221	724	489
Income Tax Expense	131	53	262	149
Income from Continuing Operations	210	168	462	340
Loss from Discontinued Operation, Net of Tax	—	(62)	—	(66)
Net Income	210	106	462	274
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(3)	11	(5)	6
Net Income Attributable to Tyson	$213	$95	$467	$268
Amounts Attributable to Tyson:
Net Income from Continuing Operations	213	157	467	334
Net Loss from Discontinued Operation	—	(62)	—	(66)
Net Income Attributable to Tyson	$213	$95	$467	$268
Weighted Average Shares Outstanding:
Class A Basic	273	283	272	284
Class B Basic	70	70	70	70
Diluted	356	366	355	364
Net Income Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.64	$0.45	$1.40	$0.96
Class B Basic	$0.58	$0.40	$1.26	$0.86
Diluted	$0.60	$0.43	$1.32	$0.92
Net Loss Per Share from Discontinued Operation Attributable to Tyson:
Class A Basic	$—	$(0.18)	$—	$(0.19)
Class B Basic	$—	$(0.15)	$—	$(0.16)
Diluted	$—	$(0.17)	$—	$(0.18)
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.64	$0.27	$1.40	$0.77
Class B Basic	$0.58	$0.25	$1.26	$0.70
Diluted	$0.60	$0.26	$1.32	$0.74
Dividends Declared Per Share:
Class A	$0.075	$0.050	$0.175	$0.210
Class B	$0.068	$0.045	$0.158	$0.189
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net Income	$210	$106	$462	$274
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	7	(5)	5	(14)
Investments	—	(1)	3	(3)
Currency translation	6	(15)	(5)	(16)
Postretirement benefits	—	2	2	3
Total Other Comprehensive Income (Loss), Net of Taxes	13	(19)	5	(30)
Comprehensive Income	223	87	467	244
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(3)	11	(5)	6
Comprehensive Income Attributable to Tyson	$226	$76	$472	$238
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 29, 2014	September 28, 2013
Assets
Current Assets:
Cash and cash equivalents	$438	$1,145
Accounts receivable, net	1,548	1,497
Inventories	2,968	2,817
Other current assets	230	145
Total Current Assets	5,184	5,604
Net Property, Plant and Equipment	4,105	4,053
Goodwill	1,925	1,902
Intangible Assets	156	138
Other Assets	516	480
Total Assets	$11,886	$12,177

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$52	$513
Accounts payable	1,429	1,359
Other current liabilities	1,024	1,138
Total Current Liabilities	2,505	3,010
Long-Term Debt	1,888	1,895
Deferred Income Taxes	444	479
Other Liabilities	585	560
Commitments and Contingencies (Note 15)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,181	2,292
Retained earnings	5,407	4,999
Accumulated other comprehensive loss	(103)	(108)
Treasury stock, at cost – 43 million shares at March 29, 2014, and 48 million shares at September 28, 2013	(1,088)	(1,021)
Total Tyson Shareholders’ Equity	6,436	6,201
Noncontrolling Interests	28	32
Total Shareholders’ Equity	6,464	6,233
Total Liabilities and Shareholders’ Equity	$11,886	$12,177
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 29, 2014	March 30, 2013
Cash Flows From Operating Activities:
Net income	$462	$274
Depreciation and amortization	254	259
Deferred income taxes	(24)	(24)
Convertible debt discount	(92)	—
Other, net	32	57
Net changes in working capital	(367)	(336)
Cash Provided by Operating Activities	265	230
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(293)	(290)
Purchases of marketable securities	(21)	(79)
Proceeds from sale of marketable securities	18	16
Acquisitions, net of cash acquired	(56)	(10)
Other, net	8	30
Cash Used for Investing Activities	(344)	(333)
Cash Flows From Financing Activities:
Payments on debt	(390)	(55)
Net proceeds from borrowings	14	37
Purchases of Tyson Class A common stock	(275)	(188)
Dividends	(50)	(70)
Stock options exercised	49	69
Other, net	19	2
Cash Used for Financing Activities	(633)	(205)
Effect of Exchange Rate Changes on Cash	5	(1)
Decrease in Cash and Cash Equivalents	(707)	(309)
Cash and Cash Equivalents at Beginning of Year	1,145	1,071
Cash and Cash Equivalents at End of Period	$438	$762
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of March 29, 2014, and the results of operations for the three and six months ended March 29, 2014, and March 30, 2013. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
VARIABLE INTEREST ENTITIES
We have an investment in a joint venture, Dynamic Fuels LLC (Dynamic Fuels), in which we have a 50 percent ownership interest. Dynamic Fuels qualifies as a variable interest entity for which we consolidate as we are the primary beneficiary. At March 29, 2014, Dynamic Fuels had $154 million of total assets, of which $137 million was net property, plant and equipment, and $114 million of total liabilities, of which $100 million was long-term debt. At September 28, 2013, Dynamic Fuels had $166 million of total assets, of which $142 million was net property, plant and equipment, and $113 million of total liabilities, of which $100 million was long-term debt.
SHARE REPURCHASES
A summary of cumulative share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Six Months Ended
	March 29, 2014		March 30, 2013		March 29, 2014		March 30, 2013
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	2.5	$100	2.1	$50	7.1	$250	7.2	$150
To fund certain obligations under equity compensation plans	0.4	16	1.1	23	0.7	25	1.9	38
Total share repurchases	2.9	$116	3.2	$73	7.8	$275	9.1	$188
On January 30, 2014, our Board of Directors approved an increase of 25 million shares authorized for repurchase under our share repurchase program. As of March 29, 2014, 32.1 million shares remained available for repurchases under this program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2014, the FASB issued guidance changing the criteria for reporting discontinued operations. The guidance also modifies the related disclosure requirements. The guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted. This new guidance is not expected to have a material impact on our consolidated condensed financial statements.
NOTE 2: ACQUISITIONS
During the second quarter of fiscal 2014 we acquired one value-added food business as part of our strategic expansion initiative, which is included in our Prepared Foods segment. The aggregate purchase price of the acquisition was $56 million, which included $12 million for property, plant and equipment, $27 million allocated to Intangible Assets and $18 million allocated to Goodwill.
During fiscal 2013, we acquired two value-added food businesses as part of our strategic expansion initiative, which are included in our Prepared Foods segment. The aggregate purchase price of the acquisitions were $106 million, which included $50 million for property, plant and equipment, $41 million allocated to Intangible Assets and $12 million allocated to Goodwill.
NOTE 3: DISCONTINUED OPERATION
After conducting an assessment during fiscal 2013 of our long-term business strategy in China, we determined our Weifang operation (Weifang), which was previously part of our Chicken segment, was no longer core to the execution of our strategy given the capital investment it required to execute our future business plan. Consequently, we conducted an impairment test and recorded a $56 million impairment charge in the second quarter of fiscal 2013. We subsequently sold Weifang which resulted in reporting it as a discontinued operation. The sale was completed in July 2013 and did not result in a significant gain or loss as its carrying value approximated the sales proceeds at the time of sale. Weifang's prior periods results, including the impairment charge, have been reclassified and presented as a discontinued operation in our Consolidated Condensed Statements of Income. The following is a summary of the discontinued operation's results (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Sales	$—	$36	$—	$72

Pretax loss	—	(62)	—	(66)
Income tax expense	—	—	—	—
Loss from discontinued operation, net of tax	$—	$(62)	$—	$(66)
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

	March 29, 2014	September 28, 2013
Processed products:
Weighted-average method – chicken, prepared foods and international	$745	$799
First-in, first-out method – beef and pork	713	624
Livestock – first-in, first-out method	1,109	1,002
Supplies and other – weighted-average method	401	392
Total inventory	$2,968	$2,817

NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	March 29, 2014	September 28, 2013
Land	$102	$100
Buildings and leasehold improvements	2,983	2,945
Machinery and equipment	5,615	5,504
Land improvements and other	423	417
Buildings and equipment under construction	293	236
	9,416	9,202
Less accumulated depreciation	5,311	5,149
Net property, plant and equipment	$4,105	$4,053
NOTE 6: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	March 29, 2014	September 28, 2013
Accrued salaries, wages and benefits	$324	$419
Self-insurance reserves	269	267
Other	431	452
Total other current liabilities	$1,024	$1,138
NOTE 7: DEBT
The major components of debt are as follows (in millions):

	March 29, 2014	September 28, 2013
Revolving credit facility	$—	$—
Senior notes:
3.25% Convertible senior notes due October 2013 (2013 Notes)	—	458
6.60% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
4.50% Senior notes due June 2022 (2022 Notes)	1,000	1,000
7.00% Notes due January 2028	18	18
Discount on senior notes	(5)	(6)
GO Zone tax-exempt bonds due October 2033 (0.07% at 3/29/2014)	100	100
Other	69	80
Total debt	1,940	2,408
Less current debt	52	513
Total long-term debt	$1,888	$1,895
Revolving Credit Facility
We have a $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in August 2017. After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing at March 29, 2014, was $955 million. At March 29, 2014, we had outstanding letters of credit issued under this facility totaling $45 million, none of which were drawn upon. We had an additional $145 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.

The revolving credit facility is unsecured. However, if at any time (the Collateral Trigger Date) we shall fail to have (a) a corporate rating from Moody's Investors Service, Inc. (Moody's) of "Ba1" or better, (b) a corporate rating from Standard & Poor's Ratings Services, a Standard & Poor's Financial Services LLC business (S&P), of "BB+" or better, or (c) a corporate rating from Fitch Ratings, a wholly owned subsidiary of Fimalac, S.A. (Fitch), of "BB+" or better, we, any subsidiary that has guaranteed any material indebtedness of the Company, and substantially all of our other domestic subsidiaries shall be required to secure the obligations under the credit agreement and related documents with a first-priority perfected security interest in our and such subsidiary's cash, deposit and securities accounts, accounts receivable and related assets, inventory and proceeds of any of the foregoing (the Collateral Requirement).
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
The warrants were settled on various dates from January 2014 through April 2014, resulting in the issuance of 8.9 million shares of Class A stock through March 2014 and 2.8 million shares of Class A stock in April 2014.
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
We were in compliance with all debt covenants at March 29, 2014.

NOTE 8: INCOME TAXES
The effective tax rate for continuing operations was 38.3% and 23.9% for the second quarter of fiscal 2014 and 2013, respectively, and 36.2% and 30.4% for the first six months of fiscal 2014 and 2013, respectively. The effective tax rates for the second quarter and first six months of fiscal 2014 and fiscal 2013 were impacted by such items as the domestic production deduction, state income taxes and losses in foreign jurisdictions for which no benefit is recognized. The effective tax rates for the second quarter and first six months of fiscal 2013 were also impacted by the non-taxable currency translation adjustment gain, the retroactive extension of tax credits, and the change in tax reserves.
Unrecognized tax benefits were $169 million and $175 million at March 29, 2014, and September 28, 2013, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $144 million and $149 million at March 29, 2014, and September 28, 2013, respectively.
We classify interest and penalties on unrecognized tax benefits as income tax expense. At March 29, 2014, and September 28, 2013, before tax benefits, we had $72 million and $63 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
We are subject to income tax examinations for U.S. federal income taxes for fiscal years 2007 through 2012. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2003 through 2012 and 2002 through 2012, respectively. We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $42 million primarily due to expiration of statutes of limitations in various jurisdictions and settlements with taxing authorities.
NOTE 9: OTHER INCOME AND CHARGES
During the first six months of fiscal 2014, we recorded $4 million of equity earnings in joint ventures, $1 million in net foreign currency exchange gains and $6 million of other than temporary impairment related to an available-for-sale security, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the second quarter and first six months of fiscal 2013, we recorded a $19 million currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada, which was recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Numerator:
Income from continuing operations	$210	$168	$462	$340
Less: Net income (loss) attributable to noncontrolling interests	(3)	11	(5)	6
Net income from continuing operations attributable to Tyson	213	157	467	334
Less dividends declared:
Class A	20	14	48	60
Class B	5	3	11	13
Undistributed earnings	$188	$140	$408	$261

Class A undistributed earnings	$153	$114	$332	$213
Class B undistributed earnings	35	26	76	48
Total undistributed earnings	$188	$140	$408	$261
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	273	283	272	284
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	6	5	5	5
Convertible 2013 Notes	—	8	—	5
Warrants	7	—	8	—
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	356	366	355	364

Net Income Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.64	$0.45	$1.40	$0.96
Class B Basic	$0.58	$0.40	$1.26	$0.86
Diluted	$0.60	$0.43	$1.32	$0.92
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.64	$0.27	$1.40	$0.77
Class B Basic	$0.58	$0.25	$1.26	$0.70
Diluted	$0.60	$0.26	$1.32	$0.74
Approximately 4 million of our stock-based compensation shares were antidilutive for both the three and six months ended March 29, 2014. Approximately 4 million and 7 million shares were antidilutive for the three and six months ended March 30, 2013, respectively. These shares were not included in the dilutive earnings per share calculation.
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
Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at March 29, 2014.
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
Cash flow hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and six months ended March 29, 2014, and March 30, 2013.
We had the following aggregated notional values of outstanding forward and option contracts accounted for as cash flow hedges (in millions, except soy meal tons):

	Metric	March 29, 2014	September 28, 2013
Commodity:
Corn	Bushels	4	5
Soy meal	Tons	70,300	96,800
Foreign Currency	United States dollar	$31	$60

As of March 29, 2014, the net amounts expected to be reclassified into earnings within the next 12 months are pretax gains of $2 million related to grains. During the three and six months ended March 29, 2014, and March 30, 2013, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.
The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$8	$(10)	Cost of Sales	$(3)	$(7)
Foreign exchange contracts	—	(5)	Other Income/Expense	—	—
Total	$8	$(15)		$(3)	$(7)

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Six Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$6	$(23)	Cost of Sales	$(3)	$(3)
Foreign exchange contracts	(1)	(5)	Other Income/Expense	—	(2)
Total	$5	$(28)		$(3)	$(5)

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

	Metric	March 29, 2014	September 28, 2013
Commodity:
Live Cattle	Pounds	358	209
Lean Hogs	Pounds	470	384
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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
		March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Gain/(Loss) on forwards	Cost of Sales	$(34)	$11	$(40)	$15
Gain/(Loss) on purchase contract	Cost of Sales	34	(11)	40	(15)
Ineffectiveness related to our fair value hedges was not significant for the three and six months ended March 29, 2014, and March 30, 2013.

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
We had the following aggregate outstanding notional values related to our undesignated positions (in millions, except soy meal tons):

	Metric	March 29, 2014	September 28, 2013
Commodity:
Corn	Bushels	35	69
Soy Meal	Tons	274,400	204,600
Soy Oil	Pounds	35	11
Live Cattle	Pounds	137	60
Lean Hogs	Pounds	153	159
Foreign Currency	United States dollars	$100	$95
The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain/(Loss) Recognized in Earnings		Gain/(Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
		March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$30	$(23)	$32	$(12)
Commodity contracts	Cost of Sales	(40)	—	(42)	(7)
Foreign exchange contracts	Other Income/Expense	2	1	1	2
Total		$(8)	$(22)	$(9)	$(17)

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	March 29, 2014	September 28, 2013
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$5	$4
Foreign exchange contracts	—	1
Total derivative assets – designated	5	5

Derivatives not designated as hedging instruments:
Commodity contracts	45	25
Foreign exchange contracts	1	2
Total derivative assets – not designated	46	27

Total derivative assets	$51	$32
Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$119	$29
Foreign exchange contracts	—	—
Total derivative liabilities – designated	119	29
Derivatives not designated as hedging instruments:
Commodity contracts	66	72
Foreign exchange contracts	1	1
Total derivative liabilities – not designated	67	73

Total derivative liabilities	$186	$102
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

March 29, 2014	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$50	$—	$(35)	$15
Foreign Exchange Forward Contracts	—	1	—	—	1
Available-for-Sale Securities:
Current	—	2	—	—	2
Non-current	3	24	67	—	94
Deferred Compensation Assets	12	214	—	—	226
Total Assets	$15	$291	$67	$(35)	$338
Liabilities:
Commodity Derivatives	$—	$185	$—	$(183)	$2
Foreign Exchange Forward Contracts	—	1	—	—	1
Total Liabilities	$—	$186	$—	$(183)	$3

September 28, 2013	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$29	$—	$(21)	$8
Foreign Exchange Forward Contracts	—	3	—	(1)	2
Available-for-Sale Securities:
Current	—	1	—	—	1
Non-current	4	24	65	—	93
Deferred Compensation Assets	23	191	—	—	214
Total Assets	$27	$248	$65	$(22)	$318
Liabilities:
Commodity Derivatives	$—	$101	$—	$(101)	$—
Foreign Exchange Forward Contracts	—	1	—	—	1
Total Liabilities	$—	$102	$—	$(101)	$1

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At March 29, 2014, and September 28, 2013, we had posted with various counterparties $148 million and $79 million, respectively, of cash collateral related to our commodity derivatives and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	March 29, 2014	March 30, 2013
Balance at beginning of year	$65	$86
Total realized and unrealized gains (losses):
Included in earnings	—	1
Included in other comprehensive income (loss)	—	—
Purchases	15	9
Issuances	—	—
Settlements	(13)	(31)
Balance at end of period	$67	$65
Total gains (losses) for the six-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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

The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	March 29, 2014			September 28, 2013
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available-for-Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$26	$26	$—	$25	$25	$—
Corporate and Asset-Backed	66	67	1	64	65	1
Equity Securities:
Common Stock and Warrants (a)	3	3	—	9	4	(5)

(a)	At March 29, 2014, the amortized cost basis for Equity Securities had been reduced by accumulated other than temporary impairment of approximately $6 million.
Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized $6 million of other than temporary impairment for the six months ended March 29, 2014, which is recorded in the Consolidated Condensed Statements of Income in Other, net. No other than temporary losses were deferred in OCI as of March 29, 2014, and September 28, 2013.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and six months ended March 29, 2014 and March 30, 2013.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	March 29, 2014		September 28, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$2,073	$1,940	$2,541	$2,408

NOTE 13: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Six Months Ended
	March 29, 2014			March 30, 2013			March 29, 2014			March 30, 2013
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to Cost of Sales	$3	$(1)	$2	$7	$(3)	$4	$3	$(1)	$2	$3	$(1)	$2
(Gain) loss reclassified to Other Income/Expense	—	—	—	—	—	—	—	—	—	2	(1)	1
Unrealized gain (loss)	8	(3)	5	(15)	6	(9)	5	(2)	3	(28)	11	(17)

Investments:
(Gain) loss reclassified to Other Income/Expense	—	—	—	(1)	—	(1)	6	(2)	4	(1)	—	(1)
Unrealized gain (loss)	—	—	—	1	(1)	—	(1)	—	(1)	(3)	1	(2)

Currency translation:
Translation gain reclassified to Other Income/Expense	—	—	—	(19)	(1)	(20)	—	—	—	(19)	(1)	(20)
Translation adjustment	6	—	6	5	—	5	(5)	—	(5)	4	—	4

Postretirement benefits	1	(1)	—	2	—	2	2	—	2	3	—	3
Total Other Comprehensive Income (Loss)	$18	$(5)	$13	$(20)	$1	$(19)	$10	$(5)	$5	$(39)	$9	$(30)

NOTE 14: SEGMENT REPORTING
We operate in five segments: Chicken, Beef, Pork, Prepared Foods and International. We measure segment profit as operating income (loss).
During the second quarter of fiscal 2014, we began reporting our International operation as a separate segment, which was previously included in our Chicken segment. Our International segment became a separate reportable segment as a result of changes to our internal financial reporting to align with previously announced executive leadership changes. All periods presented have been reclassified to reflect this change. Beef, Pork, Prepared Foods and Other results were not impacted by this change.
Chicken: Chicken includes our domestic operations related to raising and processing live chickens into fresh, frozen and value-added chicken products, as well as sales from allied products. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
Beef: Beef includes our operations related to processing live fed cattle and fabricating dressed beef carcasses into primal and sub-primal meat cuts and case-ready products. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes sales from allied products such as hides and variety meats, as well as logistics operations to move products through the supply chain.
Pork: Pork includes our operations related to processing live market hogs and fabricating pork carcasses into primal and sub-primal cuts and case-ready products. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes our live swine group, related allied product processing activities and logistics operations to move products through the supply chain.

Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. Products primarily include pepperoni, bacon, sausage, beef and pork pizza toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets.
International: International includes our foreign operations primarily related to raising and processing live chickens into fresh, frozen and value-added chicken products in Brazil, China, India and Mexico. Products are marketed in each respective country to food retailers, foodservice distributors, restaurant operators, hotel chains, noncommercial foodservice establishments and live markets, as well as to other international export markets.
The results from Dynamic Fuels are included in Other.
Information on segments and a reconciliation to income from continuing operations before income taxes are as follows (in millions):

	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013
Sales:
Chicken	$2,842	$2,733		$5,498	$5,328
Beef	3,825	3,447		7,559	6,932
Pork	1,487	1,311		2,911	2,674
Prepared Foods	861	803		1,768	1,644
International	328	331		655	658
Other	—	27		—	47
Intersegment Sales	(311)	(269)		(598)	(534)
Total Sales	$9,032	$8,383		$17,793	$16,749

Operating Income (Loss):
Chicken	$234	$143		$487	$256
Beef	35	(26)		93	20
Pork	107	72		228	197
Prepared Foods	21	28		37	61
International	(30)	(3)		(58)	(5)
Other	(6)	22		(14)	11
Total Operating Income	361	236		773	540

Total Other (Income) Expense	20	15	(a)	49	51	(a)

Income from Continuing Operations before Income Taxes	$341	$221		$724	$489

(a)	Includes $19 million related to the recognized currency translation adjustment gain
The Chicken segment had sales of $2 million and $6 million in the second quarter of fiscal 2014 and 2013, respectively, and sales of $4 million and $8 million in the first six months of fiscal 2014 and 2013, respectively, from transactions with other operating segments of the Company. The Beef segment had sales of $67 million and $54 million in the second quarter of fiscal 2014 and 2013, respectively, and sales of $130 million and $97 million in the first six months of fiscal 2014 and 2013, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $242 million and $209 million in the second quarter of fiscal 2014 and 2013, respectively, and sales of $464 million and $429 million in the first six months of fiscal 2014 and 2013, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

NOTE 15: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, which consist primarily of leases and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of March 29, 2014, was $53 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 14 years. The maximum potential amount of the residual value guarantees is $50 million, of which $44 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At March 29, 2014, and September 28, 2013, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of March 29, 2014, was approximately $310 million. The total receivables under these programs were $32 million and $44 million at March 29, 2014, and September 28, 2013, respectively, and are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $10 million and $15 million at March 29, 2014, and September 28, 2013, respectively.
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

•
A jury trial was held in the Bouaphakeo case, which involves our Storm Lake, Iowa pork plant, which resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145. We have appealed the jury's verdict and trial court's award to the Eighth Circuit Court of Appeals. Oral arguments were held on February 11, 2014.

•
A jury trial was held in the Guyton case, which involves our Columbus Junction, Iowa pork plant, which resulted in a jury verdict in favor of Tyson on April 25, 2012. The plaintiffs have appealed to the Eighth Circuit Court of Appeals. Oral arguments were held on February 11, 2014.

•
A bench trial was held in the Acosta case, which involves our Madison, Nebraska pork plant, in January 2013. In May 2013 the trial court awarded the plaintiffs $5,733,943 for unpaid overtime wages. Subsequently, the court ordered the class of plaintiffs expanded, and the plaintiffs submitted an updated calculation of $6,258,330 for unpaid overtime wages as reflected by payroll data through May 2013. On January 30, 2014, the trial court entered judgment in favor of the plaintiffs in the amount of $18,774,989. The court denied our post-trial motions, and we appealed to the Eighth Circuit Court of Appeals.

•
A jury trial in the Gomez case, which involves our Dakota City, Nebraska beef plant, was held, and the jury found in favor of the plaintiffs on April 3, 2013. On October 2, 2013, the trial court denied the parties’ post-trial motions and entered judgment awarding unpaid overtime wages, liquidated damages, and penalties totaling $4,960,787. We appealed the jury’s verdict and trial court’s award to the Eighth Circuit Court of Appeals.

•
The trial court in the Edwards case, which involves our Perry and Waterloo, Iowa pork plants, decertified the state law class and granted other pre-trial motions that resulted in judgment in our favor with respect to the plaintiffs’ claims. The plaintiffs have filed a motion to modify this judgment.

•
The parties in the Carter case, which involves our Logansport, Indiana pork plant, agreed to settle all claims for $950,000. The parties’ joint motion for approval of the settlement is currently pending.

•
The trial court in the Abadeer case, which involves our Goodlettsville, Tennessee case-ready beef and pork plant, granted the plaintiffs’ motion for summary judgment in part, finding that certain pre- and post-shift activities were compensable and our non-payment for those activities was willful and not in good faith. The trial for the remaining issues, including damages, originally scheduled in April 2014, is now scheduled to begin in August 2014.

We have pending one wage and hour action involving our Tyson Prepared Foods plant located in Jefferson, Wisconsin (Weissman, et al. v. Tyson Prepared Foods, Inc., Jefferson County (Wisconsin) Circuit Court, October 20, 2010). The plaintiffs allege that employees should be paid for the time it takes to engage in pre- and post-shift activities such as changing into and out of protective and sanitary clothing and the associated time it takes to walk to and from their workstations post-donning and pre-doffing of protective and sanitary clothing, and that they are entitled to back wages, liquidated damages, pre- and post-judgment interest, and attorneys’ fees and costs. The trial court granted our motion for summary judgment seeking dismissal of the claims, but the state appellate court reversed and remanded the case to the trial court. The parties subsequently agreed to settle all claims for $500,000.
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

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended March 29, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$148	$5,168	$4,159	$(443)	$9,032
Cost of Sales	4	4,953	3,867	(443)	8,381
Gross Profit	144	215	292	—	651
Selling, General and Administrative	28	57	205	—	290
Operating Income	116	158	87	—	361
Other (Income) Expense:
Interest expense, net	(15)	34	3	—	22
Other, net	1	—	(3)	—	(2)
Equity in net earnings of subsidiaries	(128)	(6)	—	134	—
Total Other (Income) Expense	(142)	28	—	134	20
Income from Continuing Operations before Income Taxes	258	130	87	(134)	341
Income Tax Expense	45	44	42	—	131
Income from Continuing Operations	213	86	45	(134)	210
Loss from Discontinued Operation, Net of Tax	—	—	—	—	—
Net Income	213	86	45	(134)	210
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(3)	—	(3)
Net Income Attributable to Tyson	$213	$86	$48	$(134)	$213

Comprehensive Income (Loss)	224	91	51	(143)	223
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(3)	—	(3)
Comprehensive Income (Loss) Attributable to Tyson	$224	$91	$54	$(143)	$226

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended March 30, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$101	$4,552	$4,008	$(278)	$8,383
Cost of Sales	11	4,479	3,703	(278)	7,915
Gross Profit	90	73	305	—	468
Selling, General and Administrative	12	45	175	—	232
Operating Income	78	28	130	—	236
Other (Income) Expense:
Interest expense, net	9	15	10	—	34
Other, net	4	—	(23)	—	(19)
Equity in net earnings of subsidiaries	(51)	10	—	41	—
Total Other (Income) Expense	(38)	25	(13)	41	15
Income from Continuing Operations before Income Taxes	116	3	143	(41)	221
Income Tax Expense	21	2	30	—	53
Income from Continuing Operations	95	1	113	(41)	168
Loss from Discontinued Operation, Net of Tax	—	—	(62)	—	(62)
Net Income	95	1	51	(41)	106
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	11	—	11
Net Income Attributable to Tyson	$95	$1	$40	$(41)	$95

Comprehensive Income (Loss)	87	(22)	(19)	41	87
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	11	—	11
Comprehensive Income (Loss) Attributable to Tyson	$87	$(22)	$(30)	$41	$76

Condensed Consolidating Statement of Income and Comprehensive Income for the six months ended March 29, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$315	$10,216	$8,146	$(884)	$17,793
Cost of Sales	21	9,779	7,541	(884)	16,457
Gross Profit	294	437	605	—	1,336
Selling, General and Administrative	51	112	400	—	563
Operating Income	243	325	205	—	773
Other (Income) Expense:
Interest expense, net	(10)	49	9	—	48
Other, net	7	(1)	(5)	—	1
Equity in net earnings of subsidiaries	(303)	(12)	—	315	—
Total Other (Income) Expense	(306)	36	4	315	49
Income from Continuing Operations before Income Taxes	549	289	201	(315)	724
Income Tax Expense	82	96	84	—	262
Income from Continuing Operations	467	193	117	(315)	462
Loss from Discontinued Operation, Net of Tax	—	—	—	—	—
Net Income	467	193	117	(315)	462
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(5)	—	(5)
Net Income Attributable to Tyson	$467	$193	$122	$(315)	$467

Comprehensive Income (Loss)	467	192	114	(306)	467
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(5)	—	(5)
Comprehensive Income (Loss) Attributable to Tyson	$467	$192	$119	$(306)	$472

Condensed Consolidating Statement of Income and Comprehensive Income for the six months ended March 30, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$176	$9,302	$7,876	$(605)	$16,749
Cost of Sales	27	9,017	7,303	(605)	15,742
Gross Profit	149	285	573	—	1,007
Selling, General and Administrative	32	97	338	—	467
Operating Income	117	188	235	—	540
Other (Income) Expense:
Interest expense, net	17	31	22	—	70
Other, net	4	—	(23)	—	(19)
Equity in net earnings of subsidiaries	(200)	(14)	—	214	—
Total Other (Income) Expense	(179)	17	(1)	214	51
Income from Continuing Operations before Income Taxes	296	171	236	(214)	489
Income Tax Expense	28	53	68	—	149
Income from Continuing Operations	268	118	168	(214)	340
Loss from Discontinued Operation, Net of Tax	—	—	(66)	—	(66)
Net Income	268	118	102	(214)	274
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	6	—	6
Net Income Attributable to Tyson	$268	$118	$96	$(214)	$268

Comprehensive Income (Loss)	244	99	31	(130)	244
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	6	—	6
Comprehensive Income (Loss) Attributable to Tyson	$244	$99	$25	$(130)	$238

Condensed Consolidating Balance Sheet as of March 29, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$20	$418	$—	$438
Accounts receivable, net	1	636	911	—	1,548
Inventories	—	1,245	1,723	—	2,968
Other current assets	137	46	222	(175)	230
Total Current Assets	138	1,947	3,274	(175)	5,184
Net Property, Plant and Equipment	31	906	3,168	—	4,105
Goodwill	—	881	1,044	—	1,925
Intangible Assets	—	18	138	—	156
Other Assets	165	145	265	(59)	516
Investment in Subsidiaries	12,230	2,046	—	(14,276)	—
Total Assets	$12,564	$5,943	$7,889	$(14,510)	$11,886

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$—	$—	$52	$—	$52
Accounts payable	36	650	743	—	1,429
Other current liabilities	4,157	286	822	(4,241)	1,024
Total Current Liabilities	4,193	936	1,617	(4,241)	2,505
Long-Term Debt	1,771	1	175	(59)	1,888
Deferred Income Taxes	26	73	345	—	444
Other Liabilities	138	156	291	—	585

Total Tyson Shareholders’ Equity	6,436	4,777	5,433	(10,210)	6,436
Noncontrolling Interest	—	—	28	—	28
Total Shareholders’ Equity	6,436	4,777	5,461	(10,210)	6,464
Total Liabilities and Shareholders’ Equity	$12,564	$5,943	$7,889	$(14,510)	$11,886

Condensed Consolidating Balance Sheet as of September 28, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$21	$1,124	$—	$1,145
Accounts receivable, net	—	571	926	—	1,497
Inventories	—	1,039	1,778	—	2,817
Other current assets	351	88	117	(411)	145
Total Current Assets	351	1,719	3,945	(411)	5,604
Net Property, Plant and Equipment	32	891	3,130	—	4,053
Goodwill	—	881	1,021	—	1,902
Intangible Assets	—	21	117	—	138
Other Assets	895	162	244	(821)	480
Investment in Subsidiaries	11,975	2,035	—	(14,010)	—
Total Assets	$13,253	$5,709	$8,457	$(15,242)	$12,177

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$457	$132	$251	$(327)	$513
Accounts payable	27	575	757	—	1,359
Other current liabilities	4,625	200	901	(4,588)	1,138
Total Current Liabilities	5,109	907	1,909	(4,915)	3,010
Long-Term Debt	1,770	679	241	(795)	1,895
Deferred Income Taxes	24	93	362	—	479
Other Liabilities	149	155	282	(26)	560

Total Tyson Shareholders’ Equity	6,201	3,875	5,631	(9,506)	6,201
Noncontrolling Interest	—	—	32	—	32
Total Shareholders’ Equity	6,201	3,875	5,663	(9,506)	6,233
Total Liabilities and Shareholders’ Equity	$13,253	$5,709	$8,457	$(15,242)	$12,177

Condensed Consolidating Statement of Cash Flows for the six months ended March 29, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$10	$129	$171	$(45)	$265
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(67)	(225)	—	(293)
(Purchases of)/Proceeds from marketable securities, net	—	—	(3)	—	(3)
Acquisitions, net of cash acquired	—	—	(56)	—	(56)
Other, net	—	1	7	—	8
Cash Provided by (Used for) Investing Activities	(1)	(66)	(277)	—	(344)
Cash Flows from Financing Activities:
Net change in debt	(370)	—	(6)	—	(376)
Purchases of Tyson Class A common stock	(275)	—	—	—	(275)
Dividends	(50)	—	(45)	45	(50)
Stock options exercised	49	—	—	—	49
Other, net	19	—	—	—	19
Net change in intercompany balances	618	(64)	(554)	—	—
Cash Provided by (Used for) Financing Activities	(9)	(64)	(605)	45	(633)
Effect of Exchange Rate Change on Cash	—	—	5	—	5
Increase (Decrease) in Cash and Cash Equivalents	—	(1)	(706)	—	(707)
Cash and Cash Equivalents at Beginning of Year	—	21	1,124	—	1,145
Cash and Cash Equivalents at End of Period	$—	$20	$418	$—	$438

Condensed Consolidating Statement of Cash Flows for the six months ended March 30, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$89	$76	$78	$(13)	$230
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2)	(54)	(234)	—	(290)
(Purchases of)/Proceeds from marketable securities, net	—	(13)	(50)	—	(63)
Acquisitions, net of cash acquired	—	—	(10)	—	(10)
Other, net	(3)	—	33	—	30
Cash Provided by (Used for) Investing Activities	(5)	(67)	(261)	—	(333)
Cash Flows from Financing Activities:
Net change in debt	(1)	—	(17)	—	(18)
Purchases of Tyson Class A common stock	(188)	—	—	—	(188)
Dividends	(70)	—	(13)	13	(70)
Stock options exercised	69	—	—	—	69
Other, net	2	—	—	—	2
Net change in intercompany balances	103	4	(107)	—	—
Cash Provided by (Used for) Financing Activities	(85)	4	(137)	13	(205)
Effect of Exchange Rate Change on Cash	—	—	(1)	—	(1)
Increase (Decrease) in Cash and Cash Equivalents	(1)	13	(321)	—	(309)
Cash and Cash Equivalents at Beginning of Year	1	9	1,061	—	1,071
Cash and Cash Equivalents at End of Period	$—	$22	$740	$—	$762

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Description of the Company
We are one of the world’s largest meat protein companies and the second-largest food production company in the Fortune 500 with one of the most recognized brand names in the food industry. We produce, distribute and market chicken, beef, pork, prepared foods and related allied products. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials, feed ingredients; and operating efficiencies of our facilities. Our operations are conducted in five segments: Chicken, Beef, Pork, Prepared Foods and International. During the second quarter of fiscal 2014, we began reporting our International operation as a separate segment, which was previously included in our Chicken segment. Our International segment became a separate reportable segment as a result of changes to our internal financial reporting to align with previously announced executive leadership changes. The International segment includes our foreign operations primarily related to raising and processing live chickens into fresh, frozen and value-added chicken products in Brazil, China, India and Mexico. All periods presented have been reclassified to reflect this change. Beef, Pork, Prepared Foods and Other results were not impacted by this change.
Overview

•	General – Operating income grew 53% in the second quarter of fiscal 2014 over the same period in fiscal 2013 and was led by strong earnings in our Chicken and Pork segments.

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

•
Market environment – Our Chicken segment delivered strong results in the second quarter of fiscal 2014 driven by favorable domestic market conditions associated with strong demand for our chicken products. Our Beef segment experienced record high fed cattle costs and reduced availability of fed cattle supplies but increased operating margins by maximizing our revenues relative to the rising live cattle markets. Our Pork segment results remained strong in the second quarter of fiscal 2014 due to mix changes and favorable market conditions associated with lower total pork supplies. Our Prepared Foods segment was challenged by volatile raw material prices in addition to costs incurred as we continue to invest in our lunchmeat business and growth platforms. Our International segment experienced losses due to challenging market conditions in China and Brazil.

•
Discontinued Operation – In the third quarter of fiscal 2013, we reported our Weifang operation in China, which was previously part of our Chicken segment, as a discontinued operation. Accordingly, Weifang's results are reported as a discontinued operation for all periods presented.

•	Margins – Our total operating margin was 4.0% in the second quarter of fiscal 2014. Operating margins by segment were as follows:

•	Chicken – 8.2%

•	Beef – 0.9%

•	Pork – 7.2%

•	Prepared Foods – 2.4%

•	International – (9.1)%

•
Debt and Liquidity – During the second quarter of fiscal 2014 we used $96 million of cash to fund operations. Additionally, we repurchased, as part of our share repurchase program, 2.5 million shares of our Class A stock for $100 million. At March 29, 2014, we had approximately $1.4 billion of liquidity, which includes availability under our credit facility and $438 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net income from continuing operations attributable to Tyson	$213	$157	$467	$334
Net income from continuing operations attributable to Tyson – per diluted share	0.60	0.43	1.32	0.92

Net loss from discontinued operation attributable to Tyson	—	(62)	—	(66)
Net loss from discontinued operation attributable to Tyson – per diluted share	—	(0.17)	—	(0.18)

Net income attributable to Tyson	213	95	467	268
Net income attributable to Tyson – per diluted share	0.60	0.26	1.32	0.74
Second quarter and six months - Fiscal 2013 - Net income included the following item:

•	$19 million, or $0.05 per diluted share, related to a recognized currency translation adjustment.
Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Sales	$9,032	$8,383	$17,793	$16,749
Change in sales volume	2.8%		2.6%
Change in average sales price	5.2%		3.8%
Sales growth	7.7%		6.2%
Second quarter – Fiscal 2014 vs Fiscal 2013

•
Sales Volume – Sales were positively impacted by higher sales volume, which accounted for an increase of $141 million. All segments, with the exception of the Beef segment, had an increase in sales volume.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $508 million. The Beef and Pork segments had an increase in average sales price largely due to increased pricing associated with rising cattle and hog costs. These increases were partially offset by a decrease in average sales price in the Chicken, Prepared Foods and International segments which was driven by lower feed ingredient costs and volatile markets in our International segment.

Six months – Fiscal 2014 vs Fiscal 2013

•
Sales Volume – Sales were positively impacted by higher sales volume, which accounted for an increase of $362 million. All segments, with the exception of the Pork segment, had an increase in sales volume.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $682 million. All segments, with the exception of the Chicken and International segments, had an increase in average sales price largely due to continued tight domestic availability of protein, increased pricing associated with rising live and raw material costs, and improved mix. These increases were partially offset by a decrease in average sales price in the Chicken and International segments driven by lower feed ingredient costs and volatile markets in our International segment.

Cost of Sales

in millions	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Cost of sales	$8,381	$7,915	$16,457	$15,742
Gross profit	$651	$468	$1,336	$1,007
Cost of sales as a percentage of sales	92.8%	94.4%	92.5%	94.0%
Second quarter – Fiscal 2014 vs Fiscal 2013

•	Cost of sales increased $466 million. Higher input cost per pound increased cost of sales $314 million and higher sales volume increased cost of sales $152 million.

•	The $314 million impact of higher input cost per pound was primarily driven by:

•	Increases in live cattle and live hog costs of approximately $355 million and $90 million, respectively.

•	Increase in raw material and other input costs in our Prepared Foods segment of approximately $25 million.

•	Decreases in feed costs of approximately $175 million in our Chicken segment and $13 million in our International segment.

•	The $152 million impact of higher sales volume was driven by increases in sales volume in all of our segments other than our Beef segment.
Six months – Fiscal 2014 vs Fiscal 2013

•	Cost of sales increased $715 million. Higher input cost per pound increased cost of sales $357 million and higher sales volume increased cost of sales $358 million.

•	The $357 million impact of higher input cost per pound was primarily driven by:

•	Increases in live cattle and live hog costs of approximately $450 million and $140 million, respectively.

•	Increase in raw material and other input costs in our Prepared Foods segment of approximately $65 million.

•	Decrease in feed costs of approximately $340 million in our Chicken segment and $18 million in our International segment.

•	The $358 million impact of higher sales volume was driven by increases in sales volume in all of our segments other than our Pork segment.
Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Selling, general and administrative expense	$290	$232	$563	$467
As a percentage of sales	3.2%	2.8%	3.2%	2.8%
Second quarter – Fiscal 2014 vs Fiscal 2013

•	Increase of $24 million related to employee costs including payroll and stock-based and incentive-based compensation.

•	Increase of $18 million related to advertising, sales promotions and commissions.

•	Increase of $12 million related to professional fees and charitable contributions.
Six months – Fiscal 2014 vs Fiscal 2013

•	Increase of $37 million related to employee costs including payroll and stock-based and incentive-based compensation.

•	Increase of $35 million related to advertising, sales promotions and commissions.

•	Increase of $20 million related to professional fees and charitable contributions.

Interest Expense

in millions	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Cash interest expense	$24	$29	$49	$59
Non-cash interest expense	1	7	4	14
Total Interest Expense	$25	$36	$53	$73
Second quarter and six months – Fiscal 2014 vs Fiscal 2013

•
Cash interest expense includes interest expense related to the coupon rates for senior notes and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease is due to a lower average debt balance compared to the same period in fiscal 2013 as our 2013 Notes were paid off and retired on October 15, 2013.

•
Non-cash interest expense primarily includes interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. The decrease is due to lower amortization of debt issuance costs and discounts compared to the same period in fiscal 2013 as our 2013 Notes were paid off and retired on October 15, 2013.

Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	$(2)	$(19)	$1	$(19)
Six months – Fiscal 2014

•
Included an expense of $6 million related to the impairment of an equity security investment, which was partially offset by income of $5 million of equity earnings in joint ventures and foreign currency exchange gains.

Second quarter and six months - Fiscal 2013

•	Included $19 million related to a currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada.
Effective Tax Rate

Three Months Ended		Six Months Ended
March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
38.3%	23.9%	36.2%	30.4%
Second quarter and six months - Fiscal 2014 – The effective tax rate for continuing operations was impacted by:

•	state income taxes;

•	the domestic production deduction; and

•	losses in foreign jurisdictions for which no benefit is recognized.
Second quarter and six months - Fiscal 2013 – The effective tax rate for continuing operations was impacted by:

•	the non-taxable currency translation adjustment gain;

•	the retroactive extension of tax credits;

•	change in tax reserves;

•	state income taxes;

•	the domestic production deduction; and

•	losses in foreign jurisdictions for which no benefit is recognized.

Segment Results
We operate in five segments: Chicken, Beef, Pork, Prepared Foods and International. The following table is a summary of sales and operating income (loss), which is how we measure segment income.

in millions	Sales
	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Chicken	$2,842	$2,733	$5,498	$5,328
Beef	3,825	3,447	7,559	6,932
Pork	1,487	1,311	2,911	2,674
Prepared Foods	861	803	1,768	1,644
International	328	331	655	658
Other	—	27	—	47
Intersegment Sales	(311)	(269)	(598)	(534)
Total	$9,032	$8,383	$17,793	$16,749

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Chicken	$234	$143	$487	$256
Beef	35	(26)	93	20
Pork	107	72	228	197
Prepared Foods	21	28	37	61
International	(30)	(3)	(58)	(5)
Other	(6)	22	(14)	11
Total	$361	$236	$773	$540
Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Sales	$2,842	$2,733	$109	$5,498	$5,328	$170
Sales Volume Change			4.3%			3.4%
Average Sales Price Change			(0.3)%			(0.2)%
Operating Income	$234	$143	$91	$487	$256	$231
Operating Margin	8.2%	5.2%		8.9%	4.8%
Second quarter and six months – Fiscal 2014 vs Fiscal 2013

•	Sales Volume – Sales volumes grew due to stronger demand for chicken products and mix of rendered product sales.

•	Average Sales Price – The slight decrease in average sales price was primarily due to lower feed ingredient costs, partially offset by mix changes.

•
Operating Income – Operating income was positively impacted by increased sales volume, operational improvements and lower feed ingredient costs, partially offset by decreased average sales price. Feed costs decreased $175 million and $340 million for the second quarter and first six months of fiscal 2014, respectively.

Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Sales	$3,825	$3,447	$378	$7,559	$6,932	$627
Sales Volume Change			(1.8)%			1.1%
Average Sales Price Change			13.0%			7.9%
Operating Income	$35	$(26)	$61	$93	$20	$73
Operating Margin	0.9%	(0.8)%		1.2%	0.3%
Second quarter and six months – Fiscal 2014 vs Fiscal 2013

•
Sales Volume – Sales volumes decreased for the second quarter of fiscal 2014 due to a reduction in live cattle processed as a result of reduced export sales. However, sales volumes increased for the first six months of fiscal 2014 due to better demand for our beef products.

•	Average Sales Price – Average sales price increased due to lower domestic availability of fed cattle supplies, which drove up livestock costs.

•
Operating Income – Operating income increased due to improved operational execution and maximizing our revenues relative to the rising live cattle markets, partially offset by increased operating costs.

Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Sales	$1,487	$1,311	$176	$2,911	$2,674	$237
Sales Volume Change			0.7%			(0.7)%
Average Sales Price Change			12.5%			9.6%
Operating Income	$107	$72	$35	$228	$197	$31
Operating Margin	7.2%	5.5%		7.8%	7.4%
Second quarter and six months – Fiscal 2014 vs Fiscal 2013

•
Sales Volume – Sales volumes increased for the second quarter of fiscal 2014 as a result of better domestic demand for our pork products. However, sales volumes decreased for the first six months of fiscal 2014 as a result of reduced export sales during our first quarter of fiscal 2014.

•	Average Sales Price – Average sales price increased primarily due to mix changes and lower total hog supplies, which resulted in higher input costs.

•	Operating Income – Operating income increased due to maximizing our revenues relative to live hog markets, partially attributable to operational and mix performance.

Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Sales	$861	$803	$58	$1,768	$1,644	$124
Sales Volume Change			8.1%			5.7%
Average Sales Price Change			(0.9)%			1.7%
Operating Income	$21	$28	$(7)	$37	$61	$(24)
Operating Margin	2.4%	3.5%		2.1%	3.7%
Second quarter and six months – Fiscal 2014 vs Fiscal 2013

•	Sales Volume – Sales volumes increased as a result of improved demand for our prepared foods products and incremental volumes from the purchase of three businesses.

•
Average Sales Price – Average sales price decreased slightly for the second quarter of fiscal 2014 due to mix changes. However, average sales price increased for the first six months of fiscal 2014 due to better product mix and price increases associated with higher input costs.

•
Operating Income – Operating income decreased, despite increases in sales volumes, as a result of higher raw material and other input costs of approximately $25 million and $65 million for the second quarter and first six months of fiscal 2014, respectively, and additional costs incurred as we invested in our growth platforms. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through pricing. However, there is a lag time for price increases to take effect.

International Segment Results

in millions	Three Months Ended			Six Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
Sales	$328	$331	$(3)	$655	$658	$(3)
Sales Volume Change			13.8%			12.4%
Average Sales Price Change			(12.9)%			(11.4)%
Operating Income	$(30)	$(3)	$(27)	$(58)	$(5)	$(53)
Operating Margin	(9.1)%	(0.9)%		(8.9)%	(0.8)%
Second quarter and six months – Fiscal 2014 vs Fiscal 2013

•	Sales Volume – Sales volumes increased as we continue to grow our businesses in Brazil and China.

•
Average Sales Price – Average sales price decreased due to poor export market conditions in Brazil, supply imbalances associated with weak demand in China and a less favorable pricing environment in Mexico.

•
Operating Income – Operating income decreased due to poor operational execution in Brazil, challenging market conditions in Brazil and China and additional costs incurred as we continue to grow our International operation.

Outlook
In fiscal 2014, we expect overall domestic protein production (chicken, beef, pork and turkey) to decrease approximately 1% from fiscal 2013 levels, mainly due to further reductions in forecasted hog supplies. Grain supplies are expected to increase in fiscal 2014, which should result in lower input costs. The following is a summary of the fiscal 2014 outlook for each of our segments, as well as an outlook on sales, capital expenditures, net interest expense, debt and liquidity and share repurchases:

•
Chicken – We expect domestic chicken production to increase around 2-3% in fiscal 2014 compared to fiscal 2013. Based on current futures prices, we expect lower feed costs in fiscal 2014 compared to fiscal 2013 of approximately $500 million. Many of our sales contracts are formula based or shorter-term in nature, but there may be a lag time for price changes to take effect. Due to the relative value of chicken compared to other proteins, we believe demand will remain strong in fiscal 2014. We believe our Chicken segment should be above its normalized range of 5.0%-7.0% for fiscal 2014.

•
Beef – We expect to see a reduction of industry fed cattle supplies of 3-4% in fiscal 2014 as compared to fiscal 2013. Although we generally expect adequate supplies in regions we operate our plants, there may be periods of imbalance of fed cattle supply and demand. For fiscal 2014, we believe our Beef segment's profitability will be similar to fiscal 2013, which was below its normalized range of 2.5%-4.5%.

•
Pork – We expect industry hog supplies to decrease around 4-5% in fiscal 2014 compared to fiscal 2013, partially offset by increased average live weights. For fiscal 2014, we believe our Pork segment will be in its normalized range of 6.0%-8.0%.

•
Prepared Foods – We expect operational improvements and pricing to offset increased raw material costs. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through increased pricing. As we continue to invest heavily in our growth platforms, we expect our Prepared Foods segment to be below its normalized range of 4.0%-6.0% for fiscal 2014.

•
International – We expect our International chicken production to increase around 15% in fiscal 2014 compared to fiscal 2013. Based on current futures prices, we expect lower feed costs in fiscal 2014 compared to fiscal 2013 of approximately $40 million. Unless market conditions improve, we will incur losses for the remainder of the year; however the losses in the third and fourth quarters of fiscal 2014 should be lower than the losses sustained in the first two quarters of fiscal 2014.

•
Sales – We expect fiscal 2014 sales to approximate $37 billion as we continue to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales and international chicken production, as well as price increases associated with rising cattle and hog costs.

•	Capital Expenditures – We expect fiscal 2014 capital expenditures to be approximately $650 to $700 million.

•	Net Interest Expense – We expect net interest expense will approximate $95 million for fiscal 2014.

•	Debt and Liquidity – We expect total liquidity, which was $1.4 billion at March 29, 2014, to be above our goal to maintain liquidity in excess of $1.2 billion.

•
Share Repurchases – We expect to continue repurchasing shares under our share repurchase program. As of March 29, 2014, 32.1 million shares remained authorized for repurchases under this program. The timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements.

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
Cash Flows from Operating Activities

in millions	Six Months Ended
	March 29, 2014	March 30, 2013
Net income	$462	$274
Non-cash items in net income:
Depreciation and amortization	254	259
Deferred income taxes	(24)	(24)
Other, net	32	57
Convertible debt discount	(92)	—
Changes in working capital	(367)	(336)
Net cash provided by operating activities	$265	$230

•
Operating cash outflow associated with the Convertible debt discount relate to the initial debt discount of $92 million on our 2013 Notes, which matured and were retired in the first quarter of fiscal 2014.

•	Cash flows associated with changes in working capital for the six months ended:

•
March 29, 2014 – Decreased primarily due to higher inventory and accounts receivable balances and decreases in taxes payable and accrued salaries, wages and benefits balances, partially offset by an increase in accounts payable. The increase in inventory and accounts receivable balances is largely due to increased raw material costs and timing of sales.

•
March 30, 2013 – Decreased primarily due to higher inventory and accounts receivable balances and decreases in accounts payable and accrued salaries, wages and benefits balances. The increase in inventory and accounts receivable balances is largely due to increased raw material costs and timing of sales.

Cash Flows from Investing Activities

in millions	Six Months Ended
	March 29, 2014	March 30, 2013
Additions to property, plant and equipment	$(293)	$(290)
(Purchases of)/Proceeds from marketable securities, net	(3)	(63)
Acquisitions, net of cash acquired	(56)	(10)
Other, net	8	30
Net cash used for investing activities	$(344)	$(333)

•
Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities as well as ongoing development of our International segment.

•
Capital spending for fiscal 2014 is expected to be approximately $650 to $700 million, and will include spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility, as well as expansion of our International segment.

•
Acquisitions - During the first six months of fiscal 2014, we acquired a value-added food business as part of our strategic expansion initiative. The purchase price of the acquisition was $56 million, which included $12 million for property, plant and equipment, $27 million allocated to Intangible Assets and $18 million allocated to Goodwill.

Cash Flows from Financing Activities

in millions	Six Months Ended
	March 29, 2014	March 30, 2013
Payments on debt	$(390)	$(55)
Net proceeds from borrowings	14	37
Purchases of Tyson Class A common stock	(275)	(188)
Dividends	(50)	(70)
Stock options exercised	49	69
Other, net	19	2
Net cash used for financing activities	$(633)	$(205)

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

•
During the first six months of fiscal 2014, we received proceeds of $11 million and paid $21 million related to borrowings at our foreign subsidiaries. Total debt related to our foreign subsidiaries was $50 million at March 29, 2014 ($37 million current, $13 million long-term).

•	Purchases of Tyson Class A stock included:

•	$250 million and $150 million for shares repurchased pursuant to our share repurchase program during the six months ended March 29, 2014 and March 30, 2013, respectively; and

•
$25 million and $38 million for shares repurchased to fund certain obligations under our equity compensation plans during the during the six months ended March 29, 2014 and March 30, 2013, respectively.

•
Dividends during the first six months of fiscal 2014 included a 50% increase to our quarterly dividend rate. Dividends during the first six months of fiscal 2013 include a special dividend of $0.10 and $0.09 to holders of our Class A stock and Class B stock, respectively.

Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$438
Short-term investments					$2
Revolving credit facility	August 2017	$1,000	$45	$—	$955
Total liquidity					$1,395

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of workers’ compensation insurance programs and derivative activities.

•	In October 2013 our 2013 Notes matured at which time we paid the $458 million principal value with cash on hand.

•
At March 29, 2014, approximately 71% of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. Our U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

•	Our current ratio was 2.07 to 1 and 1.86 to 1 at March 29, 2014, and September 28, 2013, respectively.

Capital Resources
Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of March 29, 2014, we had outstanding letters of credit totaling $45 million issued under this facility, none of which were drawn upon, which left $955 million available for borrowing. Our revolving credit facility is funded by a syndicate of 44 banks, with commitments ranging from $0.3 million to $90 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At March 29, 2014, and September 28, 2013, the ratio of our debt-to-total capitalization was 23.1% and 27.9%, respectively. The reduction in this ratio at March 29, 2014 was due to the retirement of our 2013 Notes, which totaled $458 million, upon their maturity in our first quarter of fiscal 2014. For the purpose of this calculation, debt is defined as the sum of current and long-term debt. Total capitalization is defined as debt plus Total Shareholders’ Equity.
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
We were in compliance with all debt covenants at March 29, 2014.

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
Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of March 29, 2014, and September 28, 2013, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	March 29, 2014	September 28, 2013
Livestock:
Cattle	$57	$13
Hogs	56	35
Grain	12	23
Interest Rate Risk: At March 29, 2014, we had variable rate debt of $163 million with a weighted average interest rate of 3.2%. A hypothetical 10% increase in interest rates effective at March 29, 2014, and September 28, 2013, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At March 29, 2014, we had fixed-rate debt of $1.8 billion with a weighted average interest rate of 5.5%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $22 million at March 29, 2014 and September 28, 2013. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Indian rupee and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at March 29, 2014, and September 28, 2013, related to the foreign exchange forward and option contracts would have a $7 million and $11 million impact, respectively, on pretax income. In the future, we may enter into more foreign exchange forward and option contracts as a result of our international growth strategy.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2013 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2013 Annual Report.

Item 4.	Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 29, 2014, our disclosure controls and procedures were effective.
In the second quarter ended March 29, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Dec. 29, 2013 to Jan. 25, 2014	165,988		$33.88	—		9,614,083
Jan. 26, 2014 to Mar. 1, 2014	1,301,272		37.20	1,128,200		33,485,883
Mar. 2, 2014 to Mar. 29, 2014	1,508,248		40.55	1,431,112		32,054,771
Total	2,975,508	(2)	$38.71	2,559,312	(3)	32,054,771

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

(2)
We purchased 416,196 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 391,103 shares purchased in open market transactions and 25,093 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
Grant of Non-Qualified Stock Options
The Compensation Committee (Committee) of the Company's Board of Directors adopted a procedure in 2006 to grant non-qualified stock options on the fourth (4th) business day immediately following the date of our release of fiscal year-end earnings to the public, with such options to be granted at the closing price on the date of grant. At the April 30, 2014 meeting, the Committee approved resolutions stating earnings for fiscal 2014 are currently expected to be released November 17, 2014, and options shall be granted on the 4th business day after earnings are released, making the expected option grant date November 21, 2014. The resolutions further stated that if the earnings release date for fiscal 2014 is changed, the option grant date shall also be appropriately changed to fall on the 4th business day after the announcement of the earnings.
Amended and Restated Employment Agreement
On May 1, 2014, we entered into an Amended and Restated Employment Agreement with Mr. John Tyson, Chairman of the Board of Directors. This agreement replaces Mr. Tyson’s previous employment agreement dated November 25, 2012. Notwithstanding, the term of Mr. Tyson’s employment remains five years, beginning as of November 25, 2012 unless terminated earlier pursuant to the agreement.
The agreement provides for an annual base salary of $850,000 and eligibility for participation in the Company’s annual performance incentive plan, as well as any benefit programs generally applicable to employees of the Company. In addition, Mr. Tyson is eligible to receive, on such dates specified by the Company consistent with the Company’s treatment of similarly-situated employees, performance and stock incentive awards under the Company’s incentive plans then in effect (if any), subject to the discretion of the Compensation Committee of our Board of Directors.
Mr. Tyson is also entitled to the use of certain Company-owned assets, including aircraft for up to 275 hours annually, provided that such use does not interfere with the Company’s use of such assets and is consistent with the Company’s then existing policies. Mr. Tyson is also entitled to personal security services provided by the Company, provided that such services do not exceed the value of $50,000 annually. The Company has also agreed to reimburse Mr. Tyson for the annual premium on a $7,500,000 life insurance policy. The Company will reimburse and gross-up any and all income tax liability of Mr. Tyson in connection with the use or acceptance of such Company-owned or -provided assets.
Mr. Tyson may terminate his employment under the agreement, subject to confidentiality and non-compete obligations contained therein, upon 30 days’ prior written notice to the Company. The Company’s Board of Directors has the right to terminate the agreement at any time upon written notice to Mr. Tyson. Any such termination without cause is subject to the Company’s obligation to pay, in a lump sum, his base salary for the period of time following termination through the stated term of the agreement and subject to provisions relating to the early vesting of stock options, restricted stock and performance stock awards.
Upon the occurrence of a change in control (as defined in the agreement), all previously granted restricted stock, performance stock and stock option awards will be treated in accordance with the applicable award agreement.
A copy of this agreement is filed as Exhibit 10.1 to this Form 10-Q.

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

10.1	Amended and Restated Employment Agreement, dated May 1, 2014, by and between the Company and John Tyson.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March, 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 5, 2014	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: May 5, 2014	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer