Form 10-Q
period 2014-06-28
TYSON FOODS INC
filed 2014-08-07
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 28, 2014.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	281,687,503
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,805

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Sales	$9,682	$8,731	$27,475	$25,480
Cost of Sales	9,045	8,049	25,502	23,791
Gross Profit	637	682	1,973	1,689
Selling, General and Administrative	286	263	849	730
Operating Income	351	419	1,124	959
Other (Income) Expense:
Interest income	(1)	(2)	(6)	(5)
Interest expense	25	36	78	109
Other, net	17	—	18	(19)
Total Other (Income) Expense	41	34	90	85
Income from Continuing Operations before Income Taxes	310	385	1,034	874
Income Tax Expense	52	136	314	285
Income from Continuing Operations	258	249	720	589
Loss from Discontinued Operation, Net of Tax	—	(4)	—	(70)
Net Income	258	245	720	519
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(2)	(4)	(7)	2
Net Income Attributable to Tyson	$260	$249	$727	$517
Amounts Attributable to Tyson:
Net Income from Continuing Operations	260	253	727	587
Net Loss from Discontinued Operation	—	(4)	—	(70)
Net Income Attributable to Tyson	$260	$249	$727	$517
Weighted Average Shares Outstanding:
Class A Basic	280	283	275	284
Class B Basic	70	70	70	70
Diluted	356	369	355	366
Net Income Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.75	$0.73	$2.15	$1.69
Class B Basic	$0.68	$0.66	$1.94	$1.52
Diluted	$0.73	$0.69	$2.05	$1.61
Net Loss Per Share from Discontinued Operation Attributable to Tyson:
Class A Basic	$—	$(0.01)	$—	$(0.20)
Class B Basic	$—	$(0.02)	$—	$(0.18)
Diluted	$—	$(0.01)	$—	$(0.19)
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.75	$0.72	$2.15	$1.49
Class B Basic	$0.68	$0.64	$1.94	$1.34
Diluted	$0.73	$0.68	$2.05	$1.42
Dividends Declared Per Share:
Class A	$0.075	$0.050	$0.250	$0.260
Class B	$0.068	$0.045	$0.226	$0.234
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net Income	$258	$245	$720	$519
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(5)	2	—	(12)
Investments	—	1	3	(2)
Currency translation	12	(33)	7	(49)
Postretirement benefits	—	1	2	4
Total Other Comprehensive Income (Loss), Net of Taxes	7	(29)	12	(59)
Comprehensive Income	265	216	732	460
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(2)	(4)	(7)	2
Comprehensive Income Attributable to Tyson	$267	$220	$739	$458
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 28, 2014	September 28, 2013
Assets
Current Assets:
Cash and cash equivalents	$587	$1,145
Accounts receivable, net	1,624	1,497
Inventories	3,061	2,817
Other current assets	241	145
Total Current Assets	5,513	5,604
Net Property, Plant and Equipment	3,941	4,053
Goodwill	1,925	1,902
Intangible Assets	151	138
Other Assets	525	480
Total Assets	$12,055	$12,177

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$41	$513
Accounts payable	1,496	1,359
Other current liabilities	1,075	1,138
Total Current Liabilities	2,612	3,010
Long-Term Debt	1,784	1,895
Deferred Income Taxes	404	479
Other Liabilities	545	560
Commitments and Contingencies (Note 15)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 322 million shares	32	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	2,122	2,292
Retained earnings	5,640	4,999
Accumulated other comprehensive loss	(96)	(108)
Treasury stock, at cost – 40 million shares at June 28, 2014, and 48 million shares at September 28, 2013	(1,011)	(1,021)
Total Tyson Shareholders’ Equity	6,694	6,201
Noncontrolling Interests	16	32
Total Shareholders’ Equity	6,710	6,233
Total Liabilities and Shareholders’ Equity	$12,055	$12,177
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 28, 2014	June 29, 2013
Cash Flows From Operating Activities:
Net income	$720	$519
Depreciation and amortization	382	387
Deferred income taxes	(64)	(21)
Convertible debt discount	(92)	—
Other, net	76	80
Net changes in working capital	(479)	(193)
Cash Provided by Operating Activities	543	772
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(437)	(425)
Purchases of marketable securities	(25)	(123)
Proceeds from sale of marketable securities	24	22
Acquisitions, net of cash acquired	(56)	(106)
Other, net	44	36
Cash Used for Investing Activities	(450)	(596)
Cash Flows From Financing Activities:
Payments on debt	(407)	(69)
Net proceeds from borrowings	28	48
Purchases of Tyson Class A common stock	(286)	(298)
Dividends	(76)	(87)
Stock options exercised	61	93
Other, net	26	13
Cash Used for Financing Activities	(654)	(300)
Effect of Exchange Rate Changes on Cash	3	(4)
Decrease in Cash and Cash Equivalents	(558)	(128)
Cash and Cash Equivalents at Beginning of Year	1,145	1,071
Cash and Cash Equivalents at End of Period	$587	$943
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: ACCOUNTING POLICIES
BASIS OF PRESENTATION
The consolidated condensed financial statements are unaudited and have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the United States Securities and Exchange Commission. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended September 28, 2013. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of June 28, 2014, and the results of operations for the three and nine months ended June 28, 2014, and June 29, 2013. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
SHARE REPURCHASES
A summary of cumulative share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	—	$—	4.0	$100	7.1	$250	11.2	$250
To fund certain obligations under equity compensation plans	0.3	11	0.4	10	1.0	36	2.3	48
Total share repurchases	0.3	$11	4.4	$110	8.1	$286	13.5	$298
On January 30, 2014, our Board of Directors approved an increase of 25 million shares authorized for repurchase under our share repurchase program. As of June 28, 2014, 32.1 million shares remained available for repurchases under this program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
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
In April 2014, the FASB issued guidance changing the criteria for reporting discontinued operations. The guidance also modifies the related disclosure requirements. The guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted and we adopted in the third quarter of fiscal 2014. The adoption did not have a significant impact on our consolidated condensed financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued guidance changing the criteria for recognizing revenue. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is not permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
NOTE 2: ACQUISITIONS AND DISPOSITIONS
On July 1, 2014, Tyson and HMB Holdings, Inc. (“Merger Sub”), a wholly-owned subsidiary of Tyson, entered into an agreement and plan of merger with The Hillshire Brands Company (“Hillshire”). Additionally, on July 28, 2014, we announced our plan to sell our Tyson de Mexico and Tyson do Brazil operations, for $575 million. For further description of these transactions, refer to Note 16: Subsequent Events.
In June 2014, we sold our 50 percent ownership interest of Dynamic Fuels LLC (Dynamic Fuels) for $30 million cash consideration at closing and up to $35 million in future cash payments contingent on Dynamic Fuels' production volumes over a period of up to 11.5 years. Additionally as part of the terms of the sale, we were released from our guarantee of the $100 million Gulf Opportunity Zone tax-exempt bonds, which were issued in October 2008 to fund a portion of the plant construction costs. Our obligations pursuant to the guarantee were not released until July 2014; however, as of June 28, 2014, the purchaser had placed in escrow the full value of our guarantee as collateral while it secured a suitable replacement to our guarantee, which was obtained on July 8, 2014. Dynamic Fuels previously qualified as a variable interest entity which we consolidated, as we were the primary beneficiary. As a result of the sale, we deconsolidated Dynamic Fuels and recorded a gain of approximately $3 million, which is reflected in Cost of Sales in our Consolidated Condensed Statements of Income. We will recognize the future contingent payments in income as the required volumes are produced. At September 28, 2013, Dynamic Fuels had $166 million of total assets, of which $142 million was net property, plant and equipment, and $113 million of total liabilities, of which $100 million was long-term debt. The plant has been idled since October 2012.
In June 2014, we recorded an impairment charge of $49 million related to the planned closure of three Prepared Foods plants. The Company’s Cherokee, Iowa, plant is expected to close in September, while the Company’s plants in Buffalo, New York, and Santa Teresa, New Mexico, are expected to cease operations during the first half of calendar 2015. The impairment charges are reflected in the Consolidated Condensed Statements of Income in Cost of Sales.
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

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Sales	$—	$36	$—	$108

Pretax loss	—	(2)	—	(68)
Income tax expense	—	2	—	2
Loss from discontinued operation, net of tax	$—	$(4)	$—	$(70)

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

	June 28, 2014	September 28, 2013
Processed products:
Weighted-average method – chicken, prepared foods and international	$837	$799
First-in, first-out method – beef and pork	721	624
Livestock – first-in, first-out method	1,120	1,002
Supplies and other – weighted-average method	383	392
Total inventory	$3,061	$2,817
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	June 28, 2014	September 28, 2013
Land	$104	$100
Buildings and leasehold improvements	3,014	2,945
Machinery and equipment	5,680	5,504
Land improvements and other	274	417
Buildings and equipment under construction	245	236
	9,317	9,202
Less accumulated depreciation	5,376	5,149
Net property, plant and equipment	$3,941	$4,053
NOTE 6: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	June 28, 2014	September 28, 2013
Accrued salaries, wages and benefits	$392	$419
Self-insurance reserves	255	267
Other	428	452
Total other current liabilities	$1,075	$1,138

NOTE 7: DEBT
The major components of debt are as follows (in millions):

	June 28, 2014	September 28, 2013
Revolving credit facility	$—	$—
Senior notes:
3.25% Convertible senior notes due October 2013 (2013 Notes)	—	458
6.60% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
4.50% Senior notes due June 2022 (2022 Notes)	1,000	1,000
7.00% Notes due January 2028	18	18
Discount on senior notes	(5)	(6)
GO Zone tax-exempt bonds due October 2033	—	100
Other	54	80
Total debt	1,825	2,408
Less current debt	41	513
Total long-term debt	$1,784	$1,895
Revolving Credit Facility
We have a $1.0 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in August 2017. After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing at June 28, 2014, was $959 million. At June 28, 2014, we had outstanding letters of credit issued under this facility totaling $41 million, none of which were drawn upon. We had an additional $145 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs, derivative activities and Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds.
The revolving credit facility is unsecured and is fully guaranteed by Tyson Fresh Meats, Inc. (TFM Parent), our wholly owned subsidiary, until such date TFM Parent is released from all of its guarantees of other material indebtedness. If in the future any of our other subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall also be required to guarantee the indebtedness, obligations and liabilities under this facility.
In June 2014, we amended this facility to, among other things, permit the consummation of certain debt financings related to our tender offer to acquire all of the issued and outstanding shares of common stock of Hillshire.
Bridge Facility
In the third quarter of fiscal 2014, we entered into a fully committed 364-day unsecured bridge facility in an aggregate principal amount of $8.2 billion to be available to fund the Hillshire acquisition. The bridge facility commitment was modified in July 2014, which is further described in Note 16: Subsequent Events. As of June 28, 2014, we paid $42 million of costs associated with the bridge facility. These costs were capitalized and we expense them over the facility’s estimated life, which is generally through the date permanent financing is expected and the bridge facility is reduced or eliminated. Accordingly, we recorded $22 million of expense in the third quarter of fiscal 2014, which is reflected in Other, net in the Consolidated Condensed Statements of Income.
2013 Notes
In September 2008, we issued $458 million principal amount 3.25% convertible senior unsecured notes which were due October 15, 2013. In connection with the issuance of the 2013 Notes, we entered into separate call option and warrant transactions with respect to our Class A stock to minimize the potential economic dilution upon conversion of the 2013 Notes. The call options contractually expired upon the maturity of the 2013 Notes. The 2013 Notes matured on October 15, 2013 at which time we paid the $458 million principal value with cash on hand and settled the conversion premium by issuing 11.7 million shares of our Class A stock from available treasury shares. Simultaneously with the settlement of the conversion premium, we received 11.7 million shares of our Class A stock from the call options.
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
GO Zone Tax-Exempt Bonds
In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. As further described in Note 2: Acquisitions and Dispositions, in the third quarter of fiscal 2014, we sold our interest in Dynamic Fuels, which resulted in the deconsolidation of its assets and liabilities including these bonds.
Debt Covenants
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios.
Our 2022 Notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at June 28, 2014.
NOTE 8: INCOME TAXES
The effective tax rate for continuing operations was 16.8% and 35.4% for the third quarter of fiscal 2014 and 2013, respectively, and 30.4% and 32.6% for the nine months of fiscal 2014 and 2013, respectively. The effective tax rates for the third quarter and nine months of fiscal 2014 and fiscal 2013 were impacted by such items as the domestic production deduction, state income taxes and losses in foreign jurisdictions for which no benefit is recognized. In addition, a benefit resulting from the expiration of statutes of limitations reduced the effective tax rate for the third quarter and nine months of fiscal 2014 by 12.8% and 3.8%, respectively.
Unrecognized tax benefits were $137 million and $175 million at June 28, 2014, and September 28, 2013, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $111 million and $149 million at June 28, 2014, and September 28, 2013, respectively.
We classify interest and penalties on unrecognized tax benefits as income tax expense. At June 28, 2014, and September 28, 2013, before tax benefits, we had $61 million and $63 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
We are subject to income tax assessments for U.S. federal income taxes for fiscal years 2011 through 2013. We are also subject to income tax assessments by major state and foreign jurisdictions for fiscal years 2003 through 2013 and 2002 through 2013, respectively. We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $30 million primarily due to expiration of statutes of limitations in various jurisdictions.
NOTE 9: OTHER INCOME AND CHARGES
During the nine months of fiscal 2014, we recorded $7 million of equity earnings in joint ventures, $4 million in net foreign currency exchange gains, $6 million of other than temporary impairment related to an available-for-sale security and $22 million of costs associated with bridge financing facilities for the Hillshire acquisition, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the nine months of fiscal 2013, we recorded a $19 million currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada, which was recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Income from continuing operations	$258	$249	$720	$589
Less: Net income (loss) attributable to noncontrolling interests	(2)	(4)	(7)	2
Net income from continuing operations attributable to Tyson	260	253	727	587
Less dividends declared:
Class A	21	14	69	74
Class B	5	3	16	16
Undistributed earnings	$234	$236	$642	$497

Class A undistributed earnings	$190	$193	$522	$406
Class B undistributed earnings	44	43	120	91
Total undistributed earnings	$234	$236	$642	$497
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	280	283	275	284
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	6	5	5	5
Convertible 2013 Notes	—	11	—	7
Warrants	—	—	5	—
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	356	369	355	366

Net Income Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$0.75	$0.73	$2.15	$1.69
Class B Basic	$0.68	$0.66	$1.94	$1.52
Diluted	$0.73	$0.69	$2.05	$1.61
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.75	$0.72	$2.15	$1.49
Class B Basic	$0.68	$0.64	$1.94	$1.34
Diluted	$0.73	$0.68	$2.05	$1.42
We had no stock-based compensation shares that were antidilutive for both the three months ended June 28, 2014 and June 29, 2013. Approximately 4 million of our stock-based compensation shares were antidilutive for both the nine months ended June 28, 2014 and June 29, 2013. These shares were not included in the dilutive earnings per share calculation.
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
Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at June 28, 2014.
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
Cash flow hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and nine months ended June 28, 2014, and June 29, 2013.
We had the following aggregated notional values of outstanding forward and option contracts accounted for as cash flow hedges (in millions, except soy meal tons):

	Metric	June 28, 2014	September 28, 2013
Commodity:
Corn	Bushels	—	5
Soy meal	Tons	151,200	96,800
Foreign Currency	United States dollar	$1	$60

As of June 28, 2014, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $6 million related to grains. During the three and nine months ended June 28, 2014, and June 29, 2013, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.
The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(7)	$(5)	Cost of Sales	$1	$(2)
Foreign exchange contracts	—	3	Other Income/Expense	—	(2)
Total	$(7)	$(2)		$1	$(4)

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Nine Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(1)	$(28)	Cost of Sales	$(2)	$(5)
Foreign exchange contracts	(1)	(2)	Other Income/Expense	—	(4)
Total	$(2)	$(30)		$(2)	$(9)
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

	Metric	June 28, 2014	September 28, 2013
Commodity:
Live Cattle	Pounds	434	209
Lean Hogs	Pounds	348	384
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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
		June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gain/(Loss) on forwards	Cost of Sales	$(56)	$11	$(96)	$26
Gain/(Loss) on purchase contract	Cost of Sales	56	(11)	96	(26)
Ineffectiveness related to our fair value hedges was not significant for the three and nine months ended June 28, 2014, and June 29, 2013.

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
We had the following aggregate outstanding notional values related to our undesignated positions (in millions, except soy meal tons):

	Metric	June 28, 2014	September 28, 2013
Commodity:
Corn	Bushels	3	69
Soy Meal	Tons	82,800	204,600
Soy Oil	Pounds	27	11
Live Cattle	Pounds	109	60
Lean Hogs	Pounds	74	159
Foreign Currency	United States dollars	$92	$95
The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain/(Loss) Recognized in Earnings		Gain/(Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$25	$(7)	$57	$(19)
Commodity contracts	Cost of Sales	(47)	(8)	(89)	(15)
Foreign exchange contracts	Other Income/Expense	3	(2)	4	—
Total		$(19)	$(17)	$(28)	$(34)

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	June 28, 2014	September 28, 2013
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$5	$4
Foreign exchange contracts	—	1
Total derivative assets – designated	5	5

Derivatives not designated as hedging instruments:
Commodity contracts	38	25
Foreign exchange contracts	3	2
Total derivative assets – not designated	41	27

Total derivative assets	$46	$32
Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$121	$29
Foreign exchange contracts	—	—
Total derivative liabilities – designated	121	29
Derivatives not designated as hedging instruments:
Commodity contracts	68	72
Foreign exchange contracts	—	1
Total derivative liabilities – not designated	68	73

Total derivative liabilities	$189	$102
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

June 28, 2014	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$43	$—	$(11)	$32
Foreign Exchange Forward Contracts	—	3	—	—	3
Available-for-Sale Securities:
Current	—	2	—	—	2
Non-current	—	28	65	—	93
Deferred Compensation Assets	15	220	—	—	235
Total Assets	$15	$296	$65	$(11)	$365
Liabilities:
Commodity Derivatives	$—	$189	$—	$(183)	$6
Foreign Exchange Forward Contracts	—	—	—	—	—
Total Liabilities	$—	$189	$—	$(183)	$6

September 28, 2013	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$29	$—	$(21)	$8
Foreign Exchange Forward Contracts	—	3	—	(1)	2
Available-for-Sale Securities:
Current	—	1	—	—	1
Non-current	4	24	65	—	93
Deferred Compensation Assets	23	191	—	—	214
Total Assets	$27	$248	$65	$(22)	$318
Liabilities:
Commodity Derivatives	$—	$101	$—	$(101)	$—
Foreign Exchange Forward Contracts	—	1	—	—	1
Total Liabilities	$—	$102	$—	$(101)	$1

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At June 28, 2014, and September 28, 2013, we had posted with various counterparties $172 million and $79 million, respectively, of cash collateral related to our commodity derivatives and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	June 28, 2014	June 29, 2013
Balance at beginning of year	$65	$86
Total realized and unrealized gains (losses):
Included in earnings	—	1
Included in other comprehensive income (loss)	—	(1)
Purchases	18	14
Issuances	—	—
Settlements	(18)	(35)
Balance at end of period	$65	$65
Total gains (losses) for the nine-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
We have 0.8 million shares of Syntroleum Corporation common stock. At June 28, 2014, we classified the shares as Level 2 as the fair value could be corroborated based on observable market data. At September 28, 2013, we classified the shares as Level 1 as the fair value was based on unadjusted quoted prices available in active markets. We record the shares in Other Assets in the Consolidated Condensed Balance Sheet. Additionally, at September 28, 2013, we had 0.4 million of Syntroleum Corporation warrants. We classified the warrants as Level 2 as the fair value could be corroborated based on observable market data and was recorded in Other Assets in the Consolidated Condensed Balance Sheet.

The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	June 28, 2014			September 28, 2013
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available-for-Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$26	$27	$1	$25	$25	$—
Corporate and Asset-Backed	65	65	—	64	65	1
Equity Securities:
Common Stock and Warrants (a)	3	3	—	9	4	(5)

(a)	At June 28, 2014, the amortized cost basis for Equity Securities had been reduced by accumulated other than temporary impairment of approximately $6 million.
Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized $6 million of other than temporary impairment for the nine months ended June 28, 2014, which is recorded in the Consolidated Condensed Statements of Income in Other, net. No other than temporary losses were deferred in OCI as of June 28, 2014, and September 28, 2013.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. During the third quarter of fiscal 2014, we recorded a $49 million impairment charge related to the planned closure of three Prepared Foods plants. Our valuation of these assets incorporated unobservable Level 3 inputs.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	June 28, 2014		September 28, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$1,963	$1,825	$2,541	$2,408

NOTE 13: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Nine Months Ended
	June 28, 2014			June 29, 2013			June 28, 2014			June 29, 2013
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to Cost of Sales	$(1)	$—	$(1)	$2	$(1)	$1	$2	$(1)	$1	$5	$(2)	$3
(Gain) loss reclassified to Other Income/Expense	—	—	—	2	—	2	—	—	—	4	(1)	3
Unrealized gain (loss)	(7)	3	(4)	(2)	1	(1)	(2)	1	(1)	(30)	12	(18)

Investments:
(Gain) loss reclassified to Other Income/Expense	—	—	—	—	—	—	6	(2)	4	(1)	—	(1)
Unrealized gain (loss)	—	—	—	1	—	1	(1)	—	(1)	(2)	1	(1)

Currency translation:
Translation gain reclassified to Other Income/Expense	—	—	—	—	—	—	—	—	—	(19)	(1)	(20)
Translation adjustment	10	2	12	(33)	—	(33)	5	2	7	(29)	—	(29)

Postretirement benefits	1	(1)	—	1	—	1	3	(1)	2	4	—	4
Total Other Comprehensive Income (Loss)	$3	$4	$7	$(29)	$—	$(29)	$13	$(1)	$12	$(68)	$9	$(59)

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
The results from Dynamic Fuels are included in Other. We allocate expenses related to corporate activities to the segments, except for third party acquisition related transaction fees which are included in Other.
Information on segments and a reconciliation to income from continuing operations before income taxes are as follows (in millions):

	Three Months Ended			Nine Months Ended
	June 28, 2014		June 29, 2013	June 28, 2014		June 29, 2013
Sales:
Chicken	$2,829		$2,820	$8,327		$8,148
Beef	4,189		3,723	11,748		10,655
Pork	1,766		1,332	4,677		4,006
Prepared Foods	901		797	2,669		2,441
International	365		343	1,020		1,001
Other	—		—	—		47
Intersegment Sales	(368)		(284)	(966)		(818)
Total Sales	$9,682		$8,731	$27,475		$25,480

Operating Income (Loss):
Chicken	$195		$215	$682		$471
Beef	101		114	194		134
Pork	128		67	356		264
Prepared Foods	(50)	(a)	24	(13)	(a)	85
International	(15)		5	(73)		—
Other	(8)	(b)	(6)	(22)	(b)	5
Total Operating Income	351		419	1,124		959

Total Other (Income) Expense	41	(b)	34	90	(b)	85	(c)

Income from Continuing Operations before Income Taxes	$310		$385	$1,034		$874

(a)	Includes $49 million impairment charge related to the planned closure of three Prepared Foods plants.

(b)
Operating income in Other includes $7 million related to third party transaction fees and Other (Income) Expense includes $22 million related to costs associated with bridge financing facilities, both incurred as part of the Hillshire acquisition.

(c)	Includes $19 million related to the recognized currency translation adjustment gain.
The Chicken segment had sales of $2 million and $5 million in the third quarter of fiscal 2014 and 2013, respectively, and sales of $6 million and $13 million in the nine months of fiscal 2014 and 2013, respectively, from transactions with other operating segments of the Company. The Beef segment had sales of $83 million and $59 million in the third quarter of fiscal 2014 and 2013, respectively, and sales of $213 million and $156 million in the nine months of fiscal 2014 and 2013, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $283 million and $220 million in the third quarter of fiscal 2014 and 2013, respectively, and sales of $747 million and $649 million in the nine months of fiscal 2014 and 2013, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

NOTE 15: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of leases and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to ten years, and the maximum potential amount of future payments as of June 28, 2014, was $55 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 13 years. The maximum potential amount of the residual value guarantees is $52 million, of which $46 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At June 28, 2014, and September 28, 2013, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of June 28, 2014, was approximately $310 million. The total receivables under these programs were $19 million and $44 million at June 28, 2014, and September 28, 2013, respectively, and are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have recorded an allowance for these programs’ estimated uncollectible receivables of $9 million and $15 million at June 28, 2014, and September 28, 2013, respectively.
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

•
After a trial in the Garcia case, which involves our Garden City, Kansas beef plant, a jury verdict in favor of the plaintiffs was entered on March 17, 2011. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $503,011. Plaintiffs’ counsel filed an application for attorneys’ fees and expenses which we contested. On December 7, 2012, the court granted plaintiffs' counsel's application and awarded a total of $3,609,723. We appealed the jury’s verdict and trial court’s award to the Tenth Circuit Court of Appeals Oral arguments were held on November 18, 2013.

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

•
The parties in the Carter case, which involves our Logansport, Indiana pork plant, agreed to settle all claims for $950,000. The parties’ joint motion for approval of the settlement was granted on May 9, 2014.

•
The trial court in the Abadeer case, which involves our Goodlettsville, Tennessee case-ready beef and pork plant, granted the plaintiffs’ motion for summary judgment in part, finding that certain pre- and post-shift activities were compensable and our non-payment for those activities was willful and not in good faith. The parties subsequently agreed to settle all claims for $7,750,000. The parties' joint motion for approval of settlement was granted.

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
NOTE 16: SUBSEQUENT EVENTS
Hillshire Brands Acquisition
On June 8, 2014, we submitted to Hillshire a unilaterally binding offer to acquire its outstanding stock for $63.00 per share in cash. The offer was accompanied by a definitive agreement and plan of merger (the “Merger Agreement”) among Tyson, Merger Sub and Hillshire, which was executed by Tyson and Merger Sub. The offer was contingent upon the termination of the merger agreement between Hillshire and Pinnacle Foods, Inc. (“Pinnacle”), which occurred on July 1, 2014, at which time Hillshire accepted the offer and executed the Merger Agreement. The Merger Agreement required that we pay to or on behalf of Hillshire the termination fee of $163 million due to Pinnacle upon termination of the merger agreement between Hillshire and Pinnacle, which we subsequently paid on July 2, 2014. The transaction is valued at an estimated $8.9 billion, including the assumption of Hillshire’s net debt and $163 million termination fee.
On July 16, 2014, pursuant to the Merger Agreement, we commenced a tender offer to purchase all of the issued and outstanding shares of Hillshire common stock at a purchase price of $63.00 per share in cash, without interest. The tender offer is scheduled to expire on August 12, 2014 and is subject to the condition that two-thirds of the outstanding shares of Hillshire common stock shall have been validly tendered prior to the expiration of the tender offer and not withdrawn. The Merger Agreement also contains other customary conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to certain conditions and limitations, Hillshire granted Tyson an option to purchase from Hillshire after the successful completion of the tender offer enough additional Hillshire shares so that Tyson will own more than 90% of the outstanding shares of Hillshire common stock, in order to facilitate the completion of the merger through the “short-form” procedures available under Maryland law. Following the consummation of the tender offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Merger Agreement provides that Merger Sub will merge with and into Hillshire, with Hillshire surviving the merger as our wholly-owned subsidiary. At and following consummation of the merger, any remaining outstanding shares of Hillshire common stock not owned, directly or indirectly, by us, Merger Sub or Hillshire will be converted into the right to receive $63.00 per share in cash, without interest.
We expect to close the acquisition upon the completion of the tender offer, however, there can be no assurance that the acquisition will close at such time.

Acquisition Financing
In the third quarter of fiscal 2014, we entered into a fully committed 364-day, $8.2 billion unsecured bridge facility. In July 2014, we decreased the bridge facility to $5.7 billion and added a $2.5 billion senior unsecured term loan facility. The committed facilities, together with cash on hand, will be available to fund the Hillshire acquisition, including the payment of related fees and expenses. The lenders are obligated to fund the facilities, subject to customary closing conditions. The bridge facility provides that the commitments will be automatically reduced on a dollar-for-dollar basis by, among other things, the net cash proceeds of certain offerings of debt, equity or equity-linked securities; the committed principal amount of certain term loan facilities; and the net cash proceeds of certain asset sales and will mature on the date that is 364-days after the date on which lenders are obligated to make initial loans under the bridge facility.
Permanent funding for the Hillshire acquisition includes a mix of Class A common stock, tangible equity units, term loans, senior notes, and cash on hand.
Class A Common Stock: On August 5, 2014, we completed the issuance of 23.8 million shares of our Class A common stock for total proceeds, net of underwriting discounts and other estimated expenses, of $873 million. The amount of shares of Class A common stock sold may increase up to 3.6 million shares if the underwriters exercise their over-allotment option, which expires on August 29, 2014.
Tangible Equity Units: On August 5, 2014, we completed the issuance of 30 million, 4.75% tangible equity units. Total proceeds, net of underwriting discounts and other estimated expenses, was $1,454 million. Each tangible equity unit, which has a stated amount of $50, is comprised of a prepaid stock purchase contract and a senior amortizing note due July 15, 2017. The senior amortizing note is payable quarterly and has a stated interest rate of 1.5%. Unless earlier redeemed or settled, each purchase contract will automatically settle on July 15, 2017, and the Company will deliver between a minimum of 31.7 million and a maximum of 39.7 million of the shares, subject to adjustment, based upon the applicable market value of the Class A common stock. Prior to any adjustments, we will deliver the minimum amount of shares upon conversion if our share price is equal to or greater than the conversion price of $47.25 and will deliver the maximum shares upon conversion if our share price is equal to or less than the reference price of $37.80. If our share price upon conversion is between the reference and conversion prices, we will deliver a variable amount of shares between the minimum and maximum amounts. The fair value of the prepaid stock purchase contracts, which is estimated at $1,295 million, will be recorded in Capital in Excess of Par Value, net of its offering expenses. The fair value of the senior amortizing notes, which is estimated at $205 million, will be recorded in debt, of which $65 million is current.
Term Loan Facility: The committed unsecured term loan facility provides for total term loan commitments in an aggregate principal amount of $2,500 million, consisting of a $1,306 million 3-year tranche facility, a $594 million 5-year tranche A facility, and a $600 million 5-year tranche B facility. The principal of the 3-year tranche facility and the 5-year tranche A facility each amortize at 2.5% per quarter. The lenders are obligated to fund the loans upon consummation of the tender offer, subject to customary closing conditions. In addition, we estimate the term loan issuance costs will total approximately $13 million.
Senior Notes Offering: On August 5, 2014, we launched and priced a public offering of senior unsecured notes with an aggregate principal amount of $3,250 million, consisting of $1,000 million due August 2019 (“2019 Notes”), $1,250 million due August 2024 (“2024 Notes”), $500 million due August 2034 (“2034 Notes”), and $500 million due August 2044 ("2044 Notes"). The 2019 Notes, 2024 Notes, 2034 Notes, and 2044 Notes carry interest rates of 2.65%, 3.95%, 4.88% and 5.15%, respectively, with interest payments due semi-annually on August 15 and February 15. After the original issue discounts of $7 million, we expect to receive net proceeds of $3,243 million. In addition, we estimate that the total senior notes offering costs will total approximately $29 million. We expect to close on the senior notes offering on August 8, 2014.
Covenants and Guarantees: The senior notes, term loan facility and bridge facility contain certain covenants which are consistent with our existing covenants that are described in Note 7: Debt. The senior notes, term loan facility and bridge facility are fully guaranteed by TFM Parent, until such date as TFM Parent is released from all of its guarantees of other indebtedness of the Company.
Sale of Brazil and Mexico Chicken Operations
On July 28, 2014, we announced we reached a definitive agreement to sell our chicken production operations in Brazil and Mexico to JBS SA (“JBS”) for $575 million. The all-cash transaction is subject to customary closing conditions and requires necessary government approvals in Brazil and Mexico. We expect to close the sale by the end of calendar 2014. The combined operations of Brazil and Mexico, which are part of our International segment, had annual sales of approximately $1 billion and we expect to realize a net gain upon completion of the transaction. We intend to use the cash receipts to pay down debt.

NOTE 17: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended June 28, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$114	$5,807	$4,234	$(473)	$9,682
Cost of Sales	14	5,559	3,945	(473)	9,045
Gross Profit	100	248	289	—	637
Selling, General and Administrative	16	55	215	—	286
Operating Income	84	193	74	—	351
Other (Income) Expense:
Interest expense, net	23	—	1	—	24
Other, net	22	1	(6)	—	17
Equity in net earnings of subsidiaries	(229)	(18)	—	247	—
Total Other (Income) Expense	(184)	(17)	(5)	247	41
Income from Continuing Operations before Income Taxes	268	210	79	(247)	310
Income Tax Expense	8	62	(18)	—	52
Income from Continuing Operations	260	148	97	(247)	258
Loss from Discontinued Operation, Net of Tax	—	—	—	—	—
Net Income	260	148	97	(247)	258
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(2)	—	(2)
Net Income Attributable to Tyson	$260	$148	$99	$(247)	$260

Comprehensive Income (Loss)	265	156	106	(262)	265
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(2)	—	(2)
Comprehensive Income (Loss) Attributable to Tyson	$265	$156	$108	$(262)	$267

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended June 29, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$142	$4,908	$4,081	$(400)	$8,731
Cost of Sales	8	4,679	3,762	(400)	8,049
Gross Profit	134	229	319	—	682
Selling, General and Administrative	19	54	190	—	263
Operating Income	115	175	129	—	419
Other (Income) Expense:
Interest expense, net	9	15	10	—	34
Other, net	—	(1)	1	—	—
Equity in net earnings of subsidiaries	(181)	(15)	—	196	—
Total Other (Income) Expense	(172)	(1)	11	196	34
Income from Continuing Operations before Income Taxes	287	176	118	(196)	385
Income Tax Expense	38	56	42	—	136
Income from Continuing Operations	249	120	76	(196)	249
Loss from Discontinued Operation, Net of Tax	—	—	(4)	—	(4)
Net Income	249	120	72	(196)	245
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(4)	—	(4)
Net Income Attributable to Tyson	$249	$120	$76	$(196)	$249

Comprehensive Income (Loss)	216	103	49	(152)	216
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(4)	—	(4)
Comprehensive Income (Loss) Attributable to Tyson	$216	$103	$53	$(152)	$220

Condensed Consolidating Statement of Income and Comprehensive Income for the nine months ended June 28, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$429	$16,023	$12,380	$(1,357)	$27,475
Cost of Sales	35	15,338	11,486	(1,357)	25,502
Gross Profit	394	685	894	—	1,973
Selling, General and Administrative	67	167	615	—	849
Operating Income	327	518	279	—	1,124
Other (Income) Expense:
Interest expense, net	13	49	10	—	72
Other, net	29	—	(11)	—	18
Equity in net earnings of subsidiaries	(532)	(30)	—	562	—
Total Other (Income) Expense	(490)	19	(1)	562	90
Income from Continuing Operations before Income Taxes	817	499	280	(562)	1,034
Income Tax Expense	90	158	66	—	314
Income from Continuing Operations	727	341	214	(562)	720
Loss from Discontinued Operation, Net of Tax	—	—	—	—	—
Net Income	727	341	214	(562)	720
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(7)	—	(7)
Net Income Attributable to Tyson	$727	$341	$221	$(562)	$727

Comprehensive Income (Loss)	732	348	220	(568)	732
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(7)	—	(7)
Comprehensive Income (Loss) Attributable to Tyson	$732	$348	$227	$(568)	$739

Condensed Consolidating Statement of Income and Comprehensive Income for the nine months ended June 29, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$318	$14,210	$11,957	$(1,005)	$25,480
Cost of Sales	35	13,696	11,065	(1,005)	23,791
Gross Profit	283	514	892	—	1,689
Selling, General and Administrative	51	151	528	—	730
Operating Income	232	363	364	—	959
Other (Income) Expense:
Interest expense, net	26	46	32	—	104
Other, net	4	(1)	(22)	—	(19)
Equity in net earnings of subsidiaries	(381)	(29)	—	410	—
Total Other (Income) Expense	(351)	16	10	410	85
Income from Continuing Operations before Income Taxes	583	347	354	(410)	874
Income Tax Expense	66	109	110	—	285
Income from Continuing Operations	517	238	244	(410)	589
Loss from Discontinued Operation, Net of Tax	—	—	(70)	—	(70)
Net Income	517	238	174	(410)	519
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	2	—	2
Net Income Attributable to Tyson	$517	$238	$172	$(410)	$517

Comprehensive Income (Loss)	460	202	80	(282)	460
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	2	—	2
Comprehensive Income (Loss) Attributable to Tyson	$460	$202	$78	$(282)	$458

Condensed Consolidating Balance Sheet as of June 28, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$15	$572	$—	$587
Accounts receivable, net	1	713	910	—	1,624
Inventories	1	1,270	1,790	—	3,061
Other current assets	123	49	245	(176)	241
Total Current Assets	125	2,047	3,517	(176)	5,513
Net Property, Plant and Equipment	30	922	2,989	—	3,941
Goodwill	—	881	1,044	—	1,925
Intangible Assets	—	17	134	—	151
Other Assets	168	149	269	(61)	525
Investment in Subsidiaries	12,456	2,070	—	(14,526)	—
Total Assets	$12,779	$6,086	$7,953	$(14,763)	$12,055

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$—	$—	$41	$—	$41
Accounts payable	38	699	759	—	1,496
Other current liabilities	4,127	308	866	(4,226)	1,075
Total Current Liabilities	4,165	1,007	1,666	(4,226)	2,612
Long-Term Debt	1,771	1	73	(61)	1,784
Deferred Income Taxes	6	76	322	—	404
Other Liabilities	143	156	246	—	545

Total Tyson Shareholders’ Equity	6,694	4,846	5,630	(10,476)	6,694
Noncontrolling Interest	—	—	16	—	16
Total Shareholders’ Equity	6,694	4,846	5,646	(10,476)	6,710
Total Liabilities and Shareholders’ Equity	$12,779	$6,086	$7,953	$(14,763)	$12,055

Condensed Consolidating Balance Sheet as of September 28, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$21	$1,124	$—	$1,145
Accounts receivable, net	—	571	926	—	1,497
Inventories	—	1,039	1,778	—	2,817
Other current assets	351	88	117	(411)	145
Total Current Assets	351	1,719	3,945	(411)	5,604
Net Property, Plant and Equipment	32	891	3,130	—	4,053
Goodwill	—	881	1,021	—	1,902
Intangible Assets	—	21	117	—	138
Other Assets	895	162	244	(821)	480
Investment in Subsidiaries	11,975	2,035	—	(14,010)	—
Total Assets	$13,253	$5,709	$8,457	$(15,242)	$12,177

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$457	$132	$251	$(327)	$513
Accounts payable	27	575	757	—	1,359
Other current liabilities	4,625	200	901	(4,588)	1,138
Total Current Liabilities	5,109	907	1,909	(4,915)	3,010
Long-Term Debt	1,770	679	241	(795)	1,895
Deferred Income Taxes	24	93	362	—	479
Other Liabilities	149	155	282	(26)	560

Total Tyson Shareholders’ Equity	6,201	3,875	5,631	(9,506)	6,201
Noncontrolling Interest	—	—	32	—	32
Total Shareholders’ Equity	6,201	3,875	5,663	(9,506)	6,233
Total Liabilities and Shareholders’ Equity	$13,253	$5,709	$8,457	$(15,242)	$12,177

Condensed Consolidating Statement of Cash Flows for the nine months ended June 28, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$12	$264	$312	$(45)	$543
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(109)	(327)	—	(437)
(Purchases of)/Proceeds from marketable securities, net	—	—	(1)	—	(1)
Acquisitions, net of cash acquired	—	—	(56)	—	(56)
Other, net	30	1	13	—	44
Cash Provided by (Used for) Investing Activities	29	(108)	(371)	—	(450)
Cash Flows from Financing Activities:
Net change in debt	(370)	—	(9)	—	(379)
Purchases of Tyson Class A common stock	(286)	—	—	—	(286)
Dividends	(76)	—	(45)	45	(76)
Stock options exercised	61	—	—	—	61
Other, net	26	—	—	—	26
Net change in intercompany balances	604	(162)	(442)	—	—
Cash Provided by (Used for) Financing Activities	(41)	(162)	(496)	45	(654)
Effect of Exchange Rate Change on Cash	—	—	3	—	3
Increase (Decrease) in Cash and Cash Equivalents	—	(6)	(552)	—	(558)
Cash and Cash Equivalents at Beginning of Year	—	21	1,124	—	1,145
Cash and Cash Equivalents at End of Period	$—	$15	$572	$—	$587

Condensed Consolidating Statement of Cash Flows for the nine months ended June 29, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$185	$196	$404	$(13)	$772
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(3)	(82)	(340)	—	(425)
(Purchases of)/Proceeds from marketable securities, net	—	(14)	(87)	—	(101)
Acquisitions, net of cash acquired	—	—	(106)	—	(106)
Other, net	(3)	9	30	—	36
Cash Provided by (Used for) Investing Activities	(6)	(87)	(503)		(596)
Cash Flows from Financing Activities:
Net change in debt	—	—	(21)	—	(21)
Purchases of Tyson Class A common stock	(298)	—	—	—	(298)
Dividends	(87)	—	(13)	13	(87)
Stock options exercised	93	—	—	—	93
Other, net	13	—	—	—	13
Net change in intercompany balances	99	(105)	6	—	—
Cash Provided by (Used for) Financing Activities	(180)	(105)	(28)	13	(300)
Effect of Exchange Rate Change on Cash	—	—	(4)	—	(4)
Increase (Decrease) in Cash and Cash Equivalents	(1)	4	(131)	—	(128)
Cash and Cash Equivalents at Beginning of Year	1	9	1,061	—	1,071
Cash and Cash Equivalents at End of Period	$—	$13	$930	$—	$943

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview

•
General – Our operating results remained strong in the third quarter of fiscal 2014 led by solid earnings in our Pork segment and continued strength in our Chicken and Beef segments, partially offset with negative returns in our Prepared Foods and International segments.

•
We continued to execute our strategy of accelerating growth in domestic value-added chicken sales and prepared food sales, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth for the future.

•
We also maintained focus on maximizing our margins through margin management and operational efficiency improvements. Margin management improvements occurred in the areas of mix, export sales, price optimization and value-added product initiatives. The operational efficiencies occurred in areas of yields, cost reduction and labor management.

•
Market environment – Our Chicken segment delivered solid results in the third quarter of fiscal 2014 driven by favorable domestic market conditions associated with strong demand for our chicken products. Our Beef segment experienced higher fed cattle costs and reduced availability of fed cattle supplies but delivered strong results by maximizing our revenues relative to the rising live cattle markets. Our Pork segment results remained strong in the third quarter of fiscal 2014 due to favorable market conditions associated with lower total pork supplies. Our Prepared Foods segment was challenged by rapidly increasing raw material prices in addition to costs incurred as we continue to invest in our growth platforms. Our International segment experienced losses due to challenging market conditions in China and Brazil.

•
Margins – Our total operating margin was 3.6% in the third quarter of fiscal 2014. Operating margins by segment were as follows (Prepared Food segment recorded a $49 million impairment due to the planned closure of three facilities):

•	Chicken – 6.9%

•	Beef – 2.4%

•	Pork – 7.2%

•	Prepared Foods – (5.5)%

•	International – (4.1)%

•
Debt and Liquidity – During the third quarter of fiscal 2014 we generated $278 million of operating cash flows. At June 28, 2014, we had approximately $1.5 billion of liquidity, which includes availability under our credit facility and $587 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income from continuing operations attributable to Tyson	$260	$253	$727	$587
Net income from continuing operations attributable to Tyson – per diluted share	0.73	0.69	2.05	1.61

Net loss from discontinued operation attributable to Tyson	—	(4)	—	(70)
Net loss from discontinued operation attributable to Tyson – per diluted share	—	(0.01)	—	(0.19)

Net income attributable to Tyson	260	249	727	517
Net income attributable to Tyson – per diluted share	0.73	0.68	2.05	1.42
Third quarter and nine months - Fiscal 2014 - Net income attributable to Tyson included the following items:

•	$40 million, or $0.11 per diluted share, related to a gain on an unrecognized tax benefit;

•	$49 million, or $0.08 per diluted share, impairment related to the planned closure of three Prepared Foods plants; and

•	$29 million, or $0.05 per diluted share, related to Hillshire Brands ("Hillshire") acquisition fees paid to third parties.
Nine months - Fiscal 2013 - Net income attributable to Tyson included the following item:

•	$19 million, or $0.05 per diluted share, related to a recognized currency translation adjustment.
Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Sales	$9,682	$8,731	$27,475	$25,480
Change in sales volume	2.2%		2.5%
Change in average sales price	8.5%		5.4%
Sales growth	10.9%		7.8%
Third quarter – Fiscal 2014 vs Fiscal 2013

•
Sales Volume – Sales were positively impacted by higher sales volume, which accounted for an increase of $141 million. All segments, with the exception of the Beef segment, had an increase in sales volume.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $810 million. The Beef, Pork and Prepared Foods segments had an increase in average sales price largely due to improved mix and increased pricing associated with rising raw material, cattle and hog costs. These increases were partially offset by a decrease in average sales price in the Chicken and International segments which was driven by lower domestic feed ingredient costs and volatile markets in our International segment.

Nine months – Fiscal 2014 vs Fiscal 2013

•	Sales Volume – Sales were positively impacted by higher sales volume, which accounted for an increase of $503 million. All segments had an increase in sales volume.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of approximately $1.5 billion. The Beef, Pork and Prepared Foods segments had an increase in average sales price largely due to continued tight domestic availability of protein, increased pricing associated with rising live and raw material costs, and improved mix. These increases were partially offset by a decrease in average sales price in the Chicken and International segments driven by lower domestic feed ingredient costs and volatile markets in our International segment.

Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of sales	$9,045	$8,049	$25,502	$23,791
Gross profit	$637	$682	$1,973	$1,689
Cost of sales as a percentage of sales	93.4%	92.2%	92.8%	93.4%
Third quarter – Fiscal 2014 vs Fiscal 2013

•	Cost of sales increased $996 million. Higher input cost per pound increased cost of sales $876 million and higher sales volume increased cost of sales $120 million.

•	The $876 million impact of higher input cost per pound was primarily driven by:

•	Increases in live cattle and live hog costs of approximately $490 million and $265 million, respectively.

•	Increase in raw material and other input costs in our Prepared Foods segment of approximately $95 million.

•	Increase of $49 million from an impairment related to the planned closure of three Prepared Foods plants.

•	Decreases in feed costs of approximately $120 million in our Chicken segment and $14 million in our International segment.

•	The $120 million impact of higher sales volume was driven by increases in sales volume in all of our segments other than our Beef segment.
Nine months – Fiscal 2014 vs Fiscal 2013

•	Cost of sales increased $1.7 billion. Higher input cost per pound increased cost of sales approximately $1.2 billion and higher sales volume increased cost of sales $478 million.

•	The $1.2 billion impact of higher input cost per pound was primarily driven by:

•	Increases in live cattle and live hog costs of approximately $940 million and $405 million, respectively.

•	Increase in raw material and other input costs in our Prepared Foods segment of approximately $160 million.

•	Increase of $49 million from an impairment related to the planned closure of three Prepared Foods plants.

•	Decreases in feed costs of approximately $460 million in our Chicken segment and $32 million in our International segment.

•	The $478 million impact of higher sales volume was driven by increases in sales volume in all of our segments.
Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Selling, general and administrative expense	$286	$263	$849	$730
As a percentage of sales	3.0%	3.0%	3.1%	2.9%
Third quarter – Fiscal 2014 vs Fiscal 2013

•	Increase of $8 million related to advertising, sales promotions and commissions.

•	Increase of $9 million related to professional fees and charitable contributions

•	Increase of $7 million from Hillshire acquisition fees paid to third parties.
Nine months – Fiscal 2014 vs Fiscal 2013

•	Increase of $31 million related to employee costs including payroll and stock-based and incentive-based compensation.

•	Increase of $43 million related to advertising, sales promotions and commissions.

•	Increase of $29 million related to professional fees and charitable contributions

•	Increase of $7 million from Hillshire acquisition fees paid to third parties.

Interest Expense

in millions	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cash interest expense	$24	$29	$73	$88
Non-cash interest expense	1	7	5	21
Total Interest Expense	$25	$36	$78	$109
Third quarter and nine months – Fiscal 2014 vs Fiscal 2013

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

Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	$17	$—	$18	$(19)
Nine months – Fiscal 2014

•
Includes an expense of $6 million related to the impairment of an equity security investment and $22 million of costs associated with bridge financing facilities for the Hillshire acquisition, which were partially offset by income of $11 million of equity earnings in joint ventures and foreign currency exchange gains.

Nine months - Fiscal 2013

•	Included $19 million related to a currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada.
Effective Tax Rate

Three Months Ended		Nine Months Ended
June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
16.8%	35.4%	30.4%	32.6%
Third quarter and nine months - Fiscal 2014 – The effective tax rate for continuing operations was impacted by:

•	state income taxes;

•	the domestic production deduction;

•	losses in foreign jurisdictions for which no benefit is recognized; and

•	decrease in tax reserves due to the expiration of federal and state statutes of limitations and settlements with taxing authorities.
Third quarter and nine months - Fiscal 2013 – The effective tax rate for continuing operations was impacted by:

•	state income taxes;

•	the domestic production deduction; and

•	losses in foreign jurisdictions for which no benefit is recognized.

Segment Results
We operate in five segments: Chicken, Beef, Pork, Prepared Foods and International. The following table is a summary of sales and operating income (loss), which is how we measure segment income.

in millions	Sales
	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Chicken	$2,829	$2,820	$8,327	$8,148
Beef	4,189	3,723	11,748	10,655
Pork	1,766	1,332	4,677	4,006
Prepared Foods	901	797	2,669	2,441
International	365	343	1,020	1,001
Other	—	—	—	47
Intersegment Sales	(368)	(284)	(966)	(818)
Total	$9,682	$8,731	$27,475	$25,480

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Chicken	$195	$215	$682	$471
Beef	101	114	194	134
Pork	128	67	356	264
Prepared Foods	(50)	24	(13)	85
International	(15)	5	(73)	—
Other	(8)	(6)	(22)	5
Total	$351	$419	$1,124	$959
Third quarter and nine months – Fiscal 2014

•	Operating income was reduced by $49 million in the Prepared Foods segment for impairments related to the closure of three plants.

•	Operating income was reduced by $7 million in Other for third party transaction fees incurred as part of the Hillshire acquisition.
Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Sales	$2,829	$2,820	$9	$8,327	$8,148	$179
Sales Volume Change			1.3%			2.7%
Average Sales Price Change			(1.0)%			(0.5)%
Operating Income	$195	$215	$(20)	$682	$471	$211
Operating Margin	6.9%	7.6%		8.2%	5.8%
Third quarter and nine months – Fiscal 2014 vs Fiscal 2013

•	Sales Volume – Sales volume grew as a result of stronger demand for chicken products and mix of rendered product sales.

•	Average Sales Price – Average sales price decreased as feed ingredient costs declined, partially offset by mix changes.

•
Operating Income – Operating income for the third quarter of fiscal 2014 was negatively impacted by rapidly rising costs of outside meat purchases as well as operational disruptions at two of our facilities. For the nine months of fiscal 2014, operating income increased due to higher sales volume and lower feed ingredient costs, partially offset by decreased average sales price. Feed costs decreased $120 million and $460 million for the third quarter and nine months of fiscal 2014, respectively.

Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Sales	$4,189	$3,723	$466	$11,748	$10,655	$1,093
Sales Volume Change			(0.9)%			0.4%
Average Sales Price Change			13.5%			9.8%
Operating Income	$101	$114	$(13)	$194	$134	$60
Operating Margin	2.4%	3.1%		1.7%	1.3%
Third quarter and nine months – Fiscal 2014 vs Fiscal 2013

•
Sales Volume – Sales volume decreased for the third quarter of fiscal 2014 due to a reduction in live cattle processed. However, sales volumes were up for the nine months of fiscal 2014 due to better domestic demand for our beef products, partially offset by reduced exports.

•	Average Sales Price – Average sales price increased due to lower domestic availability of fed cattle supplies, which additionally drove up livestock costs.

•
Operating Income – Operating income decreased for the third quarter of fiscal 2014 due to higher fed cattle costs and periods of reduced demand for beef products, which made it difficult to pass along increased input costs, as well as lower sales volumes and increased operating costs. For the nine months of fiscal 2014, operating income increased due to improved operational execution and maximizing our revenues relative to the rising live cattle markets, partially offset by increased operating costs.

Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Sales	$1,766	$1,332	$434	$4,677	$4,006	$671
Sales Volume Change			5.0%			1.1%
Average Sales Price Change			26.3%			15.4%
Operating Income	$128	$67	$61	$356	$264	$92
Operating Margin	7.2%	5.0%		7.6%	6.6%
Third quarter and nine months – Fiscal 2014 vs Fiscal 2013

•	Sales Volume – Sales volume increased as a result of better domestic demand for our pork products.

•	Average Sales Price – Average sales price increased due to lower total hog supplies, which additionally resulted in higher input costs.

•	Operating Income – Operating income increased as we maximized our revenues relative to live hog markets, partially attributable to operational and mix performance.

Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Sales	$901	$797	$104	$2,669	$2,441	$228
Sales Volume Change			4.0%			5.2%
Average Sales Price Change			8.7%			4.0%
Operating Income	$(50)	$24	$(74)	$(13)	$85	$(98)
Operating Margin	(5.5)%	3.0%		(0.5)%	3.5%
Third quarter and nine months – Fiscal 2014 vs Fiscal 2013

•	Sales Volume – Sales volume increased as a result of improved demand for our prepared foods products and incremental volumes from the purchase of three businesses.

•	Average Sales Price – Average sales price increased due to better product mix and price increases associated with higher input costs.

•
Operating Income – Operating income decreased as a result of higher raw material and other input costs of approximately $95 million and $160 million for the third quarter and nine months of fiscal 2014, respectively, and additional costs incurred as we invested in our growth platforms. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through pricing. However, there is a lag time for price increases to take effect. Additionally, in the third quarter of fiscal 2014, we incurred a $49 million impairment charge related to the planned closure of three plants, which are expected to cease operation by mid-fiscal 2015.

International Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Sales	$365	$343	$22	$1,020	$1,001	$19
Sales Volume Change			17.2%			14.0%
Average Sales Price Change			(9.2)%			(10.6)%
Operating Income	$(15)	$5	$(20)	$(73)	$—	$(73)
Operating Margin	(4.1)%	1.5%		(7.2)%	—%
Third quarter and nine months – Fiscal 2014 vs Fiscal 2013

•	Sales Volume – Sales volume increased as we grew our businesses in Brazil and China.

•
Average Sales Price – Average sales price decreased due to poor export market conditions in Brazil, supply imbalances associated with weak demand in China and a less favorable pricing environment in Mexico.

•
Operating Income – Operating income decreased due to poor operational execution in Brazil, challenging market conditions in Brazil and China and additional costs incurred as we grew our International operation.

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
As described below, we have entered into a definitive merger agreement to acquire Hillshire. Subsequent to our third quarter of fiscal 2014, we raised substantial capital in order to finance the acquisition. The impacts of the acquisition and related financing may affect our future liquidity and capital resources.
Cash Flows from Operating Activities

in millions	Nine Months Ended
	June 28, 2014	June 29, 2013
Net income	$720	$519
Non-cash items in net income:
Depreciation and amortization	382	387
Deferred income taxes	(64)	(21)
Other, net	76	80
Convertible debt discount	(92)	—
Net, changes in working capital	(479)	(193)
Net cash provided by operating activities	$543	$772

•
Operating cash outflow associated with the Convertible debt discount relates to the initial debt discount of $92 million on our 2013 Notes, which matured and were retired in the first quarter of fiscal 2014.

•	Cash flows associated with changes in working capital for the nine months ended:

•
June 28, 2014 – Decreased primarily due to higher inventory and accounts receivable balances and decreases in taxes payable and accrued salaries, wages and benefits balances, partially offset by an increase in accounts payable. The increased inventory and accounts receivable balances are largely due to increased raw material costs.

•
June 29, 2013 – Decreased primarily due to higher inventory and accounts receivable balances and lower accounts payable. The increased inventory and accounts receivable balances are largely due to increased raw material costs and timing of sales.

•
We expect 2014 sales to approximate $38 billion as we continue to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales, and international chicken production, as well as price increases associated with rising cattle and hog costs and raw materials in Prepared Foods.

Cash Flows from Investing Activities

in millions	Nine Months Ended
	June 28, 2014	June 29, 2013
Additions to property, plant and equipment	$(437)	$(425)
(Purchases of)/Proceeds from marketable securities, net	(1)	(101)
Acquisitions, net of cash acquired	(56)	(106)
Other, net	44	36
Net cash used for investing activities	$(450)	$(596)

•	Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2014 is expected to be approximately $600 to $650 million, and will include spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility.

•
Acquisitions - During the nine months of fiscal 2014, we acquired a value-added food business as part of our strategic expansion initiative. The purchase price of the acquisition was $56 million, which included $12 million for property, plant and equipment, $27 million allocated to Intangible Assets and $18 million allocated to Goodwill.

•	Other, net includes $30 million received from the sale of our 50 percent ownership interest in our Dynamic Fuels LLC (Dynamic Fuels) joint venture.

•
On July 1, 2014, we executed a definitive merger agreement with Hillshire to acquire all of its outstanding stock for $63.00 per share in cash. The transaction is valued at an estimated $8.9 billion, including the assumption of Hillshire’s net debt and $163 million termination fee. Refer to further description regarding this transaction under Part 1, Item 1, Notes to the Consolidated Condensed Financial Statements, Note 16: Subsequent Events.

•
On July 28, 2014, we announced we reached a definitive agreement to sell our chicken production operations in Brazil and Mexico to JBS SA (“JBS”) for $575 million. The all-cash transaction is subject to customary closing conditions and requires necessary government approvals in Brazil and Mexico. We expect to close the sale by the end of calendar 2014. The combined operations of Brazil and Mexico, which are part of our International segment, had annual sales of approximately $1 billion and we expect to realize a net gain upon completion of the transaction. We intend to use the cash receipts to pay down debt.

Cash Flows from Financing Activities

in millions	Nine Months Ended
	June 28, 2014	June 29, 2013
Payments on debt	$(407)	$(69)
Net proceeds from borrowings	28	48
Purchases of Tyson Class A common stock	(286)	(298)
Dividends	(76)	(87)
Stock options exercised	61	93
Other, net	26	13
Net cash used for financing activities	$(654)	$(300)

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

•
During the nine months of fiscal 2014, we received proceeds of $26 million and paid $37 million related to borrowings at our foreign subsidiaries. Total debt related to our foreign subsidiaries was $49 million at June 28, 2014 ($39 million current, $10 million long-term).

•	Purchases of Tyson Class A stock included:

•	$250 million shares repurchased pursuant to our share repurchase program during the nine months ended June 28, 2014 and June 29, 2013, respectively.

•	$36 million and $48 million for shares repurchased to fund certain obligations under our equity compensation programs during the nine months ended June 28, 2014 and June 29, 2013, respectively.

•	We currently do not plan to repurchase shares other than to fund obligations under equity compensation programs.

•
Dividends during the nine months of fiscal 2014 included a 50% increase to our quarterly dividend rate. Dividends during the nine months of fiscal 2013 include a special dividend of $0.10 and $0.09 to holders of our Class A stock and Class B stock, respectively.

•
Acquisition Financing – In the third quarter of fiscal 2014, we entered into a fully committed 364-day, $8.2 billion unsecured bridge facility. In July 2014, we decreased the bridge facility to $5.7 billion and added a $2.5 billion senior unsecured term loan facility. The committed facilities, together with cash on hand, will be available to fund the Hillshire acquisition, including the payment of related fees and expenses. The lenders are obligated to fund the facilities, subject to customary closing conditions. The bridge facility provides that the commitments will be automatically reduced on a dollar-for-dollar basis by, among other things, the net cash proceeds of certain offerings of debt, equity or equity-linked securities; the committed principal amount of certain term loan facilities; and the net cash proceeds of certain asset sales and will mature on the date that is 364-days after the date on which lenders are obligated to make initial loans under the bridge facility. Permanent funding for the Hillshire acquisition includes a mix of Class A common stock, tangible equity units, term loans, senior notes, and cash on hand. Additional details of the permanent funding include:

•
Class A Common Stock: On August 5, 2014, we completed the issuance of 23.8 million shares of our Class A common stock for total proceeds, net of underwriting discounts and other estimated expenses, of $873 million. The amount of shares of Class A common stock sold may increase up to 3.6 million shares if the underwriters exercise their over-allotment option, which expires on August 29, 2014.

•
Tangible Equity Units: On August 5, 2014, we completed the issuance of 30 million, 4.75% tangible equity units. Total proceeds, net of underwriting discounts and other estimated expenses, was $1,454 million. Each tangible equity unit, which has a stated amount of $50, is comprised of a prepaid stock purchase contract and a senior amortizing note due July 15, 2017. The senior amortizing note is payable quarterly and has a stated interest rate of 1.5%. Unless earlier redeemed or settled, each purchase contract will automatically settle on July 15, 2017, and the Company will deliver between a minimum of 31.7 million and a maximum of 39.7 million of the shares, subject to adjustment, based upon the applicable market value of the Class A common stock. Prior to any adjustments, we will deliver the minimum amount of shares upon conversion if our share price is equal to or greater than the conversion price of $47.25 and will deliver the maximum shares upon conversion if our share price is equal to or less than the reference price of $37.80. If our share price upon conversion is between the reference and conversion prices, we will deliver a variable amount of shares between the minimum and maximum amounts. The fair value of the prepaid stock purchase contracts, which is estimated at $1,295 million, will be recorded in Capital in Excess of Par Value, net of its offering expenses. The fair value of the senior amortizing notes, which is estimated at $205 million, will be recorded in debt, of which $65 million is current.

•
Term Loan Facility: The committed unsecured term loan facility provides for total term loan commitments in an aggregate principal amount of $2,500 million, consisting of a $1,306 million 3-year tranche facility, a $594 million 5-year tranche A facility, and a $600 million 5-year tranche B facility. The principal of the 3-year tranche facility and the 5-year tranche A facility each amortize at 2.5% per quarter. The lenders are obligated to fund the loans upon consummation of the tender offer, subject to customary closing conditions. In addition, we estimate the term loan issuance costs will total approximately $13 million.

•
Senior Notes: On August 5, 2014, we launched and priced a public offering of senior unsecured notes with an aggregate principal amount of $3,250 million, consisting of $1,000 million due August 2019 (“2019 Notes”), $1,250 million due August 2024 (“2024 Notes”), $500 million due August 2034 ("2034 Notes"), and $500 million due August 2044 (“2044 Notes”). The 2019 Notes, 2024 Notes, 2034 Notes, and 2044 Notes carry interest rates of 2.65%, 3.95%, 4.88% and 5.15%, respectively, with interest payments due semi-annually on August 15 and February 15. After the original issue discounts of $7 million, we expect to receive net proceeds of $3,243 million. In addition, we estimate that the total senior notes offering costs will total approximately $29 million. We expect to close on the senior notes offering on August 8, 2014.

•
Revolving Credit Facility: On June 27, 2014, we amended our existing revolving credit facility to, among other things, permit the consummation of certain debt financings related to our tender offer to acquire all of the issued and outstanding shares of common stock of Hillshire.

Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$587
Short-term investments					$2
Revolving credit facility	August 2017	$1,000	$41	$—	$959
Total liquidity					$1,548

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of workers’ compensation insurance programs and derivative activities.

•	In October 2013 our 2013 Notes matured at which time we paid the $458 million principal value with cash on hand.

•	We expect net interest expense will approximate $130 million for fiscal 2014, which includes estimates regarding the timing and composition of debt financing and closing of the Hillshire acquisition.

•
At June 28, 2014, approximately 47% of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest the cash held by foreign subsidiaries permanently or to repatriate only when it is tax efficient to do so.

•	Our current ratio was 2.11 to 1 and 1.86 to 1 at June 28, 2014, and September 28, 2013, respectively.

Capital Resources
As described above, subsequent to our third quarter of fiscal 2014, we raised substantial capital in order to finance our pending acquisition of Hillshire. The impacts of these capital resources may affect future periods' debt-to-total capitalization ratios and credit ratings.
Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.0 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of June 28, 2014, we had outstanding letters of credit totaling $41 million issued under this facility, none of which were drawn upon, which left $959 million available for borrowing. Our revolving credit facility is funded by a syndicate of 44 banks, with commitments ranging from $0.3 million to $90 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our debt to our total capitalization as support for our long-term financing decisions. At June 28, 2014, and September 28, 2013, the ratio of our debt-to-total capitalization was 21.4% and 27.9%, respectively. The reduction in this ratio at June 28, 2014 was due to the retirement of our 2013 Notes, which totaled $458 million, upon their maturity in our first quarter of fiscal 2014. Additionally, in the third quarter of fiscal 2014, we settled the $100 million Dynamic Fuels’ Gulf Opportunity Zone tax-exempt bonds associated with the deconsolidation of our Dynamic Fuels subsidiary due to the sale of our 50 percent ownership interest. For the purpose of this calculation, debt is defined as the sum of current and long-term debt. Total capitalization is defined as debt plus Total Shareholders’ Equity.
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

Debt Covenants
Our revolving credit facility contains affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios.
As described above, subsequent to our third quarter of fiscal 2014, we raised substantial capital in order to finance our pending acquisition of Hillshire. The senior notes, term loan facility and bridge facility contain certain covenants which are consistent with our existing covenants.
Our 2022 Notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at June 28, 2014.
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
Commodities Risk: We purchase certain commodities, such as grains and livestock, in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of June 28, 2014, and September 28, 2013, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	June 28, 2014	September 28, 2013
Livestock:
Cattle	$73	$13
Hogs	47	35
Grain	8	23
Interest Rate Risk: At June 28, 2014, we had variable rate debt of $49 million with a weighted average interest rate of 6.7%. A hypothetical 10% increase in interest rates effective at June 28, 2014, and September 28, 2013, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At June 28, 2014, we had fixed-rate debt of $1.8 billion with a weighted average interest rate of 5.5%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $20 million at June 28, 2014 and $22 million at September 28, 2013. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Indian rupee and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at June 28, 2014, and September 28, 2013, related to the foreign exchange forward and option contracts would have a $4 million and $11 million impact, respectively, on pretax income. In the future, we may enter into more foreign exchange forward and option contracts as a result of our international growth strategy.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2013 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2013 Annual Report.

Item 4.	Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 28, 2014, our disclosure controls and procedures were effective.
In the third quarter ended June 28, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In September 2013, the United States Department of Justice (DOJ) alleged that one of our subsidiaries did not comply with the Clean Water Act with respect to a spill that occurred in North Carolina in January 2010. Following discussions with the DOJ, we agreed to settle the allegations and underlying claims for $305,000.
On June 17, 2014, the Missouri attorney general filed a civil lawsuit against us concerning an incident that occurred in May 2014 in which some feed supplement was discharged from our plant in Monett, Missouri, to the City of Monett’s wastewater treatment plant allegedly leading to a fish kill in a local stream and odor issues around the plant. That lawsuit alleges six violations stemming from the incident and seeks penalties against us, compensation for damage to the stream, and reimbursement for the State of Missouri’s costs in investigating the matter. The U.S. Environmental Protection Agency has also indicated to us that it has begun a criminal investigation into the incident. If we become subject to criminal charges, we may be subject to a fine and other relief, as well as government contract suspension and debarment. We are cooperating with the Environmental Protection Agency but cannot predict the outcome of its investigation at this time. It is also possible that other regulatory agencies may commence investigations and allege additional violations. Finally, we may be subject to claims from the City of Monett for causing it to violate various municipal regulations and for damages to the City’s treatment system.
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
In addition to the information set forth below and elsewhere in this Form 10-Q and the risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended September 28, 2013, you should carefully consider the risk factors set forth below. These risks could materially adversely affect our business, financial condition or results of operations.
Risks Related to the Proposed Hillshire Brands Acquisition
If the Hillshire Brands Acquisition is consummated, we may be unable to successfully integrate Hillshire Brands’ operations or to realize targeted cost savings, revenues and other benefits of the Hillshire Brands Acquisition.
We entered into the merger agreement for the Hillshire Brands acquisition because we believe that the Hillshire Brands acquisition will be beneficial to us and our stockholders. Achieving the targeted benefits of the Hillshire Brands acquisition will depend in part upon whether we can integrate Hillshire Brands’ businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. We and Hillshire Brands operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance. Moreover, the integration of our respective operations will require the dedication of significant management resources, which is likely to distract management’s attention from day-to-day operations. Employee uncertainty and lack of focus during the integration process may also disrupt our business and result in undesired employee attrition. An inability of management to successfully integrate the operations of the two companies could have a material adverse effect on the business, results of operations and financial condition of the combined businesses.
In addition, we continue to evaluate our estimates of synergies to be realized from the Hillshire Brands acquisition and refine them, so that our actual cost-savings could differ materially from our current estimates. Actual cost-savings, the costs required to realize the cost-savings and the source of the cost-savings could differ materially from our estimates, and we cannot assure you that we will achieve the full amount of cost-savings on the schedule anticipated or at all or that these cost-savings programs will not have other adverse effects on our business. In light of these uncertainties, you should not place undue reliance on our estimated cost-savings.
Finally, we may not be able to achieve the targeted operating or long-term strategic benefits of the Hillshire Brands acquisition or could incur higher transition costs. An inability to realize the full extent of, or any of, the anticipated benefits of the Hillshire Brands acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business, results of operations and financial condition.
We will incur significant transaction and acquisition-related costs in connection with the Hillshire Brands Acquisition.
We expect to incur significant costs associated with the Hillshire Brands acquisition and combining the operations of the two companies, including costs to achieve targeted cost-savings. The substantial majority of the expenses resulting from the Hillshire Brands acquisition will be composed of transaction costs related to the Hillshire Brands acquisition, systems consolidation costs, and business integration and employment-related costs, including costs for severance, retention and other restructuring. We may also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.
The announcement and pendency of the Hillshire Brands Acquisition could impact or cause disruptions in our and Hillshire Brands’ businesses.
Specifically:

•
our and Hillshire Brands’ current and prospective customers and suppliers may experience uncertainty associated with the Hillshire Brands Acquisition, including with respect to current or future business relationships with us, Hillshire Brands or the combined business and may attempt to negotiate changes in existing business;

•	our and Hillshire Brands’ employees may experience uncertainty about their future roles with us, which may adversely affect our and Hillshire Brands’ ability to retain and hire key employees;

•	the Hillshire Brands Acquisition may give rise to potential liabilities, including as a result of pending and future Hillshire Brands shareholder lawsuits relating to the Hillshire Brands Acquisition;

•
if the Hillshire Brands Acquisition is completed, the accelerated vesting of equity-based awards and payment of “change in control” benefits to some members of Hillshire Brands’ management on completion of the Hillshire Brands Acquisition could result in increased difficulty or cost in retaining Hillshire Brands’ officers and employees; and

•
the attention of our management and that of Hillshire Brands may be directed toward the completion and implementation of the Hillshire Brands Acquisition and transaction-related considerations and may be diverted from the day-to-day business operations of the respective companies.

In connection with the Hillshire Brands Acquisition, we could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Hillshire Brands Acquisition, as described in more detail above.

The Hillshire Brands Acquisition may not be successful.
We recently announced our entry into the merger agreement to acquire Hillshire Brands. Risks associated with the Hillshire Brands acquisition include the risk that the transaction may not be consummated, the risk that regulatory approval that may be required for the transaction is not obtained or is obtained subject to certain conditions that are not anticipated, litigation risk associated with claims or potential claims brought by shareholders of Hillshire Brands to enjoin the transaction or seek monetary damages, and risks associated with our ability to issue debt to fund a portion of the purchase price. In addition, if the Hillshire Brands acquisition does not close, we will have significant discretion to allocate the proceeds from the above-described concurrent offerings of Class A common stock and tangible equity units offering to other uses. We have no assurances that we will have opportunities to allocate the proceeds from those offerings for other productive uses or that other uses of the proceeds from those offerings will result in a favorable return to investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Mar. 30, 2014 to Apr. 26, 2014	85,229		$42.37	—	32,054,771
Apr. 27, 2014 to May 31, 2014	143,444		41.14	—	32,054,771
Jun. 01, 2014 to Jun. 28, 2014	44,929		39.29	—	32,054,771
Total	273,602	(2)	$41.22	—	32,054,771

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

(2)
We purchased 273,602 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 241,609 shares purchased in open market transactions and 31,993 shares withheld to cover required tax withholdings on the vesting of restricted stock.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June, 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 7, 2014	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: August 7, 2014	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer