Form 10-K
period 2014-09-27
TYSON FOODS INC
filed 2014-11-17
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	September 27, 2014

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Securities Registered Pursuant to Section 12(g) of the Act: Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

On March 29, 2014, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (Class A stock), and Class B Common Stock, $0.10 par value (Class B stock), held by non-affiliates of the registrant was $11,778,761,908 and $466,236, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
On October 25, 2014, there were 305,656,663 shares of Class A stock and 70,010,805 shares of Class B stock outstanding.
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held January 30, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Founded in 1935, Tyson Foods, Inc. and its subsidiaries (collectively, “Company,” “we,” “us” or “our”) are one of the world's largest producers of chicken, beef, pork and prepared foods that include leading brands such as Tyson®, Jimmy Dean®, Hillshire Farm®, Sara Lee® frozen bakery, Ball Park®, Wright®, Aidells® and State Fair®. Our operations are conducted in five segments: Chicken, Beef, Pork, Prepared Foods and International. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials, grain and feed ingredients; and operating efficiencies of our facilities.
We operate a fully vertically integrated chicken production process. Our integrated operations consist of breeding stock, contract growers, feed production, processing, further-processing, marketing and transportation of chicken and related allied products, including animal and pet food ingredients. Through our wholly-owned subsidiary, Cobb-Vantress, Inc. (Cobb), we are one of the leading poultry breeding stock suppliers in the world. Investing in breeding stock research and development allows us to breed into our flocks the characteristics found to be most desirable.
We also process live fed cattle and hogs and fabricate dressed beef and pork carcasses into primal and sub-primal meat cuts, case ready beef and pork and fully-cooked meats. In addition, we derive value from allied products such as hides and variety meats sold to further processors and others.
We produce a wide range of fresh, value-added, frozen and refrigerated food products. Our products are marketed and sold primarily by our sales staff to grocery retailers, grocery wholesalers, meat distributors, warehouse club stores, military commissaries, industrial food processing companies, chain restaurants or their distributors, live markets, international export companies and domestic distributors who serve restaurants, foodservice operations such as plant and school cafeterias, convenience stores, hospitals and other vendors. Additionally, sales to the military and a portion of sales to international markets are made through independent brokers and trading companies.
On August 28, 2014, we acquired and consolidated The Hillshire Brands Company ("Hillshire Brands"), a manufacturer and marketer of branded, convenient foods. The fiscal 2014 one month results from operations for Hillshire Brands are included in the Prepared Foods segment and in this 2014 Annual Report on Form 10-K. For further description of this transaction, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
FINANCIAL INFORMATION OF SEGMENTS
We operate in five segments: Chicken, Beef, Pork, Prepared Foods and International. During the second quarter of fiscal 2014, we began reporting our International operation as a separate segment, which was previously included in our Chicken segment. Our International segment became a separate reportable segment as a result of changes to our internal financial reporting to align with previously announced executive leadership changes. All periods presented have been reclassified to reflect this change. Beef, Pork,
Prepared Foods and Other results were not impacted by this change. The contribution of each segment to net sales and operating income (loss), and the identifiable assets attributable to each segment, are set forth in Note 17: Segment Reporting of the Notes to Consolidated Financial Statements.
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

Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. Products primarily include pepperoni, bacon, sausage, beef and pork pizza toppings, pizza crusts, flour and corn tortilla products, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. As previously discussed, on August 28, 2014, we completed the acquisition of Hillshire Brands, a manufacturer and marketer of branded, convenient foods which includes brands such as Jimmy Dean®, Ball Park®, Hillshire Farm®, State Fair®, Van's®, Sara Lee® frozen bakery and Chef Pierre® pies as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island® premium jerky. Hillshire Brands' one month results from operations for fiscal 2014 are included in the Prepared Foods segment.
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
On July 28, 2014, we announced our plan to sell our Brazil and Mexico operations, part of our International segment, to JBS SA ("JBS") for $575 million in cash. We expect to complete the sale of our Brazil operation in the first quarter of fiscal 2015. The sale of our Mexico operation is pending the necessary government approvals and is expected to close in the first half of fiscal 2015. As a result, we have reclassified the assets and liabilities related to Mexico and Brazil to assets and liabilities held for sale. For further description of this transaction, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
RAW MATERIALS AND SOURCES OF SUPPLY
Chicken: The primary raw materials used in our domestic chicken operations are corn and soybean meal used as feed and live chickens raised primarily by independent contract growers. Our vertically-integrated chicken process begins with the grandparent breeder flocks and ends with broilers for processing. Breeder flocks (i.e., grandparents) are raised to maturity in grandparent growing and laying farms where fertile eggs are produced. Fertile eggs are incubated at the grandparent hatchery and produce pullets (i.e., parents). Pullets are sent to breeder houses, and the resulting eggs are sent to our hatcheries. Once chicks have hatched, they are sent to broiler farms. There, contract growers care for and raise the chicks according to our standards, with advice from our technical service personnel, until the broilers reach the desired processing weight. Adult chickens are transported to processing plants where they are slaughtered and converted into finished products, which are then sent to distribution centers and delivered to customers.
We operate our own feed mills to produce scientifically-formulated feeds. In fiscal 2014, corn, soybean meal and other feed ingredients were major production costs, representing roughly 68% of our cost of growing a live chicken domestically. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future. While we produce nearly all our inventory of breeder chickens and live broilers, we also purchase live, ice-packed or deboned chicken to meet production and sales requirements.
Beef: The primary raw materials used in our beef operations are live cattle. We do not have facilities of our own to raise cattle but employ cattle buyers located throughout cattle producing areas who visit independent feed yards and public auctions and buy live cattle on the open spot market. These buyers are trained to select high quality animals, and we continually measure their performance. We also enter into various risk-sharing and procurement arrangements with producers to secure a supply of livestock for our facilities. Although we generally expect adequate supply of live cattle in the regions we operate, there may be periods of imbalance in supply and demand.
Pork: The primary raw materials used in our pork operations are live hogs. The majority of our live hog supply is obtained through various procurement relationships with independent producers. We employ hog buyers who make purchase agreements of various time durations as well as purchase hogs on a daily basis, generally a few days before the animals are processed. These buyers are trained to select high quality animals, and we continually measure their performance. We believe the supply of live hogs is adequate for our present needs. Additionally, we raise a small number of weanling swine to sell to independent finishers and supply a minimal amount of market hogs and live swine for our own processing needs.
Prepared Foods: The primary raw materials used in our prepared foods operations are commodity based raw materials, including chicken, beef, pork, turkey, corn, flour, vegetables and other cooking ingredients. Some of these raw materials are provided by our other segments, while others may be purchased from numerous suppliers and manufacturers. We believe the sources of supply of raw materials are adequate for our present needs.

International: The primary raw materials used in our international chicken operations are corn and soybean meal used as feed and live chickens raised primarily by independent contract growers and company-owned farms. Pullets are sent to breeder houses, and the resulting eggs are sent to independent and company-owned hatcheries. Once chicks have hatched, they are sent to broiler farms. There, contract growers or employees care for and raise the chicks according to our standards, with advice from our technical service personnel, until the broilers reach the desired processing weight. Adult chickens are transported to processing plants where they are slaughtered and converted into finished products, which are then sent to distribution centers and delivered to customers.
We operate our own feed mills to produce scientifically-formulated feeds and procure outside feed at times to meet our production needs. In fiscal 2014, corn, soybean meal and other feed ingredients were major production costs, representing approximately two-thirds of our cost of growing a live chicken. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future. We also purchase live, ice-packed or fresh chicken to meet production and sales requirements.
SEASONAL DEMAND
Demand for chicken, beef, and certain prepared foods products, such as hot dogs and smoked sausage, generally increases during the spring and summer months and generally decreases during the winter months. Pork and certain other prepared foods products, such as prepared meals, meat dishes, appetizers, frozen pies and breakfast sausage generally experience increased demand during the winter months, primarily due to the holiday season, while demand generally decreases during the spring and summer months.
CUSTOMERS
Wal-Mart Stores, Inc. accounted for 14.6% of our fiscal 2014 consolidated sales. Sales to Wal-Mart Stores, Inc. were included in all of our segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2014 consolidated sales.
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
Past efforts indicate customer demand can be increased and sustained through application of our marketing strategy, as supported by our distribution systems. The principal competitive elements are price, product safety and quality, brand identification, innovation, breadth and depth of product offerings, availability of products, customer service and credit terms.
FOREIGN OPERATIONS
We sold products in approximately 130 countries in fiscal 2014. Major sales markets include Brazil, Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea, Taiwan, and Vietnam.
We have the following foreign operations:

•
Tyson de Mexico, a Mexican subsidiary, is a vertically-integrated poultry production company. The sale of this subsidiary to JBS is pending necessary government approvals in Mexico and is expected to close in the first half of fiscal 2015.

•
Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, China, the Dominican Republic, India, Japan, the Netherlands, Peru, the Philippines, Russia, Spain, Sri Lanka, Thailand, Turkey, the United Kingdom and Venezuela.

•	Tyson do Brazil, a Brazilian subsidiary, is a vertically-integrated poultry production operation. We expect to complete the sale of this subsidiary to JBS in the first quarter of fiscal 2015.

•	Tyson Rizhao, located in Rizhao, China, is a vertically-integrated poultry production operation.

•	Tyson Dalong, a joint venture in China in which we have a majority interest, is a chicken further processing facility.

•	Tyson Nantong, located in Nantong, China, is a vertically-integrated poultry production operation.

•	Godrej Tyson Foods, a joint venture in India in which we have a majority interest, is a poultry processing business.
We continue to evaluate growth opportunities in foreign countries. Additional information regarding export sales, long-lived assets located in foreign countries and income (loss) from foreign operations is set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17: Segment Reporting and Note 9: Income Taxes.

RESEARCH AND DEVELOPMENT
We conduct continuous research and development activities to improve product development, to automate manual processes in our processing plants and growout operations, and to improve chicken breeding stock. Our Discovery Center includes 19 research kitchens and a USDA-inspected pilot plant. The Discovery Center enables us to bring new market-leading retail and foodservice products to the customer quickly and efficiently. We also lease an approximately 73,000 square foot research and development facility outside Chicago, Illinois assumed in our Hillshire Brands acquisition. Research and development costs totaled $52 million, $50 million, and $43 million in fiscal 2014, 2013 and 2012, respectively.
ENVIRONMENTAL REGULATION AND FOOD SAFETY
Our facilities for processing chicken, beef, pork, turkey and prepared foods, milling feed and housing live chickens and swine are subject to a variety of international, federal, state and local environmental laws and regulations, which include provisions relating to the discharge of materials into the environment and generally provide for protection of the environment. We believe we are in substantial compliance with such applicable laws and regulations and are not aware of any violations of such laws and regulations likely to result in material penalties or material increases in compliance costs. The cost of compliance with such laws and regulations has not had a material adverse effect on our capital expenditures, earnings or competitive position, and except as described below, is not anticipated to have a material adverse effect in the future.
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
We work to ensure our products meet high standards of food safety and quality. In addition to our own internal Food Safety and Quality Assurance oversight and review, our chicken, beef, pork and prepared foods products are subject to inspection prior to distribution, primarily by the United States Department of Agriculture (USDA) and the United States Food and Drug Administration (FDA). We are also participants in the United States Hazard Analysis Critical Control Point (HACCP) program and are subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. Additionally, our International operation is subject to various other food safety and quality assurance oversight and review.
EMPLOYEES AND LABOR RELATIONS
As of September 27, 2014, we employed approximately 124,000 employees. Approximately 108,000 employees were employed in the United States and 16,000 employees were in foreign countries, primarily Brazil, China and Mexico. Approximately 32,000 employees in the United States were subject to collective bargaining agreements with various labor unions, with approximately 18% of those employees included under agreements expiring in fiscal 2015. The remaining agreements expire over the next several years. Approximately 10,000 employees in foreign countries were subject to collective bargaining agreements. We believe our overall relations with our workforce are good.
MARKETING AND DISTRIBUTION
Our principal marketing objective is to be the primary provider of chicken, beef, pork and prepared foods products for our customers and consumers. We build the Tyson®, Jimmy Dean®, Hillshire Farm®, Sara Lee® frozen bakery, Ball Park®, Wright®, Aidells® and State Fair® brands while supporting strong regional and emerging brands primarily through well-defined product-specific advertising, marketing, and public relations efforts focused toward key consumer targets with specific needs. We identify distinct markets and business opportunities through continuous consumer and market research. These efforts are designed to present key products as everyday solutions to relevant consumer problems; thereby becoming part of regular eating routines. We utilize our national distribution system and customer support services to achieve the leading market position for our products.
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
AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEBSITE
We maintain an internet website for investors at http://ir.tyson.com. On this website, we make available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, XBRL (eXtensible Business Reporting Language) reports, and all amendments to any of those reports, as soon as reasonably practicable after we electronically file such reports with, or furnish to, the Securities and Exchange Commission. Also available on the website for investors are the Corporate Governance Principles, Audit Committee charter, Compensation and Leadership Development Committee charter, Governance and Nominating Committee charter, Strategy and Acquisitions Committee charter, Code of Conduct and Whistleblower Policy. Our corporate governance documents are available in print, free of charge to any shareholder who requests them.
CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2015, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effect of, or changes in, general economic conditions; (ii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (iii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iv) successful rationalization of existing facilities and operating efficiencies of the facilities; (v) risks associated with our commodity purchasing activities; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers or loss of one or more large customers; (xii) adverse results from litigation; (xiii) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemic or extreme weather; (xiv) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvi) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xvii) failures or security breaches of our information technology systems; (xviii) effectiveness of advertising and marketing programs; and (xix) those factors listed under Item 1A. “Risk Factors.”

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
The integration of The Hillshire Brands Company may be more difficult, costly or time consuming than expected, and the acquisition may not result in any or all of the anticipated benefits, including cost synergies.
The success of the acquisition of Hillshire Brands, including the realization of the anticipated benefits, will depend in part on our ability to successfully integrate Hillshire Brands’ businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. Failure to effectively integrate the businesses could adversely impact the expected benefits of the acquisition, including cost synergies stemming from supply chain efficiencies, merchandising activities and overlapping general and administrative functions.
The integration of two large companies is complex, and we will be required to devote significant management attention and incur substantial costs to integrate Hillshire Brands’ and Tyson’s business practices, policies, cultures and operations. This diversion of our management’s attention from day-to-day business operations and the execution and pursuit of strategic plans and initiatives could result in performance shortfalls, which could adversely impact the combined company’s business, operations and financial results. The integration process could also result in the loss of key employees, which could adversely impact the combined company’s future financial results.
Furthermore, during the integration planning process, we may encounter additional challenges and difficulties, including those related to, without limitation, managing a larger combined company; streamlining supply chains, consolidating corporate and administrative infrastructures and eliminating overlapping operations; retaining our existing vendors and customers; unanticipated issues in integrating information technology, communications and other systems; and unforeseen and unexpected liabilities related to the acquisition of Hillshire Brands’ business. Delays encountered in the integration could adversely impact the business, financial condition and operations of the combined company.
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
Our results of operations and financial condition, as well as the selling prices for our products, are dependent upon the cost and supply of commodities and raw materials such as pork, beef, poultry, corn, soybean, packaging materials and energy and, to a lesser extent, cheese, fruit, seasoning blends, flour, corn syrup, corn oils, butter and sugar. Corn, soybean meal and other feed ingredients, for instance, represented roughly 68% of our cost of growing a live chicken in fiscal 2014. Production and pricing of these commodities are determined by constantly changing market forces of supply and demand over which we have limited or no control. Such factors include, among other things, weather patterns throughout the world, outbreaks of disease, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments.
Volatility in our commodity and raw material costs directly impact our gross margin and profitability. The company’s objective is to offset commodity price increases with pricing actions over time. However, we may not be able to increase our product prices enough to sufficiently offset increased raw material costs due to consumer price sensitivity or the pricing postures of our competitors. In addition, if we increase prices to offset higher costs, we could experience lower demand for our products and sales volumes. Conversely, decreases in our commodity and other input costs may create pressure on us to decrease our prices. While we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity, we do not fully hedge against changes in commodities prices.
Over time, if we are unable to price our products to cover increased costs, to offset operating cost increases with continuous improvement savings or are not successful in our commodity hedging program, then commodity and raw material price volatility or increases could materially and adversely affect our profitability, financial condition and results of operations.

The prices we receive for our products may fluctuate due to competition from other food producers and processors.
The food industry in general is intensely competitive. We face competition from other food producers and processors that have various product ranges and geographic reach. Some of the factors on which we compete include: pricing, product safety and quality, brand identification, innovation, breadth and depth of product offerings, availability of our products and competing products, customer service, and credit terms.
From time to time in response to these competitive pressures or to maintain market share, we may need to reduce the prices for some of our products or increase or reallocate spending on marketing, advertising and promotions and new product innovation. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices to offset cost increases, could harm our profit margins. If we reduce prices but we cannot increase sales volumes to offset the price changes, then our financial condition and results of operations will suffer. Alternatively, if we do not reduce our prices and our competitors seek advantage through pricing or promotional changes, our revenues and market share would be adversely affected.
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
In fiscal 2014, we sold products to approximately 130 countries. Major sales markets include Brazil, Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea, Taiwan, and Vietnam. Our sales to customers in foreign countries for fiscal 2014 totaled $6.3 billion, of which $4.7 billion related to export sales from the United States. In addition, we had approximately $324 million of long-lived assets located in foreign countries, primarily Brazil, China, and India, at the end of fiscal 2014.
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
We have approximately 124,000 employees, approximately 42,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees and the labor unions. If we fail to maintain good relations with our employees or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.

We depend on contract growers and independent producers to supply us with livestock.
We contract primarily with independent contract growers to raise the live chickens and turkeys processed in our poultry operations. A majority of our cattle and hogs are purchased from independent producers who sell livestock to us under marketing contracts or on the open market. If we do not attract and maintain contracts with growers or maintain marketing and purchasing relationships with independent producers, our production operations could be negatively affected.
If our products become contaminated, we may be subject to product liability claims and product recalls.
Our products may be subject to contamination by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella and E. coli. These organisms and pathogens are found generally in the environment; therefore, there is a risk that one or more, as a result of food processing, could be present in our products. These organisms and pathogens also can be introduced to our products as a result of improper handling at the further processing, foodservice or consumer level. These risks may be controlled, but may not be eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over handling procedures once our products have been shipped for distribution. Even an inadvertent shipment of contaminated products may be a violation of law and may lead to increased risk of exposure to product liability claims, increased scrutiny and penalties, including injunctive relief and plant closings, by federal and state regulatory agencies, and adverse publicity, which could exacerbate the associated negative consumer reaction. Any of these occurrences may have an adverse effect on our financial results.
In addition, we may be required to recall some of our products if they spoil, become contaminated, are tampered with or are mislabeled. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time. Such a product recall also could result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands.
Changes in consumer preference and failure to maintain favorable consumer perception of our brands and products could negatively impact our business.
The food industry in general is subject to changing consumer trends, demands and preferences. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for our brands and products. We strive to respond to consumer preferences and social expectations, but we may not be successful in our efforts.
We could be adversely affected if consumers lose confidence in the safety and quality of certain food products or ingredients, or the food safety system generally. Prolonged negative perceptions concerning the health implications of certain food products or ingredients or loss of confidence in the food safety system generally could influence consumer preferences and acceptance of some of our products and marketing programs. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our product sales, financial condition and results of operations.
We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences or the products becoming unavailable to consumers.
Failure to continually innovate and successfully launch new products and maintain our brand image through marketing investment could adversely impact our operating results.
Our financial success is dependent on anticipating changes in consumer preferences and dietary habits and successfully developing and launching new products and product extensions that consumers want. We devote significant resources to new product development and product extensions, however we may not be successful in developing innovative new products or our new products may not be commercially successful. To the extent we are not able to effectively gauge the direction of our key markets and successfully identify, develop, manufacture and market new or improved products in these changing markets, our financial results and our competitive position will suffer. In addition, our introduction of new products or product extensions may generate litigation or other legal proceedings against us by competitors claiming infringement of their intellectual property or other rights, which could negatively impact our results of operations.
We also seek to maintain and extend the image of our brands through marketing investments, including advertising, consumer promotions and trade spend. Due to inherent risks in the marketplace associated with advertising, promotions and new product introductions, including uncertainties about trade and consumer acceptance, our marketing investments may not prove successful in maintaining or increasing our market share and could result in lower sales and profits. Continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing could adversely affect our brand image or lead to stricter regulations and greater scrutiny of food marketing practices.

Our success in maintaining, extending and expanding our brand image also depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. The growing use of social and digital media increases the speed and extent that information or misinformation and opinions can be shared.
We are subject to a variety of legal and regulatory restrictions on how and to whom we market our products, for instance marketing to children, which may limit our ability to maintain or extend our brand image. Negative posts or comments about us, our brands or our products on social or digital media could seriously damage our reputation and brand image. If we do not maintain or extend our brand image, then our product sales, financial condition and results of operations could be materially and adversely affected.
Failure to leverage our brand value propositions to compete against private label products, especially during economic downturn, may adversely affect our profitability.
In many product categories, we compete not only with other widely advertised branded products, but also with private label products that generally are sold at lower prices. Consumers are more likely to purchase our products if they believe that our products provide a higher quality and greater value than less expensive alternatives. If the difference in quality between our brands and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. In addition, in periods of economic uncertainty, consumers tend to purchase more lower-priced private label or other economy brands. To the extent this occurs, we could experience a reduction in the sales volume of our higher margin products or a shift in our product mix to lower margin offerings. In addition, in times of economic uncertainty, consumers reduce the amount of food that they consume away from home at our foodservice customers, which in turn reduces our product sales.
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
Our senior notes and term loans also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
An impairment in the carrying value of our goodwill or indefinite life intangible assets could negatively impact our consolidated results of operations and net worth.
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In assessing the carrying value of goodwill and indefinite life intangible assets, we make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated principally using an income approach based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Indefinite life intangible asset valuations have been calculated principally using relief-from-royalty and excess earnings approaches and are believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the valuations. We could be required to evaluate the recoverability of goodwill and indefinite life intangible assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in impairment charges in the future, which could be substantial. As of September 27, 2014, we had $10.8 billion of goodwill and indefinite life intangible assets, which represented approximately 45% of total assets.

New or more stringent domestic and international government regulations could impose material costs on us and could adversely affect our business.
Our operations are subject to extensive federal, state and foreign laws and regulations by authorities that oversee food safety standards and processing, packaging, storage, distribution, advertising, labeling and export of our products. See “Environmental Regulation and Food Safety” in Item 1 of this Annual Report on Form 10-K. Changes in laws or regulations that impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. For example, increased governmental interest in advertising practices may result in regulations that could require us to change or restrict our advertising practices.
Increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change may result in increased compliance costs, capital expenditures and other financial obligations for us. We use natural gas, diesel fuel and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience and may require us to make additional unplanned capital expenditures.
Legal claims, other regulatory enforcement actions, or failure to comply with applicable legal standards or requirements could affect our product sales, reputation and profitability.
We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition and results of operations. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results.
The Company is subject to stringent environmental regulation and potentially subject to environmental litigation, proceedings, and investigations.
Our past and present business operations and ownership and operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment, and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Compliance with these laws and regulations, and the ability to comply with any modifications to these laws and regulations, is material to our business. New matters or sites may be identified in the future that will require additional investigation, assessment, or expenditures. In addition, some of our facilities have been in operation for many years and, over time, we and other prior operators of these facilities may have generated and disposed of wastes that now may be considered hazardous. Future discovery of contamination of property underlying or in the vicinity of our present or former properties or manufacturing facilities and/or waste disposal sites could require us to incur additional expenses. The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations, could adversely affect our financial results.
Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business.
Information technology is an important part of our business operations and we increasingly rely on information technology systems to manage business data and increase efficiencies in our production and distribution facilities and inventory management processes. We also use information technology to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements. In addition, we depend on information technology for digital marketing and electronic communications between our facilities, personnel, customers and suppliers. Like other companies, our information technology systems may be vulnerable to a variety of interruptions, including during the process of upgrading or replacing software, databases or components thereof, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber-attacks, hackers, unauthorized access attempts and other security issues. We have implemented technology security initiatives and disaster recovery plans to mitigate our exposure to these risks, but these measures may not be adequate. Any significant failure of our systems, including failures that prevent our systems from functioning as intended, could cause transaction errors, processing inefficiencies, loss of customers and sales, have negative consequences on our employees and our business partners and have a negative impact on our operations or business reputation.
In addition, if we are unable to prevent security breaches, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, consumers or suppliers. In addition, the disclosure of non-public sensitive information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image.

If we pursue strategic acquisitions or divestitures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
We periodically evaluate potential acquisitions, joint ventures and other initiatives, and may seek to expand our business through the acquisition of companies, processing plants, technologies, products and services. Acquisitions and joint ventures involve financial and operational risks and uncertainties, including:

•	challenges in realizing the anticipated benefits of the transaction;

•	difficulty integrating acquired businesses, technologies, operations and personnel with our existing business;

•	diversion of management attention in connection with negotiating transactions and integrating the businesses acquired;

•	difficulty identifying suitable candidates or consummating a transaction on terms that are favorable to us;

•	challenges in retaining the acquired businesses' customers and key employees;

•	inability to implement and maintain consistent standards, controls, procedures and information systems;

•	exposure to unforeseen or undisclosed liabilities of acquired companies; and

•	the need to obtain additional debt or equity financing for any transaction.
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

•
cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any amendment of, or waivers under, our credit agreements to the extent we may seek them in the future;

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
Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Wal-Mart Stores, Inc., which accounted for 14.6% of our sales in fiscal 2014. Our retail customers typically do not enter into written contracts, and if they do sign contracts, they generally are limited in scope and duration. There can be no assurance that significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. Many of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years, and consolidation is expected to continue throughout the United States and in other major markets. These consolidations have produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, opposing price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These customers also may use shelf space currently used for our products for their own private label products. Because of these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products. The loss of a significant customer or a material reduction in sales to, or adverse change to trade terms with, a significant customer could materially and adversely affect our product sales, financial condition and results of operations.

Extreme factors or forces beyond our control could negatively impact our business.
Our ability to make, move and sell products is critical to our success. Natural disasters, fire, bioterrorism, pandemic or extreme weather, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of livestock or interfere with our operations due to power outages, fuel shortages, damage to our production and processing facilities or disruption of transportation channels, among other things. Any of these factors could have an adverse effect on our financial results.
Failure to maximize or to successfully assert our intellectual property rights could impact our competitiveness.
We consider our intellectual property rights, particularly and most notably our trademarks, but also our trade secrets, patents and copyrights, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of trademark, trade secret, patent and copyright laws, as well as licensing agreements, third-party nondisclosure and assignment agreements and policing of third-party misuses of our intellectual property. We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business, operating results and financial condition.
Tyson Limited Partnership can exercise significant control.
As of September 27, 2014, Tyson Limited Partnership (the TLP) owns 99.985% of the outstanding shares of the Company's Class B Common Stock, $0.10 par value (Class B stock) and the TLP and members of the Tyson family own, in the aggregate, 1.78% of the outstanding shares of the Company's Class A Common Stock, $0.10 par value (Class A stock), giving them, collectively, control of approximately 70.14% of the total voting power of the Company's outstanding voting stock. At this time, the TLP does not have a managing general partner, as such, the management rights of the managing general partner may be exercised by a majority of the percentage interests of the general partners. As of September 27, 2014, Mr. John Tyson, Chairman of the Board of Directors, has 33.33% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, has 11.115% general partner percentage interests (the remaining general partnership interests are held by the Tyson Partnership Interest Trust (44.44%) and Harry C. Erwin, III (11.115%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the TLP's significant ownership of our outstanding voting stock, we are eligible for “controlled company” exemptions from certain corporate governance requirements of the New York Stock Exchange.
We could incur substantial tax liabilities as a result of the DEMB Master Blenders 1753 N.V (“DEMB”) Spin-Off.
On June 28, 2012, Hillshire Brands divested its international coffee and tea business segment through the spin-off of DEMB (the “Spin-Off”). Hillshire Brands intended for the Spin-Off and certain related transactions to qualify as tax-free under Sections 355, 368(a)(1)(D), and 361 and related provisions of the U.S. Internal Revenue Code, which we refer to as the Code, and Hillshire Brands received a private letter ruling from the IRS substantially to the effect that the Spin-Off and certain related transactions, including the debt exchange, will qualify as tax-free to Hillshire Brands and its stockholders for U.S. federal income tax purposes. Although a private letter ruling generally is binding on the IRS, if the factual representations or assumptions made in the private letter ruling request are untrue or incomplete in any material respect, or any material forward-looking covenants or undertakings are not complied with, then Hillshire Brands would not be able to rely on the ruling. In addition, the ruling is based on current law, and cannot be relied upon if the applicable law changes with retroactive effect. As a matter of practice the IRS does not rule on every requirement for a tax-free spin-off or tax-free debt-for-debt exchange, and the parties relied solely on the opinion of counsel for comfort that such additional requirements should be satisfied. The opinion of counsel relies on, among other things, the continuing validity of the ruling and various assumptions and representations as to factual matters made by Hillshire Brands and DEMB which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail. Accordingly, even though Hillshire Brands obtained a ruling and a “should” opinion of counsel, the IRS could assert that Hillshire Brands has not satisfied the requirements for tax-free treatment and such assertion, if successful, could result in significant U.S. federal income tax liabilities for us.

Events subsequent to the Spin-Off could cause the Spin-Off to become taxable. Under the terms of the tax sharing agreement Hillshire Brands entered into with DEMB in connection with the Spin-Off, DEMB will generally be required to indemnify Hillshire Brands for 100% of any taxes imposed on DEMB and its subsidiaries or Hillshire Brands and its subsidiaries in the event that the Spin-Off and certain related transactions were to fail to qualify for tax-free treatment as a result of an acquisition of DEMB (including the acquisition of DEMB by J.A. Benckiser), or actions or omissions (including breaches of certain representations and warranties made in the tax sharing agreement) by DEMB or any of its affiliates. However, if the Spin-Off or certain related transactions were to fail to qualify for tax-free treatment because of actions or omissions by Hillshire Brands or any of its affiliates, Hillshire Brands would be responsible for all such taxes. In addition, Hillshire Brands would be responsible for 50% of any taxes resulting from the failure of the Spin-Off and certain related transactions to qualify as tax-free, which failure is not due to actions or omissions (including breaches of certain representations and warranties made in the tax sharing agreement) by Hillshire Brands, DEMB or any of Hillshire Brands’ or DEMB's respective subsidiaries. There can be no assurance that the tax sharing agreement will be sufficient to protect Hillshire Brands against any tax liabilities that may arise, or that DEMB will be able to fully satisfy its indemnification obligations. Hillshire Brands’ inability to enforce the indemnification provisions of the tax sharing agreement or obtain indemnification payments in a timely manner could adversely affect our results of operations, cash flows and financial condition.
Multiemployer Pension Plan could adversely affect our business.
Through our wholly owned subsidiary, Hillshire Brands, we participate in a “multiemployer” pension plan administered by a labor union representing some of its employees. We are required to make periodic contributions to this plan to allow them to meet their pension benefit obligations to their participants. Our required contributions to this fund could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to this fund, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in this plan, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability would depend on the extent of the plan's funding of vested benefits. The multiemployer plan in which we participate is reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability. In the event a withdrawal or partial withdrawal was to occur with respect to the multiemployer plan, the impact to our consolidated financial statements could be material.
Volatility in the capital markets or interest rates could adversely impact our pension costs and the funded status of our pension plans.
We sponsor a number of defined benefit plans for employees in the United States. The difference between plan obligations and assets, which signifies the funded status of the plans, is a significant factor in determining the net periodic benefit costs of the pension plans and our ongoing funding requirements. As of September 27, 2014, the funded status of our defined benefit pension plans was an underfunded position of $381 million, as compared to an underfunded position of $86 million at the end of fiscal 2013. The increase in the underfunded position is due to the acquisition of Hillshire Brands. Changes in interest rates and the market value of plan assets can impact the funded status of the plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We have production and distribution operations in the following states: Alabama, Arizona, Arkansas, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Mississippi, Maryland, Michigan, Missouri, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. We also have sales offices throughout the United States. Additionally, we, either directly or through our subsidiaries, have sales offices, facilities or participate in joint venture operations in Argentina, Brazil, Canada, China, the Dominican Republic, Hong Kong, India, Ireland, Japan, Mexico, the Netherlands, Peru, the Philippines, Russia, South Korea, Spain, Sri Lanka, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom and Venezuela.

	Number of Facilities
	Owned	Leased	Total
Chicken Segment:
Processing plants	45	1	46
Rendering plants	9	—	9
Blending mills	2	—	2
Feed mills	32	—	32
Broiler hatcheries	59	3	62
Breeder houses	368	—	368
Broiler farm houses	48	—	48
Pet treats plant	1	—	1
Beef Segment Production Facilities	13	—	13
Pork Segment Production Facilities	9	—	9
Prepared Foods Segment:
Processing plants(1)	35	6	41
Hillshire Brands turkey operation facilities	6	—	6
Hillshire Brands distribution centers	5	—	5
International Segment:
Processing plants	9	2	11
Rendering plants	6	—	6
Feed mills	7	4	11
Broiler hatcheries	3	4	7
Breeder houses	159	—	159
Broiler farm houses	439	—	439
Distribution Centers	10	9	19
Cold Storage Facilities	60	14	74
Research and Development Facilities(2)	1	1	2
		Capacity(3) per week at September 27, 2014	Fiscal 2014 Average Capacity Utilization
Chicken Processing Plants		40 million head	90%
Beef Production Facilities		173,000 head	77%
Pork Production Facilities		445,000 head	86%
Prepared Foods Processing Plants		85 million pounds	86%
International Processing Plants		8 million head	67%

(1)
Includes 12 owned and four leased legacy Hillshire Brands processing plants. Additionally the 35 owned processing plants include three facilities, two legacy Prepared Foods (Buffalo, New York and Santa Teresa, New Mexico) and one legacy Hillshire Brands (Florence, Alabama), scheduled to close in fiscal 2015.

(2)	Includes one leased facility outside Chicago, Illinois assumed in our acquisition of Hillshire Brands.

(3)	Capacity per week based on the following: Chicken- five day week, Prepared Foods and International- five to six day week, Beef and Pork- six day week.

Chicken: Chicken processing plants include various phases of slaughtering, dressing, cutting, packaging, deboning and further-processing. We also have 30 animal nutrition operations, nine of which are associated with the Chicken rendering plants, 20 within various Chicken processing facilities and one pet treats plant. The blending mills, feed mills and broiler hatcheries have sufficient capacity to meet the needs of the chicken growout operations.
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
Prepared Foods: Prepared Foods plants process fresh and frozen chicken, turkey, beef, pork and other raw materials into pizza toppings, branded and processed meats, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, pizza crusts, flour and corn tortilla products and meat dishes.
International: International chicken processing plants include various phases of slaughtering, dressing, cutting, packaging, deboning and further-processing. The feed mills and broiler hatcheries generally have sufficient capacity to meet the needs of the chicken growout operations.
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
On June 17, 2014, the Missouri attorney general filed a civil lawsuit against us in the circuit court of Barry County, Missouri, concerning an incident that occurred in May 2014 in which some feed supplement was discharged from our plant in Monett, Missouri, to the City of Monett’s wastewater treatment plant allegedly leading to a fish kill in a local stream and odor issues around the plant. That lawsuit alleges six violations stemming from the incident and seeks penalties against us, compensation for damage to the stream, and reimbursement for the State of Missouri’s costs in investigating the matter. The U.S. Environmental Protection Agency has also indicated to us that it has begun a criminal investigation into the incident. If we become subject to criminal charges, we may be subject to a fine and other relief, as well as government contract suspension and debarment. We are cooperating with the Environmental Protection Agency but cannot predict the outcome of its investigation at this time. It is also possible that other regulatory agencies may commence investigations and allege additional violations. Finally, we may be subject to claims from the City of Monett for causing it to violate various municipal regulations and for damages to the City’s treatment system. We are currently in settlement discussions with the State of Missouri.
On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009 which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. The district court has not yet rendered its decision from the trial.
Other Matters: We currently have approximately 124,000 employees and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE COMPANY
Our executive officers serve one-year terms from the date of their election, or until their successors are appointed and qualified. No family relationships exist among these officers. The name, title, age and calendar year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
John Tyson	Chairman of the Board of Directors	61	2011
Curt T. Calaway	Senior Vice President, Controller and Chief Accounting Officer	41	2012
Andrew P. Callahan	President, Retail Packaged Brands	48	2014
Howell P. Carper	Executive Vice President, Strategy and New Ventures	61	2013
Sally Grimes	President and Global Growth Officer	43	2014
Thomas P. Hayes	President, Food Service	49	2014
Donnie King	President of North American Operations and Food Service	52	2009
Dennis Leatherby	Executive Vice President and Chief Financial Officer	54	1994
Mary Oleksiuk	Executive Vice President and Chief Human Resources Officer	52	2014
Donnie Smith	President and Chief Executive Officer	55	2008
Stephen Stouffer	President, Fresh Meats	54	2013
David L. Van Bebber	Executive Vice President and General Counsel	58	2008
Noel White	President, Poultry	56	2009
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
Andrew P. Callahan was appointed President, Retail Packaged Brands in September 2014. Mr. Callahan previously served as Executive Vice President and President, Retail of The Hillshire Brands Company, since 2012, prior to which he served as Senior Vice President, Chief Customer Officer for Sara Lee Corporation's North American operations from 2011 to 2012, after serving as President, of Sara Lee's North American Foodservice segment from 2009 to 2011. The Hillshire Brands Company was acquired by the Company in August 2014.
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
Sally Grimes was appointed President and Global Growth Officer in September 2014. Ms. Grimes previously served as Senior Vice President, Chief Innovation Officer and President, Gourmet Food Group, of The Hillshire Brands Company since 2012. Prior to joining Hillshire Brands, Ms. Grimes served as Global Vice President, Marketing, for the writing and creative expression business unit at Newell Rubbermaid, Inc. (global marketer of consumer and commercial products) from 2007 to 2012.
Thomas P. Hayes was appointed President, Food Service in September 2014. Mr. Hayes previously served as Executive Vice President and Chief Supply Chain Officer of The Hillshire Brands Company since 2012, prior to which he served as Senior Vice President and Chief Supply Chain Officer for Sara Lee Corporation's North American Retail and Foodservice businesses from 2009 to 2012. Mr. Hayes was initially employed by Sara Lee Corporation in 2006.

Donnie King was appointed President of North American Operations and Food Service in 2014, after serving as President of Prepared Foods, Customer and Consumer Solutions since 2013, Senior Group Vice President, Poultry and Prepared Foods since 2009, Group Vice President, Refrigerated and Deli since 2008, Group Vice President, Operations since 2007, Senior Vice President, Consumer Products Operations since 2006 and Senior Vice President, Poultry Operations since 2003. Mr. King was initially employed by Valmac Industries, Inc. in 1982. Valmac Industries, Inc. was acquired by the Company in 1984.
Dennis Leatherby was appointed Executive Vice President and Chief Financial Officer in 2008 after serving as Senior Vice President, Finance and Treasurer since 1998. He also served as Interim Chief Financial Officer from 2004 to 2006. Mr. Leatherby was initially employed by the Company in 1990.
Mary Oleksiuk was appointed Executive Vice President and Chief Human Resources Officer in September 2014. Ms. Oleksiuk previously served as Senior Vice President, Chief Human Resources Officer for The Hillshire Brands Company since 2012. Prior to joining Hillshire Brands, Ms. Oleksiuk served as Chief Human Resources Officer and Senior Vice President for Discover Financial Services from 2011 to 2012. From 2010 to 2011, she served as Senior Vice President, Global Human Resources with Alberto Culver Company and as Vice President, Global Human Resources with Alberto Culver Company from 2007 to 2010.
Donnie Smith was appointed President and Chief Executive Officer in 2009, after serving as Senior Group Vice President, Poultry and Prepared Foods since January 2009, prior to which he served as Group Vice President of Consumer Products since 2008, Group Vice President of Logistics and Operations Services since 2007, Group Vice President Information Systems, Purchasing and Distribution since 2006 and Senior Vice President and Chief Information Officer since 2005. Mr. Smith was initially employed by the Company in 1980.
Stephen R. Stouffer was appointed President, Fresh Meats in 2013, after serving as Senior Vice President, Beef Margin Management since 2012, prior to which he served as Vice President, Ground Beef, Trim and Variety Meats Sales since 2009, and Director, Ground Beef, Trim and Carcass Sales since 2006. Mr. Stouffer was initially employed by IBP, inc. in 1982.
David L. Van Bebber was appointed Executive Vice President and General Counsel in 2008, after serving as Senior Vice President and Deputy General Counsel since 2004. Mr. Van Bebber was initially employed by Lane Processing in 1982. Lane Processing was acquired by the Company in 1986.
Noel White was appointed President, Poultry in 2013, after serving as Senior Group Vice President, Fresh Meats since 2009, after serving as Senior Vice President, Pork Margin Management since 2007 and Group Vice President, Fresh Meats Operations/Commodity Sales since 2005. Mr. White was initially employed by IBP, inc. in 1983.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share and holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 25, 2014, there were approximately 24,000 holders of record of our Class A stock and seven holders of record of our Class B stock, excluding holders in the security position listings held by nominees.
DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We have paid uninterrupted quarterly dividends on common stock each year since 1977. In fiscal 2014, the annual dividend rate for Class A stock was $0.30 per share and the annual dividend rate for Class B stock was $0.27 per share. In fiscal 2013, the annual dividend rate for Class A stock was $0.20 per share and the annual dividend rate for Class B stock was $0.18 per share. On November 13, 2014, the Board of Directors increased the quarterly dividend previously declared on July 30, 2014, to $0.10 per share on our Class A stock and $0.09 per share on our Class B stock. The increased quarterly dividend is payable on December 15, 2014, to shareholders of record at the close of business on December 1, 2014.
MARKET INFORMATION
Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock. The high and low sales prices of our Class A stock for each quarter of fiscal 2014 and 2013 are represented in the table below.

	2014		2013
	High	Low	High	Low
First Quarter	$34.38	$27.33	$19.91	$15.93
Second Quarter	43.45	33.03	24.85	19.08
Third Quarter	44.24	34.90	26.00	22.47
Fourth Quarter	41.88	36.12	32.40	25.69
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jun. 29, 2014 to Jul. 26, 2014	81,199		$39.01	—		32,054,771
Jul. 27, 2014 to Aug. 30, 2014	107,377		38.41	—		32,054,771
Aug. 31, 2014 to Sept. 27, 2014	40,859		38.35	—		32,054,771
Total	229,435	(2)	$38.61	—	(3)	32,054,771

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

(2)
We purchased 229,435 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 176,258 shares purchased in open market transactions and 53,177 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	There were no shares purchased during the period pursuant to our previously announced stock repurchase program.

PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s (S&P) 500 Index and a group of peer companies described below.

Comparison of 5 Year Cumulative Total Returns Among Tyson Foods, Inc., the S&P 500 Index, the Previous Peer Group and Current Peer Group

$400
$300
$200
$100
$0
10/3/2009
10/2/10
10/1/11
9/29/12
9/28/13
9/27/14
Fiscal Year End
Tyson Foods, Inc.
S&P 500 Index
Previous Peer Group
Current Peer Group

	Fiscal Years Ending
	Base Period 10/3/09	10/2/10	10/1/11	9/29/12	9/28/13	9/27/14
Tyson Foods, Inc.	$100.00	$133.34	$143.66	$133.73	$242.06	$322.02
S&P 500 Index	100.00	110.16	111.42	145.07	173.13	207.30
Previous Peer Group	100.00	114.42	120.23	136.08	150.45	169.01
Current Peer Group	100.00	115.87	123.31	145.13	179.48	200.67
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2009, is presented for each of the periods for the Company, the S&P 500 Index, the previous peer group and the current peer group. The previous peer group included: Archer-Daniels-Midland Company, Bunge Limited, Campbell Soup Company, ConAgra Foods, Inc., Dean Foods Company, General Mills, Inc., H.J. Heinz Co. (up to June 7, 2013), Hillshire Brands (beginning on June 28, 2012), Hormel Foods Corp., Kellogg Co., Kraft Foods Group Inc., McCormick & Co., Pilgrim’s Pride Corporation, Sanderson Farms, Inc., Smithfield Foods, Inc. (up to September 26, 2013) and The J.M. Smucker Company. The current peer group includes: Archer-Daniels-Midland Company, Bunge Limited, Campbell Soup Company, ConAgra Foods, Inc., Dean Foods Company, General Mills, Inc., Hillshire Brands (up to August 28, 2014), Hormel Foods Corp., Kellogg Co., Kraft Foods Group Inc., McCormick & Co., Mondelez Interenational Inc., Pilgrim's Pride Corporation, Sanderson Farms, Inc., and The J.M. Smucker Company. Hillshire Brands was removed from the current peer group at the time its shares ceased public trading. The differences between the current peer group and the previous peer group were the removal of H.J. Heinz Co. and Smithfield Foods, Inc. because both ceased being publicly traded companies in fiscal 2014, and the addition of Mondelez International, Inc. (formerly Kraft Foods, Inc.) to more accurately reflect the Company’s peers in terms of industry standing. The graph compares the performance of the Company with that of the S&P 500 Index and both peer groups, with the investment weighted on market capitalization.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY

in millions, except per share and ratio data
	2014	2013	2012	2011	2010
Summary of Operations
Sales	$37,580	$34,374	$33,055	$32,032	$28,212
Operating income	1,430	1,375	1,286	1,289	1,574
Net interest expense	125	138	344	231	333
Income from continuing operations	856	848	614	738	783
Loss from discontinued operation, net of tax	—	(70)	(38)	(5)	(18)
Net income	856	778	576	733	765
Net income attributable to Tyson	864	778	583	750	780
Diluted net income per share attributable to Tyson:
Income from continuing operations	2.37	2.31	1.68	1.98	2.09
Loss from discontinued operation	—	(0.19)	(0.10)	(0.01)	(0.03)
Net income	2.37	2.12	1.58	1.97	2.06
Dividends declared per share:
Class A	0.325	0.310	0.160	0.160	0.160
Class B	0.294	0.279	0.144	0.144	0.144
Balance Sheet Data
Cash and cash equivalents	$438	$1,145	$1,071	$716	$978
Total assets	23,956	12,177	11,896	11,071	10,752
Total debt	8,178	2,408	2,432	2,182	2,536
Shareholders’ equity	8,904	6,233	6,042	5,685	5,201
Other Key Financial Measures
Depreciation and amortization	$530	$519	$499	$506	$497
Capital expenditures	632	558	690	643	550
EBITDA	1,897	1,818	1,731	1,767	1,987
Return on invested capital	11.8%	18.5%	17.7%	18.5%	23.0%
Effective tax rate for continuing operations	31.6%	32.6%	36.4%	31.6%	35.9%
Total debt to capitalization	47.9%	27.9%	28.7%	27.7%	32.8%
Book value per share	$23.70	$18.13	$16.84	$15.38	$13.78
Stock price high	44.24	32.40	21.06	20.12	20.57
Stock price low	27.33	15.93	14.07	14.59	11.91
Notes to Five-Year Financial Summary

a.
Fiscal 2014 included a $42 million pretax impairment charge and other costs related to the sale of our Brazil operation and Mexico's undistributed earnings tax, $197 million pretax expense related to the Hillshire Brands acquisition, integration and costs associated with our Prepared Foods improvement plan, $40 million pretax expense related to the Hillshire Brands post-closing results, purchase price accounting, and ongoing plant related legacy Hillshire Brands fire costs, $27 million pretax expense related to the Hillshire Brands acquisition financing incremental interest cost and $52 million unrecognized tax benefit gain.

b.	Fiscal 2013 included a $19 million currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada.

c.
During fiscal 2013 we determined our Weifang operation (Weifang) was no longer core to the execution of our strategy in China. In July 2013, we completed the sale of Weifang. Non-cash charges related to the impairment of assets in Weifang amounted to $56 million and $15 million in fiscal 2013 and 2012, respectively.

d.	Fiscal 2012 included a pretax charge of $167 million related to the early extinguishment of debt.

e.
Fiscal 2011 included an $11 million non-operating gain related to the sale of interest in an equity method investment and a $21 million reduction to income tax expense related to a reversal of reserves for foreign uncertain tax positions.

f.
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

g.	Return on invested capital is calculated by dividing operating income by the sum of the average of beginning and ending total debt and shareholders’ equity less cash and cash equivalents.

h.	For the total debt to capitalization calculation, capitalization is defined as total debt plus total shareholders’ equity.

i.	"EBITDA" is defined as net income less interest income, plus interest, taxes, depreciation and amortization.

EBITDA RECONCILIATIONS
A reconciliation of net income to EBITDA is as follows:

in millions, except ratio data
	2014	2013	2012	2011	2010

Net income	$856	$778	$576	$733	$765
Less: Interest income	(7)	(7)	(12)	(11)	(14)
Add: Interest expense	132	145	356	242	347
Add: Income tax expense (a)	396	411	351	341	438
Add: Depreciation	494	474	443	433	416
Add: Amortization (b)	26	17	17	29	35
EBITDA	$1,897	$1,818	$1,731	$1,767	$1,987

Total gross debt	$8,178	$2,408	$2,432	$2,182	$2,536
Less: Cash and cash equivalents	(438)	(1,145)	(1,071)	(716)	(978)
Less: Short-term investments	(1)	(1)	(3)	(2)	(2)
Total net debt	$7,739	$1,262	$1,358	$1,464	$1,556

Ratio Calculations:
Gross debt/EBITDA	4.3x	1.3x	1.4x	1.2x	1.3x
Net debt/EBITDA	4.1x	0.7x	0.8x	0.8x	0.8x

(a)	Includes income tax expense of discontinued operation.

(b)
Excludes the amortization of debt discount expense of $10 million, $28 million, $39 million, $44 million and $46 million for fiscal 2014, 2013, 2012, 2011 and 2010, respectively, as it is included in Interest expense.

EBITDA represents net income, net of interest, income tax and depreciation and amortization. Net debt to EBITDA represents the ratio of our debt, net of cash and short-term investments, to EBITDA. EBITDA and net debt to EBITDA are presented as supplemental financial measurements in the evaluation of our business. We believe the presentation of these financial measures helps investors to assess our operating performance from period to period, including our ability to generate earnings sufficient to service our debt, and enhances understanding of our financial performance and highlights operational trends. These measures are widely used by investors and rating agencies in the valuation, comparison, rating and investment recommendations of companies; however, the measurements of EBITDA and net debt to EBITDA may not be comparable to those of other companies, which limits their usefulness as comparative measures. EBITDA and net debt to EBITDA are not measures required by or calculated in accordance with generally accepted accounting principles (GAAP) and should not be considered as substitutes for net income or any other measure of financial performance reported in accordance with GAAP or as a measure of operating cash flow or liquidity. EBITDA is a useful tool for assessing, but is not a reliable indicator of, our ability to generate cash to service our debt obligations because certain of the items added to net income to determine EBITDA involve outlays of cash. As a result, actual cash available to service our debt obligations will be different from EBITDA. Investors should rely primarily on our GAAP results, and use non-GAAP financial measures only supplementally, in making investment decisions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DESCRIPTION OF THE COMPANY
We are one of the world's largest producers of chicken, beef, pork and prepared foods that include leading brands such as Tyson®, Jimmy Dean®, Hillshire Farm®, Sara Lee® frozen bakery, Ball Park®, Wright®, Aidells® and State Fair®. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials, and feed ingredients; and operating efficiencies of our facilities.
Our operations are conducted in five segments: Chicken, Beef, Pork, Prepared Foods and International. Our International segment became a separate reportable segment in the second quarter of fiscal 2014 as a result of changes to our internal financial reporting to align with previously announced executive leadership changes. The International segment includes our foreign operations primarily related to raising and processing live chickens into fresh, frozen and value-added chicken products in Brazil, China, India and Mexico. All periods presented have been reclassified to reflect this change. Beef, Pork, Prepared Foods and Other results were not impacted by this change.
On August 28, 2014, we acquired and consolidated The Hillshire Brands Company ("Hillshire Brands"), a manufacturer and marketer of branded, convenient foods. Hillshire Brands' one month results from operations for fiscal 2014 are included in the Prepared Foods segment.
OVERVIEW

•
General – Operating income grew 4% in fiscal 2014 over fiscal 2013, which was led by record earnings in our Chicken segment and strong performance in our Beef and Pork segments. Revenues increased 9% to a record $37.6 billion, driven by price and mix improvements. We were able to overcome a $2.3 billion increase in input costs through strong operational execution and margin management. We continued to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth for the future.

•
Market environment – Our Chicken segment delivered record results in fiscal 2014 driven by strong demand and favorable domestic market conditions. Our Beef segment experienced higher fed cattle costs and reduced availability of fed cattle supplies but delivered strong results by maximizing our revenues relative to the rising costs experienced in the live cattle markets. The Pork segment's operating margins remained within its normalized range due to favorable market conditions associated with lower pork supplies. Our Prepared Foods segment was challenged by rapidly increasing raw material prices in addition to costs incurred as we continue to execute our Prepared Foods strategy. Our International segment experienced higher volumes, offset with lower average sales prices due to weak demand of chicken in our foreign operations.

Margins – Our total operating margin was 3.8% in fiscal 2014. Operating margins by segment were as follows:

•	Chicken – 7.9%

•	Beef – 2.1%

•	Pork – 7.2%

•	Prepared Foods – (1.5)%

•	International - (8.8)%

•
Liquidity – During fiscal 2014, we generated $1.2 billion of operating cash flows. We repurchased 7.1 million shares of our Class A common stock for $250 million under our share repurchase program in fiscal 2014. At September 27, 2014, we had $1.6 billion of liquidity, which includes the availability under our credit facility and $438 million of cash and cash equivalents.

•	Our accounting cycle resulted in a 52-week year for fiscal 2014, 2013 and 2012.

	in millions, except per share data
	2014	2013	2012
Net income from continuing operations attributable to Tyson	$864	$848	$621
Net income from continuing operations attributable to Tyson – per diluted share	2.37	2.31	1.68

Net loss from discontinued operation attributable to Tyson	—	(70)	(38)
Net loss from discontinued operation attributable to Tyson – per diluted share	—	(0.19)	(0.10)

Net income attributable to Tyson	864	778	583
Net income attributable to Tyson - per diluted share	2.37	2.12	1.58
2014 – Net income included the following items (fiscal 2014 per diluted share adjustments utilized a weighted average shares outstanding amount of 356 million):

•	$52 million, or $0.15 per diluted share, related to a gain from previously unrecognized tax benefits.

•	$197 million, or $0.37 per diluted share, related to the Hillshire Brands acquisition, integration and costs associated with our Prepared Foods improvement plan.

•	$42 million, or $0.16 per diluted share, related to an impairment in our Brazil operation and Mexico undistributed earnings tax.

•	$40 million, or $0.07 per diluted share, related to the Hillshire Brands post-closing results, purchase price accounting adjustments and ongoing costs related to a legacy Hillshire Brands plant fire.

•	$27 million, or $0.12 per diluted share, related to the Hillshire Brands acquisition financing incremental interest costs and share dilution.
2013 – Net income included the following item:

•	$19 million, or $0.05 per diluted share, related to recognized currency translation adjustment gain.
2012 – Net income included the following item:

•	$167 million pretax charge, or $0.29 per diluted share, related to the early extinguishment of debt.
SUMMARY OF RESULTS

Sales	in millions
	2014	2013	2012
Sales	$37,580	$34,374	$33,055
Change in sales volume	2.4%	(0.2)%
Change in average sales price	6.9%	4.6%
Sales growth	9.3%	4.0%
2014 vs. 2013 –

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $679 million. All segments, with the exception of the Beef segment, had an increase in sales volume. Prepared Foods contributed to the majority of the increase due to the acquisition and consolidation of Hillshire Brands in our final month of fiscal 2014.

•
Average Sales Price – Sales were positively impacted by higher average sales price, which accounted for an increase of approximately $2.5 billion. Beef, Pork and Prepared Foods experienced increased average sales price, partially offset by decreased pricing in Chicken and International. The increase in average sales price was largely due to continued tight domestic availability of protein, increased pricing associated with rising live and raw material costs, and improved mix. The majority of the increase was driven by the Beef and Pork segments.

2013 vs. 2012 –

•
Sales Volume – Sales were negatively impacted by a slight decrease in sales volume, which accounted for a decrease of $255 million. This was primarily due to decreases in the Beef and Pork segments, partially offset by increases in the Chicken, Prepared Foods and International segments.

•
Average Sales Price – Sales were positively impacted by higher average sales price, which accounted for an increase of approximately $1.6 billion. All segments experienced increased average sales price, largely due to continued tight domestic availability of protein, increased pricing associated with rising live and raw material costs, and improved mix. The majority of the increase was driven by the Chicken and Beef segments.

Cost of Sales	in millions
	2014	2013	2012
Cost of sales	$34,895	$32,016	$30,865
Gross profit	2,685	2,358	2,190
Cost of sales as a percentage of sales	92.9%	93.1%	93.4%
2014 vs. 2013 –

•	Cost of sales increased by approximately $2.9 billion. Higher input costs per pound increased cost of sales $2.3 billion and higher sales volume increased cost of sales $610 million.

•	The $2.3 billion impact of higher input costs was primarily driven by:

•	Increase in live cattle and live hog costs of approximately $1.7 billion and $550 million, respectively.

•	Increase in raw material and other input costs in our Prepared Foods segment of approximately $210 million.

•
Increase due to net losses of $260 million in fiscal 2014, compared to net gains of approximately $5 million in fiscal 2013, from our Beef and Pork segment commodity risk management activities. These amounts exclude the impact from related physical purchase transactions, which mostly offset the losses.

•	Decrease in feed costs of $600 million in our Chicken segment and $42 million in our International segment.

•
The $610 million impact of higher sales volume was driven by increases in all of our segments, with the exception of Beef. Chicken and Prepared Foods contributed to the majority of the increase, with the Prepared Foods increase mainly attributable to the acquisition and consolidation of Hillshire Brands in our final month of fiscal 2014.

2013 vs. 2012 –

•	Cost of sales increased by approximately $1.2 billion due to higher input cost per pound.

•	The $1.2 billion impact of higher input costs was primarily driven by:

•	Increase in feed costs of $406 million in our Chicken segment and $64 million in our International segment.

•	Increase in live cattle and hog costs of approximately $395 million.

•	Increase in raw material and other input costs in our Prepared Foods segment of approximately $110 million.

•
Increase due to net losses of $15 million in fiscal 2013, compared to net gains of approximately $66 million in fiscal 2012, from our Pork segment commodity risk management activities. These amounts exclude the impact from related physical purchase transactions, which impact future period operating results.

Selling, General and Administrative	in millions
	2014	2013	2012
Selling, general and administrative	$1,255	$983	$904
As a percentage of sales	3.3%	2.9%	2.7%
2014 vs. 2013 –

•	Increase of $272 million in selling, general and administrative was primarily driven by:

•
Increase of $71 million related to employee costs including payroll and stock-based and incentive-based compensation, of which $19 million related to employee severance and retention costs associated with the Hillshire Brands acquisition and implementation of our Prepared Foods strategy.

•	Increase of $32 million related to advertising and sales promotions.

•	Increase of $82 million related to professional fees, of which $52 million related to the Hillshire Brands acquisition and integration costs.

•	Increases of $17 million in information technology costs, $7 million in charitable contributions and donations and $5 million in commissions.

•	Increase of $50 million related to the Hillshire Brands selling, general and administrative post-closing expenses in our final month of fiscal 2014.
2013 vs. 2012 –

•	Increase of $79 million in selling, general and administrative was primarily driven by:

•	Increase of $44 million related to employee costs including payroll and stock-based and incentive-based compensation.

•	Increase of $32 million related to advertising and sales promotions.

Interest Income	in millions
	2014	2013	2012
	$(7)	$(7)	$(12)
2014/2013/2012 – Interest income remained relatively flat due to continued low interest rates.

Interest Expense	in millions
	2014	2013	2012
Cash interest expense, net of amounts capitalized	$124	$117	$151
Loss on early extinguishment of debt	—	—	167
Non-cash interest expense	8	28	38
Total Interest Expense	$132	$145	$356
2014/2013/2012 –

•
Cash interest expense primarily included interest expense related to the coupon rates for senior notes and term loans and commitment/letter of credit fees incurred on our revolving credit facilities. The increase in cash interest expense in fiscal 2014 was primarily due to senior notes and term loans issued and debt assumed in connection with our completed acquisition of Hillshire Brands on August 28, 2014, partially offset by lower cash interest expense on our 3.25% Convertible Senior Notes due 2013 (2013 Notes) which matured October 15, 2013. The decrease in cash interest expense in fiscal 2013 is due to lower average coupon rates compared to fiscal 2012. This decrease was driven by the full extinguishment of the 10.50% Senior Notes due 2014 (2014 Notes) in fiscal 2012, partially offset with the 4.5% Senior Notes due 2022 (2022 Notes) issued in fiscal 2012.

•
Loss on early extinguishment of debt included the amount paid exceeding the par value of debt, unamortized discount and unamortized debt issuance costs related to the full extinguishment of the 2014 Notes.

•
Non-cash interest expense primarily included interest related to the amortization of debt issuance costs and discounts/premiums on note issuances. This includes debt issuance costs incurred on our revolving credit facility, the senior notes and term loans issued in connection with our acquisition of Hillshire Brands and the accretion of the debt discount on the 2013 Notes. The decrease in non-cash interest expense in fiscal 2014 is due primarily to lower non-cash interest expense on our 2013 Notes.

Other (Income) Expense, net	in millions
	2014	2013	2012
	$53	$(20)	$(23)
2014 – Included $60 million of costs associated with bridge financing facilities for the Hillshire Brands acquisition and $6 million of other than temporary impairment related to an available-for-sale security, partially offset with $14 million of equity earnings in joint ventures and net foreign currency exchange gains.
2013 – Included $19 million related to recognized currency translation adjustment gain.
2012 – Included $16 million of equity earnings in joint ventures and $4 million in net foreign currency exchange gains.

Effective Tax Rate
	2014	2013	2012
	31.6%	32.6%	36.4%
The effective tax rate on continuing operations was impacted by a number of items which result in a difference between our effective tax rate and the U.S. statutory rate of 35%. The table below reflects significant items impacting the rate as indicated.
2014 –

•	Domestic production activity deduction reduced the rate 4.0%.

•	Net decrease in unrecognized tax benefits, mostly related to expiration of statutes of limitations and settlements with taxing authorities, reduced the rate 4.7%.

•	State income taxes increased the rate 2.8%.

•	Foreign rate differences and valuation allowances increased the rate 2.8%.
2013 –

•	Domestic production activity deduction reduced the rate 3.2%.

•	General business credits reduced the rate 1.3%.

•	State income taxes increased the rate 2.4%.
2012 –

•	Domestic production activity deduction reduced the rate 1.8%.

•	General business credits reduced the rate 0.7%.

•	State income taxes increased the rate 1.5%.

•	Foreign rate differences and valuation allowances increased the rate 1.8%.
SEGMENT RESULTS
We operate in five segments: Chicken, Beef, Pork, Prepared Foods and International. The results from Dynamic Fuels are included in Other. We allocate expenses related to corporate activities to the segments, except for acquisition and integration related fees which are included in Other. The following table is a summary of sales and operating income (loss), which is how we measure segment income (loss).

						in millions
	Sales			Operating Income (Loss)
	2014	2013	2012	2014	2013	2012
Chicken	$11,116	$10,988	$10,270	$883	$683	$554
Beef	16,177	14,400	13,755	347	296	218
Pork	6,304	5,408	5,510	455	332	417
Prepared Foods	3,927	3,322	3,237	(60)	101	181
International	1,381	1,324	1,104	(121)	(37)	(70)
Other	—	46	167	(74)	—	(14)
Intersegment Sales	(1,325)	(1,114)	(988)	—	—	—
Total	$37,580	$34,374	$33,055	$1,430	$1,375	$1,286

Chicken Segment Results					in millions
	2014	2013	Change 2014 vs. 2013	2012	Change 2013 vs. 2012
Sales	$11,116	$10,988	$128	$10,270	$718
Sales Volume Change			2.6%		0.7%
Average Sales Price Change			(1.4)%		6.2%
Operating Income	$883	$683	$200	$554	$129
Operating Margin	7.9%	6.2%		5.4%
2014 vs. 2013 –

•	Sales Volume – Sales volume grew as a result of stronger demand for chicken products and mix of rendered product sales.

•	Average Sales Price – Average sales price decreased as feed ingredient costs declined, partially offset by mix changes.

•	Operating Income – Operating income increased due to higher sales volume and lower feed ingredient costs of $600 million, partially offset by decreased average sales price.
2013 vs. 2012 –

•	Sales Volume – Sales volume grew due to increased production driven by stronger demand for our chicken products.

•
Average Sales Price – The increase in average sales price was primarily due to mix changes and price increases associated with higher input costs. Since many of our sales contracts are formula based or shorter-term in nature, we were able to offset rising input costs through improved pricing and mix.

•
Operating Income – Operating income was positively impacted by increased average sales price, and improved live performance and operational execution. These increases were partially offset by increased feed costs of $406 million.

Beef Segment Results					in millions
	2014	2013	Change 2014 vs. 2013	2012	Change 2013 vs. 2012
Sales	$16,177	$14,400	$1,777	$13,755	$645
Sales Volume Change			(0.4)%		(1.8)%
Average Sales Price Change			12.8%		6.6%
Operating Income	$347	$296	$51	$218	$78
Operating Margin	2.1%	2.1%		1.6%
2014 vs. 2013 –

•	Sales Volume – Sales volume decreased due to a reduction in live cattle processed.

•	Average Sales Price – Average sales price increased due to lower domestic availability of beef products.

•
Operating Income – Operating income increased due to improved operational execution and maximizing our revenues relative to the rising live cattle markets, partially offset by increased operating costs.

•
Derivative Activities – Operating results included net losses of $72 million in fiscal 2014, compared to net gains of $9 million in fiscal 2013 for commodity risk management activities related to futures contracts. These amounts exclude the impact from related physical sale and purchase transactions, which mostly offset the commodity risk management gains and losses.

2013 vs. 2012 –

•	Sales Volume – Sales volume decreased due to less outside trim and tallow purchases, partially offset by increased production volumes.

•	Average Sales Price – Average sales price increased due to lower domestic availability of fed cattle supplies, which drove up livestock costs.

•	Operating Income – Operating income increased due to improved operational execution, less volatile live cattle markets and improved export markets, partially offset by increased operating costs.

Pork Segment Results					in millions
	2014	2013	Change 2014 vs. 2013	2012	Change 2013 vs. 2012
Sales	$6,304	$5,408	$896	$5,510	$(102)
Sales Volume Change			0.8%		(3.6)%
Average Sales Price Change			15.7%		1.9%
Operating Income	$455	$332	$123	$417	$(85)
Operating Margin	7.2%	6.1%		7.6%
2014 vs. 2013 –

•	Sales Volume – Sales volume increased due to better domestic demand for our pork products.

•	Average Sales Price – Average sales price increased due to lower total hog supplies, which resulted in higher input costs.

•	Operating Income – Operating income increased as we maximized our revenues relative to live hog markets, partially attributable to operational and mix performance.

•
Derivative Activities – Operating results included net losses of $112 million in fiscal 2014, compared to net losses of $15 million in fiscal 2013 for commodity risk management activities related to futures contracts. These amounts exclude the impact from related physical sale and purchase transactions, which mostly offset the commodity risk management losses.

2013 vs. 2012 –

•	Sales Volume – Sales volume decreased as a result of decreased customer demand and reduced exports.

•	Average Sales Price – Demand for pork products improved, which drove up average sales price and livestock cost despite a slight increase in live hog supplies.

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

Prepared Foods Segment Results				in millions
	2014	2013	Change 2014 vs. 2013	2012	Change 2013 vs. 2012
Sales	$3,927	$3,322	$605	$3,237	$85
Sales Volume Change			10.4%		1.9%
Average Sales Price Change			7.1%		0.7%
Operating Income	$(60)	$101	$(161)	$181	$(80)
Operating Margin	(1.5)%	3.0%		5.6%
2014 vs. 2013 –

•
Sales Volume – Sales volume increased as a result of improved demand for our Prepared Foods products and incremental volumes as a result of the acquisition of Hillshire Brands in our final month of fiscal 2014.

•
Average Sales Price – Average sales price increased due to price increases associated with higher input costs along with better product mix which was positively impacted incrementally by the acquisition of Hillshire Brands in our final month of fiscal 2014.

•
Operating Income – Operating income decreased as a result of higher raw material and other input costs of approximately $210 million. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through pricing. However, there is a lag time for price increases to take effect. Additionally, operating income was reduced by $113 million due to additional costs associated with the Prepared Foods improvement plan, Hillshire Brands post-closing results, purchase price accounting adjustments and ongoing costs related to a legacy Hillshire Brands plant fire.

2013 vs. 2012 –

•	Sales Volume – Sales volume increased as a result of improved demand for our prepared products and incremental volumes from the purchase of two businesses in fiscal 2013.

•	Average Sales Price – Average sales price increased due to price increases associated with higher input costs.

•
Operating Income – Operating income decreased, despite increases in sales volumes and average sales price, as a result of increased raw material and other input costs of approximately $110 million and additional costs incurred as we invested in our lunchmeat business and growth platforms. Because many of our sales contracts are formula based or shorter-term in nature, we are typically able to offset rising input costs through pricing. However, there is a lag time for price increases to take effect.

International Segment Results				in millions
	2014	2013	Change 2014 vs. 2013	2012	Change 2013 vs. 2012
Sales	$1,381	$1,324	$57	$1,104	$220
Sales Volume Change			12.2%		11.6%
Average Sales Price Change			(7.0)%		7.5%
Operating Income (Loss)	$(121)	$(37)	$(84)	$(70)	$33
Operating Margin	(8.8)%	(2.8)%		(6.3)%
2014 vs. 2013 –

•	Sales Volume – Sales volume increased as we grew our businesses in Brazil and China.

•
Average Sales Price – Average sales price decreased due to poor export market conditions in Brazil, supply imbalances associated with weak demand in China and a less favorable pricing environment in Mexico.

•
Operating Income – Operating income decreased due to poor operational execution in Brazil, challenging market conditions in Brazil and China and additional costs incurred as we grew our International operation. Additionally, operating income was reduced by $42 million related to an impairment of Brazil assets and other costs related to the pending sale of our Brazil operation.

2013 vs. 2012 –

•	Sales Volume – Sales volume increased as we continued to grow our International operation.

•	Average Sales Price – Average sales price increased due to improved market conditions and more favorable pricing environments in Brazil and Mexico.

•
Operating Loss – Operating income improved due to better performance in Brazil and Mexico, partially offset by increased feed costs of $64 million and supply imbalances associated with weak demand in China as a result of avian influenza.

LIQUIDITY AND CAPITAL RESOURCES
Our cash needs for working capital, capital expenditures, growth opportunities, the repurchases of senior notes, repayment of term loans and share repurchases are expected to be met with current cash on hand, cash flows provided by operating activities, or short-term borrowings. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows from Operating Activities		in millions
	2014	2013	2012
Net income	$856	$778	$576
Non-cash items in net income:
Depreciation and amortization	530	519	499
Deferred income taxes	(105)	(12)	140
Convertible debt discount	(92)	—	—
Loss on early extinguishment of debt	—	—	167
Impairment of assets	107	74	34
Other, net	31	26	18
Net changes in working capital	(149)	(71)	(247)
Net cash provided by operating activities	$1,178	$1,314	$1,187

•	Operating cash flows associated with the Convertible debt discount relates to the initial debt discount of $92 million on our 2013 Notes, which matured and were retired in fiscal 2014.

•
Operating cash flows associated with Loss on early extinguishment of debt included the amount paid exceeding the par value of debt, unamortized discount and unamortized debt issuance costs related to the full extinguishment of the 2014 Notes issued in 2009.

•	Cash flows associated with changes in working capital:

•
2014 – Decreased primarily due to the increase in inventory and accounts receivable balances and decrease in income taxes payable, partially offset by the increase in accounts payable. The higher inventory, accounts receivable and accounts payable balances are primarily attributable to significant increases in input costs and price increases associated with the increased input costs.

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

Cash Flows from Investing Activities			in millions
	2014	2013	2012
Additions to property, plant and equipment	$(632)	$(558)	$(690)
Proceeds from sale/(Purchases) of marketable securities, net	15	(18)	(11)
Acquisitions, net of cash acquired	(8,193)	(106)	—
Other, net	10	39	41
Net cash used for investing activities	$(8,800)	$(643)	$(660)

•	Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2015 is expected to approximate $900 million and will include spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility.

•
Acquisitions in fiscal 2014 related to acquiring Hillshire Brands and an additional value-added food business as part of our strategy to accelerate growth in our prepared foods sales. Both of these acquisitions are included in the Prepared Foods segment. For further description regarding these transactions refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.

Cash Flows from Financing Activities			in millions
	2014	2013	2012
Payments on debt	$(639)	$(91)	$(993)
Proceeds from issuance of long-term debt	5,576	68	1,116
Proceeds from issuance of debt component of tangible equity units	205	—	—
Proceeds from issuance of common stock, net of issuance costs	873	—	—
Net proceeds from issuance of equity component of tangible equity units	1,255	—	—
Purchases of Tyson Class A common stock	(295)	(614)	(264)
Dividends	(104)	(104)	(57)
Stock options exercised	67	123	34
Other, net	(23)	18	(7)
Net cash provided by (used for) financing activities	$6,915	$(600)	$(171)

•	Payments on debt included –

•
2014 – Our 2013 Notes matured in fiscal 2014 at which time we paid the $458 million principal value with cash on hand and settled the conversion premium by issuing 11.7 million shares of our Class A stock from available treasury shares. The 2013 Notes were initially recorded at a $92 million discount, which equaled the fair value of an equity conversion premium instrument. The portion of the payment of the Notes related to the initial $92 million discount was recorded in cash flows from operating activities. Simultaneous to the settlement of the conversion premium, we received 11.7 million shares of our Class A stock from the call options.

•	2014 – $194 million related to the 5-year tranche A term loan facility and $30 million related to the 3-year tranche term loan facility.

•	2013 – $91 million primarily related to borrowings at our foreign subsidiaries.

•	2012 – $885 million for the extinguishment of the 2014 Notes and $103 million related to borrowings at our foreign subsidiaries.

•	Proceeds from issuance of long-term debt included –

•
2014 – $2,300 million from term loans and $3,243 million from senior unsecured notes after original issue discounts of $7 million. Additionally, total debt related to our foreign subsidiaries was $8 million at September 27, 2014, all of which is classified as long-term in our Consolidated Balance Sheets.

•	2013 – $68 million primarily from our foreign subsidiaries. Total debt related to our foreign subsidiaries was $60 million at September 28, 2013 ($40 million current, $20 million long-term).

•
2012 – We received net proceeds of $995 million from the issuance of the 2022 Notes. We used the net proceeds towards the extinguishment of the 2014 Notes, including the payments of accrued interest and related premiums, and general corporate purposes. Additionally, our foreign subsidiaries received proceeds of $115 million from borrowings. Total debt related to our foreign subsidiaries was $102 million at September 29, 2012 ($62 million current, $40 million long-term).

•	Proceeds from issuance of debt and equity components of tangible equity units –

•
2014 – We issued 30 million, 4.75% tangible equity units (TEUs). Total proceeds, net of underwriting discounts and other expenses, were $1,454 million. Each TEU is comprised of a prepaid stock purchase contract and a senior amortizing note due July 15, 2017. We allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The fair value of the prepaid stock purchase contracts, which was $1,295 million, is recorded in Capital in Excess of Par Value, net of $40 million issuance costs. The fair value of the senior amortizing notes, which was $205 million, is recorded in debt, of which $65 million is current.

•	Proceeds from issuance of common stock, net of issuance costs –

•	2014 – We issued 23.8 million shares of our Class A common stock, for total proceeds, net of underwriting discounts and other offering related fees and expenses, of $873 million.

•	Purchases of Tyson Class A common stock include –

•	$250 million, $550 million and $230 million for shares repurchased pursuant to our share repurchase program in fiscal 2014, 2013 and 2012, respectively.

•	$45 million, $64 million and $34 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2014, 2013 and 2012, respectively.

•	We currently do not plan to repurchase shares other than to fund obligations under equity compensation programs.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit under Revolving Credit Facility (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$438
Short-term investments					1
Revolving credit facility	September 2019	$1,250	$41	$—	1,209
Total liquidity					$1,648

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

•	We expect net interest expense will approximate $290 million for fiscal 2015 (53-weeks).

•
At September 27, 2014, approximately $380 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries with the exception of $17 million provided on the undistributed earnings of our Mexico and Brazil operations due to the pending sale of those operations. Except for cash generated from the sale of our Mexico and Brazil operations, our intention is to reinvest the cash held by foreign subsidiaries permanently or to repatriate the cash only when it is tax effective to do so.

•	Our current ratio was 1.64 to 1 and 1.86 to 1 at September 27, 2014, and September 28, 2013, respectively. The decrease in fiscal 2014 is due to the acquisition of Hillshire Brands.
Capital Resources
Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.25 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of September 27, 2014, we had outstanding letters of credit totaling $41 million issued under this facility, none of which were drawn upon, which left $1,209 million available for borrowing. Our revolving credit facility is funded by a syndicate of 42 banks, with commitments ranging from $0.3 million to $85 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.

Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At September 27, 2014, and September 28, 2013, the ratio of our net debt to EBITDA was 4.1x and 0.7x, respectively. Refer to Part II, Item 6, Selected Financial Data, for an explanation and reconciliation to comparable GAAP measures. The increase in this ratio for fiscal 2014 is due to the additional debt incurred related to the Hillshire Brands acquisition. As previously described, we incurred $2,300 million in term loans, $3,243 million in senior unsecured notes and $205 million in the debt component of tangible equity units. Additionally, as part of the transaction we assumed $868 million of senior notes and other debt from Hillshire Brands.
Credit Ratings
2016 Notes
On February 11, 2013, Standard & Poor's Ratings Services (S&P), upgraded the credit rating of the 2016 Notes from "BBB-" to "BBB." This upgrade did not impact the interest rate on the 2016 Notes.
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
Revolving Credit Facility
S&P’s corporate credit rating for Tyson Foods, Inc. is "BBB." Moody’s senior, unsecured, subsidiary guaranteed long-term debt rating for Tyson Foods, Inc. is "Baa3." Fitch Ratings' (Fitch), issuer default rating for Tyson Foods, Inc. is "BBB." The below table outlines the fees paid on the unused portion of the facility (Facility Fee Rate) and letter of credit fees (Undrawn Letter of Credit Fee and Borrowing Spread) depending on the rating levels of Tyson Foods, Inc. from S&P, Moody's and Fitch.

Ratings Level (S&P/Moody's/Fitch)	Facility Fee Rate	Undrawn Letter of Credit Fee and Borrowing Spread
A-/A3/A- or above	0.100%	1.000%
BBB+/Baa1/BBB+	0.125%	1.125%
BBB/Baa2/BBB (current level)	0.150%	1.250%
BBB-/Baa3/BBB-	0.200%	1.500%
BB+/Ba1/BB+ or lower	0.250%	1.750%
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
Our senior notes and term loans also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at September 27, 2014.

Pension Plans
As further described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pension and Other Postretirement Benefits, the funded status of our defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The funded status of the plans is an underfunded position of $381 million at the end of fiscal 2014 as compared to an underfunded position of $86 million at the end of fiscal 2013. The increase in the underfunded position is due to the acquisition of Hillshire Brands.
We expect to contribute approximately $14 million of cash to our pension plans in 2015 as compared to approximately $9 million in 2014 and $8 million in 2013. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements. As a result, the actual funding in 2015 may be different from the estimate.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements material to our financial position or results of operations. The off-balance sheet arrangements we have are guarantees of debt of outside third parties, including leases and grower loans, and residual value guarantees covering certain operating leases for various types of equipment. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 20: Commitments and Contingencies for further discussion.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of September 27, 2014:

					in millions
	Payments Due by Period
	2015	2016-2017	2018-2019	2020 and thereafter	Total
Debt and capital lease obligations:
Principal payments (1)	$644	$1,944	$1,864	$3,710	$8,162
Interest payments (2)	312	488	423	1,540	2,763
Guarantees (3)	33	33	31	27	124
Operating lease obligations (4)	107	136	69	104	416
Purchase obligations (5)	2,625	844	460	249	4,178
Capital expenditures (6)	525	114	11	11	661
Other long-term liabilities (7)	—	—	—	—	481
Total contractual commitments	$4,246	$3,559	$2,858	$5,641	$16,785

(1)	In the event of a default on payment, acceleration of the principal payments could occur.

(2)	Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective rates at September 27, 2014, and expected payment dates.

(3)
Amounts include guarantees of debt of outside third parties, which consist of leases and grower loans, all of which are substantially collateralized by the underlying assets, as well as residual value guarantees covering certain operating leases for various types of equipment. The amounts included are the maximum potential amount of future payments.

(4)	Amounts include minimum lease payments under lease agreements.

(5)
Amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains, livestock contracts and fixed grower fees that provide terms that meet the above criteria. For certain grain purchase commitments with a fixed quantity provision, we have assumed the future obligations under the commitment based on available commodity futures prices as published in observable active markets as of September 27, 2014. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders are not included in the table, as a purchase order is an authorization to purchase and is cancelable. Contracts for goods or services that contain termination clauses without penalty have also been excluded.

(6)	Amounts include estimated amounts to complete buildings and equipment under construction as of September 27, 2014.

(7)
Other long-term liabilities primarily consist of deferred compensation, deferred income, self-insurance, and asset retirement obligations. We are unable to reliably estimate the amount of these payments beyond fiscal 2015; therefore, we have only included the total liability in the table above. We also have employee benefit obligations consisting of pensions and other postretirement benefits of $532 million that are excluded from the table above. A discussion of the company's pension and postretirement plans, including funding matters, is included in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits.

In addition to the amounts shown above in the table, we have unrecognized tax benefits of $206 million and related interest and penalties of $54 million at September 27, 2014, recorded as liabilities.
The maximum contractual obligation associated with our cash flow assistance programs at September 27, 2014, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $330 million, or approximately $326 million remaining maximum commitment after netting the cash flow assistance related receivables.
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

A determination of the amount of reserves and disclosures required, if any, for these contingencies is made after considerable analysis of each individual issue. We accrue for contingent liabilities when an assessment of the risk of loss is probable and can be reasonably estimated. We disclose contingent liabilities when the risk of loss is reasonably possible or probable.

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

A 10% change in our marketing accruals at September 27, 2014, would impact pretax earnings by approximately $18 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accrued self-insurance
We are self-insured for certain losses related to health and welfare, workers’ compensation, auto liability and general liability claims.

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

A 10% increase in the actuarial estimate at September 27, 2014, would result in an increase in the amount we recorded for our self-insurance liability of approximately $3 million. A 10% decrease in the actuarial estimate at September 27, 2014, would result in a decrease in the amount we recorded for our self-insurance liability of approximately $23 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Defined benefit pension plans
We sponsor nine defined benefit pension plans that provide retirement benefits to certain employees. We also participate in a multi-employer plan that provides defined benefits to certain employees covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives.

We use independent third-party actuaries to assist us in determining our pension obligations and net periodic benefit cost. We and the actuaries review assumptions that include estimates of the present value of the projected future pension payment to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. We accumulate and amortize the effect of actuarial gains and losses over future periods.

Net periodic benefit costs for the defined benefit pension plans were $14 million in 2014. The projected benefit obligation was $2,031 million at the end of fiscal 2014. Unrecognized actuarial losses were $75 million at the end of fiscal 2014. We currently expect net periodic benefit cost for fiscal 2015 to be approximately $8 million.

Plan assets are currently comprised of approximately 81% fixed income securities and 12% equity securities. Fixed income securities can include, but are not limited to, direct bond investments and pooled or indirect bond investments. Other investments may include, but are not limited to, international and domestic equities, real estate, commodities and private equity.

We expect to contribute approximately $14 million of cash to our pension plans in fiscal 2015. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

Our defined benefit pension plans contain uncertainties due to assumptions required and judgments used.

The key assumptions used in developing the required estimates include such factors as discount rates, expected returns on plan assets, retirement rates, and mortality.
These assumptions can have a material impact upon the funded status and the net periodic benefit cost.

The discount rates were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. In determining the long-term rate of return on plan assets, we first examined historical rates of return for the various asset classes within the plans. We then determined a long-term projected rate-of-return based on expected returns. Investment, management and other fees paid out of plan assets are factored into the determination of asset return assumptions. Retirement rates are based primarily on actual plan experience, while standard actuarial tables are used to estimate mortality.

It is reasonably likely that changes in external factors will result in changes to the assumptions used to measure pension obligations and net periodic benefit cost in future periods.

The risks of participating in multiemployer plans are different from single-employer plans. The net pension cost of the multiemployer plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our employees. The future cost of these plans is dependent on a number of factors including the funded status of the plans and the ability of the other participating companies to meet ongoing funding obligations.

We have not made any material changes in the accounting methodology used to establish our pension obligations and net periodic benefit cost during the past three fiscal years.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our pension obligations and net periodic benefit cost. However, if actual results are not consistent with our estimates or assumptions, they are accumulated and amortized over future periods and, therefore generally affect the net periodic benefit cost in future periods.

A 1% increase in the discount rate at September 27, 2014, would result in an decrease in the projected benefit obligation and net periodic benefit cost of approximately $246 million and $2 million, respectively. A 1% decrease in the discount rate at September 27, 2014, would result in an increase in the projected benefit obligation and decrease in net periodic benefit cost of approximately $283 million and $1 million, respectively.

A 1% change in the return on plan assets at September 27, 2014, would impact the net periodic benefit cost by approximately $16 million.

The sensitivities reflect the impact of changing one assumption at a time and are specific to based conditions at the end of 2014. Economic factors and conditions often effect multiple assumption simultaneously and that the effect of changes in assumptions are not necessarily linear.

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

When evaluating long-lived assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. For long-lived assets held for sale, we compare the carrying value of the disposal group to fair value. The impairment is the excess of the carrying value over the fair value of the long-lived asset.

We recorded impairment charges related to long-lived assets of $107 million, $74 million and $29 million, in fiscal 2014, 2013 and 2012, respectively.

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

Additionally, we continue to evaluate our domestic and international operations and strategies, which may expose us to future impairment losses.

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
For other indefinite life intangible assets, a qualitative assessment can also be performed to determine whether the existence of events and circumstances indicates it is more likely than not an intangible asset is impaired. Similar to goodwill, we can also elect to forgo the qualitative test for indefinite life intangible assets and perform the quantitative test. Upon performing the quantitative test, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We elected to forgo the qualitative assessments on our indefinite life intangible assets for the fiscal 2014 impairment test.
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
Judgments and Uncertainties: We estimate the fair value of our reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates.
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
The discount rate used in our annual goodwill impairment test decreased to an average of 7.9% in fiscal 2014 from 8.4% in fiscal 2013. There were no significant changes in the other key estimates and assumptions.
During fiscal 2014, 2013 and 2012, all of our material reporting units that underwent a quantitative test passed the first step of the goodwill impairment analysis and therefore, the second step was not necessary.
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

All of our material reporting units' estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination. Consequently, we do not currently consider any of our material reporting units at significant risk of failing the first step of the annual goodwill impairment test. At September 27, 2014, $4.8 billion of goodwill associated with our acquisition of Hillshire Brands has not yet been allocated to our reporting units. The allocation of this goodwill to our reporting units is pending finalization of the expected synergies and the impact of the synergies to our reporting units.
Our fiscal 2014 other indefinite life intangible asset impairment analysis did not result in an impairment charge. A hypothetical 20% decrease in the fair value of non-Hillshire Brands intangible assets would not result in a material impairment. We recorded $4.1 billion of indefinite life intangibles (brands and trademarks) associated with our acquisition of Hillshire Brands. Any significant decline in the estimated fair value of the Hillshire Brands indefinite life intangibles could result in a material impairment.
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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of September 27, 2014, and September 28, 2013, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value	in millions
	2014	2013
Livestock:
Cattle	$42	$13
Hogs	32	35
Grain	10	23
Interest Rate Risk: At September 27, 2014, we had variable rate debt of $2.1 billion with a weighted average interest rate of 1.6%. A hypothetical 10% increase in interest rates effective at September 27, 2014, and September 28, 2013, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At September 27, 2014, we had fixed-rate debt of $6.1 billion with a weighted average interest rate of 4.3%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $109 million at September 27, 2014, and $22 million at September 28, 2013. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.

We have interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits for additional information.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Indian rupee and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at September 27, 2014, and September 28, 2013, related to the foreign exchange forward and option contracts would have a $9 million and $11 million impact, respectively, on pretax income.
Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 27, 2014, and September 28, 2013, 18.6% and 17.5%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three years ended September 27, 2014
	in millions, except per share data
	2014	2013	2012
Sales	$37,580	$34,374	$33,055
Cost of Sales	34,895	32,016	30,865
Gross Profit	2,685	2,358	2,190
Selling, General and Administrative	1,255	983	904
Operating Income	1,430	1,375	1,286
Other (Income) Expense:
Interest income	(7)	(7)	(12)
Interest expense	132	145	356
Other, net	53	(20)	(23)
Total Other (Income) Expense	178	118	321
Income from Continuing Operations before Income Taxes	1,252	1,257	965
Income Tax Expense	396	409	351
Income from Continuing Operations	856	848	614
Loss from Discontinued Operation, Net of Tax	—	(70)	(38)
Net Income	856	778	576
Less: Net Loss Attributable to Noncontrolling Interests	(8)	—	(7)
Net Income Attributable to Tyson	$864	$778	$583
Amounts Attributable to Tyson:
Net Income from Continuing Operations	864	848	621
Net Loss from Discontinued Operation	—	(70)	(38)
Net Income Attributable to Tyson	$864	$778	$583
Weighted Average Shares Outstanding:
Class A Basic	284	282	293
Class B Basic	70	70	70
Diluted	364	367	370
Net Income Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$2.48	$2.46	$1.75
Class B Basic	$2.26	$2.22	$1.57
Diluted	$2.37	$2.31	$1.68
Net Loss Per Share from Discontinued Operation Attributable to Tyson:
Class A Basic	$—	$(0.20)	$(0.11)
Class B Basic	$—	$(0.18)	$(0.09)
Diluted	$—	$(0.19)	$(0.10)
Net Income Per Share Attributable to Tyson:
Class A Basic	$2.48	$2.26	$1.64
Class B Basic	$2.26	$2.04	$1.48
Diluted	$2.37	$2.12	$1.58
Dividends Declared Per Share:
Class A	$0.325	$0.310	$0.160
Class B	$0.294	$0.279	$0.144
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three years ended September 27, 2014
	in millions
	2014	2013	2012
Net Income	$856	$778	$576
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	1	(14)	17
Investments	4	(3)	—
Currency translation	(30)	(37)	3
Postretirement benefits	(14)	9	(4)
Total Other Comprehensive Income (Loss), Net of Taxes	(39)	(45)	16
Comprehensive Income	817	733	592
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(8)	—	(7)
Comprehensive Income Attributable to Tyson	$825	$733	$599
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

September 27, 2014, and September 28, 2013
in millions, except share and per share data
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$438	$1,145
Accounts receivable, net	1,684	1,497
Inventories	3,274	2,817
Other current assets	379	145
Assets held for sale	446	—
Total Current Assets	6,221	5,604
Net Property, Plant and Equipment	5,130	4,053
Goodwill	6,706	1,902
Intangible Assets	5,276	138
Other Assets	623	480
Total Assets	$23,956	$12,177
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$643	$513
Accounts payable	1,806	1,359
Other current liabilities	1,207	1,138
Liabilities held for sale	141	—
Total Current Liabilities	3,797	3,010
Long-Term Debt	7,535	1,895
Deferred Income Taxes	2,450	479
Other Liabilities	1,270	560
Commitments and Contingencies (Note 20)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 346 million shares in 2014 and 322 million shares in 2013	35	32
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,257	2,292
Retained earnings	5,748	4,999
Accumulated other comprehensive loss	(147)	(108)
Treasury stock, at cost – 40 million shares in 2014 and 48 million shares in 2013	(1,010)	(1,021)
Total Tyson Shareholders’ Equity	8,890	6,201
Noncontrolling Interests	14	32
Total Shareholders’ Equity	8,904	6,233
Total Liabilities and Shareholders’ Equity	$23,956	$12,177

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Three years ended September 27, 2014
				in millions
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning of year	322	$32	322	$32	322	$32
Issuance of Class A common stock	24	3	—	—	—	—
Balance at end of year	346	35	322	32	322	32

Class B Common Stock:
Balance at beginning and end of year	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of year		2,292		2,278		2,261
Issuance of Class A common stock		870		—		—
Issuance of tangible equity units		1,255		—		—
Convertible debt settlement		(248)		—		—
Convertible note hedge settlement		341		—		—
Warrant settlement		(289)		—		—
Stock-based compensation		36		14		17
Balance at end of year		4,257		2,292		2,278

Retained Earnings:
Balance at beginning of year		4,999		4,327		3,801
Net income attributable to Tyson		864		778		583
Dividends		(115)		(106)		(57)
Balance at end of year		5,748		4,999		4,327

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(108)		(63)		(79)
Other Comprehensive Income (Loss)		(39)		(45)		16
Balance at end of year		(147)		(108)		(63)

Treasury Stock:
Balance at beginning of year	48	(1,021)	33	(569)	22	(365)
Purchase of Class A common stock	8	(295)	24	(614)	14	(264)
Convertible debt settlement	(12)	248	—	—	—	—
Convertible note hedge settlement	12	(341)	—	—	—	—
Warrant settlement	(12)	289	—	—	—	—
Stock-based compensation	(4)	110	(9)	162	(3)	60
Balance at end of year	40	(1,010)	48	(1,021)	33	(569)

Total Shareholders’ Equity Attributable to Tyson		$8,890		$6,201		$6,012

Equity Attributable to Noncontrolling Interests:
Balance at beginning of year		$32		$30		$28
Net loss attributable to noncontrolling interests		(8)		—		(7)
Contributions by noncontrolling interest		—		3		9
Distributions to noncontrolling interest		(11)		—		—
Net foreign currency translation adjustment and other		1		(1)		—
Total Equity Attributable to Noncontrolling Interests		$14		$32		$30

Total Shareholders’ Equity		$8,904		$6,233		$6,042
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended September 27, 2014
	in millions
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$856	$778	$576
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	494	474	443
Amortization	36	45	56
Deferred income taxes	(105)	(12)	140
Convertible debt discount	(92)	—	—
Loss on early extinguishment of debt	—	—	167
Impairment of assets	107	74	34
Other, net	31	26	18
Increase in accounts receivable	(93)	(126)	(69)
(Increase) decrease in inventories	(148)	15	(259)
Increase (decrease) in accounts payable	202	(12)	106
Increase (decrease) in income taxes payable/receivable	(133)	80	8
Increase (decrease) in interest payable	5	(1)	5
Net changes in other working capital	18	(27)	(38)
Cash Provided by Operating Activities	1,178	1,314	1,187
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(632)	(558)	(690)
Purchases of marketable securities	(18)	(135)	(58)
Proceeds from sale of marketable securities	33	117	47
Acquisitions, net of cash acquired	(8,193)	(106)	—
Other, net	10	39	41
Cash Used for Investing Activities	(8,800)	(643)	(660)
Cash Flows From Financing Activities:
Payments on debt	(639)	(91)	(993)
Proceeds from issuance of long-term debt	5,576	68	1,116
Proceeds from issuance of debt component of tangible equity units	205	—	—
Proceeds from issuance of common stock, net of issuance costs	873	—	—
Net proceeds from issuance of equity component of tangible equity units	1,255	—	—
Purchases of Tyson Class A common stock	(295)	(614)	(264)
Dividends	(104)	(104)	(57)
Stock options exercised	67	123	34
Other, net	(23)	18	(7)
Cash Provided by (Used for) Financing Activities	6,915	(600)	(171)
Effect of Exchange Rate Change on Cash	—	3	(1)
Increase (Decrease) in Cash and Cash Equivalents	(707)	74	355
Cash and Cash Equivalents at Beginning of Year	1,145	1,071	716
Cash and Cash Equivalents at End of Year	$438	$1,145	$1,071
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYSON FOODS, INC.
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business: Tyson Foods, Inc. (collectively, “Company,” “we,” “us” or “our”), founded in 1935 with world headquarters in Springdale, Arkansas, is one of the world's largest producers of chicken, beef, pork and prepared foods that include leading brands such as Tyson®, Jimmy Dean®, Hillshire Farm®, Sara Lee® frozen bakery, Ball Park®, Wright®, Aidells® and State Fair®.
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
Fiscal Year: We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2014, 2013 and 2012.
Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. At September 27, 2014, and September 28, 2013, checks outstanding in excess of related book cash balances totaled approximately $298 million and $246 million, respectively.
Accounts Receivable: We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and relationships with and economic status of our customers. At September 27, 2014, and September 28, 2013, our allowance for uncollectible accounts was $34 million and $46 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.
Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
In fiscal 2014, 66% of the cost of inventories was determined by the first-in, first-out ("FIFO") method as compared to 58% in 2013. The remaining cost of inventories for both years is determined by the weighted-average method.
The following table reflects the major components of inventory at September 27, 2014, and September 28, 2013:

		in millions
	2014	2013
Processed products	$1,794	$1,423
Livestock	1,066	1,002
Supplies and other	414	392
Total inventory	$3,274	$2,817
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
During fiscal 2014, 2013 and 2012, all of our material reporting units that underwent the quantitative test passed the first step of the goodwill impairment analysis and therefore, the second step was not necessary.
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
The fair value of our indefinite life intangible assets is calculated principally using relief-from-royalty and excess earnings valuation approaches and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
Investments: We have investments in joint ventures and other entities. We generally use the cost method of accounting when our voting interests are less than 20 percent. We use the equity method of accounting when our voting interests are in excess of 20 percent and we do not have a controlling interest or a variable interest in which we are the primary beneficiary. Investments in joint ventures and other entities are reported in the Consolidated Balance Sheets in Other Assets.
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

Other Current Liabilities: Other current liabilities at September 27, 2014 and September 28, 2013, include:

	in millions
	2014	2013
Accrued salaries, wages and benefits	$490	$419
Other	717	719
Total other current liabilities	$1,207	$1,138
Defined Benefit Plans: We recognize the funded status of defined pension and postretirement plans in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of the plan assets and the benefit obligation. We measure our plan assets and liabilities at the end of our fiscal year. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation; for any other defined benefit postretirement plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Any overfunded status is recognized as an asset and any underfunded status is recognized as a liability. Any transitional asset/liability, prior service cost or actuarial gain/loss that has not yet been recognized as a component of net periodic cost is recognized in accumulated other comprehensive income. Accumulated other comprehensive income will be adjusted as these amounts are subsequently recognized as a component of net periodic benefit costs in future periods.
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
Advertising and Promotion Expenses: Advertising and promotion expenses are charged to operations in the period incurred. Customer incentive and trade promotion activities are recorded as a reduction to sales based on amounts estimated as being due to customers, based primarily on historical utilization and redemption rates, while other advertising and promotional activities are recorded as selling, general and administrative expenses. Advertising and promotion expenses for fiscal 2014, 2013 and 2012 were $641 million, $555 million and $496 million, respectively.
Research and Development: Research and development costs are expensed as incurred. Research and development costs totaled $52 million, $50 million and $43 million in fiscal 2014, 2013 and 2012, respectively.
Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (FASB) issued guidance changing the criteria for recognizing revenue. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is not permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
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
In April 2014, the FASB issued guidance changing the criteria for reporting discontinued operations. The guidance also modifies the related disclosure requirements. The guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted and we adopted it in the third quarter of fiscal 2014. The adoption did not have a significant impact on our consolidated financial statements.
NOTE 3: ACQUISITIONS AND DISPOSITIONS
Acquisitions
On August 28, 2014, we acquired all of the outstanding stock of The Hillshire Brands Company ("Hillshire Brands") as part of our strategic expansion initiative. The purchase price was equal to $63.00 per share for Hillshire Brands' outstanding common stock, or $8,081 million. In addition, we paid $163 million in cash for breakage costs incurred by Hillshire Brands related to a previously announced acquisition. We funded the acquisition with existing cash on hand, net proceeds from the issuance of new senior notes, Class A common stock (Class A stock), and tangible equity units as well as borrowings under a new term loan facility (refer to Note 7: Debt and Note 8: Equity). Hillshire Brands' results from operations subsequent to the acquisition closing are included in the Prepared Foods segment.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date. Certain estimated values for the acquisition, including goodwill, intangible assets, plant property and equipment, and deferred taxes, are not yet finalized and the preliminary purchase price allocations are subject to change as we complete our analysis of the fair value at the date of acquisition.

in millions
Cash and cash equivalents	$72
Accounts receivable	236
Inventories	421
Other current assets	344
Property, Plant and Equipment	1,306
Goodwill	4,804
Intangible Assets	5,141
Other Assets	45
Accounts payable	(347)
Other current liabilities	(324)
Long-Term Debt	(868)
Deferred Income Taxes	(2,069)
Other Liabilities	(517)
Net asset acquired	$8,244

The fair value of identifiable intangible assets is as follows:

			in millions
Intangible Asset Category	Type	Life in Years	Fair Value
Brands & trademarks	Non-amortizable	Indefinite	$4,062
Brands & trademarks	Amortizable	20 years	532
Customer relationships	Amortizable	Weighted average life of 16 years	541
Non-compete agreements	Amortizable	1 year	6
Total identifiable intangible assets			$5,141
As a result of the acquisition, we recognized a total of $4,804 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities primarily in our Prepared Foods segment. We do not expect the final fair value of goodwill to be deductible for U.S. income tax purposes.
We used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty and excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
The acquisition of Hillshire Brands was accounted for using the acquisition method of accounting, and consequently, the results of operations for Hillshire Brands are reported in our consolidated financial statements from the date of acquisition. Hillshire Brands' one month results were insignificant to our Consolidated Statements of Income.
The following unaudited pro forma information presents the combined results of operations as if the acquisition of Hillshire Brands had occurred at the beginning of fiscal 2013. Hillshire Brands' pre-acquisition results have been added to our historical results. The pro forma results contained in the table below include adjustments for amortization of acquired intangibles, depreciation expense, interest expense related to the financing and related income taxes. Any potential cost savings or other operational efficiencies that could result from the acquisition are not included in these pro forma results.
The 2013 pro forma results include transaction related expenses incurred by Hillshire Brands prior to the acquisition of $168 million, including items such as consultant fees, accelerated stock compensation and other deal costs; transaction related expenses incurred by the Company of $115 million, including fees paid to third parties, financing costs and other deal costs; and $32 million expense related to the fair value inventory adjustment at the date of acquisition.
These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results.

	in millions (unaudited)
	2014	2013
Pro forma sales	$41,311	$38,195
Pro forma net income from continuing operations attributable to Tyson	1,047	655
Pro forma net income per diluted share from continuing operations attributable to Tyson	$2.50	$1.52
During the second quarter of fiscal 2014 we acquired a value-added food business as part of our strategic expansion initiative, which is included in our Prepared Foods segment. The aggregate purchase price of the acquisition was $56 million, which included $12 million for Property, Plant and Equipment, $27 million allocated to Intangible Assets and $18 million allocated to Goodwill.
During fiscal 2013, we acquired two value-added food businesses as part of our strategic expansion initiative, which are included in our Prepared Foods segment. The aggregate purchase price of the acquisitions was $106 million, which included $50 million for Property, Plant and Equipment, $41 million allocated to Intangible Assets and $12 million allocated to Goodwill.

Dispositions
On July 28, 2014, we announced our plan to sell our Brazil and Mexico operations, which are included in our International segment, to JBS SA ("JBS") for $575 million in cash. As a result, we conducted an impairment test and recorded a $39 million impairment charge in the fourth quarter of fiscal 2014 related to our Brazil operation. We expect to complete the sale of our Brazil operation in the first quarter of fiscal 2015. We expect to realize a gain on the sale of our Mexico operation, which is pending the necessary government approvals, and expect it to close in the first half of fiscal 2015. We have reclassified the assets and liabilities related to Mexico and Brazil to assets and liabilities held for sale in our 2014 Consolidated Balance Sheet.
The following table summarizes the net assets and liabilities held for sale:

in millions
2014
Assets held for sale:
Accounts receivable, net	$74
Inventories	141
Other current assets	72
Net property, plant and equipment	132
Goodwill	16
Other assets	11
Total assets held for sale	$446
Liabilities held for sale:
Current debt	$32
Accounts payable	61
Other current liabilities	27
Long-term debt	9
Deferred income taxes	12
Total liabilities held for sale	$141
In June 2014, we sold our 50 percent ownership interest of Dynamic Fuels LLC (Dynamic Fuels) for $30 million cash consideration at closing and up to $35 million in future cash payments contingent on Dynamic Fuels' production volumes over a period of up to 11.5 years. Additionally as part of the terms of the sale, we were released from our guarantee of the $100 million Gulf Opportunity Zone tax-exempt bonds, which were issued in October 2008 to fund a portion of the plant construction costs. Dynamic Fuels previously qualified as a variable interest entity which we consolidated, as we were the primary beneficiary. As a result of the sale, we deconsolidated Dynamic Fuels and recorded a gain of approximately $3 million, which is reflected in Cost of Sales in our Consolidated Statements of Income. We will recognize the future contingent payments in income as the required volumes are produced. At September 28, 2013, Dynamic Fuels had $166 million of total assets, of which $142 million was net property, plant and equipment, and $113 million of total liabilities, of which $100 million was long-term debt.
In fiscal 2014, we recorded impairment charges of $52 million related to the planned closure of three Prepared Foods plants. The Company’s Cherokee, Iowa plant closed in September 2014, while the Company’s plants in Buffalo, New York and Santa Teresa, New Mexico are expected to cease operations during the first half of calendar 2015. The impairment charges are reflected in the Consolidated Statements of Income in Cost of Sales. Additionally, in April 2014, Hillshire Brands announced that it will discontinue all production at its Florence, Alabama facility by December 30, 2014. The remaining closure costs are not expected to have a significant impact on the Company's financial results.

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

			in millions
	2014	2013	2012
Sales	$—	$108	$223

Pretax loss	—	(68)	(38)
Income tax expense	—	2	—
Loss from discontinued operation, net of tax	$—	$(70)	$(38)
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The following table reflects major categories of property, plant and equipment and accumulated depreciation at September 27, 2014, and September 28, 2013:

	in millions
	2014	2013
Land	$126	$100
Building and leasehold improvements	3,501	2,945
Machinery and equipment	6,144	5,504
Land improvements and other	276	417
Buildings and equipment under construction	334	236
	10,381	9,202
Less accumulated depreciation	5,251	5,149
Net property, plant and equipment	$5,130	$4,053
Approximately $661 million will be required to complete buildings and equipment under construction at September 27, 2014.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table reflects goodwill activity for fiscal 2014 and 2013:

in millions
	Chicken	Beef	Pork	Prepared Foods	International	Unallocated	Consolidated
Balance at September 29, 2012
Goodwill	$909	$1,123	$317	$63	$68	$—	$2,480
Accumulated impairment losses	—	(560)	—	—	(29)	—	(589)
	909	563	317	63	39	—	1,891
Fiscal 2013 Activity:
Acquisition	—	—	—	12	—	—	12
Impairment losses	—	—	—	—	—	—	—
Currency translation and other	(1)	—	—	—	—	—	(1)
Balance at September 28, 2013
Goodwill	908	1,123	317	75	68	—	2,491
Accumulated impairment losses	—	(560)	—	—	(29)	—	(589)
	$908	$563	$317	$75	$39	$—	$1,902

Fiscal 2014 Activity:
Acquisition	$—	$—	$—	$18	$5	$4,804	$4,827
Reclass to assets held for sale	—	—	—	—	(16)	—	(16)
Impairment losses	—	—	—	—	(5)	—	(5)
Currency translation and other	(1)	—	—	(1)	—	—	(2)
Balance at September 27, 2014
Goodwill	907	1,123	317	92	57	4,804	7,300
Accumulated impairment losses	—	(560)	—	—	(34)	—	(594)
	$907	$563	$317	$92	$23	$4,804	$6,706
On August 28, 2014, we acquired and consolidated Hillshire Brands. The unallocated portion of goodwill is attributable to our acquisition of Hillshire Brands. The allocation of goodwill to our reportable segments is pending finalization of the expected synergies and the impact of the synergies to our reporting units.

The following table reflects other intangible assets by type at September 27, 2014, and September 28, 2013:

in millions
	2014	2013
Amortizable intangible assets:
Brands and trademarks	$611	$69
Customer relationships	570	12
Patents, intellectual property and other	136	140
Non-compete agreements	6	—
Land use rights	8	8
Total gross amortizable intangible assets	$1,331	$229
Less accumulated amortization	133	107
Total net amortizable intangible assets	$1,198	$122
Brands and trademarks not subject to amortization	4,078	16
Total intangible assets	$5,276	$138
Beginning with the date benefits are realized, amortizable intangible assets are generally amortized using the straight-line method over their estimated period of benefit of 20 years or less. Amortization expense of $26 million, $17 million and $16 million was recognized during fiscal 2014, 2013 and 2012, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to September 27, 2014, will be: 2015 - $94 million; 2016 - $85 million; 2017 - $80 million; 2018 - $79 million; 2019 - $75 million.

NOTE 7: DEBT
The following table reflects major components of debt as of September 27, 2014, and September 28, 2013:

		in millions
	2014	2013
Revolving credit facility	$—	$—
Senior notes:
3.25% Convertible senior notes due October 2013 (2013 Notes)	—	458
2.75% Senior notes due September 2015 (2015 Notes)	407	—
6.60% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
2.65% Notes due August 2019 (2019 Notes)	1,000	—
4.10% Notes due September 2020 (2020 Notes)	287	—
4.50% Senior notes due June 2022 (2022 Notes)	1,000	1,000
3.95% Notes due August 2024 (2024 Notes)	1,250	—
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032 (2032 Notes)	164	—
4.88% Notes due August 2034 (2034 Notes)	500	—
5.15% Notes due August 2044 (2044 Notes)	500	—
Discount on senior notes	(12)	(6)
Term loan facility:
3-year tranche	1,172	—
5-year tranche A	353	—
5-year tranche B	552	—
Amortizing Notes - Tangible Equity Units (see Note 8: Equity)	205	—
GO Zone tax-exempt bonds	—	100
Other	24	80
Total debt	8,178	2,408
Less current debt	643	513
Total long-term debt	$7,535	$1,895
Annual maturities of debt for the five fiscal years subsequent to September 27, 2014, are: 2015 - $644 million; 2016 - $885 million; 2017 - $1,059 million; 2018 - $176 million; 2019 - $1,688 million.
Revolving Credit Facility
In September 2014, we amended our existing credit facility which, among other things, increased our line of credit from $1.0 billion to $1.25 billion. The facility supports short-term funding needs and letters of credit and will mature with the commitments thereunder terminating in September 2019. After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing at September 27, 2014, was $1,209 million. At September 27, 2014, we had outstanding letters of credit issued under this facility totaling $41 million, none of which were drawn upon. We had an additional $105 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and derivative activities.
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

2013 Notes
In September 2008, we issued $458 million principal amount 3.25% convertible senior unsecured notes due October 15, 2013. In connection with the issuance of the 2013 Notes, we entered into separate call option and warrant transactions with respect to our Class A stock to minimize the potential economic dilution upon conversion of the 2013 Notes. The call options contractually expired upon the maturity of the 2013 Notes. The 2013 Notes matured on October 15, 2013 at which time we paid the $458 million principal value with cash on hand and settled the conversion premium by issuing 11.7 million shares of our Class A stock from available treasury shares. Simultaneously with the settlement of the conversion premium, we received 11.7 million shares of our Class A stock from the call options.
The warrants were settled on various dates in fiscal 2014 resulting in the issuance of 11.7 million shares of Class A stock.
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
2019 / 2024 / 2034 / 2044 Notes
In August 2014, we issued senior unsecured notes with an aggregate principal amount of $3,250 million, consisting of $1,000 million due August 2019, $1,250 million due August 2024, $500 million due August 2034, and $500 million due August 2044. The 2019 Notes, 2024 Notes, 2034 Notes, and 2044 Notes carry interest rates of 2.65%, 3.95%, 4.88% and 5.15%, respectively, with interest payments due semi-annually on August 15 and February 15. After the original issue discounts of $7 million, we received net proceeds of $3,243 million. In addition, we incurred offering expenses of $27 million.
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
Term Loan Facility
In August 2014, we borrowed under our unsecured term loan facility, which provided for total term loans in an aggregate principal amount of $2,300 million, consisting of a $1,202 million 3-year tranche facility, a $546 million 5-year tranche A facility, and a $552 million 5-year tranche B facility. The principal of the 3-year tranche facility and the 5-year tranche A facility each amortize at 2.5% per quarter. In addition, we incurred term loan issuance costs of approximately $11 million.
2015 / 2020 / 2032 Notes
In August 2014 and in connection with our acquisition of Hillshire Brands, we assumed $840 million of Hillshire Brands' debt, which had an estimated fair value of approximately $868 million as of the acquisition date. We recorded the assumed debt at fair value. This fair value adjustment will be amortized as a reduction of interest expense in future periods. The debt assumed is mainly comprised of senior unsecured notes which consist of $400 million due September 2015, $278 million due September 2020, and $152 million due November 2032. The 2015 Notes, 2020 Notes, and the 2032 Notes carry interest rates of 2.75%, 4.10%, and 6.13%, respectively.
GO Zone Tax-Exempt Bonds
In October 2008, Dynamic Fuels received $100 million in proceeds from the sale of Gulf Opportunity Zone tax-exempt bonds made available by the federal government to the regions affected by Hurricanes Katrina and Rita in 2005. As further described in Note 3: Acquisitions and Dispositions, we sold our interest in Dynamic Fuels in fiscal 2014, which resulted in the deconsolidation of its assets and liabilities, including these bonds.
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
Our senior notes and term loans also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at September 27, 2014.

NOTE 8: EQUITY
Capital Stock
We have two classes of capital stock, Class A stock, $0.10 par value and Class B Common Stock, $0.10 par value (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of September 27, 2014, Tyson Limited Partnership (the TLP) owned 99.985% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 1.78% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 70.14% of the total voting power of the outstanding voting stock.
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
Dividends
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $0.30 and Class B dividends per share of $0.27 in fiscal 2014 and 2013, respectively. Fiscal 2013 included a special dividend of $0.10 per share for Class A stock and $0.09 per share for Class B. We paid Class A dividends per share of $0.16 and Class B dividends per share of $0.144 in fiscal 2012. On November 13, 2014, the Board of Directors increased the quarterly dividend previously declared on July 30, 2014, to $0.10 per share on our Class A stock and $0.09 per share on our Class B stock. The increased quarterly dividend is payable on December 15, 2014, to shareholders of record at the close of business on December 1, 2014.
Share Repurchases
On January 30, 2014, our Board of Directors approved an increase of 25 million shares authorized for repurchase under our share repurchase program. As of September 27, 2014, 32.1 million shares remained available for repurchase. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A Stock is as follows:

					in millions
	September 27, 2014		September 28, 2013		September 29, 2012
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	7.1	$250	21.1	$550	12.5	$230
To fund certain obligations under equity compensation plans	1.2	45	2.8	64	1.8	34
Total share repurchases	8.3	$295	23.9	$614	14.3	$264
Share Issuance
In fiscal 2014, we issued 23.8 million shares of our Class A stock, to provide funding for the Hillshire Brands acquisition. Total proceeds, net of underwriting discounts and other offering related fees and expenses were $873 million.

Tangible Equity Units
In July 2014, we completed the public issuance of 30 million, 4.75% tangible equity units (TEUs). Total proceeds, net of underwriting discounts and other expenses, were $1,454 million. Each TEU, which has a stated amount of $50, is comprised of a prepaid stock purchase contract and a senior amortizing note due July 15, 2017. We allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The fair value of the prepaid stock purchase contracts, which was $1,295 million, is recorded in Capital in Excess of Par Value, net of issuance costs. The fair value of the senior amortizing notes, which was $205 million, is recorded in debt, of which $65 million is current. Issuance costs associated with the TEU debt was recorded as deferred financing costs in the Consolidated Balance Sheets in Other Assets and is amortized over the term of the instrument to July 15, 2017.
The aggregate values assigned upon issuance of each component of the TEU's, based on the relative fair value of the respective components of each TEU, were as follows:

		in millions, except price per TEU
	Equity Component	Debt Component	Total
Price per TEU	$43.17	$6.83	$50.00
Gross Proceeds	1,295	205	1,500
Issuance cost	(40)	(6)	(46)
Net proceeds	$1,255	$199	$1,454
Each senior amortizing note has an initial principal amount of $6.83 and bears interest at 1.5% per annum. On each January 15, April 15, July 15 and October 15, commencing on October 15, 2014, we will pay equal quarterly cash installments of $0.59 per amortizing note (except for the October 15, 2014 installment payment, which will be $0.46 per amortizing note), which cash payment in the aggregate (principal and interest) is equivalent to 4.75% per year with respect to the $50 stated amount per TEU. Each installment will constitute a payment of interest and partial repayment of principal. Unless settled earlier at the holder's or the Company's option, each purchase contract will automatically settle on July 15, 2017, subject to postponement in certain limited circumstances. We will deliver between a minimum of 31.7 million shares and a maximum of 39.7 million shares of our Class A stock, subject to adjustment, based upon the Applicable Market Value (as defined below) of our Class A stock as described below:

•
If the Applicable Market Value is equal to or greater than the conversion price of $47.25 per share, we will deliver 1.0582 shares of Class A stock per purchase contract, or a minimum of 31.7 million Class A shares.

•
If the Applicable Market Value is greater than the reference price of $37.80 but less than the conversion price of $47.25 per share, we will deliver a number of shares per purchase contract equal to $50, divided by the Applicable Market Value.

•
If the Applicable Market Value is less than or equal to the reference price of $37.80 per share, we will deliver 1.3228 shares of Class A stock per purchase contract, or a maximum of 39.7 million Class A shares.

The "Applicable Market Value" means the average of the closing prices of our Class A stock on each of the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding July 15, 2017.
The TEUs have a dilutive effect on our earnings per share. The 31.7 million minimum shares to be issued are included in the calculation of Class A Basic weighted average shares. The 8 million share difference between the minimum shares and the 39.7 million maximum shares are potentially dilutive securities, and accordingly, are included in our diluted earnings per share on a pro rata basis to the extent the Applicable Market Value is higher than the reference price but is less than the conversion price.

NOTE 9: INCOME TAXES
Detail of the provision for income taxes from continuing operations consists of the following:

			in millions
	2014	2013	2012
Federal	$325	$341	$310
State	67	38	22
Foreign	4	30	19
	$396	$409	$351

Current	$501	$421	$211
Deferred	(105)	(12)	140
	$396	$409	$351
The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2014	2013	2012
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	2.8	2.4	1.5
Unrecognized tax benefits, net	(4.7)	(0.2)	0.6
Domestic production deduction	(4.0)	(3.2)	(1.8)
Foreign rate differences and valuation allowances	2.8	0.3	1.8
Other	(0.3)	(1.7)	(0.7)
	31.6%	32.6%	36.4%

During fiscal 2014, the domestic production deduction and the decrease in unrecognized tax benefits decreased tax expense by $50 million and $58 million, respectively.
During fiscal 2013, the domestic production deduction and estimated general business credits decreased tax expense by $40 million and $17 million, respectively.
During fiscal 2012, foreign valuation allowances increased tax expense by $10 million, and the domestic production deduction decreased tax expense by $17 million.
Approximately $18 million of loss and $53 million and $2 million of income from continuing operations before income taxes for fiscal 2014, 2013 and 2012, respectively, were from operations based in countries other than the United States.
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

The tax effects of major items recorded as deferred tax assets and liabilities as of September 27, 2014, and September 28, 2013, are as follows:

				in millions
	2014		2013
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$732	$—	$525
Suspended taxes from conversion to accrual method	—	66	—	71
Intangible assets	—	2,031	—	29
Inventory	24	121	8	110
Accrued expenses	474	—	209	—
Net operating loss and other carryforwards	96	—	77	—
Insurance reserves	21	—	22	—
Other	80	82	60	98
	$695	$3,032	$376	$833
Valuation allowance	$(51)		$(77)
Net deferred tax liability		$2,388		$534
We record deferred tax amounts in Other current assets, Other Assets, Other current liabilities and Deferred Income Taxes in the Consolidated Balance Sheets.
The deferred tax liability for suspended taxes from conversion to accrual method represents the 1987 change from the cash to accrual method of accounting and will be recognized by 2027.
The deferred tax liability for intangible assets increased over prior year due to the acquisition of Hillshire Brands.
At September 27, 2014, our gross state tax net operating loss carryforwards approximated $1.3 billion and expire in fiscal years 2015 through 2034. Gross foreign net operating loss carryforwards approximated $146 million, of which $50 million expire in fiscal years 2017 through 2024, and the remainder has no expiration. We also have tax credit carryforwards of approximately $25 million that expire in fiscal years 2015 through 2028.
We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $403 million and $351 million at September 27, 2014, and September 28, 2013, respectively. During fiscal 2014, the Company changed its permanent reinvestment assertion with respect to $183 million of earnings related to its poultry operations in Mexico and Brazil due to the planned sale of those operations and repatriation of the related proceeds, and as a result we recorded expense, net of foreign tax credits, of $17 million. With respect to the remaining $220 million of undistributed earnings for all other foreign subsidiaries at September 27, 2014, these earnings are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, we could be subject to federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.
The following table summarizes the activity related to our gross unrecognized tax benefits at September 27, 2014, September 28, 2013, and September 29, 2012:

			in millions
	2014	2013	2012
Balance as of the beginning of the year	$175	$168	$174
Increases related to current year tax positions	11	3	3
Increases related to prior year tax positions	17	15	5
Increases related to Hillshire Brands balances	136	—	—
Reductions related to prior year tax positions	(20)	(6)	(10)
Reductions related to settlements	(1)	(2)	(1)
Reductions related to expirations of statute of limitations	(46)	(3)	(3)
Balance as of the end of the year	$272	$175	$168

The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $241 million and $149 million at September 27, 2014, and September 28, 2013, respectively. We classify interest and penalties on unrecognized tax benefits as income tax expense. At September 27, 2014, and September 28, 2013, before tax benefits, we had $54 million and $63 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
As of September 27, 2014, we are subject to income tax examinations for U.S. federal income taxes for fiscal years 2011 through 2013. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2005 through 2013 and 2002 through 2013, respectively. We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $30 million primarily due to expiration of statutes in various jurisdictions.
NOTE 10: OTHER INCOME AND CHARGES
During fiscal 2014, we recorded $11 million of equity earnings in joint ventures, $3 million in net foreign currency exchange gains, $6 million of other than temporary impairment related to an available-for-sale security and $60 million of costs associated with bridge financing facilities for the Hillshire Brands acquisition, which were recorded in the Consolidated Statements of Income in Other, net.
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

NOTE 11: EARNINGS PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows:

	in millions, except per share data
	2014	2013	2012
Numerator:
Income from continuing operations	$856	$848	$614
Less: Net loss attributable to noncontrolling interests	(8)	—	(7)
Net income from continuing operations attributable to Tyson	864	848	621
Less dividends declared:
Class A	94	87	47
Class B	21	19	10
Undistributed earnings	$749	$742	$564

Class A undistributed earnings	$612	$606	$464
Class B undistributed earnings	137	136	100
Total undistributed earnings	$749	$742	$564

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	284	282	293
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	5	4
Tangible Equity Units	1	—	—
Convertible 2013 Notes	—	7	3
Warrants	4	3	—
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	364	367	370

Net Income Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$2.48	$2.46	$1.75
Class B Basic	$2.26	$2.22	$1.57
Diluted	$2.37	$2.31	$1.68

Net Income Per Share Attributable to Tyson:
Class A Basic	$2.48	$2.26	$1.64
Class B Basic	$2.26	$2.04	$1.48
Diluted	$2.37	$2.12	$1.58
We had approximately 4 million of our stock-based compensation shares that were antidilutive for fiscal 2014, no stock-based compensation shares that were antidilutive for fiscal 2013 and approximately 4 million of our stock-based compensation shares that were antidilutive for fiscal 2012. These shares were not included in the dilutive earnings per share calculation.
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

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments, primarily futures and options, to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Forwards on various commodities, including grains, livestock and energy, are primarily entered into to manage the price risk associated with forecasted purchases of these inputs used in our production processes. Foreign exchange forward contracts are entered into to manage the fluctuations in foreign currency exchange rates, primarily as a result of certain receivable and payable balances. We also periodically utilize interest rate swaps to manage interest rate risk associated with our variable-rate borrowings.
Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at September 27, 2014.
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
Cash flow hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2014, 2013 and 2012.
We had the following aggregated notional values of outstanding forward and option contracts accounted for as cash flow hedges:

		in millions, except soy meal tons
	Metric	September 27, 2014	September 28, 2013
Commodity:
Corn	Bushels	—	5
Soy Meal	Tons	2,300	96,800
Foreign Currency	United States dollar	$1	$60
As of September 27, 2014, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $4 million related to grain. During fiscal 2014, 2013 and 2012, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments in the Consolidated Statements of Income:

						in millions
	Gain/(Loss) Recognized in OCI on Derivatives			Consolidated Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	2014	2013	2012		2014	2013	2012
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(7)	$(29)	$24	Cost of Sales	$(10)	$(5)	$(16)
Foreign exchange contracts	(1)	(2)	(8)	Other Income/Expense	—	(4)	4
Total	$(8)	$(31)	$16		$(10)	$(9)	$(12)
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

			in millions
	Metric	September 27, 2014	September 28, 2013
Commodity:
Live Cattle	Pounds	427	209
Lean Hogs	Pounds	329	384
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

		in millions
	Consolidated Statements of Income Classification	2014	2013	2012
Gain/(Loss) on forwards	Cost of Sales	$(154)	$21	$47
Gain/(Loss) on purchase contract	Cost of Sales	154	(21)	(47)
Ineffectiveness related to our fair value hedges was not significant during fiscal 2014, 2013 and 2012.
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
We had the following aggregate outstanding notional values related to our undesignated positions:

		in millions, except soy meal tons
	Metric	September 27, 2014	September 28, 2013
Commodity:
Corn	Bushels	—	69
Soy Meal	Tons	195,800	204,600
Soy Oil	Pounds	3	11
Live Cattle	Pounds	22	60
Lean Hogs	Pounds	22	159
Foreign Currency	United States dollars	$108	$95
The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Statements of Income:

		in millions
	Consolidated Statements of Income Classification	Gain/(Loss) Recognized in Earnings
		2014	2013	2012
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$75	$(10)	$(10)
Commodity contracts	Cost of Sales	(136)	(24)	51
Foreign exchange contracts	Other Income/Expense	—	2	—
Total		$(61)	$(32)	$41

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Balance Sheets:

	in millions
	Fair Value
	September 27, 2014	September 28, 2013
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$17	$4
Foreign exchange contracts	—	1
Total derivative assets – designated	17	5

Derivatives not designated as hedging instruments:
Commodity contracts	42	25
Foreign exchange contracts	—	2
Total derivative assets – not designated	42	27

Total derivative assets	$59	$32
Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$78	$29
Foreign exchange contracts	—	—
Total derivative liabilities – designated	78	29

Derivatives not designated as hedging instruments:
Commodity contracts	80	72
Foreign exchange contracts	2	1
Total derivative liabilities – not designated	82	73

Total derivative liabilities	$160	$102
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

				in millions
September 27, 2014	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$59	$—	$(50)	$9
Foreign Exchange Forward Contracts	—	—	—	—	—
Available for Sale Securities:
Current	—	1	—	—	1
Non-current	1	24	67	—	92
Deferred Compensation Assets	15	218	—	—	233
Total Assets	$16	$302	$67	$(50)	$335

Liabilities:
Commodity Derivatives	$—	$158	$—	$(148)	$10
Foreign Exchange Forward Contracts	—	2	—	—	2
Total Liabilities	$—	$160	$—	$(148)	$12

September 28, 2013	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$29	$—	$(21)	$8
Foreign Exchange Forward Contracts	—	3	—	(1)	2
Available for Sale Securities:
Current	—	1	—	—	1
Non-current	4	24	65	—	93
Deferred Compensation Assets	23	191	—	—	214
Total Assets	$27	$248	$65	$(22)	$318

Liabilities:
Commodity Derivatives	$—	$101	$—	$(101)	$—
Foreign Exchange Forward Contracts	—	1	—	—	1
Total Liabilities	$—	$102	$—	$(101)	$1

(a)
Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At September 27, 2014, and September 28, 2013, we had posted with various counterparties $98 million and $79 million, respectively, of cash collateral related to our commodity derivatives and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

		in millions
	September 27, 2014	September 28, 2013
Balance at beginning of year	$65	$86
Total realized and unrealized gains (losses):
Included in earnings	—	1
Included in other comprehensive income (loss)	—	—
Purchases	25	19
Issuances	—	—
Settlements	(23)	(41)
Balance at end of year	$67	$65
Total gains (losses) for the periods included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of year	$—	$—
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

					in millions
	September 27, 2014			September 28, 2013
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$25	$25	$—	$25	$25	$—
Corporate and Asset-Backed	65	67	2	64	65	1
Equity Securities:
Common Stock and Warrants (a)	1	1	—	9	4	(5)

(a)	At September 27, 2014, the amortized cost basis for Equity Securities had been reduced by accumulated other than temporary impairment of approximately $2 million.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized $6 million of other than temporary impairment for the year ended September 27, 2014, which is recorded in the Consolidated Statements of Income in Other, net. No other than temporary losses were deferred in OCI as of September 27, 2014, and September 28, 2013.
Deferred Compensation Assets: We maintain non-qualified deferred compensation plans for certain executives and other highly compensated employees. Investments are generally maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The investments are recorded at fair value based on quoted market prices and are included in Other Assets in the Consolidated Balance Sheets. We classify the investments which have observable market prices in active markets in Level 1 as these are generally publicly-traded mutual funds. The remaining deferred compensation assets are classified in Level 2, as fair value can be corroborated based on observable market data. Realized and unrealized gains (losses) on deferred compensation are included in earnings.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
In fiscal 2014, we recorded a $52 million impairment charge related to the closure of three Prepared Foods plants, which is recorded in the Consolidated Statements of Income in Cost of Sales and in the Prepared Foods segment. Our valuation of these assets was primarily based on discounted cash flow models which included unobservable Level 3 inputs.
On July 28, 2014, we announced our plan to sell our Brazil operation. As a result, we recorded a $39 million charge to impair its assets to its fair value of $144 million. The impairment charge was recorded in the Consolidated Statements of Income in Cost of Sales and in the International segment. The fair value used to determine the impairment was based upon the contracted sales price.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows:

			in millions
	September 27, 2014		September 28, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$8,347	$8,178	$2,541	$2,408
Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At September 27, 2014, and September 28, 2013, 18.6% and 17.5%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

NOTE 14: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) was 30,428,186 at September 27, 2014.
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

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 28, 2013	13,912,168	$16.59
Exercised	(4,168,070)	16.13
Canceled	(270,989)	23.79
Granted	4,251,300	31.82
Outstanding, September 27, 2014	13,724,409	$21.30	7.0	$226

Exercisable, September 27, 2014	6,866,204	$16.35	5.3	$147
We generally grant stock options once a year. The weighted average grant-date fair value of options granted in fiscal 2014, 2013 and 2012 was $10.83, $6.44 and $6.99, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions as of the grant date used in the fair value calculation of each year’s grants are outlined in the following table.

	2014	2013	2012
Expected life (in years)	6.0	6.2	6.7
Risk-free interest rate	1.3%	0.7%	0.9%
Expected volatility	36.0%	36.8%	36.6%
Expected dividend yield	1.0%	1.0%	1.0%
We recognized stock-based compensation expense related to stock options, net of income taxes, of $20 million, $14 million and $15 million for fiscal 2014, 2013 and 2012, respectively. The related tax benefit for fiscal 2014, 2013 and 2012 was $13 million, $9 million and $10 million, respectively. We had 4.8 million, 3.9 million and 3.4 million options vest in fiscal 2014, 2013 and 2012, respectively, with a grant date fair value of $30 million, $22 million and $17 million, respectively.
In fiscal 2014, 2013 and 2012, we received cash of $67 million, $123 million and $34 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal 2014, 2013 and 2012, was $33 million, $35 million and $7 million, respectively. The total intrinsic value of options exercised in fiscal 2014, 2013 and 2012, was $87 million, $90 million and $21 million, respectively. Cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) are classified as financing cash flows. We realized $24 million, $18 million and $3 million related to excess tax deductions during fiscal 2014, 2013 and 2012, respectively.
As of September 27, 2014, we had $35 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.4 years.

Restricted Stock
We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through fiscal 2017. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 28, 2013	1,138,699	$16.86
Granted	423,453	31.98
Dividends	9,225	37.14
Vested	(584,360)	17.66
Forfeited	(48,073)	20.83
Nonvested, September 27, 2014	938,944	$23.18	1.2	$35
As of September 27, 2014, we had $10 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 1.2 years.
We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $6 million, $5 million and $7 million for fiscal 2014, 2013 and 2012, respectively. The related tax benefit for fiscal 2014, 2013 and 2012 was $4 million, $3 million and $4 million, respectively. We had 0.6 million, 1.4 million and 1.2 million restricted stock awards vest in fiscal 2014, 2013 and 2012, respectively, with a grant date fair value of $11 million, $20 million and $17 million, respectively.
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

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)
Nonvested, September 28, 2013	1,001,310	$20.99
Granted	585,418	35.66
Vested	(42,282)	16.26
Forfeited	(140,843)	23.68
Nonvested, September 27, 2014	1,403,603	$26.77	1.5
We recognized stock-based compensation expense related to performance shares, net of income taxes, of $3.8 million, $2.4 million and $0.2 million for fiscal 2014, 2013 and 2012, respectively. The related tax benefit for fiscal 2014, 2013 and 2012 was $2.5 million, $1.5 million and $0.1 million, respectively. As of September 27, 2014, we had $9 million of total unrecognized compensation based upon our progress toward the attainment of criteria related to performance-based share awards that will be recognized over a weighted average period of 1.5 years.

NOTE 15: PENSIONS AND OTHER POSTRETIREMENT BENEFITS
At September 27, 2014, we had nine defined benefit pension plans consisting of six funded qualified plans and three unfunded non-qualified plans. In regards to our qualified plans, five are frozen and noncontributory. The benefits provided under these plans are based on a formula using years of service and either a specified benefit rate or compensation level. The non-qualified defined benefit plans are for certain contracted officers and use a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our employees may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.
We have defined contribution retirement programs for various groups of employees. We recognized expenses of $53 million, $50 million and $47 million in fiscal 2014, 2013 and 2012, respectively.
We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods.
Other postretirement benefits include postretirement medical costs and life insurance.
Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at September 27, 2014, and September 28, 2013:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2014	2013	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$86	$101	$85	$81	$71	$64
Service cost	1	—	7	5	2	2
Interest cost	10	4	5	3	3	2
Plan participants’ contributions	—	—	—	—	1	1
Actuarial (gain)/loss	(37)	(9)	15	(2)	(8)	7
Benefits paid	(11)	(10)	(3)	(2)	(6)	(5)
Business acquisition	1,800	—	73	—	100	—
Benefit obligation at end of year	1,849	86	182	85	163	71
Change in plan assets
Fair value of plan assets at beginning of year	85	86	—	—	—	—
Actual return on plan assets	(36)	3	—	—	—	—
Employer contributions	6	6	3	2	5	4
Plan participants’ contributions	—	—	—	—	1	1
Benefits paid	(11)	(10)	(3)	(2)	(6)	(5)
Business acquisition	1,603	—	3	—	—	—
Fair value of plan assets at end of year	1,647	85	3	—	—	—
Funded status	$(202)	$(1)	$(179)	$(85)	$(163)	$(71)

Amounts recognized in the Consolidated Balance Sheets consist of:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2014	2013	2014	2013	2014	2013
Other current liabilities	$—	$—	$(5)	$—	$(7)	$—
Other liabilities	(202)	(1)	(174)	(85)	(156)	(71)
Accumulated other comprehensive (income)/loss:
Actuarial loss	39	30	36	23	—	—
Prior service cost/(credit)	—	—	—	—	(2)	(3)
Net amount recognized	$(163)	$29	$(143)	$(62)	$(165)	$(74)
At September 27, 2014, seven pension plans had an accumulated benefit obligation in excess of plan assets. At September 28, 2013, three pension plans had an accumulated benefit obligation in excess of plan assets. Plans with accumulated benefit obligations in excess of plan assets are as follows:

			in millions
	Pension Benefits
	Qualified		Non-Qualified
	2014	2013	2014	2013
Projected benefit obligation	$1,829	$27	$182	$85
Accumulated benefit obligation	1,829	27	172	72
Fair value of plan assets	1,627	26	3	—
The accumulated benefit obligation for all qualified pension plans was $1,849 million and $86 million at September 27, 2014, and September 28, 2013, respectively.
Net Periodic Benefit Cost
Components of net periodic benefit cost for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows:

								in millions
	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$1	$—	$—	$7	$5	$5	$2	$2	$1
Interest cost	10	4	4	5	3	3	3	2	2
Expected return on plan assets	(13)	(5)	(6)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	1	1	—	(1)	(1)
Recognized actuarial (gain) loss, net	2	4	3	2	3	1	(8)	7	24
Net periodic benefit cost	$—	$3	$1	$14	$12	$10	$(3)	$10	$26
As of September 27, 2014, the amounts expected to be reclassified into earnings within the next 12 months related to net periodic benefit cost for the qualified and non-qualified pensions are $2 million and $4 million, respectively.

Assumptions
Weighted average assumptions are as follows:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate to determine net periodic benefit cost	4.37%	4.02%	4.53%	5.01%	4.23%	4.75%	4.41%	3.66%	4.09%
Discount rate to determine benefit obligations	4.32%	4.77%	4.02%	4.36%	5.09%	4.23%	3.97%	4.48%	3.66%
Rate of compensation increase	0.01%	N/A	N/A	2.11%	3.50%	3.50%	N/A	N/A	N/A
Expected return on plan assets	6.37%	5.44%	6.37%	N/A	N/A	N/A	N/A	N/A	N/A
To determine the expected return on plan assets assumption, we first examined historical rates of return for the various asset classes within the plans. We then determined a long-term projected rate-of-return based on expected returns.
Our discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. These were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. As of September 27, 2014, all pension and other postretirement benefit plans used the RP-2014 mortality tables. At September 28, 2013, the pension plans used the 2013 IRS mortality tables while the other postretirement benefit plans used either the RP-2000 or the 2013 IRS mortality tables to align with applicable participant data.
We have six other postretirement benefit plans which are healthcare and life insurance related. Two of these plans, which benefit obligations totaled $22 million at September 27, 2014, were not impacted by healthcare cost trend rates as they consist of fixed annual payments. The remaining plans, which benefit obligations were $141 million at September 27, 2014, covering retirees who do not yet qualify for Medicare utilized an assumed healthcare cost trend rate of 7.3% and those covering retirees who do qualify for Medicare utilized an assumed healthcare cost trend of 6.5%. The healthcare cost trend rate will be grading down to an ultimate rate of 5.0% in 2021/2022. A one-percentage-point change in assumed health-care cost trend rates would have the following effects:

		in millions
	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$17	$13
Effect on total service and interest components	2	1
Plan Assets
The following table sets forth the actual and target asset allocation for pension plan assets:

	2014	2013	Target Asset Allocation
Cash	4.9%	1.6%	0.3%
Fixed Income Securities	80.5	79.1	84.9
U.S. Stock Funds	6.0	4.3	5.4
International Stock Funds	6.2	7.3	6.3
Real Estate	2.0	3.8	2.0
Other	0.4	3.9	1.1
Total	100.0%	100.0%	100.0%
Additionally, one of our foreign subsidiary pension plans had $15 million and $14 million in plan assets held in an insurance trust at September 27, 2014, and September 28, 2013, respectively.
The plan trustees have established a set of investment objectives related to the assets of the domestic pension plans and regularly monitor the performance of the funds and portfolio managers. Objectives for the pension assets are (i) to provide growth of capital and income, (ii) to achieve a target weighted average annual rate of return competitive with funds with similar investment objectives and (iii) to diversify to reduce risk. The target asset allocations are based upon the funded status of the plans. As pension obligations become better funded, we will lower risk by increasing the allocation to fixed income.

As noted in the previous table, on an aggregate fair value basis, the plan assets are currently at approximately 81% fixed income securities and 12% equity securities. Fixed income securities can include, but are not limited to, direct bond investments, and pooled or indirect bond investments. Other investments may include, but are not limited to, international and domestic equities, real estate, commodities and private equity. Derivative instruments may also be used in concert with either fixed income or equity investments to achieve desired exposure or to hedge certain risks. Derivative instruments can include, but are not limited to, futures, options, swaps or swaptions. We believe there are no significant concentrations of risk within our plan assets as of September 27, 2014.
The following tables show the categories of pension plan assets and the level under which fair values were determined in the fair value hierarchy, which is described in Note 13: Fair Value Measurements.

	in millions
September 27, 2014	Level 1	Level 2 (a)	Level 3 (b)	Total
Cash and cash equivalents	$79	$—	$—	$79
Fixed Income Securities:
Bond and fixed income funds	—	377	—	377
Corporate bonds	—	680	—	680
Government and municipal bonds	—	253	—	253
Mortgage backed securities	—	—	7	7
Total fixed income securities	—	1,310	7	1,317
Equity Securities:
U.S. securities funds	—	84	—	84
Non-U.S. securities funds	—	101	—	101
Commodity funds	—	14	—	14
Global real estate funds	—	33	—	33
Total equity securities	—	232	—	232
Other	—	7	—	7
Insurance Contract at Contract Value	—	—	15	15
Total plan assets	$79	$1,549	$22	$1,650

	in millions
September 28, 2013	Level 1	Level 2 (a)	Level 3 (b)	Total
Cash and cash equivalents	$1	$—	$—	$1
Fixed Income Securities:
Bond and fixed income funds	—	56	—	56
Corporate bonds	—	—	—	—
Government and municipal bonds	—	—	—	—
Mortgage backed securities	—	—	—	—
Total fixed income securities	—	56	—	56
Equity Securities:
U.S. securities funds	—	3	—	3
Non-U.S. securities funds	—	5	—	5
Commodity funds	—	—	—	—
Global real estate funds	—	3	—	3
Total equity securities	—	11	—	11
Other	—	—	3	3
Insurance Contract at Contract Value	—	—	14	14
Total plan assets	$1	$67	$17	$85

(a)
We classify our investments in U.S. government, U.S. agency, fixed income funds, bond funds, corporate bonds, and other debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. Funds are valued using the net asset value (NAV) provided by the trustee, which is a practical expedient to estimating fair value. The NAV is based on the fair value of the underlying investments within the funds and is determined daily.

(b)
We classify certain mortgage-backed, asset-backed and insurance contracts as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. The insurance contracts are valued using the plan’s own assumptions about the assumptions market participants would use in pricing the assets based on the best information available, such as investment manager pricing. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated financial statements.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) is as follows:

				in millions
	Mortgage backed securities	Other	Insurance contract	Total
Balance at September 28, 2013	$—	$3	$14	17
Actual return on plan assets:
Assets still held at reporting date	—	—	—	—
Assets sold during the period	—	—	—	—
Purchases, sales and settlements, net	—	—	1	1
Transfers in and/or out of Level 3	7	(3)	—	4
Balance at September 27, 2014	$7	$—	$15	$22
Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2015 are approximately $14 million. For fiscal 2014, 2013 and 2012, we funded $9 million, $8 million and $8 million plans, respectively, to pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

			in millions
	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2015	$108	$8	$12
2016	82	9	12
2017	85	9	12
2018	89	9	12
2019	92	10	12
2020-2024	506	54	64
The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in 2015 or thereafter.

Multi-Employer Plans
Additionally, we participate in a multi-employer plan that provides defined benefits to certain employees covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives.
The risks of participating in multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by the remaining participating employers. If we stop participating in a plan, we may be required to pay that plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Contributions to the pension funds were not in excess of 5% of the total plan contributions for plan year 2014. There are no contractually required minimum contributions to the plans as of September 27, 2014.
The net pension cost of the plan is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Contributions to the plan were less than $1 million in fiscal 2014. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our employees. The future cost of the plan is dependent on a number of factors including the funded status of the plan and the ability of the other participating companies to meet ongoing funding obligations.
Our participation in this multiemployer plan for fiscal 2014 is outlined below. The EIN/Pension Plan Number column provides the Employer Identification Number (EIN) and the three digit plan number. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in 2014 and 2013 is for the plan's year beginning January 1, 2014 and 2013, respectively. The zone status is based on information that we have received from the plan and is certified by the plan's actuaries. Among other factors, plans in the red zone are generally less than 65 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (FIP) or rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plan is subject. There have been no significant changes that affect the comparability of contributions from year to year.
In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if it has unfunded vested benefits.

		PPA Zone Status		FIP/RP Status	Contributions (in millions)	Surcharge Imposed
Pension Fund Plan Name	EIN/Pension Plan Number	2014	2013	Pending/ Implemented	2014	2014	Expiration Date of Collective Bargaining Agreement
Bakery and Confectionary Union & Industry International Pension Fund	52-6118572/001	Red	Red	Nov 2012	$1	10%	Oct 2015

NOTE 16: COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss are as follows:

		in millions
	2014	2013
Accumulated other comprehensive income (loss), net of taxes:
Unrealized net hedging gain (loss)	$(3)	$(4)
Unrealized net gain (loss) on investments	2	(2)
Currency translation adjustment	(99)	(69)
Postretirement benefits reserve adjustments	(47)	(33)
Total accumulated other comprehensive loss	$(147)	$(108)
The before and after tax changes in the components of other comprehensive income (loss) are as follows:

							in millions
	2014			2013			2012
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to Cost of Sales	$10	$(4)	$6	$5	$(2)	$3	$16	$(7)	$9
(Gain) loss reclassified to Other Income/Expense	—	—	—	4	(2)	2	(4)	2	(2)
Unrealized gain (loss)	(8)	3	(5)	(31)	12	(19)	16	(6)	10

Investments:
(Gain) loss reclassified to Other Income/Expense	8	(2)	6	(1)	—	(1)	—	—	—
Unrealized gain (loss)	(2)	—	(2)	(4)	2	(2)	—	—	—

Currency translation:
Translation gain reclassified to Other Income/Expense	—	—	—	(19)	(1)	(20)	—	—	—
Translation adjustment	(32)	2	(30)	(20)	3	(17)	2	1	3

Postretirement benefits	(23)	9	(14)	15	(6)	9	(6)	2	(4)
Total Other Comprehensive Income (Loss)	$(47)	$8	$(39)	$(51)	$6	$(45)	$24	$(8)	$16

NOTE 17: SEGMENT REPORTING
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
On August 28, 2014, we completed the acquisition of Hillshire Brands, a manufacturer and marketer of branded, convenient foods which includes brands such as Jimmy Dean®, Ball Park®, Hillshire Farm®, State Fair®, Van's®, Sara Lee® frozen bakery and Chef Pierre® pies as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island® premium jerky. Hillshire Brands' one month results from operations for fiscal 2014 are included in the Prepared Foods segment.
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
On July 28, 2014, we announced our plan to sell our Brazil and Mexico operations, part of our International segment, to JBS for $575 million in cash. We expect to complete the sale of our Brazil operation in the first quarter of fiscal 2015. The sale of our Mexico operation is pending the necessary government approvals and is expected to close in the first half of fiscal 2015.

The results from Dynamic Fuels are included in Other. We allocate expenses related to corporate activities to the segments, except for acquisition and integration related fees of $59 million which are included in Other. Assets and additions to property, plant and equipment relating to corporate activities remain in Other. At September 27, 2014, we included $4.8 billion of goodwill associated with our acquisition of Hillshire Brands in Other. The allocation of goodwill to our reportable segments is pending finalization of the expected synergies and the impact of the synergies to our reporting units.
Information on segments and a reconciliation to income from continuing operations before income taxes are follows:

	in millions
	Chicken	Beef	Pork	Prepared Foods	International	Other	Intersegment Sales	Consolidated
Fiscal 2014
Sales	$11,116	$16,177	$6,304	$3,927	$1,381	$—	$(1,325)	$37,580
Operating Income (Loss)	883	347	455	(60)	(121)	(74)		1,430
Total Other (Income) Expense								178
Income from Continuing Operations before Income Taxes								1,252
Depreciation	251	87	32	78	40	6		494
Total Assets	4,807	3,103	965	8,608	871	5,602		23,956
Additions to property, plant and equipment	307	115	36	77	46	51		632
Fiscal 2013
Sales	$10,988	$14,400	$5,408	$3,322	$1,324	$46	$(1,114)	$34,374
Operating Income (Loss)	683	296	332	101	(37)	—		1,375
Total Other (Income) Expense								118
Income from Continuing Operations before Income Taxes								1,257
Depreciation	251	87	30	61	40	5		474
Total Assets	4,944	2,798	931	1,176	876	1,452		12,177
Additions to property, plant and equipment	253	105	22	87	58	33		558
Fiscal 2012
Sales	$10,270	$13,755	$5,510	$3,237	$1,104	$167	$(988)	$33,055
Operating Income (Loss)	554	218	417	181	(70)	(14)		1,286
Total Other (Income) Expense								321
Income from Continuing Operations before Income Taxes								965
Depreciation	228	86	30	54	40	5		443
Total Assets	4,934	2,634	895	960	968	1,505		11,896
Additions to property, plant and equipment	354	100	32	99	97	8		690
The Chicken segment had sales of $7 million, $16 million and $6 million for fiscal 2014, 2013 and 2012, respectively, from transactions with other operating segments. The Pork segment had sales of $1.0 billion, $872 million and $771 million for fiscal 2014, 2013 and 2012, respectively, from transactions with other operating segments. The Beef segment had sales of $307 million, $226 million and $211 million for fiscal 2014, 2013 and 2012, respectively, from transactions with other operating segments. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
Our largest customer, Wal-Mart Stores, Inc., accounted for 14.6%, 13.0% and 13.8% of consolidated sales in fiscal 2014, 2013 and 2012, respectively. Sales to Wal-Mart Stores, Inc. were included in the all segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.

The majority of our operations are domiciled in the United States. Approximately 96%, 96% and 95% of sales to external customers for fiscal 2014, 2013 and 2012, respectively, were sourced from the United States. Approximately $17.4 billion and $6.1 billion of long-lived assets were located in the United States at September 27, 2014, and September 28, 2013, respectively. Approximately $324 million and $485 million of long-lived assets were located in foreign countries, primarily Brazil, China and India, at September 27, 2014, and September 28, 2013, respectively.
We sell certain products in foreign markets, primarily Brazil, Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea, Taiwan, and Vietnam. Our export sales from the United States totaled $4.7 billion, $4.2 billion and $4.0 billion for fiscal 2014, 2013 and 2012, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2014, 2013 and 2012.
NOTE 18: SUPPLEMENTAL CASH FLOWS INFORMATION
The following table summarizes cash payments for interest and income taxes:

			in millions
	2014	2013	2012
Interest, net of amounts capitalized	$118	$114	$274
Income taxes, net of refunds	590	310	187
NOTE 19: TRANSACTIONS WITH RELATED PARTIES
We have operating leases for two wastewater facilities with an entity owned by the Donald J. Tyson Revocable Trust (for which Mr. John Tyson, Chairman of the Company, is a trustee), Berry Street Waste Water Treatment Plant, LP (90% of which is owned by TLP), and the sisters of Mr. Tyson. Total payments of approximately $1 million in each of fiscal 2014, 2013 and 2012 were paid to lease the facilities.
In fiscal 2014, we purchased real estate from JHT, LLC, for $0.5 million to build a new data center. The JHT, LLC (for which Mr. John Tyson is the manager), is owned 50% by the Donald J. Tyson Revocable Trust and 50% by the Randal W. Tyson Testamentary Trust.
As of September 27, 2014, the TLP, of which John Tyson and director Barbara Tyson are general partners, owned 70 million shares, or 99.985% of Class B stock and, along with the members of the Tyson family, owned 5.5 million shares of Class A stock, giving it control of approximately 70.14% of the total voting power of our outstanding voting stock. In fiscal 2013, as part of the Company's previously approved stock repurchase plan, we purchased one million shares of Class A stock from the TLP for $29.85 million or $29.85 per share.
In fiscal 2012, we had an aircraft lease agreement with Tyson Family Aviation, LLC, of which Mr. Don Tyson (formerly our Senior Chairman), Mr. John Tyson and the Randal W. Tyson Testamentary Trust were members. Upon Mr. Don Tyson’s death on January 6, 2011, his membership interest passed to a trust in which Mr. John Tyson is a trustee. During fiscal 2012, Tyson Family Aviation, LLC sold the aircraft to a non-related party and we entered into an aircraft lease agreement with the new owner. Total payments to Tyson Family Aviation, LLC of approximately $0.4 million were paid in fiscal 2012.

NOTE 20: COMMITMENTS AND CONTINGENCIES
Commitments
We lease equipment, properties and certain farms for which total rentals approximated $161 million, $200 million and $193 million, in fiscal 2014, 2013 and 2012, respectively. Most leases have initial terms of up to seven years, some with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.
Minimum lease commitments under non-cancelable leases at September 27, 2014, were:

in millions
2015	$107
2016	80
2017	56
2018	39
2019	30
2020 and beyond	104
Total	$416
We guarantee obligations of certain outside third parties, consisting primarily of leases and grower loans which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 15 years, and the maximum potential amount of future payments as of September 27, 2014, was $70 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 13 years. The maximum potential amount of the residual value guarantees is $54 million, of which $48 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At September 27, 2014, and September 28, 2013, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of September 27, 2014, was approximately $330 million. The total receivables under these programs were $4 million and $44 million at September 27, 2014, and September 28, 2013, respectively, and are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we had no allowance for these programs' estimated uncollectible receivables at September 27, 2014 and $15 million at September 28, 2013.
Additionally, we enter into future purchase commitments for various items, such as grains, livestock contracts and fixed grower fees. At September 27, 2014, these commitments totaled:

in millions
2015	$2,625
2016	585
2017	259
2018	271
2019	189
2020 and beyond	249
Total	$4,178

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
There are nine pending lawsuits involving our beef and pork plants, in which certain present and past employees allege that we failed to compensate them for the time it takes to engage in pre- and post-shift activities, such as changing into and out of protective and sanitary clothing and walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act and various state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction.

•
Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, May 15, 2006 - After a trial involving our Garden City, Kansas beef plant, a jury verdict in favor of the plaintiffs was entered on March 17, 2011. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $503,011. Plaintiffs’ counsel filed an application for attorneys’ fees and expenses which we contested. On December 7, 2012, the court granted plaintiffs' counsel's application and awarded a total of $3,609,723. We appealed the jury’s verdict and trial court’s award to the Tenth Circuit Court of Appeals. The appellate court affirmed the jury verdict and judgment and subsequently denied our petition for rehearing.

•
Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007 - A jury trial was held involving our Storm Lake, Iowa pork plant which resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145. We appealed the jury's verdict and trial court's award to the Eighth Circuit Court of Appeals. The appellate court affirmed the jury verdict and judgment on August 25, 2014, and we filed a petition for rehearing on September 22, 2014.

•
Guyton (f/k/a Robinson), et al. v. Tyson Foods, Inc., d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, September 12, 2007 - A jury trial was held involving our Columbus Junction, Iowa pork plant, which resulted in a jury verdict in favor of Tyson on April 25, 2012. The plaintiffs have appealed to the Eighth Circuit Court of Appeals. Oral arguments were held on February 11, 2014. The appellate court affirmed the jury verdict and judgment on August 25, 2014.

•
Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., D. Nebraska, February 29, 2008 - A bench trial was held involving our Madison, Nebraska pork plant, in January 2013. In May 2013 the trial court awarded the plaintiffs $5,733,943 for unpaid overtime wages. Subsequently, the court ordered the class of plaintiffs expanded, and the plaintiffs submitted an updated calculation of $6,258,330 for unpaid overtime wages as reflected by payroll data through May 2013. On January 30, 2014, the trial court entered judgment in favor of the plaintiffs in the amount of $18,774,989, which represents a tripling of the plaintiffs’ alleged damages. The court denied our post-trial motions, and we appealed to the Eighth Circuit Court of Appeals.

•
Gomez, et al. v. Tyson Foods, Inc., D. Nebraska, January 16, 2008 - A jury trial involving our Dakota City, Nebraska beef plant, was held, and the jury found in favor of the plaintiffs on April 3, 2013. On October 2, 2013, the trial court denied the parties’ post-trial motions and entered judgment awarding unpaid overtime wages, liquidated damages, and penalties totaling $4,960,787. We appealed the jury’s verdict and trial court’s award to the Eighth Circuit Court of Appeals.

•
Edwards, et al. v. Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008 - The trial court in this case, which involves our Perry and Waterloo, Iowa pork plants, decertified the state law class and granted other pre-trial motions that resulted in judgment in our favor with respect to the plaintiffs’ claims. The plaintiffs have filed a motion to modify this judgment.

•
Abadeer v. Tyson Foods, Inc., and Tyson Fresh Meats, Inc., M.D. Tennessee, February 6, 2009 - The trial court in the Abadeer case, which involves our Goodlettsville, Tennessee case-ready beef and pork plant, granted the plaintiffs’ motion for summary judgment in part, finding that certain pre- and post-shift activities were compensable and our non-payment for those activities was willful and not in good faith. The parties subsequently agreed to settle all claims for $7,750,000. The parties' joint motion for approval of settlement was granted.

•
Abdiaziz, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, September 30, 2011 - this case involves our Emporia, Kansas beef plant, and was bifurcated from the case involving our Garden City, Kansas beef plant. It is stayed pending the resolution of that matter.

•
Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008; and DeVoss v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, C.D. Illinois, March 2, 2011 - these cases involve our Joslin, Illinois beef plant and are in their preliminary stages.

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint is filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint primarily alleges unfair labor practices due to the termination of manufacturing operations in the Philippines by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In 2006, the arbitrator ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US$76 million) in damages and fees. The respondents appealed this ruling and it was subsequently set aside by the NLRC in December 2006. However, in a decision dated June 4, 2014, the Supreme Court of the Philippines set aside the NLRC’s December 2006 ruling as premature. The parties have filed numerous appeals, motions for reconsideration and petitions for review in these cases as to the merits of complainants’ claims and the appropriate amount of an appeal bond to be posted by the respondents. Certain of these appeals and motions remain pending before the NLRC and Supreme Court of the Philippines. On June 23, 2014, without admitting liability, The Hillshire Brands Company filed a motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and its predecessors-in-interest in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US$7 million).

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

		in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Sales	$8,761	$9,032	$9,682	$10,105
Gross profit	685	651	637	712
Operating income	412	361	351	306
Net income	252	210	258	136
Amounts attributable to Tyson:
Net income from continuing operations	254	213	260	137
Net income attributable to Tyson	254	213	260	137

Net income per share from continuing operations attributable to Tyson:
Class A Basic (a)	$0.76	$0.64	$0.75	$0.37
Class B Basic	$0.68	$0.58	$0.68	$0.32
Diluted (a)	$0.72	$0.60	$0.73	$0.35
Net income per share attributable to Tyson:
Class A Basic (a)	$0.76	$0.64	$0.75	$0.37
Class B Basic	$0.68	$0.58	$0.68	$0.32
Diluted (a)	$0.72	$0.60	$0.73	$0.35
2013
Sales	$8,366	$8,383	$8,731	$8,894
Gross profit	539	468	682	669
Operating income	304	236	419	416
Net income	168	106	245	259
Amounts attributable to Tyson:
Net income from continuing operations	177	157	253	261
Net loss from discontinued operation	(4)	(62)	(4)	—
Net income attributable to Tyson	173	95	249	261

Net income per share from continuing operations attributable to Tyson:
Class A Basic	$0.51	$0.45	$0.73	$0.77
Class B Basic	$0.46	$0.40	$0.66	$0.70
Diluted	$0.49	$0.43	$0.69	$0.70
Net loss per share from discontinued operation attributable to Tyson:
Class A Basic	$(0.01)	$(0.18)	$(0.01)	$—
Class B Basic	$(0.01)	$(0.15)	$(0.02)	$—
Diluted	$(0.01)	$(0.17)	$(0.01)	$—
Net income per share attributable to Tyson:
Class A Basic	$0.50	$0.27	$0.72	$0.77
Class B Basic	$0.45	$0.25	$0.64	$0.70
Diluted	$0.48	$0.26	$0.68	$0.70

(a) The sum of the quarterly earnings per share amounts will not equal the total for the year due to the effects of rounding and dilution impact as a result of issuing Class A shares and tangible equity units in the fourth quarter of fiscal 2014.

Third quarter fiscal 2014 net income included a $29 million pretax expense related to the Hillshire Brands acquisition fees paid to third parties, a $49 million pretax expense related to the closure of three Prepared Foods facilities and a $40 million unrecognized tax benefit gain.
Fourth quarter fiscal 2014 net income included a $42 million pretax impairment and other costs related to the sale of our Brazil operation and Mexico's undistributed earnings tax, $119 million pretax expense related to the Hillshire Brands acquisition, integration and costs associated with our Prepared Foods improvement plan, $40 million pretax expense related to the Hillshire Brands post-closing results, purchase price accounting adjustments and ongoing costs related to a legacy Hillshire Brands plant fire, $27 million pretax expense related to the Hillshire Brands acquisition financing incremental interest cost and a $12 million unrecognized tax benefit gain.
Second quarter fiscal 2013 net income included a $19 million currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada and included a $56 million non-cash charge, reported as a discontinued operation, related to the impairment of Weifang.
NOTE 22: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
TFM Parent, our wholly-owned subsidiary, has fully and unconditionally guaranteed the 2016 Notes. Additionally, TFM Parent has fully and unconditionally guaranteed the 2022 Notes until such date TFM Parent has been released of its guarantee of both (i) Tyson's $1.25 billion revolving credit facility and (ii) the 2016 Notes, at which time TFM Parent's guarantee of the 2019, 2022, 2024, 2034 and 2044 Notes is permanently released. The following financial information presents condensed consolidating financial statements, which include Tyson Foods, Inc. (TFI Parent); TFM Parent; the Non-Guarantor Subsidiaries (Non-Guarantors) on a combined basis; the elimination entries necessary to consolidate TFI Parent, TFM Parent and the Non-Guarantors; and Tyson Foods, Inc. on a consolidated basis, and is provided as an alternative to providing separate financial statements for the guarantor.

Condensed Consolidating Statement of Income and Comprehensive Income for the year ended September 27, 2014				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$579	$21,924	$16,926	$(1,849)	$37,580
Cost of Sales	74	20,971	15,689	(1,839)	34,895
Gross Profit	505	953	1,237	(10)	2,685
Selling, General and Administrative	141	240	884	(10)	1,255
Operating Income	364	713	353	—	1,430
Other (Income) Expense:
Interest expense, net	63	49	13	—	125
Other, net	67	(1)	(13)	—	53
Equity in net earnings of subsidiaries	(731)	(43)	—	774	—
Total Other (Income) Expense	(601)	5	—	774	178
Income from Continuing Operations before Income Taxes	965	708	353	(774)	1,252
Income Tax Expense	101	227	68	—	396
Income from Continuing Operations	864	481	285	(774)	856
Loss from Discontinued Operation, Net of Tax	—	—	—	—	—
Net Income	864	481	285	(774)	856
Less: Net Loss Attributable to Noncontrolling Interests	—	—	(8)	—	(8)
Net Income Attributable to Tyson	$864	$481	$293	$(774)	$864

Comprehensive Income (Loss)	$817	$449	$243	$(692)	$817
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(8)	—	(8)
Comprehensive Income (Loss) Attributable to Tyson	$817	$449	$251	$(692)	$825

Condensed Consolidating Statement of Income and Comprehensive Income for the year ended September 28, 2013				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$431	$19,243	$16,120	$(1,420)	$34,374
Cost of Sales	40	18,464	14,932	(1,420)	32,016
Gross Profit	391	779	1,188	—	2,358
Selling, General and Administrative	68	201	714	—	983
Operating Income	323	578	474	—	1,375
Other (Income) Expense:
Interest expense, net	36	62	40	—	138
Other, net	4	(1)	(23)	—	(20)
Equity in net earnings of subsidiaries	(582)	(40)	—	622	—
Total Other (Income) Expense	(542)	21	17	622	118
Income from Continuing Operations before Income Taxes	865	557	457	(622)	1,257
Income Tax Expense	87	172	150	—	409
Income from Continuing Operations	778	385	307	(622)	848
Loss from Discontinued Operation, Net of Tax	—	—	(70)	—	(70)
Net Income	778	385	237	(622)	778
Less: Net Loss Attributable to Noncontrolling Interests	—	—	—	—	—
Net Income Attributable to Tyson	$778	$385	$237	$(622)	$778

Comprehensive Income (Loss)	$733	$380	$212	$(592)	$733
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	—	—
Comprehensive Income (Loss) Attributable to Tyson	$733	$380	$212	$(592)	$733

Condensed Consolidating Statement of Income and Comprehensive Income for the year ended September 29, 2012				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$352	$18,832	$15,152	$(1,281)	$33,055
Cost of Sales	(4)	18,088	14,061	(1,280)	30,865
Gross Profit	356	744	1,091	(1)	2,190
Selling, General and Administrative	59	205	641	(1)	904
Operating Income	297	539	450	—	1,286
Other (Income) Expense:
Interest expense, net	49	143	152	—	344
Other, net	1	—	(24)	—	(23)
Equity in net earnings of subsidiaries	(427)	(43)	—	470	—
Total Other (Income) Expense	(377)	100	128	470	321
Income from Continuing Operations before Income Taxes	674	439	322	(470)	965
Income Tax Expense	91	130	130	—	351
Income from Continuing Operations	583	309	192	(470)	614
Loss from Discontinued Operation, Net of Tax	—	—	(38)	—	(38)
Net Income	583	309	154	(470)	576
Less: Net Loss Attributable to Noncontrolling Interests	—	—	(7)	—	(7)
Net Income Attributable to Tyson	$583	$309	$161	$(470)	$583

Comprehensive Income (Loss)	$599	$324	$166	$(497)	$592
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	(7)	—	(7)
Comprehensive Income (Loss) Attributable to Tyson	$599	$324	$173	$(497)	$599

Condensed Consolidating Balance Sheet as of September 27, 2014				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$41	$397	$—	$438
Accounts receivable, net	3	665	1,016	—	1,684
Inventories	—	1,272	2,002	—	3,274
Other current assets	42	78	379	(120)	379
Assets held for sale	3	—	443	—	446
Total Current Assets	48	2,056	4,237	(120)	6,221
Net Property, Plant and Equipment	30	932	4,168	—	5,130
Goodwill	—	881	5,825	—	6,706
Intangible Assets	—	15	5,261	—	5,276
Other Assets	204	148	326	(55)	623
Investment in Subsidiaries	20,845	2,049	—	(22,894)	—
Total Assets	$21,127	$6,081	$19,817	$(23,069)	$23,956
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$240	$—	$403	$—	$643
Accounts payable	35	755	1,016	—	1,806
Other current liabilities	4,718	235	921	(4,667)	1,207
Liabilities held for sale	—	—	141	—	141
Total Current Liabilities	4,993	990	2,481	(4,667)	3,797
Long-Term Debt	7,056	2	532	(55)	7,535
Deferred Income Taxes	21	96	2,333	—	2,450
Other Liabilities	167	125	978	—	1,270

Total Tyson Shareholders’ Equity	8,890	4,868	13,479	(18,347)	8,890
Noncontrolling Interests	—	—	14	—	14
Total Shareholders’ Equity	8,890	4,868	13,493	(18,347)	8,904
Total Liabilities and Shareholders’ Equity	$21,127	$6,081	$19,817	$(23,069)	$23,956

Condensed Consolidating Balance Sheet as of September 28, 2013				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$21	$1,124	$—	$1,145
Accounts receivable, net	—	571	926	—	1,497
Inventories	—	1,039	1,778	—	2,817
Other current assets	351	88	117	(411)	145
Total Current Assets	351	1,719	3,945	(411)	5,604
Net Property, Plant and Equipment	32	891	3,130	—	4,053
Goodwill	—	881	1,021	—	1,902
Intangible Assets	—	21	117	—	138
Other Assets	895	162	244	(821)	480
Investment in Subsidiaries	11,975	2,035	—	(14,010)	—
Total Assets	$13,253	$5,709	$8,457	$(15,242)	$12,177
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$457	$132	$251	$(327)	$513
Accounts payable	27	575	757	—	1,359
Other current liabilities	4,625	200	901	(4,588)	1,138
Total Current Liabilities	5,109	907	1,909	(4,915)	3,010
Long-Term Debt	1,770	679	241	(795)	1,895
Deferred Income Taxes	24	93	362	—	479
Other Liabilities	149	155	282	(26)	560

Total Tyson Shareholders’ Equity	6,201	3,875	5,631	(9,506)	6,201
Noncontrolling Interests	—	—	32	—	32
Total Shareholders’ Equity	6,201	3,875	5,663	(9,506)	6,233
Total Liabilities and Shareholders’ Equity	$13,253	$5,709	$8,457	$(15,242)	$12,177

Condensed Consolidating Statement of Cash Flows for the year ended September 27, 2014				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$132	$431	$660	$(45)	$1,178
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(147)	(484)	—	(632)
(Purchases of)/Proceeds from marketable securities, net	—	—	15	—	15
Proceeds from notes receivable	—	—	—	—	—
Acquisitions, net of cash acquired	(8,193)	—	—	—	(8,193)
Other, net	5	2	3	—	10
Cash Provided by (Used for) Investing Activities	(8,189)	(145)	(466)	—	(8,800)
Cash Flows from Financing Activities:
Net change in debt	5,154	—	(12)	—	5,142
Proceeds from issuance of common stock, net of issuance costs	873	—	—	—	873
Proceeds from issuance of equity component of tangible equity units	1,255	—	—	—	1,255
Purchases of Tyson Class A common stock	(295)	—	—	—	(295)
Dividends	(104)	—	(45)	45	(104)
Stock options exercised	67	—	—	—	67
Other, net	(22)	—	(1)	—	(23)
Net change in intercompany balances	1,129	(266)	(863)	—	—
Cash Provided by (Used for) Financing Activities	8,057	(266)	(921)	45	6,915
Effect of Exchange Rate Change on Cash	—	—	—	—	—
Increase (Decrease) in Cash and Cash Equivalents	—	20	(727)	—	(707)
Cash and Cash Equivalents at Beginning of Year	—	21	1,124	—	1,145
Cash and Cash Equivalents at End of Period	$—	$41	$397	$—	$438

Condensed Consolidating Statement of Cash Flows for the year ended September 28, 2013				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$294	$337	$696	$(13)	$1,314
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(4)	(113)	(441)	—	(558)
(Purchases of)/Proceeds from marketable securities, net	—	(13)	(5)	—	(18)
Proceeds from notes receivable	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	(106)	—	(106)
Other, net	—	3	36	—	39
Cash Provided by (Used for) Investing Activities	(4)	(123)	(516)	—	(643)
Cash Flows from Financing Activities:
Net change in debt	5	—	(28)	—	(23)
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	—
Proceeds from issuance of equity component of tangible equity units	—	—	—	—	—
Purchases of Tyson Class A common stock	(614)	—	—	—	(614)
Dividends	(104)	—	(13)	13	(104)
Stock options exercised	123	—	—	—	123
Other, net	18	—	—	—	18
Net change in intercompany balances	281	(202)	(79)	—	—
Cash Provided by (Used for) Financing Activities	(291)	(202)	(120)	13	(600)
Effect of Exchange Rate Change on Cash	—	—	3	—	3
Increase (Decrease) in Cash and Cash Equivalents	(1)	12	63	—	74
Cash and Cash Equivalents at Beginning of Year	1	9	1,061	—	1,071
Cash and Cash Equivalents at End of Period	$—	$21	$1,124	$—	$1,145

Condensed Consolidating Statement of Cash Flows for the year ended September 29, 2012				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$312	$438	$447	$(10)	$1,187
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(104)	(585)	—	(690)
(Purchases of)/Proceeds from marketable securities, net	—	(7)	(4)	—	(11)
Proceeds from notes receivable	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other, net	1	5	35	—	41
Cash Provided by (Used for) Investing Activities	—	(106)	(554)	—	(660)
Cash Flows from Financing Activities:
Net change in debt	107	—	16	—	123
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	—
Proceeds from issuance of equity component of tangible equity units	—	—	—	—	—
Purchases of Tyson Class A common stock	(264)	—	—	—	(264)
Dividends	(57)	—	(10)	10	(57)
Stock options exercised	34	—	—	—	34
Other, net	(8)	—	1	—	(7)
Net change in intercompany balances	(124)	(324)	448	—	—
Cash Provided by (Used for) Financing Activities	(312)	(324)	455	10	(171)
Effect of Exchange Rate Change on Cash	—	—	(1)	—	(1)
Increase (Decrease) in Cash and Cash Equivalents	—	8	347	—	355
Cash and Cash Equivalents at Beginning of Year	1	1	714	—	716
Cash and Cash Equivalents at End of Period	$1	$9	$1,061	$—	$1,071

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Tyson Foods, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Tyson Foods, Inc. and its subsidiaries at September 27, 2014 and September 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded The Hillshire Brands Company from its assessment of internal control over financial reporting as of September 27, 2014 because it was acquired by the Company in a purchase business combination during August 2014. We have also excluded The Hillshire Brands Company from our audit of internal control over financial reporting. The Hillshire Brands Company is a wholly-owned subsidiary whose total assets and total revenues represent 10% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 27, 2014.

/s/ PricewaterhouseCoopers LLP
Fayetteville, AR
November 17, 2014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, the CEO and CFO concluded that, as of September 27, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
In the quarter ended September 27, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2014. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).
Based on this evaluation under the framework in Internal Control – Integrated Framework (1992) issued by COSO, Management concluded the Company’s internal control over financial reporting was effective as of September 27, 2014.
Management excluded The Hillshire Brands Company from our assessment of internal control over financial reporting as of September 27, 2014 because it was acquired by the Company in a purchase business combination in August 2014. The Hillshire Brands Company is a wholly-owned subsidiary whose total assets and total revenues represent 10% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 27, 2014.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2014 financial statements included in this Form 10-K has also audited the Company’s internal control over financial reporting. Their report appears in Part II, Item 8.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held January 30, 2015 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Executive Officers of the Company” in Part I of this Report.
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
ITEM 11. EXECUTIVE COMPENSATION
See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal Year 2014,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of the Securities and Exchange Commission Regulation S-K, the material appearing under the sub-heading “Report of the Compensation and Leadership Development Committee” shall not be deemed to be “filed” with the Commission, other than as provided in this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of September 27, 2014:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in the first column)
Equity compensation plans approved by security holders	13,724,409	$21.30	55,345,262
Equity compensation plans not approved by security holders	—	—	—
Total	13,724,409	$21.30	55,345,262

(a)	Shares available for future issuance as of September 27, 2014, under the Stock Incentive Plan (30,428,186), the Employee Stock Purchase Plan (17,269,468) and the Retirement Savings Plan (7,647,608)

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
Consolidated Statements of Income
for the three years ended September 27, 2014
Consolidated Statements of Comprehensive Income
for the three years ended September 27, 2014
Consolidated Balance Sheets at
September 27, 2014, and September 28, 2013
Consolidated Statements of Shareholders’ Equity
for the three years ended September 27, 2014
Consolidated Statements of Cash Flows
for the three years ended September 27, 2014
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Financial Statement Schedule - Schedule II Valuation and Qualifying
Accounts for the three years ended September 27, 2014
All other schedules are omitted because they are neither applicable nor required.
The exhibits filed with this report are listed in the Exhibit Index at the end of Item 15.

EXHIBIT INDEX
Exhibit No.

2.1
Agreement and Plan of Merger, dated as of July 1, 2014, by and between the Company and Hillshire Brands (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 2, 2014, Commission File No. 001-14704, and incorporated herein by reference).

2.2
Share Purchase Agreement dated November 9, 2010 by and among BBU, Inc., Grupo Bimbo, S.A.B. DE C.V. and Hillshire Brands Corporation (previously filed as Exhibit 2.1 to Quarterly Report on Form 10-Q for the period ended January 1, 2011 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference).

2.3
Master Separation Agreement by and between Sara Lee Corporation, D.E MASTER BLENDERS 1753 B.V. and DE US, Inc., dated as of June 15, 2012 (previously filed as Exhibit 2.1 to Current Report on Form 8-K filed June 15, 2012 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference).

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

4.1
Indenture dated June 1, 1995 by and between the Company and The Chase Manhattan Bank, N.A., as Trustee (the “Company Indenture”) (previously filed as Exhibit 4 to Registration Statement on Form S-3, filed with the Commission on December 18, 1997, Registration No. 333-42525, and incorporated herein by reference).

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

4.5
Supplemental Indenture, dated as of September 18, 2006, by and among the Company, Tyson Fresh Meats, Inc. and JPMorgan Chase Bank, National Association, supplementing the Company Indenture (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 19, 2006, Commission File No. 001-14704, and incorporated herein by reference).

4.6
Supplemental Indenture dated as of September 15, 2008, by and between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee (including the form of 3.25% Convertible Senior Notes due 2013), supplementing the Company Indenture (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 15, 2008, Commission File No. 001-14704, and incorporated herein by reference).

4.7
Supplemental Indenture dated as of June 13, 2012, by and between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 13, 2012, Commission File No. 001-14704, and incorporated herein by reference).

4.8
Form of 4.50% Senior Note due 2022 (previously filed as Exhibit 4.2 and included in Exhibit 4.1 to the Company's Current Report on Form 8‑K filed June 13, 2012, Commission File No. 001‑14704, and incorporated herein by reference).

4.9
Supplemental Indenture dated as of August 8, 2014, by and between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 8, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.10	Form of 2.65% Senior Note due 2019 (included in Exhibit 4.2 to the Company's Current Report on Form 8‑K filed August 8, 2014, Commission File No. 001‑14704, and incorporated herein by reference).

4.11
Supplemental Indenture dated as of August 8, 2014, by and between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed August 8, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.12	Form of 3.95% Senior Note due 2024 (included in Exhibit 4.4 to the Company's Current Report on Form 8‑K filed August 8, 2014, Commission File No. 001‑14704, and incorporated herein by reference).

4.13
Supplemental Indenture dated as of August 8, 2014, by and between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed August 8, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.14	Form of 4.875% Senior Note due 2034 (included in Exhibit 4.6 to the Company's Current Report on Form 8‑K filed August 8, 2014, Commission File No. 001‑14704, and incorporated herein by reference).

4.15
Supplemental Indenture dated as of August 8, 2014, by and between the Company and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, N.A. (formerly The Chase Manhattan Bank, N.A.)), as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed August 8, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.16	Form of 5.15% Senior Note due 2044 (included in Exhibit 4.8 to the Company's Current Report on Form 8‑K filed August 8, 2014, Commission File No. 001‑14704, and incorporated herein by reference).

4.17
Purchase Contract Agreement dated as of August 5, 2014 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Purchase Contract Agent (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.18	Form of Unit (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.19	Form of Purchase Contract (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.20
Supplemental Indenture dated as of August 5, 2014 by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, supplementing the Company Indenture (included in Exhibit 4.5 of the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.21	Form of Amortizing Note (previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.22
Indenture dated October 2, 1990 between Sara Lee Corporation and Continental Bank, N.A., as Trustee (the “Sara Lee Indenture”) (previously filed as Exhibit 4.1 of Amendment No. 1 to Registration Statement No. 33-33603 on Form S-3 by Sara Lee Corporation, predecessor in interest to The Hillshire Brands Company, filed with the Commission on October 5, 1990, Commission File No. 001-03344, and incorporated herein by reference).

4.23
Form of 2.75% Notes due 2015 issued pursuant to the Sara Lee Indenture (included in Exhibit 4.1 to Current Report on Form 8-K dated September 7, 2010 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference).

4.24
Form of 4.10% Notes due 2020 issued pursuant to the Sara Lee Indenture (included in Exhibit 4.2 to Current Report on Form 8-K dated September 7, 2010 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference).

4.25	Form of 6.13% Notes due 2032 issued pursuant to the Sara Lee Indenture.

10.1
Second Amended and Restated Commitment Letter entered into as of June 9, 2014, among the Company, Morgan Stanley Senior Funding, Inc. and JPMorgan Chase Bank (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.2
Credit Agreement, dated as of September 25, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as the Administrative Agent, and certain other lenders party thereto (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 29, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.3
364-Day Bridge Term Loan Agreement, dated as of July 15, 2014, by and among the Company, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, and certain other lenders party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 17, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.4
Term Loan Agreement, dated as of July 15, 2014, by and among the Company, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, and certain other lenders party thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 17, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.5
Amended and Restated Employment Agreement, dated as of May 1, 2014, by and between the Company and John Tyson (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.6
Employment Agreement, dated August 27, 2012, by and between the Company and Curt T. Calaway (previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.7
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

10.12
Employment Agreement, dated November 15, 2013, by and between the Company and Donnie D. King(previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.13
Employment Agreement, dated November 14, 2012, by and between the Company and Noel W. White (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.14
Employment Agreement, dated November 15, 2013, by and between the Company and Noel W. White (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.15
Employment Agreement, dated November 15, 2013, by and between the Company and Howell P. Carper(previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.16
Employment Agreement, dated November 12, 2013, by and between the Company and Stephen R. Stouffer(previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.17
Employment Agreement, dated November 14, 2012, by and between the Company and James V. Lochner (previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.18
Amendment to Employment Agreement, dated November 15, 2013, by and between the Company and James V. Lochner (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.19	Employment Agreement, dated August 29, 2014, by and between the Company and Andrew P. Callahan.

10.20	Employment Agreement, dated August 29, 2014, by and between the Company and Sobhana (Sally) Grimes.

10.21	Employment Agreement, dated August 29, 2014, by and between the Company and Thomas P. Hayes.

10.22	Employment Agreement, dated August 29, 2014, by and between the Company and Mary Oleksiuk.

10.23	Form of Retention Award Letter Agreement, dated August 29, 2014, by and between the Company and Andrew Callahan, Sobhana (Sally) Grimes, Thomas Hayes and Mary Oleksiuk.

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

10.28
First Amendment to the Tyson Foods, Inc. Employee Stock Purchase Plan, effective February 1, 2013 (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.29
Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective January 1, 2013 (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.30
Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective February 1, 2013 (previously filed as Exhibit 99.1 to Registration Statement on Form S-8, filed with the Commission on February 22, 2013, Registration No. 333-186797, and incorporated herein by reference).

10.31
First Amendment to the Tyson Foods, Inc. 2000 Stock Incentive Plan effective May 1, 2013 (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.32
Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective November 14, 2013 (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-147-4, and incorporated herein by reference).

10.33
Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2011 (previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

10.34
First Amendment to the Retirement Savings Plan of Tyson Foods, Inc., as Amended and Restated as of January 1, 2011 (previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

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

10.38
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

10.51
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

10.53
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

10.55
Tyson Foods, Inc. Severance Pay Plan for Contracted Employees, effective October 31, 2012 (previously filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.56
Tax Sharing Agreement, dated as of June 15, 2012, by and among Sara Lee Corporation, D.E MASTER BLENDERS 1753 B.V. and DE US, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 15, 2012 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference).

10.57	First Amendment to the Company's Supplemental Executive Retirement and Life Insurance Premium Plan as Amended and Restated as of November 14, 2014.

12.1	Calculation of Ratio of Earnings to Fixed Charges.

14.1
Code of Conduct of the Company (previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

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

101
The following financial information from our Annual Report on Form 10-K for the year ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Dennis Leatherby	November 17, 2014
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Kathleen M. Bader	Director	November 17, 2014
Kathleen M. Bader

/s/ Gaurdie E. Banister Jr.	Director	November 17, 2014
Gaurdie E. Banister Jr.

/s/ Curt T. Calaway	Senior Vice President, Controller and	November 17, 2014
Curt T. Calaway	Chief Accounting Officer

/s/ Jim Kever	Director	November 17, 2014
Jim Kever

/s/ Dennis Leatherby	Executive Vice President and Chief Financial Officer	November 17, 2014
Dennis Leatherby

/s/ Kevin M. McNamara	Director	November 17, 2014
Kevin M. McNamara

/s/ Brad T. Sauer	Director	November 17, 2014
Brad T. Sauer

/s/ Donnie Smith	President and Chief Executive Officer	November 17, 2014
Donnie Smith

/s/ Robert C. Thurber	Director	November 17, 2014
Robert C. Thurber

/s/ Barbara A. Tyson	Director	November 17, 2014
Barbara A. Tyson

/s/ John Tyson	Chairman of the Board of Directors	November 17, 2014
John Tyson

/s/ Albert C. Zapanta	Director	November 17, 2014
Albert C. Zapanta

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended September 27, 2014

					in millions
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
2014	$46	$5	$—	$(17)	$34
2013	33	17	—	(4)	46
2012	31	7	—	(5)	33
Inventory Lower of Cost or Market Allowance:
2014	$16	$14	$—	$(23)	$7
2013	24	49	—	(57)	16
2012	6	52	—	(34)	24
Valuation Allowance on Deferred Tax Assets:
2014	$77	$26	$13	$(65)	$51
2013	78	8	—	(9)	77
2012	92	16	—	(30)	78