Form 10-Q
period 2014-12-27
TYSON FOODS INC
filed 2015-01-30
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 27, 2014.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	304,572,910
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,805

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013
Sales	$10,817	$8,761
Cost of Sales	9,861	8,076
Gross Profit	956	685
Selling, General and Administrative	447	273
Operating Income	509	412
Other (Income) Expense:
Interest income	(2)	(2)
Interest expense	77	28
Other, net	(1)	3
Total Other (Income) Expense	74	29
Income before Income Taxes	435	383
Income Tax Expense	125	131
Net Income	310	252
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1	(2)
Net Income Attributable to Tyson	$309	$254
Weighted Average Shares Outstanding:
Class A Basic	336	271
Class B Basic	70	70
Diluted	416	354
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.77	$0.76
Class B Basic	$0.71	$0.68
Diluted	$0.74	$0.72
Dividends Declared Per Share:
Class A	$0.125	$0.100
Class B	$0.113	$0.090
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013
Net Income	$310	$252
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	1	(2)
Investments	9	3
Currency translation	6	(11)
Postretirement benefits	7	2
Total Other Comprehensive Income (Loss), Net of Taxes	23	(8)
Comprehensive Income	333	244
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1	(2)
Comprehensive Income Attributable to Tyson	$332	$246
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	December 27, 2014	September 27, 2014
Assets
Current Assets:
Cash and cash equivalents	$381	$438
Accounts receivable, net	1,777	1,684
Inventories	3,192	3,274
Other current assets	375	379
Assets held for sale	213	446
Total Current Assets	5,938	6,221
Net Property, Plant and Equipment	5,211	5,130
Goodwill	6,700	6,706
Intangible Assets, net	5,246	5,276
Other Assets	663	623
Total Assets	$23,758	$23,956

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$596	$643
Accounts payable	2,147	1,806
Other current liabilities	1,157	1,207
Liabilities held for sale	54	141
Total Current Liabilities	3,954	3,797
Long-Term Debt	6,931	7,535
Deferred Income Taxes	2,473	2,450
Other Liabilities	1,263	1,270
Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 346 million shares	35	35
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,265	4,257
Retained earnings	6,011	5,748
Accumulated other comprehensive loss	(124)	(147)
Treasury stock, at cost – 41 million shares at December 27, 2014 and 40 million shares at September 27, 2014	(1,071)	(1,010)
Total Tyson Shareholders’ Equity	9,123	8,890
Noncontrolling Interests	14	14
Total Shareholders’ Equity	9,137	8,904
Total Liabilities and Shareholders’ Equity	$23,758	$23,956
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013
Cash Flows From Operating Activities:
Net income	$310	$252
Depreciation and amortization	175	127
Deferred income taxes	11	(15)
Convertible debt discount	—	(92)
Other, net	6	22
Net changes in working capital	310	67
Cash Provided by Operating Activities	812	361
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(231)	(140)
Purchases of marketable securities	(10)	(10)
Proceeds from sale of marketable securities	7	9
Proceeds from sale of businesses	142	—
Other, net	3	(3)
Cash Used for Investing Activities	(89)	(144)
Cash Flows From Financing Activities:
Payments on debt	(668)	(379)
Proceeds from issuance of long-term debt	—	6
Purchases of Tyson Class A common stock	(91)	(159)
Dividends	(37)	(25)
Stock options exercised	16	12
Other, net	5	5
Cash Used for Financing Activities	(775)	(540)
Effect of Exchange Rate Changes on Cash	(5)	3
Decrease in Cash and Cash Equivalents	(57)	(320)
Cash and Cash Equivalents at Beginning of Year	438	1,145
Cash and Cash Equivalents at End of Period	$381	$825
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: ACCOUNTING POLICIES
Basis of Presentation
The consolidated condensed financial statements are unaudited and have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the United States Securities and Exchange Commission. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended September 27, 2014. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of December 27, 2014, and the results of operations for the three months ended December 27, 2014, and December 28, 2013. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued guidance changing the criteria for recognizing revenue. The guidance also modifies the related disclosure requirements, clarifies guidance for multiple-element arrangements and provides guidance for transactions that were not addressed fully in previous guidance. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is not permitted. The Company is currently evaluating the impact this guidance will have on our consolidated condensed financial statements.
NOTE 2: ACQUISITIONS AND DISPOSITIONS
Acquisitions
On August 28, 2014, we acquired all of the outstanding stock of The Hillshire Brands Company ("Hillshire Brands") as part of our strategic expansion initiative. The purchase price was equal to $63.00 per share for Hillshire Brands' outstanding common stock, or $8,081 million. In addition, we paid $163 million in cash for breakage costs incurred by Hillshire Brands related to a previously announced acquisition. We funded the acquisition with existing cash on hand, net proceeds from the issuance of new senior notes, Class A common stock (Class A stock), and tangible equity units as well as borrowings under a new term loan facility (refer to Note 6: Debt and Note 7: Equity). Hillshire Brands' results from operations subsequent to the acquisition closing are included in the Prepared Foods segment.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date. Certain estimated values for the acquisition, including goodwill, intangible assets, plant property and equipment, and deferred taxes, are not yet finalized and the preliminary purchase price allocations are subject to change as we complete our analysis of the fair value at the date of acquisition. The purchase price was allocated based on information available at acquisition date. During the quarter ended December 27, 2014, we recorded measurement period adjustments, which reduced goodwill by $5 million, after obtaining additional information regarding, among other things, asset valuations and liabilities assumed. The amount was not considered material and therefore prior periods have not been revised.

in millions
Cash and cash equivalents	$72
Accounts receivable	236
Inventories	418
Other current assets	343
Property, Plant and Equipment	1,303
Goodwill	4,799
Intangible Assets	5,141
Other Assets	66
Accounts payable	(347)
Other current liabilities	(328)
Long-Term Debt	(869)
Deferred Income Taxes	(2,072)
Other Liabilities	(518)
Net assets acquired	$8,244
The fair value of identifiable intangible assets is as follows (in millions):

Intangible Asset Category	Type	Life in Years	Fair Value
Brands & trademarks	Non-amortizable	Indefinite	$4,062
Brands & trademarks	Amortizable	20 years	532
Customer relationships	Amortizable	Weighted average life of 16 years	541
Non-compete agreements	Amortizable	1 year	6
Total identifiable intangible assets			$5,141
As a result of the acquisition, we recognized a total of $4,799 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities primarily in our Prepared Foods segment. The allocation of goodwill to our reporting units is pending finalization of the expected synergies and the impact of the synergies to our reporting units. We do not expect the final fair value of goodwill to be deductible for U.S. income tax purposes.
We used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty and excess earnings valuation approaches, each of which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
The acquisition of Hillshire Brands was accounted for using the acquisition method of accounting, and consequently, the results of operations for Hillshire Brands are reported in our consolidated condensed financial statements from the date of acquisition.
The following pro forma information presents the combined results of operations as if the acquisition of Hillshire Brands had occurred at the beginning of fiscal 2013. Hillshire Brands' pre-acquisition results have been added to our historical results. The pro forma results contained in the following table include adjustments for amortization of acquired intangibles, depreciation expense, interest expense related to the financing and related income taxes. Any potential cost savings or other operational efficiencies that could result from the acquisition are not included in these pro forma results.

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results. The pro forma results for the three months ended December 28, 2013 include a nonrecurring tax benefit of $46 million recognized by Hillshire Brands primarily related to the release of valuation allowances on state deferred tax assets.

in millions
December 28, 2013
Pro forma sales	$9,817
Pro forma net income from continuing operations attributable to Tyson	$338
Pro forma net income per diluted share from continuing operations attributable to Tyson	$0.81
Additionally, during the second quarter of fiscal 2014 we acquired a value-added food business as part of our strategic expansion initiative, which is included in our Prepared Foods segment. The aggregate purchase price of the acquisition was $56 million, which included $12 million for Property, Plant and Equipment, $27 million allocated to Intangible Assets and $18 million allocated to Goodwill.
Dispositions
In fiscal 2014, we announced our plan to sell our Brazil and Mexico operations, which are included in our International segment, to JBS SA ("JBS") for a combined $575 million in cash, subject to certain adjustments. As a result, we conducted an impairment test and recorded a $39 million impairment charge in the fourth quarter of fiscal 2014 related to our Brazil operation. We completed the sale of the Brazil operation in the first quarter of fiscal 2015 for proceeds of $130 million with additional proceeds expected in the second quarter of fiscal 2015 related to the working capital and net debt adjustments. The sale did not result in a significant gain or loss as the carrying value of the Brazil operation approximated the sales proceeds at the time of sale. The assets and liabilities associated with Brazil were classified as held for sale on the balance sheet at September 27, 2014. We expect to realize a gain on the sale of our Mexico operation, which is pending the necessary government approvals, and expect it to close in the second quarter of fiscal 2015. The assets and liabilities related to Mexico are classified as held for sale on the balance sheet at December 27, 2014 and September 27, 2014.
The following table summarizes the net assets and liabilities held for sale (in millions):

	December 27, 2014	September 27, 2014
Assets held for sale:
Accounts receivable, net	$23	$74
Inventories	77	141
Other current assets	17	72
Net property, plant and equipment	76	132
Goodwill	14	16
Other assets	6	11
Total assets held for sale	$213	$446
Liabilities held for sale:
Current debt	$—	$32
Accounts payable	33	61
Other current liabilities	12	27
Long-term debt	—	9
Deferred income taxes	8	12
Other Liabilities	1	—
Total liabilities held for sale	$54	$141

In fiscal 2014, we sold our 50 percent ownership interest of Dynamic Fuels LLC (Dynamic Fuels) for $30 million cash consideration at closing and up to $35 million in future cash payments contingent on Dynamic Fuels' production volumes over a period of up to 11.5 years. Additionally as part of the terms of the sale, we were released from our guarantee of the $100 million Gulf Opportunity Zone tax-exempt bonds, which were issued in October 2008 to fund a portion of the plant construction costs. Dynamic Fuels previously qualified as a variable interest entity which we consolidated, as we were the primary beneficiary. As a result of the sale, we deconsolidated Dynamic Fuels and recorded a gain of approximately $3 million in the third quarter of fiscal 2014. We will recognize the future contingent payments in income as the required volumes are produced.
In fiscal 2014, we recorded impairment charges of $52 million related to the planned closure of three Prepared Foods plants. The Company’s Cherokee, Iowa plant closed in September 2014, the Buffalo, New York plant closed in January 2015, and the Santa Teresa, New Mexico plant is expected to close during the first half of calendar 2015. Additionally, in April 2014, Hillshire Brands announced that it would discontinue all production at its Florence, Alabama plant. The plant closed in December 2014 and the closure costs did not have a significant impact on the Company's financial results.
NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
At December 27, 2014, 67% of the cost of inventories was determined by the first-in, first-out ("FIFO") method as compared to 66% at September 27, 2014. The remaining cost of inventories for both years is determined by the weighted-average method.
The following table reflects the major components of inventory (in millions):

	December 27, 2014	September 27, 2014
Processed products	$1,703	$1,794
Livestock	1,073	1,066
Supplies and other	416	414
Total inventory	$3,192	$3,274
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	December 27, 2014	September 27, 2014
Land	$126	$126
Buildings and leasehold improvements	3,558	3,501
Machinery and equipment	6,204	6,144
Land improvements and other	278	276
Buildings and equipment under construction	409	334
	10,575	10,381
Less accumulated depreciation	5,364	5,251
Net property, plant and equipment	$5,211	$5,130
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	December 27, 2014	September 27, 2014
Accrued salaries, wages and benefits	$349	$490
Other	808	717
Total other current liabilities	$1,157	$1,207

NOTE 6: DEBT
The major components of debt are as follows (in millions):

	December 27, 2014	September 27, 2014
Revolving credit facility	$—	$—
Senior notes:
2.75% Senior notes due September 2015 (2015 Notes)	405	407
6.60% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
2.65% Notes due August 2019 (2019 Notes)	1,000	1,000
4.10% Notes due September 2020 (2020 Notes)	286	287
4.50% Senior notes due June 2022 (2022 Notes)	1,000	1,000
3.95% Notes due August 2024 (2024 Notes)	1,250	1,250
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032 (2032 Notes)	164	164
4.88% Notes due August 2034 (2034 Notes)	500	500
5.15% Notes due August 2044 (2044 Notes)	500	500
Discount on senior notes	(11)	(12)
Term loan facility:
3-year tranche (1.56% at 12/27/2014)	872	1,172
5-year tranche A	—	353
5-year tranche B (1.69% at 12/27/2014)	552	552
Amortizing Notes - Tangible Equity Units (see Note 7: Equity)	192	205
Other	41	24
Total debt	7,527	8,178
Less current debt	596	643
Total long-term debt	$6,931	$7,535
Revolving Credit Facility
We have a $1.25 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in September 2019. After reducing the amount available by outstanding letters of credit issued under this facility, the amount available for borrowing at December 27, 2014, was $1,245 million. At December 27, 2014, we had outstanding letters of credit issued under this facility totaling $5 million, none of which were drawn upon. We had an additional $102 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and derivative activities.
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
Term Loan Facility
In August 2014, we borrowed under an unsecured term loan facility, which provided for total term loans in an aggregate principal amount of $2,300 million, consisting of a $1,202 million 3-year tranche facility, a $546 million 5-year tranche A facility, and a $552 million 5-year tranche B facility. The principal of the 3-year tranche facility amortizes at 2.5% per quarter. Interest is reset based on the selected LIBOR interest period plus 1.375% for the 3-year tranche facility and 1.50% for the 5-year tranche B facility. In addition, we incurred term loan issuance costs of approximately $11 million.

2015 / 2020 / 2032 Notes
In August 2014 and in connection with our acquisition of Hillshire Brands, we assumed $840 million of Hillshire Brands' debt, which had an estimated fair value of approximately $868 million as of the acquisition date. We recorded the assumed debt at fair value. The fair value adjustment is being amortized and recorded as a reduction of interest expense. The debt assumed is mainly comprised of senior unsecured notes which consist of $400 million due September 2015, $278 million due September 2020, and $152 million due November 2032. The 2015 Notes, 2020 Notes, and the 2032 Notes carry interest rates of 2.75%, 4.10%, and 6.13%, respectively.
Debt Covenants
Our revolving credit and term loan facilities contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios.
Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at December 27, 2014.
NOTE 7: EQUITY
Share Repurchases
In fiscal 2014, our Board of Directors approved an increase of 25 million shares authorized for repurchase under our share repurchase program. As of December 27, 2014, 30.1 million shares remained available for repurchases under this program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended
	December 27, 2014		December 28, 2013
	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	2.0	$81	4.6	$150
To fund certain obligations under equity compensation plans	0.2	10	0.3	9
Total share repurchases	2.2	$91	4.9	$159
Share Issuance
In fiscal 2014, we issued 23.8 million shares of our Class A stock to provide funding for the Hillshire Brands acquisition. Total proceeds, net of underwriting discounts and other offering related fees and expenses were $873 million.
Tangible Equity Units
In fiscal 2014, we completed the public issuance of 30 million 4.75% tangible equity units (TEUs). Total proceeds, net of underwriting discounts and other expenses, were $1,454 million. Each TEU, which has a stated amount of $50, is comprised of a prepaid stock purchase contract and a senior amortizing note due July 15, 2017. We allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The fair value of the prepaid stock purchase contracts, which was $1,295 million, is recorded in Capital in Excess of Par Value, net of issuance costs. The fair value of the senior amortizing notes, which was $205 million, was recorded in debt, of which $65 million was current. Issuance costs associated with the TEU debt were recorded as deferred financing costs in the Consolidated Condensed Balance Sheets in Other Assets and are amortized over the term of the instrument to July 15, 2017.

The aggregate values assigned upon issuance of each component of the TEU's, based on the relative fair value of the respective components of each TEU, were as follows (in millions, except price per TEU):

	Equity Component	Debt Component	Total
Price per TEU	$43.17	$6.83	$50.00
Gross Proceeds	1,295	205	1,500
Issuance cost	(40)	(6)	(46)
Net proceeds	$1,255	$199	$1,454
Each senior amortizing note has an initial principal amount of $6.83 and bears interest at 1.5% per annum. On each January 15, April 15, July 15 and October 15, commencing on October 15, 2014, we will pay equal quarterly cash installments of $0.59 per amortizing note (except for the October 15, 2014 installment payment, which was $0.46 per amortizing note), which cash payment in the aggregate (principal and interest) is equivalent to 4.75% per year with respect to the $50 stated amount per TEU. Each installment will constitute a payment of interest and partial repayment of principal. Unless settled earlier at the holder's or the Company's option, each purchase contract will automatically settle on July 15, 2017, subject to postponement in certain limited circumstances. We will deliver between a minimum of 31.8 million shares and a maximum of 39.7 million shares of our Class A stock, subject to adjustment, based upon the Applicable Market Value (as defined below) of our Class A stock as described below:

•
If the Applicable Market Value is equal to or greater than the conversion price of $47.22 per share, we will deliver 1.0588 shares of Class A stock per purchase contract, or a minimum of 31.8 million Class A shares.

•
If the Applicable Market Value is greater than the reference price of $37.78 but less than the conversion price of $47.22 per share, we will deliver a number of shares per purchase contract equal to $50, divided by the Applicable Market Value.

•
If the Applicable Market Value is less than or equal to the reference price of $37.78 per share, we will deliver 1.3236 shares of Class A stock per purchase contract, or a maximum of 39.7 million Class A shares.

The "Applicable Market Value" means the average of the closing prices of our Class A stock on each of the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding July 15, 2017.
On December 15, 2014, we paid our quarterly dividend to shareholders of record at December 1, 2014 equal to $0.10 per share on our Class A common stock. The amount of the distribution exceeded the dividend threshold amount; which is $0.075 per share. Consequently, the settlements rates, reference price and conversion price were adjusted to reflect this change.
The TEUs have a dilutive effect on our earnings per share. The 31.8 million minimum shares to be issued are included in the calculation of Class A Basic weighted average shares. The 7.9 million share difference between the minimum shares and the 39.7 million maximum shares are potentially dilutive securities, and accordingly, are included in our diluted earnings per share on a pro rata basis to the extent the Applicable Market Value is higher than the reference price but is less than the conversion price at period end.
NOTE 8: INCOME TAXES
The effective tax rate was 28.8% and 34.3% for the first quarter of fiscal 2015 and 2014, respectively. The effective tax rates for the first quarter of fiscal 2015 and fiscal 2014 were impacted by such items as the domestic production deduction, state income taxes and losses in foreign jurisdictions for which no benefit is recognized. In addition, changes in tax reserves resulting from the expiration of statutes of limitations reduced the effective tax rate for the first quarter of fiscal 2015 by 6.5%.
Unrecognized tax benefits were $239 million and $272 million at December 27, 2014, and September 27, 2014, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $209 million and $241 million at December 27, 2014, and September 27, 2014, respectively.
We classify interest and penalties on unrecognized tax benefits as income tax expense. At December 27, 2014, and September 27, 2014, before tax benefits, we had $52 million and $54 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
We are subject to income tax assessments for U.S. federal income taxes for fiscal years 2011 through 2013. We are also subject to income tax assessments by major state and foreign jurisdictions for fiscal years 2005 through 2013 and 2002 through 2013, respectively. We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease up to $5 million primarily due to expiration of statutes of limitations in various jurisdictions.

NOTE 9: OTHER INCOME AND CHARGES
During the first quarter of fiscal 2015, we recorded $1 million of equity earnings in joint ventures, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the first quarter of fiscal 2014, we recorded $2 million of equity earnings in joint ventures, $1 million in net foreign currency exchange gains and $6 million of other than temporary impairment related to an available-for-sale security, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 27, 2014	December 28, 2013
Numerator:
Net Income	$310	$252
Less: Net income (loss) attributable to noncontrolling interests	1	(2)
Net income attributable to Tyson	309	254
Less dividends declared:
Class A	38	28
Class B	8	6
Undistributed earnings	$263	$220

Class A undistributed earnings	$221	$179
Class B undistributed earnings	42	41
Total undistributed earnings	$263	$220
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	336	271
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	5
Tangible Equity Units	5	—
Warrants	—	8
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	416	354

Net Income Per Share Attributable to Tyson:
Class A Basic	$0.77	$0.76
Class B Basic	$0.71	$0.68
Diluted	$0.74	$0.72
Approximately 6 million and 5 million of our stock-based compensation shares were antidilutive for the three months ended December 27, 2014 and December 28, 2013, respectively. These shares were not included in the diluted earnings per share calculation.
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
Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at December 27, 2014.
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
Cash Flow Hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three months ended December 27, 2014, and December 28, 2013.
We had the following aggregated notional values of outstanding forward and option contracts accounted for as cash flow hedges (in millions, except soy meal tons):

	Metric	December 27, 2014	September 27, 2014
Commodity:
Corn	Bushels	—	—
Soy meal	Tons	800	2,300
Foreign Currency	United States dollar	$—	$1
As of December 27, 2014, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $1 million related to grains. During the three months ended December 27, 2014, and December 28, 2013, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	December 27, 2014	December 28, 2013		December 27, 2014	December 28, 2013
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$—	$(2)	Cost of Sales	$(3)	$—
Foreign exchange contracts	—	(1)	Other Income/Expense	—	—
Total	$—	$(3)		$(3)	$—
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

	Metric	December 27, 2014	September 27, 2014
Commodity:
Live Cattle	Pounds	442	427
Lean Hogs	Pounds	224	329
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

		in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended
		December 27, 2014	December 28, 2013
Gain/(Loss) on forwards	Cost of Sales	$(40)	$(6)
Gain/(Loss) on purchase contract	Cost of Sales	40	6
Ineffectiveness related to our fair value hedges was not significant for the three months ended December 27, 2014, and December 28, 2013.
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
We had the following aggregate outstanding notional values related to our undesignated positions (in millions, except soy meal tons):

	Metric	December 27, 2014	September 27, 2014
Commodity:
Corn	Bushels	16	—
Soy Meal	Tons	281,300	195,800
Soy Oil	Pounds	21	3
Live Cattle	Pounds	14	22
Lean Hogs	Pounds	1	22
Foreign Currency	United States dollars	$29	$108
The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain/(Loss) Recognized in Earnings
		Three Months Ended
		December 27, 2014	December 28, 2013
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(1)	$2
Commodity contracts	Cost of Sales	(26)	(2)
Foreign exchange contracts	Other Income/Expense	(2)	(1)
Total		$(29)	$(1)

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	December 27, 2014	September 27, 2014
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$31	$17
Foreign exchange contracts	—	—
Total derivative assets – designated	31	17

Derivatives not designated as hedging instruments:
Commodity contracts	31	42
Foreign exchange contracts	—	—
Total derivative assets – not designated	31	42
Total derivative assets	$62	$59
Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$31	$78
Foreign exchange contracts	—	—
Total derivative liabilities – designated	31	78
Derivatives not designated as hedging instruments:
Commodity contracts	37	80
Foreign exchange contracts	—	2
Total derivative liabilities – not designated	37	82
Total derivative liabilities	$68	$160
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

December 27, 2014	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$62	$—	$(34)	$28
Foreign Exchange Forward Contracts	—	—	—	—	—
Available-for-Sale Securities:
Current	—	2	—	—	2
Non-current	17	28	65	—	110
Deferred Compensation Assets	5	230	—	—	235
Total Assets	$22	$322	$65	$(34)	$375
Liabilities:
Commodity Derivatives	$—	$68	$—	$(68)	$—
Foreign Exchange Forward Contracts	—	—	—	—	—
Total Liabilities	$—	$68	$—	$(68)	$—

September 27, 2014	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$59	$—	$(50)	$9
Foreign Exchange Forward Contracts	—	—	—	—	—
Available-for-Sale Securities:
Current	—	1	—	—	1
Non-current	1	24	67	—	92
Deferred Compensation Assets	15	218	—	—	233
Total Assets	$16	$302	$67	$(50)	$335
Liabilities:
Commodity Derivatives	$—	$158	$—	$(148)	$10
Foreign Exchange Forward Contracts	—	2	—	—	2
Total Liabilities	$—	$160	$—	$(148)	$12

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At December 27, 2014 and September 27, 2014, we had posted with various counterparties $34 million and $98 million, respectively, of cash collateral related to our commodity derivatives and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013
Balance at beginning of year	$67	$65
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases	4	7
Issuances	—	—
Settlements	(6)	(8)
Balance at end of period	$65	$64
Total gains (losses) for the three-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	December 27, 2014			September 27, 2014
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available-for-Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$29	$30	$1	$25	$25	$—
Corporate and Asset-Backed	65	65	—	65	67	2
Equity Securities:
Common Stock (a)	1	17	16	1	1	—

(a)	At December 27, 2014 and September 27, 2014, the amortized cost basis for Equity Securities had been reduced by accumulated other than temporary impairment of approximately $2 million.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for the three months ended December 27, 2014 and $6 million for the three months ended December 28, 2013, which was recorded in the Consolidated Condensed Statements of Income in Other, net. No other than temporary losses were deferred in OCI as of December 27, 2014, and September 27, 2014.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended December 27, 2014 and December 28, 2013.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	December 27, 2014		September 27, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$7,815	$7,527	$8,347	$8,178

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three months ended December 27, 2014 and December 28, 2013 are as follows (in millions):

	Pension Plans
	Three Months Ended
	December 27, 2014	December 28, 2013

Service cost	$4	$2
Interest cost	21	2
Expected return on plan assets	(25)	(1)
Amortization of:
Net actuarial loss	1	1
Settlement loss	8	—
Net periodic cost	$9	$4

	Postretirement Benefit Plans
	Three Months Ended
	December 27, 2014	December 28, 2013

Service cost	$1	$—
Interest cost	2	1
Net periodic cost	$3	$1
We contributed $3 million and $2 million to our pension plans for the three months ended December 27, 2014 and December 28, 2013, respectively. We expect to contribute an additional $11 million during the remainder of fiscal 2015. The amount of contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2015 may differ from the current estimate.
NOTE 14: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	December 27, 2014			December 28, 2013
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to Cost of Sales	$3	$(2)	$1	$—	$—	$—
Unrealized gain (loss)	—	—	—	(3)	1	(2)

Investments:
(Gain) loss reclassified to Other Income/Expense	—	—	—	6	(2)	4
Unrealized gain (loss)	15	(6)	9	(1)	—	(1)

Currency translation:
Translation loss reclassified to Cost of Sales (a)	37	(1)	36	—	—	—
Translation adjustment	(37)	7	(30)	(11)	—	(11)

Postretirement benefits	9	(2)	7	1	1	2
Total Other Comprehensive Income (Loss)	$27	$(4)	$23	$(8)	$—	$(8)

(a) Translation loss reclassified to Cost of Sales related to disposition of a foreign operation, which is further described in Note 2: Acquisitions and Dispositions.

NOTE 15: SEGMENT REPORTING
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
In fiscal 2014, we acquired Hillshire Brands, a manufacturer and marketer of branded, convenient foods which includes brands such as Jimmy Dean®, Ball Park®, Hillshire Farm®, State Fair®, Van's®, Sara Lee® frozen bakery and Chef Pierre® pies as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island® premium jerky. Hillshire Brands' results from operations for the first quarter of fiscal 2015 are included in the Prepared Foods segment.
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
In fiscal 2014, we announced our plan to sell our Brazil and Mexico operations, part of our International segment, to JBS for $575 million in cash, subject to certain adjustments. As further described in Note 2: Acquisitions and Dispositions, we sold our Brazil operations in the first quarter of fiscal 2015. The sale of our Mexico operation is pending the necessary government approvals and is expected to close in the second quarter of fiscal 2015.

The results from Dynamic Fuels are included in Other in fiscal 2014. We allocate expenses related to corporate activities to the segments, except for third-party acquisition and integration costs which are included in Other of $15 million.
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended
	December 27, 2014	December 28, 2013
Sales:
Chicken	$2,780	$2,656
Beef	4,391	3,734
Pork	1,540	1,424
Prepared Foods	2,133	907
International	305	327
Other	—	—
Intersegment Sales	(332)	(287)
Total Sales	$10,817	$8,761

Operating Income (Loss):
Chicken	$351	$253
Beef	(6)	58
Pork	122	121
Prepared Foods	71	16
International	(14)	(28)
Other	(15)	(8)
Total Operating Income	509	412

Total Other (Income) Expense	74	29

Income before Income Taxes	$435	$383
The Chicken segment had sales of $1 million and $2 million in the first quarter of fiscal 2015 and 2014, respectively, from transactions with other operating segments of the Company. The Beef segment had sales of $78 million and $63 million in the first quarter of fiscal 2015 and 2014, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $253 million and $222 million in the first quarter of fiscal 2015 and 2014, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

NOTE 16: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of leases and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of December 27, 2014, was $62 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 13 years. The maximum potential amount of the residual value guarantees is $53 million, of which $47 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At December 27, 2014, and September 27, 2014, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of December 27, 2014, was approximately $330 million. We had no receivables under these programs at December 27, 2014 and $4 million at September 27, 2014. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at December 27, 2014, and September 27, 2014.
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
There are seven pending lawsuits involving our beef, pork and prepared foods plants, in which certain present and past employees allege that we failed to compensate them for the time it takes to engage in pre- and post-shift activities, such as changing into and out of protective and sanitary clothing and walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act and various state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction.

•
Garcia, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, May 15, 2006 - After a trial involving our Garden City, Kansas beef plant, a jury verdict in favor of the plaintiffs was entered on March 17, 2011. Exclusive of pre- and post-judgment interest, attorneys’ fees and costs, the jury found violations of federal and state laws for pre- and post-shift work activities and awarded damages in the amount of $503,011. Plaintiffs’ counsel filed an application for attorneys’ fees and expenses which we contested. On December 7, 2012, the court granted plaintiffs' counsel's application and awarded a total of $3,609,723. We appealed the jury’s verdict and trial court’s award to the Tenth Circuit Court of Appeals. The appellate court affirmed the jury verdict and judgment and subsequently denied our petition for rehearing. We subsequently paid the judgment.

•
Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007 - A jury trial was held involving our Storm Lake, Iowa pork plant which resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145. We appealed the jury's verdict and trial court's award to the Eighth Circuit Court of Appeals. The appellate court affirmed the jury verdict and judgment on August 25, 2014, and we filed a petition for rehearing on September 22, 2014, which was denied.

•
Acosta, et al. v Tyson Foods, Inc. dba Tyson Fresh Meats, Inc., D. Nebraska, February 29, 2008 - A bench trial was held involving our Madison, Nebraska pork plant, in January 2013. In May 2013 the trial court awarded the plaintiffs $5,733,943 for unpaid overtime wages. Subsequently, the court ordered the class of plaintiffs expanded, and the plaintiffs submitted an updated calculation of $6,258,330 for unpaid overtime wages as reflected by payroll data through May 2013. On January 30, 2014, the trial court entered judgment in favor of the plaintiffs in the amount of $18,774,989, which represents a tripling of the plaintiffs’ alleged damages. The court denied our post-trial motions, and we appealed to the Eighth Circuit Court of Appeals. Oral argument was held before the appellate court on January 15, 2015.

•
Gomez, et al. v. Tyson Foods, Inc., D. Nebraska, January 16, 2008 - A jury trial involving our Dakota City, Nebraska beef plant, was held, and the jury found in favor of the plaintiffs on April 3, 2013. On October 2, 2013, the trial court denied the parties’ post-trial motions and entered judgment awarding unpaid overtime wages, liquidated damages, and penalties totaling $4,960,787. We appealed the jury’s verdict and trial court’s award to the Eighth Circuit Court of Appeals. Oral argument was held before the appellate court on January 15, 2015.

•
Edwards, et al. v. Tyson Foods, Inc. dba Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008 - The trial court in this case, which involves our Perry and Waterloo, Iowa pork plants, decertified the state law class and granted other pre-trial motions that resulted in judgment in our favor with respect to the plaintiffs’ claims. The plaintiffs have filed a motion to modify this judgment.

•
Abdiaziz, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, September 30, 2011 - This case involves our Emporia, Kansas beef plant, and was bifurcated from the case involving our Garden City, Kansas beef plant. It is presently stayed.

•
Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008; and DeVoss v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, C.D. Illinois, March 2, 2011 - These cases involve our Joslin, Illinois beef plant and are in their preliminary stages.

•	Dozier, Southerland, et al. v. Hillshire Brands, Co., Inc. E.D. North Carolina, September 2, 2014 - This case involves our Tarboro, N.C. prepared foods plant and is in its preliminary stages.
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

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended December 27, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$228	$5,809	$5,325	$(545)	$10,817
Cost of Sales	19	5,662	4,722	(542)	9,861
Gross Profit	209	147	603	(3)	956
Selling, General and Administrative	34	61	355	(3)	447
Operating Income	175	86	248	—	509
Other (Income) Expense:
Interest expense, net	69	—	6	—	75
Other, net	(1)	—	—	—	(1)
Equity in net earnings of subsidiaries	(237)	(38)	—	275	—
Total Other (Income) Expense	(169)	(38)	6	275	74
Income (Loss) before Income Taxes	344	124	242	(275)	435
Income Tax (Benefit) Expense	35	30	60	—	125
Net Income	309	94	182	(275)	310
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	1	—	1
Net Income Attributable to Tyson	$309	$94	$181	$(275)	$309

Comprehensive Income (Loss)	332	104	186	(289)	333
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	1	—	1
Comprehensive Income (Loss) Attributable to Tyson	$332	$104	$185	$(289)	$332

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended December 28, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$167	$5,048	$3,987	$(441)	$8,761
Cost of Sales	17	4,826	3,674	(441)	8,076
Gross Profit	150	222	313	—	685
Selling, General and Administrative	23	55	195	—	273
Operating Income	127	167	118	—	412
Other (Income) Expense:
Interest expense, net	5	15	6	—	26
Other, net	6	(1)	(2)	—	3
Equity in net earnings of subsidiaries	(175)	(6)	—	181	—
Total Other (Income) Expense	(164)	8	4	181	29
Income (Loss) before Income Taxes	291	159	114	(181)	383
Income Tax (Benefit) Expense	37	52	42	—	131
Net Income	254	107	72	(181)	252
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(2)	—	(2)
Net Income Attributable to Tyson	$254	$107	$74	$(181)	$254

Comprehensive Income (Loss)	244	102	63	(165)	244
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(2)	—	(2)
Comprehensive Income (Loss) Attributable to Tyson	$244	$102	$65	$(165)	$246

Condensed Consolidating Balance Sheet as of December 27, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$12	$369	$—	$381
Accounts receivable, net	1	724	1,052	—	1,777
Inventories	—	1,312	1,880	—	3,192
Other current assets	43	67	301	(36)	375
Assets held for sale	3	—	210	—	213
Total Current Assets	47	2,115	3,812	(36)	5,938
Net Property, Plant and Equipment	28	948	4,235	—	5,211
Goodwill	—	881	5,819	—	6,700
Intangible Assets, net	—	14	5,232	—	5,246
Other Assets	160	149	354	—	663
Investment in Subsidiaries	21,153	2,092	—	(23,245)	—
Total Assets	$21,388	$6,199	$19,452	$(23,281)	$23,758

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$189	$—	$407	$—	$596
Accounts payable	28	1,148	971	—	2,147
Other current liabilities	5,414	163	859	(5,279)	1,157
Liabilities held for sale	—	—	54	—	54
Total Current Liabilities	5,631	1,311	2,291	(5,279)	3,954
Long-Term Debt	6,441	2	488	—	6,931
Deferred Income Taxes	17	101	2,355	—	2,473
Other Liabilities	176	127	960	—	1,263

Total Tyson Shareholders’ Equity	9,123	4,658	13,344	(18,002)	9,123
Noncontrolling Interest	—	—	14	—	14
Total Shareholders’ Equity	9,123	4,658	13,358	(18,002)	9,137
Total Liabilities and Shareholders’ Equity	$21,388	$6,199	$19,452	$(23,281)	$23,758

Condensed Consolidating Balance Sheet as of September 27, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$41	$397	$—	$438
Accounts receivable, net	3	665	1,016	—	1,684
Inventories	—	1,272	2,002	—	3,274
Other current assets	42	78	379	(120)	379
Assets held for sale	3	—	443	—	446
Total Current Assets	48	2,056	4,237	(120)	6,221
Net Property, Plant and Equipment	30	932	4,168	—	5,130
Goodwill	—	881	5,825	—	6,706
Intangible Assets, net	—	15	5,261	—	5,276
Other Assets	204	148	326	(55)	623
Investment in Subsidiaries	20,845	2,049	—	(22,894)	—
Total Assets	$21,127	$6,081	$19,817	$(23,069)	$23,956

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$240	$—	$403	$—	$643
Accounts payable	35	755	1,016	—	1,806
Other current liabilities	4,718	235	921	(4,667)	1,207
Liabilities held for sale	—	—	141	—	141
Total Current Liabilities	4,993	990	2,481	(4,667)	3,797
Long-Term Debt	7,056	2	532	(55)	7,535
Deferred Income Taxes	21	96	2,333	—	2,450
Other Liabilities	167	125	978	—	1,270

Total Tyson Shareholders’ Equity	8,890	4,868	13,479	(18,347)	8,890
Noncontrolling Interest	—	—	14	—	14
Total Shareholders’ Equity	8,890	4,868	13,493	(18,347)	8,904
Total Liabilities and Shareholders’ Equity	$21,127	$6,081	$19,817	$(23,069)	$23,956

Condensed Consolidating Statement of Cash Flows for the three months ended December 27, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$55	$325	$432	$—	$812
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(40)	(191)	—	(231)
(Purchases of)/Proceeds from marketable securities, net	—	—	(3)	—	(3)
Proceeds from sale of businesses	—	—	142	—	142
Other, net	—	—	3	—	3
Cash Provided by (Used for) Investing Activities	—	(40)	(49)	—	(89)
Cash Flows from Financing Activities:
Net change in debt	(667)	—	(1)	—	(668)
Purchases of Tyson Class A common stock	(91)	—	—	—	(91)
Dividends	(37)	—	—	—	(37)
Stock options exercised	16	—	—	—	16
Other, net	5	—	—	—	5
Net change in intercompany balances	719	(314)	(405)	—	—
Cash Provided by (Used for) Financing Activities	(55)	(314)	(406)	—	(775)
Effect of Exchange Rate Change on Cash	—	—	(5)	—	(5)
Increase (Decrease) in Cash and Cash Equivalents	—	(29)	(28)	—	(57)
Cash and Cash Equivalents at Beginning of Year	—	41	397	—	438
Cash and Cash Equivalents at End of Period	$—	$12	$369	$—	$381

Condensed Consolidating Statement of Cash Flows for the three months ended December 28, 2013					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$(4)	$284	$81	$—	$361
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(35)	(104)	—	(140)
(Purchases of)/Proceeds from marketable securities, net	—	—	(1)	—	(1)
Other, net	—	1	(4)	—	(3)
Cash Provided by (Used for) Investing Activities	(1)	(34)	(109)	—	(144)
Cash Flows from Financing Activities:
Net change in debt	(367)	—	(6)	—	(373)
Purchases of Tyson Class A common stock	(159)	—	—	—	(159)
Dividends	(25)	—	—	—	(25)
Stock options exercised	12	—	—	—	12
Other, net	5	—	—	—	5
Net change in intercompany balances	539	(261)	(278)	—	—
Cash Provided by (Used for) Financing Activities	5	(261)	(284)	—	(540)
Effect of Exchange Rate Change on Cash	—	—	3	—	3
Increase (Decrease) in Cash and Cash Equivalents	—	(11)	(309)	—	(320)
Cash and Cash Equivalents at Beginning of Year	—	21	1,124	—	1,145
Cash and Cash Equivalents at End of Period	$—	$10	$815	$—	$825

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Our operations are conducted in five segments: Chicken, Beef, Pork, Prepared Foods and International. On August 28, 2014, we acquired and consolidated The Hillshire Brands Company ("Hillshire Brands"), a manufacturer and marketer of branded, convenient foods. Hillshire Brands' results from operations for the first quarter of fiscal 2015 are included in the Prepared Foods segment.
Overview

•
General – Our operating income grew 24% in the first quarter of fiscal 2015, which was led by record earnings in our Chicken segment and strong earnings in our Pork and Prepared Foods segments. Sales grew to a record $10.8 billion in the first quarter of fiscal 2015 and we were able to reduce total debt by approximately $650 million driven by record operating cash flows of $812 million. We continued to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth for the future.

•
Hillshire Integration – We continue to maintain focus on the integration of Hillshire Brands and synergy capture. As we execute our Prepared Foods strategy, we estimate the impact of the Hillshire Brands synergies, along with the profit improvement plan related to our legacy Prepared Foods business, will have a positive impact of more than $225 million in fiscal 2015, and more than $500 million by fiscal 2017. The majority of these benefits will be realized in the Prepared Foods segment. In the first quarter of fiscal 2015, we captured $60 million of synergies and profit improvement initiatives of which $55 million impacted the Prepared Foods segment.

•
Market environment – Our Chicken segment delivered record results in the first quarter of fiscal 2015 driven by strong demand and favorable domestic market conditions. The Pork segment’s operating margins were within its normalized range due to favorable market conditions associated with strong demand for our pork products. Our Prepared Foods segment results improved despite increased raw material prices as we continued to execute our profit improvement plan and integrate Hillshire Brands. The Beef segment experienced a loss driven by higher fed cattle costs, lower availability of fed cattle supplies, and reduced demand for premium beef products. Our International segment experienced losses due to challenging market conditions in China.

•	Margins – Our total operating margin was 4.7% in the first quarter of fiscal 2015. Operating margins by segment were as follows:

•	Chicken – 12.6%

•	Beef – (0.1)%

•	Pork – 7.9%

•	Prepared Foods – 3.3%

•	International – (4.6)%

•
Liquidity – During the first quarter of fiscal 2015 we generated $812 million of operating cash flows. At December 27, 2014, we had approximately $1.6 billion of liquidity, which includes availability under our credit facility and $381 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended
	December 27, 2014	December 28, 2013
Net income attributable to Tyson	$309	$254
Net income attributable to Tyson – per diluted share	$0.74	$0.72
First quarter - Fiscal 2015 - Net income attributable to Tyson included the following items:

•	$36 million, or $0.06 per diluted share, of ongoing costs related to a legacy Hillshire Brands plant fire.

•	$19 million, or $0.03 per diluted share, related to the Hillshire Brands merger and integration costs.

•	$26 million, or $0.06 per diluted share, related to recognition of previously unrecognized tax benefits.

Summary of Results
Sales

in millions	Three Months Ended
	December 27, 2014	December 28, 2013
Sales	$10,817	$8,761
Change in sales volume	7.7%
Change in average sales price	14.7%
Sales growth	23.5%
First quarter – Fiscal 2015 vs Fiscal 2014

•
Sales Volume – Sales were positively impacted by higher sales volume, which accounted for an increase of $756 million. The Chicken, Pork and Prepared Foods segments each had an increase in sales volume offset by a decrease in sales volume in each of the Beef and International segments. Prepared Foods contributed the majority of the increase due to the acquisition of Hillshire Brands on August 28, 2014.

•	Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of
$1.3 billion. All segments, with the exception of the International segment, had an increase in average sales price largely due to improved mix and increased pricing associated with rising raw material, cattle and hog costs.
Cost of Sales

in millions	Three Months Ended
	December 27, 2014	December 28, 2013
Cost of sales	$9,861	$8,076
Gross profit	$956	$685
Cost of sales as a percentage of sales	91.2%	92.2%
First quarter – Fiscal 2015 vs Fiscal 2014

•	Cost of sales increased $1.8 billion. Higher input cost per pound increased cost of sales $1.1 billion and higher sales volume increased cost of sales $676 million.

•	The $1.1 billion impact of higher input cost per pound was primarily driven by:

•	Increases in live cattle and live hog costs of approximately $780 million and $110 million, respectively.

•	Increases in raw material and other input costs of approximately $10 million in our legacy Prepared Foods business.

•	Increase of $36 million related to ongoing costs related to a legacy Hillshire Brands plant fire.

•
Increase due to net losses of $70 million in the first quarter of fiscal 2015, compared to net losses of $10 million in the first quarter of fiscal 2014, primarily from our Chicken and Beef segments commodity risk management activities. These amounts exclude the impact from related physical purchase transaction, which mostly offset the losses.

•	Increase in input cost per pound related to the acquisition of Hillshire Brands on August 28, 2014.

•	Decreases in feed costs of approximately $110 million in our Chicken segment and $10 million in our International segment.

•
The $676 million impact of higher sales volume was driven by increases in sales volume in each of our segments other than our Beef and International segments. Prepared Foods contributed to the majority of the increase due to the acquisition of Hillshire Brands on August 28, 2014.

Selling, General and Administrative

in millions	Three Months Ended
	December 27, 2014	December 28, 2013
Selling, general and administrative expense	$447	$273
As a percentage of sales	4.1%	3.1%
First quarter – Fiscal 2015 vs Fiscal 2014

•	Increase of $134 million related to the inclusion of Hillshire Brands in the first quarter of fiscal 2015 results with no corresponding amounts in the first quarter of fiscal 2014.

•	Increase of $19 million related to merger and integration costs.

•	Increase of $18 million related to amortization associated with acquired Hillshire Brands’ intangibles.
Interest Expense

in millions	Three Months Ended
	December 27, 2014	December 28, 2013
Cash interest expense	$75	$28
Non-cash interest expense	2	—
Total Interest Expense	$77	$28
First quarter – Fiscal 2015 vs Fiscal 2014

•	Cash interest expense primarily included interest expense related to the coupon rates for senior notes and term loans and commitment/letter of credit fees incurred on our revolving credit facilities. The increase in cash interest expense in the first quarter of fiscal 2015 was primarily due to senior notes and term loans issued and debt assumed in connection with our acquisition of Hillshire Brands on August 28, 2014.
•Non-cash interest expense primarily included amounts related to the amortization of debt issuance costs and discounts/
premiums on note issuances, partially offset by interest capitalized. The increase in non-cash interest expense is due to increased amortization of debt issuance costs incurred with our acquisition of Hillshire Brands.
Other (Income) Expense, net

in millions	Three Months Ended
	December 27, 2014	December 28, 2013
	$(1)	$3
First quarter – Fiscal 2015

•	Included $1 million of income from equity earnings in joint ventures.
First quarter - Fiscal 2014

•
Included an expense of $6 million related to the impairment of an equity security investment, which was partially offset by income of $3 million of equity earnings in joint ventures and foreign currency exchange gains.

Effective Tax Rate

Three Months Ended
December 27, 2014	December 28, 2013
28.8%	34.3%
First quarter - Fiscal 2015 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction;

•	losses in foreign jurisdictions for which no benefit is recognized; and

•	decrease in tax reserves due to the expiration of statutes of limitations and settlements with taxing authorities.
First quarter - Fiscal 2014 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction; and

•	losses in foreign jurisdictions for which no benefit is recognized.
Segment Results
We operate in five segments: Chicken, Beef, Pork, Prepared Foods and International. The following table is a summary of sales and operating income (loss), which is how we measure segment income.

in millions	Sales
	Three Months Ended
	December 27, 2014	December 28, 2013
Chicken	$2,780	$2,656
Beef	4,391	3,734
Pork	1,540	1,424
Prepared Foods	2,133	907
International	305	327
Other	—	—
Intersegment Sales	(332)	(287)
Total	$10,817	$8,761

in millions	Operating Income (Loss)
	Three Months Ended
	December 27, 2014	December 28, 2013
Chicken	$351	$253
Beef	(6)	58
Pork	122	121
Prepared Foods	71	16
International	(14)	(28)
Other	(15)	(8)
Total	$509	$412
Note: During the second quarter of fiscal 2014, we began reporting our International operation as a separate segment, which was previously included in our Chicken segment. All periods presented have been reclassified to reflect this change.
First quarter – Fiscal 2015

•
Operating income was reduced by $40 million in the Prepared Foods segment due to $36 million of ongoing costs related to a legacy Hillshire Brands plant fire and $4 million of merger and acquisition costs.

•	Operating income was reduced by $15 million in Other for third-party merger and integration costs.

Chicken Segment Results

in millions	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Sales	$2,780	$2,656	$124
Sales Volume Change			3.1%
Average Sales Price Change			1.5%
Operating Income	$351	$253	$98
Operating Margin	12.6%	9.5%
First quarter – Fiscal 2015 vs Fiscal 2014

•	Sales Volume – Sales volume grew as a result of stronger demand for chicken products.

•	Average Sales Price – Average sales price increased as a result of market conditions and sales mix changes.

•
Operating Income – Operating income increased due to higher average sales price and volumes in addition to lower feed ingredient costs which decreased $110 million during the first quarter of fiscal 2015.

Beef Segment Results

in millions	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Sales	$4,391	$3,734	$657
Sales Volume Change			(2.7)%
Average Sales Price Change			20.9%
Operating Income	$(6)	$58	$(64)
Operating Margin	(0.1)%	1.6%
First quarter – Fiscal 2015 vs Fiscal 2014

•	Sales Volume – Sales volume decreased due to a reduction in live cattle processed.

•	Average Sales Price – Average sales price increased due to lower domestic availability of beef products.

•
Operating Income – Operating income decreased due to higher fed cattle costs and periods of reduced consumption of beef products, which made it difficult to pass along increased input costs, as well as lower sales volumes and increased operating costs.

Pork Segment Results

in millions	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Sales	$1,540	$1,424	$116
Sales Volume Change			1.1%
Average Sales Price Change			7.0%
Operating Income	$122	$121	$1
Operating Margin	7.9%	8.5%
First quarter – Fiscal 2015 vs Fiscal 2014

•	Sales Volume – Sales volume increased due to better domestic demand for our pork products.

•
Average Sales Price – Average sales price increased due to better demand for our pork products. Additionally our average sales price increased due to lower total hog supplies, which resulted in higher input costs.

•	Operating Income – Operating income remained strong as we maximized our revenues relative to live hog markets, partially attributable to operational and mix performance.

Prepared Foods Segment Results

in millions	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Sales	$2,133	$907	$1,226
Sales Volume Change			89.5%
Average Sales Price Change			24.1%
Operating Income	$71	$16	$55
Operating Margin	3.3%	1.8%
First quarter – Fiscal 2015 vs Fiscal 2014

•	Sales Volume – Sales volume increased primarily due to incremental volumes from the acquisition of Hillshire Brands as well as improved demand for our prepared foods products.

•
Average Sales Price – Average sales price increased due to price increases associated with better product mix which was positively impacted by the acquisition of Hillshire Brands, as well as increased prices associated with higher input costs.

•
Operating Income – Despite incurring $10 million of higher raw material costs and $40 million of ongoing costs related to a legacy Hillshire Brands plant fire and merger and acquisition costs, operating income improved due to an increase in sales volume and average sales price mainly attributed to Hillshire Brands. Additionally, Prepared Foods operating income was positively impacted by $55 million related to profit improvement initiatives and Hillshire Brands synergies.

International Segment Results

in millions	Three Months Ended
	December 27, 2014	December 28, 2013	Change
Sales	$305	$327	$(22)
Sales Volume Change			(3.8)%
Average Sales Price Change			(2.9)%
Operating Income	$(14)	$(28)	$14
Operating Margin	(4.6)%	(8.6)%
First quarter – Fiscal 2015 vs Fiscal 2014

•	Sales Volume – Sales volume decreased due to the sale of the Brazil operation during the first quarter of fiscal 2015.

•	Average Sales Price – Average sales price decreased due to supply imbalances associated with weak demand in China.

•	Operating Income – Operating loss improved due to the sale of the Brazil operation and better market conditions in Mexico.

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
Cash Flows from Operating Activities

in millions	Three Months Ended
	December 27, 2014	December 28, 2013
Net income	$310	$252
Non-cash items in net income:
Depreciation and amortization	175	127
Deferred income taxes	11	(15)
Other, net	6	22
Convertible debt discount	—	(92)
Net, changes in working capital	310	67
Net cash provided by operating activities	$812	$361

•
Operating cash outflow associated with the Convertible debt discount related to the initial debt discount of $92 million on our 3.25% convertible notes issued in 2008, which matured on October 15, 2013 and were retired in the first quarter of fiscal 2014.

•	Cash flows associated with changes in working capital for the three months ended:

•
December 27, 2014 – Increased primarily due to higher accounts payable and taxes payable, partially offset by an increase in accounts receivable. The increases in accounts payable and accounts receivable are largely due to increases in input costs and price increases associated with the higher input costs as well as due to the timing of payments and sales.

•
December 28, 2013 – Increased primarily due to higher accounts payable and lower inventory balances, partially offset by decreases in accrued interest payable and accrued salaries, wages and benefit balances. The decrease in inventory balance was largely due to a decline in overall feed ingredient costs.

Cash Flows from Investing Activities

in millions	Three Months Ended
	December 27, 2014	December 28, 2013
Additions to property, plant and equipment	$(231)	$(140)
(Purchases of)/Proceeds from marketable securities, net	(3)	(1)
Proceeds from sale of businesses	142	—
Other, net	3	(3)
Net cash used for investing activities	$(89)	$(144)

•	Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2015 is expected to be approximately $900 million, and will include spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility.

•	Proceeds from sale of businesses primarily include proceeds, net of cash transferred, from the sale of our Brazil operation.

Cash Flows from Financing Activities

in millions	Three Months Ended
	December 27, 2014	December 28, 2013
Payments on debt	$(668)	$(379)
Net proceeds from borrowings	—	6
Purchases of Tyson Class A common stock	(91)	(159)
Dividends	(37)	(25)
Stock options exercised	16	12
Other, net	5	5
Net cash used for financing activities	$(775)	$(540)

•	During the first quarter of fiscal 2015, we retired the 5-year tranche A term loan facility for $353 million and paid down the 3-year tranche term loan facility by $300 million.

•
Our 3.25% convertible notes issued in 2008 matured on October 15, 2013 at which time we paid the $458 million principal value with cash on hand, and settled the conversion premium by issuing 11.7 million shares of our Class A stock from available treasury shares. These notes were initially recorded at a $92 million discount, which equaled the fair value of an equity conversion premium instrument. The portion of the payment of the notes related to the initial $92 million discount was recorded in cash flows from operating activities. Simultaneous to the settlement of the conversion premium, we received 11.7 million shares of our Class A stock from call options purchased at the time of issuance of the notes.

•	Purchases of Tyson Class A stock included:

•	$81 million and $150 million of shares repurchased pursuant to our share repurchase program during the first quarter of fiscal 2015 and 2014, respectively.

•	$10 million and $9 million of shares repurchased to fund certain obligations under our equity compensation programs during the first quarter of fiscal 2015 and 2014, respectively.

•	We currently plan to repurchase a number of shares equivalent to the dilution expected to be realized from the current fiscal year grant under our stock-based compensation programs.

•	Dividends during the first quarter of fiscal 2015 included a 33% increase to our quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$381
Short-term investments					2
Revolving credit facility	September 2019	$1,250	$5	$—	1,245
Total liquidity					$1,628

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of workers’ compensation insurance programs and derivative activities.

•	We expect net interest expense will approximate $285 million for fiscal 2015 (53-weeks).

•
At December 27, 2014, approximately $326 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries with the exception of the undistributed earnings of our Mexican subsidiaries due to the pending sale. Except for cash generated from the sale of our Mexico operation, our intention is to reinvest the cash held by foreign subsidiaries permanently or to repatriate the cash only when it is tax effective to do so.

•	Our current ratio was 1.50 to 1 and 1.64 to 1 at December 27, 2014, and September 27, 2014, respectively.

Capital Resources
Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.25 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of December 27, 2014, we had outstanding letters of credit totaling $5 million issued under this facility, none of which were drawn upon, which left $1,245 million available for borrowing. Our revolving credit facility is funded by a syndicate of 42 banks, with commitments ranging from $0.3 million to $85 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At December 27, 2014, and September 27, 2014, the ratio of our net debt to EBITDA was 3.5x and 4.1x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures. The decrease in this ratio at December 27, 2014 was due to increased EBITDA and the reduction of debt during the first quarter of fiscal 2015 of approximately $650 million.
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
Revolving Credit Facility
S&P's corporate credit rating for Tyson Foods, Inc. is "BBB." Moody’s senior, unsecured, subsidiary guaranteed long-term debt rating for Tyson Foods, Inc. is "Baa3." Fitch Ratings, a wholly owned subsidiary of Fimalac, S.A. (Fitch), issuer default rating for Tyson Foods, Inc. is "BBB." The below table outlines the fees paid on the unused portion of the facility (Facility Fee Rate) and letter of credit fees (Undrawn Letter of Credit Fee and Borrowing Spread) depending on the rating levels of Tyson Foods, Inc. from S&P, Moody's and Fitch.

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
Debt Covenants
Our revolving credit and term loan facilities contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens and encumbrances; incur debt; merge, dissolve, liquidate or consolidate; make acquisitions and investments; dispose of or transfer assets; change the nature of our business; engage in certain transactions with affiliates; and enter into hedging transactions, in each case, subject to certain qualifications and exceptions. In addition, we are required to maintain minimum interest expense coverage and maximum debt-to-capitalization ratios.
Our senior notes also contain affirmative and negative covenants that, among other things, may limit or restrict our ability to: create liens; engage in certain sale/leaseback transactions; and engage in certain consolidations, mergers and sales of assets.
We were in compliance with all debt covenants at December 27, 2014.

RECENTLY ADOPTED/ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; marketing and advertising costs; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets; impairment of goodwill and other intangible assets; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 27, 2014.
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
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effect of, or changes in, general economic conditions; (ii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (iii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iv) successful rationalization of existing facilities and operating efficiencies of the facilities; (v) risks associated with our commodity purchasing activities; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers or loss of one or more large customers; (xii) adverse results from litigation; (xiii) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemic or extreme weather; (xiv) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvi) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xvii) failures or security breaches of our information technology systems; (xviii) effectiveness of advertising and marketing programs; and (xix) those factors listed under Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended September 27, 2014.

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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as December 27, 2014, and September 27, 2014, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	December 27, 2014	September 27, 2014
Livestock:
Cattle	$50	$42
Hogs	18	32
Grain	11	10
Interest Rate Risk: At December 27, 2014, we had variable rate debt of $1.4 billion with a weighted average interest rate of 1.6%. A hypothetical 10% increase in interest rates effective at December 27, 2014, and September 27, 2014, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At December 27, 2014, we had fixed-rate debt of $6.1 billion with a weighted average interest rate of 4.2%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $113 million at December 27, 2014 and $109 million at September 27, 2014. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We have interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits in the Annual Report on Form 10-K for the year ended September 27, 2014 for additional information.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Indian rupee and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at December 27, 2014, and September 27, 2014, related to the foreign exchange forward and option contracts would have a $3 million and $9 million impact, respectively, on pretax income.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2014 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2014 Annual Report.
EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Three Months Ended		Fiscal Year Ended	Twelve Months Ended
	December 27, 2014	December 28, 2013	September 27, 2014	December 27, 2014

Net income	$310	$252	$856	$914
Less: Interest income	(2)	(2)	(7)	(7)
Add: Interest expense	77	28	132	181
Add: Income tax expense	125	131	396	390
Add: Depreciation	148	120	494	522
Add: Amortization (a)	23	4	26	45
EBITDA	$681	$533	$1,897	$2,045

Total gross debt			$8,178	$7,527
Less: Cash and cash equivalents			(438)	(381)
Less: Short-term investments			(1)	(2)
Total net debt			$7,739	$7,144

Ratio Calculations:
Gross debt/EBITDA			4.3x	3.7x
Net debt/EBITDA			4.1x	3.5x

(a)
Excludes the amortization of debt discount expense of $4 million and $3 million for the three months ended December 27, 2014, and December 28, 2013, respectively, $10 million for the fiscal year ended September 27, 2014, and $11 million for the twelve months ended December 27, 2014, as it is included in Interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 27, 2014, our disclosure controls and procedures were effective.
In the first quarter ended December 27, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 16: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.
On June 17, 2014, the Missouri attorney general filed a civil lawsuit against us in the circuit court of Barry County, Missouri, concerning an incident that occurred in May 2014 in which some feed supplement was discharged from our plant in Monett, Missouri, to the City of Monett’s wastewater treatment plant allegedly leading to a fish kill in a local stream and odor issues around the plant. That lawsuit alleges six violations stemming from the incident and seeks penalties against us, compensation for damage to the stream, and reimbursement for the State of Missouri’s costs in investigating the matter. In January 2015 a consent judgment was entered that resolved the lawsuit. The judgment requires payment of $540,000, which includes amounts for penalties, cost recovery and supplemental environmental projects. The U.S. Environmental Protection Agency has also indicated to us that it has begun a criminal investigation into the incident. If we become subject to criminal charges, we may be subject to a fine and other relief, as well as government contract suspension and debarment. We are cooperating with the Environmental Protection Agency but cannot predict the outcome of its investigation at this time. It is also possible that other regulatory agencies may commence investigations and allege additional violations.
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
Other Matters: At September 27, 2014, we had approximately 124,000 employees and, at any time, we have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.

Item 1A.	Risk Factors
There have been no material changes to the risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended September 27, 2014. These risk factors should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Sept. 28, 2014 to Oct. 25, 2014	128,702		$40.02	—		32,054,771
Oct. 26, 2014 to Nov. 29, 2014	1,276,535		40.74	1,200,000		30,854,771
Nov. 30, 2014 to Dec. 27, 2014	838,622		39.81	800,000		30,054,771
Total	2,243,859	(2)	$40.35	2,000,000	(3)	30,054,771

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

(2)
We purchased 243,859 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 158,360 shares purchased in open market transactions and 85,499 shares withheld to cover required tax withholdings on the vesting of restricted stock.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December, 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: January 30, 2015	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: January 30, 2015	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer