Form 10-Q
period 2015-03-28
TYSON FOODS INC
filed 2015-05-04
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 28, 2015.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	304,003,272
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,805

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Sales	$9,979	$9,032	$20,796	$17,793
Cost of Sales	8,990	8,381	18,851	16,457
Gross Profit	989	651	1,945	1,336
Selling, General and Administrative	442	290	889	563
Operating Income	547	361	1,056	773
Other (Income) Expense:
Interest income	(1)	(3)	(3)	(5)
Interest expense	71	25	148	53
Other, net	(6)	(2)	(7)	1
Total Other (Income) Expense	64	20	138	49
Income before Income Taxes	483	341	918	724
Income Tax Expense	172	131	297	262
Net Income	311	210	621	462
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1	(3)	2	(5)
Net Income Attributable to Tyson	$310	$213	$619	$467
Weighted Average Shares Outstanding:
Class A Basic	334	273	335	272
Class B Basic	70	70	70	70
Diluted	415	356	416	355
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.78	$0.64	$1.55	$1.40
Class B Basic	$0.71	$0.58	$1.42	$1.26
Diluted	$0.75	$0.60	$1.49	$1.32
Dividends Declared Per Share:
Class A	$0.100	$0.075	$0.225	$0.175
Class B	$0.090	$0.068	$0.203	$0.158
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net Income	$311	$210	$621	$462
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(1)	7	—	5
Investments	2	—	11	3
Currency translation	(25)	6	(19)	(5)
Postretirement benefits	—	—	7	2
Total Other Comprehensive Income (Loss), Net of Taxes	(24)	13	(1)	5
Comprehensive Income	287	223	620	467
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1	(3)	2	(5)
Comprehensive Income Attributable to Tyson	$286	$226	$618	$472
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	March 28, 2015	September 27, 2014
Assets
Current Assets:
Cash and cash equivalents	$223	$438
Accounts receivable, net	1,632	1,684
Inventories	3,262	3,274
Other current assets	346	379
Assets held for sale	205	446
Total Current Assets	5,668	6,221
Net Property, Plant and Equipment	5,278	5,130
Goodwill	6,689	6,706
Intangible Assets, net	5,223	5,276
Other Assets	668	623
Total Assets	$23,526	$23,956

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,236	$643
Accounts payable	1,694	1,806
Other current liabilities	1,072	1,207
Liabilities held for sale	49	141
Total Current Liabilities	4,051	3,797
Long-Term Debt	6,438	7,535
Deferred Income Taxes	2,452	2,450
Other Liabilities	1,215	1,270
Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 346 million shares	35	35
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,282	4,257
Retained earnings	6,285	5,748
Accumulated other comprehensive loss	(148)	(147)
Treasury stock, at cost – 42 million shares at March 28, 2015 and 40 million shares at September 27, 2014	(1,106)	(1,010)
Total Tyson Shareholders’ Equity	9,355	8,890
Noncontrolling Interests	15	14
Total Shareholders’ Equity	9,370	8,904
Total Liabilities and Shareholders’ Equity	$23,526	$23,956
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 28, 2015	March 29, 2014
Cash Flows From Operating Activities:
Net income	$621	$462
Depreciation and amortization	347	254
Deferred income taxes	12	(24)
Convertible debt discount	—	(92)
Other, net	36	32
Net changes in operating assets and liabilities	(208)	(367)
Cash Provided by Operating Activities	808	265
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(435)	(293)
Purchases of marketable securities	(17)	(21)
Proceeds from sale of marketable securities	15	18
Acquisitions, net of cash acquired	—	(56)
Proceeds from sale of businesses	142	—
Other, net	4	8
Cash Used for Investing Activities	(291)	(344)
Cash Flows From Financing Activities:
Payments on debt	(715)	(390)
Proceeds from issuance of long-term debt	—	14
Borrowings on revolving credit facility	1,080	—
Payments on revolving credit facility	(905)	—
Purchases of Tyson Class A common stock	(150)	(275)
Dividends	(75)	(50)
Stock options exercised	34	49
Other, net	10	19
Cash Used for Financing Activities	(721)	(633)
Effect of Exchange Rate Changes on Cash	(11)	5
Decrease in Cash and Cash Equivalents	(215)	(707)
Cash and Cash Equivalents at Beginning of Year	438	1,145
Cash and Cash Equivalents at End of Period	$223	$438
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of March 28, 2015, and the results of operations for the three and six months ended March 28, 2015, and March 29, 2014. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance changing the criteria for recognizing revenue. The guidance provides for a single five-step model to be applied to all revenue contracts with customers. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is not permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In February 2015, the FASB issued guidance changing the analysis procedures that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods, beginning after December 15, 2015, our fiscal 2017. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, our fiscal 2017. Early adoption is permitted. This new guidance is not expected to have a material impact on our consolidated financial statements.
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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date. Certain estimated values for the acquisition, including goodwill, intangible assets, property, plant and equipment, and deferred taxes, are not yet finalized and the preliminary purchase price allocations are subject to change as we complete our analysis of the fair value at the date of acquisition. The purchase price was allocated based on information available at the acquisition date. During the first six months of fiscal 2015, we recorded measurement period adjustments, which reduced goodwill by $15 million, after obtaining additional information regarding, among other things, asset valuations and liabilities assumed. The amount was not considered material and therefore prior periods have not been revised.

in millions
Cash and cash equivalents	$72
Accounts receivable	236
Inventories	414
Other current assets	337
Property, Plant and Equipment	1,301
Goodwill	4,789
Intangible Assets	5,141
Other Assets	65
Accounts payable	(347)
Other current liabilities	(326)
Long-Term Debt	(869)
Deferred Income Taxes	(2,072)
Other Liabilities	(497)
Net assets acquired	$8,244
The fair value of identifiable intangible assets is as follows (in millions):

Intangible Asset Category	Type	Life in Years	Fair Value
Brands & trademarks	Non-amortizable	Indefinite	$4,062
Brands & trademarks	Amortizable	20 years	532
Customer relationships	Amortizable	Weighted average life of 16 years	541
Non-compete agreements	Amortizable	One year	6
Total identifiable intangible assets			$5,141
As a result of the acquisition, we recognized a total of $4,789 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities primarily in our Prepared Foods segment. The allocation of goodwill to our reporting units is pending finalization of the expected synergies and the impact of the synergies to our reporting units. The fair value of goodwill is not deductible for U.S. income tax purposes.
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

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results. The pro forma results for the six months ended March 29, 2014 include a nonrecurring tax benefit of $46 million recognized by Hillshire Brands primarily related to the release of valuation allowances on state deferred tax assets.

in millions	Three Months Ended	Six Months Ended
	March 29, 2014	March 29, 2014
Pro forma sales	$9,970	$19,787
Pro forma net income from continuing operations attributable to Tyson	$223	$561
Pro forma net income per diluted share from continuing operations attributable to Tyson	$0.53	$1.34
Additionally, during the second quarter of fiscal 2014 we acquired a value-added food business as part of our strategic expansion initiative, which is also included in our Prepared Foods segment. The aggregate purchase price of the acquisition was $56 million, which included $12 million for Property, Plant and Equipment, $27 million allocated to Intangible Assets and $18 million allocated to Goodwill.
Dispositions
In fiscal 2014, we announced our plan to sell our Brazil and Mexico operations, which are included in our International segment, to JBS SA ("JBS") for a combined $575 million in cash, subject to certain adjustments. As a result, we conducted an impairment test and recorded a $39 million impairment charge in the fourth quarter of fiscal 2014 related to the Brazil operation. We completed the sale of the Brazil operation in the first quarter of fiscal 2015 for net proceeds of $130 million subject to working capital and net debt adjustments. The sale did not result in a significant gain or loss as the carrying value of the Brazil operation approximated the sales proceeds at the time of sale. In April 2015, we received additional net proceeds of $23 million related to the working capital and net debt adjustments. The additional proceeds did not result in a significant gain or loss. The assets and liabilities associated with the Brazil operation were classified as held for sale on the balance sheet at September 27, 2014. The sale of the Mexico operation is pending the necessary government approvals, and we expect to receive a decision during fiscal 2015. Subject to governmental approval and completion of the sale, we would realize a gain on the sale. The assets and liabilities related to the Mexico operation are classified as held for sale on the balance sheet at March 28, 2015 and September 27, 2014.
The following table summarizes the net assets and liabilities held for sale (in millions):

	March 28, 2015	September 27, 2014
Assets held for sale:
Accounts receivable, net	$17	$74
Inventories	76	141
Other current assets	15	72
Net property, plant and equipment	75	132
Goodwill	14	16
Other assets	8	11
Total assets held for sale	$205	$446
Liabilities held for sale:
Current debt	$—	$32
Accounts payable	25	61
Other current liabilities	14	27
Long-term debt	—	9
Deferred income taxes	10	12
Total liabilities held for sale	$49	$141

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
In the second quarter of fiscal 2015, as part of our ongoing efforts to increase efficiencies in our Chicken business, we announced the planned closure of our Buena Vista, Georgia plant. Due to a combination of factors that included changing product needs, the age of the facility and the prohibitive cost of its renovation, operations are expected to cease during the third quarter of fiscal 2015. The closure is not expected to have a significant impact on the Company's operating results.
In fiscal 2014, we recorded impairment charges of $52 million related to the planned closure of three Prepared Foods plants. The Company’s Cherokee, Iowa plant closed in September 2014 and the Buffalo, New York and Santa Teresa, New Mexico plants each closed in January 2015. Additionally, in April 2014, Hillshire Brands announced that it would discontinue all production at its Florence, Alabama plant. The plant closed in December 2014 and the closure costs did not have a significant impact on the Company's financial results.
NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
At March 28, 2015, 68% of the cost of inventories was determined by the first-in, first-out ("FIFO") method as compared to 66% at September 27, 2014. The remaining cost of inventories for both years is determined by the weighted-average method.
The following table reflects the major components of inventory (in millions):

	March 28, 2015	September 27, 2014
Processed products	$1,788	$1,794
Livestock	1,060	1,066
Supplies and other	414	414
Total inventory	$3,262	$3,274
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	March 28, 2015	September 27, 2014
Land	$128	$126
Buildings and leasehold improvements	3,578	3,501
Machinery and equipment	6,322	6,144
Land improvements and other	281	276
Buildings and equipment under construction	444	334
	10,753	10,381
Less accumulated depreciation	5,475	5,251
Net property, plant and equipment	$5,278	$5,130
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	March 28, 2015	September 27, 2014
Accrued salaries, wages and benefits	$393	$490
Other	679	717
Total other current liabilities	$1,072	$1,207

NOTE 6: DEBT
The major components of debt are as follows (in millions):

	March 28, 2015	September 27, 2014
Revolving credit facility	$175	$—
Senior notes:
2.75% Senior notes due September 2015 (2015 Notes)	403	407
6.60% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
2.65% Notes due August 2019 (2019 Notes)	1,000	1,000
4.10% Notes due September 2020 (2020 Notes)	286	287
4.50% Senior notes due June 2022 (2022 Notes)	1,000	1,000
3.95% Notes due August 2024 (2024 Notes)	1,250	1,250
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032 (2032 Notes)	164	164
4.88% Notes due August 2034 (2034 Notes)	500	500
5.15% Notes due August 2044 (2044 Notes)	500	500
Discount on senior notes	(10)	(12)
Term loan facility:
3-year tranche A (1.56% at 03/28/2015)	842	1,172
5-year tranche A	—	353
5-year tranche B (1.69% at 03/28/2015)	552	552
Amortizing Notes - Tangible Equity Units (see Note 7: Equity)	175	205
Other	61	24
Total debt	7,674	8,178
Less current debt	1,236	643
Total long-term debt	$6,438	$7,535
Revolving Credit Facility
We have a $1.25 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in September 2019. After reducing for the amount borrowed and outstanding letters of credit issued under this facility, the amount available for borrowing at March 28, 2015, was $1,069 million. At March 28, 2015, we had outstanding letters of credit issued under this facility totaling $6 million, none of which were drawn upon. We had an additional $95 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and derivative activities.
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
Term Loan Facility
In August 2014, we borrowed under an unsecured term loan facility, which provided for total term loans in an aggregate principal amount of $2,300 million, consisting of a $1,202 million 3-year tranche A facility, a $546 million 5-year tranche A facility, and a $552 million 5-year tranche B facility. The principal of the 3-year tranche A facility amortizes at 2.5% per quarter. Interest is reset based on the selected LIBOR interest period plus 1.375% for the 3-year tranche A facility and 1.50% for the 5-year tranche B facility. In addition, we incurred term loan issuance costs of approximately $11 million.

On April 7, 2015, we entered into a term loan agreement, which provided total borrowings in an aggregate principal amount of $500 million, the full balance of which was used to prepay outstanding borrowings under the existing 3-year tranche A term loan facility. The new $500 million term loan facility is due April 7, 2018. Interest is reset based on the selected LIBOR interest period plus 1.125%.
2015 / 2020 / 2032 Notes
In August 2014, in connection with our acquisition of Hillshire Brands, we assumed $840 million of Hillshire Brands' debt, which had an estimated fair value of approximately $868 million as of the acquisition date. We recorded the assumed debt at fair value. The fair value adjustment is being amortized and recorded as a reduction of interest expense. The debt assumed is mainly comprised of senior unsecured notes which consist of $400 million due September 2015, $278 million due September 2020, and $152 million due November 2032. The 2015 Notes, 2020 Notes, and the 2032 Notes carry interest rates of 2.75%, 4.10%, and 6.13%, respectively.
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
We were in compliance with all debt covenants at March 28, 2015.
NOTE 7: EQUITY
Share Repurchases
In fiscal 2014, our Board of Directors approved an increase of 25 million shares authorized for repurchase under our share repurchase program. As of March 28, 2015, 28.8 million shares remained available for repurchases under this program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Six Months Ended
	March 28, 2015		March 29, 2014		March 28, 2015		March 29, 2014
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	1.3	$50	2.5	$100	3.3	$131	7.1	$250
To fund certain obligations under equity compensation plans	0.2	9	0.4	16	0.4	19	0.7	25
Total share repurchases	1.5	$59	2.9	$116	3.7	$150	7.8	$275
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

The aggregate values assigned upon issuance of each component of the TEUs, based on the relative fair value of the respective components of each TEU, were as follows (in millions, except price per TEU):

	Equity Component	Debt Component	Total
Price per TEU	$43.17	$6.83	$50.00
Gross Proceeds	1,295	205	1,500
Issuance cost	(40)	(6)	(46)
Net proceeds	$1,255	$199	$1,454
Each senior amortizing note has an initial principal amount of $6.83 and bears interest at 1.5% per annum. On each January 15, April 15, July 15 and October 15, we will pay equal quarterly cash installments of $0.59 per amortizing note, which cash payment in the aggregate (principal and interest) is equivalent to 4.75% per year with respect to the $50 stated amount per TEU. Each installment constitutes a payment of interest and partial repayment of principal. Unless settled earlier at the holder's or the Company's option, each purchase contract will automatically settle on July 15, 2017, subject to postponement in certain limited circumstances. We will deliver between a minimum of 31.8 million shares and a maximum of 39.7 million shares of our Class A stock, subject to adjustment, based upon the Applicable Market Value (as defined below) of our Class A stock as described below:

•
If the Applicable Market Value is equal to or greater than the conversion price of $47.20 per share, we will deliver 1.0594 shares of Class A stock per purchase contract, or a minimum of 31.8 million Class A shares.

•
If the Applicable Market Value is greater than the reference price of $37.76 but less than the conversion price of $47.20 per share, we will deliver a number of shares per purchase contract equal to $50, divided by the Applicable Market Value.

•
If the Applicable Market Value is less than or equal to the reference price of $37.76 per share, we will deliver 1.3244 shares of Class A stock per purchase contract, or a maximum of 39.7 million Class A shares.

The "Applicable Market Value" means the average of the closing prices of our Class A stock on each of the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding July 15, 2017.
On March 13, 2015, we paid our quarterly dividend to shareholders of record at February 27, 2015 equal to $0.10 per share on our Class A stock. The amount of the distribution exceeded the $0.075 per share dividend threshold amount. Consequently, the settlements rates, reference price and conversion price were adjusted and are reflected above.
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
NOTE 8: INCOME TAXES
The effective tax rate was 35.6% and 38.3% for the second quarter of fiscal 2015 and 2014, respectively, and 32.4% and 36.2% for the first six months of fiscal 2015 and 2014, respectively. The effective tax rates for the second quarter and first six months of fiscal 2015 and fiscal 2014 were impacted by such items as the domestic production deduction, state income taxes and losses in foreign jurisdictions for which no benefit is recognized. In addition, changes in tax reserves resulting from the expiration of statutes of limitations reduced the effective tax rate for the first six months of fiscal 2015 by 3.2%.
Unrecognized tax benefits were $229 million and $272 million at March 28, 2015, and September 27, 2014, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $200 million and $241 million at March 28, 2015, and September 27, 2014, respectively.
We classify interest and penalties on unrecognized tax benefits as income tax expense. At March 28, 2015, and September 27, 2014, before tax benefits, we had $49 million and $54 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
We are subject to income tax assessments for U.S. federal income taxes for fiscal years 2011 through 2013. We are also subject to income tax assessments by major state and foreign jurisdictions for fiscal years 2005 through 2013 and 2002 through 2013, respectively. We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease up to $18 million primarily due to the expiration of statutes of limitations in various jurisdictions.

NOTE 9: OTHER INCOME AND CHARGES
During the first six months of fiscal 2015, we recorded $3 million of equity earnings in joint ventures and $1 million in net foreign currency exchange gains, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the first six months of fiscal 2014, we recorded $4 million of equity earnings in joint ventures, $1 million in net foreign currency exchange gains and $6 million of other than temporary impairment related to an available-for-sale security, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Numerator:
Net Income	$311	$210	$621	$462
Less: Net income (loss) attributable to noncontrolling interests	1	(3)	2	(5)
Net income attributable to Tyson	310	213	619	467
Less dividends declared:
Class A	31	20	69	48
Class B	6	5	14	11
Undistributed earnings	$273	$188	$536	$408

Class A undistributed earnings	$230	$153	$451	$332
Class B undistributed earnings	43	35	85	76
Total undistributed earnings	$273	$188	$536	$408
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	334	273	335	272
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	6	5	5
Tangible Equity Units	6	—	6	—
Warrants	—	7	—	8
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	415	356	416	355

Net Income Per Share Attributable to Tyson:
Class A Basic	$0.78	$0.64	$1.55	$1.40
Class B Basic	$0.71	$0.58	$1.42	$1.26
Diluted	$0.75	$0.60	$1.49	$1.32
Approximately 5 million of our stock-based compensation shares were antidilutive for the three and six months ended March 28, 2015. Approximately 4 million of our stock-based compensation shares were antidilutive for the three and six months ended March 29, 2014. These shares were not included in the diluted earnings per share calculation.
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
Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at March 28, 2015.
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
Cash Flow Hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and six months ended March 28, 2015, and March 29, 2014.
We had the following aggregated notional values of outstanding forward and option contracts accounted for as cash flow hedges (in millions, except soy meal tons):

	Metric	March 28, 2015	September 27, 2014
Commodity:
Corn	Bushels	—	—
Soy meal	Tons	2,300	2,300
Foreign Currency	United States dollar	$—	$1
As of March 28, 2015, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $2 million related to grains. During the three and six months ended March 28, 2015, and March 29, 2014, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	March 28, 2015	March 29, 2014		March 28, 2015	March 29, 2014
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(2)	$8	Cost of Sales	$(1)	$(3)
Foreign exchange contracts	—	—	Other Income/Expense	—	—
Total	$(2)	$8		$(1)	$(3)

	Gain/(Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain/(Loss) Reclassified from OCI to Earnings
	Six Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014		March 28, 2015	March 29, 2014
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(2)	$6	Cost of Sales	$(4)	$(3)
Foreign exchange contracts	—	(1)	Other Income/Expense	—	—
Total	$(2)	$5		$(4)	$(3)
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

	Metric	March 28, 2015	September 27, 2014
Commodity:
Live Cattle	Pounds	359	427
Lean Hogs	Pounds	122	329
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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
		March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Gain/(Loss) on forwards	Cost of Sales	$32	$(34)	$(8)	$(40)
Gain/(Loss) on purchase contract	Cost of Sales	(32)	34	8	40
Ineffectiveness related to our fair value hedges was not significant for the three and six months ended March 28, 2015, and March 29, 2014.
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
We had the following aggregate outstanding notional values related to our undesignated positions (in millions, except soy meal tons):

	Metric	March 28, 2015	September 27, 2014
Commodity:
Corn	Bushels	91	—
Soy Meal	Tons	247,100	195,800
Soy Oil	Pounds	5	3
Live Cattle	Pounds	91	22
Lean Hogs	Pounds	46	22
Foreign Currency	United States dollars	$46	$108
The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain/(Loss) Recognized in Earnings		Gain/(Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
		March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(7)	$30	$(8)	$32
Commodity contracts	Cost of Sales	(8)	(40)	(34)	(42)
Foreign exchange contracts	Other Income/Expense	(2)	2	(4)	1
Total		$(17)	$(8)	$(46)	$(9)

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	March 28, 2015	September 27, 2014
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$25	$17
Foreign exchange contracts	—	—
Total derivative assets – designated	25	17

Derivatives not designated as hedging instruments:
Commodity contracts	21	42
Foreign exchange contracts	—	—
Total derivative assets – not designated	21	42
Total derivative assets	$46	$59
Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$15	$78
Foreign exchange contracts	—	—
Total derivative liabilities – designated	15	78
Derivatives not designated as hedging instruments:
Commodity contracts	17	80
Foreign exchange contracts	2	2
Total derivative liabilities – not designated	19	82
Total derivative liabilities	$34	$160
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

March 28, 2015	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$46	$—	$(23)	$23
Foreign Exchange Forward Contracts	—	—	—	—	—
Available-for-Sale Securities:
Current	—	2	—	—	2
Non-current	20	29	63	—	112
Deferred Compensation Assets	9	235	—	—	244
Total Assets	$29	$312	$63	$(23)	$381
Liabilities:
Commodity Derivatives	$—	$32	$—	$(32)	$—
Foreign Exchange Forward Contracts	—	2	—	(1)	1
Total Liabilities	$—	$34	$—	$(33)	$1

September 27, 2014	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$59	$—	$(50)	$9
Foreign Exchange Forward Contracts	—	—	—	—	—
Available-for-Sale Securities:
Current	—	1	—	—	1
Non-current	1	24	67	—	92
Deferred Compensation Assets	15	218	—	—	233
Total Assets	$16	$302	$67	$(50)	$335
Liabilities:
Commodity Derivatives	$—	$158	$—	$(148)	$10
Foreign Exchange Forward Contracts	—	2	—	—	2
Total Liabilities	$—	$160	$—	$(148)	$12

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At March 28, 2015 and September 27, 2014, we had posted with various counterparties $10 million and $98 million, respectively, of cash collateral related to our commodity derivatives and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	March 28, 2015	March 29, 2014
Balance at beginning of year	$67	$65
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases	9	15
Issuances	—	—
Settlements	(13)	(13)
Balance at end of period	$63	$67
Total gains (losses) for the six-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	March 28, 2015			September 27, 2014
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available-for-Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$31	$31	$—	$25	$25	$—
Corporate and Asset-Backed	62	63	1	65	67	2
Equity Securities:
Common Stock (a)	—	20	20	1	1	—

(a)	At March 28, 2015 and September 27, 2014, the amortized cost basis for Equity Securities had been reduced by accumulated other than temporary impairment of nil and $2 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for the three and six months ended March 28, 2015 and $6 million for the six months ended March 29, 2014, which was recorded in the Consolidated Condensed Statements of Income in Other, net. No other than temporary losses were deferred in OCI as of March 28, 2015, and September 27, 2014.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and six months ended March 28, 2015 and March 29, 2014.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	March 28, 2015		September 27, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$8,057	$7,674	$8,347	$8,178

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three and six months ended March 28, 2015 and March 29, 2014 are as follows (in millions):

	Pension Plans
	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014

Service cost	$4	$1	$8	$3
Interest cost	21	2	42	4
Expected return on plan assets	(25)	(1)	(50)	(2)
Amortization of:
Net actuarial loss	2	1	3	2
Settlement loss	—	—	8	—
Net periodic cost	$2	$3	$11	$7

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014

Service cost	$1	$1	$2	$1
Interest cost	1	1	3	2
Net periodic cost	$2	$2	$5	$3
We contributed $6 million and $9 million to our pension plans for the three and six months ended March 28, 2015, respectively. We contributed $3 million and $5 million to our pension plans for the three and six months ended March 29, 2014, respectively. We expect to contribute an additional $6 million during the remainder of fiscal 2015. The amount of contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2015 may differ from the current estimate.
NOTE 14: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Six Months Ended
	March 28, 2015			March 29, 2014			March 28, 2015			March 29, 2014
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to Cost of Sales	$1	$—	$1	$3	$(1)	$2	$4	$(2)	$2	$3	$(1)	$2
Unrealized gain (loss)	(2)	—	(2)	8	(3)	5	(2)	—	(2)	5	(2)	3

Investments:
(Gain) loss reclassified to Other Income/Expense	—	—	—	—	—	—	—	—	—	6	(2)	4
Unrealized gain (loss)	4	(2)	2	—	—	—	19	(8)	11	(1)	—	(1)

Currency translation:
Translation loss reclassified to Cost of Sales (a)	—	—	—	—	—	—	37	(1)	36	—	—	—
Translation adjustment	(27)	2	(25)	6	—	6	(64)	9	(55)	(5)	—	(5)

Postretirement benefits	1	(1)	—	1	(1)	—	10	(3)	7	2	—	2
Total Other Comprehensive Income (Loss)	$(23)	$(1)	$(24)	$18	$(5)	$13	$4	$(5)	$(1)	$10	$(5)	$5

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
In fiscal 2014, we acquired Hillshire Brands, a manufacturer and marketer of branded, convenient foods which includes brands such as Jimmy Dean®, Ball Park®, Hillshire Farm®, State Fair®, Van's®, Sara Lee® frozen bakery and Chef Pierre® pies as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island® premium jerky. Hillshire Brands' results from operations are included in the Prepared Foods segment.
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
In fiscal 2014, we announced our plan to sell our Brazil and Mexico operations, part of our International segment, to JBS for $575 million in cash, subject to certain adjustments. As further described in Note 2: Acquisitions and Dispositions, we sold the Brazil operation in the first quarter of fiscal 2015. The sale of the Mexico operation is pending the necessary government approvals, and we expect to receive a decision during fiscal 2015. Subject to governmental approval and completion of the sale, we would realize a gain on the sale.

The results from Dynamic Fuels are included in Other in fiscal 2014. We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs of $9 million and $24 million for the three and six months ended March 28, 2015, respectively, which is included in Other.
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Sales:
Chicken	$2,829	$2,842	$5,609	$5,498
Beef	4,130	3,825	8,521	7,559
Pork	1,204	1,487	2,744	2,911
Prepared Foods	1,871	861	4,004	1,768
International	222	328	527	655
Other	—	—	—	—
Intersegment Sales	(277)	(311)	(609)	(598)
Total Sales	$9,979	$9,032	$20,796	$17,793

Operating Income (Loss):
Chicken	$332	$234	$683	$487
Beef	(20)	35	(26)	93
Pork	99	107	221	228
Prepared Foods	160	21	231	37
International	(15)	(30)	(29)	(58)
Other	(9)	(6)	(24)	(14)
Total Operating Income	547	361	1,056	773

Total Other (Income) Expense	64	20	138	49

Income before Income Taxes	$483	$341	$918	$724
The Chicken segment had sales of $6 million and $2 million in the second quarter of fiscal 2015 and 2014, respectively, and sales of $7 million and $4 million in the first six months of fiscal 2015 and 2014, respectively, from transactions with other operating segments of the Company. The Beef segment had sales of $77 million and $67 million in the second quarter of fiscal 2015 and 2014, respectively, and sales of $155 million and $130 million in the first six months of fiscal 2015 and 2014, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $194 million and $242 million in the second quarter of fiscal 2015 and 2014, respectively, and sales of $447 million and $464 million in the first six months of fiscal 2015 and 2014, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

NOTE 16: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of leases and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of March 28, 2015, was $53 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 13 years. The maximum potential amount of the residual value guarantees is $53 million, of which $46 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At March 28, 2015, and September 27, 2014, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of March 28, 2015, was approximately $320 million. The total receivables under these programs were $1 million and $4 million at March 28, 2015 and September 27, 2014, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at March 28, 2015, and September 27, 2014.
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
There are nine pending lawsuits involving our beef, pork and prepared foods plants, in which certain present and past employees allege that we failed to compensate them for the time it takes to engage in pre- and post-shift activities, such as changing into and out of protective and sanitary clothing and walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act and various state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction.

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

•
Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007 - A jury trial was held involving our Storm Lake, Iowa pork plant which resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145. We appealed the jury's verdict and trial court's award to the Eighth Circuit Court of Appeals. The appellate court affirmed the jury verdict and judgment on August 25, 2014, and we filed a petition for rehearing on September 22, 2014, which was denied. We filed a petition for a writ of certiorari with the U.S. Supreme Court on March 19, 2015.

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

•
Abdiaziz, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, September 30, 2011 - This case involves our Emporia, Kansas beef plant, and was bifurcated from the case involving our Garden City, Kansas beef plant. The parties filed a joint motion for approval of a settlement, totaling $730,548 in back pay and attorneys’ fees and costs, which the court approved on March 30, 2015.

•
Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008; and DeVoss v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, C.D. Illinois, March 2, 2011 - These cases involve our Joslin, Illinois beef plant and are in their preliminary stages.

•
Dozier, Southerland, et al. v. Hillshire Brands, Co., Inc. E.D. North Carolina, September 2, 2014 - This case involves our Tarboro, North Carolina prepared foods plant and is in its preliminary stages.

•
Awad, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., M.D. Tennessee, February 12, 2015 - This case involves our Goodlettsville, Tennessee case ready beef plant and is in its preliminary stages.

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint is filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In 2006, an arbitrator ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US$77 million) in damages and fees. The respondents appealed the arbitrator’s ruling and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and its predecessors-in-interest in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US$8 million). While such settlement motion remained pending, however, the Supreme Court of the Philippines set aside as premature the NLRC’s December 2006 ruling. The respondents subsequently filed with the court a motion for reconsideration bringing to the court’s attention the settlement motion that was recently filed. Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines, in a decision dated January 14, 2015, denied the respondents’ motion for reconsideration and the settlement motion. A motion seeking leave to file a second motion for reconsideration of the Supreme Court’s January 14, 2015 decision was filed on March 13, 2015 and remains pending before the court.
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

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended March 28, 2015					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$221	$5,252	$4,977	$(471)	$9,979
Cost of Sales	17	5,122	4,321	(470)	8,990
Gross Profit	204	130	656	(1)	989
Selling, General and Administrative	32	59	352	(1)	442
Operating Income	172	71	304	—	547
Other (Income) Expense:
Interest expense, net	64	1	5	—	70
Other, net	(1)	(2)	(3)	—	(6)
Equity in net earnings of subsidiaries	(247)	(50)	—	297	—
Total Other (Income) Expense	(184)	(51)	2	297	64
Income (Loss) before Income Taxes	356	122	302	(297)	483
Income Tax (Benefit) Expense	46	24	102	—	172
Net Income	310	98	200	(297)	311
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	1	—	1
Net Income Attributable to Tyson	$310	$98	$199	$(297)	$310

Comprehensive Income (Loss)	288	72	176	(249)	287
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	1	—	1
Comprehensive Income (Loss) Attributable to Tyson	$288	$72	$175	$(249)	$286

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended March 29, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$148	$5,168	$4,159	$(443)	$9,032
Cost of Sales	4	4,953	3,867	(443)	8,381
Gross Profit	144	215	292	—	651
Selling, General and Administrative	28	57	205	—	290
Operating Income	116	158	87	—	361
Other (Income) Expense:
Interest expense, net	(15)	34	3	—	22
Other, net	1	—	(3)	—	(2)
Equity in net earnings of subsidiaries	(128)	(6)	—	134	—
Total Other (Income) Expense	(142)	28	—	134	20
Income (Loss) before Income Taxes	258	130	87	(134)	341
Income Tax (Benefit) Expense	45	44	42	—	131
Net Income	213	86	45	(134)	210
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(3)	—	(3)
Net Income Attributable to Tyson	$213	$86	$48	$(134)	$213

Comprehensive Income (Loss)	224	91	51	(143)	223
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(3)	—	(3)
Comprehensive Income (Loss) Attributable to Tyson	$224	$91	$54	$(143)	$226

Condensed Consolidating Statement of Income and Comprehensive Income for the six months ended March 28, 2015					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$449	$11,061	$10,302	$(1,016)	$20,796
Cost of Sales	36	10,784	9,043	(1,012)	18,851
Gross Profit	413	277	1,259	(4)	1,945
Selling, General and Administrative	66	120	707	(4)	889
Operating Income	347	157	552	—	1,056
Other (Income) Expense:
Interest expense, net	133	1	11	—	145
Other, net	(2)	(2)	(3)	—	(7)
Equity in net earnings of subsidiaries	(484)	(88)	—	572	—
Total Other (Income) Expense	(353)	(89)	8	572	138
Income (Loss) before Income Taxes	700	246	544	(572)	918
Income Tax (Benefit) Expense	81	54	162	—	297
Net Income	619	192	382	(572)	621
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	2	—	2
Net Income Attributable to Tyson	$619	$192	$380	$(572)	$619

Comprehensive Income (Loss)	620	176	362	(538)	620
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	2	—	2
Comprehensive Income (Loss) Attributable to Tyson	$620	$176	$360	$(538)	$618

Condensed Consolidating Statement of Income and Comprehensive Income for the six months ended March 29, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$315	$10,216	$8,146	$(884)	$17,793
Cost of Sales	21	9,779	7,541	(884)	16,457
Gross Profit	294	437	605	—	1,336
Selling, General and Administrative	51	112	400	—	563
Operating Income	243	325	205	—	773
Other (Income) Expense:
Interest expense, net	(10)	49	9	—	48
Other, net	7	(1)	(5)	—	1
Equity in net earnings of subsidiaries	(303)	(12)	—	315	—
Total Other (Income) Expense	(306)	36	4	315	49
Income (Loss) before Income Taxes	549	289	201	(315)	724
Income Tax (Benefit) Expense	82	96	84	—	262
Net Income	467	193	117	(315)	462
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(5)	—	(5)
Net Income Attributable to Tyson	$467	$193	$122	$(315)	$467

Comprehensive Income (Loss)	467	192	114	(306)	467
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(5)	—	(5)
Comprehensive Income (Loss) Attributable to Tyson	$467	$192	$119	$(306)	$472

Condensed Consolidating Balance Sheet as of March 28, 2015					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$30	$193	$—	$223
Accounts receivable, net	—	587	1,045	—	1,632
Inventories	—	1,405	1,857	—	3,262
Other current assets	35	62	280	(31)	346
Assets held for sale	3	—	202	—	205
Total Current Assets	38	2,084	3,577	(31)	5,668
Net Property, Plant and Equipment	27	965	4,286	—	5,278
Goodwill	—	881	5,808	—	6,689
Intangible Assets, net	—	13	5,210	—	5,223
Other Assets	162	154	352	—	668
Investment in Subsidiaries	21,365	2,115	—	(23,480)	—
Total Assets	$21,592	$6,212	$19,233	$(23,511)	$23,526

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$827	$1	$409	$(1)	$1,236
Accounts payable	32	761	901	—	1,694
Other current liabilities	5,259	148	804	(5,139)	1,072
Liabilities held for sale	—	—	49	—	49
Total Current Liabilities	6,118	910	2,163	(5,140)	4,051
Long-Term Debt	5,932	1	505	—	6,438
Deferred Income Taxes	12	98	2,342	—	2,452
Other Liabilities	175	118	922	—	1,215

Total Tyson Shareholders’ Equity	9,355	5,085	13,286	(18,371)	9,355
Noncontrolling Interest	—	—	15	—	15
Total Shareholders’ Equity	9,355	5,085	13,301	(18,371)	9,370
Total Liabilities and Shareholders’ Equity	$21,592	$6,212	$19,233	$(23,511)	$23,526

Condensed Consolidating Balance Sheet as of September 27, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$41	$397	$—	$438
Accounts receivable, net	3	665	1,016	—	1,684
Inventories	—	1,272	2,002	—	3,274
Other current assets	42	78	379	(120)	379
Assets held for sale	3	—	443	—	446
Total Current Assets	48	2,056	4,237	(120)	6,221
Net Property, Plant and Equipment	30	932	4,168	—	5,130
Goodwill	—	881	5,825	—	6,706
Intangible Assets, net	—	15	5,261	—	5,276
Other Assets	204	148	326	(55)	623
Investment in Subsidiaries	20,845	2,049	—	(22,894)	—
Total Assets	$21,127	$6,081	$19,817	$(23,069)	$23,956

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$240	$—	$403	$—	$643
Accounts payable	35	755	1,016	—	1,806
Other current liabilities	4,718	235	921	(4,667)	1,207
Liabilities held for sale	—	—	141	—	141
Total Current Liabilities	4,993	990	2,481	(4,667)	3,797
Long-Term Debt	7,056	2	532	(55)	7,535
Deferred Income Taxes	21	96	2,333	—	2,450
Other Liabilities	167	125	978	—	1,270

Total Tyson Shareholders’ Equity	8,890	4,868	13,479	(18,347)	8,890
Noncontrolling Interest	—	—	14	—	14
Total Shareholders’ Equity	8,890	4,868	13,493	(18,347)	8,904
Total Liabilities and Shareholders’ Equity	$21,127	$6,081	$19,817	$(23,069)	$23,956

Condensed Consolidating Statement of Cash Flows for the six months ended March 28, 2015					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$113	$33	$672	$(10)	$808
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(86)	(349)	—	(435)
(Purchases of)/Proceeds from marketable securities, net	—	—	(2)	—	(2)
Proceeds from sale of businesses	—	—	142	—	142
Other, net	—	2	2	—	4
Cash Provided by (Used for) Investing Activities	—	(84)	(207)	—	(291)
Cash Flows from Financing Activities:
Net change in debt	(539)	—	(1)	—	(540)
Purchases of Tyson Class A common stock	(150)	—	—	—	(150)
Dividends	(75)	—	(10)	10	(75)
Stock options exercised	34	—	—	—	34
Other, net	4	—	6	—	10
Net change in intercompany balances	613	40	(653)	—	—
Cash Provided by (Used for) Financing Activities	(113)	40	(658)	10	(721)
Effect of Exchange Rate Change on Cash	—	—	(11)	—	(11)
Increase (Decrease) in Cash and Cash Equivalents	—	(11)	(204)	—	(215)
Cash and Cash Equivalents at Beginning of Year	—	41	397	—	438
Cash and Cash Equivalents at End of Period	$—	$30	$193	$—	$223

Condensed Consolidating Statement of Cash Flows for the six months ended March 29, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$10	$129	$171	$(45)	$265
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(67)	(225)	—	(293)
(Purchases of)/Proceeds from marketable securities, net	—	—	(3)	—	(3)
Acquisitions, net of cash acquired	—	—	(56)	—	(56)
Other, net	—	1	7	—	8
Cash Provided by (Used for) Investing Activities	(1)	(66)	(277)	—	(344)
Cash Flows from Financing Activities:
Net change in debt	(370)	—	(6)	—	(376)
Purchases of Tyson Class A common stock	(275)	—	—	—	(275)
Dividends	(50)	—	(45)	45	(50)
Stock options exercised	49	—	—	—	49
Other, net	19	—	—	—	19
Net change in intercompany balances	618	(64)	(554)	—	—
Cash Provided by (Used for) Financing Activities	(9)	(64)	(605)	45	(633)
Effect of Exchange Rate Change on Cash	—	—	5	—	5
Increase (Decrease) in Cash and Cash Equivalents	—	(1)	(706)	—	(707)
Cash and Cash Equivalents at Beginning of Year	—	21	1,124	—	1,145
Cash and Cash Equivalents at End of Period	$—	$20	$418	$—	$438

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Our operations are conducted in five segments: Chicken, Beef, Pork, Prepared Foods and International. On August 28, 2014, we acquired and consolidated The Hillshire Brands Company ("Hillshire Brands"), a manufacturer and marketer of branded, convenient foods. Hillshire Brands' results from operations for the first six months of fiscal 2015 are included in the Prepared Foods segment.
Overview

•
General – Our operating income grew 52% in the second quarter of fiscal 2015, which was led by record earnings in our Prepared Foods segment and strong earnings in our Chicken and Pork segments. Sales increased 10.5% to approximately $10 billion in the second quarter of fiscal 2015. We continued to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth for the future.

•
Hillshire Integration – We continue to maintain focus on the integration of Hillshire Brands and synergy capture. As we execute our Prepared Foods strategy, we estimate the impact of the Hillshire Brands synergies, along with the profit improvement plan related to our legacy Prepared Foods business, will have a positive impact of more than $250 million in fiscal 2015, $400 million in fiscal 2016 and $600 million by fiscal 2017. The majority of these benefits will be realized in the Prepared Foods segment. In the second quarter of fiscal 2015, we captured $77 million of synergies and profit improvement initiatives of which $70 million impacted the Prepared Foods segment. For the first six months of fiscal 2015, we captured $137 million of synergies and profit improvement initiatives of which $125 million impacted the Prepared Foods segment.

•
Market environment – Our Chicken segment delivered strong results in the second quarter of fiscal 2015 driven by favorable domestic market conditions. The Pork segment’s operating margin was above its normalized range due to favorable market conditions associated with strong demand for our pork products. Our Prepared Foods segment delivered record operating income and operating margins as we continued to execute our profit improvement plan and integrate Hillshire Brands. The Beef segment experienced a loss driven by lower availability of fed cattle supplies, higher fed cattle costs and reduced demand for premium beef products. Our International segment experienced losses due to challenging market conditions in China.

•	Margins – Our total operating margin was 5.5% in the second quarter of fiscal 2015. Operating margins by segment were as follows:

•	Chicken – 11.7%

•	Beef – (0.5)%

•	Pork – 8.2%

•	Prepared Foods – 8.6%

•	International – (6.8)%

•
Liquidity – For the first six months of fiscal 2015 we generated $808 million of operating cash flows. At March 28, 2015, we had approximately $1.3 billion of liquidity, which includes availability under our revolving credit facility and $223 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net income attributable to Tyson	$310	$213	$619	$467
Net income attributable to Tyson – per diluted share	0.75	0.60	1.49	1.32
Second quarter – Fiscal 2015 – Net income attributable to Tyson included the following items:

•	$8 million, or ($0.02) per diluted share, of net insurance proceeds (net of ongoing costs) related to a legacy Hillshire Brands plant fire.

•	$14 million, or $0.02 per diluted share, related to the Hillshire Brands merger and integration costs.
Six months – Fiscal 2015 – Net income attributable to Tyson included the following items:

•	$28 million, or $0.04 per diluted share, of ongoing net costs (net of insurance proceeds) related to a legacy Hillshire Brands plant fire.

•	$33 million, or $0.05 per diluted share, related to the Hillshire Brands merger and integration costs.

•	$26 million, or ($0.06) per diluted share, related to recognition of previously unrecognized tax benefits.
Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Sales	$9,979	$9,032	$20,796	$17,793
Change in sales volume	2.4%		5.0%
Change in average sales price	7.9%		11.3%
Sales growth	10.5%		16.9%
Second quarter – Fiscal 2015 vs Fiscal 2014

•
Sales Volume – Sales were positively impacted by higher sales volume, which accounted for an increase of $370 million. The increase was from the Prepared Foods segment due to the acquisition of Hillshire Brands on August 28, 2014, partially offset by a decrease in sales volumes in each of the remaining segments.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $577 million. The Beef and Prepared Foods segments each had an increase in average sales prices, partially offset by a decrease in average sales prices in the Chicken, Pork and International segments.

Six months – Fiscal 2015 vs Fiscal 2014

•
Sales Volume – Sales were positively impacted by higher sales volume, which accounted for an increase of $1.1 billion. The Chicken and Prepared Foods segments each had an increase in sales volume, partially offset by a decrease in sales volume in the Beef, Pork and International segments. Prepared Foods contributed the majority of the increase due to the acquisition of Hillshire Brands on August 28, 2014.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $1.9 billion. The Chicken, Beef and Prepared Foods segments each had an increase in average sales prices largely due to better mix in Chicken, continued tight domestic availability of beef and the acquisition of Hillshire Brands on August 28, 2014 in Prepared Foods. This increase was partially offset by a decrease in average sales prices in the Pork and International segments driven by an increase in live hog supplies, which drove down the average sales price in pork and volatile markets in our International segment.

Cost of Sales

in millions	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Cost of sales	$8,990	$8,381	$18,851	$16,457
Gross profit	$989	$651	$1,945	$1,336
Cost of sales as a percentage of sales	90.1%	92.8%	90.6%	92.5%
Second quarter – Fiscal 2015 vs Fiscal 2014

•	Cost of sales increased $609 million. Higher input cost per pound increased cost of sales $293 million and higher sales volume increased cost of sales $316 million.

•	The $293 million impact of higher input cost per pound was primarily driven by:

•	Increase in live cattle cost of approximately $400 million in our Beef segment.

•	Increase in input cost per pound related to the acquisition of Hillshire Brands on August 28, 2014.

•	Decrease in live hog costs of approximately $120 million in our Pork segment.

•	Decrease in raw material and other input costs of approximately $40 million in our legacy Prepared Foods business.

•
Decrease due to net gains of $15 million in the second quarter of fiscal 2015, compared to net losses of $45 million in the second quarter of fiscal 2014, primarily from our Beef and Pork segments commodity risk management activities. These amounts exclude the impact from related physical purchase transactions, which mostly offset the losses.

•	Decreases in feed costs of approximately $75 million in our Chicken segment and $10 million in our International segment.

•
The $316 million impact of higher sales volume was driven by the acquisition of Hillshire Brands on August 28, 2014 in our Prepared Foods segment, partially offset by sales volume decreases in each of the remaining segments, of which the majority of the decrease was in our International segment due to the sale of our Brazil operation in the first quarter of fiscal 2015.

Six months – Fiscal 2015 vs Fiscal 2014

•	Cost of sales increased $2.4 billion. Higher input cost per pound increased cost of sales $1.4 billion and higher sales volume increased cost of sales $990 million.

•	The $1.4 billion impact of higher input cost per pound was primarily driven by:

•	Increase in live cattle cost of approximately $1.2 billion in our Beef segment.

•	Increase in input cost per pound related to the acquisition of Hillshire Brands on August 28, 2014.

•	Decrease in live hog costs of approximately $10 million in our Pork segment.

•	Decrease in raw material and other input costs of approximately $30 million in our legacy Prepared Foods business.

•	Decreases in feed costs of approximately $185 million in our Chicken segment and $20 million in our International segment.

•
The $990 million impact of higher sales volume was driven by increases in sales volume in our Chicken and Prepared Foods segments, partially offset by decreases in sales volume in our Beef, Pork and International segments. Prepared Foods contributed a majority of the increase due to the acquisition of Hillshire Brands on August 28, 2014.

Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Selling, general and administrative expense	$442	$290	$889	$563
As a percentage of sales	4.4%	3.2%	4.3%	3.2%
Second quarter – Fiscal 2015 vs Fiscal 2014

•	Increase of $135 million related to the inclusion of Hillshire Brands in the second quarter of fiscal 2015 results with no corresponding amounts in the second quarter of fiscal 2014.

•	Increase of $19 million related to amortization associated with acquired Hillshire Brands’ intangibles.

•	Increase of $14 million related to merger and integration costs.

•	Increase of $5 million related to employee costs including payroll, stock-based and incentive-based compensation and travel.

•
Decrease of $24 million related to advertising and sales promotions in the legacy Tyson business primarily attributable to discontinuing certain programs that were present in the second quarter of fiscal 2014.

Six months – Fiscal 2015 vs Fiscal 2014

•	Increase of $269 million related to the inclusion of Hillshire Brands in the first six months of fiscal 2015 results with no corresponding amounts in the first six months of fiscal 2014.

•	Increase of $37 million related to amortization associated with acquired Hillshire Brands’ intangibles.

•	Increase of $33 million related to merger and integration costs.

•	Increase of $15 million related to employee costs including payroll, stock-based and incentive-based compensation, and travel.

•	Increase of $18 million in all other primarily related to professional fees, information technology costs, and other intangibles.

•
Decrease of $46 million related to advertising and sales promotions in the legacy Tyson business primarily attributable to discontinuing certain programs that were present in the first six months of fiscal 2014.

Interest Expense

in millions	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Cash interest expense	$72	$26	$147	$54
Non-cash interest expense	(1)	(1)	1	(1)
Total Interest Expense	$71	$25	$148	$53
Second quarter and six months – Fiscal 2015 vs Fiscal 2014

•	Cash interest expense primarily included interest expense related to the coupon rates for senior notes and term loans and commitment/letter of credit fees incurred on our revolving credit facilities. The increase in cash interest expense in the second quarter and first six months of fiscal 2015 was primarily due to senior notes and term loans issued and debt assumed in connection with our acquisition of Hillshire Brands on August 28, 2014.
•Non-cash interest expense primarily included amounts related to the amortization of debt issuance costs and discounts/
premiums on note issuances, offset by interest capitalized.

Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	$(6)	$(2)	$(7)	$1
Six months – Fiscal 2015

•	Included $3 million of equity earnings in joint ventures and $1 million in net foreign currency exchange gains.
Six months – Fiscal 2014

•
Included an expense of $6 million related to the impairment of an equity security investment, which was partially offset by income of $5 million of equity earnings in joint ventures and foreign currency exchange gains.

Effective Tax Rate

Three Months Ended		Six Months Ended
March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
35.6%	38.3%	32.4%	36.2%
Second quarter and six months – Fiscal 2015 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction;

•	losses in foreign jurisdictions for which no benefit is recognized; and

•	decrease in tax reserves due to the expiration of statutes of limitations and settlements with taxing authorities.
Second quarter and six months – Fiscal 2014 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction; and

•	losses in foreign jurisdictions for which no benefit is recognized.

Segment Results
We operate in five segments: Chicken, Beef, Pork, Prepared Foods and International. The following table is a summary of sales and operating income (loss), which is how we measure segment income.

in millions	Sales
	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Chicken	$2,829	$2,842	$5,609	$5,498
Beef	4,130	3,825	8,521	7,559
Pork	1,204	1,487	2,744	2,911
Prepared Foods	1,871	861	4,004	1,768
International	222	328	527	655
Other	—	—	—	—
Intersegment Sales	(277)	(311)	(609)	(598)
Total	$9,979	$9,032	$20,796	$17,793

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Chicken	$332	$234	$683	$487
Beef	(20)	35	(26)	93
Pork	99	107	221	228
Prepared Foods	160	21	231	37
International	(15)	(30)	(29)	(58)
Other	(9)	(6)	(24)	(14)
Total	$547	$361	$1,056	$773
Second quarter – Fiscal 2015 – Operating income included the following items:

•
Operating income was increased by $3 million in the Prepared Foods segment due to $8 million of net insurance proceeds related to a legacy Hillshire Brands plant fire, partially offset by $5 million of merger and integration costs.

•	Operating income was reduced by $9 million in Other for third-party merger and integration costs.
Six months – Fiscal 2015 – Operating income included the following items:

•
Operating income was reduced by $37 million in the Prepared Foods segment due to $28 million of ongoing costs (net of insurance proceeds) related to a legacy Hillshire Brands plant fire and $9 million of merger and integration costs.

•	Operating income was reduced by $24 million in Other for third-party merger and integration costs.

Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Sales	$2,829	$2,842	$(13)	$5,609	$5,498	$111
Sales Volume Change			(0.2)%			1.4%
Average Sales Price Change			(0.3)%			0.6%
Operating Income	$332	$234	$98	$683	$487	$196
Operating Margin	11.7%	8.2%		12.2%	8.9%
Second quarter and six months – Fiscal 2015 vs Fiscal 2014

•
Sales Volume – Sales volume was virtually unchanged in the second quarter of fiscal 2015. For the first six months of fiscal 2015, sales volume grew as a result of stronger demand for chicken products and mix of rendered product sales.

•
Average Sales Price – Average sales price was virtually unchanged in the second quarter of fiscal 2015. For the first six months of fiscal 2015, average sales price increased as a result of market conditions and sales mix changes.

•
Operating Income – Operating income increased due to improved sales mix in addition to lower feed ingredient costs which decreased $75 million and $185 million during the second quarter and first six months of fiscal 2015, respectively.

Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Sales	$4,130	$3,825	$305	$8,521	$7,559	$962
Sales Volume Change			(0.8)%			(1.7)%
Average Sales Price Change			8.8%			14.7%
Operating Income	$(20)	$35	$(55)	$(26)	$93	$(119)
Operating Margin	(0.5)%	0.9%		(0.3)%	1.2%
Second quarter and six months – Fiscal 2015 vs Fiscal 2014

•	Sales Volume – Sales volume decreased due to a reduction in live cattle processed.

•	Average Sales Price – Average sales price increased due to lower domestic availability of beef products.

•
Operating Income – Operating income decreased as we were not fully able to pass along increased inputs from higher fed cattle costs, in part due to the seasonal reduction in beef demand as well as the relative value of competing proteins, in addition to increased operating costs.

Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Sales	$1,204	$1,487	$(283)	$2,744	$2,911	$(167)
Sales Volume Change			(4.4)%			(1.6)%
Average Sales Price Change			(15.4)%			(4.2)%
Operating Income	$99	$107	$(8)	$221	$228	$(7)
Operating Margin	8.2%	7.2%		8.1%	7.8%
Second quarter and six months – Fiscal 2015 vs Fiscal 2014

•
Sales Volume – Sales volume decreased due to the divestiture of our Heinold Hog Markets business in the first quarter of fiscal 2015. Excluding the impact of the divestiture, our sales volume grew 3.2% and 2.4% for the second quarter and first six months of fiscal 2015, respectively, driven by better demand for our pork products.

•	Average Sales Price – Live hog supplies increased which drove down livestock cost and average sales price.

•
Operating Income – While reduced slightly compared to prior year, operating income remained strong as we maximized our revenues relative to live hog markets, partially attributable to operational and mix performance.

Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Sales	$1,871	$861	$1,010	$4,004	$1,768	$2,236
Sales Volume Change			70.6%			80.1%
Average Sales Price Change			27.4%			25.7%
Operating Income	$160	$21	$139	$231	$37	$194
Operating Margin	8.6%	2.4%		5.8%	2.1%
Second quarter and six months – Fiscal 2015 vs Fiscal 2014

•	Sales Volume – Sales volume increased due to incremental volumes from the acquisition of Hillshire Brands.

•	Average Sales Price – Average sales price increased primarily due to price increases associated with better product mix which was positively impacted by the acquisition of Hillshire Brands.

•
Operating Income – Operating income improved due to an increase in sales volume and average sales price mainly attributed to Hillshire Brands, as well as lower raw material costs of approximately $40 million and $30 million for the second quarter and first six months of fiscal 2015, respectively, related to our legacy Prepared Foods business. Additionally, profit improvement initiatives and Hillshire Brands synergies positively impacted Prepared Foods operating income by $70 million and $125 million for the second quarter and first six months of fiscal 2015, respectively.

International Segment Results

in millions	Three Months Ended			Six Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
Sales	$222	$328	$(106)	$527	$655	$(128)
Sales Volume Change			(30.5)%			(17.0)%
Average Sales Price Change			(2.7)%			(3.1)%
Operating Income	$(15)	$(30)	$15	$(29)	$(58)	$29
Operating Margin	(6.8)%	(9.1)%		(5.5)%	(8.9)%
Second quarter and six months – Fiscal 2015 vs Fiscal 2014

•	Sales Volume – Sales volume decreased due to the sale of our Brazil operation during the first quarter of fiscal 2015 and weak demand in China.

•	Average Sales Price – Average sales price decreased due to supply imbalances associated with weak demand in China and currency devaluation in Mexico.

•	Operating Income – Operating loss improved due to the sale of our Brazil operation and better market conditions in Mexico.

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
Cash Flows from Operating Activities

in millions	Six Months Ended
	March 28, 2015	March 29, 2014
Net income	$621	$462
Non-cash items in net income:
Depreciation and amortization	347	254
Deferred income taxes	12	(24)
Other, net	36	32
Convertible debt discount	—	(92)
Net changes in operating assets and liabilities	(208)	(367)
Net cash provided by operating activities	$808	$265

•
Operating cash outflow associated with the Convertible debt discount related to the initial debt discount of $92 million on our 3.25% convertible notes issued in 2008, which matured on October 15, 2013 and were retired in the first quarter of fiscal 2014.

•	Cash flows associated with net changes in operating assets and liabilities for the six months ended:

•
March 28, 2015 – Decreased primarily due to lower accounts payable and accrued salaries, wages and benefits, partially offset by a decrease in accounts receivable. The change in accounts payable, accrued salaries, wages and benefits, and accounts receivable are primarily due to timing of payments and sales.

•
March 29, 2014 – Decreased primarily due to higher inventory and accounts receivable balances and decreases in taxes payable and accrued salaries, wages and benefits balances, partially offset by an increase in accounts payable. The increase in inventory and accounts receivable balances is largely due to increased raw material costs and timing of sales.

Cash Flows from Investing Activities

in millions	Six Months Ended
	March 28, 2015	March 29, 2014
Additions to property, plant and equipment	$(435)	$(293)
(Purchases of)/Proceeds from marketable securities, net	(2)	(3)
Acquisitions, net of cash acquired	—	(56)
Proceeds from sale of businesses	142	—
Other, net	4	8
Net cash used for investing activities	$(291)	$(344)

•	Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities.

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

Cash Flows from Financing Activities

in millions	Six Months Ended
	March 28, 2015	March 29, 2014
Payments on debt	$(715)	$(390)
Proceeds from issuance of long-term debt	—	14
Borrowings on revolving credit facility	1,080	—
Payments on revolving credit facility	(905)	—
Purchases of Tyson Class A common stock	(150)	(275)
Dividends	(75)	(50)
Stock options exercised	34	49
Other, net	10	19
Net cash used for financing activities	$(721)	$(633)

•
During the first six months of fiscal 2015, we retired the 5-year tranche A term loan facility for $353 million and paid down the 3-year tranche A term loan facility by $330 million. Additionally, we had borrowings and payments on our revolver, which for the second quarter of fiscal 2015 totaled net proceeds from borrowings of $175 million. We utilized our revolving credit facility to balance our cash position with term loan deleveraging and changes in working capital.

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

•	Purchases of Tyson Class A stock included:

•	$131 million and $250 million of shares repurchased pursuant to our share repurchase program during the six months ended March 28, 2015 and March 29, 2014, respectively.

•	$19 million and $25 million of shares repurchased to fund certain obligations under our equity compensation programs during the six months ended March 28, 2015 and March 29, 2014, respectively.

•	We currently plan to repurchase a number of shares equivalent to the dilution expected to be realized from the current fiscal year grants under our stock-based compensation programs.

•	Dividends paid during the first six months of fiscal 2015 included a 33% increase to our quarterly dividend rate.

Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$223
Short-term investments					2
Revolving credit facility	September 2019	$1,250	$6	$175	1,069
Total liquidity					$1,294

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of workers’ compensation insurance programs and derivative activities. Our maximum borrowing under the revolving credit facility during the first six months of fiscal 2015 was $450 million.

•	At March 28, 2015, we had current debt of $1,236 million, which we intend to repay with cash generated from our operating activities and other liquidity resources.

•	We expect net interest expense will approximate $280 million for fiscal 2015 (53-weeks).

•
At March 28, 2015, approximately $209 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries with the exception of the undistributed earnings of our Mexican subsidiaries due to the pending sale. Except for cash potentially generated from the pending sale of our Mexico operation, our intention is to reinvest the cash held by foreign subsidiaries permanently or to repatriate the cash only when it is tax effective to do so.

•	Our current ratio was 1.40 to 1 and 1.64 to 1 at March 28, 2015 and September 27, 2014, respectively.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.25 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of March 28, 2015, we had $175 million borrowed and $6 million of outstanding letters of credit issued under this facility, none of which were drawn upon, which left $1,069 million available for borrowing. Our revolving credit facility is funded by a syndicate of 42 banks, with commitments ranging from $0.3 million to $85 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At March 28, 2015, and September 27, 2014, the ratio of our net debt to EBITDA was 3.3x and 4.1x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures. The decrease in this ratio at March 28, 2015 was due to increased EBITDA and the reduction of debt during the first six months of fiscal 2015 of approximately $500 million.

On April 7, 2015, we entered into a term loan agreement, which provided total borrowings in an aggregate principal amount of $500 million, the full balance of which was used to prepay outstanding borrowings under the existing 3-year tranche A term loan facility. The new $500 million term loan facility is due April 7, 2018. Interest is reset based on the selected LIBOR interest period plus 1.125%.

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
We were in compliance with all debt covenants at March 28, 2015.
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
Based on our sale of the Brazil poultry production operation and the pending sale of the Mexico poultry operation, we are reviewing our strategies and outlook for the remaining operations in our International segment. Additionally, we are evaluating the operations of our legacy Prepared Foods and legacy Hillshire Brands facilities, which are all part of the Prepared Foods segment. If we have a significant change in strategies, outlook, or manner in which we plan to use these assets, we may be exposed to future impairments.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of March 28, 2015, and September 27, 2014, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	March 28, 2015	September 27, 2014
Livestock:
Cattle	$34	$42
Hogs	6	32
Grain	8	10
Interest Rate Risk: At March 28, 2015, we had variable rate debt of $1.6 billion with a weighted average interest rate of 1.6%. A hypothetical 10% increase in interest rates effective at March 28, 2015, and September 27, 2014, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At March 28, 2015, we had fixed-rate debt of $6.1 billion with a weighted average interest rate of 4.2%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $104 million at March 28, 2015 and $109 million at September 27, 2014. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Indian rupee and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at March 28, 2015, and September 27, 2014, related to the foreign exchange forward and option contracts would have a $5 million and $9 million impact, respectively, on pretax income.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2014 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2014 Annual Report.

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Six Months Ended		Fiscal Year Ended	Twelve Months Ended
	March 28, 2015	March 29, 2014	September 27, 2014	March 28, 2015

Net income	$621	$462	$856	$1,015
Less: Interest income	(3)	(5)	(7)	(5)
Add: Interest expense	148	53	132	227
Add: Income tax expense	297	262	396	431
Add: Depreciation	296	241	494	549
Add: Amortization (a)	46	9	26	63
EBITDA	$1,405	$1,022	$1,897	$2,280

Total gross debt			$8,178	$7,674
Less: Cash and cash equivalents			(438)	(223)
Less: Short-term investments			(1)	(2)
Total net debt			$7,739	$7,449

Ratio Calculations:
Gross debt/EBITDA			4.3x	3.4x
Net debt/EBITDA			4.1x	3.3x

(a)
Excludes the amortization of debt discount expense of $5 million and $4 million for the six months ended March 28, 2015, and March 29, 2014, respectively, $10 million for the fiscal year ended September 27, 2014, and $11 million for the twelve months ended March 28, 2015, as it is included in Interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 28, 2015, our disclosure controls and procedures were effective.
In the second quarter ended March 28, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 16: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.

On June 17, 2014, the Missouri attorney general filed a civil lawsuit against us in the circuit court of Barry County, Missouri, concerning an incident that occurred in May 2014 in which some feed supplement was discharged from our plant in Monett, Missouri, to the City of Monett’s wastewater treatment plant allegedly leading to a fish kill in a local stream and odor issues around the plant. That lawsuit alleges six violations stemming from the incident and seeks penalties against us, compensation for damage to the stream, and reimbursement for the State of Missouri’s costs in investigating the matter. In January 2015 a consent judgment was entered that resolved the lawsuit. The judgment required payment of $540,000, which includes amounts for penalties, cost recovery and supplemental environmental projects. The U.S. Environmental Protection Agency has also indicated to us that it has begun a criminal investigation into the incident. If we become subject to criminal charges, we may be subject to a fine and other relief, as well as government contract suspension and debarment. We are cooperating with the Environmental Protection Agency but cannot predict the outcome of its investigation at this time. It is also possible that other regulatory agencies may commence investigations and allege additional violations.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009 which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. The district court has not yet rendered its decision from the trial.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Dec. 28, 2014 to Jan. 24, 2015	1,165,154		$39.88	1,087,000		28,967,771
Jan. 25, 2015 to Feb. 28, 2015	265,168		40.81	163,000		28,804,771
Mar. 1, 2015 to Mar. 28, 2015	44,350		40.53	—		28,804,771
Total	1,474,672	(2)	$40.06	1,250,000	(3)	28,804,771

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

(2)
We purchased 224,672 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 189,310 shares purchased in open market transactions and 35,362 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
Grant of Non-Qualified Stock Options
The Compensation and Leadership Development Committee (Committee) of the Company's Board of Directors adopted a procedure in 2006 to grant non-qualified stock options on the fourth (4th) business day immediately following the date of our release of fiscal year-end earnings to the public, with such options to be granted at the closing price on the date of grant. At the April 29, 2015 meeting, the Committee approved resolutions stating earnings for fiscal 2015 are currently expected to be released November 23, 2015, and options shall be granted on the 4th business day after earnings are released, making the expected option grant date November 30, 2015. The resolutions further stated that if the earnings release date for fiscal 2015 is changed, the option grant date shall also be appropriately changed to fall on the 4th business day after the announcement of the earnings.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March, 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 4, 2015	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: May 4, 2015	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer