Form 10-Q
period 2015-06-27
TYSON FOODS INC
filed 2015-08-03
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 27, 2015.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	304,359,140
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,805

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Sales	$10,071	$9,682	$30,867	$27,475
Cost of Sales	9,085	9,045	27,936	25,502
Gross Profit	986	637	2,931	1,973
Selling, General and Administrative	423	286	1,312	849
Operating Income	563	351	1,619	1,124
Other (Income) Expense:
Interest income	(3)	(1)	(6)	(6)
Interest expense	73	25	221	78
Other, net	(25)	17	(32)	18
Total Other (Income) Expense	45	41	183	90
Income before Income Taxes	518	310	1,436	1,034
Income Tax Expense	174	52	471	314
Net Income	344	258	965	720
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1	(2)	3	(7)
Net Income Attributable to Tyson	$343	$260	$962	$727
Weighted Average Shares Outstanding:
Class A Basic	335	280	335	275
Class B Basic	70	70	70	70
Diluted	414	356	414	355
Net Income Per Share Attributable to Tyson:
Class A Basic	$0.86	$0.75	$2.41	$2.15
Class B Basic	$0.78	$0.68	$2.20	$1.94
Diluted	$0.83	$0.73	$2.32	$2.05
Dividends Declared Per Share:
Class A	$0.100	$0.075	$0.325	$0.250
Class B	$0.090	$0.068	$0.293	$0.226
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net Income	$344	$258	$965	$720
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	1	(5)	1	—
Investments	(12)	—	(1)	3
Currency translation	2	12	(17)	7
Postretirement benefits	—	—	7	2
Total Other Comprehensive Income (Loss), Net of Taxes	(9)	7	(10)	12
Comprehensive Income	335	265	955	732
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1	(2)	3	(7)
Comprehensive Income Attributable to Tyson	$334	$267	$952	$739
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	June 27, 2015	September 27, 2014
Assets
Current Assets:
Cash and cash equivalents	$471	$438
Accounts receivable, net	1,633	1,684
Inventories	3,082	3,274
Other current assets	214	379
Assets held for sale	189	446
Total Current Assets	5,589	6,221
Net Property, Plant and Equipment	5,312	5,130
Goodwill	6,690	6,706
Intangible Assets, net	5,202	5,276
Other Assets	650	623
Total Assets	$23,443	$23,956

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$1,205	$643
Accounts payable	1,621	1,806
Other current liabilities	1,150	1,207
Liabilities held for sale	52	141
Total Current Liabilities	4,028	3,797
Long-Term Debt	6,029	7,535
Deferred Income Taxes	2,447	2,450
Other Liabilities	1,256	1,270
Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 346 million shares	35	35
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,303	4,257
Retained earnings	6,591	5,748
Accumulated other comprehensive loss	(157)	(147)
Treasury stock, at cost – 41 million shares at June 27, 2015 and 40 million shares at September 27, 2014	(1,112)	(1,010)
Total Tyson Shareholders’ Equity	9,667	8,890
Noncontrolling Interests	16	14
Total Shareholders’ Equity	9,683	8,904
Total Liabilities and Shareholders’ Equity	$23,443	$23,956
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 27, 2015	June 28, 2014
Cash Flows From Operating Activities:
Net income	$965	$720
Depreciation and amortization	524	382
Deferred income taxes	16	(64)
Convertible debt discount	—	(92)
Other, net	57	76
Net changes in operating assets and liabilities	110	(479)
Cash Provided by Operating Activities	1,672	543
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(636)	(437)
Purchases of marketable securities	(24)	(25)
Proceeds from sale of marketable securities	43	24
Acquisitions, net of cash acquired	—	(56)
Proceeds from sale of businesses	165	—
Other, net	26	44
Cash Used for Investing Activities	(426)	(450)
Cash Flows From Financing Activities:
Payments on debt	(1,485)	(407)
Proceeds from issuance of long-term debt	501	28
Borrowings on revolving credit facility	1,345	—
Payments on revolving credit facility	(1,345)	—
Purchases of Tyson Class A common stock	(197)	(286)
Dividends	(110)	(76)
Stock options exercised	71	61
Other, net	17	26
Cash Used for Financing Activities	(1,203)	(654)
Effect of Exchange Rate Changes on Cash	(10)	3
Increase (Decrease) in Cash and Cash Equivalents	33	(558)
Cash and Cash Equivalents at Beginning of Year	438	1,145
Cash and Cash Equivalents at End of Period	$471	$587
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of June 27, 2015, and the results of operations for the three and nine months ended June 27, 2015, and June 28, 2014. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance changing the criteria for recognizing revenue. The guidance provides for a single five-step model to be applied to all revenue contracts with customers. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
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
In April 2015, the FASB issued guidance on the recognition of fees paid by a customer for cloud computing arrangements. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the software license consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, our fiscal 2017. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.

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
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date. Certain estimated values for the acquisition, including goodwill, intangible assets, property, plant and equipment, and deferred taxes, are not yet finalized and the preliminary purchase price allocations are subject to change as we complete our analysis of the fair value at the date of acquisition. The purchase price was allocated based on information available at the acquisition date. During the first nine months of fiscal 2015, we recorded measurement period adjustments, which reduced goodwill by $14 million, after obtaining additional information regarding, among other things, asset valuations and liabilities assumed. The amount was not considered material and therefore prior periods have not been revised.

in millions
Cash and cash equivalents	$72
Accounts receivable	236
Inventories	414
Other current assets	343
Property, Plant and Equipment	1,301
Goodwill	4,790
Intangible Assets	5,141
Other Assets	64
Accounts payable	(347)
Other current liabilities	(327)
Long-Term Debt	(869)
Deferred Income Taxes	(2,074)
Other Liabilities	(500)
Net assets acquired	$8,244
The fair value of identifiable intangible assets is as follows (in millions):

Intangible Asset Category	Type	Life in Years	Fair Value
Brands & trademarks	Non-amortizable	Indefinite	$4,062
Brands & trademarks	Amortizable	20 years	532
Customer relationships	Amortizable	Weighted average life of 16 years	541
Non-compete agreements	Amortizable	One year	6
Total identifiable intangible assets			$5,141
As a result of the acquisition, we recognized a total of $4,790 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities primarily in our Prepared Foods segment. The allocation of goodwill to our reporting units is pending finalization of the expected synergies and the impact of the synergies to our reporting units. The fair value of this goodwill is not deductible for U.S. income tax purposes.

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
The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results. The pro forma results for the nine months ended June 28, 2014, include a nonrecurring tax benefit of $46 million recognized by Hillshire Brands primarily related to the release of valuation allowances on state deferred tax assets.

in millions	Three Months Ended	Nine Months Ended
	June 28, 2014	June 28, 2014
Pro forma sales	$10,722	$30,509
Pro forma net income from continuing operations attributable to Tyson	$258	$819
Pro forma net income per diluted share from continuing operations attributable to Tyson	$0.61	$1.95
Additionally, during the second quarter of fiscal 2014, we acquired a value-added food business as part of our strategic expansion initiative, which is also included in our Prepared Foods segment. The aggregate purchase price of the acquisition was $56 million, which included $12 million for Property, Plant and Equipment, $27 million allocated to Intangible Assets and $18 million allocated to Goodwill.
Dispositions
In fiscal 2014, we announced our plan to sell the Brazil and Mexico operations, which are included in our International segment, to JBS SA ("JBS") for a combined $575 million in cash, subject to certain adjustments. As a result, we conducted an impairment test and recorded a $39 million impairment charge in the fourth quarter of fiscal 2014 related to the Brazil operation. We completed the sale of the Brazil operation in the first quarter of fiscal 2015 and received net proceeds of $153 million including working capital and net debt adjustments. The sale did not result in a significant gain or loss as the carrying value of the Brazil operation approximated the sales proceeds at the time of sale. The assets and liabilities associated with the Brazil operation were classified as held for sale on the balance sheet at September 27, 2014.
The sale of the Mexico operation closed on June 29, 2015, which is in our fiscal fourth quarter, and consequently, the sale is not recorded in the results for the periods ended June 27, 2015. We received proceeds of $400 million, subject to potential working capital and net debt adjustments. As a result of the sale in the fourth quarter of fiscal 2015, we anticipate we will record a gain, net of accumulated foreign currency translation losses and income tax impacts, of approximately $80 million, subject to final adjustments. We utilized the net proceeds to retire the 2.75% senior notes due September 2015. The assets and liabilities related to the Mexico operation are classified as held for sale on the balance sheet at June 27, 2015, and September 27, 2014.

The following table summarizes the net assets and liabilities held for sale (in millions):

	June 27, 2015	September 27, 2014
Assets held for sale:
Accounts receivable, net	$15	$74
Inventories	68	141
Other current assets	11	72
Net property, plant and equipment	74	132
Goodwill	14	16
Other assets	7	11
Total assets held for sale	$189	$446
Liabilities held for sale:
Current debt	$—	$32
Accounts payable	23	61
Other current liabilities	18	27
Long-term debt	—	9
Deferred income taxes	11	12
Total liabilities held for sale	$52	$141
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
In the second quarter of fiscal 2015, as part of our ongoing efforts to increase efficiencies in our Chicken business, we announced the planned closure of our Buena Vista, Georgia plant. The plant closed in May 2015 and the closure costs did not have a significant impact on the Company's operating results.
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
At June 27, 2015, and September 27, 2014, 66% of the cost of inventories was determined by the first-in, first-out ("FIFO") method. The remaining cost of inventories for both years is determined by the weighted-average method.
The following table reflects the major components of inventory (in millions):

	June 27, 2015	September 27, 2014
Processed products	$1,686	$1,794
Livestock	979	1,066
Supplies and other	417	414
Total inventory	$3,082	$3,274

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	June 27, 2015	September 27, 2014
Land	$126	$126
Buildings and leasehold improvements	3,623	3,501
Machinery and equipment	6,387	6,144
Land improvements and other	284	276
Buildings and equipment under construction	451	334
	10,871	10,381
Less accumulated depreciation	5,559	5,251
Net property, plant and equipment	$5,312	$5,130
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	June 27, 2015	September 27, 2014
Accrued salaries, wages and benefits	$461	$490
Other	689	717
Total other current liabilities	$1,150	$1,207
NOTE 6: DEBT
The major components of debt are as follows (in millions):

	June 27, 2015	September 27, 2014
Revolving credit facility	$—	$—
Senior notes:
2.75% Senior notes due September 2015 (2015 Notes)	401	407
6.60% Senior notes due April 2016 (2016 Notes)	638	638
7.00% Notes due May 2018	120	120
2.65% Notes due August 2019 (2019 Notes)	1,000	1,000
4.10% Notes due September 2020 (2020 Notes)	286	287
4.50% Senior notes due June 2022 (2022 Notes)	1,000	1,000
3.95% Notes due August 2024 (2024 Notes)	1,250	1,250
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032 (2032 Notes)	164	164
4.88% Notes due August 2034 (2034 Notes)	500	500
5.15% Notes due August 2044 (2044 Notes)	500	500
Discount on senior notes	(10)	(12)
Term loans:
3-year tranche A (1.56% at 06/27/2015)	92	1,172
3-year tranche B (1.31% at 06/27/2015)	500	—
5-year tranche A	—	353
5-year tranche B (1.69% at 06/27/2015)	552	552
Amortizing Notes - Tangible Equity Units (see Note 7: Equity)	157	205
Other	66	24
Total debt	7,234	8,178
Less current debt	1,205	643
Total long-term debt	$6,029	$7,535

Revolving Credit Facility
We have a $1.25 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in September 2019. After reducing for the amount borrowed and outstanding letters of credit issued under this facility, the amount available for borrowing at June 27, 2015, was $1,244 million. At June 27, 2015, we had outstanding letters of credit issued under this facility totaling $6 million, none of which were drawn upon. We had an additional $95 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of workers’ compensation insurance programs and derivative activities.
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
Term Loans
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
In April 2015, we entered into a term loan agreement, which provided total borrowings in an aggregate principal amount of $500 million, the full balance of which was used to prepay outstanding borrowings under the existing 3-year tranche A term loan facility. The $500 million 3-year tranche B term loan facility is due April 7, 2018. Interest is reset based on the selected LIBOR interest period plus 1.125%.
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
In July 2015, we exercised an early redemption option to retire the outstanding $401 million balance of the 2015 Notes using cash proceeds from the sale of the Mexico operation as further described in Note 2: Acquisitions and Dispositions.
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
We were in compliance with all debt covenants at June 27, 2015.
NOTE 7: EQUITY
Share Repurchases
In fiscal 2014, our Board of Directors approved an increase of 25 million shares authorized for repurchase under our share repurchase program. As of June 27, 2015, 27.9 million shares remained available for repurchases under this program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.

A summary of cumulative share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	June 27, 2015		June 28, 2014		June 27, 2015		June 28, 2014
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	0.9	$37	—	$—	4.2	$168	7.1	$250
To fund certain obligations under equity compensation plans	0.2	10	0.3	11	0.6	29	1.0	36
Total share repurchases	1.1	$47	0.3	$11	4.8	$197	8.1	$286
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
Each senior amortizing note has an initial principal amount of $6.83 and bears interest at 1.5% per annum. On each January 15, April 15, July 15 and October 15, we will pay equal quarterly cash installments of $0.59 per amortizing note, which cash payment in the aggregate (principal and interest) is equivalent to 4.75% per year with respect to the $50 stated amount per TEU. Each installment constitutes a payment of interest and partial repayment of principal. Unless settled earlier at the holder's or the Company's option, each purchase contract will automatically settle on July 15, 2017, subject to postponement in certain limited circumstances. We will deliver between a minimum of 31.8 million shares and a maximum of 39.8 million shares of our Class A stock, subject to adjustment, based upon the Applicable Market Value (as defined below) of our Class A stock as described below:

•
If the Applicable Market Value is equal to or greater than the conversion price of $47.17 per share, we will deliver 1.0600 shares of Class A stock per purchase contract, or a minimum of 31.8 million Class A shares.

•
If the Applicable Market Value is greater than the reference price of $37.74 but less than the conversion price of $47.17 per share, we will deliver a number of shares per purchase contract equal to $50, divided by the Applicable Market Value.

•
If the Applicable Market Value is less than or equal to the reference price of $37.74 per share, we will deliver 1.3252 shares of Class A stock per purchase contract, or a maximum of 39.8 million Class A shares.

The "Applicable Market Value" means the average of the closing prices of our Class A stock on each of the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding July 15, 2017.
On June 15, 2015, we paid our quarterly dividend to shareholders of record at June 1, 2015, equal to $0.10 per share on our Class A stock. The amount of the distribution exceeded the $0.075 per share dividend threshold amount. Consequently, the settlement rates, reference price and conversion price were adjusted and are reflected above.

The TEUs have a dilutive effect on our earnings per share. The 31.8 million minimum shares to be issued are included in the calculation of Class A Basic weighted average shares. The 8 million share difference between the minimum shares and the 39.8 million maximum shares are potentially dilutive securities, and accordingly, are included in our diluted earnings per share on a pro rata basis to the extent the Applicable Market Value is higher than the reference price but is less than the conversion price at period end.
NOTE 8: INCOME TAXES
The effective tax rate was 33.6% and 16.8% for the third quarter of fiscal 2015 and 2014, respectively, and 32.8% and 30.4% for the first nine months of fiscal 2015 and 2014, respectively. The effective tax rates for the third quarter and first nine months of fiscal 2015 and fiscal 2014 were impacted by such items as the domestic production deduction, state income taxes and losses in foreign jurisdictions for which no benefit is recognized. In addition, changes in tax reserves resulting from the expiration of statutes of limitations reduced the effective tax rate for the first nine months of fiscal 2015 by 2.3% and reduced the effective tax rate for the third quarter and nine months of fiscal 2014 by 12.8% and 3.8%, respectively.
Unrecognized tax benefits were $227 million and $272 million at June 27, 2015, and September 27, 2014, respectively. The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $198 million and $241 million at June 27, 2015, and September 27, 2014, respectively.
We classify interest and penalties on unrecognized tax benefits as income tax expense. At June 27, 2015, and September 27, 2014, before tax benefits, we had $51 million and $54 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
We are subject to income tax assessments for U.S. federal income taxes for fiscal years 2011 through 2014. We are also subject to income tax assessments by major state and foreign jurisdictions for fiscal years 2005 through 2014 and 2002 through 2014, respectively. We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease up to $22 million primarily due to the expiration of statutes of limitations in various jurisdictions.
NOTE 9: OTHER INCOME AND CHARGES
During the first nine months of fiscal 2015, we recorded $7 million of equity earnings in joint ventures, $1 million in net foreign currency exchange gains and $21 million of gains on the sale of equity securities, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the first nine months of fiscal 2014, we recorded $7 million of equity earnings in joint ventures, $4 million in net foreign currency exchange gains, $6 million of other than temporary impairment related to an available-for-sale security and $22 million of costs associated with bridge financing facilities for the Hillshire Brands acquisition, which were recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Numerator:
Net Income	$344	$258	$965	$720
Less: Net income (loss) attributable to noncontrolling interests	1	(2)	3	(7)
Net income attributable to Tyson	343	260	962	727
Less dividends declared:
Class A	30	21	99	69
Class B	6	5	20	16
Undistributed earnings	$307	$234	$843	$642

Class A undistributed earnings	$258	$190	$709	$522
Class B undistributed earnings	49	44	134	120
Total undistributed earnings	$307	$234	$843	$642
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	335	280	335	275
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	6	5	5
Tangible Equity Units	4	—	4	—
Warrants	—	—	—	5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	414	356	414	355

Net Income Per Share Attributable to Tyson:
Class A Basic	$0.86	$0.75	$2.41	$2.15
Class B Basic	$0.78	$0.68	$2.20	$1.94
Diluted	$0.83	$0.73	$2.32	$2.05
Approximately 5 million of our stock-based compensation shares were antidilutive for the three and nine months ended June 27, 2015. We had no stock-based compensation shares that were anti-dilutive for the three months ended June 28, 2014. Approximately 4 million of our stock-based compensation shares were antidilutive for the nine months ended June 28, 2014. These shares were not included in the diluted earnings per share calculation.
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
Our risk management programs are periodically reviewed by our Board of Directors’ Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using Value-at-Risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at June 27, 2015.
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
Cash Flow Hedges
Derivative instruments, such as futures and options, are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. We do not purchase forward and option commodity contracts in excess of our physical consumption requirements and generally do not hedge forecasted transactions beyond 18 months. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and nine months ended June 27, 2015, and June 28, 2014.
We had the following aggregated notional values of outstanding forward and option contracts accounted for as cash flow hedges (in millions, except soy meal tons):

	Metric	June 27, 2015	September 27, 2014
Commodity:
Corn	Bushels	1	—
Soy meal	Tons	11,600	2,300
Foreign Currency	United States dollar	$—	$1
As of June 27, 2015, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $2 million related to grains. During the three and nine months ended June 27, 2015, and June 28, 2014, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges due to the probability the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time allowed by generally accepted accounting principles.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	June 27, 2015	June 28, 2014		June 27, 2015	June 28, 2014
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(1)	$(7)	Cost of Sales	$(1)	$1
Foreign exchange contracts	—	—	Other Income/Expense	—	—
Total	$(1)	$(7)		$(1)	$1

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Nine Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014		June 27, 2015	June 28, 2014
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(3)	$(1)	Cost of Sales	$(5)	$(2)
Foreign exchange contracts	—	(1)	Other Income/Expense	—	—
Total	$(3)	$(2)		$(5)	$(2)
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

	Metric	June 27, 2015	September 27, 2014
Commodity:
Live Cattle	Pounds	259	427
Lean Hogs	Pounds	153	329
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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
		June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Gain (Loss) on forwards	Cost of Sales	$9	$(56)	$1	$(96)
Gain (Loss) on purchase contract	Cost of Sales	(9)	56	(1)	96
Ineffectiveness related to our fair value hedges was not significant for the three and nine months ended June 27, 2015, and June 28, 2014.

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
We had the following aggregate outstanding notional values related to our undesignated positions (in millions, except soy meal tons):

	Metric	June 27, 2015	September 27, 2014
Commodity:
Corn	Bushels	44	—
Soy Meal	Tons	540,100	195,800
Soy Oil	Pounds	68	3
Live Cattle	Pounds	12	22
Lean Hogs	Pounds	12	22
Foreign Currency	United States dollars	$19	$108
The following table sets forth the pretax impact of the undesignated derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(2)	$25	$(10)	$57
Commodity contracts	Cost of Sales	—	(47)	(34)	(89)
Foreign exchange contracts	Other Income/Expense	1	3	(3)	4
Total		$(1)	$(19)	$(47)	$(28)

The following table sets forth the fair value of all derivative instruments outstanding in the Consolidated Condensed Balance Sheets (in millions):

	Fair Value
	June 27, 2015	September 27, 2014
Derivative Assets:
Derivatives designated as hedging instruments:
Commodity contracts	$16	$17
Foreign exchange contracts	—	—
Total derivative assets – designated	16	17

Derivatives not designated as hedging instruments:
Commodity contracts	27	42
Foreign exchange contracts	—	—
Total derivative assets – not designated	27	42
Total derivative assets	$43	$59
Derivative Liabilities:
Derivatives designated as hedging instruments:
Commodity contracts	$4	$78
Foreign exchange contracts	—	—
Total derivative liabilities – designated	4	78
Derivatives not designated as hedging instruments:
Commodity contracts	15	80
Foreign exchange contracts	—	2
Total derivative liabilities – not designated	15	82
Total derivative liabilities	$19	$160
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

June 27, 2015	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$43	$—	$(3)	$40
Foreign Exchange Forward Contracts	—	—	—	—	—
Available-for-Sale Securities:
Current	—	2	—	—	2
Non-current	—	30	61	—	91
Deferred Compensation Assets	9	235	—	—	244
Total Assets	$9	$310	$61	$(3)	$377
Liabilities:
Commodity Derivatives	$—	$19	$—	$(19)	$—
Foreign Exchange Forward Contracts	—	—	—	—	—
Total Liabilities	$—	$19	$—	$(19)	$—

September 27, 2014	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Commodity Derivatives	$—	$59	$—	$(50)	$9
Foreign Exchange Forward Contracts	—	—	—	—	—
Available-for-Sale Securities:
Current	—	1	—	—	1
Non-current	1	24	67	—	92
Deferred Compensation Assets	15	218	—	—	233
Total Assets	$16	$302	$67	$(50)	$335
Liabilities:
Commodity Derivatives	$—	$158	$—	$(148)	$10
Foreign Exchange Forward Contracts	—	2	—	—	2
Total Liabilities	$—	$160	$—	$(148)	$12

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At June 27, 2015, and September 27, 2014, we had posted with various counterparties $16 million and $98 million, respectively, of cash collateral related to our commodity derivatives and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	June 27, 2015	June 28, 2014
Balance at beginning of year	$67	$65
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases	13	18
Issuances	—	—
Settlements	(19)	(18)
Balance at end of period	$61	$65
Total gains (losses) for the nine-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	June 27, 2015			September 27, 2014
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-Sale Securities:
Debt Securities:
U.S. Treasury and Agency	$32	$32	$—	$25	$25	$—
Corporate and Asset-Backed	60	61	1	65	67	2
Equity Securities:
Common Stock (a)	—	—	—	1	1	—

(a)	At June 27, 2015, and September 27, 2014, the amortized cost basis for Equity Securities had been reduced by accumulated other than temporary impairment of nil and $2 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for the three and nine months ended June 27, 2015, and $6 million for the nine months ended June 28, 2014, which was recorded in the Consolidated Condensed Statements of Income in Other, net. No other than temporary losses were deferred in OCI as of June 27, 2015, and September 27, 2014.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and nine months ended June 27, 2015. However, during the third quarter of fiscal 2014, we recorded a $49 million impairment charge related to the closure of three Prepared Foods plants. Our valuation of these assets incorporated unobservable Level 3 inputs.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	June 27, 2015		September 27, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$7,374	$7,234	$8,347	$8,178

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three and nine months ended June 27, 2015, and June 28, 2014, are as follows (in millions):

	Pension Plans
	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Service cost	$5	$2	$13	$5
Interest cost	21	2	63	6
Expected return on plan assets	(25)	(1)	(75)	(3)
Amortization of:
Net actuarial loss	1	1	4	3
Settlement loss	—	—	8	—
Net periodic cost	$2	$4	$13	$11

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Service cost	$2	$1	$4	$2
Interest cost	2	—	5	2
Amortization of:
Net actuarial (gain) loss	6	(6)	6	(6)
Prior service credit	—	(1)	—	(1)
Net periodic cost (credit)	$10	$(6)	$15	$(3)
We contributed $3 million and $12 million to our pension plans for the three and nine months ended June 27, 2015, respectively. We contributed $2 million and $7 million to our pension plans for the three and nine months ended June 28, 2014, respectively. We expect to contribute an additional $3 million during the remainder of fiscal 2015. The amount of contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2015 may differ from the current estimate.
NOTE 14: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Nine Months Ended
	June 27, 2015			June 28, 2014			June 27, 2015			June 28, 2014
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to Cost of Sales	$1	$—	$1	$(1)	$—	$(1)	$5	$(2)	$3	$2	$(1)	$1
Unrealized gain (loss)	(1)	1	—	(7)	3	(4)	(3)	1	(2)	(2)	1	(1)

Investments:
(Gain) loss reclassified to Other Income/Expense	(21)	8	(13)	—	—	—	(21)	8	(13)	6	(2)	4
Unrealized gain (loss)	1	—	1	—	—	—	20	(8)	12	(1)	—	(1)

Currency translation:
Translation loss reclassified to Cost of Sales (a)	—	—	—	—	—	—	37	(1)	36	—	—	—
Translation adjustment	1	1	2	10	2	12	(63)	10	(53)	5	2	7

Postretirement benefits	—	—	—	1	(1)	—	10	(3)	7	3	(1)	2
Total Other Comprehensive Income (Loss)	$(19)	$10	$(9)	$3	$4	$7	$(15)	$5	$(10)	$13	$(1)	$12

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
In fiscal 2014, we announced our plan to sell the Brazil and Mexico operations, part of our International segment, to JBS for $575 million in cash, subject to certain adjustments. As further described in Note 2: Acquisitions and Dispositions, we sold the Brazil operation in the first quarter of fiscal 2015. The sale of the Mexico operation closed on June 29, 2015, which is in our fourth quarter of fiscal 2015.

The results from Dynamic Fuels are included in Other in fiscal 2014. We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs which are included in Other.
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended				Nine Months Ended
	June 27, 2015		June 28, 2014		June 27, 2015		June 28, 2014
Sales:
Chicken	$2,757		$2,829		$8,366		$8,327
Beef	4,305		4,189		12,826		11,748
Pork	1,207		1,766		3,951		4,677
Prepared Foods	1,810		901		5,814		2,669
International	244		365		771		1,020
Other	—		—		—		—
Intersegment Sales	(252)		(368)		(861)		(966)
Total Sales	$10,071		$9,682		$30,867		$27,475

Operating Income (Loss):
Chicken	$313		$195		$996		$682
Beef	(7)		101		(33)		194
Pork	64		128		285		356
Prepared Foods	207	(a)	(50)	(c)	438	(a)	(13)	(c)
International	1		(15)		(28)		(73)
Other	(15)	(b)	(8)	(d)	(39)	(b)	(22)	(d)
Total Operating Income	563		351		1,619		1,124

Total Other (Income) Expense	45	(b)	41	(d)	183	(b)	90	(d)

Income before Income Taxes	$518		$310		$1,436		$1,034
(a) Includes merger and integration costs of $1 million and $10 million for the three and nine months ended June 27, 2015, respectively, and $11 million net proceeds and $17 million net costs related to a legacy Hillshire Brands plant fire for the three and nine months ended June 27, 2015, respectively.
(b) Operating income in Other includes merger and integration costs of $15 million and $39 million for the three and nine months ended June 27, 2015, respectively, and Other (Income) Expense includes a $21 million gain on the sale of equity securities.
(c) Includes $49 million impairment charge related to the closure of three Prepared Foods plants.
(d) Operating income in Other includes $7 million related to merger and integration costs and Other (Income) Expense includes $22 million related to costs associated with bridge financing facilities, both incurred as part of the Hillshire Brands acquisition.
The Chicken segment had sales of $6 million and $2 million in the third quarter of fiscal 2015 and 2014, respectively, and sales of $13 million and $6 million in the first nine months of fiscal 2015 and 2014, respectively, from transactions with other operating segments of the Company. The Beef segment had sales of $93 million and $83 million in the third quarter of fiscal 2015 and 2014, respectively, and sales of $248 million and $213 million in the first nine months of fiscal 2015 and 2014, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $153 million and $283 million in the third quarter of fiscal 2015 and 2014, respectively, and sales of $600 million and $747 million in the first nine months of fiscal 2015 and 2014, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

NOTE 16: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of June 27, 2015, was $50 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 13 years. The maximum potential amount of the residual value guarantees is $76 million, of which $69 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At June 27, 2015, and September 27, 2014, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of June 27, 2015, was approximately $320 million. The total receivables under these programs were $1 million and $4 million at June 27, 2015, and September 27, 2014, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at June 27, 2015, and September 27, 2014.
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
There are eight pending lawsuits involving our beef, pork and prepared foods plants, in which certain present and past employees allege that we failed to compensate them for the time it takes to engage in pre- and post-shift activities, such as changing into and out of protective and sanitary clothing and walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act and various state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction.

•
Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007 - A jury trial was held involving our Storm Lake, Iowa pork plant which resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145. We appealed the jury's verdict and trial court's award to the Eighth Circuit Court of Appeals. The appellate court affirmed the jury verdict and judgment on August 25, 2014, and we filed a petition for rehearing on September 22, 2014, which was denied. We filed a petition for a writ of certiorari with the U.S. Supreme Court, which was granted on June 8, 2015.

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

•
Abdiaziz, et al. v. Tyson Foods, Inc., Tyson Fresh Meats, Inc., D. Kansas, September 30, 2011 - This case involves our Emporia, Kansas beef plant. The parties filed a joint motion for approval of a settlement, totaling $730,548 in back pay and attorneys’ fees and costs, which the court preliminarily approved on March 30, 2015.

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

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint is filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In 2006, an arbitrator ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US$76 million) in damages and fees. The respondents appealed the arbitrator’s ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and its predecessors-in-interest in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US$8 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ motion for reconsideration and the settlement motion. While such settlement motion remained pending, however, the Supreme Court of the Philippines set aside as premature the NLRC’s December 2006 ruling.
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

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended June 27, 2015					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$196	$5,417	$4,884	$(426)	$10,071
Cost of Sales	7	5,318	4,186	(426)	9,085
Gross Profit	189	99	698	—	986
Selling, General and Administrative	31	62	330	—	423
Operating Income	158	37	368	—	563
Other (Income) Expense:
Interest expense, net	65	—	5	—	70
Other, net	(22)	—	(3)	—	(25)
Equity in net earnings of subsidiaries	(260)	(52)	—	312	—
Total Other (Income) Expense	(217)	(52)	2	312	45
Income (Loss) before Income Taxes	375	89	366	(312)	518
Income Tax (Benefit) Expense	32	13	129	—	174
Net Income	343	76	237	(312)	344
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	1	—	1
Net Income Attributable to Tyson	$343	$76	$236	$(312)	$343

Comprehensive Income (Loss)	335	81	239	(320)	335
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	1	—	1
Comprehensive Income (Loss) Attributable to Tyson	$335	$81	$238	$(320)	$334

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended June 28, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$114	$5,807	$4,234	$(473)	$9,682
Cost of Sales	14	5,559	3,945	(473)	9,045
Gross Profit	100	248	289	—	637
Selling, General and Administrative	16	55	215	—	286
Operating Income	84	193	74	—	351
Other (Income) Expense:
Interest expense, net	23	—	1	—	24
Other, net	22	1	(6)	—	17
Equity in net earnings of subsidiaries	(229)	(18)	—	247	—
Total Other (Income) Expense	(184)	(17)	(5)	247	41
Income (Loss) before Income Taxes	268	210	79	(247)	310
Income Tax (Benefit) Expense	8	62	(18)	—	52
Net Income	260	148	97	(247)	258
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(2)	—	(2)
Net Income Attributable to Tyson	$260	$148	$99	$(247)	$260

Comprehensive Income (Loss)	265	156	106	(262)	265
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(2)	—	(2)
Comprehensive Income (Loss) Attributable to Tyson	$265	$156	$108	$(262)	$267

Condensed Consolidating Statement of Income and Comprehensive Income for the nine months ended June 27, 2015					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$645	$16,478	$15,186	$(1,442)	$30,867
Cost of Sales	43	16,102	13,229	(1,438)	27,936
Gross Profit	602	376	1,957	(4)	2,931
Selling, General and Administrative	97	182	1,037	(4)	1,312
Operating Income	505	194	920	—	1,619
Other (Income) Expense:
Interest expense, net	198	1	16	—	215
Other, net	(24)	(2)	(6)	—	(32)
Equity in net earnings of subsidiaries	(744)	(140)	—	884	—
Total Other (Income) Expense	(570)	(141)	10	884	183
Income (Loss) before Income Taxes	1,075	335	910	(884)	1,436
Income Tax (Benefit) Expense	113	67	291	—	471
Net Income	962	268	619	(884)	965
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	3	—	3
Net Income Attributable to Tyson	$962	$268	$616	$(884)	$962

Comprehensive Income (Loss)	955	257	601	(858)	955
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	3	—	3
Comprehensive Income (Loss) Attributable to Tyson	$955	$257	$598	$(858)	$952

Condensed Consolidating Statement of Income and Comprehensive Income for the nine months ended June 28, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$429	$16,023	$12,380	$(1,357)	$27,475
Cost of Sales	35	15,338	11,486	(1,357)	25,502
Gross Profit	394	685	894	—	1,973
Selling, General and Administrative	67	167	615	—	849
Operating Income	327	518	279	—	1,124
Other (Income) Expense:
Interest expense, net	13	49	10	—	72
Other, net	29	—	(11)	—	18
Equity in net earnings of subsidiaries	(532)	(30)	—	562	—
Total Other (Income) Expense	(490)	19	(1)	562	90
Income (Loss) before Income Taxes	817	499	280	(562)	1,034
Income Tax (Benefit) Expense	90	158	66	—	314
Net Income	727	341	214	(562)	720
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(7)	—	(7)
Net Income Attributable to Tyson	$727	$341	$221	$(562)	$727

Comprehensive Income (Loss)	732	348	220	(568)	732
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	(7)	—	(7)
Comprehensive Income (Loss) Attributable to Tyson	$732	$348	$227	$(568)	$739

Condensed Consolidating Balance Sheet as of June 27, 2015					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$13	$458	$—	$471
Accounts receivable, net	4	612	1,017	—	1,633
Inventories	—	1,260	1,822	—	3,082
Other current assets	13	48	165	(12)	214
Assets held for sale	3	—	186	—	189
Total Current Assets	20	1,933	3,648	(12)	5,589
Net Property, Plant and Equipment	27	979	4,306	—	5,312
Goodwill	—	881	5,809	—	6,690
Intangible Assets, net	—	12	5,190	—	5,202
Other Assets	139	154	357	—	650
Investment in Subsidiaries	21,626	2,169	—	(23,795)	—
Total Assets	$21,812	$6,128	$19,310	$(23,807)	$23,443

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$799	$1	$405	$—	$1,205
Accounts payable	25	716	880	—	1,621
Other current liabilities	5,620	159	857	(5,486)	1,150
Liabilities held for sale	—	—	52	—	52
Total Current Liabilities	6,444	876	2,194	(5,486)	4,028
Long-Term Debt	5,518	1	510	—	6,029
Deferred Income Taxes	3	98	2,346	—	2,447
Other Liabilities	180	123	953	—	1,256

Total Tyson Shareholders’ Equity	9,667	5,030	13,291	(18,321)	9,667
Noncontrolling Interest	—	—	16	—	16
Total Shareholders’ Equity	9,667	5,030	13,307	(18,321)	9,683
Total Liabilities and Shareholders’ Equity	$21,812	$6,128	$19,310	$(23,807)	$23,443

Condensed Consolidating Balance Sheet as of September 27, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$41	$397	$—	$438
Accounts receivable, net	3	665	1,016	—	1,684
Inventories	—	1,272	2,002	—	3,274
Other current assets	42	78	379	(120)	379
Assets held for sale	3	—	443	—	446
Total Current Assets	48	2,056	4,237	(120)	6,221
Net Property, Plant and Equipment	30	932	4,168	—	5,130
Goodwill	—	881	5,825	—	6,706
Intangible Assets, net	—	15	5,261	—	5,276
Other Assets	204	148	326	(55)	623
Investment in Subsidiaries	20,845	2,049	—	(22,894)	—
Total Assets	$21,127	$6,081	$19,817	$(23,069)	$23,956

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$240	$—	$403	$—	$643
Accounts payable	35	755	1,016	—	1,806
Other current liabilities	4,718	235	921	(4,667)	1,207
Liabilities held for sale	—	—	141	—	141
Total Current Liabilities	4,993	990	2,481	(4,667)	3,797
Long-Term Debt	7,056	2	532	(55)	7,535
Deferred Income Taxes	21	96	2,333	—	2,450
Other Liabilities	167	125	978	—	1,270

Total Tyson Shareholders’ Equity	8,890	4,868	13,479	(18,347)	8,890
Noncontrolling Interest	—	—	14	—	14
Total Shareholders’ Equity	8,890	4,868	13,493	(18,347)	8,904
Total Liabilities and Shareholders’ Equity	$21,127	$6,081	$19,817	$(23,069)	$23,956

Condensed Consolidating Statement of Cash Flows for the nine months ended June 27, 2015					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$213	$190	$1,290	$(21)	$1,672
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(127)	(509)	—	(636)
(Purchases of)/Proceeds from marketable securities, net	21	—	(2)	—	19
Proceeds from sale of businesses	—	—	165	—	165
Other, net	26	1	(1)	—	26
Cash Provided by (Used for) Investing Activities	47	(126)	(347)	—	(426)
Cash Flows from Financing Activities:
Net change in debt	(982)	—	(2)	—	(984)
Purchases of Tyson Class A common stock	(197)	—	—	—	(197)
Dividends	(110)	—	(21)	21	(110)
Stock options exercised	71	—	—	—	71
Other, net	17	—	—	—	17
Net change in intercompany balances	941	(92)	(849)	—	—
Cash Provided by (Used for) Financing Activities	(260)	(92)	(872)	21	(1,203)
Effect of Exchange Rate Change on Cash	—	—	(10)	—	(10)
Increase (Decrease) in Cash and Cash Equivalents	—	(28)	61	—	33
Cash and Cash Equivalents at Beginning of Year	—	41	397	—	438
Cash and Cash Equivalents at End of Period	$—	$13	$458	$—	$471

Condensed Consolidating Statement of Cash Flows for the nine months ended June 28, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$12	$264	$312	$(45)	$543
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(109)	(327)	—	(437)
(Purchases of)/Proceeds from marketable securities, net	—	—	(1)	—	(1)
Acquisitions, net of cash acquired	—	—	(56)	—	(56)
Other, net	30	1	13	—	44
Cash Provided by (Used for) Investing Activities	29	(108)	(371)	—	(450)
Cash Flows from Financing Activities:
Net change in debt	(370)	—	(9)	—	(379)
Purchases of Tyson Class A common stock	(286)	—	—	—	(286)
Dividends	(76)	—	(45)	45	(76)
Stock options exercised	61	—	—	—	61
Other, net	26	—	—	—	26
Net change in intercompany balances	604	(162)	(442)	—	—
Cash Provided by (Used for) Financing Activities	(41)	(162)	(496)	45	(654)
Effect of Exchange Rate Change on Cash	—	—	3	—	3
Increase (Decrease) in Cash and Cash Equivalents	—	(6)	(552)	—	(558)
Cash and Cash Equivalents at Beginning of Year	—	21	1,124	—	1,145
Cash and Cash Equivalents at End of Period	$—	$15	$572	$—	$587

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Our operations are conducted in five segments: Chicken, Beef, Pork, Prepared Foods and International. On August 28, 2014, we acquired and consolidated The Hillshire Brands Company ("Hillshire Brands"), a manufacturer and marketer of branded, convenient foods. Hillshire Brands' results from operations for the first nine months of fiscal 2015 are included in the Prepared Foods segment.
Overview

•
General – Our operating income grew 60% in the third quarter of fiscal 2015, which was led by record earnings in our Prepared Foods segment and strong earnings in our Chicken segment. Sales increased 4% and exceeded $10 billion in the third quarter of fiscal 2015. We continued to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth for the future.

•
Hillshire Integration – We continue to maintain focus on the integration of Hillshire Brands and synergy capture. As we execute our Prepared Foods strategy, we estimate the impact of the Hillshire Brands synergies, along with the profit improvement plan related to our legacy Prepared Foods business, will have a positive impact of approximately $300 million in fiscal 2015, more than $400 million in fiscal 2016 and more than $600 million by fiscal 2017. The majority of these benefits are expected to be realized in the Prepared Foods segment. In the third quarter of fiscal 2015, we captured $87 million of synergies and profit improvement initiatives of which $79 million impacted the Prepared Foods segment. For the first nine months of fiscal 2015, we captured $224 million of synergies and profit improvement initiatives of which $204 million impacted the Prepared Foods segment.

•
Market environment – Our Chicken segment delivered strong results in the third quarter of fiscal 2015 driven by favorable domestic market conditions, partially offset by disruptions caused by export bans. The Pork segment’s operating margin was below its normalized range due to unfavorable market conditions from a decline in exports and increased domestic availability of pork products. Our Prepared Foods segment has delivered two consecutive quarters of record operating income and operating margins as we continued to execute our profit improvement plan and integrate Hillshire Brands. The Beef segment experienced a loss driven by lower availability of fed cattle supplies, higher fed cattle costs, export market disruptions, and reduced demand for premium beef products due to the relative value of competing proteins. Our International segment returned to profitability due to improved market conditions in Mexico.

•	Margins – Our total operating margin was 5.6% in the third quarter of fiscal 2015. Operating margins by segment were as follows:

•	Chicken – 11.4%

•	Beef – (0.2)%

•	Pork – 5.3%

•	Prepared Foods – 11.4%

•	International – 0.4%

•
Liquidity – For the first nine months of fiscal 2015 we generated $1,672 million of operating cash flows. At June 27, 2015, we had approximately $1.7 billion of liquidity, which includes availability under our revolving credit facility and $471 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income attributable to Tyson	$343	$260	$962	$727
Net income attributable to Tyson – per diluted share	0.83	0.73	2.32	2.05
Third quarter – Fiscal 2015 – Net income attributable to Tyson included the following items:

•	$21 million, or $0.03 per diluted share, related to a gain on sale of equity securities.

•	$16 million, or ($0.02) per diluted share, related to Hillshire Brands merger and integration costs.

•	$11 million, or $0.02 per diluted share, of net insurance proceeds (net of ongoing costs) related to a legacy Hillshire Brands plant fire.
Nine months – Fiscal 2015 – Net income attributable to Tyson included the following items:

•	$49 million, or ($0.07) per diluted share, related to Hillshire Brands merger and integration costs.

•	$26 million, or $0.06 per diluted share, related to recognition of previously unrecognized tax benefits.

•	$21 million, or $0.03 per diluted share, related to a gain on sale of equity securities.

•	$17 million, or ($0.02) per diluted share, of ongoing net costs (net of insurance proceeds) related to a legacy Hillshire Brands plant fire.
Third quarter and Nine months – Fiscal 2014 – Net income attributable to Tyson included the following items:

•	$49 million, or ($0.08) per diluted share, related to an impairment due to closure of three facilities.

•	$40 million, or $0.11 per diluted share, related to recognition of previously unrecognized tax benefits.

•	$29 million, or ($0.05) per diluted share, related to Hillshire Brands merger and integration costs.

Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Sales	$10,071	$9,682	$30,867	$27,475
Change in sales volume	3.4%		4.5%
Change in average sales price	0.6%		7.6%
Sales growth	4.0%		12.3%
Third quarter – Fiscal 2015 vs Fiscal 2014

•
Sales Volume – Sales were positively impacted by higher sales volume, which accounted for an increase of $387 million. The Chicken and Prepared Foods segments each had an increase in sales volume, partially offset by a decrease in sales volume in each of the remaining segments. Prepared Foods contributed to the majority of the increase due to the acquisition of Hillshire Brands on August 28, 2014.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of$2 million. The Beef and Prepared Foods segments each had an increase in average sales prices, partially offset by a decrease in average sales prices in the Chicken, Pork and International segments.

Nine months – Fiscal 2015 vs Fiscal 2014

•
Sales Volume – Sales were positively impacted by higher sales volume, which accounted for an increase of $1.5 billion. The Chicken and Prepared Foods segments each had an increase in sales volume, partially offset by a decrease in sales volume in each of the remaining segments. Prepared Foods contributed to the majority of the increase due to the acquisition of Hillshire Brands on August 28, 2014.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of$1.9 billion. The Beef and Prepared Foods segments each had an increase in average sales prices, partially offset by a decrease in average sales prices in the remaining segments.

Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cost of sales	$9,085	$9,045	$27,936	$25,502
Gross profit	$986	$637	$2,931	$1,973
Cost of sales as a percentage of sales	90.2%	93.4%	90.5%	92.8%
Third quarter – Fiscal 2015 vs Fiscal 2014

•	Cost of sales increased $40 million. Lower input cost per pound decreased cost of sales $352 million and higher sales volume increased cost of sales $392 million.

•	The $352 million impact of lower input cost per pound was primarily driven by:

•	Decrease in live hog costs of approximately $265 million in our Pork segment.

•	Decrease in raw material and other input costs of approximately $170 million in our legacy Prepared Foods business.

•	Decreases in feed costs of approximately $125 million in our Chicken segment and $15 million in our International segment.

•	Increase in live cattle cost of approximately $215 million in our Beef segment.

•	Increase in input cost per pound related to the acquisition of Hillshire Brands on August 28, 2014.

•
The $392 million impact of higher sales volume was driven by an increase in sales volume in the Chicken and Prepared Foods segments, partially offset by sales volume decreases in each of the remaining segments. The majority of the increase in sales volume relates to the acquisition of Hillshire Brands on August 28, 2014, in our Prepared Foods segment, with the majority of the decrease attributed to the Beef segment due to fewer cattle processed.

Nine months – Fiscal 2015 vs Fiscal 2014

•	Cost of sales increased $2.4 billion. Higher input cost per pound increased cost of sales $1.0 billion and higher sales volume increased cost of sales $1.4 billion.

•	The $1.0 billion impact of higher input cost per pound was primarily driven by:

•	Increase in live cattle cost of approximately $1.4 billion in our Beef segment.

•	Increase in input cost per pound related to the acquisition of Hillshire Brands on August 28, 2014.

•	Decrease in live hog costs of approximately $275 million in our Pork segment.

•	Decrease in raw material and other input costs of approximately $200 million in our legacy Prepared Foods business.

•	Decreases in feed costs of approximately $310 million in our Chicken segment and $35 million in our International segment.

•
The $1.4 billion impact of higher sales volume was driven by increases in sales volume in our Chicken and Prepared Foods segments, partially offset by decreases in sales volume in our remaining segments. Prepared Foods contributed a majority of the increase due to the acquisition of Hillshire Brands on August 28, 2014.

Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Selling, general and administrative expense	$423	$286	$1,312	$849
As a percentage of sales	4.2%	3.0%	4.3%	3.1%
Third quarter – Fiscal 2015 vs Fiscal 2014

•	Increase of $118 million related to the inclusion of Hillshire Brands in the third quarter of fiscal 2015 results with no corresponding amounts in the third quarter of fiscal 2014.

•	Increase of $18 million related to amortization associated with acquired Hillshire Brands' intangibles.

•	Increase of $10 million related to employee costs including payroll, stock-based and incentive-based compensation, and travel.

•	Increase of $9 million related to merger and integration costs.

•
Decrease of $16 million related to advertising and sales promotions in the legacy Tyson business primarily attributable to discontinuing certain programs that were present in the third quarter of fiscal 2014.

Nine months – Fiscal 2015 vs Fiscal 2014

•	Increase of $387 million related to the inclusion of Hillshire Brands in the first nine months of fiscal 2015 results with no corresponding amounts in the first nine months of fiscal 2014.

•	Increase of $55 million related to amortization associated with acquired Hillshire Brands' intangibles.

•	Increase of $42 million related to merger and integration costs.

•	Increase of $25 million related to employee costs including payroll, stock-based and incentive-based compensation, and travel.

•	Increase of $16 million in all other primarily related to professional fees, information technology costs, and other intangibles.

•
Decrease of $62 million related to advertising and sales promotions in the legacy Tyson business primarily attributable to discontinuing certain programs that were present in the first nine months of fiscal 2014.

Interest Expense

in millions	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cash interest expense	$73	$26	$220	$80
Non-cash interest expense	—	(1)	1	(2)
Total Interest Expense	$73	$25	$221	$78
Third quarter and nine months – Fiscal 2015 vs Fiscal 2014

•
Cash interest expense primarily included interest expense related to the coupon rates for senior notes and term loans and commitment/letter of credit fees incurred on our revolving credit facilities. The increase in cash interest expense in the third quarter and first nine months of fiscal 2015 was primarily due to senior notes and term loans issued and debt assumed in connection with our acquisition of Hillshire Brands on August 28, 2014.

•	Non-cash interest expense primarily included amounts related to the amortization of debt issuance costs and discounts/premiums on note issuances, offset by interest capitalized.

Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	$(25)	$17	$(32)	$18
Nine months – Fiscal 2015

•	Included $7 million of equity earnings in joint ventures, $1 million in foreign currency exchange gains, and $21 million of gains on the sale of equity securities.
Nine months – Fiscal 2014

•
Included an expense of $6 million related to the impairment of an equity security investment and $22 million of costs associated with bridge financing facilities for the Hillshire Brands acquisition, which were partially offset by income of $11 million of equity earnings in joint ventures and foreign currency exchange gains.

Effective Tax Rate

Three Months Ended		Nine Months Ended
June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
33.6%	16.8%	32.8%	30.4%
Third quarter and nine months – Fiscal 2015 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction;

•	losses in foreign jurisdictions for which no benefit is recognized; and

•	decrease in tax reserves due to the expiration of statutes of limitations and settlements with taxing authorities.
Third quarter and nine months – Fiscal 2014 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction;

•	losses in foreign jurisdictions for which no benefit is recognized; and

•	decrease in tax reserves due to the expiration of statutes of limitations and settlements with taxing authorities.

Segment Results
We operate in five segments: Chicken, Beef, Pork, Prepared Foods and International. The following table is a summary of sales and operating income (loss), which is how we measure segment income.

in millions	Sales
	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Chicken	$2,757	$2,829	$8,366	$8,327
Beef	4,305	4,189	12,826	11,748
Pork	1,207	1,766	3,951	4,677
Prepared Foods	1,810	901	5,814	2,669
International	244	365	771	1,020
Other	—	—	—	—
Intersegment Sales	(252)	(368)	(861)	(966)
Total	$10,071	$9,682	$30,867	$27,475

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Chicken	$313	$195	$996	$682
Beef	(7)	101	(33)	194
Pork	64	128	285	356
Prepared Foods	207	(50)	438	(13)
International	1	(15)	(28)	(73)
Other	(15)	(8)	(39)	(22)
Total	$563	$351	$1,619	$1,124
Third quarter – Fiscal 2015 – Operating income included the following items:

•
Operating income was increased by $10 million in the Prepared Foods segment due to $11 million of net insurance proceeds related to a legacy Hillshire Brands plant fire, partially offset by $1 million of merger and integration costs.

•	Operating income was reduced by $15 million in Other for third-party merger and integration costs.
Nine months – Fiscal 2015 – Operating income included the following items:

•
Operating income was reduced by $27 million in the Prepared Foods segment due to $17 million of ongoing costs (net of insurance proceeds) related to a legacy Hillshire Brands plant fire and $10 million of merger and integration costs.

•	Operating income was reduced by $39 million in Other for third-party merger and integration costs.
Third quarter and Nine months – Fiscal 2014 – Operating income included the following items:

•	Operating income was reduced by $49 million in the Prepared Foods segment for impairments related to the closure of three plants.

•	Operating income was reduced by $7 million in Other related to merger and integration costs.
Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Sales	$2,757	$2,829	$(72)	$8,366	$8,327	$39
Sales Volume Change			2.9%			1.9%
Average Sales Price Change			(5.3)%			(1.4)%
Operating Income	$313	$195	$118	$996	$682	$314
Operating Margin	11.4%	6.9%		11.9%	8.2%
Third quarter and nine months – Fiscal 2015 vs Fiscal 2014

•	Sales Volume – Sales volumes grew as a result of stronger demand for chicken products and mix of rendered product sales.

•	Average Sales Price – Average sales price decreased as feed ingredient costs declined, partially offset by mix changes.

•
Operating Income – Operating income increased due to higher sales volume and lower feed ingredient costs, partially offset by disruptions caused by export bans. Feed costs decreased $125 million and $310 million during the third quarter and first nine months of fiscal 2015, respectively.

Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Sales	$4,305	$4,189	$116	$12,826	$11,748	$1,078
Sales Volume Change			(3.9)%			(2.5)%
Average Sales Price Change			6.9%			11.9%
Operating Income	$(7)	$101	$(108)	$(33)	$194	$(227)
Operating Margin	(0.2)%	2.4%		(0.3)%	1.7%
Third quarter and nine months – Fiscal 2015 vs Fiscal 2014

•	Sales Volume – Sales volume decreased due to a reduction in live cattle processed.

•	Average Sales Price – Average sales price increased due to lower domestic availability of beef products.

•
Operating Income – Operating income decreased due to unfavorable market conditions associated with a decrease in supply of approximately 8%, which drove up fed cattle costs, export market disruptions, the relative value of competing proteins and increased operating costs.

Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Sales	$1,207	$1,766	$(559)	$3,951	$4,677	$(726)
Sales Volume Change			(4.8)%			(2.7)%
Average Sales Price Change			(28.2)%			(13.2)%
Operating Income	$64	$128	$(64)	$285	$356	$(71)
Operating Margin	5.3%	7.2%		7.2%	7.6%
Third quarter and nine months – Fiscal 2015 vs Fiscal 2014

•
Sales Volume – Sales volume decreased due to the divestiture of our Heinold Hog Markets business in the first quarter of fiscal 2015. Excluding the impact of the divestiture, our sales volume grew 2.9% and 2.6% for the third quarter and first nine months of fiscal 2015, respectively, driven by better demand for our pork products.

•	Average Sales Price – Live hog supplies increased, which drove down livestock cost and average sales price.

•	Operating Income – Operating income decreased due to compressed pork margins during the third quarter of fiscal 2015 caused by a decline in exports and excess domestic availability of pork products.

Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Sales	$1,810	$901	$909	$5,814	$2,669	$3,145
Sales Volume Change			77.4%			79.2%
Average Sales Price Change			13.2%			21.5%
Operating Income	$207	$(50)	$257	$438	$(13)	$451
Operating Margin	11.4%	(5.5)%		7.5%	(0.5)%
Third quarter and nine months – Fiscal 2015 vs Fiscal 2014

•	Sales Volume – Sales volume increased due to incremental volumes from the acquisition of Hillshire Brands.

•	Average Sales Price – Average sales price increased primarily due to better product mix which was positively impacted by the acquisition of Hillshire Brands.

•
Operating Income – Operating income improved due to an increase in sales volume and average sales price mainly attributed to Hillshire Brands, as well as lower raw material costs of approximately $170 million and $200 million for the third quarter and first nine months of fiscal 2015, respectively, related to our legacy Prepared Foods business. Additionally, profit improvement initiatives and Hillshire Brands synergies positively impacted Prepared Foods operating income by $79 million and $204 million for the third quarter and first nine months of fiscal 2015, respectively.

International Segment Results

in millions	Three Months Ended			Nine Months Ended
	June 27, 2015	June 28, 2014	Change	June 27, 2015	June 28, 2014	Change
Sales	$244	$365	$(121)	$771	$1,020	$(249)
Sales Volume Change			(25.3)%			(19.8)%
Average Sales Price Change			(10.5)%			(5.8)%
Operating Income	$1	$(15)	$16	$(28)	$(73)	$45
Operating Margin	0.4%	(4.1)%		(3.6)%	(7.2)%
Third quarter and nine months – Fiscal 2015 vs Fiscal 2014

•	Sales Volume – Sales volume decreased due to the sale of our Brazil operation during the first quarter of fiscal 2015 and weak demand in China, partially offset by stronger demand in Mexico.

•	Average Sales Price – Average sales price decreased due to supply imbalances associated with weak demand in China and currency devaluation in Mexico.

•	Operating Income – Operating results improved due to the sale of our Brazil operation and better market conditions in Mexico, partially offset by challenging market conditions in China.

•
In fiscal 2014, we announced our plan to sell the Brazil and Mexico operations, part of our International segment, to JBS for $575 million in cash, subject to certain adjustments. As further described in Part I, Item 1, Note 2: Acquisitions and Dispositions, we sold the Brazil operation in the first quarter of fiscal 2015. The sale of the Mexico operation closed on June 29, 2015, which is in our fourth quarter of fiscal 2015.

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
Cash Flows from Operating Activities

in millions	Nine Months Ended
	June 27, 2015	June 28, 2014
Net income	$965	$720
Non-cash items in net income:
Depreciation and amortization	524	382
Deferred income taxes	16	(64)
Other, net	57	76
Convertible debt discount	—	(92)
Net changes in operating assets and liabilities	110	(479)
Net cash provided by operating activities	$1,672	$543

•
Operating cash outflow associated with the Convertible debt discount related to the initial debt discount of $92 million on our 3.25% convertible notes issued in 2008, which matured on October 15, 2013, and were retired in the first quarter of fiscal 2014.

•	Cash flows associated with net changes in operating assets and liabilities for the nine months ended:

•
June 27, 2015 – Increased primarily due to lower inventory and accounts receivable balances and an increase in taxes payable, partially offset by a decrease in accounts payable. The decreased inventory, accounts receivable and accounts payable balances were largely due to decreased raw material costs and timing of sales and payments.

•
June 28, 2014 – Decreased primarily due to higher inventory and accounts receivable balances and decreases in taxes payable and accrued salaries, wages and benefits balances, partially offset by an increase in accounts payable. The increased inventory and accounts receivable balances are largely due to increased raw material costs.

Cash Flows from Investing Activities

in millions	Nine Months Ended
	June 27, 2015	June 28, 2014
Additions to property, plant and equipment	$(636)	$(437)
(Purchases of)/Proceeds from marketable securities, net	19	(1)
Acquisitions, net of cash acquired	—	(56)
Proceeds from sale of businesses	165	—
Other, net	26	44
Net cash used for investing activities	$(426)	$(450)

•	Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2015 is expected to be approximately $900 million, and will include spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility.

•	Proceeds from marketable securities primarily relate to the sale of $21 million of equity securities.

•	Proceeds from sale of businesses primarily include proceeds, net of cash transferred, from the sale of the Brazil operation.

•
Other, net for fiscal 2015 includes $17 million of previously restricted cash for which the restriction expired. For fiscal 2014, it included $30 million received from the sale our 50 percent ownership in our Dynamic Fuels joint venture.

•
Acquisitions - During the first nine months of fiscal 2014, we acquired a value-added food business as part of our strategic expansion initiative. The purchase price of the acquisition was $56 million, which included $12 million for property, plant and equipment, $27 million allocated to Intangible Assets and $18 million allocated to Goodwill.

•
The sale of our Mexico operation closed on June 29, 2015, which is in our fourth fiscal quarter, and consequently, the sale is not recorded in the results for the periods ended June 27, 2015. We received proceeds of $400 million, subject to potential working capital and net debt adjustments.

Cash Flows from Financing Activities

in millions	Nine Months Ended
	June 27, 2015	June 28, 2014
Payments on debt	$(1,485)	$(407)
Proceeds from issuance of long-term debt	501	28
Borrowings on revolving credit facility	1,345	—
Payments on revolving credit facility	(1,345)	—
Purchases of Tyson Class A common stock	(197)	(286)
Dividends	(110)	(76)
Stock options exercised	71	61
Other, net	17	26
Net cash used for financing activities	$(1,203)	$(654)

•	During the first nine months of fiscal 2015, we retired the 5-year tranche A term loan facility for $353 million and paid down the 3-year tranche A term loan facility by $1,080 million.

•
During the first nine months of fiscal 2015, we entered into a term loan agreement, which provided total proceeds of $500 million, the full balance of which was used to prepay outstanding borrowings under the 3-year tranche A term loan facility. Additionally, we had borrowings and payments on our revolver of $1,345 million for the first nine months of fiscal 2015. We utilized our revolving credit facility to balance our cash position with term loan deleveraging and changes in working capital.

•
Our 3.25% convertible notes issued in 2008 matured on October 15, 2013, at which time we paid the $458 million principal value with cash on hand, and settled the conversion premium by issuing 11.7 million shares of our Class A stock from available treasury shares. These notes were initially recorded at a $92 million discount, which equaled the fair value of an equity conversion premium instrument. The portion of the payment of the notes related to the initial $92 million discount was recorded in cash flows from operating activities. Simultaneous to the settlement of the conversion premium, we received 11.7 million shares of our Class A stock from call options purchased at the time of issuance of the notes.

•	Purchases of Tyson Class A stock included:

•	$168 million and $250 million of shares repurchased pursuant to our share repurchase program during the nine months ended June 27, 2015, and June 28, 2014, respectively.

•	$29 million and $36 million of shares repurchased to fund certain obligations under our equity compensation programs during the nine months ended June 27, 2015, and June 28, 2014, respectively.

•
We expect to continue repurchasing shares under our share repurchase program. As of June 27, 2015, 27.9 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements.

•	Dividends paid during the first nine months of fiscal 2015 included a 33% increase to our quarterly dividend rate.

•
In July 2015, we used the proceeds we received from the sale of the Mexico operation to fully retire the 2.75% senior notes due September 2015, which had an outstanding balance of $401 million as of June 27, 2015.

Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$471
Short-term investments					2
Revolving credit facility	September 2019	$1,250	$6	$—	1,244
Total liquidity					$1,717

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of workers’ compensation insurance programs. Our maximum borrowing under the revolving credit facility during the first nine months of fiscal 2015 was $450 million.

•	At June 27, 2015, we had current debt of $1,205 million, which we intend to repay with cash generated from our operating activities, the sale of the Mexico operation and other liquidity sources.

•	We expect net interest expense will approximate $285 million for fiscal 2015 (53 weeks).

•
At June 27, 2015, approximately $190 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries with the exception of the undistributed earnings of the Mexico poultry operation due to its sale. Except for the cash generated from our sale of the Mexico poultry operation, our intention is to reinvest the cash held by foreign subsidiaries permanently or to repatriate the cash only when it is tax effective to do so.

•	Our current ratio was 1.39 to 1 and 1.64 to 1 at June 27, 2015 and September 27, 2014, respectively.
Capital Resources
Credit Facility
Cash flows from operating activities and cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed maximum capacity of $1.25 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of June 27, 2015, we had outstanding letters of credit totaling $6 million issued under this facility, none of which were drawn upon, which left $1,244 million available for borrowing. Our revolving credit facility is funded by a syndicate of 42 banks, with commitments ranging from $0.3 million to $85 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At June 27, 2015, and September 27, 2014, the ratio of our net debt to EBITDA was 2.6x and 4.1x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures. The decrease in this ratio at June 27, 2015, was due to increased EBITDA and the approximate $950 million reduction of debt during the first nine months of fiscal 2015.

In April 2015, we entered into a term loan agreement, which provided total borrowings in an aggregate principal amount of $500 million, the full balance of which was used to prepay outstanding borrowings under the existing 3-year tranche A term loan facility. The $500 million 3-year tranche B term loan facility is due April 7, 2018. Interest is reset based on the selected LIBOR interest period plus 1.125%.

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
We were in compliance with all debt covenants at June 27, 2015.
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
Based on our sale of the Brazil and Mexico poultry production operations, we are reviewing our strategies and outlook for the remaining operations in our International segment. Additionally, we are evaluating the operations of our legacy Prepared Foods and legacy Hillshire Brands facilities, which are all part of the Prepared Foods segment. If we have a significant change in strategies, outlook, or manner in which we plan to use these assets, we may be exposed to future impairments.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of June 27, 2015, and September 27, 2014, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis includes hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	June 27, 2015	September 27, 2014
Livestock:
Cattle	$26	$42
Hogs	10	32
Grain	4	10
Interest Rate Risk: At June 27, 2015, we had variable rate debt of $1.1 billion with a weighted average interest rate of 1.5%. A hypothetical 10% increase in interest rates effective at June 27, 2015, and September 27, 2014, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At June 27, 2015, we had fixed-rate debt of $6.1 billion with a weighted average interest rate of 4.2%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $114 million at June 27, 2015, and $109 million at September 27, 2014. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We have interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits in the Annual Report on Form 10-K for the year ended September 27, 2014, for additional information.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at June 27, 2015, and September 27, 2014, related to the foreign exchange forward and option contracts would have a $2 million and $9 million impact, respectively, on pretax income.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2014 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2014 Annual Report.

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Nine Months Ended		Fiscal Year Ended	Twelve Months Ended
	June 27, 2015	June 28, 2014	September 27, 2014	June 27, 2015

Net income	$965	$720	$856	$1,101
Less: Interest income	(6)	(6)	(7)	(7)
Add: Interest expense	221	78	132	275
Add: Income tax expense	471	314	396	553
Add: Depreciation	447	362	494	579
Add: Amortization (a)	69	15	26	80
EBITDA	$2,167	$1,483	$1,897	$2,581

Total gross debt			$8,178	$7,234
Less: Cash and cash equivalents			(438)	(471)
Less: Short-term investments			(1)	(2)
Total net debt			$7,739	$6,761

Ratio Calculations:
Gross debt/EBITDA			4.3x	2.8x
Net debt/EBITDA			4.1x	2.6x

(a)
Excludes the amortization of debt discount expense of $8 million and $5 million for the nine months ended June 27, 2015, and June 28, 2014, respectively, $10 million for the fiscal year ended September 27, 2014, and $13 million for the twelve months ended June 27, 2015, as it is included in Interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 27, 2015, our disclosure controls and procedures were effective.
In the third quarter ended June 27, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 16: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.

On June 17, 2014, the Missouri attorney general filed a civil lawsuit against us in the circuit court of Barry County, Missouri, concerning an incident that occurred in May 2014 in which some feed supplement was discharged from our plant in Monett, Missouri, to the City of Monett’s wastewater treatment plant allegedly leading to a fish kill in a local stream and odor issues around the plant. That lawsuit alleges six violations stemming from the incident and seeks penalties against us, compensation for damage to the stream, and reimbursement for the State of Missouri’s costs in investigating the matter. In January 2015, a consent judgment was entered that resolved the lawsuit. The judgment required payment of $540,000, which includes amounts for penalties, cost recovery and supplemental environmental projects. The U.S. Environmental Protection Agency has also indicated to us that it has begun a criminal investigation into the incident. If we become subject to criminal charges, we may be subject to a fine and other relief, as well as government contract suspension and debarment. We are cooperating with the Environmental Protection Agency but cannot predict the outcome of its investigation at this time. It is also possible that other regulatory agencies may commence investigations and allege additional violations.

On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the U.S. District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. The district court has not yet rendered its decision from the trial.

Other Matters: At July 1, 2015, we had approximately 113,000 employees and, at any time, we have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Mar. 29, 2015 to Apr. 25, 2015	60,656		$38.95	—		28,804,771
Apr. 26, 2015 to May 30, 2015	528,375		41.78	394,473		28,410,298
May 31, 2015 to June 27, 2015	540,289		41.87	480,527		27,929,771
Total	1,129,320	(2)	$41.67	875,000	(3)	27,929,771

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

(2)
We purchased 254,320 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 226,138 shares purchased in open market transactions and 28,182 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

10.1
Term Loan Agreement, dated as of April 7, 2015, by and among the Company, Bank of America, N.A. as lender, and Merill Lynch, Piere, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (previously filed as exhibit 10.1 to the Company's Current Report on Form 8-K filed April 8, 2015, Commission File No. 001-14704, and incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June, 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 3, 2015	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: August 3, 2015	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer