Form 10-K
period 2015-10-03
TYSON FOODS INC
filed 2015-11-23
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	October 3, 2015

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
001-14704
(Commission File Number)
______________________________________________
TYSON FOODS, INC.
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	71-0225165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 West Don Tyson Parkway, Springdale, Arkansas	72762-6999
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(479) 290-4000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, Par Value $0.10	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

On March 28, 2015, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (Class A stock), and Class B Common Stock, $0.10 par value (Class B stock), held by non-affiliates of the registrant was $11,395,283,906 and $412,319, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
On October 31, 2015, there were 295,644,459 shares of Class A stock and 70,010,805 shares of Class B stock outstanding.
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 5, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
Founded in 1935, Tyson Foods, Inc. and its subsidiaries (collectively, “Company,” “we,” “us” or “our”) is one of the world's largest food companies with leading brands such as Tyson®, Jimmy Dean®, Hillshire Farm®, Sara Lee®,  Ball Park®, Wright®, Aidells® and State Fair®. We are a recognized market leader in chicken, beef and pork as well as prepared foods, including bacon, breakfast sausage, turkey, lunchmeat, hot dogs, pizza crusts and toppings, tortillas and desserts. Our operations are conducted in four reportable segments: Chicken, Beef, Pork and Prepared Foods. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials, grain and feed ingredients; and operating efficiencies of our facilities.
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
On August 28, 2014, we acquired and consolidated The Hillshire Brands Company ("Hillshire Brands"), a manufacturer and marketer of branded, convenient foods. Hillshire Brands results of operations are included in the Prepared Foods segment. For further description of this transaction, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
FINANCIAL INFORMATION OF SEGMENTS
We operate in four reportable segments: Chicken, Beef, Pork and Prepared Foods. Following the sale of the Mexico and Brazil operations in fiscal 2015, we began reporting our international operation, which was previously reported as the International segment, in Other. Other now includes our foreign chicken production operations in China and India and third-party merger and integration costs. All periods presented have been reclassified to reflect this change. Chicken, Beef, Pork and Prepared Foods results were not impacted by this change. For further description of the sale of the Mexico and Brazil operations, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions. The contribution of each segment to net sales and operating income (loss), and the identifiable assets attributable to each segment, are set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17: Segment Reporting.
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
Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. On August 28, 2014, we completed the acquisition of Hillshire Brands, a manufacturer and marketer of branded, convenient foods which includes brands such as Jimmy Dean®, Ball Park®, Hillshire Farm®, State Fair®, Van's®, Sara Lee® and Chef Pierre® pies as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island® premium jerky. Hillshire Brands' results from operations are reported in the Prepared Foods segment from the date of acquisition. Products primarily include pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, pizza crusts and toppings, flour and corn tortilla products, desserts, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets.
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
We operate our own feed mills to produce scientifically-formulated feeds. In fiscal 2015, corn, soybean meal and other feed ingredients were major production costs, representing roughly 64% of our cost of growing a live chicken domestically. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future. While we produce nearly all our inventory of breeder chickens and live broilers, we also purchase live, ice-packed or deboned chicken to meet production and sales requirements.
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
SEASONAL DEMAND
Demand for chicken, beef, and certain prepared foods products, such as hot dogs and smoked sausage, generally increases during the spring and summer months and generally decreases during the winter months. Pork and certain other prepared foods products, such as prepared meals, meat dishes, appetizers, frozen pies and breakfast sausage, generally experience increased demand during the winter months, primarily due to the holiday season, while demand generally decreases during the spring and summer months.

CUSTOMERS
Wal-Mart Stores, Inc. accounted for 16.8% of our fiscal 2015 consolidated sales. Sales to Wal-Mart Stores, Inc. were included in all of our segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2015 consolidated sales.
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
FOREIGN OPERATIONS
We sold products in approximately 130 countries in fiscal 2015. Major sales markets include Brazil, Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea, and Taiwan.
We have the following foreign operations:

•
Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, China, the Dominican Republic, India, Japan, the Netherlands, the Philippines, Russia, Spain, Turkey, the United Kingdom and Venezuela.

•	Tyson Rizhao, located in Rizhao, China, is a vertically-integrated chicken production operation.

•	Tyson Dalong, a joint venture in China in which we have a majority interest, is a chicken further-processing facility.

•	Tyson Nantong, located in Nantong, China, is a vertically-integrated chicken production operation.

•	Godrej Tyson Foods, a joint venture in India in which we have a majority interest, is a chicken processing business.

•	Tyson Mexico Trading Company, a Mexican subsidiary, sells chicken products primarily though co-packer arrangements.
We continue to evaluate growth opportunities in foreign countries. Additional information regarding export sales and long-lived assets located in foreign countries is set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 17: Segment Reporting.
RESEARCH AND DEVELOPMENT
We conduct continuous research and development activities to improve product development, to automate manual processes in our processing plants and growout operations, and to improve chicken breeding stock. Our Discovery Centers include a 100,000 square foot research and development facility in Springdale, Arkansas with 19 research kitchens and a USDA-inspected pilot plant. We also lease an approximately 78,000 square foot research and development facility outside Chicago, Illinois assumed in our Hillshire Brands acquisition, which includes five test kitchens and a USDA-inspected pilot plant. The Discovery Centers enable us to bring new market-leading retail and foodservice products to the customer quickly and efficiently. Research and development costs totaled $75 million, $52 million, and $50 million in fiscal 2015, 2014 and 2013, respectively.
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
Congress, the United States Environmental Protection Agency and some states continue to consider various options to control greenhouse gas emissions. It is unclear at this time what options, if any, will be finalized, and whether such options would have a direct impact on the Company. Due to continuing uncertainty surrounding this issue, it is premature to speculate on the specific nature of impacts that imposition of greenhouse gas emission controls would have on us and whether such impacts would have a material adverse effect.

We work to ensure our products meet high standards of food safety and quality. In addition to our own internal Food Safety and Quality Assurance oversight and review, our chicken, beef, pork and prepared foods products are subject to inspection prior to distribution, primarily by the United States Department of Agriculture (USDA) and the United States Food and Drug Administration (FDA). We are also participants in the United States Hazard Analysis Critical Control Point (HACCP) program and are subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. Additionally, our foreign operations are subject to various other food safety and quality assurance oversight and review.
EMPLOYEES AND LABOR RELATIONS
As of October 3, 2015, we employed approximately 113,000 employees. Approximately 107,000 employees were employed in the United States and 6,000 employees were employed in foreign countries, primarily in China. Approximately 31,000 employees in the United States were subject to collective bargaining agreements with various labor unions, with approximately 12% of those employees included under agreements expiring in fiscal 2016. The remaining agreements expire over the next several years. Approximately 5,000 employees in foreign countries were subject to collective bargaining agreements. We believe our overall relations with our workforce are good.
MARKETING AND DISTRIBUTION
Our principal marketing objective is to be the leading branded provider of protein-based solutions for our consumers and customers across chicken, turkey, beef, pork and prepared foods. We grow our leading brands (Tyson®, Jimmy Dean®, Hillshire Farm®, Sara Lee®, Ball Park®, Wright®, Aidells® and State Fair®) while supporting strong regional and emerging brands primarily through consumer engagement marketing plans focused on core consumer targets leveraging proprietary research and insights. Our insights ensure we maintain relevancy and are consistently meeting the needs of our consumer and customer partners. We utilize our national distribution system and customer support services to achieve the leading market position for our products.
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
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2016, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effect of, or changes in, general economic conditions; (ii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (iii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iv) successful rationalization of existing facilities and operating efficiencies of the facilities; (v) risks associated with our commodity purchasing activities; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers or loss of one or more large customers; (xii) adverse results from litigation; (xiii) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics or extreme weather; (xiv) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvi) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xvii) failures or security breaches of our information technology systems; (xviii) effectiveness of advertising and marketing programs; and (xix) those factors listed under Item 1A. “Risk Factors.”
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

We continue to evaluate our estimates of synergies to be realized from the Hillshire Brands acquisition and refine them. Our actual cost-savings could differ materially from our current estimates. Actual cost-savings, the costs required to realize the cost-savings and the source of the cost-savings could differ materially from our estimates, and we cannot assure you that we will achieve the full amount of cost-savings on the schedule anticipated or at all or that these cost-savings programs will not have other adverse effects on our business. In light of these uncertainties, you should not place undue reliance on our estimated cost-savings.
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
Our results of operations and financial condition, as well as the selling prices for our products, are dependent upon the cost and supply of commodities and raw materials such as pork, beef, poultry, corn, soybean, packaging materials and energy and, to a lesser extent, cheese, fruit, seasoning blends, flour, corn syrup, corn oils, butter and sugar. Corn, soybean meal and other feed ingredients, for instance, represented roughly 64% of our cost of growing a live chicken in fiscal 2015. Production and pricing of these commodities are determined by constantly changing market forces of supply and demand over which we have limited or no control. Such factors include, among other things, weather patterns throughout the world, outbreaks of disease, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments.
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
In fiscal 2015, we sold products to approximately 130 countries. Major sales markets include Brazil, Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea, and Taiwan. Our sales to customers in foreign countries for fiscal 2015 totaled $5.2 billion, of which $4.1 billion related to export sales from the United States. In addition, we had approximately $191 million of long-lived assets located in foreign countries, primarily Brazil, China, and India, at the end of fiscal 2015.
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

•
impact of currency exchange rate fluctuations between the United States dollar and foreign currencies, particularly the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso;

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
We have approximately 113,000 employees, approximately 36,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees and the labor unions. If we fail to maintain good relations with our employees or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
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
Our products may be subject to contamination by disease-producing organisms or pathogens, such as Listeria monocytogenes, Salmonella and E. coli. These organisms and pathogens are found generally in the environment and there is a risk that one or more, as a result of food processing, could be present in our products. These organisms and pathogens also can be introduced to our products as a result of improper handling at the further-processing, foodservice or consumer level. These risks may be controlled, but may not be eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over handling procedures once our products have been shipped for distribution. Even an inadvertent shipment of contaminated products may be a violation of law and may lead to increased risk of exposure to product liability claims, increased scrutiny and penalties, including injunctive relief and plant closings, by federal and state regulatory agencies, and adverse publicity, which could exacerbate the associated negative consumer reaction. Any of these occurrences may have an adverse effect on our financial results.
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
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In assessing the carrying value of goodwill and indefinite life intangible assets, we make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated principally using an income approach based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Indefinite life intangible asset valuations have been calculated principally using relief-from-royalty and excess earnings approaches and are believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the valuations. We could be required to evaluate the recoverability of goodwill and indefinite life intangible assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in impairment charges in the future, which could be substantial. As of October 3, 2015, we had $10.7 billion of goodwill and indefinite life intangible assets, which represented approximately 47% of total assets.
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
We periodically evaluate potential acquisitions, joint ventures and other initiatives, and may seek to expand our business through the acquisition of companies, processing plants, technologies, products and services. Acquisitions and joint ventures involve financial and operational risks and uncertainties, including:

•	challenges in realizing the anticipated benefits of the transaction;

•	difficulty integrating acquired businesses, technologies, operations and personnel with our existing business;

•	diversion of management attention in connection with negotiating transactions and integrating the businesses acquired;

•	difficulty identifying suitable candidates or consummating a transaction on terms that are favorable to us;

•	challenges in retaining the acquired businesses' customers and key employees;

•	inability to implement and maintain consistent standards, controls, procedures and information systems;

•	exposure to unforeseen or undisclosed liabilities of acquired companies; and

•	the availability and terms of additional debt or equity financing for any transaction.
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
Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Wal-Mart Stores, Inc., which accounted for 16.8% of our sales in fiscal 2015. Our retail customers typically do not enter into written contracts, and if they do sign contracts, they generally are limited in scope and duration. There can be no assurance that significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. Many of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years, and consolidation is expected to continue throughout the United States and in other major markets. These consolidations have produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, opposing price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These customers also may use shelf space currently used for our products for their own private label products. Because of these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products. The loss of a significant customer or a material reduction in sales to, or adverse change to trade terms with, a significant customer could materially and adversely affect our product sales, financial condition and results of operations.
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
As of October 3, 2015, Tyson Limited Partnership (the TLP) owns 99.985% of the outstanding shares of the Company's Class B Common Stock, $0.10 par value (Class B stock) and the TLP and members of the Tyson family own, in the aggregate, 1.79% of the outstanding shares of the Company's Class A Common Stock, $0.10 par value (Class A stock), giving them, collectively, control of approximately 70.64% of the total voting power of the Company's outstanding voting stock. At this time, the TLP does not have a managing general partner, as such, the management rights of the managing general partner may be exercised by a majority of the percentage interests of the general partners. As of October 3, 2015, Mr. John Tyson, Chairman of the Board of Directors, has 33.33% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, has 11.115% general partner percentage interests (the remaining general partnership interests are held by the Tyson Partnership Interest Trust (44.44%) and Harry C. Erwin, III (11.115%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the TLP's significant ownership of our outstanding voting stock, we are eligible for “controlled company” exemptions from certain corporate governance requirements of the New York Stock Exchange.
We may incur additional tax expense or become subject to additional tax liabilities.
We are subject to taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. Our total income tax expense could be affected by changes in tax rates in various jurisdictions, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of these examinations. If a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties, which could adversely affect our financial results.
We could incur substantial tax liabilities as a result of the DEMB Master Blenders 1753 N.V (“DEMB”) Spin-Off.
On June 28, 2012, Hillshire Brands divested its international coffee and tea business segment through the spin-off of DEMB (the “Spin-Off”). Hillshire Brands intended for the Spin-Off and certain related transactions to qualify as tax-free under Sections 355, 368(a)(1)(D), and 361 and related provisions of the United States Internal Revenue Code, which we refer to as the Code, and Hillshire Brands received a private letter ruling from the IRS substantially to the effect that the Spin-Off and certain related transactions, including a debt exchange, will qualify as tax-free to Hillshire Brands and its stockholders for United States federal income tax purposes. Although a private letter ruling generally is binding on the IRS, if the factual representations or assumptions made in the private letter ruling request are untrue or incomplete in any material respect, or any material forward-looking covenants or undertakings are not complied with, then Hillshire Brands would not be able to rely on the ruling. In addition, the ruling is based on current law, and cannot be relied upon if the applicable law changes with retroactive effect. As a matter of practice the IRS does not rule on every requirement for a tax-free spin-off or tax-free debt-for-debt exchange, and the parties relied solely on the opinion of counsel for comfort that such additional requirements should be satisfied. The opinion of counsel relies on, among other things, the continuing validity of the ruling and various assumptions and representations as to factual matters made by Hillshire Brands and DEMB which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail. Accordingly, even though Hillshire Brands obtained a ruling and a “should” opinion of counsel, the IRS could assert that Hillshire Brands has not satisfied the requirements for tax-free treatment and such assertion, if successful, could result in significant United States federal income tax liabilities for us.

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
Participation in a Multiemployer Pension Plan could adversely affect our business.
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
We sponsor a number of defined benefit plans for employees in the United States. The difference between plan obligations and assets, which signifies the funded status of the plans, is a significant factor in determining the net periodic benefit costs of the pension plans and our ongoing funding requirements. As of October 3, 2015, the funded status of our defined benefit pension plans was an underfunded position of $410 million, as compared to an underfunded position of $381 million at the end of fiscal 2014. Changes in interest rates and the market value of plan assets can impact the funded status of the plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We have production and distribution operations in the following states: Alabama, Arizona, Arkansas, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. We also have sales offices throughout the United States. Additionally, we, either directly or through our subsidiaries, have sales offices, facilities or participate in joint venture operations in Argentina, Brazil, Canada, China, the Dominican Republic, Hong Kong, India, Japan, Mexico, the Netherlands, the Philippines, the Republic of Ireland, Russia, South Korea, Spain, Taiwan, Turkey, the United Arab Emirates, the United Kingdom and Venezuela.

	Number of Facilities
	Owned	Leased	Total
Chicken Segment:
Processing plants	44	1	45
Rendering plants	9	—	9
Blending mills	2	—	2
Feed mills	32	—	32
Broiler hatcheries	59	3	62
Breeder houses	383	31	414
Broiler farm houses	48	—	48
Pet treats plant	1	—	1
Beef Segment Production Facilities	12	—	12
Pork Segment Production Facilities	9	—	9
Prepared Foods Segment:
Processing plants(2)	32	6	38
Turkey operation facilities	6	—	6
Distribution Centers	12	1	13
Cold Storage Facilities	51	—	51
Research and Development Facilities	1	1	2
		Capacity(1) per week at October 3, 2015	Fiscal 2015 Average Capacity Utilization
Chicken Processing Plants		39 million head	89%
Beef Production Facilities		176,000 head	73%
Pork Production Facilities		456,000 head	88%
Prepared Foods Processing Plants		78 million pounds	87%

(1)	Capacity per week based on the following: Chicken- five day week, Prepared Foods- five day week, Beef and Pork- six day week.

(2)	Includes our owned Chicago, Illinois hospitality plant and our Jefferson, Wisconsin, plant scheduled to close in the back half of fiscal 2016.
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
Prepared Foods: Prepared Foods plants process fresh and frozen chicken, turkey, beef, pork and other raw materials into pizza toppings, branded and processed meats, desserts, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, pizza crusts, flour and corn tortilla products and meat dishes.

In addition, our foreign chicken operations in China and India include four processing plants, two rendering plants, three feed mills and five broiler hatcheries. The processing plants include various phases of slaughtering, dressing, cutting, packaging, deboning and further-processing chicken. The feed mills and broiler hatcheries generally have sufficient capacity to meet the needs of the foreign chicken growout operations.
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
On June 17, 2014, the Missouri attorney general filed a civil lawsuit against us in the circuit court of Barry County, Missouri, concerning an incident that occurred in May 2014 in which some feed supplement was discharged from our plant in Monett, Missouri, to the City of Monett’s wastewater treatment plant allegedly leading to a fish kill in a local stream and odor issues around the plant. That lawsuit alleges six violations stemming from the incident and seeks penalties against us, compensation for damage to the stream, and reimbursement for the State of Missouri’s costs in investigating the matter. In January 2015, a consent judgment was entered that resolved the lawsuit. The judgment required payment of $540,000, which includes amounts for penalties, cost recovery and supplemental environmental projects. The United States Environmental Protection Agency has also indicated to us that it has begun a criminal investigation into the incident. If we become subject to criminal charges, we may be subject to a fine and other relief, as well as government contract suspension and debarment. We are cooperating with the Environmental Protection Agency but cannot predict the outcome of its investigation at this time. It is also possible that other regulatory agencies may commence investigations and allege additional violations.
On June 19, 2005, the Attorney General and the Secretary of the Environment of the State of Oklahoma filed a complaint in the United States District Court for the Northern District of Oklahoma against Tyson Foods, Inc., three subsidiaries and six other poultry integrators. The complaint, which was subsequently amended, asserts a number of state and federal causes of action including, but not limited to, counts under the Comprehensive Environmental Response, Compensation, and Liability Act, Resource Conservation and Recovery Act, and state-law public nuisance theories. Oklahoma alleges that the defendants and certain contract growers who were not joined in the lawsuit polluted the surface waters, groundwater and associated drinking water supplies of the Illinois River Watershed through the land application of poultry litter. Oklahoma’s claims were narrowed through various rulings issued before and during trial and its claims for natural resource damages were dismissed by the district court in a ruling issued on July 22, 2009, which was subsequently affirmed on appeal by the Tenth Circuit Court of Appeals. A non-jury trial of the remaining claims including Oklahoma’s request for injunctive relief began on September 24, 2009. Closing arguments were held on February 11, 2010. The district court has not yet rendered its decision from the trial.
Other Matters: We currently have approximately 113,000 employees and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Our executive officers serve one-year terms from the date of their election, or until their successors are appointed and qualified. No family relationships exist among these officers. The name, title, age and calendar year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
John Tyson	Chairman of the Board of Directors	62	2011
Curt T. Calaway	Senior Vice President, Controller and Chief Accounting Officer	42	2012
Andrew P. Callahan	President, Retail Packaged Brands	49	2014
Howell P. Carper	Executive Vice President, Strategy and New Ventures	62	2013
Sally Grimes	President and Chief Global Growth Officer	44	2014
Thomas P. Hayes	Chief Commercial Officer and President, Foodservice	50	2014
Donnie King	President of North American Operations, Fresh Beef/Pork, Poultry and Prepared Foods	53	2009
Dennis Leatherby	Executive Vice President and Chief Financial Officer	55	1994
Mary Oleksiuk	Executive Vice President and Chief Human Resources Officer	53	2014
Mike Roetzel	Executive Vice President, Operations Services	56	2015
Donnie Smith	President and Chief Executive Officer	56	2008
Stephen Stouffer	President, Fresh Meats	55	2013
David L. Van Bebber	Executive Vice President and General Counsel	59	2008
Noel White	President, Poultry	57	2009
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
Andrew P. Callahan was appointed President, Retail Packaged Brands in September 2014. Mr. Callahan previously served as Executive Vice President and President, Retail of The Hillshire Brands Company (“Hillshire Brands”) since 2012, prior to which he served as Senior Vice President, Chief Customer Officer for Sara Lee Corporation's (“Sara Lee”) North American operations from 2011 to 2012, after serving as President of Sara Lee's North American Foodservice segment from 2009 to 2011. Hillshire Brands was acquired by the Company in August 2014.
Howell P. (“Hal”) Carper was appointed Executive Vice President, Strategy and New Ventures in 2013, after serving as Group Vice President, Research and Development, Logistics, and Technical Services since 2008, prior to which he served as Senior Vice President, Corporate Research and Development since 2003, and Senior Vice President and General Manager, Foodbrands Foodservice since 2001. Mr. Carper was appointed by IBP, inc. as Senior Vice President, Sales and Marketing in 1999. IBP, inc. was acquired by the Company in 2001. Prior to employment with IBP, inc., he served as Senior Vice President, Sales and Marketing with Foodbrands, Inc., which was acquired by IBP, inc. in 1997.
Sally Grimes was appointed President and Chief Global Growth Officer in June 2015 following her appointment as President and Global Growth Officer in September 2014. Ms. Grimes previously served as Senior Vice President, Chief Innovation Officer and President, Gourmet Food Group of Hillshire Brands since 2012. Prior to joining Hillshire Brands, Ms. Grimes served as Global Vice President, Marketing for the writing and creative expression business unit at Newell Rubbermaid, Inc. (global marketer of consumer and commercial products) from 2007 to 2012.
Thomas P. Hayes was appointed Chief Commercial Officer in June 2015 after being appointed President, Food Service in September 2014. Mr. Hayes previously served as Executive Vice President and Chief Supply Chain Officer of Hillshire Brands since 2012, prior to which he served as Senior Vice President and Chief Supply Chain Officer for Sara Lee’s North American Retail and Foodservice businesses from 2009 to 2012. Mr. Hayes was initially employed by Sara Lee in 2006.

Donnie King was appointed President of North American Operations, Fresh Beef/Pork, Poultry and Prepared Foods in June 2015 following his appointment as President of North American Operations and Food Service in 2014. He previously served as President of Prepared Foods, Customer and Consumer Solutions since 2013, Senior Group Vice President, Poultry and Prepared Foods since 2009, Group Vice President, Refrigerated and Deli since 2008, Group Vice President, Operations since 2007, Senior Vice President, Consumer Products Operations since 2006 and Senior Vice President, Poultry Operations since 2003. Mr. King was initially employed by Valmac Industries, Inc. in 1982. Valmac Industries, Inc. was acquired by the Company in 1984.
Dennis Leatherby was appointed Executive Vice President and Chief Financial Officer in 2008 after serving as Senior Vice President, Finance and Treasurer since 1998. He also served as Interim Chief Financial Officer from 2004 to 2006. Mr. Leatherby was initially employed by the Company in 1990.
Mary Oleksiuk was appointed Executive Vice President and Chief Human Resources Officer in September 2014. Ms. Oleksiuk previously served as Senior Vice President, Chief Human Resources Officer for Hillshire Brands since 2012. Prior to joining Hillshire Brands, Ms. Oleksiuk served as Chief Human Resources Officer and Senior Vice President for Discover Financial Services from 2011 to 2012. From 2010 to 2011, she served as Senior Vice President, Global Human Resources with Alberto Culver Company and as Vice President, Global Human Resources with Alberto Culver Company from 2007 to 2010.
Mike Roetzel was appointed Executive Vice President of Operations Services in November 2015, after serving as Group Vice President of Operations Services since 2013, prior to which he served as Senior Vice President, Purchasing since 2008, and various officer positions since 1999. Mr. Roetzel was initially employed by the Company in 1986.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share and holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 31, 2015, there were approximately 24,000 holders of record of our Class A stock and seven holders of record of our Class B stock, excluding holders in the security position listings held by nominees.
DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We have paid uninterrupted quarterly dividends on common stock each year since 1977. In fiscal 2015, the annual dividend rate for Class A stock was $0.40 per share and the annual dividend rate for Class B stock was $0.36 per share. In fiscal 2014, the annual dividend rate for Class A stock was $0.30 per share and the annual dividend rate for Class B stock was $0.27 per share. On November 19, 2015, the Board of Directors increased the quarterly dividend previously declared on July 30, 2015, to $0.15 per share on our Class A stock and $0.135 per share on our Class B stock. The increased quarterly dividend is payable on December 15, 2015, to shareholders of record at the close of business on December 1, 2015. Also on November 19, 2015, the Board of Directors declared a quarterly dividend of $0.15 per share on our Class A stock and $0.135 per share on our Class B stock, payable on March 15, 2016, to shareholders of record at the close of business on March 1, 2016. We anticipate the remaining quarterly dividends in fiscal 2016 will be $0.15 and $0.135 per share of our Class A and Class B stock, respectively. Beginning in fiscal 2017, we anticipate to increase our annual dividends approximately $0.10 per year.
MARKET INFORMATION
Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock. The high and low sales prices of our Class A stock for each quarter of fiscal 2015 and 2014 are represented in the table below.

	2015		2014
	High	Low	High	Low
First Quarter	$43.37	$37.02	$34.38	$27.33
Second Quarter	42.41	37.10	43.45	33.03
Third Quarter	45.10	37.24	44.24	34.90
Fourth Quarter	44.78	39.05	41.88	36.12
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jun. 28, 2015 to Jul. 25, 2015	92,654		$43.48	—		27,929,771
Jul. 26, 2015 to Aug. 29, 2015	3,265,564		41.92	3,173,112		24,756,659
Aug. 30, 2015 to Oct. 3, 2015	3,701,964		42.31	3,628,514		21,128,145
Total	7,060,182	(2)	$42.14	6,801,626	(3)	21,128,145

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

(2)
We purchased 258,556 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 215,099 shares purchased in open market transactions and 43,457 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s (S&P) 500 Index and a group of peer companies described below.

	Fiscal Years Ending
	Base Period 10/2/10	10/1/11	9/29/12	9/28/13	9/27/14	10/3/15
Tyson Foods, Inc.	$100.00	$107.73	$100.29	$181.53	$241.50	$286.76
S&P 500 Index	100.00	101.14	131.69	157.17	188.18	187.02
Previous Peer Group	100.00	106.42	125.22	155.13	178.46	213.97
Current Peer Group	100.00	102.25	120.48	146.77	169.42	186.09
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2010, is presented for each of the periods for the Company, the S&P 500 Index, the previous peer group and the current peer group. The previous peer group included: Archer-Daniels-Midland Company, Bunge Limited, Campbell Soup Company, ConAgra Foods, Inc., Dean Foods Company, General Mills, Inc., Hillshire Brands (up to August 28, 2014), Hormel Foods Corp., Kellogg Co., Kraft Foods Group Inc. (up to July 2, 2015), McCormick & Co., Mondelez Interenational Inc., Pilgrim’s Pride Corporation, Sanderson Farms, Inc., and The J.M. Smucker Company. The current peer group includes: Archer-Daniels-Midland Company, Bunge Limited, Campbell Soup Company, ConAgra Foods, Inc., Dean Foods Company, General Mills, Inc., Hormel Foods Corp., Kellogg Co., McCormick & Co., Mondelez Interenational Inc., PepsiCo, Inc., Pilgrim's Pride Corporation, Sanderson Farms, Inc., The Hershey Company, and The J.M. Smucker Company. The differences between the current peer group and the previous peer group were the removal of Hillshire Brands and Kraft Foods Group Inc. because both ceased being publicly traded companies in fiscal 2014 and fiscal 2015, respectively, and the addition of PepsiCo, Inc. and The Hershey Company to more accurately reflect the Company’s peers in terms of industry standing. The graph compares the performance of the Company's Class A common stock with that of the S&P 500 Index and both peer groups, with the return of each company in the peer groups weighted on market capitalization.
The information in this "Performance Graph" section shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY

in millions, except per share, percentage and ratio data
	2015	2014	2013	2012	2011
Summary of Operations
Sales	$41,373	$37,580	$34,374	$33,055	$32,032
Operating income	2,169	1,430	1,375	1,286	1,289
Net interest expense	284	125	138	344	231
Income from continuing operations	1,224	856	848	614	738
Loss from discontinued operation, net of tax	—	—	(70)	(38)	(5)
Net income	1,224	856	778	576	733
Net income attributable to Tyson	1,220	864	778	583	750
Diluted net income per share attributable to Tyson:
Income from continuing operations	2.95	2.37	2.31	1.68	1.98
Loss from discontinued operation	—	—	(0.19)	(0.10)	(0.01)
Net income	2.95	2.37	2.12	1.58	1.97
Dividends declared per share:
Class A	0.425	0.325	0.310	0.160	0.160
Class B	0.383	0.294	0.279	0.144	0.144
Balance Sheet Data
Cash and cash equivalents	$688	$438	$1,145	$1,071	$716
Total assets	23,004	23,956	12,177	11,896	11,071
Total debt	6,725	8,178	2,408	2,432	2,182
Shareholders’ equity	9,706	8,904	6,233	6,042	5,685
Other Key Financial Measures
Depreciation and amortization	$711	$530	$519	$499	$506
Capital expenditures	854	632	558	690	643
EBITDA	2,906	1,897	1,818	1,731	1,767
Return on invested capital	13.4%	11.8%	18.5%	17.7%	18.5%
Effective tax rate for continuing operations	36.3%	31.6%	32.6%	36.4%	31.6%
Total debt to capitalization	40.9%	47.9%	27.9%	28.7%	27.7%
Book value per share	$23.36	$23.70	$18.13	$16.84	$15.38
Stock price high	45.10	44.24	32.40	21.06	20.12
Stock price low	37.02	27.33	15.93	14.07	14.59
Notes to Five-Year Financial Summary

a.	Fiscal 2015 was a 53-week year, while the other years presented were 52-week years.

b.
Fiscal 2015 included a $169 million pretax impairment charge related to our China operation, $57 million pretax expense related to merger and integration costs, $59 million pretax impairment charges related to our Prepared Foods network optimization, $12 million pretax charges related to Denison impairment and plant closure costs, $8 million pretax gain related to net insurance proceeds (net of costs) related to a legacy Hillshire Brands plant fire, $21 million pretax gain on the sale of equity securities, $161 million pretax gain on the sale of the Mexico operation, $39 million pretax gain related to the impact of the additional week in fiscal 2015 and $26 million unrecognized tax benefit gain.

c.
Fiscal 2014 included a $42 million pretax impairment charge and other costs related to the sale of our Brazil operation and Mexico's undistributed earnings tax, $197 million pretax expense related to the Hillshire Brands acquisition, integration and costs associated with our Prepared Foods improvement plan, $40 million pretax expense related to the Hillshire Brands post-closing results, purchase price accounting, and costs related to a legacy Hillshire Brands plant fire, $27 million pretax expense related to the Hillshire Brands acquisition financing incremental interest cost and $52 million unrecognized tax benefit gain.

d.
Fiscal 2013 included a $19 million currency translation adjustment gain recognized in conjunction with the receipt of proceeds constituting the final resolution of our investment in Canada. Additionally in fiscal 2013, we determined our Weifang operation (Weifang) was no longer core to the execution of our strategy in China. In July 2013, we completed the sale of Weifang. Non-cash charges related to the impairment of assets in Weifang amounted to $56 million and $15 million in fiscal 2013 and 2012, respectively.

e.	Fiscal 2012 included a pretax charge of $167 million related to the early extinguishment of debt.

f.
Fiscal 2011 included an $11 million non-operating gain related to the sale of interest in an equity method investment and a $21 million reduction to income tax expense related to a reversal of reserves for foreign uncertain tax positions.

g.	Return on invested capital is calculated by dividing operating income by the sum of the average of beginning and ending total debt and shareholders’ equity less cash and cash equivalents.

h.	For the total debt to capitalization calculation, capitalization is defined as total debt plus total shareholders’ equity.

i.	"EBITDA" is a Non-GAAP measure and defined as net income less interest income, plus interest, taxes, depreciation and amortization. A reconciliation of net income to EBITDA immediately follows.

EBITDA RECONCILIATIONS
A reconciliation of net income to EBITDA is as follows:

in millions, except ratio data
	2015	2014	2013	2012	2011

Net income	$1,224	$856	$778	$576	$733
Less: Interest income	(9)	(7)	(7)	(12)	(11)
Add: Interest expense	293	132	145	356	242
Add: Income tax expense (a)	697	396	411	351	341
Add: Depreciation	609	494	474	443	433
Add: Amortization (b)	92	26	17	17	29
EBITDA	$2,906	$1,897	$1,818	$1,731	$1,767

Total gross debt	$6,725	$8,178	$2,408	$2,432	$2,182
Less: Cash and cash equivalents	(688)	(438)	(1,145)	(1,071)	(716)
Less: Short-term investments	(2)	(1)	(1)	(3)	(2)
Total net debt	$6,035	$7,739	$1,262	$1,358	$1,464

Ratio Calculations:
Gross debt/EBITDA	2.3x	4.3x	1.3x	1.4x	1.2x
Net debt/EBITDA	2.1x	4.1x	0.7x	0.8x	0.8x

(a)	Includes income tax expense of discontinued operation.

(b)
Excludes the amortization of debt discount expense of $10 million, $10 million, $28 million, $39 million and $44 million for fiscal 2015, 2014, 2013, 2012 and 2011, respectively, as it is included in Interest expense.

EBITDA represents net income, net of interest, income tax and depreciation and amortization. Net debt to EBITDA represents the ratio of our debt, net of cash and short-term investments, to EBITDA. EBITDA and net debt to EBITDA are presented as supplemental financial measurements in the evaluation of our business. We believe the presentation of these financial measures helps investors to assess our operating performance from period to period, including our ability to generate earnings sufficient to service our debt, and enhances understanding of our financial performance and highlights operational trends. These measures are widely used by investors and rating agencies in the valuation, comparison, rating and investment recommendations of companies; however, the measurements of EBITDA and net debt to EBITDA may not be comparable to those of other companies, which limits their usefulness as comparative measures. EBITDA and net debt to EBITDA are not measures required by or calculated in accordance with generally accepted accounting principles (GAAP) and should not be considered as substitutes for net income or any other measure of financial performance reported in accordance with GAAP or as a measure of operating cash flow or liquidity. EBITDA is a useful tool for assessing, but is not a reliable indicator of, our ability to generate cash to service our debt obligations because certain of the items added to net income to determine EBITDA involve outlays of cash. As a result, actual cash available to service our debt obligations will be different from EBITDA. Investors should rely primarily on our GAAP results and use non-GAAP financial measures only supplementally in making investment decisions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DESCRIPTION OF THE COMPANY
We are one of the world's largest food companies with leading brands such as Tyson®, Jimmy Dean®, Hillshire Farm®, Sara Lee®, Ball Park®, Wright®, Aidells® and State Fair®. We are a recognized market leader in chicken, beef and pork as well as prepared foods, including bacon, breakfast sausage, turkey, lunchmeat, hot dogs, pizza crusts and toppings, tortillas and desserts. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials, and feed ingredients; and operating efficiencies of our facilities.
We operate in four reportable segments: Chicken, Beef, Pork and Prepared Foods. Following the sale of our Mexico and Brazil operations in fiscal 2015, we began reporting our international operation, which was previously reported as the International segment, in Other. Other now includes our foreign chicken production operations in China and India and third-party merger and integration costs. All periods presented have been reclassified to reflect this change. Chicken, Beef, Pork and Prepared Foods results were not impacted by this change.
On August 28, 2014, we acquired and consolidated The Hillshire Brands Company ("Hillshire Brands"), a manufacturer and marketer of branded, convenient foods. Hillshire Brands results from operations subsequent to the acquisition closing are included in the Prepared Foods segment.
OVERVIEW

•	Fiscal year – Our accounting cycle resulted in a 53-week year for fiscal 2015 and a 52-week year for 2014 and 2013.

•
General – Operating income grew 52% in fiscal 2015 over fiscal 2014, which was led by record earnings in our Chicken and Prepared Foods segments. Sales increased 10% to a record $41.4 billion, driven by price and mix improvements, the incremental impact of Hillshire Brands and the positive impact of 53 weeks in fiscal 2015. We continued to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth for the future.

•
Hillshire Integration – We continue to maintain focus on the integration of Hillshire Brands and synergy capture. As we execute our Prepared Foods strategy, we estimate the impact of the Hillshire Brands synergies, along with the profit improvement plan related to our legacy Prepared Foods business, will have a positive impact of more than $500 million in fiscal 2016 and more than $700 million by fiscal 2017. The majority of these benefits are expected to be realized in the Prepared Foods segment. We will invest a portion of the synergies in innovation, new product launches and strengthening our brands. In fiscal 2015, we captured $322 million of synergies and profit improvement initiatives, of which $285 million impacted the Prepared Foods segment.

•
Market environment – Our Chicken segment delivered record results in fiscal 2015 driven by strong demand and favorable domestic market conditions, partially offset by disruptions caused by export bans. The Pork segment results remained in its normalized operating margin range, but were down from last year due to unfavorable market conditions from a decline in exports and periods of increased domestic availability of pork products. Our Prepared Foods segment delivered record operating income and operating margins as we continued to execute our profit improvement plan and integrate Hillshire Brands. The Beef segment experienced a loss driven by lower availability of fed cattle supplies, higher fed cattle costs, export market disruptions, and reduced demand for premium beef products due to the relative value of competing proteins.

•
Mexico – We recorded a $161 million pre-tax gain as a result of the sale of our Mexico operation in the fourth quarter of fiscal 2015. The gain is reflected in Other for segment reporting and included in Cost of Sales in the Consolidated Statements of Income.

•
China impairment – Following the sale of our Mexico and Brazil chicken production operations, we have continued to review our strategies and outlook for the remaining international businesses, which operations include our chicken production operations in China. Despite our belief in the potential for this business, our Chinese operations have not achieved profitability. Given the ongoing losses being generated in this business, recent changes in the strategy and management of the business, and the depressed economic outlook for China, we assessed our Chinese operations for potential impairment in the fourth quarter of fiscal 2015. As a result of this evaluation, during the fourth quarter of fiscal 2015, we recorded a $169 million impairment charge. The impairment was comprised of $126 million of property, plant and equipment, $23 million of goodwill and $20 million of other assets. The China operation is included in Other for segment reporting and the impairment is included in Cost of Sales in the Consolidated Statements of Income.

•	Margins – Our total operating margin was 5.2% in fiscal 2015. Operating margins by segment were as follows:

•	Chicken – 12.0%

•	Beef – (0.4)% (included $12 million closure and impairment charges related to the ceasing of beef operations at our Denison facility)

•	Pork – 7.2%

•
Prepared Foods – 7.5% (included $8 million in net insurance proceeds related to a legacy Hillshire Brands plant fire, $10 million in merger and integration costs and $59 million in Prepared Foods network optimization impairment charges)

•
Liquidity – During fiscal 2015, we generated $2.6 billion of operating cash flows. We repurchased 11.0 million shares of our Class A common stock for $455 million under our share repurchase program in fiscal 2015. At October 3, 2015, we had $1.9 billion of liquidity, which included the availability under our revolving credit facility and $688 million of cash and cash equivalents.

	in millions, except per share data
	2015	2014	2013
Net income from continuing operations attributable to Tyson	$1,220	$864	$848
Net income from continuing operations attributable to Tyson – per diluted share	2.95	2.37	2.31

Net loss from discontinued operation attributable to Tyson	—	—	(70)
Net loss from discontinued operation attributable to Tyson – per diluted share	—	—	(0.19)

Net income attributable to Tyson	1,220	864	778
Net income attributable to Tyson - per diluted share	2.95	2.37	2.12
2015 – Included the following items:

•	$169 million, or ($0.41) per diluted share, related to an impairment charge in China.

•	$59 million, or ($0.09) per diluted share, related to Prepared Foods network optimization impairment charges.

•	$57 million, or ($0.09) per diluted share, related to merger and integration costs.

•	$12 million, or ($0.02) per diluted share, related to closure and impairment charges related to the ceasing of beef operations at our Denison facility.

•	$161 million, or $0.24 per diluted share, related to a gain on sale of the Mexico operation.

•	$39 million, or $0.06 per diluted share, related to the additional week in fiscal 2015.

•	$26 million, or $0.06 per diluted share, related to recognition of previously unrecognized tax benefits.

•	$21 million, or $0.03 per diluted share, related to a gain on sale of equity securities.

•	$8 million, or $0.02 per diluted share, of insurance proceeds (net of costs) related to a legacy Hillshire Brands plant fire.
2014 – Included the following items (fiscal 2014 per diluted share adjustments utilized a weighted average shares outstanding amount of 356 million):

•	$197 million, or ($0.37) per diluted share, related to the Hillshire Brands acquisition, integration and costs associated with our Prepared Foods improvement plan.

•	$42 million, or ($0.16) per diluted share, related to an impairment in our Brazil operation and Mexico undistributed earnings tax.

•	$40 million, or ($0.07) per diluted share, related to the Hillshire Brands post-closing results, purchase price accounting adjustments and costs related to a legacy Hillshire Brands plant fire.

•	$27 million, or ($0.12) per diluted share, related to the Hillshire Brands acquisition financing incremental interest costs and share dilution.

•	$52 million, or $0.15 per diluted share, related to a gain from previously unrecognized tax benefits.
2013 – Included the following item:

•	$19 million, or $0.05 per diluted share, related to recognized currency translation adjustment gain.

SUMMARY OF RESULTS

Sales	in millions
	2015	2014	2013
Sales	$41,373	$37,580	$34,374
Change in sales volume	5.0%	2.4%
Change in average sales price	4.8%	6.9%
Sales growth	10.1%	9.3%
2015 vs. 2014 –

•
Sales Volume – Sales were positively impacted by higher sales volume, which accounted for an increase of $2.4 billion. The Chicken segment had an increase in sales volume primarily due to an extra week in fiscal 2015, and the Prepared Foods segment had an increase in sales volume primarily due to the acquisition and consolidation of Hillshire Brands in our final month of fiscal 2014 in addition to an extra week in fiscal 2015. The increase in sales volume was partially offset by a decrease in the Beef and Pork segments along with the divestitures of the Mexico and Brazil chicken operations in fiscal 2015.

•
Average Sales Price – Sales were positively impacted by higher average sales prices, which accounted for an increase of $1.4 billion. The Beef and Prepared Foods segments each had an increase in average sales prices, partially offset by a decrease in average sales prices in the Chicken and Pork segments. The increase in average sales price was largely due to continued tight domestic availability of beef products along with the change in mix in the Prepared Foods segment as a result of the acquisition and consolidation of Hillshire Brands in our final month of fiscal 2014.

2014 vs. 2013 –

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $679 million. All segments, with the exception of the Beef segment, had an increase in sales volume. Prepared Foods contributed to the majority of the increase due to the acquisition and consolidation of Hillshire Brands in our final month of fiscal 2014.

•
Average Sales Price – Sales were positively impacted by higher average sales price, which accounted for an increase of approximately $2.5 billion. Beef, Pork and Prepared Foods experienced increased average sales price, partially offset by decreased pricing in Chicken. The increase in average sales price was largely due to continued tight domestic availability of protein, increased pricing associated with rising live and raw material costs, and improved mix. The majority of the increase was driven by the Beef and Pork segments.

Cost of Sales	in millions
	2015	2014	2013
Cost of sales	$37,456	$34,895	$32,016
Gross profit	3,917	2,685	2,358
Cost of sales as a percentage of sales	90.5%	92.9%	93.1%
2015 vs. 2014 –

•
Cost of sales increased by approximately $2.6 billion. Higher input costs per pound increased cost of sales approximately $330 million and higher sales volume increased cost of sales approximately $2.3 billion.

•	The approximate $330 million impact of higher input costs was primarily driven by:

•	Increase in live cattle cost of approximately $1.1 billion and operating costs of approximately $90 million in our Beef segment.

•	Increase in input cost per pound related to the acquisition of Hillshire Brands on August 28, 2014.

•	Increase of $49 million and $12 million related to Prepared Foods network optimization impairment charges and Denison plant impairment and closure costs, respectively.

•	Decrease in live hog costs of approximately $500 million in our Pork segment.

•	Decrease in raw material and other input costs of approximately $290 million in our Prepared Foods segment.

•	Decreases in feed costs of approximately $450 million in our Chicken segment.

•
Decrease due to net unrealized gains of $55 million in fiscal 2015, compared to net unrealized losses of $39 million in fiscal 2014, from our Beef and Pork segment commodity risk management activities.

•
The $2.3 billion impact of higher sales volume was driven by an increase in sales volume in our Chicken and Prepared Foods segments, partially offset by decreases in sales volume in our Beef and Pork segments. Prepared Foods contributed a majority of the increase due to the acquisition of Hillshire Brands on August 28, 2014, in addition to the extra week in fiscal 2015.

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

•	Decrease in feed costs of $600 million in our Chicken segment.

•
The $610 million impact of higher sales volume was driven by increases in all of our segments, with the exception of Beef. Chicken and Prepared Foods contributed to the majority of the increase, with the Prepared Foods increase mainly attributable to the acquisition and consolidation of Hillshire Brands in our final month of fiscal 2014.

Selling, General and Administrative	in millions
	2015	2014	2013
Selling, general and administrative	$1,748	$1,255	$983
As a percentage of sales	4.2%	3.3%	2.9%
2015 vs. 2014 –

•	Increase of $493 million in selling, general and administrative was primarily driven by:

•	Increase of $487 million related to the inclusion of Hillshire Brands in fiscal 2015 results with only one month in fiscal 2014 results.

•	Increase of $69 million related to incremental amortization associated with the acquired Hillshire Brands' intangibles.

•	Increase of $27 million related to employee costs including payroll and stock-based compensation.

•	Decrease of $59 million related to advertising and sales promotions in the legacy Tyson business primarily attributable to discontinuing certain programs that were present in fiscal 2014.

•
Decrease of $14 million related to merger and integration costs and employee severance and retention costs associated with the Hillshire Brands acquisition and implementation of our Prepared Foods strategy.

•	Decrease of $17 million in all other primarily related to professional fees.
2014 vs. 2013 –

•	Increase of $272 million in selling, general and administrative was primarily driven by:

•
Increase of $71 million related to employee costs including payroll and stock-based and incentive-based compensation, of which $19 million related to employee severance and retention costs associated with the Hillshire Brands acquisition and implementation of our Prepared Foods strategy.

•	Increase of $32 million related to advertising and sales promotions.

•	Increase of $82 million related to professional fees, of which $52 million related to the Hillshire Brands acquisition and integration costs.

•	Increases of $17 million in information technology costs, $7 million in charitable contributions and donations and $5 million in commissions.

•	Increase of $50 million related to the Hillshire Brands selling, general and administrative post-closing expenses in our final month of fiscal 2014.

Interest Income	in millions
	2015	2014	2013
	$(9)	$(7)	$(7)
2015/2014/2013 – Interest income remained relatively flat due to continued low interest rates.

Interest Expense	in millions
	2015	2014	2013
Cash interest expense	$293	$132	$124
Non-cash interest expense	—	—	21
Total Interest Expense	$293	$132	$145
2015/2014/2013 –

•
Cash interest expense primarily included interest expense related to the coupon rates for senior notes and term loans and commitment/letter of credit fees incurred on our revolving credit facilities. The increase in cash interest expense in fiscal 2015 and 2014 was primarily due to senior notes and term loans issued and debt assumed in connection with our completed acquisition of Hillshire Brands on August 28, 2014.

•
Non-cash interest expense primarily included amounts related to the amortization of debt issuance costs and discounts/premiums on note issuances, offset by interest capitalized. The decrease in non-cash interest expense in fiscal 2015 and 2014 is primarily due the reduction in non-cash interest expense on our 2013 Notes which were retired in early fiscal 2014.

Other (Income) Expense, net	in millions
	2015	2014	2013
	$(36)	$53	$(20)
2015 – Included $12 million of equity earnings in joint ventures and $21 million of gains on the sale of equity securities.
2014 – Included $60 million of costs associated with bridge financing facilities for the Hillshire Brands acquisition and $6 million of other than temporary impairment related to an available-for-sale security, partially offset with $14 million of equity earnings in joint ventures and net foreign currency exchange gains.
2013 – Included $19 million related to recognized currency translation adjustment gain.

Effective Tax Rate
	2015	2014	2013
	36.3%	31.6%	32.6%
The effective tax rate on continuing operations was impacted by a number of items which result in a difference between our effective tax rate and the United States statutory rate of 35%. The table below reflects significant items impacting the rate as indicated.
2015 –

•	Domestic production activity deduction reduced the rate 3.7%.

•	Unrecognized tax benefits activity, mostly related to expiration of statutes of limitations, reduced the rate 1.8%.

•	State income taxes increased the rate 3.1%.

•	Foreign rate differences and valuation allowances increased the rate 3.8%.
2014 –

•	Domestic production activity deduction reduced the rate 4.0%.

•	Net decrease in unrecognized tax benefits, mostly related to expiration of statutes of limitations and settlements with taxing authorities, reduced the rate 4.7%.

•	State income taxes increased the rate 2.8%.

•	Foreign rate differences and valuation allowances increased the rate 2.8%.
2013 –

•	Domestic production activity deduction reduced the rate 3.2%.

•	General business credits reduced the rate 1.3%.

•	State income taxes increased the rate 2.4%.

SEGMENT RESULTS
We operate in four reportable segments: Chicken, Beef, Pork and Prepared Foods. Following the sale of our Mexico and Brazil operations in fiscal 2015, we began reporting our international operation in Other, which was previously reported as the International segment. Other now includes our foreign chicken production operations in China and India, in addition to third-party merger and integration costs. Chicken, Beef, Pork and Prepared Foods results were not impacted by this change. All periods presented have been reclassified to reflect this change. Additionally, the results from Dynamic Fuels, which was sold in fiscal 2014, are also included in Other in comparative periods. The following table is a summary of sales and operating income (loss), which is how we measure segment income (loss).

						in millions
	Sales			Operating Income (Loss)
	2015	2014	2013	2015	2014	2013
Chicken	$11,390	$11,116	$10,988	$1,366	$883	$683
Beef	17,236	16,177	14,400	(66)	347	296
Pork	5,262	6,304	5,408	380	455	332
Prepared Foods	7,822	3,927	3,322	588	(60)	101
Other	879	1,381	1,370	(99)	(195)	(37)
Intersegment Sales	(1,216)	(1,325)	(1,114)	—	—	—
Total	$41,373	$37,580	$34,374	$2,169	$1,430	$1,375

Chicken Segment Results					in millions
	2015	2014	Change 2015 vs. 2014	2013	Change 2014 vs. 2013
Sales	$11,390	$11,116	$274	$10,988	$128
Sales Volume Change			4.2%		2.6%
Average Sales Price Change			(1.6)%		(1.4)%
Operating Income	$1,366	$883	$483	$683	$200
Operating Margin	12.0%	7.9%		6.2%
2015 vs. 2014 –

•	Sales Volume – Sales volume grew as a result of the additional week in fiscal 2015 as well as stronger demand for chicken products and mix of rendered product sales.

•	Average Sales Price – Average sales price decreased as feed ingredient costs declined, partially offset by mix changes.

•	Operating Income – Operating income increased due to higher sales volume and lower feed ingredient costs of $450 million, partially offset by disruptions caused by export bans.
2014 vs. 2013 –

•	Sales Volume – Sales volume grew as a result of stronger demand for chicken products and mix of rendered product sales.

•	Average Sales Price – Average sales price decreased as feed ingredient costs declined, partially offset by mix changes.

•	Operating Income – Operating income increased due to higher sales volume and lower feed ingredient costs of $600 million, partially offset by decreased average sales price.

Beef Segment Results					in millions
	2015	2014	Change 2015 vs. 2014	2013	Change 2014 vs. 2013
Sales	$17,236	$16,177	$1,059	$14,400	$1,777
Sales Volume Change			(0.3)%		(0.4)%
Average Sales Price Change			6.9%		12.8%
Operating Income (Loss)	$(66)	$347	$(413)	$296	$51
Operating Margin	(0.4)%	2.1%		2.1%
2015 vs. 2014 –

•	Sales Volume – Sales volume decreased due to reduced live cattle supplies available to process, partially offset by an additional week in fiscal 2015.

•	Average Sales Price – Average sales price increased due to lower domestic availability of beef products.

•
Operating Income – Operating income decreased due to unfavorable market conditions associated with a decrease in supply which drove up fed cattle costs, export market disruptions, the relative value of competing proteins and increased operating costs. Additionally, in fiscal 2015, we incurred $12 million in Denison plant impairment and closure costs and $81 million of losses from mark-to-market open derivative positions and lower-of-cost-or-market inventory adjustments, which was mostly the result of a large and rapid decline in live cattle futures in September of fiscal 2015.

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

Pork Segment Results					in millions
	2015	2014	Change 2015 vs. 2014	2013	Change 2014 vs. 2013
Sales	$5,262	$6,304	$(1,042)	$5,408	$896
Sales Volume Change			(0.8)%		0.8%
Average Sales Price Change			(15.8)%		15.7%
Operating Income	$380	$455	$(75)	$332	$123
Operating Margin	7.2%	7.2%		6.1%
2015 vs. 2014 –

•
Sales Volume – Sales volume decreased due to the divestiture of our Heinold Hog Markets business in the first quarter of fiscal 2015. Excluding the impact of the divestiture, we had a 5.4% increase in sales volume as a result of the additional week in fiscal 2015 as well as better demand for our pork products.

•	Average Sales Price – Average sales price decreased due to an increase in live hog supplies, which drove down livestock cost and average sales price.

•
Operating Income – While reduced compared to prior year, operating income remained strong as we maximized our revenues relative to live hog markets, partially attributable to operational and mix performance.

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

Prepared Foods Segment Results				in millions
	2015	2014	Change 2015 vs. 2014	2013	Change 2014 vs. 2013
Sales	$7,822	$3,927	$3,895	$3,322	$605
Sales Volume Change			70.7%		10.4%
Average Sales Price Change			16.7%		7.1%
Operating Income (Loss)	$588	$(60)	$648	$101	$(161)
Operating Margin	7.5%	(1.5)%		3.0%
2015 vs. 2014 –

•	Sales Volume – Sales volume increased due to incremental volumes from the acquisition of Hillshire Brands and an additional week in fiscal 2015.

•	Average Sales Price – Average sales price increased primarily due to better product mix which was positively impacted by the acquisition of Hillshire Brands.

•
Operating Income – Operating income improved due to an increase in sales volume and average sales price mainly attributed to Hillshire Brands, as well as lower raw material costs of approximately $290 million for fiscal 2015 related to our legacy Prepared Foods business. Profit improvement initiatives and Hillshire Brands synergies positively impacted Prepared Foods operating income by $285 million for fiscal 2015. Additionally, in the fourth quarter of fiscal 2015, we incurred $59 million in impairment charges associated with optimizing our Prepared Foods network.

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

Other Results				in millions
	2015	2014	Change 2015 vs. 2014	2013	Change 2014 vs. 2013
Sales	$879	$1,381	$(502)	$1,370	$11
Operating Loss	(99)	(195)	96	(37)	(158)
2015 vs. 2014 –

•	Sales – Sales decreased due to the sale of the Mexico and Brazil chicken production operations in fiscal 2015.

•
Operating loss – Operating loss improved $69 million from our international operations due to the sale of our Brazil operation and better market conditions in Mexico (prior to its sale in the fourth quarter of fiscal 2015), partially offset by challenging market conditions in China. Additionally, third-party merger and integration costs decreased by $12 million and losses associated with Dynamic Fuels, which was sold in fiscal 2014, decreased $15 million.

2014 vs. 2013 –

•
Operating loss – Operating loss increased $84 million from our international operations due to poor operational execution in Brazil, charges of $42 million for an impairment of Brazil assets and other costs related to the sale of the Brazil operation, challenging market conditions in Brazil and China and additional costs incurred as we grew our international operation. Additionally, third-party merger and integration costs increased $59 million in fiscal 2014 and losses associated with Dynamic Fuels, which was sold in fiscal 2014, increased by $15 million.

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

Cash Flows from Operating Activities		in millions
	2015	2014	2013
Net income	$1,224	$856	$778
Non-cash items in net income:
Depreciation and amortization	711	530	519
Deferred income taxes	38	(105)	(12)
Convertible debt discount	—	(92)	—
Gain on dispositions of businesses	(177)	—	—
Impairment of assets	285	107	74
Stock-based compensation expense	69	51	36
Other, net	71	(20)	(10)
Net changes in operating assets and liabilities	349	(149)	(71)
Net cash provided by operating activities	$2,570	$1,178	$1,314

•
Operating cash outflow associated with the Convertible debt discount related to the initial debt discount of $92 million on our 3.25% convertible notes issued in 2008, which matured on October 15, 2013, and were retired in fiscal 2014.

•
Impairment of assets in fiscal 2015 included $59 million of impairment charges related to our Prepared Foods network optimization and $169 million of impairments related to our China operation. For further description regarding these charges refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions and Note 10: Other Income and Charges.

•	Other, net increase in fiscal 2015 is primarily driven by non-cash pension expense.

•	Cash flows associated with changes in operating assets and liabilities:

•
2015 – Increased primarily due to the decrease in inventory and accounts receivable balances and an increase in taxes payable, partially offset by the decrease in accounts payable. The decreased inventory, accounts receivable and accounts payable balances were largely due to decreased raw material costs and timing of sales and payments.

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

Cash Flows from Investing Activities			in millions
	2015	2014	2013
Additions to property, plant and equipment	$(854)	$(632)	$(558)
(Purchases of)/Proceeds from marketable securities, net	14	15	(18)
Acquisitions, net of cash acquired	—	(8,193)	(106)
Proceeds from sale of businesses	539	—	—
Other, net	31	10	39
Net cash used for investing activities	$(270)	$(8,800)	$(643)

•	Additions to property, plant and equipment included acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2016 is expected to approximate $900 million and will include spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility.

•	Purchases of marketable securities included funding for our deferred compensation plans.

•	Proceeds from sale of businesses primarily included proceeds, net of cash transferred, from the sale of the Mexico and Brazil operations.

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

Cash Flows from Financing Activities			in millions
	2015	2014	2013
Payments on debt	$(1,995)	$(639)	$(91)
Proceeds from issuance of long-term debt	501	5,576	68
Borrowings on revolving credit facility	1,345	—	—
Payments on revolving credit facility	(1,345)	—	—
Proceeds from issuance of debt component of tangible equity units	—	205	—
Proceeds from issuance of common stock, net of issuance costs	—	873	—
Net proceeds from issuance of equity component of tangible equity units	—	1,255	—
Purchases of Tyson Class A common stock	(495)	(295)	(614)
Dividends	(147)	(104)	(104)
Stock options exercised	84	67	123
Other, net	17	(23)	18
Net cash provided by (used for) financing activities	$(2,035)	$6,915	$(600)

•	Payments on debt included –

•	2015 –$353 million related to the 5-year tranche A term loan facility and $1,172 million related to the 3-year tranche A term loan facility.

•	2015 – In the fourth quarter of fiscal 2015, we fully retired the $401 million outstanding balance of the 2.75% senior notes due September 2015.

•
2014 – Our 3.25% convertible notes issued in 2008 matured on October 15, 2013, at which time we paid the $458 million principal value with cash on hand and settled the conversion premium by issuing 11.7 million shares of our Class A stock from available treasury shares. These notes were initially recorded at a $92 million discount, which equaled the fair value of an equity conversion premium instrument. The portion of the payment of these notes related to the initial $92 million discount was recorded in cash flows from operating activities. Simultaneous to the settlement of the conversion premium, we received 11.7 million shares of our Class A stock from the call options purchased at the time of issuance of the notes.

•	2014 – $194 million related to the 5-year tranche A term loan facility and $30 million related to the 3-year tranche A term loan facility.

•	2013 – $91 million primarily related to borrowings at our foreign subsidiaries.

•	Proceeds from issuance of long-term debt and borrowings/payments on revolving credit facility –

•
2015 –$500 million from term loans, the full balance of which was used to prepay outstanding borrowings under the 3-year tranche A term loan facility. In addition, we had borrowings and payments on our revolver of $1,345 million for fiscal 2015. We utilized our revolving credit facility to balance our cash position with term loan deleveraging and changes in working capital. Additionally, total debt of our foreign subsidiaries was $10 million at October 3, 2015, all of which is classified as long-term in our Consolidated Balance Sheets.

•
2014 – $2,300 million from term loans and $3,243 million from senior unsecured notes after original issue discounts of $7 million. Additionally, total debt related to our foreign subsidiaries was $8 million at September 27, 2014, all of which is classified as long-term in our Consolidated Balance Sheets.

•	2013 – $68 million primarily from our foreign subsidiaries. Total debt of our foreign subsidiaries was $60 million at September 28, 2013 ($40 million current, $20 million long-term).

•	Proceeds from issuance of debt and equity components of tangible equity units –

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

•	Proceeds from issuance of common stock, net of issuance costs –

•	2014 – We issued 23.8 million shares of our Class A common stock, for total proceeds, net of underwriting discounts and other offering related fees and expenses, of $873 million.

•	Purchases of Tyson Class A common stock include –

•	$455 million, $250 million and $550 million for shares repurchased pursuant to our share repurchase program in fiscal 2015, 2014 and 2013, respectively.

•	$40 million, $45 million and $64 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2015, 2014 and 2013, respectively.

•
We expect to continue repurchasing shares under our share repurchase program. As of October 3, 2015, 21.1 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements.

•	Subsequent to October 3, 2015, we have repurchased $257 million, or approximately 5.7 million shares, of our common stock under our share repurchase program.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit under Revolving Credit Facility (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$688
Short-term investments					2
Revolving credit facility	September 2019	$1,250	$6	$—	1,244
Total liquidity					$1,934

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of leasing obligations and workers’ compensation insurance programs. Our maximum borrowing under the revolving credit facility during fiscal 2015 was $450 million.

•	At October 3, 2015, we had current debt of $715 million, which we intend to repay with cash generated from our operating activities and other liquidity sources.

•	We expect net interest expense will approximate $255 million for fiscal 2016.

•
At October 3, 2015, approximately $270 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our foreign subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. United States income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest the cash held by foreign subsidiaries permanently or to repatriate the cash only when it is tax efficient to do so.

•	Our current ratio was 1.52 to 1 and 1.64 to 1 at October 3, 2015, and September 27, 2014, respectively.

Capital Resources
Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.25 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of October 3, 2015, we had outstanding letters of credit totaling $6 million issued under this facility, none of which were drawn upon, which left $1,244 million available for borrowing. Our revolving credit facility is funded by a syndicate of 42 banks, with commitments ranging from $0.3 million to $85 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At October 3, 2015, and September 27, 2014, the ratio of our net debt to EBITDA was 2.1x and 4.1x, respectively. Refer to Part II, Item 6, Selected Financial Data, for an explanation and reconciliation to comparable GAAP measures. The decrease in this ratio for fiscal 2015 is due to increased EBITDA and the approximate $1.7 billion net debt reduction during fiscal 2015.
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
We were in compliance with all debt covenants at October 3, 2015.

Pension Plans
As further described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pension and Other Postretirement Benefits, the funded status of our defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The funded status of the plans is an underfunded position of $410 million at the end of fiscal 2015 as compared to an underfunded position of $381 million at the end of fiscal 2014.
We expect to contribute approximately $63 million of cash to our pension plans in fiscal 2016 as compared to approximately $14 million in fiscal 2015 and $9 million in fiscal 2014. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements. As a result, the actual funding in fiscal 2016 may be different from the estimate.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of October 3, 2015:

					in millions
	Payments Due by Period
	2016	2017-2018	2019-2020	2021 and thereafter	Total
Debt and capital lease obligations:
Principal payments (1)	$715	$706	$1,844	$3,451	$6,716
Interest payments (2)	244	440	400	1,374	2,458
Guarantees (3)	22	26	49	22	119
Operating lease obligations (4)	125	170	87	111	493
Purchase obligations (5)	1,655	712	209	185	2,761
Capital expenditures (6)	532	33	—	—	565
Other long-term liabilities (7)	—	—	—	—	479
Total contractual commitments	$3,293	$2,087	$2,589	$5,143	$13,591

(1)	In the event of a default on payment, acceleration of the principal payments could occur.

(2)
Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective interest rates at October 3, 2015, and expected payment dates.

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

(5)
Amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains, livestock contracts and fixed grower fees, that provide terms that meet the above criteria. For certain grain purchase commitments with a fixed quantity provision, we have assumed the future obligations under the commitment based on available commodity futures prices as published in observable active markets as of October 3, 2015. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders are not included in the table, as a purchase order is an authorization to purchase and is cancelable. Contracts for goods or services that contain termination clauses without penalty have also been excluded.

(6)	Amounts include estimated amounts to complete buildings and equipment under construction as of October 3, 2015.

(7)
Other long-term liabilities primarily consist of deferred compensation, deferred income, self-insurance, and asset retirement obligations. We are unable to reliably estimate the amount of these payments beyond fiscal 2016; therefore, we have only included the total liability in the table above. We also have employee benefit obligations consisting of pensions and other postretirement benefits of $495 million that are excluded from the table above. A discussion of the Company's pension and postretirement plans, including funding matters, is included in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits.

In addition to the amounts shown above in the table, we have unrecognized tax benefits of $284 million and related interest and penalties of $46 million at October 3, 2015, recorded as liabilities.
The maximum contractual obligation associated with our cash flow assistance programs at October 3, 2015, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $310 million. There were no receivables under these programs at October 3, 2015.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion under Part II, Item 8, Notes to Consolidated Financial Statements, Note 2: Recently Issued Accounting Pronouncements for recently issued accounting pronouncements.

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

A 10% change in our marketing accruals at October 3, 2015, would impact pretax earnings by approximately $19 million.

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

A 10% increase in the actuarial estimate at October 3, 2015, would result in an increase in the amount we recorded for our self-insurance liability of approximately $27 million. A 10% decrease in the actuarial estimate at October 3, 2015, would result in a decrease in the amount we recorded for our self-insurance liability of approximately $3 million.

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

Net periodic benefit costs for the defined benefit pension plans were $16 million in fiscal 2015. The projected benefit obligation was $1,986 million at the end of fiscal 2015. Unrecognized actuarial losses were $100 million at the end of fiscal 2015. We currently expect net periodic benefit cost for fiscal 2016 to be approximately $35 million.

Plan assets are currently comprised of approximately 85% fixed income securities and 11% equity securities. Fixed income securities can include, but are not limited to, direct bond investments and pooled or indirect bond investments. Other investments may include, but are not limited to, international and domestic equities, real estate, commodities and private equity.

We expect to contribute approximately $63 million of cash to our pension plans in fiscal 2016. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

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

A 1% increase in the discount rate at October 3, 2015, would result in a decrease in the projected benefit obligation and net periodic benefit cost of approximately $240 million and $5 million, respectively. A 1% decrease in the discount rate at October 3, 2015, would result in an increase in the projected benefit obligation and net periodic benefit cost of approximately $298 million and $11 million, respectively.

A 1% change in the return on plan assets at October 3, 2015, would impact the net periodic benefit cost by approximately $16 million.

The sensitivities reflect the impact of changing one assumption at a time with the remaining assumptions held constant. Economic factors and conditions often affect multiple assumptions simultaneously and that the effect of changes in assumptions are not necessarily linear.

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

Impairment of long-lived assets and definite life intangibles
Long-lived assets and definite life intangibles are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Examples include a significant adverse change in the extent or manner in which we use the asset, a change in its physical condition, or an unexpected change in financial performance.

When evaluating long-lived assets and definite life intangibles for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. For assets held for sale, we compare the carrying value of the disposal group to fair value. The impairment is the excess of the carrying value over the fair value of the asset.

We recorded impairment charges related to long-lived assets and definite life intangibles of $262 million, $107 million and $74 million, in fiscal 2015, 2014 and 2013, respectively.

Our impairment analysis contains uncertainties due to judgment in assumptions, including useful lives of assets, forecasted sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data that reflects the risk inherent
in future cash flows to determine fair
value.

We have not made any material changes in the accounting methodology used to evaluate the impairment of long-lived assets or definite life intangibles during the last three fiscal years.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments of long-lived assets or definite life intangibles. However, if actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.

We are conducting a project designed to optimize our network capacity and to enhance manufacturing efficiencies in the future. Additionally, we continue to evaluate our international operations and strategies. If we have a significant change in strategies, outlook, or a manner in which we plan to use these assets, we may be exposed to future impairments.

Impairment of goodwill and indefinite life intangible assets
Description: Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than carrying amount or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. We can elect to forgo the qualitative assessment and perform the quantitative test.
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
For indefinite life intangible assets, a qualitative assessment can also be performed to determine whether the existence of events and circumstances indicates it is more likely than not an intangible asset is impaired. Similar to goodwill, we can also elect to forgo the qualitative test for indefinite life intangible assets and perform the quantitative test. Upon performing the quantitative test, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We elected to forgo the qualitative assessments on our indefinite life intangible assets for the fiscal 2015 impairment test.
We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and indefinite life intangible assets. However, we could be required to evaluate the recoverability of goodwill and indefinite life intangible assets prior to the required annual assessment if, among other things, we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.
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
We include assumptions about sales, operating margins and growth rates which consider our budgets, business plans and economic projections, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Generally, we utilize normalized operating margin assumptions based on future expectations and operating margins historically realized in the reporting units' industries. For the fiscal 2015 impairment test of material reporting units, our Beef and Prepared Foods reporting units utilized operating margins in future years in excess of the operating margin realized in the most recent year.
Our Beef reporting unit, which is our Beef operating segment, had goodwill at October 3, 2015, totaling $676 million. We generally assumed operating margins in future years would be in our normalized range of 1.5% to 3%, as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized in the current fiscal year, we would have failed the first step of the annual impairment test, which would have required the second step to be performed and may have resulted in a material goodwill impairment loss. The current year Beef reporting unit results were not indicative of future market participant expectations in an exit transaction, primarily due to unusual items in fiscal 2015 including unfavorable market conditions associated with a temporary decline in supply which drove up live cattle prices, export market disruptions, and losses from mark-to-market open derivative positions and lower-of-cost-or-market inventory adjustments due to a large and rapid decline in live cattle futures in September of fiscal 2015. To pass the first step of the annual impairment test in fiscal 2015, the Beef reporting unit’s projected operating margins had to average 1.2% (breakeven). Although, the Beef reporting unit’s actual performance in fiscal 2015 was below this amount, it has performed above the 1.2% breakeven operating margin level in each of the previous six years and is expected to perform at or above this level in fiscal 2016. Valuing the Beef reporting unit utilizing projected operating margins averaging less than 1.2% (breakeven), or a 62% increase in the discount rate used in fiscal 2015, would have caused the carrying value of the Beef reporting unit to be in excess of fair value, which would have required the second step to be performed.

Our Prepared Foods reporting unit, which is our Prepared Foods operating segment, had goodwill at October 3, 2015, totaling $4,005 million. We generally assumed operating margins in future years would be in our expected range of 10% to 12%, as we believe this is consistent with market participant views in an exit transaction. Had we assumed future operating margins consistent with those realized in the current fiscal year, we would have failed the first step of the annual impairment test, which would have required the second step to be performed and may have resulted in a material goodwill impairment loss. The current year Prepared Foods reporting unit results were not indicative of future market participant expectations in an exit transaction as we are still integrating Hillshire Brands into the reporting unit including capturing the full benefit of the expected synergies. As we proceed with the integration of Hillshire Brands, we realized synergies of $322 million in fiscal 2015 and expect to realize more than $500 million in fiscal 2016 and $700 million in fiscal 2017, of which the majority of these benefits will be realized in the Prepared Foods segment. To pass the first step of the annual impairment test in fiscal 2015, the Prepared Foods reporting unit’s projected operating margins had to average 7.7% (breakeven). We exceeded the breakeven operating margin level for the second half of fiscal 2015 and expect to exceed it in fiscal 2016.
The fair value of our indefinite life intangible assets is calculated principally using relief-from-royalty and multi-period excess earnings valuation approaches, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.
Effect if Actual Results Differ From Assumptions: We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill and intangible assets during the last three years.
During fiscal 2015, 2014 and 2013, all of our material reporting units that underwent a quantitative test passed the first step of the goodwill impairment analysis and therefore, the second step was not necessary. In fiscal 2015, we recorded a $23 million full impairment of an immaterial reporting unit’s goodwill.
Some of the inherent estimates and assumptions used in determining fair value of the reporting units and indefinite life intangible assets are outside the control of management, including interest rates, cost of capital, tax rates and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and indefinite life intangibles, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step, which could result in additional material impairments of our goodwill.
All of our material reporting units' estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination. Consequently, we do not currently consider any of our material reporting units at significant risk of failing the first step of the annual goodwill impairment test.
The discount rate used in our annual goodwill impairment test decreased to 6.8% in fiscal 2015 from 7.9% in fiscal 2014. Discount rates continue to be low compared to historical levels. A 35% increase in the discount rate would have caused our Prepared Foods reporting unit, with $4,005 million of goodwill at October 3, 2015, to fail the first step of the goodwill impairment step and may have resulted in a material impairment upon completion of the second step.
We did not have material indefinite life intangible assets prior to the acquisition of Hillshire Brands in August 2014. Our fiscal 2015 indefinite life intangible assets impairment analysis did not result in an impairment charge. A 3.5% decrease in the fair value of an indefinite life intangible with a carrying value of $301 million, and a 16.5% decrease in the fair value of an indefinite life intangible with a carrying value of $2,175 million, would have caused their carrying value to exceed fair value. All other indefinite life intangible assets’ estimated fair value exceeded their carrying value by more than 20%.
The discount rate used in our annual indefinite life intangible assets impairment test was 8.0% in fiscal 2015. A 20% increase in the discount rate would have caused the carrying value of three intangible assets, which have a combined carrying value of $3,008 million, to exceed fair value.

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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of October 3, 2015, and September 27, 2014, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value	in millions
	2015	2014
Livestock:
Cattle	$13	$42
Hogs	12	32
Grain	3	10
Interest Rate Risk: At October 3, 2015, we had variable rate debt of $1,057 million with a weighted average interest rate of 1.5%. A hypothetical 10% increase in interest rates effective at October 3, 2015, and September 27, 2014, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At October 3, 2015, we had fixed-rate debt of $5,668 million with a weighted average interest rate of 4.4%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $87 million at October 3, 2015, and $109 million at September 27, 2014. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at October 3, 2015, and September 27, 2014, related to the foreign exchange forward and option contracts would have a $3 million and $9 million impact, respectively, on pretax income.

Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 3, 2015, and September 27, 2014, 20.0% and 18.6%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three years ended October 3, 2015
	in millions, except per share data
	2015	2014	2013
Sales	$41,373	$37,580	$34,374
Cost of Sales	37,456	34,895	32,016
Gross Profit	3,917	2,685	2,358
Selling, General and Administrative	1,748	1,255	983
Operating Income	2,169	1,430	1,375
Other (Income) Expense:
Interest income	(9)	(7)	(7)
Interest expense	293	132	145
Other, net	(36)	53	(20)
Total Other (Income) Expense	248	178	118
Income from Continuing Operations before Income Taxes	1,921	1,252	1,257
Income Tax Expense	697	396	409
Income from Continuing Operations	1,224	856	848
Loss from Discontinued Operation, Net of Tax	—	—	(70)
Net Income	1,224	856	778
Less: Net Income (Loss) Attributable to Noncontrolling Interests	4	(8)	—
Net Income Attributable to Tyson	$1,220	$864	$778
Amounts Attributable to Tyson:
Net Income from Continuing Operations	1,220	864	848
Net Loss from Discontinued Operation	—	—	(70)
Net Income Attributable to Tyson	$1,220	$864	$778
Weighted Average Shares Outstanding:
Class A Basic	335	284	282
Class B Basic	70	70	70
Diluted	413	364	367
Net Income Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$3.06	$2.48	$2.46
Class B Basic	$2.79	$2.26	$2.22
Diluted	$2.95	$2.37	$2.31
Net Loss Per Share from Discontinued Operation Attributable to Tyson:
Class A Basic	$—	$—	$(0.20)
Class B Basic	$—	$—	$(0.18)
Diluted	$—	$—	$(0.19)
Net Income Per Share Attributable to Tyson:
Class A Basic	$3.06	$2.48	$2.26
Class B Basic	$2.79	$2.26	$2.04
Diluted	$2.95	$2.37	$2.12
Dividends Declared Per Share:
Class A	$0.425	$0.325	$0.310
Class B	$0.383	$0.294	$0.279
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three years ended October 3, 2015
	in millions
	2015	2014	2013
Net Income	$1,224	$856	$778
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	2	1	(14)
Investments	(1)	4	(3)
Currency translation	36	(30)	(37)
Postretirement benefits	20	(14)	9
Total Other Comprehensive Income (Loss), Net of Taxes	57	(39)	(45)
Comprehensive Income	1,281	817	733
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	4	(8)	—
Comprehensive Income Attributable to Tyson	$1,277	$825	$733
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

October 3, 2015, and September 27, 2014
in millions, except share and per share data
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$688	$438
Accounts receivable, net	1,620	1,684
Inventories	2,878	3,274
Other current assets	195	379
Assets held for sale	—	446
Total Current Assets	5,381	6,221
Net Property, Plant and Equipment	5,176	5,130
Goodwill	6,667	6,706
Intangible Assets	5,168	5,276
Other Assets	612	623
Total Assets	$23,004	$23,956
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$715	$643
Accounts payable	1,662	1,806
Other current liabilities	1,158	1,207
Liabilities held for sale	—	141
Total Current Liabilities	3,535	3,797
Long-Term Debt	6,010	7,535
Deferred Income Taxes	2,449	2,450
Other Liabilities	1,304	1,270
Commitments and Contingencies (Note 20)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 346 million shares	35	35
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,307	4,257
Retained earnings	6,813	5,748
Accumulated other comprehensive loss	(90)	(147)
Treasury stock, at cost – 47 million shares in 2015 and 40 million shares in 2014	(1,381)	(1,010)
Total Tyson Shareholders’ Equity	9,691	8,890
Noncontrolling Interests	15	14
Total Shareholders’ Equity	9,706	8,904
Total Liabilities and Shareholders’ Equity	$23,004	$23,956

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Three years ended October 3, 2015
				in millions
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning of year	346	$35	322	$32	322	$32
Issuance of Class A common stock	—	—	24	3	—	—
Balance at end of year	346	35	346	35	322	32

Class B Common Stock:
Balance at beginning and end of year	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of year		4,257		2,292		2,278
Issuance of Class A common stock		—		870		—
Issuance of tangible equity units		—		1,255		—
Convertible debt settlement		—		(248)		—
Convertible note hedge settlement		—		341		—
Warrant settlement		—		(289)		—
Stock-based compensation		50		36		14
Balance at end of year		4,307		4,257		2,292

Retained Earnings:
Balance at beginning of year		5,748		4,999		4,327
Net income attributable to Tyson		1,220		864		778
Dividends		(155)		(115)		(106)
Balance at end of year		6,813		5,748		4,999

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(147)		(108)		(63)
Other Comprehensive Income (Loss)		57		(39)		(45)
Balance at end of year		(90)		(147)		(108)

Treasury Stock:
Balance at beginning of year	40	(1,010)	48	(1,021)	33	(569)
Purchase of Class A common stock	12	(495)	8	(295)	24	(614)
Convertible debt settlement	—	—	(12)	248	—	—
Convertible note hedge settlement	—	—	12	(341)	—	—
Warrant settlement	—	—	(12)	289	—	—
Stock-based compensation	(5)	124	(4)	110	(9)	162
Balance at end of year	47	(1,381)	40	(1,010)	48	(1,021)

Total Shareholders’ Equity Attributable to Tyson		$9,691		$8,890		$6,201

Equity Attributable to Noncontrolling Interests:
Balance at beginning of year		$14		$32		$30
Net income (loss) attributable to noncontrolling interests		4		(8)		—
Contributions by noncontrolling interest		—		—		3
Distributions to noncontrolling interest		(1)		(11)		—
Net foreign currency translation adjustment and other		(2)		1		(1)
Total Equity Attributable to Noncontrolling Interests		$15		$14		$32

Total Shareholders’ Equity		$9,706		$8,904		$6,233
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended October 3, 2015
	in millions
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$1,224	$856	$778
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	609	494	474
Amortization	102	36	45
Deferred income taxes	38	(105)	(12)
Convertible debt discount	—	(92)	—
Gain on dispositions of businesses	(177)	—	—
Impairment of assets	285	107	74
Share-based compensation expense	69	51	36
Other, net	71	(20)	(10)
(Increase) decrease in accounts receivable	66	(93)	(126)
(Increase) decrease in inventories	220	(148)	15
Increase (decrease) in accounts payable	(162)	202	(12)
Increase (decrease) in income taxes payable/receivable	177	(133)	80
Increase (decrease) in interest payable	(23)	5	(1)
Net changes in other operating assets and liabilities	71	18	(27)
Cash Provided by Operating Activities	2,570	1,178	1,314
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(854)	(632)	(558)
Purchases of marketable securities	(38)	(18)	(135)
Proceeds from sale of marketable securities	52	33	117
Acquisitions, net of cash acquired	—	(8,193)	(106)
Proceeds from sale of businesses	539	—	—
Other, net	31	10	39
Cash Used for Investing Activities	(270)	(8,800)	(643)
Cash Flows From Financing Activities:
Payments on debt	(1,995)	(639)	(91)
Proceeds from issuance of long-term debt	501	5,576	68
Borrowings on revolving credit facility	1,345	—	—
Payments on revolving credit facility	(1,345)	—	—
Proceeds from issuance of debt component of tangible equity units	—	205	—
Proceeds from issuance of common stock, net of issuance costs	—	873	—
Net proceeds from issuance of equity component of tangible equity units	—	1,255	—
Purchases of Tyson Class A common stock	(495)	(295)	(614)
Dividends	(147)	(104)	(104)
Stock options exercised	84	67	123
Other, net	17	(23)	18
Cash Provided by (Used for) Financing Activities	(2,035)	6,915	(600)
Effect of Exchange Rate Change on Cash	(15)	—	3
Increase (Decrease) in Cash and Cash Equivalents	250	(707)	74
Cash and Cash Equivalents at Beginning of Year	438	1,145	1,071
Cash and Cash Equivalents at End of Year	$688	$438	$1,145
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TYSON FOODS, INC.
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business: Tyson Foods, Inc. (collectively, “Company,” “we,” “us” or “our”), founded in 1935 with world headquarters in Springdale, Arkansas, is one of the world's largest food companies with leading brands such as Tyson®, Jimmy Dean®, Hillshire Farm®, Sara Lee®, Ball Park®, Wright®, Aidells® and State Fair®. We are a recognized market leader in chicken, beef and pork as well as prepared foods, including bacon, breakfast sausage, turkey, lunchmeat, hot dogs, pizza crusts and toppings, tortillas and desserts.
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
Fiscal Year: We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 53-week year for fiscal 2015 and a 52-week year for fiscal 2014 and 2013.
Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. At October 3, 2015, and September 27, 2014, checks outstanding in excess of related book cash balances totaled approximately $257 million and $298 million, respectively.
Accounts Receivable: We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and relationships with and economic status of our customers. At October 3, 2015, and September 27, 2014, our allowance for uncollectible accounts was $27 million and $34 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.
Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
In fiscal 2015, 63% of the cost of inventories was determined by the first-in, first-out ("FIFO") method as compared to 66% in fiscal 2014. The remaining cost of inventories for both years is determined by the weighted-average method.
The following table reflects the major components of inventory at October 3, 2015, and September 27, 2014:

		in millions
	2015	2014
Processed products	$1,631	$1,794
Livestock	831	1,066
Supplies and other	416	414
Total inventory	$2,878	$3,274
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
We review the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest, taxes, depreciation and amortization. We measure impairment as the excess of carrying value over the fair value of an asset. The fair value of an asset is measured using discounted cash flows including market participant assumptions of future operating results and discount rates.

Goodwill and Intangible Assets: Definite life intangibles are initially recorded at fair value and amortized over the estimated period of benefit, which is generally based on the straight-line method over 20 years or less. Amortization expense is generally recognized in selling, general, and administrative expense. We review the carrying value of definite life intangibles at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest, taxes, depreciation and amortization. We measure impairment as the excess of carrying value over the fair value of the definite life intangible asset. We use various valuation techniques to estimate fair value, with the primary techniques being discounted cash flows, relief-from-royalty and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
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
The first step of the quantitative test is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the quantitative impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was determined as the exit price a market participant would pay for the same business). We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill and indefinite life intangible assets.
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
The discount rate used in our annual goodwill impairment test decreased to 6.8% in fiscal 2015 from 7.9% in fiscal 2014. The discount rate used in our indefinite life intangible test was 8.0% in fiscal 2015. We did not have material indefinite life intangible assets prior to the acquisition of Hillshire Brands in August 2014.
During fiscal 2015, 2014 and 2013, all of our material reporting units that underwent a quantitative test passed the first step of the goodwill impairment analysis and therefore, the second step was not necessary. In fiscal 2015, we recorded a $23 million full impairment of an immaterial reporting unit’s goodwill.
For our indefinite life intangible assets, a qualitative assessment can also be performed to determine whether the existence of events and circumstances indicates it is more likely than not an intangible asset is impaired. Similar to goodwill, we can also elect to forgo the qualitative test for indefinite life intangible assets and perform the quantitative test. Upon performing the quantitative test, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
The fair value of our indefinite life intangible assets is calculated principally using relief-from-royalty and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and is believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.

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
Other Current Liabilities: Other current liabilities at October 3, 2015, and September 27, 2014, include:

	in millions
	2015	2014
Accrued salaries, wages and benefits	$478	$490
Accrued marketing, advertising and promotion expense	192	185
Other	488	532
Total other current liabilities	$1,158	$1,207
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
Derivative Financial Instruments: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce our exposure to various market risks related to these purchases, as well as to changes in foreign currency exchange rates. Contract terms of a financial instrument qualifying as a hedge instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is accounted for as a hedge, changes in the fair value of the instrument will be offset either against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value is immediately recognized in earnings as a component of cost of sales. Instruments we hold as part of our risk management activities that do not meet the criteria for hedge accounting are marked to fair value with unrealized gains or losses reported currently in earnings. Changes in market value of derivatives used in our risk management activities relating to forward sales contracts are recorded in sales, while changes surrounding inventories on hand or anticipated purchases of inventories or supplies are recorded in cost of sales. We generally do not hedge anticipated transactions beyond 18 months.
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
Advertising and Promotion Expenses: Advertising and promotion expenses are charged to operations in the period incurred. Customer incentive and trade promotion activities are recorded as a reduction to sales based on amounts estimated as being due to customers, based primarily on historical utilization and redemption rates, while other advertising and promotional activities are recorded as selling, general and administrative expenses. Advertising and promotion expenses for fiscal 2015, 2014 and 2013 were $966 million, $641 million and $555 million, respectively.
Research and Development: Research and development costs are expensed as incurred. Research and development costs totaled $75 million, $52 million and $50 million in fiscal 2015, 2014 and 2013, respectively.
Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassification: We reclassified Share-based compensation expense, which was previously included in Other, net within the cash flows from operating activities in the Consolidated Statements of Cash Flows to conform to the current period presentation.
NOTE 2: RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS
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
In July 2015, the FASB issued guidance which requires management to evaluate inventory at the lower of cost and net realizable value. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted and the prospective transition method should be applied. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In April 2014, the FASB issued guidance changing the criteria for reporting discontinued operations. The guidance also modifies the related disclosure requirements. The guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted and we adopted it in fiscal 2014. The adoption did not have a significant impact on our consolidated financial statements.

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
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price was allocated based on information available at the acquisition date. During fiscal 2015, we recorded measurement period adjustments, which reduced goodwill by $14 million, after obtaining additional information regarding, among other things, asset valuations and liabilities assumed. The amount was not considered material and therefore prior periods have not been revised. The purchase price allocation was finalized during the fourth quarter of fiscal 2015.

in millions
Cash and cash equivalents	$72
Accounts receivable	236
Inventories	414
Other current assets	343
Property, Plant and Equipment	1,301
Goodwill	4,790
Intangible Assets	5,141
Other Assets	64
Accounts payable	(347)
Other current liabilities	(327)
Long-Term Debt	(869)
Deferred Income Taxes	(2,074)
Other Liabilities	(500)
Net asset acquired	$8,244
The fair value of identifiable intangible assets at the acquisition date is as follows:

			in millions
Intangible Asset Category	Type	Life in Years	Fair Value
Brands & trademarks	Non-amortizable	Indefinite	$4,062
Brands & trademarks	Amortizable	20 years	532
Customer relationships	Amortizable	Weighted average life of 16 years	541
Non-compete agreements	Amortizable	1 year	6
Total identifiable intangible assets			$5,141
As a result of the acquisition, we recognized a total of $4,790 million of goodwill. The purchase price was assigned to assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, and any excess was allocated to goodwill, as shown in the table above. Goodwill represents the value we expect to achieve through the implementation of operational synergies and growth opportunities primarily in our Prepared Foods segment. We completed the allocation of goodwill to our segments in the fourth quarter of fiscal 2015 using the with-and-without approach of the synergy impact to fair value of our reporting units. The allocation of goodwill to our Chicken, Beef, Pork, and Prepared Foods segments was $658 million, $113 million, $106 million and $3,913 million, respectively. The fair value of this goodwill is not deductible for United States income tax purposes.
We used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.

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
The 2013 pro forma results include transaction related expenses incurred by Hillshire Brands prior to the acquisition of $168 million, including items such as consultant fees, accelerated stock compensation and other deal costs; transaction related expenses incurred by the Company of $115 million, including fees paid to third parties, financing costs and other deal costs; and $32 million of expense related to the fair value inventory adjustment at the date of acquisition.
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
During fiscal 2014 we acquired a value-added food business as part of our strategic expansion initiative, which is included in our Prepared Foods segment. The aggregate purchase price of the acquisition was $56 million, which included $12 million for Property, Plant and Equipment, $27 million allocated to Intangible Assets and $18 million allocated to Goodwill.
During fiscal 2013, we acquired two value-added food businesses as part of our strategic expansion initiative, which are included in our Prepared Foods segment. The aggregate purchase price of the acquisitions was $106 million, which included $50 million for Property, Plant and Equipment, $41 million allocated to Intangible Assets and $12 million allocated to Goodwill.
Dispositions
In fiscal 2014, we announced our plan to sell our Brazil and Mexico operations, which are included in Other, to JBS SA ("JBS") for $575 million in cash less debt and other adjustments. As a result, we conducted an impairment test and recorded a $39 million impairment charge in the fourth quarter of fiscal 2014 related to our Brazil operation. We completed the sale of the Brazil operation in the first quarter of fiscal 2015 and received net proceeds of $148 million including working capital, net debt adjustments and cash transferred. The sale did not result in a significant gain or loss as the carrying value of the Brazil operation approximated the sales proceeds at the time of sale.
We completed the sale of the Mexico operation in the fourth quarter of fiscal 2015 and received net proceeds of approximately $374 million including working capital, net debt adjustments and cash transferred. As a result of the sale, we recorded a pre-tax gain of $161 million, which is reflected in Cost of Sales in our Consolidated Statements of Income. We utilized the net proceeds to retire the 2.75% senior notes due September 2015.

The assets and liabilities related to the Brazil and Mexico operations were classified as held for sale on the balance sheet at September 27, 2014. The following table summarizes the net assets and liabilities held for sale:

in millions
2014
Assets held for sale:
Accounts receivable, net	$74
Inventories	141
Other current assets	72
Net property, plant and equipment	132
Goodwill	16
Other assets	11
Total assets held for sale	$446
Liabilities held for sale:
Current debt	$32
Accounts payable	61
Other current liabilities	27
Long-term debt	9
Deferred income taxes	12
Total liabilities held for sale	$141
In the fourth quarter of fiscal 2015, to better align our overall production capacity with current cattle supplies, we ceased beef operations at our Denison, Iowa plant. As a result, we recorded $12 million in closure and impairment charges during the fourth quarter of fiscal 2015. These charges impact the Beef segment’s operating income and are reflected in Cost of Sales in our Consolidated Statements of Income.
In the fourth quarter of fiscal 2015, we recorded $59 million impairment and other related charges associated with a Prepared Foods project designed to optimize the combined Tyson and Hillshire Brands network capacity and to enhance manufacturing efficiencies for the future. As a result of this project, we expect to close our Chicago, Illinois hospitality plant and our Jefferson, Wisconsin plant in the back half of fiscal 2016. These charges are reflected in the Prepared Foods segment’s operating income, of which $49 million is included in the Consolidated Statements of Income in Cost of Sales and $10 million is included in the Consolidated Statements of Income in Selling, General and Administrative.
In fiscal 2015, as part of our ongoing efforts to increase efficiencies in our Chicken business, we announced the planned closure of our Buena Vista, Georgia plant. The plant closed in May 2015 and the closure costs did not have a significant impact on the Company's operating results.
In fiscal 2014, we recorded impairment charges of $52 million related to the closure of three Prepared Foods plants. The Company’s Cherokee, Iowa plant closed in September 2014 and the Buffalo, New York and Santa Teresa, New Mexico plants each closed in January 2015. Additionally, in April 2014, Hillshire Brands announced that it would discontinue all production at its Florence, Alabama plant. The plant closed in December 2014 and the closure costs did not have a significant impact on the Company's financial results.
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

NOTE 4: DISCONTINUED OPERATION
After conducting an assessment during fiscal 2013 of our long-term business strategy in China, we determined our Weifang operation (Weifang), which is included in Other in Note 17: Segment Reporting, was no longer core to the execution of our strategy given the capital investment it required to execute our future business plan. Consequently, we conducted an impairment test and recorded a $56 million impairment charge in the second quarter of fiscal 2013. We subsequently sold Weifang which resulted in reporting it as a discontinued operation based on the accounting guidance in effect at that time. The sale was completed in July 2013 and did not result in a significant gain or loss as its carrying value approximated the sales proceeds at the time of sale. Weifang's prior period's results, including the impairment charge, have been reclassified and presented as a discontinued operation in our Consolidated Statements of Income. The following is a summary of the discontinued operation's results:

			in millions
	2015	2014	2013
Sales	$—	$—	$108

Pretax loss	—	—	(68)
Income tax expense	—	—	2
Loss from discontinued operation, net of tax	$—	$—	$(70)
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The following table reflects major categories of property, plant and equipment and accumulated depreciation at October 3, 2015, and September 27, 2014:

	in millions
	2015	2014
Land	$122	$126
Building and leasehold improvements	3,581	3,501
Machinery and equipment	6,452	6,144
Land improvements and other	286	276
Buildings and equipment under construction	375	334
	10,816	10,381
Less accumulated depreciation	5,640	5,251
Net property, plant and equipment	$5,176	$5,130
Approximately $565 million will be required to complete buildings and equipment under construction at October 3, 2015.

NOTE 6: GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill activity for fiscal 2015 and 2014:

in millions
	Chicken	Beef	Pork	Prepared Foods	Other(a)	Unallocated	Consolidated
Balance at September 28, 2013
Goodwill	$908	$1,123	$317	$75	$68	$—	$2,491
Accumulated impairment losses	—	(560)	—	—	(29)	—	(589)
	908	563	317	75	39	—	1,902
Fiscal 2014 Activity:
Acquisition	—	—	—	18	5	4,804	4,827
Reclass to assets held for sale	—	—	—	—	(16)	—	(16)
Impairment losses	—	—	—	—	(5)	—	(5)
Currency translation and other	(1)	—	—	(1)	—	—	(2)
Balance at September 27, 2014
Goodwill	907	1,123	317	92	57	4,804	7,300
Accumulated impairment losses	—	(560)	—	—	(34)	—	(594)
	$907	$563	$317	$92	$23	$4,804	$6,706

Fiscal 2015 Activity:
Acquisition	$—	$—	$—	$—	$—	$—	$—
Measurement period adjustments	—	—	—	—	—	(14)	(14)
Allocation of acquired goodwill	658	113	106	3,913	—	(4,790)	—
Impairment losses	—	—	—	—	(23)	—	(23)
Currency translation and other	(2)	—	—	—	—	—	(2)
Balance at October 3, 2015
Goodwill	1,563	1,236	423	4,005	57	—	7,284
Accumulated impairment losses	—	(560)	—	—	(57)	—	(617)
	$1,563	$676	$423	$4,005	$—	$—	$6,667
(a) Other included the goodwill from our international chicken operation.
On August 28, 2014, we acquired and consolidated Hillshire Brands. The unallocated portion of goodwill at September 27, 2014, is attributable to our acquisition of Hillshire Brands. During fiscal 2015, we recorded measurement period adjustments, which reduced goodwill by $14 million and completed the allocation of goodwill to our segments (see Note 3: Acquisitions and Dispositions).

The following table reflects intangible assets by type at October 3, 2015, and September 27, 2014:

in millions
	2015	2014
Amortizable intangible assets:
Brands and trademarks	$594	$611
Customer relationships	564	570
Patents, intellectual property and other	115	136
Non-compete agreements	—	6
Land use rights	9	8
Total gross amortizable intangible assets	$1,282	$1,331
Less accumulated amortization	192	133
Total net amortizable intangible assets	$1,090	$1,198
Brands and trademarks not subject to amortization	4,078	4,078
Total intangible assets	$5,168	$5,276
Amortization expense of $92 million, $26 million and $17 million was recognized during fiscal 2015, 2014 and 2013, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to October 3, 2015, will be: 2016 - $80 million; 2017 - $78 million; 2018 - $76 million; 2019 - $72 million; 2020 - $69 million.
NOTE 7: DEBT
The following table reflects major components of debt as of October 3, 2015, and September 27, 2014:

		in millions
	2015	2014
Revolving credit facility	$—	$—
Senior notes:
2.75% Senior notes due September 2015 (2015 Notes)	—	407
6.60% Senior notes due April 2016	638	638
7.00% Notes due May 2018	120	120
2.65% Notes due August 2019	1,000	1,000
4.10% Notes due September 2020	285	287
4.50% Senior notes due June 2022	1,000	1,000
3.95% Notes due August 2024	1,250	1,250
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032	163	164
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
Discount on senior notes	(10)	(12)
Term loans:
3-year tranche A	—	1,172
3-year tranche B (1.31% at 10/3/2015)	500	—
5-year tranche A	—	353
5-year tranche B (1.69% at 10/3/2015)	552	552
Amortizing Notes - Tangible Equity Units (see Note 8: Equity)	140	205
Other	69	24
Total debt	6,725	8,178
Less current debt	715	643
Total long-term debt	$6,010	$7,535
Annual maturities of debt for the five fiscal years subsequent to October 3, 2015, are: 2016 - $715 million; 2017 - $79 million; 2018 - $627 million; 2019 - $1,559 million; 2020 - $285 million.

Revolving Credit Facility
We have a $1.25 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in September 2019. After reducing for the amount borrowed and outstanding letters of credit issued under this facility, the amount available for borrowing at October 3, 2015, was $1,244 million. At October 3, 2015, we had outstanding letters of credit issued under this facility totaling $6 million, none of which were drawn upon. We had an additional $93 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing obligations and workers’ compensation insurance programs.
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
2015 Notes
In July 2015, we exercised an early redemption option to retire the outstanding $401 million balance of the 2015 Notes using cash proceeds from the sale of the Mexico operation as further described in Note 3: Acquisitions and Dispositions.
Term Loans
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
We were in compliance with all debt covenants at October 3, 2015.
NOTE 8: EQUITY
Capital Stock
We have two classes of capital stock, Class A stock, $0.10 par value and Class B Common Stock, $0.10 par value (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 3, 2015, Tyson Limited Partnership (the TLP) owned 99.985% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 1.79% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 70.64% of the total voting power of the outstanding voting stock.
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

Dividends
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $0.40, $0.30, and $0.30 in fiscal 2015, 2014, and 2013, respectively. We paid Class B dividends per share of $0.36, $0.27, and $0.27 in fiscal 2015, 2014, and 2013, respectively. Fiscal 2013 included a special dividend of $0.10 per share for Class A stock and $0.09 per share for Class B. On November 19, 2015, the Board of Directors increased the quarterly dividend previously declared on July 30, 2015, to $0.15 per share on our Class A stock and $0.135 per share on our Class B stock. The increased quarterly dividend is payable on December 15, 2015, to shareholders of record at the close of business on December 1, 2015.
Share Repurchases
In fiscal 2014, our Board of Directors approved an increase of 25 million shares authorized for repurchase under our share repurchase program. As of October 3, 2015, 21.1 million shares remained available for repurchase. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, market conditions, liquidity targets, our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of cumulative share repurchases of our Class A Stock is as follows:

						in millions
	October 3, 2015		September 27, 2014		September 28, 2013
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	11.0	$455	7.1	$250	21.1	$550
To fund certain obligations under equity compensation plans	0.9	40	1.2	45	2.8	64
Total share repurchases	11.9	$495	8.3	$295	23.9	$614
Subsequent to October 3, 2015, we have repurchased approximately 5.7 million shares of our common stock under our share repurchase program. These shares were repurchased for $257 million.
Share Issuance
In fiscal 2014, we issued 23.8 million shares of our Class A stock, to provide funding for the Hillshire Brands acquisition. Total proceeds, net of underwriting discounts and other offering related fees and expenses were $873 million.
Tangible Equity Units
In fiscal 2014, we completed the public issuance of 30 million, 4.75% tangible equity units (TEUs). Total proceeds, net of underwriting discounts and other expenses, were $1,454 million. Each TEU, which has a stated amount of $50, is comprised of a prepaid stock purchase contract and a senior amortizing note due July 15, 2017. We allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The fair value of the prepaid stock purchase contracts, which was $1,295 million, was recorded in Capital in Excess of Par Value, net of issuance costs. The fair value of the senior amortizing notes, which was $205 million, was recorded in debt. Issuance costs associated with the TEU debt were recorded as deferred financing costs in the Consolidated Balance Sheets in Other Assets and are amortized over the term of the instrument to July 15, 2017.
The aggregate values assigned upon issuance of each component of the TEU's, based on the relative fair value of the respective components of each TEU, were as follows:

		in millions, except price per TEU
	Equity Component	Debt Component	Total
Price per TEU	$43.17	$6.83	$50.00
Gross Proceeds	1,295	205	1,500
Issuance cost	(40)	(6)	(46)
Net proceeds	$1,255	$199	$1,454

Each senior amortizing note has an initial principal amount of $6.83 and bears interest at 1.5% per annum. On each January 15, April 15, July 15 and October 15, we will pay equal quarterly cash installments of $0.59 per amortizing note which cash payment in the aggregate (principal and interest) is equivalent to 4.75% per year with respect to the $50 stated amount per TEU. Each installment constitutes a payment of interest and partial repayment of principal. Unless settled earlier at the holder's or the Company's option, each purchase contract will automatically settle on July 15, 2017, subject to postponement in certain limited circumstances. We will deliver between a minimum of 31.8 million shares and a maximum of 39.8 million shares of our Class A stock, subject to adjustment, based upon the Applicable Market Value (as defined below) of our Class A stock as described below:

•
If the Applicable Market Value is equal to or greater than the conversion price of $47.14 per share, we will deliver 1.0606 shares of Class A stock per purchase contract, or a minimum of 31.8 million Class A shares.

•
If the Applicable Market Value is greater than the reference price of $37.71 but less than the conversion price of $47.14 per share, we will deliver a number of shares per purchase contract equal to $50, divided by the Applicable Market Value.

•
If the Applicable Market Value is less than or equal to the reference price of $37.71 per share, we will deliver 1.3260 shares of Class A stock per purchase contract, or a maximum of 39.8 million Class A shares.

The "Applicable Market Value" means the average of the closing prices of our Class A stock on each of the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding July 15, 2017.
On September 15, 2015, we paid our quarterly dividend to shareholders of record at September 1, 2015, equal to $0.10 per share on our Class A stock. The amount of the distribution exceeded the $0.075 per share dividend threshold amount. Consequently, the settlement rates, reference price and conversion price were adjusted and are reflected above.
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
NOTE 9: INCOME TAXES
Detail of the provision for income taxes from continuing operations consists of the following:

			in millions
	2015	2014	2013
Federal	$564	$325	$341
State	89	67	38
Foreign	44	4	30
	$697	$396	$409

Current	$659	$501	$421
Deferred	38	(105)	(12)
	$697	$396	$409
The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2015	2014	2013
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.1	2.8	2.4
Unrecognized tax benefits, net	(1.8)	(4.7)	(0.2)
Domestic production deduction	(3.7)	(4.0)	(3.2)
Foreign rate differences and valuation allowances	3.8	2.8	0.3
Other	(0.1)	(0.3)	(1.7)
	36.3%	31.6%	32.6%
During fiscal 2015, the domestic production deduction and changes in unrecognized tax benefits decreased tax expense by $72 million and $34 million, respectively, and state tax expense, net of federal tax benefit, was $59 million. Additionally, foreign rate differences, mostly driven by the China impairment, unfavorably impacted tax expense by $73 million. The sale of the Mexico and Brazil operations and related repatriation of proceeds did not have a significant impact on the effective income tax rate.

During fiscal 2014, the domestic production deduction and the decrease in unrecognized tax benefits decreased tax expense by $50 million and $58 million, respectively.
During fiscal 2013, the domestic production deduction and estimated general business credits decreased tax expense by $40 million and $17 million, respectively.
Approximately $1,908 million, $1,270 million, and $1,204 million of income from continuing operations before income taxes for fiscal 2015, 2014 and 2013, respectively, were from our domestic operations based in the United States.
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
The tax effects of major items recorded as deferred tax assets and liabilities as of October 3, 2015, and September 27, 2014, are as follows:

				in millions
	2015		2014
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$783	$—	$732
Intangible assets	—	2,000	—	2,031
Accrued expenses	439	—	474	—
Net operating loss and other carryforwards	97	—	96	—
Other	122	238	125	269
	$658	$3,021	$695	$3,032
Valuation allowance	$(68)		$(51)
Net deferred tax liability		$2,431		$2,388
We record deferred tax amounts in Other current assets, Other Assets, Other current liabilities and Deferred Income Taxes in the Consolidated Balance Sheets.
At October 3, 2015, our gross state tax net operating loss carryforwards approximated $938 million and expire in fiscal years 2016 through 2035. Gross foreign net operating loss carryforwards approximated $29 million and expire in fiscal years 2016 through 2021. We also have tax credit carryforwards of approximately $46 million that expire in fiscal years 2016 through 2035.
We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $139 million and $403 million at October 3, 2015, and September 27, 2014, respectively. In fiscal 2015, the Company completed the sales of the Mexico and Brazil operations and repatriated the related net proceeds resulting in a significant decrease in the balance of accumulated undistributed earnings. The accumulated undistributed earnings at October 3, 2015 are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, we could be subject to federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Due to the uncertainty of the manner in which the undistributed earnings would be brought back to the United States, the tax laws in effect at that time, as well as the availability of the Company to claim foreign tax credits, it is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The following table summarizes the activity related to our gross unrecognized tax benefits at October 3, 2015, September 27, 2014, and September 28, 2013:

			in millions
	2015	2014	2013
Balance as of the beginning of the year	$272	$175	$168
Increases related to current year tax positions	78	11	3
Increases related to prior year tax positions	11	17	15
Change related to Hillshire Brands balances	—	136	—
Reductions related to prior year tax positions	(18)	(20)	(6)
Reductions related to settlements	—	(1)	(2)
Reductions related to expirations of statute of limitations	(37)	(46)	(3)
Balance as of the end of the year	$306	$272	$175
The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $244 million and $241 million at October 3, 2015, and September 27, 2014, respectively. We classify interest and penalties on unrecognized tax benefits as income tax expense. At October 3, 2015, and September 27, 2014, before tax benefits, we had $46 million and $54 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
As of October 3, 2015, we are subject to income tax examinations for United States federal income taxes for fiscal years 2011 through 2014. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2005 through 2014 and 2002 through 2014, respectively. We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $14 million primarily due to expiration of statutes in various jurisdictions.
NOTE 10: OTHER INCOME AND CHARGES
Following the sale of our Mexico and Brazil chicken production operations, we have continued to review our strategies and outlook for the remaining international businesses, which operations include our chicken production operations in China. Despite our belief in the potential for this business, our Chinese operations have not achieved profitability. Given the ongoing losses being generated in this business, recent changes in the strategy and management of the business, and the depressed economic outlook for China, we assessed our Chinese operations for potential impairment in the fourth quarter of fiscal 2015. As a result of this evaluation, during the fourth quarter of fiscal 2015, we recorded a $169 million impairment charge. The impairment was comprised of $126 million of property, plant and equipment, $23 million of goodwill and $20 million of other assets. The China operation is included in Other for segment reporting and the impairment is included in Cost of Sales in the Consolidated Statements of Income.
During fiscal 2015, we recorded $12 million of equity earnings in joint ventures and $21 million of gains on the sale of equity securities, which were recorded in the Consolidated Statements of Income in Other, net.
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

NOTE 11: EARNINGS PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows:

	in millions, except per share data
	2015	2014	2013
Numerator:
Income from continuing operations	$1,224	$856	$848
Less: Net income (loss) attributable to noncontrolling interests	4	(8)	—
Net income from continuing operations attributable to Tyson	1,220	864	848
Less dividends declared:
Class A	129	94	87
Class B	26	21	19
Undistributed earnings	$1,065	$749	$742

Class A undistributed earnings	$896	$612	$606
Class B undistributed earnings	169	137	136
Total undistributed earnings	$1,065	$749	$742

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	335	284	282
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	5	5
Tangible Equity Units	3	1	—
Convertible 2013 Notes	—	—	7
Warrants	—	4	3
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	413	364	367

Net Income Per Share from Continuing Operations Attributable to Tyson:
Class A Basic	$3.06	$2.48	$2.46
Class B Basic	$2.79	$2.26	$2.22
Diluted	$2.95	$2.37	$2.31

Net Income Per Share Attributable to Tyson:
Class A Basic	$3.06	$2.48	$2.26
Class B Basic	$2.79	$2.26	$2.04
Diluted	$2.95	$2.37	$2.12
We had approximately 5 million and 4 million of our stock-based compensation shares that were antidilutive for fiscal 2015 and 2014, respectively. We had no stock-based compensation shares that were antidilutive for fiscal 2013. These shares were not included in the dilutive earnings per share calculation.
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

NOTE 12: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at October 3, 2015.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments:

		in millions, except soy meal tons
	Metric	October 3, 2015	September 27, 2014
Corn	Bushels	18	—
Soy Meal	Tons	284,900	198,100
Live Cattle	Pounds	102	405
Lean Hogs	Pounds	166	350
Foreign Currency	United States dollar	$42	$109
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
Cash flow hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2015, 2014 and 2013. As of October 3, 2015, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $1 million. During fiscal 2015, 2014 and 2013, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges.
The following table sets forth the pretax impact of cash flow hedge derivative instruments in the Consolidated Statements of Income:

						in millions
	Gain (Loss) Recognized in OCI on Derivatives			Consolidated Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	2015	2014	2013		2015	2014	2013
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(4)	$(7)	$(29)	Cost of Sales	$(7)	$(10)	$(5)
Foreign exchange contracts	—	(1)	(2)	Other Income/Expense	—	—	(4)
Total	$(4)	$(8)	$(31)		$(7)	$(10)	$(9)

Fair value hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for slaughter. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (i.e., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position.

		in millions
	Consolidated Statements of Income Classification	2015	2014	2013
Gain (Loss) on forwards	Cost of Sales	$17	$(154)	$21
Gain (Loss) on purchase contract	Cost of Sales	(17)	154	(21)
Ineffectiveness related to our fair value hedges was not significant during fiscal 2015, 2014 and 2013.
Undesignated positions
In addition to our designated positions, we also hold derivative contracts for which we do not apply hedge accounting. These include certain derivative instruments related to commodities price risk, including grains, livestock, energy and foreign currency risk. We mark these positions to fair value through earnings at each reporting date.
The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Statements of Income:

			in millions
	Consolidated Statements of Income Classification	Gain (Loss) Recognized in Earnings
		2015	2014	2013
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(62)	$75	$(10)
Commodity contracts	Cost of Sales	(33)	(136)	(24)
Foreign exchange contracts	Other Income/Expense	(4)	—	2
Total		$(99)	$(61)	$(32)
The fair value of all outstanding derivative instruments in the Consolidated Balance Sheets are included in Note 13: Fair Value Measurements.
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

					in millions
October 3, 2015	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative Financial Instruments:
Designated as hedges	$—	$52	$—	$(35)	$17
Undesignated	—	9	—	(9)	—
Available for Sale Securities:
Current	—	1	1	—	2
Non-current	—	33	60	—	93
Deferred Compensation Assets	9	222	—	—	231
Total Assets	$9	$317	$61	$(44)	$343

Liabilities:
Derivative Financial Instruments:
Designated as hedges	$—	$2	$—	$(2)	$—
Undesignated	—	49	—	(47)	2
Total Liabilities	$—	$51	$—	$(49)	$2

September 27, 2014	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative Financial Instruments:
Designated as hedges	$—	$17	$—	$(17)	$—
Undesignated	—	42	—	(33)	9
Available for Sale Securities:
Current	—	1	—	—	1
Non-current	1	24	67	—	92
Deferred Compensation Assets	15	218	—	—	233
Total Assets	$16	$302	$67	$(50)	$335

Liabilities:
Derivative Financial Instruments:
Designated as hedges	$—	$78	$—	$(78)	$—
Undesignated	—	82	—	(70)	12
Total Liabilities	$—	$160	$—	$(148)	$12

(a)
Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At October 3, 2015, and September 27, 2014, we had posted with various counterparties $5 million and $98 million, respectively, of cash collateral related to our derivative financial instruments and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

		in millions
	October 3, 2015	September 27, 2014
Balance at beginning of year	$67	$65
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases	20	25
Issuances	—	—
Settlements	(26)	(23)
Balance at end of year	$61	$67
Total gains (losses) for the periods included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of year	$—	$—
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Derivative Assets and Liabilities: Our derivative financial instruments primarily include exchange-traded and over-the-counter contracts which are further described in Note 12: Derivative Financial Instruments. We record our derivative financial instruments at fair value using quoted market prices adjusted for credit and non-performance risk and internal models that use as their basis readily observable market inputs including current and forward market prices. We classify these instruments in Level 2 when quoted market prices can be corroborated utilizing observable current and forward commodity market prices on active exchanges or observable market transactions.
Available for Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Balance Sheets and have maturities ranging up to 35 years. We classify our investments in United States government, United States agency, certificates of deposit and commercial paper debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated financial statements.

					in millions
	October 3, 2015			September 27, 2014
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
United States Treasury and Agency	$33	$34	$1	$25	$25	$—
Corporate and Asset-Backed	60	61	1	65	67	2
Equity Securities:
Common Stock and Warrants (a)	—	—	—	1	1	—

(a)
At October 3, 2015, and September 27, 2014, the amortized cost basis for Equity Securities had been reduced by accumulated other than temporary impairment of approximately nil and $2 million, respectively.

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for fiscal 2015, and $6 million of other than temporary impairment for fiscal 2014, which was recorded in the Consolidated Statements of Income in Other, net. No other than temporary losses were deferred in OCI as of October 3, 2015, and September 27, 2014.
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
In fiscal 2015, to better align our overall production capacity with current cattle supplies, we ceased beef operations at our Denison, Iowa plant. As a result, we recorded a $12 million impairment charge during the fourth quarter of fiscal 2015. This charge impacts the Beef segment’s operating income and is reflected in Cost of Sales in our Consolidated Statements of Income. Our valuation of these assets was primarily based on discounted cash flow models which included unobservable Level 3 inputs.
In the fourth quarter of fiscal 2015, we recorded $59 million impairment and other related charges associated with a Prepared Foods project designed to optimize the combined Tyson and Hillshire Brands network capacity and to enhance manufacturing efficiencies for the future. This charge is reflected in the Prepared Foods segment’s operating income, of which $49 million is included in the Consolidated Statements of Income in Cost of Sales and $10 million is included in the Consolidated Statements of Income in Selling, General and Administrative. Our valuation of these assets was primarily based on discounted cash flow models which included unobservable Level 3 inputs.
Following the sale of our Mexico and Brazil chicken operations in fiscal 2015, we reviewed our long-term business strategy and outlook for the remaining international businesses, which includes our chicken production operations in China and India. We assessed our Chinese operation for a potential impairment in the fourth quarter of fiscal 2015 and as a result of this evaluation, we recorded a $169 million charge to impair its long-lived assets to their fair value and to fully impair its goodwill. The China operation is included in Other for segment reporting and the impairment is included in Cost of Sales in the Consolidated Statements of Income. This impairment was comprised of $126 million of property, plant and equipment, $23 million of goodwill and $20 million of other assets. We utilized a discounted cash flow analysis which included unobservable Level 3 inputs.
In fiscal 2014, we recorded a $52 million impairment charge related to the closure of three Prepared Foods plants, which is recorded in the Consolidated Statements of Income in Cost of Sales and in the Prepared Foods segment. Our valuation of these assets was primarily based on discounted cash flow models which included unobservable Level 3 inputs.
In fiscal 2014, we announced our plan to sell our Brazil operation. As a result, we recorded a $39 million charge to impair its assets to its fair value of $144 million. The impairment charge was recorded in the Consolidated Statements of Income in Cost of Sales and in Other for segment reporting. The fair value used to determine the impairment was based upon the contracted sales price.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows:

			in millions
	October 3, 2015		September 27, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$6,900	$6,725	$8,347	$8,178

Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 3, 2015, and September 27, 2014, 20.0% and 18.6%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.
NOTE 14: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) was 24,293,913 at October 3, 2015.
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

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, September 27, 2014	13,724,409	$21.30
Exercised	(3,900,576)	21.47
Forfeited or expired	(177,491)	37.23
Granted	5,088,723	42.26
Outstanding, October 3, 2015	14,735,065	28.30	7.1	$237

Exercisable, October 3, 2015	6,789,969	$18.73	5.4	$174
We generally grant stock options once a year. The weighted average grant-date fair value of options granted in fiscal 2015, 2014 and 2013 was $11.51, $10.83 and $6.44, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions as of the grant date used in the fair value calculation of each year’s grants are outlined in the following table.

	2015	2014	2013
Expected life (in years)	6.1	6.0	6.2
Risk-free interest rate	1.6%	1.3%	0.7%
Expected volatility	26.7%	36.0%	36.8%
Expected dividend yield	1.0%	1.0%	1.0%
We recognized stock-based compensation expense related to stock options, net of income taxes, of $27 million, $20 million and $14 million for fiscal 2015, 2014 and 2013, respectively. The related tax benefit for fiscal 2015, 2014 and 2013 was $17 million, $13 million and $9 million, respectively. We had 3.8 million, 4.8 million and 3.9 million options vest in fiscal 2015, 2014 and 2013, respectively, with a grant date fair value of $32 million, $30 million and $22 million, respectively.
In fiscal 2015, 2014 and 2013, we received cash of $84 million, $67 million and $123 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal 2015, 2014 and 2013, was $30 million, $33 million and $35 million, respectively. The total intrinsic value of options exercised in fiscal 2015, 2014 and 2013, was $79 million, $87 million and $90 million, respectively. Cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) are classified as financing cash flows. We realized $19 million, $24 million and $18 million related to excess tax deductions during fiscal 2015, 2014 and 2013, respectively.

As of October 3, 2015, we had $45 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.4 years.
Restricted Stock
We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through fiscal 2018. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 27, 2014	938,944	$23.18
Granted	742,036	42.39
Dividends	11,431	34.99
Vested	(520,964)	20.28
Forfeited	(63,519)	36.61
Nonvested, October 3, 2015	1,107,928	$36.76	1.6	$49
As of October 3, 2015, we had $24 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 2.1 years.
We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $9 million, $6 million and $5 million for fiscal 2015, 2014 and 2013, respectively. The related tax benefit for fiscal 2015, 2014 and 2013 was $6 million, $4 million and $3 million, respectively. We had 0.5 million, 0.6 million and 1.4 million restricted stock awards vest in fiscal 2015, 2014 and 2013, respectively, with a grant date fair value of $10 million, $11 million and $20 million, respectively.
Performance-Based Shares
We award performance-based shares of our Class A stock to certain senior executives. These awards are typically granted once a year. Performance-based shares vest based upon the passage of time and the achievement of performance or market performance criteria, ranging from 0% to 200%, as determined by the Compensation Committee prior to the date of the award. Vesting periods for these awards are generally three years. We review progress toward the attainment of the performance criteria each quarter during the vesting period. When it is probable the minimum performance criteria for an award will be achieved, we begin recognizing the expense equal to the proportionate share of the total fair value of the Class A stock price on the grant date. The total expense recognized over the duration of performance awards will equal the Class A stock price on the date of grant multiplied by the number of shares ultimately awarded based on the level of attainment of the performance criteria. For grants with market performance criteria, the fair value is determined on the grant date and is calculated using the same inputs for expected volatility, expected dividend yield, and risk-free rate as stock options, noted above, with a duration of three years. The total expense recognized over the duration of the award will equal the fair value, regardless if the market performance criteria is met.
The following table summarizes the performance-based shares at the maximum award amounts based upon the respective performance share agreements. Actual shares that will vest depend on the level of attainment of the performance-based criteria.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, September 27, 2014	1,403,603	$26.77
Granted	522,746	46.16
Vested	(25,922)	17.36
Forfeited	(65,327)	37.98
Nonvested, October 3, 2015	1,835,100	$32.03	0.9	$81
We recognized stock-based compensation expense related to performance shares, net of income taxes, of $5 million, $4 million and $2 million for fiscal 2015, 2014 and 2013, respectively. The related tax benefit for fiscal 2015, 2014 and 2013 was $3 million, $2 million and $2 million, respectively. As of October 3, 2015, we had $11 million of total unrecognized compensation based upon our progress toward the attainment of criteria related to performance-based share awards that will be recognized over a weighted average period of 1.7 years.

NOTE 15: PENSIONS AND OTHER POSTRETIREMENT BENEFITS
At October 3, 2015, we had nine defined benefit pension plans consisting of six funded qualified plans and three unfunded non-qualified plans. In regards to our qualified plans, five are frozen and noncontributory. The benefits provided under these plans are based on a formula using years of service and either a specified benefit rate or compensation level. The non-qualified defined benefit plans are for certain contracted officers and use a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our employees may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.
We have defined contribution retirement programs for various groups of employees. We recognized expenses of $62 million, $53 million and $50 million in fiscal 2015, 2014 and 2013, respectively.
We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods.
Other postretirement benefits include postretirement medical costs and life insurance.
Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at October 3, 2015, and September 27, 2014:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2015	2014	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$1,849	$86	$182	$85	$163	$71
Service cost	10	1	8	7	5	2
Interest cost	78	10	8	5	7	3
Plan amendments	—	—	—	—	(60)	—
Plan participants’ contributions	—	—	—	—	2	1
Actuarial (gain)/loss	(50)	(37)	11	15	9	(8)
Benefits paid	(102)	(11)	(8)	(3)	(12)	(6)
Business acquisition	—	1,800	—	73	—	100
Benefit obligation at end of year	1,785	1,849	201	182	114	163
Change in plan assets
Fair value of plan assets at beginning of year	1,647	85	3	—	—	—
Actual return on plan assets	25	(36)	—	—	—	—
Employer contributions	6	6	8	3	10	5
Plan participants’ contributions	—	—	—	—	2	1
Benefits paid	(102)	(11)	(8)	(3)	(12)	(6)
Business acquisition	—	1,603	—	3	—	—
Other	—	—	(3)	—	—	—
Fair value of plan assets at end of year	1,576	1,647	—	3	—	—
Funded status	$(209)	$(202)	$(201)	$(179)	$(114)	$(163)

Amounts recognized in the Consolidated Balance Sheets consist of:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2015	2014	2015	2014	2015	2014
Other current liabilities	$—	$—	$(9)	$(5)	$(20)	$(7)
Other liabilities	(209)	(202)	(192)	(174)	(94)	(156)
Total liabilities	$(209)	$(202)	$(201)	$(179)	$(114)	$(163)
Amounts recognized in Accumulated Other Comprehensive Income consist of:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2015	2014	2015	2014	2015	2014
Accumulated other comprehensive (income)/loss:
Actuarial loss	$57	$39	$43	$36	$—	$—
Prior service cost/(credit) (a)	—	—	—	—	(59)	(2)
Total accumulated other comprehensive (income)/loss:	$57	$39	$43	$36	$(59)	$(2)

(a)
The change in prior service cost is primarily attributed to the plan amendments to the other postretirement benefits as noted within the change in benefit obligation with remainder of the change being immaterial.

At October 3, 2015, eight pension plans had an accumulated benefit obligation in excess of plan assets. At September 27, 2014, seven pension plans had an accumulated benefit obligation in excess of plan assets. Plans with accumulated benefit obligations in excess of plan assets are as follows:

			in millions
	Pension Benefits
	Qualified		Non-Qualified
	2015	2014	2015	2014
Projected benefit obligation	$1,781	$1,829	$201	$182
Accumulated benefit obligation	1,781	1,829	193	172
Fair value of plan assets	1,572	1,627	—	3
The accumulated benefit obligation for all qualified pension plans was $1,785 million and $1,849 million at October 3, 2015, and September 27, 2014, respectively.

Net Periodic Benefit Cost
Components of net periodic benefit cost for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows:

								in millions
	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$10	$1	$—	$8	$7	$5	$5	$2	$2
Interest cost	78	10	4	8	5	3	7	3	2
Expected return on plan assets	(102)	(13)	(5)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	1	(1)	—	(1)
Recognized actuarial (gain) loss, net	2	2	4	4	2	3	9	(8)	7
Recognized settlement (gain) loss	8	—	—	—	—	—	(2)	—	—
Net periodic benefit (credit) cost	$(4)	$—	$3	$20	$14	$12	$18	$(3)	$10
As of October 3, 2015, the amounts expected to be reclassified into earnings within the next 12 months related to net periodic benefit cost for the qualified and non-qualified pensions are $2 million and $5 million, respectively. As of October 3, 2015, the amount expected to be reclassified into earnings within the next 12 months related to net periodic benefit credit for the other postretirement benefits is $18 million.
Assumptions
Weighted average assumptions are as follows:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate to determine net periodic benefit cost	4.32%	4.37%	4.02%	4.36%	5.01%	4.23%	3.97%	4.41%	3.66%
Discount rate to determine benefit obligations	4.47%	4.32%	4.77%	4.41%	4.36%	5.09%	3.54%	3.97%	4.48%
Rate of compensation increase	0.01%	0.01%	n/a	2.31%	2.11%	3.50%	n/a	n/a	n/a
Expected return on plan assets	4.61%	6.37%	5.44%	n/a	n/a	n/a	n/a	n/a	n/a
To determine the expected return on plan assets assumption, we first examined historical rates of return for the various asset classes within the plans. We then determined a long-term projected rate-of-return based on expected returns.
Our discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. These were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. As of October 3, 2015 and September 27, 2014, all pension and other postretirement benefit plans used the RP-2014 mortality tables.
We have five other postretirement benefit plans which are healthcare and life insurance related. Two of these plans, which benefit obligations totaled $24 million at October 3, 2015, were not impacted by healthcare cost trend rates as one consists of fixed annual payments and one is life insurance related. Two of the healthcare plans, which benefit obligations totaled $23 million at October 3, 2015, were not impacted by healthcare cost trend rates due to plan amendments. The remaining plan, which the benefit obligation totaled $67 million at October 3, 2015, utilized assumed healthcare cost trend rates of 9.0% and 7.6% for retirees who qualify and do not qualify for Medicare, respectively. The healthcare cost trend rate will be grading down to an ultimate rate of 4.5% in 2024/2025. A one-percentage-point change in assumed health-care cost trend rates would have the following effects:

		in millions
	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$8	$7
Effect on total service and interest components	—	—

Plan Assets
The following table sets forth the actual and target asset allocation for pension plan assets:

	2015	2014	Target Asset Allocation
Cash	0.3%	4.9%	—%
Fixed Income Securities	85.4	80.5	86.0
United States Stock Funds	3.9	6.0	4.0
International Stock Funds	6.8	6.2	6.5
Real Estate	3.6	2.0	3.5
Other	—	0.4	—
Total	100.0%	100.0%	100.0%
Additionally, one of our foreign subsidiary pension plans had $14 million and $15 million in plan assets held in an insurance trust at October 3, 2015, and September 27, 2014, respectively.
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
As noted in the previous table, on an aggregate fair value basis, the plan assets are currently at approximately 85% fixed income securities and 11% equity securities. Fixed income securities can include, but are not limited to, direct bond investments, and pooled or indirect bond investments. Other investments may include, but are not limited to, international and domestic equities, real estate, commodities and private equity. Derivative instruments may also be used in concert with either fixed income or equity investments to achieve desired exposure or to hedge certain risks. Derivative instruments can include, but are not limited to, futures, options, swaps or swaptions. We believe there are no significant concentrations of risk within our plan assets as of October 3, 2015.
The following tables show the categories of pension plan assets and the level under which fair values were determined in the fair value hierarchy, which is described in Note 13: Fair Value Measurements.

	in millions
October 3, 2015	Level 1	Level 2 (a)	Level 3 (b)	Total
Cash and cash equivalents	$5	$—	$—	$5
Fixed Income Securities:
Bond and fixed income funds	—	1,334	—	1,334
Total fixed income securities	—	1,334	—	1,334
Equity Securities:
United States securities funds	—	61	—	61
Non-United States securities funds	—	106	—	106
Global real estate funds	—	56	—	56
Total equity securities	—	223	—	223
Insurance contract at contract value	—	—	14	14
Total plan assets	$5	$1,557	$14	$1,576

	in millions
September 27, 2014	Level 1	Level 2 (a)	Level 3 (b)	Total
Cash and cash equivalents	$79	$—	$—	$79
Fixed Income Securities:
Bond and fixed income funds	—	377	—	377
Corporate bonds	—	680	—	680
Government and municipal bonds	—	253	—	253
Mortgage backed securities	—	—	7	7
Total fixed income securities	—	1,310	7	1,317
Equity Securities:
United States securities funds	—	84	—	84
Non- United States securities funds	—	101	—	101
Commodity funds	—	14	—	14
Global real estate funds	—	33	—	33
Total equity securities	—	232	—	232
Other	—	7	—	7
Insurance contract at contract value	—	—	15	15
Total plan assets	$79	$1,549	$22	$1,650

(a)
We classify our investments in United States government, United States agency, fixed income funds, bond funds, corporate bonds, and other debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. Funds are valued using the net asset value (NAV) provided by the trustee, which is a practical expedient to estimating fair value. The NAV is based on the fair value of the underlying investments within the funds and is determined daily.

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

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) is as follows:

			in millions
	Mortgage backed securities	Insurance contract	Total
Balance at September 27, 2014	$7	$15	22
Actual return on plan assets:
Assets still held at reporting date	—	—	—
Assets sold during the period	—	—	—
Purchases, sales and settlements, net	(7)	(1)	(8)
Transfers in and/or out of Level 3	—	—	—
Balance at October 3, 2015	$—	$14	$14
Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2016 are approximately $63 million. For fiscal 2015, 2014 and 2013, we funded $14 million, $9 million and $8 million plans, respectively, to pension plans.

Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

			in millions
	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2016	$81	$9	$20
2017	83	9	14
2018	87	10	10
2019	89	10	7
2020	92	10	7
2021-2025	508	59	33
The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in fiscal 2016 or thereafter.
The above benefit payments do not include anticipated payments for a partial settlement for deferred vested participants within two of our qualified pension plans. Assuming an election rate of 50% and changes to the benefit obligation and accumulated other comprehensive income due to remeasurement, the partial settlement will include approximate payments of $252 million resulting in $2 million of income to be reclassified into earnings. Actual results may differ from estimated amounts.
Multi-Employer Plans
Additionally, we participate in a multi-employer plan that provides defined benefits to certain employees covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives.
The risks of participating in multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by the remaining participating employers. If we stop participating in a plan, we may be required to pay that plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Contributions to the pension funds were not in excess of 5% of the total plan contributions for plan year 2015.
The net pension cost of the plan is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Contributions to the plan were $1 million in fiscal 2015 and 2014. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our employees. The future cost of the plan is dependent on a number of factors including the funded status of the plan and the ability of the other participating companies to meet ongoing funding obligations.
Our participation in this multiemployer plan for fiscal 2015 is outlined below. The EIN/Pension Plan Number column provides the Employer Identification Number (EIN) and the three digit plan number. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in fiscal 2015 and fiscal 2014 is for the plan's year beginning January 1, 2015, and 2014, respectively. The zone status is based on information that we have received from the plan and is certified by the plan's actuaries. For fiscal 2015, the zone status was updated to a secondary classification, critical and declining, within the red zone. Among other factors, plans in the red zone are generally less than 65 percent funded. Plans that are critical and declining status are projected to have an accumulated funding deficiency. The FIP/RP Status column indicates plans for which a financial improvement plan (FIP) or rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plan is subject. There have been no significant changes that affect the comparability of contributions from year to year.

In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if it has unfunded vested benefits.

		PPA Zone Status		FIP/RP Status	Contributions (in millions)		Surcharge Imposed
Pension Fund Plan Name	EIN/Pension Plan Number	2015	2014	Implemented	2015	2014	2015	Expiration Date of Collective Bargaining Agreement(a)
Bakery and Confectionery Union and Industry International Pension Fund	52-6118572/001	Red	Red	Nov 2012	$1	$1	10%	October 2015
(a) Renewal negotiations are in progress.
NOTE 16: COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss are as follows:

		in millions
	2015	2014
Accumulated other comprehensive income (loss), net of taxes:
Unrealized net hedging loss	$(1)	$(3)
Unrealized net gain on investments	1	2
Currency translation adjustment	(63)	(99)
Postretirement benefits reserve adjustments	(27)	(47)
Total accumulated other comprehensive loss	$(90)	$(147)
The before and after tax changes in the components of other comprehensive income (loss) are as follows:

							in millions
	2015			2014			2013
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to Cost of Sales	$7	$(3)	$4	$10	$(4)	$6	$5	$(2)	$3
(Gain) loss reclassified to Other Income/Expense	—	—	—	—	—	—	4	(2)	2
Unrealized gain (loss)	(4)	2	(2)	(8)	3	(5)	(31)	12	(19)

Investments:
(Gain) loss reclassified to Other Income/Expense	(21)	8	(13)	8	(2)	6	(1)	—	(1)
Unrealized gain (loss)	21	(9)	12	(2)	—	(2)	(4)	2	(2)

Currency translation:
Translation loss reclassified to Cost of Sales (a)	115	(8)	107	—	—	—	(19)	(1)	(20)
Translation adjustment	(86)	15	(71)	(32)	2	(30)	(20)	3	(17)

Postretirement benefits	32	(12)	20	(23)	9	(14)	15	(6)	9
Total Other Comprehensive Income (Loss)	$64	$(7)	$57	$(47)	$8	$(39)	$(51)	$6	$(45)
(a) Translation loss reclassified to Cost of Sales related to disposition of a foreign operation, which is further described in Note 3: Acquisitions and Dispositions.

NOTE 17: SEGMENT REPORTING
We operate in four reportable segments: Chicken, Beef, Pork and Prepared Foods. We measure segment profit as operating income (loss).
Following the sale of our Mexico and Brazil operations in fiscal 2015 (see Note 3: Acquisitions and Dispositions), we began reporting our international operation, which was previously reported as the International segment, in Other. Other now includes our foreign chicken production operations in China and India and third-party merger and integration costs. All periods presented have been reclassified to reflect this change. Chicken, Beef, Pork and Prepared Foods results were not impacted by this change.
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
Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. In fiscal 2014, we completed the acquisition of Hillshire Brands, a manufacturer and marketer of branded, convenient foods which includes brands such as Jimmy Dean®, Ball Park®, Hillshire Farm®, State Fair®, Van's®, Sara Lee® and Chef Pierre® pies as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island® premium jerky. Hillshire Brands' results from operations are reported in the Prepared Foods segment from the date of acquisition. Products primarily include pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, pizza crusts and toppings, flour and corn tortilla products, desserts, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets.

We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs of $47 million and $59 million in fiscal 2015 and 2014, respectively, which are included in Other. Assets and additions to property, plant and equipment relating to corporate activities remain in Other. In addition, at September 27, 2014, we included $4.8 billion of goodwill associated with our acquisition of Hillshire Brands in Other and we completed the allocation of goodwill to our segments in fiscal 2015. See Note 6: Goodwill and Intangible Assets for further description regarding the allocation of goodwill. The results from Dynamic Fuels are also included in Other in fiscal 2014 and fiscal 2013.
Information on segments and a reconciliation to income from continuing operations before income taxes are follows:

	in millions
	Chicken	Beef	Pork	Prepared Foods	Other	Intersegment Sales	Consolidated
Fiscal 2015
Sales	$11,390	$17,236	$5,262	$7,822	$879	$(1,216)	$41,373
Operating Income (Loss)	1,366	(66)	380	588	(99)		2,169
Total Other (Income) Expense							248
Income from Continuing Operations before Income Taxes							1,921
Depreciation and amortization	272	97	31	280	21		701
Total Assets	5,731	3,009	927	12,006	1,331		23,004
Additions to property, plant and equipment	405	113	50	167	119		854
Fiscal 2014
Sales	$11,116	$16,177	$6,304	$3,927	$1,381	$(1,325)	$37,580
Operating Income (Loss)	883	347	455	(60)	(195)		1,430
Total Other (Income) Expense							178
Income from Continuing Operations before Income Taxes							1,252
Depreciation and amortization	253	91	33	95	48		520
Total Assets	4,807	3,103	965	8,608	6,473		23,956
Additions to property, plant and equipment	307	115	36	77	97		632
Fiscal 2013
Sales	$10,988	$14,400	$5,408	$3,322	$1,370	$(1,114)	$34,374
Operating Income (Loss)	683	296	332	101	(37)		1,375
Total Other (Income) Expense							118
Income from Continuing Operations before Income Taxes							1,257
Depreciation and amortization	253	91	31	67	49		491
Total Assets	4,944	2,798	931	1,176	2,328		12,177
Additions to property, plant and equipment	253	105	22	87	91		558
The Chicken segment had sales of $18 million, $7 million and $16 million for fiscal 2015, 2014 and 2013, respectively, from transactions with other operating segments. The Pork segment had sales of $847 million, $1.0 billion and $872 million for fiscal 2015, 2014 and 2013, respectively, from transactions with other operating segments. The Beef segment had sales of $351 million, $307 million and $226 million for fiscal 2015, 2014 and 2013, respectively, from transactions with other operating segments. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
Our largest customer, Wal-Mart Stores, Inc., accounted for 16.8%, 14.6% and 13.0% of consolidated sales in fiscal 2015, 2014 and 2013, respectively. Sales to Wal-Mart Stores, Inc. were included in all the segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.

The majority of our operations are domiciled in the United States. Approximately 97%, 96% and 96% of sales to external customers for fiscal 2015, 2014 and 2013, respectively, were sourced from the United States. Approximately $17.4 billion of long-lived assets were located in the United States at October 3, 2015, and September 27, 2014. Excluding goodwill and intangible assets, long-lived assets totaled approximately $5.6 billion and $5.4 billion at October 3, 2015, and September 27, 2014, respectively. Approximately $191 million and $324 million of long-lived assets were located in foreign countries, primarily Brazil, China and India, at October 3, 2015, and September 27, 2014, respectively. Excluding goodwill and intangible assets, long-lived assets in foreign countries totaled approximately $165 million and $272 million at October 3, 2015, and September 27, 2014, respectively.
We sell certain products in foreign markets, primarily Brazil, Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea, and Taiwan. Our export sales from the United States totaled $4.1 billion, $4.7 billion and $4.2 billion for fiscal 2015, 2014 and 2013, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2015, 2014 and 2013.
NOTE 18: SUPPLEMENTAL CASH FLOWS INFORMATION
The following table summarizes cash payments for interest and income taxes:

			in millions
	2015	2014	2013
Interest, net of amounts capitalized	$308	$118	$114
Income taxes, net of refunds	437	590	310
NOTE 19: TRANSACTIONS WITH RELATED PARTIES
We have operating leases for two wastewater facilities with an entity owned by the Donald J. Tyson Revocable Trust (for which Mr. John Tyson, Chairman of the Company, is a trustee), Berry Street Waste Water Treatment Plant, LP (90% of which is owned by TLP), and the sisters of Mr. Tyson. Total payments of approximately $1 million in each of fiscal 2015, 2014 and 2013 were paid to lease the facilities.
In fiscal 2014, we purchased real estate from JHT, LLC, for $0.5 million to build a new data center. The JHT, LLC (for which Mr. John Tyson is the manager), is owned 50% by the Donald J. Tyson Revocable Trust and 50% by the Randal W. Tyson Testamentary Trust.
As of October 3, 2015, the TLP, of which John Tyson and director Barbara Tyson are general partners, owned 70 million shares, or 99.985% of Class B stock and, along with the members of the Tyson family, owned 5.4 million shares of Class A stock, giving it control of approximately 70.64% of the total voting power of our outstanding voting stock. In fiscal 2013, as part of the Company's previously approved stock repurchase plan, we purchased one million shares of Class A stock from the TLP for $29.85 million or $29.85 per share.
NOTE 20: COMMITMENTS AND CONTINGENCIES
Commitments
We lease equipment, properties and certain farms for which total rentals approximated $165 million, $161 million and $200 million, in fiscal 2015, 2014 and 2013, respectively. Most leases have initial terms of up to seven years, some with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.
Minimum lease commitments under non-cancelable leases at October 3, 2015, were:

in millions
2016	$125
2017	98
2018	72
2019	48
2020	39
2021 and beyond	111
Total	$493

We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of October 3, 2015, was $38 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 12 years. The maximum potential amount of the residual value guarantees is $81 million, of which $74 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At October 3, 2015, and September 27, 2014, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of October 3, 2015, was approximately $310 million. There were no receivables under this program at October 3, 2015 and $4 million at September 27, 2014. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we had no allowance for these programs' estimated uncollectible receivables at October 3, 2015, and September 27, 2014.
Additionally, we enter into future purchase commitments for various items, such as grains, livestock contracts and fixed grower fees. At October 3, 2015, these commitments totaled:

in millions
2016	$1,655
2017	434
2018	278
2019	117
2020	92
2021 and beyond	185
Total	$2,761
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
Below are the details of seven lawsuits involving our beef, pork and prepared foods plants in which certain present and past employees allege that we failed to compensate them for the time it takes to engage in pre- and post-shift activities, such as changing into and out of protective and sanitary clothing and walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act and various state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction.

•
Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007 - A jury trial was held involving our Storm Lake, Iowa pork plant which resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145. We appealed the jury's verdict and trial court's award to the Eighth Circuit Court of Appeals. The appellate court affirmed the jury verdict and judgment on August 25, 2014, and we filed a petition for rehearing on September 22, 2014, which was denied. We filed a petition for a writ of certiorari with the United States Supreme Court, which was granted on June 8, 2015. Oral arguments before the Supreme Court occurred on November 10, 2015.

•
Acosta, et al. v Tyson Foods, Inc. d.b.a Tyson Fresh Meats, Inc., D. Nebraska, February 29, 2008 - A bench trial was held involving our Madison, Nebraska pork plant, in January 2013. In May 2013 the trial court awarded the plaintiffs $5,733,943 for unpaid overtime wages. Subsequently, the court ordered the class of plaintiffs expanded, and the plaintiffs submitted an updated calculation of $6,258,330 for unpaid overtime wages as reflected by payroll data through May 2013. On January 30, 2014, the trial court entered judgment in favor of the plaintiffs in the amount of $18,774,989, which represents a tripling of the plaintiffs’ alleged damages. The court denied our post-trial motions, and we appealed to the Eighth Circuit Court of Appeals. On August 26, 2015, the Eighth Circuit reversed the district court’s order and judgment, and the trial court subsequently entered judgment in our favor and dismissed the case.

•
Gomez, et al. v. Tyson Foods, Inc., D. Nebraska, January 16, 2008 - A jury trial involving our Dakota City, Nebraska beef plant, was held, and the jury found in favor of the plaintiffs on April 3, 2013. On October 2, 2013, the trial court denied the parties’ post-trial motions and entered judgment awarding unpaid overtime wages, liquidated damages, and penalties totaling $4,960,787. We appealed the jury’s verdict and trial court’s award to the Eighth Circuit Court of Appeals. On August 26, 2015, the Eighth Circuit reversed the jury verdict and judgment, and the trial court subsequently entered judgment in our favor and dismissed the case.

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

•
Dozier, Southerland, et al. v. The Hillshire Brands Company, E.D. North Carolina, September 2, 2014 - This case involves our Tarboro, North Carolina prepared foods plant and is in its preliminary stages.

•
Awad, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., M.D. Tennessee, February 12, 2015 - This case involves our Goodlettsville, Tennessee case ready beef plant and is in its preliminary stages.

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint is filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In 2006, an arbitrator ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US$74 million) in damages and fees. The respondents appealed the arbitrator’s ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and its predecessors-in-interest in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US$7 million).

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

		in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Sales	$10,817	$9,979	$10,071	$10,506
Gross profit	956	989	986	986
Operating income	509	547	563	550
Net income	310	311	344	259
Net income attributable to Tyson	309	310	343	258

Net income per share attributable to Tyson:
Class A Basic	$0.77	$0.78	$0.86	$0.65
Class B Basic	$0.71	$0.71	$0.78	$0.59
Diluted	$0.74	$0.75	$0.83	$0.63
2014
Sales	$8,761	$9,032	$9,682	$10,105
Gross profit	685	651	637	712
Operating income	412	361	351	306
Net income	252	210	258	136
Net income attributable to Tyson	254	213	260	137

Net income per share attributable to Tyson:
Class A Basic (a)	$0.76	$0.64	$0.75	$0.37
Class B Basic	$0.68	$0.58	$0.68	$0.32
Diluted (a)	$0.72	$0.60	$0.73	$0.35
(a) The sum of the quarterly earnings per share amounts will not equal the total for the year due to the effects of rounding and dilution impact as a result of issuing Class A shares and tangible equity units in the fourth quarter of fiscal 2014.
First quarter fiscal 2015 net income included $19 million pretax expense related to merger and integration, $36 million pretax loss due to costs related to a legacy Hillshire Brands plant fire and a $26 million unrecognized tax benefit gain.
Second quarter fiscal 2015 net income included $14 million pretax expense related to merger and integration and $8 million pretax gain due to insurance proceeds (net of costs) related to a legacy Hillshire Brands plant fire.
Third quarter fiscal 2015 net income included $16 million pretax expense related to merger and integration, $11 million pretax gains due to insurance proceeds (net of costs) related to a legacy Hillshire Brands plant fire and $21 million pretax gains on sale of equity securities.
Fourth quarter fiscal 2015 net income included $8 million pretax expense related to merger and integration, $25 million pretax gains due to insurance proceeds related to a legacy Hillshire Brands plant fire, $169 million pretax China impairment charge, $59 million pretax impairment charges related to our Prepared Foods network optimization, $12 million pretax closure and impairment charges related to the Denison plant closure, $161 million pretax gain on the sale of the Mexico operation and $39 million pretax gain related to our accounting cycle resulting in a 53-week year in fiscal 2015.
Third quarter fiscal 2014 net income included $29 million of pretax expense related to the Hillshire Brands acquisition fees paid to third parties, $49 million of pretax expense related to the closure of three Prepared Foods facilities and a $40 million unrecognized tax benefit gain.
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

Condensed Consolidating Statement of Income and Comprehensive Income for the year ended October 3, 2015				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$897	$22,155	$20,345	$(2,024)	$41,373
Cost of Sales	26	21,675	17,774	(2,019)	37,456
Gross Profit	871	480	2,571	(5)	3,917
Selling, General and Administrative	128	260	1,365	(5)	1,748
Operating Income	743	220	1,206	—	2,169
Other (Income) Expense:
Interest expense, net	263	2	19	—	284
Other, net	(22)	(2)	(12)	—	(36)
Equity in net earnings of subsidiaries	(925)	(109)	—	1,034	—
Total Other (Income) Expense	(684)	(109)	7	1,034	248
Income from Continuing Operations before Income Taxes	1,427	329	1,199	(1,034)	1,921
Income Tax Expense	207	72	418	—	697
Income from Continuing Operations	1,220	257	781	(1,034)	1,224
Loss from Discontinued Operation, Net of Tax	—	—	—	—	—
Net Income	1,220	257	781	(1,034)	1,224
Less: Net Gain (Loss) Attributable to Noncontrolling Interests	—	—	4	—	4
Net Income Attributable to Tyson	$1,220	$257	$777	$(1,034)	$1,220

Comprehensive Income (Loss)	$1,281	$291	$840	$(1,131)	$1,281
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	4	—	4
Comprehensive Income (Loss) Attributable to Tyson	$1,281	$291	$836	$(1,131)	$1,277

Condensed Consolidating Statement of Income and Comprehensive Income for the year ended September 27, 2014				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$579	$21,924	$16,926	$(1,849)	$37,580
Cost of Sales	74	20,971	15,689	(1,839)	34,895
Gross Profit	505	953	1,237	(10)	2,685
Selling, General and Administrative	141	240	884	(10)	1,255
Operating Income	364	713	353	—	1,430
Other (Income) Expense:
Interest expense, net	63	49	13	—	125
Other, net	67	(1)	(13)	—	53
Equity in net earnings of subsidiaries	(731)	(43)	—	774	—
Total Other (Income) Expense	(601)	5	—	774	178
Income from Continuing Operations before Income Taxes	965	708	353	(774)	1,252
Income Tax Expense	101	227	68	—	396
Income from Continuing Operations	864	481	285	(774)	856
Loss from Discontinued Operation, Net of Tax	—	—	—	—	—
Net Income	864	481	285	(774)	856
Less: Net Gain (Loss) Attributable to Noncontrolling Interests	—	—	(8)	—	(8)
Net Income Attributable to Tyson	$864	$481	$293	$(774)	$864

Comprehensive Income (Loss)	$817	$449	$243	$(692)	$817
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	(8)	—	(8)
Comprehensive Income (Loss) Attributable to Tyson	$817	$449	$251	$(692)	$825

Condensed Consolidating Statement of Income and Comprehensive Income for the year ended September 28, 2013				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$431	$19,243	$16,120	$(1,420)	$34,374
Cost of Sales	40	18,464	14,932	(1,420)	32,016
Gross Profit	391	779	1,188	—	2,358
Selling, General and Administrative	68	201	714	—	983
Operating Income	323	578	474	—	1,375
Other (Income) Expense:
Interest expense, net	36	62	40	—	138
Other, net	4	(1)	(23)	—	(20)
Equity in net earnings of subsidiaries	(582)	(40)	—	622	—
Total Other (Income) Expense	(542)	21	17	622	118
Income from Continuing Operations before Income Taxes	865	557	457	(622)	1,257
Income Tax Expense	87	172	150	—	409
Income from Continuing Operations	778	385	307	(622)	848
Loss from Discontinued Operation, Net of Tax	—	—	(70)	—	(70)
Net Income	778	385	237	(622)	778
Less: Net Gain (Loss) Attributable to Noncontrolling Interests	—	—	—	—	—
Net Income Attributable to Tyson	$778	$385	$237	$(622)	$778

Comprehensive Income (Loss)	$733	$380	$212	$(592)	$733
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	—	—
Comprehensive Income (Loss) Attributable to Tyson	$733	$380	$212	$(592)	$733

Condensed Consolidating Balance Sheet as of October 3, 2015				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$12	$676	$—	$688
Accounts receivable, net	—	578	1,042	—	1,620
Inventories	1	1,009	1,868	—	2,878
Other current assets	43	91	147	(86)	195
Assets held for sale	—	—	—	—	—
Total Current Assets	44	1,690	3,733	(86)	5,381
Net Property, Plant and Equipment	26	975	4,175	—	5,176
Goodwill	—	881	5,786	—	6,667
Intangible Assets	—	10	5,158	—	5,168
Other Assets	129	146	337	—	612
Investment in Subsidiaries	21,850	2,177	—	(24,027)	—
Total Assets	$22,049	$5,879	$19,189	$(24,113)	$23,004
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$710	$1	$22	$(18)	$715
Accounts payable	28	698	936	—	1,662
Other current liabilities	5,930	152	939	(5,863)	1,158
Liabilities held for sale	—	—	—	—	—
Total Current Liabilities	6,668	851	1,897	(5,881)	3,535
Long-Term Debt	5,498	1	511	—	6,010
Deferred Income Taxes	—	98	2,351	—	2,449
Other Liabilities	192	118	994	—	1,304

Total Tyson Shareholders’ Equity	9,691	4,811	13,421	(18,232)	9,691
Noncontrolling Interests	—	—	15	—	15
Total Shareholders’ Equity	9,691	4,811	13,436	(18,232)	9,706
Total Liabilities and Shareholders’ Equity	$22,049	$5,879	$19,189	$(24,113)	$23,004

Condensed Consolidating Balance Sheet as of September 27, 2014				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$41	$397	$—	$438
Accounts receivable, net	3	665	1,016	—	1,684
Inventories	—	1,272	2,002	—	3,274
Other current assets	42	78	379	(120)	379
Assets held for sale	3	—	443	—	446
Total Current Assets	48	2,056	4,237	(120)	6,221
Net Property, Plant and Equipment	30	932	4,168	—	5,130
Goodwill	—	881	5,825	—	6,706
Intangible Assets	—	15	5,261	—	5,276
Other Assets	204	148	326	(55)	623
Investment in Subsidiaries	20,845	2,049	—	(22,894)	—
Total Assets	$21,127	$6,081	$19,817	$(23,069)	$23,956
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$240	$—	$403	$—	$643
Accounts payable	35	755	1,016	—	1,806
Other current liabilities	4,718	235	921	(4,667)	1,207
Liabilities held for sale	—	—	141	—	141
Total Current Liabilities	4,993	990	2,481	(4,667)	3,797
Long-Term Debt	7,056	2	532	(55)	7,535
Deferred Income Taxes	21	96	2,333	—	2,450
Other Liabilities	167	125	978	—	1,270

Total Tyson Shareholders’ Equity	8,890	4,868	13,479	(18,347)	8,890
Noncontrolling Interests	—	—	14	—	14
Total Shareholders’ Equity	8,890	4,868	13,493	(18,347)	8,904
Total Liabilities and Shareholders’ Equity	$21,127	$6,081	$19,817	$(23,069)	$23,956

Condensed Consolidating Statement of Cash Flows for the year ended October 3, 2015				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$274	$476	$1,841	$(21)	$2,570
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(159)	(695)	—	(854)
(Purchases of)/Proceeds from marketable securities, net	21	—	(7)	—	14
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from sale of businesses	—	—	539	—	539
Other, net	23	1	7	—	31
Cash Provided by (Used for) Investing Activities	44	(158)	(156)	—	(270)
Cash Flows from Financing Activities:
Net change in debt	(1,092)	—	(402)	—	(1,494)
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	—
Proceeds from issuance of equity component of tangible equity units	—	—	—	—	—
Purchases of Tyson Class A common stock	(495)	—	—	—	(495)
Dividends	(147)	—	(21)	21	(147)
Stock options exercised	84	—	—	—	84
Other, net	22	—	(5)	—	17
Net change in intercompany balances	1,310	(347)	(963)	—	—
Cash Provided by (Used for) Financing Activities	(318)	(347)	(1,391)	21	(2,035)
Effect of Exchange Rate Change on Cash	—	—	(15)	—	(15)
Increase (Decrease) in Cash and Cash Equivalents	—	(29)	279	—	250
Cash and Cash Equivalents at Beginning of Year	—	41	397	—	438
Cash and Cash Equivalents at End of Period	$—	$12	$676	$—	$688

Condensed Consolidating Statement of Cash Flows for the year ended September 27, 2014				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$132	$431	$660	$(45)	$1,178
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1)	(147)	(484)	—	(632)
(Purchases of)/Proceeds from marketable securities, net	—	—	15	—	15
Acquisitions, net of cash acquired	(8,193)	—	—	—	(8,193)
Proceeds from sale of businesses	—	—	—	—	—
Other, net	5	2	3	—	10
Cash Provided by (Used for) Investing Activities	(8,189)	(145)	(466)	—	(8,800)
Cash Flows from Financing Activities:
Net change in debt	5,154	—	(12)	—	5,142
Proceeds from issuance of common stock, net of issuance costs	873	—	—	—	873
Proceeds from issuance of equity component of tangible equity units	1,255	—	—	—	1,255
Purchases of Tyson Class A common stock	(295)	—	—	—	(295)
Dividends	(104)	—	(45)	45	(104)
Stock options exercised	67	—	—	—	67
Other, net	(22)	—	(1)	—	(23)
Net change in intercompany balances	1,129	(266)	(863)	—	—
Cash Provided by (Used for) Financing Activities	8,057	(266)	(921)	45	6,915
Effect of Exchange Rate Change on Cash	—	—	—	—	—
Increase (Decrease) in Cash and Cash Equivalents	—	20	(727)	—	(707)
Cash and Cash Equivalents at Beginning of Year	—	21	1,124	—	1,145
Cash and Cash Equivalents at End of Period	$—	$41	$397	$—	$438

Condensed Consolidating Statement of Cash Flows for the year ended September 28, 2013				in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$294	$337	$696	$(13)	$1,314
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(4)	(113)	(441)	—	(558)
(Purchases of)/Proceeds from marketable securities, net	—	(13)	(5)	—	(18)
Acquisitions, net of cash acquired	—	—	(106)	—	(106)
Proceeds from sale of businesses	—	—	—	—	—
Other, net	—	3	36	—	39
Cash Provided by (Used for) Investing Activities	(4)	(123)	(516)	—	(643)
Cash Flows from Financing Activities:
Net change in debt	5	—	(28)	—	(23)
Proceeds from issuance of common stock, net of issuance costs	—	—	—	—	—
Proceeds from issuance of equity component of tangible equity units	—	—	—	—	—
Purchases of Tyson Class A common stock	(614)	—	—	—	(614)
Dividends	(104)	—	(13)	13	(104)
Stock options exercised	123	—	—	—	123
Other, net	18	—	—	—	18
Net change in intercompany balances	281	(202)	(79)	—	—
Cash Provided by (Used for) Financing Activities	(291)	(202)	(120)	13	(600)
Effect of Exchange Rate Change on Cash	—	—	3	—	3
Increase (Decrease) in Cash and Cash Equivalents	(1)	12	63	—	74
Cash and Cash Equivalents at Beginning of Year	1	9	1,061	—	1,071
Cash and Cash Equivalents at End of Period	$—	$21	$1,124	$—	$1,145

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Tyson Foods, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Tyson Foods, Inc. and its subsidiaries at October 3, 2015 and September 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
November 23, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, the CEO and CFO concluded that, as of October 3, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
In the quarter ended October 3, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 3, 2015. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on this evaluation under the framework in Internal Control – Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of October 3, 2015.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2015 financial statements included in this Annual Report on Form 10-K has also audited the effectiveness of the Company’s internal control over financial reporting. Its report appears in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
On November 19, 2015, we entered into a new employment agreement with Donnie Smith, our President and Chief Executive Officer. This contract replaces the previous contract for Mr. Smith entered into November 14, 2012.
Mr. Smith’s agreement provides for an annual base salary of $1,175,000. The agreement provides for eligibility for (i) performance and incentive awards under annual and long-term cash and equity incentive plans then in effect, on terms and in amounts consistent with those as determined by and subject to the discretion of the Compensation and Leadership Development Committee of our Board of Directors, (ii) the Company’s supplemental executive retirement plan, (iii) any benefit programs generally applicable to executive officers of the Company, and (iv) use of Company-owned assets, including aircraft up to 50 hours annually, subject to the Company’s use and policies, along with reimbursement and gross-up for any tax liability associated with such use.
Mr. Smith may terminate his employment under the agreement, subject to confidentiality and non-compete obligations contained therein, upon 30 days’ prior written notice to the Company. The Company has the right to terminate the agreement at any time upon written notice to Mr. Smith. Any such termination without cause is subject to the Company’s obligation to continue to pay base salary for 36 months following termination consistent with the Severance Pay Plan for Contracted Officers and subject to provisions relating to the early vesting of stock options, restricted stock and performance stock awards.
Upon the occurrence of a change in control (as defined in the agreement), all previously granted restricted stock, performance stock and stock option awards will be treated in accordance with the applicable award agreement.
The foregoing description of Mr. Smith’s employment agreement is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.17 to this Form 10-K and incorporated by reference herein.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors”, "Information Regarding the Board and its Committees", "Report of the Audit Committee" and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held February 5, 2016 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
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
We will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on our website.
ITEM 11. EXECUTIVE COMPENSATION
See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal Year 2015,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of Regulation S-K, the material appearing under the sub-heading “Report of the Compensation and Leadership Development Committee” shall be deemed "furnished" and not be deemed to be “filed” with the Securities and Exchange Commission, other than as provided in this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of October 3, 2015:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in the first column (a))
Equity compensation plans approved by security holders	14,735,065	$28.30	48,156,750
Equity compensation plans not approved by security holders	—	—	—
Total	14,735,065	$28.30	48,156,750

(a)	Shares available for future issuance as of October 3, 2015, under the Stock Incentive Plan (24,293,913), the Employee Stock Purchase Plan (16,215,229) and the Retirement Savings Plan (7,647,608)
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information included under the captions “Election of Directors”, "Information Regarding the Board and its Committees" and “Certain Transactions” in the Proxy Statement, which information is incorporated herein by reference.
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
(1) Consolidated Financial Statements
Consolidated Statements of Income for the three years ended October 3, 2015
Consolidated Statements of Comprehensive Income for the three years ended October 3, 2015
Consolidated Balance Sheets at October 3, 2015, and September 27, 2014
Consolidated Statements of Shareholders’ Equity for the three years ended October 3, 2015
Consolidated Statements of Cash Flows for the three years ended October 3, 2015
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(2) Consolidated Financial Statement Schedules
Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts for the three years ended October 3, 2015
All other schedules are omitted because they are neither applicable nor required.
(3) Exhibits required by Item 601 of Regulation S-K
The exhibits filed with this report are listed in the Exhibit Index following the signature pages to this Annual
Report on Form 10-K.

SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Dennis Leatherby	November 23, 2015
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Gaurdie E. Banister Jr.	Director	November 23, 2015
Gaurdie E. Banister Jr.

/s/ Curt T. Calaway	Senior Vice President, Controller and	November 23, 2015
Curt T. Calaway	Chief Accounting Officer
(Principal Accounting Officer)
/s/ Mikel A. Durham	Director	November 23, 2015
Mikel A. Durham

/s/ Jim Kever	Director	November 23, 2015
Jim Kever

/s/ Dennis Leatherby	Executive Vice President and Chief Financial Officer	November 23, 2015
Dennis Leatherby	(Principal Financial Officer)

/s/ Kevin M. McNamara	Director	November 23, 2015
Kevin M. McNamara

/s/ Brad T. Sauer	Director	November 23, 2015
Brad T. Sauer

/s/ Donnie Smith	Director, President and Chief Executive Officer	November 23, 2015
Donnie Smith	(Principal Executive Officer)

/s/ Robert C. Thurber	Director	November 23, 2015
Robert C. Thurber

/s/ Barbara A. Tyson	Director	November 23, 2015
Barbara A. Tyson

/s/ John Tyson	Chairman of the Board of Directors	November 23, 2015
John Tyson

EXHIBIT INDEX
Exhibit No.

2.1
Agreement and Plan of Merger, dated as of July 1, 2014, by and between the Company and Hillshire Brands (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 2, 2014, Commission File No. 001-14704, and incorporated herein by reference). Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

2.2
Share Purchase Agreement dated November 9, 2010, by and among BBU, Inc., Grupo Bimbo, S.A.B. DE C.V. and Hillshire Brands Corporation (previously filed as Exhibit 2.1 to Quarterly Report on Form 10-Q for the period ended January 1, 2011, by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference). Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

2.3
Master Separation Agreement by and between Sara Lee Corporation, D.E MASTER BLENDERS 1753 B.V. and DE US, Inc., dated as of June 15, 2012 (previously filed as Exhibit 2.1 to Current Report on Form 8-K filed June 18, 2012 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference). Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

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

4.1
Indenture dated June 1, 1995, by and between the Company and The Chase Manhattan Bank, N.A., as Trustee (the “Company Indenture”) (previously filed as Exhibit 4 to Registration Statement on Form S-3, filed with the Commission on December 18, 1997, Registration No. 333-42525, and incorporated herein by reference).

4.2
Form of 7.0% Note due January 15, 2028, issued under the Company Indenture (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 27, 1997, Commission File No. 001-14704, and incorporated herein by reference).

4.3
Form of 7.0% Note due May 1, 2018, issued under the Company Indenture (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 1998, Commission File No. 001-14704, and incorporated herein by reference).

4.4
Form of 6.60% Senior Notes due April 1, 2016, issued under the Company Indenture (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 22, 2006, Commission File No. 001-14704, and incorporated herein by reference).

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

4.17
Purchase Contract Agreement dated as of August 5, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Purchase Contract Agent (included in Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.18	Form of Unit (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.19	Form of Purchase Contract (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.20
Supplemental Indenture dated as of August 5, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, supplementing the Company Indenture (included in Exhibit 4.5 of the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.21	Form of Amortizing Note (previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.22
Indenture dated October 2, 1990, between Sara Lee Corporation and Continental Bank, N.A., as Trustee (the “Sara Lee Indenture”) (previously filed as Exhibit 4.1 of Amendment No. 1 to Registration Statement No. 33-33603 on Form S-3 by Sara Lee Corporation, predecessor in interest to The Hillshire Brands Company, filed with the Commission on October 5, 1990, Commission File No. 001-03344, and incorporated herein by reference).

4.23
Form of 4.10% Notes due 2020 issued pursuant to the Sara Lee Indenture (included in Exhibit 4.2 to Current Report on Form 8-K dated September 7, 2010 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference).

4.24
Form of 6.13% Notes due 2032 issued pursuant to the Sara Lee Indenture (previously filed as Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.1
Credit Agreement, dated as of September 25, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as the Administrative Agent, and certain other lenders party thereto (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 29, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.2
Term Loan Agreement, dated as of July 15, 2014, by and among the Company, Morgan Stanley Senior Funding, Inc., as the Administrative Agent, and certain other lenders party thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 17, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.3
Term Loan Agreement, dated as of April 7, 2015, by and among the Company, Bank of America, N.A. as lender, and Merill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (previously filed as exhibit 10.1 to the Company's Current Report on Form 8-K filed April 8, 2015, Commission File No. 001-14704, and incorporated herein by reference).

10.4
Amended and Restated Employment Agreement, dated as of May 1, 2014, by and between the Company and John Tyson (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.5
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

10.13
Employment Agreement, dated August 29, 2014, by and between the Company and Andrew P. Callahan(previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.14
Employment Agreement, dated August 29, 2014, by and between the Company and Sobhana (Sally) Grimes (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.15
Employment Agreement, dated August 29, 2014, by and between the Company and Thomas P. Hayes (previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.16
Employment Agreement, dated August 29, 2014, by and between the Company and Mary Oleksiuk (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.17	Employment Agreement, dated November 17, 2015, by and between the Company and Donald J. Smith.

10.18	Employment Agreement, dated August 29, 2013, by and between the Company and Michael V. Roetzel.

10.19	Employment Agreement, dated August 28, 2015, by and between the Company and Curt T. Calaway.

10.20
Form of Retention Award Letter Agreement, dated August 29, 2014, by and between the Company and Andrew Callahan, Sobhana (Sally) Grimes, Thomas Hayes and Mary Oleksiuk (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.21
Indemnity Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.22
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

10.25
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

10.30
Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2011 (previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

10.31
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

10.36
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

10.39
Form of Stock Option Grant Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective July 31, 2009, through February 3, 2010 (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

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

10.53
Tax Sharing Agreement, dated as of June 15, 2012, by and among Sara Lee Corporation, D.E MASTER BLENDERS 1753 B.V. and DE US, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 18, 2012 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference).

10.54
First Amendment to the Company's Supplemental Executive Retirement and Life Insurance Premium Plan as Amended and Restated as of November 14, 2014 (previously filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

12.1	Calculation of Ratio of Earnings to Fixed Charges.

14.1
Code of Conduct of the Company (previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Annual Report on Form 10-K for the year ended October 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended October 3, 2015

					in millions
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
2015	$34	$1	$—	$(8)	$27
2014	46	5	—	(17)	34
2013	33	17	—	(4)	46
Inventory Lower of Cost or Market Allowance:
2015	$7	$99	$—	$(48)	$58
2014	16	14	—	(23)	7
2013	24	49	—	(57)	16
Valuation Allowance on Deferred Tax Assets:
2015	$51	$21	$—	$(4)	$68
2014	77	26	13	(65)	51
2013	78	8	—	(9)	77