Form 10-Q
period 2016-01-02
TYSON FOODS INC
filed 2016-02-05
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 2, 2016.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	293,093,548
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,805

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	January 2, 2016	December 27, 2014
Sales	$9,152	$10,817
Cost of Sales	7,951	9,861
Gross Profit	1,201	956
Selling, General and Administrative	425	447
Operating Income	776	509
Other (Income) Expense:
Interest income	(2)	(2)
Interest expense	67	77
Other, net	(1)	(1)
Total Other (Income) Expense	64	74
Income before Income Taxes	712	435
Income Tax Expense	251	125
Net Income	461	310
Less: Net Income Attributable to Noncontrolling Interests	—	1
Net Income Attributable to Tyson	$461	$309
Weighted Average Shares Outstanding:
Class A Basic	325	336
Class B Basic	70	70
Diluted	400	416
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.18	$0.77
Class B Basic	$1.09	$0.71
Diluted	$1.15	$0.74
Dividends Declared Per Share:
Class A	$0.200	$0.125
Class B	$0.180	$0.113
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	January 2, 2016	December 27, 2014
Net Income	$461	$310
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	—	1
Investments	(1)	9
Currency translation	(5)	6
Postretirement benefits	(2)	7
Total Other Comprehensive Income (Loss), Net of Taxes	(8)	23
Comprehensive Income	453	333
Less: Comprehensive Income Attributable to Noncontrolling Interests	—	1
Comprehensive Income Attributable to Tyson	$453	$332
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	January 2, 2016	October 3, 2015
Assets
Current Assets:
Cash and cash equivalents	$1,187	$688
Accounts receivable, net	1,514	1,620
Inventories	2,818	2,878
Other current assets	158	195
Total Current Assets	5,677	5,381
Net Property, Plant and Equipment	5,184	5,176
Goodwill	6,669	6,667
Intangible Assets, net	5,145	5,168
Other Assets	615	612
Total Assets	$23,290	$23,004

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$717	$715
Accounts payable	1,781	1,662
Other current liabilities	1,170	1,158
Total Current Liabilities	3,668	3,535
Long-Term Debt	5,988	6,010
Deferred Income Taxes	2,514	2,449
Other Liabilities	1,343	1,304
Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 346 million shares	35	35
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,293	4,307
Retained earnings	7,203	6,813
Accumulated other comprehensive loss	(98)	(90)
Treasury stock, at cost – 53 million shares at January 2, 2016, and 47 million shares at October 3, 2015	(1,678)	(1,381)
Total Tyson Shareholders’ Equity	9,762	9,691
Noncontrolling Interests	15	15
Total Shareholders’ Equity	9,777	9,706
Total Liabilities and Shareholders’ Equity	$23,290	$23,004
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	January 2, 2016	December 27, 2014
Cash Flows From Operating Activities:
Net income	$461	$310
Depreciation and amortization	172	175
Deferred income taxes	69	11
Other, net	(1)	6
Net changes in operating assets and liabilities	394	310
Cash Provided by Operating Activities	1,095	812
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(188)	(231)
Purchases of marketable securities	(12)	(10)
Proceeds from sale of marketable securities	10	7
Proceeds from sale of businesses	—	142
Other, net	(1)	3
Cash Used for Investing Activities	(191)	(89)
Cash Flows From Financing Activities:
Payments on debt	(20)	(668)
Purchases of Tyson Class A common stock	(387)	(91)
Dividends	(54)	(37)
Stock options exercised	34	16
Other, net	23	5
Cash Used for Financing Activities	(404)	(775)
Effect of Exchange Rate Changes on Cash	(1)	(5)
Increase (Decrease) in Cash and Cash Equivalents	499	(57)
Cash and Cash Equivalents at Beginning of Year	688	438
Cash and Cash Equivalents at End of Period	$1,187	$381
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: ACCOUNTING POLICIES
Basis of Presentation
The consolidated condensed financial statements are unaudited and have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the United States Securities and Exchange Commission. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended October 3, 2015. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of January 2, 2016, and the results of operations for the three months ended January 2, 2016, and December 27, 2014. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Recently Issued Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued guidance that requires most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The guidance also impacts financial liabilities under the fair value option and the presentation and disclosure requirements on the classification and measurement of financial instruments. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes. The new guidance requires that deferred tax liabilities and assets be classified as non-current in the balance sheet. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on our consolidated financial statements.
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
NOTE 2: DISPOSITIONS
In fiscal 2015, we sold the Brazil and Mexico chicken production operations, which were included in Other within our segment reporting, to JBS SA ("JBS") for a combined $575 million in cash, which was subject to certain adjustments. We completed the sale of the Brazil operation in the first quarter of fiscal 2015 and received net proceeds of $148 million including working capital, net debt adjustments and cash transferred. The sale did not result in a significant gain or loss as the carrying value of the Brazil operation approximated the sales proceeds at the time of sale.
We completed the sale of the Mexico operation in the fourth quarter of fiscal 2015 and received net proceeds of approximately $374 million including working capital, net debt adjustments and cash transferred. As a result of the sale, we recorded a pre-tax gain of
$161 million, in the fourth quarter of fiscal 2015, which was reflected in Cost of Sales in our Consolidated Condensed Statements of Income.
To better align our overall production capacity with current cattle supplies, we ceased beef operations at our Denison, Iowa plant in fiscal 2015. As a result, we recorded $12 million in closure and impairment charges during the fourth quarter of fiscal 2015. These charges impacted the Beef segment’s operating income and were reflected in Cost of Sales in our Consolidated Condensed Statements of Income.
In the fourth quarter of fiscal 2015, we recorded a $59 million impairment and other related charges associated with a Prepared Foods project designed to optimize the combined Tyson and Hillshire Brands network capacity and to enhance manufacturing efficiencies for the future. As a result of this project, we expect to close our Chicago, Illinois hospitality plant and our Jefferson, Wisconsin plant in the back half of fiscal 2016. These charges were reflected in the Prepared Foods segment’s operating income in the fourth quarter of fiscal 2015, of which $49 million was included in the Consolidated Condensed Statements of Income in Cost of Sales and $10 million was included in the Consolidated Condensed Statements of Income in Selling, General and Administrative.
Additionally, in the third quarter of fiscal 2015, as part of our ongoing efforts to increase efficiencies in our Chicken business, we closed our Buena Vista, Georgia plant. The closure costs did not have a significant impact on the Company's operating results.
NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
At January 2, 2016, 61% of the cost of inventories was determined by the first-in, first-out ("FIFO") method as compared to 63% at October 3, 2015. The remaining cost of inventories for both years is determined by the weighted-average method.
The following table reflects the major components of inventory (in millions):

	January 2, 2016	October 3, 2015
Processed products	$1,501	$1,631
Livestock	905	831
Supplies and other	412	416
Total inventory	$2,818	$2,878

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	January 2, 2016	October 3, 2015
Land	$125	$122
Buildings and leasehold improvements	3,599	3,581
Machinery and equipment	6,575	6,452
Land improvements and other	287	286
Buildings and equipment under construction	355	375
	10,941	10,816
Less accumulated depreciation	5,757	5,640
Net property, plant and equipment	$5,184	$5,176
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	January 2, 2016	October 3, 2015
Accrued salaries, wages and benefits	$354	$478
Accrued marketing, advertising and promotion expense	204	192
Other	612	488
Total other current liabilities	$1,170	$1,158
NOTE 6: DEBT
The major components of debt are as follows (in millions):

	January 2, 2016	October 3, 2015
Revolving credit facility	$—	$—
Senior notes:
6.60% Senior notes due April 2016	638	638
7.00% Notes due May 2018	120	120
2.65% Notes due August 2019	1,000	1,000
4.10% Notes due September 2020	285	285
4.50% Senior notes due June 2022	1,000	1,000
3.95% Notes due August 2024	1,250	1,250
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032	163	163
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
Discount on senior notes	(9)	(10)
Term loans:
3-year tranche B (1.44% at 1/2/2016)	500	500
5-year tranche B (1.88% at 1/2/2016)	552	552
Amortizing notes - tangible equity units (see Note 7: Equity)	123	140
Other	65	69
Total debt	6,705	6,725
Less current debt	717	715
Total long-term debt	$5,988	$6,010

Revolving Credit Facility
We have a $1.25 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in September 2019. After reducing for the amount borrowed and outstanding letters of credit issued under this facility, the amount available for borrowing at January 2, 2016, was $1,244 million. At January 2, 2016, we had outstanding letters of credit issued under this facility totaling $6 million, none of which were drawn upon. We had an additional $93 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing obligations and workers’ compensation insurance programs.
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
We were in compliance with all debt covenants at January 2, 2016.
NOTE 7: EQUITY
Share Repurchases
As of January 2, 2016, 13.5 million shares remained available for repurchases under our share repurchase program. On February 4, 2016, our Board of Directors approved an increase of 50 million shares authorized for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended
	January 2, 2016		December 27, 2014
	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	7.6	$357	2.0	$81
To fund certain obligations under equity compensation plans	0.7	30	0.2	10
Total share repurchases	8.3	$387	2.2	$91
Subsequent to January 2, 2016, through February 4, 2016, we repurchased $221 million, or approximately 4.3 million shares, of our common stock under our share repurchase program.
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
Each senior amortizing note has an initial principal amount of $6.83 and bears interest at 1.5% per annum. On each January 15, April 15, July 15 and October 15, we will pay equal quarterly cash installments of $0.59 per amortizing note, which cash payment in the aggregate (principal and interest) is equivalent to 4.75% per year with respect to the $50 stated amount per TEU. Each installment constitutes a payment of interest and partial repayment of principal. Unless settled earlier at the holder's or the Company's option, each purchase contract will automatically settle on July 15, 2017, subject to postponement in certain limited circumstances. We will deliver between a minimum of 31.9 million shares and a maximum of 39.8 million shares of our Class A stock, subject to adjustment, based upon the Applicable Market Value (as defined below) of our Class A stock as described below:

•
If the Applicable Market Value is equal to or greater than the conversion price of $47.06 per share, we will deliver 1.0624 shares of Class A stock per purchase contract, or a minimum of 31.9 million Class A shares.

•
If the Applicable Market Value is greater than the reference price of $37.65 but less than the conversion price of $47.06 per share, we will deliver a number of shares per purchase contract equal to $50, divided by the Applicable Market Value.

•
If the Applicable Market Value is less than or equal to the reference price of $37.65 per share, we will deliver 1.3282 shares of Class A stock per purchase contract, or a maximum of 39.8 million Class A shares.

The "Applicable Market Value" means the average of the closing prices of our Class A stock on each of the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding July 15, 2017.
On December 15, 2015, we paid our quarterly dividend to shareholders of record at December 1, 2015, equal to $0.15 per share on our Class A stock. The amount of the distribution exceeded the $0.075 per share dividend threshold amount. Consequently, the settlement rates, reference price and conversion price were adjusted and are reflected above.
The TEUs have a dilutive effect on our earnings per share. The 31.9 million minimum shares to be issued are included in the calculation of Class A Basic weighted average shares. The approximate 8 million share difference between the minimum shares and the 39.8 million maximum shares are potentially dilutive securities, and accordingly, are included in our diluted earnings per share on a pro rata basis to the extent the Applicable Market Value is higher than the reference price but is less than the conversion price at period end.
NOTE 8: INCOME TAXES
The effective tax rate was 35.2% and 28.8% for the first quarter of fiscal 2016 and 2015, respectively. The effective tax rates for the first quarter of fiscal 2016 and fiscal 2015 were impacted by such items as the domestic production deduction, state income taxes and losses in foreign jurisdictions for which no benefit is recognized. In addition, the first quarter of fiscal 2015 was impacted by changes in tax reserves resulting from the expiration of statutes of limitations, which reduced the effective tax rate by 6.5%.
Unrecognized tax benefits were $304 million and $306 million at January 2, 2016, and October 3, 2015, respectively.
We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $15 million primarily due to expiration of statutes of limitations in various jurisdictions.
NOTE 9: OTHER INCOME AND CHARGES
During the first quarter of fiscal 2016, we recorded $2 million of equity earnings in joint ventures and $1 million in net foreign currency exchange losses, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the first quarter of fiscal 2015, we recorded $1 million of equity earnings in joint ventures, which were recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	January 2, 2016	December 27, 2014
Numerator:
Net income	$461	$310
Less: Net income attributable to noncontrolling interests	—	1
Net income attributable to Tyson	461	309
Less dividends declared:
Class A	58	38
Class B	13	8
Undistributed earnings	$390	$263

Class A undistributed earnings	$327	$221
Class B undistributed earnings	63	42
Total undistributed earnings	$390	$263
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	325	336
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	5	5
Tangible equity units	—	5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	400	416

Net income per share attributable to Tyson:
Class A basic	$1.18	$0.77
Class B basic	$1.09	$0.71
Diluted	$1.15	$0.74
Approximately 2 million and 6 million of our stock-based compensation shares were antidilutive for the three months ended January 2, 2016, and December 27, 2014, respectively. These shares were not included in the diluted earnings per share calculation.
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

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at January 2, 2016.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments (in millions, except soy meal tons):

	Metric	January 2, 2016	October 3, 2015
Commodity:
Corn	Bushels	37	18
Soy meal	Tons	392,300	284,900
Live cattle	Pounds	106	102
Lean hogs	Pounds	87	166
Foreign currency	United States dollar	$27	$42
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three months ended January 2, 2016, and December 27, 2014. As of January 2, 2016, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $2 million. During the three months ended January 2, 2016, and December 27, 2014, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges.
The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	January 2, 2016	December 27, 2014		January 2, 2016	December 27, 2014
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$(2)	$—	Cost of sales	$(1)	$(3)
Foreign exchange contracts	—	—	Other income/expense	—	—
Total	$(2)	$—		$(1)	$(3)

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

		in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended
		January 2, 2016	December 27, 2014
Gain (Loss) on forwards	Cost of sales	$33	$(40)
Gain (Loss) on purchase contract	Cost of sales	(33)	40
Ineffectiveness related to our fair value hedges was not significant for the three months ended January 2, 2016, and December 27, 2014.
Undesignated Positions
In addition to our designated positions, we also hold derivative contracts for which we do not apply hedge accounting. These include certain derivative instruments related to commodities price risk, including grains, livestock, energy and foreign currency risk. We mark these positions to fair value through earnings at each reporting date.
The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain (Loss) Recognized in Earnings
		Three Months Ended
		January 2, 2016	December 27, 2014
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$9	$(1)
Commodity contracts	Cost of sales	(15)	(26)
Foreign exchange contracts	Other income/expense	—	(2)
Total		$(6)	$(29)
The fair value of all outstanding derivative instruments in the Consolidated Condensed Balance Sheets are included in Note 12: Fair Value Measurements.
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

January 2, 2016	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative financial instruments:
Designated as hedges	$—	$21	$—	$(5)	$16
Undesignated	—	19	—	(13)	6
Available-for-sale securities:
Current	—	1	1	—	2
Non-current	—	36	58	—	94
Deferred compensation assets	8	226	—	—	234
Total assets	$8	$303	$59	$(18)	$352
Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$9	$—	$(9)	$—
Undesignated	—	43	—	(38)	5
Total liabilities	$—	$52	$—	$(47)	$5

October 3, 2015	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative financial instruments:
Designated as hedges	$—	$52	$—	$(35)	$17
Undesignated	—	9	—	(9)	—
Available-for-sale securities:
Current	—	1	1	—	2
Non-current	—	33	60	—	93
Deferred compensation assets	9	222	—	—	231
Total assets	$9	$317	$61	$(44)	$343
Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(2)	$—
Undesignated	—	49	—	(47)	2
Total liabilities	$—	$51	$—	$(49)	$2

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At January 2, 2016, and October 3, 2015, we had posted with various counterparties $29 million and $5 million, respectively, of cash collateral related to our commodity derivatives and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	January 2, 2016	December 27, 2014
Balance at beginning of year	$61	$67
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases	4	4
Issuances	—	—
Settlements	(6)	(6)
Balance at end of period	$59	$65
Total gains (losses) for the three-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	January 2, 2016			October 3, 2015
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$37	$37	$—	$33	$34	$1
Corporate and asset-backed	58	59	1	60	61	1

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for the three months ended January 2, 2016, and December 27, 2014. No other than temporary losses were deferred in OCI as of January 2, 2016, and October 3, 2015.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended January 2, 2016, and December 27, 2014.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	January 2, 2016		October 3, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$6,851	$6,705	$6,900	$6,725

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three months ended January 2, 2016, and December 27, 2014, are as follows (in millions):

	Pension Plans
	Three Months Ended
	January 2, 2016	December 27, 2014

Service cost	$4	$4
Interest cost	20	21
Expected return on plan assets	(17)	(25)
Amortization of:
Net actuarial loss	1	1
Settlement (gain) loss (a)	(12)	8
Net periodic cost (credit)	$(4)	$9

	Postretirement Benefit Plans
	Three Months Ended
	January 2, 2016	December 27, 2014

Service cost	$—	$1
Interest cost	1	2
Amortization of:
Prior service credit	(4)	—
Net periodic cost (credit)	$(3)	$3
(a) We made lump-sum settlement payments using plan assets, of $265 million and $18 million during the first quarter of fiscal 2016 and 2015, respectively, to certain deferred vested participants within our qualified pension plans.
We contributed $32 million and $3 million to our pension plans for the three months ended January 2, 2016, and December 27, 2014, respectively. We expect to contribute an additional $31 million during the remainder of fiscal 2016. The amount of contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2016 may differ from the current estimate.
NOTE 14: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	January 2, 2016			December 27, 2014
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to cost of sales	$1	$—	$1	$3	$(2)	$1
Unrealized gain (loss)	(2)	1	(1)	—	—	—

Investments:
(Gain) loss reclassified to other income/expense	—	—	—	—	—	—
Unrealized gain (loss)	(1)	—	(1)	15	(6)	9

Currency translation:
Translation loss reclassified to cost of sales (a)	—	—	—	37	(1)	36
Translation adjustment	(5)	—	(5)	(37)	7	(30)

Postretirement benefits	(3)	1	(2)	9	(2)	7
Total other comprehensive income (loss)	$(10)	$2	$(8)	$27	$(4)	$23
(a) Translation loss reclassified to Cost of Sales related to disposition of a foreign operation, which is further described in Note 2: Dispositions.
NOTE 15: SEGMENT REPORTING
We operate in four segments: Chicken, Beef, Pork, and Prepared Foods. We measure segment profit as operating income (loss).
Following the sale of our Mexico and Brazil chicken production operations in fiscal 2015 (see Note 2: Dispositions), we began reporting our international operation, which was previously reported as the International segment, in Other. Other now includes our foreign chicken production operations in China and India and third-party merger and integration costs. All periods presented have been reclassified to reflect this change. Chicken, Beef, Pork and Prepared Foods results were not impacted by this change.
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
Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Ball Park®, Hillshire Farm®, State Fair®, Van's®, Sara Lee® and Chef Pierre® pies, as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island® premium jerky. Products primarily include pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, pizza crusts and toppings, flour and corn tortilla products, desserts, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets.
We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs which are included in Other.
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended
	January 2, 2016		December 27, 2014
Sales:
Chicken	$2,636		$2,780
Beef	3,614		4,391
Pork	1,213		1,540
Prepared Foods	1,896		2,133
Other	99		305
Intersegment sales	(306)		(332)
Total sales	$9,152		$10,817

Operating income (loss):
Chicken	$358		$351
Beef	71		(6)
Pork	158		122
Prepared Foods	207		71	(a)
Other	(18)	(b)	(29)	(b)
Total operating income	776		509

Total other (income) expense	64		74

Income before income taxes	$712		$435
(a) Includes merger and integration costs of $4 million and costs related to a legacy Hillshire Brands plant fire of $36 million for the three months ended December 27, 2014.
(b) Operating income in Other includes third-party merger and integration costs of $5 million and $15 million for the three months ended January 2, 2016, and December 27, 2014, respectively.
The Chicken segment had sales of $3 million and $1 million in the first quarter of fiscal 2016 and 2015, respectively, from transactions with other operating segments of the Company. The Beef segment had sales of $72 million and $78 million in the first quarter of fiscal 2016 and 2015, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $231 million and $253 million in the first quarter of fiscal 2016 and 2015, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.

NOTE 16: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of January 2, 2016, was $40 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 12 years. The maximum potential amount of the residual value guarantees is $95 million, of which $88 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At January 2, 2016, and October 3, 2015, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of January 2, 2016, was approximately $310 million. The total receivables under these programs were $3 million at January 2, 2016. There were no receivables under these programs at October 3, 2015. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at January 2, 2016, and October 3, 2015.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At January 2, 2016, total amounts under these type of arrangements totaled $574 million.
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
Below are the details of five lawsuits involving our beef, pork and prepared foods plants in which certain present and past employees allege that we failed to compensate them for the time it takes to engage in pre- and post-shift activities, such as changing into and out of protective and sanitary clothing and walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act and various state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction.

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

•
Edwards, et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008 - The trial court in this case, which involves our Perry and Waterloo, Iowa pork plants, decertified the state law class and granted other pre-trial motions that resulted in judgment in our favor with respect to the plaintiffs’ claims. The plaintiffs have filed a motion to modify this judgment.

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

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint is filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In 2006, an arbitrator ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US$74 million) in damages and fees. The respondents appealed the arbitrator’s ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and its predecessors-in-interest in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US$7 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ motion for reconsideration and the settlement motion. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling, and the cases are now back before the NLRC, which will once again rule on the respondents’ appeals regarding the arbitrator’s 2006 ruling in favor of the complainants. In the meantime, the respondents believe they have reached a settlement in principle with a group comprising approximately 23% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company would pay each settling complainant PHP68,000 (approximately US$1,448). The respondents are in the process of seeking NLRC approval of such settlement.
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

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended January 2, 2016					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$221	$4,833	$4,653	$(555)	$9,152
Cost of Sales	8	4,536	3,960	(553)	7,951
Gross Profit	213	297	693	(2)	1,201
Selling, General and Administrative	25	66	336	(2)	425
Operating Income	188	231	357	—	776
Other (Income) Expense:
Interest expense, net	61	—	4	—	65
Other, net	—	(1)	—	—	(1)
Equity in net earnings of subsidiaries	(383)	(33)	—	416	—
Total Other (Income) Expense	(322)	(34)	4	416	64
Income (Loss) before Income Taxes	510	265	353	(416)	712
Income Tax (Benefit) Expense	49	83	119	—	251
Net Income	461	182	234	(416)	461
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	—	—	—
Net Income Attributable to Tyson	$461	$182	$234	$(416)	$461

Comprehensive Income (Loss)	453	177	223	(400)	453
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	—	—	—
Comprehensive Income (Loss) Attributable to Tyson	$453	$177	$223	$(400)	$453

Condensed Consolidating Statement of Income and Comprehensive Income for the three months ended December 27, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Sales	$228	$5,809	$5,325	$(545)	$10,817
Cost of Sales	19	5,662	4,722	(542)	9,861
Gross Profit	209	147	603	(3)	956
Selling, General and Administrative	34	61	355	(3)	447
Operating Income	175	86	248	—	509
Other (Income) Expense:
Interest expense, net	69	—	6	—	75
Other, net	(1)	—	—	—	(1)
Equity in net earnings of subsidiaries	(237)	(38)	—	275	—
Total Other (Income) Expense	(169)	(38)	6	275	74
Income (Loss) before Income Taxes	344	124	242	(275)	435
Income Tax (Benefit) Expense	35	30	60	—	125
Net Income	309	94	182	(275)	310
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	1	—	1
Net Income Attributable to Tyson	$309	$94	$181	$(275)	$309

Comprehensive Income (Loss)	332	104	186	(289)	333
Less: Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	1	—	1
Comprehensive Income (Loss) Attributable to Tyson	$332	$104	$185	$(289)	$332

Condensed Consolidating Balance Sheet as of January 2, 2016					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$15	$1,172	$—	$1,187
Accounts receivable, net	—	514	1,000	—	1,514
Inventories	—	953	1,865	—	2,818
Other current assets	16	66	131	(55)	158
Total Current Assets	16	1,548	4,168	(55)	5,677
Net Property, Plant and Equipment	25	978	4,181	—	5,184
Goodwill	—	881	5,788	—	6,669
Intangible Assets, net	—	9	5,136	—	5,145
Other Assets	118	132	365	—	615
Investment in Subsidiaries	22,213	2,205	—	(24,418)	—
Total Assets	$22,372	$5,753	$19,638	$(24,473)	$23,290

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$707	$1	$17	$(8)	$717
Accounts payable	20	919	842	—	1,781
Other current liabilities	6,187	200	832	(6,049)	1,170
Total Current Liabilities	6,914	1,120	1,691	(6,057)	3,668
Long-Term Debt	5,484	1	503	—	5,988
Deferred Income Taxes	14	106	2,394	—	2,514
Other Liabilities	198	123	1,022	—	1,343

Total Tyson Shareholders’ Equity	9,762	4,403	14,013	(18,416)	9,762
Noncontrolling Interest	—	—	15	—	15
Total Shareholders’ Equity	9,762	4,403	14,028	(18,416)	9,777
Total Liabilities and Shareholders’ Equity	$22,372	$5,753	$19,638	$(24,473)	$23,290

Condensed Consolidating Balance Sheet as of October 3, 2015					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Assets
Current Assets:
Cash and cash equivalents	$—	$12	$676	$—	$688
Accounts receivable, net	—	578	1,042	—	1,620
Inventories	1	1,009	1,868	—	2,878
Other current assets	43	91	147	(86)	195
Total Current Assets	44	1,690	3,733	(86)	5,381
Net Property, Plant and Equipment	26	975	4,175	—	5,176
Goodwill	—	881	5,786	—	6,667
Intangible Assets, net	—	10	5,158	—	5,168
Other Assets	129	146	337	—	612
Investment in Subsidiaries	21,850	2,177	—	(24,027)	—
Total Assets	$22,049	$5,879	$19,189	$(24,113)	$23,004

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$710	$1	$22	$(18)	$715
Accounts payable	28	698	936	—	1,662
Other current liabilities	5,930	152	939	(5,863)	1,158
Total Current Liabilities	6,668	851	1,897	(5,881)	3,535
Long-Term Debt	5,498	1	511	—	6,010
Deferred Income Taxes	—	98	2,351	—	2,449
Other Liabilities	192	118	994	—	1,304

Total Tyson Shareholders’ Equity	9,691	4,811	13,421	(18,232)	9,691
Noncontrolling Interest	—	—	15	—	15
Total Shareholders’ Equity	9,691	4,811	13,436	(18,232)	9,706
Total Liabilities and Shareholders’ Equity	$22,049	$5,879	$19,189	$(24,113)	$23,004

Condensed Consolidating Statement of Cash Flows for the three months ended January 2, 2016					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$174	$622	$299	$—	$1,095
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(33)	(155)	—	(188)
(Purchases of)/Proceeds from marketable securities, net	—	—	(2)	—	(2)
Proceeds from sale of businesses	—	—	—	—	—
Other, net	—	—	(1)	—	(1)
Cash Provided by (Used for) Investing Activities	—	(33)	(158)	—	(191)
Cash Flows from Financing Activities:
Net change in debt	(19)	—	(1)	—	(20)
Purchases of Tyson Class A common stock	(387)	—	—	—	(387)
Dividends	(54)	—	—	—	(54)
Stock options exercised	34	—	—	—	34
Other, net	23	—	—	—	23
Net change in intercompany balances	229	(586)	357	—	—
Cash Provided by (Used for) Financing Activities	(174)	(586)	356	—	(404)
Effect of Exchange Rate Change on Cash	—	—	(1)	—	(1)
Increase (Decrease) in Cash and Cash Equivalents	—	3	496	—	499
Cash and Cash Equivalents at Beginning of Year	—	12	676	—	688
Cash and Cash Equivalents at End of Period	$—	$15	$1,172	$—	$1,187

Condensed Consolidating Statement of Cash Flows for the three months ended December 27, 2014					in millions
	TFI Parent	TFM Parent	Non- Guarantors	Eliminations	Total
Cash Provided by (Used for) Operating Activities	$55	$325	$432	$—	$812
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(40)	(191)	—	(231)
(Purchases of)/Proceeds from marketable securities, net	—	—	(3)	—	(3)
Proceeds from sale of businesses	—	—	142	—	142
Other, net	—	—	3	—	3
Cash Provided by (Used for) Investing Activities	—	(40)	(49)	—	(89)
Cash Flows from Financing Activities:
Net change in debt	(667)	—	(1)	—	(668)
Purchases of Tyson Class A common stock	(91)	—	—	—	(91)
Dividends	(37)	—	—	—	(37)
Stock options exercised	16	—	—	—	16
Other, net	5	—	—	—	5
Net change in intercompany balances	719	(314)	(405)	—	—
Cash Provided by (Used for) Financing Activities	(55)	(314)	(406)	—	(775)
Effect of Exchange Rate Change on Cash	—	—	(5)	—	(5)
Increase (Decrease) in Cash and Cash Equivalents	—	(29)	(28)	—	(57)
Cash and Cash Equivalents at Beginning of Year	—	41	397	—	438
Cash and Cash Equivalents at End of Period	$—	$12	$369	$—	$381

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Description of the Company
We are one of the world's largest food companies with leading brands such as Tyson®, Jimmy Dean®, Hillshire Farm®, Sara Lee®, Ball Park®, Wright®, Aidells® and State Fair®. We are a recognized market leader in chicken, beef and pork, as well as prepared foods, including bacon, breakfast sausage, turkey, lunchmeat, hot dogs, pizza crusts and toppings, tortillas and desserts. Some of the key factors influencing our business are customer demand for our products; the ability to maintain and grow relationships with customers and introduce new and innovative products to the marketplace; accessibility of international markets; market prices for our products; the cost and availability of live cattle and hogs, raw materials, and feed ingredients; and operating efficiencies of our facilities.
We operate in four reportable segments: Chicken, Beef, Pork and Prepared Foods. Following the sale of our Mexico and Brazil chicken production operations in fiscal 2015, we began reporting our international operation, which was previously reported as the International segment, in Other. Other now includes our foreign chicken production operations in China and India and third-party merger and integration costs. All periods presented have been reclassified to reflect this change. Chicken, Beef, Pork and Prepared Foods results were not impacted by this change.
Overview

•
General – Our operating income grew 52% in the first quarter of fiscal 2016, which was led by record earnings in our Chicken and Prepared Foods segments and solid earnings in our Pork and Beef segments. Sales decreased 15% in the first quarter of fiscal 2016 primarily due to declining beef, pork and feed prices, in addition to the sale of our Brazil and Mexico chicken production operations in fiscal 2015. We continued to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth for the future.

•
Integration – We continue to maintain focus on the integration of The Hillshire Brands Company ("Hillshire Brands") and synergy capture. As we execute our Prepared Foods strategy, we estimate the impact of the Hillshire Brands synergies, along with the profit improvement plan related to our legacy Prepared Foods business, will have a positive impact of more than $500 million in fiscal 2016 and more than $700 million in fiscal 2017. The majority of these benefits are expected to be realized in the Prepared Foods segment. We will invest a portion of the synergies in innovation, new product launches and strengthening our brands. In the first quarter of fiscal 2016, we captured an incremental $61 million of synergies above the $60 million realized in the first quarter of fiscal 2015, for a total of $121 million of synergies and profit improvement initiatives. The Prepared Foods segment was positively impacted by an incremental $40 million of synergies above the $55 million realized in the first quarter of fiscal 2015, for a total of $95 million in synergies in the first quarter of fiscal 2016.

•
Market Environment – Domestic protein production (chicken, beef, pork, and turkey) increased approximately 2% in the first fiscal quarter 2016 over the same period in fiscal 2015, and we expect it to be up 2-3% for the full fiscal year. Export markets continue to be challenged, but we expect moderate growth in fiscal 2016. As a result, increased domestic availability could pressure protein pricing. Our Chicken segment delivered record results in the first quarter of fiscal 2016 driven by favorable demand for our products, improved operational execution and lower feed costs. The Beef segment earnings improved as it experienced higher domestic availability of fed cattle supplies, which drove down livestock costs. The Pork segment’s operating margin was above its normalized range as domestic market conditions were favorable with increased live hog supplies which drove down livestock costs, as well as strong demand for our pork products. Our Prepared Foods segment delivered record operating income as we continued to realize synergies and lower input costs.

•	Margins – Our total operating margin was a record 8.5% in the first quarter of fiscal 2016. Operating margins by segment were as follows:

•	Chicken – 13.6%

•	Beef – 2.0%

•	Pork – 13.0%

•	Prepared Foods – 10.9%

•
Liquidity – We generated $1.1 billion of operating cash flows for the first three months of fiscal 2016. At January 2, 2016, we had approximately $2.4 billion of liquidity, which includes availability under our revolving credit facility and $1.2 billion of cash and cash equivalents. Liquidity at the end of the first quarter was enhanced by cash held for payments deferred to calendar 2016 by livestock suppliers as well as cash held for the retirement of the $638 million notes due in the second quarter of fiscal 2016.

in millions, except per share data	Three Months Ended
	January 2, 2016	December 27, 2014
Net income attributable to Tyson	$461	$309
Net income attributable to Tyson – per diluted share	1.15	0.74
First quarter – Fiscal 2015 – Net income attributable to Tyson included the following items:

•	$36 million, or ($0.06) per diluted share, of costs related to a legacy Hillshire Brands plant fire.

•	$19 million, or ($0.03) per diluted share, related to the Hillshire Brands merger and integration costs.

•	$26 million, or $0.06 per diluted share, related to recognition of previously unrecognized tax benefits.
Summary of Results
Sales

in millions	Three Months Ended
	January 2, 2016	December 27, 2014
Sales	$9,152	$10,817
Change in sales volume	(6.8)%
Change in average sales price	(9.2)%
Sales growth	(15.4)%
First quarter – Fiscal 2016 vs Fiscal 2015

•
Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $607 million with the majority of the decrease due to the sale of our Brazil and Mexico chicken production operations in fiscal 2015 along with the divestiture of our Heinold Hog Markets business in the first quarter of fiscal 2015. Excluding these impacts, total company sales volume declined 1.1%.

•
Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $1.1 billion. Each segment had a decrease in average sales price largely due to decreased pricing associated with significantly lower beef, pork and feed prices.

Cost of Sales

in millions	Three Months Ended
	January 2, 2016	December 27, 2014
Cost of sales	$7,951	$9,861
Gross profit	$1,201	$956
Cost of sales as a percentage of sales	86.9%	91.2%
First quarter – Fiscal 2016 vs Fiscal 2015

•	Cost of sales decreased $1.9 billion. Lower input cost per pound decreased cost of sales $1.3 billion and lower sales volume decreased cost of sales $573 million.

•	The $1.3 billion impact of lower input cost per pound was primarily driven by:

•	Decrease in live cattle cost of approximately $740 million in our Beef segment.

•	Decrease in live hog costs of approximately $240 million in our Pork segment.

•	Decrease in raw material and other input costs of approximately $125 million in our Prepared Foods segment.

•	Decrease in feed costs of approximately $60 million in our Chicken segment.

•
Increase due to net unrealized losses of $22 million in fiscal 2016, compared to net unrealized gains of $54 million in fiscal 2015, primarily due to our Chicken and Beef segment commodity risk management activities.

•	The $573 million impact of lower sales volume was primarily due to the sale of our Brazil and Mexico chicken production operations in fiscal 2015.

Selling, General and Administrative

in millions	Three Months Ended
	January 2, 2016	December 27, 2014
Selling, general and administrative expense	$425	$447
As a percentage of sales	4.6%	4.1%
First quarter – Fiscal 2016 vs Fiscal 2015

•	Decrease of $14 million of merger and integration costs.

•	Decrease of $11 million related to fiscal 2015 sale of our chicken production operations in Brazil and Mexico.

•	Decrease of $7 million due to a reduction in expense related to our intangibles assets.

•	Decrease of $21 million in all other primarily related to professional fees and commissions.

•	Increase of $16 million related to advertising and sales promotions.

•	Increase of $15 million of employee costs including payroll and stock-based compensation.
Interest Expense

in millions	Three Months Ended
	January 2, 2016	December 27, 2014
Cash interest expense	$67	$75
Non-cash interest expense	—	2
Total interest expense	$67	$77
First quarter – Fiscal 2016 vs Fiscal 2015

•
Cash interest expense primarily included interest expense related to the coupon rates for senior notes and term loans and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease in cash interest expense in the first quarter of fiscal 2016 was primarily due to a reduction of our debt.

•	Non-cash interest expense primarily included amounts related to the amortization of debt issuance costs and discounts/premiums on note issuances, offset by interest capitalized.
Other (Income) Expense, net

in millions	Three Months Ended
	January 2, 2016	December 27, 2014
Total other (income) expense, net	$(1)	$(1)
First quarter – Fiscal 2016

•	Included $2 million of income from equity earnings in joint ventures and $1 million in net foreign currency exchange losses.
First quarter – Fiscal 2015

•	Included $1 million of income from equity earnings in joint ventures.

Effective Tax Rate

Three Months Ended
January 2, 2016	December 27, 2014
35.2%	28.8%
First quarter – Fiscal 2016 – The effective tax rate was impacted by:

•	state income taxes; and

•	the domestic production deduction.
First quarter – Fiscal 2015 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction;

•	losses in foreign jurisdictions for which no benefit is recognized; and

•	decrease in tax reserves due to the expiration of statutes of limitations and settlements with taxing authorities.
Segment Results
We operate in four segments: Chicken, Beef, Pork, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment income.

in millions	Sales
	Three Months Ended
	January 2, 2016	December 27, 2014
Chicken	$2,636	$2,780
Beef	3,614	4,391
Pork	1,213	1,540
Prepared Foods	1,896	2,133
Other	99	305
Intersegment sales	(306)	(332)
Total	$9,152	$10,817

in millions	Operating Income (Loss)
	Three Months Ended
	January 2, 2016	December 27, 2014
Chicken	$358	$351
Beef	71	(6)
Pork	158	122
Prepared Foods	207	71
Other	(18)	(29)
Total	$776	$509
First quarter – Fiscal 2015 – Operating income included the following items:

•	Operating income was reduced by $40 million in the Prepared Foods segment due to $36 million of costs related to a legacy Hillshire Brands plant fire and $4 million of merger and acquisition costs.

•	Operating income was reduced by $15 million in Other for third-party merger and integration costs.

Chicken Segment Results

in millions	Three Months Ended
	January 2, 2016	December 27, 2014	Change
Sales	$2,636	$2,780	$(144)
Sales volume change			(0.5)%
Average sales price change			(4.7)%
Operating income	$358	$351	$7
Operating margin	13.6%	12.6%
First quarter – Fiscal 2016 vs Fiscal 2015

•	Sales Volume – Sales volume decreased as a result of optimizing mix and our buy versus grow strategy, partially offset by an increase in rendered product sales.

•	Average Sales Price – Average sales price decreased as feed ingredient costs declined, partially offset by mix changes.

•	Operating Income – Operating income increased due to improved operational execution and lower feed ingredient costs, which decreased $60 million during the first quarter of fiscal 2016.
Beef Segment Results

in millions	Three Months Ended
	January 2, 2016	December 27, 2014	Change
Sales	$3,614	$4,391	$(777)
Sales volume change			(3.8)%
Average sales price change			(14.4)%
Operating income	$71	$(6)	$77
Operating margin	2.0%	(0.1)%
First quarter – Fiscal 2016 vs Fiscal 2015

•	Sales Volume – Sales volume decreased due to a reduction in live cattle processed primarily due to the closure of our Denison, Iowa, facility in the fourth quarter of fiscal 2015.

•	Average Sales Price – Average sales price decreased due to higher domestic availability of fed cattle supplies, which drove down livestock costs.

•	Operating Income – Operating income increased due to more favorable market conditions associated with an increase in supply which drove down fed cattle costs.
Pork Segment Results

in millions	Three Months Ended
	January 2, 2016	December 27, 2014	Change
Sales	$1,213	$1,540	$(327)
Sales volume change			(2.2)%
Average sales price change			(19.5)%
Operating income	$158	$122	$36
Operating margin	13.0%	7.9%
First quarter – Fiscal 2016 vs Fiscal 2015

•
Sales Volume – Sales volume decreased due to the divestiture of our Heinold Hog Markets business in the first quarter of fiscal 2015. Excluding the impact of the divestiture, our sales volume grew 5.5% for the first quarter of fiscal 2016, driven by better demand for our pork products.

•	Average Sales Price – Live hog supplies increased, which drove down livestock cost and average sales price.

•	Operating Income – Operating income remained strong as we maximized our revenues relative to live hog markets and due to better plant utilization associated with higher volumes.

Prepared Foods Segment Results

in millions	Three Months Ended
	January 2, 2016	December 27, 2014	Change
Sales	$1,896	$2,133	$(237)
Sales volume change			(7.7)%
Average sales price change			(3.6)%
Operating income	$207	$71	$136
Operating margin	10.9%	3.3%
First quarter – Fiscal 2016 vs Fiscal 2015

•	Sales Volume – Sales volume decreased due to a change in sales mix in addition to the avian influenza impact on our turkey operations.

•	Average Sales Price – Average sales price decreased primarily due to a decline in input costs, partially offset by a change in product mix.

•
Operating Income – Operating income improved due to mix changes as well as lower input costs of approximately $125 million. Additionally, Prepared Foods operating income was positively impacted by $95 million in synergies, of which $40 million was incremental synergies in the first quarter of fiscal 2016 above the $55 million of synergies realized in the first quarter of fiscal 2015.

Other Results

in millions	Three Months Ended
	January 2, 2016	December 27, 2014	Change
Sales	$99	$305	$(206)
Operating loss	$(18)	$(29)	$11
First quarter – Fiscal 2016 vs Fiscal 2015

•	Sales – Sales decreased due to the sale of the Mexico and Brazil chicken production operations in fiscal 2015.

•	Operating Loss – Operating loss improved due to a decrease of $10 million of third-party merger and integration costs.

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
Cash Flows from Operating Activities

in millions	Three Months Ended
	January 2, 2016	December 27, 2014
Net income	$461	$310
Non-cash items in net income:
Depreciation and amortization	172	175
Deferred income taxes	69	11
Other, net	(1)	6
Net changes in operating assets and liabilities	394	310
Net cash provided by operating activities	$1,095	$812

•	Cash flows associated with net changes in operating assets and liabilities for the three months ended:

•
January 2, 2016 – Increased primarily due to decreases in accounts receivable and inventory balances and increases in accounts payable and income taxes payable balances. The decrease in accounts receivable and inventory is largely due to decreased raw materials costs and timing of sales. The increase in accounts payable is largely due to timing of payments.

•
December 27, 2014 – Increased primarily due to higher accounts payable and taxes payable, partially offset by an increase in accounts receivable. The increases in accounts payable and accounts receivable are largely due to increases in input costs and price increases associated with the higher input costs as well as due to the timing of payments and sales.

Cash Flows from Investing Activities

in millions	Three Months Ended
	January 2, 2016	December 27, 2014
Additions to property, plant and equipment	$(188)	$(231)
(Purchases of)/Proceeds from marketable securities, net	(2)	(3)
Proceeds from sale of businesses	—	142
Other, net	(1)	3
Net cash used for investing activities	$(191)	$(89)

•	Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2016 is expected to be approximately $900 million, and will include spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility.

•	Proceeds from sale of businesses primarily include proceeds, net of cash transferred, from the sale of the Brazil operation in the first quarter of fiscal 2015.
Cash Flows from Financing Activities

in millions	Three Months Ended
	January 2, 2016	December 27, 2014
Payments on debt	$(20)	$(668)
Purchases of Tyson Class A common stock	(387)	(91)
Dividends	(54)	(37)
Stock options exercised	34	16
Other, net	23	5
Net cash used for financing activities	$(404)	$(775)

•	During the first quarter of fiscal 2015, we retired the 5-year tranche A term loan facility for $353 million and paid down the 3-year tranche term loan facility by $300 million.

•	Purchases of Tyson Class A stock included:

•	$357 million and $81 million of shares repurchased pursuant to our share repurchase program during the three months ended January 2, 2016, and December 27, 2014, respectively.

•	$30 million and $10 million of shares repurchased to fund certain obligations under our equity compensation programs during the three months ended January 2, 2016, and December 27, 2014, respectively.

•
We expect to continue repurchasing shares under our share repurchase program. As of January 2, 2016, 13.5 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements.

•	Subsequent to January 2, 2016, through February 4, 2016, we have repurchased $221 million, or approximately 4.3 million shares, of our common stock under our share repurchase program.

•	On February 4, 2016, our Board of Directors approved an increase of 50 million shares authorized for repurchase under our share repurchase program.

•	Dividends paid during the first quarter of fiscal 2016 included a 50% increase to our fiscal 2015 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$1,187
Short-term investments					2
Revolving credit facility	September 2019	$1,250	$6	$—	1,244
Total liquidity					$2,433

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of leasing obligations and workers’ compensation insurance programs. We did not have any borrowings under the revolving credit facility during the first quarter of fiscal 2016.

•	At January 2, 2016, we had current debt of $717 million. We intend to use available liquidity to retire the $638 million 2016 Notes in the second quarter of fiscal 2016.

•	We expect net interest expense will approximate $245 million for fiscal 2016.

•
At January 2, 2016, approximately $260 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our foreign subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. United States income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest the cash held by foreign subsidiaries permanently or to repatriate the cash only when it is tax efficient to do so.

•	Our current ratio was 1.55 to 1 and 1.52 to 1 at January 2, 2016, and October 3, 2015, respectively.
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
As of January 2, 2016, we had outstanding letters of credit totaling $6 million issued under this facility, none of which were drawn upon, which left $1,244 million available for borrowing. Our revolving credit facility is funded by a syndicate of 42 banks, with commitments ranging from $0.3 million to $85 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At January 2, 2016, and October 3, 2015, the ratio of our net debt to EBITDA was 1.7x and 2.1x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures. The decrease in this ratio at January 2, 2016, was due to increased EBITDA and the approximate $500 million net debt reduction during the first three months of fiscal 2016.

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
We were in compliance with all debt covenants at January 2, 2016.
RECENTLY ADOPTED/ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; marketing and advertising costs; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 3, 2015.

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
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effect of, or changes in, general economic conditions; (ii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (iii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iv) successful rationalization of existing facilities and operating efficiencies of the facilities; (v) risks associated with our commodity purchasing activities; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers or loss of one or more large customers; (xii) adverse results from litigation; (xiii) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemic or extreme weather; (xiv) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvi) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xvii) failures or security breaches of our information technology systems; (xviii) effectiveness of advertising and marketing programs; and (xix) those factors listed under Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended October 3, 2015.

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

Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of January 2, 2016, and October 3, 2015, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	January 2, 2016	October 3, 2015
Livestock:
Cattle	$2	$13
Hogs	4	12
Grain	12	3
Interest Rate Risk: At January 2, 2016, we had variable rate debt of $1,057 million with a weighted average interest rate of 1.7%. A hypothetical 10% increase in interest rates effective at January 2, 2016, and October 3, 2015, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At January 2, 2016, we had fixed-rate debt of $5,648 million with a weighted average interest rate of 4.4%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $93 million at January 2, 2016, and $87 million at October 3, 2015. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We have interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 15: Pensions and Other Postretirement Benefits in the Annual Report on Form 10-K for the year ended October 3, 2015, for additional information.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at January 2, 2016, and October 3, 2015, related to the foreign exchange forward and option contracts would have a $3 million impact, on pretax income.
Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2015 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2015 Annual Report.

EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Three Months		Fiscal Year Ended	Twelve Months Ended
	January 2, 2016	December 27, 2014	October 3, 2015	January 2, 2016

Net income	$461	$310	$1,224	$1,375
Less: Interest income	(2)	(2)	(9)	(9)
Add: Interest expense	67	77	293	283
Add: Income tax expense	251	125	697	823
Add: Depreciation	151	148	609	612
Add: Amortization (a)	19	23	92	88
EBITDA	$947	$681	$2,906	$3,172

Total gross debt			$6,725	$6,705
Less: Cash and cash equivalents			(688)	(1,187)
Less: Short-term investments			(2)	(2)
Total net debt			$6,035	$5,516

Ratio Calculations:
Gross debt/EBITDA			2.3x	2.1x
Net debt/EBITDA			2.1x	1.7x

(a)
Excludes the amortization of debt discount expense of $2 million and $4 million for the three months ended January 2, 2016, and December 27, 2014, respectively, $10 million for the fiscal year ended October 3, 2015, and $8 million for the twelve months ended January 2, 2016, as it is included in Interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of January 2, 2016, our disclosure controls and procedures were effective.
In the first quarter ended January 2, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 16: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.
On April 23, 2015, the United States Environmental Protection Agency issued a Finding and Notice of Violation (the “NOV”) to Tyson Foods, Inc. and our subsidiary, Southwest Products, LLC, alleging violations of the California Truck and Bus Regulation. The NOV alleges that certain diesel-powered trucks operated by us in California did not comply with California’s emission requirements for in-use trucks and that we did not verify the compliance status of independent carriers hired to carry products in California. In January 2016, the Environmental Protection Agency proposed that we pay a civil penalty of $283,990 to resolve these allegations. We are cooperating with the Environmental Protection Agency and believe that we have defenses to the allegations of the NOV.
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

Other Matters: As of October 3, 2015, we had approximately 113,000 employees and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.

Item 1A.	Risk Factors
There have been no material changes to the risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended October 3, 2015. These risk factors should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct. 4, 2015 to Oct. 31, 2015	2,894,708		$45.58	2,785,620		18,342,525
Nov. 1, 2015 to Dec. 5, 2015	3,900,640		45.44	3,412,814		14,929,711
Dec. 6, 2015 to Jan. 2, 2016	1,475,849		52.93	1,426,162		13,503,549
Total	8,271,197	(2)	$46.83	7,624,596	(3)	13,503,549

(1)
On February 7, 2003, we announced our Board of Directors approved a program to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. On May 3, 2012, our Board of Directors approved an increase of 35 million shares, on January 30, 2014, our Board of Directors approved an increase of 25 million shares and, on February 4, 2016, our Board of Directors approved an increase of 50 million shares, authorized for repurchase under our share repurchase program. The program has no fixed or scheduled termination date.

(2)
We purchased 646,601 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 222,585 shares purchased in open market transactions and 424,016 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

10.1
Form of Stock Incentive Award Agreement with non-contracted officers pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.2
Form of Stock Incentive Award Agreement with contracted officers pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.3
Form of Stock Incentive Award Agreement with contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.4
Form of Stock Incentive Award Agreement with non-contracted employees which include non-competition, non-solicitation and confidentiality agreements, pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.5
Form of Stock Incentive Award Agreement with non-contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.6
Form of Stock Incentive Award Agreement pursuant to which restricted stock awards subject to performance criteria are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.7	Form of Stock Incentive Plan Stock Agreement pursuant to which restricted stock units awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.8	Form of Stock Incentive Agreement pursuant to which stock appreciation rights awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.9	Form of Stock Incentive Award Agreement with contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.10
Form of Stock Incentive Award Agreement with non-contracted employees which include non-competition, non-solicitation and confidentiality agreements, pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.11
Form of Stock Incentive Award Agreement with non-contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.12
Employment Agreement, dated November 17, 2015, by and between the Company and Donald J. Smith (previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2015, Commission File No. 001-14704, and incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January, 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 5, 2016	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: February 5, 2016	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
Form of Stock Incentive Award Agreement with non-contracted officers pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.2
Form of Stock Incentive Award Agreement with contracted officers pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.3
Form of Stock Incentive Award Agreement with contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.4
Form of Stock Incentive Award Agreement with non-contracted employees which include non-competition, non-solicitation and confidentiality agreements, pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.5
Form of Stock Incentive Award Agreement with non-contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.6
Form of Stock Incentive Award Agreement pursuant to which restricted stock awards subject to performance criteria are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.7	Form of Stock Incentive Plan Stock Agreement pursuant to which restricted stock units awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.8	Form of Stock Incentive Agreement pursuant to which stock appreciation rights awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.9	Form of Stock Incentive Award Agreement with contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.10
Form of Stock Incentive Award Agreement with non-contracted employees which include non-competition, non-solicitation and confidentiality agreements, pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.11
Form of Stock Incentive Award Agreement with non-contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015.

10.12
Employment Agreement, dated November 17, 2015, by and between the Company and Donald J. Smith (previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2015, Commission File No. 001-14704, and incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January, 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.