Form 10-Q
period 2016-04-02
TYSON FOODS INC
filed 2016-05-09
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 2, 2016.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	300,536,892
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,755

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Sales	$9,170	$9,979	$18,322	$20,796
Cost of Sales	7,987	8,990	15,938	18,851
Gross Profit	1,183	989	2,384	1,945
Selling, General and Administrative	479	442	904	889
Operating Income	704	547	1,480	1,056
Other (Income) Expense:
Interest income	(1)	(1)	(3)	(3)
Interest expense	64	71	131	148
Other, net	(3)	(6)	(4)	(7)
Total Other (Income) Expense	60	64	124	138
Income before Income Taxes	644	483	1,356	918
Income Tax Expense	210	172	461	297
Net Income	434	311	895	621
Less: Net Income Attributable to Noncontrolling Interests	2	1	2	2
Net Income Attributable to Tyson	$432	$310	$893	$619
Weighted Average Shares Outstanding:
Class A Basic	318	334	321	335
Class B Basic	70	70	70	70
Diluted	393	415	396	416
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.14	$0.78	$2.32	$1.55
Class B Basic	$1.02	$0.71	$2.11	$1.42
Diluted	$1.10	$0.75	$2.25	$1.49
Dividends Declared Per Share:
Class A	$0.150	$0.100	$0.350	$0.225
Class B	$0.135	$0.090	$0.315	$0.203
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net Income	$434	$311	$895	$621
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	—	(1)	—	—
Investments	1	2	—	11
Currency translation	10	(25)	5	(19)
Postretirement benefits	(1)	—	(3)	7
Total Other Comprehensive Income (Loss), Net of Taxes	10	(24)	2	(1)
Comprehensive Income	444	287	897	620
Less: Comprehensive Income Attributable to Noncontrolling Interests	2	1	2	2
Comprehensive Income Attributable to Tyson	$442	$286	$895	$618
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	April 2, 2016	October 3, 2015
Assets
Current Assets:
Cash and cash equivalents	$254	$688
Accounts receivable, net	1,493	1,620
Inventories	2,993	2,878
Other current assets	187	195
Total Current Assets	4,927	5,381
Net Property, Plant and Equipment	5,166	5,176
Goodwill	6,670	6,667
Intangible Assets, net	5,125	5,168
Other Assets	623	612
Total Assets	$22,511	$23,004

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$79	$715
Accounts payable	1,456	1,662
Other current liabilities	1,075	1,158
Total Current Liabilities	2,610	3,535
Long-Term Debt	6,270	6,010
Deferred Income Taxes	2,516	2,449
Other Liabilities	1,308	1,304
Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 359 million shares	36	35
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,321	4,307
Retained earnings	7,580	6,813
Accumulated other comprehensive loss	(88)	(90)
Treasury stock, at cost – 59 million shares at April 2, 2016, and 47 million shares at October 3, 2015	(2,065)	(1,381)
Total Tyson Shareholders’ Equity	9,791	9,691
Noncontrolling Interests	16	15
Total Shareholders’ Equity	9,807	9,706
Total Liabilities and Shareholders’ Equity	$22,511	$23,004
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	April 2, 2016	March 28, 2015
Cash Flows From Operating Activities:
Net income	$895	$621
Depreciation and amortization	348	347
Deferred income taxes	85	12
Other, net	18	36
Net changes in operating assets and liabilities	(241)	(208)
Cash Provided by Operating Activities	1,105	808
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(355)	(435)
Purchases of marketable securities	(22)	(17)
Proceeds from sale of marketable securities	23	15
Proceeds from sale of businesses	—	142
Other, net	2	4
Cash Used for Investing Activities	(352)	(291)
Cash Flows From Financing Activities:
Payments on debt	(673)	(715)
Borrowings on revolving credit facility	300	1,080
Payments on revolving credit facility	—	(905)
Purchases of Tyson Class A common stock	(826)	(150)
Dividends	(108)	(75)
Stock options exercised	78	34
Other, net	40	10
Cash Used for Financing Activities	(1,189)	(721)
Effect of Exchange Rate Changes on Cash	2	(11)
Decrease in Cash and Cash Equivalents	(434)	(215)
Cash and Cash Equivalents at Beginning of Year	688	438
Cash and Cash Equivalents at End of Period	$254	$223
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of April 2, 2016, and the results of operations for the three and six months ended April 2, 2016, and March 28, 2015. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted and the application of the guidance requires various transition methods depending on the specific amendment. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued guidance which created new accounting and reporting guidelines for leasing arrangements. The guidance requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. The guidance also requires qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. Early adoption is permitted and the modified retrospective method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In January 2016, the FASB issued guidance that requires most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The guidance also impacts financial liabilities under the fair value option and the presentation and disclosure requirements on the classification and measurement of financial instruments. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019, and should be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes. The guidance requires that deferred tax liabilities and assets be classified as non-current in the balance sheet. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. This new guidance is not expected to have a material impact on our consolidated financial statements.
In July 2015, the FASB issued guidance which requires management to evaluate inventory at the lower of cost and net realizable value. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted and the prospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In May 2015, the FASB issued guidance which removes the requirement to categorize all investments within the fair value hierarchy for which fair values are measured using the net asset value per share practical expedient. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, our fiscal 2017. Early adoption is permitted and the retrospective transition method should be applied. This new guidance is not expected to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued guidance on the recognition of fees paid by a customer for cloud computing arrangements. The guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the software license consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, our fiscal 2017, and should be applied prospectively or retrospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability; however, debt issuance costs related to revolving credit facilities will remain in other assets. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, our fiscal 2017. Early adoption is permitted and the retrospective transition method should be applied. This new guidance is not expected to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued guidance changing the analysis procedures that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods, beginning after December 15, 2015, our fiscal 2017. Early adoption is permitted and the retrospective or modified retrospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In May 2014, the FASB issued guidance changing the criteria for recognizing revenue. The guidance provides for a single five-step model to be applied to all revenue contracts with customers. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted for fiscal years beginning after December 15, 2016, our fiscal 2018. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
NOTE 2: DISPOSITIONS
In fiscal 2015, we sold the Brazil and Mexico chicken production operations which were included in Other within our segment reporting to JBS SA ("JBS") for a combined $575 million in cash, which was subject to certain adjustments. We completed the sale of the Brazil operation in the first quarter of fiscal 2015 and received net proceeds of $148 million including working capital, net debt adjustments and cash transferred. The sale did not result in a significant gain or loss as the carrying value of the Brazil operation approximated the sales proceeds at the time of sale.
We completed the sale of the Mexico operation in the fourth quarter of fiscal 2015 and received net proceeds of approximately $374 million including working capital, net debt adjustments and cash transferred. As a result of the sale, we recorded a pre-tax gain of
$161 million in the fourth quarter of fiscal 2015, which was reflected in Cost of Sales in our Consolidated Condensed Statements of Income.
To better align our overall production capacity with then-current cattle supplies, we ceased beef operations at our Denison, Iowa plant in fiscal 2015. As a result, we recorded $12 million in closure and impairment charges during the fourth quarter of fiscal 2015. These charges impacted the Beef segment’s operating income and were reflected in Cost of Sales in our Consolidated Condensed Statements of Income.
In the fourth quarter of fiscal 2015, we recorded a $59 million impairment and other related charges associated with a Prepared Foods project designed to optimize the combined Tyson and Hillshire Brands network capacity and to enhance manufacturing efficiencies for the future. As a result of this project, we expect to sell our Chicago, Illinois hospitality plant in June 2016 and close our Jefferson, Wisconsin plant in the back half of fiscal 2016. These charges were reflected in the Prepared Foods segment’s operating income in the fourth quarter of fiscal 2015, of which $49 million was included in the Consolidated Condensed Statements of Income in Cost of Sales and $10 million was included in the Consolidated Condensed Statements of Income in Selling, General and Administrative.
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
At April 2, 2016, and October 3, 2015, 63% of the cost of inventories was determined by the first-in, first-out ("FIFO") method. The remaining cost of inventories for both periods is determined by the weighted-average method.
The following table reflects the major components of inventory (in millions):

	April 2, 2016	October 3, 2015
Processed products	$1,648	$1,631
Livestock	928	831
Supplies and other	417	416
Total inventory	$2,993	$2,878
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	April 2, 2016	October 3, 2015
Land	$126	$122
Buildings and leasehold improvements	3,613	3,581
Machinery and equipment	6,618	6,452
Land improvements and other	289	286
Buildings and equipment under construction	346	375
	10,992	10,816
Less accumulated depreciation	5,826	5,640
Net property, plant and equipment	$5,166	$5,176
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	April 2, 2016	October 3, 2015
Accrued salaries, wages and benefits	$442	$478
Accrued marketing, advertising and promotion expense	216	192
Other	417	488
Total other current liabilities	$1,075	$1,158

NOTE 6: DEBT
The major components of debt are as follows (in millions):

	April 2, 2016	October 3, 2015
Revolving credit facility	$300	$—
Senior notes:
6.60% Senior notes due April 2016 (2016 Notes)	—	638
7.00% Notes due May 2018	120	120
2.65% Notes due August 2019 (2019 Notes)	1,000	1,000
4.10% Notes due September 2020	285	285
4.50% Senior notes due June 2022 (2022 Notes)	1,000	1,000
3.95% Notes due August 2024 (2024 Notes)	1,250	1,250
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032	163	163
4.88% Notes due August 2034 (2034 Notes)	500	500
5.15% Notes due August 2044 (2044 Notes)	500	500
Discount on senior notes	(9)	(10)
Term loans:
Tranche B due April 2019 (1.63% at 4/2/2016)	500	500
Tranche B due August 2019 (2.00% at 4/2/2016)	552	552
Amortizing notes - tangible equity units (see Note 7: Equity)	105	140
Other	65	69
Total debt	6,349	6,725
Less current debt	79	715
Total long-term debt	$6,270	$6,010
Revolving Credit Facility
We have a $1.25 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in September 2019. After reducing for the amount borrowed and outstanding letters of credit issued under this facility, the amount available for borrowing at April 2, 2016, was $943 million. At April 2, 2016, we had outstanding letters of credit issued under this facility totaling $7 million, none of which were drawn upon. We had an additional $93 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing obligations and workers’ compensation insurance programs.
If in the future any of our subsidiaries shall guarantee any of our material indebtedness, such subsidiary shall be required to guarantee the indebtedness, obligations and liabilities under this facility.
2016 Notes
On March 31, 2016, we repaid the entire outstanding $638 million principal balance on the 2016 Notes. Tyson Fresh Meats, Inc. (TFM Parent), our wholly owned subsidiary, fully and unconditionally guaranteed the 2016 Notes, 2019 Notes, 2022 Notes, 2024 Notes, 2034 Notes, 2044 Notes, amortizing notes related to our tangible equity units, Tyson's $1.25 billion revolving credit facility and term loans. As a result of the retirement of the 2016 Notes in the second quarter of fiscal 2016, all of TFM Parent's guarantees were released and TFM Parent is no longer required to disclose guarantor financial statements.
Term Loans
On May 5, 2016, we amended our existing 3-year tranche B term loan agreement which extended the maturity of the loan from April 2018 to April 2019.
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
We were in compliance with all debt covenants at April 2, 2016.
NOTE 7: EQUITY
Share Repurchases
On February 4, 2016, our Board of Directors approved an increase of 50 million shares authorized for repurchase under our share repurchase program. As of April 2, 2016, 56.2 million shares remained available for repurchases under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Six Months Ended
	April 2, 2016		March 28, 2015		April 2, 2016		March 28, 2015
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	7.3	$421	1.3	$50	14.9	$778	3.3	$131
To fund certain obligations under equity compensation plans	0.4	18	0.2	9	1.1	48	0.4	19
Total share repurchases	7.7	$439	1.5	$59	16.0	$826	3.7	$150
Subsequent to April 2, 2016, through May 6, 2016, we repurchased $232 million, or approximately 3.5 million shares, of our common stock under our share repurchase program.
Tangible Equity Units
In fiscal 2014, we completed the public issuance of 30 million 4.75% tangible equity units (TEUs). Total proceeds, net of underwriting discounts and other expenses, were $1,454 million. Each TEU, which has a stated amount of $50, comprises a prepaid stock purchase contract and a senior amortizing note due July 15, 2017. We allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The fair value of the prepaid stock purchase contracts, which was $1,295 million, is recorded in Capital in Excess of Par Value, net of issuance costs. The fair value of the senior amortizing notes, which was $205 million, was recorded in debt. Issuance costs associated with the TEU debt were recorded as deferred financing costs in the Consolidated Condensed Balance Sheets in Other Assets and are amortized over the term of the instrument to July 15, 2017.
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

During the second quarter of fiscal 2016, holders settled 12.8 million purchase contracts and, in exchange, the Company issued 13.6 million shares of its Class A common stock. Upon early settlement of these purchase contracts, the corresponding amortizing notes remain outstanding and beneficially owned by the holders that settled purchase contracts early. As of April 2, 2016, 17.2 million TEU's remained outstanding. The remaining TEUs will continue to be held pursuant to their original terms and conditions, including automatic settlement on July 15, 2017, as described above. As a result of the purchase contracts tendered in the second quarter of fiscal 2016, we will now deliver between a minimum of 18.3 million shares and a maximum of 22.9 million shares of our Class A stock, subject to adjustment, based upon the Applicable Market Value (as defined below) of our Class A stock as described below:

•
If the Applicable Market Value is equal to or greater than the conversion price of $47.01 per share, we will deliver 1.0637 shares of Class A stock per purchase contract, or a minimum of 18.3 million Class A shares.

•
If the Applicable Market Value is greater than the reference price of $37.60 but less than the conversion price of $47.01 per share, we will deliver a number of shares per purchase contract equal to $50, divided by the Applicable Market Value.

•
If the Applicable Market Value is less than or equal to the reference price of $37.60 per share, we will deliver 1.3298 shares of Class A stock per purchase contract, or a maximum of 22.9 million Class A shares.

The "Applicable Market Value" means the average of the closing prices of our Class A stock on each of the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding July 15, 2017.
On March 15, 2016, we paid our quarterly dividend to shareholders of record at March 1, 2016, equal to $0.15 per share on our Class A stock. The amount of the distribution exceeded the $0.075 per share dividend threshold amount. Consequently, the settlement rates, reference price and conversion price were adjusted and are reflected above.
The TEUs have a dilutive effect on our earnings per share. The 18.3 million minimum shares to be issued are included in the calculation of Class A Basic weighted average shares. The 4.6 million share difference between the minimum shares and the 22.9 million maximum shares are potentially dilutive securities, and accordingly, are included in our diluted earnings per share on a pro rata basis to the extent the Applicable Market Value is higher than the reference price but is less than the conversion price at period end.
NOTE 8: INCOME TAXES
The effective tax rate was 32.7% and 35.6% for the second quarter of fiscal 2016 and 2015, respectively and 34.0% and 32.4% for the first six months of fiscal 2016 and 2015, respectively. The effective tax rates for the second quarter and first six months of fiscal 2016 and fiscal 2015 were impacted by such items as the domestic production deduction, state income taxes and losses in foreign jurisdictions for which no benefit is recognized. In addition, changes in tax reserves resulting from the expiration of statutes of limitations reduced the effective tax rate for the second quarter of fiscal 2016 by 2.9% and the first six months of fiscal 2016 and 2015 by 1.4% and 3.2%, respectively.
Unrecognized tax benefits were $300 million and $306 million at April 2, 2016, and October 3, 2015, respectively.
We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $43 million primarily due to settlements with taxing authorities and expiration of statutes of limitations in various jurisdictions.
NOTE 9: OTHER INCOME AND CHARGES
During the first six months of fiscal 2016, we recorded $5 million of equity earnings in joint ventures and $1 million in net foreign currency exchange losses, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the first six months of fiscal 2015, we recorded $3 million of equity earnings in joint ventures and $1 million in net foreign currency exchange gains, which were recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Numerator:
Net income	$434	$311	$895	$621
Less: Net income attributable to noncontrolling interests	2	1	2	2
Net income attributable to Tyson	432	310	893	619
Less dividends declared:
Class A	46	31	104	69
Class B	9	6	22	14
Undistributed earnings	$377	$273	$767	$536

Class A undistributed earnings	$314	$230	$641	$451
Class B undistributed earnings	63	43	126	85
Total undistributed earnings	$377	$273	$767	$536
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	318	334	321	335
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	5	5	5	5
Tangible equity units	—	6	—	6
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	393	415	396	416

Net income per share attributable to Tyson:
Class A basic	$1.14	$0.78	$2.32	$1.55
Class B basic	$1.02	$0.71	$2.11	$1.42
Diluted	$1.10	$0.75	$2.25	$1.49
We had no stock-based compensation shares that were antidilutive for the three months ended April 2, 2016. Approximately 2 million of our stock-based compensation shares were antidilutive for the six months ended April 2, 2016. Approximately 5 million of our stock-based compensation shares were antidilutive for each of the three and six months ended March 28, 2015. These shares were not included in the diluted earnings per share calculation.
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

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at April 2, 2016.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments (in millions, except soy meal tons):

	Metric	April 2, 2016	October 3, 2015
Commodity:
Corn	Bushels	30	18
Soy meal	Tons	529,200	284,900
Live cattle	Pounds	205	102
Lean hogs	Pounds	225	166
Heating oil	Gallons	13	8
Foreign currency	United States dollar	$35	$42
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and six months ended April 2, 2016, and March 28, 2015. As of April 2, 2016, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $1 million. During the three and six months ended April 2, 2016, and March 28, 2015, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	April 2, 2016	March 28, 2015		April 2, 2016	March 28, 2015
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$—	$(2)	Cost of sales	$(1)	$(1)
Foreign exchange contracts	—	—	Other income/expense	—	—
Total	$—	$(2)		$(1)	$(1)

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Six Months Ended			Six Months Ended
	April 2, 2016	March 28, 2015		April 2, 2016	March 28, 2015
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(2)	$(2)	Cost of sales	$(2)	$(4)
Foreign exchange contracts	—	—	Other income/expense	—	—
Total	$(2)	$(2)		$(2)	$(4)
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

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Six Months Ended
		April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Gain (Loss) on forwards	Cost of sales	$6	$32	$39	$(8)
Gain (Loss) on purchase contract	Cost of sales	(6)	(32)	(39)	8
Ineffectiveness related to our fair value hedges was not significant for the three and six months ended April 2, 2016, and March 28, 2015.
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

The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
		April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(16)	$(7)	$(7)	$(8)
Commodity contracts	Cost of sales	7	(8)	(8)	(34)
Foreign exchange contracts	Other income/expense	1	(2)	1	(4)
Total		$(8)	$(17)	$(14)	$(46)
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

April 2, 2016	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative financial instruments:
Designated as hedges	$—	$23	$—	$(7)	$16
Undesignated	—	26	—	(7)	19
Available-for-sale securities:
Current	—	2	1	—	3
Non-current	—	36	57	—	93
Deferred compensation assets	7	230	—	—	237
Total assets	$7	$317	$58	$(14)	$368
Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(2)	$—
Undesignated	—	41	—	(41)	—
Total liabilities	$—	$43	$—	$(43)	$—

October 3, 2015	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative financial instruments:
Designated as hedges	$—	$52	$—	$(35)	$17
Undesignated	—	9	—	(9)	—
Available-for-sale securities:
Current	—	1	1	—	2
Non-current	—	33	60	—	93
Deferred compensation assets	9	222	—	—	231
Total assets	$9	$317	$61	$(44)	$343
Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(2)	$—
Undesignated	—	49	—	(47)	2
Total liabilities	$—	$51	$—	$(49)	$2

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At April 2, 2016, and October 3, 2015, we had posted with various counterparties $29 million and $5 million, respectively, of cash collateral related to our commodity derivatives and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Six Months Ended
	April 2, 2016	March 28, 2015
Balance at beginning of year	$61	$67
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases	9	9
Issuances	—	—
Settlements	(12)	(13)
Balance at end of period	$58	$63
Total gains (losses) for the six-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
Available-for-Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Condensed Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Condensed Balance Sheets and have maturities ranging up to 32 years. We classify our investments in U.S. government, U.S. agency, certificates of deposit and commercial paper debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated condensed financial statements.
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	April 2, 2016			October 3, 2015
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$37	$38	$1	$33	$34	$1
Corporate and asset-backed	57	58	1	60	61	1

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for the three and six months ended April 2, 2016, and March 28, 2015. No other than temporary losses were deferred in OCI as of April 2, 2016, and October 3, 2015.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three or six months ended April 2, 2016, and March 28, 2015.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	April 2, 2016		October 3, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$6,614	$6,349	$6,900	$6,725

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three and six months ended April 2, 2016, and March 28, 2015, are as follows (in millions):

	Pension Plans
	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015

Service cost	$3	$4	$7	$8
Interest cost	18	21	38	42
Expected return on plan assets	(16)	(25)	(33)	(50)
Amortization of:
Net actuarial loss	2	2	3	3
Settlement (gain) loss (a)	—	—	(12)	8
Net periodic cost	$7	$2	$3	$11

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015

Service cost	$—	$1	$—	$2
Interest cost	1	1	2	3
Amortization of:
Net actuarial gain	(9)	—	(9)	—
Prior service credit	(5)	—	(9)	—
Net periodic cost (credit)	$(13)	$2	$(16)	$5
(a) We made lump-sum settlement payments using plan assets of $265 million and $18 million for the six months ended April 2, 2016, and March 28, 2015, respectively, to certain deferred vested participants within our qualified pension plans.
We contributed $21 million and $6 million to our pension plans for the three months ended April 2, 2016, and March 28, 2015, respectively. We contributed $53 million and $9 million to our pension plans for the six months ended April 2, 2016, and March 28, 2015, respectively. We expect to contribute an additional $10 million during the remainder of fiscal 2016. The amount of contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2016 may differ from the current estimate.
NOTE 14: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Six Months Ended
	April 2, 2016			March 28, 2015			April 2, 2016			March 28, 2015
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to cost of sales	$1	$(1)	$—	$1	$—	$1	$2	$(1)	$1	$4	$(2)	$2
Unrealized gain (loss)	—	—	—	(2)	—	(2)	(2)	1	(1)	(2)	—	(2)

Investments:
(Gain) loss reclassified to other income/expense	—	—	—	—	—	—	—	—	—	—	—	—
Unrealized gain (loss)	1	—	1	4	(2)	2	—	—	—	19	(8)	11

Currency translation:
Translation loss reclassified to cost of sales (a)	—	—	—	—	—	—	—	—	—	37	(1)	36
Translation adjustment	10	—	10	(27)	2	(25)	5	—	5	(64)	9	(55)

Postretirement benefits	(3)	2	(1)	1	(1)	—	(6)	3	(3)	10	(3)	7
Total other comprehensive income (loss)	$9	$1	$10	$(23)	$(1)	$(24)	$(1)	$3	$2	$4	$(5)	$(1)
(a) Translation loss reclassified to Cost of Sales related to disposition of a foreign operation, which is further described in Note 2: Dispositions.
NOTE 15: SEGMENT REPORTING
We operate in four reportable segments: Chicken, Beef, Pork, and Prepared Foods. We measure segment profit as operating income (loss).
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
Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Van's®, Sara Lee® and Chef Pierre® pies, as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island® premium jerky. Products primarily include pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, pizza crusts and toppings, flour and corn tortilla products, desserts, appetizers, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets.
We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs which are included in Other.
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended				Six Months Ended
	April 2, 2016		March 28, 2015		April 2, 2016		March 28, 2015
Sales:
Chicken	$2,737		$2,829		$5,373		$5,609
Beef	3,639		4,130		7,253		8,521
Pork	1,190		1,204		2,403		2,744
Prepared Foods	1,804		1,871		3,700		4,004
Other	86		222		185		527
Intersegment sales	(286)		(277)		(592)		(609)
Total sales	$9,170		$9,979		$18,322		$20,796

Operating income (loss):
Chicken	$347		$332		$705		$683
Beef	46		(20)		117		(26)
Pork	140		99		298		221
Prepared Foods	197		160	(a)	404		231	(a)
Other	(26)	(b)	(24)	(b)	(44)	(b)	(53)	(b)
Total operating income	704		547		1,480		1,056

Total other (income) expense	60		64		124		138

Income before income taxes	$644		$483		$1,356		$918
(a) Includes merger and integration costs of $5 million and $9 million for the three and six months ended March 28, 2015, respectively, and $8 million net proceeds and $28 million net costs related to a legacy Hillshire Brands plant fire for the three and six months ended March 28, 2015, respectively.
(b) Operating income in Other includes third-party merger and integration costs of $13 million and $9 million for the three months ended April 2, 2016, and March 28, 2015, respectively, and $18 million and $24 million for the six months ended April 2, 2016, and March 28, 2015, respectively.

The Chicken segment had sales of $4 million and $6 million in the second quarter of fiscal 2016 and 2015, respectively, and sales of $7 million for the first six months of fiscal 2016 and 2015, from transactions with other operating segments of the Company. The Beef segment had sales of $78 million and $77 million in the second quarter of fiscal 2016 and 2015, respectively, and sales of $150 million and $155 million in the first six months of fiscal 2016 and 2015, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $204 million and $194 million in the second quarter of fiscal 2016 and 2015, respectively, and sales of $435 million and $447 million in the first six months of fiscal 2016 and 2015, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
NOTE 16: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of April 2, 2016, was $41 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 12 years. The maximum potential amount of the residual value guarantees is $91 million, of which $84 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At April 2, 2016, and October 3, 2015, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of April 2, 2016, was approximately $380 million. The total receivables under these programs were $5 million at April 2, 2016. There were no receivables under these programs at October 3, 2015. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at April 2, 2016, and October 3, 2015.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At April 2, 2016, total amounts under these type of arrangements totaled $528 million.
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

•
Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007 - A jury trial was held involving our Storm Lake, Iowa pork plant which resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145. We appealed the jury's verdict and trial court's award to the Eighth Circuit Court of Appeals. The appellate court affirmed the jury verdict and judgment on August 25, 2014, and we filed a petition for rehearing on September 22, 2014, which was denied. We filed a petition for a writ of certiorari with the United States Supreme Court, which was granted on June 8, 2015, and oral arguments before the Supreme Court occurred on November 10, 2015. On March 22, 2016, the Supreme Court affirmed the appellate court’s rulings and remanded to the trial court to allocate the lump sum award among the class participants.

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

•
Dozier, Southerland, et al. v. The Hillshire Brands Company, E.D. North Carolina, September 2, 2014 - This case involves our Tarboro, North Carolina prepared foods plant. On March 25, 2016, the parties filed a joint motion for settlement totaling $425,000, which includes all of the plaintiffs’ attorneys’ fees and costs.

•
Awad, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., M.D. Tennessee, February 12, 2015 - This case involves our Goodlettsville, Tennessee case ready beef plant and is in its preliminary stages.

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint is filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In 2006, an arbitrator ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US$75 million)in damages and fees. The respondents appealed the arbitrator’s ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and its predecessors-in-interest in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US$7.4 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ motion for reconsideration and the settlement motion. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling, and the cases are now back before the NLRC, which will once again rule on the respondents’ appeals regarding the arbitrator’s 2006 ruling in favor of the complainants. In the meantime, the respondents reached a settlement with a group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company would pay each settling complainant PHP68,000 (approximately US$1,471) as long as the settlement is not challenged within sixty (60) days of approval. The settlement was approved by the NLRC on or around April 8, 2016, and we are now awaiting the NLRC’s decision on the pending appeal with respect to all non-settling complainants.

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
Overview

•
General – Our operating income grew 29% in the second quarter of fiscal 2016, which was led by record second quarter earnings in our Chicken and Pork segments and solid earnings in our Beef and Prepared Foods segments. Sales decreased 8% in the second quarter of fiscal 2016 primarily due to declining beef, pork and chicken prices, in addition to the sale of our Mexico chicken production operation in fiscal 2015. Sales volume increased 2.1% in the second quarter of fiscal 2016 when excluding the impact of the sale of our Mexico chicken production operation. We continued to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth for the future.

•
Integration – We continue to maintain focus on the integration of The Hillshire Brands Company ("Hillshire Brands") and synergy capture. As we execute our Prepared Foods strategy, we estimate the impact of the Hillshire Brands synergies, along with the profit improvement plan related to our legacy Prepared Foods business, will have a positive impact of more than $500 million in fiscal 2016 and more than $700 million in fiscal 2017. The majority of these benefits are expected to be realized in the Prepared Foods segment. We will invest a portion of the synergies in innovation, new product launches and strengthening our brands. In the second quarter of fiscal 2016, we captured an incremental $67 million of synergies above the $77 million realized in the second quarter of fiscal 2015, for a total of $144 million of synergies and profit improvement initiatives. For the first six months of fiscal 2016, we captured $128 million of incremental synergies above the $137 million captured for the first six months of fiscal 2015, for a total of $265 million of synergies realized in fiscal 2016.

•
Market Environment – Domestic protein production (chicken, beef, pork, and turkey) increased approximately 3% in the second quarter of fiscal 2016 over the same period in fiscal 2015, and we expect it to be up 2-3% for the full fiscal year. Export markets continue to be challenged, but we expect moderate growth in fiscal 2016. As a result, increased domestic availability could pressure protein pricing. Our Chicken segment delivered record second quarter results driven by favorable demand for our products, improved operational execution and lower feed costs. The Beef segment earnings improved as it experienced higher domestic availability of fed cattle supplies, which drove down livestock costs. The Pork segment’s operating margin was above its normalized range as domestic market conditions were favorable with increased live hog supplies which drove down livestock costs, as well as strong demand for our pork products. Our Prepared Foods segment delivered strong operating income as we continued to realize synergies and lower input costs.

•	Margins – Our total operating margin was 7.7% in the second quarter of fiscal 2016. Operating margins by segment were as follows:

•	Chicken – 12.7%

•	Beef – 1.3%

•	Pork – 11.8%

•	Prepared Foods – 10.9%

•
Liquidity – We generated $1.1 billion of operating cash flows for the first six months of fiscal 2016. At April 2, 2016, we had approximately $1.2 billion of liquidity, which includes availability under our revolving credit facility and $254 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net income attributable to Tyson	$432	$310	$893	$619
Net income attributable to Tyson – per diluted share	1.10	0.75	2.25	1.49
Second quarter and Six months – Fiscal 2016 – Net income attributable to Tyson included the following item:

•	$12 million, or ($0.03) per diluted share, related to recognition of previously unrecognized tax benefits.
Second quarter – Fiscal 2015 – Net income attributable to Tyson included the following items:

•	$8 million, or ($0.02) per diluted share, of net insurance proceeds (net of costs) related to a legacy Hillshire Brands plant fire.

•	$14 million, or $0.02 per diluted share, related to the Hillshire Brands merger and integration costs.
Six months – Fiscal 2015 – Net income attributable to Tyson included the following items:

•	$28 million, or $0.04 per diluted share, of net costs (net of insurance proceeds) related to a legacy Hillshire Brands plant fire.

•	$33 million, or $0.05 per diluted share, related to the Hillshire Brands merger and integration costs.

•	$26 million, or ($0.06) per diluted share, related to recognition of previously unrecognized tax benefits.

Summary of Results
Sales

in millions	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Sales	$9,170	$9,979	$18,322	$20,796
Change in sales volume	(0.9)%		(4.0)%
Change in average sales price	(7.3)%		(8.2)%
Sales growth	(8.1)%		(11.9)%
Second quarter – Fiscal 2016 vs Fiscal 2015

•
Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $89 million primarily due to the sale of our Mexico chicken production operation in fiscal 2015. Excluding this impact, total company sales volume increased 2.1%. The Chicken, Beef and Pork segments each had an increase in sales volume, while sales volume was flat in the Prepared Foods segment.

•
Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $720 million. Each segment had a decrease in average sales price largely due to decreased pricing associated with lower beef, pork and chicken prices.

Six months – Fiscal 2016 vs Fiscal 2015

•
Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $838 million due to the sale of our Brazil and Mexico chicken production operations in fiscal 2015 along with the divestiture of our Heinold Hog Markets business in the first quarter of fiscal 2015. Excluding these impacts, total company sales volume increased 0.4%.

•
Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $1,636 million. Each segment had a decrease in average sales price largely due to decreased pricing associated with lower beef, pork and chicken prices.

Cost of Sales

in millions	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Cost of sales	$7,987	$8,990	$15,938	$18,851
Gross profit	$1,183	$989	$2,384	$1,945
Cost of sales as a percentage of sales	87.1%	90.1%	87.0%	90.6%
Second quarter – Fiscal 2016 vs Fiscal 2015

•	Cost of sales decreased $1.0 billion. Lower input cost per pound decreased cost of sales $922 million and lower sales volume decreased cost of sales $81 million.

•	The $922 million impact of lower input cost per pound was primarily driven by:

•	Decrease in live cattle costs of approximately $600 million in our Beef segment.

•	Decrease in live hog costs of approximately $100 million in our Pork segment.

•	Decrease in raw material and other input costs of approximately $95 million in our Prepared Foods segment.

•	Decrease in feed costs of approximately $80 million in our Chicken segment.

•	The $81 million impact of lower sales volume was primarily due to the sale of our Mexico chicken production operation in fiscal 2015.
Six months – Fiscal 2016 vs Fiscal 2015

•	Cost of sales decreased $2.9 billion. Lower input cost per pound decreased cost of sales $2.1 billion and lower sales volume decreased cost of sales $760 million.

•	The $2.1 billion impact of lower input cost per pound was primarily driven by:

•	Decrease in live cattle cost of approximately $1.3 billion in our Beef segment.

•	Decrease in live hog costs of approximately $340 million in our Pork segment.

•	Decrease in raw material and other input costs of approximately $220 million in our Prepared Foods segment.

•	Decrease in feed costs of approximately $140 million in our Chicken segment.

•
Increase due to net unrealized losses of $11 million in the first six months of fiscal 2016, compared to net unrealized gains of $61 million in the first six months of fiscal 2015, primarily due to our Chicken, Beef and Pork segment commodity risk management activities.

•	The $760 million impact of lower sales volume was due to the sale of our Brazil and Mexico chicken production operations in fiscal 2015.
Selling, General and Administrative

in millions	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Selling, general and administrative expense	$479	$442	$904	$889
As a percentage of sales	5.2%	4.4%	4.9%	4.3%
Second quarter – Fiscal 2016 vs Fiscal 2015

•	Increase of $25 million of employee costs including payroll and stock-based compensation.

•	Increase of $19 million related to planned advertising and sales promotions to drive growth.

•	Decrease of $7 million related to fiscal 2015 sale of our chicken production operations in Mexico.
Six months – Fiscal 2016 vs Fiscal 2015

•	Increase of $40 million of employee costs including payroll and stock-based compensation.

•	Increase of $35 million related to planned advertising and sales promotions to drive growth.

•	Decrease of $20 million in all other primarily related to professional fees and commissions.

•	Decrease of $18 million related to fiscal 2015 sale of our chicken production operations in Brazil and Mexico.

•	Decrease of $15 million of merger and integration costs.

•	Decrease of $7 million due to a reduction in expense related to our intangible assets.

Interest Expense

in millions	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Cash interest expense	$64	$72	$131	$147
Non-cash interest expense	—	(1)	—	1
Total interest expense	$64	$71	$131	$148
Second quarter and six months – Fiscal 2016 vs Fiscal 2015

•
Cash interest expense primarily included interest expense related to the coupon rates for senior notes and term loans and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease in cash interest expense in the second quarter and first six months of fiscal 2016 was primarily due to a reduction of our debt.

•	Non-cash interest expense primarily included amounts related to the amortization of debt issuance costs and discounts/premiums on note issuances, offset by interest capitalized.
Other (Income) Expense, net

in millions	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Total other (income) expense, net	$(3)	$(6)	$(4)	$(7)
Six months – Fiscal 2016

•	Included $5 million of equity earnings in joint ventures and $1 million in net foreign currency exchange losses.
Six months – Fiscal 2015

•	Included $3 million of equity earnings in joint ventures and $1 million in net foreign currency exchange gains.
Effective Tax Rate

Three Months Ended		Six Months Ended
April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
32.7%	35.6%	34.0%	32.4%
Second quarter and six months – Fiscal 2016 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction; and

•	decrease in tax reserves due to the expiration of statutes of limitations.
Second quarter and six months – Fiscal 2015 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction;

•	losses in foreign jurisdictions for which no benefit is recognized; and

•	decrease in tax reserves due to the expiration of statutes of limitations and settlements with taxing authorities.

Segment Results
We operate in four segments: Chicken, Beef, Pork, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment income.

in millions	Sales
	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Chicken	$2,737	$2,829	$5,373	$5,609
Beef	3,639	4,130	7,253	8,521
Pork	1,190	1,204	2,403	2,744
Prepared Foods	1,804	1,871	3,700	4,004
Other	86	222	185	527
Intersegment sales	(286)	(277)	(592)	(609)
Total	$9,170	$9,979	$18,322	$20,796

in millions	Operating Income (Loss)
	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Chicken	$347	$332	$705	$683
Beef	46	(20)	117	(26)
Pork	140	99	298	221
Prepared Foods	197	160	404	231
Other	(26)	(24)	(44)	(53)
Total	$704	$547	$1,480	$1,056
Second quarter – Fiscal 2015 – Operating income included the following items:

•
Operating income was increased by $3 million in the Prepared Foods segment due to $8 million of net insurance proceeds related to a legacy Hillshire Brands plant fire, offset by $5 million of merger and integration costs.

•	Operating income was reduced by $9 million in Other for third-party merger and integration costs.
Six months – Fiscal 2015 – Operating income included the following items:

•
Operating income was reduced by $37 million in the Prepared Foods segment due to $28 million of costs (net of insurance proceeds) related to a legacy Hillshire Brands plant fire and $9 million of merger and integration costs.

•	Operating income was reduced by $24 million in Other for third-party merger and integration costs.
Chicken Segment Results

in millions	Three Months Ended			Six Months Ended
	April 2, 2016	March 28, 2015	Change	April 2, 2016	March 28, 2015	Change
Sales	$2,737	$2,829	$(92)	$5,373	$5,609	$(236)
Sales volume change			1.7%			—%
Average sales price change			(4.9)%			(4.2)%
Operating income	$347	$332	$15	$705	$683	$22
Operating margin	12.7%	11.7%		13.1%	12.2%
Second quarter and six months – Fiscal 2016 vs Fiscal 2015

•
Sales Volume – Sales volume increased in the second quarter of fiscal 2016 as a result of stronger demand for our chicken products. For the first six months of fiscal 2016, sales volume was flat as demand for our chicken products was offset by optimizing mix and our buy versus grow strategy.

•	Average Sales Price – Average sales price decreased as feed ingredient costs declined, partially offset by mix changes.

•
Operating Income – Operating income increased due to improved operational execution and lower feed ingredient costs. Feed costs decreased $80 million and $140 million during the second quarter and first six months of fiscal 2016, respectively.

Beef Segment Results

in millions	Three Months Ended			Six Months Ended
	April 2, 2016	March 28, 2015	Change	April 2, 2016	March 28, 2015	Change
Sales	$3,639	$4,130	$(491)	$7,253	$8,521	$(1,268)
Sales volume change			2.8%			0.3%
Average sales price change			(14.2)%			(15.2)%
Operating income	$46	$(20)	$66	$117	$(26)	$143
Operating margin	1.3%	(0.5)%		1.6%	(0.3)%
Second quarter and six months – Fiscal 2016 vs Fiscal 2015

•
Sales Volume – Sales volume increased in the second quarter of fiscal 2016 due to an increase in live cattle processed as a result of higher fed cattle supplies. Sales volume increased for the six months of fiscal 2016 due to better demand for beef products despite a reduction in live cattle processed primarily due to the closure of our Denison, Iowa, facility in the fourth quarter of fiscal 2015.

•	Average Sales Price – Average sales price decreased due to higher domestic availability of fed cattle supplies, which drove down livestock costs.

•	Operating Income – Operating income increased due to more favorable market conditions associated with an increase in supply which drove down fed cattle costs.
Pork Segment Results

in millions	Three Months Ended			Six Months Ended
	April 2, 2016	March 28, 2015	Change	April 2, 2016	March 28, 2015	Change
Sales	$1,190	$1,204	$(14)	$2,403	$2,744	$(341)
Sales volume change			3.1%			(0.7)%
Average sales price change			(4.1)%			(11.8)%
Operating income	$140	$99	$41	$298	$221	$77
Operating margin	11.8%	8.2%		12.4%	8.1%
Second quarter and six months – Fiscal 2016 vs Fiscal 2015

•
Sales Volume – Sales volume increased in the second quarter of fiscal 2016 driven by better demand for our pork products. Sales volume decreased for the six months of fiscal 2016 due to the divestiture of our Heinold Hog Markets business in the first quarter of fiscal 2015. Excluding the impact of the divestiture, our sales volume grew 3.1% driven by better demand for pork products.

•	Average Sales Price – Live hog supplies increased, which drove down livestock cost and average sales price.

•	Operating Income – Operating income increased as we maximized our revenues relative to live hog markets and due to better plant utilization associated with higher volumes.

Prepared Foods Segment Results

in millions	Three Months Ended			Six Months Ended
	April 2, 2016	March 28, 2015	Change	April 2, 2016	March 28, 2015	Change
Sales	$1,804	$1,871	$(67)	$3,700	$4,004	$(304)
Sales volume change			(0.3)%			(4.0)%
Average sales price change			(3.3)%			(3.8)%
Operating income	$197	$160	$37	$404	$231	$173
Operating margin	10.9%	8.6%		10.9%	5.8%
Second quarter and six months – Fiscal 2016 vs Fiscal 2015

•
Sales Volume – Sales volume was relatively flat for the second quarter of fiscal 2016 but decreased for the first six months of fiscal 2016 due to a change in sales mix in addition to the carryover effect of the 2015 turkey avian influenza occurrence into the first half of fiscal 2016.

•	Average Sales Price – Average sales price decreased primarily due to a decline in input costs, partially offset by a change in product mix.

•
Operating Income – Operating income improved due to mix changes as well as lower input costs of approximately $95 million and $220 million for the second quarter and first six months of fiscal 2016, respectively. Additionally, Prepared Foods operating income was positively impacted by $111 million in synergies, of which $41 million was incremental synergies in the second quarter of fiscal 2016 above the $70 million of synergies realized in the second quarter of fiscal 2015. For the first six months of fiscal 2016, Prepared Foods was positively impacted by $206 million in synergies, of which $81 million was incremental synergies in fiscal 2016 above the $125 million of synergies realized in the first six months of fiscal 2015. The positive impact of these synergies to operating income were partially offset with heavy investments in innovation, new product launches and the strengthening of our brands.

Other Results

in millions	Three Months Ended			Six Months Ended
	April 2, 2016	March 28, 2015	Change	April 2, 2016	March 28, 2015	Change
Sales	$86	$222	$(136)	$185	$527	$(342)
Operating loss	$(26)	$(24)	$(2)	$(44)	$(53)	$9
Second quarter and six months – Fiscal 2016 vs Fiscal 2015

•
Sales – Sales decreased in the second quarter of fiscal 2016 due to the sale of our Mexico chicken production operation in fiscal 2015 and decreased for the first six months of fiscal 2016 due to the sale of our Brazil and Mexico chicken production operations in fiscal 2015.

•
Operating Loss – Operating loss increased in the second quarter of fiscal 2016 due to the sale of our Mexico chicken production operation in fiscal 2015, partially offset by improved performance in our China operation. Operating loss improved for the first six months of fiscal 2016 due to better performance at our China operation and reduced third-party merger and integration costs, partially offset by the sale of our Mexico chicken production operation.

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
Cash Flows from Operating Activities

in millions	Six Months Ended
	April 2, 2016	March 28, 2015
Net income	$895	$621
Non-cash items in net income:
Depreciation and amortization	348	347
Deferred income taxes	85	12
Other, net	18	36
Net changes in operating assets and liabilities	(241)	(208)
Net cash provided by operating activities	$1,105	$808

•	Cash flows associated with net changes in operating assets and liabilities for the six months ended:

•
April 2, 2016 – Decreased primarily due to lower accounts payable and increased inventory, partially offset by a decrease in accounts receivable. The decrease in accounts receivable and accounts payable is largely due to decreased raw material costs and timing of sales and payments. The increase in inventory is primarily due to seasonality and planned inventory builds.

•
March 28, 2015 – Decreased primarily due to lower accounts payable and accrued salaries, wages and benefits, partially offset by a decrease in accounts receivable. The change in accounts payable, accrued salaries, wages and benefits, and accounts receivable are primarily due to timing of payments and sales.

Cash Flows from Investing Activities

in millions	Six Months Ended
	April 2, 2016	March 28, 2015
Additions to property, plant and equipment	$(355)	$(435)
(Purchases of)/Proceeds from marketable securities, net	1	(2)
Proceeds from sale of businesses	—	142
Other, net	2	4
Net cash used for investing activities	$(352)	$(291)

•	Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2016 is expected to be approximately $850 million, and will include spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility.

•	Proceeds from sale of businesses primarily include proceeds, net of cash transferred, from the sale of the Brazil operation in the first quarter of fiscal 2015.

Cash Flows from Financing Activities

in millions	Six Months Ended
	April 2, 2016	March 28, 2015
Payments on debt	$(673)	$(715)
Borrowings on revolving credit facility	300	1,080
Payments on revolving credit facility	—	(905)
Purchases of Tyson Class A common stock	(826)	(150)
Dividends	(108)	(75)
Stock options exercised	78	34
Other, net	40	10
Net cash used for financing activities	$(1,189)	$(721)

•
During the first six months of fiscal 2016, we repaid the outstanding $638 million principal balance on our 2016 Notes. Additionally, we had borrowings on our revolver, which for the second quarter of fiscal 2016 totaled $300 million. We utilized our revolving credit facility to balance our cash position with the retirement of the 2016 Notes and changes in working capital.

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

•	Purchases of Tyson Class A stock included:

•	$778 million and $131 million of shares repurchased pursuant to our share repurchase program during the six months ended April 2, 2016, and March 28, 2015, respectively.

•	$48 million and $19 million of shares repurchased to fund certain obligations under our equity compensation programs during the six months ended April 2, 2016, and March 28, 2015, respectively.

•
We expect to continue repurchasing shares under our share repurchase program. As of April 2, 2016, 56.2 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements.

•	Subsequent to April 2, 2016, through May 6, 2016, we have repurchased $232 million, or approximately 3.5 million shares, of our common stock under our share repurchase program.

•	Dividends paid during the first six months of fiscal 2016 included a 50% increase to our fiscal 2015 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$254
Short-term investments					3
Revolving credit facility	September 2019	$1,250	$7	$300	943
Total liquidity					$1,200

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of leasing obligations and workers’ compensation insurance programs. Our maximum borrowing under the revolving credit facility during the first six months of fiscal 2016 was $300 million.

•	On May 5, 2016, we amended our existing 3-year tranche B term loan agreement which extends the maturity of the loan from April 2018 to April 2019.

•	We expect net interest expense will approximate $245 million for fiscal 2016.

•
At April 2, 2016, approximately $180 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our foreign subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. United States income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest the cash held by foreign subsidiaries permanently or to repatriate the cash only when it is tax efficient to do so.

•	Our current ratio was 1.89 to 1 and 1.52 to 1 at April 2, 2016, and October 3, 2015, respectively.
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
As of April 2, 2016, we had $300 million borrowed and $7 million of outstanding letters of credit issued under this facility, none of which were drawn upon, which left $943 million available for borrowing. Our revolving credit facility is funded by a syndicate of 42 banks, with commitments ranging from $0.3 million to $85 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At April 2, 2016, and October 3, 2015, the ratio of our net debt to EBITDA was 1.8x and 2.1x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures. The decrease in this ratio at April 2, 2016, was mainly due to increased EBITDA during the first six months of fiscal 2016.
Credit Ratings
Revolving Credit Facility
Standard & Poor's Rating Services, a Standard & Poor's Financial Services LLC business (S&P), credit rating for Tyson Foods, Inc.'s senior unsecured long-term debt is "BBB." Moody’s Investor Service, Inc. (Moody's) senior unsecured, long-term debt rating for Tyson Foods, Inc. is "Baa3." Fitch Ratings, a wholly owned subsidiary of Fimalac, S.A. (Fitch), senior unsecured long-term debt rating for Tyson Foods, Inc. is "BBB." The below table outlines the fees paid on the unused portion of the facility (Facility Fee Rate) and letter of credit fees (Undrawn Letter of Credit Fee and Borrowing Spread) depending on the rating levels of Tyson Foods, Inc. from S&P, Moody's and Fitch.

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
We were in compliance with all debt covenants at April 2, 2016.

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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of April 2, 2016, and October 3, 2015, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	April 2, 2016	October 3, 2015
Livestock:
Cattle	$23	$13
Hogs	17	12
Grain	27	3
Interest Rate Risk: At April 2, 2016, we had variable rate debt of $1,357 million with a weighted average interest rate of 1.8%. A hypothetical 10% increase in interest rates effective at April 2, 2016, and October 3, 2015, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At April 2, 2016, we had fixed-rate debt of $4,992 million with a weighted average interest rate of 4.1%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $78 million at April 2, 2016, and $87 million at October 3, 2015. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at April 2, 2016, and October 3, 2015, related to the foreign exchange forward and option contracts would have a $3 million impact, on pretax income.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2015 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2015 Annual Report.
EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Six Months Ended		Fiscal Year Ended	Twelve Months Ended
	April 2, 2016	March 28, 2015	October 3, 2015	April 2, 2016

Net income	$895	$621	$1,224	$1,498
Less: Interest income	(3)	(3)	(9)	(9)
Add: Interest expense	131	148	293	276
Add: Income tax expense	461	297	697	861
Add: Depreciation	305	296	609	618
Add: Amortization (a)	39	46	92	85
EBITDA	$1,828	$1,405	$2,906	$3,329

Total gross debt			$6,725	$6,349
Less: Cash and cash equivalents			(688)	(254)
Less: Short-term investments			(2)	(3)
Total net debt			$6,035	$6,092

Ratio Calculations:
Gross debt/EBITDA			2.3x	1.9x
Net debt/EBITDA			2.1x	1.8x

(a)
Excludes the amortization of debt discount expense of $4 million and $5 million for the six months ended April 2, 2016, and March 28, 2015, respectively, $10 million for the fiscal year ended October 3, 2015, and $9 million for the twelve months ended April 2, 2016, as it is included in Interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of April 2, 2016, our disclosure controls and procedures were effective.
In the second quarter ended April 2, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan. 3, 2016 to Jan. 30, 2016	4,361,038		$51.87	4,261,532		9,242,017
Jan. 31, 2016 to Mar. 5, 2016	1,882,709		62.87	1,725,800		57,516,217
Mar. 6, 2016 to Apr. 2, 2016	1,416,986		66.88	1,360,809		56,155,408
Total	7,660,733	(2)	$57.35	7,348,141	(3)	56,155,408

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

(2)
We purchased 312,592 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 308,528 shares purchased in open market transactions and 4,064 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
Amendment No. 1 to Term Loan Agreement
On May 5, 2016, we and Bank of America, N.A. entered into an amendment of an April 7, 2015 term loan agreement under which we borrowed a principal amount of $500 million. The amendment extended the maturity date of the borrowing from April 7, 2018, to April 7, 2019, and added a Eurocurrency borrowing rate floor of zero in the event we subsequently agree to include a Eurocurrency borrowing rate floor of zero in our $1.25 billion revolving credit agreement dated September 25, 2014. The foregoing description of the amendment is summary in nature and is qualified in its entirety by reference to the amendment itself, a copy of which is attached hereto as Exhibit 10.1, and incorporated herein by reference.
Grant of Non-Qualified Stock Options
The Compensation and Leadership Development Committee (Committee) of the Company's Board of Directors adopted a procedure in 2006 to grant non-qualified stock options on the fourth (4th) business day immediately following the date of our release of fiscal year-end earnings to the public, with such options to be granted at the closing price on the date of grant. At the April 28, 2016 meeting, the Committee approved resolutions stating earnings for fiscal 2016 are currently expected to be released November 21, 2016, and options shall be granted on the 4th business day after earnings are released, making the expected option grant date November 28, 2016. The resolutions further stated that if the earnings release date for fiscal 2016 is changed, the option grant date shall also be appropriately changed to fall on the 4th business day after the announcement of the earnings.

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

10.1	Amendment No. 1 to Term Loan Agreement, dated as of May 5, 2016, by and between the Company and Bank of America, N.A as lender.

10.2	Employment Agreement, dated April 25, 2016, by and between the Company and Monica McGurk.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April, 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: May 9, 2016	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: May 9, 2016	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Amendment No. 1 to Term Loan Agreement, dated as of May 5, 2016, by and between the Company and Bank of America, N.A.

10.2	Employment Agreement, dated April 25, 2016, by and between the Company and Monica McGurk.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April, 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.