Form 10-Q
period 2016-07-02
TYSON FOODS INC
filed 2016-08-08
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 2, 2016.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	297,446,228
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,755

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Sales	$9,403	$10,071	$27,725	$30,867
Cost of Sales	8,179	9,085	24,117	27,936
Gross Profit	1,224	986	3,608	2,931
Selling, General and Administrative	457	423	1,361	1,312
Operating Income	767	563	2,247	1,619
Other (Income) Expense:
Interest income	(2)	(3)	(5)	(6)
Interest expense	60	73	191	221
Other, net	(2)	(25)	(6)	(32)
Total Other (Income) Expense	56	45	180	183
Income before Income Taxes	711	518	2,067	1,436
Income Tax Expense	226	174	687	471
Net Income	485	344	1,380	965
Less: Net Income Attributable to Noncontrolling Interests	1	1	3	3
Net Income Attributable to Tyson	$484	$343	$1,377	$962
Weighted Average Shares Outstanding:
Class A Basic	312	335	318	335
Class B Basic	70	70	70	70
Diluted	388	414	394	414
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.29	$0.86	$3.61	$2.41
Class B Basic	$1.17	$0.78	$3.28	$2.20
Diluted	$1.25	$0.83	$3.50	$2.32
Dividends Declared Per Share:
Class A	$0.150	$0.100	$0.500	$0.325
Class B	$0.135	$0.090	$0.450	$0.293
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net Income	$485	$344	$1,380	$965
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	2	1	2	1
Investments	—	(12)	—	(1)
Currency translation	(2)	2	3	(17)
Postretirement benefits	(2)	—	(5)	7
Total Other Comprehensive Income (Loss), Net of Taxes	(2)	(9)	—	(10)
Comprehensive Income	483	335	1,380	955
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	1	3	3
Comprehensive Income Attributable to Tyson	$482	$334	$1,377	$952
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	July 2, 2016	October 3, 2015
Assets
Current Assets:
Cash and cash equivalents	$197	$688
Accounts receivable, net	1,599	1,620
Inventories	2,918	2,878
Other current assets	167	195
Total Current Assets	4,881	5,381
Net Property, Plant and Equipment	5,157	5,176
Goodwill	6,669	6,667
Intangible Assets, net	5,104	5,168
Other Assets	599	612
Total Assets	$22,410	$23,004

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$79	$715
Accounts payable	1,466	1,662
Other current liabilities	1,168	1,158
Total Current Liabilities	2,713	3,535
Long-Term Debt	6,099	6,010
Deferred Income Taxes	2,486	2,449
Other Liabilities	1,306	1,304
Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 363 million shares	36	35
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,343	4,307
Retained earnings	8,010	6,813
Accumulated other comprehensive loss	(90)	(90)
Treasury stock, at cost – 65 million shares at July 2, 2016, and 47 million shares at October 3, 2015	(2,515)	(1,381)
Total Tyson Shareholders’ Equity	9,791	9,691
Noncontrolling Interests	15	15
Total Shareholders’ Equity	9,806	9,706
Total Liabilities and Shareholders’ Equity	$22,410	$23,004
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	July 2, 2016	June 27, 2015
Cash Flows From Operating Activities:
Net income	$1,380	$965
Depreciation and amortization	526	524
Deferred income taxes	61	16
Other, net	45	57
Net changes in operating assets and liabilities	(139)	110
Cash Provided by Operating Activities	1,873	1,672
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(515)	(636)
Purchases of marketable securities	(30)	(24)
Proceeds from sale of marketable securities	28	43
Proceeds from sale of businesses	—	165
Other, net	15	26
Cash Used for Investing Activities	(502)	(426)
Cash Flows From Financing Activities:
Payments on debt	(694)	(1,485)
Proceeds from issuance of long-term debt	1	501
Borrowings on revolving credit facility	675	1,345
Payments on revolving credit facility	(525)	(1,345)
Purchases of Tyson Class A common stock	(1,293)	(197)
Dividends	(162)	(110)
Stock options exercised	89	71
Other, net	42	17
Cash Used for Financing Activities	(1,867)	(1,203)
Effect of Exchange Rate Changes on Cash	5	(10)
Increase (Decrease) in Cash and Cash Equivalents	(491)	33
Cash and Cash Equivalents at Beginning of Year	688	438
Cash and Cash Equivalents at End of Period	$197	$471
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
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of July 2, 2016, and the results of operations for the three and nine months ended July 2, 2016, and June 27, 2015. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows and impact on earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted and the application of the guidance requires various transition methods depending on the specific amendment. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
In January 2016, the FASB issued guidance that requires most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The guidance also impacts financial liabilities under the fair value option and the presentation and disclosure requirements on the classification and measurement of financial instruments. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. It should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, unless, equity securities do not have readily determinable fair values, in which case, the amendments should be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
To better align our overall production capacity with then-current cattle supplies, we ceased beef operations at our Denison, Iowa, plant in fiscal 2015. As a result, we recorded $12 million in closure and impairment charges during the fourth quarter of fiscal 2015. These charges impacted the Beef segment’s operating income and were reflected in Cost of Sales in our Consolidated Condensed Statements of Income.
In the fourth quarter of fiscal 2015, we recorded a $59 million impairment and other related charges associated with a Prepared Foods project designed to optimize the combined Tyson and Hillshire Brands network capacity and to enhance manufacturing efficiencies for the future. These charges were reflected in the Prepared Foods segment’s operating income in the fourth quarter of fiscal 2015, of which $49 million was included in the Consolidated Condensed Statements of Income in Cost of Sales and $10 million was included in the Consolidated Condensed Statements of Income in Selling, General and Administrative. As a result of this project, we sold our Chicago, Illinois, hospitality plant in June 2016 and closed our Jefferson, Wisconsin, plant in July 2016. The sale of our Chicago, Illinois, plant and closure of our Jefferson, Wisconsin, plant did not have a significant impact on the Company's operating results.
Additionally, in the third quarter of fiscal 2015, as part of our ongoing efforts to increase efficiencies in our Chicken business, we closed our Buena Vista, Georgia, plant. The closure costs did not have a significant impact on the Company's operating results.

NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
At July 2, 2016, 62% of the cost of inventories was determined by first-in, first-out ("FIFO") method as compared to 63% at October 3, 2015. The remaining cost of inventories for both periods is determined by the weighted-average method.
The following table reflects the major components of inventory (in millions):

	July 2, 2016	October 3, 2015
Processed products	$1,559	$1,631
Livestock	933	831
Supplies and other	426	416
Total inventory	$2,918	$2,878
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	July 2, 2016	October 3, 2015
Land	$126	$122
Buildings and leasehold improvements	3,640	3,581
Machinery and equipment	6,707	6,452
Land improvements and other	291	286
Buildings and equipment under construction	347	375
	11,111	10,816
Less accumulated depreciation	5,954	5,640
Net property, plant and equipment	$5,157	$5,176
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	July 2, 2016	October 3, 2015
Accrued salaries, wages and benefits	$490	$478
Accrued marketing, advertising and promotion expense	202	192
Other	476	488
Total other current liabilities	$1,168	$1,158

NOTE 6: DEBT
The major components of debt are as follows (in millions):

	July 2, 2016	October 3, 2015
Revolving credit facility	$150	$—
Senior notes:
6.60% Senior notes due April 2016 (2016 Notes)	—	638
7.00% Notes due May 2018	120	120
2.65% Notes due August 2019 (2019 Notes)	1,000	1,000
4.10% Notes due September 2020	284	285
4.50% Senior notes due June 2022 (2022 Notes)	1,000	1,000
3.95% Notes due August 2024 (2024 Notes)	1,250	1,250
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032	163	163
4.88% Notes due August 2034 (2034 Notes)	500	500
5.15% Notes due August 2044 (2044 Notes)	500	500
Discount on senior notes	(9)	(10)
Term loans:
Tranche B due April 2019 (1.63% at 7/2/2016)	500	500
Tranche B due August 2019 (2.00% at 7/2/2016)	552	552
Amortizing notes - tangible equity units (see Note 7: Equity)	88	140
Other	62	69
Total debt	6,178	6,725
Less current debt	79	715
Total long-term debt	$6,099	$6,010
Revolving Credit Facility
We have a $1.25 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in September 2019. After reducing for the amount borrowed and outstanding letters of credit issued under this facility, the amount available for borrowing at July 2, 2016, was $1,093 million. At July 2, 2016, we had outstanding letters of credit issued under this facility totaling $7 million, none of which were drawn upon. We had an additional $91 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing obligations and workers’ compensation insurance programs.
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
Term Loans
On May 5, 2016, we amended our existing $500 million tranche B term loan agreement which extended the maturity of the loan from April 2018 to April 2019.
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
We were in compliance with all debt covenants at July 2, 2016.
NOTE 7: EQUITY
Share Repurchases
On February 4, 2016, our Board of Directors approved an increase of 50 million shares authorized for repurchase under our share repurchase program. As of July 2, 2016, 49.1 million shares remained available for repurchases under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.
A summary of share repurchases of our Class A stock is as follows (in millions):

	Three Months Ended				Nine Months Ended
	July 2, 2016		June 27, 2015		July 2, 2016		June 27, 2015
	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	7.1	$457	0.9	$37	22.0	$1,235	4.2	$168
To fund certain obligations under equity compensation plans	0.1	10	0.2	10	1.2	58	0.6	29
Total share repurchases	7.2	$467	1.1	$47	23.2	$1,293	4.8	$197
Subsequent to July 2, 2016, through August 5, 2016, we repurchased $380 million, or approximately 5.4 million shares, of our common stock under our share repurchase program.
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

During the first nine months of fiscal 2016, holders settled 16.2 million purchase contracts and, in exchange, the Company issued 17.2 million shares of its Class A common stock. Upon early settlement of these purchase contracts, the corresponding amortizing notes remain outstanding and beneficially owned by the holders that settled purchase contracts early. As of July 2, 2016, 13.8 million TEU's remained outstanding. The remaining TEUs will continue to be held pursuant to their original terms and conditions, including automatic settlement on July 15, 2017, as described above. As a result of the purchase contracts tendered in the first nine months of fiscal 2016, our remaining obligation is to deliver between a minimum of 14.7 million shares and a maximum of 18.4 million shares of our Class A stock, subject to adjustment, based upon the Applicable Market Value (as defined below) of our Class A stock as described below:

•
If the Applicable Market Value is equal to or greater than the conversion price of $46.95 per share, we will deliver 1.0649 shares of Class A stock per purchase contract, or a minimum of 14.7 million Class A shares.

•
If the Applicable Market Value is greater than the reference price of $37.56 but less than the conversion price of $46.95 per share, we will deliver a number of shares per purchase contract equal to $50, divided by the Applicable Market Value.

•
If the Applicable Market Value is less than or equal to the reference price of $37.56 per share, we will deliver 1.3313 shares of Class A stock per purchase contract, or a maximum of 18.4 million Class A shares.

The "Applicable Market Value" means the average of the closing prices of our Class A stock on each of the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding July 15, 2017.
On June 15, 2016, we paid our quarterly dividend to shareholders of record at June 1, 2016, equal to $0.15 per share on our Class A stock. The amount of the distribution exceeded the $0.075 per share dividend threshold amount. Consequently, the settlement rates, reference price and conversion price were adjusted and are reflected above.
The TEUs have a dilutive effect on our earnings per share. The 14.7 million minimum shares to be issued are included in the calculation of Class A Basic weighted average shares. The 3.7 million share difference between the minimum shares and the 18.4 million maximum shares are potentially dilutive securities, and accordingly, are included in our diluted earnings per share on a pro rata basis to the extent the Applicable Market Value is higher than the reference price but is less than the conversion price at period end.
NOTE 8: INCOME TAXES
The effective tax rate was 31.8% and 33.6% for the third quarter of fiscal 2016 and 2015, respectively and 33.2% and 32.8% for the first nine months of fiscal 2016 and 2015, respectively. The effective tax rates for the third quarter and first nine months of fiscal 2016 and fiscal 2015 were impacted by such items as the domestic production deduction, state income taxes and losses in foreign jurisdictions for which no benefit is recognized. In addition, changes in tax reserves resulting from the expiration of statutes of limitations and settlements with taxing authorities reduced the effective tax rate for the third quarter of fiscal 2016 by 1.1% and the first nine months of fiscal 2016 and 2015 by 1.4% and 2.3%, respectively.
Unrecognized tax benefits were $301 million and $306 million at July 2, 2016, and October 3, 2015, respectively.
We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $34 million primarily due to expiration of statutes of limitations in various jurisdictions.
NOTE 9: OTHER INCOME AND CHARGES
During the first nine months of fiscal 2016, we recorded $8 million of equity earnings in joint ventures and $3 million in net foreign currency exchange losses, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the first nine months of fiscal 2015, we recorded $7 million of equity earnings in joint ventures, $1 million in net foreign currency exchange gains and $21 million of gains on the sale of equity securities, which were recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Numerator:
Net income	$485	$344	$1,380	$965
Less: Net income attributable to noncontrolling interests	1	1	3	3
Net income attributable to Tyson	484	343	1,377	962
Less dividends declared:
Class A	45	30	149	99
Class B	9	6	31	20
Undistributed earnings	$430	$307	$1,197	$843

Class A undistributed earnings	$358	$258	$999	$709
Class B undistributed earnings	72	49	198	134
Total undistributed earnings	$430	$307	$1,197	$843
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	312	335	318	335
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	6	5	6	5
Tangible equity units	—	4	—	4
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	388	414	394	414

Net income per share attributable to Tyson:
Class A basic	$1.29	$0.86	$3.61	$2.41
Class B basic	$1.17	$0.78	$3.28	$2.20
Diluted	$1.25	$0.83	$3.50	$2.32
We had no stock-based compensation shares that were antidilutive for each of the three and nine months ended July 2, 2016. Approximately 5 million of our stock-based compensation shares were antidilutive for each of the three and nine months ended June 27, 2015. These shares were not included in the diluted earnings per share calculation.
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

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at July 2, 2016.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments (in millions, except soy meal tons):

	Metric	July 2, 2016	October 3, 2015
Commodity:
Corn	Bushels	109	18
Soy meal	Tons	418,000	284,900
Live cattle	Pounds	43	102
Lean hogs	Pounds	305	166
Foreign currency	United States dollar	$43	$42
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three and nine months ended July 2, 2016, and June 27, 2015. As of July 2, 2016, the net amounts expected to be reclassified into earnings within the next 12 months are pretax gains of $1 million. During the three and nine months ended July 2, 2016, and June 27, 2015, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	July 2, 2016	June 27, 2015		July 2, 2016	June 27, 2015
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$2	$(1)	Cost of sales	$(1)	$(1)
Foreign exchange contracts	—	—	Other income/expense	—	—
Total	$2	$(1)		$(1)	$(1)

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Nine Months Ended			Nine Months Ended
	July 2, 2016	June 27, 2015		July 2, 2016	June 27, 2015
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$—	$(3)	Cost of sales	$(3)	$(5)
Foreign exchange contracts	—	—	Other income/expense	—	—
Total	$—	$(3)		$(3)	$(5)
Fair Value Hedges
We designate certain derivative contracts as fair value hedges of firm commitments to purchase livestock for harvest. Our objective of these hedges is to minimize the risk of changes in fair value created by fluctuations in commodity prices associated with fixed price livestock firm commitments. For these derivative instruments we designate and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. We include the gain or loss on the hedged items (i.e., livestock purchase firm commitments) in the same line item, Cost of Sales, as the offsetting gain or loss on the related livestock forward position.

					in millions
	Consolidated Condensed Statements of Income Classification	Three Months Ended		Nine Months Ended
		July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Gain (Loss) on forwards	Cost of sales	$19	$9	$58	$1
Gain (Loss) on purchase contract	Cost of sales	(19)	(9)	(58)	(1)
Ineffectiveness related to our fair value hedges was not significant for the three and nine months ended July 2, 2016, and June 27, 2015.
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

The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain (Loss) Recognized in Earnings		Gain (Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(20)	$(2)	$(27)	$(10)
Commodity contracts	Cost of sales	44	—	36	(34)
Foreign exchange contracts	Other income/expense	—	1	1	(3)
Total		$24	$(1)	$10	$(47)
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

July 2, 2016	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative financial instruments:
Designated as hedges	$—	$25	$—	$(3)	$22
Undesignated	—	46	—	(28)	18
Available-for-sale securities:
Current	—	2	2	—	4
Non-current	—	36	57	—	93
Deferred compensation assets	8	234	—	—	242
Total assets	$8	$343	$59	$(31)	$379
Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$7	$—	$(7)	$—
Undesignated	—	52	—	(52)	—
Total liabilities	$—	$59	$—	$(59)	$—

October 3, 2015	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative financial instruments:
Designated as hedges	$—	$52	$—	$(35)	$17
Undesignated	—	9	—	(9)	—
Available-for-sale securities:
Current	—	1	1	—	2
Non-current	—	33	60	—	93
Deferred compensation assets	9	222	—	—	231
Total assets	$9	$317	$61	$(44)	$343
Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$2	$—	$(2)	$—
Undesignated	—	49	—	(47)	2
Total liabilities	$—	$51	$—	$(49)	$2

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At July 2, 2016, and October 3, 2015, we had posted with various counterparties $28 million and $5 million, respectively, of cash collateral related to our commodity derivatives and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Nine Months Ended
	July 2, 2016	June 27, 2015
Balance at beginning of year	$61	$67
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases	12	13
Issuances	—	—
Settlements	(14)	(19)
Balance at end of period	$59	$61
Total gains (losses) for the nine-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	July 2, 2016			October 3, 2015
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$38	$38	$—	$33	$34	$1
Corporate and asset-backed	58	59	1	60	61	1

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for the three and nine months ended July 2, 2016, and June 27, 2015. No other than temporary losses were deferred in OCI as of July 2, 2016, and October 3, 2015.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three or nine months ended July 2, 2016, and June 27, 2015.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	July 2, 2016		October 3, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$6,560	$6,178	$6,900	$6,725

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three and nine months ended July 2, 2016, and June 27, 2015, are as follows (in millions):

	Pension Plans
	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Service cost	$4	$5	$11	$13
Interest cost	18	21	56	63
Expected return on plan assets	(16)	(25)	(49)	(75)
Amortization of:
Net actuarial loss	2	1	5	4
Settlement (gain) loss (a)	—	—	(12)	8
Net periodic cost	$8	$2	$11	$13

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Service cost	$—	$2	$—	$4
Interest cost	1	2	3	5
Amortization of:
Net actuarial (gain) loss	(5)	6	(14)	6
Prior service credit	(4)	—	(13)	—
Net periodic cost (credit)	$(8)	$10	$(24)	$15
(a) We made lump-sum settlement payments using plan assets of $265 million and $18 million for the nine months ended July 2, 2016, and June 27, 2015, respectively, to certain deferred vested participants within our qualified pension plans.
We contributed $1 million and $3 million to our pension plans for the three months ended July 2, 2016, and June 27, 2015, respectively. We contributed $54 million and $12 million to our pension plans for the nine months ended July 2, 2016, and June 27, 2015, respectively. We expect to contribute an additional $9 million during the remainder of fiscal 2016. The amount of contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2016 may differ from the current estimate.
NOTE 14: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended						Nine Months Ended
	July 2, 2016			June 27, 2015			July 2, 2016			June 27, 2015
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to cost of sales	$1	$—	$1	$1	$—	$1	$3	$(1)	$2	$5	$(2)	$3
Unrealized gain (loss)	2	(1)	1	(1)	1	—	—	—	—	(3)	1	(2)

Investments:
(Gain) loss reclassified to other income/expense	—	—	—	(21)	8	(13)	—	—	—	(21)	8	(13)
Unrealized gain (loss)	(1)	1	—	1	—	1	(1)	1	—	20	(8)	12

Currency translation:
Translation loss reclassified to cost of sales (a)	—	—	—	—	—	—	—	—	—	37	(1)	36
Translation adjustment	(2)	—	(2)	1	1	2	3	—	3	(63)	10	(53)

Postretirement benefits	(3)	1	(2)	—	—	—	(9)	4	(5)	10	(3)	7
Total other comprehensive income (loss)	$(3)	$1	$(2)	$(19)	$10	$(9)	$(4)	$4	$—	$(15)	$5	$(10)
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
We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs which are included in Other.
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended				Nine Months Ended
	July 2, 2016		June 27, 2015		July 2, 2016		June 27, 2015
Sales:
Chicken	$2,743		$2,757		$8,116		$8,366
Beef	3,783		4,305		11,036		12,826
Pork	1,271		1,207		3,674		3,951
Prepared Foods	1,809		1,810		5,509		5,814
Other	99		244		284		771
Intersegment sales	(302)		(252)		(894)		(861)
Total sales	$9,403		$10,071		$27,725		$30,867

Operating income (loss):
Chicken	$380		$313		$1,085		$996
Beef	91		(7)		208		(33)
Pork	122		64		420		285
Prepared Foods	197		207	(a)	601		438	(a)
Other	(23)	(b)	(14)	(b)	(67)	(b)	(67)	(b)
Total operating income	767		563		2,247		1,619

Total other (income) expense	56		45	(c)	180		183	(c)

Income before income taxes	$711		$518		$2,067		$1,436
(a) Includes merger and integration costs of $1 million and $10 million for the three and nine months ended June 27, 2015, respectively, and $11 million net proceeds and $17 million net costs related to a legacy Hillshire Brands plant fire for the three and nine months ended June 27, 2015, respectively.
(b) Other includes third-party merger and integration costs of $11 million and $15 million for the three months ended July 2, 2016, and June 27, 2015, respectively, and $29 million and $39 million for the nine months ended July 2, 2016, and June 27, 2015, respectively.
(c) Other (income) expense includes a $21 million gain on the sale of equity securities for the three and nine months ended June 27, 2015.

The Chicken segment had sales of $8 million and $6 million in the third quarter of fiscal 2016 and 2015, respectively, and sales of $15 million and $13 million in the first nine months of fiscal 2016 and 2015, respectively, from transactions with other operating segments of the Company. The Beef segment had sales of $90 million and $93 million in the third quarter of fiscal 2016 and 2015, respectively, and sales of $240 million and $248 million in the first nine months of fiscal 2016 and 2015, respectively, from transactions with other operating segments of the Company. The Pork segment had sales of $204 million and $153 million in the third quarter of fiscal 2016 and 2015, respectively, and sales of $639 million and $600 million in the first nine months of fiscal 2016 and 2015, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
NOTE 16: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of July 2, 2016, was $42 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 12 years. The maximum potential amount of the residual value guarantees is $91 million, of which $84 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At July 2, 2016, and October 3, 2015, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of July 2, 2016, was approximately $380 million. The total receivables under these programs were $2 million at July 2, 2016. There were no receivables under these programs at October 3, 2015. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at July 2, 2016, and October 3, 2015.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At July 2, 2016, total amounts under these type of arrangements totaled $528 million.
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
Below are the details of six lawsuits involving our beef, pork and prepared foods plants in which certain present and past employees allege that we failed to compensate them for the time it takes to engage in pre- and post-shift activities, such as changing into and out of protective and sanitary clothing and walking to and from the changing area, work areas and break areas in violation of the Fair Labor Standards Act and various state laws. The plaintiffs seek back wages, liquidated damages, pre- and post-judgment interest, attorneys’ fees and costs. Each case is proceeding in its jurisdiction.

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

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint is filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In 2006, an labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US$73 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US$7.3 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases are now back before the NLRC, which will once again rule on the respondents’ appeals regarding the labor arbiter’s 2006 ruling in favor of the complainants. In the meantime, the respondents reached a settlement with a group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company would pay each settling complainant PHP68,000 (approximately US$1,440). The settlement was approved by the NLRC on or around April 8, 2016, and certain motions for reconsideration relating thereto were resolved on June 30, 2016. If there are no further appeals or motions for reconsideration, The Hillshire Brands Company will make the payments associated with the settlement. In the meantime, The Hillshire Brands Company awaits the NLRC’s decision on the pending appeal with respect to all non-settling complainants.

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
Overview

•
General – Our operating income grew 36% in the third quarter of fiscal 2016, which was led by the Beef segment's $98 million improvement in operating income and record earnings in our Chicken segment, as well as continued strong performance in the Prepared Foods and Pork segments. Sales decreased 7% in the third quarter of fiscal 2016 primarily due to declining beef prices, in addition to the sale of our Mexico chicken production operation in fiscal 2015. Sales volume increased 0.3% in the third quarter of fiscal 2016 when excluding the impact of the sale of our Mexico chicken production operation. We continued to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth for the future.

•
Integration – We continue to maintain focus on the integration of The Hillshire Brands Company ("Hillshire Brands") and synergy capture. As we continue to execute our Prepared Foods strategy, we estimate the impact of the Hillshire Brands synergies, along with the profit improvement plan related to our legacy Prepared Foods business, will have a positive impact of approximately $700 million in fiscal 2017. The majority of these benefits are expected to be realized in the Prepared Foods segment. We will continue to invest a portion of the synergies in innovation, new product launches and supporting the growth of our brands. In the third quarter of fiscal 2016, we captured an incremental $63 million of synergies above the $87 million realized in the third quarter of fiscal 2015, for a total of $150 million of synergies and profit improvement initiatives. For the first nine months of fiscal 2016, we captured $191 million of incremental synergies above the $224 million captured for the first nine months of fiscal 2015, for a total of $415 million of synergies realized in fiscal 2016.

•
Market Environment – Domestic protein production (chicken, beef, pork, and turkey) increased approximately 3% in the third quarter of fiscal 2016 over the same period in fiscal 2015, and we expect it to be up 2-3% for the full fiscal year. Export market conditions continue to be challenged. Our Chicken segment delivered record results in the third quarter driven by favorable demand for our products, improved operational execution and lower feed costs. The Beef segment earnings improved as it experienced higher domestic availability of beef supplies, which drove down livestock costs. The Pork segment’s operating margin was above its normalized range as domestic market conditions were favorable as we were able to maximize our revenues relative to the live hog markets. Our Prepared Foods segment delivered strong operating income as we continued to realize synergies and lower input costs, partially offset with higher promotional spending.

•	Margins – Our total operating margin was 8.2% in the third quarter of fiscal 2016. Operating margins by segment were as follows:

•	Chicken – 13.9%

•	Beef – 2.4%

•	Pork – 9.6%

•	Prepared Foods – 10.9%

•
Liquidity – We generated $1.9 billion of operating cash flows for the first nine months of fiscal 2016. At July 2, 2016, we had approximately $1.3 billion of liquidity, which includes availability under our revolving credit facility and $197 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income attributable to Tyson	$484	$343	$1,377	$962
Net income attributable to Tyson – per diluted share	1.25	0.83	3.50	2.32
Third quarter – Fiscal 2016 – Net income attributable to Tyson included the following item:

•	$15 million, or $0.04 per diluted share, related to recognition of previously unrecognized tax benefits and audit settlement.
Nine months – Fiscal 2016 – Net income attributable to Tyson included the following item:

•	$27 million, or $0.07 per diluted share, related to recognition of previously unrecognized tax benefits and audit settlement.
Third quarter – Fiscal 2015 – Net income attributable to Tyson included the following items:

•	$21 million, or $0.03 per diluted share, related to a gain on sale of equity securities.

•	$16 million, or ($0.02) per diluted share, related to the Hillshire Brands merger and integration costs.

•	$11 million, or $0.02 per diluted share, of net insurance proceeds (net of costs) related to a legacy Hillshire Brands plant fire
Nine months – Fiscal 2015 – Net income attributable to Tyson included the following items:

•	$49 million, or ($0.07) per diluted share, related to the Hillshire Brands merger and integration costs.

•	$26 million, or $0.06 per diluted share, related to recognition of previously unrecognized tax benefits.

•	$21 million, or $0.03 per diluted share, related to a gain on sale of equity securities.

•	$17 million, or ($0.02) per diluted share, of net costs (net of insurance proceeds) related to a legacy Hillshire Brands plant fire.

Summary of Results
Sales

in millions	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Sales	$9,403	$10,071	$27,725	$30,867
Change in sales volume	(2.7)%	3.4%	(3.6)%	4.5%
Change in average sales price	(4.1)%	0.6%	(6.9)%	7.6%
Sales growth	(6.6)%	4.0%	(10.2)%	12.3%
Third quarter – Fiscal 2016 vs Fiscal 2015

•
Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $265 million primarily due to the sale of our Mexico chicken production operation in fiscal 2015. Excluding this impact, total company sales volume increased 0.3%. The Beef and Prepared Foods segments each had an increase in sales volume, while sales volume decreased in the Chicken and Pork segments.

•
Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $403 million. The decrease in average sales price is primarily due to lower beef prices in the Beef segment along with slightly lower pricing in the Prepared Foods segment. The Chicken and Pork segments each had an increase in average sales price during the third quarter of fiscal 2016.

Nine months – Fiscal 2016 vs Fiscal 2015

•
Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $1,103 million due to the sale of our Brazil and Mexico chicken production operations in fiscal 2015 along with the divestiture of our Heinold Hog Markets business in the first quarter of fiscal 2015. Excluding these impacts, total company sales volume increased 0.3%.

•
Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $2,039 million. Each segment had a decrease in average sales price largely due to decreased pricing associated with lower beef, pork and chicken prices.

Cost of Sales

in millions	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Cost of sales	$8,179	$9,085	$24,117	$27,936
Gross profit	$1,224	$986	$3,608	$2,931
Cost of sales as a percentage of sales	87.0%	90.2%	87.0%	90.5%
Third quarter – Fiscal 2016 vs Fiscal 2015

•	Cost of sales decreased $906 million. Lower input cost per pound decreased cost of sales $668 million and lower sales volume decreased cost of sales $238 million.

•	The $668 million impact of lower input cost per pound was primarily driven by:

•	Decrease in live cattle costs of approximately $640 million in our Beef segment.

•	Increase in live hog costs of approximately $20 million in our Pork segment.

•	Decrease in feed costs of approximately $50 million in our Chicken segment.

•
Decrease due to net realized derivative gains of $46 million in the third quarter of fiscal 2016, compared to net realized derivative gains of $2 million in the third quarter of fiscal 2015 due to our risk management activities.  These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and feed costs described above.

•	The $238 million impact of lower sales volume was primarily due to the sale of our Mexico chicken production operation in fiscal 2015.
Nine months – Fiscal 2016 vs Fiscal 2015

•	Cost of sales decreased $3.8 billion. Lower input cost per pound decreased cost of sales $2.8 billion and lower sales volume decreased cost of sales $998 million.

•	The $2.8 billion impact of lower input cost per pound was primarily driven by:

•	Decrease in live cattle cost of approximately $2.0 billion in our Beef segment.

•	Decrease in live hog costs of approximately $320 million in our Pork segment.

•	Decrease in raw material and other input costs of approximately $215 million in our Prepared Foods segment.

•	Decrease in feed costs of approximately $190 million in our Chicken segment.

•
Decrease due to net realized derivative gains of $85 million in the first nine months of fiscal 2016, compared to net realized derivative losses of $106 million in the first nine months of fiscal 2015 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above. Additionally, increase due to net unrealized gains of $5 million in the first nine months of fiscal 2016, compared to net unrealized gains of $66 million in the first nine months of fiscal 2015, primarily due to our Chicken, Beef and Pork segment commodity risk management activities.

•	The $998 million impact of lower sales volume was due to the sale of our Brazil and Mexico chicken production operations in fiscal 2015.
Selling, General and Administrative

in millions	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Selling, general and administrative expense	$457	$423	$1,361	$1,312
As a percentage of sales	4.9%	4.2%	4.9%	4.3%
Third quarter – Fiscal 2016 vs Fiscal 2015

•	Increase of $31 million of employee costs including payroll and stock-based and incentive-based compensation.

•	Increase of $28 million related to planned advertising and sales promotion to drive growth.

•	Decrease of $7 million related to fiscal 2015 sale of our chicken production operation in Mexico.

•	Decrease of $18 million in all other primarily related to professional fees and commissions.

Nine months – Fiscal 2016 vs Fiscal 2015

•	Increase of $71 million of employee costs including payroll and stock-based and incentive-based compensation.

•	Increase of $63 million related to planned advertising and sales promotion to drive growth.

•	Decrease of $25 million related to fiscal 2015 sale of our chicken production operations in Brazil and Mexico.

•	Decrease of $19 million of merger and integration costs.

•	Decrease of $13 million due to a reduction in amortization and other expense related to our intangible assets.

•	Decrease of $28 million in all other primarily related to professional fees and commissions.
Interest Expense

in millions	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Cash interest expense	$59	$73	$190	$220
Non-cash interest expense	1	—	1	1
Total interest expense	$60	$73	$191	$221
Third quarter and nine months – Fiscal 2016 vs Fiscal 2015

•
Cash interest expense primarily included interest expense related to the coupon rates for senior notes and term loans and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease in cash interest expense in the third quarter and first nine months of fiscal 2016 was primarily due to a reduction of our debt.

•	Non-cash interest expense primarily included amounts related to the amortization of debt issuance costs and discounts/premiums on note issuances, offset by interest capitalized.
Other (Income) Expense, net

in millions	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Total other (income) expense, net	$(2)	$(25)	$(6)	$(32)
Nine months – Fiscal 2016

•	Included $8 million of equity earnings in joint ventures and $3 million in net foreign currency exchange losses.
Nine months – Fiscal 2015

•	Included $7 million of equity earnings in joint ventures, $1 million in net foreign currency exchange gains, and $21 million of gains on the sale of equity securities.
Effective Tax Rate

Three Months Ended		Nine Months Ended
July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
31.8%	33.6%	33.2%	32.8%
Third quarter and nine months – Fiscal 2016 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction; and

•	decrease in tax reserves due to the expiration of statutes of limitations and settlements with taxing authorities.
Third quarter and nine months – Fiscal 2015 – The effective tax rate was impacted by:

•	state income taxes;

•	the domestic production deduction;

•	losses in foreign jurisdictions for which no benefit is recognized; and

•	decrease in tax reserves due to the expiration of statutes of limitations and settlements with taxing authorities.

Segment Results
We operate in four segments: Chicken, Beef, Pork, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment income.

in millions	Sales
	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Chicken	$2,743	$2,757	$8,116	$8,366
Beef	3,783	4,305	11,036	12,826
Pork	1,271	1,207	3,674	3,951
Prepared Foods	1,809	1,810	5,509	5,814
Other	99	244	284	771
Intersegment sales	(302)	(252)	(894)	(861)
Total	$9,403	$10,071	$27,725	$30,867

in millions	Operating Income (Loss)
	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Chicken	$380	$313	$1,085	$996
Beef	91	(7)	208	(33)
Pork	122	64	420	285
Prepared Foods	197	207	601	438
Other	(23)	(14)	(67)	(67)
Total	$767	$563	$2,247	$1,619
Third quarter – Fiscal 2015 – Operating income included the following items:

•
Operating income was increased by $10 million in the Prepared Foods segment due to $11 million of net insurance proceeds related to a legacy Hillshire Brands plant fire, offset by $1 million of merger and integration costs.

•	Operating income was reduced by $15 million in Other for third-party merger and integration costs.
Nine months – Fiscal 2015 – Operating income included the following items:

•
Operating income was reduced by $27 million in the Prepared Foods segment due to $17 million of costs (net of insurance proceeds) related to a legacy Hillshire Brands plant fire and $10 million of merger and integration costs.

•	Operating income was reduced by $39 million in Other for third-party merger and integration costs.
Chicken Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 2, 2016	June 27, 2015	Change	July 2, 2016	June 27, 2015	Change
Sales	$2,743	$2,757	$(14)	$8,116	$8,366	$(250)
Sales volume change			(0.9)%			(0.3)%
Average sales price change			0.4%			(2.7)%
Operating income	$380	$313	$67	$1,085	$996	$89
Operating margin	13.9%	11.4%		13.4%	11.9%
Third quarter and nine months – Fiscal 2016 vs Fiscal 2015

•	Sales Volume – Sales volume decreased in the third quarter and nine months of fiscal 2016 as a result of optimizing our mix and our buy versus grow strategy.

•
Average Sales Price – Average sales price increased slightly in the third quarter of fiscal 2016 as a result of sales mix changes. Average sales price decreased for the nine months of fiscal 2016 as feed ingredient costs declined, partially offset by mix changes.

•
Operating Income – Operating income increased due to improved operational execution and lower feed ingredient costs. Feed costs decreased $50 million and $190 million during the third quarter and nine months of fiscal 2016, respectively.

Beef Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 2, 2016	June 27, 2015	Change	July 2, 2016	June 27, 2015	Change
Sales	$3,783	$4,305	$(522)	$11,036	$12,826	$(1,790)
Sales volume change			2.9%			1.2%
Average sales price change			(14.6)%			(15.0)%
Operating income	$91	$(7)	$98	$208	$(33)	$241
Operating margin	2.4%	(0.2)%		1.9%	(0.3)%
Third quarter and nine months – Fiscal 2016 vs Fiscal 2015

•
Sales Volume – Sales volume increased in the third quarter of fiscal 2016 due to an increase in live cattle processed as a result of higher fed cattle supplies. Sales volume increased for the nine months of fiscal 2016 due to better demand for beef products despite a reduction in live cattle processing capacity due to the closure of our Denison, Iowa, facility in the fourth quarter of fiscal 2015.

•	Average Sales Price – Average sales price decreased due to higher domestic availability of beef supplies, which drove down livestock costs.

•	Operating Income – Operating income increased due to more favorable market conditions associated with an increase in cattle supply which resulted in lower fed cattle costs.
Pork Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 2, 2016	June 27, 2015	Change	July 2, 2016	June 27, 2015	Change
Sales	$1,271	$1,207	$64	$3,674	$3,951	$(277)
Sales volume change			(1.7)%			(1.0)%
Average sales price change			7.2%			(6.0)%
Operating income	$122	$64	$58	$420	$285	$135
Operating margin	9.6%	5.3%		11.4%	7.2%
Third quarter and nine months – Fiscal 2016 vs Fiscal 2015

•
Sales Volume – Sales volume decreased in the third quarter of fiscal 2016, despite increased production, due to reduced inventory levels as well as the result of mix changes related to internally sourcing more hogs from our live operation. Sales volume decreased for the nine months of fiscal 2016 due to the divestiture of our Heinold Hog Markets business in the first quarter of fiscal 2015. Excluding the impact of the divestiture, our sales volume grew 1.5% driven by better demand for pork products.

•
Average Sales Price – Average sales price increased in the third quarter of fiscal 2016 as demand for our pork products outpaced the slight increase in live hog supplies, which drove up average sales price. For the nine months of fiscal 2016, live hog supplies increased, which drove down livestock cost and average sales price.

•	Operating Income – Operating income increased for the third quarter and nine months of fiscal 2016 due to better plant utilization associated with higher volumes.

Prepared Foods Segment Results

in millions	Three Months Ended			Nine Months Ended
	July 2, 2016	June 27, 2015	Change	July 2, 2016	June 27, 2015	Change
Sales	$1,809	$1,810	$(1)	$5,509	$5,814	$(305)
Sales volume change			1.9%			(2.1)%
Average sales price change			(1.9)%			(3.2)%
Operating income	$197	$207	$(10)	$601	$438	$163
Operating margin	10.9%	11.4%		10.9%	7.5%
Third quarter and nine months – Fiscal 2016 vs Fiscal 2015

•
Sales Volume – Sales volume increased in the third quarter of fiscal 2016 as a result of improved demand for our prepared foods products. Sales volume decreased for the nine months of fiscal 2016, despite increased sales volume in the third quarter, as a result of lower sales volume in the first six months of fiscal 2016 due to changes in sales mix as well as the carryover effect of the 2015 turkey avian influenza occurrence into the first half of fiscal 2016.

•	Average Sales Price – Average sales price decreased primarily due to a decline in input costs, partially offset by a change in product mix.

•
Operating Income – Operating income remained strong in the third quarter of fiscal 2016 as a result of strong demand for our products partially offset with higher promotional spending. Operating income increased due to mix changes as well as lower input costs of approximately $215 million for the nine months of fiscal 2016. Additionally, Prepared Foods operating income was positively impacted by $116 million in synergies, of which $37 million was incremental synergies in the third quarter of fiscal 2016 above the $79 million of synergies realized in the third quarter of fiscal 2015. For the nine months of fiscal 2016, Prepared Foods was positively impacted by $322 million in synergies, of which $118 million was incremental synergies in fiscal 2016 above the $204 million of synergies realized in the nine months of fiscal 2015. The positive impact of these synergies to operating income was partially offset with heavy investments in innovation, new product launches and supporting the growth of our brands.

Other Results

in millions	Three Months Ended			Nine Months Ended
	July 2, 2016	June 27, 2015	Change	July 2, 2016	June 27, 2015	Change
Sales	$99	$244	$(145)	$284	$771	$(487)
Operating loss	$(23)	$(14)	$(9)	$(67)	$(67)	$—
Third quarter and nine months – Fiscal 2016 vs Fiscal 2015

•
Sales – Sales decreased in the third quarter of fiscal 2016 due to the sale of our Mexico chicken production operation in fiscal 2015 and decreased for the nine months of fiscal 2016 due to the sale of our Brazil and Mexico chicken production operations in fiscal 2015.

•
Operating Loss – Operating loss increased in the third quarter of fiscal 2016 due to the sale of our Mexico chicken production operation in fiscal 2015, partially offset by improved performance in our China operation. Operating loss was flat for the nine months of fiscal 2016 due to better performance at our China operation and reduced third-party merger and integration costs offset by the sale of our Mexico chicken production operation.

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
Cash Flows from Operating Activities

in millions	Nine Months Ended
	July 2, 2016	June 27, 2015
Net income	$1,380	$965
Non-cash items in net income:
Depreciation and amortization	526	524
Deferred income taxes	61	16
Other, net	45	57
Net changes in operating assets and liabilities	(139)	110
Net cash provided by operating activities	$1,873	$1,672

•	Cash flows associated with net changes in operating assets and liabilities for the nine months ended:

•	July 2, 2016 – Decreased primarily due to lower accounts payable which is largely due to decreased raw material costs and timing of payments.

•
June 27, 2015 – Increased primarily due to lower inventory and accounts receivable balances and an increase in taxes payable, partially offset by a decrease in accounts payable. The decreased inventory, accounts receivable and accounts payable balances were largely due to decreased raw material costs and timing of sales and payments.

Cash Flows from Investing Activities

in millions	Nine Months Ended
	July 2, 2016	June 27, 2015
Additions to property, plant and equipment	$(515)	$(636)
(Purchases of)/Proceeds from marketable securities, net	(2)	19
Proceeds from sale of businesses	—	165
Other, net	15	26
Net cash used for investing activities	$(502)	$(426)

•	Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2016 is expected to be approximately $725 million, and will include spending on our operations for production and labor efficiencies, yield improvements and sales channel flexibility.

•	Proceeds from sale of businesses primarily include proceeds, net of cash transferred, from the sale of the Brazil operation in the first quarter of fiscal 2015.

Cash Flows from Financing Activities

in millions	Nine Months Ended
	July 2, 2016	June 27, 2015
Payments on debt	$(694)	$(1,485)
Proceeds from issuance of long-term debt	1	501
Borrowings on revolving credit facility	675	1,345
Payments on revolving credit facility	(525)	(1,345)
Purchases of Tyson Class A common stock	(1,293)	(197)
Dividends	(162)	(110)
Stock options exercised	89	71
Other, net	42	17
Net cash used for financing activities	(1,867)	(1,203)

•
During the first nine months of fiscal 2016, we repaid the outstanding $638 million principal balance on our 2016 Notes. Additionally, we had net borrowings on our revolver, which for the first nine months of fiscal 2016 totaled $150 million. We utilized our revolving credit facility to balance our cash position with the retirement of the 2016 Notes and changes in working capital.

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

•	Purchases of Tyson Class A stock included:

•	$1,235 million and $168 million of shares repurchased pursuant to our share repurchase program during the nine months ended July 2, 2016, and June 27, 2015, respectively.

•	$58 million and $29 million of shares repurchased to fund certain obligations under our equity compensation programs during the nine months ended July 2, 2016, and June 27, 2015, respectively.

•
We expect to continue repurchasing shares under our share repurchase program. As of July 2, 2016, 49.1 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements.

•	Subsequent to July 2, 2016, through August 5, 2016, we have repurchased $380 million, or approximately 5.4 million shares, of our common stock under our share repurchase program.

•	Dividends paid during the first nine months of fiscal 2016 included a 50% increase to our fiscal 2015 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$197
Short-term investments					4
Revolving credit facility	September 2019	$1,250	$7	$150	1,093
Total liquidity					$1,294

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of leasing obligations and workers’ compensation insurance programs. Our maximum borrowing under the revolving credit facility during the first nine months of fiscal 2016 was $335 million.

•	On May 5, 2016, we amended our existing $500 million tranche B term loan agreement which extended the maturity of the loan from April 2018 to April 2019.

•	We expect net interest expense will approximate $245 million for fiscal 2016.

•
At July 2, 2016, approximately $180 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our foreign subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. United States income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest the cash held by foreign subsidiaries permanently or to repatriate the cash only when it is tax efficient to do so.

•	Our current ratio was 1.80 to 1 and 1.52 to 1 at July 2, 2016, and October 3, 2015, respectively.
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
As of July 2, 2016, we had $150 million borrowed and $7 million of outstanding letters of credit issued under this facility, none of which were drawn upon, which left $1,093 million available for borrowing. Our revolving credit facility is funded by a syndicate of 42 banks, with commitments ranging from $0.3 million to $85 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At July 2, 2016, and October 3, 2015, the ratio of our net debt to EBITDA was 1.7x and 2.1x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures. The decrease in this ratio at July 2, 2016, was mainly due to increased EBITDA during the first nine months of fiscal 2016.
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
We were in compliance with all debt covenants at July 2, 2016.

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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of July 2, 2016, and October 3, 2015, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	July 2, 2016	October 3, 2015
Livestock:
Cattle	$7	$13
Hogs	21	12
Grain	10	3
Interest Rate Risk: At July 2, 2016, we had variable rate debt of $1,206 million with a weighted average interest rate of 1.8%. A hypothetical 10% increase in interest rates effective at July 2, 2016, and October 3, 2015, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At July 2, 2016, we had fixed-rate debt of $4,972 million with a weighted average interest rate of 4.2%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $67 million at July 2, 2016, and $87 million at October 3, 2015. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
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
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at July 2, 2016, and October 3, 2015, related to the foreign exchange forward and option contracts would have a $4 million and $3 million impact, respectively, on pretax income.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2015 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2015 Annual Report.
EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Nine Months Ended		Fiscal Year Ended	Twelve Months Ended
	July 2, 2016	June 27, 2015	October 3, 2015	July 2, 2016

Net income	$1,380	$965	$1,224	$1,639
Less: Interest income	(5)	(6)	(9)	(8)
Add: Interest expense	191	221	293	263
Add: Income tax expense	687	471	697	913
Add: Depreciation	460	447	609	622
Add: Amortization (a)	60	69	92	83
EBITDA	$2,773	$2,167	$2,906	$3,512

Total gross debt			$6,725	$6,178
Less: Cash and cash equivalents			(688)	(197)
Less: Short-term investments			(2)	(4)
Total net debt			$6,035	$5,977

Ratio Calculations:
Gross debt/EBITDA			2.3x	1.8x
Net debt/EBITDA			2.1x	1.7x

(a)
Excludes the amortization of debt discount expense of $6 million and $8 million for the nine months ended July 2, 2016, and June 27, 2015, respectively, $10 million for the fiscal year ended October 3, 2015, and $8 million for the twelve months ended July 2, 2016, as it is included in Interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of July 2, 2016, our disclosure controls and procedures were effective.
In the third quarter ended July 2, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Apr. 3, 2016 to Apr. 30, 2016	3,052,000		$65.34	2,985,645		53,169,763
May 1, 2016 to June 4, 2016	2,796,310		66.02	2,745,085		50,424,678
June 5, 2016 to July 2, 2016	1,361,305		60.65	1,337,244		49,087,434
Total	7,209,615	(2)		7,067,974	(3)	49,087,434

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

(2)
We purchased 141,641 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 140,272 shares purchased in open market transactions and 1,369 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

10.1
Amendment No. 1 to Term Loan Agreement, dated as of May 5, 2016, by and between the Company and Bank of America, N.A. as lender (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.2
Amended and Restated Employment Agreement dated as of June 13, 2016, entered into between the Company and Tom Hayes (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 14, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.3
Letter Agreement dated as of June 13, 2016, between the Company and Donnie Smith (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 14, 2016, Commission File No. 001-14704, and incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: August 8, 2016	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: August 8, 2016	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1
Amendment No. 1 to Term Loan Agreement, dated as of May 5, 2016, by and between the Company and Bank of America, N.A. as lender (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.2
Amended and Restated Employment Agreement dated as of June 13, 2016, entered into between the Company and Tom Hayes (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 14, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.3
Letter Agreement dated as of June 13, 2016, between the Company and Donnie Smith (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 14, 2016, Commission File No. 001-14704, and incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.