Form 10-K
period 2016-10-01
TYSON FOODS INC
filed 2016-11-21
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the fiscal year ended	October 1, 2016

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Securities Registered Pursuant to Section 12(g) of the Act: Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

On April 2, 2016, the aggregate market value of the registrant’s Class A Common Stock, $0.10 par value (Class A stock), and Class B Common Stock, $0.10 par value (Class B stock), held by non-affiliates of the registrant was $20,012,635,241 and $732,308, respectively. Class B stock is not publicly listed for trade on any exchange or market system. However, Class B stock is convertible into Class A stock on a share-for-share basis, so the market value was calculated based on the market price of Class A stock.
On October 29, 2016, there were 290,558,412 shares of Class A stock and 70,010,755 shares of Class B stock outstanding.
INCORPORATION BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held February 9, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We operate a fully vertically integrated chicken production process. Our integrated operations consist of breeding stock, contract growers, feed production, processing, further-processing, marketing and transportation of chicken and related allied products, including animal and pet food ingredients. Through our wholly-owned subsidiary, Cobb-Vantress, Inc., we are one of the leading poultry breeding stock suppliers in the world. Investing in breeding stock research and development allows us to breed into our flocks the characteristics found to be most desirable.
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
On August 28, 2014, we acquired and consolidated The Hillshire Brands Company ("Hillshire Brands"), a manufacturer and marketer of branded, convenient foods. Hillshire Brands' results of operations are included in the Prepared Foods segment. For further description of this transaction, refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions.
FINANCIAL INFORMATION OF SEGMENTS
We operate in four reportable segments: Chicken, Beef, Pork and Prepared Foods. Other primarily includes our foreign chicken production operations in China and India and third-party merger and integration costs. The contribution of each segment to net sales and operating income (loss), and the identifiable assets attributable to each segment, are set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 16: Segment Reporting.
DESCRIPTION OF SEGMENTS
Chicken: Chicken includes our domestic operations related to raising and processing live chickens into, and purchasing raw materials for, fresh, frozen and value-added chicken products, as well as sales from allied products. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
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
Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Van's®, Sara Lee® and Chef Pierre®, as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island®. Products primarily include pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, pizza crusts and toppings, flour and corn tortilla products, desserts, appetizers, snacks, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets.
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
We operate feed mills to produce scientifically-formulated feeds. In fiscal 2016, corn, soybean meal and other feed ingredients were major production costs, representing roughly 57% of our cost of growing a live chicken domestically. In addition to feed ingredients to grow the chickens, we use cooking ingredients, packaging materials and cryogenic agents. We believe our sources of supply for these materials are adequate for our present needs, and we do not anticipate any difficulty in acquiring these materials in the future. While we produce nearly all our inventory of breeder chickens and live broilers, we also purchase ice-packed or deboned chicken to meet production and sales requirements.
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

CUSTOMERS
Wal-Mart Stores, Inc. accounted for 17.5% of our fiscal 2016 consolidated sales. Sales to Wal-Mart Stores, Inc. were included in all of our segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of fiscal 2016 consolidated sales.
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
FOREIGN OPERATIONS
We sold products in approximately 115 countries in fiscal 2016. Major sales markets include Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea and Taiwan.
We have the following foreign operations:

•
Cobb-Vantress, a chicken breeding stock subsidiary, has business interests in Argentina, Brazil, China, the Dominican Republic, India, Japan, the Netherlands, New Zealand, the Philippines, Russia, Spain, Turkey, the United Kingdom and Venezuela.

•	Tyson Rizhao, located in Rizhao, China, is a vertically-integrated chicken production operation.

•	Tyson Dalong, a joint venture in China in which we have a majority interest, is a chicken further-processing facility.

•	Tyson Nantong, located in Nantong, China, is a vertically-integrated chicken production operation.

•	Godrej Tyson Foods, a joint venture in India in which we have a majority interest, is primarily a chicken processing business.

•	Tyson Mexico Trading Company, a Mexican subsidiary, sells chicken products primarily through co-packer arrangements.
We continue to evaluate growth opportunities in foreign countries. Additional information regarding export sales and long-lived assets located in foreign countries is set forth in Part II, Item 8, Notes to Consolidated Financial Statements, Note 16: Segment Reporting.
RESEARCH AND DEVELOPMENT
We conduct continuous research and development activities to improve product development, to automate manual processes in our processing plants and growout operations, and to improve chicken breeding stock. With regards to our food products we have two research and development locations, our Discovery Center in Springdale, Arkansas, and another center located in Downers Grove, Illinois. The centers include over 80,000 square feet of United States Department of Agriculture (USDA) pilot plant space, two consumer sensory and focus group areas, a packaging lab and 25 research kitchens. The centers enable us to bring new market-leading retail and foodservice products to the customer quickly and efficiently. Research and development costs totaled $96 million, $75 million, and $52 million in fiscal 2016, 2015 and 2014, respectively.
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

We work to ensure our products meet high standards of food safety and quality. In addition to our own internal Food Safety and Quality Assurance oversight and review, our chicken, beef, pork and prepared foods products are subject to inspection prior to distribution, primarily by the USDA and the United States Food and Drug Administration. We are also participants in the United States Hazard Analysis Critical Control Point program and are subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002. Additionally, our foreign operations are subject to various other food safety and quality assurance oversight and review.
EMPLOYEES AND LABOR RELATIONS
As of October 1, 2016, we employed approximately 114,000 employees. Approximately 108,000 employees were employed in the United States and 6,000 employees were employed in foreign countries, primarily in China. Approximately 29,000 employees in the United States were subject to collective bargaining agreements with various labor unions, with approximately 43% of those employees at locations either under negotiation for contract renewal or included under agreements expiring in fiscal 2017. The remaining agreements expire over the next several years. Approximately 4,000 employees in foreign countries were subject to collective bargaining agreements. We believe our overall relations with our workforce are good.
MARKETING AND DISTRIBUTION
Our principal marketing objective is to be the preferred provider of chicken, beef, pork and prepared foods products for our customers and consumers. We build the Tyson®, Jimmy Dean®, Hillshire Farm®, Sara Lee®, Ball Park®, Wright®, Aidells® and State Fair® brands while supporting strong regional and emerging brands primarily through well-defined, product-specific advertising, marketing, and public relations efforts focused toward key consumer targets with specific needs. We identify growth and business opportunities through consumer and customer insights derived via leading research and analytic capabilities. We utilize our national distribution system and customer support services to achieve the leading market position for our products and brands.
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
PATENTS AND TRADEMARKS
We have filed a number of patents relating to our processes and products that either have been approved or are in the process of review. Because we do a significant amount of brand name and product line advertising to promote our products, we consider the protection of our trademarks to be important to our marketing efforts and have registered and applied for the registration of a number of trademarks. We also have developed non-public proprietary information regarding our production processes and other product-related matters. We utilize internal procedures and safeguards to protect the confidentiality of such information and, where appropriate, seek patent and/or other protection for the technology we utilize.
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
Certain information in this report constitutes forward-looking statements. Such forward-looking statements include, but are not limited to, current views and estimates of our outlook for fiscal 2017, other future economic circumstances, industry conditions in domestic and international markets, our performance and financial results (e.g., debt levels, return on invested capital, value-added product growth, capital expenditures, tax rates, access to foreign markets and dividend policy). These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results and experiences to differ materially from anticipated results and expectations expressed in such forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effect of, or changes in, general economic conditions; (ii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (iii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iv) successful rationalization of existing facilities and operating efficiencies of the facilities; (v) risks associated with our commodity purchasing activities; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers or loss of one or more large customers; (xii) adverse results from litigation; (xiii) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemics or extreme weather; (xiv) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvi) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xvii) cyber incidents, security breaches or other disruptions of our information technology systems; (xviii) effectiveness of advertising and marketing programs; and (xix) those factors listed under Item 1A. “Risk Factors.”
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

We continue to evaluate our estimates of synergies to be realized from the Hillshire Brands acquisition and refine them. Our actual cost savings could differ materially from our current estimates. Actual cost savings, the costs required to realize the cost savings and the source of the cost savings could differ materially from our estimates, and we cannot assure you that we will achieve the full amount of cost savings on the schedule anticipated or at all or that these cost savings programs will not have other adverse effects on our business. In light of these uncertainties, you should not place undue reliance on our estimated cost savings.
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
Our results of operations and financial condition, as well as the selling prices for our products, are dependent upon the cost and supply of commodities and raw materials such as pork, beef, poultry, corn, soybean, packaging materials and energy and, to a lesser extent, cheese, fruit, seasoning blends, flour, corn syrup, corn oils, butter and sugar. Corn, soybean meal and other feed ingredients, for instance, represented roughly 57% of our cost of growing a live chicken in fiscal 2016. Production and pricing of these commodities are determined by constantly changing market forces of supply and demand over which we have limited or no control. Such factors include, among other things, weather patterns throughout the world, outbreaks of disease, the global level of supply inventories and demand for grains and other feed ingredients, as well as agricultural and energy policies of domestic and foreign governments.
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
Demand for our products can be adversely impacted by outbreaks of livestock diseases, which can have a significant impact on our financial results. Efforts are taken to control disease risks by adherence to good production practices and extensive precautionary measures designed to ensure the health of livestock. However, outbreaks of disease and other events, which may be beyond our control, either in our own livestock or livestock owned by independent producers who sell livestock to us, could significantly affect demand for our products, consumer perceptions of certain protein products, the availability of livestock for purchase by us and our ability to conduct our operations. Moreover, the outbreak of livestock diseases, particularly in our Chicken segment, could have a significant effect on the livestock we own by requiring us to, among other things, destroy any affected livestock. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our products to or from our suppliers, facilities or customers. This could also result in negative publicity that may have an adverse effect on our ability to market our products successfully and on our financial results.

We are subject to risks associated with our international activities, which could negatively affect our sales to customers in foreign countries, as well as our operations and assets in such countries.
In fiscal 2016, we sold products to approximately 115 countries. Major sales markets include Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea and Taiwan. Our sales to customers in foreign countries for fiscal 2016 totaled $4.1 billion, of which $3.5 billion related to export sales from the United States. In addition, we had approximately $204 million of long-lived assets located in foreign countries, primarily Brazil, China, and India, at the end of fiscal 2016.
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
We have approximately 114,000 employees, approximately 33,000 of whom are covered by collective bargaining agreements or are members of labor unions. Our operations depend on the availability and relative costs of labor and maintaining good relations with employees and the labor unions. If we fail to maintain good relations with our employees or with the labor unions, we may experience labor strikes or work stoppages, which could adversely affect our financial results.
If we are unable to attract, hire or retain key employees or a highly skilled and diverse global workforce, it could have a negative impact on our business, financial condition or results of operations.
Our continued growth requires us to attract, hire, retain and develop key employees, including our executive officers and senior management team, and maintain a highly skilled and diverse global workforce. We compete to attract and hire highly skilled employees and our own employees are highly sought after by our competitors and other companies. Competition could cause us to lose talented employees, and unplanned turnover could deplete our institutional knowledge and result in increased costs due to increased competition for employees.
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
Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. In assessing the carrying value of goodwill and indefinite life intangible assets, we make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated principally using an income approach based on the present value of future cash flows of each reporting unit and are believed to reflect market participant views which would exist in an exit transaction. Indefinite life intangible asset valuations have been calculated principally using relief-from-royalty and excess earnings approaches and are believed to reflect market participant views which would exist in an exit transaction. Under these valuation approaches, we are required to make various judgmental assumptions about appropriate discount rates. Disruptions in global credit and other financial markets and deterioration of economic conditions, could, among other things, cause us to increase the discount rate used in the valuations. We could be required to evaluate the recoverability of goodwill and indefinite life intangible assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in impairment charges in the future, which could be substantial. As of October 1, 2016, we had $10.7 billion of goodwill and indefinite life intangible assets, which represented approximately 48% of total assets.
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
Legal claims, class action lawsuits, other regulatory enforcement actions, or failure to comply with applicable legal standards or requirements could affect our product sales, reputation and profitability.
We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations, including those contained in Item 3, Legal Proceedings and Part II, Item 8, and Notes to Consolidated Financial Statements, Note 19: Commitments and Contingencies in this Annual Report on Form 10-K, could subject us to civil and criminal penalties, including debarment from governmental contracts that could materially and adversely affect our product sales, reputation, financial condition and results of operations. Loss of or failure to obtain necessary permits and registrations could delay or prevent us from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results.
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
We are increasingly dependent on information technology, and our business and reputation could suffer if we are unable to protect our information technology systems against, or effectively respond to, cyber-attacks, other cyber incidents or security breaches or if our information technology systems are otherwise disrupted.
Information technology is an important part of our business operations and we increasingly rely on information technology systems to manage business data and increase efficiencies in our production and distribution facilities and inventory management processes. We also use information technology to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements. In addition, we depend on information technology for digital marketing and electronic communications between our facilities, personnel, customers and suppliers. Like other companies, our information technology systems may be vulnerable to a variety of disruptions, including but not limited to the process of upgrading or replacing software, databases or components thereof, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber-attacks, hackers, unauthorized access attempts and other security issues. Attempted cyber-attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals with a wide range of motives and expertise.
We have implemented and continue to evaluate security initiatives and disaster recovery plans to mitigate our exposure to these risks, but these measures may not be adequate. Any significant failure of our systems, including failures that prevent our systems from functioning as intended or our failure to timely identify or appropriately respond to cyber-attacks or other cyber incidents, could cause transaction errors, processing inefficiencies, loss of customers and sales, have negative consequences on our employees and our business partners, have a negative impact on our operations or business reputation and expose us to liability, litigation and regulatory enforcement actions. In addition, if we are unable to prevent security breaches, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our business partners, customers, consumers or suppliers. Finally, the disclosure of non-public information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image. Similar risks exist with respect to the third-party vendors that we rely upon for aspects of our information technology support services and administrative functions, including health and benefit plan administration and certain finance and accounting functions, and systems managed, hosted, provided and/or used by third parties and their vendors.

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
Our business could suffer significant setbacks in sales and operating income if our customers’ plans and/or markets change significantly or if we lost one or more of our largest customers, including, for example, Wal-Mart Stores, Inc., which accounted for 17.5% of our sales in fiscal 2016. Our retail customers typically do not enter into written contracts, and if they do sign contracts, they generally are limited in scope and duration. There can be no assurance that significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. Many of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years, and consolidation is expected to continue throughout the United States and in other major markets. These consolidations have produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, opposing price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These customers also may use shelf space currently used for our products for their own private label products. Because of these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products. The loss of a significant customer or a material reduction in sales to, or adverse change to trade terms with, a significant customer could materially and adversely affect our product sales, financial condition and results of operations.

Extreme factors or forces beyond our control could negatively impact our business.
Our ability to make, move and sell products is critical to our success. Natural disasters, fire, bioterrorism, pandemic or extreme weather, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of livestock or interfere with our operations due to power outages, fuel shortages, decrease in availability of water, damage to our production and processing facilities or disruption of transportation channels, among other things. Any of these factors could have an adverse effect on our financial results.
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
As of October 1, 2016, Tyson Limited Partnership (the TLP) owns 99.985% of the outstanding shares of the Company's Class B Common Stock, $0.10 par value (Class B stock) and the TLP and members of the Tyson family own, in the aggregate, 2.06% of the outstanding shares of the Company's Class A Common Stock, $0.10 par value (Class A stock), giving them, collectively, control of approximately 71.18% of the total voting power of the Company's outstanding voting stock. At this time, the TLP does not have a managing general partner, as such, the management rights of the managing general partner may be exercised by a majority of the percentage interests of the general partners. As of October 1, 2016, Mr. John Tyson, Chairman of the Board of Directors, has 33.33% of the general partner percentage interests, and Ms. Barbara Tyson, a director of the Company, has 11.115% general partner percentage interests (the remaining general partnership interests are held by the Tyson Partnership Interest Trust (44.44%) and Harry C. Erwin, III (11.115%)). As a result of these holdings, positions and directorships, the partners in the TLP have the ability to exert substantial influence or actual control over our management and affairs and over substantially all matters requiring action by our stockholders, including amendments to our restated certificate of incorporation and by-laws, the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership may also delay or prevent a change in control otherwise favored by our other stockholders and could depress our stock price. Additionally, as a result of the TLP's significant ownership of our outstanding voting stock, we are eligible for “controlled company” exemptions from certain corporate governance requirements of the New York Stock Exchange.
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
We sponsor a number of defined benefit plans for employees in the United States. The difference between plan obligations and assets, which signifies the funded status of the plans, is a significant factor in determining the net periodic benefit costs of the pension plans and our ongoing funding requirements. As of October 1, 2016, the funded status of our defined benefit pension plans was an underfunded position of $336 million, as compared to an underfunded position of $410 million at the end of fiscal 2015. Changes in interest rates and the market value of plan assets can impact the funded status of the plans and cause volatility in the net periodic benefit cost and our future funding requirements. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We have production and distribution operations in the following states: Alabama, Arizona, Arkansas, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. We also have sales offices throughout the United States. Additionally, we have sales offices, facilities or participate in joint venture operations in Argentina, Brazil, Canada, China, the Dominican Republic, Hong Kong, India, Japan, Mexico, the Netherlands, New Zealand, the Philippines, Russia, South Korea, Spain, Taiwan, Turkey, the United Arab Emirates, the United Kingdom and Venezuela.

	Number of Facilities
	Owned	Leased	Total
Chicken Segment:
Processing plants	44	1	45
Rendering plants	9	—	9
Blending mills	2	—	2
Feed mills	32	—	32
Broiler hatcheries	60	3	63
Breeder houses	430	44	474
Broiler farm houses	48	—	48
Pet treats plant	1	—	1
Beef Segment Production Facilities	12	—	12
Pork Segment Production Facilities	9	—	9
Prepared Foods Segment:
Processing plants	30	4	34
Turkey operation facilities	6	—	6
Distribution Centers	12	1	13
Cold Storage Facilities	50	—	50
Research and Development Facilities	1	1	2
		Capacity(1) per week at October 1, 2016	Fiscal 2016 Average Capacity Utilization
Chicken Production Facilities		39 million head	89%
Beef Production Facilities		165,000 head	76%
Pork Production Facilities		456,000 head	91%
Prepared Foods Processing Facilities(2)		78 million pounds	84%

(1)	Capacity per week based on the following: Chicken and Prepared Foods (five day week) and Beef and Pork (six day week).

(2)
In fiscal 2016, we changed the method of calculating capacity for our Prepared Foods processing plants. If we would have used the fiscal 2015 method, fiscal 2016 capacity would have been 74 million pounds with an 89% average capacity utilization.

Chicken: Chicken processing plants include various phases of slaughtering, dressing, cutting, packaging, deboning and further-processing. We also have 29 animal nutrition operations, nine of which are associated with the Chicken rendering plants, 19 within various Chicken processing facilities and one pet treats plant. The blending mills, feed mills and broiler hatcheries have sufficient capacity to meet the needs of the chicken growout operations.
Beef: Beef plants include various phases of slaughtering live cattle and fabricating beef products. We also have various plants which have rendering operations along with tanneries and hide treatment operations. The Beef segment includes three case-ready operations that share facilities with the Pork segment. One of the beef facilities contains a tallow refinery.
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

In addition, our foreign chicken production operations in China and India include four processing plants, two rendering plants, three feed mills and five broiler hatcheries. The processing plants include various phases of slaughtering, dressing, cutting, packaging, deboning and further-processing chicken. The feed mills and broiler hatcheries generally have sufficient capacity to meet the needs of the foreign chicken growout operations.
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
Our subsidiary, Tyson Poultry, Inc., has been in negotiations with Region 6 of the Unites States Environmental Protection Agency (the “EPA”) to resolve concerns about an accident at the Hope, Arkansas processing plant which occurred on April 23, 2016. The EPA alleged violation of the Clean Air Act Risk Management Plan requirements related to our anhydrous ammonia refrigeration system and the accident. Pursuant to an administrative settlement with the EPA, we will pay a penalty of $106,894, perform independent, third-party audits at 20 facilities in Arkansas, Oklahoma and Texas over the next 3 years, and construct a closed vent refrigeration system at a facility in Region 6 within the next 2 years.
On April 23, 2015, the EPA issued a Finding and Notice of Violation (the “NOV”) to Tyson Foods, Inc. and our subsidiary, Southwest Products, LLC, alleging violations of the California Truck and Bus Regulation. The NOV alleges that certain diesel-powered trucks operated by us in California did not comply with California’s emission requirements for in-use trucks and that we did not verify the compliance status of independent carriers hired to carry products in California. In January 2016, the EPA proposed that we pay a civil penalty of $283,990 to resolve these allegations. We are cooperating with the EPA and believe that we have defenses to the allegations of the NOV.
On June 17, 2014, the Missouri attorney general filed a civil lawsuit against us in the circuit court of Barry County, Missouri, concerning an incident that occurred in May 2014 in which some feed supplement was discharged from our plant in Monett, Missouri, to the City of Monett’s wastewater treatment plant allegedly leading to a fish kill in a local stream and odor issues around the plant. That lawsuit alleges six violations stemming from the incident and seeks penalties against us, compensation for damage to the stream, and reimbursement for the State of Missouri’s costs in investigating the matter. In January 2015, a consent judgment was entered that resolved the lawsuit. The judgment required payment of $540,000, which includes amounts for penalties, cost recovery and supplemental environmental projects. The EPA has also indicated to us that it has begun a criminal investigation into the incident. If we become subject to criminal charges, we may be subject to a fine and other relief, as well as government contract suspension and debarment. We are cooperating with the EPA but cannot predict the outcome of its investigation at this time. It is also possible that other regulatory agencies may commence investigations and allege additional violations.
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
Other Matters: As of October 1, 2016, we had approximately 114,000 employees and, at any time, have various employment practices matters outstanding. In the aggregate, these matters are significant to the Company, and we devote significant resources to managing employment issues. Additionally, we are subject to other lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. While the ultimate results of these matters cannot be determined, they are not expected to have a material adverse effect on our consolidated results of operations or financial position.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Our executive officers serve one-year terms from the date of their election, or until their successors are appointed and qualified. No family relationships exist among these officers. The name, title, age (as of October 1, 2016) and calendar year of initial election to executive office of our executive officers are listed below:

Name	Title	Age	Year Elected Executive Officer
John Tyson	Chairman of the Board of Directors	63	2011
Curt T. Calaway	Senior Vice President, Controller and Chief Accounting Officer	43	2012
Andrew P. Callahan	President, Retail Packaged Brands	50	2014
Howell P. Carper	Executive Vice President, Operations Services	62	2013
Sally Grimes	President, International and Chief Global Growth Officer	45	2014
Thomas P. Hayes	President	51	2014
Donnie King	President, North American Operations	54	2009
Dennis Leatherby	Executive Vice President and Chief Financial Officer	56	1994
Monica McGurk	Executive Vice President, Strategy and New Ventures and President, Foodservice	46	2016
Mary Oleksiuk	Executive Vice President and Chief Human Resources Officer	54	2014
Donnie Smith	Chief Executive Officer	56	2008
Stephen Stouffer	President, Fresh Meats	56	2013
David L. Van Bebber	Executive Vice President and General Counsel	60	2008
Noel White	President, Poultry	58	2009
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
Howell P. (“Hal”) Carper was appointed Executive Vice President, Operations Services in April 2016, after serving as Executive Vice President, Strategy and New Ventures since 2013. He previously served as Group Vice President, Research and Development, Logistics, and Technical Services since 2008, prior to which he served as Senior Vice President, Corporate Research and Development since 2003, and Senior Vice President and General Manager, Foodbrands Foodservice since 2001. Mr. Carper was appointed by IBP, inc. as Senior Vice President, Sales and Marketing in 1999. IBP, inc. was acquired by the Company in 2001. Prior to employment with IBP, inc., he served as Senior Vice President, Sales and Marketing with Foodbrands, Inc., which was acquired by IBP, inc. in 1997.
Sally Grimes was appointed President, International and Chief Global Growth Officer in June 2015 following her appointment as President and Global Growth Officer in 2014. Ms. Grimes previously served as Senior Vice President, Chief Innovation Officer and President, Gourmet Food Group of Hillshire Brands since 2012. Prior to joining Hillshire Brands, Ms. Grimes served as Global Vice President, Marketing for the writing and creative expression business unit at Newell Rubbermaid, Inc. from 2007 to 2012.
Thomas P. Hayes was appointed President in June 2016. Mr. Hayes previously served as Chief Commercial Officer since June 2015 after being appointed President, Foodservice in 2014. Mr. Hayes previously served as Executive Vice President and Chief Supply Chain Officer of Hillshire Brands since 2012, prior to which he served as Senior Vice President and Chief Supply Chain Officer for Sara Lee’s North American Retail and Foodservice businesses from 2009 to 2012. Mr. Hayes was initially employed by Sara Lee in 2006.

Donnie King was appointed President North American Operations in June 2015 following his appointment as President of North American Operations and Food Service in 2014. He previously served as President of Prepared Foods, Customer and Consumer Solutions since 2013, Senior Group Vice President, Poultry and Prepared Foods since 2009, Group Vice President, Refrigerated and Deli since 2008, Group Vice President, Operations since 2007, Senior Vice President, Consumer Products Operations since 2006 and Senior Vice President, Poultry Operations since 2003. Mr. King was initially employed by Valmac Industries, Inc. in 1982. Valmac Industries, Inc. was acquired by the Company in 1984.
Dennis Leatherby was appointed Executive Vice President and Chief Financial Officer in 2008 after serving as Senior Vice President, Finance and Treasurer since 1998. He also served as Interim Chief Financial Officer from 2004 to 2006. Mr. Leatherby was initially employed by the Company in 1990.
Monica McGurk was appointed Executive Vice President, Strategy and New Ventures and President, Foodservice in August 2016 after serving as Senior Vice President, Strategy and New Ventures since April 2016. Prior to joining the Company, Ms. McGurk served as Senior Vice President of Strategy, Decision Support and eCommerce for the North American Group of the Coca-Cola Company from 2014 to 2016, prior to which she served as Vice President, Strategy & eCommerce since late 2012. Prior to joining the Coca-Cola Company, she was the Chief Executive Officer and Executive Editor of The Alumni Factor from May through November 2012. Prior to this position, she was a partner with McKinsey & Company, a global management consulting firm with which she served in various roles for 19 years.
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
Donnie Smith was appointed President and Chief Executive Officer in November 2009 and continues to serve as Chief Executive Officer following Mr. Hayes’ appointment as President in June 2016. Mr. Smith served as Senior Group Vice President, Poultry and Prepared Foods since January 2009, prior to which he served as Group Vice President of Consumer Products since 2008, Group Vice President of Logistics and Operations Services since 2007, Group Vice President Information Systems, Purchasing and Distribution since 2006 and Senior Vice President and Chief Information Officer since 2005. Mr. Smith was initially employed by the Company in 1980.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We have issued and outstanding two classes of capital stock, Class A stock and Class B stock. Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share and holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 29, 2016, there were approximately 23,000 holders of record of our Class A stock and six holders of record of our Class B stock.
DIVIDENDS
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We have paid uninterrupted quarterly dividends on common stock each year since 1977. In fiscal 2016, the annual dividend rate for Class A stock was $0.60 per share and the annual dividend rate for Class B stock was $0.54 per share. In fiscal 2015, the annual dividend rate for Class A stock was $0.40 per share and the annual dividend rate for Class B stock was $0.36 per share. On November 17, 2016, the Board of Directors increased the dividend previously declared on August 4, 2016, to $0.225 per share on our Class A stock and $0.2025 per share on our Class B stock. The increased quarterly dividend is payable on December 15, 2016, to shareholders of record at the close of business on December 1, 2016. Also on November 17, 2016, the Board of Directors declared a quarterly dividend of $0.225 per share on our Class A stock and $0.2025 per share on our Class B stock, payable on March 15, 2017, to shareholders of record at the close of business on March 1, 2017. We anticipate the remaining quarterly dividends in fiscal 2017 will be $0.225 and $0.2025 per share of our Class A and Class B stock, respectively. We also continue to anticipate our annual dividends to increase approximately $0.10 per year.
MARKET INFORMATION
Our Class A stock is traded on the New York Stock Exchange under the symbol “TSN.” No public trading market currently exists for our Class B stock. The high and low sales prices of our Class A stock for each quarter of fiscal 2016 and 2015 are represented in the table below.

	2016		2015
	High	Low	High	Low
First Quarter	$54.42	$42.89	$43.37	$37.02
Second Quarter	68.17	48.52	42.41	37.10
Third Quarter	70.44	59.45	45.10	37.24
Fourth Quarter	77.05	65.83	44.78	39.05
ISSUER PURCHASES OF EQUITY SECURITIES
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jul. 3, 2016 to Jul. 30, 2016	4,706,269		$70.20	4,598,556		44,488,878
Jul. 31, 2016 to Sept. 3, 2016	2,643,859		74.69	2,543,335		41,945,543
Sept. 4, 2016 to Oct. 1, 2016	1,652,309		74.61	1,605,689		40,339,854
Total	9,002,437	(2)	$72.33	8,747,580	(3)	40,339,854

(1)
On February 7, 2003, we announced our Board of Directors approved a program to repurchase up to 25 million shares of Class A common stock from time to time in open market or privately negotiated transactions. On May 3, 2012, our Board of Directors approved an increase of 35 million shares, on January 30, 2014, our Board of Directors approved an increase of 25 million shares and, on February 4, 2016, our Board of Directors approved an increase of 50 million shares under the program. The program has no fixed or scheduled termination date.

(2)
We purchased 254,857 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 244,498 shares purchased in open market transactions and 10,359 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

PERFORMANCE GRAPH
The following graph shows a five-year comparison of cumulative total returns for our Class A stock, the Standard & Poor’s (S&P) 500 Index and a group of peer companies described below.

	Fiscal Years Ended
	Base Period 10/1/11	9/29/12	9/28/13	9/27/14	10/3/15	10/1/16
Tyson Foods, Inc.	$100.00	$93.09	$168.50	$224.16	$266.17	$452.03
S&P 500 Index	100.00	130.20	155.39	186.05	184.91	213.44
Peer Group	100.00	117.85	143.56	165.74	182.04	205.49
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends), which is based on the stock price or composite index at the end of fiscal 2011, is presented for each of the periods for the Company, the S&P 500 Index, and our peer group. The peer group includes: Archer-Daniels-Midland Company, Bunge Limited, Campbell Soup Company, ConAgra Foods, Inc., Dean Foods Company, General Mills, Inc., Hormel Foods Corp., Kellogg Co., McCormick & Co., Mondelez International Inc., PepsiCo, Inc., Pilgrim's Pride Corporation, Sanderson Farms, Inc., The Hershey Company, and The J.M. Smucker Company. The graph compares the performance of the Company's Class A common stock with that of the S&P 500 Index and peer group, with the return of each company in the peer group weighted on market capitalization. The stock price performance of the Company's Class A common stock shown in the above graph is not necessarily indicative of future stock price performance.
The information in this "Performance Graph" section shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY

in millions, except per share, percentage and ratio data
	2016	2015	2014	2013	2012
Summary of Operations
Sales	$36,881	$41,373	$37,580	$34,374	$33,055
Operating income	2,833	2,169	1,430	1,375	1,286
Net interest expense	243	284	125	138	344
Income from continuing operations	1,772	1,224	856	848	614
Loss from discontinued operation, net of tax	—	—	—	(70)	(38)
Net income	1,772	1,224	856	778	576
Net income attributable to Tyson	1,768	1,220	864	778	583
Diluted net income per share attributable to Tyson:
Income from continuing operations	4.53	2.95	2.37	2.31	1.68
Loss from discontinued operation	—	—	—	(0.19)	(0.10)
Net income	4.53	2.95	2.37	2.12	1.58
Dividends declared per share:
Class A	0.650	0.425	0.325	0.310	0.160
Class B	0.585	0.383	0.294	0.279	0.144
Balance Sheet Data
Cash and cash equivalents	$349	$688	$438	$1,145	$1,071
Total assets	22,373	22,969	23,906	12,167	11,882
Total debt	6,279	6,690	8,128	2,398	2,418
Shareholders’ equity	9,624	9,706	8,904	6,233	6,042
Other Key Financial Measures
Depreciation and amortization	$705	$711	$530	$519	$499
Capital expenditures	695	854	632	558	690
EBITDA	3,538	2,906	1,897	1,818	1,731
Return on invested capital	18.1%	13.4%	11.9%	18.5%	17.7%
Effective tax rate for continuing operations	31.8%	36.3%	31.6%	32.6%	36.4%
Total debt to capitalization	39.5%	40.8%	47.7%	27.8%	28.6%
Book value per share	$25.67	$24.25	$21.86	$18.13	$16.84
Stock price high	77.05	45.10	44.24	32.40	21.06
Stock price low	42.89	37.02	27.33	15.93	14.07
Notes to Five-Year Financial Summary

a.
Fiscal 2016 net income included $53 million related to the recognition of previously unrecognized tax benefits and audit settlements. In fiscal 2016, we adopted new accounting guidance, retrospectively, requiring classification of debt issuance costs as a reduction of the carrying value of the debt. In doing so, $29 million, $35 million, $50 million, $10 million and $14 million of deferred issuance costs have been reclassified from Other Assets to Long-Term Debt in our Consolidated Balance Sheets for fiscal 2016, 2015, 2014, 2013 and 2012 respectively. This change is reflected above in total assets, total debt, total debt to capitalization and return on invested capital ratios.

b.
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

e.	Fiscal 2012 included a pretax charge of $167 million related to the early extinguishment of debt.

f.	Return on invested capital is calculated by dividing operating income by the sum of the average of beginning and ending total debt and shareholders’ equity less cash and cash equivalents.

g.	For the total debt to capitalization calculation, capitalization is defined as total debt plus total shareholders’ equity.

h.
In fiscal 2016, we changed our methodology of calculating the book value per share to include the remaining minimum shares that will be issued from our tangible equity units for each period presented above.

i.	"EBITDA" is a Non-GAAP measure and defined as net income less interest income, plus interest, taxes, depreciation and amortization. A reconciliation of net income to EBITDA immediately follows.

EBITDA RECONCILIATIONS
A reconciliation of net income to EBITDA is as follows:

in millions, except ratio data
	2016	2015	2014	2013	2012

Net income	$1,772	$1,224	$856	$778	$576
Less: Interest income	(6)	(9)	(7)	(7)	(12)
Add: Interest expense	249	293	132	145	356
Add: Income tax expense (a)	826	697	396	411	351
Add: Depreciation	617	609	494	474	443
Add: Amortization (b)	80	92	26	17	17
EBITDA	$3,538	$2,906	$1,897	$1,818	$1,731

Total gross debt (c)	$6,279	$6,690	$8,128	$2,398	$2,418
Less: Cash and cash equivalents	(349)	(688)	(438)	(1,145)	(1,071)
Less: Short-term investments	(4)	(2)	(1)	(1)	(3)
Total net debt	$5,926	$6,000	$7,689	$1,252	$1,344

Ratio Calculations:
Gross debt/EBITDA	1.8x	2.3x	4.3x	1.3x	1.4x
Net debt/EBITDA	1.7x	2.1x	4.1x	0.7x	0.8x

(a)	Includes income tax expense of discontinued operation.

(b)
Excludes the amortization of debt discount expense of $8 million, $10 million, $10 million, $28 million and $39 million for fiscal 2016, 2015, 2014, 2013 and 2012, respectively, as it is included in Interest expense.

(c)
In fiscal 2016, we adopted new accounting guidance, retrospectively, requiring classification of debt issuance costs as a reduction of the carrying value of the debt. In doing so, $29 million, $35 million, $50 million, $10 million and $14 million of deferred issuance costs have been reclassified from Other Assets to Long-Term Debt in our Consolidated Balance Sheets for fiscal 2016, 2015, 2014, 2013 and 2012, respectively.

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
We operate in four reportable segments: Chicken, Beef, Pork and Prepared Foods. Other primarily includes our foreign chicken production operations in China and India and third-party merger and integration costs.
On August 28, 2014, we acquired and consolidated The Hillshire Brands Company ("Hillshire Brands"), a manufacturer and marketer of branded, convenient foods. Hillshire Brands results from operations subsequent to the acquisition closing are included in the Prepared Foods segment.
OVERVIEW

•	Fiscal year – Our accounting cycle resulted in a 52-week year for both fiscal 2016 and 2014 and a 53-week year for fiscal 2015.

•
General – Our operating income grew 31% in fiscal 2016 over fiscal 2015, which was led by the Beef segment's $413 million improvement in operating income and record earnings in our Prepared Foods segment, as well as continued strong performance in the Chicken and Pork segments. Sales decreased 11% in fiscal 2016 over fiscal 2015, primarily due to declining beef prices, the impact of an additional week in fiscal 2015 and the sale of our Brazil and Mexico chicken production operations. We continued to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth for the future.

•
Integration – We continue to maintain focus on the integration of Hillshire Brands and synergy capture. We expect to realize synergies of around $675 million in fiscal 2017 from the acquisition as well as our profit improvement plan for our legacy Prepared Foods business. The amount expected to be realized in fiscal 2017 is reduced from our previous estimate of $700 million as some of the incremental synergies are now expected to be realized in fiscal 2018. The majority of these benefits are expected to be realized in the Prepared Foods segment. We will continue to invest a portion of the synergies in innovation, new product launches and support the growth of our brands. In fiscal 2016, we captured $258 million of incremental synergies above the $322 million captured in fiscal 2015, for a total of $580 million of synergies realized in fiscal 2016.

•
Market Environment – Domestic protein production (chicken, beef, pork and turkey according to the USDA) increased approximately 3% in fiscal 2016 over fiscal 2015 and export market conditions experienced some improvement over fiscal 2015. Our Chicken segment delivered strong results in fiscal 2016 driven by favorable demand for our products and lower feed costs. The Beef segment earnings improved over fiscal 2015 due to more favorable market conditions associated with an increase in cattle supply which resulted in lower fed cattle costs. The Pork segment's operating margin was above its normalized range as domestic market conditions were favorable with lower livestock cost and increased demand for our pork products. Our Prepared Foods segment delivered record operating income as we continued to realize synergies and lower input costs, partially offset with higher marketing, advertising, and promotion spend.

•	Margins – Our total operating margin was 7.7% in fiscal 2016. Operating margins by segment were as follows:

•	Chicken – 11.9%

•	Beef – 2.4%

•	Pork – 10.8%

•	Prepared Foods – 10.0%

•
Liquidity – During fiscal 2016, we generated $2.7 billion of operating cash flows. We repurchased 30.8 million shares of our Class A common stock for $1,868 million under our share repurchase program in fiscal 2016. At October 1, 2016, we had $1.3 billion of liquidity, which included the availability under our revolving credit facility and $349 million of cash and cash equivalents.

	in millions, except per share data
	2016	2015	2014
Net income attributable to Tyson	$1,768	$1,220	$864
Net income attributable to Tyson - per diluted share	4.53	2.95	2.37
2016 – Included the following items:

•	$53 million, or $0.14 per diluted share, related to recognition of previously unrecognized tax benefits and audit settlements.
2015 – Included the following items:

•	$169 million, or ($0.41) per diluted share, related to an impairment charge in China.

•	$59 million, or ($0.09) per diluted share, related to Prepared Foods network optimization impairment charges.

•	$57 million, or ($0.09) per diluted share, related to merger and integration costs.

•	$12 million, or ($0.02) per diluted share, related to closure and impairment charges related to the ceasing of beef operations at our Denison facility.

•	$161 million, or $0.24 per diluted share, related to a gain on sale of the Mexico operation.

•	$39 million, or $0.06 per diluted share, related to the additional week in fiscal 2015.

•	$26 million, or $0.06 per diluted share, related to recognition of previously unrecognized tax benefits.

•	$21 million, or $0.03 per diluted share, related to a gain on sale of equity securities.

•	$8 million, or $0.02 per diluted share, of insurance proceeds (net of costs) related to a legacy Hillshire Brands plant fire.
2014 – Included the following items (fiscal 2014 per diluted share adjustments utilized a weighted average shares outstanding amount of 356 million):

•	$197 million, or ($0.37) per diluted share, related to the Hillshire Brands acquisition, integration and costs associated with our Prepared Foods improvement plan.

•	$42 million, or ($0.16) per diluted share, related to an impairment in our Brazil operation and Mexico undistributed earnings tax.

•	$40 million, or ($0.07) per diluted share, related to the Hillshire Brands post-closing results, purchase price accounting adjustments and costs related to a legacy Hillshire Brands plant fire.

•	$27 million, or ($0.12) per diluted share, related to the Hillshire Brands acquisition financing incremental interest costs and share dilution.

•	$52 million, or $0.15 per diluted share, related to a gain from previously unrecognized tax benefits.

SUMMARY OF RESULTS

Sales	in millions
	2016	2015	2014
Sales	$36,881	$41,373	$37,580
Change in sales volume	(4.6)%	5.0%
Change in average sales price	(6.5)%	4.8%
Sales growth	(10.9)%	10.1%
2016 vs. 2015 –

•
Sales Volume – Sales were negatively impacted by lower sales volume, which accounted for a decrease of $1.9 billion. Each segment had a decline in sales volume primarily attributed to the additional week in fiscal 2015. The decrease in sales volume was also attributable to the divestitures of the Mexico and Brazil chicken production operations in fiscal 2015. When excluding these impacts along with the divestiture of our Heinold Hog Markets business in the first quarter of fiscal 2015, total company sales volume increased 0.1%.

•
Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $2.6 billion. Each segment had a decrease in average sales prices largely due to decreased pricing associated with lower beef, pork, and chicken prices, with the largest decrease in the Beef segment.

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

Cost of Sales	in millions
	2016	2015	2014
Cost of sales	$32,184	$37,456	$34,895
Gross profit	4,697	3,917	2,685
Cost of sales as a percentage of sales	87.3%	90.5%	92.9%
2016 vs. 2015 –

•
Cost of sales decreased by approximately $5.3 billion. Lower input costs per pound decreased cost of sales approximately $3.6 billion and lower sales volume decreased cost of sales approximately $1.7 billion.

•	The approximate $3.6 billion impact of lower input costs was primarily driven by:

•	Decrease in live cattle cost of approximately $2.6 billion in our Beef segment.

•	Decrease in live hog costs of approximately $360 million in our Pork segment.

•	Decrease in raw material and other input costs of approximately $300 million in our Prepared Foods segment.

•	Decreases in feed costs of approximately $170 million in our Chicken segment.

•
Decrease due to net realized derivative gains of $96 million in fiscal 2016, compared to net realized derivative losses of $102 million in fiscal 2015 due to our risk management activities. These amounts exclude offsetting impacts from related physical purchase transactions, which are included in the change in live cattle and hog costs and raw material and feed costs described above. Additionally, cost of sales increased due to net unrealized gains of $11 million in fiscal 2016, compared to net unrealized gains of $80 million in fiscal 2015, primarily due to our Chicken, Beef and Pork segment commodity risk management activities.

•	The $1.7 billion impact of lower sales volume was primarily due to the sale of our Mexico chicken production operation in fiscal 2015 along with the additional week in fiscal 2015.
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

Selling, General and Administrative	in millions
	2016	2015	2014
Selling, general and administrative	$1,864	$1,748	$1,255
As a percentage of sales	5.1%	4.2%	3.3%
2016 vs. 2015 –

•	Increase of $116 million in selling, general and administrative was primarily driven by:

•	Increase of $88 million related to marketing, advertising and promotion expense to drive sales growth.

•	Increase of $71 million of employee costs including payroll and stock-based and incentive-based compensation.

•	Increase of $11 million related to bad debt expense.

•	Increase of $17 million in all other primarily related to professional fees, information technology costs and rent.

•	Decrease of $26 million due to a reduction in amortization and other expense related to our intangible assets.

•	Decrease of $25 million related to fiscal 2015 sale of our chicken production operations in Brazil and Mexico.

•	Decrease of $20 million of merger and integration costs.
2015 vs. 2014 –

•	Increase of $493 million in selling, general and administrative was primarily driven by:

•	Increase of $487 million related to the inclusion of Hillshire Brands in fiscal 2015 results with only one month in fiscal 2014 results.

•	Increase of $69 million related to incremental amortization associated with the acquired Hillshire Brands' intangibles.

•	Increase of $27 million related to employee costs including payroll and stock-based compensation.

•	Decrease of $59 million related to advertising and sales promotions in the legacy Tyson business primarily attributable to discontinuing certain programs that were present in fiscal 2014.

•
Decrease of $14 million related to merger and integration costs and employee severance and retention costs associated with the Hillshire Brands acquisition and implementation of our Prepared Foods strategy.

•	Decrease of $17 million in all other primarily related to professional fees.

Interest Income	in millions
	2016	2015	2014
	$(6)	$(9)	$(7)
2016/2015/2014 – Interest income remained relatively flat due to continued low interest rates.

Interest Expense	in millions
	2016	2015	2014
Cash interest expense	$248	$293	$132
Non-cash interest expense	1	—	—
Total Interest Expense	$249	$293	$132
2016/2015/2014 –

•
Cash interest expense primarily included interest expense related to the coupon rates for senior notes and term loans and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease in cash interest expense in fiscal 2016 was primarily due to a reduction of our debt. The increase in cash interest expense in fiscal 2015 was primarily due to senior notes and term loans issued and debt assumed in connection with our completed acquisition of Hillshire Brands on August 28, 2014.

•	Non-cash interest expense primarily included amounts related to the amortization of debt issuance costs and discounts/premiums on note issuances, offset by interest capitalized.

Other (Income) Expense, net	in millions
	2016	2015	2014
	$(8)	$(36)	$53
2016 – Included $12 million of equity earnings in joint ventures and $4 million in net foreign currency exchange losses.
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

Effective Tax Rate
	2016	2015	2014
	31.8%	36.3%	31.6%
The effective tax rate on continuing operations was impacted by a number of items which result in a difference between our effective tax rate and the United States statutory rate of 35%. The table below reflects significant items impacting the rate as indicated.
2016 –

•	Domestic production activity deduction reduced the rate 2.6%.

•	Unrecognized tax benefits activity, mostly related to expiration of statutes of limitations and settlements with taxing authorities, reduced the rate 1.7%.

•	State income taxes increased the rate 2.7%.
2015 –

•	Domestic production activity deduction reduced the rate 3.7%.

•	Unrecognized tax benefits activity, mostly related to expiration of statutes of limitations, reduced the rate 1.8%.

•	State income taxes increased the rate 3.1%.

•	Foreign rate differences and valuation allowances increased the rate 3.8%.
2014 –

•	Domestic production activity deduction reduced the rate 4.0%.

•	Net decrease in unrecognized tax benefits, mostly related to expiration of statutes of limitations and settlements with taxing authorities, reduced the rate 4.7%.

•	State income taxes increased the rate 2.8%.

•	Foreign rate differences and valuation allowances increased the rate 2.8%.

SEGMENT RESULTS
We operate in four reportable segments: Chicken, Beef, Pork and Prepared Foods. Other primarily includes our foreign chicken production operations in China and India and third-party merger and integration costs. Additionally, the results from Dynamic Fuels, which was sold in fiscal 2014, are also included in Other fiscal 2014 results until the closing date of such sale. The following table is a summary of segment sales and operating income (loss), which is how we measure segment income (loss).

						in millions
	Sales			Operating Income (Loss)
	2016	2015	2014	2016	2015	2014
Chicken	$10,927	$11,390	$11,116	$1,305	$1,366	$883
Beef	14,513	17,236	16,177	347	(66)	347
Pork	4,909	5,262	6,304	528	380	455
Prepared Foods	7,346	7,822	3,927	734	588	(60)
Other	380	879	1,381	(81)	(99)	(195)
Intersegment Sales	(1,194)	(1,216)	(1,325)	—	—	—
Total	$36,881	$41,373	$37,580	$2,833	$2,169	$1,430

Chicken Segment Results					in millions
	2016	2015	Change 2016 vs. 2015	2014	Change 2015 vs. 2014
Sales	$10,927	$11,390	$(463)	$11,116	$274
Sales Volume Change			(2.6)%		4.2%
Average Sales Price Change			(1.5)%		(1.6)%
Operating Income	$1,305	$1,366	$(61)	$883	$483
Operating Margin	11.9%	12.0%		7.9%
2016 vs. 2015 –

•
Sales Volume – Sales volume decreased primarily due to the additional week in fiscal 2015, in addition to a planned temporary decrease in production in the fourth quarter of fiscal 2016 while we transitioned our mix to sell more value-added and less commodity products along with optimizing our mix and our buy versus grow strategy.

•	Average Sales Price – Average sales price decreased as feed costs declined, partially offset by mix changes.

•
Operating Income – Operating income was negatively impacted by the additional week in fiscal 2015 along with increases in operating costs and marketing, advertising and promotion expenses, partially offset by lower feed costs of $170 million.

2015 vs. 2014 –

•	Sales Volume – Sales volume grew as a result of the additional week in fiscal 2015 as well as stronger demand for chicken products and mix of rendered product sales.

•	Average Sales Price – Average sales price decreased as feed ingredient costs declined, partially offset by mix changes.

•	Operating Income – Operating income increased due to higher sales volume and lower feed ingredient costs of $450 million, partially offset by disruptions caused by export bans.

Beef Segment Results					in millions
	2016	2015	Change 2016 vs. 2015	2014	Change 2015 vs. 2014
Sales	$14,513	$17,236	$(2,723)	$16,177	$1,059
Sales Volume Change			(1.1)%		(0.3)%
Average Sales Price Change			(14.9)%		6.9%
Operating Income (Loss)	$347	$(66)	$413	$347	$(413)
Operating Margin	2.4%	(0.4)%		2.1%
2016 vs. 2015 –

•
Sales Volume – Sales volume decreased due to the additional week in fiscal 2015. When excluding the additional week in fiscal 2015, sales volume increased 0.8% due to increased availability of cattle supply and better demand for our beef products despite a reduction in live cattle processing capacity due to the closure of our Denison, Iowa, facility in the fourth quarter of fiscal 2015.

•	Average Sales Price – Average sales price decreased due to higher domestic availability of beef supplies and lower livestock cost.

•
Operating Income – Operating income increased due to more favorable market conditions as we maximized our revenues relative to the decline in live fed cattle cost, in addition to reduced losses from mark-to-market open derivative positions and lower-of-cost-or market inventory adjustments that were incurred in the fourth quarter of fiscal 2015, partially offset by higher operating costs.

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

Pork Segment Results					in millions
	2016	2015	Change 2016 vs. 2015	2014	Change 2015 vs. 2014
Sales	$4,909	$5,262	$(353)	$6,304	$(1,042)
Sales Volume Change			(2.5)%		(0.8)%
Average Sales Price Change			(4.4)%		(15.8)%
Operating Income	$528	$380	$148	$455	$(75)
Operating Margin	10.8%	7.2%		7.2%
2016 vs. 2015 –

•
Sales Volume – Sales volume decreased due to the divestiture of our Heinold Hog Markets business in the first quarter of fiscal 2015 and the additional week in fiscal 2015. Excluding these impacts, sales volume grew 1.2%, driven by better demand for our pork products.

•	Average Sales Price – Average sale price decreased due to increased live hog supplies and lower livestock cost.

•
Operating Income – Operating income increased as we maximized our revenues relative to the decline in live hog markets and due to better plant utilization associated with increased volume processed, which were partially offset by higher operating costs, losses incurred in our live hog operation and the additional week in fiscal 2015.

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

Prepared Foods Segment Results				in millions
	2016	2015	Change 2016 vs. 2015	2014	Change 2015 vs. 2014
Sales	$7,346	$7,822	$(476)	$3,927	$3,895
Sales Volume Change			(2.8)%		70.7%
Average Sales Price Change			(3.4)%		16.7%
Operating Income (Loss)	$734	$588	$146	$(60)	$648
Operating Margin	10.0%	7.5%		(1.5)%
2016 vs. 2015 –

•
Sales Volume – Sales volume decreased due to the additional week in fiscal 2015 and lower sales volume in the first six months of fiscal 2016 due to changes in sales mix and the carryover effect of the 2015 turkey avian influenza occurrence into the first half of fiscal 2016.

•	Average Sales Price – Average sales price decreased primarily due to a decline in input costs, partially offset by a change in product mix.

•
Operating Income – Operating income increased due to mix changes as well as lower input costs of approximately $300 million, partially offset with higher marketing, advertising, and promotion spend along with the additional week in fiscal 2015. Additionally, Prepared Foods operating income was positively impacted by $441 million in synergies, of which $156 million was incremental synergies in fiscal 2016 above the $285 million of synergies realized in fiscal 2015. The positive impact of these synergies to operating income was partially offset with heavy investments in innovation, new product launches and supporting the growth of our brands.

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

Other Results				in millions
	2016	2015	Change 2016 vs. 2015	2014	Change 2015 vs. 2014
Sales	$380	$879	$(499)	$1,381	$(502)
Operating Loss	(81)	(99)	18	(195)	96
2016 vs. 2015 –

•	Sales – Sales decreased due to the sale of the Mexico and Brazil chicken production operations in fiscal 2015.

•
Operating loss – Operating loss improved due to better performance at our China operation and reduced third-party merger and integration costs partially offset by the results of the Mexico chicken production operation sold in fiscal 2015.

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

Cash Flows from Operating Activities		in millions
	2016	2015	2014
Net income	$1,772	$1,224	$856
Non-cash items in net income:
Depreciation and amortization	705	711	530
Deferred income taxes	84	38	(105)
Convertible debt discount	—	—	(92)
Gain on dispositions of businesses	—	(177)	—
Impairment of assets	45	285	107
Stock-based compensation expense	81	69	51
Other, net	(34)	71	(20)
Net changes in operating assets and liabilities	63	349	(149)
Net cash provided by operating activities	$2,716	$2,570	$1,178

•
Operating cash outflow associated with the convertible debt discount related to the initial debt discount of $92 million on our 3.25% convertible notes issued in 2008, which matured on October 15, 2013, and were retired in fiscal 2014.

•
Gain on dispositions of businesses in fiscal 2015 primarily relates to the sale of the Mexico chicken production operation. Impairment of assets in fiscal 2015 included $59 million of impairment charges related to our Prepared Foods network optimization and $169 million of impairments related to our China operation. For further description regarding these charges refer to Part II, Item 8, Notes to Consolidated Financial Statements, Note 3: Acquisitions and Dispositions and Note 9: Other Income and Charges.

•	Other, net increase in fiscal 2015 is primarily driven by non-cash pension expense.

•	Cash flows associated with changes in operating assets and liabilities:

•
2016 – Increased primarily due to decreased inventory and accounts receivable balances and increased accrual for incentive compensation, which were partially offset by decreased accounts payable, increased tax receivable and contributions to pension plans. The decreased inventory, accounts receivable and accounts payable balances were largely due to decreased raw material costs and timing of sales and payments.

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

Cash Flows from Investing Activities			in millions
	2016	2015	2014
Additions to property, plant and equipment	$(695)	$(854)	$(632)
(Purchases of)/Proceeds from marketable securities, net	(9)	14	15
Acquisitions, net of cash acquired	—	—	(8,193)
Proceeds from sale of businesses	—	539	—
Other, net	20	31	10
Net cash used for investing activities	$(684)	$(270)	$(8,800)

•	Additions to property, plant and equipment included acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2017 is expected to approximate $1.0 billion and will include spending for production growth, safety, animal well-being, infrastructure replacements and upgrades, and operational improvements that will result in production and labor efficiencies, yield improvements and sales channel flexibility.

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

Cash Flows from Financing Activities			in millions
	2016	2015	2014
Payments on debt	$(714)	$(1,995)	$(639)
Proceeds from issuance of long-term debt	1	501	5,576
Borrowings on revolving credit facility	1,065	1,345	—
Payments on revolving credit facility	(765)	(1,345)	—
Proceeds from issuance of debt component of tangible equity units	—	—	205
Proceeds from issuance of common stock, net of issuance costs	—	—	873
Net proceeds from issuance of equity component of tangible equity units	—	—	1,255
Purchases of Tyson Class A common stock	(1,944)	(495)	(295)
Dividends	(216)	(147)	(104)
Stock options exercised	128	84	67
Other, net	68	17	(23)
Net cash provided by (used for) financing activities	$(2,377)	$(2,035)	$6,915

•	Payments on debt included –

•	2016 – We fully retired the $638 million outstanding balance of our 6.60% senior notes due April 2016.

•
2015 – We fully retired the $401 million outstanding balance of the 2.75% senior notes due September 2015 and paid $353 million related to the 5-year tranche A term loan facility and $1,172 million related to the 3-year tranche A term loan facility.

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

•
2016 – We had borrowings of $1,065 million and payments of $765 million on our revolving credit facility for fiscal 2016. We utilized our revolving credit facility to balance our cash position with the retirement of the 2016 Notes and changes in working capital. Additionally, total debt of our foreign subsidiaries was $7 million at October 1, 2016, $6 million of which is classified as long-term in our Consolidated Balance Sheets.

•
2015 – $500 million from term loans, the full balance of which was used to prepay outstanding borrowings under the 3-year tranche A term loan facility. In addition, we had borrowings and payments on our revolver of $1,345 million for fiscal 2015. We utilized our revolving credit facility to balance our cash position with term loan deleveraging and changes in working capital. Additionally, total debt of our foreign subsidiaries was $10 million at October 3, 2015, all of which is classified as long-term in our Consolidated Balance Sheets.

•
2014 – $2,300 million from term loans and $3,243 million from senior unsecured notes after original issue discounts of $7 million. Additionally, total debt related to our foreign subsidiaries was $8 million at September 27, 2014, all of which is classified as long-term in our Consolidated Balance Sheets.

•	Proceeds from issuance of debt and equity components of tangible equity units –

•
2014 – We issued 30 million, 4.75% tangible equity units (TEUs). Total proceeds, net of underwriting discounts and other expenses, were $1,454 million. Each TEU is comprised of a prepaid stock purchase contract and a senior amortizing note due July 15, 2017. We allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The fair value of the prepaid stock purchase contracts, which was $1,295 million, is recorded in Capital in Excess of Par Value, net of $40 million issuance costs. The fair value of the senior amortizing notes was $205 million which was recorded in debt.

•	Proceeds from issuance of common stock, net of issuance costs –

•	2014 – We issued 23.8 million shares of our Class A common stock, for total proceeds, net of underwriting discounts and other offering related fees and expenses, of $873 million.

•	Purchases of Tyson Class A common stock include –

•	$1,868 million, $455 million and $250 million for shares repurchased pursuant to our share repurchase program in fiscal 2016, 2015 and 2014, respectively.

•	$76 million, $40 million and $45 million for shares repurchased to fund certain obligations under our equity compensation plans in fiscal 2016, 2015 and 2014, respectively.

•
We expect to continue repurchasing shares under our share repurchase program. As of October 1, 2016, 40.3 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements.

•	Subsequent to October 1, 2016, through November 18, 2016, we repurchased $255 million, or approximately 3.6 million shares, of our common stock under our share repurchase program.

•	Dividends paid during fiscal 2016 included a 50% increase to our fiscal 2015 quarterly dividend rate.

•	Other, net increase in fiscal 2016 is primarily driven by tax benefits associated with stock option exercises.

Liquidity					in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit under Revolving Credit Facility (no draw downs)	Outstanding Amount Borrowed	Amount Available
Cash and cash equivalents					$349
Short-term investments					4
Revolving credit facility	September 2019	$1,250	$7	$300	943
Total liquidity					$1,296

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of leasing obligations and workers’ compensation insurance programs. Our maximum borrowing under the revolving credit facility during fiscal 2016 was $335 million.

•	We expect net interest expense will approximate $225 million for fiscal 2017.

•
At October 1, 2016, approximately $286 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our foreign subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. United States income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest the cash held by foreign subsidiaries permanently or to repatriate the cash only when it is tax efficient to do so.

•	Our current ratio was 1.77 to 1 and 1.52 to 1 at October 1, 2016, and October 3, 2015, respectively.

Capital Resources
Credit Facility
Cash flows from operating activities and current cash on hand are our primary sources of liquidity for funding debt service, capital expenditures, dividends and share repurchases. We also have a revolving credit facility, with a committed capacity of $1.25 billion, to provide additional liquidity for working capital needs, letters of credit and a source of financing for growth opportunities. As of October 1, 2016, we had $300 million borrowed and $7 million of outstanding letters of credit issued under this facility, none of which were drawn upon, which left $943 million available for borrowing. Our revolving credit facility is funded by a syndicate of 42 banks, with commitments ranging from $0.3 million to $85 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At October 1, 2016, and October 3, 2015, the ratio of our net debt to EBITDA was 1.7x and 2.1x, respectively. Refer to Part II, Item 6, Selected Financial Data, for an explanation and reconciliation to comparable GAAP measures. The decrease in this ratio for fiscal 2016 is primarily due to increased EBITDA of $632 million.
Credit Ratings
Term Loans: Tranche B due April 2019 and Tranche B due August 2019
S&P’s credit rating for both term loans is "BBB." Moody’s Investor Service, Inc. (Moody's) credit rating for both term loans is "Baa2." Fitch Ratings, a wholly owned subsidiary of Fimlac, S.A. (Fitch) credit rating for both term loans is "BBB." The below table outlines the borrowing spread on the outstanding principal balance depending on the rating levels of both term loans from S&P, Moody's and Fitch.

Ratings Level (S&P/Moody's/Fitch)	Tranche B due April 2019 Borrowing Spread	Tranche B due August 2019 Borrowing Spread
BBB+/Baa1/BBB+	1.000%	1.250%
BBB/Baa2/BBB (current level)	1.125%	1.500%
BBB-/Baa3/BBB-	1.375%	1.750%
BB+/Ba1/BB+	1.625%	2.000%
BB/Ba2/BB or lower	1.875%	2.500%
Revolving Credit Facility
S&P’s corporate credit rating for Tyson Foods, Inc. is "BBB." Moody’s, senior unsecured, long-term debt rating for Tyson Foods, Inc. is "Baa2." Fitch's issuer default rating for Tyson Foods, Inc. is "BBB." The below table outlines the fees paid on the unused portion of the facility (Facility Fee Rate) and letter of credit fees (Undrawn Letter of Credit Fee and Borrowing Spread) depending on the rating levels of Tyson Foods, Inc. from S&P, Moody's and Fitch.

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
We were in compliance with all debt covenants at October 1, 2016.
Pension Plans
As further described in Part II, Item 8, Notes to Consolidated Financial Statements, Note 14: Pensions and Other Postretirement Benefits, the funded status of our defined benefit pension plans is defined as the amount the projected benefit obligation exceeds the plan assets. The funded status of the plans is an underfunded position of $336 million at the end of fiscal 2016 as compared to an underfunded position of $410 million at the end of fiscal 2015.
We expect to contribute approximately $40 million of cash to our pension plans in fiscal 2017 as compared to approximately $64 million in fiscal 2016 and $14 million in fiscal 2015. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements. As a result, the actual funding in fiscal 2017 may be different from the estimate.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements material to our financial position or results of operations. The off-balance sheet arrangements we have are guarantees of debt of outside third parties, including leases and grower loans, and residual value guarantees covering certain operating leases for various types of equipment. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 19: Commitments and Contingencies for further discussion.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations as of October 1, 2016:

					in millions
	Payments Due by Period
	2017	2018-2019	2020-2021	2022 and thereafter	Total
Debt and capital lease obligations:
Principal payments (1)	$79	$2,487	$295	$3,439	$6,300
Interest payments (2)	226	428	351	1,218	2,223
Guarantees (3)	20	37	40	30	127
Operating lease obligations (4)	118	158	73	78	427
Purchase obligations (5)	1,817	539	207	106	2,669
Capital expenditures (6)	720	151	—	—	871
Other long-term liabilities (7)	—	—	—	—	548
Total contractual commitments	$2,980	$3,800	$966	$4,871	$13,165

(1)	In the event of a default on payment, acceleration of the principal payments could occur.

(2)
Interest payments include interest on all outstanding debt. Payments are estimated for variable rate and variable term debt based on effective interest rates at October 1, 2016, and expected payment dates.

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

(5)
Amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations amount included items, such as future purchase commitments for grains, livestock contracts and fixed grower fees, that provide terms that meet the above criteria. For certain grain purchase commitments with a fixed quantity provision, we have assumed the future obligations under the commitment based on available commodity futures prices as published in observable active markets as of October 1, 2016. We have excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders are not included in the table, as a purchase order is an authorization to purchase and is cancelable. Contracts for goods or services that contain termination clauses without penalty have also been excluded.

(6)	Amounts include estimated amounts to complete buildings and equipment under construction as of October 1, 2016.

(7)
Other long-term liabilities primarily consist of deferred compensation, deferred income, self-insurance, and asset retirement obligations. We are unable to reliably estimate the amount of these payments beyond fiscal 2017; therefore, we have only included the total liability in the table above. We also have employee benefit obligations consisting of pensions and other postretirement benefits of $359 million that are excluded from the table above. A discussion of the Company's pension and postretirement plans, including funding matters, is included in Part II, Item 8, Notes to Consolidated Financial Statements, Note 14: Pensions and Other Postretirement Benefits.

In addition to the amounts shown above in the table, we have unrecognized tax benefits of $283 million and related interest and penalties of $52 million at October 1, 2016, recorded as liabilities.
The maximum contractual obligation associated with our cash flow assistance programs at October 1, 2016, based on the estimated fair values of the livestock supplier’s net tangible assets on that date, aggregated to approximately $380 million, or approximately $378 million remaining maximum commitment after netting the cash flow assistance related receivables.
RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion under Part II, Item 8, Notes to Consolidated Financial Statements, Note 1: Business and Summary of Significant Accounting Policies and Note 2: Changes in Accounting Principles.

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

Marketing, advertising and promotion costs
We promote our products with marketing, advertising, trade promotions, and consumer incentives. These programs include, but are not limited to, coupons, discounts, rebates, volume-based incentives, cooperative advertising, and other programs.

Marketing, advertising, and promotion costs are charged to operations in the period incurred. We accrue costs based on the estimated performance, historical utilization and redemption rates of each program.

Cash consideration given to customers is considered a reduction in the price of our products, thus recorded as a reduction to sales. The remainder of marketing, advertising and promotion costs is recorded as a selling, general and administrative expense.

Recognition of the costs related to these programs contains uncertainties due to judgment required in estimating the potential performance, utilization and redemption rates of each program.

These estimates are based on many factors, including experience of similar promotional programs.

We have not made any material changes in the accounting methodology used to establish our marketing, advertising, and promotion accruals during the past three fiscal years.

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our marketing, advertising, and promotion accruals. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.

A 10% change in our marketing, advertising, and promotion accruals at October 1, 2016, would impact pretax earnings by approximately $21 million.

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

A 10% increase in the actuarial estimate at October 1, 2016, would result in an increase in the amount we recorded for our self-insurance liability of approximately $23 million. A 10% decrease in the actuarial estimate at October 1, 2016, would result in a decrease in the amount we recorded for our self-insurance liability of approximately $8 million.

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

Net periodic benefit cost for the defined benefit pension plans was $18 million in fiscal 2016. The projected benefit obligation was $1,776 million at the end of fiscal 2016. Unrecognized actuarial loss was $72 million at the end of fiscal 2016. We currently expect net periodic benefit cost for fiscal 2017 to be approximately $26 million.

Plan assets are currently comprised of approximately 85% fixed income securities and 10% equity securities. Fixed income securities can include, but are not limited to, direct bond investments and pooled or indirect bond investments. Other investments may include, but are not limited to, international and domestic equities, real estate, commodities and private equity.

We expect to contribute approximately $40 million of cash to our pension plans in fiscal 2017. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including minimum funding requirements.

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

A 1% increase in the discount rate at October 1, 2016, would result in a decrease in the projected benefit obligation and net periodic benefit cost of approximately $203 million and $5 million, respectively. A 1% decrease in the discount rate at October 1, 2016, would result in an increase in the projected benefit obligation and net periodic benefit cost of approximately $250 million and $12 million, respectively.

A 1% change in the return on plan assets at October 1, 2016, would impact the net periodic benefit cost by approximately $14 million.

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

We recorded impairment charges related to long-lived assets and definite life intangibles of $45 million, $262 million and $107 million, in fiscal 2016, 2015 and 2014, respectively.

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

We periodically conduct projects to strategically evaluate optimization of such items as network capacity and manufacturing efficiencies. Additionally, we continue to evaluate our international operations and strategies. If we have a significant change in strategies, outlook, or a manner in which we plan to use these assets, we may be exposed to future impairments.

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
For indefinite life intangible assets, a qualitative assessment can also be performed to determine whether the existence of events and circumstances indicates it is more likely than not an intangible asset is impaired. Similar to goodwill, we can also elect to forgo the qualitative test for indefinite life intangible assets and perform the quantitative test. Upon performing the quantitative test, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We elected to forgo the qualitative assessments on our indefinite life intangible assets for the fiscal 2016 impairment test.
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
During fiscal 2016, 2015 and 2014, all of our material reporting units that underwent a quantitative test passed the first step of the goodwill impairment analysis and therefore, the second step was not necessary. In fiscal 2015, we recorded a $23 million full impairment of an immaterial reporting unit’s goodwill.
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
The discount rate used in our annual goodwill impairment test decreased to 6.2% in fiscal 2016 from 6.8% in fiscal 2015. Discount rates continue to be low compared to historical levels. A 38% increase in the discount rate would have caused our Prepared Foods reporting unit, with $4,005 million of goodwill at October 1, 2016, to fail the first step of the goodwill impairment step and may have resulted in a material impairment upon completion of the second step.
We did not have material indefinite life intangible assets prior to the acquisition of Hillshire Brands in August 2014. Our fiscal 2016 and 2015 indefinite life intangible assets impairment analyses did not result in an impairment charge. All indefinite life intangible assets’ estimated fair value exceeded their carrying value by more than 20% at the date of their most recent estimated fair value determination. Consequently, we do not currently consider any of our material indefinite life intangible assets at significant risk of impairment.
The discount rate used in our annual indefinite life intangible assets impairment test was 7.9% in fiscal 2016 and 8.0% in fiscal 2015. A 20% increase in the discount rate would have caused the carrying value of two intangible assets, which have a combined carrying value of $2,476 million, to exceed fair value.
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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of October 1, 2016, and October 3, 2015, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value	in millions
	2016	2015
Livestock:
Live Cattle	$5	$13
Lean Hogs	7	12
Grain:
Corn	26	3
Soy Meal	8	—

Interest Rate Risk: At October 1, 2016, we had variable rate debt of $1,357 million with a weighted average interest rate of 1.8%. A hypothetical 10% increase in interest rates effective at October 1, 2016, and October 3, 2015, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At October 1, 2016, we had fixed-rate debt of $4,922 million with a weighted average interest rate of 4.3%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $71 million at October 1, 2016, and $87 million at October 3, 2015. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We have interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 14: Pensions and Other Postretirement Benefits for additional information.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at October 1, 2016, and October 3, 2015, related to the foreign exchange forward and option contracts would have a $3 million impact on pretax income.
Concentrations of Credit Risk: Our financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to our large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 1, 2016, and October 3, 2015, 18.9% and 20.0%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three years ended October 1, 2016
	in millions, except per share data
	2016	2015	2014
Sales	$36,881	$41,373	$37,580
Cost of Sales	32,184	37,456	34,895
Gross Profit	4,697	3,917	2,685
Selling, General and Administrative	1,864	1,748	1,255
Operating Income	2,833	2,169	1,430
Other (Income) Expense:
Interest income	(6)	(9)	(7)
Interest expense	249	293	132
Other, net	(8)	(36)	53
Total Other (Income) Expense	235	248	178
Income before Income Taxes	2,598	1,921	1,252
Income Tax Expense	826	697	396
Net Income	1,772	1,224	856
Less: Net Income (Loss) Attributable to Noncontrolling Interests	4	4	(8)
Net Income Attributable to Tyson	$1,768	$1,220	$864
Weighted Average Shares Outstanding:
Class A Basic	315	335	284
Class B Basic	70	70	70
Diluted	390	413	364
Net Income Per Share Attributable to Tyson:
Class A Basic	$4.67	$3.06	$2.48
Class B Basic	$4.24	$2.79	$2.26
Diluted	$4.53	$2.95	$2.37
Dividends Declared Per Share:
Class A	$0.650	$0.425	$0.325
Class B	$0.585	$0.383	$0.294
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three years ended October 1, 2016
	in millions
	2016	2015	2014
Net Income	$1,772	$1,224	$856
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	(1)	2	1
Investments	—	(1)	4
Currency translation	4	36	(30)
Postretirement benefits	42	20	(14)
Total Other Comprehensive Income (Loss), Net of Taxes	45	57	(39)
Comprehensive Income	1,817	1,281	817
Less: Comprehensive Income Attributable to Noncontrolling Interests	4	4	(8)
Comprehensive Income Attributable to Tyson	$1,813	$1,277	$825
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED BALANCE SHEETS

October 1, 2016, and October 3, 2015
in millions, except share and per share data
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$349	$688
Accounts receivable, net	1,542	1,620
Inventories	2,732	2,878
Other current assets	265	195
Total Current Assets	4,888	5,381
Net Property, Plant and Equipment	5,170	5,176
Goodwill	6,669	6,667
Intangible Assets	5,084	5,168
Other Assets	562	577
Total Assets	$22,373	$22,969
Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$79	$715
Accounts payable	1,511	1,662
Other current liabilities	1,172	1,158
Total Current Liabilities	2,762	3,535
Long-Term Debt	6,200	5,975
Deferred Income Taxes	2,545	2,449
Other Liabilities	1,242	1,304
Commitments and Contingencies (Note 19)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 364 million shares	36	35
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,355	4,307
Retained earnings	8,348	6,813
Accumulated other comprehensive loss	(45)	(90)
Treasury stock, at cost – 73 million shares at October 1, 2016, and 47 million shares at October 3, 2015	(3,093)	(1,381)
Total Tyson Shareholders’ Equity	9,608	9,691
Noncontrolling Interests	16	15
Total Shareholders’ Equity	9,624	9,706
Total Liabilities and Shareholders’ Equity	$22,373	$22,969

See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Three years ended October 1, 2016
				in millions
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance at beginning of year	346	$35	346	$35	322	$32
Issuance of Class A common stock	18	1	—	—	24	3
Balance at end of year	364	36	346	35	346	35

Class B Common Stock:
Balance at beginning and end of year	70	7	70	7	70	7

Capital in Excess of Par Value:
Balance at beginning of year		4,307		4,257		2,292
Issuance of Class A common stock		—		—		870
Issuance of tangible equity units		—		—		1,255
Convertible debt settlement		—		—		(248)
Convertible note hedge settlement		—		—		341
Warrant settlement		—		—		(289)
Stock-based compensation		48		50		36
Balance at end of year		4,355		4,307		4,257

Retained Earnings:
Balance at beginning of year		6,813		5,748		4,999
Net income attributable to Tyson		1,768		1,220		864
Dividends		(233)		(155)		(115)
Balance at end of year		8,348		6,813		5,748

Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year		(90)		(147)		(108)
Other Comprehensive Income (Loss)		45		57		(39)
Balance at end of year		(45)		(90)		(147)

Treasury Stock:
Balance at beginning of year	47	(1,381)	40	(1,010)	48	(1,021)
Purchase of Class A common stock	32	(1,944)	12	(495)	8	(295)
Convertible debt settlement	—	—	—	—	(12)	248
Convertible note hedge settlement	—	—	—	—	12	(341)
Warrant settlement	—	—	—	—	(12)	289
Stock-based compensation	(6)	232	(5)	124	(4)	110
Balance at end of year	73	(3,093)	47	(1,381)	40	(1,010)

Total Shareholders’ Equity Attributable to Tyson		$9,608		$9,691		$8,890

Equity Attributable to Noncontrolling Interests:
Balance at beginning of year		$15		$14		$32
Net income (loss) attributable to noncontrolling interests		4		4		(8)
Contributions by noncontrolling interest		—		—		—
Distributions to noncontrolling interest		(3)		(1)		(11)
Net foreign currency translation adjustment and other		—		(2)		1
Total Equity Attributable to Noncontrolling Interests		$16		$15		$14

Total Shareholders’ Equity		$9,624		$9,706		$8,904
See accompanying notes.

TYSON FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three years ended October 1, 2016
	in millions
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$1,772	$1,224	$856
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	617	609	494
Amortization	88	102	36
Deferred income taxes	84	38	(105)
Convertible debt discount	—	—	(92)
Gain on dispositions of businesses	—	(177)	—
Impairment of assets	45	285	107
Share-based compensation expense	81	69	51
Other, net	(34)	71	(20)
(Increase) decrease in accounts receivable	73	66	(93)
(Increase) decrease in inventories	148	220	(148)
Increase (decrease) in accounts payable	(130)	(162)	202
Increase (decrease) in income taxes payable/receivable	(19)	177	(133)
Increase (decrease) in interest payable	(1)	(23)	5
Net changes in other operating assets and liabilities	(8)	71	18
Cash Provided by Operating Activities	2,716	2,570	1,178
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(695)	(854)	(632)
Purchases of marketable securities	(46)	(38)	(18)
Proceeds from sale of marketable securities	37	52	33
Acquisitions, net of cash acquired	—	—	(8,193)
Proceeds from sale of businesses	—	539	—
Other, net	20	31	10
Cash Used for Investing Activities	(684)	(270)	(8,800)
Cash Flows From Financing Activities:
Payments on debt	(714)	(1,995)	(639)
Proceeds from issuance of long-term debt	1	501	5,576
Borrowings on revolving credit facility	1,065	1,345	—
Payments on revolving credit facility	(765)	(1,345)	—
Proceeds from issuance of debt component of tangible equity units	—	—	205
Proceeds from issuance of common stock, net of issuance costs	—	—	873
Net proceeds from issuance of equity component of tangible equity units	—	—	1,255
Purchases of Tyson Class A common stock	(1,944)	(495)	(295)
Dividends	(216)	(147)	(104)
Stock options exercised	128	84	67
Other, net	68	17	(23)
Cash Provided by (Used for) Financing Activities	(2,377)	(2,035)	6,915
Effect of Exchange Rate Change on Cash	6	(15)	—
Increase (Decrease) in Cash and Cash Equivalents	(339)	250	(707)
Cash and Cash Equivalents at Beginning of Year	688	438	1,145
Cash and Cash Equivalents at End of Year	$349	$688	$438
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
Fiscal Year: We utilize a 52- or 53-week accounting period ending on the Saturday closest to September 30. The Company’s accounting cycle resulted in a 52-week year for fiscal 2016 and fiscal 2014 and a 53-week year for fiscal 2015.
Cash and Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as part of our cash management activity. The carrying values of these assets approximate their fair values. We primarily utilize a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts where funds are moved to, and several zero-balance disbursement accounts for funding payroll, accounts payable, livestock procurement, grower payments, etc. As a result of our cash management system, checks issued, but not presented to the banks for payment, may result in negative book cash balances. These negative book cash balances are included in accounts payable and other current liabilities. At October 1, 2016, and October 3, 2015, checks outstanding in excess of related book cash balances totaled approximately $261 million and $257 million, respectively.
Accounts Receivable: We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and relationships with and economic status of our customers. At October 1, 2016, and October 3, 2015, our allowance for uncollectible accounts was $33 million and $27 million, respectively. We generally do not have collateral for our receivables, but we do periodically evaluate the credit worthiness of our customers.
Inventories: Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
In fiscal 2016, 61% of the cost of inventories was determined by the first-in, first-out ("FIFO") method as compared to 63% in fiscal 2015. The remaining cost of inventories for both years is determined by the weighted-average method.
The following table reflects the major components of inventory at October 1, 2016, and October 3, 2015:

		in millions
	2016	2015
Processed products	$1,530	$1,631
Livestock	772	831
Supplies and other	430	416
Total inventory	$2,732	$2,878
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

Goodwill and Intangible Assets: Definite life intangibles are initially recorded at fair value and amortized over the estimated period of benefit. Brands and trademarks are generally based on the straight-line method over 20 years or less. Customer relationships are generally amortized over seven to 17 years based on the pattern of revenue expected to be generated from the use of the asset. Amortization expense is generally recognized in selling, general, and administrative expense. We review the carrying value of definite life intangibles at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based on historical results and current projections of earnings before interest, taxes, depreciation and amortization. We measure impairment as the excess of carrying value over the fair value of the definite life intangible asset. We use various valuation techniques to estimate fair value, with the primary techniques being discounted cash flows, relief-from-royalty and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
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
The discount rate used in our annual goodwill impairment test decreased to 6.2% in fiscal 2016 from 6.8% in fiscal 2015. The discount rate used in our indefinite life intangible test decreased to 7.9% in fiscal 2016 from 8.0% in fiscal 2015.
During fiscal 2016, 2015 and 2014, all of our material reporting units that underwent a quantitative test passed the first step of the goodwill impairment analysis and therefore, the second step was not necessary. In fiscal 2015, we recorded a $23 million full impairment of an immaterial reporting unit’s goodwill.
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
Other Current Liabilities: Other current liabilities at October 1, 2016, and October 3, 2015, include:

	in millions
	2016	2015
Accrued salaries, wages and benefits	$563	$478
Accrued marketing, advertising and promotion expense	212	192
Other	397	488
Total other current liabilities	$1,172	$1,158
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
Marketing and Promotion Costs: We promote our products with marketing, advertising, trade promotions, and consumer incentives, which include, but are not limited to, coupons, discounts, rebates, and volume-based incentives. Marketing and promotion expenses are charged to operations in the period incurred. Customer incentive and trade promotion activities are recorded as a reduction to sales based on amounts estimated as being due to customers, based primarily on historical utilization and redemption rates, while other marketing and promotional activities are recorded as selling, general and administrative expense.
Advertising Expenses: Advertising expense is charged to operations in the period incurred and is recorded as selling, general and administrative expense. Advertising expense totaled $238 million, $181 million and $112 million in fiscal 2016, 2015 and 2014, respectively.
Research and Development: Research and development costs are expensed as incurred. Research and development costs totaled $96 million, $75 million and $52 million in fiscal 2016, 2015 and 2014, respectively.
Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements:
In August 2016, the Financial Accounting Standards Board ("FASB") issued guidance which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In March 2016, the FASB issued guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows and impact on earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted and the application of the guidance requires various transition methods depending on the specific amendment. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
In April 2015, the FASB issued guidance on the recognition of fees paid by a customer for cloud computing arrangements. The guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the software license consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, our fiscal 2017, and should be applied prospectively or retrospectively, of which we will apply prospectively. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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
NOTE 2: CHANGES IN ACCOUNTING PRINCIPLES
In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes. The guidance requires that deferred tax liabilities and assets be classified as non-current in the balance sheet. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2016, our fiscal 2018, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. We early adopted this guidance, prospectively, for the year ended October 1, 2016. As a result, prior period balances were not retrospectively adjusted. The adoption did not have a material impact on our consolidated financial statements.
In May 2015, the FASB issued guidance which removes the requirement to categorize all investments within the fair value hierarchy for which fair values are measured using the net asset value (NAV) per share practical expedient. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, our fiscal 2017. Early adoption is permitted and the retrospective transition method should be applied. We early adopted this guidance, retrospectively, for the year ended October 1, 2016. As a result, investments that are measured using the NAV per share practical expedient have not been categorized in the fair value hierarchy as of October 1, 2016 and October 3, 2015. The adoption did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability; however, debt issuance costs related to revolving credit facilities will remain in other assets. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, our fiscal 2017, with early adoption permitted. We early adopted this guidance, retrospectively, for the year ended October 1, 2016. As a result, $29 million and $35 million of deferred issuance costs have been reclassified from Other Assets to Long-Term Debt in our Consolidated Balance Sheets as of October 1, 2016 and October 3, 2015, respectively.
In April 2015, the FASB issued guidance which allows entities with a fiscal year end that does not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, our fiscal 2017. Early adoption is permitted and the prospective transition method should be applied. We early adopted this guidance, prospectively, for the year ended October 1, 2016. We have elected to measure the fair value of our defined benefit and other postretirement benefit plans as of the close of business on the Friday prior to our year-end. The adoption did not have a material impact on our consolidated financial statements.
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

During fiscal 2015, we recorded measurement period adjustments, which reduced goodwill by $14 million, after obtaining additional information regarding, among other things, asset valuations and liabilities assumed. The amount was not considered material and therefore prior periods were not revised. The purchase price allocation was finalized during the fourth quarter of fiscal 2015.
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

in millions (unaudited)
2014
Pro forma sales	$41,311
Pro forma net income from continuing operations attributable to Tyson	1,047
Pro forma net income per diluted share from continuing operations attributable to Tyson	$2.50
During fiscal 2014 we acquired a value-added food business as part of our strategic expansion initiative, which is included in our Prepared Foods segment. The aggregate purchase price of the acquisition was $56 million, which included $12 million for Property, Plant and Equipment, $27 million allocated to Intangible Assets and $18 million allocated to Goodwill.
Dispositions
In fiscal 2014, we announced our plan to sell our Brazil and Mexico operations, which are included in Other for segment reporting, to JBS SA ("JBS") for $575 million in cash less debt and other adjustments. As a result, we conducted an impairment test and recorded a $39 million impairment charge in the fourth quarter of fiscal 2014 related to our Brazil operation. We completed the sale of the Brazil operation in the first quarter of fiscal 2015 and received net proceeds of $148 million including working capital, net debt adjustments and cash transferred. The sale did not result in a significant gain or loss as the carrying value of the Brazil operation approximated the sales proceeds at the time of sale.
We completed the sale of the Mexico operation in the fourth quarter of fiscal 2015 and received net proceeds of approximately $374 million including working capital, net debt adjustments and cash transferred. As a result of the sale, we recorded a pre-tax gain of $161 million, which was reflected in Cost of Sales in our Consolidated Statements of Income. We utilized the net proceeds to retire the 2.75% senior notes due September 2015.
In the fourth quarter of fiscal 2015, to better align our overall production capacity with then-current cattle supplies, we ceased beef operations at our Denison, Iowa plant. As a result, we recorded $12 million in closure and impairment charges during the fourth quarter of fiscal 2015. These charges impacted the Beef segment’s operating income and were reflected in Cost of Sales in our Consolidated Statements of Income.
In the fourth quarter of fiscal 2015, we recorded a $59 million impairment and other related charges associated with a Prepared Foods project designed to optimize the combined Tyson and Hillshire Brands network capacity and to enhance manufacturing efficiencies for the future. These charges were reflected in the Prepared Foods segment’s operating income in the fourth quarter of fiscal 2015, of which $49 million was included in the Consolidated Statements of Income in Cost of Sales and $10 million was included in the Consolidated Statements of Income in Selling, General and Administrative. As a result of this project, we sold our Chicago, Illinois, hospitality plant in June 2016 and closed our Jefferson, Wisconsin, plant in July 2016. The sale of our Chicago, Illinois, plant and closure of our Jefferson, Wisconsin, plant did not have a significant impact on the Company's operating results.
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
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The following table reflects major categories of property, plant and equipment and accumulated depreciation at October 1, 2016, and October 3, 2015:

	in millions
	2016	2015
Land	$126	$122
Building and leasehold improvements	3,662	3,581
Machinery and equipment	6,789	6,452
Land improvements and other	300	286
Buildings and equipment under construction	290	375
	11,167	10,816
Less accumulated depreciation	5,997	5,640
Net property, plant and equipment	$5,170	$5,176
Approximately $871 million will be required to complete buildings and equipment under construction at October 1, 2016.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
The following table reflects goodwill activity for fiscal 2016 and 2015:

in millions
	Chicken	Beef	Pork	Prepared Foods	Other(a)	Unallocated	Consolidated
Balance at September 27, 2014
Goodwill	$907	$1,123	$317	$92	$57	$4,804	$7,300
Accumulated impairment losses	—	(560)	—	—	(34)	—	(594)
	907	563	317	92	23	4,804	6,706
Fiscal 2015 Activity:
Measurement period adjustments	—	—	—	—	—	(14)	(14)
Allocation of acquired goodwill	658	113	106	3,913	—	(4,790)	—
Impairment losses	—	—	—	—	(23)	—	(23)
Currency translation and other	(2)	—	—	—	—	—	(2)
Balance at October 3, 2015
Goodwill	1,563	1,236	423	4,005	57	—	7,284
Accumulated impairment losses	—	(560)	—	—	(57)	—	(617)
	$1,563	$676	$423	$4,005	$—	$—	$6,667

Fiscal 2016 Activity:
Currency translation and other	2	—	—	—	—	—	2
Balance at October 1, 2016
Goodwill	1,565	1,236	423	4,005	57	—	7,286
Accumulated impairment losses	—	(560)	—	—	(57)	—	(617)
	$1,565	$676	$423	$4,005	$—	$—	$6,669
(a) Other included the goodwill from our foreign chicken operation.
On August 28, 2014, we acquired and consolidated Hillshire Brands. The unallocated portion of goodwill at September 27, 2014, is attributable to our acquisition of Hillshire Brands. During fiscal 2015, we recorded measurement period adjustments, which reduced goodwill by $14 million and completed the allocation of goodwill to our segments (see Note 3: Acquisitions and Dispositions).
The following table reflects intangible assets by type at October 1, 2016, and October 3, 2015:

in millions
	2016	2015
Amortizable intangible assets:
Brands and trademarks	$590	$594
Customer relationships	564	564
Patents, intellectual property and other	114	115
Land use rights	9	9
Total gross amortizable intangible assets	$1,277	$1,282
Less accumulated amortization	271	192
Total net amortizable intangible assets	$1,006	$1,090
Brands and trademarks not subject to amortization	4,078	4,078
Total intangible assets	$5,084	$5,168
Amortization expense of $80 million, $92 million and $26 million was recognized during fiscal 2016, 2015 and 2014, respectively. We estimate amortization expense on intangible assets for the next five fiscal years subsequent to October 1, 2016, will be: 2017 - $78 million; 2018 - $76 million; 2019 - $72 million; 2020 - $69 million; 2021 - $66 million.

NOTE 6: DEBT
The following table reflects major components of debt as of October 1, 2016, and October 3, 2015:

		in millions
	2016	2015
Revolving credit facility	$300	$—
Senior notes:
6.60% Senior notes due April 2016 (2016 Notes)	—	638
7.00% Notes due May 2018	120	120
2.65% Notes due August 2019 (2019 Notes)	1,000	1,000
4.10% Notes due September 2020	284	285
4.50% Senior notes due June 2022 (2022 Notes)	1,000	1,000
3.95% Notes due August 2024 (2024 Notes)	1,250	1,250
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032	163	163
4.88% Notes due August 2034 (2034 Notes)	500	500
5.15% Notes due August 2044 (2044 Notes)	500	500
Discount on senior notes	(8)	(10)
Term loans:
Tranche B due April 2019 (1.69% at 10/1/2016)	500	500
Tranche B due August 2019 (2.06% at 10/1/2016)	552	552
Amortizing Notes - Tangible Equity Units (see Note 7: Equity)	71	140
Other	58	69
Unamortized debt issuance costs	(29)	(35)
Total debt	6,279	6,690
Less current debt	79	715
Total long-term debt	$6,200	$5,975
Annual maturities of debt for the five fiscal years subsequent to October 1, 2016, are: 2017 - $79 million; 2018 - $128 million; 2019 - $2,359 million; 2020 - $285 million; 2021 - $10 million.
Revolving Credit Facility
We have a $1.25 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in September 2019. After reducing for the amount borrowed and outstanding letters of credit issued under this facility, the amount available for borrowing at October 1, 2016, was $943 million. At October 1, 2016, we had outstanding letters of credit issued under this facility totaling $7 million, none of which were drawn upon. We had an additional $91 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing obligations and workers’ compensation insurance programs.
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

2016 Notes
On March 31, 2016, we repaid the entire outstanding $638 million principal balance on the 2016 Notes. Tyson Fresh Meats, Inc. (TFM Parent), our wholly owned subsidiary, fully and unconditionally guaranteed the 2016 Notes, 2019 Notes, 2022 Notes, 2024 Notes, 2034 Notes, 2044 Notes, amortizing notes related to our tangible equity units, our $1.25 billion revolving credit facility and term loans. As a result of the retirement of the 2016 Notes in the second quarter of fiscal 2016, all of TFM Parent's guarantees were released and TFM Parent is no longer required to disclose guarantor financial statements.
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
We were in compliance with all debt covenants at October 1, 2016.
NOTE 7: EQUITY
Capital Stock
We have two classes of capital stock, Class A stock, $0.10 par value and Class B Common Stock, $0.10 par value (Class B stock). Holders of Class B stock may convert such stock into Class A stock on a share-for-share basis. Holders of Class B stock are entitled to 10 votes per share, while holders of Class A stock are entitled to one vote per share on matters submitted to shareholders for approval. As of October 1, 2016, Tyson Limited Partnership (the TLP) owned 99.985% of the outstanding shares of Class B stock and the TLP and members of the Tyson family owned, in the aggregate, 2.06% of the outstanding shares of Class A stock, giving them, collectively, control of approximately 71.18% of the total voting power of the outstanding voting stock.
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
Dividends
Cash dividends cannot be paid to holders of Class B stock unless they are simultaneously paid to holders of Class A stock. The per share amount of the cash dividend paid to holders of Class B stock cannot exceed 90% of the cash dividend simultaneously paid to holders of Class A stock. We pay quarterly cash dividends to Class A and Class B shareholders. We paid Class A dividends per share of $0.60, $0.40, and $0.30 in fiscal 2016, 2015, and 2014, respectively. We paid Class B dividends per share of $0.54, $0.36, and $0.27 in fiscal 2016, 2015, and 2014, respectively. On November 17, 2016, the Board of Directors increased the quarterly dividend previously declared on August 4, 2016, to $0.225 per share on our Class A stock and $0.2025 per share on our Class B stock. The increased quarterly dividend is payable on December 15, 2016, to shareholders of record at the close of business on December 1, 2016.
Share Repurchases
On February 4, 2016, our Board of Directors approved an increase of 50 million shares authorized for repurchase under our share repurchase program. As of October 1, 2016, 40.3 million shares remained available for repurchase. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.

A summary of cumulative share repurchases of our Class A stock for fiscal 2016, 2015 and 2014 is as follows:

						in millions
	October 1, 2016		October 3, 2015		September 27, 2014
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	30.8	$1,868	11.0	$455	7.1	$250
To fund certain obligations under equity compensation plans	1.3	76	0.9	40	1.2	45
Total share repurchases	32.1	$1,944	11.9	$495	8.3	$295
Subsequent to October 1, 2016, through November 18, 2016, we repurchased approximately 3.6 million shares of our common stock under our share repurchase program. These shares were repurchased for $255 million.
Share Issuance
In fiscal 2014, we issued 23.8 million shares of our Class A stock, to provide funding for the Hillshire Brands acquisition. Total proceeds, net of underwriting discounts and other offering related fees and expenses were $873 million.
Tangible Equity Units
In fiscal 2014, we completed the public issuance of 30 million, 4.75% tangible equity units (TEUs). Total proceeds, net of underwriting discounts and other expenses, were $1,454 million. Each TEU, which has a stated amount of $50, is comprised of a prepaid stock purchase contract and a senior amortizing note due July 15, 2017. We allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The fair value of the prepaid stock purchase contracts, which was $1,295 million, was recorded in Capital in Excess of Par Value, net of issuance costs. The fair value of the senior amortizing notes, which was $205 million, was recorded in debt. Issuance costs associated with the TEU debt were recorded as deferred debt issuance cost and is amortized over the term of the instrument to July 15, 2017.
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

During fiscal 2016, holders settled 17.7 million purchase contracts and, in exchange, the Company issued 18.8 million shares of its Class A stock. Upon early settlement of these purchase contracts, the corresponding amortizing notes remain outstanding and beneficially owned by the holders that settled purchase contracts early. As of October 1, 2016, 12.3 million TEU's remained outstanding. The remaining TEUs will continue to be held pursuant to their original terms and conditions, including automatic settlement on July 15, 2017, as described above. As a result of the purchase contracts tendered in fiscal 2016, our remaining obligation is to deliver between a minimum of 13.1 million shares and a maximum of 16.4 million shares of our Class A stock, subject to adjustment, based upon the Applicable Market Value (as defined below) of our Class A stock as described below:

•
If the Applicable Market Value is equal to or greater than the conversion price of $46.90 per share, we will deliver 1.0660 shares of Class A stock per purchase contract, or a minimum of 13.1 million Class A shares.

•
If the Applicable Market Value is greater than the reference price of $37.52 but less than the conversion price of $46.90 per share, we will deliver a number of shares per purchase contract equal to $50, divided by the Applicable Market Value.

•
If the Applicable Market Value is less than or equal to the reference price of $37.52 per share, we will deliver 1.3326 shares of Class A stock per purchase contract, or a maximum of 16.4 million Class A shares.

The "Applicable Market Value" means the average of the closing prices of our Class A stock on each of the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding July 15, 2017.
On September 15, 2016, we paid our quarterly dividend to shareholders of record at September 1, 2016, equal to $0.15 per share on our Class A stock. The amount of the distribution exceeded the $0.075 per share dividend threshold amount. Consequently, the settlement rates, reference price and conversion price were adjusted and are reflected above.
The TEUs have a dilutive effect on our earnings per share. The 13.1 million minimum shares to be issued are included in the calculation of Class A Basic weighted average shares. The 3.3 million share difference between the minimum shares and the 16.4 million maximum shares are potentially dilutive securities, and accordingly, are included in our diluted earnings per share on a pro rata basis to the extent the Applicable Market Value is higher than the reference price but is less than the conversion price.
NOTE 8: INCOME TAXES
Detail of the provision for income taxes from continuing operations consists of the following:

			in millions
	2016	2015	2014
Federal	$710	$564	$325
State	118	89	67
Foreign	(2)	44	4
	$826	$697	$396

Current	$742	$659	$501
Deferred	84	38	(105)
	$826	$697	$396
The reasons for the difference between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	2016	2015	2014
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes	2.7	3.1	2.8
Unrecognized tax benefits, net	(1.7)	(1.8)	(4.7)
Domestic production deduction	(2.6)	(3.7)	(4.0)
Foreign rate differences and valuation allowances	—	3.8	2.8
Other	(1.6)	(0.1)	(0.3)
	31.8%	36.3%	31.6%
During fiscal 2016, the domestic production deduction and changes in unrecognized tax benefits decreased tax expense by $68 million and $43 million, respectively, and state tax expense, net of federal tax benefit, was $70 million.

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
During fiscal 2014 the domestic production deduction and the decrease in unrecognized tax benefits decreased tax expense by $50 million and $58 million, respectively.
Approximately $2,543 million, $1,908 million, and $1,270 million of income from continuing operations before income taxes for fiscal 2016, 2015 and 2014, respectively, were from our operations based in the United States.
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
The tax effects of major items recorded as deferred tax assets and liabilities as of October 1, 2016, and October 3, 2015, are as follows:

				in millions
	2016		2015
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$—	$857	$—	$783
Intangible assets	—	1,979	—	2,000
Accrued expenses	400	—	439	—
Net operating loss and other carryforwards	86	—	97	—
Other	140	259	122	238
	$626	$3,095	$658	$3,021
Valuation allowance	$(72)		$(68)
Net deferred tax liability		$2,541		$2,431
At October 1, 2016, our gross state tax net operating loss carryforwards approximated $845 million and expire in fiscal years 2017 through 2036. Gross foreign net operating loss carryforwards approximated $35 million and expire in fiscal years 2017 through 2022. We also have tax credit carryforwards of approximately $42 million that expire in fiscal years 2017 through 2031.
We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $219 million and $139 million at October 1, 2016, and October 3, 2015, respectively. The accumulated undistributed earnings at October 1, 2016 are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, we could be subject to federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. Due to the uncertainty of the manner in which the undistributed earnings would be brought back to the United States, the tax laws in effect at that time, as well as the availability of the Company to claim foreign tax credits, it is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.
The following table summarizes the activity related to our gross unrecognized tax benefits at October 1, 2016, October 3, 2015, and September 27, 2014:

			in millions
	2016	2015	2014
Balance as of the beginning of the year	$306	$272	$175
Increases related to current year tax positions	35	78	11
Increases related to prior year tax positions	31	11	17
Change related to Hillshire Brands balances	—	—	136
Reductions related to prior year tax positions	(48)	(18)	(20)
Reductions related to settlements	(7)	—	(1)
Reductions related to expirations of statutes of limitations	(12)	(37)	(46)
Balance as of the end of the year	$305	$306	$272

The amount of unrecognized tax benefits, if recognized, that would impact our effective tax rate was $205 million and $244 million at October 1, 2016, and October 3, 2015, respectively. We classify interest and penalties on unrecognized tax benefits as income tax expense. At October 1, 2016, and October 3, 2015, before tax benefits, we had $52 million and $46 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
As of October 1, 2016, we are subject to income tax examinations for United States federal income taxes for fiscal years 2013 through 2015. We are also subject to income tax examinations by major state and foreign jurisdictions for fiscal years 2005 through 2015 and 2002 through 2015, respectively. We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $10 million primarily due to expiration of statutes in various jurisdictions.
NOTE 9: OTHER INCOME AND CHARGES
During fiscal 2016, we recorded $12 million of equity earnings in joint ventures and $4 million in net foreign currency exchange losses, which were recorded in the Consolidated Statements of Income in Other, net.
During fiscal 2015, following the sale of our Mexico and Brazil chicken production operations, we reviewed our strategy and outlook for the remaining international businesses, which operations include our chicken production operations in China. Despite our belief in the potential for this business, our Chinese operations had not achieved profitability. Given the losses that were generated in this business, changes in the strategy and management of the business, and the depressed economic outlook for China at that time, we assessed our Chinese operations for potential impairment in the fourth quarter of fiscal 2015. As a result of this evaluation, during the fourth quarter of fiscal 2015, we recorded a $169 million impairment charge. The impairment was comprised of $126 million of property, plant and equipment, $23 million of goodwill and $20 million of other assets. The China operation is included in Other for segment reporting and the impairment was included in Cost of Sales in the Consolidated Statements of Income.
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

NOTE 10: EARNINGS PER SHARE
The earnings and weighted average common shares used in the computation of basic and diluted earnings per share are as follows:

	in millions, except per share data
	2016	2015	2014
Numerator:
Net income	$1,772	$1,224	$856
Less: Net income (loss) attributable to noncontrolling interests	4	4	(8)
Net income attributable to Tyson	1,768	1,220	864
Less dividends declared:
Class A	192	129	94
Class B	41	26	21
Undistributed earnings	$1,535	$1,065	$749

Class A undistributed earnings	$1,279	$896	$612
Class B undistributed earnings	256	169	137
Total undistributed earnings	$1,535	$1,065	$749

Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	315	335	284
Class B weighted average shares, and shares under if-converted method for diluted earnings per share	70	70	70
Effect of dilutive securities:
Stock options and restricted stock	5	5	5
Tangible Equity Units	—	3	1
Warrants	—	—	4
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	390	413	364

Net Income Per Share Attributable to Tyson:
Class A Basic	$4.67	$3.06	$2.48
Class B Basic	$4.24	$2.79	$2.26
Diluted	$4.53	$2.95	$2.37
We had no stock-based compensation shares that were antidilutive for fiscal 2016. We had approximately 5 million and 4 million of our stock-based compensation shares that were antidilutive for fiscal 2015 and fiscal 2014, respectively. These shares were not included in the dilutive earnings per share calculation.
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

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit-worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at October 1, 2016.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments:

		in millions, except soy meal tons
	Metric	October 1, 2016	October 3, 2015
Corn	Bushels	50	18
Soy Meal	Tons	389,700	284,900
Live Cattle	Pounds	28	102
Lean Hogs	Pounds	158	166
Foreign Currency	United States dollar	$38	$42
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
Cash flow hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant during fiscal 2016, 2015 and 2014. As of October 1, 2016, the net amounts expected to be reclassified into earnings within the next 12 months are pretax losses of $3 million. During fiscal 2016, 2015 and 2014, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges.
The following table sets forth the pretax impact of cash flow hedge derivative instruments in the Consolidated Statements of Income:

						in millions
	Gain (Loss) Recognized in OCI on Derivatives			Consolidated Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	2016	2015	2014		2016	2015	2014
Cash Flow Hedge – Derivatives designated as hedging instruments:
Commodity contracts	$(1)	$(4)	$(7)	Cost of Sales	$1	$(7)	$(10)
Foreign exchange contracts	—	—	(1)	Other Income/Expense	—	—	—
Total	$(1)	$(4)	$(8)		$1	$(7)	$(10)

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

		in millions
	Consolidated Statements of Income Classification	2016	2015	2014
Gain (Loss) on forwards	Cost of Sales	$89	$17	$(154)
Gain (Loss) on purchase contract	Cost of Sales	(89)	(17)	154
Ineffectiveness related to our fair value hedges was not significant during fiscal 2016, 2015 and 2014.
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
The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Statements of Income:

			in millions
	Consolidated Statements of Income Classification	Gain (Loss) Recognized in Earnings
		2016	2015	2014
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$(73)	$(62)	$75
Commodity contracts	Cost of Sales	17	(33)	(136)
Foreign exchange contracts	Other Income/Expense	2	(4)	—
Total		$(54)	$(99)	$(61)
The fair value of all outstanding derivative instruments in the Consolidated Balance Sheets are included in Note 12: Fair Value Measurements.
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

					in millions
October 1, 2016	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative Financial Instruments:
Designated as hedges	$—	$72	$—	$(27)	$45
Undesignated	—	38	—	(34)	4
Available for Sale Securities:
Current	—	2	2	—	4
Non-current	—	38	55	—	93
Deferred Compensation Assets	18	236	—	—	254
Total Assets	$18	$386	$57	$(61)	$400

Liabilities:
Derivative Financial Instruments:
Designated as hedges	$—	$1	$—	$(1)	$—
Undesignated	—	68	—	(68)	—
Total Liabilities	$—	$69	$—	$(69)	$—

October 3, 2015	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative Financial Instruments:
Designated as hedges	$—	$52	$—	$(35)	$17
Undesignated	—	9	—	(9)	—
Available for Sale Securities:
Current	—	1	1	—	2
Non-current	—	33	60	—	93
Deferred Compensation Assets	9	222	—	—	231
Total Assets	$9	$317	$61	$(44)	$343

Liabilities:
Derivative Financial Instruments:
Designated as hedges	$—	$2	$—	$(2)	$—
Undesignated	—	49	—	(47)	2
Total Liabilities	$—	$51	$—	$(49)	$2

(a)
Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At October 1, 2016, and October 3, 2015, we had posted with various counterparties $8 million and $5 million, respectively, of cash collateral related to our derivative financial instruments and held no cash collateral.

The following table provides a reconciliation between the beginning and ending balance of debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

		in millions
	October 1, 2016	October 3, 2015
Balance at beginning of year	$61	$67
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	—	—
Purchases	12	20
Issuances	—	—
Settlements	(16)	(26)
Balance at end of year	$57	$61
Total gains (losses) for the periods included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of year	$—	$—
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
Available for Sale Securities: Our investments in marketable debt securities are classified as available-for-sale and are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Short-term investments with maturities of less than 12 months are included in Other current assets in the Consolidated Balance Sheets and primarily include certificates of deposit and commercial paper. All other marketable debt securities are included in Other Assets in the Consolidated Balance Sheets and have maturities ranging up to 31 years. We classify our investments in United States government, United States agency, certificates of deposit and commercial paper debt securities as Level 2 as fair value is generally estimated using discounted cash flow models that are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other readily available relevant economic measures. We classify certain corporate, asset-backed and other debt securities as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated financial statements.

					in millions
	October 1, 2016			October 3, 2015
	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain/(Loss)
Available for Sale Securities:
Debt Securities:
United States Treasury and Agency	$40	$40	$—	$33	$34	$1
Corporate and Asset-Backed	56	57	1	60	61	1

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for fiscal 2016 and fiscal 2015. No other than temporary losses were deferred in OCI as of October 1, 2016, and October 3, 2015.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during fiscal 2016.
In fiscal 2015, to better align our overall production capacity with then-current cattle supplies, we ceased beef operations at our Denison, Iowa, plant. As a result, we recorded a $12 million closure and impairment charges during the fourth quarter of fiscal 2015. These charges impacted the Beef segment’s operating income and were reflected in Cost of Sales in our Consolidated Statements of Income. Our valuation of these assets was primarily based on discounted cash flow models which included unobservable Level 3 inputs.
In the fourth quarter of fiscal 2015, we recorded a $59 million impairment and other related charges associated with a Prepared Foods project designed to optimize the combined Tyson and Hillshire Brands network capacity and to enhance manufacturing efficiencies for the future. These charges were reflected in the Prepared Foods segment’s operating income, of which $49 million was included in the Consolidated Statements of Income in Cost of Sales and $10 million was included in the Consolidated Statements of Income in Selling, General and Administrative. Our valuation of these assets was primarily based on discounted cash flow models which included unobservable Level 3 inputs.
Following the sale of our Mexico and Brazil chicken operations in fiscal 2015, we reviewed our long-term business strategy and outlook for the remaining international businesses, which operations include our chicken production operations in China and India. We assessed our Chinese operation for a potential impairment in the fourth quarter of fiscal 2015 and as a result of this evaluation, we recorded a $169 million charge to impair its long-lived assets to their fair value and to fully impair its goodwill. The China operation is included in Other for segment reporting and the impairment was included in Cost of Sales in the Consolidated Statements of Income. This impairment was comprised of $126 million of property, plant and equipment, $23 million of goodwill and $20 million of other assets. We utilized a discounted cash flow analysis which included unobservable Level 3 inputs.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows:

			in millions
	October 1, 2016		October 3, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total Debt	$6,698	$6,279	$6,900	$6,690

Concentrations of Credit Risk
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At October 1, 2016, and October 3, 2015, 18.9% and 20.0%, respectively, of our net accounts receivable balance was due from Wal-Mart Stores, Inc. No other single customer or customer group represented greater than 10% of net accounts receivable.
NOTE 13: STOCK-BASED COMPENSATION
We issue shares under our stock-based compensation plans by issuing Class A stock from treasury. The total number of shares available for future grant under the Tyson Foods, Inc. 2000 Stock Incentive Plan (Incentive Plan) was 20,726,621 at October 1, 2016.
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

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding, October 3, 2015	14,735,065	$28.30
Exercised	(5,286,342)	24.13
Forfeited or expired	(126,038)	42.29
Granted	1,868,971	50.00
Outstanding, October 1, 2016	11,191,656	33.74	7.0	$458

Exercisable, October 1, 2016	5,334,155	$23.87	5.7	$271
We generally grant stock options once a year. The weighted average grant-date fair value of options granted in fiscal 2016, 2015 and 2014 was $11.47, $11.51 and $10.83, respectively. The fair value of each option grant is established on the date of grant using a binomial lattice method. We use historical volatility for a period of time comparable to the expected life of the option to determine volatility assumptions. Expected life is calculated based on the contractual term of each grant and takes into account the historical exercise and termination behavior of participants. Risk-free interest rates are based on the five-year Treasury bond rate. Assumptions as of the grant date used in the fair value calculation of each year’s grants are outlined in the following table.

	2016	2015	2014
Expected life (in years)	6.4	6.1	6.0
Risk-free interest rate	1.6%	1.6%	1.3%
Expected volatility	24.8%	26.7%	36.0%
Expected dividend yield	1.2% - 2.6%	1.0%	1.0%
We recognized stock-based compensation expense related to stock options, net of income taxes, of $23 million, $27 million and $20 million for fiscal 2016, 2015 and 2014, respectively. The related tax benefit for fiscal 2016, 2015 and 2014 was $15 million, $17 million and $13 million, respectively. We had 3.8 million, 3.8 million and 4.8 million options vest in fiscal 2016, 2015 and 2014, respectively, with a grant date fair value of $38 million, $32 million and $30 million, respectively.
In fiscal 2016, 2015 and 2014, we received cash of $128 million, $84 million and $67 million, respectively, for the exercise of stock options. Shares are issued from treasury for stock option exercises. The related tax benefit realized from stock options exercised during fiscal 2016, 2015 and 2014, was $80 million, $30 million and $33 million, respectively. The total intrinsic value of options exercised in fiscal 2016, 2015 and 2014, was $204 million, $79 million and $87 million, respectively. Cash flows resulting from tax deductions in excess of the compensation cost of those options (excess tax deductions) are classified as financing cash flows. We realized $58 million, $19 million and $24 million related to excess tax deductions during fiscal 2016, 2015 and 2014, respectively.

As of October 1, 2016, we had $29 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.1 years.
Restricted Stock
We issue restricted stock at the market value as of the date of grant, with restrictions expiring over periods through fiscal 2019. Unearned compensation is recognized over the vesting period for the particular grant using a straight-line method.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, October 3, 2015	1,107,928	$36.76
Granted	686,648	50.00
Dividends	15,653	46.79
Vested	(155,600)	24.48
Forfeited	(51,763)	45.18
Nonvested, October 1, 2016	1,602,866	$43.45	1.3	$120
As of October 1, 2016, we had $33 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 1.8 years.
We recognized stock-based compensation expense related to restricted stock, net of income taxes, of $14 million, $9 million and $6 million for fiscal 2016, 2015 and 2014, respectively. The related tax benefit for fiscal 2016, 2015 and 2014 was $9 million, $6 million and $4 million, respectively. We had 0.2 million, 0.5 million and 0.6 million restricted stock awards vest in fiscal 2016, 2015 and 2014, respectively, with a grant date fair value of $4 million, $10 million and $11 million, respectively.
Performance-Based Shares
We award performance-based shares of our Class A stock to certain employees. These awards are typically granted once a year. Performance-based shares vest based upon the passage of time and the achievement of performance or market performance criteria, ranging from 0% to 200%, as determined by the Compensation Committee prior to the date of the award. Vesting periods for these awards are three years. We review progress toward the attainment of the performance criteria each quarter during the vesting period. When it is probable the minimum performance criteria for an award will be achieved, we begin recognizing the expense equal to the proportionate share of the total fair value of the Class A stock price on the grant date. The total expense recognized over the duration of performance awards will equal the Class A stock price on the date of grant multiplied by the number of shares ultimately awarded based on the level of attainment of the performance criteria. For grants with market performance criteria, the fair value is determined on the grant date and is calculated using the same inputs for expected volatility, expected dividend yield, and risk-free rate as stock options, noted above, with a duration of three years. The total expense recognized over the duration of the award will equal the fair value, regardless if the market performance criteria is met.
The following table summarizes the performance-based shares at the maximum award amounts based upon the respective performance share agreements. Actual shares that will vest depend on the level of attainment of the performance-based criteria.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in millions)
Nonvested, October 3, 2015	1,835,100	$32.03
Granted	1,178,353	54.44
Vested	(803,821)	21.67
Forfeited	(62,563)	34.06
Nonvested, October 1, 2016	2,147,069	$48.15	1.4	$160
We recognized stock-based compensation expense related to performance shares, net of income taxes, of $11 million, $5 million and $4 million for fiscal 2016, 2015 and 2014, respectively. The related tax benefit for fiscal 2016, 2015 and 2014 was $7 million, $3 million and $2 million, respectively. As of October 1, 2016, we had $30 million of total unrecognized compensation based upon our progress toward the attainment of criteria related to performance-based share awards that will be recognized over a weighted average period of 2 years.

NOTE 14: PENSIONS AND OTHER POSTRETIREMENT BENEFITS
At October 1, 2016, we had nine defined benefit pension plans consisting of six funded qualified plans and three unfunded non-qualified plans. In regards to our qualified plans, five are frozen and noncontributory. The benefits provided under these plans are based on a formula using years of service and either a specified benefit rate or compensation level. The non-qualified defined benefit plans are for certain contracted officers and use a formula based on years of service and final average salary. We also have other postretirement benefit plans for which substantially all of our employees may receive benefits if they satisfy applicable eligibility criteria. The postretirement healthcare plans are contributory with participants’ contributions adjusted when deemed necessary.
We have defined contribution retirement programs for various groups of employees. We recognized expenses of $67 million, $62 million and $53 million in fiscal 2016, 2015 and 2014, respectively.
We use a fiscal year end measurement date for our defined benefit plans and other postretirement plans. We recognize the effect of actuarial gains and losses into earnings immediately for other postretirement plans rather than amortizing the effect over future periods.
Other postretirement benefits include postretirement medical costs and life insurance.
Benefit Obligations and Funded Status
The following table provides a reconciliation of the changes in the plans’ benefit obligations, assets and funded status at October 1, 2016, and October 3, 2015:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2016	2015	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$1,785	$1,849	$201	$182	$114	$163
Service cost	8	10	6	8	1	5
Interest cost	65	78	9	8	3	7
Plan amendments	—	—	—	—	(58)	(60)
Plan participants’ contributions	—	—	—	—	1	2
Actuarial (gain)/loss	21	(50)	16	11	(15)	9
Benefits paid	(339)	(102)	(10)	(8)	(10)	(12)
Other	14	—	—	—	—	—
Benefit obligation at end of year	1,554	1,785	222	201	36	114
Change in plan assets
Fair value of plan assets at beginning of year	1,576	1,647	—	3	—	—
Actual return on plan assets	135	25	—	—	—	—
Employer contributions	54	6	10	8	9	10
Plan participants’ contributions	—	—	—	—	1	2
Benefits paid	(339)	(102)	(10)	(8)	(10)	(12)
Other	14	—	—	(3)	—	—
Fair value of plan assets at end of year	1,440	1,576	—	—	—	—
Funded status	$(114)	$(209)	$(222)	$(201)	$(36)	$(114)

Amounts recognized in the Consolidated Balance Sheets consist of:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2016	2015	2016	2015	2016	2015
Other current liabilities	$—	$—	$(9)	$(9)	$(4)	$(20)
Other liabilities	(114)	(209)	(213)	(192)	(32)	(94)
Total liabilities	$(114)	$(209)	$(222)	$(201)	$(36)	$(114)
Amounts recognized in Accumulated Other Comprehensive Income consist of:

					in millions
	Pension Benefits				Other Postretirement
	Qualified		Non-Qualified		Benefits
	2016	2015	2016	2015	2016	2015
Accumulated other comprehensive (income)/loss:
Actuarial loss	$17	$57	$55	$43	$—	$—
Prior service (credit) (a)	—	—	—	—	(98)	(59)
Total accumulated other comprehensive (income)/loss:	$17	$57	$55	$43	$(98)	$(59)

(a)
The change in prior service credit is primarily attributed to the plan amendments to the other postretirement benefits as noted within the change in benefit obligation with remainder of the change being immaterial.

At October 1, 2016, and October 3, 2015, eight pension plans had an accumulated benefit obligation in excess of plan assets. Plans with accumulated benefit obligations in excess of plan assets are as follows:

			in millions
	Pension Benefits
	Qualified		Non-Qualified
	2016	2015	2016	2015
Projected benefit obligation	$1,550	$1,781	$222	$201
Accumulated benefit obligation	1,550	1,781	207	193
Fair value of plan assets	1,436	1,572	—	—
The accumulated benefit obligation for all qualified pension plans was $1,554 million and $1,785 million at October 1, 2016, and October 3, 2015, respectively.

Net Periodic Benefit Cost (Credit)
Components of net periodic benefit cost (credit) for pension and postretirement benefit plans recognized in the Consolidated Statements of Income are as follows:

								in millions
	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$8	$10	$1	$6	$8	$7	$1	$5	$2
Interest cost	65	78	10	9	8	5	3	7	3
Expected return on plan assets	(65)	(102)	(13)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(20)	(1)	—
Recognized actuarial loss (gain), net	2	2	2	5	4	2	(15)	9	(8)
Recognized settlement loss (gain)	(12)	8	—	—	—	—	—	(2)	—
Net periodic benefit cost (credit)	$(2)	$(4)	$—	$20	$20	$14	$(31)	$18	$(3)
As of October 1, 2016, the amounts expected to be reclassified into earnings within the next 12 months related to net periodic benefit cost for the qualified and non-qualified pensions are $1 million and $6 million, respectively. As of October 1, 2016, the amount expected to be reclassified into earnings within the next 12 months related to net periodic benefit credit for the other postretirement benefits is $25 million.
Assumptions
Weighted average assumptions are as follows:

	Pension Benefits						Other Postretirement
	Qualified			Non-Qualified			Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate to determine net periodic benefit cost	4.47%	4.32%	4.37%	4.41%	4.36%	5.01%	3.54%	3.97%	4.41%
Discount rate to determine benefit obligations	3.72%	4.47%	4.32%	3.77%	4.41%	4.36%	3.09%	3.54%	3.97%
Rate of compensation increase	n/a	0.01%	0.01%	2.46%	2.31%	2.11%	n/a	n/a	n/a
Expected return on plan assets	4.15%	4.61%	6.37%	n/a	n/a	n/a	n/a	n/a	n/a
To determine the expected return on plan assets assumption, we first examined historical rates of return for the various asset classes within the plans. We then determined a long-term projected rate-of-return based on expected returns.
Our discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. These were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. As of October 1, 2016 and October 3, 2015, all pension and other postretirement benefit plans used the RP-2014 mortality tables.
We have five other postretirement benefit plans which are healthcare and life insurance related. Two of these plans, which benefit obligations totaled $22 million at October 1, 2016, were not impacted by healthcare cost trend rates as one consists of fixed annual payments and one is life insurance related. Two of the healthcare plans, which benefit obligations totaled $2 million at October 1, 2016, were not impacted by healthcare cost trend rates due to plan amendments. The remaining plan, which the benefit obligation totaled $12 million at October 1, 2016, utilized assumed healthcare cost trend rates of 9.0% and 7.6% for retirees who qualify and do not qualify for Medicare, respectively. The healthcare cost trend rate will be grading down to an ultimate rate of 4.5% in 2024/2025.

A one-percentage-point change in assumed health-care cost trend rates would have the following effects:

		in millions
	One Percentage Point Increase	One Percentage Point Decrease
Effect on postretirement benefit obligation	$1	$1
Plan Assets
The following table sets forth the actual and target asset allocation for pension plan assets:

	2016	2015	Target Asset Allocation
Cash	0.9%	0.3%	—%
Fixed Income Securities	85.4	85.4	86.0
United States Stock Funds	3.7	3.9	4.0
International Stock Funds	6.2	6.8	6.5
Real Estate	3.8	3.6	3.5
Total	100.0%	100.0%	100.0%
Additionally, one of our foreign subsidiary pension plans had $28 million and $14 million in plan assets held in an insurance trust at October 1, 2016, and October 3, 2015, respectively.
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
Our domestic plan assets consist mainly of common collective trusts which are primarily comprised of fixed income funds, equity securities and other investments. Fixed income securities can include, but are not limited to, direct bond investments, and pooled or indirect bond investments. Other investments may include, but are not limited to, international and domestic equities, real estate, commodities and private equity. Derivative instruments may also be used in concert with either fixed income or equity investments to achieve desired exposure or to hedge certain risks. Derivative instruments can include, but are not limited to, futures, options, swaps or swaptions. Our domestic plan assets also include mutual funds. We believe there are no significant concentrations of risk within our plan assets as of October 1, 2016.

The following tables show the categories of pension plan assets and the level under which fair values were determined in the fair value hierarchy, which is described in Note 12: Fair Value Measurements.

	in millions
October 1, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$13	$—	$—	$13
Insurance contract at contract value (a)	—	—	28	28
Total assets in fair value hierarchy	$13	$—	$28	$41
Investments measured at net asset value:
Common collective trusts (b)				$1,399
Total plan assets				$1,440

	in millions
October 3, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5	$—	$—	$5
Insurance contract at contract value (a)	—	—	14	14
Total assets in fair value hierarchy	$5	$—	$14	$19
Investments measured at net asset value:
Common collective trusts (b)				$1,557
Total plan assets				$1,576

(a)
We classify insurance contracts as Level 3 as there is limited activity or less observable inputs into valuation models, including current interest rates and estimated prepayment, default and recovery rates on the underlying portfolio or structured investment vehicle. The insurance contracts are valued using the plan’s own assumptions about the assumptions market participants would use in pricing the assets based on the best information available, such as investment manager pricing. Significant changes to assumptions or unobservable inputs in the valuation of our Level 3 instruments would not have a significant impact to our consolidated financial statements.

(b)
Funds that are measured at fair value using the net asset value (NAV) per share practical expedient have not been categorized in the fair value hierarchy. The amounts presented above are intended to permit reconciliation of the fair value hierarchy to the fair value of total plan assets in order to determine the amounts included in Other Liabilities in the Consolidated Balance Sheets.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) is as follows:

		in millions
	Insurance contract	Total
Balance at October 3, 2015	$14	14
Actual return on plan assets:
Assets still held at reporting date	—	—
Assets sold during the period	—	—
Purchases, sales and settlements, net	14	14
Transfers in and/or out of Level 3	—	—
Balance at October 1, 2016	$28	$28
Contributions
Our policy is to fund at least the minimum contribution required to meet applicable federal employee benefit and local tax laws. In our sole discretion, we may from time to time fund additional amounts. Expected contributions to pension plans for fiscal 2017 are approximately $40 million. For fiscal 2016, 2015 and 2014, we funded $64 million, $14 million and $9 million plans, respectively, to pension plans.

Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

			in millions
	Pension Benefits		Other Postretirement
	Qualified	Non-Qualified	Benefits
2017	$86	$9	$5
2018	82	9	3
2019	83	9	3
2020	84	10	3
2021	85	11	3
2022-2026	434	62	13
The above benefit payments for other postretirement benefit plans are not expected to be offset by Medicare Part D subsidies in fiscal 2017 or thereafter.
The above benefit payments include anticipated payments for a partial settlement for deferred vested participants within two of our qualified pension plans. Assuming an election rate of 50% and changes to the benefit obligation and accumulated other comprehensive income due to remeasurement, the partial settlement will result in $2 million of expense to be reclassified into earnings. Actual results may differ from estimated amounts.
Multi-Employer Plans
Additionally, we participate in a multi-employer plan that provides defined benefits to certain employees covered by collective bargaining agreements. Such plans are usually administered by a board of trustees composed of the management of the participating companies and labor representatives.
The risks of participating in multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by the remaining participating employers. If we stop participating in a plan, we may be required to pay that plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Contributions to the pension funds were not in excess of 5% of the total plan contributions for plan year 2016.
The net pension cost of the plan is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Contributions to the plan were $1 million in fiscal 2016 and 2015. Assets contributed to such plans are not segregated or otherwise restricted to provide benefits only to our employees. The future cost of the plan is dependent on a number of factors including the funded status of the plan and the ability of the other participating companies to meet ongoing funding obligations.
Our participation in this multiemployer plan for fiscal 2016 is outlined below. The EIN/Pension Plan Number column provides the Employer Identification Number (EIN) and the three digit plan number. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in fiscal 2016 and fiscal 2015 is for the plan's year beginning January 1, 2016, and 2015, respectively. The zone status is based on information that we have received from the plan and is certified by the plan's actuaries. The zone status is a secondary classification, critical and declining, within the red zone for fiscal 2016. Among other factors, plans in the red zone are generally less than 65 percent funded. Plans that are critical and declining status are projected to have an accumulated funding deficiency. The FIP/RP Status column indicates plans for which a financial improvement plan (FIP) or rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plan is subject. There have been no significant changes that affect the comparability of contributions from year to year.

In addition to regular contributions, we could be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) if it has unfunded vested benefits.

		PPA Zone Status		FIP/RP Status	Contributions (in millions)		Surcharge Imposed
Pension Fund Plan Name	EIN/Pension Plan Number	2016	2015	Implemented	2016	2015	2016	Expiration Date of Collective Bargaining Agreement(a)
Bakery and Confectionery Union and Industry International Pension Fund	52-6118572/001	Red	Red	Nov 2012	$1	$1	10%	October 2015
(a) Renewal negotiations are in progress.
NOTE 15: COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss are as follows:

		in millions
	2016	2015
Accumulated other comprehensive income (loss), net of taxes:
Unrealized net hedging loss	$(2)	$(1)
Unrealized net gain on investments	1	1
Currency translation adjustment	(59)	(63)
Postretirement benefits reserve adjustments	15	(27)
Total accumulated other comprehensive loss	$(45)	$(90)
The before and after tax changes in the components of other comprehensive income (loss) are as follows:

							in millions
	2016			2015			2014
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to cost of sales	$(1)	$1	$—	$7	$(3)	$4	$10	$(4)	$6
(Gain) loss reclassified to other income/expense	—	—	—	—	—	—	—	—	—
Unrealized gain (loss)	(1)	—	(1)	(4)	2	(2)	(8)	3	(5)

Investments:
(Gain) loss reclassified to other income/expense	—	—	—	(21)	8	(13)	8	(2)	6
Unrealized gain (loss)	(1)	1	—	21	(9)	12	(2)	—	(2)

Currency translation:
Translation loss reclassified to cost of sales (a)	—	—	—	115	(8)	107	—	—	—
Translation adjustment	5	(1)	4	(86)	15	(71)	(32)	2	(30)

Postretirement benefits	67	(25)	42	32	(12)	20	(23)	9	(14)
Total other comprehensive income (loss)	$69	$(24)	$45	$64	$(7)	$57	$(47)	$8	$(39)
(a) Translation loss reclassified to Cost of Sales related to disposition of a foreign operation, which is further described in Note 3: Acquisitions and Dispositions.

NOTE 16: SEGMENT REPORTING
We operate in four reportable segments: Chicken, Beef, Pork and Prepared Foods. We measure segment profit as operating income (loss). Other primarily includes our foreign chicken production operations in China and India and third-party merger and integration costs.
Chicken: Chicken includes our domestic operations related to raising and processing live chickens into, and purchasing raw materials for, fresh, frozen and value-added chicken products, as well as sales from allied products. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets. This segment also includes logistics operations to move products through our domestic supply chain and the global operations of our chicken breeding stock subsidiary.
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
Prepared Foods: Prepared Foods includes our operations related to manufacturing and marketing frozen and refrigerated food products and logistics operations to move products through the supply chain. This segment includes brands such as Jimmy Dean®, Hillshire Farm®, Ball Park®, Wright®, State Fair®, Van's®, Sara Lee® and Chef Pierre®, as well as artisanal brands Aidells®, Gallo Salame®, and Golden Island®. Products primarily include pepperoni, bacon, breakfast sausage, turkey, lunchmeat, hot dogs, pizza crusts and toppings, flour and corn tortilla products, desserts, appetizers, snacks, prepared meals, ethnic foods, soups, sauces, side dishes, meat dishes, breadsticks and processed meats. Products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and noncommercial foodservice establishments such as schools, healthcare facilities, the military and other food processors, as well as to international export markets.

We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs of $37 million, $47 million and $59 million in fiscal 2016, 2015 and 2014, respectively, which are included in Other. Assets and additions to property, plant and equipment relating to corporate activities remain in Other. In addition, at September 27, 2014, we included $4.8 billion of goodwill associated with our acquisition of Hillshire Brands in Other and we completed the allocation of goodwill to our segments in fiscal 2015. See Note 5: Goodwill and Intangible Assets for further description regarding the allocation of goodwill. The results from Dynamic Fuels are also included in Other in fiscal 2014.
Information on segments and a reconciliation to income from continuing operations before income taxes are follows:

	in millions
	Chicken	Beef	Pork	Prepared Foods	Other	Intersegment Sales	Consolidated
Fiscal 2016
Sales	$10,927	$14,513	$4,909	$7,346	$380	$(1,194)	$36,881
Operating Income (Loss)	1,305	347	528	734	(81)		2,833
Total Other (Income) Expense							235
Income from Continuing Operations before Income Taxes							2,598
Depreciation and amortization	274	94	33	286	10		697
Total Assets	5,836	2,764	1,039	11,814	920		22,373
Additions to property, plant and equipment	281	99	68	178	69		695
Fiscal 2015
Sales	$11,390	$17,236	$5,262	$7,822	$879	$(1,216)	$41,373
Operating Income (Loss)	1,366	(66)	380	588	(99)		2,169
Total Other (Income) Expense							248
Income from Continuing Operations before Income Taxes							1,921
Depreciation and amortization	272	97	31	280	21		701
Total Assets	5,731	3,009	927	12,006	1,296		22,969
Additions to property, plant and equipment	405	113	50	167	119		854
Fiscal 2014
Sales	$11,116	$16,177	$6,304	$3,927	$1,381	$(1,325)	$37,580
Operating Income (Loss)	883	347	455	(60)	(195)		1,430
Total Other (Income) Expense							178
Income from Continuing Operations before Income Taxes							1,252
Depreciation and amortization	253	91	33	95	48		520
Total Assets	4,807	3,103	965	8,608	6,423		23,906
Additions to property, plant and equipment	307	115	36	77	97		632
The Chicken segment had sales of $27 million, $18 million and $7 million for fiscal 2016, 2015 and 2014, respectively, from transactions with other operating segments. The Pork segment had sales of $840 million, $847 million and $1.0 billion for fiscal 2016, 2015 and 2014, respectively, from transactions with other operating segments. The Beef segment had sales of $327 million, $351 million and $307 million for fiscal 2016, 2015 and 2014, respectively, from transactions with other operating segments. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
Our largest customer, Wal-Mart Stores, Inc., accounted for 17.5%, 16.8% and 14.6% of consolidated sales in fiscal 2016, 2015 and 2014, respectively. Sales to Wal-Mart Stores, Inc. were included in all the segments. Any extended discontinuance of sales to this customer could, if not replaced, have a material impact on our operations.

The majority of our operations are domiciled in the United States. Approximately 98%, 97% and 96% of sales to external customers for fiscal 2016, 2015 and 2014, respectively, were sourced from the United States. Approximately $17.3 billion and $17.4 billion of long-lived assets were located in the United States at October 1, 2016, and October 3, 2015. Excluding goodwill and intangible assets, long-lived assets located in the United States totaled approximately $5.6 billion at October 1, 2016, and October 3, 2015. Approximately $204 million and $191 million of long-lived assets were located in foreign countries, primarily Brazil, China and India, at October 1, 2016, and October 3, 2015, respectively. Excluding goodwill and intangible assets, long-lived assets in foreign countries totaled approximately $180 million and $165 million at October 1, 2016, and October 3, 2015, respectively.
We sell certain products in foreign markets, primarily Canada, Central America, China, the European Union, Japan, Mexico, the Middle East, South Korea, and Taiwan. Our export sales from the United States totaled $3.5 billion, $4.1 billion and $4.7 billion for fiscal 2016, 2015 and 2014, respectively. Substantially all of our export sales are facilitated through unaffiliated brokers, marketing associations and foreign sales staffs. Sales of products produced in a country other than the United States were less than 10% of consolidated sales for each of fiscal 2016, 2015 and 2014.
NOTE 17: SUPPLEMENTAL CASH FLOWS INFORMATION
The following table summarizes cash payments for interest and income taxes:

			in millions
	2016	2015	2014
Interest, net of amounts capitalized	$242	$308	$118
Income taxes, net of refunds	686	437	590
NOTE 18: TRANSACTIONS WITH RELATED PARTIES
We have operating leases for two wastewater facilities with an entity owned by the Donald J. Tyson Revocable Trust (for which Mr. John Tyson, Chairman of the Company, is a trustee), Berry Street Waste Water Treatment Plant, LP (90% of which is owned by TLP), and the sisters of Mr. Tyson. Total payments of approximately $1 million in each of fiscal 2016, 2015 and 2014 were paid to lease the facilities.
In fiscal 2014, we purchased real estate from JHT, LLC, for $0.5 million to build a new data center. JHT, LLC (for which Mr. John Tyson is the manager), is owned 50% by the Donald J. Tyson Revocable Trust and 50% by the Randal W. Tyson Testamentary Trust.
As of October 1, 2016, the TLP, of which John Tyson and director Barbara Tyson are general partners, owned 70 million shares, or 99.985% of our outstanding Class B stock and, along with the members of the Tyson family, owned 6.0 million shares of Class A stock, giving it control of approximately 71.18% of the total voting power of our outstanding voting stock.
NOTE 19: COMMITMENTS AND CONTINGENCIES
Commitments
We lease equipment, properties and certain farms for which total rentals approximated $172 million, $165 million and $161 million, in fiscal 2016, 2015 and 2014, respectively. Most leases have initial terms of up to seven years, some with varying renewal periods. The most significant obligations assumed under the terms of the leases are the upkeep of the facilities and payments of insurance and property taxes.
Minimum lease commitments under non-cancelable leases at October 1, 2016, were:

in millions
2017	$118
2018	92
2019	66
2020	43
2021	30
2022 and beyond	78
Total	$427

We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of October 1, 2016, was $35 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 11 years. The maximum potential amount of the residual value guarantees is $91 million, of which $83 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At October 1, 2016, and October 3, 2015, no material liabilities for guarantees were recorded.
We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum obligation associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum obligation as of October 1, 2016, was approximately $380 million. The total receivables under these programs were $2 million at October 1, 2016. There were no receivables under this program and at October 3, 2015. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we had no allowance for these programs' estimated uncollectible receivables at October 1, 2016, and October 3, 2015.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At October 1, 2016, total amounts under these type of arrangements totaled $502 million.
Additionally, we enter into future purchase commitments for various items, such as grains, livestock contracts and fixed grower fees. At October 1, 2016, these commitments totaled:

in millions
2017	$1,817
2018	373
2019	166
2020	112
2021	95
2022 and beyond	106
Total	$2,669

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

•
Awad, et al. v. Tyson Foods, Inc. and Tyson Fresh Meats, Inc., M.D. Tennessee, February 12, 2015 - On October 12, 2016, the parties filed a joint motion for approval of a $725,000 settlement, and plaintiffs filed an application for attorneys’ fees and costs. The court granted its preliminary approval of the parties’ joint motion and the application for attorneys’ fees and costs, on October 21, 2016, and dismissed the action with prejudice.

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint is filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In 2006, an labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US$71 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US$7.1 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases are now back before the NLRC, which will once again rule on the respondents’ appeals regarding the labor arbiter’s 2006 ruling in favor of the complainants.

In the meantime, the respondents reached a settlement with a group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company would pay each settling complainant PHP68,000 (approximately US$1,402). The settlement was approved by the NLRC on or around April 8, 2016, and certain motions for reconsideration relating thereto were resolved on June 30, 2016. If there are no further appeals or motions for reconsideration, The Hillshire Brands Company will make the payments associated with the settlement. In the meantime, The Hillshire Brands Company awaits the NLRC’s decision on the pending appeal with respect to all non-settling complainants.
On September 2, 2016, Maplevale Farms, Inc., acting on behalf of itself and a putative class of direct purchasers of poultry products, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies, in the Northern District of Illinois. The complaint alleges, among other things, that beginning in January 2008 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. It is further alleged that the defendants concealed this conduct from the plaintiff and the putative class. The plaintiff and putative class are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchaser classes were filed in the United States District Court for the Northern District of Illinois. The lawsuits brought on behalf of putative classes of indirect purchasers allege, in addition to violations of federal antitrust laws, causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The court has consolidated, for pretrial purposes, each of the direct purchaser actions into one case and each of the indirect purchaser actions into one case. These two actions are styled In re Broiler Chicken Antitrust Litigation. On October 28, 2016, plaintiffs filed consolidated amended complaints in each of the two new consolidated actions. The allegations in those complaints are substantially similar to the allegations set forth above.

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)

		in millions, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Sales	$9,152	$9,170	$9,403	$9,156
Gross profit	1,201	1,183	1,224	1,089
Operating income	776	704	767	586
Net income	461	434	485	392
Net income attributable to Tyson	461	432	484	391

Net income per share attributable to Tyson:
Class A Basic	$1.18	$1.14	$1.29	$1.06
Class B Basic	$1.09	$1.02	$1.17	$0.96
Diluted	$1.15	$1.10	$1.25	$1.03
2015
Sales	$10,817	$9,979	$10,071	$10,506
Gross profit	956	989	986	986
Operating income	509	547	563	550
Net income	310	311	344	259
Net income attributable to Tyson	309	310	343	258

Net income per share attributable to Tyson:
Class A Basic	$0.77	$0.78	$0.86	$0.65
Class B Basic	$0.71	$0.71	$0.78	$0.59
Diluted	$0.74	$0.75	$0.83	$0.63
Second quarter fiscal 2016 net income included a $12 million recognition of previously unrecognized tax benefits.
Third quarter fiscal 2016 net income included a $15 million recognition of previously unrecognized tax benefits and audit settlement.
Fourth quarter fiscal 2016 net income included a $26 million recognition of previously unrecognized tax benefits.
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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Tyson Foods, Inc. and its subsidiaries at October 1, 2016 and October 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Fayetteville, Arkansas
November 21, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, the CEO and CFO concluded that, as of October 1, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
In the quarter ended October 1, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 1, 2016. In making this assessment, we used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).
Based on this evaluation under the framework in Internal Control – Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of October 1, 2016.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the fiscal 2016 financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of October 1, 2016, as stated in its report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See information set forth under the captions “Election of Directors”, "Information Regarding the Board and its Committees" and "Report of the Audit Committee" in the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held February 9, 2017 (the “Proxy Statement”), which information is incorporated herein by reference. Pursuant to general instruction G(3) of Annual Report on Form 10-K, certain information concerning our executive officers is included under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
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
ITEM 11. EXECUTIVE COMPENSATION
See the information set forth under the captions “Executive Compensation,” “Director Compensation For Fiscal Year 2016,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Development Committee,” “Compensation Committee Interlocks and Insider Participation”, and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference. However, pursuant to instructions to Item 407(e)(5) of Regulation S-K, the material appearing under the sub-heading “Report of the Compensation and Leadership Development Committee” shall be deemed "furnished" and not be deemed to be “filed” with the Securities and Exchange Commission, other than as provided in this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information included under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following information reflects certain information about our equity compensation plans as of October 1, 2016:

	Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding Securities reflected in the first column (a) (b))
Equity compensation plans approved by security holders	11,191,656	$33.74	43,783,785
Equity compensation plans not approved by security holders	—	—	—
Total	11,191,656	$33.74	43,783,785

(a)	Shares available for future issuance as of October 1, 2016, under the Stock Incentive Plan (20,726,621), the Employee Stock Purchase Plan (15,409,556) and the Retirement Savings Plan (7,647,608)
(b)	"Securities" and "shares" refer to the Company's Class A common stock.
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
(1) Consolidated Financial Statements
Consolidated Statements of Income for the three years ended October 1, 2016
Consolidated Statements of Comprehensive Income for the three years ended October 1, 2016
Consolidated Balance Sheets at October 1, 2016, and October 3, 2015
Consolidated Statements of Shareholders’ Equity for the three years ended October 1, 2016
Consolidated Statements of Cash Flows for the three years ended October 1, 2016
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(2) Consolidated Financial Statement Schedules
Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts for the three years ended October 1, 2016
All other schedules are omitted because they are neither applicable nor required.
(3) Exhibits required by Item 601 of Regulation S-K
The exhibits filed with this report are listed in the Exhibit Index following the signature pages to this Annual
Report on Form 10-K and incorporated herein by reference.

SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYSON FOODS, INC.

By:	/s/ Dennis Leatherby	November 21, 2016
Dennis Leatherby
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Gaurdie E. Banister Jr.	Director	November 21, 2016
Gaurdie E. Banister Jr.

/s/ Mike Beebe	Director	November 21, 2016
Mike Beebe

/s/ Curt T. Calaway	Senior Vice President, Controller and	November 21, 2016
Curt T. Calaway	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Mikel A. Durham	Director	November 21, 2016
Mikel A. Durham

/s/ Thomas P. Hayes	Director and President	November 21, 2016
Thomas P. Hayes

/s/ Dennis Leatherby	Executive Vice President and Chief Financial Officer	November 21, 2016
Dennis Leatherby	(Principal Financial Officer)

/s/ Kevin M. McNamara	Director	November 21, 2016
Kevin M. McNamara

/s/ Brad T. Sauer	Director	November 21, 2016
Brad T. Sauer

/s/ Donnie Smith	Director and Chief Executive Officer	November 21, 2016
Donnie Smith	(Principal Executive Officer)

/s/ Robert C. Thurber	Director	November 21, 2016
Robert C. Thurber

/s/ Barbara A. Tyson	Director	November 21, 2016
Barbara A. Tyson

/s/ John Tyson	Chairman of the Board of Directors	November 21, 2016
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

4.7
Form of 4.50% Senior Note due 2022 (previously filed as Exhibit 4.2 and included in Exhibit 4.1 to the Company's Current Report on Form 8‑K filed June 13, 2012, Commission File No. 001‑14704, and incorporated herein by reference).

4.8
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

4.9
Form of 2.65% Senior Note due 2019 (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8‑K filed August 8, 2014, Commission File No. 001‑14704, and incorporated herein by reference).

4.10
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

4.11	Form of 3.95% Senior Note due 2024 (included in Exhibit 4.4 to the Company's Current Report on Form 8‑K filed August 8, 2014, Commission File No. 001‑14704, and incorporated herein by reference).

4.12
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

4.13	Form of 4.875% Senior Note due 2034 (included in Exhibit 4.6 to the Company's Current Report on Form 8‑K filed August 8, 2014, Commission File No. 001‑14704, and incorporated herein by reference).

4.14
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

4.15
Form of 5.15% Senior Note due 2044 (previously filed as Exhibit 4.8 to the Company's Current Report on Form 8‑K filed August 8, 2014, Commission File No. 001‑14704, and incorporated herein by reference).

4.16
Purchase Contract Agreement dated as of August 5, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Purchase Contract Agent (previously filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.17	Form of Unit (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.18	Form of Purchase Contract (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.19
Supplemental Indenture dated as of August 5, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, supplementing the Company Indenture (previously filed as Exhibit 4.5 of the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

4.20	Form of Amortizing Note (previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed August 5, 2014, Commission File No. 001-14704, and incorporated herein by reference).

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

4.22
Form of 4.10% Notes due 2020 issued pursuant to the Sara Lee Indenture (previously filed as Exhibit 4.2 to Current Report on Form 8-K dated September 7, 2010 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference).

4.23
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

10.5	*
Amended and Restated Employment Agreement, dated as of May 1, 2014, by and between the Company and John Tyson (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.6	*
Employment Agreement, dated November 14, 2012, by and between the Company and Donald J. Smith (previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.7	*
Employment Agreement, dated November 14, 2012, by and between the Company and David Van Bebber (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.8	*
Employment Agreement, dated November 14, 2012, by and between the Company and Dennis Leatherby (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.9	*
Employment Agreement, dated November 15, 2013, by and between the Company and Donnie D. King(previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.10	*
Employment Agreement, dated November 15, 2013, by and between the Company and Noel W. White (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.11	*
Employment Agreement, dated November 15, 2013, by and between the Company and Howell P. Carper(previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.12	*
Employment Agreement, dated November 12, 2013, by and between the Company and Stephen R. Stouffer(previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.13	*
Employment Agreement, dated August 29, 2014, by and between the Company and Andrew P. Callahan(previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.14	*
Employment Agreement, dated August 29, 2014, by and between the Company and Sobhana (Sally) Grimes (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.15	*
Employment Agreement, dated August 29, 2014, by and between the Company and Thomas Hayes (previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.16	*
Employment Agreement, dated August 29, 2014, by and between the Company and Mary Oleksiuk (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.17	*
Employment Agreement, dated November 17, 2015, by and between the Company and Donald J. Smith(previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, Commission File No. 001-14704, and incorporated herein by reference).

10.18	*
Employment Agreement, dated August 28, 2015, by and between the Company and Curt T. Calaway (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, Commission File No. 001-14704, and incorporated herein by reference).

10.19	*
Employment Agreement, dated April 25, 2016, by and between the Company and Monica McGurk (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.20	*
Amended and Restated Employment Agreement dated as of June 13, 2016, entered into between the Company and Thomas Hayes (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 14, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.21	*
Letter Agreement dated as of June 13, 2016, between the Company and Donnie Smith (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 14, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.22	*
Form of Retention Award Letter Agreement, dated August 29, 2014, by and between the Company and Andrew Callahan, Sobhana (Sally) Grimes, Thomas Hayes and Mary Oleksiuk (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.23	*
Indemnity Agreement, dated as of September 28, 2007, between the Company and John Tyson (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 28, 2007, Commission File No. 001-14704, and incorporated herein by reference).

10.24	*
Form of Indemnity Agreement between Tyson Foods, Inc. and its directors and certain executive officers (previously filed as Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, Commission File No. 0-3400, and incorporated herein by reference).

10.25	*
Tyson Foods, Inc. Annual Incentive Compensation Plan for Senior Executives adopted February 4, 2005, and reapproved February 5, 2010 (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, Commission File No. 001-14704, and incorporated herein by reference).

10.26	*
Amended and Restated Tyson Foods, Inc. Employee Stock Purchase Plan, effective as of February 1, 2013 (previously filed as Exhibit 99.2 to Registration Statement on Form S-8, filed with the Commission on February 22, 2013, Registration No. 333-186797, and incorporated herein by reference).

10.27	*
First Amendment to the Tyson Foods, Inc. Employee Stock Purchase Plan, effective February 1, 2013 (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.28	*
Amended and Restated Executive Savings Plan of Tyson Foods, Inc. effective January 1, 2013 (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.29	*
Amended and Restated Tyson Foods, Inc. 2000 Stock Incentive Plan effective February 1, 2013 (previously filed as Exhibit 99.1 to Registration Statement on Form S-8, filed with the Commission on February 22, 2013, Registration No. 333-186797, and incorporated herein by reference).

10.30	*
First Amendment to the Tyson Foods, Inc. 2000 Stock Incentive Plan effective May 1, 2013 (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.31	*
Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective November 14, 2013 (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-147-4, and incorporated herein by reference).

10.32	*
Retirement Savings Plan of Tyson Foods, Inc. effective January 1, 2011 (previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

10.33	*
First Amendment to the Retirement Savings Plan of Tyson Foods, Inc., as Amended and Restated as of January 1, 2011 (previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, Commission File No. 001-14704, and incorporated herein by reference).

10.34	*
Amended and Restated Retirement Income Plan of IBP, inc. effective August 1, 2000, and Amendment to Freeze the Retirement Income Plan of IBP, inc. effective December 31, 2002 (previously filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, Commission File No. 001-14704, and incorporated herein by reference).

10.35	*
Form of Restricted Stock Agreement pursuant to which restricted stock awards were granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan prior to July 31, 2009 (previously filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.36	*
Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective July 31, 2009 (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009, Commission File No. 001-14704, and incorporated herein by reference).

10.37	*
Form of Restricted Stock Agreement pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective January 1, 2010 (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.38	*
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

10.39	*
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

10.40	*
Form of Stock Option Grant Agreement pursuant to which stock option awards were granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan prior to July 31, 2009 (previously filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004, Commission File No. 001-14704, and incorporated herein by reference).

10.41	*
Form of Stock Option Grant Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective July 31, 2009, through February 3, 2010 (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.42	*
Form of Stock Option Grant Agreement pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective February 4, 2010 (previously filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, Commission File No. 001-14704, and incorporated herein by reference).

10.43	*
Form of Stock Option Grant Agreement with non-contracted employees pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 29, 2010 (previously filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

10.44	*
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

10.45	*
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

10.46	*
Form of Stock Option Grant Agreement with non-contracted employees pursuant to which stock option awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2011 (previously filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.47	*
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

10.48	*
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

10.49	*
Form of Stock Incentive Agreement pursuant to which stock options are granted to contracted employees under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012 (previously filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.50	*
Form of Stock Incentive Agreement pursuant to which stock options are granted to non-contracted employees under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012 (previously filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.51	*
Form of Performance Stock Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 4, 2010 (previously filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2011, Commission File No. 001-14704, and incorporated herein by reference).

10.52	*
Form of Performance Stock Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 3, 2011 (previously filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.53	*
Form of Stock Incentive Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective October 26, 2012 (previously filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.54	*
Form of Stock Incentive Award Agreement with non-contracted officers pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.55	*
Form of Stock Incentive Award Agreement with contracted officers pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.56	*
Form of Stock Incentive Award Agreement with contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.57	*
Form of Stock Incentive Award Agreement with non-contracted employees which include non-competition, non-solicitation and confidentiality agreements, pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.58	*
Form of Stock Incentive Award Agreement with non-contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.59	*
Form of Stock Incentive Award Agreement pursuant to which restricted stock awards subject to performance criteria are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.60	*
Form of Stock Incentive Plan Stock Agreement pursuant to which restricted stock units awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.61	*
Form of Stock Incentive Agreement pursuant to which stock appreciation rights awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.62	*
Form of Stock Incentive Award Agreement with contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.63	*
Form of Stock Incentive Award Agreement with non-contracted employees which include non-competition, non-solicitation and confidentiality agreements, pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.64	*
Form of Stock Incentive Award Agreement with non-contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 30, 2015 (previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended January 2, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.65	*
Tyson Foods, Inc. Severance Pay Plan for Contracted Employees, effective October 31, 2012 (previously filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, Commission File No. 001-14704, and incorporated herein by reference).

10.66
Tax Sharing Agreement, dated as of June 15, 2012, by and among Sara Lee Corporation, D.E MASTER BLENDERS 1753 B.V. and DE US, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 18, 2012 by The Hillshire Brands Company, Commission File No. 001-03344, and incorporated herein by reference).

10.67	*
First Amendment to the Company's Supplemental Executive Retirement and Life Insurance Premium Plan as Amended and Restated as of November 14, 2014 (previously filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2014, Commission File No. 001-14704, and incorporated herein by reference).

10.68	*	Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective January 1, 2017.

12.1		Calculation of Ratio of Earnings to Fixed Charges.

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

101
The following financial information from our Annual Report on Form 10-K for the year ended October 1, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

	*	Indicates a management contract or compensatory plan or arrangement.

FINANCIAL STATEMENT SCHEDULE
TYSON FOODS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended October 1, 2016

					in millions
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
2016	$27	$10	$—	$(4)	$33
2015	34	1	—	(8)	27
2014	46	5	—	(17)	34
Inventory Lower of Cost or Market Allowance:
2016	$58	$70	$—	$(89)	$39
2015	7	99	—	(48)	58
2014	16	14	—	(23)	7
Valuation Allowance on Deferred Tax Assets:
2016	$68	$10	$—	$(6)	$72
2015	51	21	—	(4)	68
2014	77	26	13	(65)	51