Form 10-Q
period 2016-12-31
TYSON FOODS INC
filed 2017-02-06
CIK 100493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2016.

Class	Outstanding Shares
Class A Common Stock, $0.10 Par Value (Class A stock)	286,947,904
Class B Common Stock, $0.10 Par Value (Class B stock)	70,010,755

TYSON FOODS, INC.
INDEX
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 31, 2016	January 2, 2016
Sales	$9,182	$9,152
Cost of Sales	7,699	7,951
Gross Profit	1,483	1,201
Selling, General and Administrative	501	425
Operating Income	982	776
Other (Income) Expense:
Interest income	(2)	(2)
Interest expense	58	67
Other, net	14	(1)
Total Other (Income) Expense	70	64
Income before Income Taxes	912	712
Income Tax Expense	318	251
Net Income	594	461
Less: Net Income Attributable to Noncontrolling Interests	1	—
Net Income Attributable to Tyson	$593	$461
Weighted Average Shares Outstanding:
Class A Basic	297	325
Class B Basic	70	70
Diluted	373	400
Net Income Per Share Attributable to Tyson:
Class A Basic	$1.64	$1.18
Class B Basic	$1.49	$1.09
Diluted	$1.59	$1.15
Dividends Declared Per Share:
Class A	$0.300	$0.200
Class B	$0.270	$0.180
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 31, 2016	January 2, 2016
Net Income	$594	$461
Other Comprehensive Income (Loss), Net of Taxes:
Derivatives accounted for as cash flow hedges	3	—
Investments	(1)	(1)
Currency translation	(14)	(5)
Postretirement benefits	(3)	(2)
Total Other Comprehensive Income (Loss), Net of Taxes	(15)	(8)
Comprehensive Income	579	453
Less: Comprehensive Income Attributable to Noncontrolling Interests	1	—
Comprehensive Income Attributable to Tyson	$578	$453
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share and per share data)
(Unaudited)

	December 31, 2016	October 1, 2016
Assets
Current Assets:
Cash and cash equivalents	$307	$349
Accounts receivable, net	1,512	1,542
Inventories	2,767	2,732
Other current assets	156	265
Total Current Assets	4,742	4,888
Net Property, Plant and Equipment	5,206	5,170
Goodwill	6,669	6,669
Intangible Assets, net	5,064	5,084
Other Assets	576	562
Total Assets	$22,257	$22,373

Liabilities and Shareholders’ Equity
Current Liabilities:
Current debt	$66	$79
Accounts payable	1,591	1,511
Other current liabilities	1,315	1,172
Total Current Liabilities	2,972	2,762
Long-Term Debt	5,901	6,200
Deferred Income Taxes	2,538	2,545
Other Liabilities	1,279	1,242
Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Common stock ($0.10 par value):
Class A-authorized 900 million shares, issued 367 million shares	37	36
Convertible Class B-authorized 900 million shares, issued 70 million shares	7	7
Capital in excess of par value	4,342	4,355
Retained earnings	8,837	8,348
Accumulated other comprehensive loss	(60)	(45)
Treasury stock, at cost – 80 million shares at December 31, 2016, and 73 million shares at October 1, 2016	(3,613)	(3,093)
Total Tyson Shareholders’ Equity	9,550	9,608
Noncontrolling Interests	17	16
Total Shareholders’ Equity	9,567	9,624
Total Liabilities and Shareholders’ Equity	$22,257	$22,373
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 31, 2016	January 2, 2016
Cash Flows From Operating Activities:
Net income	$594	$461
Depreciation and amortization	177	172
Deferred income taxes	(4)	69
Other, net	7	(1)
Net changes in operating assets and liabilities	360	394
Cash Provided by Operating Activities	1,134	1,095
Cash Flows From Investing Activities:
Additions to property, plant and equipment	(200)	(188)
Purchases of marketable securities	(15)	(12)
Proceeds from sale of marketable securities	13	10
Other, net	(12)	(1)
Cash Used for Investing Activities	(214)	(191)
Cash Flows From Financing Activities:
Payments on debt	(20)	(20)
Borrowings on revolving credit facility	435	—
Payments on revolving credit facility	(735)	—
Purchases of Tyson Class A common stock	(576)	(387)
Dividends	(79)	(54)
Stock options exercised	6	34
Other, net	12	23
Cash Used for Financing Activities	(957)	(404)
Effect of Exchange Rate Changes on Cash	(5)	(1)
Increase (Decrease) in Cash and Cash Equivalents	(42)	499
Cash and Cash Equivalents at Beginning of Year	349	688
Cash and Cash Equivalents at End of Period	$307	$1,187
See accompanying Notes to Consolidated Condensed Financial Statements.

TYSON FOODS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: ACCOUNTING POLICIES
Basis of Presentation
The consolidated condensed financial statements are unaudited and have been prepared by Tyson Foods, Inc. (“Tyson,” “the Company,” “we,” “us” or “our”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the United States Securities and Exchange Commission. Although we believe the disclosures contained herein are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended October 1, 2016. Preparation of consolidated condensed financial statements requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
We believe the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary to state fairly our financial position as of December 31, 2016, and the results of operations for the three months ended December 31, 2016, and January 2, 2016. Results of operations and cash flows for the periods presented are not necessarily indicative of results to be expected for the full year.
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
Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued guidance which removes step 2 from the goodwill impairment test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units' fair value. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017, and the prospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In October 2016, the FASB issued guidance which requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the modified retrospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In August 2016, the FASB issued guidance which aims to eliminate diversity in the practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted and the retrospective transition method should be applied. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In June 2016, the FASB issued guidance that provides more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2018, our fiscal 2020. The application of the guidance requires various transition methods depending on the specific amendment. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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
NOTE 2: CHANGES IN ACCOUNTING PRINCIPLES
In October 2016, the FASB issued guidance on how a reporting entity, that is the single decision maker of a variable interest entity ("VIE"), should treat indirect interests in the entity held through related parties that are under common control with the reporting entity, when determining whether it is the primary beneficiary of that VIE. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods, beginning after December 15, 2016, our fiscal 2018. We were required to adopt this guidance at the same time that we adopted the amendments in ASU 2015-02; therefore, we early adopted this guidance, retrospectively, in the first quarter of fiscal 2017. The adoption did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued guidance on the recognition of fees paid by a customer for cloud computing arrangements. The guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the software license consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015, our fiscal 2017, and should be applied prospectively or retrospectively. We adopted this guidance, prospectively, in the first quarter of fiscal 2017. As a result, prior period balances were not retrospectively adjusted. The adoption did not have a material impact on our consolidated financial statements.
In February 2015, the FASB issued guidance (ASU 2015-02) changing the analysis procedures that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. This guidance is effective for annual reporting periods and interim periods within those annual reporting periods, beginning after December 15, 2015, our fiscal 2017. We adopted this guidance, retrospectively, in the first quarter of fiscal 2017. The adoption did not have a material impact on our consolidated financial statements.

NOTE 3: INVENTORIES
Processed products, livestock and supplies and other are valued at the lower of cost or market. Cost includes purchased raw materials, live purchase costs, growout costs (primarily feed, grower pay and catch and haul costs), labor and manufacturing and production overhead, which are related to the purchase and production of inventories.
At both December 31, 2016, and October 1, 2016, 61% of the cost of inventories was determined by the first-in, first-out ("FIFO") method. The remaining cost of inventories for both periods is determined by the weighted-average method.
The following table reflects the major components of inventory (in millions):

	December 31, 2016	October 1, 2016
Processed products	$1,517	$1,530
Livestock	851	772
Supplies and other	399	430
Total inventory	$2,767	$2,732
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The major categories of property, plant and equipment and accumulated depreciation are as follows (in millions):

	December 31, 2016	October 1, 2016
Land	$128	$126
Buildings and leasehold improvements	3,671	3,662
Machinery and equipment	6,815	6,789
Land improvements and other	301	300
Buildings and equipment under construction	405	290
	11,320	11,167
Less accumulated depreciation	6,114	5,997
Net property, plant and equipment	$5,206	$5,170
NOTE 5: OTHER CURRENT LIABILITIES
Other current liabilities are as follows (in millions):

	December 31, 2016	October 1, 2016
Accrued salaries, wages and benefits	$417	$563
Income taxes payable	263	7
Accrued marketing, advertising and promotion expense	193	212
Other	442	390
Total other current liabilities	$1,315	$1,172

NOTE 6: DEBT
The major components of debt are as follows (in millions):

	December 31, 2016	October 1, 2016
Revolving credit facility	$—	$300
Senior notes:
7.00% Notes due May 2018	120	120
2.65% Notes due August 2019	1,000	1,000
4.10% Notes due September 2020	284	284
4.50% Senior notes due June 2022	1,000	1,000
3.95% Notes due August 2024	1,250	1,250
7.00% Notes due January 2028	18	18
6.13% Notes due November 2032	163	163
4.88% Notes due August 2034	500	500
5.15% Notes due August 2044	500	500
Discount on senior notes	(8)	(8)
Term loans:
Tranche B due April 2019 (1.94% at 12/31/16)	500	500
Tranche B due August 2019 (2.31% at 12/31/16)	552	552
Amortizing notes - tangible equity units (see Note 7: Equity)	53	71
Other	62	58
Unamortized debt issuance costs	(27)	(29)
Total debt	5,967	6,279
Less current debt	66	79
Total long-term debt	$5,901	$6,200
Revolving Credit Facility
We have a $1.25 billion revolving credit facility that supports short-term funding needs and letters of credit. The facility will mature and the commitments thereunder will terminate in September 2019. After reducing for the amount borrowed and outstanding letters of credit issued under this facility, the amount available for borrowing at December 31, 2016, was $1,243 million. At December 31, 2016, we had outstanding letters of credit issued under this facility totaling $7 million, none of which were drawn upon. We had an additional $90 million of bilateral letters of credit issued separately from the revolving credit facility, none of which were drawn upon. Our letters of credit are issued primarily in support of leasing obligations and workers’ compensation insurance programs.
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
We were in compliance with all debt covenants at December 31, 2016.
NOTE 7: EQUITY
Share Repurchases
As of December 31, 2016, 31.7 million shares remained available for repurchase under our share repurchase program. The share repurchase program has no fixed or scheduled termination date and the timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements. In addition to the share repurchase program, we purchase shares on the open market to fund certain obligations under our equity compensation plans.

A summary of share repurchases of our Class A stock for the three months ended December 31, 2016, and January 2, 2016, is as follows (in millions):

	Three Months Ended
	December 31, 2016		January 2, 2016
	Shares	Dollars	Shares	Dollars
Shares repurchased:
Under share repurchase program	8.6	$550	7.6	$357
To fund certain obligations under equity compensation plans	0.4	26	0.7	30
Total share repurchases	9.0	$576	8.3	$387
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
As of December 31, 2016, holders have settled 20.4 million purchase contracts and, in exchange, the Company has issued 21.7 million shares of its Class A stock. Upon early settlement of these purchase contracts, the corresponding amortizing notes remain outstanding and beneficially owned by the holders that settled purchase contracts early. As of December 31, 2016, 9.6 million TEUs remained outstanding. The remaining TEUs will continue to be held pursuant to their original terms and conditions, including automatic settlement on July 15, 2017. As a result of the purchase contracts tendered as of December 31, 2016, our remaining obligation is to deliver between a minimum of 10.3 million shares and a maximum of 12.9 million shares of our Class A stock, subject to adjustment, based upon the Applicable Market Value (as defined below) of our Class A stock as described below:

•
If the Applicable Market Value is equal to or greater than the conversion price of $46.79 per share, we will deliver 1.0685 shares of Class A stock per purchase contract, or a minimum of 10.3 million Class A shares.

•
If the Applicable Market Value is greater than the reference price of $37.44 but less than the conversion price of $46.79 per share, we will deliver a number of shares per purchase contract equal to $50, divided by the Applicable Market Value.

•
If the Applicable Market Value is less than or equal to the reference price of $37.44 per share, we will deliver 1.3358 shares of Class A stock per purchase contract, or a maximum of 12.9 million Class A shares.

The "Applicable Market Value" means the average of the closing prices of our Class A stock on each of the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding July 15, 2017.
On December 15, 2016, we paid our quarterly dividend to shareholders of record at December 1, 2016, equal to $0.225 per share on our Class A stock. The amount of the distribution exceeded the $0.075 per share dividend threshold amount. Consequently, the settlement rates, reference price and conversion price were adjusted and are reflected above.

The TEUs have a dilutive effect on our earnings per share. The 10.3 million minimum shares to be issued are included in the calculation of Class A Basic weighted average shares. The 2.6 million share difference between the minimum shares and the 12.9 million maximum shares are potentially dilutive securities, and accordingly, are included in our diluted earnings per share on a pro rata basis to the extent the Applicable Market Value is higher than the reference price but is less than the conversion price at period end.
NOTE 8: INCOME TAXES
The effective tax rate was 34.9% and 35.2% for the first quarter of fiscal 2017 and 2016, respectively. The effective tax rates for the first quarter of fiscal 2017 and fiscal 2016 were impacted by such items as the domestic production deduction and state income taxes.
Unrecognized tax benefits were $309 million and $305 million at December 31, 2016, and October 1, 2016, respectively.
We estimate that during the next twelve months it is reasonably possible that unrecognized tax benefits could decrease by as much as $8 million primarily due to expiration of statutes of limitations in various jurisdictions.
NOTE 9: OTHER INCOME AND CHARGES
During the first quarter of fiscal 2017, we recorded $16 million of legal cost related to a 1995 plant closure of an apparel manufacturing facility operated by a former subsidiary of The Hillshire Brands Company, which was acquired by us in fiscal 2014, $1 million in net foreign currency exchange losses and $3 million of equity earnings in joint ventures, which were recorded in the Consolidated Condensed Statements of Income in Other, net.
During the first quarter of fiscal 2016, we recorded $1 million in net foreign currency exchange losses and $2 million of equity earnings in joint ventures, which were recorded in the Consolidated Condensed Statements of Income in Other, net.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended
	December 31, 2016	January 2, 2016
Numerator:
Net income	$594	$461
Less: Net income attributable to noncontrolling interests	1	—
Net income attributable to Tyson	593	461
Less dividends declared:
Class A	86	58
Class B	19	13
Undistributed earnings	$488	$390

Class A undistributed earnings	$403	$327
Class B undistributed earnings	85	63
Total undistributed earnings	$488	$390
Denominator:
Denominator for basic earnings per share:
Class A weighted average shares	297	325
Class B weighted average shares, and shares under the if-converted method for diluted earnings per share	70	70
Effect of dilutive securities:
Stock options, restricted stock and performance units	6	5
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	373	400

Net income per share attributable to Tyson:
Class A basic	$1.64	$1.18
Class B basic	$1.49	$1.09
Diluted	$1.59	$1.15
Approximately 2 million of our stock-based compensation shares were antidilutive for the three months ended December 31, 2016, and January 2, 2016. These shares were not included in the diluted earnings per share calculation.
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

NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS
Our business operations give rise to certain market risk exposures mostly due to changes in commodity prices, foreign currency exchange rates and interest rates. We manage a portion of these risks through the use of derivative financial instruments to reduce our exposure to commodity price risk, foreign currency risk and interest rate risk. Our risk management programs are periodically reviewed by our Board of Directors' Audit Committee. These programs are monitored by senior management and may be revised as market conditions dictate. Our current risk management programs utilize industry-standard models that take into account the implicit cost of hedging. Risks associated with our market risks and those created by derivative instruments and the fair values are strictly monitored, using value-at-risk and stress tests. Credit risks associated with our derivative contracts are not significant as we minimize counterparty concentrations, utilize margin accounts or letters of credit, and deal with credit worthy counterparties. Additionally, our derivative contracts are mostly short-term in duration and we generally do not make use of credit-risk-related contingent features. No significant concentrations of credit risk existed at December 31, 2016.
We had the following aggregated outstanding notional amounts related to our derivative financial instruments (in millions, except soy meal tons):

	Metric	December 31, 2016	October 1, 2016
Commodity:
Corn	Bushels	52	50
Soy meal	Tons	334,300	389,700
Live cattle	Pounds	54	28
Lean hogs	Pounds	204	158
Foreign currency	United States dollar	$52	$38
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
Cash Flow Hedges
Derivative instruments are designated as hedges against changes in the amount of future cash flows related to procurement of certain commodities utilized in our production processes. For the derivative instruments we designate and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses representing hedge ineffectiveness are recognized in earnings in the current period. Ineffectiveness related to our cash flow hedges was not significant for the three months ended December 31, 2016, and January 2, 2016. As of December 31, 2016, the net amounts expected to be reclassified into earnings within the next 12 months are pretax gains of $2 million. During the three months ended December 31, 2016, and January 2, 2016, we did not reclassify significant pretax gains/losses into earnings as a result of the discontinuance of cash flow hedges.

The following table sets forth the pretax impact of cash flow hedge derivative instruments on the Consolidated Condensed Statements of Income (in millions):

	Gain (Loss) Recognized in OCI On Derivatives		Consolidated Condensed Statements of Income Classification	Gain (Loss) Reclassified from OCI to Earnings
	Three Months Ended			Three Months Ended
	December 31, 2016	January 2, 2016		December 31, 2016	January 2, 2016
Cash flow hedge – derivatives designated as hedging instruments:
Commodity contracts	$1	$(2)	Cost of sales	$(4)	$(1)
Foreign exchange contracts	—	—	Other income/expense	—	—
Total	$1	$(2)		$(4)	$(1)
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

	Consolidated Condensed Statements of Income Classification	Three Months Ended
		December 31, 2016	January 2, 2016
Gain (Loss) on forwards	Cost of sales	$28	$33
Gain (Loss) on purchase contract	Cost of sales	(28)	(33)
Ineffectiveness related to our fair value hedges was not significant for the three months ended December 31, 2016, and January 2, 2016.
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

The following table sets forth the pretax impact of the undesignated derivative instruments in the Consolidated Condensed Statements of Income (in millions):

	Consolidated Condensed Statements of Income Classification	Gain (Loss) Recognized in Earnings
		Three Months Ended
		December 31, 2016	January 2, 2016
Derivatives not designated as hedging instruments:
Commodity contracts	Sales	$51	$9
Commodity contracts	Cost of sales	(1)	(15)
Foreign exchange contracts	Other income/expense	—	—
Total		$50	$(6)
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

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities accounted for at fair value on a recurring basis according to the valuation techniques we used to determine their fair values (in millions):

December 31, 2016	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative financial instruments:
Designated as hedges	$—	$4	$—	$—	$4
Undesignated	—	48	—	(22)	26
Available-for-sale securities:
Current	—	3	1	—	4
Non-current	—	39	54	—	93
Deferred compensation assets	8	249	—	—	257
Total assets	$8	$343	$55	$(22)	$384
Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$17	$—	$(17)	$—
Undesignated	—	24	—	(23)	1
Total liabilities	$—	$41	$—	$(40)	$1

October 1, 2016	Level 1	Level 2	Level 3	Netting (a)	Total
Assets:
Derivative financial instruments:
Designated as hedges	$—	$72	$—	$(27)	$45
Undesignated	—	38	—	(34)	4
Available-for-sale securities:
Current	—	2	2	—	4
Non-current	—	38	55	—	93
Deferred compensation assets	18	236	—	—	254
Total assets	$18	$386	$57	$(61)	$400
Liabilities:
Derivative financial instruments:
Designated as hedges	$—	$1	$—	$(1)	$—
Undesignated	—	68	—	(68)	—
Total liabilities	$—	$69	$—	$(69)	$—

(a)
Our derivative assets and liabilities are presented in our Consolidated Condensed Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2016, and October 1, 2016, we had posted with various counterparties $18 million and $8 million, respectively, of cash collateral related to our commodity derivatives and held no cash collateral. At December 31, 2016, we had posted, with a single counterparty, $1 million of cash collateral where a legally enforceable master netting arrangement did not exist.

The following table provides a reconciliation between the beginning and ending balance of marketable debt securities measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in millions):

	Three Months Ended
	December 31, 2016	January 2, 2016
Balance at beginning of year	$57	$61
Total realized and unrealized gains (losses):
Included in earnings	—	—
Included in other comprehensive income (loss)	(1)	—
Purchases	4	4
Issuances	—	—
Settlements	(5)	(6)
Balance at end of period	$55	$59
Total gains (losses) for the three-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at end of period	$—	$—
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
The following table sets forth our available-for-sale securities' amortized cost basis, fair value and unrealized gain (loss) by significant investment category (in millions):

	December 31, 2016			October 1, 2016
	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)	Amortized Cost Basis	Fair Value	Unrealized Gain (Loss)
Available-for-sale securities:
Debt securities:
U.S. treasury and agency	$42	$42	$—	$40	$40	$—
Corporate and asset-backed	55	55	—	56	57	1

Unrealized holding gains (losses), net of tax, are excluded from earnings and reported in OCI until the security is settled or sold. On a quarterly basis, we evaluate whether losses related to our available-for-sale securities are temporary in nature. Losses on equity securities are recognized in earnings if the decline in value is judged to be other than temporary. If losses related to our debt securities are determined to be other than temporary, the loss would be recognized in earnings if we intend, or more likely than not will be required, to sell the security prior to recovery. For debt securities in which we have the intent and ability to hold until maturity, losses determined to be other than temporary would remain in OCI, other than expected credit losses which are recognized in earnings. We consider many factors in determining whether a loss is temporary, including the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. We recognized no other than temporary impairment in earnings for the three months ended December 31, 2016, and January 2, 2016. No other than temporary losses were deferred in OCI as of December 31, 2016, and October 1, 2016.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not have any significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three ended December 31, 2016, and January 2, 2016.
Other Financial Instruments
Fair value of our debt is principally estimated using Level 2 inputs based on quoted prices for those or similar instruments. Fair value and carrying value for our debt are as follows (in millions):

	December 31, 2016		October 1, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Total debt	$6,138	$5,967	$6,698	$6,279

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The components of the net periodic cost for the pension and postretirement benefit plans for the three months ended December 31, 2016, and January 2, 2016, are as follows (in millions):

	Pension Plans
	Three Months Ended
	December 31, 2016	January 2, 2016

Service cost	$3	$4
Interest cost	16	20
Expected return on plan assets	(15)	(17)
Amortization of:
Net actuarial loss	2	1
Settlement (gain) loss (a)	—	(12)
Net periodic cost (credit)	$6	$(4)

	Postretirement Benefit Plans
	Three Months Ended
	December 31, 2016	January 2, 2016

Interest cost	$—	$1
Amortization of:
Prior service credit	(6)	(4)
Net periodic cost (credit)	$(6)	$(3)
(a) We made lump-sum settlement payments using plan assets of $265 million for the three months ended January 2, 2016, to certain deferred vested participants within our qualified pension plans.
We contributed $9 million and $32 million to our pension plans for the three months ended December 31, 2016, and January 2, 2016, respectively. We expect to contribute an additional $31 million during the remainder of fiscal 2017. The amount of contributions made to pension plans in any year is dependent upon a number of factors including minimum funding requirements in the jurisdictions in which we operate. As a result, the actual funding in fiscal 2017 may differ from the current estimate.
NOTE 14: OTHER COMPREHENSIVE INCOME (LOSS)
The before and after tax changes in the components of other comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	December 31, 2016			January 2, 2016
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax

Derivatives accounted for as cash flow hedges:
(Gain) loss reclassified to cost of sales	$4	$(2)	$2	$1	$—	$1
Unrealized gain (loss)	1	—	1	(2)	1	(1)

Investments:
Unrealized gain (loss)	(1)	—	(1)	(1)	—	(1)

Currency translation:
Translation adjustment	(14)	—	(14)	(5)	—	(5)

Postretirement benefits	(4)	1	(3)	(3)	1	(2)
Total other comprehensive income (loss)	$(14)	$(1)	$(15)	$(10)	$2	$(8)
NOTE 15: SEGMENT REPORTING
We operate in four reportable segments: Chicken, Beef, Pork, and Prepared Foods. We measure segment profit as operating income (loss). Other primarily includes our foreign chicken production operations in China and India, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
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
We allocate expenses related to corporate activities to the segments, except for third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC, which are included in Other.
Information on segments and a reconciliation to income before income taxes are as follows (in millions):

	Three Months Ended
	December 31, 2016		January 2, 2016
Sales:
Chicken	$2,706		$2,636
Beef	3,528		3,614
Pork	1,252		1,213
Prepared Foods	1,895		1,896
Other	90		99
Intersegment sales	(289)		(306)
Total sales	$9,182		$9,152

Operating income (loss):
Chicken	$263		$358
Beef	299		71
Pork	247		158
Prepared Foods	190		207
Other	(17)	(a)	(18)	(a)
Total operating income	982		776

Total other (income) expense	70		64

Income before income taxes	$912		$712
(a) Other includes third-party merger and integration costs and corporate overhead of Tyson New Ventures, LLC of $7 million and $5 million for the three months ended December 31, 2016, and January 2, 2016, respectively.
The Chicken segment had sales of $7 million and $3 million in the first quarter of fiscal 2017 and 2016, respectively, from transactions with other operating segments of the Company. The Beef segment had sales of $72 million in both the first quarter of fiscal 2017 and 2016, from transactions with other operating segments of the Company. The Pork segment had sales of $210 million and $231 million in the first quarter of fiscal 2017 and 2016, respectively, from transactions with other operating segments of the Company. The aforementioned sales from intersegment transactions, which were at market prices, were included in the segment sales in the above table.
NOTE 16: COMMITMENTS AND CONTINGENCIES
Commitments
We guarantee obligations of certain outside third parties, consisting primarily of leases, debt and grower loans, which are substantially collateralized by the underlying assets. Terms of the underlying debt cover periods up to 10 years, and the maximum potential amount of future payments as of December 31, 2016, was $34 million. We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of the underlying leased assets at the end of the term of the lease. The remaining terms of the lease maturities cover periods over the next 11 years. The maximum potential amount of the residual value guarantees is $92 million, of which $84 million could be recoverable through various recourse provisions and an additional undeterminable recoverable amount based on the fair value of the underlying leased assets. The likelihood of material payments under these guarantees is not considered probable. At December 31, 2016, and October 1, 2016, no material liabilities for guarantees were recorded.

We have cash flow assistance programs in which certain livestock suppliers participate. Under these programs, we pay an amount for livestock equivalent to a standard cost to grow such livestock during periods of low market sales prices. The amounts of such payments that are in excess of the market sales price are recorded as receivables and accrue interest. Participating suppliers are obligated to repay these receivables balances when market sales prices exceed this standard cost, or upon termination of the agreement. Our maximum commitment associated with these programs is limited to the fair value of each participating livestock supplier’s net tangible assets. The potential maximum commitment as of December 31, 2016, was approximately $380 million. The total receivables under these programs were $8 million and $2 million at December 31, 2016, and October 1, 2016, respectively. These receivables are included, net of allowance for uncollectible amounts, in Accounts Receivable in our Consolidated Condensed Balance Sheets. Even though these programs are limited to the net tangible assets of the participating livestock suppliers, we also manage a portion of our credit risk associated with these programs by obtaining security interests in livestock suppliers’ assets. After analyzing residual credit risks and general market conditions, we have no allowance for these programs’ estimated uncollectible receivables at December 31, 2016, and October 1, 2016.
When constructing new facilities or making major enhancements to existing facilities, we will occasionally enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive Industrial Revenue Bonds. We immediately lease the facilities from the local government entities and have an option to re-purchase the facilities for a nominal amount upon tendering the Industrial Revenue Bonds to the local government entities at various predetermined dates. The Industrial Revenue Bonds and the associated obligations for the leases of the facilities offset, and the underlying assets remain in property, plant and equipment. At December 31, 2016, total amounts under these type of arrangements totaled $505 million.
Contingencies
We are involved in various claims and legal proceedings. We routinely assess the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. We record accruals for such matters to the extent that we conclude a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Such accruals are reflected in the Company’s consolidated condensed financial statements. In our opinion, we have made appropriate and adequate accruals for these matters. Unless noted otherwise below, we believe the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations. Listed below are certain claims made against the Company and/or our subsidiaries for which the potential exposure is considered material to the Company’s consolidated condensed financial statements. We believe we have substantial defenses to the claims made and intend to vigorously defend these matters.

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

•
Bouaphakeo (f/k/a Sharp), et al. v. Tyson Foods, Inc., N.D. Iowa, February 6, 2007 - A jury trial was held involving our Storm Lake, Iowa, pork plant which resulted in a jury verdict in favor of the plaintiffs for violations of federal and state laws for pre- and post-shift work activities. The trial court also awarded the plaintiffs liquidated damages, resulting in total damages awarded in the amount of $5,784,758. The plaintiffs' counsel has also filed an application for attorneys' fees and expenses in the amount of $2,692,145. We appealed the jury's verdict and trial court's award to the Eighth Circuit Court of Appeals. The appellate court affirmed the jury verdict and judgment on August 25, 2014, and we filed a petition for rehearing on September 22, 2014, which was denied. We filed a petition for a writ of certiorari with the United States Supreme Court, which was granted on June 8, 2015, and oral arguments before the Supreme Court occurred on November 10, 2015. On March 22, 2016, the Supreme Court affirmed the appellate court’s rulings and remanded to the trial court to allocate the lump sum award among the class participants. On remand, the trial court determined that the lump sum award should be allocated to class participants according to the method prescribed by plaintiffs’ expert at trial. The trial court has yet to enter a judgment.

•
Edwards, et al. v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, Inc., S.D. Iowa, March 20, 2008 - The trial court in this case, which involves our Perry and Waterloo, Iowa, pork plants, decertified the state law class and granted other pre-trial motions that resulted in judgment in our favor with respect to the plaintiffs’ claims. The plaintiffs have filed a motion to modify this judgment.

•
Murray, et al. v. Tyson Foods, Inc., C.D. Illinois, January 2, 2008; and DeVoss v. Tyson Foods, Inc. d.b.a. Tyson Fresh Meats, C.D. Illinois, March 2, 2011 - These cases involve our Joslin, Illinois, beef plant and are in their preliminary stages.

•
Dozier, Southerland, et al. v. The Hillshire Brands Company, E.D. North Carolina, September 2, 2014 - This case involves our Tarboro, North Carolina, prepared foods plant. On March 25, 2016, the parties filed a joint motion for settlement totaling $425,000, which includes all of the plaintiffs’ attorneys’ fees and costs.

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

On September 2, 2016, Maplevale Farms, Inc., acting on behalf of itself and a putative class of direct purchasers of poultry products, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other poultry processing companies, in the Northern District of Illinois. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims on behalf of putative classes of direct and indirect purchasers were filed in the United States District Court for the Northern District of Illinois. The court consolidated the complaints, for pre-trial purposes, into actions on behalf of three different putative classes: direct purchasers, indirect purchasers/consumers and commercial/institutional indirect purchasers. These three actions are styled In re Broiler Chicken Antitrust Litigation. Several amended and consolidated complaints have been filed on behalf of each putative class. The currently operative complaints allege, among other things, that beginning in January 2008 the defendants conspired and combined to fix, raise, maintain, and stabilize the price of broiler chickens in violation of United States antitrust laws. The complaints on behalf of the putative classes of indirect purchasers also include causes of action under various state unfair competition laws, consumer protection laws, and unjust enrichment common laws. The complaints also allege that defendants “manipulated and artificially inflated a widely used Broiler price index, the Georgia Dock.” It is further alleged that the defendants concealed this conduct from the plaintiffs and the members of the putative classes. The plaintiffs are seeking treble damages, injunctive relief, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative classes. We have filed motions to dismiss these actions.
On October 17, 2016, William Huser, acting on behalf of himself and a putative class of persons who purchased shares of Tyson Foods' stock between November 23, 2015, and October 7, 2016, filed a class action complaint against Tyson Foods, Inc., Donnie Smith and Dennis Leatherby in the Central District of California. The complaint alleged, among other things, that our periodic filings contained materially false and misleading statements by failing to disclose that the Company has colluded with other producers to manipulate the supply of broiler chickens in order to keep supply artificially low, as alleged in In re Broiler Chicken Antitrust Litigation, stating that its industry is competitive, and failing to disclose that we lacked effective internal control over financial reporting. The complaint sought damages, pre- and post-judgment interest, costs, and attorneys’ fees. Subsequent to the filing of this initial complaint, additional lawsuits making similar claims were filed in the United States District Courts for the Southern District of New York, the Western District of Arkansas, and the Southern District of Ohio. Each of those cases have now been transferred to the United States District Court for the Western District of Arkansas and consolidated, and lead plaintiffs have been appointed. The lead plaintiffs have not yet filed a consolidated complaint.
On January 20, 2017, the Company received a subpoena from the Securities and Exchange Commission in connection with an investigation related to the Company. We are cooperating with the investigation, which is at an early stage. Based upon the limited information we have, we believe the investigation is based upon the allegations in In re Broiler Chicken Antitrust Litigation.

Our subsidiary, The Hillshire Brands Company (formerly named Sara Lee Corporation), is a party to a consolidation of cases filed by individual complainants with the Republic of the Philippines, Department of Labor and Employment and the National Labor Relations Commission (NLRC) from 1998 through July 1999. The complaint is filed against Aris Philippines, Inc., Sara Lee Corporation, Sara Lee Philippines, Inc., Fashion Accessories Philippines, Inc., and Attorney Cesar C. Cruz (collectively, the “respondents”). The complaint alleges, among other things, that the respondents engaged in unfair labor practices in connection with the termination of manufacturing operations in the Philippines in 1995 by Aris Philippines, Inc., a former subsidiary of The Hillshire Brands Company. In late 2004, a labor arbiter ruled against the respondents and awarded the complainants PHP3,453,664,710 (approximately US$70 million) in damages and fees. The respondents appealed the labor arbiter's ruling, and it was subsequently set aside by the NLRC in December 2006. Subsequent to the NLRC’s decision, the parties filed numerous appeals, motions for reconsideration and petitions for review, certain of which remained outstanding for several years. While various of those appeals, motions and/or petitions were pending, The Hillshire Brands Company, on June 23, 2014, without admitting liability, filed a settlement motion requesting that the Supreme Court of the Philippines order dismissal with prejudice of all claims against it and certain other respondents in exchange for payments allocated by the court among the complainants in an amount not to exceed PHP342,287,800 (approximately US$6.9 million). Based in part on its finding that the consideration to be paid to the complainants as part of such settlement was insufficient, the Supreme Court of the Philippines denied the respondents’ settlement motion and all motions for reconsideration thereof. The Supreme Court of the Philippines also set aside as premature the NLRC’s December 2006 ruling. As a result, the cases were remanded back before the NLRC to rule on the merits of the case. On December 15, 2016, we learned that the NLRC rendered its decision on November 29, 2016, regarding the respondents’ appeals regarding the labor arbiter’s 2004 ruling in favor of the complainants. The NLRC increased the award for 4,922 of the total 5,984 complainants to PHP14,858,495,937 (approximately US$299 million). However, the NLRC approved of a prior settlement reached with the group comprising approximately 18% of the class of 5,984 complainants, pursuant to which The Hillshire Brands Company agreed to pay each settling complainant PHP68,000 (approximately US$1,369). The settlement payment was made on December 21, 2016, to the NLRC, which is responsible for distributing the funds to each settling complainant. On December 27, 2016, the respondents filed motions for reconsideration with the NLRC asking that the award be set aside. We await the NLRC’s decision on those pending motions and are evaluating our right to further challenge the NLRC decision through appeals to the courts in the event the motions for reconsideration are denied by the NLRC. We have recorded an accrual for this matter for the amount of loss that, at this time, we deem probable and enforceable. This accrual is reflected in the Company’s consolidated condensed financial statements and reflects an increase over the previous accrual for this matter, though significantly less than the amount awarded by the labor arbiter in 2004 (i.e., PHP3,453,664,710 (approximately US$70 million)). The ultimate enforceable loss is uncertain, and if our accrual is not adequate, an adverse outcome could have a material effect on the consolidated financial condition or results of operations.

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
We operate in four reportable segments: Chicken, Beef, Pork and Prepared Foods. Other primarily includes our foreign chicken production operations in China and India, third-party merger and integration costs and corporate overhead related to Tyson New Ventures, LLC.
Overview

•
General – Our operating income grew 27% in the first quarter of fiscal 2017, which was led by record earnings in our Beef and Pork segments with continued solid performance in our Chicken and Prepared Foods segments. Our Beef and Pork segments had a $228 million and $89 million improvement in operating income, respectively. In addition to the strong performance across each of our segments, in the first quarter of fiscal 2017, we incurred an incremental $58 million of compensation and benefit integration expense as we continued to integrate and make investments in our talent. Sales increased in the first quarter of fiscal 2017 as sales volume increased 2.4%, partially offset by declining beef prices. Sales volume increased in each of our segments in the first quarter of fiscal 2017. We continued to execute our strategy of accelerating growth in domestic value-added chicken sales, prepared food sales, innovating products, services and customer insights and cultivating our talent development to support Tyson's growth for the future.

•
Integration - We maintain focus on the integration of The Hillshire Brands Company ("Hillshire Brands") and synergy capture. As we continue to execute our Prepared Foods strategy, we estimate the impact of the Hillshire Brands synergies, along with the profit improvement plan related to our legacy Prepared Foods business, will have a positive impact of approximately $675 million in fiscal 2017. The majority of these benefits are expected to be realized in the Prepared Foods segment. We will continue to invest a portion of the synergies in innovation, new product launches and supporting the growth of our brands. In the first quarter of fiscal 2017, we captured an incremental $40 million of synergies above the $121 million realized in the first quarter of fiscal 2016, for a total of $161 million of synergies and profit improvement initiatives realized in the first quarter of fiscal 2017.

•
Market Environment - According to the United States Department of Agriculture (USDA), domestic protein production (chicken, beef, pork, and turkey) increased approximately 3%, in the first quarter of fiscal 2017, over the same period in fiscal 2016, and we expect it to be up 2-3% for the full fiscal year. Our Chicken segment delivered solid results driven by favorable demand for our products and lower feed costs, partially offset with higher marketing, advertising, and promotion spend. The Beef segment had a record operating margin due to better domestic and export demand and more favorable market conditions associated with an increase in cattle supply which resulted in lower fed cattle costs. The Pork segment also had a record operating margin as domestic market conditions were favorable with lower livestock cost, improved export markets, and better demand for our pork products. Our Prepared Foods segment delivered solid operating income as a result of increased sales volumes due to improved demand for our prepared foods products, as well as synergies and lower input costs, partially offset with higher operating costs at some of our facilities and increased marketing, advertising, and promotion spend.

•	Margins – Our total operating margin was 10.7% in the first quarter of fiscal 2017. Operating margins by segment were as follows:

•	Chicken – 9.7%

•	Beef – 8.5%

•	Pork – 19.7%

•	Prepared Foods – 10.0%

•
Liquidity – We generated $1.1 billion of operating cash flows during the first three months of fiscal 2017. At December 31, 2016, we had approximately $1.6 billion of liquidity, which includes availability under our revolving credit facility and $307 million of cash and cash equivalents.

in millions, except per share data	Three Months Ended
	December 31, 2016	January 2, 2016
Net income attributable to Tyson	$593	$461
Net income attributable to Tyson – per diluted share	1.59	1.15

Summary of Results
Sales

in millions	Three Months Ended
	December 31, 2016	January 2, 2016
Sales	$9,182	$9,152
Change in sales volume	2.4%
Change in average sales price	(2.0)%
Sales growth	0.3%
First quarter – Fiscal 2017 vs Fiscal 2016

•
Sales Volume – Sales were positively impacted by an increase in sales volume, which accounted for an increase of $216 million. Each segment had an increase in sales volume with the Beef segment contributing the majority of the increase driven by increased availability of live cattle supply in addition to better demand for our beef products.

•
Average Sales Price – Sales were negatively impacted by lower average sales prices, which accounted for a decrease of $186 million. The Beef, Pork and Prepared Foods segments had a decrease in average sales price as a result of decreased pricing associated with lower live cattle and hog costs and other raw material costs, partially offset with an increase in average sales price in the Chicken segment from sales mix changes.

Cost of Sales

in millions	Three Months Ended
	December 31, 2016	January 2, 2016
Cost of sales	$7,699	$7,951
Gross profit	$1,483	$1,201
Cost of sales as a percentage of sales	83.8%	86.9%
First quarter – Fiscal 2017 vs Fiscal 2016

•	Cost of sales decreased $252 million. Lower input cost per pound decreased cost of sales $440 million while higher sales volume increased cost of sales $188 million.

•	The $440 million impact of lower input cost per pound was primarily driven by:

•	Decrease in live cattle costs of approximately $410 million in our Beef segment.

•	Decrease in live hog costs of approximately $85 million in our Pork segment.

•	Decrease in raw material and other input costs of $100 million in our Prepared Foods segment.

•	Decrease in feed costs of approximately $20 million in our Chicken segment.

•	Increase in cost per pound due to a mix upgrade in the Chicken segment as we increased sales volume in value-added products.

•	Increase in operating costs across all segments, which also included $43 million of compensation and benefit integration expense.

•
The $188 million impact of higher sales volume was due to sales volume increases in each segment with the Beef segment contributing the majority of the increase as a result of an increase in live cattle processed and better demand for our beef products.

Selling, General and Administrative

in millions	Three Months Ended
	December 31, 2016	January 2, 2016
Selling, general and administrative expense	$501	$425
As a percentage of sales	5.5%	4.6%
First quarter – Fiscal 2017 vs Fiscal 2016

•	Increase of $76 million in selling, general and administrative was primarily driven by:

•	Increase of $28 million in employee costs including payroll and stock-based and incentive-based compensation, which included $15 million compensation and benefit integration expense.

•	Increase of $20 million related to marketing, advertising and promotion expense to drive sales growth.

•	Increase of $16 million in severance related expenses.

•	Increase of $12 million in all other primarily related to professional fees and information technology costs.
Interest Expense

in millions	Three Months Ended
	December 31, 2016	January 2, 2016
Cash interest expense	$58	$67
Total interest expense	$58	$67
First quarter – Fiscal 2017 vs Fiscal 2016

•
Cash interest expense primarily included interest expense related to the coupon rates for senior notes and term loans and commitment/letter of credit fees incurred on our revolving credit facilities. The decrease in cash interest expense in the first quarter of fiscal 2017 was primarily due to a reduction of our debt.

Other (Income) Expense, net

in millions	Three Months Ended
	December 31, 2016	January 2, 2016
Total other (income) expense, net	$14	$(1)
First quarter – Fiscal 2017

•
Included $16 million of legal cost related to a 1995 plant closure of an apparel manufacturing facility operated by a former subsidiary of The Hillshire Brands Company, which was acquired by us in fiscal 2014. Also, included $1 million in net foreign currency exchange losses and $3 million of income from equity earnings in joint ventures.

First quarter – Fiscal 2016

•	Included $1 million in net foreign currency exchange losses and $2 million of income from equity earnings in joint ventures.

Effective Tax Rate

Three Months Ended
December 31, 2016	January 2, 2016
34.9%	35.2%
First quarter – Fiscal 2017 – The effective tax rate was impacted by:

•	state income taxes; and

•	the domestic production deduction.
First quarter – Fiscal 2016 – The effective tax rate was impacted by:

•	state income taxes; and

•	the domestic production deduction.

Segment Results
We operate in four segments: Chicken, Beef, Pork, and Prepared Foods. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

in millions	Sales
	Three Months Ended
	December 31, 2016	January 2, 2016
Chicken	$2,706	$2,636
Beef	3,528	3,614
Pork	1,252	1,213
Prepared Foods	1,895	1,896
Other	90	99
Intersegment sales	(289)	(306)
Total	$9,182	$9,152

in millions	Operating Income (Loss)
	Three Months Ended
	December 31, 2016	January 2, 2016
Chicken	$263	$358
Beef	299	71
Pork	247	158
Prepared Foods	190	207
Other	(17)	(18)
Total	$982	$776

Chicken Segment Results

in millions	Three Months Ended
	December 31, 2016	January 2, 2016	Change
Sales	$2,706	$2,636	$70
Sales volume change			1.3%
Average sales price change			1.4%
Operating income	$263	$358	$(95)
Operating margin	9.7%	13.6%
First quarter – Fiscal 2017 vs Fiscal 2016

•	Sales Volume – Sales volume increased as a result of better demand for our chicken products, partially offset by a decrease in rendered product sales.

•	Average Sales Price – Average sales price increased as a result of sales mix changes which offset general market price declines.

•
Operating Income – Operating income decreased due to increased marketing, advertising and promotion spend and higher operating costs which included $23 million of compensation and benefit integration expense. Feed costs decreased $20 million during the first quarter of fiscal 2017.

Beef Segment Results

in millions	Three Months Ended
	December 31, 2016	January 2, 2016	Change
Sales	$3,528	$3,614	$(86)
Sales volume change			4.5%
Average sales price change			(6.6)%
Operating income	$299	$71	$228
Operating margin	8.5%	2.0%
First quarter – Fiscal 2017 vs Fiscal 2016

•	Sales Volume – Sales volume increased due to improved availability of cattle supply and stronger domestic and export demand for our beef products.

•	Average Sales Price – Average sales price decreased due to higher domestic availability of beef supplies and lower livestock cost.

•
Operating Income – Operating income increased due to more favorable market conditions as we maximized our revenues relative to the decline in live fed cattle costs, partially offset by higher operating costs.

Pork Segment Results

in millions	Three Months Ended
	December 31, 2016	January 2, 2016	Change
Sales	$1,252	$1,213	$39
Sales volume change			4.3%
Average sales price change			(1.0)%
Operating income	$247	$158	$89
Operating margin	19.7%	13.0%
First quarter – Fiscal 2017 vs Fiscal 2016

•	Sales Volume – Sales volume increased due to strong demand for our pork products and increased exports.

•	Average Sales Price – Live hog supplies increased, which drove down livestock cost and average sales price.

•
Operating Income – Operating income increased as we maximized our revenues relative to the live hog markets, partially attributable to stronger export markets and operational and mix performance, which were partially offset by higher operating costs.

Prepared Foods Segment Results

in millions	Three Months Ended
	December 31, 2016	January 2, 2016	Change
Sales	$1,895	$1,896	$(1)
Sales volume change			2.9%
Average sales price change			(2.9)%
Operating income	$190	$207	$(17)
Operating margin	10.0%	10.9%
First quarter – Fiscal 2017 vs Fiscal 2016

•	Sales Volume – Sales volume increased due to improved demand for our prepared foods products.

•	Average Sales Price – Average sales price decreased primarily due to a decline in input costs of approximately $100 million, partially offset by product mix changes.

•
Operating Income – Operating income decreased due to higher operating costs at some of our facilities, increased marketing, advertising and promotion spend and $22 million of compensation and benefit integration expense. Additionally, Prepared Foods operating income was positively impacted by $127 million in synergies, of which $32 million was incremental synergies in the first quarter of fiscal 2017 above the $95 million of synergies realized in the first quarter of fiscal 2016. The positive impact of these synergies to operating income was partially offset with investments in innovation, new product launches and supporting the growth of our brands.

Other Results

in millions	Three Months Ended
	December 31, 2016	January 2, 2016	Change
Sales	$90	$99	$(9)
Operating loss	$(17)	$(18)	$1
First quarter – Fiscal 2017 vs Fiscal 2016

•	Sales – Sales decreased due to a decline in sales volume and decrease in average sales price in our foreign chicken production operations.

•	Operating Loss – Operating loss improved due to better performance at our China operation, partially offset by a slight increase in third-party merger and integration expense.

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
Cash Flows from Operating Activities

in millions	Three Months Ended
	December 31, 2016	January 2, 2016
Net income	$594	$461
Non-cash items in net income:
Depreciation and amortization	177	172
Deferred income taxes	(4)	69
Other, net	7	(1)
Net changes in operating assets and liabilities	360	394
Net cash provided by operating activities	$1,134	$1,095

•	Cash flows associated with net changes in operating assets and liabilities for the three months ended:

•
December 31, 2016 – Increased primarily due to decreased accounts receivable and income tax receivable balances and increased accounts payable and income taxes payable balances, partially offset by decreased accrued employee costs. The decreased accounts receivable, income tax receivable and accrued employee costs, as well as the increased accounts payable and income taxes payable balances are largely due to the timing of sales and payments.

•
January 2, 2016 – Increased primarily due to decreases in accounts receivable and inventory balances and increases accounts payable and income taxes payable balances. The decrease in accounts receivable and inventory is largely due to decreased raw materials costs and timing of sales. The increase in accounts payable is largely due to timing of payments.

Cash Flows from Investing Activities

in millions	Three Months Ended
	December 31, 2016	January 2, 2016
Additions to property, plant and equipment	$(200)	$(188)
(Purchases of)/Proceeds from marketable securities, net	(2)	(2)
Other, net	(12)	(1)
Net cash used for investing activities	$(214)	$(191)

•	Additions to property, plant and equipment include acquiring new equipment and upgrading our facilities to maintain competitive standing and position us for future opportunities.

•
Capital spending for fiscal 2017 is expected to approximate $1 billion and will include spending for production growth, safety, animal well-being, infrastructure replacements and upgrades, and operational improvements that will result in production and labor efficiencies, yield improvements and sales channel flexibility.

Cash Flows from Financing Activities

in millions	Three Months Ended
	December 31, 2016	January 2, 2016
Payments on debt	$(20)	$(20)
Borrowings on revolving credit facility	435	—
Payments on revolving credit facility	(735)	—
Purchases of Tyson Class A common stock	(576)	(387)
Dividends	(79)	(54)
Stock options exercised	6	34
Other, net	12	23
Net cash used for financing activities	(957)	(404)

•
We had net payments on our revolving credit facility of $300 million for the first three months of fiscal 2017. We utilized our revolving credit facility to balance our cash position with changes in working capital.

•	Purchases of Tyson Class A stock included:

•	$550 million and $357 million of shares repurchased pursuant to our share repurchase program during the three months ended December 31, 2016, and January 2, 2016, respectively.

•	$26 million and $30 million of shares repurchased to fund certain obligations under our equity compensation programs during the three months ended December 31, 2016, and January 2, 2016, respectively.

•
We expect to continue repurchasing shares under our share repurchase program. As of December 31, 2016, 31.7 million shares remain authorized for repurchases. The timing and extent to which we repurchase shares will depend upon, among other things, our working capital needs, markets, industry conditions, liquidity targets, limitations under our debt obligations and regulatory requirements.

•	Dividends paid during the first three months of fiscal 2017 included a 50% increase to our fiscal 2016 quarterly dividend rate.
Liquidity

in millions
	Commitments Expiration Date	Facility Amount	Outstanding Letters of Credit (no draw downs)	Amount Borrowed	Amount Available
Cash and cash equivalents					$307
Short-term investments					4
Revolving credit facility	September 2019	$1,250	$7	$—	1,243
Total liquidity					$1,554

•
The revolving credit facility supports our short-term funding needs and letters of credit. The letters of credit issued under this facility are primarily in support of leasing obligations and workers’ compensation insurance programs. Our maximum borrowing under the revolving credit facility during the first three months of fiscal 2017 was $300 million.

•	We expect net interest expense will approximate $230 million for fiscal 2017.

•
At December 31, 2016, approximately $270 million of our cash was held in the international accounts of our foreign subsidiaries. Generally, we do not rely on the foreign cash as a source of funds to support our ongoing domestic liquidity needs. Rather, we manage our worldwide cash requirements by reviewing available funds among our foreign subsidiaries and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our foreign subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. United States income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of foreign subsidiaries. Our intention is to reinvest the cash held by foreign subsidiaries permanently or to repatriate the cash only when it is tax efficient to do so.

•	Our current ratio was 1.60 to 1 and 1.77 to 1 at December 31, 2016, and October 1, 2016, respectively.
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

As of December 31, 2016, we had outstanding letters of credit totaling $7 million issued under this facility, none of which were drawn upon, which left $1,243 million available for borrowing. Our revolving credit facility is funded by a syndicate of 42 banks, with commitments ranging from $0.3 million to $85 million per bank. The syndicate includes bank holding companies that are required to be adequately capitalized under federal bank regulatory agency requirements.
Capitalization
To monitor our credit ratings and our capacity for long-term financing, we consider various qualitative and quantitative factors. We monitor the ratio of our net debt to EBITDA as support for our long-term financing decisions. At December 31, 2016, and October 1, 2016, the ratio of our net debt to EBITDA was 1.5x and 1.7x, respectively. Refer to Part I, Item 3, EBITDA Reconciliations, for an explanation and reconciliation to comparable GAAP measures. The decrease in this ratio at December 31, 2016, was due to increased EBITDA and decreased net debt during the first three months of fiscal 2017.
Credit Ratings
Term Loans: Tranche B due April 2019 and Tranche B due August 2019
Standard & Poor's Rating Services, a Standard & Poor's Financial Services LLC business (S&P), credit rating for both term loans is "BBB." Moody’s Investor Service, Inc. (Moody's) credit rating for both term loans is "Baa2." Fitch Ratings, a wholly owned subsidiary of Fimlac, S.A. (Fitch) credit rating for both term loans is "BBB." The below table outlines the borrowing spread on the outstanding principal balance depending on the rating levels of both term loans from S&P, Moody's and Fitch.

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
We were in compliance with all debt covenants at December 31, 2016.

RECENTLY ISSUED/ADOPTED ACCOUNTING PRONOUNCEMENTS
Refer to the discussion of recently issued/adopted accounting pronouncements under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 1: Accounting Policies and Note 2: Changes in Accounting Principles.
CRITICAL ACCOUNTING ESTIMATES
We consider accounting policies related to: contingent liabilities; marketing, advertising and promotion costs; accrued self-insurance; defined benefit pension plans; impairment of long-lived assets and definite life intangibles; impairment of goodwill and indefinite life intangible assets; and income taxes to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 1, 2016.
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
Among the factors that may cause actual results and experiences to differ from anticipated results and expectations expressed in such forward-looking statements are the following: (i) the effect of, or changes in, general economic conditions; (ii) fluctuations in the cost and availability of inputs and raw materials, such as live cattle, live swine, feed grains (including corn and soybean meal) and energy; (iii) market conditions for finished products, including competition from other global and domestic food processors, supply and pricing of competing products and alternative proteins and demand for alternative proteins; (iv) successful rationalization of existing facilities and operating efficiencies of the facilities; (v) risks associated with our commodity purchasing activities; (vi) access to foreign markets together with foreign economic conditions, including currency fluctuations, import/export restrictions and foreign politics; (vii) outbreak of a livestock disease (such as avian influenza (AI) or bovine spongiform encephalopathy (BSE)), which could have an adverse effect on livestock we own, the availability of livestock we purchase, consumer perception of certain protein products or our ability to access certain domestic and foreign markets; (viii) changes in availability and relative costs of labor and contract growers and our ability to maintain good relationships with employees, labor unions, contract growers and independent producers providing us livestock; (ix) issues related to food safety, including costs resulting from product recalls, regulatory compliance and any related claims or litigation; (x) changes in consumer preference and diets and our ability to identify and react to consumer trends; (xi) significant marketing plan changes by large customers or loss of one or more large customers; (xii) adverse results from litigation; (xiii) impacts on our operations caused by factors and forces beyond our control, such as natural disasters, fire, bioterrorism, pandemic or extreme weather; (xiv) risks associated with leverage, including cost increases due to rising interest rates or changes in debt ratings or outlook; (xv) compliance with and changes to regulations and laws (both domestic and foreign), including changes in accounting standards, tax laws, environmental laws, agricultural laws and occupational, health and safety laws; (xvi) our ability to make effective acquisitions or joint ventures and successfully integrate newly acquired businesses into existing operations; (xvii) cyber incidents, security breaches or other disruptions of our information technology systems; (xviii) effectiveness of advertising and marketing programs; and (xix) those factors listed under Item 1A. “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended October 1, 2016.

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
Commodities Risk: We purchase certain commodities, such as grains and livestock in the course of normal operations. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures and options, to reduce the effect of changing prices and as a mechanism to procure the underlying commodity. However, as the commodities underlying our derivative financial instruments can experience significant price fluctuations, any requirement to mark-to-market the positions that have not been designated or do not qualify as hedges could result in volatility in our results of operations. Contract terms of a hedge instrument closely mirror those of the hedged item providing a high degree of risk reduction and correlation. Contracts designated and highly effective at meeting this risk reduction and correlation criteria are recorded using hedge accounting. The following table presents a sensitivity analysis resulting from a hypothetical change of 10% in market prices as of December 31, 2016, and October 1, 2016, on the fair value of open positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. The market risk exposure analysis included hedge and non-hedge derivative financial instruments.

Effect of 10% change in fair value		in millions
	December 31, 2016	October 1, 2016
Livestock:
Live Cattle	$3	$5
Lean Hogs	13	7
Grain:
Corn	13	26
Soy Meal	11	8
Interest Rate Risk: At December 31, 2016, we had variable rate debt of $1,057 million with a weighted average interest rate of 2.1%. A hypothetical 10% increase in interest rates effective at December 31, 2016, and October 1, 2016, would have a minimal effect on interest expense.
Additionally, changes in interest rates impact the fair value of our fixed-rate debt. At December 31, 2016, we had fixed-rate debt of $4,910 million with a weighted average interest rate of 4.3%. Market risk for fixed-rate debt is estimated as the potential increase in fair value, resulting from a hypothetical 10% decrease in interest rates. A hypothetical 10% decrease in interest rates would have increased the fair value of our fixed-rate debt by approximately $88 million at December 31, 2016, and $71 million at October 1, 2016. The fair values of our debt were estimated based on quoted market prices and/or published interest rates.
We have interest rate risk associated with our pension and post-retirement benefit obligations. Changes in interest rates impact the liabilities associated with these benefit plans as well as the amount of income or expense recognized for these plans. Declines in the value of the plan assets could diminish the funded status of the pension plans and potentially increase the requirements to make cash contributions to these plans. See Part II, Item 8, Notes to Consolidated Financial Statements, Note 14: Pensions and Other Postretirement Benefits in the Annual Report on Form 10-K for the year ended October 1, 2016, for additional information.
Foreign Currency Risk: We have foreign exchange exposure from fluctuations in foreign currency exchange rates primarily as a result of certain receivable and payable balances. The primary currencies we have exposure to are the Brazilian real, the British pound sterling, the Canadian dollar, the Chinese renminbi, the European euro, the Japanese yen and the Mexican peso. We periodically enter into foreign exchange forward and option contracts to hedge some portion of our foreign currency exposure. A hypothetical 10% change in foreign exchange rates effective at December 31, 2016, and October 1, 2016, related to the foreign exchange forward and option contracts would have a $4 million and $3 million impact, respectively, on pretax income.

Concentration of Credit Risk: Refer to our market risk disclosures set forth in the 2016 Annual Report filed on Form 10-K for a detailed discussion of quantitative and qualitative disclosures about concentration of credit risks, as these risk disclosures have not changed significantly from the 2016 Annual Report.
EBITDA Reconciliations
A reconciliation of net income to EBITDA is as follows (in millions, except ratio data):

	Three Months Ended		Fiscal Year Ended	Twelve Months Ended
	December 31, 2016	January 2, 2016	October 1, 2016	December 31, 2016

Net income	$594	$461	$1,772	$1,905
Less: Interest income	(2)	(2)	(6)	(6)
Add: Interest expense	58	67	249	240
Add: Income tax expense	318	251	826	893
Add: Depreciation	156	151	617	622
Add: Amortization (a)	19	19	80	80
EBITDA	$1,143	$947	$3,538	$3,734

Total gross debt			$6,279	$5,967
Less: Cash and cash equivalents			(349)	(307)
Less: Short-term investments			(4)	(4)
Total net debt			$5,926	$5,656

Ratio Calculations:
Gross debt/EBITDA			1.8x	1.6x
Net debt/EBITDA			1.7x	1.5x

(a)
Excludes the amortization of debt discount expense of $2 million for the three months ended December 31, 2016, and January 2, 2016, and $8 million for the fiscal year ended October 1, 2016, and for the twelve months ended December 31, 2016, as it is included in interest expense.

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
An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.
In the first quarter ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Refer to the description of certain legal proceedings pending against us under Part I, Item 1, Notes to Consolidated Condensed Financial Statements, Note 16: Commitments and Contingencies, which discussion is incorporated herein by reference. Listed below are certain additional legal proceedings involving the Company and/or its subsidiaries.

On January 27, 2017, Haff Poultry, Inc., Craig Watts, Johnny Upchurch, Jonathan Walters and Brad Carr, acting on behalf of themselves and a putative class of broiler chicken farmers, filed a class action complaint against us and certain of our poultry subsidiaries, as well as several other vertically-integrated poultry processing companies, in the United States District Court for the Eastern District of Oklahoma. The plaintiffs allege, among other things, that the defendants colluded not to compete for broiler raising services “with the purpose and effect of fixing, maintaining, and/or stabilizing grower compensation below competitive levels” through the use of certain benchmarking services and an agreement “not to solicit or recruit growers from one another” in violation of the Sherman Antitrust Act. The plaintiffs also allege that defendants exchanged grower compensation data in violation of Section 202 of the Grain Inspection, Packers and Stockyards Act of 1921. The plaintiffs are seeking treble damages, pre- and post-judgment interest, costs, and attorneys’ fees on behalf of the putative class. This matter is in its initial stage, and we intend to defend against these allegations.

On April 23, 2015, the United States Environmental Protection Agency (EPA) issued a Finding and Notice of Violation (NOV) to Tyson Foods, Inc. and our subsidiary, Southwest Products, LLC, alleging violations of the California Truck and Bus Regulation. The NOV alleges that certain diesel-powered trucks operated by us in California did not comply with California’s emission requirements for in-use trucks and that we did not verify the compliance status of independent carriers hired to carry products in California. In January 2016, the EPA proposed that we pay a civil penalty of $283,990 to resolve these allegations. We are cooperating with the EPA and believe that we have defenses to the allegations of the NOV.

On June 17, 2014, the Missouri attorney general filed a civil lawsuit against us in the Circuit Court of Barry County, Missouri, concerning an incident that occurred in May 2014 in which some feed supplement was discharged from our plant in Monett, Missouri, to the City of Monett’s wastewater treatment plant allegedly leading to a fish kill in a local stream and odor issues around the plant. In January 2015, a consent judgment was entered that resolved the lawsuit. The judgment required payment of $540,000, which included amounts for penalties, cost recovery and supplemental environmental projects. We subsequently satisfied all these requirements, and the consent judgment was terminated in January 2017. The EPA has also indicated to us that it has begun a criminal investigation into the incident. If we become subject to criminal charges, we may be subject to a fine and other relief, as well as government contract suspension and debarment. We are cooperating with the EPA but cannot predict the outcome of its investigation at this time. It is also possible that other regulatory agencies may commence investigations and allege additional violations.

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
There have been no material changes to the risk factors listed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended October 1, 2016. These risk factors should be considered carefully with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information regarding our purchases of Class A stock during the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct. 2, 2016 to Oct. 29, 2016	2,752,346		$70.80	2,712,661		37,627,193
Oct. 30, 2016 to Dec. 3, 2016	5,088,237		60.88	4,752,478		32,874,715
Dec 4, 2016 to Dec 31, 2016	1,184,352		60.11	1,165,867		31,708,848
Total	9,024,935	(2)	$63.80	8,631,006	(3)	31,708,848

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

(2)
We purchased 393,929 shares during the period that were not made pursuant to our previously announced stock repurchase program, but were purchased to fund certain Company obligations under our equity compensation plans. These transactions included 86,181 shares purchased in open market transactions and 307,748 shares withheld to cover required tax withholdings on the vesting of restricted stock.

(3)	These shares were purchased during the period pursuant to our previously announced stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed with this report.

Exhibit No.	Exhibit Description

10.1*
Form of Performance Shares Relative Total Shareholder Return Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016.

10.2*
Form of Performance Shares EBIT Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016.

10.3*
Form of Restricted Stock Subject to Performance Criteria Stock Incentive Award Agreement pursuant to which restricted stock awards subject to performance criteria are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016.

10.4*
Form of Restricted Stock Incentive Award Agreement with contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016.

10.5*
Form of Restricted Stock Incentive Award Agreement with non-contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016.

10.6*
Form of Stock Options Incentive Award Agreement with contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016.

10.7*
Form of Stock Options Incentive Award Agreement with non-contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016.

10.8*
Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective January 1, 2017 (previously filed as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.9*
Amended and Restated Employment Agreement dated as of November 17, 2016, entered into between the Company and Thomas P. Hayes (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.10*
Transition, Non-Compete, and Consulting Agreement dated as of November 17, 2016, between the Company and Donald J. Smith (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 22, 2016, Commission File No. 001-14704, and incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYSON FOODS, INC.

Date: February 6, 2017	/s/ Dennis Leatherby
Dennis Leatherby
Executive Vice President and Chief Financial Officer

Date: February 6, 2017	/s/ Curt T. Calaway
Curt T. Calaway
Senior Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1*
Form of Performance Shares Relative Total Shareholder Return Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016.

10.2*
Form of Performance Shares EBIT Stock Incentive Award Agreement pursuant to which performance stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016.

10.3*
Form of Restricted Stock Subject to Performance Criteria Stock Incentive Award Agreement pursuant to which restricted stock awards subject to performance criteria are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016.

10.4*
Form of Restricted Stock Incentive Award Agreement with contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016.

10.5*
Form of Restricted Stock Incentive Award Agreement with non-contracted employees pursuant to which restricted stock awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016.

10.6*
Form of Stock Options Incentive Award Agreement with contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016.

10.7*
Form of Stock Options Incentive Award Agreement with non-contracted employees pursuant to which stock options awards are granted under the Tyson Foods, Inc. 2000 Stock Incentive Plan effective November 28, 2016.

10.8*
Amended and Restated Tyson Foods, Inc. Supplemental Executive Retirement and Life Insurance Premium Plan effective January 1, 2017 (previously filed as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.9*
Amended and Restated Employment Agreement dated as of November 17, 2016, entered into between the Company and Thomas P. Hayes (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 22, 2016, Commission File No. 001-14704, and incorporated herein by reference).

10.10*
Transition, Non-Compete, and Consulting Agreement dated as of November 17, 2016, between the Company and Donald J. Smith (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 22, 2016, Commission File No. 001-14704, and incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Statements of Comprehensive Income, (iii) Consolidated Condensed Balance Sheets, (iv) Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.